Form 10-Q
period 1993-12-31
CABOT CORP
filed 1994-02-14
CIK 16040

                                  FORM 10-Q
                              ____________________

                    UNITED STATES SECURITIES AND EXCHANGE
                      COMMISSION WASHINGTON, D.C. 20549
                    ______________________________________

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarter ended

                               DECEMBER 31, 1993

                                      or

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                       SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________

                        COMMISSION FILE NUMBER  1-5667

                              CABOT CORPORATION
            (Exact name of registrant as specified in its charter)

                DELAWARE                               04-2271897
        (State of Incorporation)            (I.R.S. Employer Identification No.)

             75 STATE STREET                           02109-1806
          BOSTON, MASSACHUSETTS                        (Zip Code)
(Address of principal executive offices)

     Registrant's telephone number, including area code:  (617) 345-0100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                          YES   X                NO
                               ---                  ---------

Indicate the number of shares outstanding of each of the classes of Common Stock, as of the latest practicable date.

     AS OF DECEMBER 31, 1993, THE COMPANY HAD 18,778,791 SHARES OF COMMON
                 STOCK, PAR VALUE $1 PER SHARE, OUTSTANDING.

                              CABOT CORPORATION

                        INDEX TO FINANCIAL STATEMENTS


Part I.  Financial Information                                        Page No.
                                                                      --------
         Item 1.  Financial Statements (Unaudited)

                  Consolidated Statements of Income
                    Three Months Ended December 31, 1993 and 1992           3

                  Consolidated Balance Sheets
                    December 31, 1993 and September 30, 1993                4

                  Consolidated Statements of Cash Flows
                    Three Months Ended December  31, 1993 and 1992          6

                  Notes to Consolidated Financial Statements                7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       9


Part II. Other Information

         Item 1.  Legal Proceedings                                        12

         Item 6.  Exhibits and Reports on Form 8-K                         12





                                     -2-

                              CABOT CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                Three Months Ended December 31, 1993 and 1992

                (Dollars in thousands, except per share amounts)
                                  UNAUDITED

                                                                             1993                 1992
                                                                             ----                 ----
Revenues:
    Net sales and other operating revenues                                $  398,475           $  396,104
    Interest and dividend income                                                 978                1,449
                                                                          ----------           ----------
         Total revenues                                                      399,453              397,553

Costs and expenses:
    Cost of sales                                                            296,750              300,310
    Selling and administrative expenses                                       51,029               50,649
    Research and technical service                                            11,721               10,029
    Interest expense                                                          10,259               10,996
    Other (income) expense, net                                                3,659                3,219
                                                                          -----------          ----------
         Total costs and expenses                                            373,418              375,203
                                                                          -----------          ----------

Income before income taxes                                                    26,035               22,350
Provision for income taxes                                                   (10,414)              (9,085)
Equity in net income (loss) of affiliated companies                              337               (1,338)
                                                                          -----------          ----------

Income before cumulative effect of accounting changes                         15,958               11,927

Cumulative effect of accounting changes                                         -                 (26,109)
                                                                          -----------          ----------

Net income (loss)                                                             15,958              (14,182)
                                                                          -----------          ----------

Dividends on preferred stock, net of tax
    benefit of $484 and $474, respectively                                      (899)                (920)
                                                                          -----------          ----------

Income (loss) applicable to primary common shares                        $    15,059           $  (15,102)
                                                                          -----------          ----------
                                                                          -----------          ----------

Weighted average common shares outstanding (000):
    Primary                                                                   19,079               18,637
    Fully diluted (Note A)                                                    20,641               20,211

Income per common share:
Primary
    Continuing operations                                                 $     0.79           $     0.59
    Cumulative effect of accounting changes                                       -                 (1.40)
                                                                          -----------          ----------
         Income per share                                                 $      0.79          $     (0.81)
                                                                          -----------          ----------
                                                                          -----------          ----------
Fully diluted (Note A)
    Continuing operations                                                 $      0.74          $     0.59
    Cumulative effect of accounting changes                                       -                 (1.40)
                                                                          ------------          ----------
         Income per share                                                 $      0.74          $     (0.81)
                                                                          -----------          ----------
                                                                          -----------          ----------

Dividends per common share                                                $      0.26          $     0.26
                                                                          -----------          ----------
                                                                          -----------          ----------

The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    December 31, 1993 and September 30, 1993

                             (Dollars in thousands)

                                    ASSETS


                                                                           December 31          September 30
                                                                              1993                   1993
                                                                           (Unaudited)
                                                                          -------------        ----------------
Current assets:
    Cash and cash equivalents                                             $      33,319            $     40,267
    Accounts and notes receivable
         (net of reserve for doubtful
          accounts of $6,413 and $6,321)                                        245,077                 258,057

    Inventories:
         Raw materials                                                           47,916                 45,589
         Work in process                                                         33,786                 36,923
         Finished goods                                                          93,262                 77,747
         Other                                                                   35,655                 35,091
                                                                          -------------            -----------
             Total inventories                                                  210,619                195,350

    Prepaid expenses                                                             15,245                  8,771
    Deferred income taxes                                                        37,979                 41,761
                                                                          -------------            -----------

Total current assets                                                            542,239                544,206
                                                                          -------------            -----------
Investments:
    At equity                                                                   164,258                166,669
    At cost                                                                       7,915                  7,911
                                                                          -------------            -----------
         Total investments                                                      172,173                174,580
                                                                          -------------            -----------

Property, plant and equipment:
    At cost                                                                   1,242,128              1,250,228
    Accumulated depreciation and amortization                                   610,691                603,708
                                                                          -------------            -----------
         Net property, plant and equipment                                      631,437                646,520

Other assets:
    Intangible assets, net of amortization                                       78,306                 78,873
    Deferred income taxes                                                         6,321                  5,752
    Other assets                                                                 34,551                 39,542
                                                                          -------------            -----------
         Total other assets                                                     119,178                124,167
                                                                          -------------            -----------

Total assets                                                              $   1,465,027            $ 1,489,473
                                                                          -------------            -----------
                                                                          -------------            -----------

The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    December 31, 1993 and September 30, 1993

                            (Dollars in thousands)

                      LIABILITIES & STOCKHOLDERS' EQUITY

                                                                              December 31                     September 30
                                                                                1993                             1993
                                                                              (Unaudited)
                                                                            --------------                  ---------------
Current liabilities:
    Notes payable to banks                                                  $      66,588                       $    1,501
    Current portion of long-term debt                                             159,383                           29,205
    Accounts payable and accrued liabilities                                      234,539                          297,201
    U.S. and foreign income taxes payable                                          17,686                           25,029
    Deferred income taxes                                                           1,208                            1,285
                                                                            --------------                    -------------
        Total current liabilities                                                 479,404                          354,221

Long-term debt                                                                    307,885                          459,275
Deferred income taxes                                                              88,074                           86,344
Other liabilities                                                                 143,512                          147,360

Commitments and contingencies (Note B)

Stockholders' Equity:  (Note C)

Preferred stock:
    Authorized:  2,000,000 shares of $1 par value

    Series A Junior Participating Preferred Stock
      Issued and outstanding:  none

    Series B ESOP Convertible Preferred Stock 7.75% Cumulative
      Issued:  75,336 shares (aggregate redemption value
        $74,167 and $74,982)                                                       75,336                           75,336

Less cost of shares of preferred treasury stock                                    (3,321)                          (3,003)

Common stock:
    Authorized:  80,000,000 shares of $1 par value
    Issued:  33,887,484 shares                                                     33,887                           33,887

Additional paid-in capital                                                         34,583                           33,621

Retained earnings                                                                 871,986                          861,803

Less cost of common treasury stock
    (including unearned amounts of $6,788 and $7,321)                            (480,997)                        (483,184)

Deferred employee benefits                                                        (68,447)                         (68,781)
Foreign currency translation adjustments                                          (16,875)                          (7,406)
                                                                              ------------                   --------------

Total stockholders' equity                                                        446,152                          442,273
                                                                              ------------                    -------------

Total liabilities and stockholders' equity                                    $ 1,465,027                      $ 1,489,473
                                                                              ------------                     ------------
                                                                              ------------                     ------------

The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months Ended December 31, 1993 and 1992

                             (Dollars in thousands)

                                  UNAUDITED

                                                                                      1993                       1992
                                                                                      -----                      -----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                         $   15,958                  $ (14,182)
Adjustments to reconcile net income to cash
   provided by operating activities:
    Depreciation and amortization                                                      21,004                     21,151
    Deferred tax provision                                                              4,934                      1,350
    Gain on sale of investments                                                          -                        (2,829)
    Effects of accounting changes                                                        -                        26,109
    Equity in net income/loss of affiliated companies,
      net of dividends received                                                         1,891                      3,294
    Other, net                                                                            734                       (778)

Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                                          9,515                     (9,768)
    Increase in inventory                                                             (16,881)                   (15,066)
    Decrease in accounts payable and accruals                                         (58,716)                   (12,007)
    Increase in prepayments and intangible assets                                      (3,209)                      (452)
    Other, net                                                                        (10,033)                    (3,396)
                                                                                    ----------                 ----------

Cash used by operating activities                                                     (34,803)                    (6,574)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment                                            (13,183)                   (14,518)
Investments                                                                               -                      (10,515)
Sales of investments and property, plant and equipment                                     29                      3,081
                                                                                    ----------                 ----------

Cash used by investing activities                                                     (13,154)                   (21,952)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt                                                             -                         5,330
Reduction in long-term debt                                                              (695)                    (3,021)
Increase in short-term debt                                                            45,549                     13,125
Sales of treasury stock, net                                                            2,130                      6,305
Cash dividends paid to stockholders                                                    (5,775)                    (5,712)
                                                                                    ----------                 ----------

Cash provided by financing activities                                                  41,209                     16,027

Effect of exchange rate changes on cash                                                  (200)                     4,896
                                                                                    ----------                 ----------

Decrease in cash and cash equivalents                                                  (6,948)                    (7,603)

Cash and cash equivalents at beginning of period                                       40,267                     30,656
                                                                                    ----------                 ----------

Cash and cash equivalents at end of period                                          $  33,319                  $  23,053
                                                                                    ----------                 ----------
                                                                                    ----------                 ----------

The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1993


A.       SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The consolidated financial statements include the accounts of Cabot Corporation and all majority-owned and controlled domestic and foreign subsidiaries. Investments in majority-owned affiliates where control is temporary and investments in 20 percent-to 50 percent-owned affiliates are accounted for on the equity method. All significant intercompany transactions have been eliminated.

         The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company's Form 10-K for the year ended September 30, 1993.

         The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 1993 and 1992. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year. During the fourth quarter of fiscal 1993, the Company adopted two new accounting standards related to postretirement benefits and income taxes. Both of these standards were adopted as of October 1, 1992, and as a result, the quarter ending December 31, 1992 has been restated.

         Earnings Per Share

         The computation of fully diluted earnings per share considers the conversion of the Company's Series B ESOP Convertible Preferred Stock held by the Company's Employee Stock Ownership Plan, and also includes the potentially dilutive effects of the Company's Equity Incentive Plan.

B.       CONTINGENCIES

         The Company is a defendant in various lawsuits and is involved in other gas contract issues and environmental proceedings wherein substantial amounts are claimed. In the opinion of the Company's management, these suits and claims should not result in final judgments or settlements which, in the aggregate, would have a material adverse effect on the Company's financial condition.

         Fumed silica supplied by Cabot was used by others in the manufacture of silicone breast implant envelopes. There are currently pending more than 10,000 lawsuits in state and federal courts alleging injuries arising from the use of silicone breast implants. The federal cases have been consolidated in the Multi-District Litigation pending in the United States District Court for the Northern District of Alabama. Generally, the various state cases have been similarly consolidated in each jurisdiction. In addition, arrangements have been made for consolidated discovery in all actions. Cabot has been named as a defendant in fewer than 100 of those lawsuits, although additional lawsuits have been threatened and are expected to be brought in due course. The pleadings in those suits are based on master form complaints adopted for use in the various jurisdictions. In each of the lawsuits brought against Cabot, Cabot is one of many defendants and the complaints do not allege the specific factual bases for liability against Cabot or the amount of damages specifically claimed against Cabot. Cabot believes that it will be alleged that fumed silica supplied by Cabot contributed to the plaintiffs' injuries but also believes that it has adequate defenses. However, the scientific, legal and societal issues raised by these cases are complex and the outcome is uncertain. Cabot is still evaluating the litigation and therefore cannot predict with any assurance the course this litigation will take, the number of cases to which Cabot will be added as a defendant, the amount of damages, if any, that may be assessed against Cabot or the defense costs that will be incurred by Cabot.

                               CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1993
                                   UNAUDITED

C.  STOCKHOLDERS' EQUITY
    The following table summarizes the changes in stockholders' equity for the three months ended December 31, 1993.

                                  (Dollars in thousands)


                                            Preferred Stock      Preferred            Common Stock
                                            ---------------      Treasury Stock       ------------          Additional
                                            Shares               --------------     Shares                  Paid-In        Retained
                                            Issued    Value      Shares   Cost      Issued      Value       Capital        Earnings
                                            ------    -----      ------   -----     ------      -----       -----------    --------
Balance at September 30, 1993               75,336    $75,336    3,686   $(3,003)   33,887,484   $33,887     $33,621       $861,803

Net Income                                                                                                                   15,958

Common stock dividends paid                                                                                                  (4,876)

Issuance of treasury stock under
     employee compensation plans                                                                                 329

Purchase of treasury stock-preferred                               250      (318)

Sale of treasury stock to Profit Sharing
     and Savings Plan                                                                                            633

Preferred stock dividends paid to
     Employee Stock Ownership Plan,
     net of tax                                                                                                                (899)

Principal payment by Employee Stock
     Ownership Plan under guaranteed
     loan

Amortization of unearned compensation

Foreign currency translation adjustments
                                            ------    -------    -----   -------    ----------   -------     -------       --------

Balance at December 31, 1993                75,336    $75,336    3,936   $(3,321)   33,887,484   $33,887     $34,583       $871,986
                                            ------    -------    -----   -------    ----------   -------     -------       --------
                                            ------    -------    -----   -------    ----------   -------     -------       --------


                                             Common                                                     Foreign         Total
                                             Treasury Stock                               Deferred      Currency        Stock-
                                             --------------               Unearned        Employee      Translation     holders'
                                             Shares       Cost            Compensation    Benefits      Adjustments     Equity
                                             ------       ----            ------------    ---------     ------------    ------
Balance at September 30, 1993                15,161,103   $(475,863)       $(7,321)       $(68,781)     $(7,406)       $442,273

Net Income                                                                                                               15,958

Common stock dividends paid                                                                                              (4,876)

Issuance of treasury stock under
     employee compensation plans                (32,620)      1,029           (168)                                       1,190

Purchase of treasury stock-preferred                                                                                       (318)

Sale of treasury stock to Profit Sharing
     and Savings Plan                           (19,790)        625                                                       1,258

Preferred stock dividends paid to
     Employee Stock Ownership Plan,
     net of tax                                                                                                            (899)

Principal payment by Employee Stock
     Ownership Plan under guaranteed
     loan                                                                                      334                          334

Amortization of unearned compensation                                          701                                          701

Foreign currency translation adjustments                                                                 (9,469)         (9,469)
                                             ----------   ----------       --------       ---------    ---------        --------

Balance at December 31, 1993                 15,108,693   $(474,209)       $(6,788)       $(68,447)    $(16,875)       $446,152
                                             ----------   ----------       --------       ---------    ---------        --------
                                             ----------   ----------       --------       ---------    ---------        --------

                               CABOT CORPORATION

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


I. RESULTS OF OPERATIONS

Sales and operating profit by industry segment are shown in the accompanying table on page 11.

Three Months Ended December 31, 1993 versus
Three Months Ended December 31, 1992


Net income for the first quarter of fiscal year 1994 was $16.0 million ($0.79 per primary common share), compared with a loss of $14.2 million ($0.81 loss per primary common share) in the same quarter a year ago. Fiscal 1993 first quarter results were restated to reflect a $26.1 million ($1.40 per share) charge for required accounting changes. Net income before these accounting changes was $11.9 million ($0.59 per primary common share). Net sales and other operating revenues of $398.5 million were relatively flat with last year's revenues of $396.1 million. Total operating profit, however, increased 16% to $41.6 million from $35.9 million last year.

In the Specialty Chemicals and Materials Group, sales decreased 3% to
$278.2 million from $288.2 million, while operating profits increased 21% to $36.0 million from $29.7 million in the first quarter of fiscal 1993. Strong operating profits reflected favorable margins in most of the Specialty Chemicals businesses, and the effect of continued cost reductions. The only significant shifts in Specialty Chemicals volumes were declines in the European Carbon Black Division, partially offset by increases in the South American Carbon Black Division and the Cab-O-Sil Division. Regionally, economic uncertainty continues in Europe and in Japan. The Company expects to implement planned European capacity reduction with the closing of its carbon black production facility in Hanau, Germany later this year. The Company's equity affiliate in Japan continues to review the possibility of carbon black capacity reductions.

In the Energy Group, sales grew 11% to $120.3 million from $107.9 million, and operating profits fell 10% to $5.6 million from $6.2 million last year. The decline in operating profits is a result of smaller margins in the Company's LNG business brought about by an overall weakness in energy prices. LNG prices have recently rebounded with the unusually cold weather in the Northeast. The Company's LNG business imported 6 cargoes during the quarter versus 4 cargoes last year.

First quarter net income also included a $1.7 million increase in the Company's equity in affiliates. This increase reflects performance improvement in certain carbon black affiliate plants.

Interest expense declined 6% to $10.3 million from $11.0 million a year ago. The improvement is a result of an overall reduction in debt from a year ago and lower effective interest rates.

The Company's effective tax rate remained unchanged from last year at 40%.

The Company remains concerned that the European and Japanese economies are still quite sluggish. In Europe, carbon black volumes are down versus the year ago quarter, and margins remain under pressure. In the Energy Group, the Company has recently experienced and expects to continue to experience some LNG supply constraint due to the refurbishment of its Algerian supplier's LNG facility. The Company expects the positive effects of the cold winter in the Northeast to offset the negative effects of the reduced shipments in the second quarter.

                              CABOT CORPORATION

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


II. CASH FLOWS AND LIQUIDITY

During the quarter, the Company's operations used $35 million of cash reflecting increased working capital requirements due to normal seasonal trends and the settlement of the last significant, and previously reserved for, take-or-pay case. Cabot increased its borrowings by $44.9 million during the quarter primarily to fund these needs.

The Company invested $13 million in plant and equipment during the quarter. The Company made no investments in its equity affiliates during this quarter compared to $10.5 million in the first quarter of fiscal 1993.

At December 31, 1993, there were no amounts borrowed under a $250 million line of credit available to the Company. In January 1994, the company replaced this existing line of credit with a new line, for the same amount, under similar terms. The Company's ratio of total debt (including short term debt net of cash) to capital increased from 50% to 53% during the quarter. The Company believes its businesses can support higher-than-targeted leverage for an interim period as a result of investment in businesses that will contribute materially to the growth and stability of the Company's earnings.

Management expects cash from operations and present financing arrangements, including the Company's unused line of credit, to be sufficient to meet the Company's cash requirements for the foreseeable future.

                               CABOT CORPORATION

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                                                                                        Three Months Ended
                                                                                        ------------------
                                                                                      12/31/93       12/31/92
                                                                                      ---------      --------
                                                                                        Dollars in millions,
                                                                                      except per share amounts
                                                                                      ------------------------
Industry Segment Data

Sales:
Specialty Chemicals & Materials                                                         $  278.2      $ 288.2
Energy                                                                                     120.3        107.9
                                                                                        ---------     --------
     Net Sales                                                                          $  398.5      $ 396.1
                                                                                        ---------     --------
                                                                                        ---------     --------

Operating Profit:
Specialty Chemicals & Materials                                                            $36.0      $  29.7
Energy                                                                                       5.6          6.2
                                                                                        ---------     --------
     Total operating profit                                                                 41.6         35.9

Interest expense                                                                           (10.3)       (11.0)
General corporate expense                                                                   (5.3)        (2.6)
                                                                                        ---------     --------

Income from continuing operations before income taxes                                       26.0         22.3
Provision for income taxes                                                                 (10.4)        (9.1)
Equity in net income (loss) of affiliated companies                                          0.4         (1.3)
                                                                                        ---------     --------

Net income before the cumulative effect of accounting changes                               16.0         11.9
Cumulative effect of accounting changes                                                       -         (26.1)
                                                                                        ---------     ---------
Net income (loss)                                                                           16.0        (14.2)

Dividends on preferred stock                                                                (0.9)        (0.9)
                                                                                        ---------     --------

Income (loss) applicable to primary common shares                                       $   15.1      $ (15.1)
                                                                                        ---------     --------
                                                                                        ---------     --------
Income (loss) per common share:

Primary
     Continuing operations                                                              $   0.79      $  0.59
     Cumulative effect of accounting changes                                                 -          (1.40)
                                                                                        ---------     --------
           Income (loss) per share                                                      $   0.79      $ (0.81)
                                                                                        ---------     --------
                                                                                        ---------     --------
Fully Diluted
     Continuing operations                                                              $   0.74      $  0.59
     Cumulative effect of accounting changes                                                 -          (1.40)
                                                                                        ---------     --------
           Income (loss) per share                                                      $   0.74      $ (0.81)
                                                                                        ---------     --------
                                                                                        ---------     --------

                          Part II.  Other Information



Item 1.  Legal Proceedings

During the first quarter of fiscal year 1994, a take-or-pay case pending against the Company and certain former subsidiaries and on appeal before the court of appeals for the Seventh District of Texas was settled with no material adverse effect on the Company's financial condition. This case is in addition to a take-or-pay case reported in the Company's Annual Report on Form 10-K to have been settled in December 1993.

Fumed silica supplied by Cabot was used by others in the manufacture of silicone breast implant envelopes. There are currently pending more than 10,000 lawsuits in state and federal courts alleging injuries arising from the use of silicone breast implants. The federal cases have been consolidated in the Multi-District Litigation pending in the United States District Court for the Northern District of Alabama. Generally, the various state cases have been similarly consolidated in each jurisdiction. In addition, arrangements have been made for consolidated discovery in all actions. Cabot has been named as a defendant in fewer than 100 of those lawsuits, although additional lawsuits have been threatened and are expected to be brought in due course. The pleadings in those suits are based on master form complaints adopted for use in the various jurisdictions. In each of the lawsuits brought against Cabot, Cabot is one of many defendants and the complaints do not allege the specific factual bases for liability against Cabot or the amount of damages specifically claimed against Cabot. Cabot believes that it will be alleged that fumed silica supplied by Cabot contributed to the plaintiffs' injuries but also believes that it has adequate defenses. However, the scientific, legal and societal issues raised by these cases are complex and the outcome is uncertain. Cabot is still evaluating the litigation and therefore cannot predict with any assurance the course this litigation will take, the number of cases to which Cabot will be added as a defendant, the amount of damages, if any, that may be assessed against Cabot or the defense costs that will be incurred by Cabot.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 The Exhibit number corresponds to the number assigned to such Exhibits in the Exhibit Table of Item 601 of Regulation S-K.


         Exhibit
         Number             Description
         -------            -----------

           4 Credit Agreement, dated as of January 13, 1994, among Cabot Corporation and nine banks and Morgan Guaranty Trust Company of New York, as agent for the banks, filed herewith.

           11 Statements regarding Computation of Per Share Earnings filed herewith.

           12 Statement regarding Computation of Ratio of Earnings to Fixed Charges filed herewith.


           (b)   Reports on Form 8-K

                 No report on Form 8-K was filed by the Company during the three months ended December 31, 1993.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CABOT CORPORATION




Date:  February 10, 1994             /s/ John G.L. Cabot
                                     ----------------------------
                                     John G.L. Cabot
                                     Vice Chairman and Chief Financial Officer



Date:  February 10, 1994             /s/ William R. Thompson
                                     -----------------------------
                                     William R. Thompson
                                     Vice President and Controller
                                     (Chief Accounting Officer)