Form 10-Q
period 1994-03-31
CABOT CORP
filed 1994-05-13
CIK 16040

                                   FORM 10-Q


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarter ended

                                 MARCH 31, 1994

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

                       Yes            X                No
                           ----------------------         --------------------

    Indicate the number of shares outstanding of each of the classes of Common Stock, as of the latest practicable date.

       AS OF MARCH 31, 1994, THE COMPANY HAD 18,788,487 SHARES OF COMMON
                  STOCK, PAR VALUE $1 PER SHARE, OUTSTANDING.

                               CABOT CORPORATION

                         INDEX TO FINANCIAL STATEMENTS


   Part I.   Financial Information                                        Page No.
                                                                          --------
             Item 1.  Financial Statements (Unaudited)

                      Consolidated Statements of Income
                      Three Months Ended March 31, 1994 and 1993               3

                      Consolidated Statements of Income
                      Six Months Ended March 31, 1994 and 1993                 4

                      Consolidated Balance Sheets
                      March 31, 1994 and September 30, 1993                    5

                      Consolidated Statements of Cash Flows
                      Six Months Ended March 31, 1994 and 1993                 7

                      Notes to Consolidated Financial Statements               8

              Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                    10


   Part II.  Other Information

             Item 4.  Submissions of Matters to a Vote of Security Holders    13

             Item 6.  Exhibits and Reports on Form 8-K                        13

                               CABOT CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 1994 and 1993

                (Dollars in thousands, except per share amounts)

                                   UNAUDITED

                                                        1994            1993
   Revenues:
      Net sales and other operating revenues    $    434,860     $   407,580
      Interest and dividend income                     1,056             903
                                                -------------    ------------
        Total revenues                               435,916         408,483
                                                -------------    ------------

   Costs and expenses:
      Cost of sales                                  319,321         305,992
      Selling and administrative expenses             52,855          50,155
      Research and technical service                  12,186          10,475
      Interest expense                                10,305          11,493
      Other (income) expense, net                      6,272           7,768
                                                -------------    ------------
        Total costs and expenses                     400,939         385,883
                                                -------------    ------------

   Income before income taxes                         34,977          22,600
   Provision for income taxes                        (12,771)         (9,380)
   Equity in net income of affiliated companies          142             736
                                                -------------    ------------

   Net income                                         22,348          13,956
                                                -------------    ------------

   Dividends on preferred stock, net of tax
      benefit of $483 and $474, respectively            (897)           (919)
                                                -------------    ------------

   Income applicable to primary common shares   $     21,451     $    13,037
                                                =============    ============

   Weighted average common shares outstanding (000):
      Primary                                         19,089          18,602
      Fully diluted (Note A)                          20,652          20,193

   Income per common share:

      Primary                                   $       1.12     $      0.70
                                                =============    ============
      Fully diluted (Note A)                    $       1.05     $      0.66
                                                =============    ============


   Dividends per common share                   $       0.26     $      0.26
                                                =============    ============






   The accompanying notes are an integral part of these financial statements.


                               CABOT CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    Six Months Ended March 31, 1994 and 1993

                (Dollars in thousands, except per share amounts)

                                   UNAUDITED
                                                              1994         1993
   Revenues:
      Net sales and other operating revenues            $  833,335    $ 803,684
      Interest and dividend income                           2,034        2,352
                                                        -----------   ----------
        Total revenues                                     835,369      806,036
                                                        -----------   ----------

   Costs and expenses:
      Cost of sales                                        616,072      606,302
      Selling and administrative expenses                  103,884      100,804
      Research and technical service                        23,907       20,504
      Interest expense                                      20,564       22,489
      Other (income) expense, net                            9,931       10,987
                                                        -----------   ----------
        Total costs and expenses                           774,358      761,086
                                                        -----------   ----------

   Income before income taxes                               61,011       44,950
   Provision for income taxes                              (23,184)     (18,465)
   Equity in net income (loss) of affiliated companies         479         (602)
                                                        -----------   ----------

   Income before cumulative effect of accounting changes    38,306       25,883

   Cumulative effect of accounting changes                       -      (26,109)
                                                        -----------   ----------

   Net income (loss)                                        38,306         (226)
                                                        -----------   ----------

   Dividends on preferred stock, net of tax
      benefit of $967 and $948, respectively                (1,796)      (1,839)
                                                        -----------   ----------

   Income (loss) applicable to primary common shares    $   36,510    $  (2,065)
                                                        ===========   ==========

   Weighted average common shares outstanding (000):
      Primary                                               19,084       18,644
      Fully diluted (Note A)                                20,641       20,216

   Income (loss) per common share:

   Primary
      Continuing operations                             $     1.91    $    1.29
      Cumulative effect of accounting changes                    -        (1.40)
                                                        -----------   ----------
        Income (loss) per share                         $     1.91    $   (0.11)
                                                        ===========   ==========
   Fully diluted (Note A)
      Continuing operations                             $     1.80    $    1.29
      Cumulative effect of accounting changes                    -        (1.40)
                                                        -----------   ----------
        Income (loss) per share                         $     1.80    $   (0.11)
                                                        ===========   ==========
   Dividends per common share                           $     0.52    $    0.52
                                                        ===========   ==========

   The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     March 31, 1994 and September 30, 1993

                             (Dollars in thousands)

                                     ASSETS

                                                 March 31   September 30
                                                     1994           1993
                                                (Unaudited)
   Current assets:
      Cash and cash equivalents                 $   35,028   $   40,267
      Accounts and notes receivable
        (net of reserve for doubtful
         accounts of $6,831and $6,321)             278,724      258,057

      Inventories:
        Raw materials                               50,490       45,589
        Work in process                             31,181       36,923
        Finished goods                              99,420       77,747
        Other                                       35,805       35,091
                                                 ----------   ----------
            Total inventories                      216,896      195,350

      Prepaid expenses                              15,086        8,771
      Deferred income taxes                         33,828       41,761
                                                 ----------   ----------
   Total current assets                            579,562      544,206
                                                 ----------   ----------

   Investments:
      At equity                                    163,258      166,669
      At cost                                        7,915        7,911
                                                 ----------   ----------
        Total investments                          171,173      174,580
                                                 ----------   ----------

   Property, plant and equipment:
      At cost                                    1,272,090    1,250,228
      Accumulated depreciation and amortization   (635,739)    (603,708)
                                                 ----------   ----------
        Net property, plant and equipment          636,351      646,520

   Other assets:
      Intangible assets, net of amortization        75,779       78,873
      Deferred income taxes                          7,311        5,752
      Other assets                                  34,626       39,542
                                                 ----------   ----------
        Total other assets                         117,716      124,167
                                                 ----------   ----------

   Total assets                                 $1,504,802   $1,489,473
                                                ===========  ===========





   The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     March 31, 1994 and September 30, 1993

                             (Dollars in thousands)

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                  March 31        September 30
                                                                      1994                1993
                                                                (Unaudited)
Current liabilities:
   Notes payable to banks                                      $   49,650         $    1,501
   Current portion of long-term debt                              156,148             29,205
   Accounts payable and accrued liabilities                       280,609            297,201
   U.S. and foreign income taxes payable                           14,191             25,029
   Deferred income taxes                                            1,193              1,285
                                                               ----------         ----------
     Total current liabilities                                    501,791            354,221

Long-term debt                                                    294,279            459,275
Deferred income taxes                                              98,790             86,344
Other liabilities                                                 136,999            147,360

Commitments and contingencies (Note B)

Stockholders' Equity:  (Note C)

Preferred stock:
   Authorized:  2,000,000 shares of $1 par value

   Series A Junior Participating Preferred Stock
     Issued and outstanding:  none

   Series B ESOP Convertible Preferred Stock 7.75% Cumulative
     Issued:  75,336 shares (aggregate redemption value
       $73,975 and $74,982)                                        75,336             75,336

Less cost of shares of preferred treasury stock                    (3,548)            (3,003)

Common stock:
   Authorized:  80,000,000 shares of $1 par value
   Issued:  33,887,484 shares                                      33,887             33,887

Additional paid-in capital                                         34,610             33,621

Retained earnings                                                 888,552            861,803

Less cost of common treasury stock
   (including unearned amounts of $6,195 and $7,321)             (480,158)          (483,184)

Deferred employee benefits                                        (68,106)           (68,781)
Foreign currency translation adjustments                           (7,630)            (7,406)
                                                               ----------         ----------
Total stockholders' equity                                        472,943            442,273
                                                               ----------         ----------
Total liabilities and stockholders' equity                     $1,504,802         $1,489,473
                                                               ==========         ==========

The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended March 31, 1994 and 1993

                             (Dollars in thousands)

                                   UNAUDITED
                                                                     1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                  $ 38,306   $   (226)
Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
   Depreciation and amortization                                     42,141     42,126
   Deferred tax provision                                             7,369      1,125
   Gain on sale of investments                                            -     (2,841)
   Effects of accounting changes                                          -     26,109
   Equity in net income/loss of affiliated companies,
     net of dividends received                                        2,689      3,119
   Other, net                                                         1,789       (856)

Changes in assets and liabilities:
   Increase in accounts receivable                                  (20,504)   (22,181)
   Increase in inventory                                            (21,473)      (232)
   (Decrease) increase in accounts payable and accruals             (16,218)     9,932
   (Increase) decrease in prepayments and intangible assets          (1,951)    10,461
   Other, net                                                        (8,805)      (138)
                                                                   --------   --------
Cash provided by operating activities                                23,343     66,398

Cash flows from investing activities:

Additions to property, plant and equipment                          (28,759)   (29,446)
Investments                                                            (284)   (16,198)
Sales of investments and property, plant and equipment                   77      3,156
                                                                  ---------  ---------
Cash used by investing activities                                   (28,966)   (42,488)

Cash flows from financing activities:

Proceeds from long-term debt                                              -      7,789
Reduction in long-term debt                                         (15,221)    (4,567)
Increase (decrease) in short-term debt                               24,943    (20,449)
Sales of treasury stock, net                                          2,078      6,434
Cash dividends paid to stockholders                                 (11,556)   (11,444)
                                                                  ---------  ---------
Cash provided (used) by financing activities                            244    (22,237)

Effect of exchange rate changes on cash                                 140     (2,246)
                                                                  ---------  ---------
Decrease in cash and cash equivalents                                (5,239)      (573)

Cash and cash equivalents at beginning of period                     40,267     30,656
                                                                  ---------  ---------
Cash and cash equivalents at end of period                         $ 35,028   $ 30,083
                                                                  =========  =========



The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1994


A.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of Cabot Corporation and all majority-owned and controlled domestic and foreign subsidiaries. Investments in majority-owned affiliates where control is temporary and investments in 20 percent- to 50 percent-owned affiliates are accounted for on the equity method. All significant intercompany transactions have been eliminated.

     The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company's Form 10-K for the year ended September 30, 1993.

     The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 1994 and 1993. All such adjustments are of a normal recurring nature.
     The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year. During the fourth quarter of fiscal 1993, the Company adopted two new accounting standards related to postretirement benefits and income taxes. Both of these standards were adopted as of October 1, 1992, and as a result, the income statement and the statement of cash flows for the six months ending March 31, 1993 have been restated.

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

     Fumed silica supplied by Cabot was used by others in the manufacture of silicone breast implant envelopes. There are currently pending more than 10,000 lawsuits in state and federal courts alleging injuries arising from the use of silicone breast implants. The federal cases have been consolidated in the Multi-District Litigation pending in the United States District Court for the Northern District of Alabama. Generally, the various state cases have been similarly consolidated in each jurisdiction. In addition, arrangements have been made for consolidated discovery in all actions. Cabot has been named as a defendant in fewer than 100 of those lawsuits, although additional lawsuits have been threatened and are expected to be brought in due course. Cabot believes that it has adequate defenses in each of the lawsuits in which it is a defendant. However, the scientific, legal and societal issues raised by these cases are complex and the outcome is uncertain. Cabot is still evaluating the litigation and therefore cannot predict with any assurance the course this litigation will take, the number of cases to which Cabot will be added as a defendant, the amount of damages, if any, that may be assessed against Cabot or the defense costs that will be incurred by Cabot.

                               CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 1994
                                   UNAUDITED

C.   STOCKHOLDERS' EQUITY
     The following table summarizes the changes in stockholders' equity for the six months ended March 31, 1994.

                                          (Dollars in thousands)
                                          Preferred Stock      Preferred            Common Stock        Additional
                                          ---------------                           ------------
                                          Shares             Treasury Stock      Shares                 Paid-In      Retained
                                                             --------------
                                          Issued    Value    Shares    Cost      Issued       Value     Capital      Earnings
                                          ------    -----    ------    ----      ------       -----     -------      --------
Balance at September 30, 1993             75,336    $75,336  3,686     $(3,003)  33,887,484   $33,887   $33,621      $861,803

Net income                                                                                                             38,306

Common stock dividends paid                                                                                            (9,761)

Net issuance of treasury stock under
  employee compensation plans                                                                               356

Purchase of treasury stock-preferred                           435        (545)

Sale of treasury stock to Profit Sharing
 and Savings Plan                                                                                           633

Preferred stock dividends paid to
 Employee Stock Ownership Plan,
 net of tax                                                                                                            (1,796)

Principal payment by Employee Stock
 Ownership Plan under guaranteed
 loan

Amortization of unearned compensation

Foreign currency translation adjustments
                                          ------    -------  -----     --------  ----------   -------   -------      --------
Balance at  March 31, 1994                75,336    $75,336  4,121     $(3,548)  33,887,484   $33,887   $34,610      $888,552
                                          ======    =======  =====     ========  ==========   =======   =======      ========

                                                                                                       Foreign          Total
                                             Common                                     Deferred       Currency         Stock-
                                             Treasury Stock             Unearned        Employee       Translation      Holders'
                                             --------------
                                             Shares      Cost           Compensation    Benefits       Adjustments      Equity
                                             ------      ----           ------------    --------       ------------     ------
Balance at September 30, 1993             15,161,103   $(475,863)       $(7,321)        $(68,781)       $(7,406)        $ 442,273

Net income                                                                                                                 38,306

Common stock dividends paid                                                                                                (9,761)

Net issuance of treasury stock under
  employee compensation plans                (42,316)       1,275          (266)                                            1,365

Purchase of treasury stock-preferred                                                                                         (545)

Sale of treasury stock to Profit Sharing
 and Savings Plan                            (19,790)         625                                                           1,258

Preferred stock dividends paid to
 Employee Stock Ownership Plan,
 net of tax                                                                                                                (1,796)

Principal payment by Employee Stock
 Ownership Plan under guaranteed
 loan                                                                                        675                              675

Amortization of unearned compensation                                     1,392                                             1,392

Foreign currency translation adjustments                                                                     (224)           (224)
                                          ----------    ----------      --------        ---------       ----------      ---------
Balance at  March 31, 1994                15,098,997    $(473,963)      $(6,195)        $(68,106)       $  (7,630)      $ 472,943
                                          ==========    ==========      ========        =========       ==========      =========

                                                                           9

                               CABOT CORPORATION

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


I. RESULTS OF OPERATIONS

Sales and operating profit by industry segment are shown in the accompanying table on page 12.

Three Months Ended March 31, 1994 versus
Three Months Ended March 31, 1993

Net income for the second quarter of fiscal year 1994 was $22.3 million ($1.12 per primary common share), compared to $14.0 million ($0.70 per primary common share) in the same quarter a year ago. Net sales and other operating revenues increased $27.3 million to $434.9 million from $407.6 million last year. Total operating profit increased 26% to $52.4 million from $41.6 million last year, reflecting growth in both the Specialty Chemicals and Materials and Energy segments.

In the Company's Specialty Chemicals and Materials Group, sales grew 3% to $305.7 million from $296.4 million, and operating profits increased 9% to $40.3 million from $37.0 million in the same quarter a year ago. Volume growth in most businesses more than offsets the volume declines which were expected in the Pacific Asia Carbon Black and the Cabot Performance Materials divisions. The Group also benefited from stronger margins than in the year ago quarter due primarily to lower raw material costs. Regionally, the Group benefited from strength in South America and has begun to see some signs of improvement in the Company's European businesses. The recessionary environment continues in Japan, and has negatively impacted overall performance in the Pacific region.

In the Energy Group, sales rose 16%, or $18.0 million, to $129.2 million from $111.2 million. Operating profit grew to $12.1 million from $4.6 million. The gain is entirely attributable to the Company's LNG business, which benefited from improved margins helped by the unusually cold winter in the Northeast. By comparison, the March quarter, traditionally the strongest in Cabot's LNG business, was unusually weak in 1993 due to lower natural gas prices and changes in federal energy regulations. The LNG business imported 6 cargoes during the second quarter of 1994 versus 5 cargoes in the same quarter last year.

Six Months Ended March 31, 1994 versus
Six Months Ended March 31, 1993

For the six months ended March 31, 1994, net income was $38.3 million ($1.91 per primary common share) compared to a loss of $0.2 million ($0.11 loss per primary common share) in the same period a year ago. Prior year results include a $26.1 million after-tax charge ($1.40 per primary common share) associated with required accounting changes. Net income before these charges
was $25.9 million ($1.29 per primary common share).   Net sales rose 4% to
$833.3 million compared with $803.7 million last year. Total operating profit increased 21% to $94.0 million from $77.4 million a year ago, reflecting gains in both business segments.

In the Specialty Chemicals and Materials Group, sales were virtually unchanged from a year ago. Operating profit grew 14% to $76.2 million from $66.6 million due to higher volumes and improved margins derived from lower raw material costs.

In the Energy Group, sales grew 14% to $249.4 million compared to $219.1 million a year ago. Operating profit increased 65% to $17.8 million from $10.8 million. The year-to-year improvement results from a strong second quarter in the Company's LNG business. A recovery in energy prices during the second quarter of fiscal 1994, and an improved pricing structure, more than offset first quarter shortfalls. As previously stated, favorable year-to-year comparisons are magnified by the unusually weak performance of the Company's LNG business during the first half of fiscal 1993.

                               CABOT CORPORATION

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)


Interest expense declined 8% to $20.6 million in the first six months of fiscal 1994 compared to $22.5 million last year primarily as a result of lower average debt from a year ago and lower effective interest rates. The Company's tax rate was reduced from 40% to 38% for the fiscal year beginning October 1, 1993 due to more effective utilization of foreign tax credits.

Although some signs of improvement have been seen in Europe, the Company's margins continue to be under pressure. The Company remains cautious about business conditions in that region. In Japan, operating results have worsened, and the Company expects to closely review carbon black capacity in that area. The Company's LNG business may experience reductions in supplies of LNG over the next year or so due to the previously announced refurbishment of its Algerian supplier's liquifaction facility. The effect on the Company will depend on the extent and timing of any reductions. The political uncertainties in Algeria have not, to date, adversely affected the Company's LNG supplies.

The Company currently owns a 34.5% interest in American Oil and Gas Corporation (AOG/NYSE), whose operating results are reflected in Cabot's equity in net
income of affiliates.   On March 24, 1994,  American Oil and Gas Corporation
and K N Energy, Inc. (KNE/NYSE) jointly announced a merger that would combine the two companies. After completion of the transaction, Cabot is expected to own approximately 15% of the combined entity. The Company supports the recommendation of American Oil and Gas Corporation's board of directors in favor of the merger.


II. CASH FLOWS AND LIQUIDITY

During the first six months of fiscal 1994, the Company's operations provided $23.3 million of cash. This represents a 65% decrease from the same period last year reflecting a rebuilding of inventory levels by the Company's TUCO and LNG businesses, and a decrease in accounts payable and accrued expenses due to the settlement of the last significant, and previously reserved for, take-or-pay case. Spending on property, plant and equipment remained stable.

Cabot increased its borrowings by $9.7 million during the first six months of
the fiscal year.   At March 31, 1994 there were no amounts borrowed under a
$250 million line of credit available to the Company. The Company's ratio of total debt (including short term debt net of cash) to capital decreased to 49.6% from 50.4% at fiscal 1993 year-end. The Company believes its businesses can support higher-than-targeted leverage for an interim period as a result of investment in businesses that will contribute materially to the growth and stability of the Company's earnings.

Management expects cash from operations and present financing arrangements, including the Company's unused line of credit, to be sufficient to meet the Company's cash requirements for the foreseeable future.

                               CABOT CORPORATION

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                (Dollars in millions, except per share amounts)

                                                        Three Months Ended      Six Months Ended
                                                        3/31/94    3/31/93      3/31/94   3/31/93
Industry Segment Data
- - ---------------------
Sales:
Specialty Chemicals & Materials                         $ 305.7    $ 296.4      $ 583.9   $ 584.6
Energy                                                    129.2      111.2        249.4     219.1
                                                        --------   --------     --------  --------
   Net Sales                                            $ 434.9    $ 407.6      $ 833.3   $ 803.7
                                                        ========  =========     ========  ========
Operating Profit:
Specialty Chemicals & Materials                         $  40.3    $  37.0      $  76.2   $  66.6
Energy                                                     12.1        4.6         17.8      10.8
                                                        --------   --------     --------  --------
   Total operating profit                               $  52.4    $  41.6      $  94.0   $  77.4

Interest expense                                          (10.3)     (11.5)       (20.6)    (22.5)
General corporate expense                                  (7.1)      (7.5)       (12.4)    (10.0)
                                                        --------   --------     --------  --------
Income from continuing operations before income taxes      35.0       22.6         61.0      44.9
Provision for income taxes                                (12.8)      (9.4)       (23.2)    (18.4)
Equity in net income (loss) of affiliated companies         0.1        0.8          0.5      (0.6)
                                                        --------   --------     --------  --------
Net income before the cumulative effect of
   accounting changes                                      22.3       14.0         38.3      25.9
Cumulative effect of accounting changes                       -          -            -     (26.1)
                                                        --------   --------     --------  --------
 Net income (loss)                                      $  22.3    $  14.0      $  38.3  $   (0.2)

Dividends on preferred stock                               (0.9)      (0.9)        (1.8)     (1.8)
                                                        --------   --------     --------  --------

Income (loss) applicable to primary common shares       $  21.4    $  13.1      $  36.5   $  (2.0)
                                                        ========   ========     ========  ========
Income (loss) per common share:

Primary
   Continuing operations                                $  1.12    $  0.70      $  1.91   $  1.29
   Cumulative effect of accounting changes                    -          -            -     (1.40)
                                                        --------   --------     --------  --------
         Income (loss) per share                        $  1.12    $  0.70      $  1.91   $ (0.11)
                                                        ========   ========     ========  ========

Fully Diluted
   Continuing operations                                $  1.05    $  0.66      $  1.80   $  1.29
   Cumulative effect of accounting changes                    -          -            -     (1.40)
                                                        --------   --------     --------  --------
         Income (loss) per share                        $  1.05    $  0.66      $  1.80   $ (0.11)
                                                        ========   ========     ========  ========
                                    - 12 -

                          Part II.  Other Information


Item 4.  Submission of Matters to a Vote of Security Holders.
- - -------------------------------------------------------------
The Annual Meeting of Stockholders of Cabot Corporation was held on February 11, 1994. An election of Directors was held at which Damaris Ames, Robert A. Charpie, Arnold S. Hiatt, David V. Ragone and Morris Tanenbaum were nominated and elected for terms which expire in 1997. The following votes were cast for or were withheld with respect to each of the nominees:

Director                In Favor Of     Withheld
- - --------                -----------     --------
Damaris Ames            18,610,865      139,954
Robert A. Charpie       18,535,124      215,695
Arnold S. Hiatt         18,645,682      105,137
David V. Ragone         18,633,424      117,395
Morris Tanenbaum        18,651,092       99,727

No abstentions or broker nonvotes were cast in the election of Directors.

Other Directors whose terms of office as Directors continued after the meeting are:

Director                Term of Office Expires
- - --------                ----------------------
Samuel W. Bodman                1996
Jane C. Bradley                 1996
Kennett F. Burnes               1995
John G.L. Cabot                 1995
John D. Curtin, Jr.             1996
Robert P. Henderson             1995
Gerrit Jeelof                   1996
John H. McArthur                1996
John F. O'Brien                 1995
Charles P. Siess, Jr.           1995

Item 6.  Exhibits and Reports on Form 8-K
- - ------------------------------------------
      (a) Exhibits
          --------
          The Exhibit number corresponds to the number assigned to such Exhibits in the Exhibit Table of Item 601 of Regulation S-K.


      Exhibit
      Number                  Description
      -------                 -----------
       11                     Statements regarding Computation of Per Share Earnings filed herewith.

       12                     Statement regarding Computation of Ratio of Earnings to Fixed
                              Charges filed herewith.

      (b) Reports on Form 8-K
          -------------------
          No report on Form 8-K was filed by the Company during the six months ended March 31, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CABOT CORPORATION




Date:  May 13, 1994                     /s/ John G.L. Cabot
                                        ----------------------------------------
                                        John G.L. Cabot
                                        Vice Chairman and Chief Financial Officer


Date:  May 13, 1994                     /s/ William R. Thompson
                                        ----------------------------------------
                                        William R. Thompson
                                        Vice President and Controller
                                        (Chief Accounting Officer)