Form 10-Q
period 1994-06-30
CABOT CORP
filed 1994-08-15
CIK 16040

                                   FORM 10-Q
                              ____________________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarter ended

                                 JUNE 30, 1994

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

              YES          X                NO
                       ----------               --------------
Indicate the number of shares outstanding of each of the classes of Common Stock, as of the latest practicable date.

        AS OF JUNE 30, 1994, THE COMPANY HAD 18,798,647 SHARES OF COMMON
                  STOCK, PAR VALUE $1 PER SHARE, OUTSTANDING.

                               CABOT CORPORATION

                         INDEX TO FINANCIAL STATEMENTS


Part I.  Financial Information                                    Page No.
                                                                  --------

         Item 1.   Financial Statements (Unaudited)

                   Consolidated Statements of Income
                      Three Months Ended June 30, 1994 and 1993         3

                   Consolidated Statements of Income
                      Nine Months Ended June 30, 1994 and 1993          4

                   Consolidated Balance Sheets
                      June 30, 1994 and September 30, 1993              5

                   Consolidated Statements of Cash Flows
                       Nine Months Ended June 30, 1994 and 1993         7

                   Notes to Consolidated Financial Statements           8

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations       11


Part II. Other Information

         Item 5.   Other Information                                   14

         Item 6.   Exhibits and Reports on Form 8-K                    14

                               CABOT CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended June 30, 1994 and 1993

                (Dollars in thousands, except per share amounts)

                                   UNAUDITED

                                                                          1994                 1993
                                                                          ----                 ----
Revenues:
    Net sales and other operating revenues                              $    428,805          $   418,780
    Interest and dividend income                                               1,248                  787
                                                                        ------------          -----------
         Total revenues                                                      430,053              419,567
                                                                        ------------          -----------
Costs and expenses:
    Cost of sales                                                            312,277              311,553
    Selling and administrative expenses                                       56,127               51,761
    Research and technical service                                            11,620               11,009
    Interest expense                                                          10,806               11,230
    Other (income) expense, net                                                7,204                2,798
                                                                        ------------          -----------
         Total costs and expenses                                            398,034              388,351
                                                                        ------------          -----------
Income before income taxes                                                    32,019               31,216
Provision for income taxes                                                   (12,167)             (12,648)
Equity in net income (loss) of affiliated companies                            2,151                 (119)
                                                                        ------------          -----------
Net income                                                                    22,003               18,449
                                                                        -------------        -------------
Dividends on preferred stock, net of tax
    benefit of $482 and $473, respectively                                      (895)                (918)
                                                                       --------------       --------------
Income applicable to primary common shares                              $     21,108         $     17,531
                                                                        =============        =============

Weighted average common shares outstanding (000)
    (See Note D for information on effective stock split):
    Primary                                                                   19,093               18,705
    Fully diluted (Note A)                                                    20,648               20,331

Income per common share:
    Primary                                                            $        1.11        $        0.94
                                                                       ==============       ==============
    Fully diluted (Note A)                                             $        1.04        $        0.88
                                                                       ==============       ==============

Dividends per common share                                             $        0.26        $        0.26
                                                                       ==============       ==============





The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    Nine Months Ended June 30, 1994 and 1993

                (Dollars in thousands, except per share amounts)

                                   UNAUDITED
                                                                           1994                 1993
                                                                           ----                 ----
Revenues:
    Net sales and other operating revenues                               $ 1,262,140          $ 1,222,464
    Interest and dividend income                                               3,282                3,139
                                                                         ------------         -----------
         Total revenues                                                    1,265,422            1,225,603
                                                                         ------------         -----------
Costs and expenses:
    Cost of sales                                                            928,349              917,855
    Selling and administrative expenses                                      160,011              152,565
    Research and technical service                                            35,527               31,513
    Interest expense                                                          31,370               33,719
    Other (income) expense, net                                               17,135               13,785
                                                                         ------------         -----------
         Total costs and expenses                                          1,172,392            1,149,437
                                                                         ------------         -----------

Income before income taxes                                                    93,030               76,166
Provision for income taxes                                                   (35,351)             (31,113)
Equity in net income (loss) of affiliated companies                            2,630                 (721)
                                                                         ------------         -----------
Income before cumulative effect of accounting changes                         60,309               44,332

Cumulative effect of accounting changes                                         -                 (26,109)
                                                                         ------------         -----------
Net income                                                                    60,309               18,223
                                                                         ------------         -----------
Dividends on preferred stock, net of tax
    benefit of $1,449 and $1,420, respectively                                (2,691)              (2,758)
                                                                         ------------         -----------

Income applicable to primary common shares                              $     57,618         $     15,465
                                                                        =============        =============


Weighted average common shares outstanding (000)
    (See Note D for information on effective stock split):
    Primary                                                                   19,096               18,660
    Fully diluted (Note A)                                                    20,650               20,294

Income (loss) per common share:

Primary
    Continuing operations                                              $        3.02        $        2.23
    Cumulative effect of accounting changes                                       -                 (1.40)
                                                                       --------------       -------------
         Income per share                                              $        3.02        $        0.83
                                                                       ==============       ==============

Fully diluted (Note A)
    Continuing operations                                              $        2.83        $        2.23
    Cumulative effect of accounting changes                                       -                 (1.40)
                                                                       --------------       --------------
         Income per share                                              $        2.83        $        0.83
                                                                       ==============       ==============

Dividends per common share                                             $        0.78        $        0.78
                                                                       ==============       ==============

The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1994 and September 30, 1993

                             (Dollars in thousands)

                                     ASSETS
                                                                            June 30               September 30
                                                                              1994                    1993
                                                                          (Unaudited)
                                                                         -------------          ----------------
Current assets:
    Cash and cash equivalents                                            $      41,356           $     40,267
    Accounts and notes receivable
         (net of reserve for doubtful
          accounts of $6,954 and $6,321)                                       284,945                258,057

    Inventories:
         Raw materials                                                          51,092                 45,589
         Work in process                                                        33,119                 36,923
         Finished goods                                                         96,287                 77,747
         Other                                                                  37,603                 35,091
                                                                         -------------           ------------
             Total inventories                                                 218,101                195,350

    Prepaid expenses                                                            12,568                  8,771
    Deferred income taxes                                                       28,420                 41,761
                                                                         -------------           ------------

Total current assets                                                           585,390                544,206
                                                                         -------------           ------------

Investments:
    At equity                                                                  157,129                166,669
    At cost                                                                      1,783                  7,911
                                                                         -------------           ------------
         Total investments                                                     158,912                174,580
                                                                         -------------           ------------

Property, plant and equipment:
    At cost                                                                  1,310,902              1,250,228
    Accumulated depreciation and amortization                                 (660,133)              (603,708)
                                                                         -------------           ------------
         Net property, plant and equipment                                     650,769                646,520

Other assets:
    Intangible assets, net of amortization                                      74,477                 78,873
    Deferred income taxes                                                        5,697                  5,752
    Other assets                                                                33,021                 39,542
                                                                         -------------           ------------
         Total other assets                                                    113,195                124,167
                                                                         -------------           ------------
Total assets                                                              $  1,508,266           $  1,489,473
                                                                          =============          =============





The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1994 and September 30, 1993

                             (Dollars in thousands)

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                              June 30           September 30
                                                                                1994                 1993
                                                                             (Unaudited)
                                                                            --------------     ---------------
Current liabilities:
    Notes payable to banks                                                   $     33,022        $      1,501
    Current portion of long-term debt                                             157,444              29,205
    Accounts payable and accrued liabilities                                      268,907             297,201
    U.S. and foreign income taxes payable                                          17,140              25,029
    Deferred income taxes                                                           1,216               1,285
                                                                             ------------        ------------
         Total current liabilities                                                477,729             354,221

Long-term debt                                                                    293,364             459,275
Deferred income taxes                                                              94,832              86,344
Other liabilities                                                                 136,163             147,360

Commitments and contingencies (Note C)

Stockholders' Equity:  (Note D)

Preferred stock:
    Authorized:  2,000,000 shares of $1 par value

    Series A Junior Participating Preferred Stock
         Issued and outstanding:  none

    Series B ESOP Convertible Preferred Stock 7.75% Cumulative
         Issued:  75,336 shares (aggregate redemption value
           $73,832 and $74,982)                                                    75,336              75,336

Less cost of shares of preferred treasury stock                                    (3,716)             (3,003)

Common stock (See Note D for information on effective stock split):
    Authorized:  80,000,000 shares of $1 par value
    Issued:  33,887,484 shares                                                     33,887              33,887

Additional paid-in capital                                                         39,721              33,621

Retained earnings                                                                 904,768             861,803

Less cost of common treasury stock
    (including unearned amounts of $9,933 and $7,321)                            (483,607)           (483,184)

Deferred employee benefits                                                        (67,758)            (68,781)
Foreign currency translation adjustments                                            7,547              (7,406)
                                                                             ------------        ------------

Total stockholders' equity                                                        506,178             442,273
                                                                             ------------        ------------

Total liabilities and stockholders' equity                                    $ 1,508,266         $ 1,489,473
                                                                              ===========        ============

The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine Months Ended June 30, 1994 and 1993

                             (Dollars in thousands)

                                   UNAUDITED
                                                                                      1994                  1993
                                                                                      -----                 -----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                         $   60,309            $   18,223
Adjustments to reconcile net income to cash
   provided by operating activities:
    Depreciation and amortization                                                      63,949                63,055
    Deferred tax provision                                                              9,352                 2,609
    Gain on sale of investments                                                          -                   (2,841)
    Effects of accounting changes                                                        -                   26,109
    Equity in net income/loss of affiliated companies,
         net of dividends received                                                      1,312                 5,338
    Other, net                                                                          3,099                 1,990

Changes in assets and liabilities:
    Increase in accounts receivable                                                   (20,886)              (35,547)
    (Increase) decrease in inventory                                                  (17,765)                5,694
    (Decrease) increase in accounts payable and accruals                              (34,181)                8,373
    Decrease in prepayments and intangible assets                                       2,366                11,379
    Other, net                                                                          1,208                (1,019)
                                                                                   ----------            ----------
Cash provided by operating activities                                                  68,763               103,363

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment                                            (46,984)              (45,186)
Investments and acquisitions                                                             (284)              (40,405)
Sales of investments and property, plant and equipment                                    545                 3,065
                                                                                   ----------            ----------
Cash used by investing activities                                                     (46,723)              (82,526)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt                                                             -                    8,866
Reduction in long-term debt                                                           (16,387)               (5,013)
Increase (decrease) in short-term debt                                                  9,390               (19,678)
Sales of treasury stock, net                                                            2,365                 7,646
Cash dividends paid to stockholders                                                   (17,344)              (17,183)
                                                                                   ----------            ----------
Cash used by financing activities                                                     (21,976)              (25,362)

Effect of exchange rate changes on cash                                                 1,025                (3,951)
                                                                                   ----------            ----------
Increase (decrease) in cash and cash equivalents                                        1,089                (8,476)

Cash and cash equivalents at beginning of period                                       40,267                30,656
                                                                                   ----------            ----------
Cash and cash equivalents at end of period                                         $   41,356            $   22,180
                                                                                   ==========            ==========



The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1994


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

         The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 1994 and 1993. All such adjustments are of a normal recurring nature, except for adjustments discussed in Note B. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year. During the fourth quarter of fiscal 1993, the Company adopted two new accounting standards related to postretirement benefits and income taxes. Both of these standards were adopted as of October 1, 1992, and as a result, the income statement and the statement of cash flows for the nine months ending June 30, 1993 were restated.

         Earnings Per Share

         The computation of fully diluted earnings per share considers the conversion of the Company's Series B ESOP Convertible Preferred Stock held by the Company's Employee Stock Ownership Plan, and also includes the potentially dilutive effects of the Company's Equity Incentive Plan.

B.       SPECIALTY CHEMICALS AND MATERIALS ASSET IMPAIRMENT
         AND RESTRUCTURING RESERVE

         Previously reported unfavorable conditions in Japan have worsened resulting in ongoing significant losses at the Company's Japanese carbon black equity affiliate. Operating losses are expected to continue into the foreseeable future. As a result, the Company has determined that its investment in this affiliate has been permanently impaired. The Company has recorded a $6,150,000 charge for the impairment of its investment in its Japanese affiliate. In addition, the Company has revised its Specialty Chemicals and Materials restructuring reserves, recorded in 1993, downward based on actual cost incurred during the closing of a carbon black plant in Germany on June 30, 1994 and revised estimates of remaining costs. The Company will continue to evaluate its remaining reserve as new data become available. A $4,000,000 benefit from the revision of the 1993 estimated restructuring reserve was recorded.

C.       CONTINGENCIES

         The Company is a defendant in various lawsuits and is involved in other gas contract issues and environmental proceedings wherein substantial amounts are claimed. In the opinion of the Company's management, these suits and claims should not result in final judgments or settlements which, in the aggregate, would have a material adverse effect on the Company's financial condition.

         Fumed silica supplied by Cabot was used by others in the manufacture of silicone breast implant envelopes. There are currently pending more than 10,000 lawsuits in state and federal courts alleging injuries arising from the use of silicone breast implants. The federal cases have been consolidated in the Multi-District Litigation pending in the United States District Court for the Northern District of Alabama. Generally, the various state cases have been similarly consolidated in each jurisdiction. In addition, arrangements have been made for consolidated discovery in all actions. Cabot has been named as a defendant in fewer than 100 of those lawsuits, although additional lawsuits have been threatened and are expected to be brought in due

                               CABOT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)
                                 June 30, 1994


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


D.       STOCKHOLDERS' EQUITY

         On July 27, 1994, the executive committee of the board of directors authorized a two-for-one stock split, in the form of a stock dividend.
         One additional share of common stock is expected to be distributed on August 17, 1994, for each share of common stock of the Company held by stockholders of record on August 9, 1994. Once effective, the Company will reclassify $33,887,484 from the additional paid in capital account to the common stock account. Proforma earnings per share, weighted average common shares outstanding, and cash dividends per share restated to reflect the stock split are as follows:

                                                            Three Months Ended           Nine Months Ended
                                                            ------------------           -----------------
                                                          6/30/94        6/30/93       6/30/94      6/30/93
                                                          -------        -------       -------      -------
         Income (loss) per common share:

         Primary
            Continuing operations                         $  0.55        $  0.47       $  1.51       $  1.11
            Cumulative effect of accounting changes          -               -            -            (0.70)
                                                          --------       -------       -------       -------
               Income per share                           $  0.55        $  0.47       $  1.51       $  0.41
                                                          =======        =======       =======       ========
         Fully Diluted
            Continuing operations                         $  0.52        $  0.44       $  1.42       $  1.11
            Cumulative effect of accounting changes          -               -            -            (0.70)
                                                          --------       -------       -------       -------
               Income per share                           $  0.52        $  0.44       $  1.42       $  0.41
                                                          =======        =======       =======       ========

         Weighted average common shares outstanding (000):

            Primary                                        38,186         37,410        38,192        37,320
            Fully diluted                                  41,296         40,662        41,300        40,588

         Dividends per common share                       $  0.13        $  0.13       $  0.39       $  0.39
                                                          =======        =======       =======       =======

                               CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 June 30, 1994
                                   UNAUDITED

D.  STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes the changes in stockholders' equity for the nine months ended June 30, 1994.

                                        (Dollars in thousands)

                                        Preferred Stock    Preferred           Common Stock
                                        ---------------    Treasury Stock      ------------         Additional
                                        Shares             ---------------     Shares               Paid-In       Retained
                                        Issued     Value   Shares     Cost     Issued     Value     Capital       Earnings
                                        -------    -----   ------     ----     ------     -----     ----------    --------
Balance at September 30, 1993           75,336    $75,336  3,686  $(3,003)    33,887,484  $33,887    $33,621      $861,803

Net income                                                                                                          60,309

Common stock dividends paid                                                                                        (14,653)

Net issuance of treasury stock under
       employee compensation plans                                                                     5,467

Purchase of treasury stock-preferred                         572     (713)

Sale of treasury stock to Profit
     Sharing and Savings Plan                                                                            633

Preferred stock dividends paid to
     Employee Stock Ownership Plan,
     net of tax                                                                                                     (2,691)

Principal payment by Employee Stock
     Ownership Plan under guaranteed
     loan

Amortization of unearned compensation

Foreign currency translation adjustments
                                        ------    -------  -----  --------    ----------  -------    -------      --------
Balance at  June 30, 1994               75,336    $75,336  4,258  $(3,716)    33,887,484  $33,887    $39,721      $904,768
                                        ======    =======  =====  ========    ==========  =======    =======      ========

                                        Common                                                   Foreign          Total
                                        Treasury Stock                          Deferred         Currency         Stock-
                                        ---------------------  Unearned         Employee         Translation      holders'
                                        Shares      Cost       Compensation     Benefits         Adjustments      Equity
                                        ----------  ---------  ------------     ---------        -----------      -------
Balance at September 30, 1993           15,161,103  $(475,863)   $(7,321)       $(68,781)        $(7,406)        $ 442,273

Net income                                                                                                          60,309

Common stock dividends paid                                                                                        (14,653)

Net issuance of treasury stock under
       employee compensation plans         (52,476)     1,564     (5,211)                                            1,820

Purchase of treasury stock-preferred                                                                                  (713)

Sale of treasury stock to Profit
     Sharing and Savings Plan              (19,790)       625                                                        1,258

Preferred stock dividends paid to
     Employee Stock Ownership Plan,
     net of tax                                                                                                     (2,691)

Principal payment by Employee Stock
     Ownership Plan under guaranteed
     loan                                                                          1,023                             1,023

Amortization of unearned compensation                              2,599                                             2,599

Foreign currency translation adjustments                                                          14,953            14,953
                                        ----------  ----------   --------       ---------       --------         ---------
Balance at June 30, 1994                15,088,837  $(473,674)   $(9,933)       $(67,758)       $  7,547         $ 506,178
                                        ==========  ==========   ========       =========       ========         =========

                               CABOT CORPORATION

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


I. RESULTS OF OPERATIONS

Sales and operating profit by industry segment are shown in the accompanying table on page 13.

Three Months Ended June 30, 1994 versus
Three Months Ended June 30, 1993

Net income for the third quarter of fiscal year 1994 was $22.0 million ($1.11 per primary common share), compared with $18.4 million ($0.94 per primary common share) in the same quarter a year ago. Net sales and other operating revenues rose 2.4% to $428.8 million from $418.8 million in the year-ago quarter. Total operating profit of $49.5 million is flat compared to $49.4 million in the prior year. Operating profit includes a $6.2 million write off of the Company's interest in its Japanese carbon black affiliate, and a $4.0 million favorable reserve adjustment associated with the closing of its carbon black plant in Germany. Total operating profit before these one-time adjustments was $51.7 million, a 4.7% increase from the same period a year ago.

In the Specialty Chemicals and Materials Group, net sales and other operating revenues rose 3.0% in the third quarter to $328.9 million from $319.3 million last year. Operating profit of $50.8 million, before the one-time adjustments mentioned above, advanced 10.2% from last year's $46.1 million. The improved operating profit reflects volume growth in all businesses except performance materials (tantalum), with average volume growth of 7%. Stronger margins in some businesses also contributed to the improved profits. Globally, the Group benefitted from continuing strength in North and South America, and an improving European economy. With the exception of Japan, the comparison in the Pacific region was also favorable.

In the Company's Energy Group, sales of $99.9 million were flat with last year's $99.5 million and operating profit declined to $0.9 million from $3.3 million. The prior year's operating profits were unusually strong, reflecting higher prices than were experienced in the third quarter this year.

Nine Months Ended June 30, 1994 versus
Nine Months Ended June 30, 1993

For the nine months ended June 30, 1994 net income was $60.3 million ($3.02 per primary common share) compared to $18.2 million ($0.83 per primary common share) in the same period a year ago. Net income for the nine months, before one-time adjustments, was $61.7 million ($3.09 per primary common share) compared to $44.3 million, before accounting changes, ($2.23 per primary common share) last year. Net sales and other operating revenues increased 3.2% to $1,262.2 million from $1,222.5 million last year.

In the Specialty Chemicals and Materials Group, revenues increased slightly during the first nine months to $912.9 million from $903.9 million last year. Operating profits, before one-time adjustments, grew 12.7% to $127.0 million reflecting volume growth in most business segments. Of particular note was a 17% volume increase in the Company's Cab-O-Sil (fumed silica) division, and positive comparisons in the Company's European carbon black division. In addition, favorable material costs improved margins in many of the Specialty Chemicals and Materials businesses. Performance in Japan continues to be adversely affected by recession and high costs in that region. The Company does not believe that conditions will improve soon. Therefore, the Company has written off its $6.2 million equity investment in its Japanese carbon black affiliate.

In the Company's Energy Group, sales for the first nine months of fiscal year 1994 grew 9.6% to $349.3 million from $318.6 million in the same period a year ago. Operating profit increased 31.0% to $18.6 million from $14.2 million. The improvement is primarily due to a strong second quarter in the Company's LNG business where an unusually cold winter in the northeast boosted energy demand and prices.

                               CABOT CORPORATION

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)


Equity in net income of affiliated companies was $2.6 million compared to a loss of $0.7 million for the first nine months of fiscal 1993, due primarily to better performance at several of the Company's carbon black affiliates.

The Company maintained its effective income tax rate at 38%.

The Company is encouraged by economic improvement in the U.S. and Europe and confident it is positioned to participate in further economic recovery in those regions. The Company's LNG business may experience reductions in supplies of LNG over the next year or so due to the previously announced refurbishment of its Algerian supplier's liquefaction facility. The effect on the Company will depend on the extent and timing of reductions. Other gas supply opportunities are being explored. The political uncertainties in Algeria have not, to date, adversely affected the Company's LNG supplies.

On June 30, 1994, the Company owned a 34.4% interest in American Oil and Gas Corporation (AOG/NYSE), whose operating results are reflected in Cabot's equity in net income of affiliates. On July 13, 1994, American Oil and Gas Corporation ("AOG") was merged into a subsidiary of K N Energy, Inc. ("KNE"). As a result, all outstanding shares of AOG were converted into shares of KNE common stock at a rate of 0.47 shares of KNE for each share of AOG. On completion of the merger, Cabot was the largest stockholder of KNE with 15.2% of the outstanding common stock. Cabot's investment in KNE will be accounted for on a cost basis.

The Company has also announced a two-for-one stock split and an approximately 8% increase in its quarterly common stock dividend, from $0.26 per share to $0.28 per share on a pre-split basis. On August 17, 1994, the Company is expected to distribute one additional share of common stock for each share of common stock held by stockholders of record on August 9, 1994. The next quarterly dividend on the split shares will be $0.14 per share payable on September 9, 1994 to stockholders of record on August 26, 1994.

II.  CASH FLOWS AND LIQUIDITY

During the first nine months of fiscal 1994, the Company's operations provided $68.8 million of cash. This represents a 33.5% decrease from the same period last year reflecting the continued rebuilding of inventory levels by the Company's TUCO business and a decrease in accounts payable and accrued expenses due to the settlement of the last significant, and previously reserved for, take-or-pay case. Capital spending on investments and acquisitions declined significantly to $0.3 million from $40.4 million last year. In 1993, the Company invested $17.8 million in the acquisition of the remaining interest of its Brazilian subsidiary and smaller amounts in its Czech Republic, Mexican and Indonesian carbon black affiliates, and to purchase the remaining interest in a
Canadian affiliate.   The Company anticipates that spending for property, plant
and equipment will be somewhat higher in the fourth quarter than in the prior three quarters.

Cabot decreased its borrowings by $7.0 million during the first nine months of the year. At June 30, 1994, there were no amounts borrowed under a $250 million line of credit available to the Company. The Company's ratio of total debt (including short term debt net of cash) to capital improved to 46.6% from 50.4% at fiscal 1993 year end.

Management expects cash from operations and present financing arrangements, including the Company's unused line of credit, to be sufficient to meet the Company's cash requirements for the foreseeable future.

                               CABOT CORPORATION

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                (Dollars in millions, except per share amounts)

                                                            Three Months Ended          Nine Months Ended
                                                            ------------------          -----------------
                                                            6/30/94      6/30/93        6/30/94      6/30/93
                                                            -------      -------        -------      -------
Industry Segment Data
- ---------------------

Sales:
Specialty Chemicals and Materials                           $  328.9    $  319.3       $  912.9     $  903.9
Energy                                                          99.9        99.5          349.3        318.6
                                                            ---------   ---------      ---------    ---------
     Net Sales                                              $  428.8    $  418.8       $1,262.2     $1,222.5
                                                            =========   =========      =========    =========

Operating Profit:
Specialty Chemicals and Materials                          $    48.6    $   46.1       $  124.8    $   112.7
Energy                                                           0.9         3.3           18.6         14.2
                                                          ----------- -----------     ----------   ----------
     Total operating profit                                $    49.5    $   49.4       $  143.4     $  126.9

Interest expense                                               (10.8)      (11.2)         (31.4)       (33.7)
General corporate expense                                       (6.6)       (7.0)         (19.0)       (17.1)
                                                          -----------  ----------     ----------   ----------

Income from continuing operations before income taxes           32.1        31.2           93.0         76.1
Provision for income taxes                                     (12.2)      (12.7)         (35.3)       (31.1)
Equity in net income (loss) of affiliated companies              2.1        (0.1)           2.6         (0.7)
                                                          -----------  ----------     ----------   ----------

Net income before the cumulative effect of
     accounting changes                                         22.0        18.4           60.3         44.3
Cumulative effect of accounting changes                         -            -            -            (26.1)
                                                         -----------   ----------   -----------    ----------
 Net income                                                $    22.0    $   18.4      $    60.3     $   18.2

Dividends on preferred stock                                    (0.9)       (0.9)          (2.7)        (2.7)
                                                          -----------  ----------     ----------   ----------

Income applicable to primary common shares                 $    21.1    $   17.5      $    57.6     $   15.5
                                                           ==========   =========     ==========    =========

Income per common share:

Primary
     Continuing operations                                 $     1.11   $    0.94     $     3.02   $     2.23
     Cumulative effect of accounting changes                     -           -               -          (1.40)
                                                         ------------  -----------   ------------  -----------
           Income per share                                $     1.11   $    0.94     $     3.02   $     0.83
                                                           ===========  ==========    ===========  ===========

Fully Diluted
     Continuing operations                                 $     1.04   $    0.88     $     2.83   $     2.23
     Cumulative effect of accounting changes                      -           -             -           (1.40)
                                                         ------------  -----------  ------------   -----------
           Income per share                                $     1.04   $    0.88     $     2.83    $    0.83
                                                           ===========  ===========   ===========   ==========

                          Part II.  Other Information


Item 5.  Other Information
- --------------------------

         On July 29, 1994, the Company announced a two-for-one stock split of its common stock in the form of a stock dividend. On August 17, 1994, the Company expects to distribute one additional share of common stock for each share of common stock held by stockholders of record on August 9, 1994. The Company also announced an increase of approximately 8% in its quarterly common stock dividend. The $0.14 per share dividend on post-split shares will be paid on September 9, 1994 to common stockholders of record on August 26, 1994.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

         (a)     Exhibits

                 The Exhibit number corresponds to the number assigned to such Exhibits in the Exhibit Table of Item 601 of Regulation S-K.



         Exhibit
         Number    Description
         ------    -----------
           11      Statements regarding Computation of Per Share Earnings
                   filed herewith.

           12      Statement regarding Computation of Ratio of Earnings to
                   Fixed Charges filed herewith.

         (b)     Reports on Form 8-K
                 -------------------

                 No report on Form 8-K was filed by the Company during the three months ended June 30, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CABOT CORPORATION




Date:  August 15, 1994                            /s/ John G.L. Cabot
                                                  ----------------------------
                                                  John G.L. Cabot Vice Chairman
                                                  and Chief Financial Officer


Date:  August 15, 1994                            /s/ William R. Thompson
                                                  -----------------------------
                                                  William R. Thompson
                                                  Vice President and Controller
                                                  (Chief Accounting Officer)