Form 10-K
period 1994-11-30
CABOT CORP
filed 1994-12-22
CIK 16040

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
- --------------------------------------------------------------------------------
FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994         COMMISSION FILE NUMBER
     1-5667
                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     FOR THE TRANSITION PERIOD FROM      TO      .
- --------------------------------------------------------------------------------
CABOT CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
- --------------------------------------------------------------------------------

DELAWARE                                                        04-2271897
(STATE OR OTHER JURISDICTION OF INCORPORATION OR                (IRS EMPLOYER IDENTIFICATION NUMBER)
  ORGANIZATION)

- --------------------------------------------------------------------------------

75 STATE STREET, BOSTON, MASSACHUSETTS                          02109-1806
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

(617) 345-0100
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

- --------------------------------------------------------------------------------

SECURITIES REGISTERED PURSUANT TO
SECTION 12(B) OF THE ACT:
COMMON STOCK, $1 PAR VALUE PER SHARE:                           BOSTON STOCK EXCHANGE
  38,005,607 SHARES OUTSTANDING                                 NEW YORK STOCK EXCHANGE
  AT NOVEMBER 22, 1994                                          PACIFIC STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS

- --------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock held beneficially or of record by shareholders who are not directors or executive officers of the registrant at November 22, 1994, was approximately $940,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1994 (the "Annual Report") are incorporated by reference in Parts I, II and IV, and portions of the registrant's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
                                     PART I
- --------------------------------------------------------------------------------

ITEM 1.  BUSINESS

                                    GENERAL

     Cabot's business was founded in 1882 and incorporated in the State of Delaware in 1960. The Company is a Fortune 300 Company with businesses in specialty chemicals and materials and in energy. The Company and its affiliates have manufacturing facilities in the United States and 22 other countries.

     The term "Cabot" as used in this Report refers to Cabot Corporation. The terms "Company" and "Registrant" mean Cabot and its consolidated subsidiaries.

     The description of the Company's businesses is as of September 30, 1994, unless otherwise noted. Information regarding the revenues and operating profits of the Company's business segments and geographic areas appears in the Annual Report at pages 19 and 38.

     On August 17, 1994, Cabot effected a two-for-one stock split in the form of a stock dividend of its common stock, $1.00 par value per share ("Common Stock"). In addition, the cash dividend paid on shares of Common Stock on September 9, 1994, was increased to $0.14 per share. In October 1994, Cabot's Board of Directors authorized the purchase of up to 1,500,000 shares of Common Stock, which superseded a previous authorization. Effective September 30, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requiring it to reflect investments in equity securities with readily determinable fair values on the balance sheet at their market values as of September 30, 1994.

     Additional information regarding significant events affecting the Company in its fiscal year ended September 30, 1994, appears in the Annual Report at pages 17 through 23.

                       SPECIALTY CHEMICALS AND MATERIALS

     The businesses of the Specialty Chemicals and Materials Group manufacture carbon black; fumed silica; thermoplastics concentrates and specialty compounds; electronic materials and refractory metals; and safety, environmental enhancement and energy absorbing products.

CARBON BLACK

     Carbon black, a very fine black powder, is used as a reinforcing agent in tires (tire blacks) and other rubber products such as hoses and gaskets (industrial rubber blacks). Non-rubber grades of carbon black, known as special blacks, are used to provide pigmentation, conductivity and ultraviolet protection and for other purposes in many specialty applications such as inks, plastics, cables and coatings. The Company believes that it is the leading manufacturer of carbon black in the world. It estimates that it has about one quarter of the worldwide production capacity and market share for carbon black. The Company competes in the manufacture of carbon black with two companies having an international presence and with at least 20 other companies in various regional markets in which it operates (see "General" on pages 4 and 5).

     The Company's carbon black business is operated through a matrix of four regional divisions, European, North American, Pacific Asia and South American, and three sectors, industrial rubber blacks, special blacks and tire blacks. Tire blacks and various grades of industrial rubber blacks are produced in most of the carbon black manufacturing plants owned by the Company and its affiliates. Carbon black plants owned by Cabot or a subsidiary are located in Argentina, Australia, Brazil, Canada, England, France (two plants), Indonesia, Italy, Japan, The Netherlands, Spain and the United States (four plants). Affiliates of the Company own carbon black plants in Colombia, the Czech Republic, India, Japan (three plants), Malaysia, Mexico, The People's Republic of China and Venezuela. During fiscal 1994, the Company consolidated the balance sheet of its Indonesia subsidiary. The Company also completed the closing of its carbon black manufacturing facility in

Hanau, Germany and began operation of its affiliate-owned plant in the Czech Republic. In addition, because of significant on-going losses expected to continue into the future, the Company wrote off its equity investment in its Japanese carbon black manufacturing affiliate. The write-off is not expected to affect the Company's Japanese special blacks subsidiary.

     The principal raw materials used in the manufacture of carbon black are carbon black oils derived from petroleum refining operations and from the distillation of coal tars and the production of ethylene throughout the world. The availability of raw materials has not been and is not expected to be a significant factor for the business. Raw material costs are influenced by the cost and availability of oil worldwide and the availability of various types of carbon black oils.

     Sales are generally made by Company employees in the countries where carbon black plants are located. Export sales are generally made through distributors or sales representatives in conjunction with Company employees. Sales are made under various trademarks owned by Cabot, of which Black Pearls(R), Cabot(R), Elftex(R), Mogul(R), Monarch(R), Regal(R), Spheron(TM) and Sterling(R) are the best known.

     Carbon black research, development and technical service programs conducted within the carbon black businesses are directed toward development of new and improved processes and products, improvements in operating efficiencies and conservation of energy at the Company's plants. The carbon black technology efforts are concentrated in Billerica, Massachusetts with additional facilities in Norcross, Georgia, Pampa, Texas and Leiden, The Netherlands (see also the section headed "Research and Development of the Company" on page 6).

FUMED SILICA

     The Company's Cab-O-Sil Division manufactures and sells fumed silica and dispersions thereof under various trademarks including Cab-O-Sil(R). Fumed silica is an ultra-fine, high-purity silica produced by a flame process for use as a reinforcing, thickening, thixotropic, suspending or anti-caking agent in a wide variety of products for the automotive and construction industries and for consumers, including adhesives, cosmetics, inks, lubricants, paints and pharmaceuticals. The headquarters of this business is located in Boston, Massachusetts. Its North American manufacturing plant is located in Tuscola, Illinois. A subsidiary of Cabot owns a manufacturing plant in Wales, and an affiliate of Cabot owns a manufacturing plant in Germany. Raw materials for the production of fumed silica are various chlorosilane feedstocks. The feedstocks are either purchased or toll converted for owners of the materials. The Division has long-term procurement contracts in place which it believes will enable it to meet its raw material requirements. Sales of fumed silica products are made by Company employees and through distributors and sales representatives. There are five principal producers of fumed silica in the world (see "General" on pages 4 and 5). Cabot believes it is the leading producer and seller of this chemical in the United States and second worldwide.

PLASTICS

     The Company produces black and white thermoplastic concentrates and specialty compounds for sale to plastic resin producers and the plastics processing industry. Major applications for these materials include pipe and tubing, packaging and agricultural film, automotive components, cable sheathing and special packaging for use in the electronics industry. Sales are made by Company employees and through sales representatives and distributors primarily in Europe and the Far East. This business has manufacturing facilities in Belgium (two plants), England, Hong Kong and Italy. In Europe, the Company is one of the three leading producers of thermoplastic compounds. The main raw materials used in this business are carbon black, titanium dioxide, thermoplastic resins and mineral fillers. Raw materials are in general readily available. The Company also operates a small plastics recycling facility in Belgium.

PERFORMANCE MATERIALS

     The Cabot Performance Materials Division serves the electronic materials and refractory metals industries and produces tantalum, niobium (columbium), niobium titanium, cesium, germanium, rubidium and tellurium. Tantalum is produced in various forms including powder, wire, sheet and foil for electrolytic capacitors. Tantalum and niobium and their alloys are also produced in wrought form for non-electronic applications such as chemical process equipment and the production of superalloys, and for various other industrial, aerospace and medical applications. Tantalum is also used in ballistic munitions produced for the defense industry. The headquarters and the principal manufacturing facility of this business are in Boyertown, Pennsylvania. A wholly-owned subsidiary, Tantalum Mining Corporation of Canada Limited ("Tanco"), holds a leasehold interest in land and certain mineral rights with respect to such land in Manitoba, Canada. Tanco mines and sells tantalite, spodumene, lepidolite and pollucite. Showa Cabot Supermetals K.K., an affiliate of the Company, has a manufacturing plant in Japan. Raw materials are in adequate supply. They are obtained from ores mined principally in Africa, Australia, Brazil and Canada and from by-product tin slags from tin smelting mainly in Malaysia and Thailand. Sales in the United States are made by personnel of the Company with export sales to Europe handled by Company employees and independent European sales representatives. One of the companies which is a sales representative for the Company in Europe is affiliated with Cabot. Sales to Japan and other parts of Asia are handled primarily through employees of the Company's Japanese affiliate. There are currently three principal groups producing tantalum and niobium in the western world. The Company believes that it, together with its Japanese affiliate, is the leading producer of electronic grade tantalum powder and wire products with competitors having greater production in some other product lines (see "General" below).

SAFETY, ENVIRONMENTAL ENHANCEMENT AND ENERGY ABSORBING PRODUCTS

     Cabot Safety Corporation ("Cabot Safety"), a wholly-owned subsidiary of Cabot, manufactures and sells personal safety products, as well as energy absorbing, vibration damping and impact absorbing products for industrial noise control and environmental enhancement. Included in personal safety equipment are hearing protection, safety eyewear and respiratory equipment sold to industrial, consumer and health care markets. The products are made from organic polymers, inorganic chemicals and various plastic compounds such as propionates, polyurethanes, polyvinyl chlorides and polycarbonates, supplies of which are readily available. Cabot Safety is headquartered in Southbridge, Massachusetts. Its principal manufacturing facilities are in Southbridge, Indianapolis, Indiana and Newark, Delaware. Significant manufacturing facilities, located in Poynton, England and Mississauga, Canada are leased by subsidiaries of Cabot. Sales are made worldwide through sales representatives and distributors and by Company employees. Cabot Safety competes with a number of companies in its various product lines. The Company believes Cabot Safety is the world leader in disposable hearing protection and is among the leading producers in its other personal safety product lines (see "General" below).

GENERAL

     The Company owns and is a licensee of various patents, which expire from time to time, covering many products, processes and product uses of the Specialty Chemicals and Materials Group. Although, taken as a whole, the rights of the Company and the products made and sold under these patents and licenses are important to the Company's businesses, the loss of any particular patent or license would not materially affect the businesses of this Group. Products of this Group are also sold by the Company under a variety of trademarks, the loss of any one of which would similarly not materially affect the businesses of this Group.

     The Group's businesses are generally not seasonal in nature, although they experience some decline in sales in the fourth fiscal quarter due to European holiday plant shutdowns. Backlog orders for the Group believed to be firm as of September 30, 1994 were approximately $119,000,000, compared to firm backlog orders as of September 30, 1993, of approximately $95,000,000. All but approximately $6,000,000 of the 1994 backlog orders are expected to be filled during fiscal year 1995.

     Six major tire and rubber companies operating worldwide, one special blacks customer operating in Europe and the United States and one fumed silica customer operating in Europe and the United States represent a material portion of the Group's total net sales and operating revenues; the loss of one or more of these customers might materially adversely affect the Group. The Company's specialty chemicals and materials are used in many end uses associated with the automotive industry such as tires, hoses, gaskets, capacitors and paints. The Company's financial results are affected by the cyclical nature of the automotive industry although a large portion of the market is for replacement tires and other parts which are less subject to automobile industry cycles.

     Competition exists on the basis of price, service, quality, product performance and technical innovation in the businesses of this Group. Competitive conditions also result in the need to carry an inventory of raw materials and finished goods in order to meet the customers' needs for prompt delivery of products. Competition in quality, service, product performance and technical innovation is particularly significant for the fumed silica, industrial rubber blacks, special blacks, safety and tantalum businesses. Competition affecting the businesses of the non-carbon black parts of the Group comes from different firms for each product group.

                                     ENERGY

     The Company's energy businesses are conducted through two subsidiaries. The businesses include transportation, terminalling and marketing of liquefied natural gas (through Cabot LNG Corporation, a wholly-owned subsidiary) and coal handling and distribution (by TUCO INC., a wholly-owned subsidiary). The headquarters of these companies are located as follows: Cabot LNG Corporation, Boston, Massachusetts, and TUCO INC., Amarillo, Texas. The Company also owns a 15% interest (17% assuming exercise of warrants) in K N Energy, Inc. ("KNE"), a natural gas services and utility company.

LIQUEFIED NATURAL GAS

     The Company, through a subsidiary, purchases liquefied natural gas ("LNG") from Sonatrading, an affiliate of Sonatrach, the Algerian national oil and gas company, under a long-term and a medium-term supply contract. Cabot and Sonatrach have each agreed to assure performance of the obligations of their respective affiliates under these agreements. The LNG is stored and resold in the northeastern United States from a facility in Everett, Massachusetts. In 1992, a subsidiary of the Company entered into a long-term contract with Nigeria LNG Limited for the supply of LNG. The contract provides for initial deliveries of LNG commencing in the late 1990s. It is unclear when, if ever, Nigeria LNG Limited will begin construction of an LNG plant. Cabot has entered into a limited guaranty of the subsidiary's payment obligations under the contract with Nigeria LNG Limited for an amount not to exceed $150,000,000 plus the amount of any prior payments by Cabot under the guaranty in respect of which make-up LNG has been delivered to the subsidiary.

     The Company has received authorizations from the U.S. Department of Energy to import LNG under the contracts with Sonatrading and Nigeria LNG Limited, as well as blanket authorization to import LNG from other foreign suppliers on a short-term basis. The Company has also received authorization from the Federal Energy Regulatory Commission for sales services. The supply of LNG is currently limited to volumes contracted for with Sonatrading/Sonatrach.

     In 1993, the Company was notified by Sonatrach that the renovation of Sonatrach's Algerian LNG production facilities would likely result in a temporary reduction of LNG deliveries to its customers, including the Company. The Company expects the curtailment of LNG from its Algerian supplier to continue at least through fiscal year 1995. The Company has been able to continue to meet its firm sales obligations to customers and is exploring additional sources of supply. Political unrest in Algeria continues. The Company is not able to predict, at this time, what, if any, impact the political instability in Algeria may have on the future supply of LNG from its Algerian supplier. The loss of supply from the Algerian supplier could have a material adverse effect on the business of the Energy Group until additional sources of supply could be obtained. The Company is working with Amoco, British Gas and The National Gas Company of Trinidad and Tobago toward a proposal for the construction of a liquefaction and export facility for LNG in Trinidad.

COAL HANDLING AND DISTRIBUTION

     TUCO INC. ("TUCO") purchases coal mined in Wyoming pursuant to long-term and short-term (spot) contracts and transports it by rail to Texas where it processes and sells it to Southwestern Public Service Company ("SPS") pursuant to long-term sales contracts for use in generating electricity. The loss of

SPS as a customer of TUCO could have a material adverse effect on the Energy Group. The supply of coal is regarded as adequate.

OTHER

     The Company acquired its investment in KNE in connection with the merger of American Oil and Gas Corporation with a subsidiary of KNE in July 1994. As a result of the adoption by the Company of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", on September 30, 1994, the Company has reflected its investment in the common stock of KNE at its fair market value as of that date.

GENERAL

     The Energy Group is not materially dependent upon any patent, trademark or license. Backlog orders are not significant to this Group. Sales by the coal business are stronger in the summer months in the west Texas area because of electrical demands for air conditioning and agricultural purposes, while sales by the LNG business are stronger in the winter months because of heating demands. No significant working capital is required by this Group other than for coal inventories.

     Price competition characterizes the markets served by the LNG business. The Group has numerous competitors including natural gas suppliers and suppliers of alternative fuels.

                               OTHER INFORMATION

EMPLOYEES

     As of September 30, 1994, the Company had approximately 5,400 employees. The Company believes that its relations with its employees are satisfactory. Approximately 620 out of a total of approximately 3,100 employees in the United States are covered by collective bargaining agreements.

RESEARCH AND DEVELOPMENT OF THE COMPANY

     The Company develops new and improved products and processes through Company-sponsored research and technical service activities including those initiated in response to customer requests. Expenditures by the Company for such activities are shown on page 24 of the Annual Report and are incorporated herein by reference.

ENVIRONMENT, SAFETY AND HEALTH

     The Company's operations are subject to several environmental laws and regulations. Over the past five years, the Company has expended considerable sums to add, improve, maintain and operate facilities for environmental protection. A significant amount of the Company's normal capital projects to improve or replace manufacturing facilities has provided positive environmental benefits. Expenditures for equipment or facilities intended solely for environmental protection are estimated to have been approximately $4,000,000 in fiscal year 1994 and are expected not to exceed $10,000,000 in fiscal 1995. In addition, expenditures of at least $30,000,000 in the aggregate for such equipment and facilities are forecast to be spent in fiscal years 1995, 1996 and 1997 to enable Cabot's U.S. plants to comply with the Clean Air Act. During the next several years, the Company expects to utilize a significant portion of its environmental reserve, currently valued at approximately $44,000,000, to implement remediation plans for various sites. Compliance with the laws and regulations relating to the protection of the environment is not expected to have a material adverse effect on the Company's earnings or competitive position or the Company's ability to make capital expenditures, in the opinion of the Company's management. The Company has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the "Superfund law") with respect to several sites. See
Item 3, "Legal Proceedings," on pages 7 through 9 of this Report for a description of various environmental proceedings.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Industry segment financial data are set forth in tables included on pages
19 and 38 of the Annual Report and are incorporated herein by reference. A significant portion of the Company's revenues and operating profits is derived from overseas operations. Profitability of the Specialty Chemicals and Materials businesses is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. The Company's overseas operations do not include any energy-related businesses. See Note N of the Notes to Consolidated Financial Statements for further information relating to sales and profits by geographic area and Management's Discussion and Analysis of Results of Operations and Financial Condition, appearing on page 38 and pages 17 through 23, respectively, in the Annual Report and incorporated herein by reference. Currency fluctuations and nationalization and expropriation of assets are risks inherent in international operations. The Company has taken steps it deems prudent in its international operations to diversify and otherwise to protect against these risks.
- --------------------------------------------------------------------------------

ITEM 2.  PROPERTIES

     The Company owns, operates and leases office, manufacturing, production, terminalling, storage, marketing and research and development facilities in the United States and in foreign countries.

     The principal facilities of the Company's business units are described generally in Item 1 above.

     The principal facilities owned by the Company in the United States are: (i) its carbon black manufacturing plants in Louisiana, Texas and West Virginia (comprising approximately 77,500 square yards); (ii) its research and development facilities in Illinois, Massachusetts, Pennsylvania and Texas and its applications development facility in Georgia (comprising approximately 29,790 square yards); (iii) administrative offices and manufacturing plants of its Cab-O-Sil, Cabot Safety and Cabot Performance Materials business units in Delaware, Illinois, Indiana and Pennsylvania (comprising approximately 92,650 square yards); and (iv) its LNG terminalling and storage facility in Massachusetts (approximately 3,250 square yards). Portions of plants in Louisiana referred to above are constructed on long-term ground leases.

     The Company's principal foreign facilities are owned by subsidiaries and together they comprise approximately 365,000 square yards of manufacturing facilities, 3,900 square yards of research and development facilities, and 60,500 square yards of administrative facilities.

     The principal facilities leased by the Company in the United States are:
(i) its corporate headquarters in Boston, Massachusetts and the administrative offices of the LNG companies in Boston, the carbon black operations in Georgia and the Cabot Performance Materials business in Pennsylvania (comprising approximately 15,600 square yards); and (ii) the administrative offices and manufacturing facilities of Cabot Safety in Delaware, Indiana and Massachusetts (comprising approximately 53,100 square yards).

     The principal facilities leased by subsidiaries in locations outside of the United States are the administrative offices and manufacturing facilities of the carbon black operations in France, Indonesia and Spain, the Plastics business in Belgium and Cabot Safety in Canada and England as well as the Tanco leasehold interest in Canada (comprising approximately 170,500 square yards).

     The Company's offices and manufacturing facilities are generally suitable and adequate for their intended purposes. Existing manufacturing facilities of the Company are in general adequate for the Company's requirements.
- --------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in various lawsuits and environmental proceedings wherein substantial amounts are claimed. The following is a description of the significant proceedings pending as of September 30, 1994:

  Environmental Proceedings

     In 1994, Cabot and the State of Florida signed a settlement of a 1983 state court lawsuit requiring Cabot to pay the State $650,000 in past costs associated with a site in Gainesville, Florida. The site included a parcel of land on which Cabot owned and operated a pine tar distillation plant. Cabot is scheduled to install a groundwater extraction system and remove the contaminated soil found during the design phase at an estimated design and implementation cost of approximately $3,100,000 (including $1,400,000 in costs already spent).

     In April 1985, Cabot and five other companies entered into a consent order with the U.S. Environmental Protection Agency ("EPA") under the Superfund law to perform a remedial investigation and feasibility study with respect to the King of Prussia Technical Corp. site in Winslow Township, New Jersey. A Record of Decision ("ROD") has been issued by the EPA specifying a combination of remedial actions for the site at an estimated cost of almost $15,000,000. The EPA issued an administrative order directing Cabot and four other companies to design and complete the remedial measures; much of the work on site remediation has been completed. Cabot and the other companies involved have not yet reached agreement on the portions of the costs to be borne by each.

     Beginning in May 1986, the Department of Environmental Protection of the State of New Jersey ("NJDEP") issued directives under the New Jersey Spill Compensation and Control Act to Cabot and other potentially responsible parties ("PRPs") to fund a remedial investigation for the cleanup of hazardous waste at the Old Bridge Township landfill near Perth Amboy, New Jersey. Cabot and other parties contributed funds for a remedial investigation and feasibility study which was conducted by a consultant to the NJDEP. In September 1992, the EPA issued a ROD specifying certain remedial actions and indicating that a second ROD would be issued following further study. Preliminary action on the first ROD has been taken by the NJDEP. The second ROD has not been issued. It is not possible at this point to identify what the remediation costs for this site will be or what Cabot's portion of such costs will be.

     In 1989, the United States filed a claim in the United States District Court for the Eastern District of Pennsylvania against 18 defendants under the Superfund law for recovery of the EPA's cleanup costs at Moyer's Landfill in Collegeville, Pennsylvania, estimated to be $48,000,000. For several years, Moyer's Landfill was used for the disposal of municipal and industrial wastes by numerous parties, including Cabot. More than 100 additional parties, including Cabot, were brought into the litigation by means of a third-party complaint. Recently, the EPA announced that it had reached settlements with certain de minimis parties. Negotiations continue with the other parties including Cabot.

     In 1989 and 1990, respectively, Cabot completed a remedial investigation and feasibility study of its former beryllium processing plant in Hazleton, Pennsylvania, and submitted the study to the Pennsylvania Department of Environmental Resources ("DER"). An environmental consultant retained by Cabot has designed and Cabot has implemented certain of the remedial measures described in the study. In April 1991, the DER issued a wastewater discharge permit to Cabot but included certain limitations to which Cabot objected by filing an appeal with the Pennsylvania Environmental Hearing Board. In August 1993, the DER and Cabot resolved the issues on appeal in a manner satisfactory to both parties and the appeal was withdrawn. Source control remediation efforts by Cabot are continuing.

     Cabot is one of approximately 25 parties identified by the EPA as PRPs under the Superfund law with respect to the cleanup of Fields Brook (the "Brook"), a tributary of the Ashtabula River in northeastern Ohio. From 1963 to 1972, Cabot owned two manufacturing facilities located beside the Brook. The EPA has specified a remedy for the site but continues to assess the condition of the Brook. Cleanup is expected to begin in 1996. In March 1989, the EPA issued an administrative order under Section 106 of the Superfund law directing 19 companies, including Cabot, to perform design and other preliminary work relating to the specified remedy for the proposed cleanup of portions of the Brook. In September 1989, the United States filed suit in the United States District Court for the Northern District of Ohio seeking to recover past governmental investigatory costs. The cost recovery claims have been settled and the action has been stayed pending the result of arbitration proceedings under a Cooperation Agreement which provides for the sharing of past and future remedial and investigatory costs incurred in implementing the EPA's 1989 order. The EPA has indicated that remediation may be required at the plant sites along the Brook, including at least one of the facilities formerly operated by Cabot. The State of Ohio has also notified Cabot and several other companies that it will seek damages for injury to natural resources at the Brook. Cabot is also participating in arbitration proceedings with succeeding plant owners regarding costs associated with remediation of the Brook and the plant site. In 1994, Detrex Chemical Industries, Inc. filed third-party complaints against eight companies, including Cabot, in connection with material allegedly sent to the Koski/RES landfill in Ashtabula, Ohio. At present there is no evidence that the material allegedly sent by Cabot to that landfill will result in liability for cleanup costs.

     Cabot has received various requests for information and notifications that it may be a PRP at several other Superfund sites.

     As of September 30, 1994, approximately $44,000,000 was accrued for environmental proceedings by the Company. The amount represents the Company's current best estimate of costs likely to be incurred based on its analysis of the extent of cleanup required, methods available, abilities of other responsible parties to contribute and its interpretation of applicable laws and regulations at each site.

  Breast Implant Litigation

     Fumed silica supplied by Cabot was used by others in the manufacture of silicone breast implant envelopes. There are currently pending more than 10,000 lawsuits in state and federal courts alleging injuries against various parties arising from the use of silicone breast implants. The federal cases have been consolidated in the Multi-District Litigation pending in the United States District Court for the Northern District of Alabama. Generally, the various state cases have been similarly consolidated in each jurisdiction. In addition, arrangements have been made for consolidated discovery in all actions. A so-called "global settlement" between certain classes of plaintiffs who have not "opted out" and certain defendants (not including Cabot) has been approved by the United States District Court for the Northern District of Alabama. Plaintiffs who have opted out of the settlement are now free to proceed with their own claims.

     Cabot has been named as a defendant in fewer than 100 breast implant lawsuits. Cabot has been dismissed as a defendant from a number of those suits, without any settlement payments, and has been granted summary judgment (subject to appeal) in others. Cabot believes that it has adequate defenses in each of the lawsuits in which it is a defendant. However, the scientific, legal and societal issues raised by these cases are complex and the outcome is uncertain. Cabot, therefore, cannot predict with any assurance the course this litigation will take, the number of cases to which Cabot will be added as a defendant, the amount of damages, if any, that may be assessed against Cabot or the defense costs that will be incurred by Cabot.

  Other Proceedings

     Cabot has been named as one of many defendants in a lawsuit, now pending in federal district court in Oklahoma, brought by a large group of plaintiffs alleging personal injury due to exposure to and contact with certain chemicals and materials allegedly manufactured by the defendants. Plaintiffs seek actual and punitive damages against all defendants, jointly and severally, in the aggregate amount of $1,250,000,000. Cabot is currently investigating this matter to ascertain what products, if any, were manufactured by it that are of any relevance to this litigation.

     The Company has various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business. In the opinion of the Company, although final disposition of all of its suits and claims may impact the
Company's financial statements in a particular period, it should not, in the aggregate, have a material adverse effect on the Company's financial position.
See Note L of the Notes to the Company's Consolidated Financial Statements on
page 37 of the Annual Report.
- --------------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.
- --------------------------------------------------------------------------------

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below, as of November 22, 1994, for each executive officer of Cabot is information regarding his age, position(s) with Cabot, the periods during which he has served as an officer and his business experience during at least the past five years:

                                        OFFICES HELD/BUSINESS
NAME                            AGE           EXPERIENCE                    DATES HELD
- -----------------------------------------------------------------------------------------------
Samuel W. Bodman.............   55    Cabot Corporation
                                         Chairman of the Board        October 1988 to present
                                         President                    February 1991 to present,
                                                                      January 1987 to October 1988
                                         Chief Executive Officer      February 1988 to present

                                      FMR Corp. (investment
                                         advisor and mutual
                                         fund manager),
                                         President and Chief
                                         Operating Officer            1983 to December 1986

John G.L. Cabot..............   60    Cabot Corporation
                                        Vice Chairman of the Board    October 1988 to present
                                        Chief Financial Officer       October 1992 to present
                                        Executive Vice President      January 1985 to October 1988

Kennett F. Burnes............   51    Cabot Corporation
                                        Executive Vice President      October 1988 to present
                                        Secretary                     February 1988 to October 1988
                                        Vice President and
                                        General Counsel               November 1987 to October 1988

                                        Choate, Hall & Stewart
                                        (law firm), Partner           1976 to November 1987

John D. Curtin, Jr...........   61    Cabot Corporation
                                        Executive Vice President      July 1989 to present
                                        Chief Financial Officer       July 1989 to October 1992

                                      Curtin & Co., Incorporated
                                        (investment banking),
                                        President, Chief Executive
                                        Officer and Director          1974 to June 1989

Robert Rothberg..............   45    Cabot Corporation
                                        Vice President and
                                        General Counsel               October 1993 to present

                                      Choate, Hall & Stewart
                                        (law firm), Partner           January 1982 to October 1993

William R. Thompson..........   59    Cabot Corporation
                                        Vice President and            November 1989 to present
                                        Controller

                                      Kurzweil Music Systems, Inc.
                                        (computerized musical
                                        instruments),
                                        President, Chief Operating
                                        Officer and Director          May 1985 to June 1989

- --------------------------------------------------------------------------------
                                    PART II
- --------------------------------------------------------------------------------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Cabot's common stock is listed for trading (symbol CBT) on the New York, Boston and Pacific Stock Exchanges. As of September 30, 1994, there were approximately 2,100 holders of record of Cabot's common stock. The price range in which the stock has traded, as reported on the composite tape, and the quarterly and total cash dividends per share paid in the past two fiscal years are shown below, restated to reflect the two-for-one stock split in August 1994.
- --------------------------------------------------------------------------------
STOCK PRICE AND DIVIDEND DATA

                                         DEC.        MARCH         JUNE         SEPT.
FISCAL 1994                              QTR.         QTR.         QTR.          QTR.           YEAR
- -----------------------------------------------------------------------------------------------------
Cash dividends per share..........      $ 0.13       $ 0.13       $ 0.13        $ 0.14         $ 0.53
Price range of common stock:
High..............................      $29.19       $28.00       $26.63        $28.38         $29.19
Low...............................      $26.13       $25.56       $24.44        $25.13         $24.44
Close.............................      $26.94       $27.00       $25.56        $27.25         $27.25
- -----------------------------------------------------------------------------------------------------

                                         DEC.        MARCH         JUNE         SEPT.
FISCAL 1993                              QTR.         QTR.         QTR.          QTR.           YEAR
- -----------------------------------------------------------------------------------------------------
Cash dividends per share..........      $ 0.13       $ 0.13       $ 0.13        $ 0.13         $ 0.52
Price range of common stock:
High..............................      $24.81       $21.94       $24.38        $28.13         $28.13
Low...............................      $20.56       $18.63       $19.81        $23.31         $18.63
Close.............................      $21.69       $21.25       $24.38        $27.75         $27.75
- -----------------------------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

     Cabot Corporation Selected Financial Data:
     (Dollars in Thousands, Except Per Share Amounts)

                                                    YEARS ENDED SEPTEMBER 30
                                 ---------------------------------------------------------------
                                   1994         1993          1992         1991          1990
                                 ---------    ---------     ---------    ---------     ---------
Financial Highlights
  Net sales and other operating
     revenues from continuing
     operations................  $1,679,819   $1,614,315    $1,556,986   $1,482,089    $ 1,547,910
- --------------------------------------------------------------------------------------------------
  Income from continuing
     operations................  $   78,691    $  37,410     $  62,223    $  39,825     $   41,875
- --------------------------------------------------------------------------------------------------
  Long-term debt...............  $  307,828    $ 459,275     $ 479,882    $ 369,609     $  480,762
  Minority interest............  $   --        $  --         $   9,756    $  --         $   18,642
  Stockholders' equity.........  $  562,489    $ 442,273     $ 492,955    $ 426,863     $  570,589
- --------------------------------------------------------------------------------------------------
     Total capitalization......  $  870,317    $ 901,548     $ 982,593    $ 796,472     $1,069,993
- --------------------------------------------------------------------------------------------------
Total assets...................  $1,616,756   $1,489,473    $1,554,529   $1,462,396     $1,731,909
- --------------------------------------------------------------------------------------------------
Per Share:
  Income from continuing
     operations................  $     1.96    $    0.90(a)  $    1.59    $    0.85     $     0.77(c)
  Net income...................  $     1.96    $    0.20(b)  $    1.59    $    2.90     $     1.37
  Cash dividends...............  $     0.53    $    0.52     $    0.52    $    0.52     $     0.52
- --------------------------------------------------------------------------------------------------
Average shares outstanding --
  thousands....................      38,249       37,438        36,802       42,556         49,162
- --------------------------------------------------------------------------------------------------

- ---------------
(a) Includes charges of $0.83 per share for the restructuring of the Company's Specialty Chemicals and Materials businesses and favorable energy accrual adjustment of $0.23 per share. (see Item 7)
(b) Includes a charge of $0.70 per share for the cumulative effect of required accounting changes.
(c) Includes charges of $0.26 per share for take-or-pay provisions related to the divestiture of selected energy businesses.

- --------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information required by this Item appears in the Annual Report on pages 17 through 23 and is incorporated herein by reference.
- --------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item appears in the Annual Report on pages 24 through 39 and is incorporated herein by reference.
- --------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
                                    PART III
- --------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required regarding the executive officers of Cabot is included in Part I in the unnumbered item captioned "Executive Officers of the Registrant." Certain other information required regarding the directors of Cabot is contained in the Proxy Statement on pages 2 through 6 under the heading "Certain Information Regarding Directors." All of such information is incorporated herein by reference.

     The information required regarding the filing of reports by directors, executive officers and 10% stockholders with the Securities and Exchange Commission relating to transactions in Cabot stock is contained in the Proxy Statement on page 15 under the heading "Certain Securities Filings" and is incorporated herein by reference.

- --------------------------------------------------------------------------------

ITEM 11.  EXECUTIVE COMPENSATION

     The information required is contained in the Proxy Statement on pages 9 through 12 under the heading "Executive Compensation." All of such information is incorporated herein by reference.

- --------------------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required is contained in the Proxy Statement on pages 7 through 9 under the heading "Beneficial Stock Ownership of Directors, Executive Officers and Persons Owning More than Five Percent of Common Stock." All of such information is incorporated herein by reference.

- --------------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
                                    PART IV
- --------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements. The following are incorporated herein by reference in this Report from the indicated pages of the Company's Annual
Report:

                               DESCRIPTION                               PAGE
      --------------------------------------------------------------   ---------
(1)   Consolidated Statements of Income for each of the three fiscal
        years in the period ended September 30, 1994................          24
(2)   Consolidated Balance Sheets at September 30, 1994 and 1993....    25 to 26
(3)   Consolidated Statements of Cash Flows for each of the three
        fiscal years in the period ended September 30, 1994.........          27
(4)   Notes to Consolidated Financial Statements....................    28 to 39
(5)   Statement of Management Responsibility for Financial Reporting
        and Report of Independent Accountants relating to the
        Consolidated Financial Statements listed above..............          40

     (b) Reports on Form 8-K.  None

     (c) Exhibits. (not included in copies of the Form 10-K sent to stockholders)

     The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K. The Company will furnish to any stockholder, upon written request, any exhibit listed below upon payment by such stockholder to the Company of the Company's reasonable expenses in furnishing such exhibit.

EXHIBIT
NUMBER                                  DESCRIPTION
- ------       ------------------------------------------------------------------
   3(a)      --Certificate of Incorporation of Cabot Corporation restated
               effective October 24, 1983, as amended February 14, 1985,
               December 3, 1986, February 19, 1987, and November 18, 1988
               (incorporated herein by reference to Exhibit 3(a) of Cabot's
               Annual Report on Form 10-K for the year ended September 30,
               1988, file reference 1-5667, filed with the Commission on
               December 29, 1988).
   3(b)      --The By-laws of Cabot Corporation as of January 11, 1991
               (incorporated herein by reference to Exhibit 3(b) of Cabot's
               Annual Report on Form 10- K for the year ended September 30,
               1991, file reference 1-5667, filed with the Commission on
               December 27, 1991).
   4(a)(i)   --Rights Agreement, dated as of November 14, 1986, amended and restated as of August 12, 1988, between Cabot Corporation and
               The First National Bank of Boston as Rights Agent (incorporated herein by reference to Exhibit 1 of Cabot's Current Report on
               Form 8-K, dated August 12, 1988, file reference 1-5667, filed with the Commission).
   4(a)(ii)  --Amendment to Rights Agreement dated as of November 15, 1990
               (incorporated herein by reference to Exhibit 4(a)(ii) of Cabot's
               Annual Report on Form 10-K for the year ended September 30,
               1990, file reference 1-5667, filed with the Commission on
               December 24, 1990).
   4(b)(i)   --Indenture, dated as of December 1, 1987, between Cabot
               Corporation and The First National Bank of Boston, Trustee
               (incorporated herein by reference to Exhibit 4 of Amendment No.
               1 to Cabot's Registration Statement on Form S-3, Registration
               No. 33-18883, filed with the Commission).
   4(b)(ii)  --First Supplemental Indenture dated as of June 17, 1992, to
               Indenture, dated as of December 1, 1987, between Cabot
               Corporation and The First National Bank of Boston, Trustee
               (incorporated by reference to Exhibit 4.3 of Cabot's
               Registration Statement on Form S-3, Registration Statement No.
               33-48686, filed with the Commission).
   4(c)(i)+  --Finance Agreement between P.T. Cabot Chemical and Overseas
               Private Investment Corporation dated September 10, 1991.

EXHIBIT
NUMBER                                  DESCRIPTION
- ------       ------------------------------------------------------------------
   4(c)(ii)+ --Facility Agreement and Acknowledgement of Indebtedness (The
               Hongkong and Shanghai Banking Corporation Limited) dated January
               10, 1992.
   4(c)(iii)+ --Project Completion Agreement between Cabot, P.T. Cabot Chemical and The Hongkong and Shanghai Banking Corporation Limited dated
               April 28, 1992.
  10(a)      --Form of Distribution Agreement between Cabot Corporation and
               Merrill Lynch, Pierce, Fenner & Smith Incorporated, Merrill
               Lynch & Co., Goldman Sachs & Co., and J.P. Morgan Securities
               Inc. for the issuance and sale of medium-term notes pursuant to a prospectus supplement dated July 17, 1992 (incorporated herein by reference to Exhibit 1 of Cabot's Current Report on Form 8-K,
               dated July 17, 1992, file reference 1-5667, filed with the
               Commission).
  10(b)      --Credit Agreement, dated as of January 13, 1994, among Cabot
               Corporation and 11 banks and Morgan Guaranty Trust Company of
               New York, as agent for the banks (incorporated by reference to
               Exhibit 4 of Cabot's Quarterly Report on Form 10-Q for the
               quarter ended December 31, 1993, file reference 1-5667, filed with the Commission on February 16, 1993).
  10(c)*     --Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 99 of Cabot's Registration Statement on
               Form S-8, Registration No. 33-53659, filed with the Commission).
  10(d)      --Note Purchase Agreement between John Hancock Mutual Life
               Insurance Company, State Street Bank and Trust Company, as
               trustee for the Cabot Corporation Employee Stock Ownership Plan,
               and Cabot Corporation, dated as of November 15, 1988
               (incorporated herein by reference to Exhibit 10(c) of Cabot's
               Annual Report on Form 10-K for the year ended September 30,
               1988, file reference 1-5667, filed with the Commission on
               December 29, 1988).
  10(e)(i)*  --Supplemental Cash Balance Plan, filed herewith.
  10(e)(ii)* --Supplemental Employee Stock Ownership Plan, filed herewith.
  10(e)(iii)* --Supplemental Retirement Incentive Savings Plan, filed herewith.
  10(e)(iv)* --Supplemental Employee Benefit Agreement for John G.L. Cabot
               (incorporated herein by reference to Exhibit 10(f) of Cabot's
               Annual Report on Form 10-K for the year ended September 30,
               1987, file reference 1-5667, filed with the Commission on
               December 28, 1987).
  10(f)*     --Form of severance agreement entered into between Cabot and various managers (incorporated by reference to Exhibit 10(g) of
               Cabot's Annual Report on Form 10-K for the year ended September
               30, 1991, file reference 1-5667, filed with the Commission on
               December 27, 1991).
  10(g)      --Group Annuity Contract No. GA-6121 between The Prudential
               Insurance Company of America and State Street Bank and Trust
               Company, dated June 28, 1991 (incorporated herein by reference to Exhibit 10(h) of Cabot's Annual Report on Form 10-K for the
               year ended September 30, 1991, file reference 1-5667, filed with the Commission on December 27, 1991).
  10(h)*     --Non-employee Directors' Stock Compensation Plan (incorporated herein by reference to Exhibit A of Cabot's Proxy Statement for its 1992 Annual Meeting of Stockholders, file reference 1-5667, filed with the Commission on December 27, 1991).
  10(i)(i)   --Amended and Restated Omnibus Acquisition Agreement among
               American Oil and Gas Corporation, Cabot Corporation and Cabot
               Transmission Corporation, dated as of November 13, 1989
               (incorporated herein by reference to Exhibit (2) of Cabot's
               Current Report on Form 8-K, dated November 16, 1989, file
               reference 1-5667, filed with the Commission).
  10(i)(ii)  --Amended and Restated Basket Agreement among American Oil and Gas
               Corporation, American Pipeline Company, Cabot Corporation and
               Cabot Transmission Corporation, dated as of June 30, 1990
               (incorporated herein by reference to Exhibit 10(n) of Cabot's
               Annual Report on Form 10-K for the year ended September 30,
               1990, file reference 1-5667, filed with the Commission on
               December 24, 1990).

EXHIBIT
NUMBER                                  DESCRIPTION
- ------       ------------------------------------------------------------------
  10(i)(iii) --First Amendment, dated March 31, 1992, to Amended and Restated
               Omnibus Acquisition Agreement among American Oil and Gas
               Corporation, Cabot Corporation and Cabot Transmission
               Corporation, dated as of November 13, 1989, and to Amended and
               Restated Basket Agreement among American Oil and Gas
               Corporation, American Pipeline Company, Cabot Corporation and
               Cabot Transmission Corporation, dated as of June 30, 1990
               (incorporated herein by reference to Exhibit 10(i)(ii) of
               Cabot's Annual Report on Form 10-K for the year ended September
               30, 1992, file reference 1-5667, filed with the Commission on
               December 24, 1992).
  10(j)      --Agreement for the Sale and Purchase of Liquefied Natural Gas and
               Transportation Agreement, dated April 13, 1976, between
               Sonatrach and Distrigas Corporation, and Amendment No. 3 to said
               Agreement, dated February 21, 1988, filed herewith.
  10(k)      --Agreement for the Sale and Purchase of Liquefied Natural Gas and
               Transportation Agreement, dated December 11, 1988, between
               Sonatrading and Distrigas Corporation (incorporated herein by reference to Exhibit 10(p) of Cabot's Annual Report on Form 10-K
               for the year ended September 30, 1989, file reference 1-5667, filed with the Commission on December 28, 1989).
  10(l)      --Contract for sale of vessel GAMMA between Cabot LNG Shipping
               Corporation and the United States of America, dated September
               18, 1990 (incorporated herein by reference to Exhibit 10(q) of
               Cabot's Annual Report on Form 10-K for the year ended September
               30, 1990, file reference 1-5667, filed with the Commission on
               December 24, 1990).
  10(m)      --Mutual Assurances Agreements among Cabot Corporation,
               L'Entreprise Nationale pour la Recherche, la Production, le
               Transport, la Transformation et la Commercialisation des
               Hydrocarbures ("Sonatrach"), Distrigas Corporation and
               Sonatrading Amsterdam B.V. dated February 21, 1988 and December
               11, 1988, respectively (incorporated herein by reference to
               Exhibit 10.1 of Cabot's Current Report on Form 8-K, dated July
               17, 1992, file reference 1-5667, filed with the Commission).
  10(n)      --LNG Sale and Purchase Agreement between Distrigas Corporation and Nigeria LNG Limited, dated June 15, 1992 (incorporated herein by reference to Exhibit 10.2 to Cabot's Current Report on
               Form 8-K, dated July 17, 1992, file reference 1-5667, filed with the Commission).
  10(o)(i)   --Agreement between K N Energy, Inc. ("KNE"), American Oil and Gas
               Corporation ("AOG") and Cabot, dated June 27, 1994 (incorporated herein by reference to Exhibit 1 of Cabot's Schedule 13D
               relating to KNE, file reference 1-5667, filed with the
               Commission on July 22, 1994 (the "KNE Schedule 13D").
  10(o)(ii)  --Registration Rights Agreement between KNE and Cabot, dated July
               13, 1994 (incorporated herein by reference to Exhibit 2 of the
               KNE Schedule 13D).
  10(o)(iii) --Share Transfer and Registration Agreement between KNE and Cabot, dated July 13, 1994 (incorporated herein by reference to Exhibit
               3 of the KNE Schedule 13D).
  10(o)(iv)  --KNE By-law provision, filed herewith.
  10(o)(v)   --Request of Cabot for No Action Letter from staff of Securities and Exchange Commission, dated June 28, 1994, and reply, dated
               July 6, 1994, filed herewith.
  10(o)(vi)  --Application of Cabot for Declaration of Non-holding Company
               Status Pursuant to Section 2(a)(7) of the Public Utility Holding
               Company Act of 1935, dated, July 11, 1994, filed herewith.
  11         --Statement Re Computation of Per Share Earnings, filed herewith.
  12         --Statement Re Computation of Ratio of Earnings to Fixed Charges,
               filed herewith.
  13         --Pages 17 through 40 of the 1994 Annual Report to Stockholders of
               Cabot Corporation, a copy of which is furnished for the
               information of the Securities and Exchange Commission. Portions
               of the Annual Report not incorporated herein by reference are not deemed "filed" with the Commission.

EXHIBIT
NUMBER                                  DESCRIPTION
- ------       ------------------------------------------------------------------
  21         --List of Significant Subsidiaries, filed herewith.
  24(a)      --Power of attorney for signing of this Annual Report on Form
               10-K, dated November 11, 1994, filed herewith.
  24(b)      --Certified copy of vote of Cabot's Board of Directors of October
               14, 1994, authorizing the execution and filing of this Annual
               Report on Form 10-K, filed herewith.
  27         --Financial Data Schedule, filed herewith.

- ---------------

+ The Registrant agrees to furnish to the Commission upon request a copy of these instruments with respect to long-term debt (not filed as an exhibit), none of which relates to securities exceeding 10% of the total assets of the Registrant and its consolidated subsidiaries.

* Management contract or compensatory plan or arrangement.

     (d) Schedules. The following Consolidated Schedules and information appear on page 20 and pages S-1 to S-5 of this Report:

                  Report of Independent Accountants on Schedules.

          V.      Property, Plant and Equipment.
          VI.     Accumulated Depreciation and Amortization of Property, Plant and
                  Equipment.
          IX.     Short-Term Borrowings.
          X.      Supplementary Income Statement Information.
          XIII.   Other Investments.

     Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statement on Form S-8, Registration No. 33-28699 (filed May 12, 1989), the Registrant's Registration Statement on Form S-8, Registration No. 33-52940 (filed October 5, 1992) and the Registrant's Registration on Form S-8, Registration No. 33-53659 (filed May 16,
1994).

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CABOT CORPORATION (Registrant)

                                                   /s/  SAMUEL W. BODMAN
                                            By..................................
                                             SAMUEL W. BODMAN, Chairman of the
                                            Board, President and Chief Executive
                                                          Officer

Date:  December 20, 1994

     Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURES                               TITLE                        DATE
- ------------------------------------------   ------------------------------    ------------------

          /s/  SAMUEL W. BODMAN              Chairman of the Board,            December 20, 1994
 ........................................      President and Director
             SAMUEL W. BODMAN                  (Principal Executive
                                               Officer)

            /s/  JOHN G.L. CABOT             Director, Vice Chairman of the    December 20, 1994
 ........................................      Board and Chief Financial
             JOHN G.L. CABOT                   Officer (Principal Financial
                                               Officer)

         /s/  WILLIAM R. THOMPSON            Vice President and Controller     December 20, 1994
 ........................................      (Principal Accounting
           WILLIAM R. THOMPSON                 Officer)

                    *                        Director                          December 20, 1994
 ........................................
               DAMARIS AMES

                    *                        Director                          December 20, 1994
 ........................................
             JANE C. BRADLEY

                    *                        Director                          December 20, 1994
 ........................................
            KENNETT F. BURNES

                    *                        Director                          December 20, 1994
 ........................................
            ROBERT A. CHARPIE

                    *                        Director                          December 20, 1994
 ........................................
           JOHN D. CURTIN, JR.

                    *                        Director                          December 20, 1994
 ........................................
           ROBERT P. HENDERSON

                    *                        Director                          December 20, 1994
 ........................................
             ARNOLD S. HIATT

                SIGNATURES                               TITLE                        DATE
- ------------------------------------------   ------------------------------    ------------------
                                             Director                           December 20, 1994
 ........................................
              GERRIT JEELOF

                    *                        Director                           December 20, 1994
 ........................................
             JOHN H. MCARTHUR

                    *                        Director                           December 20, 1994
 ........................................
             JOHN F. O'BRIEN

                    *                        Director                           December 20, 1994
 ........................................
             DAVID V. RAGONE

                    *                        Director                           December 20, 1994
 ........................................
          CHARLES P. SIESS, JR.

                    *                        Director                           December 20, 1994
 ........................................
             MORRIS TANENBAUM

                    *                        Director                           December 20, 1994
 ........................................
             LYDIA W. THOMAS

        /s/  CHARLES D. GERLINGER
*By.......................................
           CHARLES D. GERLINGER
           AS ATTORNEY-IN-FACT

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholders of
  Cabot Corporation:

     Our report on the consolidated financial statements of Cabot Corporation is incorporated by reference in this Form 10-K from page 40 of the 1994 Annual Report to Stockholders of Cabot Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the Index on page 17 of this Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                            COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
November 1, 1994


                       CONSENT OF INDEPENDENT ACCOUNTANTS


        We consent to the incorporation by reference in the registration statements of Cabot Corporation on Form S-3 (File No. 33-48686) and on Forms S-8 (File No. 33-28699, No. 33-52940 and No. 33-53659) of (1) our report dated
November 1, 1994, on our audits of the consolidated financial statements of Cabot Corporation as of September 30, 1994 and 1993, and for each of the three years in the period ended September 30, 1994, which report is included in the 1994 Annual Report to Stockholders of Cabot Corporation, filed as Exhibit 13 to this Annual Report on Form 10-K; and (2) our report dated November 1, 1994, on our audits of the financial statement schedules of Cabot Corporation as of September 30, 1994 and 1993, and for each of the three years in the period ended September 30, 1994, which report is included in this Annual Report on Form 10-K.


                                            COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
December 20, 1994

                         CABOT CORPORATION CONSOLIDATED
- --------------------------------------------------------------------------------

                                   SCHEDULE V
                         PROPERTY, PLANT AND EQUIPMENT
                         YEAR ENDED SEPTEMBER 30, 1994
                               (DOLLARS IN 000'S)
        COLUMN A          COLUMN B    COLUMN C   COLUMN D         COLUMN E            COLUMN F
- -----------------------------------------------------------------------------------------------
                                                               OTHER CHANGES/
                                                                ADD (DEDUCT)
                                                             -----------------------
                            BALANCE                            FOREIGN                BALANCE
                                 AT                            CURRENCY                 AT
                          BEGINNING   ADDITIONS              TRANSLATION              END OF
CLASSIFICATION            OF PERIOD    AT COST   RETIREMENTS  ADJUSTMENT  OTHER       PERIOD
- -----------------------------------------------------------------------------------------------
Specialty Chemicals and
  Materials.............. $1,156,692  $70,628    $(18,720)    $34,522     $45,525(a)  $1,288,647
Energy...................     91,566    2,923      (3,194)                                91,295
General corporate........      1,970        4        (340)                                 1,634
                           ---------  -------    --------     -------     -------     ----------
          Total.......... $1,250,228  $73,555    $(22,254)    $34,522     $45,525     $1,381,576
                          ==========  =======    ========     =======     =======     ==========

                         YEAR ENDED SEPTEMBER 30, 1993
                               (DOLLARS IN 000'S)
        COLUMN A          COLUMN B    COLUMN C   COLUMN D         COLUMN E            COLUMN F
- -----------------------------------------------------------------------------------------------
                                                               OTHER CHANGES/
                                                                ADD (DEDUCT)
                                                             -----------------------
                            BALANCE                            FOREIGN                BALANCE
                                 AT                            CURRENCY                 AT
                          BEGINNING   ADDITIONS              TRANSLATION              END OF
CLASSIFICATION            OF PERIOD    AT COST   RETIREMENTS  ADJUSTMENT  OTHER       PERIOD
- -----------------------------------------------------------------------------------------------
Specialty Chemicals and
  Materials............... $1,182,186  $63,943    $(7,938)    $ (87,114)   $5,615(b)  $1,156,692
Energy....................     90,860      706                                            91,566
General corporate.........      1,610      360                                             1,970
                            ---------  -------    --------    ----------   ------     ----------
          Total........... $1,274,656  $65,009    $(7,938)    $ (87,114)   $5,615     $1,250,228
                           ==========  =======    =======     =========    ======     ==========

                         YEAR ENDED SEPTEMBER 30, 1992
                               (DOLLARS IN 000'S)
        COLUMN A          COLUMN B    COLUMN C   COLUMN D         COLUMN E            COLUMN F
- -----------------------------------------------------------------------------------------------
                                                               OTHER CHANGES/
                                                                ADD (DEDUCT)
                                                             -----------------------
                            BALANCE                            FOREIGN                BALANCE
                                 AT                            CURRENCY                 AT
                          BEGINNING   ADDITIONS              TRANSLATION              END OF
CLASSIFICATION            OF PERIOD    AT COST   RETIREMENTS  ADJUSTMENT  OTHER       PERIOD
- -----------------------------------------------------------------------------------------------
Specialty Chemicals and
  Materials.............. $1,042,090  $76,519     $(8,542)    $42,680     $29,439(c)  $1,182,186
Energy...................     89,581    1,279                                             90,860
General corporate........      5,162      272      (3,824)                                 1,610
                          ----------  -------    --------     -------     -------     ----------
          Total.......... $1,136,833  $78,070    $(12,366)    $42,680     $29,439     $1,274,656
                          ==========  =======    ========    ========     =======     ==========

- ---------------
(a) Consolidation of Indonesia subsidiary, which was accounted for on an equity basis in 1993.
(b) Write-up in basis upon purchase of remaining equity interest in Brazil subsidiary.
(c) Consolidation of Brazil subsidiary, which was accounted for on an equity basis in 1991.


                         CABOT CORPORATION CONSOLIDATED
- --------------------------------------------------------------------------------

                                  SCHEDULE VI

             ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY,
                              PLANT AND EQUIPMENT

                         YEAR ENDED SEPTEMBER 30, 1994
                               (DOLLARS IN 000'S)
        COLUMN A          COLUMN B    COLUMN C   COLUMN D         COLUMN E            COLUMN F
- -----------------------------------------------------------------------------------------------
                                                               OTHER CHANGES/
                                                                ADD (DEDUCT)
                                                             -----------------------
                            BALANCE                            FOREIGN                BALANCE
                                 AT                            CURRENCY                 AT
                          BEGINNING                          TRANSLATION              END OF
CLASSIFICATION            OF PERIOD DEPRECIATION RETIREMENTS  ADJUSTMENT    OTHER     PERIOD
- -----------------------------------------------------------------------------------------------
Specialty Chemicals and
  Materials............... $570,125    $76,755    $(15,947)    $15,994      $7,008(a)  $653,935
Energy....................   33,036      2,813      (3,185)                              32,664
General corporate.........      547        225        (303)                                 469
                           --------    -------    --------     -------      ------     --------
          Total........... $603,708    $79,793    $(19,435)    $15,994      $7,008     $687,068
                           ========    =======    =========    =======      ======     ========

                                   YEAR ENDED SEPTEMBER 30, 1993
                                         (DOLLARS IN 000'S)
        COLUMN A          COLUMN B    COLUMN C   COLUMN D         COLUMN E            COLUMN F
- -----------------------------------------------------------------------------------------------
                                                               OTHER CHANGES/
                                                                ADD (DEDUCT)
                                                             -----------------------
                            BALANCE                            FOREIGN                BALANCE
                                 AT                            CURRENCY                 AT
                          BEGINNING                          TRANSLATION              END OF
CLASSIFICATION            OF PERIOD DEPRECIATION RETIREMENTS  ADJUSTMENT  OTHER       PERIOD
- -----------------------------------------------------------------------------------------------
Specialty Chemicals and
  Materials............... $540,886    $74,815    $(5,446)    $ (40,130)              $570,125
Energy....................   30,208      2,828                                          33,036
General corporate.........      346        201                                             547
                           --------    -------    -------     ---------    ------     --------
          Total........... $571,440    $77,844    $(5,446)    $ (40,130)   $    0     $603,708
                           ========    =======    =======     =========    ======     ========

                                   YEAR ENDED SEPTEMBER 30, 1992
                                         (DOLLARS IN 000'S)
        COLUMN A          COLUMN B    COLUMN C   COLUMN D         COLUMN E            COLUMN F
- -----------------------------------------------------------------------------------------------
                                                               OTHER CHANGES/
                                                                ADD (DEDUCT)
                                                             -----------------------
                            BALANCE                            FOREIGN               BALANCE
                                 AT                            CURRENCY                 AT
                          BEGINNING                          TRANSLATION              END OF
CLASSIFICATION            OF PERIOD DEPRECIATION RETIREMENTS ADJUSTMENT   OTHER       PERIOD
- -----------------------------------------------------------------------------------------------
Specialty Chemicals and
  Materials.............. $436,819    $72,262    $(6,070)    $20,235      $17,640(b)  $540,886
Energy...................   27,490      2,718                                          30,208
General corporate........    2,098        199     (1,951)                                 346
                          --------    -------    --------    -------      -------     --------
          Total.......... $466,407    $75,179    $(8,021)    $20,235      $17,640     $571,440
                          ========    =======    =======     =======      =======     ========

- ---------------
(a) Consolidation of Indonesia subsidiary, which was accounted for on an equity basis in 1993.
(b) Consolidation of Brazil subsidiary, which was accounted for on an equity basis in 1991.

                         CABOT CORPORATION CONSOLIDATED
- --------------------------------------------------------------------------------


                                  SCHEDULE IX

                             SHORT-TERM BORROWINGS

                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 1994
           COLUMN A               COLUMN B    COLUMN C    COLUMN D      COLUMN E     COLUMN F
- ---------------------------------------------------------------------------------------------

                                                                                     WEIGHTED
                                                           MAXIMUM       AVERAGE     AVERAGE
                                              WEIGHTED     AMOUNT        AMOUNT      INTEREST
                                  BALANCE     AVERAGE    OUTSTANDING   OUTSTANDING     RATE
     CATEGORY OF AGGREGATE         AT END     INTEREST     DURING        DURING       DURING
     SHORT-TERM BORROWINGS        OF YEAR       RATE      THE YEAR      THE YEAR     THE YEAR
- ---------------------------------------------------------------------------------------------
1994
     Banks and financial
       institutions............  $26,480,000      8%     $66,588,000   $33,170,000       7%
1993
     Banks and financial
       institutions............   $1,501,000      8%     $85,619,000   $53,520,000       5%
1992
     Banks and financial
       institutions............  $74,500,000      4%    $222,976,000  $175,384,000       6%
- ---------------------------------------------------------------------------------------------


     The short-term borrowings consist primarily of notes payable to and overdraft facilities with banks and other financial institutions incurred in the ordinary course of business. Borrowings are arranged on an as-needed basis at various terms and at the best available rates.

     The maximum and average amounts outstanding during the year were based on month-end outstanding balances and were representative of the year. The weighted average interest rate during the year is computed based on the average of rates applicable to individual short-term borrowings during the year.

                         CABOT CORPORATION CONSOLIDATED
- --------------------------------------------------------------------------------


                                   SCHEDULE X

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 1994
                               (DOLLARS IN 000'S)
                                                                  CHARGED TO COSTS AND EXPENSES
- -----------------------------------------------------------------------------------------------
COLUMN A                                                                  COLUMN B
- -----------------------------------------------------------------------------------------------
ITEM                                                           1994          1993          1992
- -----------------------------------------------------------------------------------------------

Maintenance and repairs.................................    $56,059       $60,866       $65,484
Amortization of intangible assets.......................       *             *             *
Taxes, other than payroll and income taxes..............     22,397        18,263        19,849
Royalties...............................................       *             *             *
Advertising costs.......................................       *             *             *
- -----------------------------------------------------------------------------------------------


* Less than 1% of total sales and operating revenues.

                         CABOT CORPORATION CONSOLIDATED
- --------------------------------------------------------------------------------

                                 SCHEDULE XIII

                               OTHER INVESTMENTS

                               SEPTEMBER 30, 1994

               COLUMN A                 COLUMN B       COLUMN C         COLUMN D         COLUMN E
- ---------------------------------------------------------------------------------------------------
                                                                                          AMOUNT
                                                                      MARKET VALUE       CARRIED
                                                                      OF ISSUE AT         IN THE
          NAME OF ISSUER AND            NUMBER OF       COST OF        SEPTEMBER         BALANCE
            TITLE OF ISSUE               SHARES          ISSUE          30, 1994          SHEET
- ---------------------------------------------------------------------------------------------------
K N Energy, Inc.*
  Common Stock........................  4,197,954     $66,554,000     $109,693,000     $109,693,000
- ---------------------------------------------------------------------------------------------------


* Excludes warrants to purchase 642,232 shares of common stock of K N Energy, Inc. ("KNE stock") at an exercise price of $17.55 per share, which warrants expire in 1999 and the fair value of which is not readily determinable because of certain restrictions on the transferability of such warrants and KNE stock.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

- --------------------------------------------------------------------------------

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994            COMMISSION FILE
NUMBER 1-5667

- --------------------------------------------------------------------------------


CABOT CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)


                                    EXHIBITS

- --------------------------------------------------------------------------------

EXHIBIT INDEX



EXHIBIT
NUMBER           DESCRIPTION                                         PAGE NUMBER
- --------------------------------------------------------------------------------
10(e)(i)*   --   Supplemental Cash Balance Plan.

10(e)(ii)*  --   Supplemental Employee Stock Ownership Plan.

10(e)(iii)* --   Supplemental Retirement Incentive Savings Plan.

10(j)       --   Agreement for the Sale and Purchase of Liquefied Natural Gas and Transportation Agreement, dated April 13, 1976, between Sonatrach and Distrigas Corporation, and Amendment No. 3 to said Agreement, dated February 21, 1988.

10(o)(iv)   --   KNE By-law provision.

10(o)(v)    --   Request of Cabot for No Action Letter from staff of Securities and Exchange Commission, dated June 28, 1994, and reply, dated July 6, 1994.

10(o)(vi)   --   Application of Cabot for Declaration of Non-holding Company Status Pursuant to Section 2(a)(7) of the Public
                 Utility Holding Company Act of 1935, dated July 13, 1994.

11          --   Statement Re Computation of Per Share Earnings.

12          --   Statement Re Computation of Ratio of Earnings to Fixed Charges.

13          --   Pages 17 through 40 of the 1994 Annual Report to Stockholders of Cabot Corporation.

21          --   List of Significant Subsidiaries.

24(a)       --   Power of attorney for signing of this Annual Report on Form 10-K, dated November 11, 1994.

24(b)       --   Certified copy of vote of Cabot's Board of Directors of October 14, 1994, authorizing the execution and filing of this Annual Report on Form 10-K.

27          --   Financial Data Schedule.

- --------
* Management contract or compensatory plan or arrangement.