Form 10-Q
period 1994-12-31
CABOT CORP
filed 1995-02-13
CIK 16040

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

                         For the quarterly period ended

                               DECEMBER 31, 1994

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

              YES            X                NO
                 -------------------------      --------------------
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      AS OF DECEMBER 31, 1994, THE COMPANY HAD 38,076,856 SHARES OF COMMON
                  STOCK, PAR VALUE $1 PER SHARE, OUTSTANDING.

                               CABOT CORPORATION

                                    INDEX


Part I.  Financial Information                                                            Page No.
                                                                                          --------
         Item 1.   Financial Statements

                   Consolidated Statements of Income
                       Three Months Ended December 31, 1994 and 1993                         3

                   Consolidated Balance Sheets
                       December 31, 1994 and September 30, 1994                              4

                   Consolidated Statements of Cash Flows
                       Three Months Ended December 31, 1994 and 1993                         6

                   Notes to Consolidated Financial Statements                                7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                       9


Part II.  Other Information

         Item 1.   Legal Proceedings                                                        12

         Item 6.   Exhibits and Reports on Form 8-K                                         12

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               CABOT CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                 Three Months Ended December 31, 1994 and 1993

                (Dollars in thousands, except per share amounts)

                                   UNAUDITED

                                                                             1994                1993
                                                                             ----                ----
Revenues:
    Net sales and other operating revenues                                  $427,960             $398,475
    Interest and dividend income                                               2,535                  978
                                                                             -------              -------
         Total revenues                                                      430,495              399,453

Costs and expenses:
    Cost of sales                                                            296,829              296,750
    Selling and administrative expenses                                       55,568               52,329
    Research and technical service                                            12,839               11,721
    Interest expense                                                          10,036               10,259
    Other (income) expense, net                                                4,166                2,359
                                                                             -------              -------
         Total costs and expenses                                            379,438              373,418
                                                                             -------              -------

Income before income taxes                                                    51,057               26,035
Provision for income taxes                                                   (18,832)             (10,414)
Equity in net income of affiliated companies                                   1,683                  337
                                                                             -------              -------

Net income                                                                    33,908               15,958
                                                                             -------              -------

Dividends on preferred stock, net of tax
    benefit of $479 and $484, respectively                                      (890)                (899)
                                                                             -------              -------

Income applicable to primary common shares                                  $ 33,018             $ 15,059
                                                                            ========             ========


Weighted average common shares outstanding (000):
    Primary                                                                   38,619               38,158
    Fully diluted (Note A)                                                    41,740               41,282

Income per common share:

    Primary                                                                 $   0.85             $   0.39
    Fully diluted (Note A)                                                  $   0.80             $   0.37

Dividends per common share                                                  $   0.14             $   0.13
                                                                            ========             ========

The accompanying notes are an integral part of these financial statements.

                              CABOT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    December 31, 1994 and September 30, 1994

                             (Dollars in thousands)

                                     ASSETS

                                                                            December 31           September 30
                                                                               1994                   1994
                                                                            (Unaudited)
                                                                            ----------             ----------
Current assets:
    Cash and cash equivalents                                               $   29,522             $   80,917
    Accounts and notes receivable
         (net of reserve for doubtful
          accounts of $7,955 and $7,697)                                       285,569                272,787

    Inventories:
         Raw materials                                                          58,362                 52,564
         Work in process                                                        33,821                 33,139
         Finished goods                                                        115,014                 94,363
         Other                                                                  36,854                 36,816
                                                                            ----------             ----------
             Total inventories                                                 244,051                216,882

    Prepaid expenses                                                            13,547                 13,293
    Deferred income taxes                                                       22,040                 22,509
                                                                            ----------             ----------

Total current assets                                                           594,729                606,388
                                                                            ----------             ----------

Investments:
    Equity                                                                      85,735                 86,164
    Other                                                                      105,155                115,768
                                                                            ----------             ----------
         Total investments                                                     190,890                201,932
                                                                            ----------             ----------

Property, plant and equipment:
    At cost                                                                  1,399,601              1,381,576
    Accumulated depreciation and amortization                                  705,341                687,068
                                                                            -----------            ----------
         Net property, plant and equipment                                     694,260                694,508

Other assets:
    Intangible assets, net of amortization                                      72,128                 74,089
    Deferred income taxes                                                        6,581                  6,722
    Other assets                                                                33,909                 33,117
                                                                            ----------             ----------
         Total other assets                                                    112,618                113,928
                                                                            ----------             ----------

Total assets                                                                $1,592,497             $1,616,756
                                                                            ==========             ==========

The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    December 31, 1994 and September 30, 1994

                             (Dollars in thousands)

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                               December 31          September 30
                                                                                  1994                  1994
                                                                               (Unaudited)
                                                                               ----------           ----------
Current liabilities:
    Notes payable to banks                                                     $  145,526           $   26,480
    Current portion of long-term debt                                              15,238              159,724
    Accounts payable and accrued liabilities                                      261,295              281,342
    U.S. and foreign income taxes payable                                          11,133                3,626
    Deferred income taxes                                                           3,860                3,943
                                                                                ---------           ----------
         Total current liabilities                                                437,052              475,115

Long-term debt                                                                    301,753              307,828
Deferred income taxes                                                             121,694              124,286
Other liabilities                                                                 147,985              147,038

Commitments and contingencies (Note B)

Stockholders' Equity:  (Note C)

Preferred stock:
    Authorized:  2,000,000 shares of $1 par value

    Series A Junior Participating Preferred Stock
         Issued and outstanding:  none

    Series B ESOP Convertible Preferred Stock 7.75% Cumulative
         Issued:  75,336 shares (aggregate redemption value
           $73,198 and $73,577)                                                    75,336               75,336

Less cost of shares of preferred treasury stock                                    (4,205)              (4,003)

Common stock:
    Authorized:  80,000,000 shares of $1 par value
    Issued:  67,774,968 shares                                                     67,775               67,775

Additional paid-in capital                                                          6,195                3,783

Retained earnings                                                                 944,639              916,942

Less cost of common treasury stock
    (including unearned amounts of $6,484 and $7,884)                            (473,876)            (475,055)

Deferred employee benefits                                                        (67,040)             (67,403)

Unrealized gain on marketable securities                                           22,393               28,787

Foreign currency translation adjustments                                           12,796               16,327
                                                                               ----------           ----------

Total stockholders' equity                                                        584,013              562,489
                                                                               ----------           ----------

Total liabilities and stockholders' equity                                     $1,592,497           $1,616,756
                                                                               ==========           ==========

The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months Ended December 31, 1994 and 1993

                             (Dollars in thousands)

                                                              UNAUDITED
                                                                                      1994                 1993
                                                                                      ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                           $ 33,908            $ 15,958
Adjustments to reconcile net income to cash
   provided by operating activities:
    Depreciation and amortization                                                      23,417              21,004
    Deferred tax provision                                                              1,579               4,934
    Equity in net income of affiliated companies,
         net of dividends received                                                       (423)              1,891
    Other, net                                                                          1,585                 734

Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                                        (13,825)              9,515
    Increase in inventory                                                             (27,437)            (16,881)
    Decrease in accounts payable and accruals                                         (17,689)            (58,716)
    Increase in prepayments and intangible assets                                      (1,235)             (3,209)
    Other, net                                                                          9,692             (10,033)
                                                                                     ---------           --------

Cash provided (used) by operating activities                                            9,572             (34,803)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment                                            (24,288)            (13,183)
Investments                                                                               (20)                 -
Sales of investments and property, plant and equipment                                     33                  29
                                                                                     ---------           ---------

Cash used by investing activities                                                     (24,275)            (13,154)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of long-term debt                                                         (151,411)            (20,468)
Net increase in short-term debt                                                       119,046              65,322
Sales of treasury stock, net                                                            1,989               2,130
Cash dividends paid to stockholders                                                    (6,211)             (5,775)
                                                                                      --------           ---------

Cash (used) provided by financing activities                                          (36,587)             41,209

Effect of exchange rate changes on cash                                                  (105)               (200)
                                                                                      --------           ---------

Decrease in cash and cash equivalents                                                 (51,395)             (6,948)

Cash and cash equivalents at beginning of period                                       80,917              40,267
                                                                                     --------            --------

Cash and cash equivalents at end of period                                           $ 29,522            $ 33,319
                                                                                     ========            ========

The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1994


A.       SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The consolidated financial statements include the accounts of Cabot Corporation and majority-owned and controlled domestic and foreign subsidiaries. Investments in majority-owned affiliates where control does not exist and investments in 20 percent to 50 percent-owned affiliates are accounted for on the equity method. Intercompany transactions have been eliminated.

         The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company's Form 10-K for the year ended September 30, 1994.

         The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 1994 and 1993. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

         On August 17, 1994, a two-for-one stock split in the form of a stock dividend was effected. Common share and per share amounts from the first quarter of fiscal 1994 have been restated to reflect the split.

         Earnings Per Share

         The computation of fully diluted earnings per share considers the conversion of the Company's Series B ESOP Convertible Preferred Stock held by the Company's Employee Stock Ownership Plan, and also includes the potentially dilutive effects of the Company's Equity Incentive Plan.

         Reclassification

         Certain amounts in fiscal 1994 have been reclassified to conform to the fiscal 1995 presentation.

B.       CONTINGENCIES

         The Company has various lawsuits, claims and contingent liabilities. In the opinion of the Company, although final disposition of all of its suits and claims may impact the Company's financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on the Company's financial position.

                               CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1994
                                   UNAUDITED

C.       STOCKHOLDERS' EQUITY
         The following table summarizes the changes in stockholders' equity for the three months ended December 31, 1994.
                                                           (Dollars in thousands)

                                   Preferred Stock                         Common Stock
                                   --------------      Preferred           --------------         Additional
                                   Shares              Treasury Stock      Shares                 Paid-In        Retained
                                   Issued   Value      Shares   Cost       Issued      Value      Capital        Earnings
                                   ------  -------     -----  -------      ----------  -------    ------         --------
Balance at September 30, 1994      75,336  $75,336     4,504  $(4,003)     67,774,968  $67,775    $3,783         $916,942

Net income                                                                                                         33,908

Common stock dividends paid                                                                                        (5,321)

Issuance of treasury stock
     under employee compen-
     sation plans                                                                                      6

Purchase of treasury stock -
     common

Purchase of treasury stock -
     preferred                                           165     (202)

Sale of treasury stock to
     Cabot Retirement
     Incentive Savings Plan                                                                        2,406

Preferred stock dividends
     paid to Employee Stock
     Ownership Plan, net of
     tax                                                                                                             (890)

Principal payment by Employee
     Stock Ownership Plan
     under guaranteed loan

Amortization of unearned
     compensation

Unrealized gain/(loss), net
     of deferred tax

Foreign currency translation
     adjustments
                                   ------  -------     -----  -------      ----------  -------    ------         --------
Balance at December 31, 1994       75,336  $75,336     4,669  $(4,205)     67,774,968  $67,775    $6,195         $944,639
                                   ======  =======     =====  =======      ==========  =======    ======         ========

                                   Common                                              Unrealized    Foreign        Total
                                   Treasury Stock                          Deferred    Gain/(Loss)   Currency       Stock-
                                   --------------           Unearned       Employee    Marketable    Translation    holders'
                                   Shares         Cost      Compensation   Benefits    Securities    Adjustments    Equity
                                   ----------  ----------   -------------  ---------   ----------    -----------    --------
Balance at September 30, 1994      29,783,722  $(467,171)   $(7,884)       $(67,403)   $28,787       $16,327        $562,489

Net Income                                                                                                            33,908

Common Stock dividends paid                                                                                           (5,321)

Issuance of treasury stock
    under employee compen-
    sation plans                      (13,874)       219                                                                 225

Purchase of treasury stock-
     common                           147,200     (3,894)                                                             (3,894)

Purchase of treasury stock-
     preferred                                                                                                          (202)

Sale of treasury stock to
     Cabot Retirement
     Incentive Savings Plan          (218,936)     3,454                                                               5,860

Preferred stock dividends
     paid to Employee Stock
     Ownership Plan net of
     tax                                                                                                                (890)

Principal payment by Employee
     Stock Ownership under
     guaranteed loan                                                            363                                      363

Amortization of unearned
     compensation                                             1,400                                                    1,400

Unrealized gain/(loss), net of
     deferred tax                                                                       (6,394)                       (6,394)

Foreign currency translation
     adjustments                                                                                      (3,531)         (3,531)
                                   ----------  ---------    -------        --------    -------       -------        --------
Balance at December 31, 1994       29,698,112  $(467,392)   $(6,484)       $(67,040)   $22,393       $12,796        $584,013
                                   ==========  =========    =======        ========    =======       =======        ========

                              CABOT CORPORATION

ITEM 2.             Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


I. RESULTS OF OPERATIONS

Sales and operating profit by industry segment are shown in the accompanying table on page 11.

Three Months Ended December 31, 1994 versus
Three Months Ended December 31, 1993

Net income for the first quarter of fiscal year 1995 was $33.9 million ($0.85 per primary common share), compared with net income of $16.0 million ($0.39 per primary common share) in the same quarter a year ago. Net sales and other operating revenues increased 7.4% to $428.0 million from $398.5 million. Total operating profit improved 60% to $66.7 million from $41.6 million, reflecting gains in both the Specialty Chemicals and Materials, and Energy Groups.

In the Specialty Chemicals and Materials Group, sales increased 25.7% to $349.8 million from $278.2 million last year. Operating profit improved 67.8% to
$60.4 million from $36.0 million last year.   The strong quarterly results can
be primarily attributed to a 16% overall volume improvement across all regions and businesses. The most significant volume gains were seen in the Specialty Chemicals and Materials Group's European businesses. In addition, the Group benefited from higher margins in the quarter due to improved pricing and higher capacity utilization.

In the Energy Group, sales dropped 35% from $120.3 million to $78.2 million.
As expected, in the Company's LNG business, supplies have been significantly reduced due to the refurbishment of the liquefaction facilities of the Company's Algerian supplier. In addition, an unseasonably warm winter in the
Northeastern United States has also reduced demand.   Operating profit for the
Group increased 12.5% to $6.3 million from $5.6 million in last year's first quarter. This increase is primarily a result of the pricing structure used by the Company's LNG business which includes revenues that are fixed and
independent of volumes sold.   LNG supply curtailments are expected to
continue. The Company expects the reduced supply to negatively impact the Energy Group's performance in the usually strong second quarter, and for the fiscal year. The extent of the impact will depend on the number and timing of LNG shipments received, weather patterns and other factors. Other gas supply opportunities continue to be explored. The Company also cannot predict, at this time, what, if any, impact the political instability in Algeria may have on the deliveries of LNG to Cabot from its supplier.

Interest expense of $10.0 million remained relatively flat with last year's $10.3 million. The Company expects to have lower interest expense during the remainder of the year due to lower total debt and the replacement of $115 million of the fixed-rate high coupon debt, which matured in December 1994, with short-term floating-rate debt currently at lower interest rates.

The Company's effective tax rate was reduced to 37% due primarily to the reduction of trapped foreign losses and research and development tax credits.

During the quarter, the Company's operating performance benefited from favorable currency translations, mostly a result of the relative strength of European currencies. The recent devaluation of the Mexican Peso has not had a material impact on the Company's results. At this time, the Company does not believe that further economic difficulties in Mexico are likely to have a material adverse impact on the Company's results.

The Company continues actively to consider various transaction opportunities which would result in Cabot Safety Corporation, a wholly-owned subsidiary, being deconsolidated.

                               CABOT CORPORATION

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


II. CASH FLOWS AND LIQUIDITY

During the quarter, the Company's operations provided $9.6 million of cash as a result of the higher income generated in the quarter, partially offset by the continued rebuilding of inventories, particularly by the Company's TUCO business, a decrease in accounts payable, and an increase in accounts receivable as a result of the increased sales in the quarter.

The Company decreased its borrowings by $32.4 million during the quarter and refinanced $115.0 million of the 9.875% coupon debt at more favorable short-term floating rates.

The Company expects capital expenditures, which were $24.3 million in the quarter, to continue at a similar or slightly higher rate for the remainder of the fiscal year.

During the quarter, the Company purchased approximately 147,000 shares of its common stock in the open market to replace, in part, shares issued for employee incentive programs. The Company intends to purchase additional shares from time to time based on market conditions.

Management expects cash from operations and present financing arrangements, including the Company's unused line of credit of $250 million, to be sufficient to meet the Company's cash requirements for the foreseeable future.

                               CABOT CORPORATION

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                                  UNAUDITED

                                                                                         Three Months Ended
                                                                                         ------------------
                                                                                       12/31/94      12/31/93
                                                                                       ---------     ---------

                                                                                          Dollars in millions,
                                                                                       except per share amounts
                                                                                       ------------------------
Industry Segment Data
- ---------------------

Sales:
Specialty Chemicals and Materials                                                         $349.8      $278.2
Energy                                                                                      78.2       120.3
                                                                                          ------      ------
     Net Sales                                                                            $428.0      $398.5
                                                                                          ======      ======

Operating Profit:
Specialty Chemicals and Materials                                                         $ 60.4      $ 36.0
Energy                                                                                       6.3         5.6
                                                                                          ------      ------
     Total operating profit                                                                 66.7        41.6
Interest expense                                                                           (10.0)      (10.3)
General corporate expense                                                                   (5.7)       (5.3)
                                                                                          -------     ------

Income before income taxes                                                                  51.0        26.0
Provision for income taxes                                                                 (18.8)      (10.4)
Equity in net income of affiliated companies                                                 1.7         0.4
                                                                                          ------      ------

Net income                                                                                  33.9        16.0

Dividends on preferred stock                                                                (0.9)       (0.9)
                                                                                          -------     ------

Income applicable to primary common shares                                                $ 33.0      $ 15.1
                                                                                          =======     ======

Income per common share:

     Primary                                                                              $  0.85     $  0.39
     Fully Diluted                                                                        $  0.80     $  0.37


                          Part II.  Other Information


Item 1. Legal Proceedings
- -------------------------

        On December 14, 1994, the U.S. Environmental Protection Agency ("EPA") issued a Unilateral Administrative Order to the Company and 11 other respondents pursuant to section 106 of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 with respect to the Revere Chemical Site (a/k/a Echo Site) in Nockamixon Township, Bucks County, Pennsylvania (the "Site"). The Order requires the respondents to design and implement several remedial measures at the Site, estimated to cost approximately $15 million. Cabot's portion of that cost, if any, has not yet been determined. Cabot has responded to the EPA's Order by indicating that it should not have been named as a respondent and by raising several objections to the Order.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

        (a)      Exhibits
                 --------

                The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K.

                 Exhibit
                 Number                 Description
                 ------                 -----------

                 11                     Statement Regarding Computation of
                                        Per Share Earnings, filed herewith.

                 12                     Statement Regarding Computation of
                                        Ratio of Earnings to Fixed Charges,
                                        filed herewith.

                 27                     Financial Data Schedule, filed
                                        herewith. (Not included with printed
                                        copy of the Form 10-Q).


        (b)      Reports on Form 8-K
                 -------------------

                 No report on Form 8-K was filed by the Company during the three months ended December 31, 1994.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CABOT CORPORATION




Date:  February 10, 1995                /s/ John G.L. Cabot
                                        -----------------------------------
                                        John G.L. Cabot.
                                        Vice Chairman and Chief Financial
                                        Officer


Date:  February 10, 1995                /s/ William R. Thompson
                                        -----------------------------------
                                        William R. Thompson
                                        Vice President and Controller
                                        (Chief Accounting Officer)