Form 10-Q
period 1995-03-31
CABOT CORP
filed 1995-05-15
CIK 16040

                                  FORM 10-Q
                            _____________________

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            _____________________


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended

                              MARCH 31, 1995

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

                                YES   X     NO
                                   ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      AS OF MARCH 31, 1995, THE COMPANY HAD 38,138,589 SHARES OF COMMON
                 STOCK, PAR VALUE $1 PER SHARE, OUTSTANDING.

                              CABOT CORPORATION

                                    INDEX


Part I.  Financial Information                                        Page No.
                                                                      --------
         Item 1.  Financial Statements

                  Consolidated Statements of Income
                    Three Months Ended March 31, 1995 and 1994           3

                  Consolidated Statements of Income
                    Six Months Ended March 31, 1995 and 1994             4

                  Consolidated Balance Sheets
                    March 31, 1995 and September 30, 1994                5

                  Consolidated Statements of Cash Flows
                    Six Months Ended March 31, 1995 and 1994             7

                  Notes to Consolidated Financial Statements             8

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   10

Part II.  Other Information

        Item 1.   Legal Proceedings                                     13

        Item 4.   Submission of Matters to a Vote of Security Holders   13

        Item 6.   Exhibits and Reports on Form 8-K                      14



                        Part I.  Financial Information

Item 1.   Financial Statements
- -------

                               CABOT CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                  Three Months Ended March 31, 1995 and 1994

               (Dollars in thousands, except per share amounts)

                                   UNAUDITED
                                                      1995           1994
                                                      ----           ----
Revenues:
     Net sales and other operating revenues         $481,340       $434,860
     Interest and dividend income                      1,906          1,056
                                                    --------       --------
          Total revenues                             483,246        435,916
                                                    --------       --------
Costs and expenses:
     Cost of sales                                   329,421        319,321
     Selling and administrative expenses              62,460         53,655
     Research and technical service                   13,664         12,186
     Interest expense                                  8,872         10,305
     Other (income) expense, net                       3,826          5,472
                                                    --------       --------
          Total costs and expenses                   418,243        400,939
                                                    --------       --------

Income before income taxes                            65,003         34,977
Provision for income taxes                           (23,939)       (12,771)
Equity in net income of affilated companies            5,316            142
                                                    --------       --------

Net income                                            46,380         22,348

Dividends on preferred stock, net of tax
     benefit of $478 and $483, respectively             (889)          (897)
                                                    --------       --------

Income applicable to primary common shares          $ 45,491       $ 21,451
                                                    ========       ========

Weighted average common shares outstanding (000):
     Primary                                          38,865         38,178
     Fully diluted (Note A)                           42,013         41,304

Income per common share:

     Primary                                        $   1.17       $   0.56
                                                    ========       ========
     Fully diluted (Note A)                         $   1.09       $   0.53
                                                    ========       ========


Dividends per common share                          $   0.14       $   0.13
                                                    ========       ========




The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                   Six Months Ended March 31, 1995 and 1994

               (Dollars in thousands, except per share amounts)

                                   UNAUDITED
                                                      1995         1994
                                                      ----         ----
Revenues:
     Net sales and other operating revenues         $909,299     $833,335
     Interest and dividend income                      4,441        2,034
                                                    --------     --------
          Total revenues                             913,740      835,369
                                                    --------     --------

Costs and expenses:
     Cost of sales                                   626,250      616,072
     Selling and administrative expenses             118,028      105,984
     Research and technical service                   26,503       23,907
     Interest expense                                 18,908       20,564
     Other (income) expense, net                       7,991        7,831
                                                    --------     --------
          Total costs and expenses                   797,680      774,358
                                                    --------     --------

Income before income taxes                           116,060       61,011
Provision for income taxes                           (42,771)     (23,184)
Equity in net income of affilated companies            6,998          479
                                                    --------     --------

Net income                                            80,287       38,306

Dividends on preferred stock, net of tax
     benefit of $958 and $967, respectively           (1,778)      (1,796)
                                                    --------     --------

Income applicable to primary common shares          $ 78,509     $ 36,510
                                                    ========     ========

Weighted average common shares outstanding (000):
     Primary                                          38,740       38,168
     Fully diluted (Note A)                           41,955       41,282

Income per common share:

     Primary                                        $   2.03     $   0.96
                                                    ========     ========
     Fully diluted (Note A)                         $   1.89     $   0.90
                                                    ========     ========


Dividends per common share                          $   0.28     $   0.26
                                                    ========     ========


The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     March 31, 1995 and September 30, 1994

                            (Dollars in thousands)

                                    ASSETS

                                                    March 31     September 30
                                                     1995            1994
                                                  (Unaudited)
                                                  -----------     ----------
Current assets:
     Cash and cash equivalents                     $   34,069     $   80,917
     Accounts and notes receivable
          (net of reserve for doubtful
           accounts of $8,459 and $7,697)             327,451        272,787

     Inventories:
          Raw materials                                66,729         52,564
          Work in process                              37,902         33,139
          Finished goods                              117,593         94,363
          Other                                        37,527         36,816
                                                   ----------     ----------
               Total inventories                      259,751        216,882

     Prepaid expenses                                  11,832         13,293
     Deferred income taxes                             22,512         22,509
                                                   ----------     ----------

Total current assets                                  655,615        606,388
                                                   ----------     ----------

Investments:
     Equity                                            88,902         86,164
     Other                                            105,537        115,768
                                                   ----------     ----------
          Total investments                           194,439        201,932
                                                   ----------     ----------

Property, plant and equipment:
     At cost                                        1,474,988      1,381,576
     Accumulated depreciation and amortization       (749,177)      (687,068)
                                                   ----------     ----------
          Net property, plant and equipment           725,811        694,508
                                                   ----------     ----------

Other assets:
     Intangible assets, net of amortization            70,792         74,089
     Deferred income taxes                              6,723          6,722
     Other assets                                      35,604         33,117
                                                   ----------     ----------
          Total other assets                          113,119        113,928
                                                   ----------     ----------

Total assets                                       $1,688,984     $1,616,756
                                                   ==========     ==========




The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     March 31, 1995 and September 30, 1994

                            (Dollars in thousands)

                      LIABILITIES & STOCKHOLDERS' EQUITY

                                                                      March 31     September 30
                                                                        1995          1994
                                                                     (Unaudited)
                                                                     -----------   ------------
Current liabilities:
     Notes payable to banks                                          $  148,425    $   26,480
     Current portion of long-term debt                                   14,747       159,724
     Accounts payable and accrued liabilities                           271,245       281,342
     U. S. and foreign income taxes payable                              20,519         3,626
     Deferred income taxes                                                3,944         3,943
                                                                     ----------    ----------
          Total current liabilities                                     458,880       475,115
                                                                     ----------    ----------

Long-term debt                                                          301,380       307,828
Deferred income taxes                                                   124,305       124,286
Other liabilities                                                       149,183       147,038

Commitments and contingencies (Note B)

Stockholders' Equity (Note C):

Preferred Stock:
     Authorized:  2,000,000 shares of $1 par value
     Series A Junior Participating Preferred Stock
          Issued and outstanding: None
     Series B ESOP Convertible Preferred Stock 7.75% Cumulative
          Issued:  75,336 shares (aggregate redemption
            value $72,757 and $73,577, respectively)                     75,336        75,336

Less cost of shares of preferred treasury stock                          (4,329)       (4,003)

Common stock:
     Authorized:  80,000,000 shares of $1 par value
     Issued:  67,774,968 shares                                          67,775        67,775

Additional paid-in capital                                                6,764         3,783

Retained earnings                                                       984,792       916,942

Less cost of common treasury stock
     (including unearned amounts of $4,853 and $7,884, respectively)   (471,537)     (475,055)

Deferred employee benefits                                              (66,670)      (67,403)

Unrealized gain on marketable securities                                 22,995        28,787

Foreign currency transalation adjustment                                 40,110        16,327
                                                                     ----------    ----------
Total stockholders' equity                                              655,236       562,489
                                                                     ----------    ----------
Total liabilities and stockholders' equity                           $1,688,984    $1,616,756
                                                                     ==========    ==========


The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six Months Ended March 31, 1995 and 1994

                            (Dollars in thousands)

                                   UNAUDITED

                                                                 1995      1994
                                                                 ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $  80,287   $ 38,306
Adjustments to reconcile net income to cash
   provided by operating activities:
      Depreciation and amortization                             47,067     42,141
      Deferred tax provision                                     2,180      7,369
      Equity in net income of affiliated companies,             (2,413)     2,689
         net of dividends received
      Other, net                                                 2,986      1,789

Changes in assets and liabilities:
      Increase in accounts receivable                          (46,368)   (20,504)
      Increase in inventory                                    (39,128)   (21,473)
      Decrease in accounts payable and accruals                (14,207)   (16,218)
      Increase in prepayments and intangible assets               (210)    (1,951)
      Other, net                                                19,243     (8,805)
                                                             ---------   --------
     Cash provided by operating activities                      49,437     23,343

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property, plant and equipment                  (56,906)   (28,759)
   Investments                                                     (20)      (284)
   Sales of property, plant and equipment                          176         77
                                                             ---------   --------
     Cash used by investing activities                         (56,750)   (28,966)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayments of long-term debt                               (153,656)   (38,446)
   Net increase in short-term debt                             121,957     48,168
   Sales of treasury stock, net                                  3,373      2,078
   Cash dividends paid to stockholders                         (12,437)   (11,556)
                                                             ---------   --------
     Cash (used) provided by financing activities              (40,763)       244

Effect of exchange rate changes on cash                          1,228        140
                                                             ---------   --------
Decrease in cash and cash equivalents                          (46,848)    (5,239)

Cash and cash equivalents at beginning of period                80,917     40,267
                                                             ---------   --------
Cash and cash equivalents at end of period                   $  34,069   $ 35,028
                                                             =========   ========


The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1995


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

     The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 1995 and 1994. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

     On August 17, 1994, a two-for-one stock split in the form of a stock dividend was effected. Common share and per share amounts in fiscal 1994 have been restated to reflect the split.

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

                               CABOT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                March 31, 1995
                                   UNAUDITED

C. STOCKHOLDERS' EQUITY
   The following table summarizes the changes in stockholders' equity for the six months ended March 31, 1995.

                (Dollars in thousands)
                                             Preferred Stock     Preferred            Common Stock
                                             ---------------     ---------            ------------
                                             Shares            Treasury Stock     Shares                Additional
                                             ------            --------------     ------                Paid-In Retained
                                             Issued    Value   Shares    Cost     Issued       Value    Capital  Earnings
                                             ------    -----   ------    ----     ------       -----    -------  --------
Balance at September 30, 1994                75,336   $75,336   4,504  $(4,003)   67,774,968  $67,775    $3,783  $916,942

Net income                                                                                                         80,287

Common stock dividends paid                                                                                       (10,659)

Issuance of treasury stock under
     employee compensation plans                                                                            233

Purchase of treasury stock - common

Purchase of treasury stock - preferred                            263     (326)

Sale of treasury stock to Cabot Retirement
     Incentive Savings Plan                                                                               2,748

Preferred stock dividends paid to Employee
     Stock Ownership Plan, net of tax                                                                              (1,778)

Principal payment by Employee Stock
     Ownership Plan under guaranteed loan

Amortization of unearned compensation

Unrealized gain/(loss), net of deferred tax

Foreign currency translation adjustment
                                             ----------------------------------------------------------------------------
Balance at March 31, 1995                    75,336   $75,336   4,767  $(4,329)   67,774,968  $67,775    $6,764  $984,792
                                             ============================================================================

                                                    Common                                 Unrealized    Foreign
                                                Treasury Stock                   Deferred  Gain/(Loss)  Currency      Total
                                                --------------       Unearned    Employee  Marketable  Translation Stockholders'
                                               Shares      Cost    Compensation  Benefits  Securities  Adjustments    Equity
                                               ------      ----    ------------  --------  ----------  -----------    ------
Balance at September 30, 1994                29,783,722 $(467,171)   $(7,884)    $(67,403)   $28,787     $16,327     $562,489

Net income                                                                                                             80,287

Common stock dividends paid                                                                                           (10,659)

Issuance of treasury stock under
     employee compensation plans                (53,005)      558        231                                            1,022

Purchase of treasury stock - common             147,200    (3,894)                                                     (3,894)

Purchase of treasury stock - preferred                                                                                   (326)

Sale of treasury stock to Cabot Retirement
     Incentive Savings Plan                    (241,538)    3,823                                                       6,571

Preferred stock dividends paid to Employee
     Stock Ownership Plan, net of tax                                                                                  (1,778)

Principal payment by Employee Stock
     Ownership Plan under guaranteed loan                                             733                                 733

Amortization of unearned compensation                                  2,800                                            2,800

Unrealized gain/(loss), net of deferred tax                                                   (5,792)                  (5,792)

Foreign currency translation adjustment                                                                   23,783       23,783
                                             ---------------------------------------------------------------------------------
Balance at March 31, 1995                    29,636,379 $(466,684)   $(4,853)    $(66,670)   $22,995     $40,110     $655,236
                                             =================================================================================

                               CABOT CORPORATION

Item 2.             Management's Discussion and Analysis of
- -------          Financial Condition and Results of Operations


I. RESULTS OF OPERATIONS

Sales and operating profit by industry segment are shown in the accompanying table on page 12.

Three Months Ended March 31, 1995 versus
Three Months Ended March 31, 1994

Net income for the second quarter of fiscal year 1995 was $46.4 million ($1.17 per primary common share), compared to $22.3 million ($0.56 per primary common share) in the same quarter a year ago. Net sales and other operating revenues increased 11% to $481.3 million from last year's $434.9 million. Operating profit increased 60% to a record $83.7 million from $52.4 million last year, reflecting the significant improvement in sales volumes and margins for the Specialty Chemicals and Materials Group, slightly dampened by a decline in the operating profit of the Energy Group. The Company also benefited from favorable currency translations due to the relative weakness of the dollar, especially versus European currencies.

In the Specialty Chemicals and Materials Group, sales grew 26% to
$384.5 million from $305.7 million and operating profit grew by $36.8 million to $77.1 million from $40.3 million. Volumes were up 14% for the Group overall with improvement in most businesses. The most significant volume gains were seen in the carbon black and fumed silica businesses. Double-digit volume growth was achieved in each of the four geographic regions in which those businesses operate. The Group also benefited from stronger margins than the year ago quarter mainly due to the high capacity utilization resulting from the sold out conditions in many of the specialty chemical businesses, partly offset by higher raw material costs. Equity in net income of affiliates increased to $5.3 million from $0.1 million last year mainly due to the contributions from the new carbon black plant in the Czech Republic, the absence of losses from the Company's Japanese affiliate, which was written off in 1994, and improvement in the Mexican affiliate's results.

In the Energy Group, sales declined 25% to $96.8 million from $129.2 million, and operating profit fell 45% to $6.6 million from $12.1 million. The Company's liquefied natural gas ("LNG") business continues to be negatively affected by reduced supplies of LNG caused by the refurbishment of the liquefaction facilities of the Company's Algerian supplier, although an unseasonably warm winter in the Northeastern United States has reduced the demand and price of gas. The LNG business reduced the impact of the supply curtailments with available domestic gas supply at competitive prices.

Six Months Ended March 31, 1995 versus
Six Months Ended March 31, 1994

For the six months ended March 31, 1995, net income was $80.3 million ($2.03 per primary common share) compared to $38.3 million ($0.96 per primary common share) in the same period a year ago. Net sales rose 9% to $909.3 million from $833.3 million last year.

In the Specialty Chemicals and Materials Group, sales rose 26% to $734.2 million from $583.9 million, and operating profit increased 81% to $137.6 million from $76.2 million. The improvement reflects revenue growth in each of the Specialty Chemicals businesses and in each of the geographic regions in which those businesses operate. Volumes were up in each of the Specialty Chemicals and Materials businesses. The most significant volume growth was achieved in carbon black and fumed silica with increases of 18% and 13%, respectively. Regionally, Europe showed the most significant volume growth with an increase of over 18%. Margins for the Group also improved due to better pricing and higher capacity utilization, more than offsetting increased raw material costs. The Group does not expect to continue to achieve such volume improvements from current levels, as capacity is tight in many businesses and regions. The Company has begun debottlenecking projects to increase capacity modestly in several businesses. In addition, the Company is exploring the possibility of adding new capacity in

                               CABOT CORPORATION

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)

regions where volumes and margins can be sustained throughout the economic cycle.

In the Energy Group, sales declined 30% to $175.1 million from $249.4 million, and operating profit fell 28% to $12.9 million from $17.8 million during the same period a year ago. As was true with the results in the second fiscal quarter, the declines are due to the performance of the Company's LNG business, where supplies of LNG have been reduced by the refurbishment of the liquefaction facilities of the Company's Algerian supplier. During the first six months of the fiscal year, the LNG business imported two cargoes versus thirteen cargoes the prior year. LNG supply curtailments are expected to continue through the 1995-1996 winter. The Company expects the reduced supply to negatively impact the Energy Group's performance for the remainder of the year and beyond. The extent of the impact will depend on the number and timing of LNG shipments received, weather patterns and other factors. The Company also cannot predict, at this time, what, if any, impact the political instability in Algeria may have on the deliveries of LNG to the Company from its supplier. The Company continues to explore other gas supply opportunities. The Company has recently reached an agreement in principle for the purchase of LNG from a proposed LNG plant in Trinidad, and intends to negotiate toward a definitive agreement. Gas from this project is not expected to be available until late 1998.

Interest expense declined 8% to $18.9 million from $20.6 million last year. The reduction is due to lower total debt than a year ago, and the results of refinancing long-term debt with short-term floating-rate debt currently at lower interest rates.

The Company's effective tax rate was reduced to 37% from 38% last year, primarily due to research and development tax credits and dividends received deductions. The Company expects to maintain this new rate for the near term.

The Company continues to actively consider various transaction opportunities which would result in Cabot Safety Corporation, a wholly-owned subsidiary, being deconsolidated. The Company expects to maintain a significant ownership position in the safety business after completion of such a transaction.

II. CASH FLOWS AND LIQUIDITY

During the first six months of the year, the Company's operations provided $49.4 million of cash compared to $23.3 million last year. The increase primarily reflects the significantly higher net income than the year ago period, partially offset by an increase in accounts receivable related to the increase in European sales, and a planned increase in inventories in the Company's coal handling and distribution, performance materials and plastics businesses. In addition, operating cash flow compares favorably to 1994 due to the timing of income tax payments.

Capital spending for the first six months of the fiscal year was $56.9 million. The Company expects capital spending for the remainder of fiscal 1995 to continue at a rate at least equal to that in the first half of the year. Over the next several years, the Company expects to have at least $60 million of capital expenditures associated with Clean Air Act compliance. In addition, over the next several years, as the remediation for various environmental sites is carried out, the Company expects to spend a significant portion of its $43 million reserve for costs associated with such remediation. Additions are made to the reserve based on the Company's continuing analysis of costs likely to be incurred at each site. These sites are primarily associated with divested businesses.

Cabot decreased its borrowings by $31.7 million during the first six months of the year. At March 31, 1995 there were no amounts borrowed under a $250 million line of credit available to the Company. The Company's ratio of total debt (including short term debt net of cash) to capital decreased to 39% from 42% at fiscal 1994 year-end.

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

                               CABOT CORPORATION

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)

                (Dollars in millions, except per share amounts)

                                   UNAUDITED
                                               Three Months Ended   Six Months Ended
                                               ------------------  ------------------
                                                3/31/95   3/31/94   3/31/95   3/31/94
                                                -------   -------   -------   -------
Industry Segment Data
- ---------------------

Sales:
Specialty Chemicals and Materials                $384.5    $305.7    $734.2    $583.9
Energy                                             96.8     129.2     175.1     249.4
                                                 ------    ------    ------    ------
     Net sales                                   $481.3    $434.9    $909.3    $833.3
                                                 ======    ======    ======    ======
Operating profit:
Specialty Chemicals and Materials                $ 77.1    $ 40.3    $137.6    $ 76.2
Energy                                              6.6      12.1      12.9      17.8
                                                 ------    ------    ------    ------
     Total operating profit                        83.7      52.4     150.5      94.0

Interest expense                                   (8.9)    (10.3)    (18.9)    (20.6)
General corporate expense                          (9.8)     (7.1)    (15.5)    (12.4)
                                                 ------    ------    ------    ------

Income before income taxes                         65.0      35.0     116.1      61.0
Provision for income taxes                        (23.9)    (12.8)    (42.8)    (23.2)
Equity in net income of affiliated companies        5.3       0.1       7.0       0.5
                                                 ------    ------    ------    ------
Net income                                         46.4      22.3      80.3      38.3

Dividends on preferred stock                       (0.9)     (0.9)     (1.8)     (1.8)
                                                 ------    ------    ------    ------

Income applicable to primary common shares       $ 45.5    $ 21.4    $ 78.5    $ 36.5
                                                 ======    ======    ======    ======
Income per common share:

     Primary                                     $ 1.17    $ 0.56    $ 2.03    $ 0.96
                                                 ======    ======    ======    ======
     Fully diluted                               $ 1.09    $ 0.53    $ 1.89    $ 0.90
                                                 ======    ======    ======    ======

                          Part II.  Other Information


Item 1.   Legal Proceedings
- ----------------------------

On March 6, 1995, Cabot Corporation was named as a defendant, along with several others, in a class action filed in the United States District Court for the Southern District of Ohio on behalf of a group of owners of properties in the vicinity of a former metals processing facility, located in Cambridge, Ohio (the "Cambridge facility"). A predecessor company to Cabot is alleged in the complaint to have sent certain radioactive materials to the Cambridge facility for processing during the 1960s. The plaintiffs allege that radioactive waste materials, resulting from that processing, were used many years later as fill for various construction projects at the plaintiffs' properties and that this fill is causing both personal injury and property damage. Relief sought includes damages against the defendants, jointly and severally, in excess of $500,000,000, other injunctive relief, and approximately $48,000,000 in punitive damages against Cabot. Cabot has moved to dismiss the complaint in its entirety.

Item 4.   Submission of Matters to a Vote of Security Holders
- --------------------------------------------------------------

The Annual Meeting of Stockholders of Cabot Corporation was held on February 10, 1995. An election of Directors was held at which Lydia W. Thomas was nominated and elected to the class of Directors whose terms expire in 1997 and Kennett F. Burnes, John G.L. Cabot, Robert P. Henderson, John F. O'Brien and Charles P. Siess, Jr. were nominated and elected to the class of Directors whose terms expire in 1998. The following votes were cast for or were withheld with respect to each of the nominees:

     Director                 In Favor Of           Withheld
     --------                 ----------            --------
     Lydia W. Thomas          38,069,498            241,851
     Kennett F. Burnes        38,030,585            280,764
     John G.L. Cabot          38,099,306            212,043
     Robert P. Henderson      38,164,573            146,776
     John F. O'Brien          38,165,651            145,698
     Charles P. Siess, Jr.    38,066,658            244,691

Other Directors whose terms of office as Directors continued after the meeting are:

     Director                 Term of Office Expires
     --------                 ----------------------
     Samuel W. Bodman              1996
     Jane C. Bradley               1996
     Robert A. Charpie             1997
     John D. Curtin, Jr.           1996
     Arnold S. Hiatt               1997
     Gerrit Jeelof                 1996
     John H. McArthur              1996
     David V. Ragone               1997
     Morris Tanenbaum              1997

Effective February 10, 1995, Damaris Ames resigned as a Director.

 Item 6.  Exhibits and Reports on Form 8-K
 -----------------------------------------

    (a)   Exhibits
          --------

          The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K

          Exhibit
          Number        Description
          -------       -----------

          11 Statements Regarding Computation of Per Share Earnings, filed herewith.

          12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges, filed herewith.

          27 Financial Data Schedule, filed herewith. (Not included with printed copy of the Form 10-Q.)


    (b)   Reports on Form 8-K
          -------------------

          No report on Form 8-K was filed by the Company during the three months ended March 31, 1995.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CABOT CORPORATION




Date: May 15, 1995                    /s/ John G.L. Cabot
                                      -------------------------------
                                      John G.L. Cabot
                                      Vice Chairman and Chief Financial Officer


Date: May 15, 1995                    /s/ Paul J. Gormisky
                                      -------------------------------
                                      Paul J. Gormisky
                                      Vice President and Controller
                                      (Chief Accounting Officer)