Form 10-Q
period 1995-06-30
CABOT CORP
filed 1995-08-14
CIK 16040

                                   FORM 10-Q

                               -----------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                 JUNE 30, 1995

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

                      Yes     X                No
                           -------                  -------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

        AS OF JUNE 30, 1995, THE COMPANY HAD 37,945,616 SHARES OF COMMON
                  STOCK, PAR VALUE $1 PER SHARE, OUTSTANDING.

                                         CABOT CORPORATION

                                               INDEX

   Part I.  Financial Information                                                            Page No.
                                                                                             --------
            Item 1.   Financial Statements

                      Consolidated Statements of Income
                          Three Months Ended June 30, 1995 and 1994                             3

                      Consolidated Statements of Income
                          Nine Months Ended June 30, 1995 and 1994                              4

                      Consolidated Balance Sheets
                          June 30, 1995 and September 30, 1994                                  5

                      Consolidated Statements of Cash Flows
                          Nine Months Ended June 30, 1995 and 1994                              7

                      Notes to Consolidated Financial Statements                                8

            Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                       10


   Part II.  Other Information

            Item 1.   Legal Proceedings                                                         14

            Item 6.   Exhibits and Reports on Form 8-K                                          14

                         Part I.  Financial Information

   Item 1.   Financial Statements

                               CABOT CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended June 30, 1995 and 1994

                (Dollars in thousands, except per share amounts)

                                   UNAUDITED

                                                               1995             1994
                                                               ----             ----
Revenues:
     Net sales and other operating revenues                  $494,817         $428,805
     Interest and dividend income                               2,182            1,248
                                                             --------         --------
          Total revenues                                      496,999          430,053
                                                             --------         --------

Costs and expenses:
     Cost of sales                                            336,139          312,277
     Selling and administrative expenses                       63,441           56,727
     Research and technical service                            15,180           11,620
     Interest expense                                           8,567           10,806
     Other charges, net                                         7,945            6,604
                                                             --------         --------
          Total costs and expenses                            431,272          398,034
                                                             --------         --------

Income before income taxes                                     65,727           32,019
Provision for income taxes                                    (24,358)         (12,167)
Equity in net income of affilated companies                     5,656            2,151
                                                             --------         --------

Net income                                                     47,025           22,003

Dividends on preferred stock, net of tax
     benefit of $477 and $482                                    (886)            (895)
                                                             --------         --------

Income applicable to primary common shares                   $ 46,139         $ 21,108
                                                             ========         ========


Weighted average common shares outstanding (000):
     Primary                                                   38,990           38,186
     Fully diluted (Note A)                                    42,188           41,296

Income per common share:

     Primary                                                 $   1.18         $   0.55
                                                             ========         ========
     Fully diluted (Note A)                                  $   1.10         $   0.52
                                                             ========         ========

Dividends per common share                                   $   0.14         $   0.13
                                                             ========         ========


   The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    Nine Months Ended June 30, 1995 and 1994

                (Dollars in thousands, except per share amounts)

                                   UNAUDITED

                                                              1995             1994
                                                              ----             ----
Revenues:
     Net sales and other operating revenues                $1,404,117       $1,262,140
     Interest and dividend income                               6,623            3,282
                                                           ----------       ----------
          Total revenues                                    1,410,740        1,265,422
                                                           ----------       ----------

Costs and expenses:
     Cost of sales                                            962,388          928,349
     Selling and administrative expenses                      181,469          162,711
     Research and technical service                            41,684           35,527
     Interest expense                                          27,475           31,370
     Other charges, net                                        15,938           14,435
                                                           ----------       ----------
          Total costs and expenses                          1,228,954        1,172,392
                                                           ----------       ----------

Income before income taxes                                    181,786           93,030
Provision for income taxes                                    (67,129)         (35,351)
Equity in net income of affilated companies                    12,655            2,630
                                                           ----------       ----------

Net income                                                    127,312           60,309

Dividends on preferred stock, net of tax
     benefit of $1,435 and $1,449                              (2,665)          (2,691)
                                                           ----------       ----------

Income applicable to primary common shares                 $  124,647       $   57,618
                                                           ==========       ==========

Weighted average common shares outstanding (000):
     Primary                                                   38,839           38,192
     Fully diluted (Note A)                                    42,155           41,300

Income per common share:

     Primary                                               $     3.21       $     1.51
                                                           ==========       ==========
     Fully diluted (Note A)                                $     2.98       $     1.41
                                                           ==========       ==========


Dividends per common share                                 $     0.42       $     0.39
                                                           ==========       ==========


   The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1995 and September 30, 1994

                             (Dollars in thousands)

                                     ASSETS

                                                            June 30       September 30
                                                             1995             1994
                                                          (Unaudited)
                                                          -----------     ------------
Current Assets:
     Cash and cash equivalents                             $   34,453       $   80,917
     Accounts and notes receivable
          (net of reserve for doubtful
           accounts of $9,231 and $7,697)                     339,597          272,787

     Inventories
          Raw Materials                                        72,353           52,564
          Work in process                                      40,180           33,139
          Finished goods                                      120,260           94,363
          Other                                                42,356           36,816
                                                           ----------       ----------
               Total inventories                              275,149          216,882

     Prepaid expenses                                           8,367           13,293
     Deferred income taxes                                     23,615           22,509
                                                           ----------       ----------

Total current assets                                          681,181          606,388
                                                           ----------       ----------

Investments:
     Equity                                                    92,825           86,164
     Other                                                    112,316          115,768
                                                           ----------       ----------
          Total investments                                   205,141          201,932
                                                           ----------       ----------

Property, plant and equipment                               1,502,538        1,381,576
Accumulated depreciation and amortization                    (770,637)        (687,068)
                                                           ----------       ----------
     Net property, plant and equipment                        731,901          694,508
                                                           ----------       ----------

Other assets:
     Intangible assets, net of amortization                    68,729           74,089
     Deferred income taxes                                      7,052            6,722
     Other assets                                              33,923           33,117
                                                           ----------       ----------
          Total other assets                                  109,704          113,928
                                                           ----------       ----------
Total assets                                               $1,727,927       $1,616,756
                                                           ==========       ==========


   The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1995 and September 30, 1994

                             (Dollars in thousands)

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                      June 30       September 30
                                                                       1995             1994
                                                                    (Unaudited)
                                                                    ----------      ------------
Current liabilities:
     Notes payable to banks                                         $  120,617       $   26,480
     Current portion of long-term debt                                  17,098          159,724
     Accounts payable and accrued liabilities                          281,184          281,342
     U. S. and foreign income taxes payable                             17,613            3,626
     Deferred income taxes                                               4,137            3,943
                                                                    ----------       ----------
          Total current liabilities                                    440,649          475,115
                                                                    ----------       ----------

Long-term debt                                                         313,903          307,828
Deferred income taxes                                                  130,392          124,286
Other liabilities                                                      146,646          147,038

Commitments and contingencies (Note B)

Stockholders' Equity (Note C):

Preferred Stock:
     Authorized:  2,000,000 shares of $1 par value

     Series A Junior Participating Preferred Stock
          Issued and outstanding: none

     Series B ESOP Convertible Preferred Stock 7.75% Cumulative
          Issued:  75,336 shares (aggregate redemption
          value of $72,576 and $73,577)                                 75,336           75,336

Less cost of shares of preferred treasury stock                         (4,616)          (4,003)

Common stock:
     Authorized:  80,000,000 shares of $1 par value
     Issued:  67,774,968 shares                                         67,775           67,775

Additional paid-in capital                                              15,602            3,783

Retained earnings                                                    1,025,598          916,942

Less cost of common treasury stock
     (including unearned amounts of $11,823 and $7,884)               (488,390)        (475,055)

Deferred employee benefits                                             (66,292)         (67,403)

Unrealized gain on marketable securities                                27,265           28,787

Foreign currency transalation adjustment                                44,059           16,327
                                                                    ----------       ----------

Total stockholders' equity                                             696,337          562,489
                                                                    ----------       ----------

Total liabilities and stockholders' equity                          $1,727,927       $1,616,756
                                                                    ==========       ==========


   The accompanying notes are an integral part of these financial statements.


                               CABOT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine Months Ended June 30, 1995 and 1994

                             (Dollars in thousands)

                                   UNAUDITED

                                                                             1995                  1994
                                                                             ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                  $127,312              $60,309
Adjustments to reconcile net income to cash
   provided by operating activities:
      Depreciation and amortization                                           71,686               63,949
      Deferred tax provision                                                   4,736                9,352
      Equity in net income of affiliated companies,
         net of dividends received                                            (4,245)               1,312
      Other, net                                                               4,779                3,099

Changes in assets and liabilities:
      Increase in accounts receivable                                        (58,343)             (20,886)
      Increase in inventory                                                  (53,297)             (17,765)
      Decrease in accounts payable and accruals                               (5,299)             (34,181)
      Increase in prepayments and intangible assets                            5,332                2,366
      Other, net                                                              14,490                1,208
                                                                            --------              -------

      Cash provided by operating activities                                  107,151               68,763

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property, plant and equipment                                (86,348)             (46,984)
   Investments                                                                   (20)                (284)
   Sales of property, plant and equipment                                        136                  545
                                                                            --------              -------
     Cash used by investing activities                                       (86,232)             (46,723)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from long-term debt                                               17,385                    0
   Repayments of long-term debt                                             (156,114)             (38,619)
   Net increase in short-term debt                                            94,133               31,622
   Net (purchases)/sales of treasury stock                                    (6,301)               2,365
   Cash dividends paid to stockholders                                       (18,656)             (17,344)
                                                                            --------              -------
     Cash used by financing activities                                       (69,553)             (21,976)

Effects of exchange rate changes on cash                                       2,170                1,025
                                                                            --------              -------

(Decrease)/increase in cash and cash equivalents                             (46,464)               1,089

Cash and cash equivalents at beginning of period                              80,917               40,267
                                                                            --------              -------

Cash and cash equivalents at end of period                                  $ 34,453              $41,356
                                                                            ========              =======

   The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995


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

            The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 1995 and 1994. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

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

   B.       COMMITMENTS AND CONTINGENCIES

            The Company has various lawsuits, claims and contingent liabilities. In the opinion of the Company, although final disposition of all of its suits and claims may impact the Company's financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on the Company's financial position.

            During the third quarter of fiscal 1995, the Company entered into long-term supply agreements of more than six years with certain North American tire customers. The contracts are designed to provide such customers with a secure carbon black supply and reduce the volatility in carbon black margins and the Company's earnings.

            In July of 1995, the Company agreed to participate as a 10% owner in a proposed liquefied natural gas plant in Trinidad, and to purchase 60 percent of the gas produced by the plant. Once the plant is operational, it is estimated that it will produce 3.3 trillion cubic feet of gas over a period of 20 years. All costs related to this project to date have been charged to expense as incurred. Gas from the project is not expected to be available until fiscal year 1999, at the earliest.

                                                         CABOT CORPORATION
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                                           June 30, 1995
                                                             UNAUDITED

C.    STOCKHOLDERS' EQUITY
      The following table summarizes the changes in stockholders' equity for the nine months ended June 30, 1995.

                             (Dollars in thousands)
                                            Preferred Stock        Preferred             Common Stock
                                            ---------------      Treasury Stock          ------------     Additional
                                           Shares                --------------      Shares                 Paid-In   Retained
                                           Issued     Value     Shares      Cost     Issued        Value    Capital   Earnings
                                           ------     -----     ------      ----     ------        -----    -------   --------
Balance at September 30, 1994              75,336    $75,336    4,504     $(4,003)   67,774,968   $67,775   $ 3,783   $  916,942

Net income                                                                                                               127,312

Common stock dividends paid                                                                                              (15,991)

Issuance of treasury stock under
     employee compensation plans                                                                              8,784

Purchase of treasury stock - common

Purchase of treasury stock - preferred                            438        (613)

Sale of treasury stock to Cabot Retirement
     Incentive Savings Plan                                                                                   3,035

Preferred stock dividends paid to Employee
     Stock Ownership Plan, net of tax                                                                                     (2,665)

Principal payment by Employee Stock
     Ownership Plan under guaranteed loan

Amortization of unearned compensation

Unrealized gain/(loss), net of deferred tax

Foreign currency translation adjustments

                                           ------    -------    -----     -------    ----------   -------   -------   ----------
Balance at June 30, 1995                   75,336    $75,336    4,942     $(4,616)   67,774,968   $67,775   $15,602   $1,025,598
                                           ======    =======    =====     =======    ==========   =======   =======   ==========

                                                     Common                                    Unrealized    Foreign
                                                  Treasury Stock                     Deferred  Gain/(Loss)   Currency      Total
                                                  --------------         Unearned    Employee  Marketable  Translation Stockholders'
                                               Shares         Cost     Compensation  Benefits  Securities   Adjustments   Equity
                                               ------         ----     ------------  --------  -----------  -----------   ------
Balance at September 30, 1994                 29,783,722   $(467,171)  $ (7,884)    $(67,403)  $28,787       $16,327      $562,489

Net income                                                                                                                 127,312

Common stock dividends paid                                                                                                (15,991)

Issuance of treasury stock under
     employee compensation plans                 (71,034)        846     (8,111)                                             1,519

Purchase of treasury stock - common              375,500     (14,339)                                                      (14,339)

Purchase of treasury stock - preferred                                                                                        (613)

Sale of treasury stock to Cabot Retirement
     Incentive Savings Plan                     (258,836)      4,097                                                         7,132

Preferred stock dividends paid to Employee
     Stock Ownership Plan, net of tax                                                                                       (2,665)

Principal payment by Employee Stock
     Ownership Plan under guaranteed loan                                              1,111                                 1,111

Amortization of unearned compensation                                     4,172                                              4,172

Unrealized gain/(loss), net of deferred tax                                                     (1,522)                     (1,522)

Foreign currency translation adjustments                                                                      27,732        27,732
                                              ----------   ---------   --------     --------   -------       -------      --------
Balance at June 30, 1995                      29,829,352   $(476,567)  $(11,823)    $(66,292)  $27,265       $44,059      $696,337
                                              ==========   =========   ========     ========   =======       =======      ========

                               CABOT CORPORATION

Item 2.             Management's Discussion and Analysis of
-------          Financial Condition and Results of Operations


I. RESULTS OF OPERATIONS

   Sales and operating profit by industry segment are shown in the accompanying table on page 13.

   Three Months Ended June 30, 1995 versus
   Three Months Ended June 30, 1994

   Net income for the third quarter of fiscal year 1995 was $47.0 million ($1.18 per primary common share), compared with $22.0 million ($0.55 per primary common share) in the same quarter a year ago. Net sales and other operating revenues rose 15% to $494.8 million from $428.8 million in the year ago quarter. Total operating profit increased 64% to a record $81.1 million from $49.5 million last year. Last year's results include a $6.2 million write-off of the Company's Japanese carbon black affiliate, and a $4.0 million favorable reserve adjustment associated with the closing of its carbon black plant in Germany. The significant improvement in the results reflects improved margins and modest sales volume growth in the specialty chemicals businesses, partially offset by a small operating loss in the Company's Energy Group. The Company benefited from favorable currency translations due to the relative weakness of the U.S. dollar, particularly compared to European currencies.

   In the Specialty Chemicals and Materials Group, net sales grew 26% to $413.9 million from $328.9 million and operating profit grew by 68% to $81.8 million from $48.6 million. Margins improved significantly from the year ago quarter owing to price increases by several of the Group's businesses during recent months and improved capacity utilization in many businesses and regions. These increases more than offset higher raw material costs. Volumes were up modestly in most businesses and in each of the four geographic regions in which Cabot operates. The most significant improvement during the quarter was realized in the Company's European specialty chemicals businesses. Equity in net income of affiliates increased to $5.7 million from $2.1 million last year mainly due to the contributions from the new carbon black plant in the Czech Republic and continued improvement in the Mexican affiliate's results.

   As previously announced, on July 11, 1995, the Company restructured the ownership of its safety business into a new corporation owned by the Company, Vestar Equity Partners and Cabot Safety management. This transaction yielded approximately $128 million in after-tax proceeds to the Company. Cabot has a 42.5% ownership position in the new corporation and, beginning in the fourth quarter of fiscal 1995, will account for this investment using the equity method. The Company also purchased certain assets of Rippey Corporation related to the sale and distribution of high-purity polishing compounds for the semiconductor industry in an effort to further develop and expand the Company's activities in this industry.

   The Energy Group reported a sales decline of 19% to $80.9 million from $99.9 million, and an operating loss of $0.7 million, compared to a modest profit of $0.9 million in last year's third quarter. The Company's liquefied natural gas ("LNG") business continues to be negatively affected by reduced supplies of LNG caused by the refurbishment of the liquefaction facilities of the Company's Algerian supplier and depressed selling prices of gas. During the quarter, the Company announced a plan to sell its TUCO subsidiary to Southwestern Public Service Company for approximately $75 million. The transaction is subject to regulatory approvals and is expected to be completed around September 30, 1995.

                               CABOT CORPORATION

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)

   Nine Months Ended June 30, 1995 versus
   Nine Months Ended June 30, 1994

   For the nine months ended June 30, 1995, net income was $127.3 million ($3.21 per primary common share) compared to $60.3 million ($1.51 per primary common share) in the same period a year ago. Net sales increased 11% to $1,404.1 million from $1,262.2 million last year.

   In the Specialty Chemicals and Materials Group, revenues increased 26% during the first nine months to $1,148.2 million from $912.9 million last year and operating profit rose 76% to $219.3 million from $124.8 million. The improvement is due, in part, to an overall 12% growth in sales volumes representing gains in each of the businesses and double digit gains in Europe and South America. The most significant volume increases were a 15% increase in carbon black volumes and a 9% increase in fumed silica. Margins for the Group also improved due to better pricing and higher capacity utilization, more than offsetting increased raw material costs. The Company does not expect to achieve significant volume improvements from current levels in the near-term as capacity is tight in many businesses and regions. The Company has announced plans to add capacity to its North American tire black business as a result of entering into long-term supply contracts with certain tire customers. The contracts are designed to provide such customers with a secure carbon black supply and reduce the volatility in carbon black margins and the Company's earnings. Subsequent to quarter-end, the Company also announced plans to add capacity to its South American carbon black operations and to build a new North American fumed silica plant. The Company continues to explore the possibility of adding new capacity in strategic locations or regions where volumes and margins can be sustained throughout the economic cycle, and it continues to add incremental capacity through debottlenecking projects.

   In the Company's Energy Group, sales for the first nine months of fiscal 1995 declined 27% to $255.9 million from $349.3 million. Operating profit declined 34% to $12.2 million from $18.6 million. The decline can be attributed to the Company's LNG business, which has been negatively impacted by reduced supplies, offset in part by the unseasonably warm winter in the Northeastern United States, which significantly reduced the demand and price of gas. The Company expects the reduced supply to negatively impact the Energy Group's performance for the remainder of the year and beyond. The extent of the impact will depend on the number and timing of LNG shipments received, weather patterns and other factors. The Company also cannot predict at this time, what, if any, impact the political instability in Algeria may have on the deliveries of LNG to the Company from its supplier. The Company continues to explore other short-term and long-term gas supply opportunities. The Company has recently agreed to participate as a 10% owner in a proposed LNG plant in Trinidad, and to purchase 60% of the gas produced by that plant. Gas from this project is not expected to be available until fiscal year 1999, at the earliest.

   Equity in net income of affiliated companies was $12.7 million compared to $2.6 million last year. The increase is due to contributions from the new carbon black plant in the Czech Republic, improved earnings in the Company's Mexican affiliate, and the absence of losses from the Company's Japanese carbon black affiliate which was written off in the third quarter of fiscal 1994.

   Interest expense declined 12% to $27.5 million from $31.4 million last year. The reduction is due to lower total debt than a year ago and the results of refinancing long-term debt with short-term floating-rate debt currently at lower interest rates.

   The Company's effective tax rate was 37% in 1995 compared to 38% last year, but is expected to increase to approximately 39% for the full 1995 fiscal year as a result of the taxable gain from the Cabot Safety transaction.

                               CABOT CORPORATION

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


   II. CASH FLOWS AND LIQUIDITY

   During the first nine months of the year, the Company's operations provided $107.2 million of cash compared to $68.8 million last year. The increase primarily reflects the significantly higher net income than the year ago period, partially offset by an increase in accounts receivable related to the increase in sales, most notably in Europe, and increases in inventories in the Company's coal handling and distribution, performance materials and plastics businesses.

   Capital spending for the first nine months of the fiscal year was $86.4 million. The Company expects a higher rate of capital spending in the fourth quarter, and in fiscal year 1996. Capital spending in fiscal year 1996 will include a portion of the costs associated with the announced capacity expansions in the Company's Specialty Chemicals and Materials Group and the continued capital expenditures associated with the performance materials business. These costs are expected to be incurred over three years and are estimated to be $200 million in North American carbon black (including Clean Air Act compliance costs), $30 million in South American carbon black and $50 million for a new North American fumed silica plant. The Company expects to finance these expansions using cash from operations and some of the proceeds from the Cabot Safety transaction and from the sale of its energy subsidiary, TUCO, if completed.

   In addition, over the next several years, as the remediation for various environmental sites is carried out, the Company expects to spend a significant portion of its $40 million reserve for costs associated with such remediation. Additions are made to the reserve based on the Company's continuing analysis of costs likely to be incurred at each site. These sites are primarily associated with divested businesses.

   Cabot decreased its borrowings by $44.6 million during the first nine months of the year. At June 30, 1995, there were no amounts borrowed under a $250 million line of credit available to the Company. The Company's ratio of total debt (including short term debt net of cash) to capital decreased to 37% from 42% at fiscal year-end. The Company expects to further reduce its total debt in the fourth quarter of the fiscal year with proceeds from the Cabot Safety transaction.

   Management expects cash from operations, transactions and present financing arrangements, including the Company's unused line of credit of $250 million, to be sufficient to meet the Company's cash requirements for the foreseeable future.

   During the quarter, the Company purchased approximately 228,000 shares of its common stock in open market and private transactions in order to replace a portion of the shares issued by the Company under its employee incentive compensation program. The Company intends to purchase additional shares from time to time based upon market conditions.

   On July 14, 1995, the Directors of Cabot approved a 29% increase in the Company's quarterly common stock dividend to $0.18 per share. The dividend is payable on September 8, 1995, to stockholders of record on August 25, 1995.

                                                         CABOT CORPORATION

                                              Management's Discussion and Analysis of
                                     Financial Condition and Results of Operations (Continued)

                                          (Dollars in millions, except per share amounts)

                                                             UNAUDITED


                                                                Three Months Ended                  Nine Months Ended
                                                             -------------------------           ----------------------
                                                             06/30/95         06/30/94           06/30/95      06/30/94
                                                             --------         --------           --------      --------
Industry Segment Data
---------------------

Sales:
Specialty Chemicals and Materials                              $413.9           $328.9           $1,148.2      $  912.9
Energy                                                           80.9             99.9              255.9         349.3
                                                               ------           ------           --------      --------
     Net sales                                                 $494.8           $428.8           $1,404.1      $1,262.2
                                                               ======           ======           ========      ========

Operating profit (loss):
Specialty Chemicals and Materials                              $ 81.8           $ 48.6           $  219.3      $  124.8
Energy                                                           (0.7)             0.9               12.2          18.6
                                                               ------           ------           --------      --------
     Total operating profit                                      81.1             49.5              231.5         143.4

Interest expense                                                 (8.6)           (10.8)             (27.5)        (31.4)
General corporate expense                                        (6.8)            (6.6)             (22.3)        (19.0)
                                                               ------           ------           --------      --------

Income before income taxes                                       65.7             32.1              181.7          93.0
Provision for income taxes                                      (24.4)           (12.2)             (67.1)        (35.3)
Equity in net income of affiliated companies                      5.7              2.1               12.7           2.6
                                                               ------           ------           --------      --------

Net income                                                       47.0             22.0              127.3          60.3

Dividends on preferred stock                                     (0.9)            (0.9)              (2.7)         (2.7)
                                                               ------           ------           --------      --------
Income applicable to primary common shares                     $ 46.1           $ 21.1           $  124.6      $   57.6
                                                               ======           ======           ========      ========

Income per common share:

     Primary                                                   $ 1.18           $ 0.55           $   3.21      $   1.51
                                                               ======           ======           ========      ========
     Fully diluted                                             $ 1.10           $ 0.52           $   2.98      $   1.41
                                                               ======           ======           ========      ========

                          Part II.  Other Information


   Item 1.  Legal Proceedings
   --------------------------

            As previously reported, Cabot had been named as a defendant in fewer than 100 breast implant lawsuits. As a result of voluntary dismissals (some without prejudice to the right of the plaintiff to refile a complaint) and summary judgments granted to Cabot, Cabot believes that it is currently a defendant in only one such lawsuit. Cabot has not made any settlement payments in connection with any breast implant suits. Cabot believes that it has adequate defenses in the one such lawsuit in which it is known to be a defendant. However, the scientific, legal and societal issues raised by these cases are complex and the outcome is uncertain. Cabot, therefore, cannot predict with any assurance the course this lawsuit will take, the number of cases to which Cabot will be added as a defendant, the amount of damages, if any, that may be assessed against Cabot or the defense costs that will be incurred by Cabot.

            In Cabot's Quarterly Report to the SEC on Form 10-Q for the quarter ended March 31, 1995, a legal proceeding was reported in which Cabot had been named as a defendant, along with several others, in a class action filed in the United States District Court for the Southern District of Ohio on behalf of a group of owners of properties in the vicinity of a former metals processing facility in Cambridge, Ohio. Cabot has been dismissed from the lawsuit without prejudice to the right of the plaintiffs to refile a complaint. No settlement payments were made by Cabot.


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

           (b)      Reports on Form 8-K
                    -------------------

                    A Current Report on Form 8-K dated July 11, 1995, was filed with the Securities and Exchange Commission which described the restructuring of ownership of the Company's safety business with Vestar Equity Partners and Cabot Safety management. Pro forma financial statements reflecting the restructuring are included.

                                   SIGNATURES
                                   ----------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CABOT CORPORATION




   Date: August 14, 1995               /s/ John G.L. Cabot
                                       -----------------------------------------
                                       John G.L. Cabot
                                       Vice Chairman and Chief Financial Officer


   Date: August 14, 1995               /s/ Paul J. Gormisky
                                       -----------------------------------------
                                       Paul J. Gormisky
                                       Vice President and Controller
                                       (Chief Accounting Officer)