Form 10-K
period 1995-09-30
CABOT CORP
filed 1995-12-29
CIK 16040

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

                                        OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           FOR THE TRANSITION PERIOD FROM . . . . . . . . . . . . . . TO
                            . . . . . . . . . . . . . .

                           COMMISSION FILE NUMBER 1-5667

                               CABOT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     04-2271897
       (STATE OR OTHER JURISDICTION OF                        (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

               75 STATE STREET,                                 02109-1806
            BOSTON, MASSACHUSETTS                               (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (617) 345-0100
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    COMMON STOCK, $1.00 PAR VALUE PER SHARE:
         36,298,492 SHARES OUTSTANDING                 BOSTON STOCK EXCHANGE
         AT NOVEMBER 30, 1995                          NEW YORK STOCK EXCHANGE
                                                       PACIFIC STOCK EXCHANGE
    PREFERRED STOCK PURCHASE RIGHTS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the registrant's common stock held beneficially or of record by shareholders who are not directors or executive officers of the registrant at November 30, 1995, was approximately $1,547,609,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in
Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                     PART I

--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

                                    GENERAL

     Cabot's business was founded in 1882 and incorporated in the State of Delaware in 1960. The Company has businesses in specialty chemicals and materials and in energy. The Company and its affiliates have manufacturing facilities in the United States and 21 other countries.

     The term "Cabot" as used in this Report refers to Cabot Corporation. The terms "Company" and "Registrant" mean Cabot and its consolidated subsidiaries.

     The description of the Company's businesses is as of September 30, 1995, unless otherwise noted. Information regarding the revenues and operating profits of the Company's business segments and geographic areas appears on pages 15 and F-19 and F-20 of this Report.

     On November 10, 1995, Cabot's Board of Directors authorized a two-for-one stock split of Cabot's common stock, $1.00 par value per share ("Common Stock"), in the form of a stock dividend, subject to stockholder approval of an amendment to Cabot's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 80,000,000 to 200,000,000 shares. If the stockholders approve such increase at the Company's Annual Meeting, scheduled for March 7, 1996, the record date for the split is expected to be March 15, 1996. In addition, the Board of Directors replaced the Company's Shareholder Rights Plan, which had been adopted in 1986, with a new Shareholder Rights Plan, which will expire in 2005. The rights under the old plan were redeemed at a price of $0.05 per share and the rights under the new plan were distributed on November 24, 1995 to persons who were stockholders at the close of business on that date.

     On September 8, 1995, the quarterly cash dividend paid on shares of Cabot's Common Stock was increased to $0.18 per share from $0.14 per share. In September 1995, Cabot commenced a program to repurchase up to 3,000,000 shares of its Common Stock in an effort to reduce the total number of shares of Common Stock outstanding. Pursuant to that program, Cabot purchased approximately 2,318,000 shares through December 15, 1995. Prior to that program, Cabot had previously purchased approximately 944,000 shares and options in private and open market transactions during fiscal 1995 for the purpose of replacing shares issued under the Company's employee incentive programs.

     On July 11, 1995, the Company restructured the ownership of its safety and specialty composite materials business into a new corporation owned by the Company, Vestar Equity Partners, L.P. and the management of the newly formed Cabot Safety Corporation. This transaction yielded approximately $128 million in after-tax proceeds to the Company. The Company has an approximately 42.5% ownership position in the new corporation.

     Additional information regarding significant events affecting the Company in its fiscal year ended September 30, 1995, appears in this Report at pages 12 through 21.

                       SPECIALTY CHEMICALS AND MATERIALS

     The Specialty Chemicals and Materials Group manufactures carbon black; fumed silica; thermoplastic concentrates and specialty compounds; and electronic materials and refractory metals. The Company also owns an approximately 42.5% interest in Cabot Safety Corporation, which manufactures and sells personal safety products and specialty composite materials.

CARBON BLACK DIVISIONS

     The Company's Carbon Black Divisions manufacture and sell carbon black, a very fine black powder used as a reinforcing agent in tires (tire blacks) and industrial rubber products such as extruded profiles, hoses and molded goods (industrial rubber blacks). Non-rubber grades of carbon black, known as special blacks, are used to provide pigmentation, conductivity and ultraviolet protection and for other purposes in many specialty applications such as inks, plastics, cables and coatings. The Company believes that it is the leading manufacturer of carbon black in the world. It estimates that it has about one quarter of the worldwide production capacity and market share of carbon black. The Company competes in the manufacture of carbon black with three companies having an international presence and with at least 20 other companies in various regional markets in which it operates (see "General" on pages 3 and 4 of this Report).

     The Company's carbon black business is operated through a matrix of four regional Divisions, European, North American, Pacific Asia and South American, and three sectors, industrial rubber blacks, special blacks and tire blacks. Carbon black plants owned by Cabot or a subsidiary are located in Argentina, Australia, Brazil, Canada, England, France (two plants), Indonesia, Italy, Japan, The Netherlands, Spain and the United States (four plants). Affiliates of the Company own carbon black plants in Colombia, the Czech Republic, India, Japan (two plants), Malaysia, Mexico, The People's Republic of China and Venezuela. During fiscal year 1995, an affiliate of the Company closed one of its carbon black plants in Japan. The Company also announced plans to increase its carbon black capacity in North America and South America (see Item 2 "Properties" at page 7 of this Report, and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 16 and 17 of this Report). The Company consolidated the operations of its affiliates in the Czech Republic and India effective October 1, 1995.

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

     Sales are generally made by Company employees in the countries where carbon black plants are located. Export sales are generally made through distributors or sales representatives in conjunction with Company employees. Sales are made under various trademarks owned by Cabot, of which Cabot(R), Black Pearls(R), Elftex(R), Mogul(R), Monarch(R), Regal(R), Spheron(TM), Sterling(R) and Vulcan(R) are the best known.

CAB-O-SIL DIVISION

     The Company's Cab-O-Sil Division manufactures and sells fumed silica and dispersions thereof under various trademarks including Cab-O-Sil(R). Fumed silica is an ultra-fine, high-purity silica produced by a flame process for use as a reinforcing, thickening, thixotropic, suspending or anti-caking agent in a wide variety of products for the automotive and construction industries and consumer industries, including adhesives, cosmetics, inks, lubricants, paints and pharmaceuticals. The Company also manufactures and sells high-purity polishing compounds, made from fumed metal oxides and a variety of chemistries, used in the manufacture of wafers, chips and other electronic devices by the semiconductor industry. The headquarters of the Cab-O-Sil Division is located in Aurora, Illinois, and its North American manufacturing plant is located in Tuscola, Illinois (see Item 2 "Properties" at page 7 of this Report for a discussion on an additional manufacturing facility planned to be constructed in Midland, Michigan). A subsidiary of Cabot owns a manufacturing plant in Wales, and an affiliate of Cabot owns a manufacturing plant in Germany. Raw materials for the production of fumed silica are various chlorosilane feedstocks. The feedstocks are either purchased or toll converted for owners of the materials. The Division has long-term procurement contracts in place which it believes will enable it to meet its raw material requirements. Sales of fumed silica products are made by Company employees and through distributors and sales representatives. There are five principal producers of fumed silica in the world (see "General" on pages 3 and 4 of this Report). The Company believes it is the leading producer and seller of this chemical in the United States and second worldwide.

PLASTICS DIVISION

     The Company's Plastics Division produces black and white thermoplastic concentrates and specialty compounds for sale to plastic resin producers and the plastics processing industry. Major applications for these materials include pipe and tubing, packaging and agricultural film, automotive components, cable sheathing and special packaging for use in the electronics industry. The plastics business is operated through four sectors: polymer producers, specialty compounds, proprietary products in Europe and proprietary products in Asia. Sales are made by Company employees and through sales representatives and distributors primarily in Europe and Asia. This business has manufacturing facilities in Belgium (two plants), England, Hong Kong and Italy. In Europe, the Company is one of the three leading producers of thermoplastic concentrates. The main raw materials used in this business are carbon black, titanium dioxide, thermoplastic resins and mineral fillers. Raw materials are in general readily available. The Company also operates a small plastics recycling facility in Belgium.

PERFORMANCE MATERIALS DIVISION

     The Cabot Performance Materials Division serves the electronic materials and refractory metals industries and produces tantalum, niobium (columbium), niobium titanium, cesium, germanium, rubidium and tellurium and their compounds. Tantalum is produced in various forms including powder, wire, sheet and foil for electrolytic capacitors. Tantalum and niobium and their alloys are also produced in wrought form for non-electronic applications such as chemical process equipment and the production of superalloys, and for various other industrial, aerospace and medical applications. Tantalum is also used in ballistic munitions by the defense industry. The headquarters and the principal manufacturing facility of this business are in Boyertown, Pennsylvania. Subsidiaries in Canada hold leasehold interests in land and certain mineral rights with respect to such land in Manitoba, Canada. (See Item 2 "Properties" at page 7 of this Report for additional manufacturing facilities planned to be constructed in Boyertown, Pennsylvania and Manitoba, Canada.) The subsidiaries mine and sell tantalite, spodumene, lepidolite and pollucite. An affiliate of the Company has a manufacturing plant in Japan. Raw materials are currently in adequate supply. The Company is presently seeking new sources of supply to support future demand. Raw materials are obtained from ores mined principally in Africa, Australia, Brazil and Canada and from by-product tin slags from tin smelting mainly in Malaysia and Thailand. Sales in the United States are made by personnel of the Company with export sales to Europe handled by Company employees and independent European sales representatives. Sales in Europe are made by an affiliate of the Company. Sales to Japan and other parts of Asia are handled primarily through employees of the Company's Japanese affiliate. There are currently three principal groups producing tantalum and niobium in the western world. The Company believes that it, together with its Japanese affiliate, is the leading producer of electronic grade tantalum powder and wire products with competitors having greater production in some other product lines (see "General" below).

OTHER

     The Company maintained an approximately 42.5% ownership interest in Cabot Safety Corporation, after the restructuring of the Company's safety products and specialty composites business in July 1995, and has two representatives serving on the Board of Directors of Cabot Safety Corporation. Cabot Safety Corporation manufactures and sells personal safety products, as well as energy absorbing, vibration damping and impact absorbing products for industrial noise control and environmental enhancement.

GENERAL

     The Company owns and is a licensee of various patents, which expire from time to time, covering many products, processes and product uses of the Specialty Chemicals and Materials Group. Although the rights of the Company and the products made and sold under these patents and licenses are important to the Specialty Chemicals and Materials Group, the loss of any particular patent or license would not materially affect the businesses of this Group, taken as a whole. Products of this Group are also sold by the Company under a variety of trademarks, the loss of any one of which would similarly not materially affect the businesses of this Group, taken as a whole.

     The Group's businesses are generally not seasonal in nature, although they experience some decline in sales in the fourth fiscal quarter due to European holiday plant shutdowns. Backlog orders for the Group believed to be firm as of September 30, 1995 were approximately $169 million, compared to firm backlog orders as of September 30, 1994, of approximately $108 million. All of the 1995 backlog orders are expected to be filled during fiscal year 1996.

     Six major tire and rubber companies operating worldwide, one special blacks customer operating in Europe and the United States, and one fumed silica customer operating in Europe and the United States represent a material portion of the Group's total net sales and operating revenues; the loss of one or more of these customers might materially adversely affect the Group. The Cab-O-Sil Division's largest customer, Dow Corning Corp., filed for protection against its creditors under the bankruptcy laws in 1995. That filing is not expected to have a material adverse affect on the Cab-O-Sil Division.

     The Company's specialty chemicals and materials are used in many end-uses associated with the automotive industry such as tires, extruded profiles, hoses, molded goods, capacitors and paints. The Company's financial results are affected by the cyclical nature of the automotive industry, although a large portion of the market is for replacement tires and other parts which are less subject to automobile industry cycles. During fiscal year 1995, the Company entered into long-term carbon black supply contracts with certain of its North American tire customers. These contracts are designed to provide such customers with a secure supply of carbon black and reduce the volatility in the Company's carbon black volumes and margins caused, in part, by automobile industry cycles.

     Competition exists on the basis of price, service, quality, product performance and technical innovation in the businesses of this Group. Competitive conditions in the European market for carbon black were also affected by sales of carbon black produced in Russia, Hungary and Croatia. Competitive conditions also result in the need to carry an inventory of raw materials and finished goods in order to meet the customers' needs for prompt delivery of products. Competition in quality, service, product performance and technical innovation is particularly significant for the fumed silica, industrial rubber blacks, special blacks and tantalum businesses. Competition affecting the businesses of the non-carbon black parts of the Group comes from different firms for each product group.

                                     ENERGY

     The Company's energy businesses are conducted through two subsidiaries. The businesses include importing, transporting, terminalling and marketing of liquefied natural gas (through Cabot LNG Corporation, a wholly-owned subsidiary) and coal handling and distribution (by TUCO INC., a wholly-owned subsidiary). The headquarters of these companies are located as follows: Cabot LNG Corporation, Boston, Massachusetts, and TUCO INC., Amarillo, Texas. The Company also owns a 15% interest (17% assuming exercise of warrants) in K N Energy, Inc. ("KNE"), a natural gas services and utility company.

LIQUEFIED NATURAL GAS

     The Company, through a subsidiary, purchases liquefied natural gas ("LNG") from Sonatrading, an affiliate of Sonatrach, the Algerian national oil and gas company, under a long-term and a medium-term supply contract. Cabot and Sonatrach have each agreed to assure performance of the obligations of their respective affiliates under these agreements. The LNG is stored and resold in the northeastern United States from a terminal facility in Everett, Massachusetts. The Company has received authorizations from the U.S. Department of Energy to import LNG under the contracts with Sonatrading, as well as blanket authorization to import LNG from other foreign suppliers on a short-term basis. The Company has also received authorization from the Federal Energy Regulatory Commission for sales services. The supply of LNG is currently limited to volumes contracted for with Sonatrading/Sonatrach.

     In 1993, the Company was notified by Sonatrach that the renovation of Sonatrach's Algerian LNG production facilities would likely result in a temporary reduction of LNG deliveries to its customers, including the Company. The Company expects the curtailment of LNG from its Algerian supplier to continue through fiscal year 1996. The Company has been able to continue to meet its firm sales obligations to customers and is exploring additional sources of supply. The Company is not able to predict, at this time, what, if any, impact the political instability in Algeria may have on the future supply of LNG from its Algerian supplier, but to date, no direct adverse effect has been experienced. The loss of supply from the Algerian supplier could have a material adverse effect on the business of the Energy Group until additional sources of supply are obtained.

     A consortium of companies consisting of Amoco Trinidad (LNG) B.V., British Gas Trinidad LNG Limited, Cabot Trinidad LNG Limited ("Cabot Trinidad," a wholly-owned subsidiary of Cabot LNG Corporation) and NGC Trinidad and Tobago LNG Limited have formed Atlantic LNG Company of Trinidad and Tobago ("Atlantic LNG") to construct, own and operate a new LNG plant in the Republic of Trinidad and Tobago designed to export 385 million cubic feet of natural gas per day in the form of LNG. Repsol International Finance B.V., a wholly-owned subsidiary of Repsol S.A., has elected to exercise an option to acquire a shareholding in Atlantic LNG. Cabot Trinidad owns ten percent of Atlantic LNG. Cabot LNG Corporation and ENAGAS, S.A., the largest importer and wholesaler of natural gas in Spain, have entered into sales contracts with Atlantic LNG under which Cabot LNG will purchase 60% and ENAGAS will purchase the remaining 40% of the LNG to be produced by Atlantic LNG's new plant. The plant is expected to be completed and deliveries of LNG to commence in fiscal year 1999. In November 1995, the Company received authorization from the U.S. Department of Energy to import up to 100 billion cubic feet of LNG per year from Trinidad and other countries for a period of 40 years.

     In 1992, a subsidiary of the Company entered into a long-term contract with Nigeria LNG Limited for the supply of LNG from a project to be constructed. Amid delays in the implementation of the LNG project, the subsidiary did not agree to extend the contract, and Nigeria LNG Limited has sent notice of termination of the contract.

COAL HANDLING AND DISTRIBUTION

     TUCO INC. ("TUCO") purchases coal mined in Wyoming pursuant to long-term and short-term (spot) contracts and has it transported by rail to Texas where it is processed and sold to Southwestern Public Service Company ("SPS") pursuant to long-term sales contracts for use in generating electricity. The loss of SPS as a customer of TUCO would have a material adverse effect on the Energy Group. The supply of coal is regarded as adequate.

     In August 1995, the Company entered into an agreement to sell TUCO to SPS for consideration approximating $77 million. That sale is subject to regulatory approvals, which are presently being sought.

OTHER

     The Company acquired its investment in KNE in connection with the merger of American Oil and Gas Corporation with a subsidiary of KNE in July 1994. The Company has reflected its investment in the common stock of KNE at its fair market value on September 30, 1995.

GENERAL

     The Energy Group is not materially dependent upon any patent, trademark or intellectual property license. Backlog orders are not significant to this Group. Sales by the coal business are stronger in the summer months because of electrical demands for air conditioning and agricultural purposes in the Texas Panhandle area, while sales by the LNG business are stronger in the winter months because of heating demands in New England. No significant working capital is required by this Group other than for coal inventories.

     Price competition characterizes the markets served by the LNG business. The Group has numerous competitors including natural gas suppliers and suppliers of alternative fuels.

                               OTHER INFORMATION

EMPLOYEES

     As of September 30, 1995, the Company had approximately 4,100 employees. Approximately 600 employees in the United States are covered by collective bargaining agreements. The Company believes that its relations with its employees are satisfactory.

RESEARCH AND DEVELOPMENT

     The Company's Specialty Chemicals and Materials Group develops new and improved products and processes and greater operating efficiencies through Company-sponsored research and technical service activities including those initiated in response to customer requests. Expenditures by the Company for such activities are shown on page F-1 of this Report.

ENVIRONMENT, SAFETY AND HEALTH

     The Company's operations are subject to various environmental laws and regulations. Over the past several years, the Company has expended considerable sums to add, improve, maintain and operate facilities for environmental protection. Expenditures for equipment or facilities intended solely for environmental protection are estimated to have been approximately $6 million in fiscal year 1995 and are expected not to exceed $30 million in fiscal year 1996. Expenditures of at least $65 million in the aggregate for such equipment and facilities are forecast to be spent in fiscal years 1996, 1997 and 1998 to enable Cabot's U.S. plants to comply with the Clean Air Act.

     The Company has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the "Superfund law") with respect to several sites (see Item 3, "Legal Proceedings," on pages 7 through 9 of this Report for a description of various environmental proceedings). During the next several years, as remediation for various environmental sites is carried out, the Company expects to spend a significant portion of its $51.6 million environmental reserve for costs associated with such remediation. Additions are made to the reserve based on the Company's continuing analysis of its share of costs likely to be incurred at each site. The sites are primarily associated with divested businesses.

     In October 1995, a working group of the International Agency for Research on Cancer ("IARC") recommended that IARC's classifications of carbon black be changed from Category 3 (insufficient evidence to make a determination regarding carcinogenicity) to Category 2B (known animal carcinogen, possible human carcinogen), based on results of studies of rat inhalation of carbon black. The Company has communicated this recommended change in IARC classification to its customers and employees. If the working group's recommendation is confirmed by IARC's director, the Company will make changes to its material safety data sheets and elsewhere, as appropriate. The Company continues to believe that available evidence, taken as a whole, indicates that carbon black is not carcinogenic to humans, and does not present a health hazard when handled in accordance with good housekeeping and safe workplace practices as described in the Company's material safety data sheets.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Industry segment financial data are set forth in tables on pages 15 and F-19 and F-20 of this Report. A significant portion of the Company's revenues and operating profits is derived from overseas operations. The profitability of the Specialty Chemicals and Materials businesses is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. The Company's overseas operations do not currently include any energy-related businesses. (See Note N of the Notes to Consolidated Financial Statements for further information relating to sales and profits by geographic area, on pages F-19 and F-20 of this Report, and Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing in Item 7 on pages 12 through 21 of this Report.) Currency fluctuations and nationalization and expropriation of assets are risks inherent in international operations. The Company has taken steps it deems prudent in its international operations to diversify and otherwise to protect against these risks, including the purchase of forward foreign currency contracts and options to reduce the risk associated with changes in the value of certain foreign currencies compared to the U.S. dollar.

ITEM 2.  PROPERTIES

     The Company owns, operates and leases office, manufacturing, production, terminalling, storage, marketing and research and development facilities in the United States and in foreign countries.

     The principal facilities of the Company's business units are described generally in Item 1 above.

     The principal facilities owned by the Company in the United States are: (i) the administrative offices and manufacturing plants of its carbon black operations in Louisiana, Massachusetts, Texas and West Virginia (comprising approximately 84,800 square yards); (ii) its research and development facilities in Illinois, Massachusetts, Pennsylvania and Texas and its applications development facility in Georgia (comprising approximately 24,700 square yards);
(iii) administrative offices and manufacturing plants of its Cab-O-Sil and Cabot Performance Materials business units in Illinois and Pennsylvania (comprising approximately 56,400 square yards); and (iv) its LNG terminalling and storage facility in Massachusetts (comprising approximately 3,250 square yards). Portions of plants in Louisiana referred to above are constructed on long-term ground leases.

     The Company's principal foreign facilities are owned by subsidiaries and together they comprise approximately 433,600 square yards of manufacturing facilities, 3,900 square yards of research and development facilities, and 63,500 square yards of administrative facilities.

     The principal facilities leased by the Company in the United States are its corporate headquarters and the administrative offices of the LNG companies in Boston, Massachusetts, the carbon black operations in Georgia and the administrative offices of the Cabot Performance Materials business in Pennsylvania (comprising approximately 17,900 square yards).

     The principal facilities leased by subsidiaries in locations outside of the United States are the administrative offices and manufacturing facilities of the carbon black operations in France and Spain and the Plastics business in Belgium as well as the leasehold interests of the Cabot Performance Materials business in Canada (comprising approximately 89,000 square yards).

     The Company's administrative offices are generally suitable and adequate for their intended purposes, except that additional administrative offices are planned at the Company's research and development facility in Billerica, Massachusetts. Existing manufacturing facilities of the Company are not sufficient to meet the Company's increased requirements for the future and are being supplemented by additional production facilities in several locations in the U.S. and outside the U.S. A new plant to produce fumed silica is planned to be constructed in Midland, Michigan; projects to expand carbon black production capacity are being undertaken in North America, South America and Indonesia; a slurry manufacturing facility, together with laboratory space, is under construction in Aurora, Illinois; projects to expand tantalum powder and wire capacity are being undertaken in Boyertown, Pennsylvania; and a cesium formate plant is planned for Manitoba, Canada.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in various lawsuits and environmental proceedings wherein substantial amounts are claimed. The following is a description of the significant proceedings pending as of September 30, 1995:

     Environmental Proceedings

     In 1994, Cabot and the State of Florida signed a settlement of a 1983 state court lawsuit requiring Cabot to pay the State $650,000 in past costs associated with a site in Gainesville, Florida. The site included a parcel of land on which Cabot previously owned and operated a pine tar distillation plant. In 1995, Cabot completed installation of a groundwater collection system and removed the contaminated soil from an old coal tar lagoon near its former property. Cabot has filed a cost recovery suit against other responsible parties at the site seeking reimbursement of their share of response costs.

     In April 1985, Cabot and five other companies entered into a consent order with the U.S. Environmental Protection Agency ("EPA") under the Superfund law to perform a remedial investigation and feasibility study with respect to the King of Prussia Technical Corp. site in Winslow Township, New Jersey. A Record of Decision ("ROD") was issued by the EPA specifying a combination of remedial actions for the site at an estimated cost of almost $15 million. The EPA issued an administrative order directing Cabot and four other companies to design and complete the remedial measures; most of the work on site remediation has been completed. Cabot and the other companies involved have reached a tentative agreement on the portions of the costs to be borne by each company.

     Beginning in May 1986, the Department of Environmental Protection of the State of New Jersey ("NJDEP") issued directives under the New Jersey Spill Compensation and Control Act to Cabot and other potentially responsible parties ("PRPs") to fund a remedial investigation for the cleanup of hazardous waste at the Old Bridge Township landfill near Perth Amboy, New Jersey. Cabot and other parties contributed funds for a remedial investigation and feasibility study which was conducted by a consultant to the NJDEP. In September 1992, the EPA issued a ROD specifying certain remedial actions and indicating that a second ROD would be issued following further study. Preliminary action on the first ROD has been taken by the NJDEP. A group of companies, including Cabot, has reached a tentative agreement with the NJDEP to perform an additional study of the site and to handle minor remedial work. Until the study is complete, it will not be possible to identify what the remediation costs for this site will be or what Cabot's portion of such costs will be.

     In 1989, the United States filed a claim in the U.S. District Court for the Eastern District of Pennsylvania against 18 defendants under the Superfund law for recovery of the EPA's cleanup costs at Moyer's Landfill in Collegeville, Pennsylvania, estimated to be $48 million. For several years, Moyer's Landfill was used for the disposal of municipal and industrial wastes by numerous parties, including Cabot. More than 100 additional parties, including Cabot, were brought into the litigation by means of a third-party complaint. Recently, the EPA reached settlements in principle with certain parties, including Cabot, and settlement documents are now being completed.

     In 1989 and 1990, respectively, Cabot completed a remedial investigation and feasibility study of its former beryllium processing plant in Hazleton, Pennsylvania, and submitted the study to the Pennsylvania Department of Environmental Resources ("DER"). An environmental consultant retained by Cabot has designed and implemented certain of the remedial measures described in the study. In April 1991, the DER issued a wastewater discharge permit to Cabot but included certain limitations to which Cabot objected by filing an appeal with the Pennsylvania Environmental Hearing Board. In August 1993, DER and Cabot resolved the issues on appeal in a manner satisfactory to both parties and the appeal was withdrawn. Source control remediation efforts by Cabot are continuing and are scheduled for completion in late 1996.

     Cabot is one of approximately 25 parties identified by the EPA as PRPs under the Superfund law with respect to the cleanup of Fields Brook (the "Brook"), a tributary of the Ashtabula River in northeastern Ohio. From 1963 to 1972, Cabot owned two manufacturing facilities located beside the Brook. The EPA has specified a remedy for the site but continues to assess the condition of the Brook. Cleanup is expected to begin in 1997 or 1998. Pursuant to an EPA administrative order, 15 companies, including Cabot, are performing the design and other preliminary work relating to sediment cleanup. Concurrently, the companies and the EPA are evaluating remedial alternatives for the floodplain and wetlands areas adjacent to the Brook. The EPA has not selected the remedy for these areas. Consequently, it is not possible to determine future remedial costs for the floodplain and wetlands. The EPA's cost recovery claims through the end of 1989 have been settled; the companies, including Cabot, that have paid for work at the site are seeking to recover a share of those costs from other responsible parties. At one of the plants formerly operated by Cabot, two subsequent owners are working with Cabot in evaluating site conditions and potential remedies. The EPA has not selected the remedy for this plant site or any other plant along the Brook; it is not possible at this time to determine future remedial costs or Cabot's share of those costs. The State of Ohio has also notified Cabot and several other companies that it will seek damages for injury to natural resources at the Brook. Cabot is also participating in arbitration proceedings with succeeding plant owners regarding costs associated with remediation of the Brook and the plant site.

     In 1994, Detrex Chemical Industries, Inc. filed third-party complaints against eight companies, including Cabot, in connection with material allegedly sent to the Koski/RES landfill in Ashtabula, Ohio. Cabot and other third-party defendants filed complaints against five additional companies that sent waste to the site. It is not possible at this time to determine future remedial costs or Cabot's share, if any, of such costs.

     In 1994, five plaintiffs filed suit in the U.S. District Court for the Eastern District of Pennsylvania against 18 defendants, including Cabot, under the Superfund law and State law seeking recovery of remediation costs at the Berks Landfill site, which is located in the vicinity of Reading, Pennsylvania. The plaintiffs claim that a beryllium alloy plant formerly owned by Cabot and located in Reading, Pennsylvania sent waste to the Berks Landfill. The EPA has not selected a remedy for the site. It is not possible at this time to determine future remedial costs or the amount of those costs which Cabot may share with the current owner.

     In 1994, the EPA issued a Unilateral Administrative Order to Cabot and 11 other respondents pursuant to the Superfund law with respect to the Revere Chemical Site (a/k/a Echo Site) in Nockamixon Township, Bucks County, Pennsylvania (the "Revere Site"). The Order requires the respondents to design and implement several remedial measures at the Revere Site, estimated to cost approximately $15 million. Cabot's portion of that cost, if any, has not yet been determined. Cabot has responded to the EPA's Order by indicating that it should not have been named as a respondent and by raising several objections to the Order.

     Cabot has received various requests for information and notifications that it may be a PRP at several other Superfund sites.

     As of September 30, 1995, approximately $51.6 million was accrued for environmental matters by the Company. The amount represents the Company's current best estimate of its share of costs likely to be incurred based on its analysis of the extent of cleanup required, alternative cleanup methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site.

     Breast Implant Litigation

     Fumed silica supplied by Cabot was used by others in the manufacture of silicone breast implant envelopes. There are currently pending more than 10,000 lawsuits in state and federal courts alleging injuries against various parties arising from the use of silicone breast implants. Cabot had been named as a defendant in fewer than 100 breast implant lawsuits. As a result of voluntary dismissals (some without prejudice to the right of the plaintiff to refile a complaint) and summary judgments granted to Cabot, Cabot is currently a defendant in only one such lawsuit. Cabot has not made any settlement payments in connection with any breast implant suits. Cabot believes that it has adequate defenses in the lawsuit in which it is known to be a defendant. However, the scientific, legal and societal issues raised by these cases are complex and the outcome is uncertain. Cabot, therefore, cannot predict with any assurance the course this lawsuit will take, the number of cases to which Cabot will be added as a defendant, the amount of damages, if any, that may be assessed against Cabot or the defense costs that will be incurred by Cabot.

     Other Proceedings

     Cabot has been named as one of many defendants in a lawsuit, now pending in the U.S. District Court in Oklahoma, brought by a large group of plaintiffs claiming personal injury due to exposure to and contact with certain chemicals and materials allegedly manufactured by the defendants. Plaintiffs seek actual and punitive damages against all defendants, jointly and severally, in the aggregate amount of $1.25 billion. Cabot has reached a settlement agreement with the plaintiffs, pursuant to which it will pay a nominal amount in settlement of all claims against Cabot.

     The Company has various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business. In the opinion of the Company, although final disposition of all of its suits and claims may impact the Company's financial statements in a particular period, it should not, in the aggregate, have a material adverse effect on the Company's financial position. (See Note L of the Notes to the Company's Consolidated Financial Statements on pages F-17 and F-18 of this Report).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below, as of November 30, 1995, for each executive officer of Cabot is information regarding his age, position(s) with Cabot, the periods during which he served as an officer and his business experience during at least the past five years:

                                   OFFICES HELD/BUSINESS
NAME                  AGE               EXPERIENCE                         DATES HELD
----                  ---          ---------------------                   ----------
Samuel W. Bodman....  57      Cabot Corporation
                              Chairman of the Board              October 1988 to present
                              President                          February 1991 to February 1995
                                                                 January 1987 to October 1988
                              Chief Executive Officer            February 1988 to present

Kennett F. Burnes...  52      Cabot Corporation
                              President                          February 1995 to present
                              Executive Vice President           October 1988 to February 1995

Kenyon C. Gilson....  51      Cabot Corporation
                              Chief Financial Officer            October 1995 to present
                              Vice President                     August 1989 to present

Paul J. Gormisky....  42      Cabot Corporation
                              Controller                         April 1995 to present
                              Vice President                     February 1994 to present
                              Director of Finance,
                              Carbon Black                       May 1993 to April 1995
                              Director of Corporate
                              Planning                           May 1990 to May 1993

Robert Rothberg.....  46      Cabot Corporation
                              Vice President and
                              General Counsel                    October 1993 to present
                              Choate, Hall & Stewart
                              (law firm), Partner                January 1982 to October 1993

--------------------------------------------------------------------------------

                                    PART II

--------------------------------------------------------------------------------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Cabot's common stock is listed for trading (symbol CBT) on the New York, Boston and Pacific Stock Exchanges. As of September 30, 1995, there were approximately 2,100 holders of record of Cabot's common stock. The price range in which the stock has traded, as reported on the composite tape, and the quarterly cash dividends for the past two fiscal years are shown below, restated to reflect a two-for-one stock split in August 1994.

STOCK PRICE AND DIVIDEND DATA
                                                     DECEMBER    MARCH     JUNE    SEPTEMBER    YEAR
                                                     --------   -------   ------   ---------   ------
FISCAL 1995
Cash dividends per share...........................  $ 0.14     $ 0.14    $ 0.14   $ 0.18      $ 0.60
Price range of common stock:
  High.............................................  $28.75     $37.13    $52.75   $57.88      $57.88
  Low..............................................  $25.63     $28.13    $36.88   $48.13      $25.63
  Close............................................  $28.38     $36.88    $52.75   $53.13      $53.13

                                                     DECEMBER    MARCH     JUNE    SEPTEMBER    YEAR
                                                     --------   -------   ------   ---------   ------
FISCAL 1994
Cash dividends per share...........................  $ 0.13     $ 0.13    $ 0.13   $ 0.14      $ 0.53
Price range of common stock:
  High.............................................  $29.19     $28.00    $26.63   $28.38      $29.19
  Low..............................................  $26.13     $25.56    $24.44   $25.13      $24.44
  Close............................................  $26.94     $27.00    $25.56   $27.25      $27.25

ITEM 6.  SELECTED FINANCIAL DATA

     Cabot Corporation Selected Financial Data:
                                                        YEARS ENDED SEPTEMBER 30,
                                     ----------------------------------------------------------------
                                        1995         1994         1993           1992         1991
                                     ----------   ----------   ----------     ----------   ----------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Financial Highlights
  Net sales and other operating
     revenues from continuing
     operations....................  $1,830,393   $1,679,819   $1,614,315     $1,556,986   $1,482,089
                                     ----------   ----------   ----------     ----------   ----------
  Income from continuing
     operations....................  $  171,932   $   78,691   $   37,410     $   62,223   $   39,825
                                     ----------   ----------   ----------     ----------   ----------
  Long-term debt...................  $  306,443   $  307,828   $  459,275     $  479,882   $  369,609
  Minority interest................  $       --   $       --   $       --     $    9,756   $       --
  Stockholders' equity.............  $  685,000   $  562,489   $  442,273     $  492,955   $  426,863
                                     ----------   ----------   ----------     ----------   ----------
     Total capitalization..........  $  991,443   $  870,317   $  901,548     $  982,593   $  796,472
                                     ----------   ----------   ----------     ----------   ----------
Total assets.......................  $1,654,333   $1,616,756   $1,489,473     $1,554,529   $1,462,396
                                     ----------   ----------   ----------     ----------   ----------
Per Share:
  Income from continuing
     operations....................  $     4.35   $     1.96   $     0.90(a)  $     1.59   $     0.85
  Net income.......................  $     4.35   $     1.96   $     0.20(b)  $     1.59   $     2.90
  Cash dividends...................  $     0.60   $     0.53   $     0.52     $     0.52   $     0.52
                                     ----------   ----------   ----------     ----------   ----------
Average shares outstanding --
  thousands........................      38,726       38,249       37,438         36,802       42,556

---------------
(a) Includes charge of $0.83 per share for the restructuring of the Company's Specialty Chemicals and Materials businesses and a favorable energy accrual adjustment of $0.23 per share. (see Item 7 of this Report)

(b) Includes a charge of $0.70 per share for the cumulative effect of required accounting changes. (see Item 7 of this Report)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Building on global economic strength that began in late 1994, Cabot achieved strong financial results in each of its specialty chemicals businesses, and in each of the four geographic regions in which it operates. Cabot had earnings from continuing operations of $171.9 million ($4.35 per common share), more than doubling 1994 earnings. Operating profit increased 63% in 1995 to $299.5 million. The increase was primarily due to margin improvement and higher volumes in the Specialty Chemicals and Materials Group.

     The following analysis of financial condition and operating results should be read in conjunction with the Company's Consolidated Financial Statements and accompanying Notes.

RESULTS OF OPERATIONS

     Net sales and other operating revenues increased 9% in 1995 over 1994, compared to a gain of 4% in 1994 over 1993. The improvement came from the Specialty Chemicals and Materials Group. Sales benefited from strong global economies and strength in the automotive and tire markets. Europe realized the most significant improvement over 1994. Demand for Cabot products was exceptional. Price increases in many businesses further enhanced sales. In the Energy Group, the Company's liquefied natural gas (LNG) business experienced sales declines as a result of a low level of supplies of LNG due to the refurbishment of the liquefaction facilities of the Company's Algerian supplier.


Revenues

Specialty Chemicals and Materials vs. Energy ($ millions)


                [BAR GRAPH]            91      92      93      94      95
-------------------------------------------------------------------------------
Specialty Chemicals & Materials      $1,129  $1,181  $1,192  $1,241  $1,488
-------------------------------------------------------------------------------
Energy                               $  354  $  376  $  423  $  439  $  343
-------------------------------------------------------------------------------


     The 4% increase in the Company's net sales and other operating revenues in 1994 versus 1993 included improvement in both the Specialty Chemicals and Materials Group and the Energy Group. The Specialty Chemicals and Materials Group benefited from improving economies in several parts of the world, particularly in North and South America, and the resulting improvement in the tire and automotive industries. In the Energy Group, revenue gains from 1994 over 1993 were mostly due to the Company's LNG business, which benefited from an unusually cold winter in the northeastern United States, prompting increased demand and higher natural gas prices.

     The Company has announced plans to add capacity to its North American tire blacks business as a result of entering into long-term supply contracts with certain tire customers. The Company has also announced plans to add capacity to its South American carbon black operations and to build a new North American fumed silica plant.

     Cost of sales as a percentage of net sales improved in 1995 to 69%, from 73% in 1994, and 75% in 1993. The decrease in 1995 results from better pricing and higher capacity utilization in many of the Company's Specialty Chemicals and Materials businesses, more than offsetting higher material costs. The improvement in 1994 was mainly due to better capacity utilization and lower material costs.

     Selling, research, and administrative expenses increased 9%, or $23 million, in 1995 versus an increase of 8%, or $20 million, in 1994. The 1995 increase is largely a result of additional research and development dedicated to developing new, higher value products and processes, higher incentive compensation and additional selling expenses associated with increased volumes. These increases were partially offset by reduced expenses in the Company's safety products and specialty composites business as a result of the July 1995 ownership restructuring. The 1994 increase relates to increased investment in systems and marketing development, increased incentive compensation and additional research and development as cited above.

OPERATING PROFIT

     Operating profit was $299.5 million in 1995, $184.3 million in 1994, and $118.4 million in 1993. Operating profit in 1993 included a $47.4 million restructuring charge to rationalize European production capacity. Operating margins as a percentage of sales were 16% in 1995, 11% in 1994, and 10% before the restructuring charge in 1993.

     Operating profit increased 63% in 1995 over 1994 as a result of significant improvement in the Specialty Chemicals and Materials Group, slightly dampened by declines in the Energy Group.

Operating Margins

Specialty Chemicals and Materials

(percent)

             [BAR GRAPH]                91      92      93*     94      95
--------------------------------------------------------------------------------
Operating Margins                      9.1%    13.1%   8.5%    13.4%   19.3%
--------------------------------------------------------------------------------

  * includes $47.4 million restructuring charge.


     The most significant increases in operating profit were seen in the Company's European Specialty Chemicals businesses, as the full effect of economic recovery in that region was realized. In addition, better pricing conditions, improved product mix and higher capacity utilization significantly improved margins in all Specialty Chemicals businesses.

     In the Energy Group, operating profit in fiscal year 1995 was down primarily due to reduced supplies of LNG in the Company's LNG business.

     Included in 1994 operating profit was a $4.0 million reversal of the 1993 Specialty Chemicals and Materials Group restructuring charge based on lower actual costs incurred during the closing of a carbon black plant in Europe. Also during 1994, a $6.2 million charge was taken to write off the Company's investment in its Japanese carbon black affiliate as a result of significant ongoing losses.

OTHER EXPENSES

     Interest expense for 1995, 1994 and 1993 was $35.6 million, $41.7 million and $44.0 million, respectively. The decrease in 1995 is primarily due to lower average total debt and the results of refinancing fixed-rate, high coupon debt with short-term floating-rate debt at lower interest rates during the year. The improvement in 1994 was attributable to lower average debt than in 1993.

     Unallocated corporate expenses were $27.7 million in 1995 as compared with $23.4 million in 1994 and $20.7 million in 1993. Increases resulted from higher incentive compensation and environmental expenses, partially offset by higher interest and dividend income. Except for these items, unallocated corporate expenses have been relatively flat from 1993 to 1995.

     "Adjustments of reserves related to divested businesses" includes charges related to environmental matters of $12.5 million in 1995 and $11.0 million in 1994. These adjustments are based on the Company's estimates of additional costs likely to be incurred at various environmental sites. The Company is now in the implementation stage of remediation on certain sites, and its ability to accurately estimate its share of those costs has improved significantly. In 1994, the Company also reversed $10.2 million of energy reserves based on the settlement of a significant case during that year. This compares to a $14.2 million reversal of energy reserves in 1993.

PROVISION FOR INCOME TAXES

     The effective tax rates on income from continuing operations were 39% in 1995, 38% in 1994 and 44% in 1993. The increased tax rate in 1995 resulted from the sale of a majority interest in the Company's safety business. The Company's fiscal year 1995 effective tax rate would have been 37% without that transaction. A more detailed analysis of income taxes is presented in Note K to the Consolidated Financial Statements.

NET INCOME

     Reported income in 1995 was $171.9 million ($4.35 per common share), compared with $78.7 million ($1.96 per common share) in 1994, and $37.4 million ($0.90 per common share) before accounting changes in 1993. Income in 1995 includes a before-tax gain of $32.6 million ($0.37 per common share) associated with the sale of a majority interest of Cabot Safety Corporation, and a before-tax charge of $12.5 million ($0.20 per common share) due to an additional adjustment in environmental reserves. Income in 1994 included a $10.2 million ($0.16 per common share) gain due to the reversal of energy reserves and an $11.0 million ($0.18 per common share) expense due to an additional adjustment in environmental reserves. Income in 1993 included a $47.4 million before-tax restructuring charge, a $14.2 million before-tax favorable energy reserve adjustment and a $26.1 million after-tax charge for required accounting changes. Without these adjustments, income from operations would have been $165.3 million ($4.18 per common share) in 1995, $79.2 million ($1.98 per common share) in 1994, and $59.8 million ($1.50 per common share) in 1993.

SPECIALTY CHEMICALS AND MATERIALS GROUP

     The Specialty Chemicals and Materials Group includes the Company's global specialty chemicals operations. These operations manufacture carbon black, a very fine black powder used as a reinforcing agent in tires and most industrial rubber products, and also widely used as an agent in many specialty applications such as inks, plastics, cables and coatings; fumed silica, a specialty chemical used as a thickening, dispersing and reinforcing agent in hundreds of products such as silicone rubber and polyester resins; thermoplastic concentrates and specialty compounds; and tantalum capacitor materials and other metals and alloys for the semiconductor, aerospace, defense and medical markets. On July 11, 1995, the Company restructured the ownership of its safety products and specialty composites business into a new corporation owned by the Company, Vestar Partners and Cabot Safety management. Effective with the restructuring, the Company's interest in the results of the new corporation is reflected in "Equity in net income of affiliated companies."

     Sales for the Specialty Chemicals and Materials Group were up 20% in 1995 and 4% in 1994. All businesses reported double-digit revenue growth in 1995 versus 1994. Each of the four geographic regions had increased sales. Most notable was a 41% increase in European revenues, reflecting the economic recovery in that region. Sales growth for the Group was driven by an overall 10% increase in volumes, most of which occurred during the first half of the year, and much improved pricing in many businesses. Sales growth in 1994 was primarily driven by volume improvement and economic recovery in North and South America.

                  SELECTED FINANCIAL DATA BY INDUSTRY SEGMENT

                                                          YEARS ENDED SEPTEMBER 30,
                                         ------------------------------------------------------------
                                           1995         1994         1993         1992         1991
                                         --------     --------     --------     --------     --------
                                                            (DOLLARS IN MILLIONS)
NET SALES AND OTHER OPERATING REVENUES
Specialty Chemicals and Materials......  $1,487.8     $1,241.1     $1,191.8     $1,181.0     $1,128.6
Energy.................................     342.6        438.7        422.5        376.0        353.5
                                         --------     --------     --------     --------     --------
          Net sales and other operating
            revenues...................  $1,830.4     $1,679.8     $1,614.3     $1,557.0     $1,482.1
                                         ========     ========     ========     ========     ========
OPERATING PROFIT
Specialty Chemicals and Materials(a)...  $  286.8     $  165.9     $  101.7     $  155.0     $  103.2
Energy.................................      12.7         18.4         16.7         18.2          9.5
                                         --------     --------     --------     --------     --------
          Total operating profit.......     299.5        184.3        118.4        173.2        112.7
                                         --------     --------     --------     --------     --------
Interest expense.......................      35.6         41.7         44.0         41.7         38.6
Unallocated corporate expenses, net(b).      27.7         23.4         20.7         14.9         11.7
Gain on sale of safety business........     (32.6)          --           --           --           --
Adjustment of reserves related to
  divested businesses..................      12.5          0.8        (14.2)          --           --
                                         --------     --------     --------     --------     --------
          Income from continuing
            operations before income
            taxes......................  $  256.3     $  118.4     $   67.9     $  116.6     $   62.4
                                         ========     ========     ========     ========     ========
DEPRECIATION AND AMORTIZATION
Specialty Chemicals and Materials......  $   91.2     $   83.3     $   81.5     $   80.5     $   70.8
Energy.................................       2.8          2.8          2.8          2.7         17.9
General corporate......................       0.2          0.2          0.2          0.9          0.5
                                         --------     --------     --------     --------     --------
          Total........................  $   94.2     $   86.3     $   84.5     $   84.1     $   89.2
                                         ========     ========     ========     ========     ========
FIXED ASSET ADDITIONS
Specialty Chemicals and Materials......  $  130.4     $   70.7     $   63.9     $   76.5     $  138.0
Energy.................................       0.8          2.9          0.7          1.3         59.4
General corporate......................        --           --          0.4          0.3          0.6
                                         --------     --------     --------     --------     --------
          Total........................  $  131.2     $   73.6     $   65.0     $   78.1     $  198.0
                                         ========     ========     ========     ========     ========
IDENTIFIABLE ASSETS
Specialty Chemicals and Materials......  $1,167.9     $1,172.2     $1,117.4     $1,191.2     $1,059.6
Energy.................................     133.8        127.4        116.1        132.6        159.4
General corporate(c)...................     253.7        231.0         89.3         79.9         83.5
Equity in affiliates -- Specialty
  Chemicals and Materials..............      98.9         86.2        103.1         91.0        100.1
Equity in affiliates -- Energy.........        --           --         63.6         59.8         59.8
                                         --------     --------     --------     --------     --------
          Total........................  $1,654.3     $1,616.8     $1,489.5     $1,554.5     $1,462.4
                                         ========     ========     ========     ========     ========

---------------
(a) Includes a $47.4 restructuring charge in 1993.

(b) Unallocated corporate expenses, net, include corporate management costs reduced by investment income.

(c) General corporate assets include cash, temporary cash investments, investments other than equity basis, income taxes receivable, deferred taxes and headquarters' assets.


             Specialty Chemicals and Materials Revenues

             by Geographic Region (percent)

             1994           [PIE CHART]
             ------------------------------------------
             Pacific Asia                 17%
             ------------------------------------------
             North America                40%
             ------------------------------------------
             Europe                       35%
             ------------------------------------------
             South America                 8%
             ------------------------------------------
             1995           [PIE CHART]
             ------------------------------------------
             Pacific Asia                 16%
             ------------------------------------------
             North America                37%
             ------------------------------------------
             Europe                       39%
             ------------------------------------------
             South America                 8%
             ------------------------------------------

             Revenues include 100% of equity affiliate sales revenues. Region reflects sales destination point.


     In 1995, 63% of Specialty Chemicals and Materials sales made by the Company and its affiliates were to customers outside North America, compared with 60% in 1994, and 62% in 1993.

     Operating profit for the Specialty Chemicals and Materials Group grew 73%, or $120.9 million, in 1995 over 1994, compared to an increase of 63%, or $64.2 million, in 1994 over 1993. Operating profit in 1993 included a restructuring charge of $47.4 million. Before this restructuring charge, operating profit grew 11%, or $16.8 million, in 1994 from 1993. In 1995, significantly stronger pricing, volume growth, higher capacity utilization and an improved product mix all contributed to the substantial margin improvement. The Company also received a significant benefit from favorable currency translations, especially versus European currencies, due to the relative weakness of the dollar. The improvement in 1994 was a result of volume growth and improved product mix.

     Financial results from affiliates are reported in the income statement as "Equity in net income of affiliated companies." In 1995, equity in net income of affiliates was $16.7 million, compared with $5.3 million in 1994. The significant improvement is due to contributions from the new carbon black plant in the Czech Republic that began operation in late 1994, improved earnings in the Company's Mexican carbon black affiliate and the absence of losses from the Company's Japanese carbon black affiliate, the investment in which was written off in the third quarter of 1994.

     The Company is the world's only global manufacturer of carbon black. In 1995, 66% of carbon black volumes sold by the Company and its affiliates were to customers outside North America, compared with 65% in 1994 and 67% in 1993. Carbon black is manufactured on five continents in 25 plants in 19 countries. Many carbon black facilities are wholly owned by the Company, while others are affiliates managed by the Company or by local partners in the specific regions. The Carbon Black Divisions serve three main market sectors, and each is affected in varying degrees by fluctuating economic conditions. Sales to tire manufacturers represent the largest percentage of carbon black volumes. This sector is dependent on both new automobile tire sales and, to a greater degree, the replacement tire market. The makers of industrial rubber products, such as hoses and gaskets, represent a second market for carbon black. The third market is made up of manufacturers of inks and other specialty applications that use very high grade carbon blacks.

     During 1995, the Company entered into long-term carbon black supply agreements of more than six years with several of its tire customers in North America. The contracts are designed to share the Company's investment risks with customers, which, in turn, will allow Cabot to provide a secure carbon black supply to its contract customers and reduce the volatility of the Company's carbon black margins and earnings. These contracts, coupled with the Company's long-term strategy of product differentiation, are aimed at building a less cyclical carbon black business and reducing the Company's susceptibility to economic cycles. In conjunction with the signing of these contracts, the Company announced plans to add manufacturing capacity to its North American tire black business in order to meet the increasing supply obligations outlined in the contracts. In addition, the Company announced plans to add tire black capacity to its South American carbon black operations to meet growing demand in that region. The Company expects to invest approximately $230 million in these two expansion programs and in equipment and facilities designed to meet Clean Air Act requirements. The Company's previously announced carbon black expansion in Indonesia is expected to be completed in 1996.

     The Carbon Black Divisions' total sales for 1995 increased significantly compared to a moderate increase in 1994. Each of the four geographic regions had revenue increases of more than 15%. The increase resulted from continued strength in the North and South American tire and automotive industries, the effect of a full year's economic recovery in Europe, and growing economies in the Pacific Asian region. During most of 1995, worldwide carbon black manufacturing capacity was extremely tight. Prices, most notably in North America, and margins increased during the year. Operating profit reflected the improved prices that more than offset higher raw material costs. The Divisions expect the strong performance to continue into 1996 although economic slowdowns could inhibit further growth.


                 Carbon Black Sales Volumes

                 by Geographic Region (percent)

                 1994            [PIE CHART]
                 -------------------------------------
                 Pacific Asia                 22%
                 -------------------------------------
                 North America                35%
                 -------------------------------------
                 Europe                       30%
                 -------------------------------------
                 South America                13%
                 -------------------------------------
                 1995            [PIE CHART]
                 -------------------------------------
                 Pacific Asia                 21%
                 -------------------------------------
                 North America                34%
                 -------------------------------------
                 Europe                       32%
                 -------------------------------------
                 South America                13%
                 -------------------------------------

                 Volumes include 100% of equity affiliates sales volumes. Region reflects sales destination point.


     In 1994, the moderate increase in carbon black sales was due to the improved North and South American tire and automotive industries, and the beginning of a recovery in the European economy during the second half of the year.

     The Cab-O-Sil Division reported a 19% revenue gain in 1995 compared to 1994, with improvement in both North America and Europe. Operating profit also increased significantly in 1995, reflecting modest volume growth, improved product mix and favorable margins from better pricing and higher capacity utilization. The Division expects continued growth in 1996. In 1994, the Division reported significant improvements in profitability due to strong volume growth, cost management and higher capacity utilization. During 1995, the Company purchased certain assets of the Rippey Corporation related to the sale and distribution of high-purity polishing compounds in an effort to further expand the rapidly developing semiconductor segment of the business. The Company also announced plans to build a new fumed silica plant in Midland, Michigan, to meet the growing demand for new and differentiated silica products. The new plant is estimated to cost $50 million, and is expected to begin commercial operation in the first quarter of 1999.

     In the Plastics Division, both revenues and operating profit were up significantly in 1995 compared with 1994. Market conditions that began to improve in late 1994 continued improving into 1995, enabling the Division to improve margins through higher pricing and an improved product mix. Overall volumes for the Division were down slightly year-over-year, reflecting some softening in Europe late in 1995. The Company expects the volume softness to carry into the early part of fiscal 1996 with some pricing pressure. In 1994, the Division's operating profit grew moderately as a result of careful cost management and restructuring initiatives undertaken in 1993, as well as improving economic conditions in Europe.

     Cabot Performance Materials reported a 15% increase in revenues and a similar increase in profits in 1995 versus 1994. The improved results reflect the continued strong performance of the tantalum capacitor business, partially offset by continued operating problems, primarily related to yield and throughput. The

Division expects continued growth in 1996 driven by the tantalum capacitor business. The Company has begun making significant investments in this business to expand capacity and improve operating efficiency, of which at least $35 million will be spent in 1996. Part of this capital investment program will include the construction of a new $10 million cesium formate production facility. In 1994, performance of the Division was negatively impacted by the operating problems mentioned previously.

     On July 11, 1995, the Company restructured the ownership of its safety and specialty composite materials business into a new corporation owned by the Company, Vestar Equity Partners and the management of the newly formed Cabot Safety Corporation. This transaction yielded approximately $128 million in after-tax proceeds to the Company. Cabot has an approximately 42.5% ownership position in the new corporation. The performance of the business prior to the sale of the majority interest is included as part of the Specialty Chemicals and Materials Group. During the first three quarters of fiscal 1995, the Company's safety business reported a 26% increase in operating profit over the first three quarters of 1994, due primarily to higher volumes. In 1994, the business reported a slight decrease in profitability due to higher costs associated with marketing programs and one-time expenses. As of the date of the transaction, the Company began accounting for this affiliate using the equity method. As a result, future sales and operating profit of the Specialty Chemical and Materials Group will not include the results of Cabot Safety Corporation. The Company's safety business recorded approximately $155 million of sales and $17 million of operating profit in fiscal 1995 prior to the transaction.

THE ENERGY GROUP

     The Energy Group includes two operating businesses: Cabot LNG Corporation, a liquefied natural gas importing, transporting, terminalling, and marketing operation; and TUCO INC. (TUCO), a coal fuel services business. Until July 13, 1994, the Company owned a 34.4% interest in American Oil and Gas Corporation
(AOG), the earnings of which were reflected in "Equity in net income of affiliated companies." At that time, AOG was merged into a subsidiary of KN Energy, Inc. (KNE), and Cabot became a 17% owner, including warrants, of KNE. The Company's investment in KNE is now accounted for on a cost basis, and dividends from this investment are included in interest and dividend income.

     Energy Group sales were $342.6 million in 1995, $438.7 million in 1994 and $422.5 million in 1993. Operating profit fell to $12.7 million in 1995 from $18.4 million last year. Declines in 1995 revenue and profit are primarily attributable to the Company's LNG business, which has been negatively impacted by reduced supplies of LNG caused by the refurbishment of the liquefaction facilities of the Company's Algerian supplier. The LNG business was able to reduce the impact of the supply curtailments by purchasing available domestic gas at competitive prices. In addition, the overall impact was mitigated by an unseasonably warm 1994-1995 winter in the northeastern United States. Profit in the Company's TUCO business was flat in 1995 compared to 1994 with price improvements offsetting slightly lower volumes.

     Improved Energy Group results in 1994 were due to strong performance in the Company's LNG business, where an unusually cold winter in the northeastern United States boosted demand and resulted in higher natural gas prices. During 1994, TUCO's profit was lower as a result of disruptions in coal transportation from flooding in the midwestern U.S. that significantly reduced inventories of coal. This, in turn, reduced TUCO's service margins under a contractual formula.

     The Company expects reduced supplies of LNG to impair the Energy Group's performance during fiscal 1996. The extent of the impact will depend on the actual number and timing of LNG shipments received, weather patterns and other factors. The Algerian supplier's refurbishment program is expected to be completed in 1996. The Company also cannot predict at this time, what, if any, impact the political instability in Algeria may have on the deliveries of LNG to the Company, but to date, no direct adverse effect has been experienced. The Company continues to explore other short-term LNG supply opportunities. The Company is a 10% shareholder in a company developing a proposed liquefaction plant in Trinidad, and has agreed to purchase 60% of the LNG produced by that plant. LNG from this project is expected to be available during fiscal year 1999. During the fourth quarter of this year, the Company announced plans to sell the stock of its

TUCO subsidiary to Southwestern Public Service Company for approximately $77 million before taxes. The transaction is subject to regulatory approvals and is expected to be completed in fiscal 1996.

CASH FLOW AND LIQUIDITY

     Cash generated in 1995 from the Company's operating activities increased 27% to $182.0 million from $143.8 million in 1994. The increase primarily resulted from higher net income than the year-ago period and an increase in taxes payable. This is partially offset by an increase in accounts receivable related to the increase in sales, most notably in Europe, and an increase in inventories in the Company's TUCO, Performance Materials and Carbon Black businesses.

     Capital spending on property, plant and equipment was $131.2 million in 1995, $73.6 million in 1994 and $65.0 million in 1993. The increased spending in 1995 includes costs associated with capacity expansions in the Company's North American carbon black operations, capital expenditures associated with the Performance Materials and Cab-O-Sil businesses, and the expansion of the Company's Indonesian carbon black subsidiary. Additional costs are expected to be incurred over several years and include an estimated $200 million in North American carbon black (including Clean Air Act compliance costs), $30 million in South American carbon black, and $50 million for a new North American fumed silica plant.

     The Company expects capital spending to more than double in 1996 as it continues to invest in new business opportunities.

          Sources and Uses of Cash

          Fiscal years 1994, 1995 ($ millions)

          Sources of Cash    [BAR GRAPH]          94         95
          --------------------------------------------------------
          Operations                             $144       $182
          --------------------------------------------------------
          Sales of Assets                        $  1       $170
          --------------------------------------------------------


          Uses of Cash       [BAR GRAPH]          94         95
          --------------------------------------------------------
          Capital Expenditures and Investments   $74        $145
          --------------------------------------------------------
          Dividends                              $24        $ 26
          --------------------------------------------------------
          Financing and Other                    $ 6        $171
          --------------------------------------------------------


     These expenditures include a portion of the ones mentioned previously, the Company's share of the Trinidad LNG project, additional expenses for the Performance Materials business, and an amount to further develop the special blacks business. Over the next several years, as the remediation of various environmental sites is carried out, the Company also expects to spend a significant portion of its $51.6 million reserve for costs associated with such remediation. These sites are associated primarily with divested businesses.

     Research and technical service spending was $59.2 million, $48.7 million, and $45.7 million in 1995, 1994 and 1993, respectively. The Company has been increasing the amount of spending to develop new, differentiated products for its specialty chemicals businesses. The Company anticipates research and technical service spending to increase to approximately $80 million in 1996 for these and other initiatives.

Research and Technical Service

Specialty Chemicals and Materials Group ($ millions)

              [BAR GRAPH]
                                       91     92     93     94     95
-----------------------------------------------------------------------
Dollars                               $37.7  $37.5  $45.7  $48.7  $59.2
-----------------------------------------------------------------------
Spending as a percent of sales         3.3%   3.2%   3.8%   3.9%   4.0%
-----------------------------------------------------------------------


     Cabot decreased its borrowings by $114 million and increased cash by $10 million in 1995. Early in the fiscal year, the Company replaced $115 million of 9.875% coupon debt with short-term floating rate debt at lower interest rates. A portion of this debt has been repaid with proceeds from the Cabot Safety transaction.

     During 1995, $76 million of common stock was purchased and is held as treasury stock. The program to repurchase common stock is described below under "Common Stock," and is expected to continue in 1996.

     Primarily due to the Cabot Safety transaction and the Company's strong operating performance in 1995, the ratio of total debt (including short-term debt net of cash) to capital decreased to 29% at the end of 1995 from 42% at the end of 1994. The Company anticipates an increase in the ratio of total debt to capital in 1996 due to planned capital investments and the stock repurchase program.

Total Debt to Capital

(percent)
               [BAR GRAPH]
                                       91     92     93     94     95
-----------------------------------------------------------------------
Total Debt to Capital                 55.9%  51.5%  50.4%  42.1%  29.1%
-----------------------------------------------------------------------

  Total debt includes short-term debt net of cash.


      Management expects cash from operations, proceeds from the Cabot Safety transaction and the anticipated TUCO sale, and present financing arrangements, including the Company's unused line of credit of $250 million, to be sufficient to meet the Company's cash requirements for the foreseeable future.

COMMON STOCK

     In September 1995, the Company announced that it had begun a new share repurchase program for up to 3,000,000 of its common shares in order to reduce the total number of shares outstanding. As of September 30, 1995, approximately 581,000 shares of common stock had been repurchased through this program. The Company also repurchased approximately 944,000 shares in private and open market transactions during fiscal 1995 for the purpose of replacing shares issued under its employee incentive programs.

     During fiscal year 1995, the Company paid cash dividends of $0.60 per share reflecting a quarterly dividend of $0.14 per share for the first three quarters of the year and $0.18 per share in the fourth quarter. The book value per share of Cabot stock increased 24% to $18.32 at September 30, 1995.

NEW ACCOUNTING STANDARDS

     At September 30, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Upon adoption, the Company recorded an unrealized gain on marketable securities available for sale of $46 million. The gain was recorded as a separate component of stockholders' equity, net of a deferred tax liability of $17 million.

     The Company adopted two new accounting principles during 1993, effective as of the beginning of fiscal 1993: SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 109, "Accounting for Income Taxes."

     SFAS No. 106 mandates the accrual of certain postretirement health care and life insurance benefits obligations on an "as-earned" basis. The Company recognized the entire accumulated benefit obligation in 1993 and, as a result, recorded a $43.2 million after-tax charge for the cumulative effect of the change in accounting for postretirement health care and life insurance benefits.

     SFAS No. 109 requires an asset and liability approach for financial accounting and reporting of income taxes. The Company recognized a $17.1 million benefit in 1993 as the cumulative effect of adoption of SFAS No. 109.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this item are set forth on pages F-1 to F-20 of this Report and are indexed herein under Item 14(a) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

--------------------------------------------------------------------------------

                                    PART III

--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required regarding the executive officers of Cabot is included on page 10 of this Report in the unnumbered item captioned "Executive Officers of the Registrant." Certain other information required regarding the directors of Cabot is contained in the Proxy Statement under the heading "Certain Information Regarding Directors." All of such information is incorporated herein by reference.

     The information required regarding the filing of reports by directors, executive officers and 10% stockholders with the Securities and Exchange Commission relating to transactions in Cabot stock is contained in the Proxy Statement under the heading "Certain Securities Filings" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required is contained in the Proxy Statement under the heading "Executive Compensation." All of such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required is contained in the Proxy Statement under the heading "Beneficial Stock Ownership of Directors, Executive Officers and Persons Owning More than Five Percent of Common Stock." All of such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in the Proxy Statement under the heading "Certain Relationships and Related Transactions." All of such information is incorporated herein by reference.

--------------------------------------------------------------------------------

                                    PART IV

--------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements.  Set forth below is a listing of the Consolidated
Financial Statements of the Company with reference to the page numbers in this Report at which such statements are disclosed.

                                                                       PAGE NUMBER
                               DESCRIPTION                            OF THIS REPORT
                               -----------                            --------------
 (1) Consolidated Statements of Income for each of the three fiscal
       years in the period ended September 30, 1995..................    F-1
 (2) Consolidated Balance Sheets at September 30, 1995 and 1994......    F-2
 (3) Consolidated Statements of Cash Flows for each of the three
       fiscal years in the period ended September 30, 1995...........    F-3
 (4) Notes to Consolidated Financial Statements......................    F-4 to F-20
 (5) Statement of Management Responsibility for Financial Reporting
       and Report of Independent Accountants relating to the
       Consolidated Financial Statements listed above................   F-21 to F-22

     (b) Reports on Form 8-K. None, except as previously reported in Cabot's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, file reference 1-5667, filed with the Commission on August 14, 1995.

     (c) Exhibits. (not included in copies of the Form 10-K provided upon request)

     The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K. The Company will furnish to any stockholder, upon written request, any exhibit listed below upon payment by such stockholder to the Company of the Company's reasonable expenses in furnishing such exhibit.

      EXHIBIT
       NUMBER                                         DESCRIPTION
    ------------                                      -----------
     3(a)         --  Certificate of Incorporation of Cabot Corporation restated effective
                      October 24, 1983, as amended February 14, 1985, December 3, 1986, February
                      19, 1987, November 18, 1988, and November 24, 1995, filed herewith.
     3(b)         --  The By-laws of Cabot Corporation as of January 11, 1991 (incorporated herein by reference to Exhibit 3(b) of Cabot's Annual Report on Form 10-K
                      for the year ended September 30, 1991, file reference 1-5667, filed with the Commission on December 27, 1991).
     4(a)         --  Rights Agreement, dated as of November 10, 1995, between Cabot Corporation and The First National Bank of Boston as Rights Agent (incorporated herein by reference to Exhibit 1 of Cabot's Registration Statement on Form 8-A,
                      file reference 1-5667, filed with the Commission on November 13, 1995).
     4(b)(i)      --  Indenture, dated as of December 1, 1987, between Cabot Corporation and The
                      First National Bank of Boston, Trustee (incorporated herein by reference to
                      Exhibit 4 of Amendment No. 1 to Cabot's Registration Statement on Form S-3,
                      Registration No. 33-18883, filed with the Commission).
     4(b)(ii)     --  First Supplemental Indenture, dated as of June 17, 1992, to Indenture, dated as of December 1, 1987, between Cabot Corporation and The First
                      National Bank of Boston, Trustee (incorporated by reference to Exhibit 4.3 of Cabot's Registration Statement on Form S-3, Registration No. 33-48686,
                      filed with the Commission).
     4(c)(i)+     --  Finance Agreement between P.T. Cabot Chemical and Overseas Private
                      Investment Corporation, dated September 10, 1991.
     4(c)(ii)+    --  Facility Agreement and Acknowledgement of Indebtedness (The Hongkong and
                      Shanghai Banking Corporation Limited), dated January 10, 1992.

    EXHIBIT
    NUMBER                                         DESCRIPTION
    -------                                        -----------
    4(c)(iii)+   -- Project Completion Agreement between Cabot Corporation, P.T. Cabot Chemical and The Hongkong and Shanghai Banking Corporation Limited, dated April 28,
                    1992.
    10(a)        -- Form of Distribution Agreement between Cabot Corporation and Merrill Lynch,
                    Pierce, Fenner & Smith Incorporated, Merrill Lynch & Co., Goldman Sachs &
                    Co., and J.P. Morgan Securities Inc. for the issuance and sale of medium-term notes pursuant to a prospectus supplement dated July 17, 1992
                    (incorporated herein by reference to Exhibit 1 of Cabot's Current Report on
                    Form 8-K, dated July 17, 1992, file reference 1-5667, filed with the
                    Commission).
    10(b)(i)     -- Credit Agreement, dated as of January 13, 1994, among Cabot Corporation and
                    11 banks and Morgan Guaranty Trust Company of New York, as agent for the banks (incorporated by reference to Exhibit 4 of Cabot's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993, file reference
                    1-5667, filed with the Commission on February 16, 1993).
    10(b)(ii)    -- Amendment No. 1, dated January 13, 1995, to Credit Agreement, dated as of
                    January 13, 1994, among Cabot Corporation and 11 banks and Morgan Guaranty
                    Trust Company of New York, as agent for the banks, filed herewith.
    10(c)*       -- Equity Incentive Plan, as amended (incorporated herein by reference to
                    Exhibit 99 of Cabot's Registration Statement on Form S-8, Registration No.
                    33-53659, filed with the Commission).
    10(d)        -- Note Purchase Agreement between John Hancock Mutual Life Insurance Company,
                    State Street Bank and Trust Company, as trustee for the Cabot Corporation
                    Employee Stock Ownership Plan, and Cabot Corporation, dated as of November
                    15, 1988 (incorporated herein by reference to Exhibit 10(c) of Cabot's
                    Annual Report on Form 10-K for the year ended September 30, 1988, file reference 1-5667, filed with the Commission on December 29, 1988).
    10(e)(i)*    -- Supplemental Cash Balance Plan (incorporated herein by reference to Ex-
                    hibit 10(e)(i) of Cabot's Annual Report on Form 10-K for the year ended
                    September 30, 1994, file reference 1-5667, filed with the Commission on
                    December 22, 1994).
    10(e)(ii)*   -- Supplemental Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10(e)(ii) of Cabot's Annual Report on Form 10-K for
                    the year ended September 30, 1994, file reference 1-5667, filed with the
                    Commission on December 22, 1994).
    10(e)(iii)*  -- Supplemental Retirement Incentive Savings Plan (incorporated herein by reference to Exhibit 10(e)(iii) of Cabot's Annual Report on Form 10-K for
                    the year ended September 30, 1994, file reference 1-5667, filed with the
                    Commission on December 22, 1994).
    10(e)(iv)*   -- Supplemental Employee Benefit Agreement with John G.L. Cabot (incorporated herein by reference to Exhibit 10(f) of Cabot's Annual Report on Form 10-K
                    for the year ended September 30, 1987, file reference 1-5667, filed with the Commission on December 28, 1987).
    10(e)(v)*    -- Cabot Corporation Deferred Compensation Plan, dated January 1, 1995, filed herewith.
    10(f)*       -- Form of severance agreement entered into between Cabot and various managers
                    (incorporated herein by reference to Exhibit 10(g) of Cabot's Annual Report on Form 10-K in the year ended September 30, 1991, file reference 1-5667, filed with the Commission on December 27, 1991).
    10(g)        -- Group Annuity Contract No. GA-6121 between The Prudential Insurance Company of America and State Street Bank and Trust Company, dated June 28, 1991
                    (incorporated herein by reference to Exhibit 10(h) of Cabot's Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the Commission on December 27, 1991).
    10(h)*       -- Non-employee Directors' Stock Compensation Plan (incorporated herein by reference to Exhibit A of Cabot's Proxy Statement for its 1992 Annual
                    Meeting of Stockholders, file reference 1-5667, filed with the Commission on December 27, 1991).

      EXHIBIT
       NUMBER                                         DESCRIPTION
      -------                                         -----------
    10(i)(i)      --  Amended and Restated Omnibus Acquisition Agreement among American Oil and
                      Gas Corporation, Cabot Corporation and Cabot Transmission Corporation,
                      dated as of November 13, 1989 (incorporated herein by reference to Exhibit
                      (2) of Cabot's Current Report on Form 8-K, dated November 16, 1989, file reference 1-5667, filed with the Commission).

    10(i)(ii)     --  Amended and Restated Basket Agreement among American Oil and Gas
                      Corporation, American Pipeline Company, Cabot Corporation and Cabot
                      Transmission Corporation, dated as of June 30, 1990 (incorporated herein by reference to Exhibit 10(n) of Cabot's Annual Report on Form 10-K for the
                      year ended September 30, 1990, file reference 1-5667, filed with the
                      Commission on December 24, 1990).

    10(i)(iii)    --  First Amendment, dated March 31, 1992, to Amended and Restated Omnibus
                      Acquisition Agreement among American Oil and Gas Corporation, Cabot
                      Corporation and Cabot Transmission Corporation, dated as of November 13,
                      1989, and to Amended and Restated Basket Agreement among American Oil and
                      Gas Corporation, American Pipeline Company, Cabot Corporation and Cabot
                      Transmission Corporation, dated as of June 30, 1990 (incorporated herein by reference to Exhibit 10(i)(ii) of Cabot's Annual Report on Form 10-K for
                      the year ended September 30, 1992, file reference 1-5667, filed with the
                      Commission on December 24, 1992).

    10(j)         --  Agreement for the Sale and Purchase of Liquefied Natural Gas and
                      Transportation Agreement, dated April 13, 1976, between Sonatrach and
                      Distrigas Corporation, and Amendment No. 3 to said Agreement, dated
                      February 21, 1988 (incorporated herein by reference to Exhibit 10(j) of
                      Cabot's Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December 22, 1994).

    10(k)         --  Agreement for the Sale and Purchase of Liquefied Natural Gas and
                      Transportation Agreement, dated December 11, 1988, between Sonatrading and
                      Distrigas Corporation (incorporated herein by reference to Exhibit 10(p) of
                      Cabot's Annual Report on Form 10-K for the year ended September 30, 1989, file reference 1-5667, filed with the Commission on December 28, 1989).

    10(l)         --  Contract for sale of vessel GAMMA between Cabot LNG Shipping Corporation and the United States of America, dated September 18, 1990 (incorporated herein by reference to Exhibit 10(q) of Cabot's Annual Report on Form 10-K
                      for the year ended September 30, 1990, file reference 1-5667, filed with the Commission on December 24, 1990).

    10(m)         --  Mutual Assurances Agreements among Cabot Corporation, L'Entreprise
                      Nationale pour la Recherche, la Production, le Transport, la Transformation
                      et la Commercialisation des Hydrocarbures ("Sonatrach"), Distrigas
                      Corporation and Sonatrading Amsterdam B.V., dated February 21, 1988 and
                      December 11, 1988, respectively (incorporated herein by reference to
                      Exhibit 10.1 of Cabot's Current Report on Form 8-K, dated July 17, 1992, file reference 1-5667, filed with the Commission).

    10(n)(i)      --  Agreement between K N Energy, Inc. ("KNE"), American Oil and Gas
                      Corporation ("AOG") and Cabot Corporation, dated June 27, 1994
                      (incorporated herein by reference to Exhibit 1 of Cabot's Schedule 13D relating to KNE, file reference 1-5667, filed with the Commission on July
                      22, 1994 (the "KNE Schedule 13D")).

    10(n)(ii)     --  Registration Rights Agreement between KNE and Cabot Corporation, dated July
                      13, 1994 (incorporated herein by reference to Exhibit 2 of the KNE Schedule
                      13D).

    10(n)(iii)    --  Share Transfer and Registration Agreement between KNE and Cabot
                      Corporation, dated July 13, 1994 (incorporated herein by reference to
                      Exhibit 3 of the KNE Schedule 13D).

    10(n)(iv)     --  KNE By-law provision (incorporated herein by reference to Exhibit 10(o)(iv)
                      of Cabot's Annual Report on Form 10-K for the year ended September 30,
                      1994, file reference 1-5667, filed with the Commission on December 22,
                      1994).

      EXHIBIT
       NUMBER                                         DESCRIPTION
    ------------      ---------------------------------------------------------------------------
    10(n)(v)      --  Request of Cabot for No Action Letter from staff of Securities and Exchange
                      Commission dated June 28, 1994, and reply dated July 6, 1994 (incorporated herein by reference to Exhibit 10(o)(v) of Cabot's Annual Report on Form
                      10-K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December 22, 1994).
    10(n)(vi)     --  Application of Cabot for Declaration of Non-holding Company Status Pursuant to Section 2(a)(7) of the Public Utility Holding Company Act of 1935, dated
                      July 11, 1994 (incorporated herein by reference to Exhibit 10(o)(vi) of
                      Cabot's Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December 22, 1994).
    10(o)(i)      --  Asset Transfer Agreement, dated as of June 13, 1995, among Cabot Safety
                      Corporation, Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation,
                      Cabot Safety Holdings Corporation and Cabot Safety Acquisition Corporation
                      (incorporated herein by reference to Exhibit 2(a) of Cabot Corporation's
                      Current Report on Form 8-K, dated July 11, 1995, file reference 1-5667, filed with the Commission).
    10(o)(ii)     --  Stockholders' Agreement, dated as of July 11, 1995, among Vestar Equity
                      Partners, L.P., Cabot CSC Corporation, Cabot Safety Holdings Corporation,
                      Cabot Corporation and various other parties thereto (incorporated herein by reference to Exhibit 2(b) of Cabot Corporation's Current Report on Form
                      8-K, dated July 11, 1995, file reference 1-5667, filed with the
                      Commission).
    11            --  Statement Re: Computation of Per Share Earnings, filed herewith.
    12            --  Statement Re: Computation of Ratio of Earnings to Fixed Charges, filed herewith.
    21            --  List of Significant Subsidiaries, filed herewith.
    24            --  Power of attorney for signing of this Annual Report on Form 10-K, filed herewith.
    27            --  Financial Data Schedule, filed herewith.

---------------
+ The Registrant agrees to furnish to the Commission upon request a copy of these instruments with respect to long-term debt (not filed as an exhibit), none of which relates to securities exceeding 10% of the total assets of the Registrant and its consolidated subsidiaries.

* Management contract or compensatory plan or arrangement.

     (d) Schedules. The Schedules have been omitted for the reason that they are not required, not applicable, or the required information is included in the financial statements or notes thereto.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statement on Form S-8, Registration No. 33-28699 (filed May 12, 1989), the Registrant's Registration Statement on Form S-8, Registration No. 33-52940 (filed October 5, 1992) and the Registrant's Registration Statement on Form S-8, Registration No. 33-53659 (filed May 16, 1994):

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

                                          CABOT CORPORATION (Registrant)

                                          By  /s/  SAMUEL W. BODMAN
                                             ---------------------------------
                                             Samuel W. Bodman, Chairman of the
                                             Board and Chief Executive Officer

Date: December 21, 1995

     Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURES                              TITLE                      DATE
                ----------                              -----                      ----
          /s/  SAMUEL W. BODMAN             Chairman of the Board and       December 21, 1995
------------------------------------------  Director (Principal Executive
             Samuel W. Bodman               Officer)

          /s/  KENYON C. GILSON             Vice President and Chief        December 21, 1995
------------------------------------------  Financial Officer (Principal
             Kenyon C. Gilson               Financial Officer)

          /s/  PAUL J. GORMISKY             Vice President and Controller   December 21, 1995
------------------------------------------  (Principal Accounting Officer)
             Paul J. Gormisky

                    *                       Director                        December 21, 1995
------------------------------------------
             Jane C. Bradley

                    *                       Director                        December 21, 1995
------------------------------------------
            Kennett F. Burnes

                    *                       Director                        December 21, 1995
------------------------------------------
             John G.L. Cabot

                    *                       Director                        December 21, 1995
------------------------------------------
            Robert A. Charpie

                    *                       Director                        December 21, 1995
------------------------------------------
           Arthur L. Goldstein


                SIGNATURES                              TITLE                      DATE
                ----------                              -----                      ----
                    *                       Director                        December 21, 1995
------------------------------------------
           Robert P. Henderson

                    *                       Director                        December 21, 1995
------------------------------------------
             Arnold S. Hiatt

                    *                       Director                        December 21, 1995
------------------------------------------
              Gerrit Jeelof

                    *                       Director                        December 21, 1995
------------------------------------------
             John H. McArthur

                    *                       Director                        December 21, 1995
------------------------------------------
             John F. O'Brien

                    *                       Director                        December 21, 1995
------------------------------------------
             David V. Ragone

                    *                       Director                        December 21, 1995
------------------------------------------
          Charles P. Siess, Jr.

                    *                       Director                        December 21, 1995
------------------------------------------
             Morris Tanenbaum

                    *                       Director                        December 21, 1995
------------------------------------------
             Lydia W. Thomas

*By      /s/  CHARLES D. GERLINGER
------------------------------------------
            Charles D. Gerlinger
            as Attorney-in-Fact

[COOPERS & LYBRAND LETTERHEAD]

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We consent to the incorporation by reference in the registration statements of Cabot Corporation on Form S-3 (File No. 33-48686) and on Forms S-8 (File Nos. 33-28699, 33-52940 and 33-53659) of our report dated October 30, 1995, on our audit of the consolidated financial statements of Cabot Corporation as of September 30, 1995 and 1994, and for each of the three years in the period ended September 30, 1995, which report is included in this Annual Report on Form 10-K.

                                          Coopers & Lybrand L.L.P.

Boston, Massachusetts
December 20, 1995

                               CABOT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED SEPTEMBER 30
                                                         ----------------------------------------
                                                            1995           1994           1993
                                                            ----           ----           ----
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                         AMOUNTS)
Revenues:
     Net sales and other operating revenues...........   $1,830,393     $1,679,819     $1,614,315
     Interest and dividend income.....................       10,492          6,742          4,225
                                                         ----------     ----------     ----------
          Total revenues..............................    1,840,885      1,686,561      1,618,540
                                                          =========      =========      =========
Costs and expenses:
     Cost of sales....................................    1,258,964      1,234,272      1,211,655
     Selling and administrative expenses..............      234,693        222,069        204,804
     Research and technical service...................       59,184         48,701         45,651
     Interest expense (Note G)........................       35,639         41,668         44,043
     Specialty Chemicals and Materials Group
       restructuring (Note B).........................           --         (4,000)        47,400
     Gain on resolution of matters from divested
       energy businesses (Note B).....................           --        (10,210)       (14,177)
     Gain on sale of safety business (Note B).........      (32,625)            --             --
     Other charges, net...............................       28,688         35,736         11,264
                                                         ----------     ----------     ----------
          Total costs and expenses....................    1,584,543      1,568,236      1,550,640
                                                          =========      =========      =========
Income before income taxes............................      256,342        118,325         67,900
Provision for income taxes (Note K)...................     (101,080)       (44,963)       (30,699)
Equity in net income of affiliated companies
  (Note D)............................................       16,670          5,329            209
                                                         ----------     ----------     ----------
Income before cumulative effect of accounting
  changes.............................................      171,932         78,691         37,410
                                                         ----------     ----------     ----------
Cumulative effect of accounting changes
  (Notes H and K).....................................           --             --        (26,109)
                                                         ----------     ----------     ----------
          Net income..................................      171,932         78,691         11,301
                                                          =========      =========      =========
Dividends on preferred stock, net of tax benefit of
  $1,911, $1,929 and $1,934...........................       (3,551)        (3,583)        (3,632)
                                                         ----------     ----------     ----------
          Income applicable to common shares..........   $  168,381     $   75,108     $    7,669
                                                          =========      =========      =========
Income per common share (Notes A and I):
Primary
     Continuing operations............................   $     4.35     $     1.96     $     0.90
     Cumulative effect of accounting changes..........           --             --          (0.70)
                                                         ----------     ----------     ----------
          Income per share............................   $     4.35     $     1.96     $     0.20
Fully diluted
     Continuing operations............................   $     4.04     $     1.84     $     0.90
     Cumulative effect of accounting changes..........           --             --          (0.70)
                                                         ----------     ----------     ----------
          Income per share............................   $     4.04     $     1.84     $     0.20
                                                          =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                      SEPTEMBER 30
                                                                                -------------------------
                                                                                   1995           1994
                                                                                   ----           ----
                                                 ASSETS                          (DOLLARS IN THOUSANDS)
Current assets:
    Cash and cash equivalents................................................   $   90,792     $   80,917
    Accounts and notes receivable (net of reserve for doubtful accounts of
     $5,207 and $7,697)......................................................      292,777        272,787
    Inventories (Note C).....................................................      253,110        216,882
    Prepaid expenses.........................................................       13,499         13,293
    Deferred income taxes (Note K)...........................................       27,681         22,509
                                                                                ----------     ----------
         Total current assets................................................      677,859        606,388
                                                                                ----------     ----------
Investments:
    Equity (Notes B and D)...................................................       98,866         86,164
    Other (Notes D and I)....................................................      119,866        115,768
                                                                                ----------     ----------
         Total investments...................................................      218,732        201,932
                                                                                ----------     ----------
Property, plant and equipment (Note E).......................................    1,447,653      1,381,576
Accumulated depreciation and amortization....................................     (741,132)      (687,068)
                                                                                ----------     ----------
         Net property, plant and equipment...................................      706,521        694,508
                                                                                ----------     ----------
Other assets:
    Intangible assets (net of accumulated amortization of $3,396 and
     $34,534)................................................................       13,922         74,089
    Deferred income taxes (Note K)...........................................        6,949          6,722
    Other assets.............................................................       30,350         33,117
                                                                                ----------     ----------
         Total other assets..................................................       51,221        113,928
                                                                                ----------     ----------
Total assets.................................................................   $1,654,333     $1,616,756
                                                                                ==========     ==========
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable to banks...................................................   $   52,437     $   26,480
    Current portion of long-term debt (Note G)...............................       15,709        159,724
    Accounts payable and accrued liabilities (Note F)........................      260,879        281,342
    U.S. and foreign income taxes............................................       69,286          3,626
    Deferred income taxes (Note K)...........................................        4,068          3,943
                                                                                ----------     ----------
         Total current liabilities...........................................      402,379        475,115
                                                                                ----------     ----------
Long-term debt (Note G)......................................................      306,443        307,828
Deferred income taxes (Note K)...............................................      100,353        124,286
Other liabilities (Notes H and L)............................................      160,158        147,038
Commitments and contingencies (Note L)
Stockholders' equity (Notes D, G, H, I and J):
Preferred stock:
    Authorized: 2,000,000 shares of $1 par value
      Series A Junior Participating Preferred Stock
         Issued and outstanding: none
      Series B ESOP Convertible Preferred Stock 7.75% Cumulative
         Issued: 75,336 shares (aggregate redemption value of $72,479 and
           $73,577)..........................................................       75,336         75,336
Less cost of shares of preferred treasury stock..............................       (4,836)        (4,003)
Common stock:
    Authorized: 80,000,000 shares of $1 par value
    Issued: 67,774,968 shares................................................       67,775         67,775
Additional paid-in capital...................................................       17,799          3,783
Retained earnings............................................................    1,062,482        916,942
Less cost of shares of common treasury stock (including unearned amounts of
  $10,834 and $7,884)........................................................     (539,585)      (475,055)
Deferred employee benefits...................................................      (65,907)       (67,403)
Unrealized gain on marketable securities.....................................       32,023         28,787
Foreign currency translation adjustments.....................................       39,913         16,327
                                                                                ----------     ----------
    Total stockholders' equity...............................................      685,000        562,489
                                                                                ----------     ----------
Total liabilities and stockholders' equity...................................   $1,654,333     $1,616,756
                                                                                ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED SEPTEMBER 30
                                                            ------------------------------------
                                                              1995          1994         1993
                                                              ----          ----         ----
                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...............................................   $ 171,932     $ 78,691     $  11,301
Adjustments to reconcile net income to cash provided by
  operating activities:
     Depreciation and amortization.......................      94,184       87,357        85,155
     Deferred tax (benefit) provision....................     (24,163)      27,084       (12,176)
     Gain on sale of safety business.....................     (32,625)          --            --
     Gain on sales of investments........................          --           --        (2,841)
     Effects of accounting changes.......................          --           --        26,109
     Equity in income of affiliated companies, net of
       dividends received................................      (6,292)         309         5,779
     Other, net..........................................       6,694        5,750         3,391
  Changes in assets and liabilities, excluding safety
     business assets and liabilities sold:
       Increase in accounts receivable...................     (37,354)      (3,042)      (17,332)
       (Increase) decrease in inventories................     (57,987)     (13,688)       17,412
       (Decrease) increase in accounts payable and
          accruals.......................................      (6,905)     (27,862)       38,555
       Other, net........................................      74,477      (10,832)       33,790
                                                            ---------     --------     ---------
  Cash provided by operating activities..................     181,961      143,767       189,143
                                                            =========     ========     =========
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment...............    (131,214)     (73,555)      (65,009)
Proceeds on sale of safety business......................     169,178           --            --
Investments and acquisitions (excluding cash acquired)...     (13,874)        (371)      (40,905)
Sales of property, plant and equipment, and
  investments............................................         373          545         3,506
                                                            ---------     --------     ---------
  Cash provided (used) by investing activities...........      24,463      (73,381)     (102,408)
                                                            =========     ========     =========
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt.............................      17,385        1,189         9,259
Repayments of long-term debt.............................    (157,609)     (41,584)       (7,076)
Net increase (decrease) in short-term debt...............      25,980       24,979       (66,700)
Purchases of treasury stock..............................     (76,251)      (1,000)         (367)
Sales and issuances of treasury stock....................      19,658        8,703        13,014
Cash dividends paid to stockholders......................     (26,392)     (23,552)      (22,920)
                                                            ---------     --------     ---------
  Cash used by financing activities......................    (197,229)     (31,265)      (74,790)
                                                            =========     ========     =========
Effect of exchange rate changes on cash..................         680        1,529        (2,334)
                                                            ---------     --------     ---------
Increase in cash and cash equivalents....................       9,875       40,650         9,611
Cash and cash equivalents at beginning of year...........      80,917       40,267        30,656
                                                            ---------     --------     ---------
  Cash and cash equivalents at end of year...............   $  90,792     $ 80,917     $  40,267
                                                            =========     ========     =========

   The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The significant accounting policies of the Company are described below.

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

CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all time deposits and short-term investments with a maturity of three months or less at time of purchase to be cash equivalents.

FOREIGN CURRENCY TRANSLATION

     Substantially all assets and liabilities of the Company's foreign operations are translated at year-end exchange rates. Revenues and expenses are translated at the weighted average rates during the year. Foreign currency gains and losses arising from transactions are reflected in net income. Balance sheet translation gains and losses are reflected as a separate component of stockholders' equity.

INVENTORIES

     Inventories are stated at the lower of cost or market. The cost of most domestic inventories is determined using the last-in, first-out (LIFO) method. The cost of other domestic and all foreign inventories is determined using the average cost method or the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. For financial reporting purposes, depreciation of property, plant and equipment is calculated using primarily the straight-line method based on estimated economic lives of 3 to 25 years.

EARNINGS PER SHARE

     Earnings per share is computed on the basis of weighted average shares outstanding during each year. Fully diluted earnings per share considers conversion of the Company's Series B ESOP Convertible Preferred Stock held by the Company's Employee Stock Ownership Plan (Note I) and shares issuable under the Company's incentive compensation plans (Note J).

INCOME TAXES

     In the fourth quarter of 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," retroactive to October 1, 1992. Under SFAS No. 109, deferred income taxes are provided based on the estimated future tax effects of differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Provisions are made for the U.S. income tax liability and additional foreign taxes on the undistributed earnings of foreign subsidiaries, except for amounts the Company has designated to be permanently reinvested (Note K).

                               CABOT CORPORATION

INTANGIBLE ASSETS

     Intangible assets are comprised of the cost of business acquisitions in excess of the fair value assigned to the net tangible assets acquired and the costs of technology, licenses and patents purchased in business acquisitions. The excess of cost over the fair value of net assets acquired is amortized on the straight-line basis over either 40 years or an estimated useful life, whichever is shorter. Other intangibles are amortized over their estimated useful lives. The Company considers the impairment of long-lived assets, in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets," based on an assessment of the asset's ability to contribute to the profitability of the Company. Included in other charges is amortization expense of $6,638,000, $7,661,000 and $6,884,000, in 1995, 1994 and
1993, respectively.

FINANCIAL INSTRUMENTS

     Forward foreign currency exchange contracts and currency options are used to manage foreign currency exposures. Realized and unrealized gains and losses on these contracts are recorded in net income currently, with the exception of gains or losses on contracts designated to hedge a net investment, which are recorded as translation adjustments, and currency options, which are designated to hedge future cash flows. Included in other charges are foreign exchange gains (losses) of $1,354,000, $(1,713,000) and $(1,977,000) in 1995, 1994 and 1993,
respectively.

     Financial instruments, primarily interest rate swaps, are used to manage interest rate risks. The interest differentials from these swaps are recorded as interest expense.

RECLASSIFICATION

     Certain amounts in 1994 and 1993 have been reclassified to conform to the 1995 presentation.

B. DIVESTITURES & RESTRUCTURING

SPECIALTY CHEMICALS AND MATERIALS

     On July 11, 1995, the Company sold substantially all of the assets of its safety products and specialty composites business to Cabot Safety Acquisition Corporation and its subsidiaries (New Safety). The transaction was accounted for as a sale, with the Company receiving consideration consisting of approximately $169,178,000 in cash, 42,500 common shares of Cabot Safety Holdings Corporation (Holdings), a subsidiary of Cabot Safety Acquisition Corporation, representing approximately 42.5% of Holdings' outstanding common stock, and $22,500,000 of Holdings' non-voting 12.5% preferred stock. In addition, New Safety assumed approximately $22,176,000 of the third party current liabilities relating to the safety business and approximately $4,822,000 in debt. The Company recorded an after-tax gain on the sale of approximately $14,500,000. The Company's book value in Holdings' common and preferred stock after the transaction was zero dollars. The Company accounts for its investment in New Safety using the equity method.

     During 1993, the Company recognized a $47,400,000 charge for the restructuring of certain Specialty Chemicals and Materials businesses including a carbon black plant closing in Europe, the scaling back of the Company's plastics recycling business and the closing of certain Specialty Chemicals production lines.

     During 1995 and 1994, the Company incurred $6,079,000 and $17,890,000, respectively, of costs accrued for in 1993 for employee separation and facility closings. During 1994, the Company revised its restructuring reserve based on the actual costs incurred during the closing of a carbon black plant in Europe. A $4,000,000 benefit from the revision of the reserve was recorded in other charges in 1994. The Company will continue to evaluate its remaining reserve of $13,395,000 as new data become available, primarily relating to the final disposition of the closed plant's assets and cleanup costs.

                               CABOT CORPORATION

     Also during 1994, the Company recorded a $6,150,000 charge to write off its investment in its Japanese carbon black equity affiliate due to significant ongoing losses.

ENERGY

     During 1994 and 1993, the Company recognized gains of $10,210,000 and $14,177,000, respectively, on the favorable resolution of certain matters related to divested energy businesses, which included settlement of the Company's last significant take-or-pay case in 1994.

C. INVENTORIES

Inventories were as follows:

                                                                         SEPTEMBER 30,
                                                                     ----------------------
                                                                       1995         1994
                                                                       ----         ----
                                                                     (DOLLARS IN THOUSANDS)
    Raw materials..................................................  $  64,830    $  52,564
    Work in process................................................     47,058       33,139
    Finished goods.................................................     97,597       94,363
    Other..........................................................     43,625       36,816
                                                                      --------     --------
              Total................................................  $ 253,110    $ 216,882
                                                                      ========     ========

     Inventories valued under the LIFO method comprised approximately 37 percent and 26 percent of 1995 and 1994 total inventory, respectively. The estimated current cost of these inventories exceeded their stated valuation determined on the LIFO basis by $27,393,000 and $25,149,000 at September 30, 1995 and 1994,
respectively.

D. INVESTMENTS

     Investments in net assets of affiliated companies accounted for under the equity method amounted to $98,866,000 and $86,164,000 at September 30, 1995 and 1994, respectively. The combined results of operations and financial position of the Company's equity-basis affiliates are summarized below:

                                                                          YEARS ENDED
                                                                         SEPTEMBER 30,
                                                                     ----------------------
                                                                       1995         1994
                                                                       ----         ----
                                                                     (DOLLARS IN THOUSANDS)
    CONDENSED INCOME STATEMENT INFORMATION
    Net sales......................................................  $ 435,806    $ 335,346
    Gross margin...................................................    120,130       84,281
    Net income.....................................................     32,462        5,064
    CONDENSED BALANCE SHEET INFORMATION
    Current assets.................................................  $ 257,941    $ 199,920
    Non-current assets.............................................    454,877      317,666
    Current liabilities............................................    269,852      242,452
    Non-current liabilities........................................    247,150      105,599
    Net worth......................................................    195,816      169,535
                                                                      --------     --------

     Condensed income statement (after July 11, 1995) and balance sheet information of New Safety (Note B) have been included in the 1995 amounts above.

                               CABOT CORPORATION

     On July 13, 1994, American Oil and Gas Corporation (AOG) was merged into a subsidiary of KN Energy, Inc. (KNE). As a result of the merger, each outstanding share of AOG held by the Company was converted into 0.47 of a share of KNE common stock. On the completion of the merger, the Company owned approximately 15% of the outstanding KNE common stock (17% including warrants) and has accounted for its investment in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Company adopted effective September 30, 1994. The Company's investment in KNE common stock is $114,394,000 and $109,693,000 at September 30, 1995 and 1994,
respectively. Prior to the merger, the Company owned a 34% interest in AOG and accounted for its investment using the equity method.

     During 1994, the Company's investment in its Indonesian affiliate was accounted for on an equity basis. Effective September 30, 1994, the balance sheet of the Indonesian affiliate was fully consolidated, reflecting the Company's controlling interest.

     In accordance with SFAS No. 115, equity securities with readily determinable fair values have been reflected on the balance sheet at their fair values. Unrealized gains of $32,023,000 and $28,787,000, which are net of deferred tax liabilities of $18,807,000 and $17,644,000, have been reflected as a separate component of stockholders' equity (Note I) at September 30, 1995 and 1994, respectively.

E. PROPERTY, PLANT & EQUIPMENT

     Property, plant and equipment is summarized as follows:

                                                                        SEPTEMBER 30,
                                                                  -------------------------
                                                                     1995           1994
                                                                     ----           ----
                                                                   (DOLLARS IN THOUSANDS)
    Land and improvements.......................................  $   49,435     $   46,778
    Buildings...................................................     242,374        245,319
    Machinery and equipment.....................................     990,521        965,665
    Other.......................................................      70,019         72,467
    Construction in progress....................................      95,304         51,347
                                                                  ----------     ----------
    Total property, plant and equipment.........................  $1,447,653     $1,381,576
    Less: accumulated depreciation..............................     741,132        687,068
                                                                  ----------     ----------
              Net property, plant and equipment.................  $  706,521     $  694,508
                                                                  ==========     ==========

F. ACCOUNTS PAYABLE & ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consisted of the following:

                                                                        SEPTEMBER 30,
                                                                  -------------------------
                                                                     1995           1994
                                                                     ----           ----
                                                                   (DOLLARS IN THOUSANDS)
    Accounts payable............................................  $  107,003     $  101,934
    Accrued employee compensation...............................      25,984         25,024
    Restructuring liabilities...................................      13,395         19,474
    Other accrued liabilities...................................     114,497        134,910
                                                                  ----------     ----------
              Total.............................................  $  260,879     $  281,342
                                                                  ==========     ==========

                               CABOT CORPORATION

G. DEBT

     Long-term debt consisted of the following:

                                                                         SEPTEMBER 30,
                                                                     ---------------------
                                                                       1995         1994
                                                                       ----         ----
                                                                     (DOLLARS IN THOUSANDS)
    Notes due 1994, 9.875%.........................................  $     --     $150,000
    Notes due 2002-2022, 8.07%.....................................   105,000      105,000
    Notes due 1997, 10.25%.........................................   100,000      100,000
    Guarantee of ESOP notes due 2013, 8.29%........................    65,907       67,403
    Term loan due 2000, 8.7%.......................................    16,385           --
    Overseas Private Investment Corporation term loan due 2002,
      floating rate, 8.0% and 6.5%.................................    13,100       15,000
    Industrial Revenue Bonds due 1997-2014, 9.35%-14.00%...........     4,000        5,000
    Other, including foreign term loans............................    17,760       25,149
                                                                     --------     --------
                                                                      322,152      467,552
    Less: current portion of long-term debt........................   (15,709)    (159,724)
                                                                     --------     --------
              Total................................................  $306,443     $307,828
                                                                     ========     ========

     In June 1992, the Company filed a $300,000,000 debt shelf registration statement with the Securities and Exchange Commission. Subsequently, $105,000,000 of notes payable were refinanced with notes of a weighted average maturity of 19 years and a weighted average interest rate of 8.07%. The notes were issued at par and provide for principal to be repaid at maturity.

     During fiscal 1989, the Company's Employee Stock Ownership Plan (ESOP) borrowed $75,000,000 from an institutional lender in order to finance its purchase of 75,000 shares of the Company's Series B ESOP Convertible Preferred Stock. This debt bears interest at 8.29% per annum, and is to be repaid in equal quarterly installments through December 31, 2013. The Company, as guarantor, has reflected the outstanding balance of $65,907,000 as a liability on the Company's consolidated balance sheet at September 30, 1995. An equal amount, representing deferred employee benefits, has been recorded as a reduction of stockholders' equity (Note I).

     The Company may borrow up to $250,000,000 at floating rates under the terms of a revolving credit and term loan facility. The agreement contains provisions regarding minimum net worth requirements and certain indebtedness limitations which would limit the amount available for future borrowings. Commitment fees are paid based on the used and unused portions of the facility. The facility is available through January 13, 2000. No amounts were outstanding under this credit agreement at September 30, 1995 or 1994.

     The aggregate principal amounts of long-term debt due in each of the five fiscal years 1996 through 2000 are $15,709,000, $10,138,000, $109,528,000,
$10,106,000 and $7,080,000, respectively.

     Based primarily on dealer quotes, the fair value of long-term borrowings was approximately $353,000,000 and $478,000,000 at September 30, 1995 and 1994,
respectively.

     The weighted average interest rate on short-term borrowings was approximately 7% and 8% at September 30, 1995 and 1994, respectively.

     Cash paid for interest during 1995, 1994 and 1993 totalled $37,912,000, $41,663,000 and $41,970,000, respectively. The Company capitalized no interest in 1995, 1994 or 1993.

                               CABOT CORPORATION

H. PENSION PLANS & POSTRETIREMENT BENEFITS

PENSION PLANS

     Net periodic pension cost was comprised of the following elements:

                                                             YEARS ENDED SEPTEMBER 30,
                                                         ----------------------------------
                                                           1995         1994         1993
                                                           ----         ----         ----
                                                               (DOLLARS IN THOUSANDS)
    Current year service cost..........................  $  7,629     $  8,090     $  9,254
    Interest accrued on pension obligations............    12,493       11,675        9,964
    Actual return on plan assets.......................   (25,320)     (11,431)     (12,357)
    Net amortization and deferral......................    10,606       (2,062)      (1,580)
                                                           ------       ------       ------
              Net periodic pension cost................  $  5,408     $  6,272     $  5,281
                                                           ======       ======       ======

     The following table sets forth the funded status of pension plans:

                                                                         SEPTEMBER 30,
                                                                     ---------------------
                                                                       1995         1994
                                                                       ----         ----
                                                                          (DOLLARS IN
                                                                          THOUSANDS)
    Actuarial present value of projected benefit obligations.......  $182,771     $155,253
    Plan assets at fair value (primarily fixed-income and equity
      securities)..................................................   187,339      163,651
                                                                     --------     --------
    Excess of plan assets over projected benefit obligations.......     4,568        8,398
    Unrecognized net gain..........................................   (19,012)     (24,084)
    Unrecognized prior service cost................................     3,512        3,066
    Unrecognized net asset being amortized over 16 years...........    (6,013)      (6,906)
                                                                     --------     --------
              Net deferred pension credit (included in other
                liabilities).......................................  $(16,945)    $(19,526)
                                                                     ========     ========

     The Company has trusteed, non-contributory pension plans covering most employees in the United States and certain foreign subsidiaries. Benefits provided under the Company's defined benefit pension plans are primarily based on the employee's years of service and compensation. The Company's funding policy is to contribute annually amounts based upon actuarial and economic assumptions designed to achieve adequate funding of projected benefit obligations.

     Pension benefits accrue under several benefit plans, including the following two plans: the Cash Balance Plan (CBP), a defined benefit pension plan, and the Employee Stock Ownership Plan (ESOP). In November 1988, the ESOP was funded with the Company's newly issued Series B ESOP Convertible Preferred Stock, which was acquired with $75,000,000 borrowed by the ESOP (Notes G and I).

     At September 30, 1995 and 1994, the projected benefit obligations included accumulated benefit obligations of $152,422,000 and $132,823,000, respectively, of which $142,296,000 and $123,694,000 were vested, respectively.

     The following weighted average rates were used in the calculations:

                                                                             YEARS ENDED
                                                                            SEPTEMBER 30,
                                                                           ---------------
                                                                           1995       1994
                                                                           ----       ----
    Discount rate........................................................  7.3 %      8.0 %
    Expected rate of return on plan assets...............................  8.9 %      9.0 %
    Assumed rate of increase in compensation.............................  5.1 %      5.5 %


                               CABOT CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company has defined benefit postretirement plans that provide certain health care and life insurance benefits for retired employees. Substantially all U.S. employees become eligible for these benefits if they have met certain age and service requirements at retirement. The Company funds the plans as claims or insurance premiums are incurred.

     Effective October 1, 1992, the Company adopted the provisions of SFAS No.
106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires accrual of these benefits during the years an employee provides service. Prior to October 1, 1992, the expense for these benefits was recognized as actual claims or insurance premiums were incurred. As of October 1, 1992, the cumulative effect of adopting this change was a $43,200,000 after-tax charge. In addition to the one-time charge upon adoption, the effect of the change in accounting increased 1993 pre-tax expense by $800,000, resulting in a pre-tax net periodic postretirement benefit cost of $5,500,000.

     Net periodic postretirement benefit cost was comprised of the following elements:
                                                                                              YEARS ENDED
                                                                                             SEPTEMBER 30,
                                                                                      ----------------------------
                                                                                       1995       1994       1993
                                                                                      ------     ------     ------
                                                                                         (DOLLARS IN THOUSANDS)
    Current year service cost.......................................................  $  672     $  709     $  580
    Interest accrued on postretirement benefit obligations..........................   5,301      4,776      4,920
    Net amortization................................................................      --        221         --
                                                                                      ------     ------     ------
    Net periodic postretirement benefit cost........................................  $5,973     $5,706     $5,500
                                                                                      ======     ======     ======

     The following table sets forth the funded status of the postretirement benefit plans:
                                                                                             SEPTEMBER 30,
                                                                                       -------------------------
                                                                                         1995             1994
                                                                                       --------         --------
                                                                                         (DOLLARS IN THOUSANDS)
    Accumulated postretirement benefit obligations:
      Retirees.......................................................................  $ 58,526         $ 51,489
      Fully eligible active plan participants........................................     6,262            4,716
      Other active plan participants.................................................    13,221           10,712
                                                                                       --------         --------
                                                                                         78,009           66,917
    Plan assets at fair value........................................................        --               --
                                                                                       --------         --------
    Excess of accumulated postretirement benefit obligations over plan assets........   (78,009)         (66,917)
    Unrecognized net loss (gain).....................................................    10,749              (81)
    Unrecognized prior service cost..................................................        95              (85)
                                                                                       --------         --------
            Accrued postretirement benefit cost (included in other liabilities)......  $(67,165)        $(67,083)
                                                                                       ========         ========

     Health care cost trend rate assumptions have a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1995 and 1994 by approximately $6,700,000 and $5,400,000, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the years then ended by approximately $600,000 and $500,000, respectively.

     The following rates were used in the calculations:
                                                                                                  YEARS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                                ---------------
                                                                                                1995       1994
                                                                                                ----       ----
    Discount rate.............................................................................   7.0%       8.3%
    Assumed rate of increase in compensation..................................................   5.3%       6.0%
    Assumed average annual rate of increase in health care benefits...........................  10.5%      11.5%
    Annual decrease in assumed rate of increase in health care benefits.......................   1.0%       1.0%
    Assumed ultimate trend rate...............................................................   5.0%       6.3%
    Assumed ultimate trend rate to be reached in year.........................................  2003       2002



                               CABOT CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

I. STOCKHOLDERS' EQUITY

     The following table summarizes the changes in stockholders' equity for each of the three years in the period ended September 30, 1995:

                                                                                      YEARS ENDED SEPTEMBER 30,
                                                                                --------------------------------------
                                                                                   1995          1994          1993
                                                                                ----------     ---------     ---------
                                                                                        (DOLLARS IN THOUSANDS)
PREFERRED STOCK
  Beginning of year...........................................................  $   75,336     $  75,336     $  75,336
                                                                                ----------     ---------     ---------
    End of year...............................................................  $   75,336     $  75,336     $  75,336
                                                                                ----------     ---------     ---------
PREFERRED TREASURY STOCK
  Beginning of year...........................................................  $   (4,003)    $  (3,003)    $  (2,693)
  Purchase of treasury stock..................................................        (833)       (1,000)         (310)
                                                                                ----------     ---------     ---------
    End of year...............................................................  $   (4,836)    $  (4,003)    $  (3,003)
                                                                                ----------     ---------     ---------
COMMON STOCK
  Beginning of year...........................................................  $   67,775     $  33,887     $  33,887
  Two-for-one stock split.....................................................          --        33,888            --
                                                                                ----------     ---------     ---------
    End of year...............................................................  $   67,775     $  67,775     $  33,887
                                                                                ----------     ---------     ---------
ADDITIONAL PAID-IN CAPITAL
  Beginning of year...........................................................  $    3,783     $  33,621     $  30,324
  Sale of treasury stock to the Company's savings plans.......................       3,576           633           861
  Issuance of treasury stock under employee compensation plans................      10,440         3,417         2,436
  Two-for-one stock split.....................................................          --       (33,888)           --
                                                                                ----------     ---------     ---------
    End of year...............................................................  $   17,799     $   3,783     $  33,621
                                                                                ----------     ---------     ---------
RETAINED EARNINGS
  Beginning of year...........................................................  $  916,942     $ 861,803     $ 873,422
  Net income..................................................................     171,932        78,691        11,301
  Common dividends paid ($0.60, $0.53, $0.52 per share).......................     (22,841)      (19,969)      (19,288)
  Preferred dividends paid to ESOP, net of tax benefit........................      (3,551)       (3,583)       (3,632)
                                                                                ----------     ---------     ---------
    End of year...............................................................  $1,062,482     $ 916,942     $ 861,803
                                                                                ----------     ---------     ---------
COMMON TREASURY STOCK
  Beginning of year...........................................................  $ (467,171)    $(475,863)    $(490,132)
  Purchase of treasury stock..................................................     (75,418)           --           (57)
  Sale of treasury stock to the Company's savings plans.......................       4,348           625         1,896
  Issuance of treasury stock under employee compensation plans................       9,490         8,067        12,430
                                                                                ----------     ---------     ---------
    End of year...............................................................  $ (528,751)    $(467,171)    $(475,863)
                                                                                ----------     ---------     ---------
UNEARNED COMPENSATION
  Beginning of year...........................................................  $   (7,884)    $  (7,321)    $  (4,692)
  Issuance of treasury stock under employee compensation plans................      (8,196)       (4,039)       (4,609)
  Amortization................................................................       5,246         3,476         1,980
                                                                                ----------     ---------     ---------
    End of year...............................................................  $  (10,834)    $  (7,884)    $  (7,321)
                                                                                ----------     ---------     ---------
DEFERRED EMPLOYEE BENEFITS
  Beginning of year...........................................................  $  (67,403)    $ (68,781)    $ (70,050)
  Principal payment by ESOP under guaranteed loan.............................       1,496         1,378         1,269
                                                                                ----------     ---------     ---------
    End of year...............................................................  $  (65,907)    $ (67,403)    $ (68,781)
                                                                                ----------     ---------     ---------
UNREALIZED GAIN ON MARKETABLE SECURITIES (NOTE D)
  Beginning of year...........................................................  $   28,787     $      --     $      --
  Unrealized holding gain.....................................................       3,236        28,787            --
                                                                                ----------     ---------     ---------
    End of year...............................................................  $   32,023     $  28,787     $      --
                                                                                ----------     ---------     ---------
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS
  Beginning of year...........................................................  $   16,327     $  (7,406)    $  47,553
  Foreign currency translation adjustments....................................      23,586        23,733       (54,959)
                                                                                ----------     ---------     ---------
    End of year...............................................................  $   39,913     $  16,327     $  (7,406)
                                                                                ----------     ---------     ---------
TOTAL STOCKHOLDERS' EQUITY, END OF YEAR.......................................  $  685,000     $ 562,489     $ 442,273
                                                                                ==========     =========     =========

                               CABOT CORPORATION

SHARES OF STOCK

                                                                YEARS ENDED SEPTEMBER 30,
                                                            ----------------------------------
                                                            1995           1994           1993
                                                            ----           ----           ----
PREFERRED STOCK
Beginning of year......................................      75,336         75,336         75,336
                                                         ----------     ----------     ----------
  End of year..........................................      75,336         75,336         75,336
                                                         ==========     ==========     ==========
PREFERRED TREASURY STOCK
Beginning of year......................................       4,504          3,686          3,230
Purchased..............................................         532            818            456
                                                         ----------     ----------     ----------
  End of year..........................................       5,036          4,504          3,686
                                                         ==========     ==========     ==========
COMMON STOCK
Beginning of year......................................  67,774,968     33,887,484     33,887,484
Two-for-one stock split................................          --     33,887,484             --
                                                         ----------     ----------     ----------
  End of year..........................................  67,774,968     67,774,968     33,887,484
                                                         ==========     ==========     ==========
COMMON TREASURY STOCK
Beginning of year......................................  29,783,722     15,161,103     15,560,213
Purchased..............................................   1,525,036             --          1,300
Issued.................................................    (915,791)      (278,550)      (400,410)
Two-for-one stock split................................          --     14,901,169             --
                                                         ----------     ----------     ----------
  End of year..........................................  30,392,967     29,783,722     15,161,103
                                                         ==========     ==========     ==========

     In November 1995, the Company declared a dividend of one Preferred Stock Purchase Right (Right) for each outstanding share of Cabot common stock. The Rights are not presently exercisable. Each Right entitles the holder, upon the occurrence of certain specified events, to purchase from Cabot one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $200 per share. The Rights further provide that each Right will entitle the holder, upon the occurrence of certain other specified events, to purchase from Cabot, Cabot common stock having a value of twice the exercise price of the Right and, upon the occurrence of certain other specified events, to purchase from another person into which Cabot was merged or which acquired 50% or more of Cabot's assets or earnings power, common stock of such other person having a value of twice the exercise price of the Right. The Rights may be generally redeemed by Cabot at a price of $0.01 per Right. The Rights expire on November 10, 2005.

     The Company redeemed the rights issued under the 1986 shareholder rights plan from shareholders of record on November 24, 1995, for a redemption payment equal to $0.05 per share.

     During fiscal 1989, the Company placed 75,336 shares of its Series B ESOP Convertible Preferred Stock with the Company's Employee Stock Ownership Plan
(ESOP) for cash at a price of $1,000 per share. Each share of the Series B ESOP Convertible Preferred Stock is convertible into 43.735 shares of the Company's common stock subject to certain events and anti-dilution adjustment provisions, and carries voting rights on an "as converted" basis. The trustee for the ESOP has the right to cause the Company to redeem shares sufficient to provide for periodic distributions to plan participants. Such shares shall be redeemed at their fair market value, and may be redeemed by the Company for cash, shares of the Company's common stock, or a combination thereof at the Company's option. Each share is redeemable at the option of the Company at a price of $1,031. The redemption price declines annually until it becomes $1,000 on and after November 19, 1998, plus accrued but unpaid dividends to the redemption date.

                               CABOT CORPORATION

     The issued shares of Series B ESOP Convertible Preferred Stock are entitled to receive preferential and cumulative quarterly dividends, and rank as to dividends and liquidation prior to the Company's Series A Junior Participating Preferred Stock and common stock. At September 30, 1995, 3,075,000 shares of the Company's common stock were reserved for conversion of the Series B ESOP Convertible Preferred Stock.

     On July 27, 1994, a two-for-one stock split in the form of a stock dividend was authorized, payable to stockholders of record on August 9, 1994. A total of 33,887,484 shares were issued in connection with the split. Also, $33,887,484 was reclassified from additional paid-in capital to common stock. All common share and per share amounts in these financial statements have been restated to reflect the split where appropriate.

     In September 1995, the Company commenced a program to purchase up to 3,000,000 of the Company's common shares. As of September 30, 1995, 581,000 shares had been purchased under that program.

J. SAVINGS & INCENTIVE COMPENSATION PLANS

     During 1994, the Company amended its Profit Sharing and Savings Plan
(PSSP), which covers salaried employees of most U.S. operations, effective October 1, 1994. Under the amended plan, now called the Cabot Retirement Incentive Savings Plan (CRISP), the Company makes matching contributions of at least 75% of a participant's contribution of up to 7.5% of the participant's eligible compensation, subject to limitations required by governmental laws or regulations. Accrued contributions to the CRISP in 1995 were $3,886,000.

     Accrued contributions of the Company under the PSSP, which were based upon an annual return on stockholders' equity, were $5,707,000 and $1,178,000 in 1994 and 1993, respectively.

     The Company has an Equity Incentive Plan for key employees. Under this plan, participants may be granted various types of stock and stock-based awards. During 1988 through 1991, the awards granted consisted of stock options, performance appreciation rights (PARs) and tandem units which may be exercised as stock options or PARs. These awards were granted at fair market value of Cabot's stock at date of grant, and vested ratably on each of the next four anniversaries of the award. In 1992 through 1995, awards consisted of common stock of the Company which employees could elect to receive in the form of restricted stock purchased at a price equal to 50% of the fair market value on the date of the award, nonqualified stock options at fair market value of Cabot's stock on the date of the award, or a combination of one-half of each. Variations on these awards were made to international employees in order to try to provide results comparable to U.S. employees. The awards vest on the third anniversary of the award for employees then employed by the Company or a subsidiary.

                               CABOT CORPORATION

      The following table summarizes the Equity Incentive Plan's activity from September 30, 1992 through September 30, 1995:

                                                   STOCK OPTIONS
                                                        AND
                                                  RESTRICTED STOCK      PARS         PRICE RANGE
                                                  ----------------     ------     -----------------
    September 30, 1992.........................      1,971,922         5,274      $12.63 to $23.38
      Granted..................................        431,870            --      $21.94 to $22.82
      Exercised................................       (100,086)       (1,120)     $14.63 to $20.94
      Cancelled................................        (75,428)           --      $14.00 to $23.38
                                                     ---------        ------      ----------------
    September 30, 1993.........................      2,228,278         4,154      $12.63 to $23.38
      Granted..................................        484,090            --      $24.56 to $27.94
      Exercised................................       (110,202)         (950)     $12.63 to $20.94
      Cancelled................................       (139,420)           --      $15.19 to $24.56
                                                     ---------        ------      ----------------
    September 30, 1994.........................      2,462,746         3,204      $12.63 to $27.94
      Granted..................................        472,200            --                $40.00
      Exercised................................       (177,574)           --      $12.63 to $23.38
      Vested...................................       (311,606)           --      $14.00 to $24.56
      Cancelled................................       (284,224)           --      $15.19 to $23.38
                                                     ---------        ------      ----------------
    September 30, 1995.........................      2,161,542         3,204      $14.31 to $40.00
                                                     =========        ======      ================

     The options in the table above expire at various dates through September 2002. Options for 1,020,565 shares were exercisable at prices ranging from $14.31 to $23.38 at September 30, 1995. During 1995, Cabot purchased approximately 57,000 options, included in the "Exercised" caption, at the then current market value less the exercise price. The Company had reserved 3,635,336 shares of common stock for issuance under the plan at September 30, 1995. There were 456,338 shares available for future grants at September 30, 1995.

     The Company has not adopted the recently issued SFAS No. 123, "Accounting for Stock-based Compensation," which is required to be adopted by fiscal 1997. The Company currently intends to continue to record compensation based on the provisions of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," as allowed by SFAS No. 123. Although the Company has not determined the ultimate impact of adopting SFAS No. 123 on its present disclosure, it does not believe, based on the number of options previously granted, that the adoption will have a material impact on its current disclosure.

K. INCOME TAXES

     In the fourth quarter of 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes," retroactive to October 1, 1992. The Company recognized the cumulative effect of adoption, which resulted in an increase to net income for the year ended September 30, 1993, of approximately $17,100,000.

     Income before income taxes and the cumulative effect of accounting changes was as follows:

                                                              YEARS ENDED SEPTEMBER 30,
                                                            -----------------------------
                                                            1995         1994        1993
                                                            ----         ----        ----
                                                               (DOLLARS IN THOUSANDS)
    Domestic............................................  $102,980     $ 30,388     $32,780
    Foreign.............................................   153,362       87,937      35,120
                                                          --------     --------     --------
              Total.....................................  $256,342     $118,325     $67,900
                                                          ========     ========     ========

                               CABOT CORPORATION

     A summary of taxes on income is as follows:

                                                              YEARS ENDED SEPTEMBER 30,
                                                            -----------------------------
                                                            1995         1994        1993
                                                            ----         ----        ----
                                                               (DOLLARS IN THOUSANDS)
    U.S. federal and state:
      Current...........................................  $ 64,204     $ (3,131)    $16,798
      Deferred..........................................   (25,794)      15,644      (5,305)
                                                          --------     --------     --------
              Total.....................................  $ 38,410     $ 12,513     $11,493
                                                          ========     ========     ========
    Foreign:
      Current...........................................  $ 61,039     $ 21,010     $26,077
      Deferred..........................................     1,631       11,440      (6,871)
                                                          --------     --------     --------
              Total.....................................  $ 62,670     $ 32,450     $19,206
                                                          --------     --------     --------
              Total U.S. and Foreign....................  $101,080     $ 44,963     $30,699
                                                          ========     ========     ========

     The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate as follows:

                                                              YEARS ENDED SEPTEMBER 30,
                                                             ----------------------------
                                                             1995        1994        1993
                                                             ----        ----        ----
                                                                (DOLLARS IN THOUSANDS)
    Computed tax expense at the expected statutory
      rate...............................................  $ 89,720     $41,414     $23,596
    Foreign income:
      Impact of taxation at different rates, repatriation
         and other.......................................     5,407        (257)      2,412
      Impact of foreign losses for which a current tax
         benefit is not available........................       529         701       2,158
    State taxes, net of federal effect...................     5,560       2,655         407
    Foreign sales corporation............................    (1,500)     (1,158)     (1,000)
    Increase in U.S. tax rate............................        --          --        (812)
    Other, net...........................................     1,364       1,608       3,938
                                                           --------     -------     -------
      Provision for income taxes.........................  $101,080     $44,963     $30,699
                                                           ========     =======     =======


                               CABOT CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Significant components of deferred income taxes were as follows:

                                                                         SEPTEMBER 30,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
                                                                     (DOLLARS IN THOUSANDS)
    Deferred tax assets:
      Property, plant and equipment................................  $ 28,467     $ 23,257
      Pension and other benefits...................................    44,640       43,572
      Environmental issues.........................................    18,008       14,761
      Restructuring charges........................................     5,633       10,337
      Investments..................................................    10,850           --
      State and local taxes........................................     5,449        1,804
      Net operating loss and other tax carryforwards...............    12,132       14,568
      Other........................................................    33,373       25,338
                                                                     --------     --------
         Subtotal..................................................   158,552      133,637
                                                                     --------     --------
    Valuation allowances...........................................    (9,318)     (14,915)
                                                                     --------     --------
              Total deferred tax assets............................  $149,234     $118,722
                                                                     --------     --------
    Deferred tax liabilities:
      Property, plant and equipment................................  $ 71,629     $ 72,379
      Pension and other benefits...................................    10,235       10,967
      Investments..................................................    36,629       34,480
      Other........................................................   100,532       99,894
                                                                     --------     --------
              Total deferred tax liabilities.......................  $219,025     $217,720
                                                                     ========     ========

     The valuation allowance for deferred tax assets decreased $5,597,000 in 1995 primarily because of improved business results which allowed realization of deferred tax assets for which a valuation allowance had been previously established. The major component of the valuation allowance at September 30, 1995 relates to the uncertainty of realizing certain foreign deferred tax assets.

     Approximately $45,415,000 of net operating losses and other tax carryforwards remain at September 30, 1995, $24,005,000 of which expire in the years 1996 through 2002, and $21,410,000 of which can be carried forward indefinitely. The benefits of these carryforwards are dependent on taxable income during the carryforward period in those foreign jurisdictions wherein they arose, and accordingly, a valuation allowance has been provided where the Company has determined that it is more likely than not that the carryforwards will not be utilized.

     United States income tax returns for fiscal years 1990 and 1991 are currently under examination by the Internal Revenue Service. Assessments, if any, are not expected to have a material adverse effect on the financial statements.

     Provision has not been made for U.S. income taxes or foreign withholding taxes on approximately $130,000,000 of undistributed earnings of foreign subsidiaries as these earnings are considered indefinitely reinvested. These earnings could become subject to U.S. income taxes and foreign withholding taxes (subject to a reduction for foreign tax credits) if they were remitted as dividends, if foreign earnings were loaned to the Company or a U.S. subsidiary, or if the Company should sell its stock in the subsidiaries. However, the Company believes that U.S. foreign tax credits would largely eliminate any U.S. income tax and offset any foreign withholding tax that might otherwise be due.

                               CABOT CORPORATION

     Cash paid for income taxes during 1995, 1994 and 1993 totalled $60,340,000, $23,855,000 and $25,934,000, respectively.

L. COMMITMENTS & CONTINGENCIES

LEASE COMMITMENTS

     The Company leases certain transportation vehicles, warehouse facilities, office space, machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totalled $16,545,000, $17,638,000 and $14,514,000 in 1995, 1994 and 1993, respectively. Future minimum rental commitments under non-cancelable leases are as follows:

                                                 (DOLLARS IN THOUSANDS)
        1996....................................        $12,108
        1997....................................         10,499
        1998....................................          9,503
        1999....................................          6,918
        2000....................................          6,548
        2001 and thereafter.....................         23,635
                                                        -------
                                                        $69,211
                                                        =======

OTHER LONG-TERM COMMITMENTS

     During 1995, the Company entered into long-term supply agreements of more than six years with certain North American tire customers. The contracts are designed to provide such customers with agreed upon amounts of carbon black at prices based on agreed upon formulae.

     Also during 1995, the Company agreed to participate as a 10 percent owner in a proposed liquefied natural gas plant in Trinidad, and to purchase 60 percent of the LNG produced by the plant. Once the plant is operational, it is estimated that it will produce 3.3 trillion cubic feet of gas over a period of 20 years. All costs related to this project to date have been charged to expense as incurred. LNG from the project is not expected to be available until fiscal year 1999.

CONTINGENCIES

     The Company is a defendant or potentially responsible party in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

     Fumed silica supplied by Cabot was used by others in the manufacture of silicone breast implant envelopes. There are currently pending more than 10,000 lawsuits in state and federal courts alleging injuries against various parties arising from the use of silicone breast implants. Cabot had been named as a defendant in fewer than 100 breast implant lawsuits. As a result of voluntary dismissals (some without prejudice to the right of the plaintiff to refile a complaint) and summary judgments granted to Cabot, Cabot is currently a defendant in only one such lawsuit. Cabot has not made any settlement payments in connection with any breast implant suits. Cabot believes that it has adequate defenses in the lawsuit in which it is known to be a defendant. However, the scientific, legal and societal issues raised by these cases are complex and the outcome is uncertain. Cabot, therefore, cannot predict with any assurance the course this lawsuit will take, the number of cases to which Cabot will be added as a defendant, the amount of damages, if any, that may be assessed against Cabot or the defense costs that will be incurred by Cabot.

                               CABOT CORPORATION

     As of September 30, 1995, approximately $51,580,000 was accrued for environmental matters, primarily related to divested businesses. The amount represents the Company's current best estimate of its share of costs likely to be incurred based on its analysis of the extent of cleanup required, alternative cleanup methods available, abilities of other responsible parties to contribute and its interpretation of applicable laws and regulations at each site. The Company reviews the adequacy of this reserve as circumstances change at individual sites. Included in other charges are environmental expenses of $17,000,000, $15,000,000 and $1,000,000 in 1995, 1994 and 1993, respectively.

     In the opinion of the Company, although final settlement of these suits and claims may impact the Company's financial statements in a particular period, they will not, in the aggregate, have a material adverse effect on the Company's financial position.

M. FINANCIAL INSTRUMENTS & CONCENTRATIONS OF CREDIT RISK

     The Company uses financial instruments, primarily forward contracts, options and swaps in its management of foreign currency and interest rate exposures. These financial instruments hedge transactions and balances consistent with the Company's currency and interest rate exposures. The Company does not purchase or issue financial instruments for trading purposes. None of the Company's off-balance-sheet financial instruments would result in a significant loss to the Company if the counterparty failed to perform in accordance with the terms of the agreements.

FOREIGN EXCHANGE

     The Company's forward foreign exchange contracts and options do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, transactions and cash flows being hedged. The Company had $59,567,000 of foreign exchange contracts outstanding at September 30, 1995. The fair value of such contracts, which was the replacement value, represented a net unrealized gain of approximately $2,679,000 as of September 30, 1995. The Company purchased foreign currency put options at a cost of $3,200,000 during 1995. The cost of these options will be recognized as cost of sales, along with any gains, over the option period. Forward exchange and option contracts generally have maturities which do not exceed twelve months. See Note A for information on the Company's policy on forward exchange contract and currency option gains and losses.

INTEREST RATE

     During 1995, the Company entered into an interest rate swap agreement to fix the interest rate on certain borrowings expected to be refinanced in 1997. Pursuant to the agreement, beginning on June 17, 1998, the Company will pay an average fixed rate of 7.375% on a notional $100,000,000 and receive a floating rate based on London Interbank Offered Rates (LIBOR) as determined at six month intervals through December 17, 2007. During 1993, the Company entered into swap agreements to convert a portion of its fixed-rate borrowings to floating-rate borrowings.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments which subject the Company to concentrations of credit risk consist principally of trade receivables. International tire manufacturers comprise a significant portion of the Company's carbon black customer base. The Company had trade receivables of approximately $68,105,000 and $52,641,000 from international tire manufacturers at September 30, 1995 and 1994, respectively. Although the Company's exposure to credit risk associated with nonpayment by tire manufacturers is affected by conditions or occurrences within the tire industry, trade receivables from the international tire manufacturers were current at September 30, 1995, and no manufacturer exceeded 7.5% of the Company's receivables at that date.

                               CABOT CORPORATION

N. FINANCIAL INFORMATION BY INDUSTRY SEGMENT & GEOGRAPHIC AREA

     Financial information by industry segment for 1991 through 1995, as set forth in Part II, Item 7. of the Company's Form 10-K, and on page 19 of the annual report, is an integral part of these financial statements. Energy segment sales include sales to a major customer in the amount of $250,439,000, $272,245,000 and $265,800,000, in 1995, 1994 and 1993, respectively. Transfers between geographic areas are recorded at cost plus mark-up or at market.

     Financial information by geographic area is as follows:

                                                               YEARS ENDED SEPTEMBER 30,
                                                           ----------------------------------
                                                             1995         1994         1993
                                                           --------     --------     --------
                                                                 (DOLLARS IN MILLIONS)
    SALES
    United States:
      Sales, excluding export sales
         Specialty Chemicals and Materials...............  $  605.7     $  563.2     $  521.4
         Energy..........................................     342.6        438.7        422.5
      Export sales.......................................      93.7         85.0         73.9
                                                           --------     --------     --------
                                                            1,042.0      1,086.9      1,017.8
    Europe...............................................     642.9        503.8        512.3
    Other areas..........................................     249.5        177.1        156.9
                                                           --------     --------     --------
              Total......................................   1,934.4      1,767.8      1,687.0
    Less: Eliminations...................................     104.0         88.0         72.7
                                                           --------     --------     --------
              Net sales..................................  $1,830.4     $1,679.8     $1,614.3
                                                           ========     ========     ========
    OPERATING PROFIT
    United States:
      Specialty Chemicals and Materials(a)...............  $  155.9     $  108.5     $  105.8
      Energy.............................................      12.7         18.4         16.7
    Europe(a)............................................     103.0         49.0        (21.4)
    Other areas(a).......................................      27.9          8.4         17.3
                                                           --------     --------     --------
              Total operating profit.....................     299.5        184.3        118.4
    Interest expense.....................................      35.6         41.7         44.0
    Unallocated corporate expenses, net(b)...............      27.7         23.4         20.7
    Gain on sale of safety business......................     (32.6)          --           --
    Adjustment of reserves related to divested
      businesses.........................................      12.5          0.8        (14.2)
                                                           --------     --------     --------
              Income before income taxes.................  $  256.3     $  118.4     $   67.9
                                                           ========     ========     ========

                               CABOT CORPORATION

                                                               YEARS ENDED SEPTEMBER 30,
                                                           ----------------------------------
                                                             1995         1994         1993
                                                           --------     --------     --------
                                                                 (DOLLARS IN MILLIONS)
    IDENTIFIABLE ASSETS
    United States:
      Specialty Chemicals and Materials..................  $  426.9     $  482.7     $  480.9
      Energy.............................................     133.8        127.4        116.1
    Europe...............................................     465.3        444.3        437.2
    Other areas..........................................     275.7        245.2        199.3
    General corporate(c).................................     253.7        231.0         89.3
    Equity in affiliates -- United States................        --           --         63.6
    Equity in affiliates -- Europe.......................      26.9         22.3         21.8
    Equity in affiliates -- Other areas..................      72.0         63.9         81.3
                                                           --------     --------     --------
              Total......................................  $1,654.3     $1,616.8     $1,489.5
                                                           ========     ========     ========

---------------
(a) Operating profit in 1993 included losses from restructuring of the Specialty Chemicals and Materials Group of $2.9 in the United States, $43.8 in Europe and $0.7 in Other areas.

(b) Unallocated corporate expenses, net, include corporate management costs reduced by investment income.

(c) General corporate assets include cash, temporary cash investments, investments other than equity basis, income taxes receivable, deferred taxes and headquarters' assets.

O. UNAUDITED QUARTERLY FINANCIAL INFORMATION

     Unaudited financial results by quarter for the fiscal years ended September 30, 1995 and 1994 are summarized below and should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition.

                                            DEC       MARCH       JUNE       SEPT        YEAR
                                           ------     ------     ------     ------     --------
                                             (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
    FISCAL 1995
    Net sales............................  $428.0     $481.3     $494.8     $426.3     $1,830.4
    Cost of sales........................  $296.8     $329.4     $336.1     $296.7     $1,259.0
    Net income...........................  $ 33.9     $ 46.4     $ 47.0     $ 44.6(a)  $  171.9
    Income applicable to common shares...  $ 33.0     $ 45.5     $ 46.1     $ 43.7     $  168.4
                                           ------     ------     ------     ------     --------
    Income per common share (primary)....  $ 0.85     $ 1.17     $ 1.18     $ 1.13     $   4.35
                                           ======     ======     ======     ======     ========
    FISCAL 1994
    Net sales............................  $398.5     $434.9     $428.8     $417.7     $1,679.8
    Cost of sales........................  $296.8     $319.3     $312.3     $305.9     $1,234.3
    Net income...........................  $ 16.0     $ 22.3     $ 22.0     $ 18.4(b)  $   78.7
    Income applicable to common shares...  $ 15.1     $ 21.4     $ 21.1     $ 17.5     $   75.1
                                           ------     ------     ------     ------     --------
    Income per common share (primary)....  $ 0.39     $ 0.56     $ 0.55     $ 0.45     $   1.96
                                           ======     ======     ======     ======     ========

---------------
(a) Includes $14.5 after-tax gain on sale of safety business and $7.9 after-tax charge for environmental reserves.

(b) Includes $6.8 after-tax charge for environmental reserves and $6.3 after-tax gain on resolution of matters from divested energy businesses.

               MANAGEMENT RESPONSIBILITY FOR FINANCIAL REPORTING

     The accompanying financial statements were prepared by Cabot Corporation in conformity with generally accepted accounting principles. The Company's management is responsible for the integrity of these statements and of the data, estimates and judgments that underlie them.

     Cabot Corporation maintains a system of internal accounting controls designed to provide reasonable assurance that the Company's assets are safeguarded from loss or unauthorized use, that transactions are properly authorized and recorded, and that financial records are reliable and adequate for public reporting. The standard of reasonable assurance is based on management's judgment that the cost of such controls should not exceed their associated benefits. The system is monitored and evaluated on an ongoing basis by management in conjunction with the Company's internal audit staff, independent accountants, and the Audit Committee of the Board of Directors.

     Coopers & Lybrand, L.L.P., independent accountants, were engaged by the Company to audit these financial statements. Their audit was conducted in accordance with generally accepted auditing standards and included a study and evaluation of the Company's system of internal accounting controls, selected tests of that system, and related audit procedures as they consider necessary to render their opinion.

     The Audit Committee of the Board of Directors provides general oversight responsibility for the financial statements. Composed entirely of Directors who are not employees of the Company, the Committee meets periodically with Company management, internal auditors and the independent accountants to review the quality of the financial reporting and internal controls as well as the results of the auditing efforts. The internal auditors and independent accountants have full and direct access to the Audit Committee, with and without management present.

                                          /s/ Samuel W. Bodman
                                          Samuel W. Bodman
                                          Chief Executive Officer

                                          /s/ Kenyon C. Gilson
                                          Kenyon C. Gilson
                                          Chief Financial Officer

                                          /s/ Paul J. Gormisky
                                          Paul J. Gormisky
                                          Chief Accounting Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE DIRECTORS AND STOCKHOLDERS OF CABOT CORPORATION

     We have audited the accompanying consolidated balance sheets of Cabot Corporation as of September 30, 1995 and 1994 and the related consolidated statements of income and cash flows for each of the three fiscal years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cabot Corporation as of September 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

     As discussed in Notes H and K to the Consolidated Financial Statements, the Company changed its methods of accounting for postretirement benefits other than pensions and for income taxes, respectively, in fiscal 1993.



                                               /s/ Coopers & Lybrand L.L.P.



Boston, Massachusetts
October 30, 1995, except for the information in Note I, for which the date is December 1, 1995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended SEPTEMBER 30, 1995       Commission File Number 1-5667
--------------------------------------------------------------------------------

CABOT CORPORATION
(Exact Name of Registrant as Specified in Charter)

                                    EXHIBITS
--------------------------------------------------------------------------------

EXHIBIT INDEX
--------------------------------------------------------------------------------

     EXHIBIT
      NUMBER                                          DESCRIPTION
--------------------------------------------------------------------------------------------------
   3 (a)      --      Certificate of Incorporation of Cabot Corporation restated effective October
                      24, 1983, as amended February 14, 1985, December 3, 1986, February 19, 1987,
                      November 18, 1988, and November 24, 1995.
  10 (b)(ii)  --      Amendment No. 1, dated January 13, 1995, to Credit Agreement, dated as of
                      January 13, 1994, among Cabot Corporation and 11 banks and Morgan Guaranty
                      Trust Company of New York, as agent for the banks.
  10 (e)(v)*  --      Cabot Corporation Deferred Compensation Plan, dated January 1, 1995.
  11          --      Statement Re Computation of Per Share Earnings.
  12          --      Statement Re Computation of Ratio of Earnings to Fixed Charges.
  21          --      List of Significant Subsidiaries.
  24          --      Power of attorney for signing of this Annual Report on Form 10-K.
  27          --      Financial Data Schedule.

* Management contract or compensatory plan or arrangement.