Form 10-Q
period 1995-12-31
CABOT CORP
filed 1996-02-14
CIK 16040

                                  FORM 10-Q

                        ----------------------------

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                          -------------------------
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended

                              DECEMBER 31, 1995

                                     or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to
                                            --------    --------

                       COMMISSION FILE NUMBER  1-5667

                              CABOT CORPORATION
           (Exact name of registrant as specified in its charter)

               DELAWARE                             04-2271897
        (State of Incorporation)        (I.R.S. Employer Identification No.)

             75 STATE STREET                         02109-1806
          BOSTON, MASSACHUSETTS                      (Zip Code)
    (Address of principal executive offices)

     Registrant's telephone number, including area code:  (617)345-0100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                       YES     X       NO
                           ----------     ----------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    AS OF DECEMBER 31, 1995, THE COMPANY HAD 35,603,870 SHARES OF COMMON
                 STOCK, PAR VALUE $1 PER SHARE, OUTSTANDING.

                              CABOT CORPORATION

                                    INDEX

Part I.  Financial Information                                          Page No.
                                                                        --------
         Item 1. Financial Statements

                 Consolidated Statements of Income
                   Three Months Ended December 31, 1995 and 1994           3

                 Consolidated Balance Sheets
                   December 31, 1995 and September 30, 1995                4

                 Consolidated Statements of Cash Flows
                   Three Months Ended December 31, 1995 and 1994           6

                 Notes to Consolidated Financial Statements                7

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     9


Part II. Other Information

         Item 2. Changes in Securities                                    12

         Item 6. Exhibits and Reports on Form 8-K                         12

                        Part I. Financial Information

Item 1. Financial Statements
-------
                              CABOT CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                Three Months Ended December 31, 1995 and 1994

              (Dollars in thousands, except per share amounts)

                                  UNAUDITED

                                                        1995        1994
                                                        ----        ----
Revenues:
  Net sales and other operating revenues            $443,031    $427,960
  Interest and dividend income                         2,461       2,535
                                                    --------    --------
    Total revenues                                   445,492     430,495
                                                    --------    --------

Costs and expenses:
  Cost of sales                                      305,133     296,829
  Selling and administrative expenses                 46,631      55,568
  Research and technical service                      14,277      12,839
  Interest expense                                     9,421      10,036
  Other charges, net                                   5,273       4,326
                                                    --------    --------
    Total costs and expenses                         380,735     379,598
                                                    --------    --------

Income before income taxes                            64,757      50,897
Provision for income taxes                           (23,960)    (18,832)
Equity in net income of affiliated companies           3,723       1,683
Minority interest                                     (1,169)        160
                                                    --------    --------

Net income                                            43,351      33,908

Dividends on preferred stock, net of tax
  benefit of $475 and $479                              (883)       (890)
                                                    --------    --------

Income applicable to primary common shares          $ 42,468    $ 33,018
                                                    ========    ========

Weighted average common shares outstanding (000):
  Primary                                             37,557      38,619
  Fully diluted (Note A)                              40,659      41,740

Income per common share:

  Primary                                           $   1.13    $   0.85
                                                    ========    ========
  Fully diluted (Note A)                            $   1.05    $   0.80
                                                    ========    ========


Dividends per common share                          $   0.18    $   0.14
                                                    ========    ========

The accompanying notes are an integral part of these financial statements.

                              CABOT CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                  December 31, 1995 and September 30, 1995

                           (Dollars in thousands)

                                   ASSETS
                                                     December 31
                                                        1995       September 30
                                                     (Unaudited)       1995
                                                     -----------   ------------
Current assets:
  Cash and cash equivalents                           $   55,996     $   90,792
  Accounts and notes receivable
    (net of reserve for doubtful
    accounts of $5,325 and $5,207)                       302,266        292,777

Inventories:
  Raw materials                                           75,692         64,830
  Work in process                                         57,870         47,058
  Finished goods                                         115,086         97,597
  Other                                                   46,389         43,625
                                                      ----------     ----------
    Total inventories                                    295,037        253,110

  Prepaid expenses                                        18,403         13,499
  Deferred income taxes                                   29,498         27,681
                                                      ----------     ----------

Total current assets                                     701,200        677,859
                                                      ----------     ----------

Investments:
  Equity                                                  75,787         98,866
  Other                                                  127,009        119,866
                                                      ----------     ----------
    Total investments                                    202,796        218,732
                                                      ----------     ----------

Property, plant and equipment                          1,537,627      1,447,653
Accumulated depreciation and amortization               (766,715)      (741,132)
                                                      ----------     ----------
  Net property, plant and equipment                      770,912        706,521
                                                      ----------     ----------

Other assets:
  Intangible assets, net of amortization                  13,789         13,922
  Deferred income taxes                                    7,404          6,949
  Other assets                                            31,757         30,350
                                                      ----------     ----------
    Total other assets                                    52,950         51,221
                                                      ----------     ----------

Total assets                                          $1,727,858     $1,654,333
                                                      ==========     ==========

The accompanying notes are an integral part of these financial statements.

                              CABOT CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                  December 31, 1995 and September 30, 1995

                           (Dollars in thousands)

                     LIABILITIES & STOCKHOLDERS' EQUITY

                                                     December 31
                                                        1995       September 30
                                                     (Unaudited)       1995
                                                     -----------   ------------
Current liabilities:
  Notes payable to banks                              $  163,818     $   52,437
  Current portion of long-term debt                       14,481         15,709
  Accounts payable and accrued liabilities               253,558        260,879
  U.S. and foreign income taxes payable                   44,462         69,286
  Deferred income taxes                                    4,334          4,068
                                                      ----------     ----------
    Total current liabilities                            480,653        402,379
                                                      ----------     ----------

Long-term debt                                           335,118        306,443
Deferred income taxes                                    106,938        100,353
Other liabilities                                        148,408        152,747

Commitments and contingencies (Note B)

Minority interest                                         26,263          7,411

Stockholders' Equity (Note C):

Preferred Stock:
  Authorized:  2,000,000 shares of $1 par value
  Series A Junior Participating Preferred Stock
    Issued and outstanding:  none
  Series B ESOP Convertible Preferred Stock 7.75%
    Cumulative Issued:  75,336 shares (aggregate
    redemption value of $71,753 and $72,479)              75,336         75,336

Less cost of shares of preferred treasury stock           (5,249)        (4,836)

Common stock:
  Authorized:  80,000,000 shares of $1 par value
  Issued:  67,774,968 shares                              67,775         67,775

Additional paid-in capital                                17,762         17,799

Retained earnings                                      1,096,494      1,062,482

Less cost of common treasury stock
  (including unearned amounts of $9,165 and $10,834)    (626,045)      (539,585)

Deferred employee benefits                               (65,513)       (65,907)

Unrealized gain on marketable securities                  36,482         32,023

Foreign currency translation adjustments                  33,436         39,913
                                                      ----------     ----------

Total stockholders' equity                               630,478        685,000
                                                      ----------     ----------

Total liabilities and stockholders' equity            $1,727,858     $1,654,333
                                                      ==========     ==========

The accompanying notes are an integral part of these financial statements.

                              CABOT CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                Three Months Ended December 31, 1995 and 1994

                           (Dollars in thousands)

                                  UNAUDITED

                                                              1995        1994
                                                              ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                $ 43,351    $ 33,908
Adjustments to reconcile net income to cash
  provided by operating activities:
    Depreciation and amortization                           23,542      23,417
    Deferred tax provision                                      62       1,579
    Equity in net income of affiliated companies,
      net of dividends received                               (258)       (423)
    Other, net                                               2,414       1,585

  Changes in assets and liabilities, net of consolidation
      of equity affiliates:
    Decrease/(increase) in accounts receivable                 837     (13,825)
    Increase in inventory                                  (34,677)    (27,437)
    Decrease in accounts payable and accruals              (17,283)    (17,689)
    Increase in prepayments and intangible assets             (695)     (1,235)
    Other, net                                             (29,561)      9,692
                                                          --------    --------

  Cash (used) provided by operating activities             (12,268)      9,572

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property, plant and equipment               (28,621)    (24,288)
  Investments                                                   --         (20)
  Cash from consolidation of equity affiliates               9,306          --
  Other                                                      1,254          33
                                                          --------    --------

    Cash used by investing activities                      (18,061)    (24,275)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long-term debt                             (10,247)   (151,411)
  Net increase in short-term debt                          103,345     119,046
  Purchases of treasury stock                              (90,410)     (4,096)
  Sales and issuances of treasury stock                      2,025       6,085
  Cash dividends paid to stockholders                       (7,499)     (6,211)
  Redemption of preferred stock purchase rights             (1,840)         --
                                                          --------    --------

    Cash used by financing activities                       (4,626)    (36,587)

Effect of exchange rate changes on cash                        159        (105)
                                                          --------    --------

Decrease in cash and cash equivalents                      (34,796)    (51,395)

Cash and cash equivalents at beginning of period            90,792      80,917
                                                          --------    --------

Cash and cash equivalents at end of period                $ 55,996    $ 29,522
                                                          ========    ========

The accompanying notes are an integral part of these financial statements.

                              CABOT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1995


A.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of Cabot Corporation and majority-owned and controlled domestic and foreign subsidiaries. Investments in majority-owned affiliates where control does not exist and investments in 20 percent to 50 percent-owned affiliates are accounted for on the equity method. As of October 1, 1995, the Company changed the accounting for its Czech Republic and Indian carbon black affiliates from the equity method to the consolidated method upon achieving control. Intercompany transactions have been eliminated.

     The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company's Form 10-K for the year ended September 30, 1995.

     The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 1995 and 1994. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

     Earnings Per Share

     The computation of fully diluted earnings per share considers the conversion of the Company's Series B ESOP Convertible Preferred Stock held by the Company's Employee Stock Ownership Plan, and also includes the potentially dilutive effects of the Company's Equity Incentive Plan.

     Reclassification

     Certain amounts in fiscal 1995 have been reclassified to conform to the fiscal 1996 presentation.

B.   COMMITMENTS AND CONTINGENCIES

     The Company has various lawsuits, claims and contingent liabilities.
     In the opinion of the Company, although final disposition of all of its suits and claims may impact the Company's financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on the Company's financial position. As of the end of the quarter, approximately $60 million is presently committed for various capital projects.

                                                        CABOT CORPORATION
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                                        December 31, 1995
                                                            UNAUDITED

C.   STOCKHOLDERS' EQUITY
     The following table summarizes the changes in stockholders' equity for the three months ended December 31, 1995.

                           (Dollars in thousands)

                                                Preferred Stock         Preferred
                                                ---------------       Treasury Stock          Common Stock      Additional
                                             Shares                   --------------       Shares                Paid-in
                                             Issued        Value     Shares     Cost       Issued      Value     Capital
                                             -----         -----     -----      ----       ------      -----     -------
Balance at September 30, 1995                75,336      $75,336      5,036    $(4,836)   67,774,968   $67,775   $17,799

Net Income

Common stock dividends paid

Redemption of  preferred stock
     purchase rights

Issuance of treasury stock under
   employee compensation plans                                                                                      (338)

Purchase of treasury stock - common

Purchase of treasury stock - preferred                                  177       (413)

Sale of treasury stock to Cabot Retirement
   Incentive Savings Plan                                                                                            301

Preferred stock dividends paid to Employee
   Stock Ownership Plan, net of tax

Principal payment by Employee Stock
   Ownership Plan under guaranteed loan

Amortization of unearned compensation

Unrealized gain/(loss), net of deferred tax

Foreign currency translation adjustments
                                             ------      -------      -----    --------   ----------   -------   -------
Balance at December 31, 1995                 75,336      $75,336      5,213    $(5,249)   67,774,968   $67,775   $17,762
                                             ======      =======      =====    ========   ==========   =======   =======

                           (Dollars in thousands)

                                                                Common                                        Unrealized
                                                            Treasury Stock                       Deferred    Gain/(Loss)
                                             Retained       --------------          Unearned     Employee     Marketable
                                             Earnings    Shares        Cost        Compensation  Benefits    Securities
                                             --------    ------        ----        ------------  --------    -----------
Balance at September 30, 1995                $1,062,482  30,392,967 $(528,751)       $(10,834)   $(65,907)     $32,023

Net Income                                       43,351

Common stock dividends paid                      (6,616)

Redemption of  preferred stock
     purchase rights                             (1,840)

Issuance of treasury stock under
   employee compensation plans                              (88,475)    1,701             194

Purchase of treasury stock - common                       1,876,004   (89,997)

Purchase of treasury stock - preferred

Sale of treasury stock to Cabot Retirement
   Incentive Savings Plan                                    (9,398)      167

Preferred stock dividends paid to Employee
   Stock Ownership Plan, net of tax                (883)

Principal payment by Employee Stock
   Ownership Plan under guaranteed loan                                                              394

Amortization of unearned compensation                                                  1,475

Unrealized gain/(loss), net of deferred tax                                                                     4,459

Foreign currency translation adjustments
                                             ----------  ----------  ----------      --------    ---------     -------
Balance at December 31, 1995                 $1,096,494  32,171,098  $(616,880)      $(9,165)    $(65,513)     $36,482
                                             ==========  ==========  ==========      ========    =========     =======

                           (Dollars in thousands)

                                                Foreign
                                               Currency         Total
                                              Translation   Stockholders'
                                              Adjustments      Equity
                                              -----------   -------------
Balance at September 30, 1995                  $39,913        $685,000

Net Income                                                      43,351

Common stock dividends paid                                     (6,616)

Redemption of  preferred stock
     purchase rights                                            (1,840)

Issuance of treasury stock under
   employee compensation plans                                   1,557

Purchase of treasury stock - common                            (89,997)

Purchase of treasury stock - preferred                            (413)

Sale of treasury stock to Cabot Retirement
   Incentive Savings Plan                                          468

Preferred stock dividends paid to Employee
   Stock Ownership Plan, net of tax                               (883)

Principal payment by Employee Stock
   Ownership Plan under guaranteed loan                            394

Amortization of unearned compensation                            1,475

Unrealized gain/(loss), net of deferred tax                      4,459

Foreign currency translation adjustments        (6,477)         (6,477)
                                               -------        --------
Balance at December 31, 1995                   $33,436        $630,478
                                               =======        ========

                              CABOT CORPORATION

Item 2.           Management's Discussion and Analysis of
-------        Financial Condition and Results of Operations


I. RESULTS OF OPERATIONS

Sales and operating profit by industry segment are shown in the accompanying table on page 11.

Three Months Ended December 31, 1995 versus
Three Months Ended December 31, 1994


Net income for the first quarter of fiscal 1996 was $43.4 million ($1.05 per common share, fully diluted), compared with net income of $33.9 million ($0.80 per common share, fully diluted) in the same quarter a year ago. Net sales and other operating revenues increased 4% to $443.0 million from $428.0 million. Total operating profit improved 20% to $80.1 million, reflecting improvement in both the Specialty Chemicals and Materials, and Energy Groups.

In the Specialty Chemicals and Materials Group, net sales fell 2% to $344.0 million from $349.8 million last year due to the removal of sales of Cabot Safety Corporation, which was deconsolidated in the fourth quarter of fiscal 1995, partly offset by the addition of sales from carbon black subsidiaries in the Czech Republic and India, both of which were consolidated at the beginning of the quarter. On a comparable basis, Specialty Chemicals and Materials Group sales increased 8% in the quarter versus last year. The reported operating profit of the Group improved 19% to $71.8 million from $60.4 million last year. The increase is a result of pricing improvement in every business in the Group, which more than offset raw material cost increases and volume decreases in several sectors. The most significant volume variances during the first quarter of fiscal 1996 from 1995 were decreases of 24% and 13% in the Plastics and Cab-O-Sil businesses, respectively, and a 15% increase in the Performance Materials Division.

In the Energy Group, sales increased 27% to $99.0 million from $78.2 million and operating profit grew 32% to $8.3 million from $6.3 million last year. Operating profit in the first quarter of fiscal 1996 includes a $3.3 million gain (approximately $0.05 per common share, fully diluted) associated with the reduction in the Company's ownership position, from 25% to 10%, in the Trinidad liquefaction plant project. Operating profit, exclusive of this gain, declined 21% due primarily to higher costs for pipeline gas purchased by the Company's liquefied natural gas ("LNG") business. Supplies of LNG continue to be curtailed by the refurbishment efforts of the Company's Algerian supplier. This is expected to continue through the peak winter months. As previously announced, the Company has agreed to sell its TUCO subsidiary to Southwestern Public Service Company ("SPS") for consideration of approximately $77 million. The closing of the sale is subject to SPS's receiving various regulatory approvals; these approvals are presently being sought by SPS. One such approval, involving SPS's request for special rate treatment for the transaction, was recently denied by the Public Utility Commission of Texas. SPS is considering what action it will take as a result of that denial.

Equity in net income of affiliates improved to $3.7 million from $1.7 million in the same quarter a year ago. The significant growth is due to improved profitability at several of the Company's affiliates, including the Mexican carbon black affiliate and the Japanese performance materials affiliate. Also, as of October 1, 1995, the Company began to report the results of its Czech Republic and Indian carbon black businesses on a consolidated basis, which partially offset the above increases.

During the months of November and December, the Company began to see some early signs of economic softening in several regions of the world. However, the Company believes that it is too early to determine whether these conditions are temporary or will have a significant impact on the businesses.

                              CABOT CORPORATION

                   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)


II. CASH FLOWS AND LIQUIDITY

During the quarter, the Company's operations used $12.3 million of cash primarily as a result of building inventories in the Company's Performance Materials, TUCO, LNG, and North American Carbon Black businesses and decreases in accounts payable and income taxes payable.

The Company increased its borrowings by $93.1 million during the quarter, primarily to fund the previously announced share repurchase program described below.

The Company expects capital expenditures, which were $28.6 million in the quarter, to continue at a higher rate for the remainder of the fiscal year. As the Company continues to invest in new business opportunities, it expects to spend approximately $300 million during this fiscal year on capital expenditures. Of this amount, approximately $60 million is committed as of the end of the quarter. The Company recently announced it had approved funding for the LNG project being developed by Atlantic LNG Company of Trinidad and Tobago. The Company has a 10% ownership position in the project. The Company expects to spend approximately $100 million over the next three years on the Trinidad project, to upgrade and refurbish its LNG tanker "Gamma" and to increase vaporization capacity at its Everett, Massachusetts facility. A portion of the $100 million LNG expenditures will be made in fiscal 1996 and is included in the $300 million expected to be spent in 1996.

During the quarter, the Company purchased approximately 1,800,000 shares of common stock under a previously announced 3,000,000 share repurchase program. This brings the total number of shares purchased from September 8, 1995 through December 31, 1995 under the authorization to approximately 2,400,000.

During the quarter, the Company paid $0.05 per common share, or an aggregate of $1.8 million, for the redemption of rights issued under a Rights Agreement adopted in 1986. A new Rights Agreement was adopted in November 1995 and will expire in November 2005.

The Company's ratio of total debt (including short-term debt net of cash) to capital increased from 29% at September 30, 1995, to 41% at the end of the quarter due to increased borrowings and the reduction of the number of shares of common stock outstanding as a result of the Company's share repurchase program.

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

                                                 CABOT CORPORATION

                                      Management's Discussion and Analysis of
                             Financial Condition and Results of Operations (Continued)

                                  (Dollars in millions, except per share amounts)

                                                     UNAUDITED

                                                                           Three Months Ended
                                                                           ------------------
                                                                           12/31/95  12/31/94
Industry Segment Data                                                      --------  --------
---------------------
Sales:
Specialty Chemicals and Materials                                            $344.0    $349.8
Energy                                                                         99.0      78.2
                                                                             ------    ------
   Net sales                                                                 $443.0    $428.0
                                                                             ======    ======

Operating profit:
Specialty Chemicals and Materials                                            $ 71.8    $ 60.4
Energy                                                                          8.3       6.3
                                                                             ------    ------
   Total operating profit                                                      80.1      66.7

Interest expense                                                               (9.4)    (10.0)
General corporate/other expenses                                               (5.9)     (5.9)
                                                                             ------    ------

Income before income taxes                                                     64.8      50.8
Provision for income taxes                                                    (24.0)    (18.8)
Equity in net income of affiliated companies                                    3.7       1.7
Minority interest                                                              (1.1)      0.2
                                                                             ------    ------

Net income                                                                     43.4      33.9

Dividends on preferred stock                                                   (0.9)     (0.9)
                                                                             ------    ------

Income applicable to primary common shares                                   $ 42.5    $ 33.0
                                                                             ======    ======

Income per common share:

   Primary                                                                   $  1.13   $  0.85
                                                                             =======   =======
   Fully diluted                                                             $  1.05   $  0.80
                                                                             =======   =======

                         Part II.  Other Information

Item 2. Changes in Securities
-----------------------------

        In November 1995, the Company entered into a new Rights Agreement with The First National Bank of Boston, as Rights Agent, which will expire in 2005. The rights issued under a previous Rights Agreement, which had been adopted in 1986, were redeemed at a price of $0.05 per share. Rights under the new Rights Agreement were distributed to persons who were stockholders at the close of business on November 24, 1995.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

        (a)  Exhibits
             --------

             The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K.


             Exhibit
             Number              Description
             -------             -----------
              4                  Rights Agreement dated as of November 10,
                                 1995, between Cabot Corporation and The First
                                 National Bank of Boston, as Rights Agent
                                 (incorporated herein by reference to Exhibit 1
                                 of Cabot's Registration Statement on Form 8-A,
                                 file reference 1-5667, filed with the
                                 Commission on November 13, 1995).

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

        (b)  Reports on Form 8-K

             A Current Report on Form 8-K dated November 10, 1995, was filed with the Securities and Exchange Commission which described the distribution of preferred stock purchase rights, as set forth in a Rights Agreement, dated as of November 10, 1995, between the Company and The First National Bank of Boston, and the redemption of preferred stock purchase rights previously issued under a Rights Agreement adopted in 1986.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CABOT CORPORATION




Date: February 14, 1996               /s/ Kenyon C. Gilson
                                      ------------------------------------------
                                      Kenyon C. Gilson
                                      Vice President and Chief Financial Officer


Date: February 14, 1996               /s/ Paul J. Gormisky
                                      ------------------------------------------
                                      Paul J. Gormisky
                                      Vice President and Controller
                                      (Chief Accounting Officer)