Form 10-Q
period 1996-03-31
CABOT CORP
filed 1996-05-14
CIK 16040

                                    FORM 10-Q

                                   ----------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                 MARCH 31, 1996

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

                            YES   X    NO
                                -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       AS OF MARCH 31, 1996, THE COMPANY HAD 71,435,808 SHARES OF COMMON
                  STOCK, PAR VALUE $1 PER SHARE, OUTSTANDING.

                                CABOT CORPORATION

                                      INDEX



Part I. Financial Information                                           Page No.
                                                                        -------
      Item 1. Financial Statements

              Consolidated Statements of Income
                 Three Months Ended March 31, 1996 and 1995                3

              Consolidated Statements of Income
                 Six Months Ended March 31, 1996 and 1995                  4

              Consolidated Balance Sheets

                 March 31, 1996 and September 30, 1995                     5

              Consolidated Statements of Cash Flows
                 Six Months Ended March 31, 1996 and 1995                  7

              Notes to Consolidated Financial Statements                   8

      Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      11

Part II.  Other Information

      Item 4. Submission of Matters to a Vote of Security Holders         15

      Item 6. Exhibits and Reports on Form 8-K                            16

                          PART I. FINANCIAL INFORMATION
                                     ITEM 1.

                                CABOT CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 1996 and 1995

                             (Dollars in thousands)

                                    UNAUDITED

                                                    1996           1995
                                                    ----           ----
Revenues:
  Net sales and other operating revenues          $491,272       $481,340
  Interest and dividend income                       2,254          1,906
                                                  --------       --------
   Total revenues                                  493,526        483,246
                                                  --------       --------
Costs and expenses:
  Cost of sales                                    345,298        329,421
  Selling and administrative expenses               53,722         62,460
  Research and technical service                    17,302         13,664
  Interest expense                                  11,213          8,872
  Other charges, net                                 3,494          4,129
                                                  --------       --------
   Total costs and expenses                        431,029        418,546
                                                  --------       --------
Income before income taxes                          62,497         64,700
Provision for income taxes                         (23,124)       (23,939)
Equity in net income of affiliated companies         4,933          5,316
Minority interest                                   (1,389)           303
                                                  --------       --------
Net income                                          42,917         46,380

Dividends on preferred stock, net of tax
  benefit of $475 and $478, respectively              (881)          (889)
                                                  --------       --------
Income applicable to primary common shares        $ 42,036       $ 45,491
                                                  ========       ========
Weighted average common shares outstanding (000):
  Primary                                           72,799         77,730
  Fully diluted (Note A)                            78,937         84,026

Income per common share:

  Primary                                         $   0.58       $   0.59
                                                  ========       ========
  Fully diluted (Note A)                          $   0.54       $   0.54
                                                  ========       ========
Dividends per common share                        $   0.09       $   0.07
                                                  ========       ========





The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                    Six Months Ended March 31, 1996 and 1995

                             (Dollars in thousands)

                                    UNAUDITED

                                                    1996          1995
                                                    ----          ----

Revenues:
  Net sales and other operating revenues          $934,303       $909,299
  Interest and dividend income                       4,715          4,441
                                                  --------       --------
   Total revenues                                  939,018        913,740
                                                  --------       --------
Costs and expenses:
  Cost of sales                                    650,432        626,250
  Selling and administrative expenses              100,353        118,028
  Research and technical service                    31,579         26,503
  Interest expense                                  20,634         18,908
  Other charges, net                                 8,766          8,454
                                                  --------       --------
   Total costs and expenses                        811,764        798,143
                                                  --------       --------
Income before income taxes                         127,254        115,597
Provision for income taxes                         (47,084)       (42,771)
Equity in net income of affiliated companies         8,656          6,998
Minority Interest                                   (2,558)           463
                                                  --------       --------
Net income                                          86,268         80,287

Dividends on preferred stock, net of tax
  benefit of $950 and $958, respectively            (1,764)        (1,778)
                                                  --------       --------
Income applicable to primary common shares        $ 84,504       $ 78,509
                                                  ========       ========
Weighted average common shares outstanding (000):
  Primary                                           73,861         77,480
  Fully diluted (Note A)                            80,050         83,910

Income per common share:

  Primary                                         $   1.14       $   1.01
                                                  ========       ========
  Fully diluted (Note A)                          $   1.06       $   0.94
                                                  ========       ========


Dividends per common share                        $   0.18       $   0.14
                                                  ========       ========


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                    March 31, 1996 and September 30, 1995

                            (Dollars in thousands)


                                     ASSETS


                                                 March 31     September 30
                                                   1996          1995
                                                (Unaudited)
                                                ----------     ----------

Current assets:
  Cash and cash equivalents                     $   40,978     $   90,792
  Accounts and notes receivable
   (net of reserve for doubtful
    accounts of $5,134 and $5,207)                 333,661        292,777

  Inventories:
   Raw materials                                    69,719         64,830
   Work in process                                  66,092         47,058
   Finished goods                                   99,738         97,597
   Other                                            44,464         43,625
                                                ----------     ----------
     Total inventories                             280,013        253,110

  Prepaid expenses                                  23,099         13,499
  Deferred income taxes                             30,072         27,681
                                                ----------     ----------
Total current assets                               707,823        677,859
                                                ----------     ----------
Investments:
  Equity                                            74,856         98,866
  Other                                            136,744        119,866
                                                ----------     ----------
   Total investments                               211,600        218,732
                                                ----------     ----------
Property, plant and equipment, at cost           1,631,884      1,447,653
Accumulated depreciation                          (796,392)      (741,132)
                                                ----------     ----------
  Net property, plant and equipment                835,492        706,521
                                                ----------     ----------
Other assets:

  Intangible assets, net of amortization            31,293         13,922
  Deferred income taxes                              7,549          6,949
  Other assets                                      25,872         30,350
                                                ----------     ----------
   Total other assets                               64,714         51,221
                                                ----------     ----------

Total assets                                    $1,819,629     $1,654,333
                                                ==========     ==========







The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and September 30, 1995
                             (Dollars in thousands)

                       LIABILITIES & STOCKHOLDERS' EQUITY
                                                                     March 31    September 30
                                                                       1996          1995
                                                                    (Unaudited)
                                                                    -----------  ------------

Current liabilities:
  Notes payable to banks                                            $  211,831     $   52,437
  Current portion of long-term debt                                     23,368         15,709
  Accounts payable and accrued liabilities                             254,028        260,879
  U.S. and foreign income taxes payable                                 37,347         69,286
  Deferred income taxes                                                  4,419          4,068
                                                                    ----------     ----------
   Total current liabilities                                           530,993        402,379
                                                                    ----------     ----------
Long-term debt                                                         341,489        306,443
Deferred income taxes                                                  109,021        100,353
Other liabilities                                                      148,528        152,747

Commitments and contingencies (Note B)

Minority interest                                                       23,562          7,411

Stockholders' Equity (Note D):

Preferred Stock:
  Authorized: 2,000,000 shares of $1 par value
  Series A Junior Participating Preferred Stock
   Issued and outstanding: none
  Series B ESOP Convertible Preferred Stock 7.75% Cumulative
   Issued: 75,336 shares (aggregate redemption value
   of $71,585 and $72,479)                                              75,336         75,336

Less cost of shares of preferred treasury stock                         (5,645)        (4,836)

Common stock:
  Authorized: 200,000,000 and 80,000,000 shares of $1 par value
  Issued:  135,549,936 and 67,774,968 shares                           135,550         67,775

Additional paid-in capital                                                  --         17,799

Retained earnings                                                    1,082,795      1,062,482

Less cost of common treasury stock
  (including unearned amounts of $7,543 and $10,834)                  (625,963)      (539,585)

Deferred employee benefits                                             (65,111)       (65,907)

Unrealized gain on marketable securities                                42,605         32,023

Foreign currency translation adjustments                                26,469         39,913
                                                                    ----------     ----------
Total stockholders' equity                                             666,036        685,000
                                                                    ----------     ----------
Total liabilities and stockholders' equity                          $1,819,629     $1,654,333
                                                                    ==========     ==========











The accompanying notes are an integral part of these financial statements

                                CABOT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended March 31, 1996 and 1995
                            (Dollars in thousands)
                                    UNAUDITED



                                                               1996         1995
                                                            ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                  $  86,268    $  80,287
Adjustments to reconcile net income to cash
  provided by operating activities:
   Depreciation and amortization                               47,683       47,067
   Deferred tax provision                                          87        2,180
   Equity in net income of affiliated companies,
     net of dividends received                                 (2,831)      (2,413)
   Other, net                                                   1,342        2,986

  Changes in assets and liabilities, net of consolidation
     of equity affiliates:
   Increase in accounts receivable                            (30,185)     (46,368)
   Increase in inventory                                      (16,590)     (39,128)
   Decrease in accounts payable and accruals                  (20,940)     (14,207)
   Decrease (increase) in prepayments and                         652         (210)
   intangible assets
   Other, net                                                 (37,683)      19,243
                                                            ---------    ---------
  Cash provided by operating activities                        27,803       49,437
                                                            ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to plant, property and equipment                  (77,747)     (56,906)
  Investments and acquisitions                                (49,315)         (20)
  Cash provided from consolidation of equity affiliates         9,306
  Sales of property, plant and equipment                        1,786          176
  Other                                                         1,223
                                                            ---------    ---------
   Cash used by investing activities                         (114,747)     (56,750)
                                                            ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long-term debt                                  8,759
  Repayments of long-term debt                                (11,637)    (153,656)
  Increase in short-term debt                                 146,962      121,957
  Purchases of treasury stock                                 (96,446)      (4,220)

  Sales and issuance of treasury stock                          6,932        7,593
  Cash dividends paid to stockholders                         (14,761)     (12,437)
  Redemption of preferred stock purchase rights                (1,840)
                                                            ---------    ---------
   Cash provided (used) by financing activities                37,969      (40,763)
                                                            ---------    ---------
Effect of exchange rate changes on cash                          (839)       1,228
                                                            ---------    ---------
Decrease in cash and cash equivalents                         (49,814)     (46,848)

Cash and cash equivalents at beginning of eriod                90,792       80,917
                                                            ---------    ---------
Cash and cash equivalents at end of period                  $  40,978    $  34,069
                                                            =========    =========







The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996


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

      The financial statements have been prepared in accordance with the Securities and Exchange Commission requirements for Form 10-Q and consequently do not include all information required to be disclosed by the Securities and Exchange Commission on the Form 10-K. Additional information may be obtained by referring to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

      The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 1996 and 1995. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

      Earnings Per Share

      The computation of fully diluted earnings per share considers the conversion of the Company's Series B ESOP Convertible Preferred Stock held by the Company's Employee Stock Ownership Plan, and also includes the potentially dilutive effects of the stock options and rights issued under the Company's Equity Incentive Plan.

      Reclassification

      Certain amounts in fiscal 1995 have been reclassified to conform to the fiscal 1996 presentation.

B.    COMMITMENTS AND CONTINGENCIES

      The Company has various lawsuits, claims and contingent liabilities. In the opinion of the Company, although final disposition of all of its suits and claims may impact the Company's financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on the Company's financial position. As of the end of the quarter, approximately $69 million was committed for various capital projects.

                                CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Continued)


C.    ACQUISITION

      On February 16, 1996, the Company acquired an 80% controlling ownership interest in an Indonesian carbon black company which was accounted for as a purchase. Although the purchase accounting for this acquisition has not been completed, the acquisition cost of approximately $50 million includes assets and liabilities at their estimated fair values which are subject to final appraisals. The excess of cost over the estimated fair value of net assets acquired of approximately $16 million will be amortized on the straight-line basis over either 40 years or an estimated useful life, whichever is shorter. Results of operations, subsequent to the acquisition date have been included in the Consolidated Statements of Income as of March 31, 1996.

D.    STOCKHOLDERS' EQUITY

      On November 10, 1995, the board of directors authorized a two-for-one stock split in the form of a stock dividend contingent upon shareholder approval of an amendment to the Company's Certificate of Incorporation increasing the authorized number of shares from 80,000,000 to 200,000,000 shares, which amendment was approved on March 7, 1996. One additional share of common stock was distributed to stockholders on March 22, 1996, for each share of common stock of the Company held by stockholders of record on March 15, 1996. The Company reclassified $18.4 million from the additional paid in capital account and $49.3 million from the retained earnings account to the common stock account. All common share and per share amounts have been restated to reflect the stock split.

                                CABOT CORPORATION

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                                    March 31, 1996
                                                      UNAUDITED


D. STOCKHOLDERS' EQUITY (CONTINUED)
   The following table summarizes the changes in stockholders' equity for the six months ended March 31, 1996.


     (Dollars in thousands)                   Preferred Stock      Preferred           Common Stock
                                              ---------------    Treasury Stock       -----------------    Additional
                                              Shares             --------------       Shares                 Paid-in     Retained
                                              Issued   Value     Shares    Cost       Issued       Value     Capital     Earnings
                                              ------  -------    ------   -------    ----------    -------   --------   ----------
Balance at September 30, 1995                 75,336  $75,336     5,036   $(4,836)   67,774,968   $ 67,775   $17,799    $1,062,482

Net income                                                                                                                  86,268

Common stock dividends paid                                                                                                (12,997)
Redemption of preferred stock
 purchase rights                                                                                                            (1,840)

Issuance of treasury stock under
  employee compensation plans                                                                                   (460)          (11)

Purchase of treasury stock - common

Purchase of treasury
  stock - preferred                                                 342      (809)

Sale of treasury stock to Cabot
  Retirement Incentive Savings Plan                                                                            1,093

Preferred stock dividends paid to Employee
  Stock Ownership Plan, net of tax                                                                                          (1,764)

Principal payment by Employee Stock
  Ownership Plan under guaranteed loan

Effect of two-for-one stock split
 distributed March 22, 1996                                                          67,774,968     67,775   (18,432)      (49,343)

Amortization of unearned compensation

Unrealized gain/(loss), net of deferred tax

Foreign currency translation adjustments
                                              ------  -------     -----   -------   -----------   --------  --------    ----------

Balance at March 31,                          75,336  $75,336     5,378   $(5,645)  135,549,936   $135,550  $      0    $1,082,795
                                              ======  =======     =====   =======   ===========   ========  ========    ==========


                                                      Common                                   Unrealized     Foreign
     (Dollars in thousands)                       Treasury Stock                    Deferred   Gain/(Loss)    Currency      Total
                                                  ---------------      Unearned     Employee   Marketable   Translation  Stockholder
                                                  Shares     Cost     Compensation  Benefits   Securities   Adjustments    Equity
                                                  ------     ----     ------------  --------   ----------   -----------    ------
Balance at September 30, 1995                  30,392,967  $(528,751)   $(10,834)   $(65,907)    $32,023     $39,913      $685,000

Net income                                                                                                                  86,268

Common stock dividends paid                                                                                                (12,997)
Redemption of preferred stock purchase rights                                                                               (1,840)

Issuance of treasury stock under employee
  compensation plans                             (285,160)     5,355         341                                             5,225

Purchase of treasury stock - common             1,979,732    (95,637)                                                      (95,637)

Purchase of treasury
  stock - preferred                                                                                                           (809)

Sale of treasury stock to Cabot
  Retirement Incentive Savings Plan               (32,487)       613                                                         1,706

Preferred stock dividends paid to Employee
  Stock Ownership Plan, net of tax                                                                                          (1,764)

Principal payment by Employee Stock
  Ownership Plan under guaranteed loan                                                   796                                   796

Effect of two-for-one stock split
 distributed March 22, 1996                    32,059,076

Amortization of unearned compensation                                      2,950                                             2,950

Unrealized gain/(loss), net of deferred tax                                                       10,582                    10,582

Foreign currency translation adjustments                                                                     (13,444)      (13,444)
                                               ----------  ---------     -------    --------     -------     -------      --------

Balance at March 31,                           64,114,128  $(618,420)    $(7,543)   $(65,111)    $42,605     $26,469      $666,036
                                               ==========  =========     =======    ========     =======     =======      ========


                                CABOT CORPORATION

ITEM 2.               Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


I. RESULTS OF OPERATIONS

Sales and operating profit by industry segment are shown in the accompanying table on page 14.

THREE MONTHS ENDED MARCH 31, 1996 VERSUS
THREE MONTHS ENDED MARCH 31, 1995

Net income for the second quarter of fiscal year 1996 was $42.9 million ($0.54 per fully diluted common share), compared to $46.4 million ($0.54 per fully diluted common share) in the same quarter a year ago. Net sales and other operating revenues increased 2% to $491.3 million from last year's $481.3 million. Operating profit decreased 3% to $81.3 million from last year's second quarter record $83.7 million. Performance in 1996 excluded the results of Cabot Safety Corporation, which was restructured in July, 1995. Exclusive of Cabot Safety, revenues increased 14% and operating profit grew 5%.

In the Specialty Chemicals and Materials Group, sales declined 4% to $370.3 million from $384.5 million last year and operating profit decreased 6% to $72.4 million from $77.1 million. The operating profit decrease reflects an overall 2.5% volume decline and increased spending on research and development and new business initiatives, largely offset by higher margins than a year ago. Volume increases in North America were offset by declines in the European and South American businesses. The most significant volume variances versus a year ago were a 13% increase in performance materials (tantalum) and a 5% decline in plastics. Results in 1995 included a contribution from Cabot Safety Corporation. Exclusive of Cabot Safety, sales for the Group were up 11% in 1996 and operating profit increased $1.3 million compared to last year.

In the Energy Group, sales increased 25% from $96.8 million to $121.0 million, and operating profit grew 35% to $8.9 million from $6.6 million last year. The improvement is mainly due to lower business development spending in the Group's liquefied natural gas (LNG) business. Volumes in the Group's LNG business improved from a year ago. However, profitability was constrained as higher pricing did not offset the higher costs associated with buying available domestic gas to offset the limited supplies from the Company's Algerian supplier.

During the quarter, the Company increased its ownership interest to 80% in P.T. Cabot Indonesia, its existing Indonesian carbon black subsidiary. Also, the Company acquired an 80% ownership interest in P.T. Continental Carbon Indonesia, the other Indonesian carbon black producer.

Equity in net income of affiliates fell 8% to $4.9 million from $5.3 million in the second quarter last year. The decline is due to the consolidation of the results of the Company's Czech Republic carbon black joint venture beginning October 1, 1995. On a comparable basis, equity in net income of affiliates improved over 40% versus last year due to the continuing improvement from the Company's Mexican and Pacific Asia carbon black affiliates and the Japanese performance materials affiliate.

The Company began to see definite signs of weakened demand during the latter part of the quarter, particularly in Europe and North and South America. This led to volume softness in the Company's specialty chemicals businesses which is anticipated to continue through the balance of the fiscal year. In light of recent economic conditions and increased spending on research and development and new business initiatives, the Company is not anticipating earnings growth in 1996 versus 1995.

                                CABOT CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



THREE MONTHS ENDED MARCH 31, 1996 VERSUS
THREE MONTHS ENDED MARCH 31, 1995 (CONTINUED)


The Company has begun to see meaningful sales from the introduction of new products. A new product as referred to here is a product first sold in commercial quantities within the last five years. New products accounted for 8% of Specialty Chemicals and Materials Group revenues during the second quarter. This compares to 5% last year. These products generally have higher margins than older products, but are not yet significant enough to offset the effects of a possible short-term decline in demand for traditional products. It is expected that these new products will begin to make significant profit contributions during fiscal 1997.


SIX MONTHS ENDED MARCH 31, 1996 VERSUS
SIX MONTHS ENDED MARCH 31, 1995


For the six months ended March 31, 1996, net income was $86.3 million ($1.06 per fully diluted common share) compared to $80.3 million ($0.94 per fully diluted common share) in the same period a year ago. Net sales rose 3% to $934.3 million from $909.3 million last year.

In the Specialty Chemicals and Materials Group, sales fell 3% to $714.3 million from $734.2 million due to the absence of Cabot Safety Corporation, which was deconsolidated in July, 1995, and some volume softness during the latter part of the second quarter of fiscal 1996. On a comparable basis, sales grew 12% during the first six months of the fiscal year. Operating profit for the Group increased 5% to $144.1 million from $137.6 million last year. The increase is a result of pricing improvement in every business in the Group, which more than offset raw material cost increases and volume decreases in several sectors. Of particular note were double digit volume declines in the Plastics and Cab-O-Sil businesses, and a double digit volume gain in the performance materials (tantalum) business. Inventory adjustments throughout the U.S. electronics industry are expected to cause downward pressure on the growth rate of tantalum products over the next three to six months.

In the Energy Group, sales increased 26% to $220.0 million from $175.1 million and operating profit grew 34% to $17.3 million. Operating profit in fiscal 1996 included a $3.3 million gain (approximately $0.03 per common share, fully diluted) associated with the reduction in the Company's ownership position, from 25% to 10%, in the Trinidad natural gas liquefaction plant project. Operating profit exclusive of this gain improved 9% largely due to reduced development spending in the Company's LNG business and improved margins in the Company's TUCO business, partially offset by significantly higher costs for pipeline gas purchased by the LNG business. Supplies of LNG continued to be curtailed by the refurbishment efforts of the Company's Algerian supplier. This is expected to continue through the balance of the fiscal year and will impact the ability of the business to participate in what is expected to be a strong summer market. As previously announced, the Company has agreed to sell its TUCO subsidiary to Southwestern Public Service Company ("SPS") for consideration of approximately $77 million. The sale is subject to regulatory approval. One such approval, involving SPS's request for special rate treatment for the transaction, was recently denied by the Public Utility Commission of Texas and a motion for rehearing was also denied. SPS is considering what action it will take as a result of the Commission's actions.

Interest expense increased 9% to $20.6 million from $18.9 million last year. The increase is due to higher total debt than a year ago as described below.

The Company's effective tax rate remained at 37%.

                                CABOT CORPORATION

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)


II. CASH FLOWS AND LIQUIDITY

During the first six months of the year, the Company's operations provided $27.8 million of cash compared to $49.4 million last year. The change is primarily due to the timing of tax payments partially offset by the decrease in inventory build up as compared to the second quarter of fiscal year 1995.

The Company increased its borrowings by $144.1 million during the first six months of the year primarily to fund share repurchases and to purchase an 80% interest in P.T. Continental Carbon Indonesia.

Capital spending for the first six months of the year was $127.1 million. In addition to the Indonesian acquisition mentioned above, during the second quarter the Company also began several previously announced capacity expansions, including a contract-supported carbon black expansion at Ville Platte, Louisiana. The Company plans to make approximately $300 million of capital expenditures during the 1996 fiscal year. In light of softened demand in certain markets, the Company will proceed cautiously with planned expansions and may delay one or more projects depending on how market forecasts develop over the balance of the fiscal year. Already, the Company has delayed the construction of a new carbon black unit in North America and is reevaluating the timetable for a new North American fumed silica plant.

During the first six months of the year, the Company purchased approximately 1.8 million common shares under an authorization to purchase 3 million shares of common stock. Approximately 2.4 million shares were repurchased under that authorization. As a result, the number of outstanding shares was reduced by approximately 6.5%. Subsequently, during the period the Company effected a two-for-one stock split in the form of a stock dividend.

The Company's ratio of total debt (including short-term debt net of cash) to capital increased from 29% at September 30, 1995, to 44% at the end of the second quarter due to increased borrowings for the share repurchases, capital expenditures and working capital and due to reductions in capital resulting from share repurchases.

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

                                CABOT CORPORATION

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)

                 (Dollars in millions, except per share amounts)

                                    UNAUDITED

                                             Three Months Ended   Six Months Ended
                                             ------------------   -----------------
                                              3/31/96   3/31/95   3/31/96   3/31/95
                                             --------   -------   -------   -------

Industry Segment Data
- ---------------------
Sales:
Specialty Chemicals and Materials              $370.3    $384.5    $714.3    $734.2
Energy                                          121.0      96.8     220.0     175.1
                                               ------    ------    ------    ------
  Net sales                                    $491.3    $481.3    $934.3    $909.3
                                               ======    ======    ======    ======
Operating profit:
Specialty Chemicals and Materials              $ 72.4    $ 77.1    $144.1    $137.6
Energy                                            8.9       6.6      17.3      12.9
                                               ------    ------    ------    ------
  Total operating profit                         81.3      83.7     161.4     150.5

Interest expense                                (11.2)     (8.9)    (20.6)    (18.9)
General corporate/other expenses                 (7.6)    (10.1)    (13.5)    (16.0)
                                               ------    ------    ------    ------
Income before income taxes                       62.5      64.7     127.3     115.6
Provision for income taxes                      (23.1)    (23.9)    (47.1)    (42.8)
Equity in net income of affiliated companies      4.9       5.3       8.7       7.0
Minority interest                                (1.4)      0.3      (2.6)      0.5
                                               ------    ------    ------    ------
Net income                                       42.9      46.4      86.3      80.3

Dividends on preferred stock                     (0.9)     (0.9)     (1.8)     (1.8)
                                               ------    ------    ------    ------
Income applicable to primary common shares     $ 42.0    $ 45.5    $ 84.5    $ 78.5
                                               ======    ======    ======    ======
Income per common share:

  Primary                                      $ 0.58    $ 0.59    $ 1.14    $ 1.01
                                               ======    ======    ======    ======
  Fully diluted                                $ 0.54    $ 0.54    $ 1.06    $ 0.94
                                               ======    ======    ======    ======


                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

The Annual Meeting of Stockholders of Cabot Corporation was held on March 7,
1996. An election of Directors was held at which Ms. Jane C. Bradley and Messrs. Samuel W. Bodman, Authur L. Goldstein, Gerrit Jeelof and John H.
McArthur were nominated and elected to the class of Directors whose terms expire in 1999. The following votes were cast for or were withheld with respect to each of the nominees:


            Director                      In Favor Of         Withheld
            --------                      -----------         --------
            Samuel W. Bodman              33,176,229         1,213,747
            Jane C. Bradley               33,690,421           699,555
            Authur L. Goldstein           33,749,601           640,376
            Gerrit Jeelof                 33,638,627           751,349
            John H. McArthur              33,759,884           630,092




Other Directors whose terms of office as Directors continued after the meeting are:


            Director                    Term of Office Expires
            --------                    ----------------------
            Kenneth F. Burnes                   1998
            John G. L. Cabot                    1998
            Robert P. Henderson                 1998
            Arnold S. Hiatt                     1997
            John F. O'Brien                     1998
            David V. Ragone                     1997
            Charles P. Siess, Jr.               1998
            Morris Tanenbaum                    1997
            Lydia W. Thomas                     1997

The second proposal before the Annual Meeting of Stockholders was the adoption of the Company's 1996 Equity Incentive Plan. This proposal was approved by the stockholders. The following votes were cast for or against or abstained from voting on the Company's 1996 Equity Incentive Plan:

               For                   Against               Abstained
               ---                   -------               ---------

            29,121,634              4,528,882               187,859

The third proposal before the Annual Meeting of Stockholders was the adoption of an amendment to the Company's Certificate of Incorporation to increase the authorized shares of the common stock issuable by the Company from 80,000,000 to 200,000,000 shares. This proposal was adopted. The following votes were cast for or against or abstained from voting on the amendment to the Company's Certificate of Incorporation:

               For                   Against               Abstained
               ---                   -------               ---------

            29,301,095              5,008,380                80,501

Effective March 7, 1996, Robert A. Charpie retired as a member of the Board of Directors. Additionally, the Company reports with sorrow that Gerrit Jeelof, one of its Directors, passed away on April 30, 1996.

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

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

       (b)  Reports on Form 8-K
            -------------------

            No report on Form 8-K was filed by the Company during the three months ended March 31, 1996.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          CABOT CORPORATION





Date: May 14, 1996                        /s/ Kenyon C. Gilson
                                          -----------------------------
                                          Kenyon C. Gilson
                                          Executive Vice President and
                                          Chief Financial Officer



Date: May 14, 1996                        /s/ Paul J. Gormisky
                                          -----------------------------
                                          Paul J. Gormisky
                                          Vice President and Controller
                                          (Chief Accounting Officer)