Form 10-Q
period 1996-06-30
CABOT CORP
filed 1996-08-14
CIK 16040

                                  FORM 10-Q

                           -----------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -----------------------

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                  JUNE 30, 1996

                                       or

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from       to
                                             -------  -------

                          COMMISSION FILE NUMBER 1-5667

                                CABOT CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                04-2271897
        (State of Incorporation)           (I.R.S. Employer Identification No.)

          75 STATE STREET                              02109-1806
        BOSTON, MASSACHUSETTS                          (Zip Code)
(Address of principal executive offices)

     Registrant's telephone number, including area code:  (617) 345-0100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X  NO
                                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     AS OF JUNE 30, 1996, THE COMPANY HAD 71,418,021 SHARES OF COMMON STOCK,
                      PAR VALUE $1 PER SHARE, OUTSTANDING.

                                CABOT CORPORATION

                                      INDEX

Part I.  Financial Information                                   Page No.
                                                                 --------

         Item 1. Financial Statements

              Consolidated Statements of Income
                 Three Months Ended June 30, 1996 and 1995           3

              Consolidated Statements of Income
                 Nine Months Ended June 30, 1996 and 1995            4

              Consolidated Balance Sheets
                 June 30, 1996 and September 30, 1995                5

              Consolidated Statements of Cash Flows
                 Nine Months Ended June 30, 1996 and 1995            7

              Notes to Consolidated Financial Statements             8

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                11

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K                   15

                          PART I. FINANCIAL INFORMATION
                                     ITEM 1.

                                CABOT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    Three Months Ended June 30, 1996 and 1995

                              (Dollars in thousands)

                                    UNAUDITED

                                                      1996        1995
                                                      ----        ----
Revenues:
  Net sales and other operating revenues            $457,318    $494,817
  Interest and dividend income                         2,171       2,182
                                                    --------    --------
    Total revenues                                   459,489     496,999
                                                    --------    --------

Costs and expenses:
  Cost of sales                                      318,510     336,139
  Selling and administrative expenses                 50,842      63,441
  Research and technical service                      21,301      15,180
  Interest expense                                    10,571       8,567
  Other charges, net                                   5,107       7,838
                                                    --------    --------
    Total costs and expenses                         406,331     431,165
                                                    --------    --------

Income before income taxes                            53,158      65,834
Provision for income taxes                           (19,668)    (24,358)
Equity in net income of affiliated companies           4,091       5,656
Minority interest                                     (1,831)       (107)
                                                    --------    --------

Net income                                            35,750      47,025

Dividends on preferred stock, net of tax
  benefit of $635 and $477, respectively                (715)       (886)
                                                    --------    --------

Income applicable to primary common shares          $ 35,035    $ 46,139
                                                    ========    ========

Weighted average common shares outstanding (000):
  Primary                                             72,710      77,980
  Fully diluted (Note A)                              78,808      84,376

Income per common share:

  Primary                                           $   0.48    $   0.59
                                                    ========    ========
  Fully diluted (Note A)                            $   0.45    $   0.55
                                                    ========    ========

Dividends per common share                          $   0.09    $   0.07
                                                    ========    ========


The accompanying notes are an integral part of these financial statements.

                              CABOT CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                   Nine Months Ended June 30, 1996 and 1995

                            (Dollars in thousands)

                                  UNAUDITED

                                                       1996          1995
                                                       ----          ----
Revenues:
  Net sales and other operating revenues            $1,391,621    $1,404,117
  Interest and dividend income                           6,886         6,623
                                                    ----------    ----------
   Total revenues                                    1,398,507     1,410,740
                                                    ----------    ----------

Costs and expenses:
  Cost of sales                                        968,942       962,388
  Selling and administrative expenses                  150,120       181,469
  Research and technical service                        53,955        41,684
  Interest expense                                      31,205        27,475
  Other charges, net                                    13,874        16,294
                                                    ----------    ----------
   Total costs and expenses                          1,218,096     1,229,310
                                                    ----------    ----------

Income before income taxes                             180,411       181,430
Provision for income taxes                             (66,752)      (67,129)
Equity in net income of affiliated companies            12,747        12,655
Minority Interest                                       (4,390)          356
                                                    ----------    ----------

Net income                                             122,016       127,312

Dividends on preferred stock, net of tax
  benefit of $1,585 and $1,435, respectively            (2,479)       (2,665)
                                                    ----------    ----------

Income applicable to primary common shares          $  119,537    $  124,647
                                                    ==========    ==========

Weighted average common shares outstanding (000):
  Primary                                               73,383        77,678
  Fully diluted (Note A)                                79,481        84,310

Income per common share:

  Primary                                           $     1.63    $     1.61
                                                    ==========    ==========
  Fully diluted (Note A)                            $     1.52    $     1.49
                                                    ==========    ==========


Dividends per common share                          $     0.27    $     0.21
                                                    ==========    ==========


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                       June 30, 1996 and September 30, 1995

                              (Dollars in thousands)

                                      ASSETS


                                             June 30      September 30
                                               1996           1995
                                           (Unaudited)
                                           -----------    ------------
Current assets:
  Cash and cash equivalents                $   34,939    $   90,792
  Accounts and notes receivable
    (net of reserve for doubtful
     accounts of $5,358 and $5,207)           313,671       292,777

  Inventories:
    Raw materials                              70,039        64,830
    Work in process                            73,952        47,058
    Finished goods                            111,780        97,597
    Other                                      45,289        43,625
                                           ----------    ----------
      Total inventories                       301,060       253,110

  Prepaid expenses                             19,341        13,499
  Deferred income taxes                        26,476        27,681
                                           ----------    ----------

Total current assets                          695,487       677,859
                                           ----------    ----------


Investments:
  Equity                                       74,332        98,866
  Other                                       150,158       119,866
                                           ----------    ----------
    Total investments                         224,490       218,732
                                           ----------    ----------

Property, plant and equipment, at cost      1,671,385     1,447,653
Accumulated depreciation                     (808,991)     (741,132)
                                           ----------    ----------
  Net property, plant and equipment           862,394       706,521
                                           ----------    ----------

Other assets:
  Intangible assets, net of amortization       33,191        13,922
  Deferred income taxes                         6,645         6,949
  Other assets                                 25,276        30,350
                                           ----------    ----------
    Total other assets                         65,112        51,221
                                           ----------    ----------

Total assets                               $1,847,483    $1,654,333
                                           ==========    ==========


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1996 and September 30, 1995

                              (Dollars in thousands)

                        LIABILITIES & STOCKHOLDERS' EQUITY


                                                                    June 30     September 30
                                                                      1996          1995
                                                                  (Unaudited)
                                                                  -----------   ------------
Current liabilities:
  Notes payable to banks                                           $  236,473    $   52,437
  Current portion of long-term debt                                    15,387        15,709
  Accounts payable and accrued liabilities                            249,908       260,879
  U.S. and foreign income taxes payable                                26,732        69,286
  Deferred income taxes                                                 3,891         4,068
                                                                   ----------    ----------
    Total current liabilities                                         532,391       402,379
                                                                   ----------    ----------

Long-term debt                                                        336,287       306,443
Deferred income taxes                                                 109,317       100,353
Other liabilities                                                     150,400       152,747

Commitments and contingencies (Note B)

Minority interest                                                      25,220         7,411

Stockholders' Equity (Note C):

Preferred Stock:
  Authorized:  2,000,000 shares of $1 par value
  Series A Junior Participating Preferred Stock
    Issued and outstanding:  none
  Series B ESOP Convertible Preferred Stock 7.75% Cumulative
    Issued:  75,336 shares (aggregate redemption value
    of $71,341 and $72,576)                                            75,336        75,336

Less cost of shares of preferred  treasury stock                       (6,288)       (4,836)

Common stock:
  Authorized:  200,000,000 and 80,000,000 shares of $1 par value
  Issued:  135,549,936 and 67,774,968 shares                          135,550        67,775

Additional paid-in capital                                             13,020        17,799

Retained earnings                                                   1,111,403     1,062,482

Less cost of common treasury stock
  (including unearned amounts of $18,265 and $11,823)                (641,130)     (539,585)

Deferred employee benefits                                            (64,701)      (65,907)

Unrealized gain on marketable                                          48,963        32,023
securities

Foreign currency translation adjustments                               21,715        39,913
                                                                   ----------    ----------

Total stockholders' equity                                            693,868       685,000
                                                                   ----------    ----------

Total liabilities and stockholders' equity                         $1,847,483    $1,654,333
                                                                   ==========    ==========


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Nine Months Ended June 30, 1996 and 1995

                              (Dollars in thousands)
                                    UNAUDITED

                                                               1996         1995
                                                               ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                  $ 122,016    $ 127,312
Adjustments to reconcile net income to cash
  provided by operating activities:
    Depreciation and amortization                              73,194       71,686
    Deferred tax provision                                        123        4,736
    Equity in net income of affiliated companies,
      net of dividends received                                (1,384)      (4,245)
    Other, net                                                  6,969        4,779

  Changes in assets and liabilities, net of consolidation
     of equity affiliates:
    Increase in accounts receivable                           (11,703)     (58,343)
    Increase in inventory                                     (38,635)     (53,297)
    Decrease in accounts payable and accruals                 (24,924)      (5,299)
    Decrease in prepayments and intangible assets               2,029        5,332
    Decrease in income taxes payable                          (44,252)      13,466
    Other, net                                                 (1,652)       1,024
                                                            ---------    ---------

  Cash provided by operating activities                        81,781      107,151
                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to plant, property and equipment                 (134,871)     (86,348)
  Investments and acquisitions                                (52,639)         (20)
  Cash provided from consolidation of equity affiliates         9,306
  Sales of property, plant and equipment                        2,621          136
  Other                                                         1,223
                                                            ---------    ---------

    Cash used by investing activities                        (174,360)     (86,232)
                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long-term debt                                 11,258       17,385
  Repayments of long-term debt                                (27,568)    (156,114)
  Increase in short-term debt                                 170,884       94,133
  Purchases of treasury stock                                (102,709)     (14,834)
  Sales and issuance of treasury stock                          8,828        8,533
  Cash dividends paid to stockholders                         (23,742)     (18,656)
                                                            ---------    ---------

    Cash provided (used) by financing activities               36,951      (69,553)
                                                            ---------    ---------

Effect of exchange rate changes on cash                          (225)       2,170
                                                            ---------    ---------

Decrease in cash and cash equivalents                         (55,853)     (46,464)

Cash and cash equivalents at beginning of period               90,792       80,917
                                                            ---------    ---------

Cash and cash equivalents at end of period                  $  34,939    $  34,453
                                                            =========    =========


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996

A.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of Cabot Corporation and majority-owned and controlled domestic and foreign subsidiaries. Investments in majority-owned affiliates where control does not exist and investments in 20 percent to 50 percent-owned affiliates are accounted for using the equity method. As of October 1, 1995, the Company changed the accounting for its Czech Republic and Indian carbon black affiliates from the equity method to the consolidated method upon achieving control. Intercompany transactions have been eliminated.

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

     The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 1996 and 1995. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

     Earnings Per Share

     The computation of fully diluted earnings per share considers the conversion of the Company's Series B ESOP Convertible Preferred Stock held by the Company's Employee Stock Ownership Plan, and also includes the potentially dilutive effects of the stock options and rights issued under the Company's Equity Incentive Plans.

     Reclassification

     Certain amounts in fiscal 1995 have been reclassified to conform to the fiscal 1996 presentation.

B.   COMMITMENTS AND CONTINGENCIES

     The Company has various lawsuits, claims and contingent liabilities. In the opinion of the Company, although final disposition of all of its suits and claims may impact the Company's financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on the Company's financial position. As of the end of the quarter, approximately $60 million was committed for various capital projects.

[Page set horizontally]

                                CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996
                                    UNAUDITED

C.   STOCKHOLDERS' EQUITY

The following table summarizes the changes in stockholders' equity for the nine months ended June 30, 1996.


                                                Preferred Stock       Preferred          Common Stock
                                                ---------------     Treasury Stock       ------------       Additional
(Dollars in thousands)                          Shares              --------------      Shares               Paid-in    Retained
                                                Issued    Value     Shares    Cost      Issued     Value     Capital    Earnings
                                                ------    -----     ------    ----      ------     -----     -------    --------
Balance at September 30, 1995                   75,336   $75,336    5,036   $(4,836)  67,774,968  $ 67,775   $ 17,799  $1,062,482

Net Income                                                                                                                122,016

Common stock dividends paid                                                                                               (19,423)

Redempton of preferred stock purchase
  rights                                                                                                                   (1,840)

Issuance of treasury stock under
  employee compensation plans                                                                                  11,988         (10)

Purchase of treasury stock - common

Purchase of treasury stock - preferred                                580    (1,452)

Sale of treasury stock to Cabot
  Retirement Incentive Savings Plan                                                                             1,665


Preferred stock dividends paid to Employee
  Stock Ownership Plan, net of tax                                                                                        (2,479)

Principal payment by Employee Stock
  Ownership Plan under guaranteed loan

Effect of two-for-one stock split
distributed March 22, 1996                                                            67,774,968    67,775    (18,432)    (49,343)

Amortization of unearned compensation

Unrealized gain/(loss), net of deferred tax

Foreign currency translation adjustments        ------   -------    -----   -------   ----------  --------   --------  ----------

Balance at June 30, 1996                        75,336   $75,336    5,616   $(6,288) 135,549,936  $135,550   $ 13,020  $1,111,403
                                                ======   =======    =====   =======  ===========  ========   ========  ==========



                                                  Common                                    Unrealized     Foreign
                                               Treasury Stock                   Deferred    Gain/(Loss)   Currency       Total
(Dollars in thousands)                         --------------      Unearned     Employee    Marketable   Translation  Stockholders'
                                                Shares    Cost    Compensation   Benefits    Securities   Adjustments    Equity
                                                ------    ----    ------------   --------    ----------   -----------    ------

Balance at September 30, 1995               30,392,967  $(528,751)   $(10,834)    $(65,907)    $32,023    $ 39,913      $ 685,000

Net Income                                                                                                                122,016

Common stock dividends paid                                                                                               (19,423)

Redempton of preferred stock purchase
  rights                                                                                                                   (1,840)

Issuance of treasury stock under
  employee compensation plans                 (444,375)     6,228     (11,958)                                              6,248

Purchase of treasury stock - common          2,187,809   (101,257)                                                       (101,257)

Purchase of treasury stock - preferred                                                                                     (1,452)

Sale of treasury stock to Cabot
  Retirement Incentive Savings Plan            (63,562)       915                                                           2,580


Preferred stock dividends paid to Employee
  Stock Ownership Plan, net of tax                                                                                         (2,479)

Principal payment by Employee Stock
  Ownership Plan under guaranteed loan                                               1,206                                  1,206

Effect of two-for-one stock split
distributed March 22, 1996                  32,059,076

Amortization of unearned compensation                                   4,527                                               4,527

Unrealized gain/(loss), net of deferred tax                                                    16,940                      16,940

Foreign currency translation adjustments                                                                   (18,198)       (18,198)
                                            ----------  ---------    --------     --------    -------     --------      ---------

Balance at June 30, 1996                    64,131,915  $(622,865)   $(18,265)    $(64,701)   $48,963     $ 21,715      $ 693,868
                                            ==========  =========    ========     ========    =======     ========      =========

                                CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Continued)

D.   ACQUISITION

     On February 16, 1996, the Company acquired an 80% controlling ownership interest in an Indonesian carbon black company for approximately $50 million which was accounted for as a purchase. The appraisals for the estimated fair values of assets and liabilities have not yet been completed. Accordingly, final purchase accounting adjustments may be required in order to properly state assets and liabilities at their fair value as of the date of acquisition. Results of operations, subsequent to the acquisition date have been included in the Consolidated Statements of Income as of June 30, 1996.

E.   SUBSEQUENT EVENTS

     On July 31, 1996, the Company sold approximately 1.85 million shares of its investment in KN Energy, Inc. The Company received cash proceeds of $57.6 million related to the sale.

ITEM 2.                          CABOT CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

I. RESULTS OF OPERATIONS

Sales and operating profit by industry segment are shown in the accompanying table on page 14.

THREE MONTHS ENDED JUNE 30, 1996 VERSUS
THREE MONTHS ENDED JUNE 30, 1995

Net income for the third quarter of fiscal year 1996 was $35.7 million ($0.48 per primary common share and $0.45 per fully diluted common share) compared with $47.0 million ($0.59 per primary common share and $0.55 per fully diluted common share) in the same quarter a year ago. Net sales and other operating revenues fell 8% to $457.3 million from last year's $494.8 million. Operating profit declined 12% to $71.3 million from $81.1 million last year. Performance in 1996 excluded the results of Cabot Safety Corporation, which was restructured in July,1995. Exclusive of Cabot Safety, third quarter revenues increased 4% and operating profit fell 4% from the prior year.

In the Specialty Chemicals and Materials Group, sales declined 13% to $359.7 million from $413.9 million last year and operating profit decreased 16% to $68.6 million from $81.8 million. The decrease in operating profit reflects an overall 4% decline in volumes and significantly higher spending on research and development and new business initiatives, largely offset by better margins than a year ago. The most significant volume variances by business were a 16% decline in performance materials (tantalum) and a 10% decline in plastics. Regionally, the most significant volume declines were in the European specialty chemicals businesses. Volumes improved in the Pacific Asia region due to the recent acquisition of the Company's second Indonesian carbon black subsidiary. Results in 1995 included a contribution from Cabot Safety Corporation. Exclusive of Cabot Safety, sales for the Group were flat, and operating profit fell 8%.

In the Energy Group, sales increased 21% from $80.9 million to $97.6 million, and operating profit improved to $2.7 million from a loss of $0.7 million last year. The improvement was mainly due to higher volumes and lower development spending in the Group's liquefied natural gas (LNG) business.

The Company experienced weakened demand during the quarter in Europe, North America and South America. This led to volume declines in most of the Company's specialty chemicals businesses. In addition, a slowdown in the North American personal electronics market led to lower sales in Cabot's tantalum business. This slowdown, coupled with an inventory correction in the electronics industry, is expected to continue for the next several months. In light of the various global economic uncertainties, and continued spending on research and development and new business initiatives, the Company is not anticipating earnings growth in fiscal year 1996 versus 1995.

New products continue to be the focus of future earnings growth. A new product as referred to here is a product first sold in commercial quantities within the last five years. New products are expected to account for over 8% of revenues and 5% of volumes in 1996. These products generally have higher margins than older products, but are not yet significant enough to offset the effects of a possible short-term decline in demand for traditional products. It is expected that these new products will begin to make significant profit contributions during fiscal 1997. During the quarter, two new business units within the Company were formed, Ink Jet Colorants and Cabot Specialty Fluids.

The Company plans to incur approximately $15 million of expense on one particular research and development project during fiscal 1996. The Company has developed a new dispersion technology which may dramatically change the way in which reinforcing materials are dispersed in rubber. Using this technology, the Company is developing a new line of products known as elastomer composites. The Company is constructing a pilot plant in Malaysia to allow further development and testing of these new products.

                                CABOT CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

NINE MONTHS ENDED JUNE 30, 1996 VERSUS
NINE MONTHS ENDED JUNE 30, 1995

For the nine months ended June 30, 1996, net income was $122.0 million ( $1.63 per primary common share and $1.52 per fully diluted common share) compared with $127.3 million ($1.61 per primary common share and $1.49 per fully diluted common share) in the same period a year ago. Net sales slipped 1% to $1,391.6 million from $1,404.1 million last year, and operating profit grew 1% to $232.8 million, from $231.5 million.

In the Specialty Chemicals and Materials Group, revenues decreased 6% during the first nine months to $1,074.0 million from $1,148.2 million last year and operating profit fell 3% to $212.8 million from $219.3 million. The decline is due to the absence of Cabot Safety Corporation, which was restructured in July 1995. On a comparable basis, revenues increased 6% and operating profit grew 5%. Compared with the same nine month period a year ago, improved pricing was partially offset by increased raw material costs, volume declines during the latter part of the period, most notably in the Company's European businesses, and increased spending on research and development and new business initiatives.

In the Energy Group, sales increased 24% to $317.6 million from $255.9 million and operating profit grew 64% to $20.0 million from $12.2 million. Operating profit in fiscal 1996 included a $3.3 million reimbursement of expenses, accounted for as a gain (approximately $0.03 per fully diluted common share), associated with the reduction in the Company's ownership position, from 25% to 10%, in the Trinidad natural gas liquefaction plant project. Operating profit exclusive of this gain improved 37%, largely due to reduced development spending and improved volumes and pricing in the Company's LNG business, partially offset by significantly higher costs for pipeline gas in that business. Supplies of LNG continued to be curtailed by the refurbishment efforts of the Company's Algerian supplier. This is expected to continue through the balance of the fiscal year and is affecting the ability of the business to participate in a strong summer refill market.

As previously announced, the Company is a participant in a Trinidad liquefaction project. During the third quarter, contracts were finalized for the gas supply, gas sales and the construction of the liquefaction facility. The project schedule calls for shipments beginning in the Company's fiscal year 2000. As previously announced, the Company has agreed to sell its subsidiary, TUCO INC., to Southwestern Public Service Company ("SPS") for consideration of approximately $77 million. The sale is subject to regulatory approval. One such approval, involving SPS's request for special rate treatment for the transaction, was recently denied by the Public Utility Commission of Texas and a motion for rehearing was also denied. SPS is now working with a third party in an effort to complete the transaction.

Interest expense increased 13% to $31.2 million from $27.5 million last year. The increase is due to higher total debt than a year ago, primarily due to the stock repurchase program described below and the consolidation of the Czech Republic and Indian carbon black affiliates.

The Company's effective tax rate was at 37% for the nine month periods ended June 30, 1996 and June 30, 1995.

                                CABOT CORPORATION

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)

II. CASH FLOWS AND LIQUIDITY

During the first nine months of the year, the Company's operations provided $81.8 million of cash compared to $107.2 million last year. The change is primarily due to the timing of tax payments and a greater decrease in accounts payable, partially offset by a smaller increase in accounts receivable and inventory as compared with the same period last year.

The Company increased its borrowings by $154.6 million during the first nine months of the year. The increase primarily relates to share repurchases, the purchase of an 80% interest in P.T. Continental Carbon Indonesia and the consolidation of the Czech Republic and Indian carbon black affiliates.

Capital spending for the first nine months of the year was $187.5 million. In addition to the Indonesian acquisition mentioned above, the Company has continued to invest in several previously announced capacity expansions, including a contract-supported carbon black expansion at Ville Platte, Louisiana, and capacity expansions in the South American and Pacific Asia carbon black businesses and the performance materials (tantalum) business. The Company expects total capital expenditures of approximately $250 million during the 1996 fiscal year. In light of softened demand in certain markets, the Company will proceed cautiously with planned expansions and may delay one or more projects depending on how market forecasts develop. Already, the Company has delayed construction of a new carbon black unit in North America and a new North American fumed silica plant.

During the first nine months of the year, the Company repurchased 2.2 million shares of its common stock. Approximately 0.4 million shares were repurchased under the Company's current 4 million share authorization. As a result, the number of outstanding shares was reduced by approximately 5.5%. To the extent shares are repurchased over the remainder of the year, the Company plans to finance such repurchases with proceeds from the recent sale of a portion of its investment in KN Energy, Inc., the pending sale of TUCO INC. or through interim period borrowings.

The Company's ratio of total debt (including short-term debt, net of cash) to capital increased from 29% at September 30, 1995, to 43% at the end of the third quarter due to increased borrowings for the share repurchases, capital expenditures and working capital, and due to reductions in capital resulting from share repurchases.

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

                                CABOT CORPORATION

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)

                 (Dollars in millions, except per share amounts)

                                    UNAUDITED



                                              Three Months Ended       Nine Months Ended
                                              ------------------       -----------------
                                              6/30/96    6/30/95      6/30/96     6/30/95
                                              -------    -------      -------     -------
Industry Segment Data
- ---------------------

Sales:
Specialty Chemicals and Materials              $359.7     $413.9      $1,074.0    $1,148.2
Energy                                           97.6       80.9         317.6       255.9
                                               ------     ------      --------    --------
  Net sales                                    $457.3     $494.8      $1,391.6    $1,404.1
                                               ======     ======      ========    ========

Operating profit:
Specialty Chemicals and Materials              $ 68.6     $ 81.8      $  212.8    $  219.3
Energy                                            2.7       (0.7)         20.0        12.2
                                               ------     ------      --------    --------
  Total operating profit                         71.3       81.1         232.8       231.5

Interest expense                                (10.6)      (8.6)        (31.2)      (27.5)
General corporate/other expenses                 (7.6)      (6.7)        (21.2)      (22.7)
                                               ------     ------      --------    --------

Income before income taxes                       53.1       65.8         180.4       181.3
Provision for income taxes                      (19.7)     (24.4)        (66.7)      (67.1)
Equity in net income of affiliated companies      4.1        5.7          12.7        12.7
Minority interest                                (1.8)      (0.1)         (4.4)        0.4
                                               ------     ------      --------    --------

Net income                                       35.7       47.0         122.0       127.3

Dividends on preferred stock                     (0.7)      (0.9)         (2.5)       (2.7)
                                               ------     ------      --------    --------

Income applicable to primary common shares     $ 35.0     $ 46.1      $  119.5    $  124.6
                                               ======     ======      ========    ========

Income per common share:

  Primary                                      $ 0.48     $ 0.59      $   1.63    $   1.61
                                               ======     ======      ========    ========
  Fully diluted                                $ 0.45     $ 0.55      $   1.52    $   1.49
                                               ======     ======      ========    ========

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

      (a)   Exhibits
            --------

            The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K.

            Exhibit
            Number           Description
            ------           -----------

            11 Statement Regarding Computation of Per Share Earnings, filed herewith.

            12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges, filed herewith.

            27 Financial Data Schedule, filed herewith.(Not included with printed copy of the Form 10-Q.)

       (b)  Reports on Form 8-K
            -------------------

            No report on Form 8-K was filed by the Company during the three months ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CABOT CORPORATION

Date:  August 14, 1996                    /s/ Kenyon C. Gilson
                                          --------------------
                                          Kenyon C. Gilson
                                          Executive Vice President and
                                          Chief Financial Officer

Date:  August 14, 1996                    /s/ Paul J. Gormisky
                                          --------------------
                                          Paul J. Gormisky
                                          Vice President and Controller
                                          (Chief Accounting Officer)