Form 10-K
period 1996-09-30
CABOT CORP
filed 1996-12-24
CIK 16040

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                       OR

          [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 1-5667

                               CABOT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     04-2271897
         (STATE OR OTHER JURISDICTION                         (IRS EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)
               75 STATE STREET
            BOSTON, MASSACHUSETTS                                 02109
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (617) 345-0100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

COMMON STOCK, $1.00 PAR VALUE PER SHARE:
70,446,881 SHARES OUTSTANDING                BOSTON STOCK EXCHANGE
AT NOVEMBER 29, 1996                         NEW YORK STOCK EXCHANGE
                                             PACIFIC STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's common stock held beneficially or of record by shareholders who are not directors or executive officers of the Registrant at November 29, 1996, was approximately $1,634,283,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Stockholders for fiscal year 1996 are incorporated by reference in Parts II and IV, and portions of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

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

     The description of the Company's businesses is as of September 30, 1996, unless otherwise noted. Information regarding the revenues and operating profits of the Company's business segments and geographic areas appears on pages 19 and 38 and 39 of the Company's Annual Report to Stockholders for fiscal year 1996 ("Annual Report") which are incorporated herein by reference.

     In February 1996, the Company acquired an 80% controlling interest in an Indonesian carbon black company for approximately $50 million, plus the assumption of $9 million of debt. In July 1996, the Company sold 1.85 million shares of the common stock of K N Energy, Inc., for which the Company received cash proceeds of $57.6 million. See pages 5 and 6 for further information regarding the Company's investment in K N Energy, Inc.

     Effective September 30, 1996, Cabot sold all of the stock of its subsidiary, TUCO INC., to TUCO Acquisition, Inc. for consideration of $77 million ($27 million in cash plus the repayment of $50 million of TUCO INC. debt by the buyer), plus $8 million of working capital adjustments.

     On November 10, 1995, Cabot's Board of Directors authorized a two-for-one stock split of Cabot's common stock, $1.00 par value per share ("Common Stock"), in the form of a stock dividend subject to stockholder approval of an amendment to Cabot's Certificate of Incorporation to increase the authorized number of shares to 200,000,000 shares. Stockholders approved such amendment at the Company's Annual Meeting on March 7, 1996. Pursuant to the previously authorized stock split, the shares of Common Stock were distributed on March 22, 1996 to stockholders of record on March 15, 1996.

     In May 1996, Cabot's Board of Directors authorized the repurchase of up to 4,000,000 shares of its Common Stock in an effort to reduce the total number of shares of Common Stock outstanding. Pursuant to that authorization, Cabot purchased approximately 736,000 shares through September 30, 1996. Prior to that authorization, Cabot had purchased approximately 1,870,000 shares under a previous Common Stock repurchase authorization during fiscal year 1996 in open market transactions and 1,347,300 shares in private and open market transactions during fiscal 1995 for the purpose of reducing the total number of shares outstanding as well as replacing shares issued under the Company's employee incentive compensation programs.

     Additional information regarding significant events affecting the Company in its fiscal year ended September 30, 1996, appears in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 17 through 24 of the Annual Report.

                       SPECIALTY CHEMICALS AND MATERIALS

CARBON BLACK DIVISIONS

     The Company's Carbon Black Divisions manufacture and sell carbon black, a very fine black powder. Carbon black is used as a reinforcing agent in tires (tire blacks) and industrial rubber products such as extruded profiles, hoses and molded goods (industrial rubber blacks). Non-rubber grades of carbon black, known as special blacks, are used to provide pigmentation, conductivity and ultraviolet protection and for other purposes in many specialty applications such as inks, plastics, cables and coatings. The Company believes that it is the leading manufacturer of carbon black in the world. It estimates that it has about one quarter of the worldwide production capacity and market share of carbon black. The Company competes in the manufacture of carbon black with two companies having an international presence and with at least 20 other companies in various regional markets in which it operates (see "General" on pages 4 and 5 of this Report).

     The Company's carbon black business is operated through a matrix of four regional Divisions, European, North American, Pacific Asia and South American, and three sectors, industrial rubber blacks, special blacks and tire blacks. Carbon black plants owned by Cabot or a subsidiary are located in Argentina, Australia, Brazil, Canada, the Czech Republic, England, France (two plants), India, Indonesia (two plants), Italy, Japan, The Netherlands, Spain and the United States (four plants). Affiliates of the Company own carbon black plants in Colombia, Japan (two plants), Malaysia, Mexico, The People's Republic of China and Venezuela. The Company consolidated the operating results of its affiliates in the Czech Republic and India effective October 1, 1995.

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

     Sales are generally made by Company employees in the countries where carbon black plants are located. Export sales are generally made through distributors or sales representatives in conjunction with Company employees. Sales are made under various trademarks owned by Cabot, of which Cabot[Registered Trademark], Black Pearls[Registered Trademark], Elftex[Registered Trademark], Mogul[Registered Trademark], Monarch[Registered Trademark], Regal[Registered Trademark], Spheron[Trademark], Sterling[Registered Trademark] and Vulcan[Registered Trademark] are the best known.

     The Company has developed three new carbon black products with substantial demand potential. The first such product is a tire innerliner carbon black which can reduce the amount of expensive halobutyl polymers in a tire. The innerliner carbon black can both lower the cost of producing tires and improve the tires' performance. The Company's best estimate, at this time, of the annual revenues innerliner carbon black may produce by the year 2000 is $25 million to $60 million*. Ecoblack[Trademark] carbon black, the second new product, utilizes a new technology for surface modification of the chemistry of carbon black. It can be used in place of silica to reduce a tire's rolling resistance and improve an automobile's gas mileage at a cost significantly less than that using a silica compound. The Company's best estimate, at this time, of the annual revenues to be derived from the Ecoblack[Trademark] product by the year 2000 is $20 million to $80 million*. The Company is building a semi-works plant in Malaysia in connection with its plans to commercially develop and produce elastomer composites, the third new product. The Company believes that its new elastomer composites will provide a significant improvement in tire performance. The Company estimates that by the year 2000 elastomer composites may produce revenues of $200 million to $250 million annually*.

CAB-O-SIL DIVISION

     The Company's Cab-O-Sil Division manufactures and sells fumed silica and dispersions thereof under various trademarks including Cabot[Registered Trademark], Cab-O-Sil[Registered Trademark], Cab-O-Sperse[Registered Trademark] and Cab-O-Guard[Trademark]. Fumed silica is an ultra-fine, high-purity silica produced by a flame process for use as a reinforcing, thickening, thixotropic, suspending or anti-caking agent in a wide variety of products for the automotive industry, construction industry and consumer industries, including adhesives, cosmetics, inks, lubricants, paints and pharmaceuticals. The headquarters of the Cab-O-Sil Division is located in Aurora, Illinois, and its North American manufacturing plant is located in Tuscola, Illinois. A subsidiary of Cabot leases a manufacturing plant in Wales, and an affiliate of Cabot owns a manufacturing plant in Germany. A plant to manufacture fumed silica is under construction in India by a joint venture which is 50% owned by the Company and 50% owned by an Indian entity. Raw materials for the production of fumed silica are various chlorosilane feedstocks. The feedstocks are either purchased or toll converted for owners of the materials. The Division has long-term procurement contracts in place which it believes will enable it to meet its raw material requirements. Sales of

---------------

*Estimates of future contributions and performance are contingent on various internal and external factors as described on page 7 of this Report.

fumed silica products are made by Company employees and through distributors and sales representatives. There are five principal producers of fumed silica in the world (see "General" on pages 4 and 5 of this Report). The Company believes it is the leading producer and seller of this chemical in the United States and second worldwide.

MICROELECTRONICS MATERIALS DIVISION

     The Company's Microelectronics Materials Division manufactures and sells high-purity polishing compounds, made from fumed metal oxides and a variety of chemistries. The polishing compounds are used in the manufacture of wafers, chips and other electronic devices by the semiconductor industry. These products are sold under various Cabot trademarks including Cab-O-Sperse[Registered Trademark] and Semi-Sperse[Registered Trademark]. Sales of polishing compounds are made by Company employees and through distributors. Raw materials are readily available. The Microelectronics Materials Division has a newly constructed dispersion manufacturing facility and laboratory in Aurora, Illinois, as well as a dispersion manufacturing facility in Barry, Wales. The headquarters and technology center of the Microelectronics Materials Division is located in Aurora, Illinois. The Aurora, Illinois facility provides quality control management, operations management, marketing support and customer sales and service for the Division.

PLASTICS DIVISION

     The Company's Plastics Division produces black and white thermoplastic concentrates and specialty compounds for sale to plastic resin producers and the plastics processing industry. Sales are made under various Cabot trademarks including Cabelec, Plasadd, Plasblak, Plasdeg, Plastech, Plaswite and Rainbow. Major applications for these materials include pipe and tubing, packaging and agricultural film, automotive components, cable sheathing and special packaging for use in the electronics industry. The plastics business is operated through four sectors: polymer producers, specialty compounds, proprietary products in Europe and proprietary products in Asia. Sales are made by Company employees and through sales representatives and distributors primarily in Europe and Asia. This business has manufacturing facilities in Belgium (two plants), England, Hong Kong and Italy. In Europe, the Company is one of the three leading producers of thermoplastic concentrates. The main raw materials used in this business are carbon black, titanium dioxide, thermoplastic resins and mineral fillers. Raw materials are in general readily available. The Company also operates a small plastics recycling facility in Belgium.

PERFORMANCE MATERIALS DIVISION

     The Cabot Performance Materials Division serves the electronic materials and refractory metals industries and produces tantalum, niobium (columbium) and their alloys, and cesium, germanium, rubidium and tellurium and their compounds. Tantalum is produced in various forms including powder and wire for electronic capacitors. Tantalum and niobium and their alloys are also produced in wrought form for non-electronic applications such as chemical process equipment and the production of superalloys, and for various other industrial and aerospace applications. Tantalum is also used in ballistic munitions by the defense industry. The headquarters and the principal manufacturing facility of this business are in Boyertown, Pennsylvania. Subsidiaries in Canada hold leasehold interests in land and certain mineral rights with respect to such land in Manitoba, Canada. These subsidiaries mine and sell tantalite, spodumene, lepidolite and pollucite. An affiliate of the Company has a manufacturing plant in Japan. Raw materials are currently in adequate supply. The Company is presently seeking new sources of supply to support future demand. Raw materials are obtained by the Company from ores mined principally in Africa, Australia, Brazil and Canada and from by-product tin slags from tin smelting mainly in Malaysia. Sales in the United States are made by personnel of the Company with export sales to Europe handled by Company employees and independent European sales representatives. Sales in Europe are made by an affiliated company. Sales in Japan and other parts of Asia are handled primarily through employees of the Company's Japanese affiliate. There are currently two principal groups producing tantalum and niobium in the western world. The Company believes that it, together with its Japanese affiliate, is the leading producer of electronic grade tantalum powder and wire products with competitors having greater production in some other product lines (see "General" below).

OTHER

     The Company has formed two new business units to develop and market two new products which are currently not providing a material amount of revenues for the Company. The first is the Ink Jet Colorants Division which manufactures a product for use in computer ink jet printers. Pigments based colorants are designed to replace traditional pigment dispersions and dyes. These colorants deliver enhanced color, stability, durability, ink formulation flexibility and high print quality. These new products serve printing markets, such as home and office printers, wide format, and commercial and industrial printing applications. The Company's best estimate, at this time, of the revenues from this product in the year 2000 is $18 million to $30 million*. The other new business is Cabot Specialty Fluids, Inc. which will develop and market cesium brine as a drilling fluid to be used when drilling oil and gas wells with high drilling temperatures. Cesium brine has a high density without solid additives, but a low viscosity so it will readily flow; it is resistant to high temperatures and yet it is biodegradable. The Company's best estimate, at this time, of the revenues from this product in the year 2000 is $15 million to $35 million*. The Company is constructing a manufacturing facility to produce cesium brine near its mine in Manitoba, Canada. This facility is scheduled for completion in March of 1997.

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

     The Group's businesses are generally not seasonal in nature, although they experience some decline in sales in the fourth fiscal quarter due to European holiday plant shutdowns. Backlog orders for the Group believed to be firm as of September 30, 1996 were approximately $103.1 million, compared to firm backlog orders as of September 30, 1995, of approximately $104.8 million. All of the 1996 backlog orders are expected to be filled during fiscal year 1997.

     Six major tire and rubber companies operating worldwide, several special blacks customers operating in Europe and the United States, and one fumed silica customer operating in Europe and the United States represent a material portion of the Group's total net sales and operating revenues; the loss of one or more of these customers might materially adversely affect the Group. The Cab-O-Sil Division's largest customer, Dow Corning Corp., filed for protection against its creditors under the bankruptcy laws in 1995. That filing is not expected to have a material adverse effect on the Cab-O-Sil Division.

     The Company's specialty chemicals and materials are used in many end-uses associated with the automotive industry such as tires, extruded profiles, hoses, molded goods, capacitors and paints. The Company's financial results are affected by the cyclical nature of the automotive industry, although a large portion of the market is for replacement tires and other parts which are less subject to automobile industry cycles. The Company has long-term carbon black supply contracts with certain of its North American tire customers. These contracts are designed to provide such customers with a secure supply of carbon black and reduce the volatility in the Company's carbon black volumes and margins caused, in part, by automobile industry cycles.

     Competition exists on the basis of price, service, quality, product performance and technical innovation in the businesses of this Group. Competitive conditions in the European market for carbon black are also affected by sales of carbon black produced in Croatia, Egypt, Hungary and Russia. Competitive conditions

---------------

* Estimates of future contributions and performance are contingent on various internal and external factors as described on page 7 of this Report.

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

                             LIQUEFIED NATURAL GAS

     The Company, through a subsidiary, purchases liquefied natural gas ("LNG") from Sonatrading, an affiliate of Sonatrach, the Algerian national oil and gas company, under a long-term and a medium-term supply contract and, when available at competitive prices, from other sources. Cabot and Sonatrach have each agreed to assure performance of the obligations of their respective affiliates under these agreements. The LNG is stored and resold in the northeastern United States from a terminal facility in Everett, Massachusetts. The Company has received authorizations from the U.S. Department of Energy to import LNG under the contracts with Sonatrading, as well as blanket authorization to import LNG from other foreign suppliers on both a long-term and short-term basis. The Company has also received authorization from the Federal Energy Regulatory Commission for sales services. Currently, the Company's supply of LNG is limited primarily by the amount of LNG available from Sonatrading/Sonatrach.

     In 1993, the Company was notified by Sonatrach that the renovation of Sonatrach's Algerian LNG production facilities would likely result in a temporary reduction of LNG deliveries to its customers, including the Company. The Company expects the deliveries of LNG from its Algerian supplier to improve in fiscal year 1997 as Sonatrach's renovation project progresses. The Company has been able to continue to meet its firm sales obligations to customers and has secured an additional limited source of supply from ADGAS, an LNG exporter in the United Arab Emirates. The Company is not able to predict, at this time, what, if any, impact the political instability in Algeria may have on the future supply of LNG from its Algerian supplier, but to date, no direct adverse effect has been experienced. The loss of supply from the Algerian supplier could have a material adverse effect on the Company until additional sources of supply are obtained.

     A consortium of companies consisting of Amoco Trinidad (LNG) B.V., British Gas Trinidad LNG Limited, Cabot Trinidad LNG Limited ("Cabot Trinidad", a wholly owned subsidiary of Cabot LNG Corporation), NGC Trinidad and Tobago LNG Limited and Repsol International Finance B.V. own Atlantic LNG Company of Trinidad and Tobago ("Atlantic LNG"), a corporation formed to construct, own and operate a new LNG plant in the Republic of Trinidad and Tobago designed to export 385 million cubic feet of natural gas per day in the form of LNG. Cabot Trinidad owns ten percent of Atlantic LNG. Cabot LNG Corporation and Enagas, S.A., the largest importer and wholesaler of natural gas in Spain, have entered into sales contracts with Atlantic LNG under which Cabot LNG Corporation will purchase 60% and Enagas, S.A. will purchase the remaining 40% of the LNG to be produced by Atlantic LNG's new plant. The plant is expected to be completed and deliveries of LNG to commence in fiscal year 1999. In fiscal year 1996, the consortium concluded agreements with subsidiaries of Bechtel Corporation to design and construct the new LNG plant. Construction is now underway. In November 1995, the Company received authorization from the U.S. Department of Energy to import up to 100 billion cubic feet of LNG per year from Trinidad and other countries for a period of 40 years.

     The LNG business is not materially dependent upon any patent, trademark or other intellectual property license. Backlog orders are not significant to this business. Sales by the LNG business are stronger in the winter months because of heating demands in New England.

     Price competition characterizes the markets served by the LNG business. The business has numerous competitors including natural gas suppliers and suppliers of alternative fuels.

                                     OTHER

     The Company acquired its investment in K N Energy, Inc. ("KNE") in connection with the merger of American Oil and Gas Corporation with a subsidiary of KNE in July 1994. The Company has reflected its investment in the common stock of KNE at its fair market value on September 30, 1996. An officer of the Company is a director and a member of the Audit Committee of KNE.

     The Company has maintained an approximately 42.5% ownership interest in Aearo Corporation (formerly Cabot Safety Holdings Corporation) after the restructuring of the Company's safety products and specialty composites business in July 1995. The Company has two representatives serving on the Board of Directors of Aearo Corporation and its principal subsidiaries ("Aearo"). Aearo manufactures and sells personal safety products, as well as energy absorbing, vibration damping and impact absorbing products for industrial noise control and environmental enhancement.

     TUCO INC., which the Company sold effective September 30, 1996, purchases coal mined in Wyoming pursuant to long-term and short-term (spot) contracts and has it transported by rail to Texas where it is processed and sold to Southwestern Public Service Company pursuant to long-term sales contracts for use in generating electricity.

                               OTHER INFORMATION

EMPLOYEES

     As of September 30, 1996, the Company had approximately 4,700 employees. Approximately 600 employees in the United States are covered by collective bargaining agreements. The Company believes that its relations with its employees are satisfactory.

RESEARCH AND DEVELOPMENT

     The Company's Specialty Chemicals and Materials Group develops new and improved products and processes and greater operating efficiencies through Company-sponsored research and technical service activities including those initiated in response to customer requests. Expenditures by the Company for such activities are shown on page 25 of the Annual Report which is incorporated herein by reference.

SAFETY, HEALTH AND ENVIRONMENT

     The Company's operations are subject to various environmental laws and regulations. Over the past several years, the Company has expended considerable sums to add, improve, maintain and operate facilities for environmental protection. Expenditures for equipment or facilities intended solely for environmental protection are estimated to have been approximately $22 million in fiscal year 1996 and are expected to be approximately $20 million in fiscal year 1997, and approximately $20 million in fiscal year 1998. Most of these expenditures for fiscal years 1996-1998 are to enable Cabot's U.S. plants to comply with the new requirements of the Clean Air Act.

     The Company has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the "Superfund law") with respect to several sites (see Item 3, "Legal Proceedings," on pages 8 through 10 of this Report for a description of various environmental proceedings). During the next several years, as remediation of various environmental sites is carried out, the Company expects to spend a significant portion of its $44.5 million environmental reserve for costs associated with such remediation. Additions are made to the reserve based on the Company's continuing analysis of its share of costs likely to be incurred at each site. The sites are primarily associated with divested businesses.

     The International Agency for Research on Cancer ("IARC") revised its evaluation of carbon black from Group 3 (insufficient evidence to make a determination regarding carcinogenicity) to Group 2B (known animal carcinogen, possible human carcinogen), based solely on results of studies of female rat response to the inhalation of carbon black. The Company has communicated this change in IARC evaluation of carbon black to its customers and employees and has made changes to its material safety data sheets and elsewhere, as appropriate. The Company continues to believe that available evidence, taken as a whole, indicates that carbon black is not carcinogenic to humans, and does not present a health hazard when handled in accordance with good housekeeping and safe workplace practices as described in the Company's material safety data sheets.

*FORWARD LOOKING INFORMATION

     Actual results may differ materially from the results anticipated in the statements included herein due to a variety of factors including market supply and demand conditions, costs of raw materials, demand for our customers' products and our competitors' reactions to market conditions. Timely commercialization of products under development by the Company may be disrupted or delayed by technical difficulties, market acceptance, competitors' new products, as well as difficulties in moving from the experimental stage to the production stage.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Industry segment financial data are set forth in tables on pages 19 and 38 and 39 of the Annual Report and are incorporated herein by reference. A significant portion of the Company's revenues and operating profits is derived from overseas operations. The profitability of the Specialty Chemicals and Materials businesses is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. The Company's overseas operations do not currently include any energy-related businesses. (See Note N of the Notes to Consolidated Financial Statements for further information relating to sales and profits by geographic area and Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 38 and 39 and pages 17 through 24, respectively, in the Annual Report and incorporated herein by reference). Currency fluctuations and nationalization and expropriation of assets are risks inherent in international operations. The Company has taken steps it deems prudent in its international operations to diversify and otherwise to protect against these risks, including the purchase of forward foreign currency contracts and options and writing of options to reduce the risk associated with changes in the value of certain foreign currencies compared to the U.S. dollar. (See Note M of the Notes to the Consolidated Financial Statements on page 38 of the Annual Report.)

ITEM 2.  PROPERTIES

     The Company owns, operates and leases office, manufacturing, production, storage, marketing and research and development facilities in the United States and in foreign countries.

     The principal facilities of the Company's business units are described generally in Item 1 above.

     The principal facilities owned by the Company in the United States are: (i) the administrative offices and manufacturing plants of its carbon black operations in Louisiana, Massachusetts, Texas and West Virginia (comprising approximately 90,400 square yards); (ii) its research and development facilities in Illinois, Massachusetts, Pennsylvania and Texas and its applications development facility in Georgia (comprising approximately 24,700 square yards);
(iii) administrative offices and manufacturing plants of its Cab-O-Sil, Microelectronics Materials Division and Cabot Performance Materials business units in Illinois and Pennsylvania (comprising approximately 56,400 square yards); and (iv) its LNG terminalling and storage facility in Massachusetts (comprising approximately 3,200 square yards). Portions of plants in Louisiana referred to above are constructed on long-term ground leases.

     The Company's principal foreign facilities are owned by subsidiaries and together they comprise approximately 670,700 square yards of manufacturing facilities, 4,300 square yards of research and development facilities, and 94,600 square yards of administrative facilities. Portions of the facilities in the Czech Republic, India and Indonesia are located on leased land.

     The principal facilities leased by the Company in the United States are its corporate headquarters in Boston, Massachusetts, the carbon black administrative offices in Georgia and the administrative offices of the Cabot Performance Materials business in Pennsylvania (comprising approximately 16,200 square yards).

     The principal facilities leased by subsidiaries in locations outside of the United States are administrative offices and manufacturing facilities of the Cab-O-Sil business in Wales and the Plastics business in Belgium and administrative offices and manufacturing and research and development facilities of the carbon black operations in France, Malaysia and Spain, as well as certain leasehold interests in Canada (collectively comprising approximately 109,800 square yards).

     The Company's administrative offices are generally suitable and adequate for their intended purposes. Existing manufacturing facilities of the Company are not sufficient to meet the Company's increased requirements for the future and are being supplemented by additional production facilities in several locations in the U.S. and outside the U.S. A new plant to produce fumed silica is planned to be constructed in Midland, Michigan; projects to expand carbon black production capacity are being undertaken in North America, South America and Indonesia; projects to expand tantalum powder and wire capacity are planned in Boyertown, Pennsylvania; and a cesium brine plant is under construction in Manitoba, Canada. The cesium brine plant is scheduled for completion in March of 1997.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in various lawsuits and environmental proceedings wherein substantial amounts are claimed. The following is a description of the significant proceedings pending as of September 30, 1996:

     Environmental Proceedings

     In 1994, Cabot and the State of Florida agreed to a settlement of a 1983 state court lawsuit requiring Cabot to pay the State $650,000 in past costs associated with a site in Gainesville, Florida. The site included a parcel of land on which Cabot previously owned and operated a pine tar distillation plant. Cabot has filed a cost recovery suit against other responsible parties at the site seeking reimbursement of their share of response costs. Settlements have been reached with several defendants and the action is proceeding against the others.

     In April 1985, Cabot and five other companies entered into a consent order with the U.S. Environmental Protection Agency ("EPA") under the Superfund law to perform a remedial investigation and feasibility study with respect to the King of Prussia Technical Corp. site in Winslow Township, New Jersey. A Record of Decision ("ROD") was issued by the EPA specifying a combination of remedial actions for the site at an estimated cost of almost $15 million. The EPA issued an administrative order directing Cabot and four other companies to design and complete the remedial measures. Most of the work on site remediation has been completed. Cabot and the other companies involved have reached an agreement on the portions of the costs to be borne by each company.

     Beginning in May 1986, the Department of Environmental Protection of the State of New Jersey ("NJDEP") issued directives under the New Jersey Spill Compensation and Control Act to Cabot and other potentially responsible parties ("PRPs") to fund a remedial investigation for the cleanup of a six acre site in Old Bridge Township near Perth Amboy, New Jersey. Cabot and other parties contributed funds for a remedial investigation and feasibility study which was conducted by a consultant to the NJDEP. In September 1992, the EPA issued a ROD specifying certain remedial actions and indicating that a second ROD would be issued following further study. Preliminary action on the first ROD has been taken by the NJDEP. A group of companies, including Cabot, has reached an agreement with the NJDEP to perform an additional study of the site and to handle minor remedial work. Until the study is complete, it will not be possible to identify what the remediation costs for this site will be or what Cabot's portion of such costs will be.

     In 1989, the United States filed a claim in the U.S. District Court for the Eastern District of Pennsylvania against 18 defendants under the Superfund law for recovery of the EPA's cleanup costs at Moyer's Landfill in Collegeville, Pennsylvania. The Pennsylvania Department of Environmental Protection ("PADEP") intervened in this lawsuit. The government plaintiffs estimated their claims to total $48 million. For several years

Moyer's Landfill was used for the disposal of municipal and industrial wastes by numerous parties, including Cabot. More than 100 additional parties, including Cabot, were brought into the litigation by means of a third-party complaint. Recently, the EPA and PADEP have reached settlements with numerous parties, including Cabot, and settlement documents have been filed with the Court.

     In 1989 and 1990, respectively, Cabot completed a remedial investigation and feasibility study of its former beryllium processing plant in Hazleton, Pennsylvania, and submitted the study to the PADEP. An environmental consultant retained by Cabot has designed and implemented certain of the remedial measures described in the study after consultation with the PADEP. The remedial work was completed in 1996.

     Cabot is one of approximately 25 parties identified by the EPA as PRPs under the Superfund law with respect to the cleanup of Fields Brook (the "Brook"), a tributary of the Ashtabula River in northeastern Ohio. From 1963 to 1972, Cabot owned two manufacturing facilities located beside the Brook. The EPA has specified a remedy for the site but continues to assess the condition of the Brook. Cleanup is expected to begin in 1997 or 1998. Pursuant to an EPA administrative order, 15 companies, including Cabot, are performing the design and other preliminary work relating to sediment cleanup. Concurrently, the companies and the EPA are evaluating remedial alternatives for the floodplain and wetlands areas adjacent to the Brook. The EPA has not selected the remedy for these areas. Consequently, it is not possible to determine future remedial costs for the floodplain and wetlands. The EPA's cost recovery claims through the end of 1989 have been settled; the companies, including Cabot, that have paid for work at the site are seeking to recover a share of those costs from other responsible parties. At one of the plants formerly operated by Cabot, two subsequent owners are working with Cabot in evaluating site conditions and potential remedies. The EPA has not selected the remedy for this plant site or any other plant along the Brook. It is not possible at this time to determine future remedial costs or Cabot's share of those costs. The State of Ohio has also notified Cabot and several other companies that it will seek damages for injury to natural resources at the Brook. Cabot is also engaged in arbitration proceedings with the succeeding plant owners regarding costs associated with remediation of the Brook and the plant site.

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

     As of September 30, 1996, approximately $44.5 million was accrued for environmental matters by the Company. The amount represents the Company's current best estimate of costs likely to be incurred based on its analysis of the extent of cleanup required, alternative cleanup methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site.

     Breast Implant Litigation

     Cabot was named as a defendant in fewer than 100 breast implant lawsuits. As a result of dismissals, without any settlement payments, in a number of cases and summary judgments granted to Cabot in the remainder of the cases, Cabot is not a defendant in any breast implant lawsuits. Cabot cannot at this time predict with accuracy whether any of the cases that were dismissed will be reinstated, or whether it will be added as a defendant in any other breast implant lawsuits.

     Other Proceedings

     The Company has various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business. In the opinion of the Company, although final disposition of all of its suits and claims may impact the Company's financial statements in a particular period, it should not, in the aggregate, have a material adverse effect on the Company's financial position. (See Note L of the Notes to the Company's Consolidated Financial Statements on pages 37 and 38 of the Annual Report).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below for each person who was an executive officer of Cabot at the end of the fiscal year is information as of December 20, 1996, regarding his age, position(s) with Cabot, the periods during which he served as an officer and his business experience during at least the past five years:

          NAME            AGE    OFFICES HELD/BUSINESS EXPERIENCE              DATES HELD
------------------------  ---   -----------------------------------  ------------------------------
Samuel W. Bodman........  58    Cabot Corporation
                                Chairman of the Board                October 1988 to present
                                President                            February 1991 to February 1995
                                                                     January 1987 to October 1988
                                Chief Executive Officer              February 1988 to present
Kennett F. Burnes.......  53    Cabot Corporation
                                President                            February 1995 to present
                                Executive Vice President             October 1988 to February 1995
                                Vice President and General           November 1987 to October 1988
                                Counsel
Winfred R. Cates........  56    Cabot Corporation
                                Senior Vice President                May 1996 to present
                                Vice President                       May 1990 to May 1996
Kenyon C. Gilson........  53    Cabot Corporation
                                Chief Financial Officer              October 1995 to present
                                Executive Vice President             March 1996 to present
                                Vice President                       August 1989 to present
Paul J. Gormisky........  43    Cabot Corporation
                                Controller                           April 1995 to present
                                Vice President                       February 1994 to present
                                Director of Finance,                 May 1993 to April 1995
                                Carbon Black
                                Director of Corporate                May 1990 to May 1993
                                Planning
Robert Rothberg.........  47    Cabot Corporation
                                Vice President and                   October 1993 to present
                                General Counsel
                                Choate, Hall & Stewart               January 1982 to October 1993
                                  (law firm), Partner

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Cabot's common stock is listed for trading (symbol CBT) on the New York, Boston, and Pacific Stock Exchanges. As of September 30, 1996, there were approximately 2,100 holders of record of Cabot's common stock. The price range in which the stock has traded, as reported on the composite tape, and the quarterly cash dividends for the past two years are shown below, restated to reflect the two-for-one stock split in March 1996.

STOCK PRICE AND DIVIDEND DATA

                                             DECEMBER     MARCH       JUNE      SEPTEMBER      YEAR
                                             --------     ------     ------     ---------     ------
FISCAL 1996
Cash dividends per share...................   $ 0.09      $ 0.09     $ 0.09      $ 0.09       $ 0.36
Price range of common stock:
  High.....................................   $27.00      $31.38     $31.38      $28.75      $31.38
  Low......................................   $23.25      $26.69     $24.50      $22.88       $22.88
  Close....................................   $26.94      $30.50     $24.50      $27.88       $27.88

                                             DECEMBER     MARCH       JUNE      SEPTEMBER      YEAR
                                             --------     ------     ------     ---------     ------
FISCAL 1995
Cash dividends per share...................   $ 0.07      $ 0.07     $ 0.07      $ 0.09       $ 0.30
Price range of common stock:
  High.....................................   $14.38      $18.57     $26.38      $28.94       $28.94
  Low......................................   $12.82      $14.06     $18.44      $24.07       $12.82
  Close....................................   $14.19      $18.44     $26.38      $26.57       $26.57

ITEM 6.  SELECTED FINANCIAL DATA

     Cabot Corporation Selected Financial Data:

                                                       YEARS ENDED SEPTEMBER 30
                                  -------------------------------------------------------------------
                                     1996          1995          1994          1993           1992
                                  ----------    ----------    ----------    ----------     ----------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Financial Highlights
  Net sales and other operating
     revenues...................  $1,856,269    $1,830,393    $1,679,819    $1,614,315     $1,556,986
                                  ----------    ----------    ----------    ----------     ----------
  Income before cumulative
     effect of accounting
     changes....................  $  194,057    $  171,932    $   78,691    $   37,410     $   62,223
                                  ----------    ----------    ----------    ----------     ----------
  Long-term debt................  $  321,497    $  306,443    $  307,828    $  459,275     $  479,882
  Minority interest.............  $   27,138    $    7,411    $       --    $       --     $    9,756
  Stockholders' equity..........  $  744,931    $  685,000    $  562,489    $  442,273     $  492,955
                                  ----------    ----------    ----------    ----------     ----------
          Total
            capitalization......  $1,093,566    $  998,854    $  870,317    $  901,548     $  982,593
                                  ----------    ----------    ----------    ----------     ----------
          Total assets..........  $1,857,581    $1,654,333    $1,616,756    $1,489,473     $1,554,529
                                  ----------    ----------    ----------    ----------     ----------
Per Share:
  Income before cumulative
   effect of accounting
   changes......................  $     2.60    $     2.17    $     0.98    $     0.45(a)  $     0.79
  Net income....................  $     2.60    $     2.17    $     0.98    $     0.10(b)  $     0.79
  Cash dividends................  $     0.36    $     0.30    $     0.27    $     0.26     $     0.26
                                  ----------    ----------    ----------    ----------     ----------
Average shares outstanding --
  thousands.....................      73,237        77,452        76,498        74,876         73,604
                                  ----------    ----------    ----------    ----------     ----------

---------------
(a) Includes charges of $0.42 per share for the restructuring of the Company's Specialty Chemicals and Materials businesses and favorable energy accrual adjustment of $0.12 per share. (see Item 7)

(b) Includes a charge of $0.35 per share for the cumulative effect of required accounting changes. (see Item 7)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item appears in the Annual Report on pages 17 to 24 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item appears in the Annual Report on pages 25 through 39 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required regarding the executive officers of Cabot is included in Part I in the unnumbered item captioned "Executive Officers of the Registrant." Certain other information required regarding the directors of Cabot is contained in the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders ("Proxy Statement") on pages 2 through 5 under the heading "Certain Information Regarding Directors." All of such information is incorporated herein by reference.

     The information required regarding the filing of reports by directors, executive officers and 10% stockholders with the Securities and Exchange Commission relating to transactions in Cabot stock is contained in the Proxy Statement on page 16 under the heading "Certain Securities Filings" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required is contained in the Proxy Statement on pages 9 through 12 under the heading "Executive Compensation." All of such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required is contained in the Proxy Statement on pages 7 and 8 under the heading "Beneficial Stock Ownership of Directors, Executive Officers and Persons Owning More than Five Percent of Common Stock." All of such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in the Proxy Statement on page 15. All of such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements. The following are incorporated herein by reference in this Report from the indicated pages of the Company's Annual
Report:

                                        DESCRIPTION                                  PAGE
                                        -----------                                --------
     (1)  Consolidated Statements of Income for each of the three fiscal years
          in the period ended September 30, 1996................................      25
     (2)  Consolidated Balance Sheets at September 30, 1996 and 1995............   26 to 27
     (3)  Consolidated Statements of Cash Flows for each of the three fiscal
          years in the period ended September 30, 1996..........................      28
     (4)  Notes to Consolidated Financial Statements............................   29 to 39
     (5)  Statement of Management Responsibility for Financial Reporting and
          Report of Independent Accountants relating to the Consolidated
          Financial Statements listed above.....................................      40

     (b) Reports on Form 8-K.  None.

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

  EXHIBIT
   NUMBER                                       DESCRIPTION
------------                                    -----------
 3(a)         --    Certificate of Incorporation of Cabot Corporation restated effective
                    October 24, 1983, as amended February 14, 1985, December 3, 1986,
                    February 19, 1987, November 18, 1988, November 24, 1995 and March
                    12, 1996, filed herewith.
 3(b)         --    The By-laws of Cabot Corporation as of January 11, 1991
                    (incorporated herein by reference to Exhibit 3(b) of Cabot's Annual
                    Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the Commission on December 27, 1991).
 4(a)         --    Rights Agreement, dated as of November 10, 1995, between Cabot
                    Corporation and The First National Bank of Boston as Rights Agent
                    (incorporated herein by reference to Exhibit 1 of Cabot's
                    Registration Statement on Form 8-A, file reference 1-5667, filed with the Commission on November 13, 1995).
 4(b)(i)      --    Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (incorporated herein by reference to Exhibit 4 of Amendment No. 1 to Cabot's Registration
                    Statement on Form S-3, Registration No. 33-18883, filed with the
                    Commission on December 10, 1987).
 4(b)(ii)     --    First Supplement Indenture dated as of June 17, 1992, to Indenture, dated as of December 1, 1987, between Cabot Corporation and The
                    First National Bank of Boston, Trustee (incorporated by reference to
                    Exhibit 4.3 of Cabot's Registration Statement on Form S-3,
                    Registration Statement No. 33-48686, filed with the Commission on
                    June 18, 1992).
 4(c)(i)+     --    Finance Agreement between PT. Cabot Chemical and Overseas Private
                    Investment Corporation dated September 10, 1991.
 4(c)(ii)+    --    Facility Agreement and Acknowledgment of Indebtedness (The Hongkong
                    and Shanghai Banking Corporation Limited) dated January 10, 1992.
 4(c)(iii)+   --    Project Completion Agreement between Cabot, PT. Cabot Chemical and
                    The Hongkong and Shanghai Banking Corporation Limited dated April
                    28, 1992.

  EXHIBIT
   NUMBER                                       DESCRIPTION
------------                                    -----------
10(a)(i)      --    Credit Agreement, dated as of January 13, 1994, among Cabot
                    Corporation and 11 banks and Morgan Guaranty Trust Company of New
                    York, as agent for the banks (incorporated by reference to Exhibit 4 of Cabot's Quarterly Report on Form 10-Q for the quarter ended
                    December 31, 1993, file reference 1-5667, filed with the Commission on February 16, 1993).
10(a)(ii)     --    Amendment No. 1, dated January 13, 1995, to Credit Agreement, dated as of January 13, 1994, among Cabot Corporation and 11 banks and
                    Morgan Guaranty Trust Company of New York, as agent for the banks
                    (incorporated herein by reference to Exhibit 10(b)(ii) of Cabot's
                    Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the Commission on
                    December 29, 1995).
10(a)(iii)    --    Amendment No. 2, dated as of May 31, 1996, to Credit Agreement dated as of January 13, 1994, among Cabot Corporation and 11 banks and
                    Morgan Guaranty Trust Company of New York, as agent for the banks, filed herewith.
10(b)(i)*     --    Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 99 of Cabot's Registration Statement on Form S-8,
                    Registration No. 33-28699, filed with the Commission on
                    May 12, 1989).
10(b)(ii)*    --    1996 Equity Incentive Plan (incorporated herein by reference to
                    Exhibit 28 of Cabot's Registration Statement on Form S-8,
                    Registration No. 333-03683, filed with the Commission on
                    May 14, 1996).
10(c)         --    Note Purchase Agreement between John Hancock Mutual Life Insurance
                    Company, State Street Bank and Trust Company, as trustee for the
                    Cabot Corporation Employee Stock Ownership Plan, and Cabot
                    Corporation, dated as of November 15, 1988 (incorporated by reference to Exhibit 10(c) of Cabot's Annual Report on Form 10-K for
                    the year ended September 30, 1988, file reference 1-5667, filed with the Commission on December 29, 1988).
10(d)(i)*     --    Supplemental Cash Balance Plan (incorporated herein by reference to
                    Exhibit 10(e)(i) of Cabot's Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the
                    Commission on December 22, 1994).
10(d)(ii)*    --    Supplemental Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10(e)(ii) of Cabot's Annual Report on Form 10-K
                    for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December 22, 1994).
10(d)(iii)*   --    Supplemental Retirement Incentive Savings Plan (incorporated herein by reference to Exhibit 10(e)(iii) of Cabot's Annual Report on Form
                    10-K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December 22, 1994).
10(d)(iv)*    --    Supplemental Employee Benefit Agreement with John G.L. Cabot
                    (incorporated herein by reference to Exhibit 10(f) of Cabot's Annual
                    Report on Form 10-K for the year ended September 30, 1987, file reference 1-5667, filed with the Commission on December 28, 1987).
10(d)(v)*     --    Cabot Corporation Deferred Compensation Plan dated January 1, 1995
                    (incorporated herein by reference to Exhibit 10(e)(v) of Cabot's
                    Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the Commission on
                    December 29, 1995).
10(e)*        --    Form of severance agreement entered into between Cabot Corporation and various managers (incorporated herein by reference to Exhibit
                    10(g) of Cabot's Annual Report on Form 10-K for the year ended
                    September 30, 1991, file reference 1-5667, filed with the Commission on December 27, 1991).
10(f)         --    Group Annuity Contract No. GA-6121 between The Prudential Insurance
                    Company of America and State Street Bank and Trust Company, dated
                    June 28, 1991 (incorporated herein by reference to Exhibit 10(h) of
                    Cabot's Annual Report on Form 10-K for the year ended September 30,
                    1991, file reference 1-5667, filed with the Commission on
                    December 27, 1991).

  EXHIBIT
   NUMBER                                       DESCRIPTION
------------                                    -----------
10(g)*        --    Non-employee Directors' Stock Compensation Plan (incorporated herein by reference to Exhibit A of Cabot's Proxy Statement for its 1992
                    Annual Meeting of Stockholders, file reference 1-5667, filed with the Commission on December 27, 1991).
10(h)(i)      --    Amended and Restated Omnibus Acquisition Agreement among American
                    Oil and Gas Corporation, Cabot Corporation and Cabot Transmission
                    Corporation dated as of November 13, 1989 (incorporated herein by reference to Exhibit (2) of Cabot's Current Report on Form 8-K,
                    dated November 16, 1989, file reference 1-5667, filed with the
                    Commission).
10(h)(ii)     --    Amended and Restated Basket Agreement among American Oil and Gas
                    Corporation, American Pipeline Company, Cabot Corporation and Cabot
                    Transmission Corporation, dated as of June 30, 1990 (incorporated herein by reference to Exhibit 10(n) of Cabot's Annual Report on
                    Form 10-K for the year ended September 30, 1990, file reference
                    1-5667, filed with the Commission on December 24, 1990).
10(h)(iii)    --    First Amendment, dated March 31, 1992, to Amended and Restated
                    Omnibus Acquisition Agreement among American Oil and Gas
                    Corporation, Cabot Corporation and Cabot Transmission Corporation,
                    dated as of November 13, 1989, and to Amended and Restated Basket
                    Agreement among American Oil and Gas Corporation, American Pipeline
                    Company, Cabot Corporation and Cabot Transmission Corporation, dated as of June 30, 1990 (incorporated herein by reference to Exhibit
                    10(i)(ii) of Cabot's Annual Report on Form 10-K for the year ended
                    September 30, 1992, file reference 1-5667, filed with the Commission on December 24, 1992).
10(i)         --    Agreement for the Sale and Purchase of Liquefied Natural Gas and
                    Transportation Agreement, dated April 13, 1976, between L'Entreprise
                    Nationale pour la Recherche, la Production, le Transport, la
                    Transformation et la Commercialisation des Hydrocarbures
                    ("Sonatrach") and Distrigas Corporation, and Amendment No. 3 to said
                    Agreement, dated February 21, 1988 (incorporated herein by reference to Exhibit 10(j) of Cabot's Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the
                    Commission on December 22, 1994).
10(j)         --    Agreement for the Sale and Purchase of Liquefied Natural Gas, dated
                    December 11, 1988, between Sonatrading Amsterdam B.V.
                    ("Sonatrading") and Distrigas Corporation and Transportation
                    Agreement, dated December 11, 1988, between Sonatrach and Distrigas
                    Corporation (incorporated herein by reference to Exhibit 10(p) of
                    Cabot's Annual Report on Form 10-K for the year ended September 30,
                    1989, file reference 1-5667, filed with the Commission on
                    December 28, 1989).
10(k)         --    Mutual Assurances Agreements among Cabot Corporation, Sonatrach,
                    Distrigas Corporation and Sonatrading dated February 21, 1988 and
                    December 11, 1988, respectively (incorporated herein by reference to
                    Exhibit 10.1 of Cabot's Current Report on Form 8-K dated July 17,
                    1992, file reference 1-5667, filed with the Commission).
10(l)(i)      --    Agreement between K N Energy, Inc. ("KNE"), American Oil and Gas
                    Corporation ("AOG") and Cabot Corporation, dated June 27, 1994
                    (incorporated herein by reference to Exhibit 1 of Cabot's Schedule
                    13D relating to KNE, file reference 1-5667, filed with the
                    Commission on July 22, 1994 [the "KNE Schedule 13D"]).
10(l)(ii)     --    Registration Rights Agreement between KNE and Cabot Corporation, dated July 13, 1994 (incorporated herein by reference to Exhibit 2 of the KNE Schedule 13D).
10(l)(iii)    --    Share Transfer and Registration Agreement between KNE and Cabot
                    Corporation, dated July 13, 1994 (incorporated herein by reference to Exhibit 3 of the KNE Schedule 13D).

  EXHIBIT
   NUMBER                                       DESCRIPTION
------------                                    -----------
10(l)(iv)     --    KNE By-law provision (incorporated herein by reference to Exhibit
                    10(o)(iv) of Cabot's Annual Report on Form 10-K for the year ended
                    September 30, 1994, file reference 1-5667, filed with the Commission on December 22, 1994).
10(m)(i)      --    Asset Transfer Agreement, dated as of June 13, 1995, among Cabot
                    Safety Corporation, Cabot Canada Ltd., Cabot Safety Limited, Cabot
                    Corporation, Cabot Safety Holdings Corporation and Cabot Safety
                    Acquisition Corporation (incorporated herein by reference to Exhibit
                    2(a) of Cabot Corporation's Current Report on Form 8-K, dated July
                    11, 1995, file reference 1-5667, filed with the Commission).
10(m)(ii)     --    Stockholders' Agreement, dated as of July 11, 1995, among Vestar
                    Equity Partners, L.P., Cabot CSC Corporation, Cabot Safety Holdings
                    Corporation, Cabot Corporation and various other parties thereto
                    (incorporated herein by reference to Exhibit 2(b) of Cabot
                    Corporation's Current Report on Form 8-K, dated July 11, 1995, file reference 1-5667, filed with the Commission).
11            --    Statement Re: Computation of Per Share Earnings, filed herewith.
12            --    Statement Re: Computation of Ratios of Earnings to Fixed Charges,
                    filed herewith.
13            --    Pages 17 through 40 of the 1996 Annual Report to Stockholders of
                    Cabot Corporation, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual
                    Report not incorporated herein by reference are not deemed "filed"
                    with the Commission.
21            --    List of Significant Subsidiaries, filed herewith.
24            --    Power of attorney dated November 8, 1996 for signing of this Annual
                    Report on Form 10-K, filed herewith.
27            --    Financial Data Schedule, filed herewith.

---------------
+ The Registrant agrees to furnish to the Commission upon request a copy of these instruments with respect to long-term debt (not filed as an exhibit), none of which relates to securities exceeding 10% of the total assets of the Registrant and its consolidated subsidiaries.

* Management contract or compensatory plan or arrangement.

     (d) Schedules. The Schedules have been omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statement on Form S-8 No. 33-28699 (filed May 12, 1989), the Registrant's Registration Statement on Form S-8 No. 33-52940 (filed October 5, 1992), the Registrant's Registration Statement on Form S-8 No. 33-53659 (filed May 16, 1994), the Registrant's Registration Statement on Form S-8 No. 333-03683 (filed May 14, 1996) and the Registrant's Registration Statement on Form S-8 No. 333-06629 (filed
June 21, 1996).

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

                                          CABOT CORPORATION (Registrant)

                                          By     /s/  Samuel W. Bodman,
                                            ------------------------------------
                                                     Samuel W. Bodman,
                                                 Chairman of the Board and
                                                  Chief Executive Officer

Date: December 20, 1996

     Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 SIGNATURES                               TITLE                    DATE
                 ----------                               -----                    ----
             /s/ Samuel W. Bodman              Chairman of the Board and     December 20, 1996
---------------------------------------------    Director (Principal
              Samuel W. Bodman                   Executive Officer)

             /s/ Kenyon C. Gilson              Executive Vice President and  December 20, 1996
---------------------------------------------    Chief Financial Officer
              Kenyon C. Gilson                   (Principal Financial
                                                 Officer)
             /s/ Paul J. Gormisky              Vice President and            December 20, 1996
---------------------------------------------    Controller (Principal
              Paul J. Gormisky                   Accounting Officer)

                      *                        Director                      December 20, 1996
---------------------------------------------
               Jane C. Bradley

            /s/ Kennett F. Burnes              Director and President        December 20, 1996
---------------------------------------------
              Kennett F. Burnes

                      *                        Director                      December 20, 1996
---------------------------------------------
               John G.L. Cabot

                      *                        Director                      December 20, 1996
---------------------------------------------
             Arthur L. Goldstein

                      *                        Director                      December 20, 1996
---------------------------------------------
             Robert P. Henderson

                      *                        Director                      December 20, 1996
---------------------------------------------
               Arnold S. Hiatt

                      *                        Director                      December 20, 1996
---------------------------------------------
              John H. McArthur

                 SIGNATURES                               TITLE                    DATE
                 ----------                               -----                    ----
                      *                        Director                      December 20, 1996
---------------------------------------------
               John F. O'Brien

                      *                        Director                      December 20, 1996
---------------------------------------------
               David V. Ragone

                      *                        Director                      December 20, 1996
---------------------------------------------
            Charles P. Siess, Jr.

                      *                        Director                      December 20, 1996
---------------------------------------------
              Morris Tanenbaum

                      *                        Director                      December 20, 1996
---------------------------------------------
               Lydia W. Thomas


*By   /s/  William F. Robinson, Jr.
    ----------------------------------
         William F. Robinson, Jr.
           as Attorney-in-Fact

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996       COMMISSION FILE NUMBER 1-5667

                            ------------------------

                               CABOT CORPORATION
               (Exact Name of Registrant as Specified in Charter)

                            ------------------------

                                    EXHIBITS

                                 EXHIBIT INDEX
    EXHIBIT
     NUMBER
   ---------
   3(a)      --   Certificate of Incorporation of Cabot Corporation restated effective
                  October 24, 1983, as amended February 14, 1985, December 3, 1986, February
                  19, 1987, November 18, 1988, November 24, 1995 and March 12, 1996.
  10(a)(iii)  --  Amendment No. 2, dated as of May 31, 1996, to Credit Agreement dated as of
                  January 13, 1994 among Cabot Corporation and 11 banks and Morgan Guaranty
                  Trust Company of New York, as agent for the banks.
  11          --  Statement Re: Computation of Per Share Earnings.
  12          --  Statement Re: Computation of Ratios of Earnings to Fixed Charges.
  13          --  Pages 17 through 40 of the 1996 Annual Report to Stockholders of Cabot
                  Corporation.
  21          --  List of Significant Subsidiaries.
  24          --  Power of attorney for signing of this Annual Report on Form 10-K.

===============================================================================