Form 10-K/A
period 1996-09-30
CABOT CORP
filed 1997-01-31
CIK 16040

  ---------------------------------------------------------------------------
  ===========================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                          AMENDMENT NO.1 TO FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year ended September 30, 1996

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the Transiton Period from .................. to ................

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

     The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended September 30, 1996 to add the "Consent of Independent Accountants" as set forth below:


                       Consent of Independent Accountants

     We consent to the incorporation by reference in the registration statements of Cabot Corporation on Form S-3 (File No. 33-48686), and on Forms S-8 (File No. 33-28699, No. 33-52940, No. 33-53659, No. 333-03683, No. 333-06629, No.333-19099
and No. 333-19103) of our report dated October 25, 1996, on our audits of the consolidated financial statements of Cabot Corporation as of September 30, 1996 and 1995, and for each of the three years in the period ended September 30, 1996, which report is included in the 1996 Annual Report to Stockholders of Cabot Corporation, filed as Exhibit 13 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1996.


                                         Coopers & Lybrand L.L.P.

Boston, Massachusetts
January 31, 1997


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CABOT CORPORATION (Registrant)



                                         By: /s/ William F. Robinson, Jr.
                                         -----------------------------------
                                                 William F. Robinson, Jr.
                                                   Assistant Secretary

Dated:  January 31, 1997