Form 10-Q
period 1996-12-31
CABOT CORP
filed 1997-02-14
CIK 16040

                                    FORM 10-Q


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                DECEMBER 31, 1996

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

      AS OF DECEMBER 31, 1996, THE COMPANY HAD 70,148,885 SHARES OF COMMON
                  STOCK, PAR VALUE $1 PER SHARE, OUTSTANDING.

                                CABOT CORPORATION

                                      INDEX


Part I.  Financial Information                                             Page No.
                                                                           --------
         Item 1.    Financial Statements

                    Consolidated Statements of Income
                         Three Months Ended December 31, 1996 and 1995         3

                    Consolidated Balance Sheets
                         December 31, 1996 and September 30, 1996              4

                    Consolidated Statements of Cash Flows
                         Three Months Ended December 31, 1996 and 1995         6

                    Notes to Consolidated Financial Statements                 7

         Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                   9


Part II.  Other Information

         Item 6.    Exhibits and Reports on Form 8-K                          12

                          Part I. Financial Information

Item 1.  Financial Statements

                                CABOT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  Three Months Ended December 31, 1996 and 1995

                (Dollars in thousands, except per share amounts)

                                    UNAUDITED


                                                           1996             1995
                                                        ---------        ---------
Revenues:
   Net sales and other operating revenues               $ 398,825        $ 443,031
   Interest and dividend income                             1,679            2,461
                                                        ---------        ---------
     Total revenues                                       400,504          445,492
                                                        ---------        ---------

Costs and expenses:
   Cost of sales                                          279,683          305,133
   Selling and administrative expenses                     53,660           46,631
   Research and technical service                          20,926           14,277
   Interest expense                                         9,670            9,421
   Other charges, net                                       1,821            5,273
                                                        ---------        ---------
     Total costs and expenses                             365,760          380,735
                                                        ---------        ---------

Income before income taxes                                 34,744           64,757
Provision for income taxes                                (12,507)         (23,960)
Equity in net income of affiliated companies                3,974            3,723
Minority interest                                          (1,098)          (1,169)
                                                        ---------        ---------

Net income                                                 25,113           43,351

Dividends on preferred stock, net of tax
   benefit of $524 and $475                                  (820)            (883)
                                                        ---------        ---------

Income applicable to primary common shares              $  24,293        $  42,468
                                                        =========        =========


Weighted average common shares outstanding (000):
   Primary                                                 72,019           75,114
   Fully diluted (Note A)                                  78,088           81,318

Income per common share:
   Primary                                              $    0.34        $    0.57
                                                        =========        =========
   Fully diluted (Note A)                               $    0.32        $    0.53
                                                        =========        =========

Dividends per common share                              $    0.10        $    0.09
                                                        =========        =========

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 1996 and September 30, 1996

                             (Dollars in thousands)

                                     ASSETS

                                                December 31       September 30
                                                    1996              1996
                                                (Unaudited)
                                                -----------        -----------
Current assets:
   Cash and cash equivalents                    $    42,328        $    58,148
   Accounts and notes receivable
     (net of reserve for doubtful
      accounts of $4,813 and $5,267)                292,041            363,763

   Inventories:
     Raw materials                                   79,591             71,061
     Work in process                                 68,103             72,914
     Finished goods                                  83,097             72,163
     Other                                           43,889             44,292
                                                -----------        -----------
       Total inventories                            274,680            260,430

   Prepaid expenses                                  18,897             17,408
   Deferred income taxes                             10,424             10,034
                                                -----------        -----------

Total current assets                                638,370            709,783
                                                -----------        -----------

Investments:
   Equity                                            79,826             79,372
   Other                                            106,223             95,680
                                                -----------        -----------
     Total investments                              186,049            175,052
                                                -----------        -----------

Property, plant and equipment                     1,777,003          1,712,045
Accumulated depreciation and amortization          (836,036)          (809,053)
                                                -----------        -----------
   Net property, plant and equipment                940,967            902,992
                                                -----------        -----------

Other assets:
   Intangible assets, net of amortization            41,782             42,735
   Deferred income taxes                              2,494              2,402
   Other assets                                      26,497             24,617
                                                -----------        -----------
     Total other assets                              70,773             69,754
                                                -----------        -----------

Total assets                                    $ 1,836,159        $ 1,857,581
                                                ===========        ===========


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 1996 and September 30, 1996

                             (Dollars in thousands)

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                   December 31         September 30
                                                                       1996                  1996
                                                                   (Unaudited)
                                                                    -----------        -----------
Current liabilities:
   Notes payable to banks                                           $   244,520        $   233,779
   Current portion of long-term debt                                    114,570             16,175
   Accounts payable and accrued liabilities                             232,211            250,749
   U.S. and foreign income taxes payable                                 20,486             26,083
   Deferred income taxes                                                    953                918
                                                                    -----------        -----------
     Total current liabilities                                          612,740            527,704
                                                                    -----------        -----------

Long-term debt                                                          219,796            321,497
Deferred income taxes                                                    91,748             88,320
Other liabilities                                                       151,024            147,991

Commitments and contingencies (Note B)

Minority interest                                                        26,697             27,138

Stockholders' Equity (Note C):

Preferred Stock:
   Authorized:  2,000,000 shares of $1 par value
   Series A Junior Participating Preferred Stock
     Issued and outstanding:  none
   Series B ESOP Convertible Preferred Stock 7.75% Cumulative
     Issued:  75,336 shares (aggregate redemption value
     of $70,671 and $71,193)                                             75,336             75,336

Less cost of shares of preferred treasury stock                          (7,089)            (6,565)

Common stock:
   Authorized:  200,000,000 shares of $1 par value
   Issued:  135,549,936 shares                                          135,550            135,550

Additional paid-in capital                                               23,993             23,618

Retained earnings                                                     1,193,791          1,176,708

Less cost of common treasury stock
   (including unearned amounts of $13,791 and $16,611)                 (685,292)          (650,981)

Deferred employee benefits                                              (63,855)           (64,283)

Unrealized gain on marketable securities                                 34,253             29,874

Foreign currency translation adjustments                                 27,467             25,674
                                                                    -----------        -----------

Total stockholders' equity                                              734,154            744,931
                                                                    -----------        -----------

Total liabilities and stockholders' equity                          $ 1,836,159        $ 1,857,581
                                                                    ===========        ===========


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended December 31, 1996 and 1995

                             (Dollars in thousands)

                                    UNAUDITED

                                                                   1996            1995
                                                                 --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                       $ 25,113        $  43,351
Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                                 27,041           23,542
     Deferred tax provision                                          (490)              62
     Equity in net income of affiliated companies,
       net of dividends received                                   (1,629)            (258)
     Other, net                                                     2,165            2,414

   Changes in assets and liabilities, net of consolidation
     of equity affiliates:
     (Increase) decrease in accounts receivable                   (11,637)             837
     Increase in inventory                                        (13,584)         (34,677)
     Decrease in accounts payable and accruals                    (19,342)         (17,283)
     Increase in prepayments and intangible assets                 (3,102)            (695)
     Decrease in income taxes payable                              (5,688)            (266)
     Other, net                                                     1,992          (29,295)
                                                                 --------        ---------

   Cash (used) provided by operating activities                       839          (12,268)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property, plant and equipment                     (58,648)         (28,621)
   Proceeds on sale of business                                    35,000
   Investments and acquisitions                                    (3,962)
   Cash from consolidation of equity affiliates                                      9,306
   Other                                                              101            1,254
                                                                 --------        ---------

     Cash used by investing activities                            (27,509)         (18,061)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayments of long-term debt                                    (3,684)         (10,247)
   Increase in short-term debt                                     59,754          103,345
   Purchases of treasury stock                                    (38,217)         (90,410)
   Sales and issuances of treasury stock                            1,407            2,025
   Cash dividends paid to stockholders                             (8,031)          (7,499)
   Redemption of preferred stock purchase rights                                    (1,840)
                                                                 --------        ---------

     Cash used by financing activities                             11,229           (4,626)

Effect of exchange rate changes on cash                              (379)             159
                                                                 --------        ---------

Decrease in cash and cash equivalents                             (15,820)         (34,796)

Cash and cash equivalents at beginning of period                   58,148           90,792
                                                                 --------        ---------

Cash and cash equivalents at end of period                       $ 42,328        $  55,996
                                                                 ========        =========

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996


A.       SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The consolidated financial statements include the accounts of Cabot Corporation and majority-owned and controlled domestic and foreign subsidiaries. Investments in majority-owned affiliates where control does not exist and investments in 20 percent to 50 percent owned affiliates are accounted for on the equity method.

         The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company's Form 10-K for the year ended September 30, 1996.

         The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 1996 and 1995. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

         Earnings Per Share

         The computation of fully diluted earnings per share considers the conversion of the Company's Series B ESOP Convertible Preferred Stock held by the Company's Employee Stock Ownership Plan, and also includes the potentially dilutive effects of the Company's Equity Incentive Plan adopted in 1989 and the 1996 Equity Incentive Plan.

         Reclassification

         Certain amounts in fiscal 1996 have been reclassified to conform to the fiscal 1997 presentation.

B.       COMMITMENTS AND CONTINGENCIES

         The Company has various lawsuits, claims and contingent liabilities. In the opinion of the Company, although final disposition of all of its suits and claims may impact the Company's financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on the Company's financial position. As of the end of the quarter, approximately $37 million was committed for various capital projects.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1996
                                    UNAUDITED

C.   STOCKHOLDERS' EQUITY
     The following table summarizes the changes in stockholders' equity for the three months ended December 31, 1996.

                           (Dollars in thousands)



                                                Preferred Stock         Preferred                   Common Stock
                                                ---------------       Treasury Stock                ------------
                                               Shares                 --------------           Shares
                                               Issued      Value     Shares      Cost          Issued         Value
                                               ------     -------     -----     -------      -----------     --------

Balance at September 30, 1996                  75,336     $75,336     5,744     $(6,565)     135,549,936     $135,550

Net income

Common stock dividends paid

Issuance of treasury stock under
   employee compensation plans

Purchase of treasury stock - common

Purchase of treasury stock - preferred                                  213        (524)

Sale of treasury stock to Cabot
Retirement Incentive Savings Plan

Preferred stock dividends paid to Employee
   Stock Ownership Plan, net of tax

Principal payment by Employee Stock
   Ownership Plan under guaranteed loan

Amortization of unearned compensation

Unrealized gain, net of deferred tax

Foreign currency translation adjustments
                                               ------     -------     -----     -------      -----------     --------
Balance at December 31, 1996                   75,336     $75,336     5,957     $(7,089)     135,549,936     $135,550
                                               ======     =======     =====     =======      ===========     ========



                                                                                       Common
                                               Additional                           Treasury Stock
                                                Paid-in       Retained              --------------            Unearned
                                                Capital       Earnings           Shares           Cost      Compensation
                                               --------      -----------      -----------      ---------    ------------
Balance at September 30, 1996                  $ 23,618      $ 1,176,708       63,960,725      $(634,370)     $(16,611)

Net income                                                        25,113

Common stock dividends paid                                       (7,210)

Issuance of treasury stock under
   employee compensation plans                     (216)                          (24,344)           174           470

Purchase of treasury stock - common                                             1,503,460        (37,693)

Purchase of treasury stock - preferred

Sale of treasury stock to Cabot
Retirement Incentive Savings Plan                   591                           (38,790)           388

Preferred stock dividends paid to Employee
   Stock Ownership Plan, net of tax                                 (820)

Principal payment by Employee Stock
   Ownership Plan under guaranteed loan

Amortization of unearned compensation                                                                            2,350

Unrealized gain, net of deferred tax

Foreign currency translation adjustments
                                               --------      -----------      -----------      ---------      --------
Balance at December 31, 1996                   $ 23,993      $ 1,193,791       65,401,051      $(671,501)     $(13,791)
                                               ========      ===========      ===========      =========      ========


                                                                Unrealized      Foreign
                                                 Deferred       Gain/(Loss)     Currency        Total
                                                 Employee       Marketable     Translation   Stockholders'
                                                 Benefits       Securities     Adjustments      Equity
                                                 --------       ----------     -----------     ---------
Balance at September 30, 1996                    $(64,283)       $29,874         $25,674       $ 744,931

Net income                                                                                        25,113

Common stock dividends paid                                                                       (7,210)

Issuance of treasury stock under
   employee compensation plans                                                                       428

Purchase of treasury stock - common                                                              (37,693)

Purchase of treasury stock - preferred                                                              (524)

Sale of treasury stock to Cabot
Retirement Incentive Savings Plan                                                                    979

Preferred stock dividends paid to Employee
   Stock Ownership Plan, net of tax                                                                 (820)

Principal payment by Employee Stock
   Ownership Plan under guaranteed loan               428                                            428

Amortization of unearned compensation                                                              2,350

Unrealized gain, net of deferred tax                                 4,379                         4,379

Foreign currency translation adjustments                                           1,793           1,793
                                                 --------          -------       -------       ---------
Balance at December 31, 1996                     $(63,855)         $34,253       $27,467       $ 734,154
                                                 ========          =======       =======       =========

                                CABOT CORPORATION

Item 2.                  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations

I. RESULTS OF OPERATIONS

Sales and operating profit by industry segment are shown in the accompanying table on page 11.

THREE MONTHS ENDED DECEMBER 31, 1996 VERSUS
THREE MONTHS ENDED DECEMBER 31, 1995

Net income for the first quarter of fiscal 1997 was $25.1 million ($0.32 per common share, fully diluted), compared with net income of $43.4 million ($0.53 per common share, fully diluted) in the same quarter a year ago. Net sales and other operating revenues decreased 10% to $398.8 million from $443.0 million. Total operating profit was $50.4 million for the quarter, compared to $80.1 million in the same quarter a year ago, reflecting lower margins in the Company's carbon black business. Results for the first quarter of fiscal 1996 included $65.7 million of revenues and $2.9 million of operating profit from the Company's former coal handling subsidiary, which was sold at the end of that fiscal year.

In the Specialty Chemicals and Materials Group, net sales were $340.2 million, compared with $344.0 million last year. The effects of greater specialty chemical volumes globally were more than offset by the effects of lower carbon black selling prices, primarily in the European and Pacific Asia markets. The Group reported operating profit of $45.9 million for the first quarter, compared with $71.8 million for the first quarter of fiscal 1996. More than half of the year-to-year decrease in operating profit occurred in the Company's European carbon black business. Price concessions made during 1996 and higher year-to-year feedstock costs, which the Company could not recover from its customers, resulted in tighter margins in that business. Higher year-to-year feedstock costs also affected North American carbon black margins during the first quarter, but were partially offset by higher selling prices.

The Company's Performance Materials Division (CPM), which primarily manufactures tantalum products, experienced 20% lower volumes in the first quarter compared to the same quarter last year. CPM's customers continued to draw down their tantalum inventories from excessive levels caused by a slowdown in the U.S. electronics industry market during 1996.

The Cab-O-Sil fumed silica business reported increased earnings for the first quarter, due primarily to an 18% increase in volumes from the first quarter of last year.

As expected, increased spending on research and development and marketing costs associated with new product, new business and market development initiatives accounted for $6.8 million of the year-to-year operating profit decrease. The Company is pursuing a number of new product and new business development opportunities as part of a growth strategy.

In the Energy Group, sales decreased to $58.6 million from $99.0 million in the first quarter of fiscal 1996. The first quarter of fiscal 1996 results included revenues of $65.7 million from the Company's former coal handling subsidiary, TUCO INC. The Company sold TUCO at the end of fiscal 1996. Excluding TUCO revenues from the Energy Group's 1996 results to form a comparative basis, the Group's revenues increased 76% in the first quarter of fiscal 1997.

                                CABOT CORPORATION

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)

I. RESULTS OF OPERATIONS (CONTINUED)

The Energy Group's operating profit was $4.5 million, compared with $8.3 million in the first quarter of 1996. Excluding the coal handling business' results and a gain from the reduction of the Company's ownership position in the Trinidad liquefaction joint venture from the 1996 results to form a comparative basis, the Group's operating profit increased $2.4 million, or 114% in the first quarter of fiscal 1997. The earnings increase reflected higher gas prices and greater availability of liquefied natural gas.

The Company's income tax rate for the first quarter was 36%, compared with a 37% rate for fiscal 1996.

II. CASH FLOWS AND LIQUIDITY

During the quarter, the Company generated $0.8 million of cash from operations. Working capital increased $44.6 million primarily due to business seasonality. Effective September 30, 1996, the Company sold its TUCO INC. subsidiary for $77 million. Accordingly, during the quarter, the Company received $35 million in cash, which included $8 million of working capital adjustments, and $50 million in the form of a debt repayment on Cabot's behalf from the respective buyer.

Capital expenditures totaled $58.6 million during the three months ended December 31, 1996. The Company expects to spend a total of $200 million to $225 million on capital projects during fiscal year 1997. The major components of the 1997 capital program include new carbon black capacity to support the contracts with U.S. tire manufacturers, Clean Air Act compliance, differentiated product manufacturing capabilities, new business expansion spending and normal plant maintenance spending.

During the quarter, the Company repurchased approximately 1,500,000 shares of common stock. These repurchases were funded with the proceeds from the sale of its TUCO INC. subsidiary and short term borrowings. At the end of the quarter, approximately 1,800,000 shares remained under the April 1996 repurchase authorization for 4,000,000 shares.

The Company's ratio of total debt (including short-term debt net of cash) to capital increased to 41% from 40% at the beginning of the three month period. On February 6, 1997, the Company issued $90 million of medium-term notes maturing from 2004 to 2011 with a weighted average interest rate of approximately 7%.
The proceeds from the issuance were used to repay short-term debt.

During the quarter, the Company renegotiated its line of credit agreement. The facility was increased to $300 million from $250 million and was extended to January 3, 2002. Management expects cash from operations and present financing arrangements, including the Company's unused line of credit of $300 million, to be sufficient to meet the Company's cash requirements for the foreseeable future.

                                CABOT CORPORATION

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)

                 (Dollars in millions, except per share amounts)

                                    UNAUDITED

                                                     Three Months Ended
                                                  ------------------------
                                                  12/31/96        12/31/95
                                                  --------        --------
Industry Segment Data

Sales:
Specialty Chemicals and Materials                  $ 340.2        $ 344.0
Energy                                                58.6           99.0
                                                   -------        -------
   Net sales                                       $ 398.8        $ 443.0
                                                   =======        =======

Operating profit:
Specialty Chemicals and Materials                  $  45.9        $  71.8
Energy                                                 4.5            8.3
                                                   -------        -------
   Total operating profit                             50.4           80.1

Interest expense                                      (9.7)          (9.4)
General corporate/other expenses                      (6.0)          (5.9)
                                                   -------        -------

Income before income taxes                            34.7           64.8
Provision for income taxes                           (12.5)         (24.0)
Equity in net income of affiliated companies           4.0            3.7
Minority interest                                     (1.1)          (1.1)
                                                   -------        -------

Net income                                            25.1           43.4

Dividends on preferred stock                          (0.8)          (0.9)
                                                   -------        -------

Income applicable to primary common shares         $  24.3        $  42.5
                                                   =======        =======

Income per common share:

   Primary                                         $  0.34        $  0.57
                                                   =======        =======
   Fully diluted                                   $  0.32        $  0.53
                                                   =======        =======

                           Part II. Other Information


 Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

                  Exhibit
                  Number        Description
                  ------        -----------
                   4            Second Supplemental Indenture, dated as of January 31,
                                1997, between Cabot Corporation and State Street
                                Bank and Trust Company, Trustee, filed herewith.

                  11            Statement Regarding Computation of Per Share Earnings, filed herewith.

                  12            Statement Regarding Computation of Ratio of Earnings to Fixed Charges, filed herewith.

                  25            Statement of Eligibility under the Trust Indenture Act of 1939 of a Corporation
                                Designated to Act as Trustee, filed herewith.

                  27            Financial Data Schedule, filed herewith. (Not included with printed copy of the Form 10-Q.)


         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed by the Company during the three months ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CABOT CORPORATION




Date: February 14, 1997              /s/ Kenyon C. Gilson
                                     ------------------------------------------
                                     Kenyon C. Gilson
                                     Executive Vice President and
                                     Chief Financial Officer

Date: February 14, 1997              /s/ William T. Anderson
                                     ------------------------------------------
                                     William T. Anderson
                                     Acting Corporate Controller
                                     (Chief Accounting Officer)