Form 10-Q/A
period 1996-12-31
CABOT CORP
filed 1997-02-21
CIK 16040

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                          AMENDMENT NO.1 TO FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM .................. TO .....................

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes[X]  No[ ]


Indicate the number of shares outstanding of each of the issuer's class of Common Stock, as of the latest practicable date.

      AS OF DECEMBER 31, 1996, THE COMPANY HAD 70,148,885 SHARES OF COMMON
                  STOCK, PAR VALUE $1 PER SHARE, OUTSTANDING.

================================================================================

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibits
          --------

          Two exhibits are added by this amendment to the Form 10-Q. The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:


          Exhibit
          Number               Description
          ------               -----------
          4(a)                 Series A Fixed Rate Medium-Term Note
          4(b)                 Series A Floating Rate Medium-Term Note




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CABOT CORPORATION (Registrant)


                                        By:  /s/ William F. Robinson, Jr.
                                             ----------------------------
                                               William F. Robinson, Jr.
                                               Assistant Secretary


Dated:  February 21, 1997