Form 10-Q
period 1997-03-31
CABOT CORP
filed 1997-05-14
CIK 16040

                                    FORM 10-Q

                             ----------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                 MARCH 31, 1997

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

        AS OF MARCH 31, 1997, THE COMPANY HAD 69,847,236 SHARES OF COMMON
                  STOCK, PAR VALUE $1 PER SHARE, OUTSTANDING.

                                CABOT CORPORATION

                                      INDEX


Part I.  Financial Information                                          Page No.
                                                                        --------
         Item 1.    Financial Statements

                    Consolidated Statements of Income
                         Three Months Ended March 31, 1997 and 1996         3

                    Consolidated Statements of Income
                         Six Months Ended March 31, 1997 and 1996           4

                    Consolidated Balance Sheets
                         March 31, 1997 and September 30, 1996              5

                    Consolidated Statements of Cash Flows
                         Six Months Ended March 31, 1997 and 1996           7

                    Notes to Consolidated Financial Statements              8

         Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations               10


Part II.  Other Information

         Item 4.    Submission of Matters to a Vote of Security Holders    14

         Item 6.    Exhibits and Reports on Form 8-K                       14

                          PART I. FINANCIAL INFORMATION

ITEM 1.
------

                                CABOT CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 1997 and 1996

                             (Dollars in thousands)

                                    UNAUDITED

                                                             1997                 1996
                                                             ----                 ----
Revenues:
   Net sales and other operating revenues                  $431,964           $491,272
   Interest and dividend income                               1,613              2,254
                                                           --------           --------
     Total revenues                                         433,577            493,526
                                                           --------           --------

Costs and expenses:
   Cost of sales                                            305,627            345,298
   Selling and administrative expenses                       53,126             53,722
   Research and technical service                            22,518             17,302
   Interest expense                                          10,590             11,213
   Other charges, net                                         1,782              3,494
                                                           --------           --------
     Total costs and expenses                               393,643            431,029
                                                           --------           --------

Income before income taxes                                   39,934             62,497
Provision for income taxes                                  (14,376)           (23,124)
Equity in net income of affiliated companies                  3,905              4,933
Minority interest                                               (83)            (1,389)
                                                           --------           --------

Net income                                                   29,380             42,917

Dividends on preferred stock, net of tax
   benefit of $522 and $475, respectively                      (817)              (881)
                                                           --------           --------

Income applicable to primary common shares                 $ 28,563           $ 42,036
                                                           ========           ========


Weighted average common shares outstanding (000):
   Primary                                                   70,949             72,799
   Fully diluted (Note A)                                    76,998             78,937

Income per common share:

   Primary                                                 $   0.40           $   0.58
                                                           ========           ========
   Fully diluted (Note A)                                  $   0.38           $   0.54
                                                           ========           ========


Dividends per common share                                 $   0.10           $   0.09
                                                           ========           ========


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                    Six Months Ended March 31, 1997 and 1996

                             (Dollars in thousands)

                                    UNAUDITED

                                                              1997               1996
                                                              ----               ----
Revenues:
   Net sales and other operating revenues                  $ 830,789           $ 934,303
   Interest and dividend income                                3,292               4,715
                                                           ---------           ---------
     Total revenues                                          834,081             939,018
                                                           ---------           ---------

Costs and expenses:
   Cost of sales                                             585,310             650,432
   Selling and administrative expenses                       106,786             100,353
   Research and technical service                             43,444              31,579
   Interest expense                                           20,260              20,634
   Other charges, net                                          3,603               8,766
                                                           ---------           ---------
     Total costs and expenses                                759,403             811,764
                                                           ---------           ---------

Income before income taxes                                    74,678             127,254
Provision for income taxes                                   (26,884)            (47,084)
Equity in net income of affiliated companies                   7,879               8,656
Minority Interest                                             (1,181)             (2,558)
                                                           ---------           ---------

Net income                                                    54,492              86,268

Dividends on preferred stock, net of tax
   benefit of $1,047 and $950, respectively                   (1,637)             (1,764)
                                                           ---------           ---------

Income applicable to primary common shares                 $  52,855           $  84,504
                                                           =========           =========


Weighted average common shares outstanding (000):
   Primary                                                    71,464              73,861
   Fully diluted (Note A)                                     77,513              80,050

Income per common share:

   Primary                                                 $    0.74           $    1.14
                                                           =========           =========
   Fully diluted (Note A)                                  $    0.69           $    1.06
                                                           =========           =========


Dividends per common share                                 $    0.20           $    0.18
                                                           =========           =========


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 and September 30, 1996

                             (Dollars in thousands)

                                     ASSETS

                                                    March 31            September 30
                                                      1997                  1996
                                                   (Unaudited)
                                                   -----------           -----------
Current assets:
   Cash and cash equivalents                       $    48,680           $    58,148
   Accounts and notes receivable
     (net of reserve for doubtful
      accounts of $4,665 and $5,267)                   309,376               363,763

   Inventories:
     Raw materials                                      71,303                71,061
     Work in process                                    68,567                72,914
     Finished goods                                     68,377                72,163
     Other                                              42,696                44,292
                                                   -----------           -----------
       Total inventories                               250,943               260,430

   Prepaid expenses                                     23,353                17,408
   Deferred income taxes                                10,383                10,034
                                                   -----------           -----------

Total current assets                                   642,735               709,783
                                                   -----------           -----------

Investments:
   Equity                                               81,559                79,372
   Other                                               113,892                95,680
                                                   -----------           -----------
     Total investments                                 195,451               175,052
                                                   -----------           -----------

Property, plant and equipment, at cost               1,744,671             1,712,045
Accumulated depreciation                              (812,115)             (809,053)
                                                   -----------           -----------
   Net property, plant and equipment                   932,556               902,992
                                                   -----------           -----------

Other assets:
   Intangible assets, net of amortization               40,547                42,735
   Deferred income taxes                                 2,485                 2,402
   Other assets                                         24,272                24,617
                                                   -----------           -----------
     Total other assets                                 67,304                69,754
                                                   -----------           -----------

Total assets                                       $ 1,838,046           $ 1,857,581
                                                   ===========           ===========

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 and September 30, 1996

                             (Dollars in thousands)

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                         March 31            September 30
                                                                           1997                 1996
                                                                       (Unaudited)
                                                                       -----------           ------------
Current liabilities:
   Notes payable to banks                                              $   200,002           $   233,779
   Current portion of long-term debt                                       115,393                16,175
   Accounts payable and accrued liabilities                                218,547               250,749
   U.S. and foreign income taxes payable                                    22,285                26,083
   Deferred income taxes                                                       949                   918
                                                                       -----------           -----------
     Total current liabilities                                             557,176               527,704
                                                                       -----------           -----------

Long-term debt                                                             296,449               321,497
Deferred income taxes                                                       91,382                88,320
Other liabilities                                                          145,848               147,991

Commitments and contingencies (Note B)

Minority interest                                                           25,767                27,138

Stockholders' Equity (Note C):

Preferred Stock:
   Authorized:  2,000,000 shares of $1 par value
   Series A Junior Participating Preferred Stock
     Issued and outstanding:  none
   Series B ESOP Convertible Preferred Stock 7.75% Cumulative
     Issued:  75,336 shares (aggregate redemption value
     of $70,231 and $71,193)                                                75,336                75,336

Less cost of shares of preferred treasury stock                             (7,577)               (6,565)

Common stock:
   Authorized:  200,000,000 shares of $1 par value
   Issued:  135,549,936 shares                                             135,550               135,550

Additional paid-in capital                                                  24,219                23,618

Retained earnings                                                        1,215,461             1,176,708

Less cost of common treasury stock
   (including unearned amounts of $11,082 and $16,611)                    (690,761)             (650,981)

Deferred employee benefits                                                 (63,419)              (64,283)

Unrealized gain on marketable securities                                    33,388                29,874

Foreign currency translation adjustments                                      (773)               25,674
                                                                       -----------           -----------

Total stockholders' equity                                                 721,424               744,931
                                                                       -----------           -----------

Total liabilities and stockholders' equity                             $ 1,838,046           $ 1,857,581
                                                                       ===========           ===========

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended March 31, 1997 and 1996

                             (Dollars in thousands)
                                    UNAUDITED
                                                                          1997                1996
                                                                          ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                             $  54,492           $  86,268
Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                                        53,214              47,683
     Deferred tax provision                                                1,345                  87
     Equity in net income of affiliated companies,
       net of dividends received                                          (1,628)             (2,831)
     Other, net                                                            4,084               1,342

   Changes in assets and liabilities, net of consolidation
   affiliates
     (Increase)/decrease in accounts receivable                          (39,017)            (30,185)
     Decrease/(increase) in inventory                                      6,892             (16,590)
     Decrease in accounts payable and accruals                           (28,180)            (20,940)
     (Increase)/decrease in prepayments and intangible assets             (5,936)                652
     Decrease in income taxes payable                                     (2,321)            (33,855)
     Other, net                                                           (1,196)             (3,828)
                                                                       ---------           ---------

   Cash provided by operating activities                                  41,749              27,803
                                                                       ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to plant, property and equipment                           (101,461)            (77,747)
   Proceeds from sale of business                                         35,000
   Investments and acquisitions                                          (16,347)            (49,315)
   Cash from consolidation of equity affiliates                                                9,306
   Other, net                                                                409               3,009
                                                                       ---------           ---------

     Cash used by investing activities                                   (82,399)           (114,747)
                                                                       ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from long-term debt                                           90,000               8,759
   Repayments of long-term debt                                          (13,893)            (11,637)
   Increase in short-term debt                                            15,800             146,962
   Purchases of treasury stock                                           (47,628)            (96,446)
   Sales and issuances of treasury stock                                   2,737               6,932
   Cash dividends paid to stockholders                                   (15,739)            (16,601)
                                                                       ---------           ---------

     Cash provided by financing activities                                31,277              37,969
                                                                       ---------           ---------

Effects of exchange rate changes on cash                                     (95)               (839)
                                                                       ---------           ---------

Decrease in cash and cash equivalents                                     (9,468)            (49,814)

Cash and cash equivalents at beginning of period                          58,148              90,792
                                                                       ---------           ---------

Cash and cash equivalents at end of period                             $  48,680           $  40,978
                                                                       =========           =========

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997


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

     The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 1997 and 1996. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

     Earnings Per Share

     The computation of fully diluted earnings per share considers the conversion of the Company's Series B ESOP Convertible Preferred Stock held by the Company's Employee Stock Ownership Plan, and also includes the potentially dilutive effects of the Company's Equity Incentive Plan adopted in 1989 and the 1996 Equity Incentive Plan.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128) which is effective for periods ending after December 15, 1997, including interim periods. This statement attempts to simplify current standards used in the United States for computing earnings per share and make them more comparable with international standards.

     SFAS 128 replaces APB Opinion 15 and related interpretations (APB 15). SFAS 128 simplifies the computation of EPS by replacing the presentation of primary earnings per share with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS under APB 15. The company has not calculated the impact of the new standard and does not expect the effects to be material.

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

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 1997
                                    UNAUDITED

C.   STOCKHOLDERS' EQUITY

     The following table summarizes the changes in stockholders' equity for the six months ended March 31, 1997.

                           (Dollars in thousands)



                                        Preferred Stock         Preferred            Common Stock
                                        ---------------      Treasury Stock          ------------        Additional
                                        Shares               --------------       Shares                  Paid-in     Retained
                                        Issued    Value     Shares     Cost       Issued       Value      Capital     Earnings
                                        ------    -----     ------     ----       ------       -----      -------     --------

Balance at September 30, 1996           75,336   $75,336    5,744    $(6,565)   135,549,936   $135,550     $23,618    $1,176,708

Net income                                                                                                                54,492

Common stock dividends paid                                                                                              (14,102)

Issuance of treasury stock under
   employee compensation plans                                                                                (448)


Purchase of treasury stock -
common

Purchase of treasury stock -
preferred                                                     433     (1,012)

Sale of treasury stock to
   Cabot Retirement Incentive
   Savings Plan                                                                                              1,049

Preferred stock dividends paid
   to Employee Stock Ownership Plan,
   net of tax                                                                                                             (1,637)

Principal payment by Employee
   Stock Ownership Plan under
   guaranteed loan

Amortization of unearned
   compensation

Unrealized gain, net of
   deferred tax

Foreign currency translation
   adjustments
                                        ------   -------    -----    -------   -----------   --------      -------    ----------

Balance at March 31, 1997               75,336   $75,336    6,177     (7,577)  135,549,936   $135,550      $24,219    $1,215,461
                                        ======   =======    =====    =======   ===========   ========      =======    ==========






                                           Common                                        Unrealized     Foreign
                                        Treasury Stock                       Deferred    Gain/(Loss)    Currency        Total
                                        --------------          Unearned     Employee    Marketable    Translation   Stockholders'
                                       Shares        Cost     Compensation   Benefits    Securities    Adjustments      Equity
                                       ------        ----     ------------   --------    ----------    -----------      ------

Balance at September 30, 1996        63,960,725   $(634,370)    $(16,611)    $(64,283)     $29,874       $25,674       $744,931

Net income                                                                                                               54,492

Common stock dividends paid                                                                                             (14,102)

Issuance of treasury stock under
   employee compensation plans          (61,082)        566          829                                                    947


Purchase of treasury stock -
common                                1,875,941     (46,616)                                                            (46,616)

Purchase of treasury stock -
preferred                                                                                                                (1,012)

Sale of treasury stock to
   Cabot Retirement Incentive
   Savings Plan                         (72,884)        741                                                               1,790

Preferred stock dividends paid
   to Employee Stock Ownership Plan,
   net of tax                                                                                                            (1,637)

Principal payment by Employee
   Stock Ownership Plan under
   guaranteed loan                                                                864                                       864

Amortization of unearned
   compensation                                                    4,700                                                  4,700

Unrealized gain, net of
   deferred tax                                                                              3,514                        3,514

Foreign currency translation
   adjustments                                                                                           (26,447)       (26,447)
                                     ----------   ---------     --------     --------      -------       -------       --------

Balance at March 31, 1997            65,702,700   $(679,679)    $(11,082)    $(63,419)     $33,388       $  (773)      $721,424
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

THREE MONTHS ENDED MARCH 31, 1997 VERSUS
THREE MONTHS ENDED MARCH 31, 1996

Net income for the second quarter of fiscal year 1997 was $29.4 million ($0.38 per common share, fully diluted), compared to $40.7 million ($0.51 per common share, fully diluted), excluding divested businesses, in the same quarter a year ago. Net sales and other operating revenues increased 3% to $432.0 million from last year's $420.5 million on the same basis. Operating profit was $57.6 million for the quarter compared to $77.8 million in the same quarter a year ago. To form a comparative basis, net income, net sales and operating profit presented above for 1996 is exclusive of the results of TUCO INC., the Company's former coal handling subsidiary, which was divested in September 1996. For the three months ended March 31, 1996, TUCO revenues and operating profit were $70.8 million and $3.5 million, respectively ($0.03 per fully diluted common share). The Company's net income, as reported in 1996, was $42.9 million ($0.54 per common share, fully diluted).

In the Specialty Chemicals and Materials Group, sales for the three month period ended March 31, 1997 declined 3% to $359.2 million from $370.3 million last year, on 1% greater volumes. The decline in sales was primarily due to the effect of price declines in the Company's European and Pacific Asia carbon black markets and reductions in volume in the Company's North American carbon black and the tantalum business. Lower carbon black prices in Europe and Asia were marginally offset by favorable prices in North America and South America.

The Group reported operating profit of $48.8 million for the second quarter, compared to $72.4 million for the second quarter of 1996. A significant portion of the decrease in operating profit was primarily the result of a decline in the financial performance of the Company's European carbon black business. Carbon black selling prices were 5% lower year-to-year as feedstock costs were higher year-to-year due to a stronger US dollar. Pacific Asia also experienced price reductions and the effect of currency fluctuations on feedstock costs. In North America, feedstock costs compared favorably to a year ago and prices were higher but were offset by an 8% reduction in volume.

The Company's Performance Materials Division (CPM), which manufactures high grade tantalum products, experienced a 25% volume decline in the second quarter compared to the same quarter a year ago. CPM continued to experience unfavorable volume declines primarily from the lingering effects of a 1996 U.S. electronics market slowdown and related inventory adjustments by it's customers.

The Cab-O-Sil fumed silica business achieved higher revenues for the second quarter of 1997 versus the second quarter of 1996 primarily due to a 12% increase in volumes. The earnings effect of the revenue increase was offset by additional spending on research and development.

Research and development spending increased $5.2 million in the second quarter from the second quarter a year ago. The Company's continued pursuit of several new business opportunities and market development initiatives has shown results.

                                CABOT CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


THREE MONTHS ENDED MARCH 31, 1997 VERSUS
THREE MONTHS ENDED MARCH 31, 1996 (CONTINUED)

In the Energy Group, sales increased 45% from $50.2 million to $72.8 million. Operating profit was $8.8 million compared with $5.4 million in the second quarter of 1996. As stated here, performance in 1996 is exclusive of the coal handling business's results. The improvement in operating revenue and profits is mainly due to increased LNG supply, resulting in increased firm commitments and allowed the sale of interruptible amounts at higher prices compared with last year.

SIX MONTHS ENDED MARCH 31, 1997 VERSUS
SIX MONTHS ENDED MARCH 31, 1996

For the six months ended March 31, 1997, net income was $54.5 million ($0.69 per common share, fully diluted) compared to net income, of $80.2 million ($1.01 per common share, fully diluted), exclusive of divested businesses, in the same period a year ago. Net sales increased 4% to $830.8 million from $797.8 million last year. To form a comparative basis, results for the six months ended March 31, 1996, as stated above, exclude $136.5 million of revenues and $6.4 million of operating profit related to TUCO and a $3.3 gain associated with the reduction of the Company's ownership position in the Trinidad joint venture. The Company's net income, as reported in 1996, was $86.3 million ($1.06 per common share, fully diluted).

In the Specialty Chemicals and Materials Group, sales for the six month period ended March 31, 1997 decreased 2% to $699.4 million from $714.3 million in the same period a year ago. The reduction in sales was primarily attributable to a reduction in carbon black selling prices in Europe and Pacific Asia. Operating profit for the Group decreased 34% to $94.8 million from $144.1 million last year. Price concessions made during the year and higher year-to-year feedstock costs (in local currency terms), which the Company did not recover from its customers, resulted in lower margins in our European and Pacific carbon black businesses. Higher year-to-year feedstock costs also affected North America in the first quarter. North America carbon black volume declines in the second quarter were only partially offset by higher selling prices. Additionally, the Company's tantalum business experienced 21% lower volumes compared to the first six months of fiscal 1996.

New product revenues accounted for 8% of Specialty Chemicals and Materials Group revenues during the second quarter. A new product as referred to here is a product first sold in commercial quantities within the last five years. As a group these products are not expected to make a profit contribution in 1997, however, it is expected that these products will begin to make a significant profit contribution during fiscal 1998. As expected, increased research and development and marketing costs associated with new product development, new business and market development initiatives accounted for approximately $14 million of the year-to-year operating profit decrease.

In the Energy Group, sales increased 57% to $131.4 million from $83.5 million and operating profit grew 75% to $13.3 million from $7.6 million in the same period a year ago. Results in 1996 were exclusive of $136.5 million and $6.4 million of revenue and operating profit respectively, and a $3.3 million gain on the sale of the Company's ownership interest in the Trinidad joint venture. Operating results improved largely due to higher gas prices and greater availability of liquefied natural gas.

The Company's effective tax rate was 36% compared to 37% for the same period a year ago.

                                CABOT CORPORATION

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)


II. CASH FLOWS AND LIQUIDITY

During the first six months of the year the Company's operations provided $41.7 million of cash compared to $27.8 million last year. The change year-to-year is primarily due to timing of tax payments and a decrease in inventory. Effective September 30, 1996, the Company sold its TUCO INC. subsidiary for $77 million. Accordingly, during the first quarter of fiscal 1997, the Company received $35 million in cash, which included $8 million of working capital adjustments, and $50 million in the form of a debt repayment on the Company's behalf from the buyer.

Capital spending for the first six months of the year was $117.8 million. The Company plans to make approximately $210 million of capital expenditures during the current fiscal year. The major components of the 1997 capital program include new carbon black capacity to support the contracts with U.S. tire manufacturers, Clean Air Act compliance, differentiated product manufacturing capabilities, new business expansion spending and normal plant maintenance spending. In light of softened demand in certain markets the Company will proceed cautiously with planned expansions and may delay one or more projects depending on how market forecasts develop over the balance of the fiscal year.

During the first six months of the year, the Company purchased approximately 1,876,000 shares of it's common stock. These purchases were primarily funded with the proceeds from the sale of its TUCO INC. subsidiary and short-term borrowings. At March 31, 1997, approximately 1,400,000 shares remained under the May 1996 repurchase authorization for 4,000,000 shares. On May 9, 1997, the Company's Board of Directors authorized the repurchase of 4,000,000 shares of it's common stock and revoked the May 1996 repurchase authorization with respect to shares not already purchased pursuant to such authorization.

The Company's ratio of total debt (including short-term debt net of cash) to capital increased from 40% at September 30, 1996 to 44% at the end of the second quarter.

On February 6, 1997, the Company issued $90 million of medium-term notes maturing from 2004 to 2011 with a weighted average interest rate of approximately 7%. The proceeds from the issuance were used to repay short-term debt.

During the period, the Company renegotiated its line of credit agreement. The facility was increased to $300 million from $250 million and was extended to January 3, 2002. Management expects cash from operations and present financing arrangements, including the Company's unused line of credit of $300 million, to be sufficient to meet the Company's cash requirements for the foreseeable future.

                                CABOT CORPORATION

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)

                 (Dollars in millions, except per share amounts)

                                    UNAUDITED


                                                Three Months Ended     Six Months Ended
                                                ------------------     ----------------
                                                3/31/97    3/31/96     3/31/97  3/31/96
                                                -------    -------     -------  -------
Industry Segment Data
---------------------
Sales:
Specialty Chemicals and Materials                $ 359.2    $370.3    $ 699.4    $714.3
Energy                                              72.8     121.0      131.4     220.0
                                                 -------    ------    -------    ------
   Net sales                                     $ 432.0    $491.3    $ 830.8    $934.3
                                                 =======    ======    =======    ======

Operating profit:
Specialty Chemicals and Materials                $  48.8    $ 72.4    $  94.8    $144.1
Energy                                               8.8       8.9       13.3      17.3
                                                 -------    ------    -------    ------
   Total operating profit                           57.6      81.3      108.1     161.4

Interest expense                                   (10.6)    (11.2)     (20.3)    (20.6)
General corporate/other expenses                    (7.0)     (7.6)     (13.1)    (13.5)
                                                 -------    ------    -------    ------

Income before income taxes                          40.0      62.5       74.7     127.3
Provision for income taxes                         (14.4)    (23.1)     (26.9)    (47.1)
Equity in net income of affiliated companies         3.9       4.9        7.9       8.7
Minority interest                                   (0.1)     (1.4)      (1.2)     (2.6)
                                                 -------    ------    -------    ------

Net income                                          29.4      42.9       54.5      86.3

Dividends on preferred stock                        (0.8)     (0.9)      (1.6)     (1.8)
                                                 -------    ------    -------    ------

Income applicable to primary common shares       $  28.6    $ 42.0    $  52.9    $ 84.5
                                                 =======    ======    =======    ======

Income per common share:

   Primary                                       $  0.40    $ 0.58    $  0.74    $ 1.14
                                                 =======    ======    =======    ======
   Fully diluted                                 $  0.38    $ 0.54    $  0.69    $ 1.06
                                                 =======    ======    =======    ======

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Annual Meeting of Stockholders of Cabot Corporation was held on March 13, 1997. An election of Directors was held at which Ms. Lydia W. Thomas and Messrs. Arnold S. Hiatt, David V. Ragone, Morris Tanenbaum and Mark S. Wrighton were nominated and elected to the class of Directors whose terms expire in 2000. The following votes were cast for or withheld with respect to each of the nominees:

         Director                  In Favor Of                Withheld
         --------                  -----------                --------

         Arnold S. Hiatt           68,379,533                 1,153,491
         David V. Ragone           68,482,994                 1,050,030
         Morris Tanenbaum          68,583,061                   949,963
         Lydia W. Thomas           68,403,572                 1,129,452
         Mark S. Wrighton          68,381,098                 1,151,926

Other Directors whose terms of office as Directors continued after the meeting are:

            Director                           Term of Office Expires
            --------                           ----------------------

            Samuel W. Bodman                            1999
            Jane C. Bradley                             1999
            Kennett F. Burnes                           1998
            John G.L. Cabot                             1998
            Arthur L. Goldstein                         1999
            Robert P. Henderson                         1998
            John H. McArthur                            1999
            John F. O'Brien                             1998
            Charles P. Siess, Jr.                       1998

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits
          --------

     The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

          Exhibit
          Number         Description
          ------         -----------

          10 Credit Agreement, dated as of January 3, 1997, among Cabot Corporation, the Banks listed therein and Morgan Guaranty Trust Company of New York, as Agent, filed herewith.

          11 Statement Regarding Computation of Per Share Earnings, filed herewith.

          12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges, filed herewith.

          27 Financial Data Schedule, filed herewith. (Not included with printed copy of the Form 10-Q.)

-----------------------------------------------------


     (b)  Reports on Form 8-K
          -------------------

          No report on Form 8-K was filed by the Company during the three months ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CABOT CORPORATION


Date: May 14, 1997                           /s/ Robert L. Culver
                                             --------------------
                                             Robert L. Culver
                                             Executive Vice President and
                                             Chief Financial Officer


Date: May 14, 1997                           /s/ William T. Anderson
                                             ----------------------
                                             William T. Anderson
                                             Acting Controller
                                             (Chief Accounting Officer)