Form 10-Q
period 1997-06-30
CABOT CORP
filed 1997-08-14
CIK 16040

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

                                  JUNE 30, 1997

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

        AS OF JUNE 30, 1997, THE COMPANY HAD 68,986,867 SHARES OF COMMON
                   STOCK, PAR VALUE $1 PER SHARE, OUTSTANDING.

                                CABOT CORPORATION

                                      INDEX


Part I.  Financial Information                                         Page No.
                                                                       --------

         Item 1.   Financial Statements

                   Consolidated Statements of Income
                     Three Months Ended June 30, 1997 and 1996              3

                   Consolidated Statements of Income
                     Nine Months Ended June 30, 1997 and 1996               4

                   Consolidated Balance Sheets
                     June 30, 1997 and September 30, 1996                   5

                   Consolidated Statements of Cash Flows
                     Nine Months Ended June 30, 1997 and 1996               7

                   Notes to Consolidated Financial Statements               8

         Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   10


Part II. Other Information

         Item 6.   Exhibits and Reports on Form 8-K                        14

                          PART I. FINANCIAL INFORMATION
                                     ITEM 1.

                                CABOT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    Three Months Ended June 30, 1997 and 1996

                             (Dollars in thousands)

                                    UNAUDITED

                                                          1997             1996
                                                          ----             ----

Revenues:
  Net sales and other operating revenues                $398,580         $457,318
  Interest and dividend income                             1,897            2,171
                                                        --------         --------
    Total revenues                                       400,477          459,489
                                                        --------         --------

Costs and expenses:
  Cost of sales                                          274,205          318,510
  Selling and administrative expenses                     53,463           50,842
  Research and technical service                          20,400           21,301
  Interest expense                                        11,347           10,571
  Other charges, net                                       3,309            5,107
                                                        --------         --------
    Total costs and expenses                             362,724          406,331
                                                        --------         --------

Income before income taxes                                37,753           53,158
Provision for income taxes                               (13,591)         (19,668)
Equity in net income of affiliated companies               5,222            4,091
Minority interest                                           (634)          (1,831)
                                                        --------         --------

Net income                                                28,750           35,750

Dividends on preferred stock, net of tax
  benefit of $520 and $635, respectively                    (813)            (715)
                                                        --------         --------

Income applicable to primary common shares              $ 27,937         $ 35,035
                                                        ========         ========


Weighted average common shares outstanding (000):
  Primary                                                 70,111           72,710
  Fully diluted (Note A)                                  76,206           78,808

Income per common share:

  Primary                                               $   0.40         $   0.48
                                                        ========         ========
  Fully diluted (Note A)                                $   0.37         $   0.45
                                                        ========         ========


Dividends per common share                              $   0.10         $   0.09
                                                        ========         ========


The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    Nine Months Ended June 30, 1997 and 1996

                             (Dollars in thousands)

                                    UNAUDITED

                                                           1997               1996
                                                           ----               ----

Revenues:
  Net sales and other operating revenues                $1,229,369         $1,391,621
  Interest and dividend income                               5,189              6,886
                                                        ----------         ----------
    Total revenues                                       1,234,558          1,398,507
                                                        ----------         ----------

Costs and expenses:
  Cost of sales                                            859,515            968,942
  Selling and administrative expenses                      160,249            150,120
  Research and technical service                            63,844             53,955
  Interest expense                                          31,607             31,205
  Other charges, net                                         6,912             13,874
                                                        ----------         ----------
    Total costs and expenses                             1,122,127          1,218,096
                                                        ----------         ----------

Income before income taxes                                 112,431            180,411
Provision for income taxes                                 (40,475)           (66,752)
Equity in net income of affiliated companies                13,100             12,747
Minority Interest                                           (1,813)            (4,390)
                                                        ----------         ----------

Net income                                                  83,243            122,016

Dividends on preferred stock, net of tax
  benefit of $1,566 and $1,585, respectively                (2,450)            (2,479)
                                                        ----------         ----------

Income applicable to primary common shares              $   80,793         $  119,537
                                                        ==========         ==========


Weighted average common shares outstanding (000):
  Primary                                                   70,913             73,383
  Fully diluted (Note A)                                    77,002             79,481

Income per common share:

  Primary                                               $     1.14         $     1.63
                                                        ==========         ==========
  Fully diluted (Note A)                                $     1.06         $     1.52
                                                        ==========         ==========


Dividends per common share                              $     0.30         $     0.27
                                                        ==========         ==========


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 1997 and September 30, 1996

                             (Dollars in thousands)

                                     ASSETS

                                                June 30          September 30
                                                  1997                1996
                                               (Unaudited)
                                               -----------       ------------

Current assets:
  Cash and cash equivalents                    $   51,449         $   58,148
  Accounts and notes receivable
    (net of reserve for doubtful
    accounts of $5,011 and $5,267)                304,719            363,763

  Inventories:
    Raw materials                                  78,496             71,061
    Work in process                                64,926             72,914
    Finished goods                                 71,013             72,163
    Other                                          41,621             44,292
                                               ----------         ----------
      Total inventories                           256,056            260,430

  Prepaid expenses                                 21,717             17,408
  Deferred income taxes                            11,063             10,034
                                               ----------         ----------

Total current assets                              645,004            709,783
                                               ----------         ----------

Investments:
  Equity                                           82,718             79,372
  Other                                           151,643             95,680
                                               ----------         ----------
      Total investments                           234,361            175,052
                                               ----------         ----------

Property, plant and equipment, at cost          1,751,614          1,712,045
Accumulated depreciation                         (825,151)          (809,053)
                                               ----------         ----------
  Net property, plant and equipment               926,463            902,992
                                               ----------         ----------

Other assets:
  Intangible assets, net of amortization           39,751             42,735
  Deferred income taxes                             2,648              2,402
  Other assets                                     14,506             24,617
                                               ----------         ----------
      Total other assets                           56,905             69,754
                                               ----------         ----------

Total assets                                   $1,862,733         $1,857,581
                                               ==========         ==========


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 1997 and September 30, 1996

                             (Dollars in thousands)

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                     June 30        September 30
                                                                      1997              1996
                                                                   (Unaudited)
                                                                   -----------      ------------

Current liabilities:
  Notes payable to banks                                           $  232,504         $  233,779
  Current portion of long-term debt                                   115,247             16,175
  Accounts payable and accrued liabilities                            216,156            250,749
  U.S. and foreign income taxes payable                                 9,268             26,083
  Deferred income taxes                                                 1,012                918
                                                                   ----------         ----------
      Total current liabilities                                       574,187            527,704
                                                                   ----------         ----------

Long-term debt                                                        291,893            321,497
Deferred income taxes                                                  97,373             88,320
Other liabilities                                                     145,989            147,991

Commitments and contingencies (Note B)

Minority interest                                                      24,810             27,138

Stockholders' Equity (Note C):

Preferred Stock:
  Authorized: 2,000,000 shares of $1 par value
  Series A Junior Participating Preferred Stock
    Issued and outstanding:  none
  Series B ESOP Convertible Preferred Stock 7.75% Cumulative
    Issued: 75,336 shares (aggregate redemption value
    of $69,865 and $71,193)                                            75,336             75,336

Less cost of shares of preferred treasury stock                        (8,340)            (6,565)

Common stock:
  Authorized: 200,000,000 shares of $1 par value
  Issued: 135,549,936 shares                                         135,550            135,550

Additional paid-in capital                                             24,841             23,618

Retained earnings                                                   1,236,485          1,176,708

Less cost of common treasury stock
  (including unearned amounts of $8,782 and $16,611)                 (712,354)          (650,981)

Deferred employee benefits                                            (62,974)           (64,283)

Unrealized gain on marketable securities                               48,752             29,874

Foreign currency translation adjustments                               (8,815)            25,674
                                                                   ----------         ----------

Total stockholders' equity                                            728,481            744,931
                                                                   ----------         ----------

Total liabilities and stockholders' equity                         $1,862,733         $1,857,581
                                                                   ==========         ==========

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine Months Ended June 30, 1997 and 1996

                             (Dollars in thousands)
                                    UNAUDITED
                                                                      1997             1996
                                                                      ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                         $  83,243        $ 122,016
Adjustments to reconcile net income to cash
  provided by operating activities:
    Depreciation and amortization                                     81,199           73,194
    Deferred tax provision                                            (1,586)             123
    Equity in net income of affiliated companies,
      net of dividends received                                       (4,460)          (1,384)
    Other, net                                                         7,520            6,969

  Changes in assets and liabilities, net of consolidation
      of equity affiliates:
    Increase in accounts receivable                                  (38,044)         (11,703)
    Increase in inventory                                             (2,497)         (38,635)
    Decrease in accounts payable and accruals                        (15,492)         (24,924)
    (Increase)/Decrease in prepayments and intangible assets            (495)           2,029
    Decrease in income taxes payable                                 (17,391)         (44,252)
    Other, net                                                         2,043           (1,652)
                                                                   ---------        ---------

        Cash provided by operating activities                         94,040           81,781
                                                                   ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to plant, property and equipment                        (131,888)        (134,871)
  Investments and acquisitions                                       (21,387)         (52,639)
  Purchases of available-for-sale securities                         (11,271)            --
  Cash provided from consolidation of equity affiliates                 --              9,306
  Sales of property, plant and equipment                              35,000            2,621
  Other                                                                  552            1,223
                                                                   ---------        ---------

        Cash used by investing activities                           (128,994)        (174,360)
                                                                   ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long-term debt                                        90,000           11,258
  Repayments of long-term debt                                       (16,145)         (27,568)
  Increase in short-term debt                                         48,147          170,884
  Purchases of treasury stock                                        (72,896)        (102,709)
  Sales and issuance of treasury stock                                 4,175            8,828
  Cash dividends paid to stockholders                                (23,466)         (23,742)
                                                                   ---------        ---------

        Cash provided by financing activities                         29,815           36,951
                                                                   ---------        ---------

Effect of exchange rate changes on cash                               (1,560)            (225)
                                                                   ---------        ---------

Decrease in cash and cash equivalents                                 (6,699)         (55,853)

Cash and cash equivalents at beginning of period                      58,148           90,792
                                                                   ---------        ---------

Cash and cash equivalents at end of period                         $  51,449        $  34,939
                                                                   =========        =========


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997


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

     The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 1997 and 1996. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

     Earnings Per Share

     The computation of fully diluted earnings per share considers the conversion of the Company's Series B ESOP Convertible Preferred Stock held by the Company's Employee Stock Ownership Plan, and also includes the potentially dilutive effects of the Company's Equity Incentive Plan adopted in 1989 and the 1996 Equity Incentive Plan.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), which is effective for periods ending after December 15, 1997, including interim periods. This statement attempts to simplify current standards used in the United States for computing earnings per share ("EPS") and make them more comparable with international standards.

     SFAS 128 replaces APB Opinion 15 and related interpretations (APB 15). SFAS 128 simplifies the computation of EPS by replacing the presentation of primary earnings per share with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS under APB 15. While management has not calculated the impact of the new standard, it is not expected to be material.



B.   COMMITMENTS AND CONTINGENCIES

     The Company has various lawsuits, claims and contingent liabilities. In the opinion of the Company, although final disposition of all of its suits and claims may impact the Company's financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on the Company's financial position.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 1997
                                    UNAUDITED

C.   STOCKHOLDERS' EQUITY

     The following table summarizes the changes in stockholders' equity for the nine months ended June 30, 1997.

                                                      (Dollars in thousands)


                                              Preferred Stock     Preferred             Common Stock
                                              ---------------   Treasury Stock          ------------        Additional
                                             Shares             --------------       Shares                   Paid-in     Retained
                                             Issued     Value   Shares    Cost       Issued      Value        Capital     Earnings
                                             ------     -----   ------    ----       ------      -----        -------     --------

Balance at September 30, 1996                75,336  $75,336    5,744   $(6,565)   135,549,936  $135,550      $23,618   $1,176,708

Net income                                                                                                                  83,243

Common stock dividends paid                                                                                                (21,016)

Issuance of treasury stock under
    employee compensation plans                                                                                  (363)

Purchase of treasury stock - common

Purchase of treasury stock - preferred                            793    (1,775)

Sale of treasury stock to Cabot Retirement
    Incentive Savings Plan                                                                                      1,586

Preferred stock dividends paid to Employee
    Stock Ownership Plan, net of tax                                                                                        (2,450)

Principal payment by Employee Stock
    Ownership Plan under guaranteed loan

Amortization of unearned compensation

Unrealized gain, net of deferred tax

Foreign currency translation adjustments
                                             ------  -------    -----   -------    -----------  --------      -------   ----------


Balance at June 30, 1997                     75,336  $75,336    6,537   $(8,340)   135,549,936  $135,550      $24,841   $1,236,485
                                             ======  =======    =====   =======    ===========  ========      =======   ==========


                                                     Common                                   Unrealized   Foreign
                                                 Treasury Stock                     Deferred  Gain/(loss)  Currency      Total
                                                 --------------        Unearned     Employee  Marketable  Translation Stockholders'
                                               Shares       Cost     Compensation   Benefits  Securities  Adjustments    Equity
                                               ------       ----     ------------   --------  ----------  -----------  ---------

Balance at September 30, 1996                63,960,725   $(634,370)  $(16,611)    $(64,283)    $29,874     $25,674     $744,931

Net income                                                                                                                83,243

Common stock dividends paid                                                                                              (21,016)

Issuance of treasury stock under
    employee compensation plans                (182,221)        794      1,033                                             1,464

Purchase of treasury stock - common           2,893,767     (71,121)                                                     (71,121)

Purchase of treasury stock - preferred                                                                                    (1,775)

Sale of treasury stock to Cabot Retirement
    Incentive Savings Plan                     (109,202)      1,125                                                        2,711

Preferred stock dividends paid to Employee
    Stock Ownership Plan, net of tax                                                                                      (2,450)

Principal payment by Employee Stock
    Ownership Plan under guaranteed loan                                              1,309                                1,309

Amortization of unearned compensation                                    6,796                                             6,796

Unrealized gain, net of deferred tax                                                             18,878                   18,878

Foreign currency translation adjustments                                                                    (34,489)     (34,489)
                                             ----------   ---------   --------     --------     -------    --------     --------


Balance at June 30, 1997                     66,563,069   $(703,572)  $ (8,782)    $(62,974)    $48,752    $ (8,815)    $728,481
                                             ==========   =========   ========     ========     =======    ========     ========


                                CABOT CORPORATION

ITEM 2.              Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


I. RESULTS OF OPERATIONS

Sales and operating profit by industry segment are shown in the accompanying table on page 13.

THREE MONTHS ENDED JUNE 30, 1997 VERSUS
THREE MONTHS ENDED JUNE 30, 1996

Net income for the third quarter of fiscal year 1997 was $28.7 million ($0.37 per fully diluted common share), compared to $33.4 million ($0.42 per fully diluted common share), excluding the results of a divested business, in the same quarter a year ago. Net sales and other operating revenues increased 3% to $398.6 million from last year's $388.0 million on the same basis. Operating profit was $55.9 million for the quarter compared to $67.7 million in the same quarter a year ago. To form a comparative basis, 1996 amounts exclude the results of TUCO INC. ("TUCO"), the Company's former coal handling subsidiary. TUCO was divested in September, 1996. For the three months ended June 30, 1996, TUCO revenues and operating profit were $69.3 million and $3.6 million, respectively ($0.03 per fully diluted common share).

In the Specialty Chemicals and Materials Group, sales for the three month period ended June 30, 1997 increased 4% to $372.4 million from $359.7 million last year, on 12% greater volumes. Volumes during the quarter were greater than the year ago period in each of the Company's chemical businesses. Overall, global volumes in the Company's carbon black business increased 12%. However, lower year-to-year selling prices in certain carbon black markets offset the effect of increased volumes. Lower selling prices affected earnings primarily in the Company's European and Pacific Asia carbon black markets. Prices in the European and Pacific Asia markets were down 6% and 11% year-to-year, respectively.

The Group reported operating profit of $58.7 million for the third quarter, compared to $68.6 million for the third quarter of 1996. The decrease in operating profit was primarily the result of a decline in the financial performance of the Company's carbon black business. Lower selling prices, coupled with higher feedstock costs as a result of the continued strengthening of the U.S. dollar, resulted in reduced margins year-to-year in the Company's European and Pacific Asia carbon black markets. In North America, the effect of 8% greater volumes during the quarter was more than offset by higher plant operating costs associated with implementing new production technologies and higher depreciation charges resulting primarily from environmental compliance investments.

The Company's Performance Materials Division ("CPM"), which manufactures high grade tantalum products, experienced an 8% increase in volume in the third quarter compared to the same quarter a year ago resulting from increased demand from the U.S. electronics industry. CPM reported a positive year-to-year earnings comparison, its first since the second quarter of 1996. Although margins were squeezed by increased ore costs, cost savings initiatives put into place during the first and second quarters of the current fiscal year resulted in the favorable earnings comparison.

The Cab-O-Sil fumed silica business experienced a 9% increase in global volumes in the third quarter versus the third quarter of 1996. Greater volumes were offset somewhat by increased operating costs caused by higher than normal maintenance costs and increased investments in research and development.

Research and development and marketing costs associated with new products were flat in the third quarter compared to the third quarter a year ago. The Company spent approximately $2 million less on carbon black projects and $2 million more on other new business initiatives.

In the Energy Group, sales for the quarter ended June 30, 1997 decreased 7% from $28.3 million in 1996 to $26.2 million. A $2.8 million loss was reported, compared with a loss of $0.9 million in the third

                                CABOT CORPORATION

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


THREE MONTHS ENDED JUNE 30, 1997 VERSUS
THREE MONTHS ENDED JUNE 30, 1996 (CONTINUED)

quarter of 1996. As noted above, the amounts discussed here for 1996 exclude the results of TUCO. Volumes of the liquefied natural gas ("LNG") business were flat from the year ago quarter. A warm winter caused lower gas prices in the Northeast U.S. during the quarter and lower demand for storage refill.

NINE MONTHS ENDED JUNE 30, 1997 VERSUS
NINE MONTHS ENDED JUNE 30, 1996

The Company has reported negative year-to-year earnings comparisons for each of the first three quarters of the year. This has been caused by carbon black pricing in Europe and Pacific Asia, by the effect of a strong U.S. dollar, and by our continued commitment to fund new product development. Due to volume increases in the Company's chemical businesses during the year, we have narrowed the unfavorable earnings variance in each successive quarter.

For the nine months ended June 30, 1997, net income was $83.2 million ($1.06 per fully diluted common share) compared to $113.6 million ($1.41 per fully diluted common share), excluding the results of a divested business, in the same period a year ago. Net sales increased 4% to $1,229.4 million from $1,185.8 million last year on the same basis. To form a comparative basis, 1996 amounts exclude the results of TUCO. For the nine months ended June 30, 1996, TUCO revenues and operating profit were $205.8 million and $10.0 million, respectively ($0.08 per fully diluted common share). Also excluded from the 1996 results is a $3.3 million gain associated with the reduction of the Company's ownership interest in the Trinidad liquefaction joint venture ($0.03 per fully diluted common share).

In the Specialty Chemicals and Materials Group, sales for the nine month period ended June 30, 1997 decreased slightly to $1,071.8 million from $1,074.0 million in the same period a year ago. Overall chemical sales volumes were favorable year-to-year, particularly in the third quarter. However, the earnings effect of increased volumes was more than offset by reduced selling prices, primarily in the Company's European and Pacific Asia carbon black businesses.

Operating profit for the Group decreased 28% to $153.5 million from $212.8 million last year. As stated above, weaker carbon black pricing in Europe and Pacific Asia, the effects of a strong U.S. dollar and higher new product development spending accounted for most of the earnings decrease. Increased research and development and marketing costs associated with new product development and new business and market development initiatives accounted for approximately $14 million of the year-to-year operating profit decrease. Operating profits were affected most by price reductions made during the year and higher year-to-year feedstock costs (in local currency terms), which the Company did not recover from its customers in its European and Pacific Asia carbon black businesses. Also contributing to the negative earnings were volume declines experienced by CPM during the first half of the fiscal year due to the lingering effects of the slowdown of the U.S. electronics industry. However, increased demand in the U.S. electronics industry accounted for 8% greater volumes in CPM during the third quarter versus the same quarter of last year.

In the Energy Group, sales increased 41% to $157.6 million from $111.8 million and operating profit improved 55% to $10.4 million from $6.7 million in the same period a year ago. As noted above, the results discussed here for 1996 exclude the results of TUCO and the $3.3 million gain. Operating results improved largely due to higher gas prices and greater availability of LNG.

On June 30, 1997 Atlantic LNG Company of Trinidad and Tobago ("Atlantic LNG") signed a $600 million loan agreement to finance the construction of its LNG export facility in Trinidad. Construction on the

                                CABOT CORPORATION

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)


NINE MONTHS ENDED JUNE 30, 1997 VERSUS
NINE MONTHS ENDED JUNE 30, 1996 (CONTINUED)

Trinidad project began in the second quarter of 1996. First production is expected in the second quarter of 1999. Cabot LNG Corporation, the Company's wholly-owned subsidiary, owns 10% of Atlantic LNG and holds purchase contracts for 60 percent of the Atlantic LNG plant's design capacity output.

The Company's effective tax rate was 36% compared to 37% for the same period a year ago.

II. CASH FLOWS AND LIQUIDITY

During the first nine months of the year the Company's operations provided $94.0 million of cash compared to $81.8 million last year. The increase year-to-year is due primarily to reduced tax payments and a smaller increase in inventory compared to last year, which were partially offset by lower net income and increased accounts receivable.

Capital spending and investments for the first nine months of the year totaled $164.5 million. The Company plans to spend approximately $210 million for the fiscal year. The major components of the 1997 capital program include expenditures on new carbon black capacity to support the contracts with U.S. tire manufacturers, Clean Air Act compliance, differentiated product manufacturing capabilities, new business expansion and normal plant maintenance. In light of softened demand in certain markets, the Company has deferred several capital projects during the year. During the third fiscal quarter, the Company exercised its rights to purchase 642,232 shares of common stock of K N Energy, Inc. ("KN Energy") for $11.3 million. At June 30, 1997, the Company owned approximately 3 million shares of KN Energy representing 9.5% of KN Energy's outstanding common shares.

Effective September 30, 1996, the Company sold its TUCO subsidiary for $77 million. Accordingly, during the first quarter of fiscal year 1997, the Company received $35 million in cash, which included $8 million of working capital adjustments, and $50 million in the form of a debt repayment on the Company's behalf from the buyer.

On February 6, 1997, the Company issued $90 million of medium-term notes maturing from 2004 to 2011 with a weighted average interest rate of approximately 7%. The proceeds from the issuance were used to repay short-term debt.

During the first nine months of the year, the Company repurchased approximately
2.6 million shares of its common stock. These purchases were funded with the proceeds from the sale of its TUCO subsidiary and short-term borrowings. On
May 9, 1997, the Company's Board of Directors authorized the repurchase of 4 million shares of its common stock and revoked the May 1996 repurchase authorization with respect to shares not already purchased pursuant to such authorization. At June 30, 1997 approximately 3.8 million shares remained under the May 1997 repurchase authorization.

The Company's ratio of total debt (including short-term debt net of cash) to capital increased to 44% at June 30, 1997 from 40% at September 30, 1996.

In January, 1997 the Company renegotiated its line of credit agreement. The facility was increased to $300 million from $250 million and was extended to January 3, 2002. Management expects cash from operations and present financing arrangements, including the Company's unused line of credit of $300 million, to be sufficient to meet the Company's cash requirements for the foreseeable future.

                                CABOT CORPORATION

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)

                 (Dollars in millions, except per share amounts)

                                    UNAUDITED


                                                    Three Months Ended          Nine Months Ended
                                                    ------------------          -----------------
                                                  6/30/97       6/30/96       6/30/97        6/30/96
                                                  -------       -------       -------        -------

Industry Segment Data
---------------------

Sales:
Specialty Chemicals and Materials                  $372.4       $359.7       $1,071.8       $1,074.0
Energy                                               26.2         97.6          157.6          317.6
                                                   ------       ------       --------       --------
    Net sales                                      $398.6       $457.3       $1,229.4       $1,391.6
                                                   ======       ======       ========       ========

Operating profit:
Specialty Chemicals and Materials                  $ 58.7       $ 68.6       $  153.5       $  212.8
Energy                                               (2.8)         2.7           10.4           20.0
                                                   ------       ------       --------       --------
    Total operating profit                           55.9         71.3          163.9          232.8

Interest expense                                    (11.4)       (10.6)         (31.6)         (31.2)
General corporate/other expenses                     (6.8)        (7.6)         (19.9)         (21.2)
                                                   ------       ------       --------       --------

Income before income taxes                           37.7         53.1          112.4          180.4
Provision for income taxes                          (13.6)       (19.7)         (40.5)         (66.7)
Equity in net income of affiliated companies          5.2          4.1           13.1           12.7
Minority interest                                    (0.6)        (1.8)          (1.8)          (4.4)
                                                   ------       ------       --------       --------

Net income                                           28.7         35.7           83.2          122.0

Dividends on preferred stock                         (0.8)        (0.7)          (2.4)          (2.5)
                                                   ------       ------       --------       --------

Income applicable to primary common shares         $ 27.9       $ 35.0       $   80.8       $  119.5
                                                   ======       ======       ========       ========

Income per common share:

    Primary                                        $ 0.40       $ 0.48       $   1.14       $   1.63
                                                   ======       ======       ========       ========
    Fully diluted                                  $ 0.37       $ 0.45       $   1.06       $   1.52
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

     (b)  Reports on Form 8-K
          -------------------

          No report on Form 8-K was filed by the Company during the three months ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CABOT CORPORATION



Date:  August 14, 1997                   /s/ Robert L. Culver
                                         ---------------------------------------
                                         Robert L. Culver
                                         Executive Vice President and
                                         Chief Financial Officer


Date:  August 14, 1997                   /s/ William T. Anderson
                                         ---------------------------------------
                                         William T. Anderson
                                         Assistant Controller/Acting Controller
                                         (Chief Accounting Officer)