Form 10-K
period 1997-09-30
CABOT CORP
filed 1997-12-24
CIK 16040

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

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


        68,213,732 SHARES OUTSTANDING             BOSTON STOCK EXCHANGE
        AT NOVEMBER 28, 1997                      NEW YORK STOCK EXCHANGE
                                                  PACIFIC EXCHANGE
        PREFERRED STOCK PURCHASE RIGHTS

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's common stock held beneficially or of record by shareholders who are not directors or executive officers of the Registrant at November 28, 1997, was approximately $1,621,706,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Stockholders for fiscal year 1997 are incorporated by reference in Parts I, II, and IV, and portions of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference in Part III.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

     Cabot's business was founded in 1882 and incorporated in the State of Delaware in 1960. The Company has businesses in specialty chemicals and materials and in energy. The Company and its affiliates have manufacturing facilities in the United States and more than 20 other countries.

     The term "Cabot" as used in this Report refers to Cabot Corporation. The terms "Company" and "Registrant" mean Cabot and its consolidated subsidiaries.

     The description of the Company's businesses is as of September 30, 1997, unless otherwise noted. Information regarding the Company's revenues and operating profits by business segment and geographic area appears on pages 23 and 43 of the Company's Annual Report to Stockholders for fiscal year 1997 ("Annual Report") which are incorporated herein by reference.

     During the fiscal year ended September 30, 1997, the Company repurchased approximately 3.5 million shares of its common stock, $1.00 par value per share (the "Common Stock"), for the purpose of reducing the total number of shares outstanding as well as offsetting shares issued under the Company's employee incentive compensation programs.

     Additional information regarding significant events affecting the Company in its fiscal year ended September 30, 1997, appears in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 21 through 28 of the Annual Report.

                       SPECIALTY CHEMICALS AND MATERIALS

CARBON BLACK

     The Company manufactures and sells carbon black, a fine powder. The Company's carbon black business includes tire blacks, industrial rubber blacks and special blacks. Carbon black is used as a reinforcing agent in tires and in industrial rubber products such as extruded profiles, hoses and molded goods. Non-rubber grades of carbon black, known as special blacks, are used to provide pigmentation, conductivity and ultraviolet protection and for other purposes in many specialty applications such as inks, plastics, cables and coatings. The Company believes that it is the leading manufacturer of carbon black in the world, with an estimated one-quarter of the worldwide production capacity and market share of carbon black. The Company competes in the manufacture of carbon black with three companies having an international presence and with at least 20 other companies in various regional markets in which it operates (see "General," below).

     Carbon black plants owned by Cabot or a subsidiary are located in Argentina, Australia, Brazil, Canada, the Czech Republic, England, France (two plants), India, Indonesia (two plants), Italy, Japan, The Netherlands, Spain and the United States (four plants). Affiliates of the Company own carbon black plants in Colombia, Japan (two plants), Malaysia, Mexico, The People's Republic of China and Venezuela. Headquarters for the Company's carbon black business are located in Billerica, Massachusetts, with regional headquarters in Atlanta, Georgia (North America), Sao Paulo, Brazil (South America), Suresnes, France (Europe) and Kuala Lumpur, Malaysia (Pacific Asia). In April 1997, the Company increased its ownership of its Indian carbon black subsidiary from 51% to 60%. Some of the plants listed above are built on leased land (see "Properties," below).

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

     Sales are generally made by employees of the Company or its affiliates in the countries where carbon black plants are located. Export sales are generally made through distributors or sales representatives in conjunction with Company employees. Sales are made under various trademarks owned by Cabot, including Cabot(R), Black Pearls(R), Elftex(R), Mogul(R), Monarch(R), Regal(R), Spheron(TM), Sterling(R) and Vulcan(R) (see "General," below).

     The Company has developed three new carbon-based products with substantial demand potential. The first new product, sold under the Ecoblack trademark, utilizes a new technology to produce particles consisting of carbon and silica. It can be used to reduce a tire's rolling resistance and thereby improve an automobile's gas mileage. The Company's best estimate, at this time, of the annual revenues to be derived from the Ecoblack product by the year 2000 is $20 million to $80 million.* The Company has recently completed a semi-works plant in Malaysia in connection with its plans to commercially develop and produce elastomer composites, the second new product. The Company began test production of an initial line of elastomer composites in 1997. The Company believes that its new elastomer composites will provide a significant improvement in tire performance. The Company's best estimate, at this time, of the annual revenues to be derived from elastomer composites by the year 2000 is $50 million to $100 million.* The third new product is a tire innerliner carbon black which can reduce the amount of expensive halobutyl polymers in a tire. The innerliner carbon black can both lower the cost of producing tires and improve the tires' performance. The Company's best estimate, at this time, of the annual revenues innerliner carbon black may produce by the year 2000 is $25 million to $40 million.*

FUMED SILICA

     The Company manufactures and sells fumed silica and dispersions thereof under various trademarks including Cabot(R), Cab-O-Sil(R) and Cab-O-Sperse(R). Fumed silica is an ultra-fine, high-purity silica produced by a flame process for use as a reinforcing, thickening, thixotropic, suspending or anti-caking agent in a wide variety of products for the automotive industry, construction industry and consumer products industries, including adhesives, cosmetics, inks, silicone rubber, coatings and pharmaceuticals. The headquarters for the Company's fumed silica business are located in Naperville, Illinois and its North American fumed silica manufacturing plant is located in Tuscola, Illinois. Subsidiaries of Cabot lease a manufacturing plant in Wales and own a manufacturing plant in Germany. A plant to manufacture fumed silica is under construction in India by a joint venture which is owned 50% by the Company and 50% by an Indian entity. The Company began construction in the summer of 1997 of a second fumed silica plant in the United States, to be located in Midland, Michigan. Raw materials for the production of fumed silica are various chlorosilane feedstocks. The feedstocks are either purchased or toll converted for owners of the materials. The Company has long-term procurement contracts in place which it believes will enable it to meet the raw material requirements for the production of fumed silica. Sales of fumed silica products are made by Company employees and through distributors and sales representatives. There are five principal producers of fumed silica in the world (see "General," below). The Company believes it is the leading producer and seller of this chemical in the United States and second worldwide.

MICROELECTRONICS MATERIALS

     The Company manufactures and sells high-purity polishing materials, made from fumed metal oxides and a variety of chemistries. The polishing materials are used in the manufacture of integrated circuit chips and other electronic devices by the semiconductor industry. These products are sold under various Cabot trademarks including Cab-O-Sperse(R) and Semi-Sperse(R). Sales of polishing materials are made by Company employees and through distributors and sales representatives. Raw materials, a significant portion of which are manufactured by the Company's fumed silica business, are readily available. The Company has a newly constructed dispersion manufacturing facility and laboratory in Aurora, Illinois, as well as a dispersion manufacturing facility in Barry, Wales. The headquarters and technology center for the Company's

---------------

* Estimates of future contributions and performances are contingent on various internal and external factors as described on page 7 of this Report.

microelectronics materials business are located in Aurora, Illinois. The Aurora, Illinois facility provides quality control management, operations management, marketing support and customer sales and service for the Company's microelectronics materials business.

PLASTICS

     The Company produces black and white thermoplastic concentrates and specialty compounds for sale to plastic resin producers and the plastics processing industry. Sales are made under various Cabot trademarks including Cabelec, Plasadd, Plasblak, Plastech, Plaswite and Rainbow, each of which is either registered or pending in one or more countries. Major applications for these materials include pipe and tubing, packaging and agricultural film, automotive components, cable sheathing and special packaging for use in the electronics industry. Sales are made by Company employees and through sales representatives and distributors primarily in Europe and Asia. This business has manufacturing facilities in Belgium (two plants), England, Hong Kong and Italy, and its headquarters are located in Leuven, Belgium. In Europe, the Company is one of the three leading producers of thermoplastic concentrates. The main raw materials used in this business are carbon black, titanium dioxide, thermoplastic resins and mineral fillers. Raw materials are in general readily available. The Company also operated a small plastics recycling facility in Belgium until it was sold in September 1997.

PERFORMANCE MATERIALS

     The Company produces tantalum, niobium (columbium) and their alloys for the electronic materials and refractory metals industries, and cesium, germanium, rubidium and tellurium for a wide variety of industries including the fiber optics and superconductor industries. Tantalum is produced in various forms including powder and wire for electronic capacitors. Tantalum and niobium and their alloys are also produced in wrought form for non-electronic applications such as chemical process equipment and the production of superalloys, and for various other industrial and aerospace applications. Tantalum produced by the Company is also used in ballistic munitions by the defense industry. The headquarters and principal manufacturing facility for this business are in Boyertown, Pennsylvania. An affiliate of the Company has a manufacturing plant in Japan. Raw materials are obtained by the Company from ores mined principally in Africa, Australia, Brazil and Canada and from by-product tin slags from tin smelting mainly in Malaysia and Thailand. Raw materials are currently in adequate supply. The Company is presently seeking new sources of tantalum supply to support future demand. Sales in the United States are made by personnel of the Company with export sales to Europe handled by Company employees, independent European sales representatives and an affiliated company. Sales in Japan and other parts of Asia are handled primarily through employees of the Company's Japanese affiliate. There are currently two principal groups producing tantalum and niobium in the western world, with an emerging competitor in China. The Company believes that it, together with its Japanese affiliate, is the leading producer of electronic grade tantalum powder and wire products with competitors having greater production in some other product lines (see "General," below).

INKJET COLORANTS

     The Company's inkjet colorants business, which was formed in 1996, manufactures colorant products for use in inkjet printing applications. The Company's pigment-based colorants are designed to replace traditional pigment dispersions and dyes. These colorants deliver enhanced color, stability, durability, ink formulation flexibility and high print quality. These new products will target various printing markets, including home and office printers, wideformat printers, and commercial and industrial printing applications. The headquarters of this business are located in Billerica, Massachusetts. Raw materials for this business include carbon black, which is obtained from the Company, as well as other products from various sources. All of those materials are in adequate supply. The Company's best estimate, at this time, of the revenues which may be derived from these products in the year 2000 is $15 million to $25 million.*

---------------

* Estimates of future contributions and performances are contingent on various internal and external factors as described on page 7 of this Report.

SPECIALTY FLUIDS

     The Company is developing cesium brine to be marketed as a drilling fluid for use in high temperature drilling of oil and gas wells. Cesium brine has a high density but, because it has no solid additives, it has a low viscosity permitting it to flow readily; it is resistant to high temperatures and yet it is biodegradable. The headquarters of this business are located in The Woodlands, Texas and, in the fourth quarter of fiscal 1997, the Company completed construction of a manufacturing facility to produce cesium brine near its mine in Manitoba, Canada. The principal raw material used in this business is cesium, which the Company obtains from that mine. The Company has an adequate cesium supply. The Company's best estimate, at this time, of the revenues that may be derived from this product in the year 2000 is $15 million to $35 million.*

GENERAL

     The Company owns and is a licensee of various patents, which expire at various times, covering many products, processes and product uses of the Company's specialty chemicals and materials businesses. Although the products made and sold under these patents and licenses are important to the Company, the loss of any particular patent or license would not materially affect the Company's specialty chemicals and materials businesses, taken as a whole. The Company sells its specialty chemicals and materials products under a variety of trademarks, the loss of any one of which would not materially affect the Company's specialty chemicals and materials businesses, taken as a whole.

     Many of the Company's specialty chemicals and materials businesses are generally not seasonal in nature, although they experience some decline in sales in the fourth fiscal quarter due to European seasonal plant shutdowns. The Company believes that as of September 30, 1997, approximately $108.1 million of backlog orders for its specialty chemicals and materials businesses were firm, compared to firm backlog orders as of September 30, 1996, of approximately $102.3 million. All of the 1997 backlog orders are expected to be filled during fiscal year 1998.

     The Company's specialty chemicals and materials are used in products which are associated with the automotive industry such as tires, extruded profiles, hoses, molded goods, capacitors and paints. The Company's financial results are affected by the cyclical nature of the automotive industry, although a large portion of the market is for replacement tires and other parts which are less subject to automobile industry cycles. The Company has long-term carbon black supply contracts with certain of its North American tire customers. Those contracts are designed to provide such customers with a secure supply of carbon black and reduce the volatility in the Company's carbon black volumes and margins caused, in part, by automobile industry cycles.

     Six major tire and rubber companies operating worldwide, several special blacks customers operating in Europe and the United States, one fumed silica customer operating in Europe and the United States and one capacitor materials customer represent a material portion of the total net sales and operating revenues of the Company's specialty chemicals and materials businesses; the loss of one or more of these customers might materially adversely affect the Company's specialty chemicals and materials businesses, taken as a whole. The largest customer of the Company's fumed silica business, Dow Corning Corp., filed for protection against its creditors under the bankruptcy laws in 1995. That filing is not expected to have a material adverse effect on the Company's fumed silica business.

     Competition in the specialty chemicals and materials businesses is based on price, service, quality, product performance and technical innovation. Competitive conditions also necessitate carrying an inventory of raw materials and finished goods in order to meet customers' needs for prompt delivery of products. Competition in quality, service, product performance and technical innovation is particularly significant for the fumed silica, industrial rubber blacks, special blacks, inkjet colorants, microelectronics materials and tantalum businesses. The Company's competitors in the specialty chemicals and materials businesses, other than the carbon black business, vary by product group.

---------------

* Estimates of future contributions and performances are contingent on various internal and external factors as described on page 7 of this Report.

                                     ENERGY

     The Company, through its wholly owned subsidiary, Cabot LNG Corporation, purchases liquefied natural gas ("LNG") from foreign suppliers, and stores and resells it in both vapor and liquid form in the northeast United States through a terminal facility in Everett, Massachusetts. The headquarters for this business are located in Boston, Massachusetts.

LNG SUPPLIES

     The Company's LNG supplies currently come primarily from Sonatrading, an affiliate of Sonatrach, the Algerian national oil and gas company, under a long-term and a medium-term supply contract. Cabot and Sonatrach have each agreed to assure performance of the obligations of their respective affiliates under these agreements. The Company is not able to predict, at this time, what, if any, impact the political instability in Algeria may have on the future supply of LNG from Sonatrading, but, to date, the Company has experienced no direct adverse effect. In the short term, the loss of supply from the Algerian supplier could have a material adverse effect on the Company's energy business until the Trinidad LNG project, described below, commences commercial operations.

     During the past two years, the Company also purchased LNG from ADGAS, an LNG exporter in the United Arab Emirates, and from the North West Shelf project in Australia. Beginning in 1999, the Company expects to purchase substantial quantities of LNG from the Trinidad LNG project, described below.

THE TRINIDAD LNG PROJECT

     A consortium of companies consisting of Amoco Trinidad (LNG) B.V., British Gas Trinidad LNG Limited, Cabot Trinidad LNG Limited ("Cabot Trinidad," a wholly owned subsidiary of Cabot LNG Corporation), NGC Trinidad and Tobago LNG Limited and Repsol International Finance B.V. are shareholders of Atlantic LNG Company of Trinidad and Tobago ("Atlantic LNG"), a corporation formed to construct, own and operate a new LNG liquefaction plant in the Republic of Trinidad and Tobago. The plant is designed to export 385 million cubic feet of natural gas per day in the form of LNG. Cabot Trinidad owns 10% of Atlantic LNG. Cabot LNG Corporation and Enagas, S.A., the largest importer and wholesaler of natural gas in Spain, have entered into contracts with Atlantic LNG under which Cabot LNG Corporation will purchase 60% and Enagas, S.A. will purchase the remaining 40% of the LNG to be produced by Atlantic LNG's new plant.

     The plant is currently under construction and is expected to be completed and deliveries of LNG to commence in fiscal year 1999. In June 1997, Atlantic LNG concluded a $600 million limited recourse financing with a consortium of international banks to provide funds for the construction of the new liquefaction plant, for which the Company, as well as the other Atlantic LNG shareholders or their respective affiliates, have issued limited completion guarantees. The plant construction is proceeding on schedule and on budget and the Atlantic LNG shareholders are presently evaluating an expansion of the facility.

OTHER EXPANSION ACTIVITIES

     The Company expects to complete the refurbishment of its LNG tanker, now renamed the Matthew, and to bring it into service in early fiscal 1999. The Company expects to use the Matthew to transport LNG supplies from the Trinidad LNG project. Also, in 1997, the Company received approval from the Federal Energy Regulatory Commission to expand its terminal in Everett to vaporize an additional 150 million cubic feet of natural gas per day, an approximate 50% increase in capacity. That expansion is presently under way and is scheduled to be completed in the first quarter of fiscal 1999.

MARKETS

     The Company markets LNG to local gas distribution companies, natural gas marketers and electric generators. These markets are characterized by substantial price competition and numerous competitors, including natural gas suppliers and suppliers of alternative fuels. Sales are stronger in the winter months because of heating demands in New England.

     Both the natural gas and the electric businesses in the northeast United States are in the process of being deregulated and restructured, thereby making them subject to greater competition. This restructuring may cause significant changes in the Company's LNG customer base, including a shift in the responsibility for gas supplies from the local gas distribution companies to natural gas marketers.

                                     OTHER

     As of September 30, 1997, the Company owned 2,990,186 shares of common stock, $5.00 par value per share (approximately 9.5% of the then outstanding shares), of K N Energy, Inc. ("KNE"). The Company has reflected its investment in the common stock of KNE at its fair market value on September 30, 1997.

     The Company has maintained an approximate 42.5% ownership interest in Aearo Corporation (formerly Cabot Safety Holdings Corporation) after the restructuring of the Company's safety products and specialty composites business in July 1995. The Company has two representatives serving on the Board of Directors of Aearo Corporation and a principal subsidiary ("Aearo"). Aearo manufactures and sells personal safety products, as well as energy absorbing, vibration damping and impact absorbing products for industrial noise control and environmental enhancement.

                               OTHER INFORMATION

EMPLOYEES

     As of September 30, 1997, the Company had approximately 4,800 employees. Approximately 487 employees in the United States are covered by collective bargaining agreements. The Company believes that its relations with its employees are satisfactory.

RESEARCH AND DEVELOPMENT

     The Company develops new and improved products and processes and greater operating efficiencies through Company-sponsored research and technical service activities including those initiated in response to customer requests. Expenditures by the Company for such activities are shown on page 29 of the Annual Report which is incorporated herein by reference.

SAFETY, HEALTH AND ENVIRONMENT

     The Company's operations are subject to various environmental laws and regulations. Over the past several years, the Company has expended considerable sums to add, improve, maintain and operate facilities for environmental protection. Expenditures for equipment or facilities intended solely for environmental protection are estimated to have been approximately $18.5 million in fiscal year 1997 and are expected to be approximately $5.4 million in fiscal year 1998, and approximately $26.8 million in fiscal year 1999. Most of these expenditures for fiscal years 1997 through 1999 are to enable Cabot's United States plants to comply with the new requirements of the Clean Air Act.

     The Company has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the "Superfund law") with respect to several sites (see "Legal Proceedings," below). During the next several years, as remediation of various environmental sites is carried out, the Company expects to spend a significant portion of its $39.7 million environmental reserve for costs associated with such remediation. Additions are made to the reserve based on the Company's continuing analysis of its share of costs likely to be incurred at each site. The sites are primarily associated with divested businesses.

     In 1996, the International Agency for Research on Cancer ("IARC") revised its evaluation of carbon black from Group 3 (insufficient evidence to make a determination regarding carcinogenicity) to Group 2B (known animal carcinogen, possible human carcinogen), based solely on results of studies of female rat responses to the inhalation of carbon black. The Company has communicated this change in IARC's evaluation of carbon black to its customers and employees and has made changes to its material safety data sheets and elsewhere, as appropriate. The Company continues to believe that available evidence, taken as a whole, indicates that carbon black is not carcinogenic to humans, and does not present a health hazard when handled in accordance with good housekeeping and safe workplace practices as described in the Company's material safety data sheets.

FORWARD LOOKING INFORMATION

     Actual results may differ materially from the results anticipated in the statements included herein due to a variety of factors including market supply and demand conditions, fluctuations in currency exchange rates, cost of raw materials, demand for customers' products and competitors' reactions to market conditions. Timely commercialization of products under development by the Company may be disrupted or delayed by technical difficulties, market acceptance, competitors' new products, as well as difficulties in moving from the experimental stage to the production stage. All estimates of future performance of the Company and its affiliates and subsidiaries are best estimates based on current information.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Industry segment financial data are set forth in tables on pages 23 and 43 of the Annual Report and are incorporated herein by reference. A significant portion of the Company's revenues and operating profits is derived from overseas operations. The profitability of the specialty chemicals and materials businesses is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. The Company's overseas operations do not currently include any energy-related businesses. (See Note N of the Notes to Consolidated Financial Statements for further information relating to sales and profits by geographic area and Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on page 43 and pages 21 through 28, respectively, in the Annual Report and incorporated herein by reference.) Currency fluctuations and nationalization and expropriation of assets are risks inherent in international operations. The Company has taken steps it deems prudent in its international operations to diversify and otherwise to protect against these risks, including the purchase of forward foreign currency contracts, options, swaps and writing of options to reduce the risk associated with changes in the value of certain foreign currencies compared to the U.S. dollar. (See Note M of the Notes to the Consolidated Financial Statements on page 42 of the Annual Report and incorporated herein by reference.)

ITEM 2.  PROPERTIES

     The Company owns, leases and operates office, manufacturing, production, storage, marketing and research and development facilities in the United States and in foreign countries.

     The principal facilities of the Company's business units are described generally in Item 1 above.

     The principal facilities owned by the Company in the United States are: (i) the administrative offices and manufacturing plants of its carbon black operations in Louisiana, Massachusetts, Texas and West Virginia (comprising approximately 9,321,800 square feet); (ii) its research and development facilities in Illinois, Massachusetts and Pennsylvania and its applications development facility in Georgia (collectively comprising approximately 146,900 square feet); (iii) administrative offices and manufacturing plants of its fumed silica, microelectronics materials and performance materials business units in Illinois and Pennsylvania (comprising approximately 601,300 square feet); and
(iv) its LNG terminalling and storage facility in Massachusetts (comprising approximately 37,700 square feet). Portions of plants in Louisiana referred to above are constructed on long-term ground leases.

     The Company's principal foreign owned facilities are held through subsidiaries and together they comprise approximately 6,511,500 square feet of manufacturing facilities, 39,400 square feet of research and development facilities, and 907,600 square feet of administrative offices. Portions of the owned facilities in Canada, the Czech Republic, France and Spain, and all of the owned facilities in Hong Kong, India, Indonesia, Japan and The Netherlands are located on leased land. On December 18, 1997, a subsidiary of the Company purchased the remaining interest in its fumed silica joint venture in Rheinfelden, Germany. The square footage of the Rheinfelden facility was not available at the time of the filing of this Report and, thus, is not included in the numbers provided in this paragraph.

     The principal facilities leased by the Company in the United States are its corporate headquarters in Boston, Massachusetts, and its carbon black administrative offices in Georgia (collectively comprising approximately 104,000 square feet). In addition, the Company leases a warehouse for its performance materials business in Pennsylvania (comprising approximately 21,400 square feet).

     The principal facilities leased by subsidiaries in locations outside the United States are administrative offices and manufacturing facilities of the fumed silica and microelectronics materials businesses in Wales, and administrative offices and research and development facilities of the carbon black operations in France and Malaysia (collectively comprising approximately 214,700 square feet). In addition, the Company holds mining rights in Canada.

     The Company's administrative offices are generally suitable and adequate for their intended purposes. Existing manufacturing facilities of the Company are not sufficient to meet the Company's anticipated requirements for the future and are being supplemented by additional production facilities in several locations inside and outside the United States. The Company is currently constructing new plants to produce fumed silica in Midland, Michigan, and, as part of a joint venture, in India; the Company is undertaking projects to expand carbon black production capacity in China, India, Malaysia and The Netherlands.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in various lawsuits and environmental proceedings wherein substantial amounts are claimed. The following is a description of the significant proceedings pending as of September 30, 1997, unless otherwise specified.

     Environmental Proceedings

     In November 1997, Cabot was sued in the District Court of Potter County, Texas by K N Energy, Inc. ("KNE") and various related entities for environmental remediation costs at approximately 45 gas plants and compressor stations located in New Mexico, Oklahoma and Texas. Cabot sold its subsidiaries that owned those properties in two separate transactions in 1989, and, in doing so, undertook certain contractual obligations with respect to environmental conditions at the properties. KNE alleges to be the assignee of those contract rights and, pursuant thereto, has attempted to require Cabot to pay for costs KNE has incurred and will incur in the future to remediate environmental contamination alleged to be on those properties.

     In 1994, Cabot and the State of Florida agreed to a settlement of a 1983 state court lawsuit requiring Cabot to pay the State $650,000 in past costs associated with a site in Gainesville, Florida. Cabot also resolved claims of the United States Environmental Protection Agency ("EPA") for the site by paying a fine of $416,000. The site included a parcel of land on which Cabot previously owned and operated a pine tar distillation plant. Cabot has completed the implementation of a soil and groundwater remedy at the site in accordance with requirements of EPA and is currently operating and maintaining the groundwater collection system at the site, monitoring site conditions and negotiating a work plan with EPA concerning the search for and closure of historic water wells on the property. Recent monitoring of the groundwater collection system revealed slightly elevated levels of certain contaminants, and Cabot is evaluating whether further activity is necessary to address this condition. In 1995, Cabot filed a cost recovery suit against other responsible parties at the site seeking reimbursement of their share of Cabot's response costs. Settlements have been reached with several defendants and the action is proceeding against the others.

     Beginning in May 1986, the Department of Environmental Protection of the State of New Jersey ("NJDEP") issued directives under the New Jersey Spill Compensation and Control Act to Cabot and other potentially responsible parties ("PRPs") to fund a remedial investigation for the cleanup of a six acre site in Old Bridge Township near Perth Amboy, New Jersey. Cabot and other PRPs contributed funds for a remedial investigation and feasibility study which was conducted by a consultant to the NJDEP. In January 1996, ten companies, including Cabot, entered into an Administrative Consent Order with NJDEP which requires them to perform an additional study of the site and to handle minor remedial work. Most of the minor remedial work required by the 1996 Order is complete, and the companies are preparing to conduct further soil sampling at the site. The companies are also negotiating with NJDEP to contribute costs to an interim groundwater remedy involving the collection of contaminated groundwater at the site and its conveyance to a local sewer authority over a two year period pending a final decision concerning long-term groundwater cleanup. Until additional studies are complete, it will not be possible to identify what remediation, if any, will be required at the site, what the total cost of the remediation will be, or what Cabot's portion of any such costs will be.

     In 1986, Cabot sold a manufacturing facility in Reading, Pennsylvania to NGK Metals, Inc. ("NGK"). In doing so, Cabot agreed to share on an equal basis with NGK the costs of certain environmental remediation of the Reading plant site. After the sale, EPA issued an order to NGK requiring it to address soil and groundwater contamination at the site. In 1996 and 1997, NGK's contractor completed the soil remediation component of the work. In August 1997, after completion of the soil cleanup project, the contractor notified NGK that it had incurred substantial additional costs over the base contract for the work and that NGK was responsible for these extra costs. NGK, with support from Cabot, has disputed this claim. The groundwater remediation component of the work is currently being designed.

     In 1995, Cabot was named as a third party defendant in a case concerning the Louisiana Oil and Recycling ("LOR") Site in Baton Rouge, Louisiana. The complaint alleges that Cabot's former facility in Arcadia, Louisiana shipped wastes to the site based on a waste manifest dated April 28, 1987. Cabot's Arcadia facility was sold to Haynes International, Inc. in 1986, and Cabot has notified Haynes that it is responsible for Cabot's liability, if any, at the LOR Site.

     Cabot is one of approximately 25 parties identified by EPA as PRPs under the Superfund law with respect to the cleanup of Fields Brook (the "Brook"), a tributary of the Ashtabula River in northeast Ohio. From 1963 to 1972, Cabot owned two manufacturing facilities located beside the Brook. Pursuant to an EPA administrative order, 13 companies, including Cabot, are performing the design and other preliminary work relating to remediation of sediment in the Brook and soil in the floodplain and wetlands areas adjacent to the Brook. In 1997, EPA and the companies reached agreement on the remedy for these areas, and the companies' consultants are preparing detailed design documents necessary to implement this remedy. Remedial activities are not expected to occur until at least 1999. EPA's cost recovery claims through the end of 1989 have been settled, and the companies are negotiating an administrative order with EPA and the Natural Resources Trustees to settle remaining EPA past cost claims and natural resource damage claims. The companies, including Cabot, that have paid for work at the site are seeking to recover a share of those costs from other responsible parties.

     In 1997, Cabot and the other parties responding to EPA requirements at the Brook reached a conditional agreement to contribute funds to the Ashtabula River Partnership to assist the Partnership in its efforts to dredge and remediate sediments in the Ashtabula River downstream from the Brook. If the Partnership is successful, this work will be conducted outside the traditional federal Superfund law process through a public-private consortium that will involve substantial public sources of funding for the work. If such sources, along with additional private funds become available, it is expected to be less expensive and easier to complete the project than it would to address the issues involving the Ashtabula River pursuant to the traditional Superfund law process.

     In 1994, Detrex Chemical Industries, Inc. filed third-party complaints against eight companies, including Cabot, in connection with material allegedly sent to the Koski/RES landfill in Ashtabula, Ohio. Cabot and other third-party defendants filed complaints against five additional companies that sent waste to the site. Discovery in the case is nearing completion, and a trial date has been set for July 1998.

     In July 1991, EPA instituted litigation against a number of parties, not including Cabot, seeking to recover its costs incurred in connection with an investigation of the Berks Associates Superfund Site in Douglassville, Pennsylvania. Cabot was joined in this litigation as a third-party defendant. The litigation has been stayed pending settlement negotiations. In April 1996, EPA proposed that ten companies, including Cabot, undertake the remaining remediation required at the site and indicated it would be willing to reconsider, to some extent, the remediation technology to be used. An administrative consent order to conduct a Focused Feasibility Study of the practicability of the alternative remedy (materials stabilization and containment in lieu of incineration) was entered into by the companies and EPA in September 1997. Cabot currently is unable to project its total liability at the site, although it believes the total volume of waste that could be attributed to it is a small fraction of the total volume of waste at the site.

     In 1994, five plaintiffs filed suit in the U.S. District Court for the Eastern District of Pennsylvania against 24 defendants, including Cabot, under the Superfund law and state law seeking recovery of remediation costs at the Berks Landfill site, which is located in the vicinity of Reading, Pennsylvania. The plaintiffs claim that a beryllium alloy plant formerly owned by Cabot and located in Reading, Pennsylvania sent waste to the Berks Landfill. The plaintiffs claim to have incurred approximately $3 million on investigations and interim remedial measures at the site. In 1997, EPA issued a Record of Decision ("ROD") for the site. The ROD selected as a remedy the repair and maintenance of an existing cap at the landfill, the operation and maintenance of a leachate management system, long-term monitoring of groundwater and implementation of deed restrictions at the site. EPA estimates the 30-year present net worth of these measures at approximately $6 million. In September 1997, EPA issued special notice letters to Cabot and approximately 30 other parties requesting them to enter into negotiations to implement the ROD, and Cabot is participating in those negotiations. A consultant to the PRP group which Cabot joined has reviewed allocation information in the record and attributes to Cabot a small percentage of waste at the site relative to the total volume of waste believed to have been shipped there. It is not possible at this time to determine the amount Cabot will be required to contribute to settle EPA's and the plaintiffs' costs at the site.

     In 1994, EPA issued a Unilateral Administrative Order to Cabot and 11 other respondents pursuant to the Superfund law with respect to the Revere Chemical Site (a/k/a Echo Site) in Nockamixon Township, Bucks County, Pennsylvania (the "Revere Site"). The Order requires the respondents to design and implement several remedial measures at the Revere Site, estimated to cost approximately $15 million. Cabot's portion of that cost, if any, has not yet been determined. Cabot has responded to EPA's Order by indicating that it should not have been named as a respondent and by raising several objections to the Order. Cabot continues to monitor the efforts of the other parties to implement the remedial measures called for by the EPA Order.

     Cabot has received various requests for information and notifications that it may be a PRP at several other Superfund sites.

     As of September 30, 1997, approximately $39.7 million was accrued for environmental matters by the Company. The amount represents the Company's current best estimate of costs likely to be incurred based on its analysis of the extent of cleanup required, alternative cleanup methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site.

  Other Proceedings

     The Company has various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business. In the opinion of the Company, although final disposition of all of its suits and claims may impact the Company's financial statements in a particular period, it should not, in the aggregate, have a material adverse effect on the Company's financial position. (See Note L of the Notes to the Company's Consolidated Financial Statements on pages 41 and 42 of the Annual Report.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below for each person who was an executive officer of Cabot at the end of the 1997 fiscal year, is information, as of November 28, 1997, regarding his age, position(s) with Cabot, the periods during which he served as an officer and his business experience during at least the past five years:

                                     OFFICES HELD/BUSINESS
         NAME             AGE              EXPERIENCE                       DATES HELD
-----------------------   ----   ------------------------------   ------------------------------
William T. Anderson....   42..   Cabot Corporation
                                 Controller                       September 1997 to present
                                 Acting Corporate Controller
                                 and Assistant Controller         February 1997 to September
                                                                  1997
                                 Assistant Controller             July 1995 to February 1997
                                 Private Eyes Sunglass
                                   Corporation
                                 Chief Operating Officer          1991 to 1995
                                 Chief Financial Officer          1990 to 1991
Samuel W. Bodman.......   59..   Cabot Corporation
                                 Chairman of the Board            October 1988 to present
                                 President                        February 1991 to February 1995
                                                                  January 1987 to October 1988
                                 Chief Executive Officer          February 1988 to present
Kennett F. Burnes......    54    Cabot Corporation
                                 President and Chief Operating
                                 Officer                          February 1995 to present
                                 Executive Vice President         October 1988 to February 1995
Winfred R. Cates.......    57    Cabot Corporation
                                 Senior Vice President            May 1996 to present
                                 Vice President                   May 1990 to May 1996
Robert L. Culver.......    49    Cabot Corporation
                                 Executive Vice President and
                                 Chief Financial Officer          April 1997 to present
                                 Northeastern University
                                 Senior Vice President and
                                 Treasurer                        October 1990 to April 1997
Robert Rothberg........    48    Cabot Corporation
                                 Vice President and
                                 General Counsel                  October 1993 to present
                                 Choate, Hall & Stewart
                                 (law firm), Partner              January 1982 to October 1993
Donald R. Young........    40    Cabot Corporation
                                 Vice President                   September 1993 to present
                                 General Manager,
                                 Carbon Black                     October 1996 to present
                                 Director of Carbon Black
                                   Marketing and
                                 General Manager of Global
                                 Tire Sector                      January 1996 to October 1996
                                 General Manager, Pacific Asia
                                 Carbon Black                     August 1993 to December 1995
                                 Director of Cogeneration
                                 Projects, Carbon Black           September 1992 to August 1993

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Cabot's Common Stock is listed for trading (symbol CBT) on the New York, Boston, and Pacific stock exchanges. As of September 30, 1997, there were approximately 2,130 holders of record of Cabot's Common Stock. The price range in which the stock has traded, as reported on the composite tape, and the quarterly cash dividends for the past two years are shown below, restated to reflect the two-for-one stock split in March 1996.

STOCK PRICE AND DIVIDEND DATA

                                             DECEMBER     MARCH       JUNE      SEPTEMBER      YEAR
                                             --------     ------     ------     ---------     ------
FISCAL 1997
Cash dividends per share...................   $ 0.10      $ 0.10     $ 0.10      $  0.10      $ 0.40
Price range of Common Stock:
  High.....................................   $29.38      $25.38     $28.56      $ 29.25      $29.38
  Low......................................   $23.00      $22.63     $21.50      $ 25.75      $21.50
  Close....................................   $25.13      $24.00     $28.38      $ 26.94      $26.94

                                             DECEMBER     MARCH       JUNE      SEPTEMBER      YEAR
                                             --------     ------     ------     ---------     ------
FISCAL 1996
Cash dividends per share...................   $ 0.09      $ 0.09     $ 0.09      $  0.09      $ 0.36
Price range of Common Stock:
  High.....................................   $27.00      $31.38     $31.38      $ 28.75      $31.38
  Low......................................   $23.25      $26.69     $24.50      $ 22.88      $22.88
  Close....................................   $26.94      $30.50     $24.50      $ 27.88      $27.88

ITEM 6.  SELECTED FINANCIAL DATA

     Cabot Corporation Selected Financial Data:

                                                    YEARS ENDED SEPTEMBER 30
                             ----------------------------------------------------------------------
                                1997           1996           1995           1994           1993
                             ----------     ----------     ----------     ----------     ----------
                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Financial Highlights
  Net sales and other
     operating revenues....  $1,629,989     $1,856,269     $1,830,393     $1,679,819     $1,614,315
                             ----------     ----------     ----------     ----------     ----------
  Income before cumulative
     effect of accounting
     changes...............  $   92,745     $  194,057     $  171,932     $   78,691     $   37,410
                             ----------     ----------     ----------     ----------     ----------
  Long-term debt...........  $  285,544     $  321,497     $  306,443     $  307,828     $  459,275
  Minority interest........  $   22,780     $   27,138     $    7,411     $       --     $       --
  Stockholders' equity.....  $  727,793     $  744,931     $  685,000     $  562,489     $  442,273
                             ----------     ----------     ----------     ----------     ----------
          Total
           capitalization..  $1,036,117     $1,093,566     $  998,854     $  870,317     $  901,548
                             ----------     ----------     ----------     ----------     ----------
          Total assets.....  $1,823,589     $1,857,581     $1,654,333     $1,616,757     $1,489,473
                             ----------     ----------     ----------     ----------     ----------
Per Share:
  Income before cumulative
     effect of accounting
     changes...............  $     1.27(a)  $     2.60     $     2.17     $     0.98     $     0.45(b)
  Net income...............  $     1.27(a)  $     2.60     $     2.17     $     0.98     $     0.10(c)
  Cash dividends...........  $     0.40     $     0.36     $     0.30     $     0.27     $     0.26
                             ----------     ----------     ----------     ----------     ----------
Average shares
  outstanding--
  thousands................      70,730         73,237         77,452         76,498         74,876
                             ----------     ----------     ----------     ----------     ----------

---------------

(a) Includes charges of $0.15 per share for the restructuring of the Company's specialty chemicals and materials businesses. These charges were for asset impairments and severance.

(b) Includes charges of $0.42 per share for the restructuring of the Company's specialty chemicals and materials businesses and favorable energy accrual adjustment of $0.12 per share.

(c) Includes a charge of $0.35 per share for the cumulative effect of required accounting changes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required appears in the Annual Report on pages 21 through 28 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required appears in the Annual Report on pages 29 through 43 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required regarding the executive officers of Cabot is included in Part I in the unnumbered item captioned "Executive Officers of the Registrant." Certain other information required regarding the directors of Cabot is contained in the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders ("Proxy Statement") on pages 2 through 6 under the heading "Certain Information Regarding Directors." All of such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required is contained in the Proxy Statement on pages 10 through 15 under the heading "Executive Compensation." All of such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required is contained in the Proxy Statement on pages 8 and 9 under the heading "Beneficial Stock Ownership of Directors, Nominees, Executive Officers and Persons Owning More than Five Percent of Common Stock." All of such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required is contained in the Proxy Statement on pages 16 and 17 under the heading "Certain Relationships and Related Transactions". All of such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements. The following are incorporated herein by reference in this Report from the indicated pages of the Company's Annual
Report:

                                   DESCRIPTION                                     PAGE
    -------------------------------------------------------------------------    ---------
    (1)  Consolidated Statements of Income for each of the three fiscal years
         in the period ended September 30, 1997..............................       29
    (2)  Consolidated Balance Sheets at September 30, 1997 and 1996..........    30 to 31
    (3)  Consolidated Statements of Cash Flows for each of the three fiscal
         years in the period ended September 30, 1997........................       32
    (4)  Notes to Consolidated Financial Statements..........................    33 to 43
    (5)  Statement of Management Responsibility for Financial Reporting and
         Report of Independent Accountants relating to the Consolidated
         Financial Statements listed above...................................       44

     (b) Reports on Form 8-K. None.

     (c) Exhibits. (Not included in copies of the Form 10-K sent to stockholders.)

     The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K. The Company will furnish to any stockholder, upon written request, any exhibit listed below upon payment by such stockholder to the Company of the Company's reasonable expenses in furnishing such exhibit.

 EXHIBIT
  NUMBER                                           DESCRIPTION
----------         ----------------------------------------------------------------------------
3(a)         --    Certificate of Incorporation of Cabot Corporation restated effective October
                   24, 1983, as amended February 14, 1985, December 3, 1986, February 19, 1987,
                   November 18, 1988, November 24, 1995 and March 12, 1996 (incorporated herein by reference to Exhibit 3(a) of Cabot's Annual Report on Form 10-K for the
                   year ended September 30, 1996, file reference 1-5667, filed with the
                   Commission on December 24, 1996).

3(b)         --    The By-laws of Cabot Corporation as of January 11, 1991 (incorporated herein by reference to Exhibit 3(b) of Cabot's Annual Report on Form 10-K for the
                   year ended September 30, 1991, file reference 1-5667, filed with the
                   Commission on December 27, 1991).

4(a)         --    Rights Agreement, dated as of November 10, 1995, between Cabot Corporation and The First National Bank of Boston as Rights Agent (incorporated herein by reference to Exhibit 1 of Cabot's Registration Statement on Form 8-A,
                   file reference 1-5667, filed with the Commission on November 13, 1995).

4(b)(i)      --    Indenture, dated as of December 1, 1987, between Cabot Corporation and The
                   First National Bank of Boston, Trustee (incorporated herein by reference to
                   Exhibit 4 of Amendment No. 1 to Cabot's Registration Statement on Form S-3,
                   Registration No. 33-18883, filed with the Commission on December 10, 1987).

4(b)(ii)     --    First Supplemental Indenture dated as of June 17, 1992, to Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National
                   Bank of Boston, Trustee (incorporated by reference to Exhibit 4.3 of Cabot's
                   Registration Statement on Form S-3, Registration Statement No. 33-48686,
                   filed with the Commission on June 18, 1992).

4(b)(iii)    --    Second Supplemental Indenture, dated as of January 31, 1997, between Cabot
                   Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4 of Cabot's Quarterly Report on Form 10-Q
                   for the quarterly period ended December 31, 1996, file reference 1-5667, filed with the Commission on February 14, 1997).

 EXHIBIT
  NUMBER                                           DESCRIPTION
----------         ----------------------------------------------------------------------------
4(c)(i)+     --    Facility Agreement and Acknowledgment of Indebtedness (The Hongkong and
                   Shanghai Banking Corporation Limited), dated January 10, 1992.
4(c)(ii)+    --    Project Completion Agreement between Cabot, PT. Cabot Chemical and The
                   Hongkong and Shanghai Banking Corporation Limited, dated April 28, 1992.
10(a)        --    Credit Agreement, dated as of January 3, 1997, among Cabot Corporation, the banks listed therein and Morgan Guaranty Trust Company of New York, as Agent
                   (incorporated herein by reference to Exhibit 10 of Cabot's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, file reference
                   1-5667, filed with the Commission on May 14, 1997).
10(b)(i)*    --    Equity Incentive Plan, as amended (incorporated herein by reference to
                   Exhibit 99 of Cabot's Registration Statement on Form S-8, Registration No.
                   33-28699, filed with the Commission on May 12, 1989).
10(b)(ii)*   --    1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 28 of Cabot's Registration Statement on Form S-8, Registration No. 333-03683,
                   filed with the Commission on May 14, 1996).
10(c)        --    Note Purchase Agreement between John Hancock Mutual Life Insurance Company,
                   State Street Bank and Trust Company, as trustee for the Cabot Corporation
                   Employee Stock Ownership Plan, and Cabot Corporation, dated as of November
                   15, 1988 (incorporated by reference to Exhibit 10(c) of Cabot's Annual
                   Report on Form 10-K for the year ended September 30, 1988, file reference
                   1-5667, filed with the Commission on December 29, 1988).
10(d)(i)*    --    Supplemental Cash Balance Plan (incorporated herein by reference to Exhibit
                   10(e)(i) of Cabot's Annual Report on Form 10-K for the year ended September
                   30, 1994, file reference 1-5667, filed with the Commission on December 22,
                   1994).
10(d)(ii)*   --    Supplemental Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10(e)(ii) of Cabot's Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December 22, 1994).
10(d)(iii)*  --    Supplemental Retirement Incentive Savings Plan (incorporated herein by reference to Exhibit 10(e)(iii) of Cabot's Annual Report on Form 10-K for
                   the year ended September 30, 1994, file reference 1-5667, filed with the
                   Commission on December 22, 1994).
10(d)(iv)*   --    Supplemental Employee Benefit Agreement with John G.L. Cabot (incorporated herein by reference to Exhibit 10(f) of Cabot's Annual Report on Form 10-K
                   for the year ended September 30, 1987, file reference 1-5667, filed with the
                   Commission on December 28, 1987).
10(d)(v)*    --    Cabot Corporation Deferred Compensation Plan dated January 1, 1995
                   (incorporated herein by reference to Exhibit 10(e)(v) of Cabot's Annual
                   Report on Form 10-K for the year ended September 30, 1995, file reference
                   1-5667, filed with the Commission on December 29, 1995).
10(d)(vi)*   --    Amendment 1997-I to Cabot Corporation Deferred Compensation Plan dated June
                   30, 1997, filed herewith.
10(e)*       --    Form of severance agreement entered into between Cabot Corporation and various managers (incorporated herein by reference to Exhibit 10(g) of
                   Cabot's Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the Commission on December 27, 1991).
10(f)        --    Group Annuity Contract No. GA-6121 between The Prudential Insurance Company of America and State Street Bank and Trust Company, dated June 28, 1991
                   (incorporated herein by reference to Exhibit 10(h) of Cabot's Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the Commission on December 27, 1991).

 EXHIBIT
  NUMBER                                           DESCRIPTION
----------         ----------------------------------------------------------------------------
10(g)*       --    Non-employee Directors' Stock Compensation Plan (incorporated herein by reference to Exhibit A of Cabot's Proxy Statement for its 1992 Annual
                   Meeting of Stockholders, file reference 1-5667, filed with the Commission on
                   December 27, 1991).

10(h)        --    Agreement for the Sale and Purchase of Liquefied Natural Gas and
                   Transportation Agreement, dated April 13, 1976, between L'Entreprise
                   Nationale pour la Recherche, la Production, le Transport, la Transformation
                   et la Commercialisation des Hydrocarbures ("Sonatrach") and Distrigas
                   Corporation, and Amendment No. 3 to said Agreement, dated February 21, 1988
                   (incorporated herein by reference to Exhibit 10(j) of Cabot's Annual Report on Form 10-K for the year ended September 30, 1994, file reference
                   1-5667, filed with the Commission on December 22, 1994).

10(i)        --    Agreement for the Sale and Purchase of Liquefied Natural Gas, dated December
                   11, 1988, between Sonatrading Amsterdam B.V. ("Sonatrading") and Distrigas
                   Corporation and Transportation Agreement, dated December 11, 1988, between
                   Sonatrach and Distrigas Corporation (incorporated herein by reference to
                   Exhibit 10(p) of Cabot's Annual Report on Form 10-K for the year ended
                   September 30, 1989, file reference
                   1-5667, filed with the Commission on December 28, 1989).

10(j)        --    Mutual Assurances Agreements among Cabot Corporation, Sonatrach, Distrigas
                   Corporation and Sonatrading dated February 21, 1988 and December 11, 1988, respectively (incorporated herein by reference to Exhibit 10.1 of Cabot's
                   Current Report on Form 8-K dated July 17, 1992, file reference 1-5667, filed with the Commission).

10(k)        --    K N Energy, Inc. By-law provision (incorporated herein by reference to
                   Exhibit 10(o)(iv) of Cabot's Annual Report on Form 10-K for the year ended
                   September 30, 1994, file reference 1-5667, filed with the Commission on
                   December 22, 1994).

10(l)(i)     --    Asset Transfer Agreement, dated as of June 13, 1995, among Cabot Safety
                   Corporation, Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation,
                   Cabot Safety Holdings Corporation and Cabot Safety Acquisition Corporation
                   (incorporated herein by reference to Exhibit 2(a) of Cabot Corporation's
                   Current Report on Form 8-K, dated July 11, 1995, file reference 1-5667, filed with the Commission).

10(l)(ii)    --    Stockholders' Agreement, dated as of July 11, 1995, among Vestar Equity
                   Partners, L.P., Cabot CSC Corporation, Cabot Safety Holdings Corporation,
                   Cabot Corporation and various other parties thereto (incorporated herein by reference to Exhibit 2(b) of Cabot Corporation's Current Report on Form 8-K,
                   dated July 11, 1995, file reference
                   1-5667, filed with the Commission).

11           --    Statement Re: Computation of Per Share Earnings, filed herewith.

12           --    Statement Re: Computation of Ratios of Earnings to Fixed Charges, filed herewith.

13           --    Pages 21 through 44 of the 1997 Annual Report to Stockholders of Cabot
                   Corporation, a copy of which is furnished for the information of the
                   Securities and Exchange Commission. Portions of the Annual Report not
                   incorporated herein by reference are not deemed "filed" with the Commission.

21           --    List of Significant Subsidiaries, filed herewith.

23           --    Consent of Coopers & Lybrand L.L.P.

24           --    Power of attorney for signing of this Annual Report on Form 10-K, filed herewith.

27           --    Financial Data Schedule, filed herewith.

---------------

+ The Registrant agrees to furnish to the Commission upon request a copy of these instruments with respect to long-term debt (not filed as exhibits), none of which relates to securities exceeding 10% of the total assets of the Registrant and its consolidated subsidiaries.

* Management contract or compensatory plan or arrangement.

     (d) Schedules. The Schedules have been omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statement on Form S-8 No. 33-28699 (filed May 12, 1989), the Registrant's Registration Statement on Form S-8 No. 33-52940 (filed October 5, 1992), the Registrant's Registration Statement on Form S-8 No. 33-53659 (filed May 16, 1994), the Registrant's Registration Statement on Form S-8 No. 333-03683 (filed May 14, 1996), the Registrant's Registration Statement on Form S-8 No. 333-06629 (filed June 21,
1996), the Registrant's Registration Statement on Form S-8 No. 333-19103 (filed December 31, 1996) and the Registrant's Registration Statement on Form
S-8 No. 333-19099 (filed December 31, 1996).

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

                                            CABOT CORPORATION(Registrant)

                                            By     /s/ Samuel W. Bodman
                                             -----------------------------------
                                                      Samuel W. Bodman,
                                                 Chairman of the Board and
                                                  Chief Executive Officer

Date:  December 23, 1997

     Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 SIGNATURES                               TITLE                     DATE
---------------------------------------------  ----------------------------  ------------------

            /s/ Samuel W. Bodman               Director, Chairman of the     December 23, 1997
---------------------------------------------    Board and Chief Executive
              Samuel W. Bodman                   Office (principal
                                                 executive officer)

                       *                       Director and President        December 23, 1997
---------------------------------------------
               Kennett F. Burnes


            /s/ Robert L. Culver               Executive Vice President and  December 23, 1997
---------------------------------------------    Chief Financial Officer
              Robert L. Culver                   (principal financial
                                                 officer)


           /s/ William T. Anderson             Controller                    December 23, 1997
---------------------------------------------    (principal accounting
             William T. Anderson                 officer)


                       *                       Director                      December 23, 1997
---------------------------------------------
              Jane C. Bradley


                       *                       Director                      December 23, 1997
---------------------------------------------
                  John G.L. Cabot


                       *                       Director                      December 23, 1997
---------------------------------------------
               Arthur L. Goldstein


                       *                       Director                      December 23, 1997
---------------------------------------------
               Robert P. Henderson


                       *                       Director                      December 23, 1997
---------------------------------------------
                 Arnold S. Hiatt

                 SIGNATURES                               TITLE                     DATE
---------------------------------------------  ----------------------------  ------------------

                     *                          Director                      December 23, 1997
---------------------------------------------
              John H. McArthur

                     *                          Director                      December 23, 1997
---------------------------------------------
              John F. O'Brien

                     *                          Director                      December 23, 1997
---------------------------------------------
              David V. Ragone

                     *                          Director                      December 23, 1997
---------------------------------------------
             Charles P. Siess, Jr.

                     *                          DIrector                      December 23, 1997
---------------------------------------------
              Morris Tanenbaum

                     *                          Director                      December 23, 1997
---------------------------------------------
               Lydia W. Thomas

                     *                          Director                      December 23, 1997
---------------------------------------------
              Mark S. Wrighton

*By
  /s/ Sarah W. Saunders
---------------------------------------------
      Sarah W. Saunders
      as Attorney-in-Fact