Form 10-Q
period 1997-12-31
CABOT CORP
filed 1998-02-17
CIK 16040

                                   FORM 10-Q

                              -------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED

                               December 31, 1997

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

    As of December 31, 1997, the Company had 67,818,806 shares of Common Stock, par value $1 per share, outstanding.

                               CABOT CORPORATION

                                     INDEX


PART I.  FINANCIAL INFORMATION                                              PAGE NO.
-------------------------------                                            ---------
         Item 1. Financial Statements

                 Consolidated Statements of Income
                   Three Months Ended December 31, 1997 and 1996..........      3

                 Consolidated Balance Sheets
                   December 31, 1997 and September 30, 1997...............      4

                 Consolidated Statements of Cash Flows
                   Three Months Ended December 31, 1997 and 1996..........      6

                 Notes to Consolidated Financial Statements...............      7

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................     10

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K........................      13

                         Part I. Financial Information

                                    ITEM 1.

                               CABOT CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                  Three Months Ended December 31, 1997 and 1996

                 (Amounts in millions, except per share amounts)

                                   UNAUDITED

                                                              1997       1996
                                                           ---------  ---------
Revenues:
  Net sales and other operating revenues.................  $   435.4  $   398.8
  Interest and dividend income...........................        1.6        1.7
                                                           ---------  ---------
    Total revenues.......................................      437.0      400.5
                                                           ---------  ---------
Costs and expenses:
  Cost of sales..........................................      300.2      279.7
  Selling and administrative expenses....................       56.7       53.7
  Research and technical service.........................       19.0       20.9
  Interest expense.......................................       11.4        9.7
  Other charges, net.....................................        4.4        1.8
                                                           ---------  ---------
    Total costs and expenses.............................      391.7      365.8
                                                           ---------  ---------
Income before income taxes...............................       45.3       34.7
Provision for income taxes...............................      (16.3)     (12.5)
Equity in net income of affiliated companies.............        3.0        4.0
Minority interest in income..............................       (0.5)      (1.1)
                                                           ---------  ---------
Net income...............................................       31.5       25.1
Dividends on preferred stock, net of tax
  benefit of $0.5 and $0.5...............................       (0.8)      (0.8)
                                                           ---------  ---------
Income applicable to common shares.......................  $    30.7  $    24.3
                                                           ---------  ---------
                                                           ---------  ---------
Weighted average common shares outstanding (Note D):
  Basic..................................................       66.1       68.7
  Diluted................................................       75.3       78.1

Income per common share (Note D):
  Basic..................................................  $    0.46  $    0.35
                                                           ---------  ---------
                                                           ---------  ---------
  Diluted................................................  $    0.41  $    0.32
                                                           ---------  ---------
                                                           ---------  ---------
Dividends per common share...............................  $    0.10  $    0.10
                                                           ---------  ---------

The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     December 31, 1997 and September 30, 1997

                   (Amounts in millions, except share amounts)

                                     ASSETS


                                                                                       DECEMBER 31   SEPTEMBER 30
                                                                                           1997          1997
                                                                                       ------------  ------------
                                                                                       (UNAUDITED)

Current assets:
  Cash and cash equivalents.........................................................   $     37.9    $     39.2
  Accounts and notes receivable (net of reserve for doubtful
    accounts of $5.2 and $5.6)......................................................        320.2         288.6

 Inventories:
    Raw materials...................................................................         73.4          81.1
    Work in process.................................................................         60.8          59.8
    Finished goods..................................................................         86.1          64.1
    Other...........................................................................         42.2          41.9
                                                                                       ------------  ------------
      Total inventories.............................................................        262.5         246.9
  Prepaid expenses..................................................................         34.4          21.3
  Deferred income taxes.............................................................         16.7          15.2
                                                                                       ------------  ------------
Total current assets................................................................        671.7         611.2
                                                                                       ------------  ------------
Investments:
  Equity............................................................................         76.8          86.1
  Other.............................................................................        176.3         146.6
                                                                                       ------------  ------------
      Total investments.............................................................        253.1         232.7
                                                                                       ------------  ------------
Property, plant and equipment.......................................................      1,787.8       1,759.8
Accumulated depreciation and amortization...........................................       (856.2)       (837.5)
                                                                                       ------------  ------------
  Net property, plant and equipment.................................................        931.6         922.3
                                                                                       ------------  ------------
Other assets:
  Intangible assets, net of amortization............................................         46.5          39.1
  Deferred income taxes.............................................................          4.7           4.2
  Other assets......................................................................         17.1          14.1
                                                                                       ------------  ------------
      Total other assets............................................................         68.3          57.4
                                                                                       ------------  ------------
Total assets........................................................................   $  1,924.7    $  1,823.6
                                                                                       ------------  ------------
                                                                                       ------------  ------------

The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     December 31, 1997 and September 30, 1997

                   (Amounts in millions, except share amounts)

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                                       DECEMBER 31   SEPTEMBER 30
                                                                                           1997          1997
                                                                                       ------------  ------------
                                                                                       (UNAUDITED)
Current liabilities:
  Notes payable to banks...........................................................   $    352.8    $    200.8
  Current portion of long-term debt................................................         10.9         115.0
  Accounts payable and accrued liabilities.........................................        216.5         223.9
  U.S. and foreign income taxes payable............................................          8.7           0.7
  Deferred income taxes............................................................          1.0           1.0
                                                                                      ------------  ------------
      Total current liabilities....................................................        589.9         541.4
                                                                                       ------------  ------------
Long-term debt.....................................................................        336.2         285.5
Deferred income taxes..............................................................        109.5          99.2
Other liabilities..................................................................        151.0         146.9

Commitments and contingencies (Note C).............................................          --            --

Minority interest..................................................................         22.6          22.8

Stockholders' Equity (Note E):

Preferred Stock:
  Authorized: 2,000,000 shares of $1 par value
  Series A Junior Participating Preferred Stock
    Issued and outstanding: none
  Series B ESOP Convertible Preferred Stock 7.75% Cumulative
    Issued: 75,336 shares (aggregate redemption value of $68.6
    and $69.4).....................................................................          75.3          75.3
Less cost of preferred treasury stock..............................................         (10.0)         (9.4)

Common stock:
  Authorized: 200,000,000 shares of $1 par value...................................
  Issued: 135,549,936 shares.......................................................          135.5         135.5

Additional paid-in capital.........................................................           38.6          39.3

Retained earnings..................................................................         1,262.1       1,238.2

Less cost of common treasury stock
  (including unearned compensation amounts of $14.2 and $18.3).....................          (763.4)       (723.7)

Deferred employee benefits.........................................................           (62.1)        (62.5)

Unrealized gain on available-for-sale securities...................................           69.9          53.9

Foreign currency translation adjustments...........................................          (30.4)        (18.8)
                                                                                         ------------  ------------
Total stockholders' equity.........................................................          715.5         727.8
                                                                                       ------------  ------------
Total liabilities and stockholders' equity.........................................     $  1,924.7    $  1,823.6
                                                                                       ------------  ------------
                                                                                       ------------  ------------

The accompanying notes are an integral part of these financial statements.

                                   CABOT CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three Months Ended December 31, 1997 and 1996

                                  (Amounts in millions)

                                        UNAUDITED

                                                                                                    1997       1996
                                                                                                  ---------  ---------
Cash flows from operating activities:

Net income........................................................................................ $   31.5  $    25.1
Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation and amortization...................................................................     29.5       27.0
  Deferred tax provision (benefit)................................................................     (0.2)      (0.5)
  Equity in net income of affiliated companies, net of dividends received.........................     (1.0)      (1.6)
  Other, net......................................................................................      2.8        2.2

Changes in assets and liabilities, net of the effect of acquisitions and the consolidation of equity affiliates:
  Increase in accounts receivable.................................................................    (33.5)     (11.6)
  Increase in inventory...........................................................................    (15.1)     (13.6)
  Decrease in accounts payable and accruals.......................................................     (8.5)     (19.3)
  Increase in prepayments and intangible assets...................................................    (17.1)      (3.1)
  Increase (decrease) in income taxes payable.....................................................      9.7       (5.7)
  Other, net......................................................................................      4.2        2.0
                                                                                                    ---------  ---------
Cash provided by operating activities.............................................................      2.3        0.9
                                                                                                    ---------  ---------
Cash flows from investing activities:

  Additions to property, plant and equipment......................................................    (30.6)     (58.6)
  Proceeds on sale of business....................................................................      --        35.0
  Investments and acquisitions....................................................................    (24.1)      (4.0)
  Other...........................................................................................      2.4        0.1
                                                                                                     --------  ---------
      Cash used by investing activities...........................................................    (52.3)     (27.5)
                                                                                                     ---------  ---------
Cash flows from financing activities:

  Proceeds from long-term debt....................................................................     62.6        --
  Repayments of long-term debt....................................................................   (114.8)      (3.7)
  Increase in short-term debt.....................................................................    152.7       59.7
  Purchases of treasury stock.....................................................................    (45.0)     (38.2)
  Sales and issuances of treasury stock...........................................................      1.3        1.4
  Cash dividends paid to stockholders.............................................................     (7.6)      (8.0)
                                                                                                    ---------  ---------
    Cash provided by financing activities.........................................................     49.2       11.2
                                                                                                    ---------  ---------
Effect of exchange rate changes on cash...........................................................     (0.5)      (0.4)
                                                                                                    ----------  ---------
Decrease in cash and cash equivalents.............................................................     (1.3)     (15.8)
Cash and cash equivalents at beginning of period..................................................     39.2       58.1
                                                                                                    ---------  ---------
Cash and cash equivalents at end of period........................................................  $  37.9    $   42.3
                                                                                                    ---------  ---------
                                                                                                    ---------  ---------


The accompanying notes are an integral part of these financial statements.

                              CABOT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1997

A. SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of Cabot Corporation and majority-owned and controlled U.S. and non-U.S. subsidiaries. Investments in majority-owned affiliates where control does not exist and investments in 20 percent to 50 percent-owned affiliates are accounted for on the equity method. Intercompany transactions have been eliminated.

   The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company's Form 10-K for the year ended September 30, 1997.

   The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 1997 and 1996. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

B. ACQUISITIONS

   Effective October 1, 1997 the Company acquired the remaining interest in its fumed silica joint venture in Rheinfelden, Germany for approximately $20 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The balance of the purchase price, approximately $8 million, was recorded as excess of purchase price over fair value of net assets acquired (goodwill), and is being amortized over 15 years on a straight-line basis.

C. COMMITMENTS AND CONTINGENCIES

   The Company has various lawsuits, claims and contingent liabilities. In the opinion of the Company, although final disposition of all of its suits and claims may impact the Company's financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on the Company's financial position.

D. EARNINGS PER SHARE (EPS)

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 simplifies the standard for computing earnings per share. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

   During the quarter ended December 31, 1997 the Company adopted SFAS
128. As a result, primary and fully diluted earnings per share have been replaced by basic and diluted earnings per share. Amounts related to prior periods have been restated to reflect the new requirement.

                              CABOT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                              December 31, 1997
                                  UNAUDITED


D. EARNINGS PER SHARE (CONTINUED)

                     Reconciliation of Income and Shares
                Three Months Ended December 31, 1997 and 1996

               (Amounts in millions, except per share amounts)

                                                                                                     1997       1996
                                                                                                   ---------  ---------
Basic EPS Computation

Net Income (Numerator)...........................................................................  $    31.5  $    25.1
Less: Dividends on preferred stock...............................................................       (0.8)      (0.8)
                                                                                                   ---------  ---------
Income available to common shares................................................................  $    30.7  $    24.3
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------

Shares of common stock at October 1 (Denominator)................................................       69.5       71.6
Net weighted shares of treasury stock purchased..................................................       (1.0)      (0.7)
Contingently issuable shares.....................................................................       (2.4)      (2.2)
                                                                                                   ---------  ---------
Weighted average shares..........................................................................       66.1       68.7
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------

Basic EPS........................................................................................  $    0.46  $    0.35
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------

Diluted EPS Calculation

Income available to common shares (Numerator)....................................................  $    30.7  $    24.3
Plus: Dividends on preferred stock...............................................................        0.8        0.8
      Income impact of assumed conversion of preferred stock.....................................       (0.4)      (0.5)
                                                                                                   ---------  ---------
Income available to common shares + assumed conversions..........................................  $    31.1  $    24.6
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------
Shares of common stock at October 1 (Denominator)................................................       69.5       71.6
Net weighted shares of treasury stock purchased..................................................       (1.0)      (0.7)
Convertible preferred stock......................................................................        6.0        6.1
Equity incentive awards..........................................................................        0.8        1.1
                                                                                                   ---------  ---------
Adjusted weighted average shares.................................................................       75.3       78.1
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------

Diluted EPS.......................................................................................  $    0.41  $    0.32
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------

                                 CABOT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1997
                                    UNAUDITED

E. STOCKHOLDERS' EQUITY

    The following table summarizes the changes in stockholders' equity for the three months ended December 31, 1997.
                   (Amounts in millions, except share amounts)

                                                                                  PREFERRED STOCK             PREFERRED
                                                                              ------------------------      TREASURY STOCK
                                                                                SHARES                  ----------------------
                                                                                ISSUED        VALUE       SHARES       COST
                                                                              -----------     -----     -----------  ---------
Balance at September 30, 1997...............................................      75,336    $    75.3        6,956   $    (9.4)
Net income..................................................................
Common stock dividends paid.................................................
Issuance of treasury stock under employee compensation plans................
Purchase of treasury stock--common..........................................
Purchase of treasury stock--preferred.......................................                                   264        (0.6)
Sale of treasury stock to Cabot Retirement Incentive Savings Plan...........
Preferred stock dividends paid to Employee Stock Ownership Plan, net of tax.......................................................................
Principal payment by Employee Stock Ownership Plan under guaranteed loan....
Amortization of unearned compensation.......................................
Unrealized gain, net of deferred tax........................................
Foreign currency translation adjustments....................................
                                                                              -----------       -----        -----   ---------
Balance at December 31, 1997................................................      75,336    $    75.3        7,220   $   (10.0)
                                                                              -----------       -----        -----   ---------
                                                                              -----------       -----        -----   ---------


                                                                                  COMMON STOCK
                                                                              ---------------------   ADDITIONAL
                                                                                SHARES                  PAID-IN      RETAINED
                                                                                ISSUED      VALUE       CAPITAL      EARNINGS
                                                                              ----------  ---------  -------------  -----------
Balance at September 30, 1997...............................................  135,549,936 $   135.5    $    39.3     $ 1,238.2
Net income..................................................................                                              31.5
Common stock dividends paid.................................................                                              (6.8)
Issuance of treasury stock under employee compensation plans................                                (1.3)
Purchase of treasury stock--common..........................................
Purchase of treasury stock--preferred.......................................
Sale of treasury stock to Cabot Retirement Incentive Savings Plan...........                                 0.6
Preferred stock dividends paid to Employee Stock Ownership Plan, net of
  tax.......................................................................                                              (0.8)
Principal payment by Employee Stock Ownership Plan under guaranteed loan....
Amortization of unearned compensation.......................................
Unrealized gain, net of deferred tax........................................
Foreign currency translation adjustments....................................
                                                                              ----------  ---------        -----    -----------
Balance at December 31, 1997................................................  135,549,936 $   135.5    $    38.6     $ 1,262.1
                                                                              ----------  ---------        -----    -----------
                                                                              ----------  ---------        -----    -----------


                                                                                     COMMON
                                                                                 TREASURY STOCK                       DEFERRED
                                                                              --------------------     UNEARNED       EMPLOYEE
                                                                               SHARES      COST      COMPENSATION     BENEFITS
                                                                              ---------  ---------  ---------------  -----------
Balance at September 30, 1997...............................................  66,067,426 $  (705.4)    $   (18.3)     $   (62.5)
Net income..................................................................
Common stock dividends paid.................................................
Issuance of treasury stock under employee compensation plans................    (22,590)       0.2           1.3
Purchase of treasury stock--common..........................................  1,722,294      (44.4)
Purchase of treasury stock--preferred.......................................
Sale of treasury stock to Cabot Retirement Incentive Savings Plan...........    (36,000)       0.4
Preferred stock dividends paid to Employee Stock Ownership Plan, net of tax.......................................................................
Principal payment by Employee Stock Ownership Plan under guaranteed loan....                                                0.4
Amortization of unearned compensation.......................................                                 2.8
Unrealized gain, net of deferred tax........................................
Foreign currency translation adjustments....................................
                                                                              ---------  ---------        ------     -----------
Balance at December 31, 1997................................................  67,731,130 $  (749.2)    $   (14.2)     $   (62.1)
                                                                              ---------  ---------        ------     -----------
                                                                              ---------  ---------        ------     -----------


                                                                               UNREALIZED       FOREIGN
                                                                                GAIN ON         CURRENCY         TOTAL
                                                                              AVAILABLE FOR   TRANSLATION   STOCKHOLDERS'
                                                                             SALE SECURITIES  ADJUSTMENTS       EQUITY
                                                                             ---------------  -------------  -------------

Balance at September 30, 1997...............................................    $    53.9      $   (18.8)     $   727.8
Net income..................................................................                                       31.5
Common stock dividends paid.................................................                                       (6.8)
Issuance of treasury stock under employee compensation plans................                                        0.2
Purchase of treasury stock--common..........................................                                      (44.4)
Purchase of treasury stock--preferred.......................................                                       (0.6)
Sale of treasury stock to Cabot Retirement Incentive Savings Plan...........                                        1.0
Preferred stock dividends paid to Employee Stock Ownership Plan, net of
  tax.......................................................................                                       (0.8)
Principal payment by Employee Stock Ownership Plan under guaranteed loan....                                        0.4
Amortization of unearned compensation.......................................                                        2.8
Unrealized gain, net of deferred tax........................................         16.0                          16.0
Foreign currency translation adjustments....................................                       (11.6)         (11.6)
                                                                                    -----         ------         ------
Balance at December 31, 1997................................................    $    69.9      $   (30.4)     $   715.5
                                                                                    -----         ------         ------
                                                                                    -----         ------         ------

                               CABOT CORPORATION

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

I. Results of Operations

   Sales and operating profit by industry segment are shown in the accompanying table on page 12.

Three Months Ended December 31, 1997 versus
Three Months Ended December 31, 1996

   Net income for the first quarter of fiscal year 1998 was $31.5 million ($0.41 per diluted common share), compared to $25.1 million ($0.32 per diluted common share) in the same quarter a year ago. Net sales and other operating revenues increased 9% to $435.4 million from last year's $398.8 million. Operating profit was $62.9 million for the quarter compared to $50.4 million in the same quarter a year ago. The increase in earnings is primarily due to greater volumes in each of the Company's specialty chemicals and materials businesses and higher prices in the liquefied natural gas (LNG) business, partially offset by the effects of lower year-to-year carbon black prices.

   In the Company's specialty chemicals and materials businesses, sales for the first quarter of fiscal year 1998 increased 7% to $362.6 million from $340.2 million last year, on 16% greater volumes. Operating profit increased 12% to $51.5 million from $45.9 million in the same quarter last year. For the quarter, carbon black and fumed silica volumes were up 10% and 4%, respectively, from the same quarter last year. The performance materials business' revenues increased 36% from the prior year's first quarter. Also, the plastics business achieved significantly greater volumes for the first quarter, compared to a weak first quarter last year.

   The Company's carbon black business reported a modest earnings increase. Greater year-to-year carbon black volumes, lower plant operating costs and lower development costs more than offset the effects of the stronger U.S. dollar and lower selling prices, which were down 6% on average. The business experienced $8 million of negative earnings effect from the strengthened U.S. dollar. Of this amount, $3 million was specifically related to losses associated with the Indonesian rupiah.

   The Company's performance materials business (CPM), which manufactures high grade tantalum and other performance materials products, benefited from a continued recovery in the U.S. electronics market since the second half of fiscal 1997. Greater volumes and reduced operating costs more than offset the effect of slightly lower year-to-year selling prices. The business benefited from a cost reduction program undertaken in 1997, but this favorable earnings effect was somewhat offset by continued investments in new product development. CPM contributed $0.03 more per share to Cabot's earnings in the first quarter of 1998 than it contributed in the first quarter of 1997.

   The Company's fumed silica business experienced a 4% increase in global volumes in the first quarter versus last year's first quarter. For the quarter, the business also reported higher selling prices and higher local currency earnings compared with last year's first quarter. However, a $2 million negative effect from a strengthened U.S. dollar resulted in an overall $1 million unfavorable earnings comparison to last year's first quarter.

   Research and development and marketing costs associated with new products was $23.6 million for the first quarter of 1998 versus $25.4 million for last year's first quarter. The Company continues to pursue, and is encouraged by progress in, the development of several of its new products and new businesses.

                               CABOT CORPORATION

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)

I. Results of Operations (continued)

The Company's objective of developing higher value, differentiated products and creating new businesses is central to its strategy for generating earnings growth.

   Sales for the Company's energy business for the first quarter increased 24% to $72.8 million from $58.6 million for the same quarter a year ago. The energy business' operating profit was $11.4 million, compared with $4.5 million in the first quarter of fiscal year 1997. The increase in earnings is attributable to higher year-to-year natural gas prices and higher revenues from firm sales commitments. Expanded firm commitments were made possible by an increased availability of LNG this year.

II. Cash Flows and Liquidity

   During the first three months of fiscal year 1998, the Company's operating activities provided $2.3 million of cash compared to $0.9 million last year. As in the first quarter of fiscal year 1997, seasonal working capital increases during the first quarter of fiscal year 1998 largely offset the cash generated from profits.

   Capital expenditures and acquisitions for the first three months of the year were $55 million. The Company plans to make approximately $250 million of capital expenditures during the fiscal year. The major components of the 1998 capital program include new business expansion, the Company's equity share of a natural gas liquefaction project in Trinidad, refurbishment of the Company's LNG tanker, capacity expansion in the Company's fumed silica business, and normal plant operating capital projects.

   On May 9, 1997, the Company's Board of Directors authorized the repurchase of 4 million shares of its common stock. During the first three months of fiscal year 1998, the Company repurchased approximately 1.7 million shares of common stock. At December 31, 1997, approximately 1.7 million shares remained available for repurchase under the May 1997 authorization.

   Effective October 1, 1997, the Company acquired the remaining interest in its fumed silica joint venture in Rheinfelden, Germany. The purchase price was approximately $20 million. The Company's management expects this acquisition to contribute to earnings immediately.

   On October 21, 1997, the Company issued $50 million of medium-term notes. The notes mature as follows: $25 million matures in 30 years; and $25 million matures in 30 years with a one-time put option 7 years from issuance. The notes have a weighted average interest rate of 7.1%. Proceeds from the issuance were used to reduce short-term debt. The Company's ratio of total debt (including short-term debt net of cash) to capital increased from 43% at September 30, 1997 to 47% at the end of the first quarter of fiscal 1998.

   The Company maintains a revolving credit agreement. Under the credit agreement, the Company may borrow up to $300 million at floating rates. The facility is available through January 3, 2002. Management expects cash from operations and present financing arrangements, including the Company's unused line of credit, to be sufficient to meet the Company's cash requirements for the foreseeable future. At December 31, 1997, the Company had no amounts outstanding under this credit agreement.

                               CABOT CORPORATION

                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)

                 (Amounts in millions, except per share amounts)

                                   UNAUDITED

                                                                          THREE MONTHS ENDED
                                                                       ------------------------
                                                                        12/31/97     12/31/96
                                                                       -----------  -----------
Industry Segment Data

Net Sales:
Specialty chemicals and materials....................................   $   362.6    $   340.2
Energy...............................................................        72.8         58.6
                                                                       -----------  -----------
  Net sales..........................................................   $   435.4    $   398.8
                                                                       -----------  -----------
                                                                       -----------  -----------
Operating profit:
Specialty chemicals and materials....................................   $    51.5    $    45.9
Energy...............................................................        11.4          4.5
                                                                       -----------  -----------
  Total operating profit.............................................        62.9         50.4
Interest expense.....................................................       (11.4)        (9.7)
General corporate/other expenses.....................................        (6.2)        (6.0)
                                                                       -----------  -----------
Income before income taxes...........................................        45.3         34.7
Provision for income taxes...........................................       (16.3)       (12.5)
Equity in net income of affiliated companies.........................         3.0          4.0
Minority interest in income..........................................        (0.5)        (1.1)
                                                                       -----------  -----------
Net income...........................................................        31.5         25.1
Dividends on preferred stock.........................................        (0.8)        (0.8)
                                                                       -----------  -----------
Income applicable to common shares...................................   $    30.7    $    24.3
                                                                       -----------  -----------
                                                                       -----------  -----------
Income per common share:
  Basic..............................................................   $    0.46    $    0.35
                                                                       -----------  -----------
                                                                       -----------  -----------
  Diluted............................................................   $    0.41    $    0.32
                                                                       -----------  -----------
                                                                       -----------  -----------

   Forward Looking Information: Management's Discussion and Analysis above contains forward-looking remarks. Actual results may differ materially from the results anticipated in the statements included herein due to a variety of factors including market supply and demand conditions, currency exchange rates, costs of raw materials, demand for our customers' products, and competitors' reactions to market conditions. Timely commercialization of products under development by the Company may be disrupted or delayed by technical difficulties, market acceptance, competitors' new products as well as difficulties in moving from the experimental stage to the production stage.

                            PART II.  Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

EXHIBIT
NUMBER     DESCRIPTION
--------   -----------

10(a) Cabot Corporation Senior Management Severance Protection Plan, effective January 9, 1998, filed herewith.

10(b) Cabot Corporation Key Employee Severance Protection Plan, effective January 9, 1998, filed herewith.

11 Statement Regarding Computation of Per Share Earnings, filed herewith.

12         Statement Regarding Computation of Ratio of Earnings to Fixed
           Charges, filed herewith.

27 Financial Data Schedule, filed herewith. (Not included with printed copy of the Form 10-Q.)


    (b) Reports on Form 8-K

    No report on Form 8-K was filed by the Company during the three months ended December 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CABOT CORPORATION




Date: February 13, 1998               /s/ Robert L. Culver
                                      ----------------------------
                                      Robert L. Culver
                                      Executive Vice President and
                                      Chief Financial Officer



Date: February 13, 1998               /s/ William T. Anderson
                                      ----------------------------
                                      William T. Anderson
                                      Controller
                                      (Chief Accounting Officer)