Form 10-Q
period 1998-03-31
CABOT CORP
filed 1998-05-14
CIK 16040

                                    FORM 10-Q


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ----------------

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                 MARCH 31, 1998

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

       AS OF MARCH 31, 1998, THE COMPANY HAD 67,883,446 SHARES OF COMMON
                  STOCK, PAR VALUE $1 PER SHARE, OUTSTANDING.

                                CABOT CORPORATION

                                      INDEX

                                                                            Page
                                                                            ----
Part I.   Financial Information

          Item 1.  Financial Statements

                   Consolidated Statements of Income
                        Three Months Ended March 31, 1998 and 1997           3

                   Consolidated Statements of Income
                        Six Months Ended March 31, 1998 and 1997             4

                   Consolidated Balance Sheets
                        March 31, 1998 and September 30, 1997                5

                   Consolidated Statements of Cash Flows
                        Six Months Ended March 31, 1998 and 1997             7

                   Notes to Consolidated Financial Statements                8

          Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                 12


Part II.  Other Information

          Item 1.  Legal Proceedings                                        17

          Item 4.  Submission of Matters to a Vote of Security Holders      17

          Item 6.  Exhibits and Reports on Form 8-K                         19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                CABOT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 1998 and 1997

                 (Amounts in millions, except per share amounts)

                                    UNAUDITED

                                                          1998         1997
                                                         ------       ------
Revenues:
   Net sales and other operating revenues                $457.0       $432.0
   Interest and dividend income                             1.7          1.6
                                                         ------       ------
      Total revenues                                      458.7        433.6
                                                         ------       ------

Costs and expenses:
   Cost of sales                                          309.8        305.6
   Selling and administrative expenses                     58.9         53.1
   Research and technical service                          20.5         22.5
   Interest expense                                        11.1         10.6
   Other charges, net                                       4.8          1.8
                                                         ------       ------
      Total costs and expenses                            405.1        393.6
                                                         ------       ------

Income before income taxes                                 53.6         40.0
Provision for income taxes                                (19.3)       (14.4)
Equity in net income of affiliated companies                4.0          3.9
Minority interest in income                                (0.8)        (0.1)
                                                         ------       ------

Net income                                                 37.5         29.4

   Dividends on preferred stock,
    net of tax benefit of $0.5 and $0.5                    (0.8)        (0.8)
                                                         ------       ------

Income available to common shares                        $ 36.7       $ 28.6
                                                         ======       ======


Weighted average common shares outstanding (Note D):
   Basic                                                   65.6         67.8
   Diluted                                                 74.6         77.0

Income per common share (Note D):
   Basic                                                 $ 0.56       $ 0.42
                                                         ======       ======
   Diluted                                               $ 0.50       $ 0.38
                                                         ======       ======


Dividends per common share                               $ 0.10       $ 0.10
                                                         ======       ======

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    Six Months Ended March 31, 1998 and 1997

                 (Amounts in millions, except per share amounts)

                                    UNAUDITED


                                                         1998         1997
                                                        ------       ------
Revenues:
   Net sales and other operating revenues               $892.4       $830.8
   Interest and dividend income                            3.3          3.3
                                                        ------       ------
      Total revenues                                     895.7        834.1
                                                        ------       ------

Costs and expenses:
   Cost of sales                                         609.9        585.3
   Selling and administrative expenses                   115.6        106.8
   Research and technical service                         39.6         43.4
   Interest expense                                       22.5         20.3
   Other charges, net                                      9.2          3.6
                                                        ------       ------
      Total costs and expenses                           796.8        759.4
                                                        ------       ------

Income before income taxes                                98.9         74.7
Provision for income taxes                               (35.6)       (26.9)
Equity in net income of affiliated companies               7.0          7.9
Minority interest in income                               (1.4)        (1.2)
                                                        ------       ------

Net income                                                68.9         54.5

   Dividends on preferred stock,
    net of tax benefit of $1.0 and $1.0                   (1.6)        (1.6)
                                                        ------       ------

Income available to common shares                       $ 67.3       $ 52.9
                                                        ======       ======


Weighted average common shares outstanding (Note D):
   Basic                                                  65.9         68.3
   Diluted                                                74.9         77.5

Income per common share (Note D):
   Basic                                                $ 1.02       $ 0.77
                                                        ======       ======
   Diluted                                              $ 0.91       $ 0.69
                                                        ======       ======


Dividends per common share                              $ 0.20       $ 0.20
                                                        ======       ======


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1998 and September 30, 1997

                   (Amounts in millions, except share amounts)

                                     ASSETS

                                               March 31       September 30
                                                 1998             1997
                                             -----------      ------------
                                             (Unaudited)
Current assets:
   Cash and cash equivalents                   $   39.1        $   39.2
   Accounts and notes receivable
      (net of reserve for doubtful
       accounts of $5.1 and $5.6)                 335.9           288.6

   Inventories:
      Raw materials                                64.7            81.1
      Work in process                              59.1            59.8
      Finished goods                               70.9            64.1
      Other                                        43.2            41.9
                                               --------        --------
        Total inventories                         237.9           246.9

   Prepaid expenses                                37.7            21.3
   Deferred income taxes                           18.4            15.2
                                               --------        --------

Total current assets                              669.0           611.2
                                               --------        --------

Investments:
   Equity                                          79.9            86.1
   Other                                          193.8           146.6
                                               --------        --------
      Total investments                           273.7           232.7
                                               --------        --------

Property, plant and equipment                   1,813.5         1,759.8
Accumulated depreciation and amortization        (874.6)         (837.5)
                                               --------        --------
   Net property, plant and equipment              938.9           922.3
                                               --------        --------

Other assets:
   Intangible assets, net of amortization          48.8            39.1
   Deferred income taxes                            5.2             4.2
   Other assets                                    20.0            14.1
                                               --------        --------
      Total other assets                           74.0            57.4
                                               --------        --------

Total assets                                   $1,955.6        $1,823.6
                                               ========        ========


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1998 and September 30, 1997

                   (Amounts in millions, except share amounts)

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                  March 31       September 30
                                                                    1998             1997
                                                                -----------      ------------
                                                                (Unaudited)

Current liabilities:
   Notes payable to banks                                         $  338.6         $  200.8
   Current portion of long-term debt                                  10.7            115.0
   Accounts payable and accrued liabilities                          227.4            223.9
   U.S. and foreign income taxes payable                              10.7              0.7
   Deferred income taxes                                               1.2              1.0
                                                                  --------         --------
      Total current liabilities                                      588.6            541.4
                                                                  --------         --------

Long-term debt                                                       329.2            285.5
Deferred income taxes                                                120.3             99.2
Other liabilities                                                    145.6            146.9

Commitments and contingencies (Note C)                                   -                -

Minority interest                                                     23.7             22.8

Stockholders' Equity (Note E):

Preferred Stock:
   Authorized:  2,000,000 shares of $1 par value
   Series A Junior Participating Preferred Stock
      Issued and outstanding:  none
   Series B ESOP Convertible Preferred Stock 7.75% Cumulative
      Issued:  75,336 shares (aggregate redemption value
      of $68.1 and $69.4)                                             75.3             75.3

Less cost of preferred treasury stock                                (11.3)            (9.4)

Common stock:
   Authorized:  200,000,000 shares of $1 par value
   Issued:  135,549,936 shares                                       135.5            135.5

Additional paid-in capital                                            38.1             39.3

Retained earnings                                                  1,292.0          1,238.2

Less cost of common treasury stock
   (including unearned compensation amounts of $10.9 and $18.3)     (761.6)          (723.7)

Deferred employee benefits                                           (61.6)           (62.5)

Unrealized gain on available-for-sale securities                      79.3             53.9

Foreign currency translation adjustments                             (37.5)           (18.8)
                                                                  --------         --------

Total stockholders' equity                                           748.2            727.8
                                                                  --------         --------

Total liabilities and stockholders' equity                        $1,955.6         $1,823.6
                                                                  ========         ========


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended March 31, 1998 and 1997

                              (Amounts in millions)

                                    UNAUDITED

                                                                     1998       1997
                                                                   -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                         $  68.9    $  54.5
Adjustments to reconcile net income to cash
   provided by operating activities:
   Depreciation and amortization                                      57.6       53.2
   Deferred tax provision (benefit)                                   (0.6)       1.3
   Equity in net income of affiliated companies,
     net of dividends received                                        (4.2)      (1.6)
   Other, net                                                          7.6        4.0

Changes in assets and liabilities, net of the effect of
   acquisitions and the consolidation of equity affiliates:
   Increase in accounts receivable                                   (50.3)     (39.0)
   Decrease in inventory                                               7.9        6.9
   Increase (decrease) in accounts payable and accruals                4.7      (28.2)
   Increase in prepayments and intangible assets                     (22.8)      (5.9)
   Increase (decrease) in income taxes payable                        10.5       (2.3)
   Other, net                                                         (1.3)      (1.2)
                                                                   -------    -------

      Cash provided by operating activities                           78.0       41.7
                                                                   -------    -------


CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property, plant and equipment                        (70.6)    (101.5)
   Proceeds on sale of business                                          -       35.0
   Investments and acquisitions                                      (27.3)     (16.3)
   Other                                                               2.4        0.4
                                                                   -------    -------

      Cash used by investing activities                              (95.5)     (82.4)
                                                                   -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from long-term debt                                       63.1       90.0
   Repayments of long-term debt                                     (121.8)     (13.9)
   Increase in short-term debt                                       137.7       15.8
   Purchases of treasury stock                                       (50.1)     (47.6)
   Sales and issuances of treasury stock                               3.6        2.7
   Cash dividends paid to stockholders                               (15.1)     (15.7)
                                                                   -------    -------

      Cash provided by financing activities                           17.4       31.3
                                                                   -------    -------

Effect of exchange rate changes on cash                               (0.0)      (0.1)
                                                                   -------    -------

Decrease in cash and cash equivalents                                 (0.1)      (9.5)

Cash and cash equivalents at beginning of period                      39.2       58.2
                                                                   -------    -------

Cash and cash equivalents at end of period                         $  39.1    $  48.7
                                                                   =======    =======

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998


A.      SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation

        The consolidated financial statements include the accounts of Cabot Corporation and majority-owned and controlled U.S. and non-U.S. subsidiaries (the "Company"). Investments in majority-owned affiliates where control does not exist and investments in 20 percent to 50 percent-owned affiliates are accounted for on the equity method. Intercompany transactions have been eliminated.

        The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company's Form 10-K for the year ended September 30, 1997.

        The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair presentation of the results for the interim periods ended March 31, 1998 and 1997. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

B.      ACQUISITIONS

        Effective October 1, 1997 the Company acquired the remaining interest in its fumed silica joint venture in Rheinfelden, Germany for approximately $20 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The balance of the purchase price, approximately $11 million, was recorded as excess of purchase price over fair value of net assets acquired (goodwill), and is being amortized over 15 years on a straight-line basis.

C.      COMMITMENTS AND CONTINGENCIES

        The Company has various lawsuits, claims and contingent liabilities. In the opinion of the Company, although final disposition of all of its suits and claims may impact the Company's financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on the Company's financial position.

        During 1997, the Company entered into an agreement to reprocess valuable tantalum ore. The Company's estimates of the recovery yield, related costs and the net realizable value continue to be updated with limited actual experience. The estimated cost of the project has increased approximately $10 million; whether this will result in a charge to earnings will depend on the amount of tantalum actually recovered. The Company expects the project to be completed in the second half of the year.

D.      EARNINGS PER SHARE (EPS)

        The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). As a result, primary and fully diluted earnings per share have been replaced by basic and diluted earnings per share. Amounts related to prior periods have been restated to reflect the new requirement.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 1998
                                    UNAUDITED

D.      EARNINGS PER SHARE (CONTINUED)

                       Reconciliation of Income and Shares
                   Three Months Ended March 31, 1998 and 1997

                 (Amounts in millions, except per share amounts)

                                                                      1998     1997
                                                                     -----    -----
        BASIC EPS COMPUTATION

        Net Income (Numerator)                                       $37.5    $29.4
        Less:   Dividends on preferred stock                          (0.8)    (0.8)
                                                                     -----    -----
        INCOME AVAILABLE TO COMMON SHARES                            $36.7    $28.6
                                                                     =====    =====


        Shares of common stock at January 1 (Denominator)             67.8     70.1
        Net weighted shares of treasury stock purchased                  -     (0.2)
        Contingently issuable shares                                  (2.2)    (2.1)
                                                                     -----    -----
        WEIGHTED AVERAGE SHARES                                       65.6     67.8
                                                                     =====    =====

        BASIC EPS                                                    $0.56    $0.42
                                                                     =====    =====


        DILUTED EPS CALCULATION

        Income available to common shares (Numerator)                $36.7    $28.6
        Plus: Dividends on preferred stock                             0.8      0.8
              Income impact of assumed conversion of
                preferred stock                                       (0.5)    (0.5)
                                                                     -----    -----
        INCOME AVAILABLE TO COMMON SHARES + ASSUMED CONVERSIONS      $37.0    $28.9
                                                                     =====    =====


        Shares of common stock at January 1 (Denominator)             67.8     70.1
        Net weighted shares of treasury stock purchased                  -     (0.2)
        Convertible preferred stock                                    6.0      6.1
        Equity incentive awards                                        0.8      1.0
                                                                     -----    -----
        ADJUSTED WEIGHTED AVERAGE SHARES                              74.6     77.0
                                                                     =====    =====

        DILUTED  EPS                                                 $0.50    $0.38
                                                                     =====    =====

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 1998
                                    UNAUDITED

D.      EARNINGS PER SHARE (CONTINUED)

                       Reconciliation of Income and Shares
                    Six Months Ended March 31, 1998 and 1997

                 (Amounts in millions, except per share amounts)

                                                                      1998     1997
                                                                     -----    -----
        BASIC EPS COMPUTATION

        Net Income (Numerator)                                       $68.9    $54.5
        Less:   Dividends on preferred stock                          (1.6)    (1.6)
                                                                     -----    -----
        INCOME AVAILABLE TO COMMON SHARES                            $67.3    $52.9
                                                                     =====    =====


        Shares of common stock at October 1 (Denominator)             69.5     71.6
        Net weighted shares of treasury stock purchased               (1.4)    (1.2)
        Contingently issuable shares                                  (2.2)    (2.1)
                                                                     -----    -----
        WEIGHTED AVERAGE SHARES                                       65.9     68.3
                                                                     =====    =====

        BASIC EPS                                                    $1.02    $0.77
                                                                     =====    =====


        DILUTED EPS CALCULATION

        Income available to common shares (Numerator)                $67.3    $52.9
        Plus:   Dividends on preferred stock                           1.6      1.6
                Income impact of assumed conversion of
                    preferred stock                                   (0.8)    (0.9)
                                                                     -----    -----
        INCOME AVAILABLE TO COMMON SHARES + ASSUMED CONVERSIONS      $68.1    $53.6
                                                                     =====    =====


        Shares of common stock at October 1 (Denominator)             69.5     71.6
        Net weighted shares of treasury stock purchased               (1.4)   (1.2)
        Convertible preferred stock                                    6.0      6.1
        Equity incentive awards                                        0.8      1.0
                                                                     -----    -----
        ADJUSTED WEIGHTED AVERAGE SHARES                              74.9     77.5
                                                                     =====    =====

        DILUTED  EPS                                                 $0.91    $0.69
                                                                     =====    =====

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 1998
                                    UNAUDITED


E.    STOCKHOLDERS' EQUITY
      The following table summarizes the changes in stockholders' equity for the six months ended March 31, 1998.

                               (Amounts in millions, except share amounts)



                                      Preferred Stock        Preferred           Common Stock
                                      ---------------      Treasury Stock    -------------------    Additional
                                      Shares             -----------------      Shares                Paid-in    Retained
                                      Issued    Value    Shares      Cost       Issued     Value      Capital    Earnings
                                      ------    -----    ------    -------   -----------   ------   ----------   --------

Balance at September 30, 1997         75,336    $75.3     6,956    $ (9.4)   135,549,936   $135.5      $39.3     $1,238.2

Net income                                                                                                           68.9

Common stock dividends paid                                                                                         (13.5)

Issuance of treasury stock under
 employee compensation plans                                                                            (1.9)

Purchase of treasury stock - common

Purchase of treasury stock -
 preferred                                                  789      (1.9)

Sale of treasury stock to Cabot
 Retirement Incentive Savings Plan                                                                       0.7

Preferred stock dividends paid to
 Employee Stock Ownership Plan,
 net of tax                                                                                                          (1.6)

Principal payment by Employee Stock
 Ownership Plan under guaranteed loan

Amortization of unearned compensation

Unrealized gain, net of deferred tax

Foreign currency translation
 adjustments
                                      ------    -----     -----    ------    -----------   ------      -----     --------
Balance at March 31, 1998             75,336    $75.3     7,745    $(11.3)   135,549,936   $135.5      $38.1     $1,292.0
                                      ======    =====     =====    ======    ===========   ======      =====     ========



                                              Common                                      Unrealized        Foreign
                                          Treasury Stock                     Deferred      Gain On         Currency        Total
                                      ---------------------     Unearned     Employee   Available For     Translation  Stockholders'
                                        Shares       Cost     Compensation   Benefits   Sale Securities   Adjustments      Equity
                                      ----------   --------   ------------   --------   ---------------   -----------  -------------

Balance at September 30, 1997         66,067,426   $(705.4)      $(18.3)      $(62.5)        $53.9          $(18.8)        $727.8

Net income                                                                                                                   68.9

Common stock dividends paid                                                                                                 (13.5)

Issuance of treasury stock under
 employee compensation plans            (214,066)      2.4         1.9                                                        2.4

Purchase of treasury stock - common    1,856,333     (48.2)                                                                 (48.2)

Purchase of treasury stock -
 preferred                                                                                                                   (1.9)

Sale of treasury stock to Cabot
 Retirement Incentive Savings Plan       (43,203)      0.5                                                                    1.2

Preferred stock dividends paid to
 Employee Stock Ownership Plan,
 net of tax                                                                                                                  (1.6)

Principal payment by Employee Stock
 Ownership Plan under guaranteed loan                                            0.9                                          0.9

Amortization of unearned compensation                               5.5                                                       5.5

Unrealized gain, net of deferred tax                                                          25.4                           25.4

Foreign currency translation
 adjustments                                                                                                 (18.7)         (18.7)
                                      ----------   -------       ------       ------         -----          ------         ------
Balance at March 31, 1998             67,666,490   $(750.7)      $(10.9)      $(61.6)        $79.3          $(37.5)        $748.2
                                      ==========   =======       ======       ======         =====          ======         ======

                                CABOT CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales and operating profit by industry segment are shown in the accompanying table on page 16.

THREE MONTHS ENDED MARCH 31, 1998 VERSUS
THREE MONTHS ENDED MARCH 31, 1997

Net income for the second quarter of fiscal year 1998 was $37.5 million ($0.50 per diluted common share), compared with $29.4 million ($0.38 per diluted common share) in the same quarter a year ago. Net sales and other operating revenues increased 6% to $457.0 million from last year's $432.0 million. Operating profit was $73.4 million for the quarter compared to $57.6 million in the same quarter a year ago. The increase in earnings is primarily due to greater volumes in each of the Company's chemical businesses and greater firm sales commitments in the Company's liquefied natural gas (LNG) business.

In the Specialty Chemicals and Materials Group, sales for the three month period ended March 31, 1998 increased 4% to $372.5 million from $359.2 million last year, on 13% greater volumes. The Company's chemical businesses all achieved significant volume increases. Carbon black and fumed silica volumes for the quarter were up 7% and 8%, respectively, from the same quarter last year. The Cabot Performance Materials (tantalum) business's revenues increased 41% from the prior year's second quarter, reflecting a recovery in the U.S. electronics market over the last year. Also, the Company's plastics business achieved 6% greater volumes for the second quarter, compared with last year's second quarter. The revenue effect of greater chemical volumes was somewhat offset by lower year-to-year carbon black selling prices, which were down 4% on average, and the effects of a stronger U.S. dollar.

Operating profit for the Specialty Chemicals and Materials Group increased 27% to $62.0 million from $48.8 million in the same quarter last year. The fumed silica, carbon black, tantalum and microelectronics materials businesses each experienced increased operating earnings. The inkjet colorants and plastics businesses each reported flat year-to-year earnings comparisons for the second quarter.

The carbon black business reported a modest earnings increase despite lower year-to-year variable margins and a $2 million negative effect from the strengthened U.S. dollar. The Company experienced lower year-to-year carbon black margins because selling price concessions during 1997 exceeded the combined effect of subsequent price increases and feedstock price decreases. Greater year-to-year volumes, lower plant operating costs and lower development costs resulted in an earnings increase in the Company's carbon black business. In general, the effects of weaker Asian markets were more than offset by stronger volumes in North America and Europe.

The fumed silica business experienced an 8% increase in global volumes in the second quarter versus the second quarter of 1997. Year-to-year, the fumed silica business reported greater volumes and higher prices. Additionally, the Company's purchase of its former partner's interest in the Rheinfelden, Germany fumed silica plant contributed positively to operating earnings in the second quarter. As a result, the fumed silica business reported a significant earnings improvement for the second quarter.

The Cabot Performance Materials business (CPM), which manufactures high grade tantalum products, experienced a 41% revenue increase in the second quarter compared to the same quarter a year ago. CPM's margins increased primarily from the effect of substantially higher volumes. CPM contributed an incremental $0.03 per share to the Company's earnings in the second quarter, compared with last year's second quarter. During the second half of fiscal 1996 and the first half of 1997, CPM's volumes were weak due to a slowdown in the U.S. electronics market and inventory surpluses downstream in the tantalum supply

                                CABOT CORPORATION

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)


RESULTS OF OPERATIONS (CONTINUED)

chain. Therefore, the favorable year-to-year comparison for the second quarter of 1998 was anticipated. For the remainder of fiscal year 1998, year-to-year quarterly volume comparisons will no longer reflect prior year market weakness.

Research and development and marketing costs associated with new products was $28.1 million for the second quarter of 1998 versus $27.1 million for the second quarter of 1997. The Company continues to pursue and is encouraged by progress being made in several of its new product and new business initiatives. The Company's objective of developing higher value, differentiated products and creating new businesses is central to its strategy for generating earnings growth.

In the Company's Energy Group, which is comprised of the liquefied natural gas importation and distribution operations, sales for the second quarter increased 16% to $84.5 million from $72.8 million for the same quarter a year ago. The Group's operating profit was $11.4 million, compared with $8.8 million in the second quarter of 1997. The increase in earnings is attributable to greater contribution from firm sales commitments. Since the Company entered fiscal 1998 with a more ample and assured supply of LNG than in recent years, management was able to contract firm sales commitments for a greater amount of LNG during the winter season. Customers pay a premium over the commodity natural gas price in order to secure firm commitments for delivery. The greater amount of firm sales commitments resulted in increased margins during the second quarter, compared with the second quarter of 1997.

SIX MONTHS ENDED MARCH 31, 1998 VERSUS
SIX MONTHS ENDED MARCH 31, 1997

Net income for the six months ended March 31, 1998 was $68.9 million compared with $54.5 million for the first half of fiscal 1997. Operating earnings increased 26% to $136.3 million from $108.1 million.

In the Specialty Chemicals and Materials Group, revenues increased 5% to $735.1 million, from $699.4 million. The effects of greater volumes were somewhat offset by the effects of lower year-to-year prices and a strengthened U.S. dollar. Operating profits increased 20% to $113.5 million, from $94.8 million. Each of the Company's chemical businesses experienced significant physical volume increases. In the Company's carbon black business, the effects of greater volumes and stable margins in the North American, European and South American markets more than offset the effects of Asian market weaknesses and a strengthened U.S. dollar. The Company's fumed silica business continued to experience strong market conditions. This business experienced greater volumes and higher selling prices during the first half of fiscal 1998. CPM contributed an incremental $0.06 per share to the Company's earnings, primarily due to significant year-to-year volume increases.

The Company's Energy Group achieved revenue and operating profit increases of 20% and 71%, respectively, despite a warmer than normal winter in New England, the Energy Group's primary market. An increased supply of gas entering fiscal 1998 allowed the Company to take advantage of higher year-to-year gas prices in the first fiscal quarter, and to increase its firm sales commitments in the six month period.

The Company expects the volume levels in its carbon black, fumed silica and plastics markets to remain strong during the remainder of fiscal 1998, with the exception of certain Asian markets. During the first

                                CABOT CORPORATION

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)


RESULTS OF OPERATIONS (CONTINUED)

two quarters of fiscal 1998 the Company's results have been negatively impacted by recent economic events in Asia and related currency devaluations. The primary impact has been on the performance of the Company's Indonesian carbon black business which reported a $1.7 million operating loss and a $4.2 million currency devaluation for the first half of the year. The Company expects continued weak demand in fiscal 1998 and will continue to monitor conditions in its Asian markets. The Company is presently evaluating its Indonesian carbon black operations and related outlook under various operating scenarios. In CPM, management has seen some initial signs of softening demand in the Company's end markets, primarily computers and electronics.

CASH FLOWS AND LIQUIDITY

During the first six months of the year the Company's operations provided $78 million of cash compared to $42 million last year.

Capital spending for the first six months of the year was $98 million. The Company plans to make approximately $250 million of capital expenditures during the fiscal year. The major components of the 1998 capital program include new business expansion, the Company's equity share of a natural gas liquefaction project in Trinidad, refurbishment of the Company's LNG tanker, capacity expansion in the Company's fumed silica business, and normal plant operating capital projects.

During the first six months of the year, the Company purchased approximately
1.8 million shares of the Company's common stock. At March 31, 1998, there were approximately 1.6 million shares remaining under an outstanding repurchase authorization.

On October 21, 1997, the Company issued $50 million of notes maturing as follows: $25 million matures in 30 years; and $25 million matures in 30 years with a one-time put option 7 years from issuance. The notes have a weighted average interest rate of 7.1%. Proceeds from the issuance were used to reduce short-term debt. The Company's ratio of total debt (including short-term debt net of cash) to capital increased from 43% at September 30, 1997 to 45% at the end of the second quarter.

Subsequent to March 31, 1998, the Company sold 1.5 million shares of K N Energy, Inc. common stock. The sale of these shares resulted in an pre-tax gain of approximately $62 million. The net proceeds from these sales were used to reduce short-term debt.

The Company maintains a credit agreement under which the Company may borrow up to $300 million at floating rates. The facility is available through January 3, 2002. Management expects cash from operations and present financing arrangements, including the Company's unused line of credit, to be sufficient to meet the Company's cash requirements for the foreseeable future. The Company had no borrowings outstanding under this line at March 31, 1998.

COMPANY PREPARES FOR YEAR 2000

Many computer systems and other automated systems will experience problems handling dates beyond the year 1999. All automated systems and technology need review for year 2000 compliance. Some software and hardware will need to be modified or replaced prior to the year 2000 in order to remain functional. The Company is assessing the readiness of all its automated systems to handle the year 2000 issue. The Company expects to successfully implement the systems and programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance that there will not be a

                                CABOT CORPORATION

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)


COMPANY PREPARES FOR YEAR 2000 (CONTINUED)

delay in, or increased costs associated with, the implementation of such changes. Additionally, there is the possibility that the Company's inability to implement such changes could have an adverse effect on future results of operations. Furthermore, it is not possible for the Company to estimate the effects, if any, on the Company from year 2000 disruptions experienced by its vendors, customers, other parties with which the Company deals or more distant parties who deal, directly or indirectly, with any of the foregoing.

                                CABOT CORPORATION

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)

                 (Amounts in millions, except per share amounts)

                                    UNAUDITED


                                              Three Months Ended    Six Months Ended
                                              ------------------   -----------------
                                               3/31/98   3/31/97   3/31/98   3/31/97
                                               -------   -------   -------   -------
INDUSTRY SEGMENT DATA

Net Sales:
Specialty chemicals and materials              $372.5    $359.2    $735.1    $699.4
Energy                                           84.5      72.8     157.3     131.4
                                               ------    ------    ------    ------
   Net sales                                   $457.0    $432.0    $892.4    $830.8
                                               ======    ======    ======    ======

Operating profit:
Specialty chemicals and materials              $ 62.0    $ 48.8    $113.5    $ 94.8
Energy                                           11.4       8.8      22.8      13.3
                                               ------    ------    ------    ------
   Total operating profit                        73.4      57.6     136.3     108.1

Interest expense                                (11.1)    (10.6)    (22.5)    (20.3)
General corporate/other expenses                 (8.7)     (7.0)    (14.9)    (13.1)
                                               ------    ------    ------    ------

Income before income taxes                       53.6      40.0      98.9      74.7
Provision for income taxes                      (19.3)    (14.4)    (35.6)    (26.9)
Equity in net income of affiliated companies      4.0       3.9       7.0       7.9
Minority interest in income                      (0.8)     (0.1)     (1.4)     (1.2)
                                               ------    ------    ------    ------

Net income                                       37.5      29.4      68.9      54.5

Dividends on preferred stock                     (0.8)     (0.8)     (1.6)     (1.6)
                                               ------    ------    ------    ------

Income applicable to common shares             $ 36.7    $ 28.6    $ 67.3    $ 52.9
                                               ======    ======    ======    ======

Income per common share:

   Basic                                       $ 0.56    $ 0.42    $ 1.02    $ 0.77
                                               ======    ======    ======    ======
   Diluted                                     $ 0.50    $ 0.38    $ 0.91    $ 0.69
                                               ======    ======    ======    ======


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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In 1994, Cabot Corporation ("Cabot") and the State of Florida agreed to a settlement of a 1983 state court lawsuit requiring Cabot to pay the State $650,000 in past costs associated with a site in Gainesville, Florida. Cabot also resolved claims of the United States Environmental Protection Agency ("EPA") for the site by paying a fine of $416,000. The site included a parcel of land on which Cabot previously owned and operated a pine tar distillation plant. Cabot has completed the implementation of a soil and groundwater remedy at the site in accordance with requirements of EPA and is currently operating and maintaining the groundwater collection system at the site, monitoring site conditions and conducting a search for water wells on the property. Recent monitoring of the groundwater collection system revealed slightly elevated levels of certain contaminants, and Cabot is undertaking additional maintenance activities on the collection system in an effort to address this condition. In 1995, Cabot filed a cost recovery suit against other responsible parties at the site seeking reimbursement of their share of Cabot's response costs. Settlements have now been reached with all of the defendants in that suit and definitive settlement agreements are in preparation.

In 1986, Cabot sold a manufacturing facility in Reading, Pennsylvania to NGK Metals, Inc. ("NGK"). In doing so, Cabot agreed to share on an equal basis with NGK the costs of certain environmental remediation of the Reading plant site. After the sale, EPA issued an order to NGK requiring it to address soil and groundwater contamination at the site. In 1996 and 1997, NGK's contractor completed the soil remediation component of the work. In August 1997, after completion of the soil cleanup project, the contractor notified NGK that it had incurred substantial additional costs over the base contract for the work and that NGK was responsible for those extra costs. NGK, with support from Cabot, has disputed this claim. In addition, in late 1996, NGK discovered an additional area of contamination at the Reading plant site which it claims is subject to the cost sharing provisions of its agreement with Cabot. Cabot has contested this claim. The groundwater remediation component of the work is currently being designed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Cabot Corporation was held on March 12, 1998. An election of Directors was held at which Mr. Charles P. Siess, Jr. was nominated and elected to the class of Directors whose terms expire in 1999, and Messrs. Kennett F. Burnes, John G.L. Cabot, John S. Clarkeson, Robert P. Henderson, Roderick C.G. MacLeod and John F. O'Brien were nominated and elected to the class of Directors whose terms expire in 2001. The following votes were cast for or withheld with respect to each of the nominees:

     Director                            In Favor Of            Withheld
     --------                            -----------            --------
     Kennett F. Burnes                   66,048,179              952,437
     John G.L. Cabot                     66,210,940              789,676
     John S. Clarkeson                   66,164,064              836,552
     Robert P. Henderson                 66,211,399              789,217
     Roderick C.G. MacLeod               66,208,622              791,994
     John F. O'Brien                     66,186,575              814,041
     Charles P. Siess, Jr.               66,208,609              792,007

Other Directors whose terms of office as Directors continued after the meeting are:

     Director                            Term Of Office Expires
     --------                            ----------------------

     Samuel W. Bodman                            1999
     Jane C. Bradley                             1999
     Arthur L. Goldstein                         1999
     Arnold S. Hiatt                             2000
     John H. McArthur                            1999
     David V. Ragone                             2000

     Morris Tanenbaum                    2000
     Lydia W. Thomas                     2000
     Mark S. Wrighton                    2000

                           PART II. OTHER INFORMATION
                                   (CONTINUED)



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


         (b)    REPORTS ON FORM 8-K

                No report on Form 8-K was filed by the Company during the three months ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    CABOT CORPORATION




Date: May 14, 1998                                  /s/ Robert L. Culver
                                                    ----------------------------
                                                    Robert L. Culver
                                                    Executive Vice President and
                                                    Chief Financial Officer


Date: May 14, 1998                                  /s/ William T. Anderson
                                                    ----------------------------
                                                    William T. Anderson
                                                    Controller
                                                    (Chief Accounting Officer)