Form 10-Q
period 1998-06-30
CABOT CORP
filed 1998-08-14
CIK 16040

                                    FORM 10-Q

                              --------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                  JUNE 30, 1998

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

       AS OF AUGUST 12, 1998, THE COMPANY HAD 68,772,713 SHARES OF COMMON
                  STOCK, PAR VALUE $1 PER SHARE, OUTSTANDING.

                                CABOT CORPORATION

                                      INDEX


Part I.  Financial Information                                              Page
                                                                            ----
         Item 1.    Financial Statements

                    Consolidated Statements of Income
                         Three Months Ended June 30, 1998 and 1997            3

                    Consolidated Statements of Income
                         Nine Months Ended June 30, 1998 and 1997             4

                    Consolidated Balance Sheets
                         June 30, 1998 and September 30, 1997                 5

                    Consolidated Statements of Cash Flows
                         Nine Months Ended June 30, 1998 and 1997             7

                    Notes to Consolidated Financial Statements                8

         Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                 13


Part II. Other Information

         Item 6.    Exhibits and Reports on Form 8-K                         18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                CABOT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    Three Months Ended June 30, 1998 and 1997

                 (Amounts in millions, except per share amounts)

                                    UNAUDITED

                                                          1998          1997
                                                         ------        ------
Revenues:
  Net sales and other operating revenues                 $376.3        $398.6
  Interest and dividend income                              1.0           1.9
                                                         ------        ------
    Total revenues                                        377.3         400.5
                                                         ------        ------
Costs and Expense:
  Cost of sales                                           244.8         274.2
  Selling and administrative expenses                      62.5          53.5
  Research and technical service                           20.1          20.4
  Interest expense                                         10.7          11.4
  Special charges and impairments (Note D)                 85.0             -
  Gain on sale of equity securities (Note E)              (90.3)            -
  Other charges, net                                        0.5           3.3
                                                         ------        ------
    Total costs and expenses                              333.3         362.8
                                                         ------        ------

Income before income taxes                                 44.0          37.7
Provision for income taxes                                (15.8)        (13.6)
Equity in net income of affiliated companies                6.1           5.2
Minority interest in income                                (1.0)         (0.6)
                                                         ------        ------

Net income                                                 33.3          28.7

  Dividends on preferred stock,
    net of tax benefit of $0.5 and $0.5                    (0.8)         (0.8)
                                                         ------        ------

Income available to common shares                        $ 32.5        $ 27.9
                                                         ======        ======


Weighted average common shares outstanding (Note F):
  Basic                                                    66.4          67.7
  Diluted                                                  74.5          76.1

Income per common share (Note F):
  Basic                                                  $ 0.49        $ 0.41
                                                         ======        ======
  Diluted                                                $ 0.44        $ 0.37
                                                         ======        ======


Dividends per common share                               $ 0.11        $ 0.10
                                                         ======        ======


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    Nine Months Ended June 30, 1998 and 1997

                 (Amounts in millions, except per share amounts)

                                    UNAUDITED


                                                           1998        1997
                                                         --------    --------
Revenues:
   Net sales and other operating revenues                $1,268.7    $1,229.4
   Interest and dividend income                               4.3         5.2
                                                         --------    --------
     Total revenues                                       1,273.0     1,234.6
                                                         --------    --------

Costs and expenses:
   Cost of sales                                            854.7       859.5
   Selling and administrative expenses                      178.1       160.3
   Research and technical service                            59.6        63.8
   Interest expense                                          33.2        31.6
   Special charges and impairments (Note D)                  85.0           -
   Gain on sale of equity securities (Note E)               (90.3)          -
   Other charges, net                                         9.7         7.0
                                                         --------    --------
     Total costs and expenses                             1,130.0     1,122.2
                                                         --------    --------

Income before income taxes                                  143.0       112.4
Provision for income taxes                                  (51.5)      (40.5)
Equity in net income of affiliated companies                 13.1        13.1
Minority interest in income                                  (2.4)       (1.8)
                                                         --------    --------

Net income                                                  102.2        83.2

   Dividends on preferred stock,
     net of tax benefit of $1.5 and $1.6                     (2.4)       (2.4)
                                                         --------    --------

Income available to common shares                        $   99.8    $   80.8
                                                         ========    ========

Weighted average common shares outstanding (Note F):
   Basic                                                     66.6        68.5
   Diluted                                                   74.6        76.9

Income per common share (Note F):
   Basic                                                 $   1.50    $   1.18
                                                         ========    ========
   Diluted                                               $   1.35    $   1.06
                                                         ========    ========

Dividends per common share                               $   0.31    $   0.30
                                                         ========    ========




The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1998 and September 30, 1997

                  (Amounts in millions, except share amounts)

                                     ASSETS




                                                        June 30    September 30
                                                         1998          1997
                                                       --------    ------------
                                                      (Unaudited)
Current assets:
   Cash and cash equivalents                           $   70.8      $   39.2
   Accounts and notes receivable
     (net of reserve for doubtful
      accounts of $4.6 and $5.1)                          289.4         288.6

   Inventories:
     Raw materials                                         67.7          81.1
     Work in process                                       60.4          59.8
     Finished goods                                        74.0          64.1
     Other                                                 43.2          41.9
                                                       --------      --------
       Total inventories                                  245.3         246.9

   Prepaid expenses (Note D)                               15.6          21.3
   Deferred income taxes                                   12.5          15.2
                                                       --------      --------

Total current assets                                      633.6         611.2
                                                       --------      --------
Investments:
   Equity                                                  83.8          86.1
   Other (Note E)                                          72.6         146.6
                                                       --------      --------
     Total investments                                    156.4         232.7
                                                       --------      --------

Property, plant and equipment                           1,817.1       1,759.8
Accumulated depreciation and amortization                (896.6)       (837.5)
                                                       --------      --------
   Net property, plant and equipment (Note D)             920.5         922.3
                                                       --------      --------

Other assets:
   Intangible assets, net of amortization (Note D)         22.8          39.1
   Deferred income taxes                                    4.8           4.2
   Other assets                                            20.8          14.1
                                                       --------      --------
     Total other assets                                    48.4          57.4
                                                       --------      --------

Total assets                                           $1,758.9      $1,823.6
                                                       ========      ========




The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 1998 and September 30, 1997

                   (Amounts in millions, except share amounts)

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                         June 30        September 30
                                                                          1998              1997
                                                                        --------        ------------
                                                                       (Unaudited)
Current liabilities:
   Notes payable to banks                                               $  272.4          $  200.8
   Current portion of long-term debt                                        10.8             115.0
   Accounts payable and accrued liabilities                                201.2             223.9
   U.S. and foreign income taxes payable                                     2.2               0.7
   Deferred income taxes                                                     1.1               1.0
                                                                        --------          --------
     Total current liabilities                                             487.7             541.4
                                                                        --------          --------

Long-term debt                                                             322.5             285.5
Deferred income taxes                                                       80.6              99.2
Other liabilities                                                          144.2             146.9

Commitments and contingencies (Note C)                                         -                 -

Minority interest                                                           24.4              22.8

Stockholders' Equity (Note G):

Preferred Stock:
   Authorized: 2,000,000 shares of $1 par value
   Series A Junior Participating Preferred Stock
     Issued and outstanding:  none
   Series B ESOP Convertible Preferred Stock 7.75% Cumulative
     Issued: 75,336 shares (aggregate redemption value
       of $67.6 and $69.4)                                                  75.3              75.3

Less cost of preferred treasury stock                                      (12.9)             (9.4)

Common stock:
   Authorized:  200,000,000 shares of $1 par value
     Issued: 135,549,936 shares                                            135.5             135.5

Additional paid-in capital                                                  39.0              39.3

Retained earnings                                                        1,317.0           1,238.2

Less cost of common treasury stock
   (including unearned compensation amounts of $8.1 and $18.3)            (769.3)           (723.7)

Deferred employee benefits                                                 (61.1)            (62.5)

Unrealized gain on available-for-sale securities                            15.6              53.9

Foreign currency translation adjustments                                   (39.6)            (18.8)
                                                                        --------          --------

Total stockholders' equity                                                 699.5             727.8
                                                                        --------          --------

Total liabilities and stockholders' equity                              $1,758.9          $1,823.6
                                                                        ========          ========



The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine Months Ended June 30, 1998 and 1997

                              (Amounts in millions)

                                    UNAUDITED

                                                                            1998            1997
                                                                          -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                $ 102.2         $  83.2
Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                                           82.0            81.2
     Deferred tax provision (benefit)                                         4.0            (1.6)
     Equity in net income of affiliated companies,
       net of dividends received                                             (7.6)           (4.5)
     Special charges and impairments                                         85.0               -
     Gain on sale of equity securities                                      (90.3)              -
     Other, net                                                               8.1             7.6

Changes in assets and liabilities, net of the effect of acquisitions and the consolidation of equity affiliates:
     Increase in accounts receivable                                         (8.7)          (38.0)
     Increase in inventory                                                   (4.9)           (2.5)
     Decrease in accounts payable and accruals                              (29.4)          (15.5)
     Increase in prepayments and intangible assets                           (7.2)           (0.5)
     Increase (decrease) in income taxes payable                              2.0           (17.4)
     Other, net                                                               2.2             2.0
                                                                          -------         -------

     Cash provided by operating activities                                  137.4            94.0
                                                                          -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property, plant and equipment                              (115.0)         (131.9)
   Proceeds on sale of business                                               -              35.0
   Investments and acquisitions, excluding cash acquired                    (30.3)          (21.4)
   Purchase of available-for-sale securities                                (20.2)          (11.3)
   Proceeds from sale of available-for-sale securities                      129.5               -
   Cash from consolidation of equity affiliates and other                     2.3               -
   Proceeds from sale of property, plant and equipment                        5.0               -
   Other                                                                      -               0.6
                                                                          -------         -------

     Cash used by investing activities                                      (30.7)         (129.0)
                                                                          -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from long-term debt                                              63.1            90.0
   Repayments of long-term debt                                            (128.4)          (16.1)
   Net increase in short-term debt                                           71.3            48.2
   Purchases of treasury stock                                              (65.3)          (72.9)
   Sales and issuances of treasury stock                                      8.5             4.2
   Cash dividends paid to stockholders                                      (23.4)          (23.5)
                                                                          -------         -------

     Cash provided (used) by financing activities                           (74.2)           29.9
                                                                          -------         -------

Effect of exchange rate changes on cash                                      (0.9)           (1.6)
                                                                          -------         -------

Increase (decrease) in cash and cash equivalents                             31.6            (6.7)

Cash and cash equivalents at beginning of period                             39.2            58.1
                                                                          -------         -------

Cash and cash equivalents at end of period                                $  70.8         $  51.4
                                                                          =======         =======


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

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

         The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair presentation of the results for the interim periods ended June 30, 1998 and 1997. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

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

D.       SPECIAL CHARGES AND IMPAIRMENTS

         The Company acquired an 80% ownership interest in P.T. Continental Carbon Indonesia ("PTCCI"), an Indonesian carbon black plant located in Merak, Indonesia, during 1996. The recent financial and economic crisis in Indonesia has resulted in a significant decline in demand for carbon black in the region. As a result, management decided to temporarily halt production at this plant. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets, the Company recognized an impairment loss of $60 million for the difference between the carrying value of PTCCI's long-lived assets of $77 million and the estimated fair value. The charge to the Specialty Chemicals and Materials Group consisted of $34 million for property, plant and equipment and other assets and $26 million for goodwill and other intangible assets.

                                CABOT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 1998

D.       SPECIAL CHARGES AND IMPAIRMENTS (CONTINUED)

         During 1997, the Company entered into an agreement to process tantalum ore residues from the Company's past production of tantalum. The Company expected that the process would produce economic recoveries of tantalum and recognized prepaid expenses of approximately $25 million of costs associated with the agreement through the third quarter of 1998. However, the tantalum recovery rate to date has been substantially lower than expected. Therefore, in the third quarter of 1998, management discontinued the project which resulted in a charge of $25 million to operations of the Specialty Chemicals and Materials Group.

E.       INVESTMENTS

         During the third quarter the Company sold 2.3 million shares of its investment in K N Energy, Inc. The Company received cash proceeds of $129.5 million and recorded a gain of $90.3 million related to the sale.

F.       EARNINGS PER SHARE (EPS)

         The Company has adopted SFAS No. 128, Earnings Per Share. As a result, primary and fully diluted earnings per share have been replaced by basic and diluted earnings per share. Amounts related to prior periods have been restated to reflect the new requirement.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 1998
                                    UNAUDITED

F.       EARNINGS PER SHARE (CONTINUED)

                       Reconciliation of Income and Shares
                    Three Months Ended June 30, 1998 and 1997

                 (Amounts in millions, except per share amounts)

                                                                         1998       1997
                                                                        -----      -----
         BASIC EPS COMPUTATION

         Net Income (Numerator)                                         $33.3      $28.7
         Less:  Dividends on preferred stock                             (0.8)      (0.8)
                                                                        -----      -----
         INCOME AVAILABLE TO COMMON SHARES                              $32.5      $27.9
                                                                        =====      =====


         Shares of common stock at April 1 (Denominator)                 67.9       69.8
         Net weighted shares of treasury stock purchased                    -       (0.6)
         Contingently issuable shares                                    (1.5)      (1.5)
                                                                        -----      -----
         WEIGHTED AVERAGE SHARES                                         66.4       67.7
                                                                        =====      =====

         BASIC EPS                                                      $0.49      $0.41
                                                                        =====      =====


         DILUTED EPS CALCULATION

         Income available to common shares (Numerator)                  $32.5      $27.9
         Plus:  Dividends on preferred stock                              0.8        0.8
                Income impact of assumed conversion of
                    preferred stock                                      (0.4)      (0.4)
                                                                        -----      -----
         INCOME AVAILABLE TO COMMON SHARES + ASSUMED CONVERSIONS        $32.9      $28.3
                                                                        =====      =====


         Shares of common stock at April 1 (Denominator)                 67.9       69.8
         Net weighted shares of treasury stock purchased                    -       (0.6)
         Convertible preferred stock                                      5.9        6.0
         Equity incentive awards                                          0.7        0.9
                                                                        -----      -----
         ADJUSTED WEIGHTED AVERAGE SHARES                                74.5       76.1
                                                                        =====      =====

         DILUTED  EPS                                                   $0.44      $0.37
                                                                        =====      =====

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 1998
                                    UNAUDITED

F.       EARNINGS PER SHARE (CONTINUED)

                       Reconciliation of Income and Shares
                    Nine Months Ended June 30, 1998 and 1997

                 (Amounts in millions, except per share amounts)

                                                                     1998         1997
                                                                    ------       -----
         BASIC EPS COMPUTATION

         Net Income (Numerator)                                     $102.2       $83.2
         Less:  Dividends on preferred stock                          (2.4)       (2.4)
                                                                    ------       -----
         INCOME AVAILABLE TO COMMON SHARES                          $ 99.8       $80.8
                                                                    ======       =====


         Shares of common stock at October 1 (Denominator)            69.5        71.6
         Net weighted shares of treasury stock purchased              (1.4)       (1.6)
         Contingently issuable shares                                 (1.5)       (1.5)
                                                                    ------       -----
         WEIGHTED AVERAGE SHARES                                      66.6        68.5
                                                                    ======       =====

         BASIC EPS                                                  $ 1.50       $1.18
                                                                    ======       =====


         DILUTED EPS CALCULATION

         Income available to common shares (Numerator)              $ 99.8       $80.8
         Plus:  Dividends on preferred stock                           2.4         2.4
                Income impact of assumed conversion of
                    preferred stock                                   (1.3)       (1.3)
                                                                    ------       -----
         INCOME AVAILABLE TO COMMON SHARES + ASSUMED CONVERSIONS    $100.9       $81.9
                                                                    ======       =====


         Shares of common stock at October 1 (Denominator)            69.5        71.6
         Net weighted shares of treasury stock purchased              (1.4)       (1.6)
         Convertible preferred stock                                   5.9         6.0
         Equity incentive awards                                       0.6         0.9
                                                                    ------       -----
         ADJUSTED WEIGHTED AVERAGE SHARES                             74.6        76.9
                                                                    ======       =====

         DILUTED  EPS                                               $ 1.35       $1.06
                                                                    ======       =====

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 1998
                                    UNAUDITED


G.       STOCKHOLDERS' EQUITY

         The following table summarizes the changes in stockholders' equity for the nine months ended June 30, 1998.

                  (Amounts in millions, except share amounts)


                                               Preferred Stock     Preferred            Common Stock
                                               ---------------   Treasury Stock     --------------------    Additional
                                               Shares            ---------------      Shares                  Paid-in     Retained
                                               Issued    Value   Shares    Cost       Issued       Value      Capital     Earnings
                                               ------    -----   ------   ------    -----------   ------    ----------    --------

Balance at September 30, 1997                  75,336    $75.3    6,956   $ (9.4)   135,549,936   $135.5       $39.3      $1,238.2

Net income                                                                                                                   102.2

Common stock dividends paid                                                                                                  (21.0)

Issuance of treasury stock under
   employee compensation plans                                                                                  (1.6)

Purchase of treasury stock - common

Purchase of treasury stock - preferred                            1,302     (3.5)

Sale of treasury stock to Cabot
   Retirement Incentive Savings Plan                                                                             1.3

Preferred stock dividends paid to Employee
   Stock Ownership Plan, net of tax                                                                                           (2.4)

Principal payment by Employee Stock
   Ownership Plan under guaranteed loan

Amortization of unearned compensation

Unrealized gain, net of deferred tax

Foreign currency translation adjustments
                                               ------    -----    -----   ------    -----------   ------       -----      --------

Balance at June 30, 1998                       75,336    $75.3    8,258   $(12.9)   135,549,936   $135.5       $39.0      $1,317.0
                                               ======    =====    =====   ======    ===========   ======       =====      ========


                                                   Common                                  Unrealized      Foreign
                                               Treasury Stock                  Deferred      Gain on       Currency        Total
                                            -------------------    Unearned    Employee   Available for   Translation  Stockholders'
                                              Shares      Cost   Compensation  Benefits  Sale Securities  Adjustments     Equity
                                            ----------  -------  ------------  --------  ---------------  -----------  -------------


Balance at September 30, 1997               66,067,426  $(705.4)    $(18.3)     $(62.5)        $53.9         $(18.8)      $727.8

Net income                                                                                                                 102.2

Common stock dividends paid                                                                                                (21.0)

Issuance of treasury stock under
   employee compensation plans                (473,870)     5.2        2.8                                                   6.4

Purchase of treasury stock - common          2,254,624    (61.8)                                                           (61.8)

Purchase of treasury stock - preferred                                                                                      (3.5)

Sale of treasury stock to Cabot
   Retirement Incentive
   Savings Plan                                (74,829)     0.8                                                              2.1

Preferred stock dividends paid to Employee
   Stock Ownership Plan, net of tax                                                                                         (2.4)

Principal payment by Employee Stock
   Ownership Plan under guaranteed loan                                            1.4                                       1.4

Amortization of unearned compensation                                  7.4                                                   7.4

Unrealized gain, net of deferred tax                                                           (38.3)                      (38.3)

Foreign currency translation adjustments                                                                      (20.8)       (20.8)
                                            ----------  -------     ------      ------         -----         ------       ------

Balance at June 30, 1998                    67,773,351  $(761.2)    $(8.1)      $(61.1)        $15.6         $(39.6)      $699.5
                                            ==========  =======     =====       ======         =====         ======       ======

                                CABOT CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Sales and operating profit by industry segment are shown in the accompanying table on page 17.

THREE MONTHS ENDED JUNE 30, 1998 VERSUS
THREE MONTHS ENDED JUNE 30, 1997

Net income for the third quarter of fiscal year 1998 was $33.3 million ($0.44 per diluted common share), compared to $28.7 million ($0.37 per diluted common share) in the same quarter a year ago. The quarter just ended included $0.04 per diluted share of contribution from special items. Excluding those items to form a comparative basis, the third quarter's earnings were $0.40, compared with $0.37 per share for the third quarter last year.

The third quarter's earnings included the effects of three special items. During the quarter, the Company sold 2.3 million shares of its investment in K N Energy, Inc., generating a $90.3 million gain. The Company also recorded charges of $60 million for an asset impairment related to an Indonesian carbon black plant, and $25 million related to a tantalum ore recovery project. These special items contributed a net $0.04 per diluted share of contribution to the Company's third quarter earnings, but have been excluded from the amounts in the following discussion of third quarter and nine month operating results.

Net sales and other operating revenues were $376.3 million for the quarter compared to $398.6 million in the same quarter a year ago. Operating profit for the quarter increased 5% to $58.6 million from last year's $55.9 million. The increase in operating profit was achieved despite the negative effects of significantly weaker Asian market conditions, the effect of a stronger U.S. dollar and weak summer prices in the Company's liquefied natural gas market.

In the Specialty Chemicals and Materials Group, sales for the three month period ended June 30, 1998 decreased 5% to $354.0 million from $372.4 million in the same quarter last year. The lower revenues reflected 3% lower chemical volumes. Volumes for the Company's fumed silica and carbon black businesses were roughly flat for the quarter. Lower demand in the electronics markets, caused in part by weak Asian conditions, resulted in 13% lower tantalum volumes compared with the same quarter last year. Volume in the Company's plastics business decreased 19% for the third quarter, compared with last year's third quarter.

Operating profit for the Specialty Chemicals and Materials Group increased 9% to $64.0 million for the third quarter, compared to $58.7 million for the third quarter of 1997. The increase in operating profit was primarily due to higher year-to-year earnings in the Company's fumed silica business. The Company's microelectronics materials business also reported higher operating results, driven by 41% volume growth and greater contribution from new products. The inkjet colorants and plastics businesses each reported slightly lower operating results from last year's third quarter results.

The carbon black business reported a modest increase in operating profit despite a $4 million decrease in the Pacific Asia region's earnings and a $2 million negative effect from the strengthened U.S. dollar. Greater carbon black volumes in North America offset the effects of 24% lower Pacific Asia volumes. The carbon black business continued to experience lower year-to-year margins, the effect of passing through a substantial portion of lower carbon black feedstock costs for some commodity grades.

The fumed silica business reported greater operating profit during the third quarter, compared with the year-ago quarter. Higher prices and lower material costs contributed to the favorable earnings comparison. Year-to-year volumes were flat. Additionally, the Company's purchase of its former partner's 50% interest in the Rheinfelden, Germany fumed silica plant contributed positively to operating results in the third quarter.

                                CABOT CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

The Company's performance materials business (CPM), which manufactures high grade tantalum products, reported slightly lower operating profits for the third quarter compared to the same quarter a year ago. CPM experienced 13% lower volumes in the third quarter compared to a strong third quarter a year ago due to lower demand in electronics markets. The effects of lower tantalum volumes and increased spending on research and development in the Company's barium titanate and niobium flake initiatives were offset by improved margins.

Selling and administrative expenses increased to $62.5 million for the third quarter of 1998 from $53.5 million in the same quarter a year ago. The increase is primarily attributable to increased development spending in the Company's new product and new business initiatives, and increases in reorganization and legal expenses.

Research and technical expenses and related marketing costs associated with new products were $27.3 million for the third quarter of 1998 versus $25.5 million for the third quarter of 1997. The Company continues to pursue and is encouraged by progress being made in several of its new product and new business initiatives. The Company's objective of developing higher value, differentiated products and creating new businesses is central to its strategy for generating earnings growth.

In the Company's Energy Group, which comprises the liquefied natural gas (LNG) importation and distribution operations, sales for the third quarter of 1998 decreased 15% to $22.3 million from $26.2 million for the same quarter in 1997. A $5.4 million operating loss was reported, compared with an operating loss of $2.8 million in the third quarter of 1997. The LNG business has historically reported losses in the third quarter due to the seasonal nature of its business. This year, however, operating results were further affected by lower than usual summer gas prices and a weak summer liquid refill market due to an unusually warm winter.

NINE MONTHS ENDED JUNE 30, 1998 VERSUS
NINE MONTHS ENDED JUNE 30, 1997

For the nine months ended June 30, 1998, net income was $102.2 million ($1.35 per diluted common share) compared to $83.2 million ($1.06 per diluted common share) in the same period a year ago. Net sales increased 3% to $1,268.7 million from $1,229.4 million last year. Excluding special items, operating profit increased $31 million or 19% to $194.9 million from $163.9 million in the same quarter a year ago.

In the Specialty Chemicals and Materials Group, net sales for the nine month period ended June 30, 1998 increased 2% to $1,089.1 million from $1,071.8 million in the same period a year ago. Chemical sales volumes were favorable year-to-year, particularly during the first half of the fiscal year. Operating profit for the Specialty Chemicals and Materials Group increased 16% to $177.5 million from $153.5 million last year. Each of the Company's chemical businesses reported increased operating profit for the nine month period. The effect of greater chemical volumes was somewhat offset by weak demand in Asian markets, lower year-to-year carbon black selling prices and the effects of a stronger U.S. dollar.

In the Energy Group, revenues increased 14% to $179.6 million from $157.6 million and operating profit grew 67% to $17.4 million from $10.4 million in the same period a year ago. Operating results improved largely due to greater availability of liquefied natural gas entering fiscal 1998, allowing the Company to take advantage of higher year-to-year gas prices and to increase its firm sales commitments during the first half of the year.

The Company expects a more challenging operating environment for the remainder of its fiscal year. Asian conditions are not expected to improve significantly over the next few months. The slowdown in the world's personal electronics market is affecting the Company's tantalum business, and is expected to last through much of 1998 before returning to a pattern of normal growth early next year. A warmer than normal winter in New England,

                                CABOT CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

which is the Energy Group's primary market, has caused lower summer gas prices and a weak summer refill market, and is expected to negatively affect the Company's LNG business in the second half of the fiscal year.

The Company's effective tax rate for the quarters ended June 30, 1998 and 1997 was 36%.

FINANCIAL CONDITION

CASH FLOWS AND LIQUIDITY

During the first nine months of the year the Company's operations provided $137.4 million of cash compared to $94.0 million last year.

Capital spending on investments, acquisitions, equity securities and property, plant and equipment for the first nine months of the year was $167.5 million. The Company plans to make approximately $250 million of capital expenditures during the fiscal year. The major components of the 1998 capital program include new business expansion spending, the Company's equity share of a natural gas liquefaction project in Trinidad, refurbishment of the Company's LNG tanker, capacity expansion in the Company's fumed silica business, and normal plant operating capital projects.

During the first nine months of the year, the Company repurchased approximately
2.3 million shares of the Company's common stock, which includes 1.9 million shares under a Board authorized repurchase program. At June 30, 1998, there were approximately 1.5 million shares remaining under the outstanding repurchase authorization.

On October 21, 1997, the Company issued $50 million of notes maturing as follows: $25 million maturing in 30 years; and $25 million maturing in 30 years with a one-time put option 7 years from issuance. The notes have a weighted average interest rate of 7.1%. Proceeds from the issuance were used to reduce short-term debt.

During the quarter the Company sold 2.3 million shares of K N Energy, Inc. and recognized a $90.3 million gain from the sale of those securities. Proceeds from the sale were used to repay short-term debt. Cabot continues to own approximately 650,000 shares of K N Energy, Inc. common stock.

The Company's ratio of total debt (including short-term debt net of cash) to capital was 43% at June 30, 1998 and September 30, 1997.

The Company maintains a credit agreement under which the Company may borrow up to $300 million at floating rates. The facility is available through January 3, 2002. The Company had no borrowings outstanding under this line at June 30, 1998. Management expects cash from operations and present financing arrangements, including the Company's unused line of credit, to be sufficient to meet the Company's cash requirements for the foreseeable future.

SPECIAL CHARGES AND IMPAIRMENTS

The Company acquired an 80% ownership interest in P.T. Continental Carbon Indonesia ("PTCCI"), an Indonesian carbon black plant located in Merak, Indonesia, during 1996. The recent financial and economic crisis in Indonesia has resulted in a significant decline in demand for carbon black in the region. As a result, management decided to temporarily halt production at this plant. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets, the Company recognized an impairment loss of $60 million for the difference between the carrying value of PTCCI's long-lived assets of $77 million and the estimated fair value.

                                CABOT CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

SPECIAL CHARGES AND IMPAIRMENTS (CONTINUED)

The charge to the Specialty Chemicals and Materials Group consisted of $34 million for property, plant and equipment and other assets and $26 million for goodwill and other intangible assets.

During 1997, the Company entered into an agreement to process tantalum ore residues from the Company's past production of tantalum. The Company expected that the process would produce economic recoveries of tantalum and capitalized approximately $25 million of costs associated with the agreement through the third quarter of 1998. However, the tantalum recovery rate to date has been substantially lower than expected. Therefore, in the third quarter of 1998, management discontinued the project which resulted in a charge of $25 million to operations of the Specialty Chemicals and Materials Group.

COMPANY PREPARES FOR YEAR 2000

Many computer systems and other automated systems will experience problems handling dates beyond the year 1999. All automated systems and technology need review for year 2000 compliance. Some software and hardware will need to be modified or replaced prior to the year 2000 in order to remain functional. The Company is assessing the readiness of all its automated systems to handle the year 2000 issue. The Company expects to successfully implement the systems and programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of such changes. Additionally, there is the possibility that the Company's inability to implement such changes could have an adverse effect on future results of operations. The Company does not believe that it is in a position to assess reliably the year 2000 readiness of its vendors, customers or other parties with which the Company deals, or more distant parties who deal, directly or indirectly, with any of the foregoing. The Company cannot predict reliably the source, nature or extent of any year 2000 disruptions that may be experienced in the U.S. or other countries where it operates and, therefore, cannot predict reliably the effect any such disruptions may have on the Company, its operations or financial condition. The Company does not believe it is practicable to insulate itself from all possible year 2000 disruptions in the U.S. or other countries where it operates.

NEW ACCOUNTING STANDARDS

In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the effect, if any, of implementing SFAS 133.

                                CABOT CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

                 (Amounts in millions, except per share amounts)

                                    UNAUDITED


                                                              Three Months Ended       Nine Months Ended
                                                              ------------------     ---------------------
                                                              6/30/98    6/30/97      6/30/98      6/30/97
                                                              -------    -------     --------     --------
Industry Segment Data
---------------------

Net Sales:
Specialty chemicals and materials                             $354.0      $372.4     $1,089.1     $1,071.8
Energy                                                          22.3        26.2        179.6        157.6
                                                              ------      ------     --------     --------
   Net sales                                                  $376.3      $398.6     $1,268.7     $1,229.4
                                                              ======      ======     ========     ========

Operating profit:
Specialty chemicals and materials - before special items      $ 64.0      $ 58.7     $  177.5     $  153.5
Energy                                                          (5.4)       (2.8)        17.4         10.4
                                                              ------      ------     --------     --------
   Total operating profit - before special items                58.6        55.9        194.9        163.9
Specialty chemicals and materials - special items              (85.0)          -        (85.0)           -
                                                              ------      ------     --------     --------
                                                              $(26.4)     $ 55.9     $  109.9     $  163.9
                                                              ------      ------     --------     --------

Interest expense                                               (10.7)      (11.4)       (33.2)       (31.6)
Gain on sale of equity securities                               90.3           -         90.3            -
General corporate/other expenses                                (9.2)       (6.8)       (24.0)       (19.9)
                                                              ------      ------     --------     --------

Income before income taxes                                      44.0        37.7        143.0        112.4
Provision for income taxes                                     (15.8)      (13.6)       (51.5)       (40.5)
Equity in net income of affiliated companies                     6.1         5.2         13.1         13.1
Minority interest in income                                     (1.0)       (0.6)        (2.4)        (1.8)
                                                              ------      ------     --------     --------

Net income                                                      33.3        28.7        102.2         83.2

Dividends on preferred stock                                    (0.8)       (0.8)        (2.4)        (2.4)
                                                              ------      ------     --------     --------

Income applicable to common shares                            $ 32.5      $ 27.9     $   99.8     $   80.8
                                                              ======      ======     ========     ========

Income per common share:

   Basic                                                      $ 0.49      $ 0.41     $   1.50     $   1.18
                                                              ======      ======     ========     ========
   Diluted                                                    $ 0.44      $ 0.37     $   1.35     $   1.06
                                                              ======      ======     ========     ========



FORWARD LOOKING INFORMATION: Management's Discussion and Analysis above contains forward-looking remarks. Actual results may differ materially from the results anticipated in the statements included herein due to a variety of factors including market supply and demand conditions, currency exchange rates, costs of raw materials, demand for the Company's customers' products, and competitors' reactions to market conditions. Timely commercialization of products under development by the Company may be disrupted or delayed by technical difficulties, market acceptance or competitors' new products, as well as difficulties in moving from the experimental stage to the production stage.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

                  Exhibit
                  Number            Description
                  -------           -----------

                  12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges, filed herewith.

                  27                Financial Data Schedule, filed herewith.
                                    (Not included with printed copy of the
                                    Form 10-Q.)


         (b)      REPORTS ON FORM 8-K

                  No report on Form 8-K was filed by the Company during the three months ended June 30, 1998.

                                    SIGNATURES
                                    ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CABOT CORPORATION




Date:  August 14, 1998                           /s/ Robert L. Culver
                                                 -------------------------------
                                                 Robert L. Culver
                                                 Executive Vice President and
                                                 Chief Financial Officer


Date:  August 14, 1998                           /s/ William T. Anderson
                                                 -------------------------------
                                                 William T. Anderson
                                                 Controller
                                                 (Chief Accounting Officer)