Form 10-K
period 1998-09-30
CABOT CORP
filed 1998-12-23
CIK 16040

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

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

        67,215,250 SHARES OUTSTANDING              BOSTON STOCK EXCHANGE
        AT NOVEMBER 30, 1998                       NEW YORK STOCK EXCHANGE
                                                   PACIFIC EXCHANGE
        PREFERRED STOCK PURCHASE RIGHTS

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's common stock held beneficially or of record by shareholders who are not directors or executive officers of the Registrant at November 30, 1998, was approximately $1,821,968,766.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Stockholders for fiscal year 1998 are incorporated by reference in Parts II and IV, and portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

     The description of the Company's businesses is as of September 30, 1998, unless otherwise noted. Information regarding the Company's revenues and operating profits by business segment and geographic area appears on pages 21 and 46 through 47 of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1998 ("Annual Report") which are incorporated herein by reference.

     During the fiscal year ended September 30, 1998, the Company repurchased approximately 3.8 million shares of its common stock, $1.00 par value per share (the "Common Stock"), for the purpose of reducing the total number of shares outstanding as well as offsetting shares issued under the Company's employee incentive compensation programs.

     Additional information regarding significant events affecting the Company in its fiscal year ended September 30, 1998, appears in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 21 through 29 of the Annual Report.

                       SPECIALTY CHEMICALS AND MATERIALS

CARBON BLACK

     The Company manufactures and sells carbon black, a fine powder. The Company's carbon black business includes tire blacks, industrial products (previously referred to as industrial rubber blacks) and special blacks. Carbon black is used as a reinforcing agent in tires and in industrial products such as extruded profiles, hoses and molded goods. Non-rubber grades of carbon black, known as special blacks, are used to provide pigmentation, conductivity and ultraviolet protection and for other purposes in many specialty applications such as inks, plastics, cables and coatings. The Company believes that it is the leading manufacturer of carbon black in the world, with an estimated one-quarter of the worldwide production capacity and market share of carbon black. The Company competes in the manufacture of carbon black with three companies having an international presence and with at least 20 other companies in various regional markets in which it operates. (See "General," below.)

     Carbon black plants owned by the Company are located in Argentina, Australia, Brazil, Canada, China, the Czech Republic, England, France (two plants), India, Indonesia (two plants), Italy, Japan, The Netherlands, Spain and the United States (four plants). Affiliates of the Company own carbon black plants in Colombia, Japan (two plants), Malaysia, Mexico and Venezuela. Headquarters for the Company's carbon black business are located in Billerica, Massachusetts, with regional headquarters in Atlanta, Georgia (North America), Sao Paulo, Brazil (South America), Suresnes, France (Europe) and Kuala Lumpur, Malaysia (Pacific Asia). Some of the plants listed above are built on leased land (see "Properties," below). The recent economic crisis in Asia resulted in the Company's halting production at its Merak facility, one of the two it owns in Indonesia. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Special Items," on pages 22 through 23 of the Annual Report.)

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

     Sales are generally made by employees of the Company or its affiliates in the countries where carbon black plants are located. Export sales are generally made through distributors or sales representatives in conjunction with Company employees. Sales are made under various trademarks owned by Cabot, including Cabot(R), Black Pearls(R), Elftex(R), Mogul(R), Monarch(R), Regal(R), Spheron(TM), Sterling(R) and Vulcan(R). (See "General," below.)

     The Company's carbon black business continues to pursue a dual strategy of cost improvement and new product development. The Company is currently reconfiguring its manufacturing management organization to help speed the implementation of best manufacturing practices. Additionally, the Company has several ongoing carbon black new product initiatives. Over the past twelve months, management has more narrowly focused the carbon black new product development projects to include only projects that have significant customer involvement or sponsorship. Generally, the carbon black new products targeting the tire market have taken longer to commercialize than management anticipated. For example, during 1998, the anticipated commercialization timetable for the elastomer composites initiative was extended when initial tire road tests proved inconclusive on certain performance characteristics of the elastomer composites product. The Company believes it has identified the reasons why the product did not exhibit the anticipated performance characteristics and is making those process changes it believes are necessary to produce a product with the desired attributes. Once those process changes are made, additional road tests will be performed to further examine the product's performance and commercial viability. The Company's management continues to believe that the combination of effective cost and capacity management and the commercialization of new product initiatives will provide earnings growth opportunities for the carbon black business over the next several years.*

FUMED SILICA

     The Company manufactures and sells fumed silica and dispersions thereof under various trademarks including Cabot(R), Cab-O-Sil(R) and Cab-O-Sperse(R). Fumed silica is an ultra-fine, high-purity silica produced by a flame process for use as a reinforcing, thickening, thixotropic, suspending or anti-caking agent in a wide variety of products for the automotive industry, construction industry and consumer products industries, including adhesives, cosmetics, inks, silicone rubber, coatings and pharmaceuticals. The headquarters for the Company's fumed silica business are located in Naperville, Illinois and its North American fumed silica manufacturing plant is located in Tuscola, Illinois. The Company leases a manufacturing plant in Wales and owns a manufacturing plant in Germany; prior to October 1997, the plant in Germany was owned by a joint venture in which the Company held a 50% interest. In addition, a joint venture owned 50% by the Company and 50% by an Indian entity owns a plant in India, which began operations in the spring of 1998. The Company began construction in the summer of 1997 of a second fumed silica plant in the United States, to be located in Midland, Michigan. Raw materials for the production of fumed silica are various chlorosilane feedstocks. The feedstocks are either purchased or toll converted for owners of the materials. The Company has long-term procurement contracts in place for its plants in Germany and Wales, which it believes will enable it to meet its raw material requirements for those plants. The Company does not anticipate difficulty in obtaining raw materials for its Tuscola, Illinois plant in the foreseeable future. Sales of fumed silica products are made by Company employees and through distributors and sales representatives. There are five principal producers of fumed silica in the world. (See "General," below.) The Company believes it is the leading producer and seller of this chemical in the United States and second worldwide.

MICROELECTRONICS MATERIALS

     The Company manufactures and sells high-purity polishing compounds, made from fine metal oxide particles and a variety of chemistries. The polishing materials are used in the manufacture of multi-layer integrated circuit chips and other electronic devices by the semiconductor industry. These products are sold under various Cabot trademarks including Cab-O-Sperse(R) and Semi-Sperse(R). Sales of polishing compounds are made by Company employees and through distributors and sales representatives. Raw materials, a significant portion of which are manufactured by the Company's fumed silica business, are readily available. The Company has a dispersion manufacturing facility and laboratory in Aurora, Illinois, and a dispersion manufacturing facility in Barry, Wales. Construction of a third dispersion manufacturing facility in Geino, Japan was recently completed and is expected to begin production in January of 1999, with sales anticipated in April of 1999. In addition, the Company has dispersions mixed for it by a contract manufacturer in Hammond, Indiana. The headquarters and technology center for the Company's microelectronics materials business are located in Aurora, Illinois. The Aurora, Illinois facility provides quality control management, operations management, marketing support and customer sales and service for the Company's microelectronics materials business.

PLASTICS

     The Company produces black and white thermoplastic concentrates and specialty compounds for sale to plastic resin producers and the plastics processing industry. Sales are made under various Cabot trademarks including Cabelec, Plasadd, Plasblak, Plastech, Plaswite and Rainbow, each of which is either registered or pending in one or more countries. Major applications for these materials include pipe and tubing, packaging and agricultural film, automotive components, cable sheathing and special packaging for use in the electronics industry. Sales are made by Company employees and through sales representatives and distributors primarily in Europe and Asia. This business has manufacturing facilities in Belgium (two plants), England, Hong Kong and Italy, and its headquarters are located in Leuven, Belgium. In Europe, the Company is one of the three leading producers of thermoplastic concentrates. The main raw materials used in this business are carbon black, titanium dioxide, thermoplastic resins and mineral fillers. Raw materials are, in general, readily available.

PERFORMANCE MATERIALS

     The Company produces tantalum, niobium (columbium) and their alloys for the electronic materials and refractory metals industries, and cesium, germanium, rubidium and tellurium for a wide variety of industries including the fiber optics and specialty chemicals industries. Tantalum is produced in various forms including powder and wire for electronic capacitors. Tantalum and niobium and their alloys are also produced in wrought form for non-electronic applications such as chemical process equipment and the production of superalloys, and for various other industrial and aerospace applications. Tantalum produced by the Company is also used in ballistic munitions by the defense industry. The headquarters and principal manufacturing facility for this business are in Boyertown, Pennsylvania. An affiliate of the Company has a manufacturing plant in Japan. Raw materials are obtained by the Company from ores mined principally in Africa, Australia, Brazil and Canada and from by-product tin slags from tin smelting mainly in Malaysia and Thailand. Raw materials are currently in adequate supply. The Company is presently seeking new sources of tantalum supply, or an expansion of current sources, to support future demand. Sales in the United States are made by Company employees, with export sales to Europe handled by Company employees, independent European sales representatives and an affiliated company. Sales in Japan and other parts of Asia are handled primarily through employees of the Company's Japanese affiliate. There are currently two principal groups producing tantalum and niobium in the western world, with an emerging competitor in China. The Company believes that it, together with its Japanese affiliate, is the leading producer of electronic grade tantalum powder products, with competitors having greater production in some other product lines. (See "General," below.)

INKJET COLORANTS

     The Company's inkjet colorants business, which was formed in 1996, manufactures black colorant products for use in inkjet printing applications. The Company's pigment-based black colorants are designed to replace traditional pigment dispersions and dyes. These colorants deliver enhanced color, stability, durability, ink formulation flexibility and high print quality. These new products will target various printing markets, including home and office printers, wideformat printers, and commercial and industrial printing applications. The headquarters of this business are located in Billerica, Massachusetts. Raw materials for this business include carbon black, as well as other products, some of which are custom manufactured, from various sources. The Company does not anticipate any difficulties in obtaining those raw materials that are custom manufactured for its inkjet business, and believes that all other raw materials for this business are in adequate supply. Management believes that the Company's colorants will become integral components of certain inkjet printing systems to be introduced to the market within the next twelve to eighteen months.*

SPECIALTY FLUIDS

     The Company's specialty fluids business is developing cesium brine to be marketed as a drilling and completion fluid for use in high temperature and high pressure drilling of oil and gas wells. Cesium brine has a high density but, because it has no solid additives, it has a low viscosity permitting it to flow readily. The fluid is resistant to high temperatures and yet it is biodegradable. The Company has been shipping the fluid to Aberdeen, Scotland in anticipation of commercial testing of this product in the North Sea. Such testing is expected to begin in the first half of fiscal year 1999. If such tests yield positive results, the Company expects market acceptance such that the business will become profitable in 1999.* The specialty fluids business has its headquarters in The Woodlands, Texas and a cesium brine manufacturing facility near its mine in Manitoba, Canada. The principal raw material used in this business is pollucite ore, which the Company obtains from that mine. The Company has an adequate cesium supply. Because each job for which a customer will rent/lease the cesium brine requires a large volume of the product, the specialty fluids business must carry a large inventory. Based on its current information, the Company expects to reclaim between 60% and 90% of the cesium brine used in each job, which will be returned to inventory.

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

     Many of the Company's specialty chemicals and materials businesses are generally not seasonal in nature, although they experience some decline in sales in the fourth fiscal quarter due to European summer plant shutdowns. The Company believes that as of September 30, 1998, approximately $108.6 million of backlog orders for its specialty chemicals and materials businesses were firm, compared to firm backlog orders as of September 30, 1997, of approximately $105.6 million. All of the 1998 backlog orders are expected to be filled during fiscal year 1999.

     Many of the Company's specialty chemicals and materials are used in products associated with the automotive industry such as tires, extruded profiles, hoses, molded goods, capacitors and paints. The Company's financial results are affected by the cyclical nature of the automotive industry, although a large portion of the market is for replacement tires and other parts which are less subject to automobile industry cycles. The Company has long-term carbon black supply contracts with certain of its North American tire customers. Those contracts are designed to provide such customers with a secure supply of carbon black and reduce the volatility in the Company's carbon black volumes and margins caused, in part, by automobile industry cycles.

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

     Competition in the specialty chemicals and materials businesses is based on price, service, quality, product performance and technical innovation. Competitive conditions also necessitate carrying an inventory of raw materials and finished goods in order to meet customers' needs for prompt delivery of products. Competition in quality, service, product performance and technical innovation is particularly significant for the fumed silica, industrial products, special blacks, inkjet colorants, microelectronics materials and tantalum businesses. The Company's competitors in the specialty chemicals and materials businesses, other than the carbon black business, vary by product group.

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

LNG SUPPLIES

     The Company's LNG supplies currently come primarily from Sonatrading, an affiliate of Sonatrach, the Algerian national oil and gas company, under a long-term and a medium-term supply contract. Cabot and Sonatrach have each agreed to assure performance of the obligations of their respective affiliates under these agreements. The Company is not able to predict, at this time, what, if any, impact the political instability in Algeria may have on the future supply of LNG from Sonatrading, but, to date, the Company has experienced no direct adverse effect. In the short-term, the loss of supply from the Algerian supplier could have a material adverse effect on the Company's energy business until the Trinidad LNG project, described below, commences commercial operations.

     During the past two years, the Company also purchased LNG from ADGAS, an LNG exporter in the United Arab Emirates, and from the North West Shelf project in Australia. Beginning in the second half of fiscal 1999, the Company expects to purchase substantial quantities of LNG from the Trinidad LNG project, described below.

THE TRINIDAD LNG PROJECT

     A consortium of companies consisting of Amoco Trinidad (LNG) B.V., British Gas Trinidad LNG Limited, Cabot Trinidad LNG Limited ("Cabot Trinidad," a wholly owned subsidiary of Cabot LNG Corporation), NGC Trinidad and Tobago LNG Limited and Repsol International Finance B.V. are shareholders of Atlantic LNG Company of Trinidad and Tobago ("Atlantic LNG"), a corporation formed to construct, own and operate a new LNG liquefaction plant in the Republic of Trinidad and Tobago. Cabot Trinidad owns 10% of Atlantic LNG. The plant is designed to export 385 million cubic feet of natural gas per day in the form of LNG. Cabot LNG Corporation and Enagas, S.A., the largest importer and wholesaler of natural gas in Spain, have entered into contracts with Atlantic LNG under which Cabot LNG Corporation will purchase 60% and Enagas, S.A. will purchase the remaining 40% of the LNG to be produced by Atlantic LNG's new plant. The plant is currently under construction and is expected to be completed and deliveries of LNG to commence in fiscal year 1999.

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

OTHER EXPANSION ACTIVITIES

     The Company expects to complete the refurbishment of its LNG tanker, now renamed the Matthew, and to bring it into service in early fiscal 1999. The Company expects to use the Matthew to transport LNG supplies from the Trinidad LNG project. The Company is also expanding its terminal in Everett to vaporize an additional 150 million cubic feet of natural gas per day, an approximate 50% increase in capacity. That expansion is presently under way and is scheduled to be completed in the first quarter of fiscal 1999.

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

                                     OTHER

     As of September 30, 1998, the Company owned approximately 650,000 shares of common stock, $5.00 par value per share (approximately 1.4% of the then outstanding shares), of K N Energy, Inc. ("KNE"). The Company has reflected its investment in the common stock of KNE at its fair market value on September 30, 1998.

     As of September 30, 1998, the Company owned 7.5 million shares of common stock, AUD 0.25 par value per share (approximately 6.7% of the then outstanding shares), of Sons of Gwalia Ltd. ("Gwalia"). The Company has reflected its investment in the common stock of Gwalia at its fair market value on September 30, 1998.

     The Company has maintained an approximate 41.4% ownership interest in Aearo Corporation (formerly Cabot Safety Holdings Corporation) after the restructuring of the Company's safety products and specialty composites business in July 1995. The Company has two representatives serving on the Board of Directors of Aearo Corporation and its principal subsidiaries ("Aearo"). Aearo manufactures and sells personal safety products, as well as energy absorbing, vibration damping and impact absorbing products for industrial noise control and environmental enhancement.

                               OTHER INFORMATION

EMPLOYEES

     As of September 30, 1998, the Company had approximately 4,800 employees. Approximately 560 employees in the United States are covered by collective bargaining agreements. The Company believes that its relations with its employees are satisfactory.

RESEARCH AND DEVELOPMENT

     The Company develops new and improved products and processes and greater operating efficiencies through Company-sponsored research and technical service activities including those initiated in response to customer requests. Expenditures by the Company for such activities are shown on page 32 of the Annual Report, which is incorporated herein by reference.

SAFETY, HEALTH AND ENVIRONMENT

     The Company's operations are subject to various environmental laws and regulations. Over the past several years, the Company has expended considerable sums to add, improve, maintain and operate facilities for environmental protection.

     The Company has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the "Superfund law") with respect to several sites. (See "Legal Proceedings," below.) During the next several years, as remediation of various environmental sites is carried out, the Company expects to spend a significant portion of its $35.6 million environmental reserve for costs associated with such remediation. Additions are made to the reserve based on the Company's continuing analysis of its share of costs likely to be incurred at each site. The sites are primarily associated with divested businesses.

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

*FORWARD LOOKING INFORMATION

     Included herein are statements relating to management's projections of future profits, the possible achievement of the Company's financial goals and objectives, management's expectations for the Company's product development program, Year 2000 risks and the impact of the euro conversion. Actual results may differ materially from the results anticipated in the statements included herein due to a variety of factors including market supply and demand conditions, fluctuations in currency exchange rates, cost of raw materials, patent rights of others, Year 2000 disruptions, demand for the Company's customers' products and competitors' reactions to market conditions. Timely commercialization of products under development by the Company may be disrupted or delayed by technical difficulties, market acceptance or competitors' new products, as well as difficulties in moving from the experimental stage to the production stage. The risk management discussion and the estimated amounts generated from the analyses are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The methods used by the Company to assess and mitigate risks should not be considered projections of future events or losses.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Industry segment financial data are set forth in tables on pages 21 and 46 through 47 of the Annual Report and are incorporated herein by reference. A significant portion of the Company's revenues and operating profits is derived from overseas operations. The profitability of the specialty chemicals and materials businesses is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. The Company's overseas operations do not currently include any energy-related businesses. (See Note P of the Notes to Consolidated Financial Statements for further information relating to sales and profits by geographic area and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 46 through 47 and pages 21 through 29, respectively, in the Annual Report and incorporated herein by reference.) Currency fluctuations and nationalization and expropriation of assets are risks inherent in international operations. In addition, the recent economic crisis in Asia has reduced volumes and profits of the Company's carbon black and plastics businesses in that region. The Company has taken steps it deems prudent in its international operations to diversify and otherwise to protect against these risks, including the purchase of forward foreign currency contracts and options to reduce the risk associated with changes in the value of certain foreign currencies compared to the U.S. dollar. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management" and Note O of the Notes to the Consolidated Financial Statements on pages 25 through 26 and 45 through 46, respectively, of the Annual Report.)

ITEM 2.  PROPERTIES

     The Company owns, leases and operates office, manufacturing, production, storage, marketing and research and development facilities in the United States and in foreign countries.

     The principal facilities of the Company's business units are described generally in Item 1 above.

     The principal facilities owned by the Company in the United States are: (i) the administrative offices and manufacturing plants of its carbon black operations in Louisiana, Massachusetts, Texas and West Virginia (comprising approximately 9,342,000 square feet); (ii) its research and development facilities in Illinois, Massachusetts and Pennsylvania and its applications development facility in Georgia (collectively comprising approximately 112,800 square feet); (iii) administrative offices and manufacturing plants of its fumed silica and microelectronics materials businesses in Illinois and its performance materials business in Pennsylvania (comprising approximately 601,300 square feet); and (iv) its LNG terminalling and storage facility in Massachusetts (comprising approximately 37,700 square feet).

     The Company's principal foreign owned facilities are held through subsidiaries and together they comprise approximately 7,230,500 square feet of manufacturing facilities, 39,400 square feet of research and development facilities, and 923,000 square feet of administrative offices. Portions of the owned facilities in the Czech Republic, France, Japan and Spain, and all of the owned facilities in China, Hong Kong, India, Indonesia and The Netherlands are located on leased land.

     The principal facilities leased by the Company in the United States are its corporate headquarters in Boston, Massachusetts, and its carbon black administrative offices in Georgia (collectively comprising approximately 107,600 square feet). The principal facilities leased by subsidiaries in locations outside the United States are administrative offices and manufacturing facilities of the fumed silica and microelectronics materials businesses in Wales, administrative offices and research and development facilities of the carbon black operations in France and Malaysia, and administrative offices and manufacturing facilities of the specialty fluids business in Canada (collectively comprising approximately 305,925 square feet). In addition, the Company holds mining rights in Canada.

     The Company's administrative offices are generally suitable and adequate for their intended purposes. Existing manufacturing facilities of the Company are not sufficient to meet the Company's anticipated requirements for the future and are being supplemented by additional production facilities in several locations inside and outside the United States. The Company is currently constructing a new plant to produce fumed silica in Midland, Michigan, and is undertaking projects to expand carbon black production capacity in China, India and The Netherlands.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in various lawsuits and environmental proceedings wherein substantial amounts are claimed. The following is a description of the significant proceedings pending as of September 30, 1998, unless otherwise specified.

     Environmental Proceedings

     In November 1997, Cabot was sued in the District Court of Potter County, Texas by K N Energy, Inc. ("KNE") and various related entities for environmental remediation costs at approximately 45 gas plants and compressor stations located in New Mexico, Oklahoma and Texas. Cabot sold its subsidiaries that owned those properties in two separate transactions in 1989, and, in doing so, undertook certain contractual obligations with respect to environmental conditions at the properties. KNE alleges to be the assignee of those contract rights and, pursuant thereto, has attempted to require Cabot to pay for costs KNE has incurred and will incur in the future to remediate environmental contamination alleged to be on those properties. In July 1998, an arbitration panel ordered Cabot to pay $3.38 million for past response costs incurred by KNE as well as an unspecified amount for prejudgment interest and arbitration costs. KNE contends that the interest on the past cost award and costs of arbitration amount to approximately $729,000. Cabot has disputed the interest and a portion of the cost figures, but has paid KNE the amount awarded for past response costs and the portion of the arbitration costs not in dispute. The panel also ordered Cabot to pay up to 80% of future groundwater remediation costs at six of the sites as such costs are incurred by KNE. Finally, the panel ordered KNE to ensure that future remedial actions are cost-effective and based on health risks, with a preference for natural attenuation of contamination. Cabot has appealed the panel's award of future costs. Future remediation costs are estimated to be in a range from less than $2 million to up to $8 million. Cabot and KNE continue to explore settlement of this matter.

     In 1994, Cabot and the State of Florida agreed to a settlement of a 1983 state court lawsuit requiring Cabot to pay the State $650,000 in past costs associated with a site in Gainesville, Florida. Cabot also paid the United States Environmental Protection Agency ("EPA") $416,000 for costs incurred by EPA at the site. The site included a parcel of land on which Cabot previously owned and operated a pine tar distillation plant. Cabot has completed the implementation of a soil and groundwater remedy at the site in accordance with applicable requirements and is currently operating and maintaining the groundwater collection system at the site and monitoring site conditions. Recent monitoring of the groundwater collection system revealed slightly elevated levels of certain contaminants. Cabot has until June 30, 1999 to continue to monitor the levels of these contaminants while the local sewer authority seeks revisions to its discharge standards that would permit the discharge of the contaminants at these slightly higher levels. If those revisions are not made, Cabot will evaluate whether further activities will be necessary to address this condition. In November 1998, Cabot completed a search which identified the location of three historic water wells on the property. Oil was discovered in one well and has been removed. Groundwater samples from the wells have not identified the presence of significant levels of contamination, although Cabot's environmental consultant for this site is evaluating the results to determine whether any further investigation is warranted. Until this evaluation is completed, it is unknown whether any further action will be necessary. Cabot plans to decommission the wells it located during this search in accordance with applicable requirements.

     Beginning in May 1986, the Department of Environmental Protection of the State of New Jersey ("NJDEP") issued directives under the New Jersey Spill Compensation and Control Act to Cabot and other potentially responsible parties ("PRPs") to fund a remedial investigation for the cleanup of a six acre site in Old Bridge Township near Perth Amboy, New Jersey. Cabot and other PRPs contributed funds for a remedial investigation and feasibility study which was conducted by a consultant to NJDEP. In January 1996, ten companies, including Cabot, entered into an Administrative Consent Order with NJDEP which required them to perform an additional study of the site and to handle minor remedial work. Most of the work required by the 1996 order is complete, and the companies have submitted the results of their soils investigation to NJDEP. NJDEP has not determined what, if anything, will be required to address site soils, but the investigation results indicate that no remediation of site soils is necessary to eliminate exposure risks. The companies also plan to excavate certain areas of an adjacent site where NJDEP believes additional material may be buried. In 1997, the companies entered into an Administrative Consent Order with NJDEP whereby they agreed to contribute costs to an interim groundwater remedy involving the collection of contaminated groundwater at the site and its conveyance to a local sewer authority over a two year period pending a final decision concerning long-term groundwater cleanup. Cabot contributed approximately $107,000 to the cost of this effort. During the two year period, the companies are collecting data and evaluating whether a remedy of natural attenuation for groundwater contamination associated with the site may be acceptable. Until additional studies are complete, it is not possible to identify what remediation, if any, will be required at the site, what the total cost of the remediation will be, or what Cabot's portion of any such costs will be. Finally, in 1997, Cabot joined with the other parties at the site in settling claims by CPS Chemical Company, an adjacent property owner, alleging that contaminated groundwater from the site contaminated its property.

     In 1986, Cabot sold a manufacturing facility in Reading, Pennsylvania to NGK Metals, Inc. ("NGK"). In doing so, Cabot agreed to share with NGK the costs of certain environmental remediation of the Reading plant site. After the sale, EPA issued an order to NGK requiring it to address soil and groundwater contamination at the site. In 1996 and 1997, NGK's contractor completed the soil remediation component of the work. In August 1997, after completion of the soil cleanup project, the contractor notified NGK that it had incurred substantial additional costs over the base contract for the work and that NGK was responsible for these extra costs. NGK, with support from Cabot, disputed this claim, and in 1998, the contractor brought suit against Cabot, NGK and their oversight consultant seeking to recover its cost overruns from the project. During the soil cleanup project, an area of additional contamination was discovered by NGK's consultants. The groundwater remediation component of the work is currently being designed.

     Cabot is one of approximately 25 parties identified by EPA as PRPs under the Superfund law with respect to the cleanup of Fields Brook (the "Brook"), a tributary of the Ashtabula River in northeast Ohio. From 1963 to 1972, Cabot owned two manufacturing facilities located beside the Brook. Pursuant to an EPA administrative order, 13 companies, including Cabot, are performing the design and other preliminary work relating to remediation of sediment in the Brook and soil in the floodplain and wetlands areas adjacent to the Brook. In 1997, EPA and the companies reached agreement on the remedy for these areas, and the companies' consultants began preparing detailed design documents necessary to implement this remedy. Subsequent to these events, investigations have detected low levels of previously undetected radioactive material in sediment in the Brook, and EPA conducted further investigations of that issue. EPA's investigation confirmed the presence of this contamination, and EPA has informed the companies involved in the site that the presence of this radioactive material will require changes to the remedy EPA previously approved for the site. It is unclear at this time what those changes will be and what the cost impact of any changes might be. Remedial activities are likely to be delayed as a result of the recent findings, and are unlikely to occur prior to 2000. EPA's cost recovery claims through the end of 1989 have been settled, and the companies have negotiated a consent decree with EPA and the Natural Resource Trustees that settles the government's claims for past costs and natural resource damages and obligates the companies to implement the agreed remedy. This consent decree has not been finalized pending resolution of the issues concerning the newly-discovered radioactive material. Cabot's share of the settlement amount is approximately $585,000; Cabot's estimated share of future remediation costs based on the original remedy is approximately $5.5 million. It is not clear how the additional radioactive material will affect these figures. The companies, including Cabot, that have paid for work at the site are seeking to recover a share of those costs from other responsible parties.

     In 1997, Cabot and the other parties responding to EPA requirements at the Brook reached a conditional agreement to contribute funds to the Ashtabula River Partnership to assist the Partnership in its efforts to dredge and remediate sediments in the Ashtabula River downstream from the Brook. If the Partnership is successful, this work will be conducted outside the traditional federal Superfund law process through a public-private consortium that will involve substantial public sources of funding for the work. If such sources, along with additional private funds, become available, it is expected to be less expensive and easier to complete the project than it would to address the issues involving the Ashtabula River pursuant to the traditional Superfund law process.

     In 1994, Detrex Chemical Industries, Inc. filed third-party complaints against eight companies, including Cabot, in connection with material allegedly sent to the Koski/RES landfill in Ashtabula, Ohio. Cabot and other third-party defendants filed complaints against five additional companies that sent waste to the site. In May 1998, Cabot and certain other defendants agreed to settle their liability for this matter by agreeing to fund and conduct a portion of the remedy at the landfill site and to loan RES $1.2 million to fund cleanup activities of RES on other portions of the site. Cabot is one of five of the settling defendants that agreed to conduct the work; the others made one-time cash payments to resolve their liabilities at the site. Cabot anticipates that the cost of the settlement to Cabot, including the loan to RES, is approximately $600,000.

     Cabot is the holder of a Nuclear Regulatory Commission ("NRC") license for certain slag waste material deposited on industrial property on Tulpehocken Street in Reading, Pennsylvania in the late 1960s by a predecessor of Cabot that had leased a portion of the site to process tin slags. The slag material contains low levels of uranium and thorium, thus subjecting it to NRC jurisdiction. A consultant for Cabot has prepared a site decommissioning plan for the slag material which concludes that the levels of radioactivity in the slag are low enough that the material can be safely left in place and still meet NRC requirements for license termination without restrictions. Cabot's decommissioning plan proposing this in-place remedy was filed with the NRC in late August 1998. The current owner of the Tulpehocken Street site, the City of Reading and the Reading Redevelopment Authority have filed requests for a hearing with the NRC concerning Cabot's decommissioning plan alleging various deficiencies with the plan. Cabot has discussed its decommissioning plan with these parties and continues to explore settlement discussions with them concerning their claims.

     In July 1991, EPA instituted litigation against a number of parties, not including Cabot, seeking to recover its costs incurred in connection with an investigation of the Berks Associates Superfund Site in Douglassville, Pennsylvania. Cabot was joined in this litigation as a third-party defendant. The litigation has been stayed pending settlement negotiations. In April 1996, EPA proposed that ten companies, including Cabot, undertake the remaining remediation required at the site and indicated it would be willing to reconsider, to some extent, the remediation technology to be used. An administrative consent order to conduct a Focused Feasibility Study ("FFS") of the practicability of the alternative remedy (materials stabilization and containment in lieu of incineration) was entered into by the companies and EPA in September 1997. Cabot contributed $26,000 to the cost of this study. The FFS was completed and submitted to EPA in 1998. The FFS concludes that the alternative remedy is feasible, and the companies' consultant estimates the cost to implement the alternative remedy at the site is approximately $13 to $18 million. EPA is in the process of negotiating a Consent Decree with the companies concerning implementation of the alternative remedy. EPA also has indicated that it has incurred $23 million in past costs at the site. A consultant hired by the companies has estimated that Cabot's volumetric share of waste shipped to the site is much less than 1% of the total volume of waste shipped to the site. As such, while Cabot is unsure of what its total cost will be to settle EPA's claims and fund remediation at the site, it anticipates that such cost should be a small fraction of the total costs incurred by the defendants at the site.

     In 1994, five plaintiffs filed suit in the U.S. District Court for the Eastern District of Pennsylvania against 24 defendants, including Cabot, under the Superfund law and state law seeking recovery of remediation costs at the Berks Landfill site, which is located in the vicinity of Reading, Pennsylvania. The plaintiffs claim that a beryllium alloy plant formerly owned by Cabot and located in Reading, Pennsylvania sent waste to the Berks Landfill. The plaintiffs claim to have incurred approximately $3 million on investigations and interim remedial measures at the site. In 1997, EPA issued a Record of Decision ("ROD") for the site. The ROD selected as a remedy the repair and maintenance of an existing cap at the landfill, the operation and maintenance of a leachate management system, long-term monitoring of groundwater and implementation of deed restrictions at the site. EPA estimates the 30-year present net worth of these measures at approximately $6 million. In September 1997, EPA issued special notice letters to Cabot and approximately 30 other parties requesting them to enter into negotiations to implement the ROD. When those negotiations failed, EPA issued Unilateral Administrative Orders ("UAO") to a number of the companies requiring them to implement the ROD. Cabot did not receive the UAO, and it has been informed by EPA that it has been included in a group of companies EPA believes will be eligible for a de minimis settlement for this site. EPA has not yet offered this group of companies the de minimis settlement, but the companies expect to receive one in 1999. It is not possible at this time to determine the amount Cabot will be required to contribute to settle EPA's and the plaintiffs' costs at the site.

     In 1994, EPA issued a Unilateral Administrative Order to Cabot and 11 other respondents pursuant to the Superfund law with respect to the Revere Chemical Site (a/k/a Echo Site) in Nockamixon Township, Bucks County, Pennsylvania (the "Revere Chemical Site"). The order required the respondents to design and implement several remedial measures at the Revere Chemical Site. Cabot responded to EPA's order by indicating that it should not have been named as a respondent and by raising several objections to the order. Certain other recipients of the order proceeded to conduct the work required by EPA, and Cabot understands that work has been partially completed. Cabot has been informed by the parties performing the work that the total cost of remediation activities at the site is estimated to be approximately $12.2 million, not including approximately $600,000 in past EPA enforcement costs. Cabot has initiated communication with the parties that conducted the work in order to explore whether settlement of Cabot's liability for the costs incurred by the parties and by EPA at the site may be feasible. Those discussions are continuing, and it is not possible to estimate Cabot's share of those costs at this time.

     In July 1998, EPA informed Cabot that it will be undertaking corrective action under the Resource Conservation and Recovery Act at Cabot's facility in Boyertown, Pennsylvania. The Army Corps of Engineers performed a site visit in September 1998 to initiate this action. It is unclear at this time what corrective action, if any, will be required at the site and what costs Cabot may incur as a result.

     In October 1998, the Direction Regionale de L'Industrie, de la Recherche et de L'Environment ("DRIRE") and the Prefecture de la Seine-Maratime (the "Prefecture") notified United Chemical France, S.A. ("UCF"), a French subsidiary of Cabot, that DRIRE planned to seek an order (the "Proposed Order") from the Prefecture requiring UCF to undertake an initial investigation of a waste dump allegedly operated by UCF from the mid-1960s to the early 1980s in the Town of Notre Dame de Gravenchon. The Prefecture issued a draft order to UCF dated November 19, 1998, requiring an investigation of the former waste dump. UCF responded to the draft order by submitting formal comments, noting that it is not the proper party to address conditions at the dump as it is currently being used by the Town of Notre Dame de Gravenchon for waste disposal. A final order has not been issued as of December 14, 1998. When Cabot purchased UCF in 1985, the seller indemnified Cabot for matters relating to events occurring prior to the sale, including environmental matters. Cabot has notified the seller that Cabot believes that the indemnification would cover costs related to the Proposed Order.

     Cabot, along with a number of other companies, was a PRP under the Superfund law with respect to the King of Prussia Technical Corp. site in Winslow Township, New Jersey. Work on site remediation was completed several years ago except for ongoing operation and maintenance of groundwater treatment facilities. Cabot and four other companies involved have agreed on the portions of the costs to be borne by each company. In December 1998, EPA advised one of the companies that EPA intends to assert a claim in January 1999 for past oversight costs of approximately $4.1 million. As of December 14, 1998, Cabot had not received any formal notification of this claim from EPA.

     Cabot has received various requests for information and notifications that it may be a PRP at several other Superfund sites.

     As of September 30, 1998, approximately $35.6 million was accrued for environmental matters by the Company. The amount represents the Company's current best estimate of costs likely to be incurred based on its analysis of the extent of cleanup required, alternative cleanup methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site.

     Other Proceedings

     The Company has various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business. In the opinion of the Company, although final disposition of those suits and claims may impact the Company's financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on the Company's financial position. (See Note N of the Notes to the Company's Consolidated Financial Statements on pages 44 through 45 of the Annual Report.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below for each person who was an executive officer of Cabot at the end of the 1998 fiscal year, is information, as of November 30, 1998, regarding his or her age, position(s) with Cabot, the periods during which he or she served as an officer and his or her business experience during at least the past five years:

            NAME              AGE  OFFICES HELD/BUSINESS EXPERIENCE            DATES HELD
            ----              ---  --------------------------------            ----------
William T. Anderson.........  43   Cabot Corporation
                                   Controller                        September 1997 to present
                                   Acting Corporate Controller
                                   and Assistant Controller          February 1997 to September
                                                                     1997
                                   Assistant Controller              July 1995 to February 1997
                                   Private Eyes Sunglass
                                     Corporation
                                   Chief Operating Officer           1991 to 1995
                                   Chief Financial Officer           1990 to 1991
Samuel W. Bodman............  60   Cabot Corporation
                                   Chairman of the Board             October 1988 to present
                                   President                         February 1991 to February 1995
                                                                     January 1987 to October 1988
                                   Chief Executive Officer           February 1988 to present
Kennett F. Burnes...........  55   Cabot Corporation
                                   President                         February 1995 to present
                                   Chief Operating Officer           March 1996 to present
                                   Executive Vice President          October 1988 to February 1995
Winfred R. Cates............  58   Cabot Corporation
                                   Senior Vice President             May 1996 to December 31, 1998
                                   Vice President                    May 1990 to May 1996
Robert L. Culver............  50   Cabot Corporation
                                   Executive Vice President and
                                   Chief Financial Officer           April 1997 to present
                                   Northeastern University
                                   Senior Vice President and
                                   Treasurer                         October 1990 to April 1997
Catharine M. de Lacy........  40   Cabot Corporation
                                   Vice President                    April 1998 to present
                                   Allied Signal, Inc.
                                   Vice President, Health, Safety,
                                   Environment and Remediation       April 1995 to April 1998
                                   Occidental Petroleum Corporation
                                   Vice President, Health, Safety,
                                   Environment and Risk
                                   Management                        April 1993 to April 1995
William P. Noglows..........  40   Cabot Corporation
                                   Executive Vice President          March 1998 to present
                                   Vice President                    February 1994 to March 1998
                                   Director of Global
                                   Manufacturing                     November 1997 to present
                                   General Manager, Cab-O-Sil
                                   Division                          November 1992 to November 1997
Robert Rothberg.............  49   Cabot Corporation
                                   Vice President and
                                   General Counsel                   October 1993 to present

            NAME              AGE  OFFICES HELD/BUSINESS EXPERIENCE            DATES HELD
            ----              ---  --------------------------------            ----------
Roland R. Silverio..........  51   Cabot Corporation
                                   Vice President                    May 1998 to present
                                   Director of Organizational
                                   Development                       January 1998 to present
                                                                     October 1992 to October 1995
                                   Manager of Training and
                                   Development                       July 1990 to October 1992
                                   The Franklin Group
                                   Managing Partner                  October 1995 to January 1998
Donald R. Young.............  41   Cabot Corporation
                                   Executive Vice President          March 1998 to present
                                   Vice President                    September 1993 to March 1998
                                   General Manager,
                                   Carbon Black                      October 1996 to present
                                   Director of Carbon Black
                                     Marketing and
                                   General Manager of Global
                                   Tire Sector                       January 1996 to October 1996
                                   General Manager, Pacific Asia
                                   Carbon Black                      August 1993 to December 1995
                                   Director of Cogeneration
                                   Projects, Carbon Black            September 1992 to August 1993

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Cabot's Common Stock is listed for trading (symbol CBT) on the New York, Boston, and Pacific stock exchanges. As of September 30, 1998, there were approximately 2,055 holders of record of Cabot's Common Stock. The price range in which the stock has traded, as reported on the composite tape, and the quarterly cash dividends for the past two years are shown below.

STOCK PRICE AND DIVIDEND DATA

                                             DECEMBER    MARCH      JUNE     SEPTEMBER     YEAR
                                             --------    ------    ------    ---------    ------
FISCAL 1998
Cash dividends per share...................   $ 0.10     $ 0.10    $ 0.11     $ 0.11      $ 0.42
Price range of common stock:
  High.....................................   $28.19     $39.94    $38.81     $33.38      $39.94
  Low......................................   $23.63     $25.25    $31.06     $21.75      $21.75
  Close....................................   $27.63     $36.88    $32.31     $24.94      $24.94

                                             DECEMBER    MARCH      JUNE     SEPTEMBER     YEAR
                                             --------    ------    ------    ---------    ------
FISCAL 1997
Cash dividends per share...................   $ 0.10     $ 0.10    $ 0.10     $ 0.10      $ 0.40
Price range of common stock:
  High.....................................   $29.38     $25.38    $28.56     $29.25      $29.38
  Low......................................   $23.00     $22.63    $21.50     $25.75      $21.50
  Close....................................   $25.13     $24.00    $28.38     $26.94      $26.94

ITEM 6.  SELECTED FINANCIAL DATA

     Cabot Corporation Selected Financial Data:

                                                             YEARS ENDED SEPTEMBER 30
                                                ---------------------------------------------------
                                                 1998       1997       1996       1995       1994
                                                -------    -------    -------    -------    -------
                                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Financial Highlights
  Net sales and other operating revenues......  $1,648     $1,630     $1,856     $1,830     $1,680
                                                ------     ------     ------     ------     ------
  Income before cumulative effect of
     accounting changes.......................  $  122     $   93     $  194     $  172     $   79
                                                ------     ------     ------     ------     ------
  Long-term debt..............................  $  316     $  286     $  322     $  306     $  308
  Minority interest...........................      25         23         27          8         --
  Stockholders' equity........................     706        728        745        685        563
                                                ------     ------     ------     ------     ------
          Total capitalization................  $1,047     $1,037     $1,094     $  999     $  871
                                                ------     ------     ------     ------     ------
          Total assets........................  $1,805     $1,826     $1,857     $1,654     $1,617
                                                ------     ------     ------     ------     ------
Income per common share:
  Basic.......................................  $ 1.80     $ 1.33     $ 2.74     $ 2.29     $ 1.03
  Diluted.....................................  $ 1.61     $ 1.19     $ 2.42     $ 2.03     $ 0.92
  Cash dividends (declared and paid)..........  $ 0.42     $ 0.40     $ 0.36     $ 0.30     $ 0.27
                                                ------     ------     ------     ------     ------
Weighted average common shares outstanding in
  millions (diluted)..........................    74.6       76.7       79.3       83.6       82.7
                                                ------     ------     ------     ------     ------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required appears in the Annual Report on pages 21 through 29 and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required appears in the Annual Report on pages 25 through 26 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required appears in the Annual Report on pages 30 through 48 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required regarding the executive officers of Cabot is included in Part I in the unnumbered item captioned "Executive Officers of the Registrant." Certain information required regarding the directors of Cabot is contained in the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders ("Proxy Statement") under the heading "Certain Information Regarding Directors." Certain information required regarding the failure of any person subject to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to timely file reports required by Section 16(a) of the Exchange Act is contained in the Proxy Statement under the heading "Compliance with Section 16(a) of the Exchange Act." All of such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required is contained in the Proxy Statement under the heading "Executive Compensation." All of such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required is contained in the Proxy Statement under the heading "Beneficial Stock Ownership of Directors, Nominees, Executive Officers and Persons Owning More than Five Percent of Common Stock." All of such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required is contained in the Proxy Statement under the heading "Certain Relationships and Related Transactions." All of such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements. The following are incorporated herein by reference in this Report from the indicated pages of the Company's Annual
Report:

                        DESCRIPTION                             PAGE
                        -----------                             ----
(1)  Consolidated Statements of Income for each of the three
     fiscal years in the period ended September 30, 1998....     32
(2)  Consolidated Balance Sheets at September 30, 1998 and
     1997...................................................    30-31
(3)  Consolidated Statements of Cash Flows for each of the
     three fiscal years in the period ended September 30,
     1998...................................................     33
(4)  Notes to Consolidated Financial Statements.............    34-47
(5)  Statement of Management Responsibility for Financial
     Reporting and Report of Independent Accountants
     relating to the Consolidated Financial Statements
     listed above...........................................     48

     (b) Reports on Form 8-K.  None.

     (c) Exhibits. (Not included in copies of the Form 10-K sent to stockholders.)

     The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K. The Company will furnish to any stockholder, upon written request, any exhibit listed below, upon payment by such stockholder to the Company of the Company's reasonable expenses in furnishing such exhibit.

 EXHIBIT
  NUMBER                                  DESCRIPTION
 -------                                  -----------
3(a)         --   Certificate of Incorporation of Cabot Corporation restated
                  effective October 24, 1983, as amended February 14, 1985,
                  December 3, 1986, February 19, 1987, November 18, 1988,
                  November 24, 1995 and March 12, 1996 (incorporated herein by reference to Exhibit 3(a) of Cabot's Annual Report on Form
                  10-K for the year ended September 30, 1996, file reference
                  1-5667, filed with the Commission on December 24, 1996).
3(b)         --   The By-laws of Cabot Corporation as of January 11, 1991
                  (incorporated herein by reference to Exhibit 3(b) of Cabot's
                  Annual Report on Form 10-K for the year ended September 30,
                  1991, file reference 1-5667, filed with the Commission on
                  December 27, 1991).
4(a)         --   Rights Agreement, dated as of November 10, 1995, between
                  Cabot Corporation and The First National Bank of Boston as
                  Rights Agent (incorporated herein by reference to Exhibit 1 of Cabot's Registration Statement on Form 8-A, file
                  reference 1-5667, filed with the Commission on November 13,
                  1995).
4(b)(i)      --   Indenture, dated as of December 1, 1987, between Cabot
                  Corporation and The First National Bank of Boston, Trustee
                  (incorporated herein by reference to Exhibit 4 of Amendment
                  No. 1 to Cabot's Registration Statement on Form S-3,
                  Registration No. 33-18883, filed with the Commission on
                  December 10, 1987).
4(b)(ii)     --   First Supplemental Indenture dated as of June 17, 1992, to
                  Indenture, dated as of December 1, 1987, between Cabot
                  Corporation and The First National Bank of Boston, Trustee
                  (incorporated by reference to Exhibit 4.3 of Cabot's
                  Registration Statement on Form S-3, Registration Statement
                  No. 33-48686, filed with the Commission on June 18, 1992).
4(b)(iii)    --   Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust
                  Company, Trustee (incorporated herein by reference to
                  Exhibit 4 of Cabot's Quarterly Report on Form 10-Q for the
                  quarterly period ended December 31, 1996, file reference
                  1-5667, filed with the Commission on February 14, 1997).

 EXHIBIT
  NUMBER                                  DESCRIPTION
 -------                                  -----------
4(b)(iv)     --   Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust
                  Company, Trustee (incorporated herein by reference to
                  Exhibit 4.1 of Cabot's Current Report on Form 8-K, dated
                  November 20, 1998, file reference 1-5667, filed with the
                  Commission on November 20, 1998).
10(a)        --   Credit Agreement, dated as of January 3, 1997, among Cabot
                  Corporation, the banks listed therein and Morgan Guaranty
                  Trust Company of New York, as Agent (incorporated herein by reference to Exhibit 10 of Cabot's Quarterly Report on Form
                  10-Q for the quarterly period ended March 31, 1997, file
                  reference 1-5667, filed with the Commission on May 14,
                  1997).
10(b)(i)*    --   Equity Incentive Plan, as amended (incorporated herein by
                  reference to Exhibit 99 of Cabot's Registration Statement on
                  Form S-8, Registration No. 33-28699, filed with the
                  Commission on May 12, 1989).
10(b)(ii)*   --   1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 28 of Cabot's Registration Statement on Form S-8,
                  Registration No. 333-03683, filed with the Commission on May
                  14, 1996).
10(c)        --   Note Purchase Agreement between John Hancock Mutual Life
                  Insurance Company, State Street Bank and Trust Company, as
                  trustee for the Cabot Corporation Employee Stock Ownership
                  Plan, and Cabot Corporation, dated as of November 15, 1988
                  (incorporated by reference to Exhibit 10(c) of Cabot's
                  Annual Report on Form 10-K for the year ended September 30,
                  1988, file reference 1-5667, filed with the Commission on
                  December 29, 1988).
10(d)(i)*    --   Supplemental Cash Balance Plan (incorporated herein by
                  reference to Exhibit 10(e)(i) of Cabot's Annual Report on
                  Form 10-K for the year ended September 30, 1994, file
                  reference 1-5667, filed with the Commission on December 22,
                  1994).
10(d)(ii)*   --   Supplemental Employee Stock Ownership Plan (incorporated
                  herein by reference to Exhibit 10(e)(ii) of Cabot's Annual
                  Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December
                  22, 1994).
10(d)(iii)*  --   Supplemental Retirement Incentive Savings Plan (incorporated herein by reference to Exhibit 10(e)(iii) of Cabot's Annual
                  Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December
                  22, 1994).
10(d)(iv)*   --   Supplemental Employee Benefit Agreement with John G.L. Cabot
                  (incorporated herein by reference to Exhibit 10(f) of
                  Cabot's Annual Report on Form 10-K for the year ended
                  September 30, 1987, file reference 1-5667, filed with the
                  Commission on December 28, 1987).
10(d)(v)*    --   Cabot Corporation Deferred Compensation Plan dated January
                  1, 1995 (incorporated herein by reference to Exhibit
                  10(e)(v) of Cabot's Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the Commission on December 29, 1995).
10(d)(vi)*   --   Amendment 1997-I to Cabot Corporation Deferred Compensation
                  Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot's Annual Report on Form 10-K
                  for the year ended September 30, 1997, file reference
                  1-5667, filed with the Commission on December 24, 1997).
10(e)*       --   Form of severance agreement entered into between Cabot
                  Corporation and various managers (incorporated herein by
                  reference to Exhibit 10(g) of Cabot's Annual Report on Form
                  10-K for the year ended September 30, 1991, file reference
                  1-5667, filed with the Commission on December 27, 1991).

 EXHIBIT
  NUMBER                                  DESCRIPTION
 -------                                  -----------
10(f)        --   Group Annuity Contract No. GA-6121 between The Prudential
                  Insurance Company of America and State Street Bank and Trust
                  Company, dated June 28, 1991 (incorporated herein by
                  reference to Exhibit 10(h) of Cabot's Annual Report on Form
                  10-K for the year ended September 30, 1991, file reference
                  1-5667, filed with the Commission on December 27, 1991).
10(g)*       --   Non-employee Directors' Stock Compensation Plan
                  (incorporated herein by reference to Exhibit A of Cabot's
                  Proxy Statement for its 1992 Annual Meeting of Stockholders,
                  file reference 1-5667, filed with the Commission on December
                  27, 1991).
10(h)        --   Agreement for the Sale and Purchase of Liquefied Natural Gas
                  and Transportation Agreement, dated April 13, 1976, between
                  L'Entreprise Nationale pour la Recherche, la Production, le
                  Transport, la Transformation et la Commercialisation des
                  Hydrocarbures ("Sonatrach") and Distrigas Corporation, and
                  Amendment No. 3 to said Agreement, dated February 21, 1988
                  (incorporated herein by reference to Exhibit 10(j) of
                  Cabot's Annual Report on Form 10-K for the year ended
                  September 30, 1994, file reference 1-5667, filed with the
                  Commission on December 22, 1994).
10(i)        --   Agreement for the Sale and Purchase of Liquefied Natural
                  Gas, dated December 11, 1988, between Sonatrading Amsterdam
                  B.V. ("Sonatrading") and Distrigas Corporation and
                  Transportation Agreement, dated December 11, 1988, between
                  Sonatrach and Distrigas Corporation (incorporated herein by reference to Exhibit 10(p) of Cabot's Annual Report on Form
                  10-K for the year ended September 30, 1989, file reference
                  1-5667, filed with the Commission on December 28, 1989).
10(j)        --   Mutual Assurances Agreements among Cabot Corporation,
                  Sonatrach, Distrigas Corporation and Sonatrading dated
                  February 21, 1988 and December 11, 1988, respectively
                  (incorporated herein by reference to Exhibit 10.1 of Cabot's
                  Current Report on Form 8-K dated July 17, 1992, file
                  reference 1-5667, filed with the Commission July 17, 1992).
10(k)(i)     --   Asset Transfer Agreement, dated as of June 13, 1995, among
                  Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety
                  Limited, Cabot Corporation, Cabot Safety Holdings
                  Corporation and Cabot Safety Acquisition Corporation
                  (incorporated herein by reference to Exhibit 2(a) of Cabot
                  Corporation's Current Report on Form 8-K, dated July 11,
                  1995, file reference 1-5667, filed with the Commission July
                  26, 1995).
10(k)(ii)    --   Stockholders' Agreement, dated as of July 11, 1995, among
                  Vestar Equity Partners, L.P., Cabot CSC Corporation, Cabot
                  Safety Holdings Corporation, Cabot Corporation and various other parties thereto (incorporated herein by reference to
                  Exhibit 2(b) of Cabot Corporation's Current Report on Form
                  8-K, dated July 11, 1995, file reference 1-5667, filed with the Commission July 26, 1995).
10(l)        --   Cabot Corporation Senior Management Severance Protection
                  Plan, effective January 9, 1998 (incorporated herein by
                  reference to exhibit 10(a) of Cabot's Quarterly Report on
                  Form 10-Q for the quarterly period ended December 31, 1997, file reference 1-5667, filed with the Commission February
                  17, 1998).
10(m)        --   Cabot Corporation Key Employee Severance Protection Plan,
                  effective January 9, 1998 (incorporated herein by reference to exhibit 10(b) of Cabot's Quarterly Report on Form 10-Q
                  for the quarterly period ended December 31, 1997, file
                  reference 1-5667, filed with the Commission February 17,
                  1998).
10(n)*       --   Cabot Corporation Short-Term Incentive Compensation Plan,
                  effective November 12, 1998 (subject to approval at the 1999
                  Annual Meeting of Shareholders of Cabot Corporation, to be
                  held March 11, 1999), filed herewith.
12           --   Statement Re: Computation of Ratios of Earnings to Fixed
                  Charges, filed herewith.
13           --   Pages 21 through 48 of the 1998 Annual Report to
                  Stockholders of Cabot Corporation, a copy of which is
                  furnished for the information of the Securities and Exchange
                  Commission. Portions of the Annual Report not incorporated herein by reference are not deemed "filed" with the
                  Commission.

 EXHIBIT
  NUMBER                                  DESCRIPTION
 -------                                  -----------
21           --   List of Significant Subsidiaries, filed herewith.
23           --   Consent of PricewaterhouseCoopers LLP, filed herewith.
24           --   Power of attorney for signing of this Annual Report on Form
                  10-K, filed herewith.
27(a)        --   Financial Data Schedule for the fiscal year ended September
                  30, 1998, filed herewith.
27(b)        --   Restated Financial Data Schedule for the fiscal year ended
                  September 30, 1997, filed herewith.
27(c)        --   Restated Financial Data Schedule for the fiscal year ended
                  September 30, 1996, filed herewith.

---------------

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

Date:  December 22, 1998

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

                     SIGNATURES                                   TITLE                    DATE
                     ----------                                   -----                    ----

                /s/ Samuel W. Bodman                   Director, Chairman of the     December 22, 1998
-----------------------------------------------------    Board and Chief Executive
                  Samuel W. Bodman                       Office (principal
                                                         executive officer)

                          *                            Director and President        December 22, 1998
-----------------------------------------------------
Kennett F. Burnes

                /s/ Robert L. Culver                   Executive Vice President and  December 22, 1998
-----------------------------------------------------    Chief Financial Officer
                  Robert L. Culver                       (principal financial
                                                         officer)

               /s/ William T. Anderson                 Controller                    December 22, 1998
-----------------------------------------------------    (principal accounting
                 William T. Anderson                     officer)

                          *                            Director                      December 22, 1998
-----------------------------------------------------
Jane C. Bradley

                          *                            Director                      December 22, 1998
-----------------------------------------------------
John G.L. Cabot

                          *                            Director                      December 22, 1998
-----------------------------------------------------
John S. Clarkeson

                          *                            Director                      December 22, 1998
-----------------------------------------------------
Arthur L. Goldstein

                          *                            Director                      December 22, 1998
-----------------------------------------------------
Robert P. Henderson

                     SIGNATURES                                   TITLE                    DATE
                     ----------                                   -----                    ----

                         *                             Director                      December 22, 1998
-----------------------------------------------------
                  Arnold S. Hiatt

                         *                             Director                      December 22, 1998
-----------------------------------------------------
                  Gautam S. Kaji

                         *                             Director                      December 22, 1998
-----------------------------------------------------
               Roderick C.G. MacLeod

                         *                             Director                      December 22, 1998
-----------------------------------------------------
                 John H. McArthur

                         *                             Director                      December 22, 1998
-----------------------------------------------------
                  John F. O'Brien

                         *                             Director                      December 22, 1998
-----------------------------------------------------
                  David V. Ragone

                         *                             Director                      December 22, 1998
-----------------------------------------------------
                Charles P. Siess, Jr.

                         *                             Director                      December 22, 1998
-----------------------------------------------------
                  Morris Tanenbaum

                         *                             Director                      December 22, 1998
-----------------------------------------------------
                  Lydia W. Thomas

                         *                             Director                      December 22, 1998
-----------------------------------------------------
                  Mark S. Wrighton

              *By /s/ Sarah W. Saunders
  -------------------------------------------------
                  Sarah W. Saunders
                 as Attorney-in-Fact

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                                  DESCRIPTION
 -------                                  -----------
 3(a)        --   Certificate of Incorporation of Cabot Corporation restated
                  effective October 24, 1983, as amended February 14, 1985,
                  December 3, 1986, February 19, 1987, November 18, 1988,
                  November 24, 1995 and March 12, 1996 (incorporated herein by reference to Exhibit 3(a) of Cabot's Annual Report on Form
                  10-K for the year ended September 30, 1996, file reference
                  1-5667, filed with the Commission on December 24, 1996).
 3(b)        --   The By-laws of Cabot Corporation as of January 11, 1991
                  (incorporated herein by reference to Exhibit 3(b) of Cabot's
                  Annual Report on Form 10-K for the year ended September 30,
                  1991, file reference 1-5667, filed with the Commission on
                  December 27, 1991).
 4(a)        --   Rights Agreement, dated as of November 10, 1995, between
                  Cabot Corporation and The First National Bank of Boston as
                  Rights Agent (incorporated herein by reference to Exhibit 1 of Cabot's Registration Statement on Form 8-A, file
                  reference 1-5667, filed with the Commission on November 13,
                  1995).
 4(b)(i)     --   Indenture, dated as of December 1, 1987, between Cabot
                  Corporation and The First National Bank of Boston, Trustee
                  (incorporated herein by reference to Exhibit 4 of Amendment
                  No. 1 to Cabot's Registration Statement on Form S-3,
                  Registration No. 33-18883, filed with the Commission on
                  December 10, 1987).
 4(b)(ii)    --   First Supplemental Indenture dated as of June 17, 1992, to
                  Indenture, dated as of December 1, 1987, between Cabot
                  Corporation and The First National Bank of Boston, Trustee
                  (incorporated by reference to Exhibit 4.3 of Cabot's
                  Registration Statement on Form S-3, Registration Statement
                  No. 33-48686, filed with the Commission on June 18, 1992).
 4(b)(iii)   --   Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust
                  Company, Trustee (incorporated herein by reference to
                  Exhibit 4 of Cabot's Quarterly Report on Form 10-Q for the
                  quarterly period ended December 31, 1996, file reference
                  1-5667, filed with the Commission on February 14, 1997).
 4(b)(iv)    --   Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust
                  Company, Trustee (incorporated herein by reference to
                  Exhibit 4.1 of Cabot's Current Report on Form 8-K, dated
                  November 20, 1998, file reference 1-5667, filed with the
                  Commission on November 20, 1998).
10(a)        --   Credit Agreement, dated as of January 3, 1997, among Cabot
                  Corporation, the banks listed therein and Morgan Guaranty
                  Trust Company of New York, as Agent (incorporated herein by reference to Exhibit 10 of Cabot's Quarterly Report on Form
                  10-Q for the quarterly period ended March 31, 1997, file
                  reference 1-5667, filed with the Commission on May 14,
                  1997).
10(b)(i)*    --   Equity Incentive Plan, as amended (incorporated herein by
                  reference to Exhibit 99 of Cabot's Registration Statement on
                  Form S-8, Registration No. 33-28699, filed with the
                  Commission on May 12, 1989).
10(b)(ii)*   --   1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 28 of Cabot's Registration Statement on Form S-8,
                  Registration No. 333-03683, filed with the Commission on May
                  14, 1996).
10(c)        --   Note Purchase Agreement between John Hancock Mutual Life
                  Insurance Company, State Street Bank and Trust Company, as
                  trustee for the Cabot Corporation Employee Stock Ownership
                  Plan, and Cabot Corporation, dated as of November 15, 1988
                  (incorporated by reference to Exhibit 10(c) of Cabot's
                  Annual Report on Form 10-K for the year ended September 30,
                  1988, file reference 1-5667, filed with the Commission on
                  December 29, 1988).
10(d)(i)*    --   Supplemental Cash Balance Plan (incorporated herein by
                  reference to Exhibit 10(e)(i) of Cabot's Annual Report on
                  Form 10-K for the year ended September 30, 1994, file
                  reference 1-5667, filed with the Commission on December 22,
                  1994).

 EXHIBIT
  NUMBER                                  DESCRIPTION
 -------                                  -----------
10(d)(ii)*   --   Supplemental Employee Stock Ownership Plan (incorporated
                  herein by reference to Exhibit 10(e)(ii) of Cabot's Annual
                  Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December
                  22, 1994).
10(d)(iii)*  --   Supplemental Retirement Incentive Savings Plan (incorporated herein by reference to Exhibit 10(e)(iii) of Cabot's Annual
                  Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December
                  22, 1994).
10(d)(iv)*   --   Supplemental Employee Benefit Agreement with John G.L. Cabot
                  (incorporated herein by reference to Exhibit 10(f) of
                  Cabot's Annual Report on Form 10-K for the year ended
                  September 30, 1987, file reference 1-5667, filed with the
                  Commission on December 28, 1987).
10(d)(v)*    --   Cabot Corporation Deferred Compensation Plan dated January
                  1, 1995 (incorporated herein by reference to Exhibit
                  10(e)(v) of Cabot's Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the Commission on December 29, 1995).
10(d)(vi)*   --   Amendment 1997-I to Cabot Corporation Deferred Compensation
                  Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot's Annual Report on Form 10-K
                  for the year ended September 30, 1997, file reference
                  1-5667, filed with the Commission on December 24, 1997).
10(e)*       --   Form of severance agreement entered into between Cabot
                  Corporation and various managers (incorporated herein by
                  reference to Exhibit 10(g) of Cabot's Annual Report on Form
                  10-K for the year ended September 30, 1991, file reference
                  1-5667, filed with the Commission on December 27, 1991).
10(f)        --   Group Annuity Contract No. GA-6121 between The Prudential
                  Insurance Company of America and State Street Bank and Trust
                  Company, dated June 28, 1991 (incorporated herein by
                  reference to Exhibit 10(h) of Cabot's Annual Report on Form
                  10-K for the year ended September 30, 1991, file reference
                  1-5667, filed with the Commission on December 27, 1991).
10(g)*       --   Non-employee Directors' Stock Compensation Plan
                  (incorporated herein by reference to Exhibit A of Cabot's
                  Proxy Statement for its 1992 Annual Meeting of Stockholders,
                  file reference 1-5667, filed with the Commission on December
                  27, 1991).
10(h)        --   Agreement for the Sale and Purchase of Liquefied Natural Gas
                  and Transportation Agreement, dated April 13, 1976, between
                  L'Entreprise Nationale pour la Recherche, la Production, le
                  Transport, la Transformation et la Commercialisation des
                  Hydrocarbures ("Sonatrach") and Distrigas Corporation, and
                  Amendment No. 3 to said Agreement, dated February 21, 1988
                  (incorporated herein by reference to Exhibit 10(j) of
                  Cabot's Annual Report on Form 10-K for the year ended
                  September 30, 1994, file reference 1-5667, filed with the
                  Commission on December 22, 1994).
10(i)        --   Agreement for the Sale and Purchase of Liquefied Natural
                  Gas, dated December 11, 1988, between Sonatrading Amsterdam
                  B.V. ("Sonatrading") and Distrigas Corporation and
                  Transportation Agreement, dated December 11, 1988, between
                  Sonatrach and Distrigas Corporation (incorporated herein by reference to Exhibit 10(p) of Cabot's Annual Report on Form
                  10-K for the year ended September 30, 1989, file reference
                  1-5667, filed with the Commission on December 28, 1989).
10(j)        --   Mutual Assurances Agreements among Cabot Corporation,
                  Sonatrach, Distrigas Corporation and Sonatrading dated
                  February 21, 1988 and December 11, 1988, respectively
                  (incorporated herein by reference to Exhibit 10.1 of Cabot's
                  Current Report on Form 8-K dated July 17, 1992, file
                  reference 1-5667, filed with the Commission July 17, 1992).

 EXHIBIT
  NUMBER                                  DESCRIPTION
 -------                                  -----------
10(k)(i)     --   Asset Transfer Agreement, dated as of June 13, 1995, among
                  Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety
                  Limited, Cabot Corporation, Cabot Safety Holdings
                  Corporation and Cabot Safety Acquisition Corporation
                  (incorporated herein by reference to Exhibit 2(a) of Cabot
                  Corporation's Current Report on Form 8-K, dated July 11,
                  1995, file reference 1-5667, filed with the Commission July
                  26, 1995).
10(k)(ii)    --   Stockholders' Agreement, dated as of July 11, 1995, among
                  Vestar Equity Partners, L.P., Cabot CSC Corporation, Cabot
                  Safety Holdings Corporation, Cabot Corporation and various other parties thereto (incorporated herein by reference to
                  Exhibit 2(b) of Cabot Corporation's Current Report on Form
                  8-K, dated July 11, 1995, file reference 1-5667, filed with the Commission July 26, 1995).
10(l)        --   Cabot Corporation Senior Management Severance Protection
                  Plan, effective January 9, 1998 (incorporated herein by
                  reference to exhibit 10(a) of Cabot's Quarterly Report on
                  Form 10-Q for the quarterly period ended December 31, 1997, file reference 1-5667, filed with the Commission February
                  17, 1998).
10(m)        --   Cabot Corporation Key Employee Severance Protection Plan,
                  effective January 9, 1998 (incorporated herein by reference to exhibit 10(b) of Cabot's Quarterly Report on Form 10-Q
                  for the quarterly period ended December 31, 1997, file
                  reference 1-5667, filed with the Commission February 17,
                  1998).
10(n)*       --   Cabot Corporation Short-Term Incentive Compensation Plan,
                  effective November 12, 1998 (subject to approval at the 1999
                  Annual Meeting of Shareholders of Cabot Corporation, to be
                  held March 11, 1999), filed herewith.
12           --   Statement Re: Computation of Ratios of Earnings to Fixed
                  Charges, filed herewith.
13           --   Pages 21 through 48 of the 1998 Annual Report to
                  Stockholders of Cabot Corporation, a copy of which is
                  furnished for the information of the Securities and Exchange
                  Commission. Portions of the Annual Report not incorporated herein by reference are not deemed "filed" with the
                  Commission.
21           --   List of Significant Subsidiaries, filed herewith.
23           --   Consent of PricewaterhouseCoopers LLP, filed herewith.
24           --   Power of attorney for signing of this Annual Report on Form
                  10-K, filed herewith.
27(a)        --   Financial Data Schedule for the fiscal year ended September
                  30, 1998, filed herewith.
27(b)        --   Restated Financial Data Schedule for the fiscal year ended
                  September 30, 1997, filed herewith.
27(c)        --   Restated Financial Data Schedule for the fiscal year ended
                  September 30, 1996, filed herewith.

---------------

* Management contract or compensatory plan or arrangement.