Form 10-Q
period 1998-12-31
CABOT CORP
filed 1999-02-11
CIK 16040

                                    FORM 10-Q
                                    ---------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ------------------------------------------------


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                DECEMBER 31, 1998

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

 AS OF FEBRUARY 5, 1999, THE COMPANY HAD 66,685,721 SHARES OF COMMON STOCK, PAR
                        VALUE $1 PER SHARE, OUTSTANDING.

                                CABOT CORPORATION

                                      INDEX


Part I.  Financial Information                                          Page No.
                                                                        --------

         Item 1.  Financial Statements

                  Consolidated Statements of Income
                       Three Months Ended December 31, 1998 and 1997        3

                  Consolidated Balance Sheets
                       December 31, 1998 and September 30, 1998             4

                  Consolidated Statements of Cash Flows
                       Three Months Ended December 31, 1998 and 1997        6

                  Consolidated Statement of Changes in Stockholders'
                       Equity Three Months Ended December 31, 1998          7

                  Notes to Consolidated Financial Statements                8

         Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                 12


Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                         18


                          PART I. FINANCIAL INFORMATION

                                     ITEM 1.

                                CABOT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                         Three Months Ended December 31

                 (Dollars in millions, except per share amounts)

                                    UNAUDITED

                                                            1998          1997
                                                            ----          ----
Revenues:
   Net sales and other operating revenues ..........       $409.0        $435.4
   Interest and dividend income ....................          1.3           1.6
                                                           ------        ------
     Total revenues ................................        410.3         437.0
                                                           ------        ------

Costs and expenses:
   Cost of sales ...................................        272.8         302.2
   Selling and administrative expenses .............         58.4          55.9
   Research and technical service ..................         19.5          18.8
   Interest expense ................................         10.9          11.4
   Other charges, net ..............................          0.7           3.4
                                                           ------        ------
     Total costs and expenses ......................        362.3         391.7
                                                           ------        ------

Income before income taxes .........................         48.0          45.3
Provision for income taxes .........................        (17.3)        (16.3)
Equity in net income of affiliated companies .......          2.0           3.0
Minority interest in income ........................         (0.9)         (0.5)
                                                           ------        ------

Net income .........................................         31.8          31.5

Dividends on preferred stock, net of tax
   benefit of $0.5 and $0.5 ........................         (0.8)         (0.8)
                                                           ------        ------

Income applicable to common shares .................       $ 31.0        $ 30.7
                                                           ======        ======

Weighted average common shares outstanding (Note G):
   Basic ...........................................         64.6          66.1
                                                           ======        ======
   Diluted .........................................         73.5          75.3
                                                           ======        ======

Income per common share (Note G):
   Basic ...........................................       $ 0.48        $ 0.46
                                                           ======        ======
   Diluted .........................................       $ 0.43        $ 0.41
                                                           ======        ======

Dividends per common share .........................       $ 0.11        $ 0.10
                                                           ======        ======


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 1998 and September 30, 1998

                   (Dollars in millions, except share amounts)

                                     ASSETS

                                                     December 31    September 30
                                                         1998         1998
                                                     -------------  ------------
                                                      (Unaudited)

Current assets:
  Cash and cash equivalents ........................  $   19.3        $   39.6
  Accounts and notes receivable (net of reserve
    for doubtful accounts of $5.2 and $4.6) ........     321.3           284.3

  Inventories:
    Raw materials ..................................      79.0            68.2
    Work in process ................................      59.6            62.9
    Finished goods .................................      96.8            76.1
    Other ..........................................      48.2            43.9
                                                      --------        --------
      Total inventories ............................     283.6           251.1

  Prepaid expenses .................................      27.7            26.1
  Deferred income taxes ............................      17.0            17.8
                                                      --------        --------

Total current assets ...............................     668.9           618.9
                                                      --------        --------

Investments (Note B):
  Equity ...........................................      74.4            91.1
  Other ............................................      66.3            72.5
                                                      --------        --------
      Total investments ............................     140.7           163.6
                                                      --------        --------

Property, plant and equipment ......................   2,012.3         1,914.3
Accumulated depreciation and amortization ..........    (974.5)         (936.3)
                                                      --------        --------
  Net property, plant and equipment ................   1,037.8           978.0
                                                      --------        --------

Other assets:
  Intangible assets, net of amortization (Note B) ..      24.9            24.2
  Deferred income taxes ............................       3.9             3.9
  Other assets .....................................      18.2            16.6
                                                      --------        --------
      Total other assets ...........................      47.0            44.7
                                                      --------        --------

Total assets .......................................  $1,894.4        $1,805.2
                                                      ========        ========


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 1998 and September 30, 1998

                   (Dollars in millions, except share amounts)

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                      December 31   September 30
                                                         1998           1998
                                                      -----------   ------------
                                                      (Unaudited)

Current liabilities:
   Notes payable to banks ..........................   $  242.1       $  253.3
   Current portion of long-term debt ...............       11.5           11.4
   Accounts payable and accrued liabilities ........      234.2          268.2
   U.S. and foreign income taxes payable ...........        8.9            0.4
   Deferred income taxes ...........................        3.0            3.0
                                                       --------       --------
     Total current liabilities .....................      499.7          536.3
                                                       --------       --------

Long-term debt .....................................      426.8          316.3
Deferred income taxes ..............................       78.8           82.4
Other liabilities ..................................      154.4          139.6

Commitments and contingencies (Note F) .............         --             --

Minority interest ..................................       32.5           25.1

Stockholders' Equity (Note H):
Preferred Stock:
   Authorized:  2,000,000 shares of $1 par value
   Series A Junior Participating Preferred Stock
     Issued and outstanding:  none
   Series B ESOP Convertible Preferred Stock
     7.75% Cumulative
     Issued: 75,336 shares (aggregate redemption
     value of $66.5 and $67.4) .....................       75.3           75.3

Less cost of preferred treasury stock ..............      (14.3)         (13.6)

Common stock:
   Authorized: 200,000,000 shares of $1 par value
   Issued: 66,411,467 and 67,241,624 shares ........       66.4           67.2

Additional paid-in capital .........................         --            4.9

Retained earnings ..................................      676.7          671.7

Unearned compensation ..............................      (23.0)         (26.2)

Deferred employee benefits .........................      (60.1)         (60.6)

Accumulated other comprehensive income (Note C) ....      (18.8)         (13.2)
                                                       --------       --------

Total stockholders' equity .........................      702.2          705.5
                                                       --------       --------

Total liabilities and stockholders' equity .........   $1,894.4       $1,805.2
                                                       ========       ========


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended December 31, 1998 and 1997

                              (Dollars in millions)

                                    UNAUDITED

                                                               1998       1997
                                                              -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income .................................................. $ 31.8    $  31.5
Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization ..........................   30.4       29.5
     Deferred tax expense (benefit) .........................    0.8       (0.2)
     Equity in income of affiliated companies,
       net of dividends received ............................   (0.9)      (1.0)
     Other, net .............................................    3.3        2.8

   Changes in assets and liabilities, net of the effect of
     acquisitions and the consolidation of equity affiliates:
     Increase in accounts receivable ........................  (26.0)     (33.5)
     Increase in inventory ..................................  (26.2)     (15.1)
     Decrease in accounts payable and accruals ..............  (42.6)      (8.5)
     Increase in prepayments and intangible assets ..........   (4.2)     (17.1)
     Increase in income taxes payable .......................    8.3        9.7
     Increase in other liabilities ..........................   12.7        4.7
     Other, net .............................................   (0.7)      (0.5)
                                                              ------    -------

   Cash provided (used) by operating activities .............  (13.3)       2.3
                                                              ------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property, plant and equipment ...............  (55.9)     (30.6)
   Investments and acquisitions .............................   (4.1)     (24.1)
   Other ....................................................    7.9        2.4
                                                              ------    -------

     Cash used by investing activities ......................  (52.1)     (52.3)
                                                              ------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from long-term debt .............................  100.0       62.6
   Repayments of long-term debt .............................   (2.2)    (114.8)
   Increase (decrease) in short-term debt ...................  (19.4)     152.7
   Purchases of preferred and common stock ..................  (26.1)     (45.0)
   Sales and issuances of preferred and common stock ........    0.8        1.3
   Cash dividends paid to stockholders ......................   (8.1)      (7.6)
                                                              ------    -------

     Cash provided by financing activities ..................   45.0       49.2
                                                              ------    -------

Effect of exchange rate changes on cash .....................    0.1       (0.5)
                                                              ------    -------

Decrease in cash and cash equivalents .......................  (20.3)      (1.3)

Cash and cash equivalents at beginning of period ............   39.6       39.2
                                                              ------    -------

Cash and cash equivalents at end of period .................. $ 19.3    $  37.9
                                                              ======    =======

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      Three Months Ended December 31, 1998

                              (Dollars in millions)


                                                             Preferred             Additional
                                                Preferred     Treasury    Common     Paid-in    Retained
                                                  Stock        Stock      Stock      Capital    Earnings
                                                ---------    ---------    ------   ----------   --------

Balance at September 30, 1998: .............      $75.3        $(13.6)     $67.2      $4.9       $671.7

Net income .................................                                                       31.8

Common dividends paid ......................                                                       (7.3)

Issuance of  stock under employee
  compensation plans .......................                                 0.1       0.9

Purchase and  retirement of common stock ...                                (0.9)     (5.8)       (18.7)

Purchase of treasury stock - preferred .....                     (0.7)

Preferred dividends paid to Employee
  Stock Ownership Plan, net of tax .........                                                       (0.8)

Principal payment by Employee Stock
  Ownership Plan under guaranteed loan .....

Amortization of unearned compensation.......

Unrealized loss on available-for-sale
 securities, net of deferred tax of $2.9....

Foreign currency translation adjustments....
                                                  -----        ------      -----      ----       ------
Balance at December 31, 1998 ...............      $75.3        $(14.3)     $66.4      $0.0       $676.7
                                                  =====        ======      =====      ====       ======

                                                   Unearned         Deferred         Accumulated Other    Comprehensive
                                                 Compensation   Employee Benefits  Comprehensive Income   Income (Note C)
                                                 ------------   -----------------  --------------------   --------------

Balance at September 30, 1998: .............       $(26.2)          $(60.6)              $(13.2)

Net income .................................                                                                   $31.8

Common dividends paid ......................

Issuance of stock under employee
  compensation plans .......................         (0.2)

Purchase and retirement of common stock ....

Purchase of treasury stock - preferred .....

Preferred dividends paid to Employee
  Stock Ownership Plan, net of tax .........

Principal payment by Employee Stock
  Ownership Plan under guaranteed loan .....                           0.5

Amortization of unearned compensation ......          3.4

Unrealized loss on available-for-sale
 securities, net of deferred tax of $2.9 ...                                               (5.9)                (5.9)

Foreign currency translation adjustments ...                                                0.3                  0.3

                                                   ------           ------               ------                -----
Balance at December 31, 1998 ...............       $(23.0)          $(60.1)              $(18.8)               $26.2
                                                   ======           ======               ======                =====



The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998


A.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Cabot Corporation and majority-owned and controlled U.S. and non-U.S. subsidiaries (the "Company"). Investments in majority-owned affiliates where control does not exist and investments in 20 percent to 50 percent owned affiliates are accounted for on the equity method. Intercompany transactions have been eliminated.

         The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company's Form 10-K for the year ended September 30, 1998.

         The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 1998 and 1997. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

B.       BUSINESS DEVELOPMENTS

         On November 14, 1995, the Company modified its existing joint venture agreement for its carbon black venture in Shanghai, China. This amendment provided for the expansion of the facility and the increase of the Company's ownership interest to 70%, to take effect as the expansion is funded. As of October 1, 1998 the Company began accounting for this venture on a consolidated basis.

C.       COMPREHENSIVE INCOME

         As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The adoption of this Statement had no impact on net income or stockholders' equity. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Accumulated Other Comprehensive Income which is disclosed in the stockholders' equity section of the consolidated balance sheet includes unrealized gains or losses on available-for-sale securities and translation adjustments on investments in foreign subsidiaries. Prior to the adoption of SFAS No. 130, the Company reported such unrealized gains or losses and translation adjustments separately in the stockholders' equity section of the consolidated balance sheet. Amounts in the prior year financial statements have been reclassified to conform to SFAS No. 130.

D.       SEGMENTS OF AN ENTERPRISE

         In June 1997, the Financial Accounting Standards Board ("FASB") issued a new Statement, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes new requirements for the reporting of segment information by public companies. It supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, and is effective for the annual financial statements of fiscal years beginning after December 15, 1997. The new framework for segment reporting is referred to as the management approach. It is intended to give analysts and other financial-statement users a view of the company "through the eyes of management", by looking to a company's internal management reporting structure as the basis for determining the company's external segments, as well as the basis for determining the information that is to be disclosed for those segments. The Company is currently assessing the impact this Statement will have on the consolidated financial statements.


E.       RECLASSIFICATION

         Certain amounts were reclassified in fiscal year 1998 to reflect changes in the Company's organization during the year.


F.       CONTINGENCIES

         The Company is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue. In the opinion of the Company, although final disposition of all of its suits and claims may impact the Company's financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on the Company's financial position.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1998
                                    UNAUDITED

G.       EARNINGS PER SHARE

         Basic and diluted earnings per share ("EPS") were calculated for the three months ended December 31, 1998 and 1997 as follows (dollars in millions, except per share amounts):


                                                           1998        1997
                                                          ------      ------
BASIC EPS
   Income available to common shares (numerator)...       $31.0        $30.7
                                                          =====        =====

   Weighted-average common shares outstanding .....        67.1         68.5
   Less:  Contingently issuable shares ............        (2.5)        (2.4)
                                                          -----        -----

   Adjusted weighted-average shares (denominator)..        64.6         66.1
                                                          =====        =====

   Basic EPS ......................................       $0.48        $0.46
                                                          =====        =====

DILUTED EPS
   Income available to common shares ..............       $31.0        $30.7
   Dividends on preferred stock ...................         0.8          0.8
   Less:  Income effect of assumed conversion of
      preferred stock .............................        (0.4)        (0.4)
                                                          -----        -----

   Income available to common shares plus
      assumed conversions (numerator) .............       $31.4        $31.1
                                                          =====        =====

   Weighted-average common shares outstanding .....        67.1         68.5
   Effect of dilutive securities:  Stock-based
      compensation ................................         6.4          6.8
                                                          -----        -----

   Adjusted weighted-average shares (denominator)..        73.5         75.3
                                                          =====        =====

   Diluted EPS ....................................       $0.43        $0.41
                                                          =====        =====



                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1998
                                    UNAUDITED

H.       SHARES OF STOCK

         The following table summarizes the changes in shares of stock for the three months ended December 31, 1998 (preferred shares in thousands and common shares in millions):


                                                               1998
                                                               ----

       PREFERRED STOCK
         Balance at September 30, 1998............             75.3
                                                               ----
         Balance at December 31, 1998.............             75.3
                                                               ====


       PREFERRED TREASURY STOCK
         Balance at September 30, 1998............              8.5
         Purchased preferred treasury stock.......              0.3
                                                               ----
         Balance at December 31, 1998.............              8.8
                                                               ====

       COMMON STOCK
         Balance at September 30, 1998............             67.2
         Issued Common Stock......................              0.1
         Purchased and retired common stock.......             (0.9)
                                                               ----
         Balance at December 31, 1998.............             66.4
                                                               ====



                               CABOT CORPORATION

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

I. RESULTS OF OPERATIONS

Sales and operating profit by industry segment are shown in the accompanying table on page 17.

THREE MONTHS ENDED DECEMBER 31, 1998 VERSUS
THREE MONTHS ENDED DECEMBER 31, 1997

Net income for the first quarter of fiscal year 1999 was $31.8 million ($0.43 per diluted common share), compared to $31.5 million ($0.41 per diluted common share) in the same quarter a year ago. Net sales and other operating revenues decreased 6% to $409.0 million from last year's $435.4 million. Operating profit was $68.4 million for the quarter compared to $62.9 million in the same quarter a year ago. The increase in earnings is attributable to improved performance of the Company's chemical businesses which more than offset a negative earnings comparison in the Company's liquefied natural gas ("LNG") business.

Specialty Chemicals and Materials Group sales for the three month periods ended December 31, 1998 and 1997 amounted to $354.9 million and $362.6 million, respectively. The reduction in sales primarily reflects lower year-to-year carbon black selling prices offset by improved volumes in the Company's Microelectronics Materials ("MMD") business. Overall, Specialty Chemicals and Materials Group global volumes were flat.

Specialty Chemicals and Materials Group operating profit increased 26% to $65.1 million from $51.5 million in the same quarter last year. Operating profit in the Company's carbon black business contributed significantly to the improved performance of the group for the quarter compared to the same quarter last year. The effects of significantly lower year-to-year feedstock costs were somewhat offset by lower carbon black selling prices. Cost management efforts and the reduction in research and development spending in the carbon black business also contributed incrementally to earnings. In addition, last year's first quarter included a $4.1 million loss primarily related to the Indonesian economic crisis. No such loss occurred this year. In total, year-to-year carbon black volumes were flat.

The Company's MMD business experienced tremendous business growth this quarter over the year ago quarter. Volume grew in excess of 50% compared with the first quarter of 1998. Greater sales of new generation slurry products drove the volume growth and improved MMD's product mix. Additionally, greater plant utilization contributed to MMD's profitability.

Cabot Performance Materials ("CPM") earned $0.4 million less in operating profit in the first quarter compared to the same quarter a year ago. The effects of slightly lower volumes and higher year-to-year tantalum ore costs were offset by improved production efficiencies and, to a lesser extent, slightly higher selling prices.

The Company's silicas business reported flat earnings for the first quarter of 1999 versus the first quarter of 1998. The effects of 2% lower volumes and higher research and development spending about offset lower production costs.

The Plastics business experienced a reduction in volumes for the first quarter compared to a strong first quarter in fiscal year 1998. Volumes in the first quarter of last year included sales that were non-recurring in nature (e.g., special orders) and sales from some low margin products which have been de-emphasized during the past year. Excluding these sales, comparable volumes of core products declined by approximately 8%. Lower volumes were partially offset by improved margins due primarily to improved product mix.

Research and technical spending for the first quarter of 1999 increased $0.7 million to $19.5 million from $18.8 million for the first quarter of 1998. The increase reflects increased spending in the Company's MMD and silica new product development programs, offset somewhat by a reduction in spending in the Company's carbon black businesses. The Company continues to pursue, and is encouraged by progress being made in, several of its new product and new business initiatives. The Company's objective of developing higher value, differentiated products and creating new businesses is central to its strategy for generating earnings growth.

In the Energy Group, sales for the first quarter decreased to $54.1 million from $72.8 million for the same quarter a year ago. The group's operating profit decreased $8.1 million to $3.3 million, compared with $11.4 million in the first quarter of 1998. Approximately $5 million of the decrease in operating profit was attributable to warmer than normal weather and weak natural gas prices. Additionally, first quarter earnings in 1998 included a $3.2 million contract revenue payment from the signing of a long-term gas supply contract.

General corporate and other expenses increased by $3.3 million to $9.5 million in the first quarter of 1999 primarily due to items of a one-time nature. Base corporate expenses, predominantly driven by headcount, were flat in the first quarter of 1999 compared to the first quarter of 1998.

The Company's effective tax rate was 36% for the quarters ended December 31, 1998 and 1997.

II. CASH FLOWS AND LIQUIDITY

During the first three months of fiscal year 1999, the Company's operations used $13.3 million of cash compared to providing $2.3 million during the first three months of 1998. The change is primarily due to greater working capital needs during the first three months of fiscal year 1999. Due to the seasonality of certain of the Company's businesses, working capital needs increase during the first quarter of each year. This year, in addition to normal seasonality, the working capital increase reflected the timing of certain payments, weaker year-to-year economic conditions in the Asia Pacific region and an increase in inventories of new products in some of the Company's new businesses.

Capital spending for the first three months of the year was $60 million. The major components for 1999 include new business expansion and normal plant operating capital projects, the Company's share of the Trinidad LNG project, refurbishment of the Company's LNG tanker and capacity expansion in the Company's silica and MMD businesses.

On September 11, 1998, the Company's Board of Directors authorized the repurchase of 4.0 million shares of the Company's common stock, superceding prior authorizations. During the first three months of fiscal 1999, the Company purchased approximately 0.8 million shares of common stock. At December 31, 1998, approximately 2.4 million shares remained under the September 1998 repurchase authorization.

The Company's ratio of total debt (including short-term debt net of cash) to capital increased from 43% at September 30, 1998 to 47% at the end of the first quarter of fiscal year 1999.

On September 29, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) for up to $500 million of debt securities that the Company may issue from time to time. The SEC declared the registration statement effective on October 13, 1998.

In December 1998, the Company issued $100 million of medium-term notes. The notes mature as follows: $40 million matures in 2 years, $30 million matures in 7 years and $30 million matures in 20 years. The notes have a weighted average interest of 6.6%. Proceeds from the issuance were used to reduce short-term debt.

The Company maintains a credit agreement under which it may borrow up to $300 million at floating rates. The facility is available through January 3, 2002. The Company had no borrowings outstanding under this agreement at December 31, 1998. Management expects cash from operations and present financing arrangements, including the Company's unused line of credit and shelf registration, to be sufficient to meet the Company's cash requirements for the foreseeable future.

III. YEAR 2000 READINESS DISCLOSURE

The Company's Year 2000 plan has three areas of key focus and is overseen by an Executive Steering Committee. A Program Management Office has been established to coordinate the Year 2000 efforts with regional teams in Asia Pacific, Europe, North America, and South America. These teams have been in place and working for more than a year. The Company's Year 2000 efforts are proceeding on schedule.

1. The first area of key focus is the Company's core business systems software, PC hardware and desktop software, and manufacturing plant devices and software. The Company's plan with respect to this area includes the inventory of all core business systems, PC hardware and desktop software, and plant devices that have clocking devices or computer codes that will be impacted by the change of date to Year 2000; assessment for priority as to mission critical systems; upgrading, or replacing as required; testing and placement into an operational state; and developing contingency plans. The current status and plans for each component of this area are as follows:

   - Core Business Systems: This component includes all software and hardware systems that record relevant data for business operations and summarize revenue, cost, cash flows, capital, and other information. The Company has completed the inventory for core business systems. The Company's assessment indicates that, as a result of investments in significant global business system renewals during the past several years as well as ongoing efforts, the Company's core business systems are expected to be Year 2000 ready. Current global business system renewal projects include the rollout of AspenTech's manufacturing production support systems, an upgrade to PeopleSoft Human Resources/Payroll in North America, the migration of the Company's Asia Pacific and plastics manufacturing facilities to JDEdwards software, and the migration of the Company's European facilities to JDEdwards and Marcam suites of business software. Testing of all core business systems is expected to occur during the third quarter of fiscal year 1999.

   - PC Hardware and Desktop Software: Dates have been established for each phase of work to inventory, assess, test, and upgrade PC hardware and software. The Company expects to complete the inventory, assessment, and testing phase during the second quarter of fiscal year 1999. Replacement or repair of desktop and mission critical software is ongoing and expected to be completed by the third quarter of fiscal year 1999.

   - Manufacturing Plant Devices and Software: Dates have been established for each phase of work to inventory, assess, test, and upgrade manufacturing plant hardware and software. The Company expects to complete the inventory, assessment and testing phase during the second quarter of fiscal year 1999. Replacement or repair of manufacturing plant hardware and software is ongoing and expected to be completed by third quarter of fiscal year 1999. Final testing in all manufacturing facilities is expected to be completed during normal plant shutdowns in the fourth quarter of fiscal year 1999.

2. The second area of key focus is the Company's suppliers. This includes identifying key suppliers whose supply disruption would have an adverse impact on the Company's ability to produce and ship product, working with these suppliers to decrease the chances that supply will be disrupted, identifying alternative sources or contingency plans as needed, and attempting to include in all purchase contracts language providing that purchased products and services are Year 2000 compliant. Even in cases where the Company has received assurances that delays or disruption will not be encountered by third parties, the Company is not in a position to determine with certainty whether the assurances will prove accurate, given the uncertainties associated with the Year 2000. The current status and plans for this area are as follows:

   - Key suppliers have been identified and classified. Contact with mission critical suppliers and review of their evaluations are expected to be completed by the third quarter of fiscal year 1999. The development of contingency plans is expected to be completed by the fourth quarter of fiscal year 1999.

3. The final area of key focus is internal and external communications, and includes ongoing status reporting to the Company's management, coordinated responses to external customer requests for information on the Company's Year 2000 status, and timely delivery of information on Year 2000 to Company employees worldwide. The current status and plans for this area are as follows:

   - An internal status reporting mechanism is in place. Coordinated responses are being delivered to key customers. An employee awareness program will continue throughout 1999.

Overall, the Company has established a goal to complete most activities related to mission critical core business systems, PC hardware and desktop software, and manufacturing plant devices and software by the end of the third quarter of fiscal year 1999. Testing at some manufacturing facilities will occur during normal plant shutdowns between the months of June and September, 1999. Work with suppliers, contingency planning, and ongoing communications will continue throughout fiscal year 1999.

The Company does not believe that the cost of implementing system and program changes necessary to address Year 2000 issues will have a material effect on the Company's results of operations or financial condition. The Company has identified Year 2000 expenses as costs incurred specifically to modify hardware or software to be Year 2000 compliant where such modifications do not add any other functionality. The vast majority of the Company's projects currently in progress is part of the Company's ongoing global business system renewal initiatives. The Company does recognize that a benefit of these initiatives will be Year 2000 compliance. However, these initiatives are not underway primarily for Year 2000 compliance and therefore are not treated as Year 2000 costs. Through the end of the first quarter of fiscal year 1999, the Company has recognized cumulative direct Year 2000 costs of approximately $1 million. The Company expects to spend approximately $2 million during fiscal year 1999 on direct Year 2000 remediation efforts in addition to the global business system renewal efforts. There can be no assurance that there will not be increased costs associated with the implementation of such changes.

The current status and plans represent the Company's expectations based on current Year 2000 plans and work progress. However, there is no assurance that such expectations will be realized. While the Company believes that prudent steps have been taken to assure that there is an effective program to address the Year 2000 issue, the Company cannot guarantee that all Year 2000 errors will be corrected or that the information systems will not generate Year 2000 errors when operating with third party computer systems or data.

The Company cannot predict reliably the source, nature, or extent of any Year 2000 disruptions that may be experienced in the U.S. or other countries where it operates and, therefore, cannot predict reliably the effect any such disruptions may have on the Company, its operations or financial condition. The Company does not know what is the most likely "worse case scenario" as a result of Year 2000 disruptions, but believes that the effects on the Company are not substantially different from those facing industry generally. The Company believes that the most likely causes of disruption are one or more of the following: disruptions in the banking system, disruptions in the supply of electricity to the Company's plants that could delay production of the Company's products, and disruptions in transportation services that could delay shipments from the Company's suppliers or to the Company's customers. In addition, the Company does not know whether any of its customers will experience Year 2000 disruptions, either directly or as a result of disruptions in their customers' businesses or in the economy generally, but any such disruptions might reduce demand for the Company's products and adversely affect the Company. At this time, however, the Company believes that if none of the third parties with which it deals, directly or indirectly, experience disruptions or delays related to the Year 2000 problem, it will be able to continue to operate with little or no disruption or delay.

                               CABOT CORPORATION

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)
                         Three Months Ended December 31

                (Dollars in millions, except per share amounts)

                                   UNAUDITED

                                                     1998        1997
                                                    ------      ------
Industry Segment Data
---------------------
Net Sales:
  Specialty chemicals and materials .............   $354.9      $362.6
  Energy ........................................     54.1        72.8
                                                    ------      ------
   Net sales ....................................   $409.0      $435.4
                                                    ======      ======

Operating profit:
  Specialty chemicals and materials .............   $ 65.1      $ 51.5
  Energy ........................................      3.3        11.4
                                                    ------      ------
   Total operating profit .......................     68.4        62.9

Interest expense ................................    (10.9)      (11.4)
General corporate/other expenses ................     (9.5)       (6.2)
                                                    ------      ------

Income before income taxes ......................     48.0        45.3
Provision for income taxes ......................    (17.3)      (16.3)
Equity in net income of affiliated companies ....      2.0         3.0
Minority interest in income .....................     (0.9)       (0.5)
                                                    ------      ------

Net income ......................................     31.8        31.5

Dividends on preferred stock ....................     (0.8)       (0.8)
                                                    ------      ------

Income applicable to common shares ..............   $ 31.0      $ 30.7
                                                    ======      ======

Income per common share:

   Basic ........................................   $ 0.48      $ 0.46
                                                    ======      ======
   Diluted ......................................   $ 0.43      $ 0.41
                                                    ======      ======


FORWARD LOOKING INFORMATION: Included herein are statements relating to management's projections of future profits, the possible achievement of the Company's financial goals and objectives, management's expectations for the Company's product development programs and Year 2000 risks. Actual results may differ materially from the results anticipated in the statements included herein due to a variety of factors, including market supply and demand conditions, fluctuations in currency exchange rates, cost of raw materials, patent rights of others, Year 2000 disruptions, demand for our customers' products and competitors' reactions to market conditions. Timely commercialization of products under development by the Company may be disrupted or delayed by technical difficulties, market acceptance, competitors' new products, or difficulties in moving from the experimental stage to the production stage.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

                  Exhibit
                  Number                Description
                  -------               -----------

                  12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges, filed herewith.

                  27.A Financial Data Schedule for the three months ended December 31, 1998, filed herewith. (Not included with printed copy of the Form 10-Q.)

                  27.B Restated Financial Data Schedule for the three months ended December 31, 1997, filed herewith. (Not included with printed copy of the Form 10-Q.)


         (b)      REPORTS ON FORM 8-K

                  A Current Report on Form 8-K dated November 20, 1998, was filed with the Securities and Exchange Commission during the quarterly period ended December 31, 1998 (the "Report"). The Report described (i) the legal proceedings pending as of November 17, 1998 in which material developments have occurred since June 30, 1998 and (ii) the filing of a Registration Statement on Form S-3 with the Securities and Exchange Commission covering up to $500,000,000 of debt securities issuable under an indenture between the Company and State Street Bank and Trust Company, and the issuance and sale from time to time of medium-term notes through various Agents pursuant to a Distribution Agreement among the Company and the Agents, dated November 20, 1998.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CABOT CORPORATION




Date: February 11, 1999                     /s/ Robert L. Culver
                                            ------------------------------------
                                            Robert L. Culver
                                            Executive Vice President and
                                            Chief Financial Officer


Date: February 11, 1999                     /s/ William T. Anderson
                                            ------------------------------------
                                            William T. Anderson
                                            Controller
                                            (Chief Accounting Officer)