Form 10-Q
period 1999-03-31
CABOT CORP
filed 1999-05-17
CIK 16040

                                    FORM 10-Q

                            ------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                 MARCH 31, 1999

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

                    YES      X           NO
                         ---------           --------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

        AS OF MAY 07, 1999, THE COMPANY HAD 66,509,978 SHARES OF COMMON
                  STOCK, PAR VALUE $1 PER SHARE, OUTSTANDING.

                                CABOT CORPORATION

                                      INDEX


                                                                                              PAGE NO.
Part I.  Financial Information

         Item 1.    Financial Statements

                    Consolidated Statements of Income
                         Three Months Ended March  31, 1999 and 1998                             3

                    Consolidated Statements of Income
                         Six Months Ended March 31, 1999 and 1998                                4

                    Consolidated Balance Sheets
                         March  31, 1999 and September 30, 1998                                  5

                    Consolidated Statements of Cash Flows
                         Six Months Ended March  31, 1999 and 1998                               7

                    Consolidated Statement of Changes in Stockholders' Equity
                         Six Months Ended March 31, 1999                                         8

                    Notes to Consolidated Financial Statements                                   9

         Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                    15


Part II. Other Information

         Item 3.    Legal Proceedings                                                           21

         Item 4.    Submission of Matters to a Vote of  Security Holders                        21

         Item 6.    Exhibits and Reports on Form 8-K                                            22

                         PART I. FINANCIAL INFORMATION
                                    ITEM 1.

                               CABOT CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                          Three Months Ended March 31

                (Dollars in millions, except per share amounts)

                                   UNAUDITED

                                                                                          1999                1998
                                                                                       --------            --------
Revenues:
   Net sales and other operating revenues                                              $  435.8            $  457.0
   Interest and dividend income                                                             0.9                 1.7
                                                                                       --------            --------
      Total revenues                                                                      436.7               458.7
                                                                                       --------            --------

Costs and expenses:
   Cost of sales                                                                          304.6               312.5
   Selling and administrative expenses                                                     56.7                56.5
   Research and technical service                                                          18.8                20.4
   Interest expense                                                                        12.1                11.1
   Gain on sale of equity securities (Note G)                                              (4.6)                 -
   Other charges, net                                                                       1.8                 4.6
                                                                                       --------            --------
      Total costs and expenses                                                            389.4               405.1
                                                                                       --------            --------

Income before income taxes                                                                 47.3                53.6
Provision for income taxes                                                                (17.0)              (19.3)
Equity in net income of affiliated companies                                                3.5                 4.0
Minority interest in income                                                                (0.6)               (0.8)
                                                                                       --------            --------

Net income                                                                                 33.2                37.5

Dividends on preferred stock, net of tax benefit of $0.5 and $0.5                          (0.7)               (0.8)
                                                                                       --------            --------

Income applicable to common shares                                                     $   32.5            $   36.7
                                                                                       ========            ========

Weighted average common shares outstanding (Note I):
   Basic                                                                                   64.0                65.6
                                                                                       ========            ========
   Diluted                                                                                 72.8                74.6
                                                                                       ========            ========

Income per common share (Note I):
   Basic                                                                               $   0.51            $   0.56
                                                                                       ========            ========
   Diluted                                                                             $   0.45            $   0.50
                                                                                       ========            ========

Dividends per common share                                                             $   0.11            $   0.10
                                                                                       ========            ========

The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                           Six Months Ended March 31

                (Dollars in millions, except per share amounts)

                                   UNAUDITED

                                                                                         1999                1998
                                                                                       -------             -------
Revenues:
   Net sales and other operating revenues                                              $ 844.8             $ 892.4
   Interest and dividend income                                                            2.2                 3.3
      Total revenues                                                                     847.0               895.7
                                                                                       -------             -------

Costs and expenses:
   Cost of sales                                                                         577.4               614.7
   Selling and administrative expenses                                                   115.1               112.4
   Research and technical service                                                         38.3                39.2
   Interest expense                                                                       23.0                22.5
   Gain on sale of equity securities (Note G)                                             (4.6)                 -
   Other charges, net                                                                      2.5                 8.0
                                                                                       -------             -------
      Total costs and expenses                                                           751.7               796.8
                                                                                       -------             -------

Income before income taxes                                                                95.3                98.9
Provision for income taxes                                                               (34.3)              (35.6)
Equity in net income of affiliated companies                                               5.5                 7.0
Minority interest in income                                                               (1.5)               (1.4)
                                                                                       -------             -------

Net income                                                                                65.0                68.9

Dividends on preferred stock, net of tax benefit of $1.0 and $1.0                         (1.5)               (1.6)
                                                                                       -------             -------

Income applicable to common shares                                                     $  63.5             $  67.3
                                                                                       =======             =======

Weighted average common shares outstanding (Note I):
   Basic                                                                                  64.3                65.9
                                                                                       =======             =======
   Diluted                                                                                73.1                74.9
                                                                                       =======             =======

Income per common share (Note I):
   Basic                                                                               $  0.99             $  1.02
                                                                                       =======             =======
   Diluted                                                                             $  0.88             $  0.91
                                                                                       =======             =======

Dividends per common share                                                             $  0.22             $  0.20
                                                                                       =======             =======

The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     March 31, 1999 and September 30, 1998

                  (Dollars in millions, except share amounts)

                                     ASSETS

                                                                                      March 31          September 30
                                                                                        1999                1998
                                                                                    -----------         ------------
                                                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                                                          $   13.0            $   39.6
  Accounts and notes receivable (net of reserve for doubtful
      accounts of $4.6 and $4.6)                                                         324.4               284.3

   Inventories:
      Raw materials                                                                       85.5                68.2
      Work in process                                                                     61.4                62.9
      Finished goods                                                                      87.9                76.1
      Other                                                                               49.1                43.9
                                                                                      --------            --------
         Total inventories                                                               283.9               251.1

   Prepaid expenses                                                                       23.1                26.1
   Deferred income taxes                                                                  15.5                17.8
                                                                                      --------            --------

Total current assets                                                                     659.9               618.9
                                                                                      --------            --------

Investments:
   Equity (Note B)                                                                        81.2                91.1
   Other (Note G)                                                                         56.0                72.5
                                                                                      --------            --------
      Total investments                                                                  137.2               163.6
                                                                                      --------            --------

Property, plant and equipment                                                          1,970.0             1,914.3
Accumulated depreciation and amortization                                               (965.9)             (936.3)
                                                                                      --------            --------
   Net property, plant and equipment                                                   1,004.1               978.0
                                                                                      --------            --------

Other assets:
   Intangible assets, net of amortization                                                 23.3                24.2
   Deferred income taxes                                                                   3.9                 3.9
   Other assets                                                                           18.5                16.6
                                                                                      --------            --------
      Total other assets                                                                  45.7                44.7
                                                                                      --------            --------

Total assets                                                                          $1,846.9            $1,805.2
                                                                                      ========            ========

The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     March 31, 1999 and September 30, 1998

                  (Dollars in millions, except share amounts)

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                                       March 31            September 30
                                                                                         1999                  1998
                                                                                       --------            ------------
                                                                                     (Unaudited)
Current liabilities:
   Notes payable to banks                                                              $  235.4             $  253.3
   Current portion of long-term debt                                                       11.3                 11.4
   Accounts payable and accrued liabilities                                               218.2                268.2
   U.S. and foreign income taxes payable                                                    7.3                  0.4
   Deferred income taxes                                                                    3.0                  3.0
                                                                                       --------             --------
      Total current liabilities                                                          475.2                 536.3
                                                                                       --------             --------

Long-term debt                                                                            423.7                316.3
Deferred income taxes                                                                      71.4                 82.4
Other liabilities                                                                         150.8                139.6

Commitments and contingencies (Notes F and H)                                                -                    -

Minority interest                                                                          30.7                 25.1

Stockholders' Equity (Note J):
   Preferred Stock:
      Authorized:  2,000,000 shares of $1 par value
      Series A Junior Participating Preferred Stock
         Issued and outstanding:  none
      Series B ESOP Convertible Preferred Stock 7.75% Cumulative                           75.3                 75.3
         Issued:  75,336 shares (aggregate redemption value
         of $66.1 and $67.4)

   Less cost of preferred treasury stock                                                  (15.4)               (13.6)

   Common stock:
      Authorized:  200,000,000 shares of $1 par value
      Issued:  66,400,811 and 67,241,624 shares                                            66.4                 67.2

   Additional paid-in capital                                                                -                   4.9

   Retained earnings                                                                      701.1                671.7

   Unearned compensation                                                                  (19.9)               (26.2)

   Deferred employee benefits                                                             (59.6)               (60.6)

   Accumulated other comprehensive loss (Note C)                                          (52.8)               (13.2)
                                                                                       --------             --------

      Total stockholders' equity                                                          695.1                705.5
                                                                                       --------             --------

   Total liabilities and stockholders' equity                                          $1,846.9             $1,805.2
                                                                                       ========             ========

The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended March 31, 1999 and 1998

                             (Dollars in millions)

                                   UNAUDITED

                                                                                              1999                1998
                                                                                            -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                  $  65.0             $  68.9
Adjustments to reconcile net income to cash
   provided by operating activities:
      Depreciation and amortization                                                            61.5                57.6
      Deferred tax benefit                                                                     (3.1)               (0.6)
      Equity in income of affiliated companies,
         net of dividends received                                                             (4.4)               (4.2)
      Gain on sale of equity securities                                                        (4.6)                 -
      Other, net                                                                                6.4                 7.6
      Changes in assets and liabilities, net of the effect of acquisitions and the consolidation of equity affiliates:
            Increase in accounts receivable                                                   (38.4)              (50.3)
            Decrease (increase) in inventory                                                  (33.0)                7.9
            Increase in prepayments and intangible assets                                      (0.7)              (22.8)
            Increase (decrease) in accounts payable and accruals                              (48.1)                4.7
            Increase in income taxes payable                                                    7.7                10.5
            Increase (decrease) in other liabilities                                           10.6                (0.3)
            Other, net                                                                         (0.8)               (1.0)
                                                                                            -------             -------

               Cash provided by operating activities                                           18.1                78.0
                                                                                            -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property, plant and equipment                                                 (80.3)              (70.6)
   Investments and acquisitions                                                                (5.2)              (27.3)
   Proceeds from sale of equity securities                                                      9.4                  -
   Cash from consolidation of equity affiliates and other                                       7.9                 2.4
                                                                                            -------             -------

               Cash used in investing activities                                              (68.2)              (95.5)
                                                                                            -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from long-term debt                                                               102.5                63.1
   Repayments of long-term debt                                                                (7.9)             (121.8)
   Increase (decrease) in short-term debt                                                     (25.9)              137.7
   Purchases of preferred and common stock                                                    (30.3)              (50.1)
   Sales and issuances of preferred and common stock                                            3.5                 3.6
   Cash dividends paid to stockholders                                                        (16.2)              (15.1)
                                                                                            -------             -------

               Cash provided by financing activities                                           25.7                17.4
                                                                                            -------             -------

Effect of exchange rate changes on cash                                                        (2.2)                 -
                                                                                            -------             -------

Decrease in cash and cash equivalents                                                         (26.6)               (0.1)

Cash and cash equivalents at beginning of period                                               39.6                39.2
                                                                                            -------             -------

Cash and cash equivalents at end of period                                                  $  13.0             $  39.1
                                                                                            =======             =======

The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        Six Months Ended March 31, 1999

                             (Dollars in millions)


                                                                         Preferred                       Additional
                                                   Preferred             Treasury            Common        Paid-in
                                                     Stock                 Stock             Stock         Capital
                                                  ----------             ---------           ------      ----------

Balance at September 30, 1998:                       $ 75.3               $ (13.6)            $67.2         $  4.9

Net income

Common dividends paid

Issuance of  stock under employee
  compensation plans                                                                           0.1             2.0

Issuance of common stock to Cabot
  Retirement Incentive Savings Plan                                                            0.1             1.2

Purchase and  retirement of common stock                                                      (1.0)           (8.1)

Purchase of treasury stock - preferred                                       (1.8)

Preferred dividends paid to Employee
  Stock Ownership Plan, net of tax

Principal payment by Employee Stock
  Ownership Plan under guaranteed loan

Amortization of unearned compensation

Change in unrealized loss on available-for-sale securities, net of deferred tax of $5.0

Foreign currency translation adjustments


                                                     -------              --------            -----         -------
Balance at March 31, 1999                            $ 75.3               $ (15.4)            $66.4         $  0.0
                                                     =======              ========            =====         =======

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

                                             Retained          Unearned          Deferred       Accumulated Other    Comprehensive
                                             Earnings        Compensation    Employee Benefits  Comprehensive Loss   Income (Note C)
                                             --------        ------------    -----------------  ------------------   ---------------


Balance at September 30, 1998:                 $671.7         $   (26.2)            $ (60.6)       $    (13.2)

Net income                                       65.0                                                                    $    65.0

Common dividends paid                           (14.7)

Issuance of  stock under employee
  compensation plans                                                0.1

Issuance of common stock to Cabot
  Retirement Incentive Savings Plan

Purchase and  retirement of common stock        (19.4)

Purchase of treasury stock - preferred

Preferred dividends paid to Employee
  Stock Ownership Plan, net of tax               (1.5)

Principal payment by Employee Stock
  Ownership Plan under guaranteed loan                                                  1.0

Amortization of unearned compensation                               6.2

Change in unrealized loss on available-for-sale
  securities, net of deferred tax of $5.0                                                               (10.4)               (10.4)

Foreign currency translation adjustments
                                                                                                        (29.2)               (29.2)

                                               ------         -----------           ----------     ---------------       -----------
Balance at March 31, 1999                      $701.1         $   (19.9)            $ (59.6)       $    (52.8)           $    25.4
                                               ======         ===========           ==========     ===============       ===========



The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999


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

       The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 1999 and 1998. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

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

C. COMPREHENSIVE INCOME

       As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The adoption of this Statement had no impact on net income or stockholders' equity. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Accumulated Other Comprehensive Income (Loss), which is disclosed in the stockholders' equity section of the consolidated balance sheet, includes unrealized gains or losses on available-for-sale securities and translation adjustments on investments in foreign subsidiaries. Prior to the adoption of SFAS No. 130, the Company reported such unrealized gains or losses and translation adjustments separately in the stockholders' equity section of the consolidated balance sheet. Amounts in the prior year financial statements have been reclassified to conform to SFAS No. 130.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 1999

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

G. INVESTMENTS

       During the second quarter the Company sold .5 million shares of its investment in K N Energy, Inc. The Company received cash proceeds of $9.4 million and recorded a gain of $4.6 million related to the sale.

H. LEASE COMMITMENTS

       During the second quarter the Company entered into a non-cancelable lease agreement for its corporate offices in Boston, Massachusetts expiring in September, 2015. This contract results in additional future minimum rental commitments under the non-cancelable lease as follows: (dollars in millions)

              2000                     $ 0.4
              2001                       5.0
              2002                       5.2
              2003                       5.2
              2004 and thereafter       64.4
                                        ----

                                       $80.2
                                        ----

       The Company is currently evaluating opportunities for the existing facility lease that expires in 2001.

                               CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 1999
                                   UNAUDITED


I.     EARNINGS PER SHARE

       Basic and diluted earnings per share ("EPS") were calculated for the three months ended March 31, 1999 and 1998 as follows (dollars in millions, except per share amounts):

                                                                                                      1999                1998
                                                                                                     ------              ------
       BASIC EPS
          Income available to common shares (numerator)                                             $  32.5            $   36.7
                                                                                                    ========           =========

          Weighted-average common shares outstanding                                                   66.5                67.8
          Less:  Contingently issuable shares                                                          (2.5)               (2.2)
                                                                                                    --------           ---------

          Adjusted weighted-average shares (denominator)                                               64.0                65.6
                                                                                                    ========           =========

          Basic EPS                                                                                 $  0.51            $   0.56
                                                                                                    ========           =========

       DILUTED EPS
          Income available to common shares                                                         $  32.5            $   36.7
          Dividends on preferred stock                                                                  0.7                 0.8
          Less:  Income effect of assumed conversion of
             preferred stock                                                                           (0.4)               (0.5)
                                                                                                    --------           ---------

          Income available to common shares plus
             assumed conversions (numerator)                                                        $  32.8            $   37.0
                                                                                                    ========           =========

          Weighted-average common shares outstanding
                                                                                                       66.5                67.8
          Effect of dilutive securities:  Stock-based
             compensation (1)                                                                           6.3                 6.8
                                                                                                    --------           ---------

          Adjusted weighted-average shares (denominator)                                               72.8                74.6
                                                                                                    ========           =========

          Diluted EPS                                                                               $  0.45            $   0.50
                                                                                                    ========           =========





       (1) Options to purchase 0.3 million shares of common stock were outstanding at March 31, 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                               CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 1999
                                   UNAUDITED

I.     EARNINGS PER SHARE ( CONTINUED )

       Basic and diluted earnings per share ("EPS") were calculated for the six months ended March 31, 1999 and 1998 as follows (dollars in millions, except per share amounts):


                                                                                                      1999               1998
                                                                                                     ------             ------
       BASIC EPS
          Income available to common shares (numerator)                                             $  63.5            $   67.3
                                                                                                    =======            ========

          Weighted-average common shares outstanding                                                   66.8                68.1
          Less:  Contingently issuable shares                                                          (2.5)               (2.2)
                                                                                                    -------            --------

          Adjusted weighted-average shares (denominator)                                               64.3                65.9
                                                                                                    =======            ========

          Basic EPS                                                                                 $  0.99            $   1.02
                                                                                                    =======            ========

       DILUTED EPS
          Income available to common shares                                                         $  63.5            $   67.3
          Dividends on preferred stock                                                                  1.5                 1.6
          Less:  Income effect of assumed conversion of
             preferred stock                                                                           (0.8)               (0.8)
                                                                                                    -------            --------

          Income available to common shares plus
             assumed conversions (numerator)                                                        $  64.2            $   68.1
                                                                                                    =======            ========

          Weighted-average common shares outstanding                                                   66.8                68.1
          Effect of dilutive securities:  Stock-based
             compensation (1)                                                                           6.3                 6.8
                                                                                                    -------            --------

          Adjusted weighted-average shares (denominator)                                               73.1                74.9
                                                                                                    =======            ========

          Diluted EPS                                                                               $  0.88            $   0.91
                                                                                                    =======            ========





       (1) Options to purchase 0.3 million shares of common stock were outstanding at March 31, 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                               CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 1999
                                   UNAUDITED

J.     SHARES OF STOCK

       The following table summarizes the changes in shares of stock for the three months ended March 31, 1999 (preferred shares in thousands and common shares in millions):

                                                                                               1999
                                                                                           -------------
       PREFERRED STOCK
         Balance at December 31, 1998                                                          75.3
                                                                                               ----
         Balance at March 31, 1999                                                             75.3
                                                                                               ====


       PREFERRED TREASURY STOCK
         Balance at December 31, 1998                                                           8.8
         Purchased preferred treasury stock                                                     0.5
                                                                                               ----
         Balance at March 31, 1999                                                              9.3
                                                                                               ====

       COMMON STOCK
         Balance at December 31, 1998                                                          66.4
         Issued common stock                                                                    0.1
         Purchased and retired common stock                                                    (0.1)
                                                                                               ----
         Balance at March 31, 1999                                                             66.4
                                                                                               ====

                               CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 1999
                                   UNAUDITED

J.     SHARES OF STOCK  (CONTINUED)

       The following table summarizes the changes in shares of stock for the six months ended March 31, 1999 (preferred shares in thousands and common shares in millions):

                                                                                               1999
                                                                                           -------------
       PREFERRED STOCK
         Balance at September 30, 1998                                                         75.3
                                                                                               ----
         Balance at March 31, 1999                                                             75.3
                                                                                               ----


       PREFERRED TREASURY STOCK
         Balance at September 30, 1998                                                          8.5
         Purchased preferred treasury stock                                                     0.8
                                                                                               ----
         Balance at March 31, 1999                                                              9.3
                                                                                               ====

       COMMON STOCK
         Balance at September 30, 1998                                                         67.2
         Issued common stock                                                                    0.2
         Purchased and retired common stock                                                    (1.0)
                                                                                               ----
         Balance at March 31, 1999                                                             66.4
                                                                                               ====

                                CABOT CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

Sales and operating profit by industry segment are shown in the accompanying table on page 20.

THREE MONTHS ENDED MARCH 31, 1999 VERSUS
THREE MONTHS ENDED MARCH 31, 1998

Unless indicated otherwise, financial comparisons in the following text are for the quarter ended March 31, 1999 versus the quarter ended March 31, 1998.

Net income for the second quarter of fiscal year 1999 was $33.2 million ($0.45 per diluted common share), compared with $37.5 million ($0.50 per diluted common share) in the same quarter a year ago. The quarter just ended included a $0.04 per diluted share gain from the sale of investments in equity securities. Net sales and other operating revenues decreased 5% to $435.8 million from last year's $457.0 million. Operating profit was $61.7 million for the quarter compared to $73.4 million in the same quarter a year ago. Significantly lower natural gas prices and the effect of Brazil's economic turmoil largely drove the decrease in earnings. To a lesser extent, earnings were affected by volume declines and continued price pressure in several of the Company's traditional chemical markets.

In the Specialty Chemicals and Materials Group, sales for the second quarter of fiscal 1999 decreased 7% to $347.9 million from $372.5 million. Overall volumes in the Company's chemical businesses decreased 4% for the quarter. The reduction in revenue also reflects lower year-to-year carbon black selling prices. Operating profit for the Specialty Chemicals and Materials Group decreased 12% to $54.4 million from $62.0 million. The decrease was primarily the result of lower earnings in the Company's carbon black business. The Company's fumed silica, plastics, and performance materials businesses also reported lower operating profit for the quarter. The performance of the Company's new chemical businesses (microelectronics materials ("MMD"), inkjet colorants and specialty fluids), however, contributed favorably to earnings compared to the second quarter of 1998.

The Company's CARBON BLACK business reported a decrease in operating profit of approximately $6 million. The shortfall was caused primarily by the economic difficulty within the Brazilian market. The dramatic depreciation of the Brazilian Real and reduced volumes in the South American region negatively impacted results for the quarter. In addition, the effects of significantly lower feedstock costs were offset by lower year-to-year carbon black selling prices. Overall volumes in the Company's carbon black business were 1% lower than the second quarter of 1998. Volumes in the tire and special blacks markets were about flat. However, volumes decreased 8% in the industrial products business as the Company sacrificed some volumes by retaining pricing discipline in a price competitive environment.

The FUMED SILICA business reported a decrease in operating profit of approximately $3 million caused primarily by lower demand in the Company's base business volumes. A softening of the silicone rubber markets largely caused the reduction. Volumes in the second quarter were down 10%.

The PERFORMANCE MATERIALS business reported a decrease in operating profit of approximately $1 million. Inventory adjustments at the Company's capacitor manufacturing customers caused a 50% decrease in tantalum powder volumes in the quarter. The effects of decreased powder volumes were somewhat mitigated by improved pricing for the business's intermediate products. Powder volumes rebounded somewhat during April. Cost reduction efforts, improved volumes and margins in the business's intermediate products and greater powder volumes are expected to cause a strong second half of the fiscal year in this business.

                                CABOT CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company's PLASTICS business reported a $2 million shortfall in operating profit in the quarter on flat volumes, compared with last year's second quarter. The decline is primarily due to product mix changes and year-to-year selling price erosion. Overcapacity has caused severe pricing pressure in the European plastics market in which the Company does business.

The Company's new chemical businesses contributed over $4 million of increased operating profit in the second quarter. A large portion of the increase was driven by the Company's MMD business, which reported a 55% increase in revenue. This business reported higher average prices and margins mainly due to improved product mix and increased capacity utilization. The INKJET COLORANTS and SPECIALTY FLUIDS businesses contributed incrementally to earnings by reducing operating losses.

Research and technical expenses were $18.8 million for the second quarter of 1999 versus $20.4 million for the second quarter of 1998. The decrease reflects a reduction in spending in the Company's carbon black business, offset somewhat by an increase in spending in MMD and fumed silica new product development programs. The Company continues to pursue and is encouraged by progress made in several of its new product and new business initiatives, although progress to date on some of the Company's initiatives has been slower than expected. The Company's objective of developing higher value, differentiated products and creating new businesses is central to its strategy for generating earnings growth.

In the ENERGY GROUP, which is comprised of the liquefied natural gas importation and distribution operations, sales for the second quarter increased to $87.9 million from $84.5 million for the same quarter a year ago. The Group's operating profit was $7.3 million, compared with $11.4 million in the second quarter of 1998. The decrease in operating profit was attributable to significantly lower year-to-year natural gas prices, partially offset by 30% greater volumes in the quarter.

The Company's effective tax rate was 36% for the quarters ended March 31, 1999 and 1998.

SIX MONTHS ENDED MARCH 31, 1999 VERSUS
SIX MONTHS ENDED MARCH 31, 1998

Unless indicated otherwise, financial comparisons in the following text are for the six-month period ended March 31, 1999 versus the six month period ended March 31, 1998.

Net income for the first six months of fiscal 1999 was $65.0 million compared with $68.9 million for the first half of fiscal 1998. Operating profit decreased 5% to $130.1 million from $136.3 million.

In the Specialty Chemicals and Materials Group, revenues decreased 4% to $702.8 million from $735.1 million. The reduction in revenue reflects softened demand and increased competitive pricing in several of the Company's market segments. Operating profits increased 5% to $119.5 million from $113.5 million. The improvement in operating profit was driven primarily by significantly lower year-to-year carbon black feedstock costs. However, competitive price pressure, particularly in the Company's carbon black business, drove average selling prices down as the year progressed. In the second quarter, lower year-to-year carbon black selling prices offset the benefit of lower feedstock costs. Profit improvement in the Company's new businesses contributed incrementally to earnings, particularly the Company's MMD business, which continues to perform well within the high growth chemical mechanical planarization (CMP) market.

Other charges, net, decreased from $8.0 million to $2.5 million for the six months ended March 31, 1998 and 1999, respectively. The decrease was primarily a reduction in foreign currency exchange losses. Results in fiscal 1998 included the effects of a strengthened U.S. dollar and significant devaluation of the Indonesian rupiah.

In the Company's Energy Group, revenues decreased 10% to $142.0 million from $157.3 million and operating profits decreased 54% to $10.6 million from $22.8 million in the same period a year ago. The decrease in operating profit was attributable to the combination of warmer than normal weather and weak natural gas prices. Average gas selling prices decreased approximately 19% year-over-year. Offsetting weak prices was an increase in volumes equivalent to two additional cargos for the first six months of the year. Additionally, the first quarter earnings in 1998 included a $3.2 million contract revenue payment from the signing of a long-term gas supply contract.

                                CABOT CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Certain conditions that negatively impacted the Company's earnings in the first six months of the year improved toward the end of March. The Brazilian Real and South American carbon black market have shown some recent recovery. In addition, natural gas futures prices indicate that next year, given a greater and more predictable supply, the LNG business should contribute significantly to earnings. In contrast, recent increases in carbon black feedstock prices will present near term challenges given the current pricing environment in several of the Company's carbon black markets. Continuing cost reduction efforts are expected to mitigate a portion of any margin squeeze.

The Company's chemical industry customers are consolidating and shifting production to lower cost locations. In turn, the Company is beginning the process of evaluating production capacity, including the current deployment of productive assets across some of the chemical businesses, and other cost reduction initiatives. Various courses of action are currently being identified.

CASH FLOWS AND LIQUIDITY

During the first six months of the year, the Company's operations provided $18.1 million of cash compared to $78.0 million last year. The change year-to-year is primarily due to increased working capital needs.

Capital spending for the first six months of the year was $85.5 million. The Company plans to make approximately $200 million of capital expenditures during the fiscal year. The major components of the 1999 capital program include new business expansion and normal plant operating capital projects, the Company's equity share of a natural gas liquefaction project in Trinidad, refurbishment of the Company's LNG tanker, and capacity expansion in the Company's fumed silica and MMD businesses.

On September 11, 1998, the Company's Board of Directors authorized the repurchase of 4.0 million shares of the Company's common stock, superseding prior authorizations. During the first six months of the year, the Company purchased approximately 1.0 million shares of common stock. At March 31, 1999, approximately 2.3 million shares remained under the September 1998 repurchase authorization.

The Company's ratio of total debt (including short-term debt net of cash) to capital increased from 43% at September 30, 1998 to 48% at the end of the second quarter of fiscal year 1999.

On September 29, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") for up to $500 million of debt securities that the Company may issue from time to time. The SEC declared the registration statement effective on October 13, 1998.

In December 1998, the Company issued $100 million of medium-term notes. The notes mature as follows: $40 million in 2 years, $30 million in 7 years and $30 million in 20 years. The notes have a weighted average interest rate of 6.6%. Proceeds from the issuance were used to reduce short-term debt.

The Company maintains a credit agreement under which it may borrow up to $300 million at floating rates. The facility is available through January 3, 2002. The Company had no borrowings outstanding under this agreement at March 31, 1999. Management expects cash from operations and present financing arrangements, including the Company's unused line of credit and shelf registration, to be sufficient to meet the Company's cash requirements for the foreseeable future.

                                CABOT CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION and RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 READINESS DISCLOSURE

The Company's Year 2000 plan has three key areas of focus and is overseen by an Executive Steering Committee. A Program Management Office has been established to coordinate the Year 2000 efforts with regional teams in Asia Pacific, Europe, North America and South America. These teams have been in place and working for more than a year. The Company's Year 2000 efforts are proceeding on schedule.

1. The first key area of focus is the Company's core business systems software, PC hardware and desktop software, and manufacturing plant devices and software. The Company's plan with respect to this area includes the inventory of all core business systems software, PC hardware and desktop software, and plant devices and software that have clocking devices or computer codes that will be impacted by the change of date to Year 2000; assessment for priority as to mission critical systems; upgrading or replacing such hardware and software as required; testing and placing into an operational state; and developing contingency plans. The current status and plans for each component of this area are as follows:

     - Core Business Systems: This component includes all software and hardware systems that record relevant data for business operations and summarize revenue, cost, cash flows, capital, and other information. The Company has completed the inventory and assessment of core business systems. The Company's assessment indicates that as a result of investments in significant global business system renewals during the past several years, as well as ongoing efforts, the Company's core business systems are expected to be Year 2000 ready. Current global business system renewal projects are progressing as expected. These projects include the rollout of AspenTech's manufacturing production support systems, the migration of the Company's Asia Pacific and plastics manufacturing facilities to JDEdwards software, and the migration of the Company's European facilities to the JDEdwards and Marcam suites of business software. The upgrade to PeopleSoft Human Resources/Payroll in North America is now complete. Testing of all core business systems is expected to occur during the third quarter of fiscal year 1999.

     - PC Hardware and Desktop Software: The Company has completed the inventory, assessment, and testing phases for its PC hardware. Replacement or repair of desktop hardware and mission critical software is ongoing and expected to be completed in the third quarter of fiscal year 1999.

     - Manufacturing Plant Devices and Software: The Company completed the inventory and assessments of plant embedded devices and software during the second quarter of fiscal year 1999. Replacement or repair of plant devices and software is ongoing and expected to be completed in the third quarter of fiscal year 1999. Final testing in all manufacturing facilities is expected to be completed during normal plant shutdowns by the end of the fourth quarter of fiscal year 1999.

2. The second key area of focus is the Company's suppliers. This includes identifying key suppliers whose supply disruption could have an adverse impact on the Company's ability to produce and ship product, working with these suppliers to decrease the chances supply will be disrupted, identifying alternative sources or contingency plans as needed, and attempting to obtain written assurances that purchased products and services are Year 2000 compliant. Even in cases where the Company has received assurances that delays or disruption will not be encountered by third parties, the Company is not in a position to determine with

                                CABOT CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     certainty whether the assurances will prove accurate, given the uncertainties associated with the Year 2000. The current status and plans for this area are as follows:

     - Key suppliers are being identified. Letters and questionnaires are being sent to those suppliers and review of their responses is expected to be completed in the third quarter of fiscal year 1999. The development of contingency plans is expected to be completed in the fourth quarter of fiscal year 1999.

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

Overall, the Company has established a goal to complete most activities related to mission critical core business systems, PC hardware and desktop software, and plant devices and software by June 30, 1999. Testing at some manufacturing facilities will occur during plant shutdowns in the fourth quarter of fiscal year 1999. Work with suppliers, contingency planning and ongoing communications will continue throughout fiscal year 1999, with periodic reviews to be scheduled through the millennium date change.

The Company does not believe that the cost of implementing system and program changes necessary to address Year 2000 issues will have a material effect on the Company's results of operations or financial condition. The Company has identified Year 2000 expenses as costs incurred specifically to modify hardware or software to be Year 2000 compliant where such modifications do not add any other functionality. The vast majority of the Company's projects currently in progress are considered to be part of the Company's ongoing global business system renewal initiatives. The Company recognizes that a benefit of these initiatives will be Year 2000 compliance. However, these initiatives were not undertaken primarily for Year 2000 compliance and therefore are not treated as Year 2000 costs. The Year 2000 compliance effort is being supported by a reallocation of existing information technology and human resources. The Company does not specifically track all costs associated with employees working on Year 2000 projects. The Company expects to spend approximately $2 million during fiscal year 1999 on direct Year 2000 remediation efforts in addition to the global business system renewal efforts. There can be no assurance that there will not be increased costs associated with the implementation of such changes.

The above plans and status represent the Company's expectations based on current Year 2000 plans and work progress. However, there is no assurance that such expectations will be realized. While the Company believes that prudent steps have been taken to assure that there is an effective program, the Company cannot guarantee that the plans and funds expended will correct all Year 2000 errors or that the information systems will not generate Year 2000 errors when operating with third party computer systems or data.

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



                (Dollars in millions, except per share amounts)

                                   UNAUDITED


                                                 THREE MONTHS ENDED MARCH 31               SIX MONTHS ENDED MARCH 31
                                                 ---------------------------               -------------------------
                                                   1999               1998                   1999              1998
                                                   ----               ----                   ----              ----
INDUSTRY SEGMENT DATA
---------------------

Net Sales:
Specialty chemicals and materials                $   347.9           $ 372.5              $  702.8          $  735.1
Energy                                                87.9              84.5                 142.0             157.3
                                                 ----------         --------              ---------         ---------
      Net sales                                  $   435.8           $ 457.0              $  844.8          $  892.4
                                                 ==========         ========              =========         =========

Operating profit:
Specialty chemicals and materials                $    54.4           $  62.0              $  119.5          $  113.5
Energy                                                 7.3              11.4                  10.6              22.8
                                                 ----------         --------              ---------          --------
      Total operating profit                     $    61.7           $  73.4              $  130.1          $  136.3
                                                 ----------         --------              ---------         ---------

Interest expense                                     (12.1)            (11.1)                (23.0)            (22.5)
Gain on sale of equity securities                      4.6                -                    4.6                -
General corporate/other expenses                      (6.9)             (8.7)                (16.4)            (14.9)
                                                 ----------         --------              ---------         ---------

Income before income taxes                            47.3              53.6                  95.3              98.9
Provision for income taxes                           (17.0)            (19.3)                (34.3)            (35.6)
Equity in net income of affiliated companies           3.5               4.0                   5.5               7.0
Minority interest in income                           (0.6)             (0.8)                 (1.5)             (1.4)
                                                 ----------         --------              ---------         ---------

Net income                                            33.2              37.5                  65.0              68.9

Dividends on preferred stock                          (0.7)             (0.8)                 (1.5)             (1.6)
                                                 ----------         --------              ---------         ---------

Income applicable to common shares               $    32.5           $  36.7              $   63.5          $   67.3
                                                 ==========         ========              =========         =========

Income per common share:

      Basic                                      $    0.51           $  0.56              $   0.99          $   1.02
                                                 ==========         ========              =========         =========
      Diluted                                    $    0.45           $  0.50              $   0.88          $   0.91
                                                 ==========         ========              =========         =========


     FORWARD-LOOKING INFORMATION: Included herein are statements relating to management's projections of future profits, the possible achievement of the Company's financial goals and objectives, management's expectations for the Company's product development program, and Year 2000 risks. Actual results may differ materially from the results anticipated in the statements included herein due to a variety of factors including market supply and demand conditions, fluctuations in currency exchange rates, cost of raw materials, patent rights of others, Year 2000 disruptions, demand for the Company's customers' products and competitors' reactions to market conditions. Timely commercialization of products under development by the Company may be disrupted or delayed by technical difficulties, market acceptance or competitors' new products, as well as difficulties in moving from the experimental stage to the production stage.

                           PART II. OTHER INFORMATION


ITEM 3. LEGAL PROCEEDINGS.

         Environmental Proceedings

In January 1999, the Direction Regionale de L'Industrie, de la Recherche et de L'Environment (the "DRIRE") notified Cabot France, S.A., a French subsidiary of Cabot Corporation, that the DRIRE was investigating groundwater pollution in the Montee des Pins area where Cabot France S.A.'s carbon black plant in Berre l'Etang, France is located. The DRIRE convened meetings of various industries in the area and asked them to work together on a study of groundwater conditions in the area. Ten companies, including Cabot France, S.A., are working together to fund and undertake the initial study requested by the DRIRE. Cabot estimates that its share of this initial study will cost less than $10,000. It is not possible at this point to predict whether groundwater remediation will be required, how much it will cost or what Cabot France S.A.'s share of such groundwater remediation will be.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders of Cabot Corporation (the "Annual Meeting") was held on March 11, 1999. An election of Directors was held for which Ms. Jane
C. Bradley and Mr. Charles P. Siess, Jr. were nominated and elected to the class of Directors whose terms expire in 2000, and Messrs. Samuel W. Bodman, Arthur L. Goldstein, Gautam S. Kaji and John H. McArthur were nominated and elected to the class of Directors whose terms expire in 2002. The following votes were cast for or withheld with respect to each of the nominees:

           Director               In Favor Of        Withheld
           --------               -----------        --------

           Jane C. Bradley        66,850,345        667,477
           Charles P. Siess, Jr.  66,781,305        736,517
           Samuel W. Bodman       66,831,878        685,944
           Arthur L. Goldstein    66,892,449        625,373
           Gautam S. Kaji         66,766,454        751,368
           John H. McArthur       66,800,208        717,614

Other Directors whose terms of office as Directors continued after the meeting are:

           Director             Term Of Office Expires
           --------             ----------------------

           Kennett F. Burnes            2001
           John G.L. Cabot              2001
           John S. Clarkeson            2001
           Robert P. Henderson          2001
           Arnold S. Hiatt              2000
           Roderick C.G. MacLeod        2001
           John F. O'Brien              2001
           David V. Ragone              2000
           Lydia W. Thomas              2000
           Mark S. Wrighton             2000

The second proposal before the Annual Meeting was the adoption of Cabot's 1999 Equity Incentive Plan (the "Plan"). This proposal was approved by the stockholders. The following votes were cast for or against, or abstained from voting on, the Plan:

                  FOR          AGAINST       ABSTAINED
                  48,186,413   18,959,355    372,054

The third proposal before the Annual Meeting was the approval of Cabot's Short-Term Incentive Compensation Plan (the "STIC"). This proposal was approved by the stockholders. The following votes were cast for or against, or abstained from voting on, the STIC:

                  FOR          AGAINST       ABSTAINED
                  63,031,505   4,171,836     314,481

Effective March 11, 1999, Morris Tanenbaum retired as a member of the Board of Directors, in accordance with the Company's Director Retirement Policy.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    EXHIBITS

               The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

               Exhibit
               Number                        Description
               ------                        -----------

               10.1 Cabot Corporation 1999 Equity Incentive Plan, approved by Cabot's Board of Directors on November 13, 1998, and by Cabot's stockholders on March 11, 1999.

               10.2 Cabot Corporation Short-Term Equity Incentive Compensation Plan, approved by the Compensation
                                             Committee of Cabot's Board of
                                             Directors on November 12, 1998, and
                                             by Cabot's stockholders on March
                                             11, 1999.

               12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges, filed herewith.

               27.1 Financial Data Schedule for the period ended March 31, 1999, filed herewith. (Not included with printed copy of the Form 10-Q.)

               27.2 Restated Financial Data Schedule for the period ended March 31, 1998, filed herewith. (Not included with printed copy of the Form 10-Q.)

        (b)    REPORTS ON FORM 8-K

               No report on Form 8-K was filed by the Company during the three months ended March 31, 1999.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     CABOT CORPORATION




Date:  May 17, 1999                                 /s/ Robert L. Culver
                                                    ----------------------------
                                                    Robert L. Culver
                                                    Executive Vice President and
                                                    Chief Financial Officer


Date:  May 17, 1999                                 /s/ William T. Anderson
                                                    ----------------------------
                                                    William T. Anderson
                                                    Controller
                                                    (Chief Accounting Officer)