Form 10-Q
period 1999-06-30
CABOT CORP
filed 1999-08-13
CIK 16040

                                    FORM 10-Q


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                  JUNE 30, 1999

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

                              YES   [X]       NO
                                  ------         ------
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

        AS OF AUGUST 11, 1999, THE COMPANY HAD 66,111,742 SHARES OF COMMON
                  STOCK, PAR VALUE $1 PER SHARE, OUTSTANDING.

                                CABOT CORPORATION

                                      INDEX

                                                                                               Page
                                                                                               ----
Part I.  Financial Information
         Item 1.    Financial Statements

                    Consolidated Statements of Income
                         Three Months Ended June 30, 1999 and 1998                               3

                    Consolidated Statements of Income
                         Nine Months Ended June 30, 1999 and 1998                                4

                    Consolidated Balance Sheets
                         June 30, 1999 and September 30, 1998                                    5

                    Consolidated Statements of Cash Flows
                         Nine Months Ended June 30, 1999 and 1998                                7

                    Consolidated Statement of Changes in Stockholders' Equity
                         Nine Months Ended June 30, 1999                                         8

                    Notes to Consolidated Financial Statements                                   9

         Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                    16


Part II.  Other Information

         Item 1.    Legal Proceedings                                                           23

         Item 6.    Exhibits and Reports on Form 8-K                                            24

                          PART I. FINANCIAL INFORMATION
                                     ITEM 1.

                                CABOT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           Three Months Ended June 30
                (Dollars in millions, except per share amounts)

                                    UNAUDITED

                                                                           1999         1998
                                                                         -------       -------
Revenues:
   Net sales and other operating revenues                                $ 423.6       $ 376.3
   Interest and dividend income                                              1.0           1.0
                                                                         -------       -------
      Total revenues                                                       424.6         377.3
                                                                         -------       -------
Costs and expenses:
   Cost of sales                                                           295.0         247.3
   Selling and administrative expenses                                      55.8          60.6
   Research and technical service                                           18.7          19.8
   Special items (Note H)                                                   16.3          85.0
   Interest expense                                                         11.3          10.7
   Gain on sale of equity securities (Note G)                               (5.3)        (90.3)
   Other charges, net                                                        0.7           0.2
                                                                         -------       -------
      Total costs and expenses                                             392.5         333.3
                                                                         -------       -------
Income before income taxes                                                  32.1          44.0
Provision for income taxes                                                 (11.5)        (15.8)
Equity in net income of affiliated companies                                 3.4           6.1
Minority interest in income                                                 (1.6)         (1.0)
                                                                         -------       -------
Net income                                                                  22.4          33.3

Dividends on preferred stock, net of tax benefit of $0.5 and $0.5           (0.8)         (0.8)
                                                                         -------       -------
Income applicable to common shares                                       $  21.6       $  32.5
                                                                         =======       =======
Weighted average common shares outstanding (Note K):
   Basic                                                                    64.5          66.4
                                                                         =======       =======
   Diluted                                                                  72.5          74.5
                                                                         =======       =======
Income per common share (Note K):
   Basic                                                                 $  0.34       $  0.49
                                                                         =======       =======
   Diluted                                                               $  0.30       $  0.44
                                                                         =======       =======
Dividends per common share                                               $  0.11       $  0.11
                                                                         =======       =======

   The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            Nine Months Ended June 30

                (Dollars in millions, except per share amounts)

                                    UNAUDITED


                                                                            1999            1998
                                                                          --------        --------
Revenues:
   Net sales and other operating revenues                                 $1,268.4        $1,268.7
   Interest and dividend income                                                3.2             4.3
                                                                          --------        --------
      Total revenues                                                       1,271.6         1,273.0
                                                                          --------        --------
Costs and expenses:
   Cost of sales                                                             872.5           861.9
   Selling and administrative expenses                                       170.9           173.1
   Research and technical service                                             57.0            59.0
   Special items (Note H)                                                     16.3            85.0
   Interest expense                                                           34.3            33.2
   Gain on sale of equity securities (Note G)                                 (9.9)          (90.3)
   Other charges, net                                                          3.2             8.1
                                                                          --------        --------
      Total costs and expenses                                             1,144.3         1,130.0
                                                                          --------        --------
Income before income taxes                                                   127.3           143.0
Provision for income taxes                                                   (45.8)          (51.5)
Equity in net income of affiliated companies                                   8.9            13.1
Minority interest in income                                                   (3.0)           (2.4)
                                                                          --------        --------
Net income                                                                    87.4           102.2

Dividends on preferred stock, net of tax benefit of $1.5 and $1.5             (2.4)           (2.4)
                                                                          --------        --------
Income applicable to common shares                                        $   85.0        $   99.8
                                                                          ========        ========
Weighted average common shares outstanding (Note K):
   Basic                                                                      64.8            66.6
                                                                          ========        ========
   Diluted                                                                    72.8            74.6
                                                                          ========        ========
Income per common share (Note K):
   Basic                                                                  $   1.31        $   1.50
                                                                          ========        ========
   Diluted                                                                $   1.18        $   1.35
                                                                          ========        ========
Dividends per common share                                                $   0.33        $   0.31
                                                                          ========        ========

   The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 1999 and September 30, 1998

                   (Dollars in millions, except share amounts)


                                     ASSETS

                                                                     June 30     September 30
                                                                       1999         1998
                                                                   -----------   ------------
                                                                   (Unaudited)
Current assets:
   Cash and cash equivalents                                        $   19.2       $   39.6
   Accounts and notes receivable (net of reserve for
      doubtful accounts of $4.7 and $4.6)                              327.2          284.3

   Inventories:
      Raw materials                                                     72.2           68.2
      Work in process                                                   57.4           62.9
      Finished goods                                                    87.5           76.1
      Other                                                             45.9           43.9
                                                                    --------       --------
         Total inventories                                             263.0          251.1

   Prepaid expenses                                                     28.9           26.1
   Deferred income taxes                                                17.1           17.8
                                                                    --------       --------
Total current assets                                                   655.4          618.9
                                                                    --------       --------
Investments:
   Equity (Note B)                                                      76.8           91.1
   Other (Note G)                                                       42.8           72.5
                                                                    --------       --------
      Total investments                                                119.6          163.6
                                                                    --------       --------
Property, plant and equipment                                        1,989.7        1,914.3
Accumulated depreciation and amortization                             (990.3)        (936.3)
                                                                    --------       --------
   Net property, plant and equipment                                   999.4          978.0
                                                                    --------       --------
Other assets:
   Intangible assets, net of amortization                               22.0           24.2
   Deferred income taxes                                                 3.9            3.9
   Other assets                                                         17.4           16.6
                                                                    --------       --------
      Total other assets                                                43.3           44.7
                                                                    --------       --------
Total assets                                                        $1,817.7       $1,805.2
                                                                    ========       ========


   The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 1999 and September 30, 1998

                   (Dollars in millions, except share amounts)

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                        June 30    September 30
                                                                         1999          1998
                                                                       ----------   ------------
                                                                      (Unaudited)
Current liabilities:
   Notes payable to banks                                               $  249.1       $  253.3
   Current portion of long-term debt                                        10.1           11.4
   Accounts payable and accrued liabilities                                211.9          268.2
   U.S. and foreign income taxes payable                                     0.4            0.4
   Deferred income taxes                                                     3.0            3.0
                                                                        --------       --------
      Total current liabilities                                            474.5          536.3
                                                                        --------       --------
Long-term debt                                                             422.0          316.3
Deferred income taxes                                                       67.7           82.4
Other liabilities                                                          151.1          139.6

Commitments and contingencies (Note F)                                        --             --

Minority interest                                                           29.0           25.1

Stockholders' Equity (Notes I and L):
   Preferred Stock:
      Authorized:  2,000,000 shares of $1 par value
      Series A Junior Participating Preferred Stock
         Issued and outstanding:  none
      Series B ESOP Convertible Preferred Stock 7.75% Cumulative            75.3           75.3
         Issued:  75,336 shares (aggregate redemption value
         of $65.7 and $67.4)

   Less cost of preferred treasury stock                                   (16.3)         (13.6)

   Common stock:
      Authorized:  200,000,000 shares of $1 par value
      Issued:  66,088,410 and 67,241,624 shares                             66.1           67.2

   Additional paid-in capital                                                 --            4.9

   Retained earnings                                                       706.0          671.7

   Unearned compensation                                                   (15.6)         (26.2)

   Deferred employee benefits                                              (59.1)         (60.6)

   Notes receivable for restricted stock                                   (18.2)            --

   Accumulated other comprehensive loss (Note C)                           (64.8)         (13.2)
                                                                        --------       --------
     Total stockholders' equity                                            673.4          705.5
                                                                        --------       --------
   Total liabilities and stockholders' equity                           $1,817.7       $1,805.2
                                                                        ========       ========


   The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine Months Ended June 30, 1999 and 1998

                             (Dollars in millions)

                                    UNAUDITED

                                                                           1999        1998
                                                                         --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                               $  87.4      $ 102.2
Adjustments to reconcile net income to cash
   provided by operating activities:
      Depreciation and amortization                                         93.4         82.0
      Deferred tax benefit                                                  (7.4)         4.0
      Equity in income of affiliated companies,
         net of dividends received                                          (1.4)        (7.6)
      Special charges and impairments                                       16.3         85.0
      Gain on sale of equity securities                                     (9.9)       (90.3)
      Other, net                                                            12.2          8.1
      Changes in assets and liabilities, net of the effect of
         acquisitions and the consolidation of equity affiliates:
            Increase in accounts receivable                                (45.1)        (8.7)
            Increase in inventory                                          (14.2)        (4.9)
            Decrease in accounts payable and accruals                      (71.9)       (29.4)
            Increase (decrease) in income taxes payable                      1.1         (7.2)
            Increase (decrease) in other liabilities                        10.6          2.0
            Other, net                                                      (3.4)         2.2
                                                                         -------      -------
               Cash provided by operating activities                        67.7        137.4
                                                                         -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property, plant and equipment                             (117.4)      (115.0)
   Investments and acquisitions                                             (5.4)       (32.3)
   Purchase of available-for-sale securities                                  --        (20.2)
   Proceeds from sale of equity securities                                  19.6        129.5
   Cash from consolidation of equity affiliates and other                    7.8          2.3
   Proceeds from sale of property, plant and equipment                       0.2          5.0
                                                                         -------      -------
               Cash used in investing activities                           (95.2)       (30.7)
                                                                         -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from long-term debt                                            102.5         63.1
   Repayments of long-term debt                                             (7.7)      (128.4)
   Increase (decrease) in short-term debt                                  (11.8)        71.3
   Purchases of preferred and common stock                                 (44.0)       (65.3)
   Sales and issuances of preferred and common stock                         8.5          8.5
   Cash dividends paid to stockholders                                     (24.4)       (23.4)
   Purchase of notes receivable for restricted stock                       (18.2)          --
                                                                         -------      -------
               Cash provided by financing activities                         4.9        (74.2)
                                                                         -------      -------
Effect of exchange rate changes on cash                                      2.2         (0.9)
                                                                         -------      -------
Decrease in cash and cash equivalents                                      (20.4)        31.6

Cash and cash equivalents at beginning of period                            39.6         39.2
                                                                         -------      -------
Cash and cash equivalents at end of period                               $  19.2      $  70.8
                                                                         =======      =======


   The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         Nine Months Ended June 30, 1999

                              (Dollars in millions)

                                   UNAUDITED

                                                                         Preferred                 Additional
                                                            Preferred    Treasury       Common       Paid-in      Retained
                                                              Stock        Stock        Stock        Capital      Earnings
                                                           -----------   ----------    --------    ----------     --------
Balance at September 30, 1998:                                $ 75.3      $ (13.6)      $ 67.2        $  4.9        $671.7

Net income                                                                                                            87.4

Common dividends paid                                                                                                (22.0)

Issuance of  stock under employee
  compensation plans                                                                       0.3           3.7

Issuance of common stock to Cabot Retirement
   Incentive Savings Plan                                                                  0.1           2.5

Purchase and  retirement of common stock                                                  (1.5)        (11.1)        (28.7)

Purchase of treasury stock - preferred                                       (2.7)

Preferred dividends paid to Employee
  Stock Ownership Plan, net of tax                                                                                    (2.4)

Principal payment by Employee Stock
  Ownership Plan under guaranteed loan

Amortization of unearned compensation

Notes receivable for restricted stock

Change in unrealized loss on available-for-sale securities, net of deferred tax of $0.2

Foreign currency translation adjustments

                                                              ------      -------       ------        ------        ------
Balance at June 30, 1999                                      $ 75.3      $ (16.3)      $ 66.1        $   --        $706.0
                                                              ======      =======       ======        ======        ======


                                                                                    Notes         Accumulated
                                                                   Deferred       Receivable          Other         Comprehensive
                                                     Unearned      Employee     for Restricted    Comprehensive        Income
                                                   Compensation    Benefits          Stock             Loss           (Note C)
                                                  -------------    --------     --------------    -------------     -------------
Balance at September 30, 1998:                       $(26.2)        $(60.6)         $     --       $(13.2)

Net income                                                                                                           $ 87.4

Common dividends paid

Issuance of  stock under employee
  compensation plans                                    2.0

Issuance of common stock to Cabot Retirement
   Incentive Savings Plan

Purchase and  retirement of common stock

Purchase of treasury stock - preferred

Preferred dividends paid to Employee
  Stock Ownership Plan, net of tax

Principal payment by Employee Stock
  Ownership Plan under guaranteed loan                                 1.5

Amortization of unearned compensation                   8.6

Notes receivable for restricted stock                                                  (18.2)

Change in unrealized loss on available-for-sale
  securities, net of deferred tax of $0.2                                                           (16.3)            (16.3)

Foreign currency translation adjustments                                                            (35.3)            (35.3)

                                                     ------         ------           -------       ------            ------
Balance at June 30, 1999                             $(15.6)        $(59.1)          $ (18.2)      $(64.8)           $ 35.8
                                                     ======         ======           =======       ======            ======

   The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                    UNAUDITED

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

         The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 1999 and 1998. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

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

D.       SEGMENTS OF AN ENTERPRISE

         In June 1997, the Financial Accounting Standards Board issued a new Statement, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes new requirements for the reporting of segment information by public companies. It supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, and is effective for the annual financial statements of fiscal years beginning after December 15, 1997. The new framework for segment reporting is referred to as the management approach. It is intended to give analysts and other financial statement users a view of the company "through the eyes of management", by

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 1999
                                    UNAUDITED

D.       SEGMENTS OF AN ENTERPRISE  (CONTINUED)

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

F.       COMMITMENTS AND CONTINGENCIES

         During the second quarter the Company entered into a non-cancelable lease agreement for its corporate offices in Boston, Massachusetts expiring in September, 2015. This contract results in additional future minimum rental commitments under the non-cancelable lease as follows:
         (dollars in millions)

                   2000                             $ 0.4
                   2001                               5.0
                   2002                               5.2
                   2003                               5.2
                   2004 and thereafter               64.4
                                                    -----
                                                    $80.2
                                                    =====


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

G.       GAIN ON SALE OF EQUITY SECURITIES

         During each of the second and third quarters, the Company sold 0.5 million shares of its investment in K N Energy, Inc. In the second quarter, the Company received cash proceeds of $9.4 million and recorded a gain of $4.6 million. In the third quarter, the Company received cash proceeds of $10.2 million and recorded a gain of $5.3 million.

         In the third quarter, the Company made a non-cash contribution to the Cabot Foundation consisting of 0.1 million shares of K N Energy, Inc. The shares donated had a market value of $1.1 million, which was recorded as a contribution expense net of a pre-tax gain of $0.5 million within other charges.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 1999
                                    UNAUDITED

H.       COST REDUCTION INITIATIVES

         During the third quarter, the Company began implementation of initiatives to reduce costs and improve operating efficiencies. In connection with these efforts, the Company recorded a $16.3 million charge for capacity utilization and cost reduction initiatives. These initiatives included $6.7 million for severance and termination benefits for approximately 95 employees and a charge of $9.6 million for the retirement of certain long-lived plant assets, primarily at the Australian carbon black facility and European Plastics masterbatch operations. These expenses are included as special items in the Consolidated Statement of Income.

I.       NOTES RECEIVABLE FOR RESTRICTED STOCK

         On June 30, 1999 the Company purchased from Merrill Lynch Bank & Trust Co. loans to Cabot Corporation employees totaling $18.2 million in connection with their purchase of restricted shares of Cabot Corporation common stock, awarded under the Company's 1996 Equity Incentive Plan.

J.       LNG COMMODITIES

         The Company has price risk exposure, due to changes in its natural gas sales prices and supply costs. The Company enters into commodity futures contracts and purchases put options to hedge its anticipated sales. The Company utilizes call options for hedging inventory purchases subject to a net back arrangement. The Company has increased its use of commodity derivatives in the third quarter related to LNG purchase obligations from the liquefaction plant in Trinidad beginning in fiscal year 2000.

         At June 30, 1999, the notional principal amounts of the futures contracts were $57.7 million, maturing through August, 2000. For the third quarter of 1999, there were no realized gains or losses associated with these contracts.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 1999
                                    UNAUDITED

K.     EARNINGS PER SHARE

       Basic and diluted earnings per share ("EPS") were calculated for the three months ended June 30, 1999 and 1998 as follows (dollars in millions, except per share amounts):



                                                          1999         1998
                                                         ------       ------
BASIC EPS
   Income available to common shares (numerator)         $ 21.6       $ 32.5
                                                         ======       ======
   Weighted-average common shares outstanding              66.3         67.9
   Less:  Contingently issuable shares                     (1.8)        (1.5)
                                                         ------       ------
   Adjusted weighted-average shares (denominator)          64.5         66.4
                                                         ======       ======
   Basic EPS                                             $ 0.34       $ 0.49
                                                         ======       ======
Diluted EPS
   Income available to common shares                     $ 21.6       $ 32.5
   Dividends on preferred stock                             0.8          0.8
   Less:  Income effect of assumed conversion of
      preferred stock                                      (0.4)        (0.4)
                                                         ------       ------
   Income available to common shares plus
      assumed conversions (numerator)                    $ 22.0       $ 32.9
                                                         ======       ======
   Weighted-average common shares outstanding              66.3         67.9
   Effect of dilutive securities:  Stock-based
      compensation (1)                                      6.2          6.6
                                                         ------       ------
   Adjusted weighted-average shares (denominator)          72.5         74.5
                                                         ======       ======
   Diluted EPS                                           $ 0.30       $ 0.44
                                                         ======       ======

(1) Options to purchase 0.3 million shares of common stock were outstanding at June 30, 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 1999
                                    UNAUDITED

K.     EARNINGS PER SHARE (continued)

       Basic and diluted earnings per share ("EPS") were calculated for the nine months ended June 30, 1999 and 1998 as follows (dollars in millions, except per share amounts):


                                                          1999         1998
                                                         ------       -------
BASIC EPS
   Income available to common shares (numerator)         $ 85.0       $  99.8
                                                         ======       =======
   Weighted-average common shares outstanding              66.6          68.1
   Less:  Contingently issuable shares                     (1.8)         (1.5)
                                                         ------       -------
   Adjusted weighted-average shares (denominator)          64.8          66.6
                                                         ======       =======
   Basic EPS                                             $ 1.31       $  1.50
                                                         ======       =======
Diluted EPS
   Income available to common shares                     $ 85.0       $  99.8
   Dividends on preferred stock                             2.4           2.4
   Less:  Income effect of assumed conversion of
      preferred stock                                      (1.2)         (1.3)
                                                         ------       -------
   Income available to common shares plus
      assumed conversions (numerator)                    $ 86.2       $ 100.9
                                                         ======       =======
   Weighted-average common shares outstanding              66.6          68.1
   Effect of dilutive securities:  Stock-based
      compensation (1)                                      6.2           6.5
                                                         ------       -------
   Adjusted weighted-average shares (denominator)          72.8          74.6
                                                         ======       =======
   Diluted EPS                                           $ 1.18       $  1.35
                                                         ======       =======


(1) Options to purchase 0.3 million shares of common stock were outstanding at June 30, 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 1999
                                    UNAUDITED

L.     SHARES OF STOCK

       The following table summarizes the changes in shares of stock for the three months ended June 30, 1999 (preferred shares in thousands and common shares in millions):


                                            1999
                                           -----
PREFERRED STOCK
  Balance at March 31, 1999                 75.3
                                            ----
  Balance at June 30, 1999                  75.3
                                            ====

PREFERRED TREASURY STOCK
  Balance at March 31, 1999                  9.3
  Purchased preferred treasury stock         0.3
                                            ----
  Balance at June 30, 1999                   9.6
                                            ====
COMMON STOCK
  Balance at March 31, 1999                 66.4
  Issued common stock                        0.2
  Purchased and retired common stock        (0.5)
                                            ----
  Balance at June 30, 1999                  66.1
                                            ====

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 1999
                                    UNAUDITED

L.     SHARES OF STOCK  ( CONTINUED )

       The following table summarizes the changes in shares of stock for the nine months ended June 30, 1999 (preferred shares in thousands and common shares in millions):


                                           1999
                                           -----
PREFERRED STOCK
  Balance at September 30, 1998             75.3
                                            ----
  Balance at June 30, 1999                  75.3
                                            ====

PREFERRED TREASURY STOCK
  Balance at September 30, 1998              8.5
  Purchased preferred treasury stock         1.1
                                            ----
  Balance at June 30, 1999                   9.6
                                            ====

COMMON STOCK
  Balance at September 30, 1998             67.2
  Issued common stock                        0.4
  Purchased and retired common stock        (1.5)
                                            ----
  Balance at June 30, 1999                  66.1
                                            ====

                                CABOT CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales and operating profit by industry segment are shown in the accompanying table on page 22.

THREE MONTHS ENDED JUNE 30, 1999 VERSUS
THREE MONTHS ENDED JUNE 30, 1998

Unless indicated otherwise, financial comparisons in the following text are for the quarter ended June 30, 1999 versus the quarter ended June 30, 1998.

Net income for the third quarter of fiscal year 1999 was $22.4 million ($0.30 per diluted common share), compared with $33.3 million ($0.44 per diluted common share) in the same quarter a year ago. The Company's operating results included special items in the quarter just ended and in the same quarter last year. Third quarter earnings this year included pre-tax charges totaling $16.3 million related to cost reduction efforts primarily in the Company's Australian carbon black and European plastics masterbatch businesses and a $5.3 million gain from the sale of equity securities. The third quarter charge included $6.7 million for severance and termination benefits for approximately 95 employees and a charge of $9.6 million for the retirement of certain long-lived plant assets. Last year's third quarter earnings included a $90.3 million gain from the sale of equity securities and an $85 million charge related to asset impairments in the Company's Indonesian carbon black business and costs related to a tantalum ore recovery project. Excluding the special items from earnings to form a comparative basis, the Company's third quarter results were $0.40 per diluted share, or flat with last year's third quarter.

Net sales and other operating revenues increased 13% to $423.6 million from last year's $376.3 million. Most of the revenue increase was due to increased volumes in the liquefied natural gas (LNG) business. The Company's operating profit excluding special items was $62.1 million for the quarter compared to $58.6 million in the same quarter a year ago. Operating profit for the Specialty Chemicals and Materials Group decreased 3% to $62.2 million due primarily to lower year-to-year carbon black margins. The Energy Group, which consists of the Company's LNG business, reported a $5.3 million improvement in financial performance.

In the SPECIALTY CHEMICALS AND MATERIALS GROUP, third quarter revenues increased 3% to $365.9 million from $354 million last year. The revenue increase reflected 8% greater volumes in the Company's chemical businesses, partially offset by lower carbon black selling prices. Each of the chemical businesses achieved greater volumes globally. Operating profit excluding special items for the Specialty Chemicals and Materials Group decreased 3% to $62.2 million compared with $64 million. The decrease was primarily the result of lower earnings in the Company's carbon black business, partially offset by earnings improvements in the microelectronic materials (MMD) and capacitor materials businesses.

The Company's CARBON BLACK businesses reported a decrease in operating profit of approximately $8 million, excluding a $7 million third quarter charge for cost improvement measures at the Australian operation. The effects of lower year-to-year selling prices more than offset lower feedstock costs, and accounted for most of the earnings decrease. Additionally, the earnings effect of 4% greater volumes was offset by higher depreciation costs and the effects of a stronger U.S. dollar.

The FUMED SILICA business reported a decrease in operating profit of approximately $1 million. Softened demand in the silicone rubber market caused the Company's fumed silica business to produce at lower rates than during the last few quarters. The lower production rate resulted in higher average per unit product costs during the quarter.

The CAPACITOR MATERIALS business (CPM) reported a $6 million operating profit increase for the third quarter. CPM achieved 37% greater volumes and improved margins for intermediate products, and 9% greater volumes for capacitor powders in the third quarter.

                                CABOT CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company's PLASTICS business reported a $1 million increase in operating profit in the quarter compared with last year's third quarter, excluding a $9 million third quarter charge for cost improvement measures primarily at two facilities. The earnings effects of 9% greater volumes were partially offset by the effects of a stronger U.S. dollar.

The Company's new chemical businesses contributed about $3 million of increased operating profit in the third quarter. A large portion of the increase was due to improved performance of the microelectronics materials business, which reported a 50% revenue increase. This business also reported higher average prices and margins mainly due to improved product mix and increased capacity utilization. The INKJET COLORANTS and SPECIALTY FLUIDS businesses contributed incrementally to earnings by reducing operating losses.

In the ENERGY GROUP, which is comprised of the LNG operation, third quarter revenues increased to $57.7 million from $22.3 million for the same quarter a year ago. The LNG business is seasonal and historically has reported operating losses in the third and fourth quarters. In the third quarter, the LNG business reported a $0.1 million operating loss, compared with a $5.4 million loss in the third quarter of 1998. Commencement of shipments from the new Trinidad supply source during the June quarter caused LNG volumes to increase 158% compared with last year, and resulted in lower year-to-year gas costs. However, lower natural gas prices partially offset the earnings effects of the improved volumes and gas costs. The LNG business also realized a $4.1 million pre-tax gain during the third quarter from the buyout of a customer's contract related to the customer's closing of a small power plant.

SELLING AND ADMINISTRATIVE EXPENSES were $55.8 million for the third quarter of 1999 versus $60.6 million for the third quarter of 1998. The decrease reflects cost improvement efforts across the Company's businesses.

RESEARCH AND TECHNICAL EXPENSES decreased $1.1 million to $18.7 million. The decrease reflects a reduction in spending primarily in the Company's carbon black business, offset somewhat by an increase in spending in MMD and fumed silica new product development programs. The Company continues to pursue and is encouraged by progress made in several of its new product and new business initiatives, although progress to date in some of the Company's initiatives has been slower than expected. The Company's objective of developing higher value, differentiated products and creating new businesses is central to its strategy for generating earnings growth.

The Company's effective INCOME TAX RATE was 36% for the quarters ended June 30, 1999 and 1998.

On July 28, 1999 the Company announced publicly the results of a recent comprehensive business review. The outcome of the review was to refine the Company's strategic business unit structure, to take certain cost reduction actions and to consider changing the ownership structures of certain of the Company's businesses. The resulting initiatives caused a $16.3 million pre-tax charge to third quarter earnings, as described above. The Company also expects to recognize a charge of similar magnitude during the September quarter. The severance and termination benefits associated with these initiatives are expected to be paid within the next twelve months. In total, the cost reduction initiatives involve the elimination of approximately 250 positions throughout the Company, the majority of which were announced on or before July 13, 1999. These initiatives are expected to provide ongoing annual cost savings of $30 million to $35 million starting in fiscal 2000. The Company also announced that it was planning an initial public offering for approximately 15% of the microelectronic materials business, that it is considering the issuance of a targeted stock for the LNG business and that the Company will explore alternative ownership structures for the capacitor materials business. An initial public offering of the microelectronics materials business would be made only by means of a prospectus.

NINE MONTHS ENDED JUNE 30, 1999 VERSUS
NINE MONTHS ENDED JUNE 30, 1998

Unless indicated otherwise, financial comparisons in the following text are for the nine-month period ended June 30, 1999 versus the nine-month period ended June 30, 1998.

                                CABOT CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net income for the nine-month period ended June 30, 1999 was $87.4 million compared with $102.2 million for the nine-month period ended June 30, 1998. Operating profit increased $65.9 million to $175.8 million from $109.9 million. The Company's operating results for both periods included special items. Earnings for the nine month period ended June 30, 1999 included pre-tax charges totaling $16.3 million related to cost improvement efforts primarily in the Company's Australian carbon black and European plastics masterbatch businesses. These charges included $6.7 million for severance and termination benefits for approximately 95 employees and a charge of $9.6 million for the retirement of certain long-lived plant assets. Last year's operating profit included pre-tax charges totaling $85 million related to asset impairments in the Company's Indonesian carbon black business and costs related to a tantalum ore recovery project. Excluding special items from both years' earnings, operating profit for the nine month period ended June 30, 1999 was $192.1 compared with $194.9 for the same period last year. The earnings decrease reflected the effects of significantly lower year-to-year natural gas prices, partially offset by improved earnings in the Company's chemical businesses.

In the SPECIALTY CHEMICALS AND MATERIALS GROUP, revenues decreased 2% to $1,068.7 million from $1,089.1 million. The reduction in revenue reflected competitive pricing in several of the Company's market segments. Operating profits excluding special items increased 2% to $181.5 million from $177.5 million. The improvement in operating profit was driven primarily by greater chemical volumes, and to a lesser extent, improved carbon black feedstock costs. However, competitive price pressures, primarily in the Company's carbon black business, drove average selling prices down from prior year levels. Lower year-to-year carbon black selling prices more than offset the benefit of lower feedstock costs. Profit improvement in the Company's new businesses contributed incrementally to earnings, particularly the Company's MMD business.

In the Company's ENERGY GROUP, revenues increased 11% to $199.7 million from $179.6 million and operating profits decreased 39% to $10.6 million from $17.4 million in the same period a year ago. The decrease in operating profit was attributable to the combination of warmer than normal winter weather and lower average natural gas prices. Average gas selling prices decreased approximately 19% year-over-year. Offsetting weak prices was an increase in volumes equivalent to 8 additional cargoes for the first nine months of the year.

OTHER CHARGES, NET, decreased from $8.1 million to $3.2 million for the nine months ended June 30, 1998 and 1999, respectively. The decrease was primarily a reduction in foreign currency exchange losses. Results in fiscal 1998 included the effects of a significant devaluation of the Indonesian rupiah.

Certain conditions that negatively impacted the Company's earnings in the first nine months of the year improved during the third quarter. The Brazilian Real and South American carbon black market have been more stable than earlier in the year. In addition, natural gas prices have risen and natural gas futures prices indicate that next year, given a greater and more predictable supply, the LNG business should contribute significantly to earnings. In contrast, recent increases in carbon black feedstock prices continue to present near term challenges given the current pricing environment in several of the Company's carbon black markets. Continuing cost reduction efforts are expected to mitigate a portion of any margin squeeze.

CASH FLOWS AND LIQUIDITY

During the first nine months of the year, the Company's operations provided $67.7 million of cash compared to $137.4 million last year. The change year-to-year is primarily due to increased working capital.

Capital spending for the first nine months of the year was $122.8 million. The Company expects capital expenditures during the fiscal year to total approximately $200 million. The major components of the 1999 capital program include new business expansion and normal plant operating capital projects, the Company's equity share of a natural gas liquefaction project in Trinidad, refurbishment of the Company's LNG tanker, and capacity expansion in the Company's fumed silica and MMD businesses.

                                CABOT CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On September 11, 1998, the Company's Board of Directors authorized the repurchase of 4 million shares of the Company's common stock, superseding prior authorizations. During the first nine months of the year, the Company purchased
1.1 million shares of common stock. At June 30, 1999, 2.1 million shares remained under the September 1998 repurchase authorization.

On June 30, 1999 the Company purchased from Merrill Lynch Bank & Trust Co. loans to Cabot Corporation employees totaling $18.2 million in connection with their purchase of restricted shares of Cabot Corporation common stock, awarded under the Company's 1996 Equity Incentive Plan.

The Company's ratio of total debt (including short-term debt net of cash) to capital increased from 43% at September 30, 1998 to 49% at the end of the third quarter of fiscal year 1999.

On September 29, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") for up to $500 million of debt securities that the Company may issue from time to time. The SEC declared the registration statement effective on October 13, 1998.

In December 1998, the Company issued $100 million of medium-term notes. The notes mature as follows: $40 million in 2 years, $30 million in 7 years and $30 million in 20 years. At issuance, the notes had a weighted average interest rate of 6.6%. Proceeds from the issuance were used to reduce short-term debt.

The Company maintains a credit agreement under which it may borrow up to $300 million at floating rates. The facility is available through January 3, 2002. The Company had no borrowings outstanding under this agreement at June 30, 1999. Management expects cash from operations and present financing arrangements, including the Company's unused line of credit and shelf registration, to be sufficient to meet the Company's cash requirements for the foreseeable future.

LNG COMMODITIES

The Company has price risk exposure, due to changes in its natural gas sales prices and supply costs. The Company enters into commodity futures contracts and purchases put options to hedge its anticipated sales. The Company utilizes call options for hedging inventory purchases subject to a net back arrangement. The Company has increased its use of commodity derivatives in the third quarter related to LNG purchase obligations from the liquefaction plant in Trinidad beginning in fiscal year 2000.

At June 30, 1999, the notional principal amounts of the futures contracts were $57.7 million, maturing through August, 2000. For the third quarter of 1999, there were no realized gains or losses associated with these contracts.

The Company utilizes Value-at-Risk ("VAR") analysis to estimate its maximum loss in market value for each type of derivative instrument held. As of June 30, 1999, the VAR analysis for commodities indicated a potential maximum loss of $4.3 million for a 30 day period with 95% confidence.

YEAR 2000 READINESS DISCLOSURE

The Company's Year 2000 plan has three key areas of focus and is overseen by an Executive Steering Committee. A Program Management Office was established to coordinate the Year 2000 efforts with regional teams in Asia Pacific, Europe, North America, and South America. These teams have been in place and working for more than a year. The Company's Year 2000 efforts have progressed on schedule.

                                CABOT CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1. The first key area of focus was the Company's core business systems software, PC hardware and desktop software, and manufacturing plant devices and software. The Company's plan with respect to this area includes the inventory of all core business systems software, PC hardware and desktop software, and plant devices and software that have clocking devices or computer codes that will be impacted by the change of date to Year 2000; assessment for priority as to mission critical systems; upgrading or replacing such hardware and software as required; testing and placing into an operational state; and developing contingency plans. The current status and plans for each component of this area are as follows:

     o Core Business Systems: This component includes all software and hardware systems that record relevant data for business operations and summarize revenue, cost, cash flows, capital, and other information. The Company substantially completed the inventory, assessment, remediation and testing of core business systems. The Company's assessment indicated that, as a result of investments in significant global business system renewals during the past several years, as well as ongoing efforts, the Company's core business systems are expected to be Year 2000 ready.

         Current global business system renewal projects were completed as expected by June 30, 1999. These projects included the rollout of AspenTech's manufacturing production support systems, the migration of the Company's Asia Pacific and plastics manufacturing facilities to JDEdwards software, the migration of the Company's European facilities to the JDEdwards and Marcam suites of business software and the upgrade to PeopleSoft Human Resources/Payroll in North America. Some regional system upgrades remain in process. Specifically, testing of systems at 3 joint ventures will be completed by the end of the fourth quarter of fiscal 1999, and new laboratory information systems in South America and Asia Pacific will be installed during the fourth quarter of fiscal 1999.

     o PC Hardware and Desktop Software: The Company has completed the inventory, assessment, remediation and testing phases for its PC hardware. Replacement or repair of desktop hardware and mission critical software was completed by June 30, 1999.

     o Manufacturing Plant Devices and Software: The Company completed the inventory and assessment of plant embedded devices and software during the second quarter of fiscal year 1999. Replacement or repair of plant devices and software is ongoing and will continue into the fourth fiscal quarter. Final testing and remediation in all manufacturing facilities is expected to be completed during normal plant shutdowns by September 30, 1999.

2. The second key area of focus was the Company's supply chain. This included identifying key suppliers whose supply disruption could have an adverse impact on the Company's ability to produce and ship product; working with these suppliers to decrease the chances supply will be disrupted; identifying alternative sources or contingency plans as needed; and attempting to obtain written assurances that purchased products and services are Year 2000 compliant. Even in cases where the Company has received assurances that delays or disruption will not be encountered by third parties, the Company is not in a position to determine with certainty whether the assurances will prove accurate, given the uncertainties associated with the Year 2000. The current status and plans for this area are as follows:

     o Key suppliers were identified. Letters and questionnaires were sent to those suppliers and review of their responses was completed in the third quarter of fiscal year 1999. The development of contingency plans is expected to be completed by September 30, 1999.

                                CABOT CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

3. The final area of key focus was internal and external communications, and included ongoing status reporting to the Company's management, coordinated responses to external customer requests for information on the Company's Year 2000 status, and timely delivery of information on Year 2000 to Company employees worldwide. The current status and plans for this area are as follows:

     o An internal status reporting mechanism is in place. Coordinated responses are being delivered to key customers. An employee awareness program will continue throughout 1999.

Overall, the Company has met its established goal to complete activities related to mission critical core business systems, PC hardware and desktop software, and plant devices and software by June 30, 1999. Testing and some device remediation at certain manufacturing facilities will occur during plant shutdowns in the fourth quarter of fiscal year 1999. Work with suppliers, contingency planning and ongoing communications will continue throughout fiscal year 1999, with periodic reviews to be scheduled through the millennium date change.

The Company does not believe that the cost of implementing system and program changes necessary to address Year 2000 issues will have a material effect on the Company's results of operations or financial condition. The Company has identified Year 2000 expenses as costs incurred specifically to modify hardware or software to be Year 2000 compliant where such modifications do not add other functionality. The vast majority of the Company's projects currently in progress are considered to be part of the Company's ongoing global business system renewal initiatives. The Company recognizes that a benefit of these initiatives will be Year 2000 compliance. However, these initiatives were not undertaken primarily for Year 2000 compliance and, therefore, are not treated as Year 2000 costs. The Year 2000 compliance effort is being supported by a reallocation of existing information technology and human resources. The Company does not specifically track all costs associated with employees working on Year 2000 projects. The Company expects to spend approximately $2 million during fiscal year 1999 on direct Year 2000 remediation efforts in addition to the global business system renewal efforts. There can be no assurance that there will not be increased costs associated with the implementation of such changes.

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

The Company cannot predict reliably the source, nature, or extent of any Year 2000 disruptions that may be experienced in the U.S. or other countries where it operates and, therefore, cannot predict reliably the effect any such disruptions may have on the Company, its operations or financial condition. The Company does not know what is the most likely "worse case scenario" as a result of Year 2000 disruptions, but believes that the effects on the Company are not substantially different from those facing industry generally. The Company believes that the most likely causes of disruption are one or more of the following: disruptions in the banking system, disruptions in the supply of electricity to the Company's plants that could delay production of the Company's products, and disruptions in transportation services that could delay shipments from the Company's suppliers or to the Company's customers. In addition, the Company does not know whether any of its customers will experience Year 2000 disruptions, either directly or as a result of disruptions in their customers' or other suppliers' businesses or in the economy generally, but any such disruptions might reduce demand for the Company's products and adversely affect the Company. At this time, however, the Company believes that if none of the third parties with which it deals, directly or indirectly, experience disruptions or delays related to the Year 2000 problem, it will be able to continue to operate with little or no disruption or delay.

                                CABOT CORPORATION

                 (Dollars in millions, except per share amounts)

                                    UNAUDITED

                                                       Three Months Ended June 30    Nine Months Ended June 30
                                                       --------------------------    -------------------------
                                                           1999         1998           1999           1998
                                                          -------     --------       ---------      ---------
Industry Segment Data
---------------------

Net Sales:
Specialty chemicals and materials                           $365.9       $354.0        $1,068.7      $ 1,089.1
Energy                                                        57.7         22.3           199.7          179.6
                                                            ------       ------        --------      ---------
      Net sales                                              423.6        376.3        $1,268.4      $ 1,268.7
                                                            ======       ======        ========      =========

Operating profit:
Specialty chemicals and materials - before special items    $ 62.2       $ 64.0        $  181.5      $   177.5
Energy                                                        (0.1)        (5.4)           10.6           17.4
                                                            ------       ------        --------      ---------
      Total operating profit - before special items           62.1         58.6           192.1          194.9
Specialty chemicals and materials - special items            (16.3)       (85.0)          (16.3)         (85.0)
                                                            ------       ------        --------      ---------
                                                            $ 45.8        (26.4)       $  175.8      $   109.9
                                                            ------       ------        --------      ---------

Interest expense                                             (11.3)       (10.7)          (34.3)         (33.2)
Gain on sale of equity securities                              5.3         90.3             9.9           90.3
General corporate/other expenses                              (7.7)        (9.2)          (24.1)         (24.0)
                                                            ------       ------        --------      ---------

Income before income taxes                                    32.1         44.0           127.3          143.0
Provision for income taxes                                   (11.5)       (15.8)          (45.8)         (51.5)
Equity in net income of affiliated companies                   3.4          6.1             8.9           13.1
Minority interest in income                                   (1.6)        (1.0)           (3.0)          (2.4)
                                                            ------       ------        --------      ---------

Net income                                                    22.4         33.3            87.4          102.2

Dividends on preferred stock                                  (0.8)        (0.8)           (2.4)          (2.4)
                                                            ------       ------        --------      ---------

Income applicable to common shares                          $ 21.6       $ 32.5        $   85.0      $    99.8
                                                            ======       ======        ========      =========
Income per common share:

      Basic                                                 $ 0.34       $ 0.49        $   1.31      $    1.50
                                                            ======       ======        ========      =========
      Diluted                                               $ 0.30       $ 0.44        $   1.18      $    1.35
                                                            ======       ======        ========      =========


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

                           PART II. OTHER INFORMATION


ITEM 3.  LEGAL PROCEEDINGS

Environmental Proceedings

     Cabot is one of approximately 25 parties identified by EPA as PRPs under the Superfund law with respect to the cleanup of Fields Brook (the "Brook"), a tributary of the Ashtabula River in northeast Ohio. From 1963 to 1972, Cabot owned two manufacturing facilities located beside the Brook. Pursuant to an EPA administrative order, 13 companies, including Cabot, are performing the design and other preliminary work relating to remediation of sediment in the Brook and soil in the floodplain and wetlands areas adjacent to the Brook. In 1997, EPA and the companies reached agreement on the remedy for these areas; the EPA made certain changes to that remedy in response to its finding low levels of previously undetected radioactive material in the Brook. In addition, EPA's cost recovery claims through the end of 1989 have been settled, and the companies have negotiated consent decrees with EPA, the State of Ohio and the Natural Resource Trustees that settle the governments' claims for past costs and natural resource damages and obligates the companies to implement the agreed remedy. Those consent decrees were entered by the United States District Court for the Northern District of Ohio on July 7, 1999. Cabot's share of the settlement amount is approximately $585,000; Cabot's estimated share of future remediation costs is approximately $5.6 million. The companies, including Cabot, that have paid for work at the site are seeking to recover a share of those costs from other responsible parties.

     In July 1998, EPA informed Cabot that it will be undertaking corrective action under the Resource Conservation and Recovery Act at Cabot's facility in Boyertown, Pennsylvania. The Army Corps of Engineers performed a site visit in September 1998 to initiate this action. It is unclear at this time what corrective action, if any, will be required at the site and what costs Cabot may incur as a result. Cabot is aware that EPA is investigating certain areas surrounding the Boyertown facility with a view to determining what conditions exist in those areas and whether those conditions are related to Cabot's Boyertown facility. As of August 9, 1999, EPA has not taken any formal action nor alleged that Cabot has any responsibility for conditions in the area. In addition, the Pennsylvania Department of Environmental Protection has requested that Cabot conduct additional groundwater investigations at the Boyertown facility to supplement studies conducted in the early 1990s.

     On June 5, 1999, there was a break in the pipeline used to transport carbon black feedstock from a nearby port to a Ravenna, Italy carbon black facility owned by Cabot Italiana S.p.A., a wholly-owned subsidiary of Cabot. The break was in a portion of the pipeline adjacent to a neighboring facility. As a result, a substantial amount of carbon black feedstock was released at the neighboring facility. An investigation of the facts to determine responsibilities is ongoing. In the meantime, emergency remediation efforts are underway. Claims have been asserted against Cabot by the owner of the facility where the spill occurred and by the owners of a sewer system into which some of the oil flowed. In addition, Cabot has asserted a claim against a third party which Cabot believes damaged the pipeline and, thus, caused the spill. Cabot has notified its insurers and they are involved in the matter, although they have not necessarily admitted coverage. At this point, Cabot does not know the likely course that legal proceedings, if any, will take, and does not have an estimate of the costs, if any, that Cabot will ultimately bear.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  --------

                  The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of
                  Item 601 of Regulation S-K:



                  EXHIBIT
                  NUMBER     DESCRIPTION
                  -------    -----------
                  12         Statement Regarding Computation of Ratio of Earnings to Fixed
                             Charges, filed herewith.

                  27.1       Financial Data Schedule for the period ended June 30, 1999, filed herewith.  (Not included with printed copy of the Form
                             10-Q.)

                  27.2       Restated Financial Data Schedule for the period ended June 30,
                             1998, filed herewith.  (Not included with printed copy of the
                             Form 10-Q.)


         (b)      Reports on Form 8-K
                  -------------------

                  No report on Form 8-K was filed by the Company during the three months ended June 30, 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CABOT CORPORATION




Date:  August 13, 1999                      /s/ Robert L. Culver
                                            ------------------------------------
                                            Robert L. Culver
                                            Executive Vice President and
                                            Chief Financial Officer


Date:  August 13, 1999                      /s/ William T. Anderson
                                            ------------------------------------
                                            William T. Anderson
                                            Controller
                                            (Chief Accounting Officer)