Form 10-K
period 1999-09-30
CABOT CORP
filed 1999-12-29
CIK 16040

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

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

         67,144,305 SHARES OUTSTANDING                           BOSTON STOCK EXCHANGE
              AT NOVEMBER 30, 1999                              NEW YORK STOCK EXCHANGE
                                                                   PACIFIC EXCHANGE

                        PREFERRED STOCK PURCHASE RIGHTS

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's common stock held beneficially or of record by shareholders who are not directors or executive officers of the Registrant at November 30, 1999, was approximately $1,149,428,400.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Stockholders for fiscal year 1999 are incorporated by reference in Parts II and IV, and portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

     Cabot's business was founded in 1882 and incorporated in the State of Delaware in 1960. The Company has businesses in chemicals, performance materials, specialty fluids, microelectronics materials, and liquefied natural gas. The Company and its affiliates have manufacturing facilities in the United States and more than 20 other countries.

     The term "Cabot" as used in this Report refers to Cabot Corporation. The terms "Company" and "Registrant" mean Cabot and its consolidated subsidiaries.

     The description of the Company's businesses is as of September 30, 1999, unless otherwise noted. Information regarding the Company's revenues and profits by business segment and geographic area appears on pages 21 through 24 and in Note Q of the Notes to the Company's Consolidated Financial Statements on pages 49 through 51 of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1999 ("Annual Report"), which are incorporated herein by reference.

     During the fiscal year ended September 30, 1999, Cabot repurchased approximately 2 million shares of its common stock, $1.00 par value per share (the "Common Stock"), for the purpose of reducing the total number of shares outstanding as well as offsetting shares issued under the Company's employee incentive compensation programs.

     Additional information regarding significant events affecting the Company during its fiscal year ended September 30, 1999, appears in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 21 through 29 of the Annual Report.

                                CHEMICALS GROUP

CARBON BLACK

     The Company manufactures and sells carbon black, which consists of fine particles. The Company's carbon black products are grouped generally into three categories: tire blacks, industrial product blacks and special blacks. Tire blacks are used as reinforcing agents in tires, and are marketed to tire companies for use in tires both for commercial and passenger vehicles. Industrial product blacks are used as reinforcing agents in industrial products such as extruded profiles, hoses and molded goods. Industrial product blacks are marketed to the automotive, construction and rubber manufacturing industries, among others. Special blacks, which are non-rubber grades of carbon black, are used to provide pigmentation, conductivity and ultraviolet protection, among other things, in many specialty applications such as inks, plastics, cables and coatings.

     The Company believes that it is the leading manufacturer of carbon black in the world, with an estimated one-quarter of the worldwide production capacity and market share of carbon black. The Company competes in the manufacture of carbon black primarily with two companies having an international presence and with at least 20 other companies in various regional markets in which it operates (see "General," below).

     Carbon black plants owned by Cabot or a subsidiary are located in Argentina, Australia, Brazil, Canada, China, the Czech Republic, England, France (two plants), India, Indonesia (two plants), Italy, Japan, the Netherlands, Spain and the United States (four plants). Affiliates of the Company own carbon black plants in Colombia, Japan (two plants), Malaysia, Mexico and Venezuela. Headquarters for the Company's carbon black business are located in Billerica, Massachusetts, with regional headquarters in Atlanta, Georgia (North America), Sao Paulo, Brazil (South America), Suresnes, France (Europe), and Kuala Lumpur, Malaysia (Pacific Asia). Some of the plants listed above are built on leased land (see "Properties," below). Because of economic conditions in Asia, production at the Company's Merak facility, one of the two it owns in Indonesia, is currently halted. See Note B of the Notes to the Company's Consolidated Financial Statements on pages 38 and 39 of the Annual Report.

     The principal raw materials used in the manufacture of carbon black are carbon black oils, a portion of the residual oil pool which is derived from petroleum refining operations and from the distillation of coal tars and the production of ethylene throughout the world. The availability of raw materials has not been and is not expected to be a significant factor for the Company's carbon black business. Raw material costs are influenced by the cost and availability of oil worldwide and the availability of various types of carbon black oils. During the second half of fiscal year 1999, the price of raw materials for the carbon black business increased significantly.

     Sales are generally made by employees of the Company or its affiliates in the countries where carbon black plants are located. Export sales are generally made through distributors or sales representatives in conjunction with Company employees. In fiscal year 1999, the Company's plastics business took over the marketing of carbon black to the plastics industry. Sales are made under various trademarks owned by Cabot. (See "General," below.)

     The Company's carbon black business continues to pursue a dual strategy of cost improvement and new product development. Management continues to support carbon black new product development initiatives that have significant customer involvement or sponsorship. The Company's management continues to believe that if the Company can achieve a combination of effective cost and capacity management and commercialization of new product initiatives, the Company's carbon black business should have earnings growth opportunities over the next several years.

FUMED SILICA

     The Company manufactures and sells fumed silica and dispersions thereof under various trademarks. Fumed silica is an ultra-fine, high-purity particle used as a reinforcing, thickening, thixotropic, suspending or anti-caking agent in a wide variety of products produced for the automotive, construction and consumer products industries, including adhesives, sealants, cosmetics, inks, silicone rubber, coatings and pharmaceuticals. The headquarters for the Company's fumed silica business are located in Naperville, Illinois. This business has two North American fumed silica manufacturing plants, which are located in Tuscola, Illinois and Midland, Michigan. The Midland plant was completed in September 1999 and began operations in November 1999. The Company is in the process of qualifying all grades of fumed silica for production at the Midland plant. The Company leases a manufacturing plant in Wales and owns a manufacturing plant in Germany; prior to October 1997, the plant in Germany was owned by a joint venture in which the Company held a 50% interest. In addition, a joint venture owned 50% by the Company and 50% by an Indian entity owns a plant in India, which began operations in the spring of 1998. Raw materials for the production of fumed silica are various chlorosilane feedstocks. The feedstocks are either purchased or toll converted for owners of the materials. The Company has long-term procurement contracts or arrangements in place for the purchase of feedstock for this business, which it believes will enable it to meet its raw material requirements for the foreseeable future. In addition, the Company buys some materials in the spot market in order to help ensure flexibility and minimize costs. Sales of fumed silica products are made by Company employees and through distributors and sales representatives. There are four principal producers of fumed silica in the world (see "General," below). The Company believes it is the leading producer and seller of this chemical in the United States and second worldwide.

PLASTICS

     During fiscal year 1999, the Company combined its existing plastics business, which consisted of concentrates and compounds, with a portion of the special blacks category of the Company's carbon black business. The Company's plastics segment now markets carbon black, and produces and markets black and white thermoplastic concentrates and specialty compounds, to the plastics industry. Major applications for the materials produced and sold by the Company's plastics business include pipe and tubing, packaging and agricultural film, automotive components, cable sheathing and special packaging for use in the electronics industry. Customers use the carbon black marketed by the plastics business to provide color, UV protection, electrical conductivity and opacity in plastics. Sales are made under various Cabot trademarks, each of which is either registered or pending in one or more countries (see "General" below). Sales are made by Company employees and through sales representatives and distributors primarily in Europe (concentrates, compounds and carbon black), North America (carbon black) and Asia (concentrates, compounds and carbon black). The thermoplastic concentrates and compounds sold are produced in Company facilities in Europe and Hong Kong. The carbon black sold is produced in Company facilities in Europe, North America and Asia. The plastics business is headquartered in Leuven, Belgium. In Europe, the Company is one of the five leading producers of thermoplastic concentrates. Other than carbon black feedstock, the primary raw materials used in this business are titanium dioxide, thermoplastic resins and mineral fillers. The price of thermoplastic resins has increased rapidly during the second half of fiscal 1999. Such price fluctuations are not unusual in the plastics industry, but the temporary effect has been to cause customers to increase their inventories and, hence, to increase the sales volumes for this business. The Company expects that as the price of thermoplastic resins levels off, the level of orders will decrease. Raw materials are, in general, readily available.

INKJET COLORANTS

     Inkjet colorants are pigment-based black colorants, which are designed to replace traditional pigment dispersions and dyes used in inkjet printing applications. Products produced by the Company's inkjet colorants business, formed in 1996, target various printing markets, including home and office printers, wide format printers, and commercial and industrial printing applications. The Company's colorants have become integral components in several inkjet printing systems introduced to the market during fiscal year 1999. Sales are made by Company employees and through distributors and sales representatives. The headquarters of the Company's inkjet colorants business are located in Billerica, Massachusetts. Raw materials for the inkjet colorants business include carbon black, as well as other products, some of which are custom manufactured, from various sources. The Company does not anticipate any difficulties in obtaining those raw materials which are custom manufactured for its inkjet business, and believes that all other raw materials for this business are in adequate supply.

                             PERFORMANCE MATERIALS

     The Company produces tantalum, niobium (columbium) and their alloys for the electronic materials and refractory metals industries, and cesium, germanium, rubidium and tellurium for a wide variety of industries including the fiber optics and specialty chemicals industries. Tantalum, which accounts for the majority of this business' sales, is produced in various forms including powder and wire for electronic capacitors. Tantalum and niobium and their alloys are also produced in wrought form for non-electronic applications such as chemical process equipment and the production of superalloys, and for various other industrial and aerospace applications. Tantalum produced by the Company is also used in ballistic munitions by the defense industry. The headquarters and principal manufacturing facility for this business are in Boyertown, Pennsylvania. An affiliate of the Company has a manufacturing plant in Japan. Raw materials are obtained by the Company from ores mined principally in Africa, Australia, Brazil and Canada and from by-product tin slags from tin smelting mainly in Malaysia and Thailand. Raw materials are currently in adequate supply. The Company is presently seeking new sources of tantalum supply, or an expansion of current sources, to support future demand. Sales in the United States are made by Company employees, with export sales to Europe handled by Company employees, independent European sales representatives and an affiliated company. Sales in Japan and other parts of Asia are handled primarily through employees of the Company's Japanese affiliate. There are currently two principal groups producing tantalum and niobium in the western world, with an emerging competitor in China. The Company believes that it, together with its Japanese affiliate, is the leading producer of electronic grade tantalum powder products, with competitors having greater production in some other product lines (see "General," below).

                                SPECIALTY FLUIDS

     The Company's specialty fluids business produces and markets cesium formate as a drilling and completion fluid for use in high pressure and high temperature oil and gas well operations. Cesium formate is a solids-free high-density fluid that has a low viscosity, permitting it to flow readily in oil and gas wells. The

Company expects the fluid to be especially beneficial to operators of wells where the oil or gas is difficult to reach. Based on current information, the fluid is resistant to high temperatures, does not damage producing reservoirs and is readily biodegradable. The Company has been shipping the fluid to Aberdeen, Scotland for application in its target market, the North Sea. Commercial testing of the Company's cesium formate in this region during the fourth quarter of fiscal year 1999 yielded positive results. The Company expects those initial test results to boost industry confidence in the fluid, leading to additional applications. The specialty fluids business has its headquarters in The Woodlands, Texas, and has a mine and a cesium formate manufacturing facility in Manitoba, Canada. The Company built a large inventory of cesium formate in preparation for initial testing and, as a result, has temporarily halted production at its manufacturing facility as it waits for testing to be completed and commercial rentals/leases to begin. The Company expects to make cesium formate sales through existing oil field service companies, with periodic direct sales to oil and gas operating entities. Customers will either rent or purchase cesium formate from the Company. Those who rent cesium formate will be required to purchase any of the product that is not returned to the Company after the job is completed. The principal raw material used in this business is pollucite ore, which the Company obtains from its mine. The Company has an adequate supply of this cesium-rich ore, with approximately 80% of the world's known cesium reserves. Because each job for which cesium formate is used requires a large volume of the product, the specialty fluids business must carry a large inventory. Based on its current information, the Company expects to reclaim between 60% and 90% of the cesium formate used in each job, which will be returned to inventory for use in additional well operations. The Company's specialty fluids business also markets tantalum and spodumene to the electronics and pyroceramics industries. Sales of those products are made either by Company employees or its agent.

                           MICROELECTRONICS MATERIALS

     The Company manufactures and sells high-purity polishing compounds, made from fine metal oxide particles and a variety of chemistries. The polishing materials are used in the manufacture of multi-layer integrated circuit chips and other electronic devices by the semiconductor industry. These products are sold under various Cabot trademarks (see "General", below). Sales of polishing compounds are made by Company employees and through distributors and sales representatives. Raw materials, a significant portion of which are manufactured by the Company's fumed silica business, are readily available. The Company has a dispersion manufacturing facility and laboratory in Aurora, Illinois, and a dispersion manufacturing facility in Barry, Wales. A third dispersion manufacturing facility in Geino, Japan began production in April 1999, with sales commencing in May 1999. In addition, the Company has dispersions mixed for it by a contract manufacturer in Hammond, Indiana. The headquarters and technology center for the Company's microelectronics materials business are located in Aurora, Illinois. The Aurora, Illinois facilities provide quality control management, operations management, marketing support and customer sales and service for the Company's microelectronics materials business. Cabot plans an initial public offering of approximately 15% of its microelectronics materials business, which it expects will occur in the first half of calendar year 2000. The Company anticipates that the offering will be followed by a distribution of its remaining shares of this business to the Cabot shareholders.

                             LIQUEFIED NATURAL GAS

     The Company, through its wholly owned subsidiary, Cabot LNG Corporation, purchases liquefied natural gas ("LNG") from foreign suppliers, and stores and resells it in both vapor and liquid form in the northeast United States through a terminal facility in Everett, Massachusetts. The headquarters for this business are located in Boston, Massachusetts.

     The Company's LNG supplies currently come primarily from two suppliers. Sonatrading, an affiliate of Sonatrach, the Algerian national oil and gas company, supplies LNG and Sonatrach provides the associated marine transportation, both under long-term contracts. Cabot and Sonatrach have each agreed to assure performance of the obligations of their respective affiliates under these agreements. The Company also purchases LNG from Atlantic LNG Company of Trinidad and Tobago ("Atlantic LNG"), described below, under a long-term supply contract. The Company received its first delivery of LNG from Atlantic LNG aboard its LNG tanker the Matthew in May 1999. During the past two years, the Company also purchased LNG from the North West Shelf project in Australia, Sonatrach and Enagas under short-term arrangements.

     The Company markets LNG to local gas distribution companies, natural gas marketers and electric generators. These markets are characterized by substantial price competition and numerous competitors, including natural gas suppliers and suppliers of alternative fuels. Prices are stronger in the winter months because of heating demands in New England.

     A consortium of companies consisting of Amoco Trinidad (LNG) B.V., British Gas Trinidad LNG Limited, Cabot Trinidad LNG Limited ("Cabot Trinidad," a wholly owned subsidiary of Cabot LNG Corporation), NGC Trinidad and Tobago LNG Limited and Repsol International Finance B.V. are shareholders of Atlantic LNG, a corporation formed to construct, own and operate a new LNG liquefaction plant in the Republic of Trinidad and Tobago. Cabot Trinidad owns 10% of Atlantic LNG. The plant is designed to export 385 million cubic feet of natural gas per day in the form of LNG. Cabot LNG Corporation and Enagas, S.A., the largest importer and wholesaler of natural gas in Spain, have entered into contracts with Atlantic LNG under which Cabot LNG Corporation will purchase 60% and Enagas, S.A. will purchase the remaining 40% of the LNG to be produced by Atlantic LNG's new plant. Shipments of LNG from the Trinidad facility began in April 1999 and the liquefaction plant was declared commercial in August 1999.

     In June 1997, Atlantic LNG concluded a $600 million limited recourse financing with a consortium of international banks to provide funds for the construction of the new liquefaction plant, for which the Company, as well as the other Atlantic LNG shareholders or their respective affiliates, have issued limited completion guarantees. Those guarantees will expire when Atlantic LNG completes the funding of a debt reserve account. Atlantic LNG expects that funding to occur near the end of the first quarter or the beginning of the second quarter of fiscal year 2000. Atlantic LNG shareholders are presently evaluating an expansion of the facility.

     The Company completed the refurbishment of its LNG tanker, the Matthew, and brought it into service in January 1999. The Company uses the Matthew to transport LNG supplies from the Trinidad facility. The Company has also expanded its terminal in Everett to vaporize an additional 150 million cubic feet of natural gas per day, an approximate 50% increase in capacity. That expansion was completed in November 1998.

                                    GENERAL

     The Company owns and is a licensee of various patents, which expire at various times, covering many of its products, as well as processes and product uses. Although the products made and sold under these patents and licenses are important to the Company, the loss of any particular patent or license would not materially affect the Company's business, taken as a whole. The Company sells its products under a variety of trademarks, the loss of any one of which would not materially affect the Company's business, taken as a whole.

     With the exception of the Company's LNG business, described above, the Company's businesses are generally not seasonal in nature, although they experience some decline in sales in the fourth fiscal quarter due to European summer plant shutdowns. The Company believes that as of September 30, 1999, approximately $98 million of backlog orders for its businesses were firm, compared to firm backlog orders as of September 30, 1998, of approximately $88 million. All of the 1999 backlog orders are expected to be filled during fiscal year 2000.

     Many of the Company's chemicals and materials are used in products associated with the automotive industry such as tires, extruded profiles, hoses, molded goods, capacitors and paints. The Company's financial results are affected by the cyclical nature of the automotive industry, although a large portion of the market is for replacement tires and other parts which are less subject to automobile industry cycles. The Company has long-term carbon black supply contracts with certain of its North American tire customers. Those contracts are designed to provide such customers with a secure supply of carbon black and reduce the volatility in the Company's carbon black volumes and margins caused, in part, by automobile industry cycles.

     Five major tire and rubber customers, one fumed silica customer, two capacitor materials customers and one microelectronics customer represent a material portion of the total net sales and operating revenues of the Company's businesses; the loss of one or more of these customers might materially adversely affect the Company's businesses taken as a whole.

     Competition in the Company's businesses, other than its LNG business, is based on price, service, quality, product performance and technical innovation. Competition in the LNG business is based primarily on price and, to a lesser degree, service. Competitive conditions also necessitate carrying an inventory of raw materials and finished goods in order to meet customers' needs for prompt delivery of products. Competition in quality, service, product performance and technical innovation is particularly significant for the fumed silica, industrial products, special blacks, inkjet colorants, microelectronics materials and tantalum businesses. The Company's competitors, other than in the LNG business and the carbon black business, vary by product group. Both the natural gas and the electric businesses in the northeast United States are in the process of being deregulated and restructured, thereby making them subject to greater competition. This restructuring is causing significant changes in the Company's LNG customer base, including a shift in the responsibility for gas supplies from the local gas distribution companies to natural gas marketers. To date, those changes have not had any appreciable effect on the Company's LNG business.

                                     OTHER

     The Company owns approximately 41.4% of the common stock of Aearo Corporation (formerly Cabot Safety Holdings Corporation) after the restructuring of the Company's safety products and specialty composites business in July 1995. The Company has two representatives serving on the Board of Directors of Aearo Corporation and its principal subsidiaries ("Aearo"). Aearo manufactures and sells personal safety products, as well as energy absorbing, vibration damping and impact absorbing products for industrial noise control and environmental enhancement.

                               OTHER INFORMATION

EMPLOYEES

     As of September 30, 1999, the Company had approximately 4,450 employees. Approximately 450 employees in the United States are covered by collective bargaining agreements. The Company believes that its relations with its employees are satisfactory.

RESEARCH AND DEVELOPMENT

     The Company develops new and improved products and processes and greater operating efficiencies through Company-sponsored research and technical service activities including those initiated in response to customer requests. Expenditures by the Company for such activities are shown on page 32 of the Annual Report which is incorporated herein by reference.

SAFETY, HEALTH AND ENVIRONMENT

     The Company's operations are subject to various environmental laws and regulations. Over the past several years, the Company has expended considerable sums to add, improve, maintain and operate facilities for environmental protection.

     The Company has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the "Superfund law") with respect to several sites (see "Legal Proceedings," below). During the next several years, as remediation of various environmental sites is carried out, the Company expects to spend a significant portion of its $39 million environmental reserve for costs associated with such remediation. Additions are made to the reserve based on the Company's continuing analysis of its share of costs likely to be incurred at each site. The sites are primarily associated with divested businesses.

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

     In October 1999, the California Office of Environmental Health Hazard Assessment ("OEHHA") published a Notice of Intent to add "carbon black (airborne particles of respirable size)" to its list of chemicals known to the State to cause cancer, promulgated pursuant to the California Safe Drinking Water and Toxic Enforcement Act, commonly referred to as Proposition 65. OEHHA stated it was taking this action in light of IARC's 1996 reclassification of carbon black. Proposition 65 requires businesses to give warnings to individuals before they knowingly or intentionally expose them to chemicals subject to its requirements, and it prohibits businesses from knowingly discharging or releasing the chemicals into water or onto land where they could contaminate drinking water. The Company is working with the International Carbon Black Association and various customers and carbon black user groups to respond to the decision by OEHHA to add carbon black to the list of chemicals subject to Proposition 65.

*FORWARD LOOKING INFORMATION

     Included herein are statements relating to management's projections of future profits, the possible achievement of the Company's financial goals and objectives, and management's expectations for the Company's product development program. Actual results may differ materially from the results anticipated in the statements included herein due to a variety of factors including market supply and demand conditions, fluctuations in currency exchange rates, cost of raw materials, patent rights of others, Year 2000 disruptions, demand for the Company's customers' products and competitors' reactions to market conditions. Timely commercialization of products under development by the Company may be disrupted or delayed by technical difficulties, market acceptance or competitors' new products, as well as difficulties in moving from the experimental stage to the production stage. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The methods used by the Company to assess and mitigate risks should not be considered projections of future events or losses.

FINANCIAL INFORMATION ABOUT SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Segment financial data are set forth on pages 21 through 24, and in the portion of Note Q of the Notes to the Company's Consolidated Financial Statements that appears on pages 49 and 50, of the Annual Report, and both are incorporated herein by reference. A significant portion of the Company's revenues and operating profits is derived from overseas operations. The profitability of the Company's segments, other than the Company's LNG segment, is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. The Company's overseas operations do not currently include any energy related businesses. (See the portion of Note Q of the Notes to the Company's Consolidated Financial Statements appearing on page 51 of the Annual Report for further information relating to sales and profits by geographic area, and "Management's Discussion and Analysis of Financial Condition and Results of Operations", appearing on pages 21 through 29 of the Annual Report, both incorporated herein by reference.) Currency fluctuations and nationalization and expropriation of assets are risks inherent in international operations. The Company has taken steps it deems prudent in its international operations to diversify and otherwise to protect against these risks, including the use of foreign currency financial instruments to reduce the risk associated with changes in the value of certain foreign currencies compared to the U.S. dollar. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management" and Note P of the Notes to the Company's Consolidated Financial Statements, on pages 25 and 26, and 48 and 49, respectively, of the Annual Report.)

ITEM 2.  PROPERTIES

     The Company owns, leases and operates office, production, storage, distribution, marketing and research and development facilities in the United States and in foreign countries.

     The principal facilities of the Company's business units are described generally in Item 1 above.

     The principal facilities owned by the Company in the United States are: (i) the administrative offices and manufacturing plants of its carbon black operations in Louisiana, Massachusetts, Texas and West Virginia; (ii) its research and development facilities in Illinois, Massachusetts and Pennsylvania;
(iii) the administrative offices and manufacturing plants of its fumed silica and microelectronics materials businesses in Illinois, and its performance materials business in Pennsylvania; and (iv) its LNG terminal and storage facility in Massachusetts.

     The Company's principal foreign owned facilities are held through subsidiaries and consist primarily of manufacturing facilities, together with administrative facilities and research and development facilities. The largest of such facilities are located in Australia, China, the Czech Republic, England, France, India, Indonesia and Italy, and are used by the Company's carbon black business. Portions of the owned facilities in the Czech Republic, France, Japan and Spain, and all of the owned facilities in China, Hong Kong, India, Indonesia and the Netherlands are located on leased land.

     The principal facilities leased by subsidiaries in locations outside the United States are: (i) administrative offices and manufacturing facilities of the fumed silica and microelectronics materials businesses in Wales; (ii) administrative offices, research and development facilities, and warehouses of the carbon black operations in France, Malaysia and England; and (iii) administrative offices and manufacturing facilities of the specialty fluids business in Canada. In addition, the Company holds mining rights in Canada.

     The principal facilities leased by the Company in the United States are:
(i) its corporate headquarters in Massachusetts; (ii) the administrative offices and manufacturing facilities of its microelectronics materials business in Illinois; and (iii) the headquarters of its North American carbon black business in Georgia. The Company expects to move its corporate headquarters to a new location within the same city in September 2000. That new space will also be leased.

     The Company's administrative offices are generally suitable and adequate for their intended purposes. Existing manufacturing facilities of the Company are sufficient to meet the Company's anticipated requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in various lawsuits and environmental proceedings wherein substantial amounts are claimed. The following is a description of the significant proceedings pending as of September 30, 1999, unless otherwise specified.

  Environmental Proceedings

     In November 1997, Cabot was sued in the District Court of Potter County, Texas by K N Energy, Inc. ("KNE") and various related entities for environmental remediation costs at approximately 45 gas plants and compressor stations located in New Mexico, Oklahoma and Texas. Cabot sold its subsidiaries that owned those properties in two separate transactions in 1989, and, in doing so, undertook certain contractual obligations with respect to environmental conditions at the properties. KNE alleges to be the assignee of those contract rights and, pursuant thereto, has attempted to require Cabot to pay for costs KNE has incurred and will incur in the future to remediate environmental contamination alleged to be on those properties. In July 1998, an arbitration panel ordered Cabot to pay $3.38 million for past response costs incurred by KNE as well as an unspecified amount for prejudgment interest and arbitration costs. KNE contends that the interest on the past cost award and costs of arbitration amount to approximately $729,000. Cabot has disputed the interest and a portion of the cost figures, but has paid KNE the amount awarded for past response costs and the portion of the arbitration costs not in dispute. The panel also ordered Cabot to pay up to 80% of future groundwater remediation costs at six of the sites as such costs are incurred by KNE. Finally, the panel ordered KNE to ensure that future remedial actions are cost-effective and based on health risks, with a preference for natural attenuation of contamination. Cabot has appealed the panel's award of future costs. Future remediation costs are estimated to be in a range from less than $2 million to up to $5 million. Cabot and KNE continue to explore settlement of this matter.

     In 1994, Cabot and the State of Florida agreed to a settlement of a 1983 state court lawsuit requiring Cabot to pay the State $650,000 in past costs associated with a site in Gainesville, Florida. Cabot also paid the United States Environmental Protection Agency ("EPA") $416,000 for costs incurred by EPA at the site. The site included a parcel of land on which Cabot previously owned and operated a pine tar distillation plant. Cabot has completed the implementation of a soil and groundwater remedy at the site in accordance with applicable requirements and is currently operating and maintaining the groundwater collection system at the site and monitoring site conditions. It is uncertain whether Cabot may be required to perform additional investigations or remedial work in the future at this site.

     Beginning in May 1986, the Department of Environmental Protection of the State of New Jersey ("NJDEP") issued directives under the New Jersey Spill Compensation and Control Act to Cabot and other potentially responsible parties ("PRPs") to fund a remedial investigation for the cleanup of a six acre site in Old Bridge Township near Perth Amboy, New Jersey. Cabot and other PRPs contributed funds for a remedial investigation and feasibility study which was conducted by a consultant to NJDEP. In January 1996, ten companies, including Cabot, entered into an Administrative Consent Order with NJDEP which required them to perform an additional study of the site and to handle minor remedial work. Most of the work required by the 1996 order is complete, and the companies have submitted the results of their soils investigation to NJDEP. NJDEP has not determined what, if anything, will be required to address site soils. In 1997, the companies entered into an Administrative Consent Order with NJDEP whereby they agreed to contribute funds toward the cost of an interim groundwater remedy involving the collection of contaminated groundwater at the site and its conveyance to a local sewer authority over a two year period pending a final decision concerning long-term groundwater cleanup. The companies are currently collecting data and evaluating whether a remedy of natural attenuation for groundwater contamination associated with the site may be acceptable. Until additional studies are complete, it is not possible to identify what remediation, if any, will be required at the site. Cabot, along with certain other PRPs ("Plaintiff PRPs") filed litigation against the current owner of the property (Spiral Metal), the United States of America, and several other parties in U. S. District Court for the District of New Jersey in January 1999. The purpose of the litigation is to obtain deed restrictions on the property (allowing for non-residential clean-up standards to be applied) from the current owner and to obtain monetary contributions from the United States and the other parties which would be applied to future response costs at the site. The Plaintiff PRPs have commenced settlement discussions with the defendants and the litigation has essentially been stayed for a designated period to focus the parties' resources on the settlement discussions. Union Carbide Corp. and Oakite Products, two PRPs, filed separate related actions, which include contribution claims against the Plaintiff PRPs. The court has consolidated the three actions, all of which are subject to the stay on litigation activity pending settlement discussions.

     In 1986, Cabot sold a manufacturing facility in Reading, Pennsylvania to NGK Metals, Inc. ("NGK"). In doing so, Cabot agreed to share with NGK the costs of certain environmental remediation of the Reading plant site. After the sale, EPA issued an order to NGK requiring it to address soil and groundwater contamination at the site. In 1996 and 1997, NGK's contractor completed the soil remediation component of the work. In August 1997, after completion of the soil cleanup project, the contractor notified NGK that it had incurred substantial additional costs over the base contract for the work and that NGK was responsible for these extra costs. NGK, with support from Cabot, disputed this claim, and in 1998, the contractor brought suit against Cabot, NGK and their oversight consultant seeking to recover its cost overruns from the project. Cabot and NGK resolved the dispute with the contractor in late 1999 by agreeing to pay the contractor a portion of the extra costs. During the soil cleanup project, an area of additional contamination was discovered by NGK's consultants. The groundwater remediation component of the work is currently being designed.

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

     During the summer of 1998, Cabot joined a group of companies in forming the Ashtabula River Cooperative Group ("ARCG") which collectively agreed on an allocation for funding private party shares of a public/private partnership established to conduct dredging and remediation of the Ashtabula River (the "River") in Ashtabula, Ohio. The Ashtabula River Partnership ("ARP") was formed to address contaminants in the River through a quicker and less expensive approach than traditionally available under the formal Superfund process. The ARP also expects to employ substantial public funds from both the federal and state governments for the project. In September 1999, the ARP issued a Comprehensive Management Plan ("CMP") proposing a "deep dredging" program for addressing contaminated River sediment. The CMP estimates the deep dredging project would cost approximately $42 million, although the ARCG's experts believe the costs are likely to be significantly higher. Under the statutory formula available for funding this project, approximately 68% of its cost is to be borne by the federal government, leaving 32% of the cost for non-federal participants. The State of Ohio has pledged a contribution of $7 million to the project. The ARCG expects to be asked to bear a substantial percentage of the remaining costs. The ARCG and its consultants are working with the ARP to refine the project in an effort to reduce project costs and uncertainties.

     In 1994, Detrex Chemical Industries, Inc. filed third-party complaints against eight companies, including Cabot, in connection with material allegedly sent to the Koski/Reserve Environmental Services ("RES") landfill in Ashtabula, Ohio. Cabot and other third-party defendants filed complaints against five additional companies that sent waste to the site. In May 1998, Cabot and certain other defendants agreed to settle their liability for this matter by agreeing to fund and conduct a portion of the remedy at the landfill site and to loan RES $1.2 million to fund cleanup activities of RES on other portions of the site. Cabot is one of five of the settling defendants that agreed to conduct the work; the others made one-time cash payments to resolve their liabilities at the site. Cabot anticipates that the cost of the settlement to Cabot, including the loan to RES, is approximately $600,000.

     Cabot is the holder of a Nuclear Regulatory Commission ("NRC") license for certain slag waste material deposited on industrial property on Tulpehocken Street in Reading, Pennsylvania in the late 1960s by a predecessor of Cabot that had leased a portion of the site to process tin slags. The slag material contains low levels of uranium and thorium, thus subjecting it to NRC jurisdiction. A consultant for Cabot has prepared a site decommissioning plan for the slag material which concludes that the levels of radioactivity in the slag are low enough that the material can be safely left in place and still meet NRC requirements for license termination without restrictions. Cabot's decommissioning plan proposing this in-place remedy was filed with the NRC in late August 1998. The current owner of the Tulpehocken Street site, the City of Reading and the Reading Redevelopment Authority have filed requests for a hearing with the NRC concerning Cabot's decommissioning plan, alleging various deficiencies with the plan. Cabot has discussed its decommissioning plan with these parties and continues to explore settlement discussions with them concerning their claims. The NRC has asked Cabot for additional information concerning its plan, and Cabot is in the process of obtaining the information the NRC has requested.

     In July 1991, EPA instituted litigation against a number of parties, not including Cabot, seeking to recover its costs incurred in connection with an investigation of the Berks Associates Superfund Site in

Douglassville, Pennsylvania. Cabot was joined in this litigation as a third-party defendant. The litigation has been stayed pending settlement negotiations. In April 1996, EPA proposed that ten companies, including Cabot, undertake the remaining remediation required at the site and indicated it would be willing to reconsider, to some extent, the remediation technology to be used. After further study, the EPA agreed that the alternative remedy is feasible. The companies' consultant estimates the cost to implement the alternative remedy at the site is approximately $13 million to $18 million. EPA is in the process of negotiating a Consent Decree with the companies, including Cabot, concerning implementation of the alternative remedy. EPA also has claimed approximately $16 million in past costs at the site, and the companies are also negotiating this claim with EPA.

     In 1994, five plaintiffs filed suit in the U.S. District Court for the Eastern District of Pennsylvania against 24 defendants, including Cabot, under the Superfund law and state law seeking recovery of remediation costs at the Berks Landfill site, which is located in the vicinity of Reading, Pennsylvania. The plaintiffs claim that the former Cabot beryllium alloy plant located in Reading, Pennsylvania sent waste to the Berks Landfill. The plaintiffs claim to have incurred approximately $3 million on investigations and interim remedial measures at the site. In 1997, EPA issued a Record of Decision ("ROD") for the site. The ROD selected as a remedy the repair and maintenance of an existing cap at the landfill, the operation and maintenance of a leachate management system, long-term monitoring of groundwater and implementation of deed restrictions at the site. EPA estimated the 30-year present net worth of these measures at approximately $6 million. In 1998, EPA issued Unilateral Administrative Orders ("UAOs") to a number of the companies requiring them to implement the ROD. Cabot did not receive a UAO. In September 1999, EPA wrote Cabot and a number of other companies informing them that it was considering offering them a de minimis settlement for their liability at the site. The letter indicated Cabot's share of this settlement would be $187,500. EPA subsequently withdrew this offer. Cabot is in negotiations with the plaintiffs concerning a possible settlement of their claims related to the site. If a settlement with the plaintiffs can be agreed to, Cabot anticipates that it would include an indemnity against any claims by EPA for costs related to the site.

     In 1994, EPA issued a Unilateral Administrative Order to Cabot and 11 other respondents pursuant to the Superfund law with respect to the Revere Chemical Site (a/k/a Echo Site) in Nockamixon Township, Bucks County, Pennsylvania (the "Revere Chemical Site"). The order required the respondents to design and implement several remedial measures at the Revere Chemical Site. Cabot responded to EPA's order by indicating that it should not have been named as a respondent and by raising several objections to the order. Certain other recipients of the order proceeded to conduct the work required by EPA, and Cabot understands that work has been mostly completed. Cabot has been informed by the parties performing the work that the total cost of remediation activities at the site is estimated to be approximately $12 million, not including certain unreimbursed costs claimed by EPA. Cabot has initiated communications with the parties that conducted the work in order to explore whether settlement of Cabot's potential liability at the site may be feasible. Those discussions are on-going. In August 1999, Cabot received a letter from the U.S. Department of Justice ("DOJ"), which stated that EPA had asked the DOJ to bring an enforcement action against Cabot for its failure to comply with the EPA order. Cabot has entered into settlement discussions with the DOJ and EPA in an attempt to resolve that dispute.

     In July 1998, EPA informed Cabot that it will be undertaking corrective action under the Resource Conservation and Recovery Act at Cabot's facility in Boyertown, Pennsylvania. The Army Corps of Engineers performed a site visit in September 1998 to initiate this action. It is unclear at this time what corrective action, if any, will be required at the site and what costs Cabot may incur as a result. Cabot is aware that EPA is investigating certain areas surrounding the Boyertown facility with a view to determining what conditions exist in those areas and whether those conditions are related to Cabot's Boyertown facility. EPA's investigation was prompted by media reports of complaints by area farmers of health impacts and damage to livestock and crops. As of November 24, 1999, EPA had neither taken any formal action nor alleged that Cabot has any responsibility for conditions in the area. In addition, the Pennsylvania Department of Environmental Protection has requested that Cabot conduct additional groundwater investigations at the Boyertown facility to supplement studies conducted in the early 1990s. In November 1999, Cabot received a letter from an attorney representing certain farmers in the area threatening litigation concerning environmental contamination alleged to be caused by the Boyertown plant.

     In October 1998, the Direction Regionale de L'Industrie, de la Recherche et de L'Environment ("DRIRE") and the Prefecture de la Seine-Maratime (the "Prefecture") notified United Chemical France S.A. ("UCF"), a French subsidiary of Cabot, that DRIRE planned to seek an order (the "Proposed Order") from the Prefecture requiring UCF to undertake an initial investigation of a waste dump allegedly operated by UCF from the mid-1960s to the early 1980s in the Town of Notre Dame de Gravenchon. The Prefecture issued a draft order to UCF dated November 19, 1998, requiring an investigation of the former waste dump. UCF responded to the draft order by submitting formal comments, noting that it is not the proper party to address conditions at the dump as it is currently being used by the Town of Notre Dame de Gravenchon for waste disposal. In early 1999, UCF voluntarily provided the DRIRE with information concerning UCF's use of the landfill. UCF has had no further communications with the DRIRE since that date. When Cabot purchased UCF in 1985, the seller indemnified Cabot for matters relating to events occurring prior to the sale, including environmental matters. Cabot has notified the seller that Cabot believes that the indemnification would cover costs related to the Proposed Order.

     In January 1999, DRIRE notified Cabot France S.A., a French subsidiary of Cabot, that the DRIRE was investigating groundwater pollution in the Montee des Pins area where Cabot France S.A.'s carbon black plant in Berre l'Etang, France is located. The DRIRE convened meetings of various industries in the area and asked them to work together on a study of groundwater conditions in the area. Ten companies, including Cabot France S.A., are working together to fund and undertake the initial study requested by the DRIRE. Cabot estimates that its share of this initial study will cost less than $10,000. It is not possible at this point to predict whether groundwater remediation will be required, how much it will cost or what Cabot France S.A.'s share of such groundwater remediation will be.

     Cabot, along with a number of other companies, is a PRP under the Superfund law with respect to the King of Prussia Technical Corp. site in Winslow Township, New Jersey. Work on site remediation was completed several years ago except for ongoing operation and maintenance of groundwater treatment facilities. Cabot and four other companies involved have agreed on the portions of the costs to be borne by each company. In a December 22, 1998 letter to Cabot and the other four companies, EPA demanded approximately $4.1 million in past costs at the site. Cabot expects that this dispute will be resolved through settlement negotiations between the group of companies and EPA for significantly less than the $4.1 million demand. The prior agreement among Cabot and the four other companies fixes each party's respective share of any costs to be paid to EPA.

     On June 5, 1999, there was a break in the pipeline used to transport carbon black feedstock from a nearby port to a Ravenna, Italy carbon black facility owned by Cabot Italiana S.p.A., a wholly-owned subsidiary of Cabot. The break was in a portion of the pipeline adjacent to a neighboring facility. As a result, a substantial amount of carbon black feedstock was released at the neighboring facility. An investigation of the facts to determine responsibilities is ongoing, but preliminary information from the investigation indicates the pipeline was damaged from drilling activity conducted by a third party. In the interim, emergency remediation efforts were undertaken by the Company following the spill. Claims have been asserted against the Company by the owner of the facility where the spill occurred and by the owners of a sewer system into which some of the oil flowed. In addition, the Company has asserted a claim against the third parties that the Company believes damaged the pipeline and, thus, caused the spill. The municipal environmental authorities have issued an order to the Company and the parties believed to have damaged the pipeline ordering them to undertake further activities to address conditions caused by the spill. The Company and the other parties have challenged issuance of the order, and the matter is being heard by the administrative courts in Italy. The parties believed to have damaged the pipeline have to date refused to accept responsibility for the spill. The Company has notified its insurers and they are involved in the matter. At this point, the Company does not know the likely course that legal proceedings will take, and does not have an estimate of the costs, if any, that the Company will ultimately bear.

     The Louisiana Department of Environmental Quality ("LADEQ") notified Cabot in a January 5, 1995 letter of its potential liability with respect to the Great National Oil/Ida Gas site in Ida, Louisiana (the "Ida Site") and requested information regarding Cabot's activities related to the Ida Site or involvement with the Hartsell Oil Company of Rodessa, Louisiana. Cabot responded on February 15, 1995 by indicating that during the 1982 to 1984 time period, Cabot's Arcadia, Louisiana facility sold used oil to Hartsell for reprocessing. Cabot's Arcadia facility was sold to Haynes International, Inc. ("Haynes") in December 1986. Cabot believes that it is entitled to indemnity from Haynes pursuant to the acquisition agreement by which Haynes acquired the facility. Haynes has denied Cabot's request for indemnification but also requested additional information concerning this claim. In 1997, Cabot and eight other parties received a demand letter from LADEQ for oversight costs incurred in connection with the site from July 1989 to December 1996. Cabot paid its pro-rata share of those costs in April 1997, which payment was an immaterial amount. Cabot has received no further written communications concerning the Ida Site.

     Cabot has received various requests for information and notifications that it may be a PRP at several other Superfund sites.

     As of September 30, 1999, approximately $39 million was reserved for environmental matters by the Company. This amount represents the Company's current best estimate of costs likely to be incurred based on its analysis of the extent of cleanup required, alternative cleanup methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site.

  Other Proceedings

     The Company has various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business. In the opinion of the Company, although final disposition of all of its suits and claims may impact the Company's financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on the Company's financial position. (See Note O of the Notes to the Company's Consolidated Financial Statements on pages 47 and 48 of the Annual Report.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below for each person who was an executive officer of Cabot at the end of the 1999 fiscal year, is information, as of November 30, 1999, regarding his or her age, position(s) with Cabot, the periods during which he or she served as an officer and his or her business experience during at least the past five years:

         NAME           AGE      OFFICES HELD/BUSINESS EXPERIENCE                   DATES HELD
         ----           ---      --------------------------------                   ----------
William T. Anderson...  44    Cabot Corporation
                                Controller                             September 1997 to present
                              Acting Corporate Controller and
                                Assistant Controller                   February 1997 to September 1997
                              Assistant Controller                     July 1995 to February 1997
                              Private Eyes Sunglass Corporation
                                Chief Operating Officer                1991 to 1995
                              Chief Financial Officer                  1990 to 1991
Samuel W. Bodman......  61    Cabot Corporation
                              Chairman of the Board                    October 1988 to present
                              President                                February 1991 to February 1995
                                                                       January 1987 to October 1988
                              Chief Executive Officer                  February 1988 to present

         NAME           AGE      OFFICES HELD/BUSINESS EXPERIENCE                   DATES HELD
         ----           ---      --------------------------------                   ----------
Kennett F. Burnes.....  56    Cabot Corporation
                              President                                February 1995 to present
                              Chief Operating Officer                  March 1996 to present
                              Executive Vice President                 October 1988 to February 1995
Robert L. Culver......  51    Cabot Corporation
                              Executive Vice President and
                                Chief Financial Officer                April 1997 to present
                              Northeastern University
                              Senior Vice President and
                                Treasurer                              October 1990 to April 1997
Catharine M. de         41    Cabot Corporation
  Lacy................
                              Vice President                           April 1998 to present
                              Allied Signal, Inc.
                              Vice President, Health, Safety,
                                Environment and Remediation            April 1995 to April 1998
                              Occidental Petroleum Corporation
                              Vice President, Health, Safety,
                                Environment and Risk Management        April 1993 to April 1995
William P. Noglows....  41    Cabot Corporation
                              Executive Vice President                 March 1998 to present
                              Vice President                           February 1994 to March 1998
                              Director of Global Manufacturing         November 1997 to present
                              General Manager, Cab-O-Sil
                                Division                               November 1992 to November 1997
Robert Rothberg.......  50    Cabot Corporation
                              Vice President and
                                General Counsel                        October 1993 to present
Roland R. Silverio....  52    Cabot Corporation
                              Vice President                           May 1998 to present
                              Director of Human Resources/
                                Organizational Effectiveness           May 1998 to present
                              Director of Organizational Development   January 1998 to May 1998
                                                                       October 1992 to October 1995
                              Manager of Training and Development      July 1990 to October 1992
                              The Franklin Group
                              Managing Partner                         October 1995 to January 1998
Donald R. Young.......  42    Cabot Corporation
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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Cabot's Common Stock is listed for trading (symbol CBT) on the New York, Boston, and Pacific stock exchanges. As of September 30, 1999, there were approximately 1,900 holders of record of Cabot's Common Stock. The price range in which the stock has traded, as reported on the composite tape, and the quarterly cash dividends for the past two years are shown below.

STOCK PRICE AND DIVIDEND DATA

                                             DECEMBER    MARCH      JUNE     SEPTEMBER     YEAR
                                             --------    ------    ------    ---------    ------
FISCAL 1999
Cash dividends per share...................   $ 0.11     $ 0.11    $ 0.11     $ 0.11      $ 0.44
Price range of common stock:
  High.....................................   $31.69     $29.81    $28.50     $25.44      $31.69
  Low......................................   $22.63     $19.75    $21.31     $21.63      $19.75
  Close....................................   $27.94     $21.25    $24.19     $23.75      $23.75

                                             DECEMBER    MARCH      JUNE     SEPTEMBER     YEAR
                                             --------    ------    ------    ---------    ------
FISCAL 1998
Cash dividends per share...................   $ 0.10     $ 0.10    $ 0.11     $ 0.11      $ 0.42
Price range of common stock:
  High.....................................   $28.19     $39.94    $38.81     $33.38      $39.94
  Low......................................   $23.63     $25.25    $31.06     $21.75      $21.75
  Close....................................   $27.63     $36.88    $32.31     $24.94      $24.94

ITEM 6.  SELECTED FINANCIAL DATA

     Cabot Corporation Selected Financial Data:

                                                             YEARS ENDED SEPTEMBER 30
                                                ---------------------------------------------------
                                                 1999       1998       1997       1996       1995
                                                -------    -------    -------    -------    -------
                                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Financial Highlights
Net sales and other operating revenues........  $1,695     $1,644     $1,625     $1,856     $1,830
                                                ------     ------     ------     ------     ------
  Income before cumulative effect of
     accounting changes.......................  $   97     $  122     $   93     $  194     $  172
                                                ------     ------     ------     ------     ------
  Long-term debt..............................  $  419     $  316     $  286     $  322     $  306
  Minority interest...........................      32         25         23         27          8
  Stockholders' equity........................     706        706        728        745        685
                                                ------     ------     ------     ------     ------
          Total capitalization................  $1,157     $1,047     $1,037     $1,094     $  999
                                                ------     ------     ------     ------     ------
          Total assets........................  $1,842     $1,805     $1,826     $1,857     $1,654
                                                ------     ------     ------     ------     ------
Income per common share:
  Basic.......................................  $ 1.47     $ 1.80     $ 1.33     $ 2.74     $ 2.29
  Diluted.....................................  $ 1.31     $ 1.61     $ 1.19     $ 2.42     $ 2.03
  Cash dividends (declared and paid)..........  $ 0.44     $ 0.42     $ 0.40     $ 0.36     $ 0.30
                                                ------     ------     ------     ------     ------
Weighted average common shares outstanding in
  millions....................................      73         75         77         79         84
                                                ------     ------     ------     ------     ------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required appears in the Annual Report on pages 21 through 29 and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required appears in the Annual Report on pages 25 and 26 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required appears in the Annual Report on pages 30 through 53 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required regarding the executive officers of Cabot is included in Part I in the unnumbered item captioned "Executive Officers of the Registrant." Certain information required regarding the directors of Cabot is contained in the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders ("Proxy Statement") under the heading "Certain Information Regarding Directors." Certain information required regarding the failure of any person subject to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to timely file reports required by Section 16(a) of the Exchange Act is contained in the Proxy Statement under the heading "Compliance with Section 16(a) of the Exchange Act." All of such information is incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements. The following are incorporated herein by reference in this Report from the indicated pages of the Company's Annual
Report:

                        DESCRIPTION                           PAGE
                        -----------                           -----
(1) Consolidated Balance Sheets at September 30, 1999 and
    1998....................................................  30-31
(2) Consolidated Statements of Income for each of the three
    fiscal years in the period ended September 30, 1999.....     32
(3) Consolidated Statements of Cash Flows for each of the
    three fiscal years in the period ended September 30,
    1999....................................................     33
(4) Consolidated Statements of Changes in Stockholders'
    Equity..................................................  34-35
(5) Notes to Consolidated Financial Statements..............  36-51
(6) Statement of Management Responsibility and Report of
    Independent Accountants relating to the Consolidated
    Financial Statements listed above.......................     52

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

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
 3(a)        -- Certificate of Incorporation of Cabot Corporation
             restated effective October 24, 1983, as amended February 14,
                1985, December 3, 1986, February 19, 1987, November 18,
                1988, November 24, 1995 and March 12, 1996 (incorporated
                herein by reference to Exhibit 3(a) of Cabot's Annual
                Report on Form 10-K for the year ended September 30,
                1996, file reference 1-5667, filed with the Commission on
                December 24, 1996).
 3(b)        -- The By-laws of Cabot Corporation as of January 11, 1991
             (incorporated herein by reference to Exhibit 3(b) of Cabot's
                Annual Report on Form 10-K for the year ended September
                30, 1991, file reference 1-5667, filed with the
                Commission on December 27, 1991).
 4(a)        -- Rights Agreement, dated as of November 10, 1995, between
             Cabot Corporation and The First National Bank of Boston as
                Rights Agent (incorporated herein by reference to Exhibit
                1 of Cabot's Registration Statement on Form 8-A, file
                reference 1-5667, filed with the Commission on November
                13, 1995).
 4(b)(i)     -- Indenture, dated as of December 1, 1987, between Cabot
             Corporation and The First National Bank of Boston, Trustee
                (incorporated herein by reference to Exhibit 4 of
                Amendment No. 1 to Cabot's Registration Statement on Form
                S-3, Registration No. 33-18883, filed with the Commission
                on December 10, 1987).
 4(b)(ii)    -- First Supplemental Indenture dated as of June 17, 1992, to Indenture, dated as of December 1, 1987, between Cabot
                Corporation and The First National Bank of Boston,
                Trustee (incorporated by reference to Exhibit 4.3 of
                Cabot's Registration Statement on Form S-3, Registration
                Statement No. 33-48686, filed with the Commission on June
                18, 1992).

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
 4(b)(iii)   -- Second Supplemental Indenture, dated as of January 31,
             1997, between Cabot Corporation and State Street Bank and
                Trust Company, Trustee (incorporated herein by reference
                to Exhibit 4 of Cabot's Quarterly Report on Form 10-Q for
                the quarterly period ended December 31, 1996, file
                reference 1-5667, filed with the Commission on February
                14, 1997).
 4(b)(iv)    -- Third Supplemental Indenture, dated as of November 20,
             1998, between Cabot Corporation and State Street Bank and
                Trust Company, Trustee (incorporated herein by reference
                to Exhibit 4.1 of Cabot's Current Report on Form 8-K,
                dated November 20, 1998, file reference 1-5667, filed
                with the Commission on November 20, 1998).
10(a)        -- Credit Agreement, dated as of January 3, 1997, among
             Cabot Corporation, the banks listed therein and Morgan
                Guaranty Trust Company of New York, as Agent
                (incorporated herein by reference to Exhibit 10 of
                Cabot's Quarterly Report on Form 10-Q for the quarterly
                period ended March 31, 1997, file reference 1-5667, filed
                with the Commission on May 14, 1997).
10(b)(i)*    -- Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 99 of Cabot's Registration Statement on
                Form S-8, Registration No. 33-28699, filed with the
                Commission on May 12, 1989).
10(b)(ii)*   -- 1996 Equity Incentive Plan (incorporated herein by
             reference to Exhibit 28 of Cabot's Registration Statement on
                Form S-8, Registration No. 333-03683, filed with the
                Commission on May 14, 1996).
10(b)(iii)*  -- 1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot's Quarterly Report on
                Form 10-Q for the quarterly period ended March 31, 1999,
                file reference 1-5667, filed with the Commission on May
                17, 1999).
10(c)        -- Note Purchase Agreement between John Hancock Mutual Life
             Insurance Company, State Street Bank and Trust Company, as
                trustee for the Cabot Corporation Employee Stock
                Ownership Plan, and Cabot Corporation, dated as of
                November 15, 1988 (incorporated by reference to Exhibit
                10(c) of Cabot's Annual Report on Form 10-K for the year
                ended September 30, 1988, file reference 1-5667, filed
                with the Commission on December 29, 1988).
10(d)(i)*    -- Supplemental Cash Balance Plan (incorporated herein by
             reference to Exhibit 10(e)(i) of Cabot's Annual Report on
                Form 10-K for the year ended September 30, 1994, file
                reference 1-5667, filed with the Commission on December
                22, 1994).
10(d)(ii)*   -- Supplemental Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10(e)(ii) of Cabot's Annual
                Report on Form 10-K for the year ended September 30,
                1994, file reference 1-5667, filed with the Commission on
                December 22, 1994).
10(d)(iii)*  -- Supplemental Retirement Incentive Savings Plan
             (incorporated herein by reference to Exhibit 10(e)(iii) of
                Cabot's Annual Report on Form 10-K for the year ended
                September 30, 1994, file reference 1-5667, filed with the
                Commission on December 22, 1994).
10(d)(iv)*   -- Supplemental Employee Benefit Agreement with John G.L.
             Cabot (incorporated herein by reference to Exhibit 10(f) of
                Cabot's Annual Report on Form 10-K for the year ended
                September 30, 1987, file reference 1-5667, filed with the
                Commission on December 28, 1987).
10(d)(v)*    -- Cabot Corporation Deferred Compensation Plan dated
             January 1, 1995 (incorporated herein by reference to Exhibit
                10(e)(v) of Cabot's Annual Report on Form 10-K for the
                year ended September 30, 1995, file reference 1-5667,
                filed with the Commission on December 29, 1995).
10(d)(vi)*   -- Amendment 1997-I to Cabot Corporation Deferred
             Compensation Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot's Annual
                Report on Form 10-K for the year ended September 30,
                1997, file reference 1-5667, filed with the Commission on
                December 24, 1997).

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
10(e)        -- Group Annuity Contract No. GA-6121 between The Prudential
             Insurance Company of America and State Street Bank and Trust
                Company, dated June 28, 1991 (incorporated herein by
                reference to Exhibit 10(h) of Cabot's Annual Report on
                Form 10-K for the year ended September 30, 1991, file
                reference 1-5667, filed with the Commission on December
                27, 1991).
10(f)*       -- Non-employee Directors' Stock Compensation Plan
             (incorporated herein by reference to Exhibit A of Cabot's
                Proxy Statement for its 1992 Annual Meeting of
                Stockholders, file reference 1-5667, filed with the
                Commission on December 27, 1991).
10(g)        -- Agreement for the Sale and Purchase of Liquefied Natural
             Gas and Transportation Agreement, dated April 13, 1976,
                between L'Entreprise Nationale pour la Recherche, la
                Production, le Transport, la Transformation et la
                Commercialisation des Hydrocarbures ("Sonatrach") and
                Distrigas Corporation, and Amendment No. 3 to said
                Agreement, dated February 21, 1988 (incorporated herein
                by reference to Exhibit 10(j) of Cabot's Annual Report on
                Form 10-K for the year ended September 30, 1994, file
                reference 1-5667, filed with the Commission on December
                22, 1994).
10(h)        -- Agreement for the Sale and Purchase of Liquefied Natural
             Gas, dated December 11, 1988, between Sonatrading Amsterdam
                B.V. ("Sonatrading") and Distrigas Corporation and
                Transportation Agreement, dated December 11, 1988,
                between Sonatrach and Distrigas Corporation (incorporated
                herein by reference to Exhibit 10(p) of Cabot's Annual
                Report on Form 10-K for the year ended September 30,
                1989, file reference 1-5667, filed with the Commission on
                December 28, 1989).
10(i)        -- Mutual Assurances Agreements among Cabot Corporation,
             Sonatrach, Distrigas Corporation and Sonatrading dated
                February 21, 1988 and December 11, 1988, respectively
                (incorporated herein by reference to Exhibit 10.1 of
                Cabot's Current Report on Form 8-K dated July 17, 1992,
                file reference 1-5667, filed with the Commission July 17,
                1992).
10(j)(i)     -- Asset Transfer Agreement, dated as of June 13, 1995,
             among Cabot Safety Corporation, Cabot Canada Ltd., Cabot
                Safety Limited, Cabot Corporation, Cabot Safety Holdings
                Corporation and Cabot Safety Acquisition Corporation
                (incorporated herein by reference to Exhibit 2(a) of
                Cabot Corporation's Current Report on Form 8-K, dated
                July 11, 1995, file reference 1-5667, filed with the
                Commission July 26, 1995).
10(j)(ii)    -- Stockholders' Agreement, dated as of July 11, 1995, among
             Vestar Equity Partners, L.P., Cabot CSC Corporation, Cabot
                Safety Holdings Corporation, Cabot Corporation and
                various other parties thereto (incorporated herein by
                reference to Exhibit 2(b) of Cabot Corporation's Current
                Report on Form 8-K, dated July 11, 1995, file reference
                1-5667, filed with the Commission July 26, 1995).
10(k)*       -- Cabot Corporation Senior Management Severance Protection
             Plan, effective January 9, 1998 (incorporated herein by
                reference to exhibit 10(a) of Cabot's Quarterly Report on
                Form 10-Q for the quarterly period ended December 31,
                1997, file reference 1-5667, filed with the Commission
                February 17, 1998).
10(l)*       -- Cabot Corporation Key Employee Severance Protection Plan,
             effective January 9, 1998 (incorporated herein by reference to exhibit 10(b) of Cabot's Quarterly Report on Form 10-Q
                for the quarterly period ended December 31, 1997, file
                reference 1-5667, filed with the Commission February 17,
                1998).
10(m)*       -- Cabot Corporation Short-Term Incentive Compensation Plan
             (incorporated herein by reference to Exhibit 10.2 of Cabot's
                Quarterly Report on Form 10-Q for the quarterly period
                ended March 31, 1999, file reference 1-5667, filed with
                the Commission on May 17, 1999).
12           -- Statement Re: Computation of Ratios of Earnings to Fixed
                Charges, filed herewith.
13           -- Pages 21 through 53 of the 1999 Annual Report to
             Stockholders of Cabot Corporation, a copy of which is
                furnished for the information of the Securities and
                Exchange Commission. Portions of the Annual Report not
                incorporated herein by reference are not deemed "filed"
                with the Commission.

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
21           -- List of Significant Subsidiaries, filed herewith.
23           -- Consent of PricewaterhouseCoopers LLP, filed herewith.
24           -- Power of attorney for signing of this Annual Report on
                Form 10-K, filed herewith.
27.1         -- Financial Data Schedule for fiscal year ended September
             30, 1999, filed herewith.
27.2         -- Restated Financial Data Schedule for fiscal year ended
                September 30, 1998, filed herewith.
27.3         -- Restated Financial Data Schedule for fiscal year ended
                September 30, 1997, filed herewith.

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

Date:  December 29, 1999

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

                    SIGNATURES                                   TITLE                     DATE
                    ----------                                   -----                     ----
               /s/ SAMUEL W. BODMAN                  Director, Chairman of the       December 29, 1999
---------------------------------------------------  Board and Chief Executive
                 SAMUEL W. BODMAN                    Officer (principal executive
                                                     officer)

                         *                           Director and President          December 29, 1999
---------------------------------------------------
                 KENNETT F. BURNES

               /s/ ROBERT L. CULVER                  Executive Vice President and    December 29, 1999
---------------------------------------------------  Chief Financial Officer
                 ROBERT L. CULVER                    (principal financial officer)

              /s/ WILLIAM T. ANDERSON                Controller                      December 29, 1999
---------------------------------------------------  (principal accounting officer)
                WILLIAM T. ANDERSON

                         *                           Director                        December 29, 1999
---------------------------------------------------
                  JANE C. BRADLEY

                         *                           Director                        December 29, 1999
---------------------------------------------------
                  JOHN G.L. CABOT

                         *                           Director                        December 29, 1999
---------------------------------------------------
                 JOHN S. CLARKESON

                         *                           Director                        December 29, 1999
---------------------------------------------------
                ARTHUR L. GOLDSTEIN

                         *                           Director                        December 29, 1999
---------------------------------------------------
                ROBERT P. HENDERSON

                         *                           Director                        December 29, 1999
---------------------------------------------------
                  ARNOLD S. HIATT

                    SIGNATURES                                   TITLE                     DATE
                    ----------                                   -----                     ----
                         *                           Director                        December 29, 1999
---------------------------------------------------
                  GAUTAM S. KAJI

                         *                           Director                        December 29, 1999
---------------------------------------------------
               RODERICK C.G. MACLEOD

                         *                           Director                        December 29, 1999
---------------------------------------------------
                 JOHN H. MCARTHUR

                         *                           Director                        December 29, 1999
---------------------------------------------------
                  JOHN F. O'BRIEN

                         *                           Director                        December 29, 1999
---------------------------------------------------
                  DAVID V. RAGONE

                         *                           Director                        December 29, 1999
---------------------------------------------------
               CHARLES P. SIESS, JR.

                         *                           Director                        December 29, 1999
---------------------------------------------------
                  LYDIA W. THOMAS

                         *                           Director                        December 29, 1999
---------------------------------------------------
                 MARK S. WRIGHTON

             *By: /s/ SARAH W.S. KISH
   ---------------------------------------------
                  SARAH W.S. KISH
                AS ATTORNEY-IN-FACT

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
 3(a)        -- Certificate of Incorporation of Cabot Corporation
             restated effective October 24, 1983, as amended February 14,
                1985, December 3, 1986, February 19, 1987, November 18,
                1988, November 24, 1995 and March 12, 1996 (incorporated
                herein by reference to Exhibit 3(a) of Cabot's Annual
                Report on Form 10-K for the year ended September 30,
                1996, file reference 1-5667, filed with the Commission on
                December 24, 1996).
 3(b)        -- The By-laws of Cabot Corporation as of January 11, 1991
             (incorporated herein by reference to Exhibit 3(b) of Cabot's
                Annual Report on Form 10-K for the year ended September
                30, 1991, file reference 1-5667, filed with the
                Commission on December 27, 1991).
 4(a)        -- Rights Agreement, dated as of November 10, 1995, between
             Cabot Corporation and The First National Bank of Boston as
                Rights Agent (incorporated herein by reference to Exhibit
                1 of Cabot's Registration Statement on Form 8-A, file
                reference 1-5667, filed with the Commission on November
                13, 1995).
 4(b)(i)     -- Indenture, dated as of December 1, 1987, between Cabot
             Corporation and The First National Bank of Boston, Trustee
                (incorporated herein by reference to Exhibit 4 of
                Amendment No. 1 to Cabot's Registration Statement on Form
                S-3, Registration No. 33-18883, filed with the Commission
                on December 10, 1987).
 4(b)(ii)    -- First Supplemental Indenture dated as of June 17, 1992, to Indenture, dated as of December 1, 1987, between Cabot
                Corporation and The First National Bank of Boston,
                Trustee (incorporated by reference to Exhibit 4.3 of
                Cabot's Registration Statement on Form S-3, Registration
                Statement No. 33-48686, filed with the Commission on June
                18, 1992).
 4(b)(iii)   -- Second Supplemental Indenture, dated as of January 31,
             1997, between Cabot Corporation and State Street Bank and
                Trust Company, Trustee (incorporated herein by reference
                to Exhibit 4 of Cabot's Quarterly Report on Form 10-Q for
                the quarterly period ended December 31, 1996, file
                reference 1-5667, filed with the Commission on February
                14, 1997).
 4(b)(iv)    -- Third Supplemental Indenture, dated as of November 20,
             1998, between Cabot Corporation and State Street Bank and
                Trust Company, Trustee (incorporated herein by reference
                to Exhibit 4.1 of Cabot's Current Report on Form 8-K,
                dated November 20, 1998, file reference 1-5667, filed
                with the Commission on November 20, 1998).
10(a)        -- Credit Agreement, dated as of January 3, 1997, among
             Cabot Corporation, the banks listed therein and Morgan
                Guaranty Trust Company of New York, as Agent
                (incorporated herein by reference to Exhibit 10 of
                Cabot's Quarterly Report on Form 10-Q for the quarterly
                period ended March 31, 1997, file reference 1-5667, filed
                with the Commission on May 14, 1997).
10(b)(i)*    -- Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 99 of Cabot's Registration Statement on
                Form S-8, Registration No. 33-28699, filed with the
                Commission on May 12, 1989).
10(b)(ii)*   -- 1996 Equity Incentive Plan (incorporated herein by
             reference to Exhibit 28 of Cabot's Registration Statement on
                Form S-8, Registration No. 333-03683, filed with the
                Commission on May 14, 1996).
10(b)(iii)*  -- 1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot's Quarterly Report on
                Form 10-Q for the quarterly period ended March 31, 1999,
                file reference 1-5667, filed with the Commission on May
                17, 1999).

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
10(c)        -- Note Purchase Agreement between John Hancock Mutual Life
             Insurance Company, State Street Bank and Trust Company, as
                trustee for the Cabot Corporation Employee Stock
                Ownership Plan, and Cabot Corporation, dated as of
                November 15, 1988 (incorporated by reference to Exhibit
                10(c) of Cabot's Annual Report on Form 10-K for the year
                ended September 30, 1988, file reference 1-5667, filed
                with the Commission on December 29, 1988).
10(d)(i)*    -- Supplemental Cash Balance Plan (incorporated herein by
             reference to Exhibit 10(e)(i) of Cabot's Annual Report on
                Form 10-K for the year ended September 30, 1994, file
                reference 1-5667, filed with the Commission on December
                22, 1994).
10(d)(ii)*   -- Supplemental Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10(e)(ii) of Cabot's Annual
                Report on Form 10-K for the year ended September 30,
                1994, file reference 1-5667, filed with the Commission on
                December 22, 1994).
10(d)(iii)*  -- Supplemental Retirement Incentive Savings Plan
             (incorporated herein by reference to Exhibit 10(e)(iii) of
                Cabot's Annual Report on Form 10-K for the year ended
                September 30, 1994, file reference 1-5667, filed with the
                Commission on December 22, 1994).
10(d)(iv)*   -- Supplemental Employee Benefit Agreement with John G.L.
             Cabot (incorporated herein by reference to Exhibit 10(f) of
                Cabot's Annual Report on Form 10-K for the year ended
                September 30, 1987, file reference 1-5667, filed with the
                Commission on December 28, 1987).
10(d)(v)*    -- Cabot Corporation Deferred Compensation Plan dated
             January 1, 1995 (incorporated herein by reference to Exhibit
                10(e)(v) of Cabot's Annual Report on Form 10-K for the
                year ended September 30, 1995, file reference 1-5667,
                filed with the Commission on December 29, 1995).
10(d)(vi)*   -- Amendment 1997-I to Cabot Corporation Deferred
             Compensation Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot's Annual
                Report on Form 10-K for the year ended September 30,
                1997, file reference 1-5667, filed with the Commission on
                December 24, 1997).
10(e)        -- Group Annuity Contract No. GA-6121 between The Prudential
             Insurance Company of America and State Street Bank and Trust
                Company, dated June 28, 1991 (incorporated herein by
                reference to Exhibit 10(h) of Cabot's Annual Report on
                Form 10-K for the year ended September 30, 1991, file
                reference 1-5667, filed with the Commission on December
                27, 1991).
10(f)*       -- Non-employee Directors' Stock Compensation Plan
             (incorporated herein by reference to Exhibit A of Cabot's
                Proxy Statement for its 1992 Annual Meeting of
                Stockholders, file reference 1-5667, filed with the
                Commission on December 27, 1991).
10(g)        -- Agreement for the Sale and Purchase of Liquefied Natural
             Gas and Transportation Agreement, dated April 13, 1976,
                between L'Entreprise Nationale pour la Recherche, la
                Production, le Transport, la Transformation et la
                Commercialisation des Hydrocarbures ("Sonatrach") and
                Distrigas Corporation, and Amendment No. 3 to said
                Agreement, dated February 21, 1988 (incorporated herein
                by reference to Exhibit 10(j) of Cabot's Annual Report on
                Form 10-K for the year ended September 30, 1994, file
                reference 1-5667, filed with the Commission on December
                22, 1994).
10(h)        -- Agreement for the Sale and Purchase of Liquefied Natural
             Gas, dated December 11, 1988, between Sonatrading Amsterdam
                B.V. ("Sonatrading") and Distrigas Corporation and
                Transportation Agreement, dated December 11, 1988,
                between Sonatrach and Distrigas Corporation (incorporated
                herein by reference to Exhibit 10(p) of Cabot's Annual
                Report on Form 10-K for the year ended September 30,
                1989, file reference 1-5667, filed with the Commission on
                December 28, 1989).

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
10(i)        -- Mutual Assurances Agreements among Cabot Corporation,
             Sonatrach, Distrigas Corporation and Sonatrading dated
                February 21, 1988 and December 11, 1988, respectively
                (incorporated herein by reference to Exhibit 10.1 of
                Cabot's Current Report on Form 8-K dated July 17, 1992,
                file reference 1-5667, filed with the Commission July 17,
                1992).
10(j)(i)     -- Asset Transfer Agreement, dated as of June 13, 1995,
             among Cabot Safety Corporation, Cabot Canada Ltd., Cabot
                Safety Limited, Cabot Corporation, Cabot Safety Holdings
                Corporation and Cabot Safety Acquisition Corporation
                (incorporated herein by reference to Exhibit 2(a) of
                Cabot Corporation's Current Report on Form 8-K, dated
                July 11, 1995, file reference 1-5667, filed with the
                Commission July 26, 1995).
10(j)(ii)    -- Stockholders' Agreement, dated as of July 11, 1995, among
             Vestar Equity Partners, L.P., Cabot CSC Corporation, Cabot
                Safety Holdings Corporation, Cabot Corporation and
                various other parties thereto (incorporated herein by
                reference to Exhibit 2(b) of Cabot Corporation's Current
                Report on Form 8-K, dated July 11, 1995, file reference
                1-5667, filed with the Commission July 26, 1995).
10(k)*       -- Cabot Corporation Senior Management Severance Protection
             Plan, effective January 9, 1998 (incorporated herein by
                reference to exhibit 10(a) of Cabot's Quarterly Report on
                Form 10-Q for the quarterly period ended December 31,
                1997, file reference 1-5667, filed with the Commission
                February 17, 1998).
10(l)*       -- Cabot Corporation Key Employee Severance Protection Plan,
             effective January 9, 1998 (incorporated herein by reference to exhibit 10(b) of Cabot's Quarterly Report on Form 10-Q
                for the quarterly period ended December 31, 1997, file
                reference 1-5667, filed with the Commission February 17,
                1998).
10(m)*       -- Cabot Corporation Short-Term Incentive Compensation Plan
             (incorporated herein by reference to Exhibit 10.2 of Cabot's
                Quarterly Report on Form 10-Q for the quarterly period
                ended March 31, 1999, file reference 1-5667, filed with
                the Commission on May 17, 1999).
12           -- Statement Re: Computation of Ratios of Earnings to Fixed
                Charges, filed herewith.
13           -- Pages 21 through 53 of the 1999 Annual Report to
             Stockholders of Cabot Corporation, a copy of which is
                furnished for the information of the Securities and
                Exchange Commission. Portions of the Annual Report not
                incorporated herein by reference are not deemed "filed"
                with the Commission.
21           -- List of Significant Subsidiaries, filed herewith.
23           -- Consent of PricewaterhouseCoopers LLP, filed herewith.
24           -- Power of attorney for signing of this Annual Report on
                Form 10-K, filed herewith.
27.1         -- Financial Data Schedule for fiscal year ended September
             30, 1999, filed herewith.
27.2         -- Restated Financial Data Schedule for fiscal year ended
                September 30, 1998, filed herewith.
27.3         -- Restated Financial Data Schedule for fiscal year ended
                September 30, 1997, filed herewith.

---------------
* Management contract or compensatory plan or arrangement.

     (d) Schedules. The Schedules have been omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.