Form 10-Q
period 1999-12-31
CABOT CORP
filed 2000-02-09
CIK 16040

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

                                DECEMBER 31, 1999

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

                                    YES __X__       NO_____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       AS OF JANUARY 31, 2000, THE COMPANY HAD 67,083,186 SHARES OF COMMON
                   STOCK, PAR VALUE $1 PER SHARE, OUTSTANDING.

                                CABOT CORPORATION

                                      INDEX

Part I.  Financial Information                                                                 Page

         Item 1.    Financial Statements

                    Consolidated Statements of Income
                         Three Months Ended December 31, 1999 and 1998                           3

                    Consolidated Balance Sheets
                         December 31, 1999 and September 30, 1999                                4

                    Consolidated Statements of Cash Flows
                         Three Months Ended December 31, 1999 and 1998                           6

                    Consolidated Statement of Changes in Stockholders' Equity
                         Three Months Ended December 31, 1999                                    7

                    Notes to Consolidated Financial Statements                                   8

         Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                    14

Part II. Other Information

         Item 6.    Exhibits and Reports on Form 8-K                                            17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                CABOT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                         Three Months Ended December 31

                     (In millions, except per share amounts)

                                    UNAUDITED

                                                              1999            1998
                                                              ----            ----
Revenues:
   Net sales and other operating revenues                     $ 493           $ 408
   Interest and dividend income                                   1               1
                                                              -----           -----
      Total revenues                                            494             409
                                                              -----           -----

Costs and expenses:
   Cost of sales                                                357             277
   Selling and administrative expenses                           50              53
   Research and technical service                                15              19
   Interest expense                                              11              11
   Other charges, net                                             1               1
                                                              -----           -----
      Total costs and expenses                                  434             361
                                                              -----           -----

Income before income taxes                                       60              48
Provision for income taxes                                      (21)            (17)
Equity in net income of affiliated companies                      1               2
Minority interest in net income                                  (2)             (1)
                                                              -----           -----

Net income                                                       38              32

Dividends on preferred stock, net of tax benefit                 (1)             (1)
                                                              -----           -----

Net income available to common shares                         $  37           $  31
                                                              =====           =====

Weighted-average common shares outstanding (Note I):
   Basic                                                         64              65
                                                              =====           =====
   Diluted                                                       73              74
                                                              =====           =====

Income per common share (Note I):
   Basic                                                      $0.57           $0.48
                                                              =====           =====
   Diluted                                                    $0.50           $0.43
                                                              =====           =====

Dividends per common share                                    $0.11           $0.11
                                                              =====           =====

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 1999 and September 30, 1999

                                  (In millions)

                                     ASSETS

                                                                     December 31      September 30
                                                                        1999              1999
                                                                     -----------      ------------
                                                                     (Unaudited)
Current assets:
   Cash and cash equivalents                                           $    35           $    35
   Accounts and notes receivable (net of reserve for doubtful
      accounts of $4 and $5)                                               341               321

   Inventories:
      Raw materials                                                         73                72
      Work in process                                                       48                55
      Finished goods                                                       104                96
      Other                                                                 39                36
                                                                       -------           -------
         Total inventories                                                 264               259

   Prepaid expenses                                                         32                27
   Deferred income taxes                                                    15                17
                                                                       -------           -------

Total current assets                                                       687               659
                                                                       -------           -------

Investments:
   Equity                                                                   75                72
   Other                                                                    49                47
                                                                       -------           -------
      Total investments                                                    124               119
                                                                       -------           -------

Property, plant and equipment                                            2,039             2,039
Accumulated depreciation and amortization                               (1,031)           (1,015)
                                                                       -------           -------
   Net property, plant and equipment                                     1,008             1,024
                                                                       -------           -------

Other assets:
   Intangible assets, net of amortization                                   19                20
   Deferred income taxes                                                     5                 6
   Other assets                                                             16                14
                                                                       -------           -------
      Total other assets                                                    40                40
                                                                       -------           -------

Total assets                                                           $ 1,859           $ 1,842
                                                                       =======           =======

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 1999 and September 30, 1999

                     (In millions, except for share amounts)

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                                  December 31      September 30
                                                                                     1999              1999
                                                                                  -----------      ------------
                                                                                  (Unaudited)
Current liabilities:
   Notes payable to banks                                                           $   205           $   186
   Current portion of long-term debt                                                     49                11
   Accounts payable and accrued liabilities                                             249               252
   Deferred income taxes                                                                  1                 1
                                                                                    -------           -------
      Total current liabilities                                                         504               450
                                                                                    -------           -------

Long-term debt                                                                          377               419
Deferred income taxes                                                                    67                68
Other liabilities                                                                       157               167

Commitments and contingencies (Note D)

Minority interest                                                                        32                32

Stockholders' Equity (Note G):
   Preferred Stock:
      Authorized: 2,000,000 shares of $1 par value
      Series A Junior Participating Preferred Stock
         Issued and outstanding:  none
      Series B ESOP Convertible Preferred Stock 7.75% Cumulative                         75                75
         Issued: 75,336 shares (aggregate redemption value of $65 and $65)

   Less cost of shares of preferred treasury stock                                      (18)              (17)

   Common stock:
      Authorized: 200,000,000 shares of $1 par value
         Issued: 67,003,754 and 67,123,892 shares                                        67                67

   Additional paid-in capital                                                            --                 5

   Retained earnings                                                                    763               734

   Unearned compensation                                                                (26)              (30)

   Deferred employee benefits                                                           (58)              (59)

   Notes receivable for restricted stock                                                (25)              (25)

   Accumulated other comprehensive loss (Note H)                                        (56)              (44)
                                                                                    -------           -------

     Total stockholders' equity                                                         722               706
                                                                                    -------           -------

   Total liabilities and stockholders' equity                                       $ 1,859           $ 1,842
                                                                                    =======           =======

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended December 31, 1999 and 1998

                                  (In millions)

                                    UNAUDITED

                                                                                        1999            1998
                                                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                              $  38           $  32
Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
      Depreciation and amortization                                                        32              30
      Deferred tax benefit                                                                  3               1
      Equity in income of affiliated companies,
         net of dividends received                                                         --              (1)
      Other, net                                                                            6               3
      Changes in assets and liabilities, net of the effect of
         the consolidation of equity affiliates:
            Increase in accounts receivable                                               (25)            (26)
            Increase in inventory                                                          (7)            (26)
            Decrease in accounts payable and accruals                                     (15)            (43)
            Increase in prepayments and intangible assets                                  (7)             (4)
            Increase in income taxes payable                                               12               8
            Increase (decrease) in other liabilities                                      (12)             13
            Other, net                                                                     --              (1)
                                                                                        -----           -----

               Cash provided by (used in) operating activities                             25             (14)
                                                                                        -----           -----

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property, plant and equipment                                             (26)            (56)
   Investments                                                                             --              (4)
   Cash from consolidation of equity affiliates                                            --               8
                                                                                        -----           -----

               Cash used in investing activities                                          (26)            (52)
                                                                                        -----           -----

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from long-term debt                                                            --             100
   Repayments of long-term debt                                                            (2)             (2)
   Increase (decrease) in short-term debt                                                  20             (20)
   Purchases of preferred and common stock                                                 (7)            (26)
   Sales and issuances of preferred and common stock                                        1               1
   Cash dividends paid to stockholders                                                     (9)             (8)
                                                                                        -----           -----

               Cash provided by financing activities                                        3              45
                                                                                        -----           -----

Effect of exchange rate changes on cash                                                    (2)             --
                                                                                        -----           -----

Decrease in cash and cash equivalents                                                      --             (21)

Cash and cash equivalents at beginning of period                                           35              40
                                                                                        -----           -----

Cash and cash equivalents at end of period                                              $  35           $  19
                                                                                        =====           =====

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      Three Months Ended December 31, 1999

                                  (In millions)

                                    UNAUDITED

                                           ------------------------------------------------------------------
                                                                                                Accumulated
                                                       Preferred         Additional                Other
                                            Preferred  Treasury  Common   Paid-in    Retained  Comprehensive
                                              Stock      Stock    Stock   Capital    Earnings      Loss
                                           ------------------------------------------------------------------
Balance at September 30, 1999                 $ 75       $(17)    $ 67      $  5       $734        $(44)
                                           ------------------------------------------------------------------
Net income                                                                               38
Foreign currency translation adjustments                                                            (13)
Change in unrealized gain on available-for-
     sale securities                                                                                  1
                                           ------------------------------------------------------------------
Total comprehensive income
                                           ------------------------------------------------------------------
Common dividends paid                                                                    (8)
Issuance of stock under employee
     compensation plans, net of tax benefit                                    1
Issuance of common stock to CRISP
Purchase and retirement of common stock                                       (6)
Purchase of treasury stock - preferred                     (1)
Preferred dividends paid to Employee
     Stock Ownership Plan, net of tax                                                    (1)
Principal payment by Employee Stock
     Ownership Plan under guaranteed loan
Amortization of unearned compensation
                                           ------------------------------------------------------------------
Balance at December 31, 1999                  $ 75       $(18)    $ 67      $ --       $763        $(56)
                                           ==================================================================


                                           ---------------------------------------------------------------------
                                                                         Notes
                                                          Deferred    Receivable       Total           Total
                                              Unearned    Employee  for Restricted  Stockholders'  Comprehensive
                                            Compensation  Benefits       Stock         Equity         Income
                                           ---------------------------------------------------------------------
Balance at September 30, 1999                   $(30)       $(59)        $(25)          $706
                                           -------------------------------------------------
Net income                                                                                             $ 38
Foreign currency translation adjustments                                                                (13)
Change in unrealized gain on available-for-
     sale securities                                                                                      1
                                           -------------------------------------------------           ----
Total comprehensive income                                                                             $ 26
                                           -------------------------------------------------           ====
Common dividends paid
Issuance of stock under employee
     compensation plans, net of tax benefit
Issuance of common stock to CRISP
Purchase and retirement of common stock
Purchase of treasury stock - preferred
Preferred dividends paid to Employee
     Stock Ownership Plan, net of tax
Principal payment by Employee Stock
     Ownership Plan under guaranteed loan                      1
Amortization of unearned compensation              4
                                           -------------------------------------------------
Balance at December 31, 1999                    $(26)       $(58)        $(25)          $722
                                           =================================================

                                CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                    UNAUDITED

A.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Cabot Corporation and majority-owned and controlled U.S. and non-U.S. subsidiaries ("Cabot"). Investments in 20 to 50 percent owned affiliates are accounted for on the equity method. Intercompany transactions have been eliminated.

     The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot's Form 10-K for the year ended September 30, 1999.

     The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 1999 and 1998. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

B.   SPECIAL ITEMS AND BUSINESS DEVELOPMENTS

     During fiscal 1999, Cabot began implementation of initiatives to reduce costs and improve operating efficiencies. In connection with these efforts, in fiscal 1999 Cabot recorded a $26 million charge for capacity utilization and cost reduction initiatives. These Chemicals Group charges included $16 million for severance and termination benefits for approximately 265 employees, of which $7 million was paid out in 1999, and a charge of $10 million for the retirement of certain long-lived plant assets, primarily at the Australian carbon black facility and European plastics masterbatch operations. An additional $6 million for severance and termination benefits was paid out in the first quarter of fiscal 2000. Cabot expects these initiatives to be substantially completed by the end of fiscal 2000.

     During 1996, Cabot acquired an 80% ownership interest in P.T. Continental Carbon Indonesia ("PTCCI"), an Indonesian carbon black plant located in Merak, Indonesia. During 1998, the financial and economic circumstances in Indonesia and the region resulted in a significant decline in demand for carbon black. As a result, management halted production at this plant. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets", Cabot recognized in the third quarter of 1998 an impairment loss of $60 million for the difference between the carrying value of PTCCI's long-lived assets of $77 million and the estimated fair value. The charge related to the Chemicals Group consisted of $34 million for property, plant and equipment and other assets and $26 million for goodwill and other intangible assets. Cabot has continued to maintain the idled facility and has recently begun assessing demand for carbon black in the region and has initiated the customer reapproval process with plans for restarting production.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1999
                                    UNAUDITED

C.   RECLASSIFICATION

     Certain amounts were reclassified in fiscal 1999 to reflect changes in Cabot's organization during the year and to conform to the fiscal 2000 presentation.

D.   COMMITMENTS AND CONTINGENCIES

     During January 2000, Cabot entered into a sales agreement to provide natural gas to a customer in North America. The contract is designed to provide the customer with 70 billion cubic feet of vaporized natural gas per year at prevailing market prices expiring in 2020.

E.   LNG COMMODITIES

     Cabot is exposed to natural gas price fluctuations that can affect its sales revenues and supply costs. Cabot, from time to time, enters into commodity futures contracts, commodity price swaps, and/or option contracts to hedge a portion of firmly committed and anticipated transactions against such natural gas price fluctuations. Cabot monitors its exposure to ensure overall effectiveness of its hedge positions.

     As of December 31, 1999, the notional principal amount for the commodity futures contracts, commodity price swaps, and option contracts was $98 million, maturing through August 2000. For the first quarter of fiscal 2000, Cabot realized losses associated with the hedging activity of $1 million.

F.   INTEREST RATE SWAPS

     Cabot maintains a percentage of fixed and variable rate debt within defined parameters. Cabot uses interest rate swaps to hedge its exposure on fixed and variable rate debt positions. During the first quarter of fiscal 2000 the fixed interest rate on the $100 million notional principal amount of the then remaining two interest rate swap agreements was 7.4%.

     During the first quarter of fiscal 2000, Cabot settled one of its remaining two interest rate swaps. The cost associated with this settlement was approximately $1 million and will be amortized over the remaining eight year life of the hedged debt positions. As of December 31, 1999, the notional principal amount of the remaining interest rate swap agreement was $50 million, expiring in 2007. For the first quarter of fiscal 2000, the gains or losses in interest income or expense associated with these agreements was immaterial.

     In January 2000, Cabot settled the remaining interest rate swap. The cost associated with this settlement was immaterial.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1999

          (Preferred shares in thousands and common shares in millions)

                                    UNAUDITED

G.   STOCKHOLDERS' EQUITY

     The following table summarizes the changes in shares of stock for the three months ended December 31:

                                                                            1999
                                                                            ----
       PREFERRED STOCK
         Balance at September 30, 1999                                       75
                                                                            ===
         Balance at December 31, 1999                                        75
                                                                            ===

       PREFERRED TREASURY STOCK
         Balance at September 30, 1999                                       10
         Purchased preferred treasury stock                                   1
                                                                            ---
         Balance at December 31, 1999                                        11
                                                                            ===

       COMMON STOCK
         Balance at September 30, 1999                                       67
         Issued common stock                                                 --
         Purchased and retired common stock                                  --
                                                                            ---
         Balance at December 31, 1999                                        67
                                                                            ===

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1999

                                  (In millions)

                                    UNAUDITED

H.   COMPREHENSIVE INCOME

     The pre-tax, tax, and after-tax effects of the components of other comprehensive loss for the three months ended December 31 are shown below:

                                                                 Pre-tax         Tax          After-tax
                                                                 -------         ---          ---------
        1999
        Foreign currency translation adjustments                  $(13)          $ --           $(13)
        Unrealized holding gain arising during period on
           marketable equity securities                              2             (1)             1
                                                                  ----           ----           ----
        Other comprehensive loss                                  $(11)          $ (1)          $(12)
                                                                  ====           ====           ====



     The balance of related after-tax components comprising accumulated other comprehensive loss as of December 31 is summarized below:

                                                                   1999
                                                                   ----

        Foreign currency translation adjustment                   $(60)
        Unrealized gain on marketable equity securities              4
                                                                  -----
        Accumulated other comprehensive loss                      $(56)
                                                                  =====

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1999

                     (In millions, except per share amounts)

                                    UNAUDITED

I.   EARNINGS PER SHARE

     Basic and diluted earnings per share ("EPS") were calculated for the three months ended December 31 as follows:

                                                                                            1999           1998
                                                                                            ----           ----
         BASIC EPS
            Income available to common shares (numerator)                                   $  37          $  31
                                                                                            =====          =====

            Weighted-average common shares outstanding                                         67             67
            Less:  Contingently issuable shares                                                (3)            (2)
                                                                                            -----          -----

            Adjusted weighted-average shares (denominator)                                     64             65
                                                                                            =====          =====

            Basic EPS                                                                       $0.57          $0.48
                                                                                            =====          =====

         DILUTED EPS
            Income available to common shares                                               $  37          $  31
            Dividends on preferred stock                                                        1              1
            Less:  Income effect of assumed conversion of preferred stock                      (1)            (1)
                                                                                            -----          -----

            Income available to common shares plus assumed conversions (numerator)          $  37          $  31
                                                                                            =====          =====

            Weighted-average common shares outstanding                                         67             67
            Effect of dilutive securities:  Stock-based compensation(1)                         6              7
                                                                                            -----          -----

            Adjusted weighted-average shares (denominator)                                     73             74
                                                                                            =====          =====

            Diluted EPS                                                                     $0.50          $0.43
                                                                                            =====          =====

(1) Of the options to purchase shares of common stock outstanding at December 31, 1999, 1 million shares were not included in the computation of diluted EPS because those options' exercise price was greater than the average market price of the common shares.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1999

                                  (In millions)

                                    UNAUDITED

J.   FINANCIAL INFORMATION BY SEGMENT

     The framework for segment reporting is intended to give analysts and other financial statement users a view of Cabot "through the eyes of management". It designates Cabot's internal management reporting structure as the basis for determining Cabot's reportable segments, as well as the basis for determining the information to be disclosed for those segments. The following table provides financial information by segment for the three months ended December 31:

------------------------------------------------------------------------------------------------------------------------------------
                                                                              MICRO-
                                            CHEMICALS PERFORMANCE SPECIALTY ELECTRONICS  LIQUEFIED  SEGMENT UNALLOCATED CONSOLIDATED
                                              GROUP    MATERIALS    FLUIDS   MATERIALS  NATURAL GAS  TOTAL   AND OTHER     TOTAL
                                            --------- ----------- --------- ----------- ----------- ------- ----------- ------------
1999
Net sales and other operating revenues(1)(2)  $322       $ 51       $  4       $ 35         $102     $514      $(21)        $493
Profit (loss) before taxes(3)                 $ 53       $  8       $ (2)      $  9         $  4     $ 72      $(12)        $ 60

------------------------------------------------------------------------------------------------------------------------------------

1998
Net sales and other operating revenues(1)(2)  $298       $ 47       $  3       $ 21         $ 54     $423      $(15)        $408
Profit (loss) before taxes(3)                 $ 49       $  5       $ --       $  4         $  2     $ 60      $(12)        $ 48
------------------------------------------------------------------------------------------------------------------------------------



     Unallocated and other net sales and other operating revenues includes the following:

-----------------------------------------------------------------------------
                                                      1999              1998
                                                      ----              ----
     Equity affiliate sales                          $ (20)            $ (16)
     Royalties paid by equity affiliates                 1                 2
     Interoperating segment revenues                    (2)               (1)
                                                     -----             -----
          Total                                      $ (21)            $ (15)
                                                     ======            ======
-----------------------------------------------------------------------------


     Unallocated and other profit (loss) before taxes includes the following:

-----------------------------------------------------------------------------
                                                      1999              1998
                                                      ----              ----
     Interest expense                                $ (11)            $ (11)
     General unallocated income (expense)(4)            --                 1
     Equity in net income of affiliated companies       (1)               (2)
                                                     -----             -----
          Total                                      $ (12)            $ (12)
                                                     ======            ======
-----------------------------------------------------------------------------


(1) Net sales for certain operating segments within Chemicals Group include 100% of equity affiliate sales. Specialty Fluids sales include transfers of ore to Performance Materials at market-based prices.
(2) Unallocated and other reflects an adjustment for equity affiliate sales and interoperating segment revenues and includes royalties paid by equity affiliates.
(3) Segment profit is a measure used by Cabot's chief operating decision-makers to measure consolidated operating results and assess segment performance. It includes equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest, and corporate governance costs, and excludes foreign currency transaction gains (losses), interest income (expense) and dividend income.
(4) General unallocated income (expense) includes foreign currency transaction gains and (losses), interest income (expense), and dividend income and reflects an adjustment for minority interest.

                                CABOT CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

I. RESULTS OF OPERATIONS

Sales and operating profit by segment are shown in Footnote J to the Consolidated Financial Statements.

THREE MONTHS ENDED DECEMBER 31, 1999 VERSUS
THREE MONTHS ENDED DECEMBER 31, 1998

Net income for the first quarter of fiscal 2000 was $38 million ($0.50 per diluted common share), compared to $32 million ($0.43 per diluted common share) in the same quarter a year ago. Sales increased 21% to $493 million from $408 million last year. Operating profit increased $12 million to $72 million from $60 million last year. The increase in earnings is attributable to improved volumes in all of the Company's businesses combined with significant cost reduction efforts, which more than offset the effects of higher feedstock costs and a stronger U.S. dollar.

Sales for the Chemicals Group, which includes the carbon black, plastics, fumed silica and inkjet colorants businesses, increased 8% to $322 million from $298 million last year. Higher volumes and selling prices increased sales 13% and 1%, respectively. Negative effects of a stronger U.S. dollar reduced sales by 6%. Operating profit increased 8% to $53 million.

Carbon black sales increased 5% due to higher volumes and slightly improved selling prices, partially offset by negative effects of a stronger U.S. dollar. The carbon black business experienced higher volumes in all regions, most notably in South America and Asia Pacific. Carbon black also benefited from cost reduction initiatives announced last July. Reductions in selling and administrative and, to a lesser extent, conversion and research and development costs improved operating profit by approximately $13 million. The significant increase in oil prices, however, caused average feedstock costs to increase approximately 25%, or $19 million, quarter-over-quarter. Overall, improved volumes and reduced costs offset higher feedstock and negative currency effects, causing a 6% improvement in operating profit.

Plastics sales increased 16%. The price of thermoplastics resins has increased rapidly during the last nine months. Such price fluctuations are not unusual in the plastics industry, but the temporary effect has been to cause customers to increase their inventories and, hence, to increase the sales volumes for this business. The greater volumes and new business activity increased sales 24%. Lower selling prices reduced sales by 1%. Negative effects of a stronger U.S. dollar reduced sales by 7%. Significant volume improvement and manufacturing cost reductions more than offset the increase in polymer and carbon black feedstock costs, resulting in an operating profit improvement of 53%.

Fumed silica sales increased 11% on 10% greater volumes. Selling prices were slightly higher in the first quarter of fiscal 2000 versus the first quarter of last year. Volume improvements, driven mainly by increased sales to Dow Corning, were offset by increased operating costs related to the Company's new fumed silica plant in Midland, Michigan, causing slightly lower operating profit compared with last year's first quarter.

The Company's inkjet colorants business reported slightly improved operating profit in the form of reduced losses.

Performance Materials sales were $51 million in the first quarter of fiscal 2000 compared with $47 million in 1999. Operating profit increased 60% largely due to improved volumes driven by increased demand for tantalum capacitors from the telecommunications and electronics industries.

Specialty Fluids sales in the first quarter were $4 million versus $3 million last year. This business focuses on commercializing cesium formate drilling and completion fluids for oil and gas wells, however, sales to date have been generated primarily from the production and sale of spodumene and tantalum. As of the end of the first

                                CABOT CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

quarter, cesium formate was used successfully in three North Sea completion operations. Each trial completion operation was performed for a different major oil company. The cost of cesium formate trials reduced operating profit by $2 million. Additional trials are expected as interest in cesium formate continues to grow. In addition, management plans to re-open its cesium formate plant during the second quarter of fiscal 2000. Production was suspended in the fourth quarter of fiscal 1999 because of the large inventory built for initial testing.

Microelectronics Materials (MMD) sales increased almost 70% to $35 million from $21 million last year. Strength in demand and broader use by the semiconductor industry of the chemical mechanical planarization process caused volumes to grow 48%. Higher average selling prices improved sales 22%. Operating profit increased to $9 million primarily due to improved volumes and increased use of higher-value new products, offset somewhat by increased selling, technical, and administrative expenses.

Sales for Liquefied Natural Gas (LNG) were $102 million in the first quarter compared with $54 million last year. LNG volumes doubled primarily due to the new Trinidad supply. Additionally, LNG experienced modestly higher year-to-year selling prices. Improved volumes caused operating profit to increase to $4 million from $2 million last year. Two events, however, reduced operating profit by approximately $5 million more than expected. First, the new Berkshire power plant, a large new customer with which Cabot recently signed a long-term supply contract, did not come on line in October 1999 as scheduled. Cabot began deliveries under the contract during December 1999. Second, Cabot incurred approximately $2.5 million of costs, net, related to a bearing failure in the Matthew.

Research and technical service spending was $15 million for the first quarter, down 21% from $19 million in the first quarter of last year. The decrease reflected reduced spending in the Chemicals Group. Selling and administrative expenses were $50 million in the first quarter versus $53 million last year. The decrease reflects cost improvement efforts across Cabot's businesses.

The Company's effective tax rate was 36% for the quarters ended December 31, 1999 and 1998.

II. CASH FLOWS AND LIQUIDITY

During the first three months of the year the Company's operations provided $25 million of cash compared to using $14 million of cash during last year's first quarter.

Capital spending for the first three months of the year was $26 million. The major components of the fiscal 2000 capital program include maintenance and replacement projects, MMD plant expansion and expansion of vaporization capacity at the Company's LNG terminal in Everett, Massachusetts.

On January 14, 2000, Cabot's Board of Directors authorized the repurchase of 4 million shares of the Company's common stock, superseding prior authorizations. During the first three months of fiscal 2000, the Company purchased approximately 0.3 million shares of common stock.

Cabot's ratio of total debt (including short-term debt net of cash) to capital was 44% at both September 30 and December 31, 1999.

Cabot maintains a credit arrangement under which it may borrow up to $300 million at floating rates. As of December 31, 1999, the Company had $205 million of available borrowing capacity and no borrowing outstanding under this arrangement. The facility is available through January 3, 2002. Management expects cash from operations and present financing arrangements, including Cabot's unused line of credit and shelf registration, to be sufficient to meet the Company's cash requirements for the foreseeable future.

                                CABOT CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

III. YEAR 2000 READINESS DISCLOSURE

In anticipation of the January 1, 2000 date change, Cabot developed and implemented a Year 2000 plan to address possible Year 2000 disruptions. During the December 31, 1999 to January 1, 2000 date change, Cabot monitored its operations and computer systems. Minor problems with some dates on isolated computer generated reports occurred and were corrected. Cabot will monitor its operations and computer systems during the leap year date changes from February 28, 2000 through March 1, 2000.

The cost of implementing system and program changes necessary to address Year 2000 issues did not have a material effect on Cabot's results of operations or financial condition. Cabot identified Year 2000 expenses as costs incurred specifically to modify hardware or software to be Year 2000 compliant where such modifications did not add any other functionality. Cabot considered the vast majority of its projects over the last year to be part of its ongoing global business system renewal initiatives. Cabot recognizes that a benefit of those initiatives was Year 2000 compliance. However, those initiatives were not undertaken primarily for Year 2000 compliance and, therefore, were not treated as Year 2000 costs. Specific Year 2000 compliance efforts were supported by a reallocation of existing information technology and human resources. Cabot did not separately track all costs associated with employees working on Year 2000 projects. In addition to the global business system renewal efforts, Cabot budgeted and spent approximately $2 million during fiscal 1999 and the first quarter of fiscal 2000 on direct Year 2000 remediation efforts.

Although Cabot believes that its Year 2000 plan successfully eliminated potential problems associated with the Year 2000 date change, it cannot guarantee that the plans, work and funds expended corrected all Year 2000 errors or that the information systems will not generate Year 2000 errors in the future, particularly when operating with third party computer systems or data. To date Cabot has not experienced any material disruptions resulting from third parties' Year 2000 problems. Cabot cannot, however, predict reliably the effect any such future disruptions may have on Cabot, its operations or financial condition.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

          Exhibit
          Number                             Description
          -------                            -----------

           27.1                              Financial Data Schedule for the period ended December 31, 1999, filed herewith. (Not included with printed copy of the Form 10-Q.)

           27.2                              Restated Financial Data Schedule for the period ended December 31,
                                             1998, filed herewith.  (Not included with printed copy of the Form
                                             10-Q.)

     (b)  REPORTS ON FORM 8-K

          No report on Form 8-K was filed by the Company during the three months ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CABOT CORPORATION



Date: February 9, 2000                    /s/ Robert L. Culver
                                          ------------------------------------
                                          Robert L. Culver
                                          Executive Vice President and
                                          Chief Financial Officer


Date: February 9, 2000                    /s/ William T. Anderson
                                          ------------------------------------
                                          William T. Anderson
                                          Controller
                                          (Chief Accounting Officer)