Form 10-Q
period 2000-03-31
CABOT CORP
filed 2000-05-15
CIK 16040

                                    FORM 10-Q

                           --------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                 MARCH 31, 2000

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

        AS OF MAY 10, 2000, THE COMPANY HAD 67,053,353 SHARES OF COMMON
               STOCK, PAR VALUE $1 PER SHARE, OUTSTANDING.

                               CABOT CORPORATION

                                      INDEX


Part I.  Financial Information                                              Page
                                                                            ----
         Item 1.  Financial Statements

                  Consolidated Statements of Income
                       Three Months Ended March 31, 2000 and 1999            3

                  Consolidated Statements of Income
                       Six Months Ended March 31, 2000 and 1999              4

                  Consolidated Balance Sheets
                       March 31, 2000 and September 30, 1999                 5

                  Consolidated Statements of Cash Flows
                       Six Months Ended March 31, 2000 and 1999              7

                  Consolidated Statement of Changes in Stockholders'
                       Equity Six Months Ended March 31, 2000                8

                  Notes to Consolidated Financial Statements                 9

         Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                  19

Part II. Other Information

         Item 4.  Submission of Matters to a Vote of Stockholders           23

         Item 6.  Exhibits and Reports on Form 8-K                          24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                CABOT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           Three Months Ended March 31

                     (In millions, except per share amounts)

                                    UNAUDITED


                                                               2000        1999
                                                              -----       -----
Revenues:
   Net sales and other operating revenues                     $ 534       $ 435
   Interest and dividend income                                   2           1
                                                              -----       -----
      Total revenues                                            536         436
                                                              -----       -----
Costs and expenses:
   Cost of sales                                                393         308
   Selling and administrative expenses                           53          52
   Research and technical service                                15          19
   Interest expense                                              12          12
   Gain on sale of equity securities (Note E)                    --          (5)
   Other charges, net                                            --           3
                                                              -----       -----
      Total costs and expenses                                  473         389
                                                              -----       -----
Income before income taxes                                       63          47
Provision for income taxes                                      (23)        (17)
Equity in net income of affiliated companies                      2           4
Minority interest in net income                                  (1)         (1)
                                                              -----       -----
Net income                                                       41          33

Dividends on preferred stock, net of tax benefit                 (1)         (1)
                                                              -----       -----

Net income available to common shares                         $  40       $  32
                                                              =====       =====

Weighted-average common shares outstanding (Note J):
   Basic                                                         64          64
                                                              =====       =====
   Diluted                                                       73          73
                                                              =====       =====

Income per common share (Note J):
   Basic                                                      $0.63       $0.51
                                                              =====       =====
   Diluted                                                    $0.57       $0.45
                                                              =====       =====

Dividends per common share                                    $0.11       $0.11
                                                              =====       =====

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            Six Months Ended March 31

                     (In millions, except per share amounts)

                                    UNAUDITED


                                                           2000         1999
                                                          ------       -----
Revenues:
   Net sales and other operating revenues                 $1,026       $ 843
   Interest and dividend income                                4           2
                                                          ------       -----
      Total revenues                                       1,030         845
                                                          ------       -----

Costs and expenses:
   Cost of sales                                             750         585
   Selling and administrative expenses                       103         105
   Research and technical service                             30          39
   Interest expense                                           23          23
   Gain on sale of equity securities (Note E)                 --          (5)
   Other charges, net                                          1           3
                                                          ------       -----
      Total costs and expenses                               907         750
                                                          ------       -----

Income before income taxes                                   123          95
Provision for income taxes                                   (44)        (34)
Equity in net income of affiliated companies                   3           6
Minority interest in net income                               (3)         (2)
                                                          ------       -----

Net income                                                    79          65

Dividends on preferred stock, net of tax benefit              (2)         (2)
                                                          ------       -----

Net income available to common shares                     $   77       $  63
                                                          ======       =====

Weighted-average common shares outstanding (Note J):
   Basic                                                      64          64
                                                          ======       =====
   Diluted                                                    73          73
                                                          ======       =====

Income per common share (Note J):
   Basic                                                  $ 1.20       $0.99
                                                          ======       =====
   Diluted                                                $ 1.07       $0.88
                                                          ======       =====

Dividends per common share                                $ 0.22       $0.22
                                                          ======       =====

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and September 30, 1999

                                  (In millions)

                                     ASSETS


                                                       March 31    September 30
                                                         2000          1999
                                                     -----------   ------------
                                                     (Unaudited)
Current assets:
   Cash and cash equivalents                          $    53       $    35
   Accounts and notes receivable (net of reserve
      for doubtful accounts of $4 and $5)                 377           321

   Inventories:
      Raw materials                                        76            72
      Work in process                                      45            55
      Finished goods                                       92            91
      Other                                                34            41
                                                      -------       -------
         Total inventories                                247           259

   Prepaid expenses                                        41            27
   Deferred income taxes                                   13            17
                                                      -------       -------

Total current assets                                      731           659
                                                      -------       -------

Investments:
   Equity                                                  78            72
   Other                                                   48            47
                                                      -------       -------
      Total investments                                   126           119
                                                      -------       -------

Property, plant and equipment                           2,020         2,039
Accumulated depreciation and amortization              (1,027)       (1,015)
                                                      -------       -------
   Net property, plant and equipment                      993         1,024
                                                      -------       -------

Other assets:
   Intangible assets, net of amortization                  18            20
   Deferred income taxes                                    5             6
   Other assets                                            22            14
                                                      -------       -------
      Total other assets                                   45            40
                                                      -------       -------

Total assets                                          $ 1,895       $ 1,842
                                                      =======       =======


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and September 30, 1999

                     (In millions, except for share amounts)

                       LIABILITIES & STOCKHOLDERS' EQUITY


                                                          March 31    September 30
                                                            2000          1999
                                                         ----------   ------------
                                                        (Unaudited)
Current liabilities:
   Notes payable to banks                                  $  198       $  186
   Current portion of long-term debt                           47           11
   Accounts payable and accrued liabilities                   254          252
   Deferred income taxes                                        1            1
                                                           ------       ------
      Total current liabilities                               500          450
                                                           ------       ------

Long-term debt                                                391          419
Deferred income taxes                                          70           68
Other liabilities                                             157          167

Commitments and contingencies (Note D)

Minority interest                                              31           32

Stockholders' Equity (Note H):
   Preferred Stock:
      Authorized:  2,000,000 shares of $1 par value
      Series A Junior Participating Preferred Stock
         Issued and outstanding:  none
      Series B ESOP Convertible Preferred Stock 7.75%
         Cumulative
         Issued:  75,336 shares (aggregate                     75           75
         redemption value of $64 and $65)

   Less cost of shares of preferred treasury stock            (19)         (17)

   Common stock:
      Authorized:  200,000,000 shares of $1 par value
         Issued:  66,977,766 and 67,123,892 shares             67           67

   Additional paid-in capital                                  --            5

   Retained earnings                                          793          734

   Unearned compensation                                      (20)         (30)

   Deferred employee benefits                                 (57)         (59)

   Notes receivable for restricted stock                      (24)         (25)

   Accumulated other comprehensive loss (Note I)              (69)         (44)
                                                           ------       ------

     Total stockholders' equity                               746          706
                                                           ------       ------

   Total liabilities and stockholders' equity              $1,895       $1,842
                                                           ======       ======

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended March 31, 2000 and 1999

                                  (In millions)

                                    UNAUDITED


                                                                    2000        1999
                                                                   -----       -----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                         $  79       $  65
Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
      Depreciation and amortization                                   64          62
      Deferred tax benefit                                             7          (3)
      Equity in income of affiliated companies,
         net of dividends received                                    (2)         (4)
      Gain on sale of equity securities                               --          (5)
      Other, net                                                      10           6
      Changes in assets and liabilities, net of the effect of
         the consolidation of equity affiliates:
            Increase in accounts receivable                          (66)        (39)
            (Increase) decrease in inventory                           7         (33)
            Decrease in accounts payable and accruals                (13)        (48)
            Increase in prepayments and intangible assets            (16)         (1)
            Increase in income taxes payable                          12           8
            Increase (decrease) in other liabilities                 (12)         10
            Other, net                                                 2          (1)
                                                                   -----       -----

               Cash provided by operating activities                  72          17
                                                                   -----       -----

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property, plant and equipment                        (53)        (80)
   Investments                                                        --          (5)
   Cash from consolidation of equity affiliates                       --           8
   Proceeds from sale of equity securities                            --           9
   Proceeds from sale of property, plant and equipment                 1          --
                                                                   -----       -----

               Cash used in investing activities                     (52)        (68)
                                                                   -----       -----

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from long-term debt                                       17         102
   Repayments of long-term debt                                       (7)         (8)
   Increase (decrease) in short-term debt                             14         (26)
   Purchases of preferred and common stock                           (12)        (30)
   Sales and issuances of preferred and common stock                   3           4
   Cash dividends paid to stockholders                               (16)        (16)
   Repayments of notes receivable for restricted stock                 2          --
                                                                   -----       -----

               Cash provided by financing activities                   1          26
                                                                   -----       -----

Effect of exchange rate changes on cash                               (3)         (2)
                                                                   -----       -----

Increase (decrease) in cash and cash equivalents                      18         (27)

Cash and cash equivalents at beginning of period                      35          40
                                                                   -----       -----

Cash and cash equivalents at end of period                         $  53       $  13
                                                                   =====       =====

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         Six Months Ended March 31, 2000

                                  (In millions)

                                    UNAUDITED


                                                                                                      Accumulated
                                                         Preferred            Additional                Other
                                             Preferred    Treasur    Common    Paid-in     Retained  Comprehensive     Unearned
                                               Stock      Stock       Stock    Capital     Earnings     Loss         Compensation
                                             ---------   ---------   ------   ----------   --------  -------------   ------------

Balance at September 30, 1999                  $ 75        $(17)       $ 67     $  5          $734        $(44)         $(30)
                                               ----        ----        ----     ----          ----        ----          ----
Net income                                                                                      79
Foreign currency translation adjustments                                                                   (26)
Change in unrealized gain on available-for-
     sale securities                                                                                         1
                                               ----        ----        ----     ----          ----        ----          ----
Total comprehensive income
                                               ----        ----        ----     ----          ----        ----          ----
Common dividends paid                                                                          (15)
Issuance of stock under employee
     compensation plans, net of tax benefit                               1        1                                       2
Issuance of common stock to CRISP
Purchase and retirement of common stock                                  (1)      (6)           (4)
Purchase of treasury stock - preferred                      (2)
Preferred dividends paid to Employee
     Stock Ownership Plan, net of tax                                                           (1)
Principal payment by Employee Stock
     Ownership Plan under guaranteed loan
Amortization of unearned compensation                                                                                      8
Note Receivable - Forfeitures
                                               ----        ----        ----     ----          ----        ----          ----
Balance at March 31, 2000                      $ 75       $(19)        $ 67     $ --          $793        $(69)         $(20)
                                               ====       ====         ====     ====          ====        ====          ====




                                                                    Notes
                                                   Deferred       Receivable        Total           Total
                                                   Employee      for Restricted   Stockholder'   Comprehensive
                                                   Benefits         Stock           Equity          Income
                                                   --------      --------------   ------------   -------------

Balance at September 30, 1999                        $(59)        $(25)              $706
                                                     ----         ----               ----             ----
Net income                                                                                            $ 79
Foreign currency translation adjustments                                                               (26)
Change in unrealized gain on available-for-
     sale securities                                                                                     1
                                                     ----         ----               ----             ----
Total comprehensive income                                                                            $ 54
                                                     ----         ----               ----             ====
Common dividends paid
Issuance of stock under employee
     compensation plans, net of tax benefit
Issuance of common stock to CRISP
Purchase and retirement of common stock
Purchase of treasury stock - preferred
Preferred dividends paid to Employee
     Stock Ownership Plan, net of tax
Principal payment by Employee Stock
     Ownership Plan under guaranteed loan               2
Amortization of unearned compensation
Note Receivable - Forfeitures                                        1
                                                     ----         ----               ----
Balance at March 31, 2000                            $(57)        $(24)              $746
                                                     ====         ====               ====


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                    UNAUDITED

A.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Cabot Corporation and majority-owned and controlled U.S. and non-U.S. subsidiaries (Cabot). Investments in 20 to 50 percent owned affiliates are accounted for on the equity method. Intercompany transactions have been eliminated.

         The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot's Form 10-K for the year ended September 30, 1999.

         The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 2000 and 1999. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

B.       SPECIAL ITEMS AND BUSINESS DEVELOPMENTS

         During fiscal 1999, Cabot began implementation of initiatives to reduce costs and improve operating efficiencies. In connection with these efforts, in fiscal 1999 Cabot recorded a $26 million charge for capacity utilization and cost reduction initiatives. These Chemical Businesses charges included $16 million for severance and termination benefits for approximately 265 employees, of which $7 million was paid out in 1999, and a charge of $10 million for the retirement of certain long-lived plant assets, primarily at the Australian carbon black facility and European plastics masterbatch operations. An additional $8 million for severance and termination benefits was paid out in the first half of fiscal 2000. Cabot expects these initiatives to be substantially completed by the end of fiscal 2000.

         During 1996, Cabot acquired an 80% ownership interest in P.T. Continental Carbon Indonesia (PTCCI), an Indonesian carbon black plant located in Merak, Indonesia. During 1998, the financial and economic circumstances in Indonesia and the region resulted in a significant decline in demand for carbon black. As a result, management halted production at this plant. Cabot maintained the idled facility and in February 2000, the facility began to operate on a limited basis and is expected to commence normal operations in the third quarter of fiscal 2000.

         On March 17, 2000, Cabot signed a preliminary agreement to acquire the remaining 50% interest in a carbon black joint venture for approximately $14 million. The acquisition, expected to close in the third quarter of fiscal 2000, will be accounted for using the purchase method of accounting. Accordingly, the purchase price will be allocated to the net assets acquired based on their estimated fair values. The excess of purchase price over fair value of net assets acquired will be recorded as goodwill and amortized.

         On April 4, 2000, Cabot Microelectronics Corporation (Nasdaq: CCMP), a subsidiary of Cabot Corporation, successfully completed the sale of 4.6 million shares of its common stock in an Initial Public Offering (IPO). The 4.6 million shares represented approximately 19.5% of CCMP, with the remaining 80.5% expected to be distributed within the next six to twelve months to Cabot Corporation stockholders in the form of a tax free transaction. The net proceeds from the IPO were approximately $83 million. Cabot Corporation received an aggregate of approximately $81 million in dividends from CCMP.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2000
                                    UNAUDITED


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

         On March 20, 2000, Cabot entered into a forward agreement with an investment bank to repurchase Cabot Corporation common stock on the open market. As of March 31, 2000, Cabot had a forward contract outstanding to purchase 1,010,100 shares of Cabot common stock at an average repurchase price of $23.42 per share. Cabot anticipates settlement of the contract prior to the end of fiscal 2000.

E.       INVESTMENTS

         During the second quarter of fiscal 1999, the Company sold .5 million shares of its investment in K N Energy, Inc. The Company received cash proceeds of $9 million and recorded a gain of $5 million related to the sale.

F.       LNG COMMODITIES

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

         As of March 31, 2000, the notional principal amount for the commodity futures contracts, commodity price swaps, and option contracts was $59 million, maturing through August 2000. For the first half of fiscal 2000, Cabot realized losses associated with the hedging activity of $1 million.

G.       INTEREST RATE SWAPS

         Cabot maintains a percentage of fixed and variable rate debt within defined parameters. Cabot used interest rate swaps to hedge its exposure on fixed and variable rate debt positions through January 2000.

         During the first quarter of fiscal 2000, Cabot settled one of its remaining two interest rate swap agreements with a $50 million notional principal amount. The cost associated with this settlement was approximately $1 million and will be amortized over the remaining eight year life of the hedged debt positions. As of December 31, 1999, the notional principal amount of the remaining interest rate swap agreement was $50 million, expiring in 2007. In January 2000, Cabot settled the remaining interest rate swap agreement. The cost associated with this settlement was immaterial. For the first half of fiscal 2000, the gains or losses in interest income or expense associated with these agreements was immaterial.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2000

          (Preferred shares in thousands and common shares in millions)

                                    UNAUDITED

H.     STOCKHOLDERS' EQUITY

       The following table summarizes the changes in shares of stock for the three months ended March 31:


                                           2000
                                           ----
PREFERRED STOCK
  Balance at December 31, 1999              75
                                           ===
  Balance at March 31, 2000                 75
                                           ===


PREFERRED TREASURY STOCK
  Balance at December 31, 1999              11
                                           ===
  Balance at March 31, 2000                 11
                                           ===

COMMON STOCK
  Balance at December 31, 1999              67
  Issued common stock                        1
  Purchased and retired common stock        (1)
                                           ---
  Balance at March 31, 2000                 67
                                           ===


                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2000

          (Preferred shares in thousands and common shares in millions)

                                    UNAUDITED

H.     STOCKHOLDERS' EQUITY (CONTINUED)

       The following table summarizes the changes in shares of stock for the six months ended March 31:


                                            2000
                                            ----
PREFERRED STOCK
  Balance at September 30, 1999              75
                                            ===
  Balance at March 31, 2000                  75
                                            ===

PREFERRED TREASURY STOCK
  Balance at September 30, 1999              10
  Purchased preferred treasury stock          1
                                            ---
  Balance at March 31, 2000                  11
                                            ===

COMMON STOCK
  Balance at September 30, 1999              67
  Issued common stock                         1
  Purchased and retired common stock         (1)
                                            ---
  Balance at March 31, 2000                  67
                                            ===


                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2000

                                  (In millions)

                                    UNAUDITED

I.      COMPREHENSIVE INCOME

        The pre-tax, tax, and after-tax effects of the components of other comprehensive loss for the three months ended March 31 are shown below:


                                                     Pre-tax     Tax    After-tax
                                                     -------     ---    ---------
2000
Foreign currency translation adjustments              $(13)      $ -      $(13)
Unrealized holding gain arising during period on
   marketable equity securities                          -         -         -
                                                      ----       ---      ----
Other comprehensive loss                              $(13)      $ -      $(13)
                                                      ====       ===      ====



                                                    Pre-tax     Tax    After-tax
                                                    -------     ---    ---------
1999
Foreign currency translation adjustments              $(29)     $ -      $(29)
Unrealized holding gain arising during period on
   marketable equity securities                         (7)       2        (5)
                                                      ----      ---      ----
Other comprehensive loss                              $(36)     $ 2      $(34)
                                                      ====      ===      ====




        The balance of related after-tax components comprising accumulated other comprehensive loss as of March 31 is summarized below:


                                                     2000       1999
                                                     ----       ----
Foreign currency translation adjustment              $(73)      $(59)
Unrealized gain on marketable equity securities         4          6
                                                     ----       ----
Accumulated other comprehensive loss                 $(69)      $(53)
                                                     ====       ====


                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2000

                                  (In millions)

                                    UNAUDITED


I.      COMPREHENSIVE INCOME (CONTINUED)

        The pre-tax, tax, and after-tax effects of the components of other comprehensive loss for the six months ended March 31 are shown below:


                                                     Pre-tax     Tax      After-tax
                                                     -------     ----     ---------
2000
Foreign currency translation adjustments              $(26)      $  -       $(26)
Unrealized holding gain arising during period on
   marketable equity securities                          2         (1)         1
                                                      ----       ----       ----
Other comprehensive loss                              $(24)      $ (1)      $(25)
                                                      ====       ====       ====



                                                     Pre-tax     Tax      After-tax
                                                     -------     ---      ---------
1999
Foreign currency translation adjustments              $(29)      $ -       $(29)
Unrealized holding gain arising during period on
   marketable equity securities                        (16)        5        (11)
                                                      ----       ---       ----
Other comprehensive loss                              $(45)      $ 5       $(40)
                                                      ====       ===       ====



        The balance of related after-tax components comprising accumulated other comprehensive loss as of March 31 is summarized below:



                                                     2000       1999
                                                     ----       ----
Foreign currency translation adjustment              $(73)      $(59)
Unrealized gain on marketable equity securities         4          6
                                                     ----       ----
Accumulated other comprehensive loss                 $(69)      $(53)
                                                     ====       ====


                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2000

                     (In millions, except per share amounts)

                                    UNAUDITED

J.       EARNINGS PER SHARE

         Basic and diluted earnings per share ("EPS") were calculated for the three months ended March 31 as follows:


                                                                               2000       1999
                                                                               ----       ----
BASIC EPS
   Income available to common shares (numerator)                               $ 40       $ 32
                                                                               ====       ====

   Weighted-average common shares outstanding                                    67         67
   Less:  Contingently issuable shares                                           (3)        (3)
                                                                               ----       ----

   Adjusted weighted-average shares (denominator)                                64         64
                                                                               ====       ====

   Basic EPS                                                                   $0.63      $0.51
                                                                               ====       ====

DILUTED EPS
   Income available to common shares                                           $ 40       $ 32
   Dividends on preferred stock                                                   1          1
   Less:  Income effect of assumed conversion of preferred stock                  -          -
                                                                               ----       ----

   Income available to common shares plus assumed conversions (numerator)      $ 41       $ 33
                                                                               ====       ====

   Weighted-average common shares outstanding                                    67         67
   Effect of dilutive securities:  Stock-based compensation(1)                    6          6
                                                                               ----       ----

   Adjusted weighted-average shares (denominator)                                73         73
                                                                               ====       ====

   Diluted EPS                                                                $0.57      $0.45
                                                                               ====       ====


     (1) Of the options to purchase shares of common stock outstanding at March 31, 1 million and 0.3 million shares were not included in the computation of diluted EPS because those options' exercise price was greater than the average market price of the common shares for 2000 and 1999, respectively.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2000

                     (In millions, except per share amounts)

                                    UNAUDITED

J.       EARNINGS PER SHARE (CONTINUED)

         Basic and diluted earnings per share ("EPS") were calculated for the six months ended March 31 as follows:


                                                                               2000       1999
                                                                               ----       ----
BASIC EPS
   Income available to common shares (numerator)                               $ 77       $ 63
                                                                               ====       ====

   Weighted-average common shares outstanding                                    67         67
   Less:  Contingently issuable shares                                           (3)        (3)
                                                                               ----       ----

   Adjusted weighted-average shares (denominator)                                64         64
                                                                               ====       ====

   Basic EPS                                                                  $1.20      $0.99
                                                                               ====       ====

DILUTED EPS
   Income available to common shares                                           $ 77       $ 63
   Dividends on preferred stock                                                   2          2
   Less:  Income effect of assumed conversion of preferred stock                 (1)        (1)
                                                                               ----       ----

   Income available to common shares plus assumed conversions (numerator)      $ 78       $ 64
                                                                               ====       ====

   Weighted-average common shares outstanding                                    67         67
   Effect of dilutive securities:  Stock-based compensation(1)                    6          6
                                                                               ----       ----

   Adjusted weighted-average shares (denominator)                                73         73
                                                                               ====       ====

   Diluted EPS                                                                $1.07      $0.88
                                                                               ====       ====


     (1) Of the options to purchase shares of common stock outstanding at March 31, 1 million and 0.3 million shares were not included in the computation of diluted EPS because those options' exercise price was greater than the average market price of the common shares for 2000 and 1999, respectively.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2000

                                  (In millions)

                                    UNAUDITED

K.    FINANCIAL INFORMATION BY SEGMENT

      The framework for segment reporting is intended to give analysts and other financial statement users a view of Cabot "through the eyes of management". It designates Cabot's internal management reporting structure as the basis for determining Cabot's reportable segments, as well as the basis for determining the information to be disclosed for those segments. The following table provides financial information by segment for the three months ended March 31:


                                     CHEMICAL   PERFORMANCE  SPECIALTY    MICRO-     LIQUEFIED    SEGMENT  UNALLOCATED  CONSOLIDATED
                                    BUSINESSES   MATERIALS    FLUIDS    ELECTRONICS  NATURAL GAS   TOTAL   AND OTHER       TOTAL
                                    ----------  -----------  ---------  -----------  -----------  -------  -----------   -----------

2000
Net sales and other operating
     revenues(1) (2)                       $333      $ 54       $  6        $ 38        $121        $552      $(18)        $534
Profit (loss) before taxes(3)              $ 49      $  8       $ (1)       $ 10        $ 12        $ 78      $(15)        $ 63

1999
Net sales and other operating
     revenues(1) (2)                       $304      $ 36       $  3        $ 21        $ 88        $452      $(17)        $435
Profit (loss) before taxes(3)              $ 46      $  4       $ (1)       $  4        $  6        $ 59      $(12)        $ 47


         Unallocated and other net sales and other operating revenues includes the following:


                                           2000         1999
                                           ----         ----
Equity affiliate sales                     $(19)        $(16)
Royalties paid by equity affiliates           3            1
Interoperating segment revenues              (2)          (2)
                                           ----         ----
     Total                                 $(18)        $(17)
                                           ====         ====



         Unallocated and other profit (loss) before taxes includes the following:


                                                    2000         1999
                                                    ----         ----
Interest expense                                    $(12)        $(12)
Gain on sale of equity securities                   $  -         $  5
General unallocated income (expense)(4)               (1)          (1)
Equity in net income of affiliated companies          (2)          (4)
                                                    ----         ----
     Total                                          $(15)        $(12)
                                                    ====         ====




     (1) Net sales for certain operating segments within Chemical Businesses include 100% of equity affiliate sales. Specialty Fluids sales include transfers of ore to Performance Materials at market-based prices.

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

     (4) General unallocated income (expense) includes foreign currency transaction gains (losses), interest income (expense), dividend income, and adjustments for minority interest, as well as timing adjustments between Cabot and its segments.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2000

                                  (In millions)

                                    UNAUDITED

K.    FINANCIAL INFORMATION BY SEGMENT (CONTINUED)

      The framework for segment reporting is intended to give analysts and other financial statement users a view of Cabot "through the eyes of management". It designates Cabot's internal management reporting structure as the basis for determining Cabot's reportable segments, as well as the basis for determining the information to be disclosed for those segments. The following table provides financial information by segment for the six months ended March 31:


                                      CHEMICAL  PERFORMANCE  SPECIALTY    MICRO-      LIQUEFIED   SEGMENT  UNALLOCATED  CONSOLIDATED
                                    BUSINESSES   MATERIALS    FLUIDS    ELECTRONICS  NATURAL GAS   TOTAL    AND OTHER    TOTAL
                                    ----------  -----------  ---------  -----------  -----------   -------  ----------- ------------
2000
Net sales and other operating
    revenues(1) (2)                    $655        $105        $10         $73          $223       $1,066     $(40)        $1,026
Profit (loss) before taxes(3)          $102        $ 16        $(3)        $19          $ 16       $  150     $(27)        $  123

1999
Net sales and other operating
    revenues(1) (2)                    $602        $ 83        $ 6         $42          $142       $  875     $(32)        $  843
Profit (loss) before taxes(3)          $ 95        $  9        $(1)        $ 8          $  8       $  119     $(24)        $   95


         Unallocated and other net sales and other operating revenues includes the following:


                                           2000         1999
                                           ----         ----
Equity affiliate sales                     $(39)        $(32)
Royalties paid by equity affiliates           4            3
Interoperating segment revenues              (5)          (3)
                                           ----         ----
     Total                                 $(40)        $(32)
                                           ====         ====



         Unallocated and other profit (loss) before taxes includes the following:


                                                    2000         1999
                                                    ----         ----
Interest expense                                    $(23)        $(23)
Gain on sale of equity securities                   $  -         $  5
General unallocated income (expense)(4)               (1)           -
Equity in net income of affiliated companies          (3)          (6)
                                                    ----         ----
     Total                                          $(27)        $(24)
                                                    ====         ====


     (1) Net sales for certain operating segments within Chemical Businesses include 100% of equity affiliate sales. Specialty Fluids sales include transfers of ore to Performance Materials at market-based prices.

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

     (4) General unallocated income (expense) includes foreign currency transaction gains (losses), interest income (expense), dividend income, and adjustments for minority interest, as well as timing adjustments between Cabot and its segments.

                                CABOT CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

I. RESULTS OF OPERATIONS

Sales and operating profit by segment are shown in Footnote K to the Consolidated Financial Statements.

THREE MONTHS ENDED MARCH 31, 2000 VERSUS
THREE MONTHS ENDED MARCH 31, 1999

Net income for the second quarter of fiscal 2000 was $41 million ($0.57 per diluted common share), compared to $33 million ($0.45 per diluted common share) in the same quarter a year ago. Included in last year's results was a $0.04 per diluted share gain from the sale of investments in equity securities. Strong volumes and an economic recovery in some overseas markets increased sales 23% to $534 million from $435 million last year. Operating profit increased $19 million to $78 million from $59 million for the second quarter. Increased volumes in all businesses, improved prices in the Company's Liquified Natural Gas (LNG) business, and significant cost reductions more than offset the effects of higher carbon black feedstock costs and a stronger U.S. dollar.

Sales for the Chemical Businesses increased 10% to $333 million from $304 million last year. Higher volumes and selling prices increased sales 8% and 6%, respectively. Negative effects of a stronger U.S. dollar, primarily due to a weakening Euro, reduced sales by 4%. Operating profit increased 7% to $49 million.

The Chemical Businesses consist of the carbon black, fumed silica and inkjet colorants businesses. In the past, the plastics business was organized as a separate business unit and its results were separately reported within the Chemical Businesses. The plastics business primarily sells carbon black to the plastics industry, either in the form of dry carbon black or pre-dispersed masterbatch, therefore the Company has elected to integrate plastics results within carbon black.

For the second quarter of fiscal 2000, carbon black sales increased 13%. Higher volumes and modest price increases were partially offset by negative effects of a stronger U.S. dollar. Volumes in the Company's carbon black business were very strong. Record sales volumes were achieved in North and South America with a marked improvement in Asia Pacific. Volumes improved 18% this quarter versus the second quarter of last year. Carbon black also benefited from cost reductions in selling and administrative, conversion and research and development costs, which caused an $18 million improvement in operating profit. Significant increases in oil prices, however, caused average feedstock costs to increase approximately 45%, or $32 million in the second quarter of fiscal 2000 versus the second quarter last year. Carbon black has not been able to fully recover the lost margin resulting from increases in its feedstock costs. Overall, operating profit improved 41%.

Fumed silica sales increased 11% on 13% greater volumes. Volume improvements, driven mainly by increased sales to Dow Corning, were offset by increased operating costs related to the Company's new fumed silica plant in Midland, Michigan, resulting in $2 million of lower operating profit compared with last year's second quarter.

The Company's inkjet colorants business reported slightly improved operating profit in the form of reduced losses.

Performance Materials sales were $54 million in the second quarter of fiscal 2000 compared with $36 million in 1999. Operating profit improved dramatically from an unusually low base largely due to a surge in demand for tantalum capacitors from the wireless telecommunications and electronics industries.

Specialty Fluids sales in the second quarter were $6 million versus $3 million last year. This business focuses on commercializing cesium formate drilling and completion fluids for oil and gas wells; however, sales to date have been generated primarily from the production and sale of spodumene and tantalum. During the current quarter, cesium formate was used successfully in an additional four North Sea completion operations.

                                CABOT CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Inventory levels have dropped to a point which has facilitated restarting the plant in Manitoba, Canada in April, 2000. Production was suspended in the fourth quarter of fiscal 1999 because of the large inventory build up for initial testing. Cesium formate reported an operating loss of $1 million in the second quarter of fiscal 2000.

Cabot Microelectronics Corporation (CCMP) sales increased 81% to $38 million from $21 million last year due to greater volume and improved mix. Sales from new products introduced in the last three years grew to over 50% of total sales for the quarter. Operating profit increased to $10 million. On April 4, 2000, an initial public offering of CCMP shares was made for approximately 19.5% of CCMP's outstanding shares. CCMP raised approximately $83 million (net of estimated expenses) in proceeds from the IPO. Cabot Corporation (Cabot) received an aggregate of $81 million in dividends from CCMP. Cabot used the dividends to repay short-term debt. Cabot received a private letter ruling from the IRS indicating that a spin-off of Cabot's remaining stake in CCMP (80.5%) to Cabot shareholders would be tax-free.

Sales for Liquefied Natural Gas (LNG) were $121 million in the second quarter compared with $88 million last year. Operating profit increased to $12 million from $6 million last year. Improved pricing was the key driver of improved profitability as slightly higher volumes contributed incrementally to improved earnings. In addition, the LNG business benefited from a dividend paid by its Trinidad joint venture.

Research and technical service spending was $15 million for the second quarter, down 21% from $19 million in the second quarter of last year. The decrease reflected reduced spending in Performance Materials and the Chemical Businesses. At $53 million, selling and administrative expenses were 10% of sales for the second quarter of fiscal 2000 compared with 12% for the same period last year.

The Company's effective tax rate was 36% for the quarters ended March 31, 2000 and 1999.

SIX MONTHS ENDED MARCH 31, 2000 VERSUS
SIX MONTHS ENDED MARCH 31, 1999

Net income for the first six months of fiscal 2000 was $79 million compared with $65 million for the first half of fiscal 1999. Operating profit increased 26% to $150 million from $119 million.

In the Chemical Businesses, sales increased 9% to $655 million from $602 million last year. Operating profit increased 7% to $102 million from $95 million. Mainly increased volumes, prices and significant cost reductions that offset higher carbon black feedstock costs and negative foreign currency effects, drove the improvement.

Performance Materials sales were $105 million, up 27% from the first six months of fiscal 1999. Operating profit increased to $16 million from $9 million driven by increased demand for tantalum capacitors from the wireless telecommunications and electronics industries.

Specialty Fluids reported a loss for the six-month period ended March 31, 2000 of $3 million versus a $1 million loss last year. The cost incurred for completion trials during the first six months of the year caused the increased loss in the current year. As of March 31, 2000, cesium formate was used successfully in seven North Sea completion operations.

CCMP sales and operating profit increased 74% and 138%, respectively. Increased adoption of chemical mechanical planarization by the semiconductor industry and new product generation has driven the growth of this business. CCMP continues to invest in its infrastructure commensurate with its growth.

LNG revenues increased 57% to $223 million from $142 million and operating profit increased 100% to $16 million from $8 million in the same period a year ago. LNG's new Trinidad supply and higher year-to-year selling prices drove improved results.

                                CABOT CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

II.  CASH FLOWS AND LIQUIDITY

During the first six months of the year Cabot's operations provided $72 million of cash compared to $17 million of cash last year.

Capital spending for the first six months of the year was $53 million. The major components of the fiscal 2000 capital program include maintenance and replacement projects, CCMP plant expansion, and expansion of vaporization capacity at the LNG terminal in Everett, Massachusetts. Cabot plans to make approximately $180 million of capital expenditures during the fiscal year.

On January 14, 2000, Cabot's Board of Directors authorized the repurchase of 4 million shares of Cabot common stock, superceding prior authorizations. During the first six months of fiscal 2000, Cabot purchased approximately 0.4 million shares of common stock. At March 31, 2000, approximately 3.6 million shares remained under the January 2000 authorization.

Cabot's ratio of total debt (including short-term debt net of cash) to capital decreased to 43% from 48% at the end of the second quarter of fiscal 2000.

Cabot maintains a credit agreement under which it may, under certain conditions, borrow up to $300 million at floating rates. The facility is available through January 3, 2002. As of March 31, 2000, Cabot had no borrowing outstanding under this arrangement. Management expects cash from operations and present financing arrangements, including Cabot's unused line of credit and shelf registration for debt securities, to be sufficient to meet Cabot's cash requirements for the foreseeable future.

Currently Cabot is in discussions with a major Pacific Asia customer regarding its delinquent outstanding trade receivables. Extended terms have been granted to the customer and management believes that the probability of collection is high.

III.  RISK MANAGEMENT

Cabot's principal objectives in managing its exposure to interest rate changes, foreign currency rate changes, share price changes and commodity price changes is to reduce volatility and limit the impact of the changes on earnings. To achieve its objectives, Cabot identifies these risks and manages them through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Chemical Businesses enter into contracts with customers and suppliers that are designed to limit the risk of certain foreign currency rate and commodity price changes. Cabot enters into certain contracts in the carbon black business in which the price of the product is adjusted to a certain extent based on price movements in feedstock. LNG enters into certain supply contracts where the purchase price of LNG is adjusted based on the final selling price. Certain contracts in Cabot's foreign subsidiaries are denominated in U.S. dollars or a currency other than the functional currency of the subsidiary. Cabot enters into certain contracts for share repurchases to limit the risk associated with stock price fluctuations. Additionally, Cabot attempts to limit its net monetary exposure in currencies of hyper-inflationary countries, primarily in South America.

Cabot determines its worldwide exposures to interest rate changes, foreign currency rate changes, share price changes and commodity price changes and reduce the impact of rate and price changes through the use of derivative financial instruments. These financial instruments are designated as hedges of underlying exposures associated with specific assets, liabilities, or firm commitments or anticipated transactions and are monitored to determine if they remain effective hedges. Since Cabot utilizes interest rate, foreign currency, and commodity sensitive derivative instruments for hedging, a loss in fair value for those instruments is generally offset by increases in the value of the underlying transaction. Market risk exposure to other financial instruments is not material to earnings, cash flow, or fair values.

Cabot manages market risks pursuant to policies aimed at protecting Cabot against risks and prohibiting speculation on market movements. Actions taken by Cabot's businesses to provide such protection are reviewed and approved by Cabot's Risk Management Committee, which is charged with enforcing Cabot's risk management policy.

Interest Rates

Cabot's objective in managing its exposure to interest rate changes is to reduce the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, Cabot used interest rate swaps to hedge and/or lower financing costs and to adjust fixed and variable rate debt position through January 2000. In January 2000, Cabot settled the remaining outstanding interest rate swaps.

Foreign Currency

Cabot's international operations are subject to certain opportunities and risks, including currency fluctuations and government actions. Operations in each country are closely monitored so Cabot can respond to changing economic and political environments and to fluctuations in foreign currencies. Accordingly, Cabot utilizes foreign currency option contracts and forward contracts to hedge its exposure of firm commitments or anticipated transactions, and receivables and payables primarily denominated in currencies other than the functional currencies. Cabot also monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. Cabot has foreign currency instruments primarily denominated in the EURO, Japanese yen, British pound sterling, Swedish krona, Canadian dollar, and Australian dollar.

Share Repurchases

Cabot takes advantage of opportunities to repurchase shares of its common stock with excess cash at a price that Cabot believes is below the fair market value of the stock. Cabot, from time to time, enters into forward agreements for its own stock in order to fix the price of stock for delivery at a future date. These agreements provide Cabot with the right to settle forward contracts in cash or an equivalent value to Cabot Corporation common stock.

Commodities

Cabot is exposed to commodity price fluctuations that can affect its sales revenues and supply costs. From time to time, Cabot enters into commodity futures contracts, commodity price swaps, and/or option contracts to hedge a portion of firmly committed and anticipated transactions against such natural gas price fluctuations. Cabot monitors its exposure to ensure overall effectiveness of its hedge positions.

Value-At-Risk

Cabot utilizes a Value-at-Risk ("VAR") model to determine the maximum potential loss in the fair value of its foreign exchange, share repurchases and commodity sensitive derivative financial instruments within a 95% confidence interval. Cabot's computation was based on the interrelationships between movements in foreign currencies, share repurchases and commodities. These interrelationships were determined by observing historical foreign currency, share price and commodity market changes over corresponding periods. The assets and liabilities, firm commitments and anticipated transactions, which are hedged by derivative financial instruments, were excluded from the model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. There are various modeling techniques that can be used in the VAR computation. Cabot's computations are based on the Monte Carlo simulation. The VAR model is a risk analysis tool and does not purport to represent actual gains or losses in fair value that will be incurred by Cabot. The VAR model estimated a maximum loss in market value of $9 million from March 31, 2000 through September 30, 2000, for derivative instruments held as of March 31, 2000.

At no time during the year did actual changes in market value exceed the VAR amounts during the reporting period.

FORWARD-LOOKING INFORMATION: Included herein are statements relating to management's projections of future profits, the possible achievement of Cabot's financial goals and objectives, and management's expectations for Cabot's product development program. Actual results may differ materially from the results anticipated in the statements included herein due to a variety of factors, including market supply and demand conditions, fluctuations in currency exchange rates, cost of raw materials, patent rights of others, demand for Cabot's customers' products and competitors' reactions to market conditions. Timely commercialization of products under development by Cabot may be disrupted or delayed by technical difficulties, market acceptance or competitors' new products, as well as difficulties in moving from the experimental stage to the production stage.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

The Annual Meeting of Stockholders of Cabot Corporation (the "Annual Meeting") was held on March 9, 2000. An election of Directors was held for which David V. Ragone, Lydia W. Thomas and Mark S. Wrighton were nominated and elected to the class of Directors whose terms expire in 2003. The following votes were cast for or withheld with respect to each of the nominees.

           Director                  In Favor Of               Withheld
           --------                  -----------               --------

           David V. Ragone           62,046,991                1,760,152
           Lydia W. Thomas           62,152,235                1,654,909
           Mark S. Wrighton          62,240,538                1,566,605

Other Directors whose terms of office as Directors continued after the meeting are:

            Director                  Term of Office Expires
            --------                  ----------------------

            Samuel W. Bodman                2002
            Kennett F. Burnes               2001
            John G.L. Cabot                 2001
            John S. Clarkeson               2001
            Arthur L. Goldstein             2002
            Robert P. Henderson             2001
            Gautam S. Kaji                  2002
            Roderick C.G. MacLeod           2001
            John H. McArthur                2002
            John F. O'Brien                 2001

The second proposal before the Annual Meeting was a stockholder proposal to limit the number of directorships for executive officers (the "Shareholder Proposal"). This proposal was not approved by the stockholders. The following votes were cast for or against, or abstained from voting on, the Shareholder
Proposal:

             For                   Against                    Abstained
             ---                   -------                    ---------

             9,757,284             44,278,764                 620,653

There were 9,150,442 broker non-votes with respect to the second proposal.

Effective March 9, 2000, Jane C. Bradley, Arnold S. Hiatt and Charles P. Siess, Jr. retired as members of the Board of Directors, in accordance with the Company's Director Retirement Policy.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS

              The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

              Exhibit
              Number      Description
              -------     -----------

               10* Amendment to Cabot Corporation 1996 and 1999 Equity Incentive Plans, dated May 12, 2000, filed herewith.

               27.1 Financial Data Schedule for the period ended March 31, 2000, filed herewith. (Not included with printed copy of the Form 10-Q.)

               27.2 Restated Financial Data Schedule for the period ended March 31, 1999, filed herewith. (Not included with printed copy of Form 10-Q.)

               *Management contract or compensatory plan or arrangement.

         (b)      REPORTS ON FORM 8-K

                  No report on Form 8-K was filed by the Company during the three months ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CABOT CORPORATION



Date:  May 15, 2000                    /s/ Robert L. Culver
                                       ------------------------------
                                       Robert L. Culver
                                       Executive Vice President and
                                       Chief Financial Officer


Date:  May 15, 2000                    /s/ William T. Anderson
                                       -------------------------------
                                       William T. Anderson
                                       Vice President and Controller
                                       (Chief Accounting Officer)