Form 10-Q
period 2000-06-30
CABOT CORP
filed 2000-08-14
CIK 16040

                                    FORM 10-Q
                                _________________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _________________

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                  JUNE 30, 2000

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

                              YES ___X___ NO _____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       AS OF AUGUST 8, 2000, THE COMPANY HAD 66,321,829 SHARES OF COMMON
                   STOCK, PAR VALUE $1 PER SHARE, OUTSTANDING.

                                CABOT CORPORATION

                                      INDEX


Part I.  Financial Information                                                                 PAGE
                                                                                               ----

         Item 1.    Financial Statements

                    Consolidated Statements of Income
                         Three Months Ended June 30, 2000 and 1999                               3

                    Consolidated Statements of Income
                         Nine Months Ended June 30, 2000 and 1999                                4

                    Consolidated Balance Sheets
                         June 30, 2000 and September 30, 1999                                    5

                    Consolidated Statements of Cash Flows
                         Nine Months Ended June 30, 2000 and 1999                                7

                    Consolidated Statement of Changes in Stockholders' Equity
                         Nine Months Ended June 30, 2000                                         8

                    Notes to Consolidated Financial Statements                                   9

         Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                    22

Part II. Other Information

         Item 6.    Exhibits and Reports on Form 8-K                                            25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                CABOT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           Three Months Ended June 30

                     (In millions, except per share amounts)

                                    UNAUDITED

                                                                      2000            1999
                                                                      ----            ----
Revenues:
   Net sales and other operating revenues                             $ 398           $ 346
   Interest and dividend income                                           1               1
                                                                      -----           -----
      Total revenues                                                    399             347
                                                                      -----           -----

Costs and other (income) expenses:
   Cost of sales                                                        294             235
   Selling and administrative expenses                                   44              48
   Research and technical service                                        11              14
   Special items (Note B)                                                (8)             16
   Interest expense                                                       7              10
   Gain on sale of equity securities (Note F)                            --              (5)
   Other charges, net                                                    (2)             --
                                                                      -----           -----
      Total costs and other (income) expenses                           346             318
                                                                      -----           -----

Income from continuing operations before income taxes                    53              29
Provision for income taxes                                              (19)            (11)
Equity in net income of affiliated companies                              5               3
Minority interest in net income                                          (1)             (1)
                                                                      -----           -----
   Income from continuing operations                                     38              20

Discontinued operations (Note C):
   Income from operations of discontinued businesses, net of
      income tax                                                          8               2
                                                                      -----           -----
Net income                                                               46              22

Dividends on preferred stock, net of tax benefit                         (1)             --
                                                                      -----           -----

Net income available to common shares                                 $  45           $  22
                                                                      =====           =====

Weighted-average common shares outstanding (Note K):
   Basic                                                                 65              64
                                                                      =====           =====
   Diluted                                                               73              72
                                                                      =====           =====

Income per common share (Note K):
   Basic
      Continuing operations                                           $0.56           $0.31
      Discontinued operations                                          0.13            0.03
                                                                      -----           -----
      Net income                                                      $0.69           $0.34
                                                                      =====           =====
   Diluted
      Continuing operations                                           $0.51           $0.28
      Discontinued operations                                          0.11            0.02
                                                                      -----           -----

      Net income                                                      $0.62           $0.30
                                                                      =====           =====

Dividends per common share                                            $0.11           $0.11
                                                                      =====           =====


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            Nine Months Ended June 30

                     (In millions, except per share amounts)

                                    UNAUDITED

                                                                        2000             1999
                                                                        ----             ----
Revenues:
   Net sales and other operating revenues                             $ 1,143           $ 1,013
   Interest and dividend income                                             4                 3
                                                                      -------           -------
      Total revenues                                                    1,147             1,016
                                                                      -------           -------

Costs and other (income) expenses:
   Cost of sales                                                          822               681
   Selling and administrative expenses                                    131               143
   Research and technical service                                          32                46
   Special items (Note B)                                                  (8)               16
   Interest expense                                                        26                29
   Gain on sale of equity securities (Note F)                              --               (10)
   Other charges, net                                                      --                 4
                                                                      -------           -------
      Total costs and other (income) expenses                           1,003               909
                                                                      -------           -------

Income from continuing operations before income taxes                     144               107
Provision for income taxes                                                (52)              (39)
Equity in net income of affiliated companies                                8                 9
Minority interest in net income                                            (4)               (3)
                                                                      -------           -------
   Income from continuing operations                                       96                74

Discontinued operations (Note C):
   Income from operations of discontinued businesses, net of
      income tax                                                           28                13
                                                                      -------           -------
Net income                                                                124                87

Dividends on preferred stock, net of tax benefit                           (2)               (2)
                                                                      -------           -------

Net income available to common shares                                 $   122           $    85
                                                                      =======           =======

Weighted-average common shares outstanding (Note K):
   Basic                                                                   65                65
                                                                      =======           =======
   Diluted                                                                 73                73
                                                                      =======           =======

Income per common share (Note K):
   Basic
      Continuing operations                                           $  1.45           $  1.11
      Discontinued operations                                            0.43              0.20
                                                                      -------           -------

      Net income                                                      $  1.88           $  1.31
                                                                      =======           =======
   Diluted
      Continuing operations                                           $  1.31           $  1.00
      Discontinued operations                                            0.38              0.18
                                                                      -------           -------
      Net income                                                      $  1.69           $  1.18
                                                                      =======           =======

Dividends per common share                                            $  0.33           $  0.33
                                                                      =======           =======

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 2000 and September 30, 1999

                                     ASSETS

                                                                       June 30        September 30
                                                                        2000              1999
                                                                       -------        ------------
                                                                     (Unaudited)
Current assets:
   Cash and cash equivalents                                           $    30           $    35
   Accounts and notes receivable (net of reserve for doubtful
      accounts of $4 and $5)                                               302               321

   Inventories:
      Raw materials                                                         69                72
      Work in process                                                       36                55
      Finished goods                                                        84                91
      Other                                                                 33                41
                                                                       -------           -------
         Total inventories                                                 222               259

   Prepaid expenses                                                         30                27
   Deferred income taxes                                                    14                17
   Net current assets of discontinued operations (Note C)                   74
                                                                       -------           -------

Total current assets                                                       672               659
                                                                       -------           -------

Investments:
   Equity                                                                   70                72
   Other                                                                    27                47
                                                                       -------           -------
      Total investments                                                     97               119
                                                                       -------           -------

Property, plant and equipment                                            1,828             2,039
Accumulated depreciation and amortization                               (1,002)           (1,015)
                                                                       -------           -------
   Net property, plant and equipment                                       826             1,024
                                                                       -------           -------
Other assets:
   Intangible assets, net of amortization                                   22                20
   Deferred income taxes                                                     5                 6
   Other assets                                                             14                14
                                                                       -------           -------
      Total other assets                                                    41                40
                                                                       -------           -------
Net non-current assets of discontinued operations (Note C)                 197
                                                                       -------           -------
Total assets                                                           $ 1,833           $ 1,842
                                                                       =======           =======

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 2000 and September 30, 1999

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                                     June 30        September 30
                                                                                      2000              1999
                                                                                     -------        ------------
                                                                                   (Unaudited)
Current liabilities:
   Notes payable to banks                                                            $   109           $   186
   Current portion of long-term debt                                                      56                11
   Accounts payable and accrued liabilities                                              224               252
   Deferred income taxes                                                                   1                 1
                                                                                     -------           -------
      Total current liabilities                                                          390               450
                                                                                     -------           -------
Long-term debt                                                                           348               419
Deferred income taxes                                                                     73                68
Other liabilities                                                                        152               167

Commitments and contingencies (Note E)

Minority interest                                                                         46                32

Stockholders' Equity (Note I):
   Preferred Stock:
      Authorized:  2,000,000 shares of $1 par value
      Series A Junior Participating Preferred Stock
         Issued and outstanding:  none
      Series B ESOP Convertible Preferred Stock 7.75% Cumulative                          75                75
         Issued:  75,336 shares (aggregate redemption value of $63 and $65)

   Less cost of shares of preferred treasury stock                                       (22)              (17)

   Common stock:
      Authorized:  200,000,000 shares of $1 par value
         Issued:  66,193,462 and 67,123,892 shares                                        66                67

   Additional paid-in capital                                                             70                 5

   Retained earnings                                                                     811               734

   Unearned compensation                                                                 (21)              (30)

   Deferred employee benefits                                                            (57)              (59)

   Notes receivable for restricted stock                                                 (21)              (25)

   Accumulated other comprehensive loss (Note J)                                         (77)              (44)
                                                                                     -------           -------
     Total stockholders' equity                                                          824               706
                                                                                     -------           -------
   Total liabilities and stockholders' equity                                        $ 1,833           $ 1,842
                                                                                     =======           =======

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine Months Ended June 30, 2000 and 1999

                                  (In millions)

                                    UNAUDITED

                                                                                         2000            1999
                                                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                              $ 124           $  87
Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
      Depreciation and amortization                                                        96              93
      Deferred tax benefit                                                                  5              (7)
      Equity in income of affiliated companies,
         net of dividends received                                                         (2)             (1)
      Special charges                                                                      --              16
      Gain on sale of equity securities                                                    --             (10)
      Other, net                                                                           15              12
      Changes in assets and liabilities, net of the effect of
         the consolidation of equity affiliates:
            Increase in accounts receivable                                               (61)            (45)
            (Increase) decrease in inventory                                               11             (14)
            Decrease in accounts payable and accruals                                     (17)            (72)
            Increase in prepayments and intangible assets                                  (6)             --
            Increase in income taxes payable                                               29               1
            Increase (decrease) in other liabilities                                      (14)             10
            Other, net                                                                      1              (3)
                                                                                        -----           -----
               Cash provided by operating activities                                      181              67
                                                                                        -----           -----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                             (87)           (118)
   Investments                                                                             --              (5)
   Cash from consolidation of equity affiliates                                            --               8
   Acquisition of remaining interest in affiliate                                         (14)             --
   Proceeds from sale of equity securities                                                 --              20
   Proceeds from sale of property, plant and equipment                                      2              --
                                                                                        -----           -----
               Cash used in investing activities                                          (99)            (95)
                                                                                        -----           -----
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                            17             102
   Repayments of long-term debt                                                           (37)             (8)
   Decrease in short-term debt                                                            (76)            (12)
   Proceeds from initial public offering of Cabot Microelectronics Corporation             83              --
   Purchases of preferred and common stock                                                (45)            (44)
   Sales and issuances of preferred and common stock                                        9               9
   Cash dividends paid to stockholders                                                    (24)            (24)
   Repayment (issuance) of notes receivable for restricted stock                            4             (18)
                                                                                        -----           -----
               Cash provided by (used in) financing activities                            (69)              5
                                                                                        -----           -----
Effect of exchange rate changes on cash                                                    (4)              2
                                                                                        -----           -----

Increase (decrease) in cash and cash equivalents                                            9             (21)

Cash and cash equivalents at beginning of period                                           35              40
                                                                                        -----           -----
Cash and cash equivalents at end of period                                              $  44           $  19
                                                                                        =====           =====

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         Nine Months Ended June 30, 2000

                                  (In millions)

                                    UNAUDITED

                                    ------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                  Preferred                  Additional                     Other
                                    Preferred     Treasury        Common       Paid-in       Retained   Comprehensive     Unearned
                                      Stock         Stock          Stock       Capital       Earnings        Loss       Compensation
                                    ------------------------------------------------------------------------------------------------
Balance at September 30, 1999         $ 75          $(17)          $ 67          $  5          $734          $(44)          $(30)
                                    ------------------------------------------------------------------------------------------------
Net income                                                                                      124
Foreign currency translation
 adjustments                                                                                                  (35)
Change in unrealized gain on
 available-for-sale securities                                                                                  2
                                    ------------------------------------------------------------------------------------------------
Total comprehensive income
                                    ------------------------------------------------------------------------------------------------
Common dividends paid                                                                           (22)
Issuance of stock under employee
     compensation plans                                               1             8                                         (2)
Issuance of common stock to CRISP                                                   2
Purchase and retirement of common
 stock                                                               (2)          (15)          (23)
Purchase of treasury stock -
 preferred                                            (5)
Preferred dividends paid to
 Employee Stock Ownership Plan,
 net of tax                                                                                      (2)
Principal payment by Employee
 Stock Ownership Plan under
 guaranteed loan
Proceeds from initial public
 offering - Cabot Microelectronics
 Corporation                                                                       83
Minority interest recorded related
 to Cabot Microelectronics
 Corporation                                                                      (13)
Amortization of unearned
 compensation                                                                                                                 11
Notes receivable - vesting and
 forfeitures, net
                                    ------------------------------------------------------------------------------------------------
Balance at June 30, 2000              $ 75         $ (22)          $ 66          $ 70         $ 811         $ (77)          $ (21)
                                    ================================================================================================



                                    -------------------------------------------------------------
                                                          Notes
                                          Deferred      Receivable      Total         Total
                                          Employee    for Restricted  Stockholders' Comprehensive
                                          Benefits        Stock         Equity        Income
                                    -------------------------------------------------------------
Balance at September 30, 1999             $ (59)          $(25)          $706
                                    ------------------------------------------------------------
Net income                                                                             $ 124
Foreign currency translation
 adjustments                                                                             (35)
Change in unrealized gain on
 available-for-sale securities                                                             2
                                    ------------------------------------------------------------
Total comprehensive income                                                              $ 91
                                    ---------------------------------------------===============
Common dividends paid
Issuance of stock under employee
     compensation plans
Issuance of common stock to CRISP
Purchase and retirement of common
 stock
Purchase of treasury stock -
 preferred
Preferred dividends paid to
 Employee Stock Ownership Plan,
 net of tax
Principal payment by Employee
 Stock Ownership Plan under
 guaranteed loan                              2
Proceeds from initial public
 offering - Cabot Microelectronics
 Corporation
Minority interest recorded related
 to Cabot Microelectronics
 Corporation
Amortization of unearned
 compensation
Notes receivable - vesting and
 forfeitures, net                                            4
                                    ---------------------------------------------
Balance at June 30, 2000                  $ (57)          $(21)          $824
                                    =============================================


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                    UNAUDITED

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

     The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 2000 and 1999. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

B.   SPECIAL ITEMS AND BUSINESS DEVELOPMENTS

     During the third quarter of fiscal 1999, Cabot began implementation of initiatives to reduce costs and improve operating efficiencies. In connection with these efforts, in fiscal 1999 Cabot recorded a $26 million charge for capacity utilization and cost reduction initiatives. These Chemical Businesses charges included $16 million for severance and termination benefits for approximately 265 employees, of which $7 million was paid out in 1999, and a charge of $10 million for the retirement of certain long-lived plant assets, primarily at the Australian carbon black facility and European plastics masterbatch operations. An additional $8 million for severance and termination benefits was paid out during the first three quarters of fiscal 2000. Cabot expects these initiatives to be substantially completed by the end of fiscal 2000.

     During the third quarter of fiscal 2000, Cabot received an $8 million pre-tax settlement of insurance litigation.

     During 1996, Cabot acquired an 80% ownership interest in P.T. Continental Carbon Indonesia (PTCCI), an Indonesian carbon black plant located in Merak, Indonesia. During 1998, the financial and economic circumstances in Indonesia and the region resulted in a significant decline in demand for carbon black. As a result, management halted production at this plant. Cabot maintained the idled facility and, in February 2000, the facility began to operate on a limited basis and commenced normal operations in the third quarter of fiscal 2000.

     On March 17, 2000, Cabot signed a preliminary agreement to acquire the remaining interest in a joint venture for approximately $14 million. The acquisition closed in the third quarter of fiscal 2000, and was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. The excess of the purchase price over fair value of net assets acquired of approximately $7 million was recorded as goodwill and will be amortized over 10 years.

C.   DISCONTINUED OPERATIONS

     On July 13, 2000, Cabot entered into an agreement to sell for cash its Liquefied Natural Gas (LNG) segment for $680 million. The sale includes Cabot's LNG terminal in Everett, Massachusetts, its LNG tanker, the Matthew, and its equity interest in the Atlantic LNG liquefaction plant in Trinidad. The transaction is expected to close during the fourth quarter of fiscal 2000.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2000
                                    UNAUDITED


     The estimated gain on the sale of the LNG segment is approximately $317 million, net of tax.

     On April 4, 2000, Cabot Microelectronics Corporation (CMC), a subsidiary of Cabot Corporation (Cabot), sold 4.6 million shares of its common stock in an initial public offering (IPO). The 4.6 million shares represented approximately 19.5% of CMC. The net proceeds from the IPO were approximately $83 million. Cabot received an aggregate of approximately $81 million in dividends from CMC.

     On July 26, 2000, Cabot voted to spin-off its remaining 80.5% equity interest in CMC by distributing a special dividend of its remaining interest in CMC to its common stockholders of record as of the close of regular trading on the New York Stock Exchange on September 13, 2000. The tax-free distribution will take place on September 29, 2000. Cabot currently owns 18,989,744 shares of common stock of CMC.

     The operating results of Cabot's LNG and CMC segments have been segregated from continuing operations and reported as a separate item on the consolidated statements of income.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2000
                                    UNAUDITED

                                  (In millions)

C.   DISCONTINUED OPERATIONS - (CONTINUED)

     Summary statements of income for the Liquefied Natural Gas (LNG) segment are as follows:

                                                                          Three Months                    Nine Months
                                                                          ended June 30                  ended June 30
                                                                       2000           1999            2000            1999
                                                                       ----           ----            ----            ----

      Net sales and other operating revenues                          $   81          $  58           $ 304           $ 200
                                                                      ======          =====           =====           =====

      Operating income (loss)                                             --             (1)             12               6
      Provision for income taxes                                          --             --              (4)             (2)
                                                                      ------          -----           -----           -----
      Income (loss) from operations of discontinued business          $   --          $  (1)          $   8           $   4
                                                                      ======          =====           =====           =====


     At June 30, 2000, assets of the LNG segment amounted to $190 million. These assets consisted of current assets of $57 million, primarily accounts receivable and inventories, and non-current assets of $133 million, primarily investments and property, plant and equipment. Liabilities of $23 million consisted primarily of accounts payable and accruals.



     Summary statements of income for the Cabot Microelectronics Corporation
     (CMC) segment are as follows:

                                                                  Three Months                     Nine Months
                                                                  ended June 30                   ended June 30
                                                               2000            1999            2000            1999
                                                               ----            ----            ----            ----

      Net sales and other operating revenues                   $  50           $  23           $ 123           $  65
                                                               =====           =====           =====           =====

      Operating income                                            14               4              33              14
      Provision for income taxes                                  (6)             (1)            (13)             (5)
                                                               -----           -----           -----           -----
      Income from operations of discontinued business          $   8           $   3           $  20           $   9
                                                               =====           =====           =====           =====


     At June 30, 2000, assets of the CMC segment amounted to $119 million. These assets consisted of current assets of $51 million, primarily time deposits, accounts receivables and inventories, and non-current assets of $68 million, primarily property, plant and equipment. Liabilities of $15 million consisted primarily of accounts payable and accruals and deferred income taxes.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2000
                                    UNAUDITED

D.   RECLASSIFICATION

     Certain amounts were reclassified in fiscal 1999 to reflect changes in Cabot's organization during the year and to conform to the fiscal 2000 presentation.

E.   COMMITMENTS AND CONTINGENCIES

     During January 2000, Cabot entered into a sales agreement to provide natural gas to a customer in North America. The contract is designed to provide the customer with 70 billion cubic feet of vaporized natural gas per year at prevailing market prices expiring in 2020.

     On March 20, 2000, Cabot entered into a forward agreement with an investment bank to repurchase Cabot common stock on the open market. On June 29, 2000, Cabot settled the forward contract to purchase 1 million shares of Cabot common stock at an average price of $23.74 per share.

F.   INVESTMENTS

     During each of the second and third quarters of fiscal 1999, Cabot sold 0.5 million shares of its investment in K N Energy, Inc. In the second quarter, Cabot received cash proceeds of $9 million and recorded a gain of $5 million. In the third quarter, Cabot received cash proceeds of $11 million and recorded a gain of $5 million.

G.   LNG COMMODITIES

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

     As of June 30, 2000, the notional principal amount for the commodity futures contracts, commodity price swaps, and option contracts was $31 million, maturing through August 2000. For the nine months ended June 30, 2000, Cabot realized losses associated with the hedging activity of $7 million, of which $6 million was realized during the third quarter of fiscal 2000.

H.   INTEREST RATE SWAPS

     Cabot maintains a percentage of fixed and variable rate debt within defined parameters. Cabot used interest rate swaps to hedge its exposure on fixed and variable rate debt positions through January 2000.

     During the first quarter of fiscal 2000, Cabot settled one of its remaining two interest rate swap agreements with a $50 million notional principal amount. The cost associated with this settlement was approximately $1 million and will be amortized over the remaining eight year life of the hedged debt positions. As of December 31, 1999, the notional principal amount of the remaining interest rate swap agreement was $50 million, expiring in 2007. In January 2000, Cabot settled the remaining interest rate swap agreement. The cost associated with this settlement was immaterial. For the first nine months of fiscal 2000, the gains or losses in interest income or expense associated with these agreements was immaterial.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2000

          (Preferred shares in thousands and common shares in millions)

                                    UNAUDITED

I.   STOCKHOLDERS' EQUITY

     The following table summarizes the changes in shares of stock for the three months ended June 30:

                                                   2000
                                                   ----
     PREFERRED STOCK
       Balance at March 31, 2000                    75
                                                   ===
       Balance at June 30, 2000                     75
                                                   ===


     PREFERRED TREASURY STOCK
       Balance at March 31, 2000                    11
       Purchased preferred treasury stock            1
                                                   ---
       Balance at June 30, 2000                     12
                                                   ===
     COMMON STOCK
       Balance at March 31, 2000                    67
       Issued common stock                          --
       Purchased and retired common stock           (1)
                                                   ---
       Balance at June 30, 2000                     66
                                                   ===

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2000

          (Preferred shares in thousands and common shares in millions)

                                    UNAUDITED

I.   STOCKHOLDERS' EQUITY (CONTINUED)

     The following table summarizes the changes in shares of stock for the nine months ended June 30:

                                                     2000
                                                     ----
       PREFERRED STOCK
         Balance at September 30, 1999                75
                                                     ===
         Balance at June 30, 2000                     75
                                                     ===


       PREFERRED TREASURY STOCK
         Balance at September 30, 1999                10
         Purchased preferred treasury stock            2
                                                     ---
         Balance at June 30, 2000                     12
                                                     ===

       COMMON STOCK
         Balance at September 30, 1999                67
         Issued common stock                           1
         Purchased and retired common stock           (2)
                                                     ---
         Balance at June 30, 2000                     66
                                                     ===

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2000

                                  (In millions)

                                    UNAUDITED

J.   COMPREHENSIVE INCOME

     The pre-tax, tax, and after-tax effects of the components of other comprehensive loss for the three months ended June 30 are shown below:

                                                                Pre-tax         Tax     After-tax
                                                                -------         ---     ---------
        2000
        Foreign currency translation adjustments                $  (9)         $ --       $   (9)
        Unrealized holding gain arising during period on
           marketable equity securities                             1            --            1
                                                                -----          ----       ------
        Other comprehensive loss                                $  (8)         $ --       $   (8)
                                                                =====          ====       ======



                                                                Pre-tax         Tax     After-tax
                                                                -------         ---     ---------
        1999
        Foreign currency translation adjustments                $  (6)         $ --       $   (6)
        Unrealized holding loss arising during period on
           marketable equity securities                            (6)           --           (6)
                                                                -----          ----       ------
        Other comprehensive loss                                $ (12)         $ --       $  (12)
                                                                =====          ====       ======

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2000

                                  (In millions)

                                    UNAUDITED

J.   COMPREHENSIVE INCOME (CONTINUED)

     The pre-tax, tax, and after-tax effects of the components of other comprehensive loss for the nine months ended June 30 are shown below:

                                                                       Pre-tax          Tax       After-tax
                                                                       -------          ---       ---------
        2000
        Foreign currency translation adjustments                        $ (35)          $ --        $  (35)
        Unrealized holding gain (loss) arising during period on
           marketable equity securities                                     3             (1)            2
                                                                        -----            ---        ------
        Other comprehensive loss                                        $ (32)          $ (1)       $  (33)
                                                                        =====           ====        ======



                                                                       Pre-tax          Tax       After-tax
                                                                       -------          ---       ---------
        1999
        Foreign currency translation adjustments                        $ (35)          $ --        $  (35)
        Unrealized holding gain (loss) arising during period
           on marketable equity securities                                (22)             5           (17)
                                                                        -----            ---        ------
        Other comprehensive income (loss)                               $ (57)          $  5        $  (52)
                                                                        =====           ====        ======



     The balance of related after-tax components comprising accumulated other comprehensive loss as of June 30 is summarized below:

                                                                 2000           1999
                                                                 ----           ----

        Foreign currency translation adjustment                  $(82)          $(65)
        Unrealized gain on marketable equity securities             5             --
                                                                 ----           ----
        Accumulated other comprehensive loss                     $(77)          $(65)
                                                                 ====           ====

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2000

                     (In millions, except per share amounts)

                                    UNAUDITED


K.   EARNINGS PER SHARE

                                                                                    Three Months Ended June 30
                                                                                        2000           1999
                                                                                        ----           ----
     Basic and diluted earnings per share (EPS) were calculated as follows:
     BASIC EPS
        Income available to common shares (numerator)                                  $  45          $  22
                                                                                       =====          =====

        Weighted-average common shares outstanding                                        67             66
        Less: Contingently issuable shares                                                (2)            (2)
                                                                                       -----          -----
        Adjusted weighted-average shares (denominator)                                    65             64
                                                                                       =====          =====

        Basic EPS                                                                      $0.69          $0.34
                                                                                       =====          =====

     DILUTED EPS
        Income available to common shares                                              $  45          $  22
        Dividends on preferred stock                                                       1             --
        Less: Income effect of assumed conversion of preferred stock                      (1)            --
                                                                                       -----          -----
        Income available to common shares plus assumed conversions (numerator)         $  45          $  22
                                                                                       =====          =====

        Weighted-average common shares outstanding                                        67             66
        Effect of dilutive securities: stock-based compensation(1)                         6              6
                                                                                       -----          -----
        Adjusted weighted-average shares (denominator)                                    73             72
                                                                                       =====          =====

        Diluted EPS                                                                    $0.62          $0.30
                                                                                       =====          =====

(1)  Of the options to purchase shares of common stock outstanding at June 30,
     0.2 million and 0.3 million shares were not included in the computation of diluted EPS because those options' exercise price was greater than the average market price of the common shares for 2000 and 1999, respectively.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2000

                     (In millions, except per share amounts)

                                    UNAUDITED


K.   EARNINGS PER SHARE (CONTINUED)

                                                                                      Nine Months Ended June 30
                                                                                        2000            1999
                                                                                        ----            ----
     Basic and diluted earnings per share (EPS) were calculated as follows:
     BASIC EPS
        Income available to common shares (numerator)                                   $ 122           $  85
                                                                                        =====           =====

        Weighted-average common shares outstanding                                         67              67
        Less: Contingently issuable shares                                                 (2)             (2)
                                                                                        -----           -----
        Adjusted weighted-average shares (denominator)                                     65              65
                                                                                        =====           =====

        Basic EPS                                                                       $1.88           $1.31
                                                                                        =====           =====

     DILUTED EPS
        Income available to common shares                                               $ 122           $  85
        Dividends on preferred stock                                                        2               2
        Less: Income effect of assumed conversion of preferred stock                       (1)             (1)
                                                                                        -----           -----
        Income available to common shares plus assumed conversions (numerator)          $ 123           $  86
                                                                                        =====           =====

        Weighted-average common shares outstanding                                         67              67
        Effect of dilutive securities: stock-based compensation(1)                          6               6
                                                                                        -----           -----
        Adjusted weighted-average shares (denominator)                                     73              73
                                                                                        =====           =====

        Diluted EPS                                                                     $1.69           $1.18
                                                                                        =====           =====

(1)  Of the options to purchase shares of common stock outstanding at June 30,
     0.3 million and 0.3 million shares were not included in the computation of diluted EPS because those options' exercise price was greater than the average market price of the common shares for 2000 and 1999, respectively.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2000

                                  (In millions)

                                    UNAUDITED

L.   FINANCIAL INFORMATION BY SEGMENT

     The framework for segment reporting is intended to give analysts and other financial statement users a view of Cabot "through the eyes of management". It designates Cabot's internal management reporting structure as the basis for determining Cabot's reportable segments, as well as the basis for determining the information to be disclosed for those segments. The following table provides financial information by segment for the three months ended June 30:


------------------------------------------------------------------------------------------------------------------------------------
                                                     CHEMICAL   PERFORMANCE     SPECIALTY     SEGMENT     UNALLOCATED   CONSOLIDATED
                                                   BUSINESSES     MATERIALS        FLUIDS       TOTAL       AND OTHER       TOTAL(6)
                                                   ----------   -----------     ---------     -------     -----------   ------------
2000
Net sales and other operating revenues(1)(2)          $357          $ 56          $  6          $419          $(21)          $398
Profit (loss) before taxes(3)                         $ 48          $ 10          $ --          $ 58          $ (5)          $ 53

------------------------------------------------------------------------------------------------------------------------------------

1999
Net sales and other operating revenues(1)(2)          $309          $ 51          $  3          $363          $(17)          $346
Profit (loss) before taxes(3)                         $ 44          $ 11          $ (1)         $ 54          $(25)          $ 29
      ------------------------------------------------------------------------------------------------------------------------------


     Unallocated and other net sales and other operating revenues includes the following:

      ------------------------------------------------------------------
                                                  2000           1999
                                                  ----           ----
     Equity affiliate sales                       $(20)          $(18)
     Royalties paid by equity affiliates             2              2
     Interoperating segment revenues                (3)            (1)
                                                  ----           ----
          Total                                   $(21)          $(17)
                                                  ====           ====
      ------------------------------------------------------------------


     Unallocated and other profit (loss) before taxes includes the following:

-----------------------------------------------------------------------------
                                                      2000           1999
                                                      ----           ----
Interest expense                                      $ (7)          $(10)
Gain on sale of equity securities                       --              5
General unallocated income (expense)(4)                 (1)            (1)
Special items(5)                                         8            (16)
Equity in net income of affiliated companies            (5)            (3)
                                                      ----           ----
     Total                                            $ (5)          $(25)
                                                      ====           ====
-----------------------------------------------------------------------------


(1) Net sales for certain operating segments include 100% of equity affiliate sales and transfers of materials at cost and market-based prices.
(2) Unallocated and other reflects an adjustment for equity affiliate sales and interoperating segment revenues and includes royalties paid by equity affiliates.
(3) Segment profit is a measure used by Cabot's chief operating decision-makers to measure consolidated operating results and assess segment performance. It includes equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest, and corporate governance costs, and excludes foreign currency transaction gains (losses), interest income (expense) and dividend income.
(4) General unallocated income (expense) includes foreign currency transaction gains (losses), interest income (expense), dividend income, and adjustments for minority interest, as well as timing adjustments between Cabot and its segments and corporate allocations previously allocated to discontinued segments.
(5) Special items include a $8 million pre-tax settlement of insurance litigation for fiscal 2000 and a $16 million charge for cost reduction initiatives for fiscal 1999.
(6) The consolidated total presents the results of Cabot's continuing operations. The results of the Liquefied Natural Gas and Microelectronics segments are presented as discontinued operations.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2000

                                  (In millions)

                                    UNAUDITED

L.   FINANCIAL INFORMATION BY SEGMENT (CONTINUED)

     The framework for segment reporting is intended to give analysts and other financial statement users a view of Cabot "through the eyes of management". It designates Cabot's internal management reporting structure as the basis for determining Cabot's reportable segments, as well as the basis for determining the information to be disclosed for those segments. The following table provides financial information by segment for the nine months ended June 30:


------------------------------------------------------------------------------------------------------------------------------------
                                                 CHEMICAL   PERFORMANCE  SPECIALTY      SEGMENT        UNALLOCATED    CONSOLIDATED
                                               BUSINESSES     MATERIALS     FLUIDS        TOTAL          AND OTHER        TOTAL(6)
                                               ----------   -----------  ---------      -------        -----------    ------------
2000
Net sales and other operating revenues (1) (2)   $1,029        $  161     $   15         $1,205          $  (62)          $1,143
Profit (loss) before taxes(3)                    $  150        $   26     $   (3)        $  173          $  (29)          $  144

------------------------------------------------------------------------------------------------------------------------------------

1999
Net sales and other operating revenues (1) (2)   $  919        $  134     $    9         $1,062          $  (49)          $1,013
Profit (loss) before taxes (3)                   $  139        $   20     $   (2)        $  157          $  (50)          $  107
      ------------------------------------------------------------------------------------------------------------------------------


Unallocated and other net sales and other operating revenues includes the following:

      ------------------------------------------------------------------
                                                  2000           1999
                                                  ----           ----
     Equity affiliate sales                       $(61)          $(49)
     Royalties paid by equity affiliates             6              5
     Interoperating segment revenues                (7)            (5)
                                                  ----           ----
          Total                                   $(62)          $(49)
                                                  ====           ====
      ------------------------------------------------------------------


Unallocated and other profit (loss) before taxes includes the following:

---------------------------------------------------------------------------
                                                      2000            1999
                                                      ----            ----
     Interest expense                                $ (26)          $ (29)
     Gain on sale of equity securities                   -              10
     General unallocated income (expense) (4)           (3)             (6)
     Special items (5)                                   8             (16)
     Equity in net income of affiliated companies       (8)             (9)
                                                     -----           -----
          Total                                      $ (29)          $ (50)
                                                     =====           =====
---------------------------------------------------------------------------

(1) Net sales for certain operating segments include 100% of equity affiliate sales and transfers of materials at cost and market-based prices.
(2) Unallocated and other reflects an adjustment for equity affiliate sales and interoperating segment revenues and includes royalties paid by equity affiliates.
(3) Segment profit is a measure used by Cabot's chief operating decision-makers to measure consolidated operating results and assess segment performance. It includes equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest, and corporate governance costs, and excludes foreign currency transaction gains (losses), interest income (expense) and dividend income.
(4) General unallocated income (expense) includes foreign currency transaction gains (losses), interest income (expense), dividend income, and adjustments for minority interest, as well as timing adjustments between Cabot and its segments and corporate allocations previously allocated to discontinued segments.
(5) Special items include a $8 million pre-tax settlement of insurance litigation for fiscal 2000 and a $16 million charge for cost reduction initiatives for fiscal 1999.
(6) The consolidated total presents the results of Cabot's continuing operations. The results of the Liquefied Natural Gas and Microelectronics segments are presented as discontinued operations.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2000
                                    UNAUDITED


M.   RECENT ACCOUNTING DEVELOPMENTS

     In December 1999, the Securities and Exchange Commission (SEC), released Staff Accounting Bulletin No. 101 (SAB 101), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. In June 2000, the SEC released SAB 101B, which postponed the effective date SAB 101 to the fourth quarter of fiscal years beginning after December 15, 1999. Cabot will be required to be in conformity with the provisions of SAB 101 in the fourth quarter of fiscal 2001. Cabot is currently evaluating the impact that SAB 101 will have on its financial condition and results of operations.

                                CABOT CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In July 2000, Cabot Corporation (Cabot) announced plans to divest itself of its microelectronics segment and its liquefied natural gas (LNG) segment. Cabot will spin-off its remaining 80.5% equity interest in Cabot Microelectronics Corporation (CMC) by distribution of a special dividend. The dividend will reflect Cabot's remaining interest in CMC and will be distributed to Cabot's shareholders of record as of the close of regular trading on the New York Stock Exchange on September 13, 2000. While the exact distribution ratio will not be known until the record date, it is anticipated that each shareholder of Cabot common stock will receive approximately 0.28 shares of CMC for each share of Cabot owned. In addition, Cabot has agreed to sell its LNG segment to Tractebel, Inc. The $680 million cash deal includes Cabot's LNG terminal in Everett, Massachusetts, its LNG tanker, the Matthew, and its equity interest in the Atlantic LNG liquefaction plant in Trinidad. The sale is expected to close in the fourth quarter of fiscal 2000. Cabot's consolidated financial statements for all periods present CMC and LNG as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. For further information regarding these discontinued operations, see Note C of the consolidated financial statements. Unless otherwise indicated, the following discussion relates to Cabot's continuing operations.

I. RESULTS OF OPERATIONS

Sales and operating profit by segment are shown in Note L to the Consolidated Financial Statements.

THREE MONTHS ENDED JUNE 30, 2000 VERSUS
THREE MONTHS ENDED JUNE 30, 1999

Net income for the third quarter of fiscal 2000 was $46 million ($0.62 per diluted common share) compared to $22 million ($0.30 per diluted common share) in the same quarter a year ago. Included in this year's results is a $0.07 per diluted share special item benefit from the settlement of insurance litigation. Included in last year's results was a charge from the incurrence of cost reduction initiatives which were offset by a gain on a sale of equity securities resulting in a net ($0.10) per diluted share special item charge. Earnings per diluted share of $0.55 (exclusive of the $0.07 special item) may be attributed $0.44 and $0.11 to continuing operations and discontinued operations, respectively.

Strong volumes and an economic recovery in some overseas markets increased sales by $52 million from $346 million last year to $398 million this year. Operating profit before special items increased 7% to $58 million from $54 million last year. Increased volumes in all businesses and significant cost reductions more than offset the effects of higher carbon black feedstock costs and unfavorable currency fluctuations.

Sales for the Chemicals Businesses increased 16% to $357 million this year from $309 million last year. Higher volumes and selling prices increased sales 7% and 12%, respectively. However, sales were reduced by the negative impact of a weakened Euro. Operating profit increased from $44 million to $48 million. This 9% increase in profit is primarily attributed to increased volume, increased pricing, and a noticeable reduction in manufacturing and overhead costs.

For the third quarter of fiscal 2000, carbon black sales increased 14%. Higher volumes and modest price increases were partially offset by negative foreign exchange effects in Europe. Volumes in Cabot's carbon black business were very strong. Record sales volumes were achieved in North and South America with a marked improvement in Asia Pacific. Overall, volumes improved 11% this quarter versus the third quarter of last year. Significant increases in oil prices caused average feedstock costs to increase approximately 39%, or $37 million, in the third quarter of fiscal 2000 versus the third quarter last year. Carbon black has not been able to fully recover the lost margin resulting from increases in its feedstock costs. However, carbon black benefited from reductions in selling and administrative, conversion, and research and development costs which caused a $6 million improvement in operating profit. Overall, operating profit improved 18%.

                                CABOT CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fumed metal oxides, including fumed silica, sales increased 11% and volumes increased 9%. Volume improvements, driven mainly by increased sales to Dow Corning and CMC, were offset by increased operating costs related to Cabot's new fumed metal oxides plant in Midland, Michigan, resulting in $2 million lower operating profit compared with last year's third quarter.

Cabot's inkjet colorants business reported $1 million in operating profit which marks the business' first profitable quarter ever.

Performance Materials sales were $56 million in the third quarter of fiscal 2000 compared with $51 million in 1999. However, increased volumes were offset by a rise in raw material costs (tantalum) and onetime labor related costs, which, resulted in a $1 million decrease in operating profit.

Specialty Fluids sales in the third quarter were $6 million versus $3 million last year. This business focuses on commercializing cesium formate drilling and completion fluids for oil and gas wells. Sales to date have been generated from the production and sale of cesium formate fluids as well as spodumene and tantalum. During the third quarter, cesium formate was used successfully in six additional North Sea completion operations. Increased revenue together with reduced costs have resulted in this business' first breakeven quarter ever.

Research and technical service spending was $11 million for the third quarter, down 21% from $14 million in the third quarter of last year. The decrease reflected reduced spending in Performance Materials and the Chemical Businesses. Selling and administrative expenses were $44 million for the third quarter, down 8% from $48 million in the third quarter of last year. Selling and administrative expenses were 11% of sales in the current quarter compared with 14% a year ago.

Cabot's effective tax rate was 36% for the quarters ended June 30, 2000 and 1999.

NINE MONTHS ENDED JUNE 30, 2000 VERSUS
NINE MONTHS ENDED JUNE 30, 1999

Net income for the first nine months of fiscal 2000 was $124 million compared with $87 for the first nine months of fiscal 1999. Similarly, operating profit before special items increased 10% to $173 million from $157 million.

In the Chemical Businesses, sales increased 12% to $1,029 million from $919 million last year. Operating profit increased 8% to $150 million from $139 million. This increase was primarily driven by larger volumes, higher prices, and significant cost reductions. These factors offset increased carbon black feedstock costs and the impact of negative foreign currency trends, primarily in Europe.

Performance Materials sales were $161 million, up 20% from the first nine months of fiscal 1999. Operating profit increased to $26 million from $20 million due to an increased demand for tantalum capacitors from the wireless telecommunications and electronics industries.

Specialty Fluids reported a loss of $3 million for the nine month period ended June 30, 2000 versus a $2 million loss last year. As of June 30, 2000, cesium formate fluids were used successfully in 13 North Sea completion operations.

                                CABOT CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

II. CASH FLOWS AND LIQUIDITY

During the first nine months of the year, Cabot's operations provided $181 million of cash compared to $67 million of cash last year.

Capital spending for the first nine months of the year was $101 million. The major components of the fiscal 2000 capital program include maintenance and replacement projects, CMC plant expansion, and expansion of vaporization capacity at the LNG terminal in Everett, Massachusetts. Cabot plans to make approximately $170 million of capital expenditures during the fiscal year.

On January 14, 2000, Cabot's Board of Directors authorized the repurchase of 4 million shares of Cabot's common stock, superceding prior authorizations. During the first nine months of fiscal 2000, Cabot purchased approximately 1.5 million shares of common stock. At June 30, 2000, approximately 2.5 million shares remained under the January 2000 authorization.

On March 20, 2000, Cabot entered into a forward agreement with an investment bank to repurchase Cabot common stock on the open market. The agreement provided for the purchase of 1 million shares at an average price of $23.74 per share. Cabot settled the contract on June 29, 2000.

On April 4, 2000, CMC, a subsidiary of Cabot, sold 4.6 million shares of its common stock in an initial public offering (IPO). The 4.6 million shares represented approximately 19.5% of CMC. The net proceeds from the IPO were approximately $83 million. Cabot received an aggregate of approximately $81 million in dividends from CMC.

On May 18, 2000, Cabot repurchased $16 million in 8.36% Cabot Medium Term Notes. The notes were due to mature August 17, 2022.

Cabot's ratio of total debt (including short-term debt net of cash) to capital decreased to 35% at June 30, 2000 from 49% at the end of the third quarter of fiscal 1999.

Cabot maintains a credit agreement under which it may, under certain conditions, borrow up to $300 million at floating rates. The facility is available through January 3, 2002. As of June 30, 2000, Cabot had no borrowing outstanding under this arrangement. Management expects cash from operations and present financing arrangements, including Cabot's unused line of credit and shelf registration for debt securities, to be sufficient to meet Cabot's cash requirements for the foreseeable future.

Cabot has concluded discussions with a major Asia Pacific customer regarding delinquent outstanding trade receivables. Extended terms have been granted to the customer and Cabot believes the probability of collection is high.

FORWARD LOOKING INFORMATION

Included herein are statements relating to management's projections of future profits, the possible achievement of Cabot's financial goals and objectives, and management's expectations for Cabot's product development program. Actual results may differ materially from the results anticipated in the statements included herein due to a variety of factors, including market supply and demand conditions, fluctuations in currency exchange rates, cost of raw materials, patent rights of others, demand for Cabot's customers' products, and competitors' reactions to market conditions. Timely commercialization of products under development by Cabot may be disrupted or delayed by technical difficulties, market acceptance or competitors' new products, as well as difficulties in moving from the experimental stage to the production stage.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  EXHIBITS

          The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

          Exhibit
          Number                    Description
          -------                   -----------
          27.1                      Financial Data Schedule for the period
                                    ended June 30, 2000, filed herewith.
                                    (Not included with printed copy of Form 10-Q.)

          27.2 Restated Financial Data Schedule for the period ended June 30, 1999, filed herewith.
                                    (Not included with printed copy of Form 10-Q.)


     (b)  REPORTS ON FORM 8-K

          No report on Form 8-K was filed by the Company during the three months ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CABOT CORPORATION



Date:  August 14, 2000                          /s/ Robert L. Culver
                                                --------------------------------
                                                Robert L. Culver
                                                Executive Vice President and
                                                Chief Financial Officer


Date:  August 14, 2000                          /s/ William T. Anderson
                                                --------------------------------
                                                William T. Anderson
                                                Vice President and Controller
                                                (Chief Accounting Officer)