Form 10-K
period 2000-09-30
CABOT CORP
filed 2000-12-28
CIK 16040

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                                       OR

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM  _______________ TO  _______________

                         COMMISSION FILE NUMBER 1-5667

                               CABOT CORPORATION
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      04-2271897
         (State or other jurisdiction                          (IRS Employer
      of incorporation or organization)                     Identification No.)
         TWO SEAPORT LANE, SUITE 1300
            BOSTON, MASSACHUSETTS                                  02210
   (Address of Principal Executive Offices)                      (Zip Code)

                                 (617) 345-0100
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                    COMMON STOCK, $1.00 PAR VALUE PER SHARE:

        67,037,083 SHARES OUTSTANDING                      BOSTON STOCK EXCHANGE
             AT NOVEMBER 30, 2000                         NEW YORK STOCK EXCHANGE
                                                              PACIFIC EXCHANGE

                        PREFERRED STOCK PURCHASE RIGHTS

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the Registrant's common stock held beneficially or of record by shareholders who are not directors or executive officers of the Registrant at November 30, 2000, was approximately $1,512,170,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

     Cabot's business was founded in 1882 and incorporated in the State of Delaware in 1960. The Company has businesses in chemicals, performance materials, and specialty fluids. The Company and its affiliates have manufacturing facilities in the United States and more than 20 other countries.

     The terms "Cabot" and "Company" as used in this Report refer to Cabot Corporation and its consolidated subsidiaries.

     The description of the Company's businesses is as of September 30, 2000, unless otherwise noted. Information regarding the Company's revenues and profits by business segment and geographic area appears in the Continuing Operations section of the Management's Discussion and Analysis of Financial Condition and Results of Operations which appears in Item 7, and in Note R of the Notes to the Company's Consolidated Financial Statements, which appears in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2000.

     During the fiscal year ended September 30, 2000, Cabot repurchased approximately 1.8 million shares of its common stock, $1.00 par value per share (the "Common Stock"), for the purpose of reducing the total number of shares outstanding as well as offsetting shares issued under the Company's employee incentive compensation programs.

     Additional information regarding significant events affecting the Company during its fiscal year ended September 30, 2000, appears in Management's Discussion and Analysis of Financial Condition and Results of Operations which appears in Item 7 of this annual report on Form 10-K for the fiscal year ended September 30, 2000.

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

     The Company believes that it is the leading manufacturer of carbon black in the world, with an estimated one-quarter of the worldwide production capacity and market share of carbon black. The Company competes in the manufacture of carbon black primarily with two companies having an international presence and with at least 20 other companies in various regional markets in which it operates (see "Other" below).

     Carbon black plants owned by Cabot or a subsidiary are located in Argentina, Australia, Brazil, Canada, Colombia, The People's Republic of China, the Czech Republic, England, France (two plants), India, Indonesia (two plants), Italy, Japan, The Netherlands, Spain and the United States (four plants). Affiliates of the Company own carbon black plants in Japan (two plants), Malaysia, Mexico and Venezuela. Headquarters for the Company's carbon black business are located in Boston, Massachusetts, with regional headquarters in Atlanta, Georgia (North America), Sao Paulo, Brazil (South America), Suresnes, France (Europe) and Kuala Lumpur, Malaysia (Pacific Asia). Some of the plants listed above are built on leased land (see "Properties," below). Because of improving economic conditions in Asia, production at the Company's Merak facility, one of the two it owns in Indonesia, has been resumed. See Note B of the Notes to the Company's

Consolidated Financial Statements which appears in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2000.

     The principal raw materials used in the manufacture of carbon black are carbon black oils, a portion of the residual oil pool which is derived from petroleum refining operations and from the distillation of coal tars and the production of ethylene throughout the world. The availability of raw materials has not been and is not expected to be a significant factor for the Company's carbon black business. Raw material costs are influenced by the cost and availability of oil worldwide and the availability of various types of carbon black oils. During the second half of fiscal year 1999 and fiscal year 2000, the price of raw materials for the carbon black business increased significantly.

     Sales are generally made by employees of the Company or its affiliates in the countries where carbon black plants are located. Export sales are generally made through distributors or sales representatives in conjunction with Company employees. In fiscal year 1999, the Company's plastics business began marketing carbon black to the plastics industry. Sales are made under various trademarks owned by Cabot. (See "Other," below.)

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

     The Company combined its existing plastics business, which consisted of concentrates and compounds, with a portion of the special blacks category of the Company's carbon black business. The Company's plastics business now markets carbon black, and produces and markets black and white thermoplastic concentrates and specialty compounds, to the plastics industry. Major applications for the materials produced and sold by the Company's plastics business include pipe and tubing, packaging and agricultural film, automotive components, cable sheathing and special packaging for use in the electronics industry. Customers use the carbon black marketed by the plastics business to provide color, UV protection, electrical conductivity and opacity in plastics. Sales are made under various Cabot trademarks, each of which is either registered or pending in one or more countries (see "Other" below). Sales are made by Company employees and through sales representatives and distributors primarily in Europe (concentrates, compounds and carbon black), North America (carbon black) and Asia (concentrates, compounds and carbon black). The thermoplastic concentrates and compounds sold are produced in Company facilities in Europe and Hong Kong. The carbon black sold is produced in Company facilities in Europe, North America and Asia. The plastics business is headquartered in Leuven, Belgium. In Europe, the Company is one of the five leading producers of thermoplastic concentrates. Other than carbon black feedstock, the primary raw materials used in this business are titanium dioxide, thermoplastic resins and mineral fillers. The price of thermoplastic resins increased rapidly during the second half of fiscal 1999 and during fiscal year 2000. Such price fluctuations are not unusual in the plastics industry, but the temporary effect has been to cause customers to increase their inventories and, hence, to increase the sales volumes for this business. The Company expects that if the price of thermoplastic resins declines substantially, the level of orders will decrease. Raw materials are, in general, readily available.

FUMED METAL OXIDES

     The Company manufactures and sells fumed metal oxides, including fumed silica and fumed alumina and dispersions thereof under various trademarks. Fumed silica is an ultra-fine, high-purity particle used as a reinforcing, thickening, abrasive, thixotropic, suspending or anti-caking agent in a wide variety of products produced for the automotive, construction, microelectronics, and consumer products industries, including adhesives, sealants, cosmetics, inks, silicone rubber, coatings, polishing and pharmaceuticals. The headquarters for the Company's fumed silica business are located in Billerica, Massachusetts. This business has two North American fumed silica manufacturing plants, which are located in Tuscola, Illinois and Midland,

Michigan. The Midland plant was completed in September 1999 and began operations in November 1999. The performance of the plant was subject to delays in reaching full anticipated output levels during 2000. Full output and qualification are expected to be achieved in fiscal year 2001. The Company owns a manufacturing plant in Wales and owns a manufacturing plant in Germany. In addition, a joint venture owned 50% by the Company and 50% by an Indian entity owns a plant in India, which began operations in the spring of 1998. Raw materials for the production of fumed silica are various chlorosilane feedstocks. The feedstocks are either purchased or toll converted for owners of the materials. The Company has long-term procurement contracts or arrangements in place for the purchase of feedstock for this business, which it believes will enable it to meet its raw material requirements for the foreseeable future. In addition the Company buys some materials in the spot market in order to help ensure flexibility and minimize costs. Sales of fumed metal oxides products are made by Company employees and through distributors and sales representatives. There are four principal producers of fumed silica in the world (see "Other" below). The Company believes it is the leading producer and seller of this chemical in the United States and second worldwide.

INKJET COLORANTS

     Inkjet colorants are pigment-based black colorants, which are designed to replace traditional pigment dispersions and dyes used in inkjet printing applications. Products produced by the Company's inkjet colorants business, formed in 1996, target various printing markets, including home and office printers, wide format printers, and commercial and industrial printing applications. The Company's colorants have become integral components in several inkjet printing systems introduced to the market since 1998. Sales are made by Company employees and through distributors and sales representatives. The headquarters of the Company's inkjet colorants business are located in Billerica, Massachusetts. Raw materials for the inkjet colorants business include carbon black, as well as other products, from various sources. The Company believes that all raw materials for this business are in adequate supply.

                             PERFORMANCE MATERIALS

     The Company produces tantalum, niobium (columbium) and their alloys for the electronic materials and refractory metals industries, and cesium, germanium, rubidium and tellurium for a wide variety of industries including the fiber optics and specialty chemicals industries. The Company is discontinuing operations at its Revere, Pennsylvania semi-works facility and will no longer produce germanium, rubidium and tellurium. The cesium business will be transferred to the management of Cabot's Specialty Fluids business headquartered in The Woodlands, Texas. Tantalum, which accounts for the majority of this business' sales, is produced in various forms including powder and wire for electronic capacitors. Tantalum and niobium and their alloys are also produced in wrought form for non-electronic applications such as chemical process equipment and the production of superalloys, and for various other industrial and aerospace applications. The headquarters and principal manufacturing facility for this business are in Boyertown, Pennsylvania. An affiliate of the Company has a manufacturing plant in Japan. Raw materials are obtained by the Company from ores mined principally in Africa, Australia, Brazil and Canada and from by-product tin slags from tin smelting mainly in Malaysia and Thailand. The strong current market demand has caused a short-term worldwide shortage in raw materials with increasing pressure on spot prices in the raw materials market. The Company continues to seek new sources of tantalum supply, and has entered into long-term contract commitments to incent the expansion of current sources to support future demand. Sales in the United States are made by Company employees, with export sales to Europe handled by Company employees, independent European sales representatives and an affiliated company. Sales in Japan and other parts of Asia are handled primarily through employees of the Company's Japanese affiliate. There are currently two principal groups producing tantalum and niobium in the western world, with an emerging competitor in China. The Company believes that it, together with its Japanese affiliate, is the leading producer of electronic grade tantalum powder products, with competitors having greater production in some other product lines (see "Other" below).

                                SPECIALTY FLUIDS

     The Company's specialty fluids business produces and markets cesium formate as a drilling and completion fluid for use in high pressure and high temperature oil and gas well operations. Cesium formate is a solids-free high-density fluid that has a low viscosity permitting it to flow readily in oil and gas wells. The Company expects the fluid to be especially beneficial to operators of wells where the oil or gas is difficult to reach. The fluid is resistant to high temperatures, does not damage producing reservoirs and is readily biodegradable. The Company has been shipping the fluid to Aberdeen, Scotland for application in its target market, the North Sea. Expanded commercial tests of the Company's cesium formate in this region during fiscal year 2000 continued to yield positive results. The Company expects those initial test results to boost industry confidence in the fluid, leading to additional applications. The specialty fluids business has its headquarters in The Woodlands, Texas, and has a mine and a cesium formate manufacturing facility in Manitoba, Canada. The Company expects to make cesium formate sales through existing oil field service companies, with periodic direct sales to oil and gas operating entities. Customers will either rent or purchase cesium formate from the Company. Those who rent cesium formate will be required to purchase any of the product that is not returned to the Company after the job is completed. The principal raw material used in this business is pollucite ore, which the Company obtains from its mine. The Company has an adequate supply of this cesium-rich ore, with approximately 82% of the world's known cesium reserves. Because each job for which cesium formate is used requires a large volume of the product, the specialty fluids business must carry a large inventory. Based on its current information, the Company expects to reclaim between 60% and 90% of the cesium formate used in each job, which will be returned to inventory for use in additional well operations. The Company's specialty fluids business also markets tantalum and spodumene to the electronics and pyroceramics industries. Sales of those products are made either by Company employees or its agent.

                            DISCONTINUED BUSINESSES

     As reported in the Company's Form 8-K filed October 3, 2000, on September 19, 2000 the Company sold all of its liquefied natural gas (LNG) business, which is being reported as a discontinued operation in the Financial Information being filed as a part of this annual report on Form 10-K. The Company also completed the initial public offering of approximately 20% of its microelectronics materials business, conducted by Cabot Microelectronics Corporation, in the third quarter of fiscal year 2000. The offering was followed by a distribution of the Company's remaining shares of Cabot Microelectronics Corporation common stock to Cabot shareholders which was completed on September 29, 2000, which was also reported in the Company's Form 8-K filed October 3, 2000. This business is also being reported as a discontinued operation in the Financial Information being filed as a part of this annual report on Form 10-K. See Note C of the Notes to the Company's Consolidated Financial Statements which appears in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2000.

                                     OTHER

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

     With the exception of the Company's former LNG business referred to above, the Company's businesses are generally not seasonal in nature, although they experience some decline in sales in the fourth fiscal quarter due to European summer plant shutdowns. The Company believes that as of September 30, 2000, approximately $84 million of backlog orders for its businesses were firm, compared to firm backlog orders as of September 30, 1999 of approximately $41 million (which excludes approximately $57 million relating to discontinued businesses). All of the 2000 backlog orders are expected to be filled during fiscal year 2001.

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

     Five major tire and rubber customers, one fumed metal oxides customer, two capacitor materials customers and one microelectronics customer represent a material portion of the total net sales and operating revenues of the Company's businesses; the loss of one or more of these customers might materially adversely affect the Company's businesses taken as a whole.

     Competition in the Company's businesses is based on price, service, quality, product performance and technical innovation. Competitive conditions also necessitate carrying an inventory of raw materials and finished goods in order to meet customers' needs for prompt delivery of products. Competition in quality, service, product performance and technical innovation is particularly significant for the fumed metal oxides, industrial products, special blacks, inkjet colorants and tantalum businesses. The Company's competitors, other than in the carbon black business, vary by product group.

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

EMPLOYEES

     As of September 30, 2000, the Company had approximately 4,500 employees. Approximately 300 employees in the United States are covered by collective bargaining agreements. The Company believes that its relations with its employees are satisfactory.

RESEARCH AND DEVELOPMENT

     The Company develops new and improved products and processes and greater operating efficiencies through Company-sponsored research and technical service activities including those initiated in response to customer requests. Expenditures by the Company for such activities are shown in the Consolidated Statements of Income which appears in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2000.

SAFETY, HEALTH AND ENVIRONMENT

     The Company's operations are subject to various environmental laws and regulations. Over the past several years, the Company has expended considerable sums to add, improve, maintain and operate facilities for environmental protection.

     The Company has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the "Superfund law") with respect to several sites (see "Legal Proceedings," below). During the next several years, as remediation of various environmental sites is carried out, the Company expects to spend a significant portion of its $38 million environmental reserve for costs associated with such remediation. Additions are made to the reserve based on the Company's continuing analysis of its share of costs likely to be incurred at each site. The sites are primarily associated with divested businesses.

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

     In October 1999, the California Office of Environmental Health Hazard Assessment ("OEHHA") published a Notice of Intent to add "carbon black (airborne particles of respirable size)" to its list of chemicals known to the state to cause cancer promulgated pursuant to the California Safe Drinking Water and Toxic Enforcement Act, commonly referred to as Proposition 65. OEHHA stated it was taking this action in light of IARC's 1996 reclassification of carbon black. Proposition 65 requires businesses to give warnings to individuals before they knowingly or intentionally expose them to chemicals subject to its requirements, and it prohibits businesses from knowingly discharging or releasing the chemicals into water or onto land where they could contaminate drinking water. The Company is working with the International Carbon Black Association and various customers and carbon black user groups to respond to the decision by OEHHA to add carbon black to the list of chemicals subject to Proposition 65.

FORWARD-LOOKING INFORMATION

     Included herein are statements relating to management's projections of future profits, the possible achievement of the Company's financial goals and objectives, and management's expectations for the Company's product development program. Actual results may differ materially from the results anticipated in the statements included herein due to a variety of factors, including but not limited to the following: market supply and demand conditions, fluctuations in currency exchange rates, changes in the rate of economic growth in the United States and other major international economies, changes in regulatory environments, changes in trade, monetary and fiscal policies around the world, pending and future litigation, cost of raw materials, patent rights of the Company and others, demand for the Company's customers' products and competitors' reactions to market conditions. Timely commercialization of products under development by the Company may be disrupted or delayed by technical difficulties, market acceptance or competitors' new products, as well as difficulties in moving from the experimental stage to the production stage. The risk management discussion and the estimated amounts generated from the analyses are forward-looking statements of market risk, assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The methods used by the Company to assess and mitigate risks should not be considered projections of future events or losses. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

FINANCIAL INFORMATION ABOUT SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Segment financial data are set forth in the Continuing Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and in Note R of the Notes to the Company's Consolidated Financial Statements, which appears in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2000. The Company's former LNG business and microelectronics materials business are being reported as discontinued operations in the Financial Information being filed as a part of this annual report on Form 10-K. A significant portion of the Company's revenues and operating profits is derived from overseas operations. The profitability of the Company's segments is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. (See the Geographic Area Information portion of Note R for further information relating to sales and profits and long-lived assets by geographic area and "Management's Discussion and Analysis of Financial Condition and Results of Operations".) Currency fluctuations and nationalization and expropriation of assets are risks inherent in international operations. The Company has taken steps it deems prudent in its international operations to diversify and otherwise to protect against these risks, including the use of foreign currency financial instruments to reduce the risk associated with changes in the value of certain foreign currencies compared to the U.S. dollar. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management" in Item 7, and Note Q of the Notes to the Company's Consolidated Financial Statements, which appears in Item 8, of this annual report on Form 10-K for the fiscal year ended September 30, 2000.)

ITEM 2.  PROPERTIES

     The Company owns, leases and operates office, production, storage, distribution, marketing and research and development facilities in the United States and in foreign countries.

     The principal facilities of the Company's business units are described generally in Item 1 above.

     The principal facilities owned by the Company in the United States are: (i) the administrative offices and manufacturing plants of its carbon black operations in Louisiana, Massachusetts, Texas and West Virginia; (ii) its research and development facilities in Illinois, Massachusetts and Pennsylvania; and (iii) administrative offices and manufacturing plants of its fumed metal oxides business in Illinois and Michigan, and its performance materials business in Pennsylvania.

     The Company's principal foreign owned facilities are held through subsidiaries and consist primarily of manufacturing facilities, together with administrative facilities and research and development facilities. The largest of such facilities are located in Australia, China, the Czech Republic, England, France, India, Indonesia and Italy, and are used by the Company's carbon black business. Administrative offices and manufacturing facilities of the fumed metal oxides business are owned in Wales. Portions of the owned facilities in the Czech Republic, France, Japan and Spain, and all of the owned facilities in China, Hong Kong, India, Indonesia, The Netherlands and Wales are located on leased land.

     The principal facilities leased by subsidiaries in locations outside the United States are administrative offices and research and development facilities of the carbon black operations in France and Malaysia, and administrative offices and manufacturing facilities of the specialty fluids business in Canada. In addition, the Company holds mining rights in Canada.

     The principal facilities leased by the Company in the United States are:
(i) its corporate headquarters in Massachusetts, and (ii) the headquarters of its North American carbon black business in Georgia. The Company relocated its corporate headquarters to a new location within Boston, Massachusetts in September 2000.

     The Company's administrative offices are generally suitable and adequate for their intended purposes. Existing manufacturing facilities of the Company are sufficient to meet the Company's anticipated requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in various lawsuits and environmental proceedings wherein substantial amounts are claimed. The following is a description of the significant proceedings pending as of September 30, 2000, unless otherwise specified.

  Environmental Proceedings

     In November 1997, Cabot was sued in the District Court of Potter County, Texas by K N Energy, Inc. ("KNE") and various related entities for environmental remediation costs at approximately 45 gas plants and compressor stations located in New Mexico, Oklahoma and Texas. In July 1998, an arbitration panel ordered Cabot to pay $3.38 million for past response costs incurred by KNE as well as up to 80% of future groundwater remediation costs at six of the sites as such costs are incurred by KNE. Cabot and Kinder Morgan, Inc., (KNE's successor) have agreed in principle to settle all remaining issues with Cabot paying an additional $942,000 and taking remedial responsibility directly at three of the remaining disputed sites. Cabot estimates the future remediation costs at these three sites to be in a range of $500,000 to $900,000.

     Beginning in May 1986, the Department of Environmental Protection of the State of New Jersey ("NJDEP") issued directives under the New Jersey Spill Compensation and Control Act to Cabot and other potentially responsible parties ("PRPs") to fund a remedial investigation for the cleanup of a six acre site in Old Bridge Township near Perth Amboy, New Jersey. Cabot and other PRPs contributed funds for a remedial investigation and feasibility study which was conducted by a consultant to NJDEP. In January 1996, ten companies, including Cabot, entered into an Administrative Consent Order with NJDEP which required them to perform an additional study of the site and to handle minor remedial work. Most of the work required by the 1996 order is complete, and the companies have submitted the results of their soils investigation to NJDEP. NJDEP has not determined what, if anything, will be required to address site soils. In 1997, the companies entered into an Administrative Consent Order with NJDEP whereby they agreed to contribute funds toward the cost of an interim groundwater remedy involving the collection of contaminated groundwater at the site and its conveyance to a local sewer authority over a two year period pending a final decision concerning long-term groundwater cleanup. The companies are currently collecting data and evaluating whether a remedy of natural attenuation for groundwater contamination associated with the site may be acceptable. Until additional studies are complete, it is not possible to identify what remediation, if any, will be required at the site. Cabot, along with certain other PRPs ("Plaintiff PRPs") filed litigation against the current owner of the property (Spiral Metal), the United States of America, and several other parties in U.S. District Court for the District of New Jersey in January 1999. The purpose of the litigation is to obtain deed restrictions on the property (allowing for non-residential cleanup standards to be applied) from the current owner and to obtain monetary contributions from the United States and the other parties which would be applied to future response costs at the site. The Plaintiff PRPs have commenced settlement discussions with the defendants and the litigation has essentially been stayed for a designated period to focus the parties' resources on the settlement discussions. Union Carbide Corp. and Oakite Products, two PRPs, filed separate related actions, which include contribution claims against the Plaintiff PRPs. The court has consolidated the three actions, all of which are subject to the stay on litigation activity pending settlement discussions.

     In 1986, Cabot sold a manufacturing facility in Reading, Pennsylvania to NGK Metals, Inc. ("NGK"). In doing so, Cabot agreed to share with NGK the costs of certain environmental remediation of the Reading plant site. After the sale, the United States Environmental Protection Agency ("EPA") issued an order to NGK requiring it to address soil and groundwater contamination at the site. Remediation activities at the Reading property are ongoing and the Company is contributing to the costs associated with those activities.

     Several lawsuits have been filed in 2000 in connection with Cabot's discontinued beryllium operations. Cabot entered the beryllium industry through an acquisition in 1978. It ceased manufacturing beryllium products at one of the acquired facilities in 1980, and another portion of Cabot's former beryllium business was sold to NGK Metals, Inc. in 1986. Two individuals who have resided for many years in the immediate vicinity of Cabot's former beryllium facility located in Reading, Pennsylvania have brought suit in United States District Court for the Eastern District of Pennsylvania against Cabot and NGK for personal injury allegedly caused by beryllium particle emissions produced at that facility over the course of many decades. There are also approximately ten other beryllium liability cases pending against Cabot in Tennessee, Pennsylvania, Illinois and California. In addition, other individuals who reside within a 6-mile zone surrounding the Reading facility have filed a purported class action in Pennsylvania state court seeking the creation of a trust fund to pay for the medical monitoring of the surrounding resident population. Another class action has been filed in Pennsylvania state court purportedly on behalf of all former employees of Cabot and NGK in Pennsylvania also seeking medical monitoring. A third class action, also filed in the United States District Court for the Eastern District of Pennsylvania, purports to assert claims on behalf of a nationwide class of workers who have been employed by customers of various beryllium manufacturers including Cabot. Plaintiffs in this action seek the creation of a "medical surveillance and screening program" for all class members. Finally, other individuals who reside within a 6-mile zone surrounding Cabot's former facility in Hazelton have filed a purported class action in Pennsylvania state court seeking the creation of a trust fund to pay for the medical monitoring of the surrounding resident population. The Company believes it has valid defenses to these actions and will assert them vigorously in the various venues in which claims have been asserted. In addition, Cabot is indemnified by NGK in connection with many of these matters. Moreover, recent federal legislation creating a federally funded compensation scheme for beryllium workers injured or otherwise requiring medical screening or testing may well affect certain of these pending beryllium cases.

     Cabot is one of approximately 25 parties identified by EPA as PRPs under the Superfund law with respect to the cleanup of Fields Brook (the "Brook"), a tributary of the Ashtabula River in northeast Ohio. From 1963 to 1972, Cabot owned two manufacturing facilities located beside the Brook. Pursuant to an EPA administrative order, 13 companies, including Cabot, are performing the design and other preliminary work relating to remediation of sediment in the Brook and soil in the floodplain and wetlands areas adjacent to the Brook. In 1997, EPA and the companies reached agreement on the remedy for these areas; EPA made certain changes to that remedy in response to its finding low levels of previously undetected radioactive material in the Brook. In addition, EPA's cost recovery claims have been settled, and the companies have negotiated consent decrees with EPA, the State of Ohio and the Natural Resource Trustees that settle the governments' claims for past costs and natural resource damages and obligates the companies to implement the agreed remedy. Those consent decrees were entered by the United States District Court for the Northern District of Ohio on July 7, 1999. Remediation efforts at the site are ongoing. Additional contamination was recently discovered at the site and is currently being evaluated by the performing companies, including Cabot.

     During the summer of 1998, Cabot joined a group of companies in forming the Ashtabula River Cooperative Group ("ARCG") which collectively agreed on an allocation for funding private party shares of a public/private partnership (the Ashtabula River Partnership (the "ARP")), established to conduct navigational dredging and environmental restoration of the Ashtabula River (the "River") in Ashtabula, Ohio. The ARP expects to obtain additional funding from both the federal and state governments for the project under the Federal Water Resources Development Act ("WRDA"). In September 1999, the ARP issued a Comprehensive Management Plan ("CMP") which placed an initial estimate of $42 million on the project. An updated cost estimate for the project is expected soon from the U.S. Army Corps of Engineers as part of the WRDA process. Under the statutory formula available for funding this project under WRDA, approximately 68% of its cost is to be borne by the federal government, leaving 32% of the cost for non-federal participants. The State of Ohio has pledged a contribution of $7 million to the project. The ARCG expects to be asked to bear a substantial percentage of the remaining costs. In addition, the ARCG has received a notice of claim for natural resource damages related to the River and the amount of that claim remains to be negotiated with the Natural Resource Trustees.

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

     Cabot is the holder of a Nuclear Regulatory Commission ("NRC") license for certain slag waste material deposited on industrial property on Tulpehocken Street in Reading, Pennsylvania in the late 1960s by a predecessor of Cabot that had leased a portion of the site to process tin slags. The slag material contains low levels of uranium and thorium, thus subjecting it to NRC jurisdiction. A consultant for Cabot has prepared a site decommissioning plan for the slag material which concludes that the levels of radioactivity in the slag are low enough that the material can be safely left in place and still meet NRC requirements for license termination without restrictions. Cabot's decommissioning plan proposing this in-place remedy was filed with the NRC in late August 1998. The current owner of the Tulpehocken Street site, the City of Reading and the Reading Redevelopment Authority (the "RRA") filed requests for a hearing with the NRC concerning Cabot's decommissioning plan, alleging various deficiencies with the plan. Cabot has reached an agreement with the City of Reading and the RRA to settle their claims. Under that agreement, assuming the NRC approves Cabot's decommissioning plan, Cabot will pay a fixed amount to the RRA over three or more years. Cabot continues to work with the NRC to obtain approval of the decommissioning plan.

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

     In 1994, EPA issued a Unilateral Administrative Order to Cabot and 11 other respondents pursuant to the Superfund law with respect to the Revere Chemical Site (a/k/a Echo Site) in Nockamixon Township, Bucks County, Pennsylvania (the "Revere Chemical Site"). The order required the respondents to design and implement several remedial measures at the Revere Chemical Site. Cabot responded to EPA's order by indicating that it should not have been named as a respondent and by raising several objections to the order. Certain other recipients of the order proceeded to conduct the work required by EPA, and Cabot understands that the remedial work has been completed. Cabot has been informed by the parties who performed the work that the total cost of cleanup activities at the site is estimated to be approximately $12 million, not including certain unreimbursed costs claimed by EPA. Cabot has initiated communications with the parties that conducted the work in order to explore whether settlement of Cabot's potential liability at the site may be feasible. Those discussions are on-going. In August 1999, Cabot received a letter from the U.S. Department of Justice ("DOJ"), which stated that EPA had asked the DOJ to bring an enforcement action against Cabot for its failure to comply with the EPA order. Cabot has entered into settlement discussions with the DOJ and EPA in an attempt to resolve that dispute.

     The EPA has recently completed an investigation of certain areas surrounding the Company's Boyertown, Pennsylvania facility. The investigation was prompted by media reports of complaints by area farmers of health impacts and damage to livestock and crops allegedly associated with emissions from the Boyertown facility. In a report dated November 2000, EPA stated that increased concentrations of some elements in environmental media at locations near the Boyertown site did not pose a health threat to the broad community necessitating a cleanup action by the EPA. The EPA report concluded that EPA could find no relationship between industrial emissions and reported poor farm production and animal health concerns. In November 1999, Cabot received a letter from an attorney representing certain farmers in the area threatening litigation concerning contamination alleged to be caused by the Boyertown plant. To date, no formal legal action has been taken. The Pennsylvania Department of Environmental Protection has requested that Cabot conduct additional groundwater investigations at the Boyertown facility to supplement studies conducted in the early 1990s. Those studies have been completed and have generally confirmed the findings of the earlier reports.

     In May 2000, the Direction Regionale de L'Industrie, de la Recherche et de L'Environment ("DRIRE") and the Prefecture de la Seine-Maritime (the "Prefecture") issued an order to United Chemical France S.A. ("UCF"), a French subsidiary of Cabot, requiring UCF to undertake a simplified risk assessment ("SRA") of a former waste dump operated by UCF from the mid-1960s to the early 1980s in the Town of Notre Dame de Gravenchon. The SRA was completed at the end of November 2000. It concluded that the site does not pose a major risk of groundwater contamination, and that no further investigation is necessary. The report has been submitted to the authorities in France but has not yet been approved by them. When Cabot purchased UCF in 1985, the seller indemnified Cabot for matters relating to events occurring prior to the sale, including environmental matters. Cabot has notified the seller that Cabot believes that the indemnification would cover costs related to the Final Order.

     In January 1999, DRIRE notified Cabot France S.A., a French subsidiary of Cabot, that the DRIRE was investigating groundwater pollution in the Montee des Pins area where Cabot France S.A.'s carbon black plant in Berre l'Etang, France is located. The DRIRE convened meetings of various industries in the area and asked them to work together on a study of area groundwater conditions. Ten companies, including Cabot France S.A., are working together to fund and undertake the initial study requested by the DRIRE. Cabot estimates that its share of this initial study will cost less than $10,000. Based on the results to date from this study, it is highly unlikely that Cabot will be required to fund future groundwater remediation in the area.

     Cabot, along with a number of other companies, is a PRP under the Superfund law with respect to the King of Prussia Technical Corp. site in Winslow Township, New Jersey. Work on site remediation was completed several years ago except for ongoing operation and maintenance of groundwater treatment facilities. Cabot and four other companies involved have agreed on the portions of the costs to be borne by each company. In a December 22, 1998 letter to Cabot and the other four companies, EPA demanded approximately $4.1 million in past costs at the site. This dispute has been resolved through settlement negotiations between the group of companies and EPA for $1.7 million. The prior agreement among Cabot and the four other companies fixes each party's respective share of the costs to be paid to EPA under the settlement.

     On June 5, 1999, there was a break in the pipeline used to transport carbon black feedstock from a nearby port to a Ravenna, Italy carbon black facility owned by Cabot Italiana S.p.A., a wholly-owned subsidiary of Cabot. The break was in a portion of the pipeline adjacent to a neighboring industrial facility. As a result, a substantial amount of carbon black feedstock was released at the neighboring facility. An expert for the public prosecutor in Ravenna has completed an initial investigation of the facts of the spill. He has concluded that the pipeline was damaged from drilling activity conducted by a third party, and that Cabot is not responsible for causing the spill. In the interim, the Company undertook emergency remediation efforts immediately following the spill. Claims have been asserted against the Company by the owner of the facility where the spill occurred and by the owners of a sewer system into which some of the oil flowed. In addition, the Company has asserted a claim against the third parties that caused the spill. The municipal environmental authorities issued an order to the Company and the parties who damaged the pipeline ordering them to undertake further activities to address conditions caused by the spill. The Company and the other parties have challenged issuance of the order, and the administrative courts in Italy are hearing the matter. The parties, including the Company, have entered into an agreement to fund most of the activities required by the administrative order, and work under that agreement is proceeding. As of December 2000, the Company has spent in excess of $5 million responding to the spill. The Company has notified its insurers about the spill and has received reimbursement from them for a substantial portion of those costs. At this point, the Company does not know the likely course that legal proceedings will take, and does not have an estimate of the costs, if any, that the Company will ultimately bear.

     The Louisiana Department of Environmental Quality ("LADEQ") notified Cabot in a January 5, 1995 letter of its potential liability with respect to the Great National Oil/Ida Gas site in Ida, Louisiana (the "Ida Site") and requested information regarding Cabot's activities related to the Ida Site or involvement with the Hartsell Oil Company of Rodessa, Louisiana. Cabot responded on February 15, 1995 by indicating that during the 1982 to 1984 time period, Cabot's Arcadia, Louisiana facility sold used oil to Hartsell for reprocessing. Cabot's Arcadia facility was sold to Haynes International, Inc. ("Haynes") in December 1986. Cabot believes that it is entitled to indemnity from Haynes pursuant to the acquisition agreement by which Haynes acquired the facility. Haynes has denied Cabot's request for indemnification but also requested additional information concerning this claim. In 1997, Cabot and eight other parties received a demand letter from LADEQ for oversight costs incurred in connection with the site from July 1989 to December 1996. Cabot paid its pro-rata share of those costs in April 1997, which payment was an immaterial amount. In May 2000, Cabot learned that the LADEQ intends to require the parties it has previously notified, including the Company, to perform investigation and cleanup activities at the site. The potential costs of those activities is unknown at this time.

     Cabot has received various requests for information and notifications that it may be a PRP at several other Superfund sites.

     As of September 30, 2000, approximately $38 million was reserved for environmental matters by the Company. This amount represents the Company's current best estimate of costs likely to be incurred based on its analysis of the extent of cleanup required, alternative cleanup methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site.

  Other Proceedings

     The Company is a defendant in a patent infringement case, Rodel v. Cabot, now pending in the federal court in Delaware, in which it is alleged that the Company's W2000 slurries and possibly other slurries made for use in Chemical Mechanical Planarization infringe, or contribute to the infringement of, a patent owned by Rodel (the "Roberts Patent"). The Company has filed an answer denying infringement and asserting that the Roberts Patent is not valid. The Company has also filed a motion to dismiss on the grounds that the plaintiff is not the owner of the Roberts Patent. Rodel requested re-examination of the Roberts Patent by the US Patent & Trademark Office. This lawsuit has been stayed pending re-examination. The Motion to Dismiss was denied with leave to renew. It appears that the Company has valid defenses and will vigorously defend the action. The Company is a defendant in a second patent infringement case, also entitled Rodel v. Cabot and pending in the federal court in Delaware, in which it is alleged that unidentified slurries made by the Company for use in Chemical Mechanical Planarization infringe, or contribute to the infringement of, one or two other patents owned by Rodel (the "Brancaleoni Patents"). The Company has filed an answer denying infringement and asserting that the Brancaleoni Patents are not valid. The Company's motion to dismiss on the grounds that the plaintiff is not the owner of the Brancaleoni Patents was denied. Discovery is in the early phase. It appears that the Company has valid defenses and will vigorously defend the action. Cabot Microelectronics Corporation, which was spun off from the Company in 2000, has assumed the Company's liabilities in connection with both of the foregoing cases.

     The Company has various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business. In the opinion of the Company, although final disposition of all of its suits and claims may impact the Company's financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on the Company's financial position. (See Note P of the Notes to the Company's Consolidated Financial Statements, which appears in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2000.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below for each person who was an executive officer of Cabot at the end of the 2000 fiscal year, is information, as of November 30, 2000, regarding his or her age, position(s) with Cabot, the periods during which he or she served as an officer and his or her business experience during at least the past five years:

          NAME            AGE        OFFICES HELD/BUSINESS EXPERIENCE                   DATES HELD
          ----            ---        --------------------------------                   ----------
John E. Anderson........  60    Cabot Corporation
                                Vice President, Safety, Health and
                                  Environmental Affairs                     March 2000 to present
                                Vice President and Director, Global
                                  Quality                                   March 1996 to March 2000
William T. Anderson.....  45    Cabot Corporation
                                Vice President                              March 2000 to present
                                Controller                                  September 1997 to present
                                Acting Corporate Controller and Assistant
                                  Controller                                February 1997 to September 1997
                                Assistant Controller                        July 1995 to February 1997
                                Private Eyes Sunglass Corporation
                                Chief Operating Officer                     1991 to 1995
                                Chief Financial Officer                     1990 to 1991
Samuel W. Bodman........  62    Cabot Corporation
                                Chairman of the Board                       October 1988 to present
                                President                                   February 1991 to February 1995
                                                                            January 1987 to October 1988
                                Chief Executive Officer                     February 1988 to present
Kennett F. Burnes.......  57    Cabot Corporation
                                President                                   February 1995 to present
                                Chief Operating Officer                     March 1996 to present
                                Executive Vice President                    October 1988 to February 1995
Robert L. Culver........  52    Cabot Corporation
                                Executive Vice President and Chief
                                  Financial Officer                         April 1997 to present
                                Northeastern University
                                Senior Vice President and Treasurer         October 1990 to April 1997
Ho-il Kim...............  42    Cabot Corporation
                                Vice President and General Counsel          July 2000 to present
                                Counsel                                     August 1992 to July 2000
William P. Noglows......  42    Cabot Corporation
                                Executive Vice President                    March 1998 to present
                                Vice President                              February 1994 to March 1998
                                Director of Global Manufacturing            November 1997 to present
                                General Manager, Cab-O-Sil Division         November 1992 to November 1997
Roland R. Silverio......  53    Cabot Corporation
                                Vice President                              May 1998 to present
                                Director of Human Resources/Organizational
                                  Effectiveness                             May 1998 to present
                                Director of Organizational Development      January 1998 to May 1998
                                                                            October 1992 to October 1995
                                Manager of Training and Development         July 1990 to October 1992
                                The Franklin Group
                                Managing Partner                            October 1995 to January 1998

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Cabot's Common Stock is listed for trading (symbol CBT) on the New York, Boston, and Pacific stock exchanges and the Chicago Board Options Exchange. As of September 30, 2000, there were approximately 1,700 holders of record of Cabot's Common Stock. The price range in which the stock has traded, as reported on the composite tape, and the quarterly cash dividends for the past two years are shown below.

STOCK PRICE AND DIVIDEND DATA

                                                 DECEMBER    MARCH      JUNE     SEPTEMBER     YEAR
                                                 --------    ------    ------    ---------    ------
FISCAL 2000
Cash dividends per share.......................   $ 0.11     $ 0.11    $ 0.11     $ 0.11      $ 0.44
Price range of common stock:
  High.........................................   $23.63     $30.50    $30.88     $38.44      $38.44
  Low..........................................   $17.94     $19.06    $24.75     $27.50      $17.94
  Close........................................   $20.38     $30.50    $27.27     $31.69      $31.69

                                                 DECEMBER    MARCH      JUNE     SEPTEMBER     YEAR
                                                 --------    ------    ------    ---------    ------
FISCAL 1999
Cash dividends per share.......................   $ 0.11     $ 0.11    $ 0.11     $ 0.11      $ 0.44
Price range of common stock:
  High.........................................   $31.69     $29.81    $28.50     $25.44      $31.69
  Low..........................................   $22.63     $19.75    $21.31     $21.63      $19.75
  Close........................................   $27.94     $21.25    $24.19     $23.75      $23.75

ITEM 6.  SELECTED FINANCIAL DATA

     Cabot Corporation Selected Financial Data:

                                                                        YEARS ENDED SEPTEMBER 30
                                                             -----------------------------------------------
                                                              2000      1999      1998      1997      1996
                                                             -------   -------   -------   -------   -------
                                                             (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Financial Highlights
  Net sales and other operating revenues...................  $1,517    $1,354    $1,392    $1,400    $1,694
                                                             ------    ------    ------    ------    ------
  Income from continuing operations........................  $  108    $   82    $  116    $   90    $  192
                                                             ------    ------    ------    ------    ------
  Long-term debt...........................................  $  329    $  419    $  316    $  286    $  322
  Minority interest........................................      31        32        25        23        27
  Stockholders' equity.....................................   1,047       706       706       728       745
                                                             ------    ------    ------    ------    ------
       Total capitalization................................  $1,407    $1,157    $1,047    $1,037    $1,094
                                                             ------    ------    ------    ------    ------
       Total assets........................................  $2,134    $1,842    $1,805    $1,826    $1,857
                                                             ------    ------    ------    ------    ------
Income from continuing operations per common share:
  Basic....................................................  $ 1.65    $ 1.24    $ 1.72    $ 1.29    $ 2.72
  Diluted..................................................  $ 1.46    $ 1.11    $ 1.53    $ 1.15    $ 2.40
  Cash dividends (declared and paid).......................  $ 0.44    $ 0.44    $ 0.42    $ 0.40    $ 0.36
                                                             ------    ------    ------    ------    ------
Weighted average common shares outstanding in millions
  (diluted)................................................      73        73        75        77        79
                                                             ------    ------    ------    ------    ------

Information regarding the sale of Cabot's LNG business and the spin-off of Cabot Microelectronics Corporation common stock can be found in Note C of the Notes to the Company's Consolidated Financial Statements, which appears in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Cabot Corporation and subsidiaries (the "Company" or "Cabot") is organized into three reportable segments: Chemical Businesses, Performance Materials ("CPM"), and Specialty Fluids ("CSF"). The Chemical Businesses are comprised of the carbon black, fumed metal oxides, and inkjet colorants businesses. In the past, the plastics business was treated as a separate business unit and its results were separately reported within the Chemical Businesses. The plastics business primarily sells carbon black to the plastics industry, either in the form of dry carbon black or pre-dispersed masterbatch. Therefore, the Company has elected to integrate plastics results within carbon black.

     The following discussion of results of operations includes segment sales and operating profit before taxes ("PBT"). Segment PBT is a measure used by chief operating decision-makers to measure the Company's consolidated operating results and assess segment performance. Cabot's calculation of segment PBT may not be consistent with the calculation of PBT of other public companies and segment PBT should not be viewed by investors as an alternative to Generally Accepted Accounting Principles ("GAAP") measures of income. (Refer to Note R of the consolidated financial statements for a definition of PBT and additional segment information).

     The following analysis of financial condition and operating results should be read in conjunction with Cabot's consolidated financial statements and accompanying notes. Unless a calendar year is specified, all references in this discussion to years are to Cabot's fiscal years ended September 30.

OVERVIEW

     Cabot reported diluted earnings per share of $6.20 in 2000 versus $1.31 in 1999. This substantial earnings increase included both strong operating results and one-time events. Earnings from operations totaled $1.95 in 2000, including $0.49 from discontinued operations and a net $0.09 charge for special items. In 2000, special items included environmental charges and plant closure costs partially offset by insurance recoveries. Earnings from operations totaled $1.31 in 1999, including $0.20 from discontinued operations and a net $0.14 charge for special items. In 1999, special items included charges for capacity utilization and cost reduction initiatives, write-offs of certain long-lived plant assets, and a gain on the sale of K N Energy, Inc. stock. Earnings from operations totaled $1.61 in 1998, including $0.08 from discontinued operations and net $0.05 income from special items. In 1998, special items consisted of write-offs of certain long-lived plant assets and projects offset by a gain on the sale of K N Energy, Inc. stock.

     In 2000, Cabot benefited from higher volumes in all businesses. In addition to higher volumes, the Chemical Businesses experienced increased pricing and lower controllable costs which more than offset higher feedstock costs, negative currency effects, and additional costs associated with the startup of a new fumed silica facility. CPM contributed to increased operating earnings primarily as a result of higher volumes. CSF and inkjet colorants also reported improvements in operating performance in 2000. One-time events included the sale of the liquefied natural gas ("LNG") business on September 19, 2000 for approximately $688 million, resulting in a net gain of $4.25 per share.

     In July 1999, Cabot announced several initiatives focused on improving shareholder value. These initiatives included cost reduction measures targeted at reducing annual costs by $30-35 million, plans for an initial public offering ("IPO") of Cabot Microelectronics Corporation ("CMC"), and management's intention to review the ownership structure of LNG. The Company's successful implementation of these initiatives resulted in the sale of LNG, the IPO and subsequent spin-off of CMC, and the realization of $50 million in cost reductions in 2000.

     Cabot continues to pursue its strategy of managing costs and developing new products and businesses based on its core competencies. Cabot is also committed to achieving productivity improvements and further refining its business portfolio in order to achieve its objectives of increasing earnings and stock price performance.

RESULTS OF OPERATIONS

     In fiscal 2000, Cabot's operating results were comprised of both "continuing" and "discontinued" operations. As a result of the sale of LNG and spin-off of CMC, these businesses are reported as discontinued operations. The remaining segments, Chemical Businesses, Performance Materials, and Specialty Fluids, are classified as continuing operations.

     Cabot's sales for 2000, 1999 and 1998 were $1,517 million, $1,354 million and $1,392 million, respectively, on a continuing operations basis. In 2000, greater volumes and higher selling prices increased sales by 12% and 6%, respectively, while negative currency exchange effects partially offset these increases and reduced revenue by 6%. Sales decreased $38 million in 1999 as compared to 1998 due to reduced volumes and lower selling prices in the Chemical Businesses and negative currency trends.

2000 SEGMENT SALES
------------------
Chemical Businesses.........................................   85%
Performance Materials.......................................   14%
Specialty Fluids............................................    1%


2000 SALES BY GEOGRAPHIC REGION
-------------------------------
North America...............................................   43%
Europe......................................................   32%
Latin America...............................................   10%
Asia Pacific................................................   15%

CONTINUING OPERATIONS

CHEMICAL BUSINESSES: CARBON BLACK, FUMED METAL OXIDES, AND INKJET COLORANTS(1)

                                              SEGMENT SALES   SEGMENT PBT
                                              -------------   -----------
                                                 (DOLLARS IN MILLIONS)
2000........................................     $1,360          $180
1999........................................      1,224           163
1998........................................      1,295           187

---------------

(1) Financial information includes distribution sales and equity in net income of joint ventures.

     Sales for the Chemical Businesses were $1,360 million in 2000, compared with $1,224 million in 1999 and $1,295 million in 1998. In 2000, higher volumes increased sales by 11%. In addition to greater volumes, improved pricing and a significant cost reduction effort offset the impact of higher feedstock costs and a stronger US dollar. Feedstock costs increased every quarter in fiscal 2000 and reached all-time high levels in the fourth fiscal quarter of 2000. The cost reduction effort which began in the fourth quarter of 1999 amounted to $50 million in annual cost savings in fiscal 2000. In 1999, diminished pricing in the Chemical Businesses, unfavorable currency trends and lower volumes offset lower average feedstock costs. As a result, sales decreased 5% and PBT declined 13% in 1999 versus 1998.

     Carbon black sales were up 10% from last year on greater volumes and slightly higher prices. Volume growth in all regions, especially Asia Pacific, which realized 20% volume growth each quarter over quarter, led to an overall 9% increase in carbon black volumes. While rising feedstock costs and a stronger US dollar negatively impacted carbon black's profitability, greater volumes, significant cost reductions, and improved pricing resulted in an annual increase in PBT of 39%.

     In 2000, the fumed silica business was renamed Fumed Metal Oxides ("FMO") to reflect the broadening of its product line to include other oxides. Strong demand for silicone rubbers, CMP slurries, and niche applications continued to drive increases in volumes and sales which were up 7% and 12%, respectively. The FMO business broadened its product line by constructing a fumed alumina unit in Tuscola, Illinois. However, PBT for the FMO business was diminished as compared to 1999, principally resulting from higher raw material costs and additional operating costs associated with the start-up of its new silica plant in Midland, Michigan.

     Inkjet colorants continued to grow both sales and volumes in 2000. During the year, inkjet colorants secured an additional printer platform with a second printer manufacturer. As a result of the increase in the number of printers and multifunction devices using inkjet colorants, sales increased 60% in 2000.

OUTLOOK FOR 2001

     Subject to U.S. and global economy fluctuations, the Chemical Businesses expect to achieve moderate volume growth in all businesses. The businesses expect demand to remain firm, especially in FMO and certain carbon black markets in 2001.

     The carbon black business expects modest volume growth worldwide, driven primarily from growth in South America and Asia Pacific. The continued strong US dollar and high oil prices will likely result in negative comparisons, year over year, for currency and feedstock costs. It is anticipated that this will be partially offset by some improvement in pricing. As part of a continuous improvement process, the business will search for cost efficiencies on an ongoing basis; however, these will be modest compared to fiscal 2000 efforts.

     Demand for fumed metal oxides is expected to remain strong in most markets. In particular, anticipated growth at Cabot Microelectronics Corporation will contribute to increased demand for fumed silica and fumed alumina. In addition, increased capacity from the Midland plant will contribute to Cabot's ability to produce higher volumes.

     Inkjet colorants expects to expand its product line with the introduction of a line of organic colored pigment dispersions intended for use in desktop, wide format, photo, and industrial printing applications. Inkjet colorants will continue to see increases in sales and volumes as the installed base of its printers increases and should contribute modestly to earnings in 2001.

PERFORMANCE MATERIALS(1)

                                              SEGMENT SALES   SEGMENT PBT
                                              -------------   -----------
                                                 (DOLLARS IN MILLIONS)
2000........................................      $215            $38
1999........................................       187             30
1998........................................       175             21

---------------
(1) Financial information includes distributor sales and equity in net income of joint ventures.

     Performance Materials sales were $215 million in 2000, compared with $187 million in 1999 and $175 million in 1998. Volumes increased 23% in 2000 due to increased demand for tantalum capacitors by wireless communication companies, personal and handheld electronics manufacturers, and personal computer makers. Volumes also increased due to higher sales of Cabot's intermediate products. Improvements in volumes and prices offset increases in tantalum ore costs, resulting in a 27% improvement in PBT. In 1999, improvements in volumes, prices, conversion, and operating expenses offset increases in tantalum ore costs resulting in a 43% improvement in profitability.

OUTLOOK FOR 2001

     The Performance Materials business expects to achieve modest volume growth in 2001. Increased demand for tantalum will result in higher average raw materials costs for the tantalum business in fiscal year 2001. Due to previously committed sales volumes, the Company will not be able to offset these higher costs in the first fiscal quarter and therefore expects to make a loss in this segment in the first fiscal quarter. The Company is in the process of negotiating customer contracts for the calendar year 2001 that may offset its higher raw materials costs during the balance of the year and improve its profitability. However, the outcome of these negotiations remains uncertain.

SPECIALTY FLUIDS

                                              SEGMENT SALES   SEGMENT PBT
                                              -------------   -----------
                                                 (DOLLARS IN MILLIONS)
2000........................................       $20            $(3)
1999........................................        12             (3)
1998........................................        13             (2)

     Specialty Fluids sales in 2000 were $20 million versus $12 million in 1999 and $13 million in 1998. Higher sales in the Specialty Fluids business resulted from sales of cesium formate for oilfield drilling applications. In 2000, cesium formate was successfully used in 19 oil well completion applications. Increased demand resulted in the re-starting of cesium formate production that was temporarily suspended in 1999 as a result of excess inventory. Customer trials of cesium formate drilling and completion fluids by the oil and gas industry were inhibited in 1999 by an oil industry downturn.

OUTLOOK FOR 2001

     CSF continues to aggressively market cesium formate drilling fluids. Though oil prices were significantly higher in 2000, drilling activity in HPHT (High-Pressure High-Temperature) wells and drilling activity in the North Sea, in particular, has not fully rebounded from the oil industry downturn in 1999. However, activity appears to be increasing and is expected to improve CSF sales and volumes in 2001.

DISCONTINUED OPERATIONS

     Cabot reported earnings from discontinued operations of $0.49 per diluted common share in 2000 compared to $0.20 per diluted common share in 1999. Income from operations of discontinued businesses, net of tax, for 2000, 1999 and 1998 was $36 million, $15 million and $6 million, respectively. The $21 million improvement in income in 2000 versus 1999 was primarily the result of increased sales of CMC and LNG. Similarly, increased sales in both segments caused a $9 million increase in income from 1998 to 1999. The sale of LNG and the IPO and spin-off of CMC are summarized in Note C of the consolidated financial statements.

COMPANY SUMMARY

INCOME FROM CONTINUING OPERATIONS

     Income before income taxes was $157 million in 2000, a 39% increase over $113 million in 1999 and a 1% decline from $159 million in 1998. Income in 2000 was significantly enhanced by higher volumes in all businesses and cost reduction efforts but was also negatively impacted by special items. In 2000, special items consisted of an $18 million charge related to plant closing and a $2 million charge to increase the environmental reserve offset by a $10 million pre-tax settlement of insurance litigation. The $18 million plant closure charge included $2 million for severance and termination benefits for approximately 38 employees of the Chemical and Performance Materials Businesses and a $7 million charge for other facility closing costs, of which none was paid out in 2000. As of September 30, 2000, $9 million was accrued, most of which will be expended in fiscal 2001. Also included in the charge is $9 million for the impairment of long-lived plant assets. These actions will result in reduced depreciation expense and certain other cost savings. These expenses are included as special items in the Consolidated Statement of Income. During 1999, special items included a $10 million gain from the sale of K N Energy, Inc. stock and a $16 million charge for severance and termination benefits for approximately 265 employees and a $10 million charge for the retirement of certain long-lived plant assets. As of September 30, 1999, $9 million was accrued, of which $8 million was expended in 2000. These plant closings resulted in reduced depreciation expense and certain other cost savings totaling approximately $50 million. In 1998, special items consisted of a $60 million asset impairment charge, a

$25 million write-off in the Performance Materials segment, and a $90 million gain from the sale of equity securities.

     Gross margin improved slightly, by $1 million, in 2000 due to cost reductions, higher volumes, and higher prices, offset by higher raw material costs and a stronger US dollar. In 1999, gross margin decreased $44 million as compared to 1998 as significant declines in carbon black selling prices offset lower feedstock costs and lower volumes.

     Operating expenses include research and technical service, and selling and administrative expenses. Research and technical service spending decreased significantly from $58 million in 1999 to $43 million in 2000. The decrease reflects reduced spending in the carbon black and CPM businesses. Similarly, reduced spending resulted in a $12 million decrease in 1999 versus 1998. The Company anticipates research and technical service spending will increase by an additional $16 million in 2001 to reflect the ongoing developmental requirements of its new and existing businesses. Selling and administrative expenses for 2000, 1999, and 1998 were $178 million, $186 million, and $187 million, respectively. The decrease in 2000 reflects the success of cost improvement initiatives, particularly in the Chemical Businesses. Selling and administrative expenses remained essentially flat in 1999 as compared to 1998.

     Interest expense from continuing operations was 15% lower in 2000 due to the repayment of debt. Interest expense was $33 million, $39 million, $36 million in 2000, 1999, and 1998, respectively.

     Other charges, net, decreased from $6 million in 1999 to $0 in 2000. This decrease was attributable to a gain on the sale of equipment, and lower amortization expense in 2000 while 1999 included a loss on sale of equipment.

     Cabot's overall effective income tax rate was 36% in 2000, 1999 and 1998. In 2000, the Company initiated a reorganization of its international legal entity structure. The impact is expected to result in a lowering of the Company's fiscal 2001 effective tax rate by 4-6%. The underlying factors affecting Cabot's overall effective tax rates are summarized in Note N to the consolidated financial statements.

     Cabot's share of the earnings of investments in equity affiliates remained stable at $13 million in 2000 and 1999 compared with $17 million in 1998.

NET INCOME

     Net income was $453 million ($6.20 per diluted common share) in 2000 compared to $97 million ($1.31 per diluted common share) in 1999 and $122 million ($1.61 per diluted common share) in 1998.

     The following table summarizes the impact of special items and the gains on sales of LNG and equity securities on diluted earnings per common share:

SPECIAL ITEMS & GAINS ON SALES                                 2000      1999      1998
------------------------------                                ------    ------    ------
Gain on sale of LNG.........................................  $ 4.25        --        --
Environmental charges.......................................   (0.01)       --        --
Insurance litigation settlements............................    0.08        --        --
Sale of K N Energy, Inc. stock..............................      --    $ 0.09    $ 0.77
Carbon black asset impairment...............................      --        --     (0.51)
Tantalum ore recovery charge................................      --        --     (0.21)
Cost reduction initiatives/programs.........................   (0.16)    (0.23)       --
                                                              ------    ------    ------
Special Items & Gains on Sales per common share --diluted...  $ 4.16    $(0.14)   $ 0.05
                                                              ======    ======    ======

     Excluding special items and the gains on sales of LNG and equity securities, net income for continuing operations would have been $114 million in 2000, $92 million in 1999 and $113 million in 1998.

RISK MANAGEMENT

     Cabot's principal objective in managing its exposure to interest rate changes, foreign currency rate changes, share price changes and commodity price changes is to reduce volatility and limit the impact of the changes on earnings. To achieve its objectives, Cabot identifies these risks and manages them through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Chemical Businesses enter into contracts with customers and suppliers that are designed to limit the risk of certain foreign currency rate and commodity price changes. Cabot enters into certain contracts in the carbon black business in which the price of the product is adjusted to a certain extent based on price movements in feedstock. Certain contracts in Cabot's foreign subsidiaries are denominated in U.S. dollars or a currency other than the functional currency of the subsidiary. Cabot also enters into certain contracts for share repurchases to limit the risk associated with stock price fluctuations. Additionally, Cabot attempts to limit its net monetary exposure in currencies of hyper-inflationary countries, primarily in South America.

MARKET RISK

     Cabot determines its worldwide exposures to interest rate changes, foreign currency rate changes, share price changes and commodity price changes and reduces the impact of rate and price changes through the use of derivative financial instruments. These financial instruments are designated as hedges of underlying exposures associated with specific assets, liabilities, or firm commitments or anticipated transactions and are monitored to determine if they remain effective hedges. Since Cabot utilizes interest rate, foreign currency, and commodity sensitive derivative instruments for hedging, a loss in fair value for those instruments is generally offset by increases in the value of the underlying transaction. Market risk exposure to other financial instruments is not material to earnings, cash flow, or fair values.

     Cabot manages market risks pursuant to policies aimed at protecting Cabot against risks and prohibiting speculation on market movements. Actions taken by Cabot's businesses to provide such protection are reviewed and approved by Cabot's Risk Management Committee which is charged with enforcing Cabot's risk management policy.

INTEREST RATES

     Cabot's objective in managing its exposure to interest rate changes is to reduce the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, Cabot used interest rate swaps to hedge and/or lower financing costs and to adjust fixed and variable rate debt positions through January 2000. In January 2000, Cabot settled its remaining outstanding interest rate swap.

     As of September 30, 2000, Cabot had $638 million in cash and short-term investments. It is the Company's practice to invest excess cash in instruments that will earn a high rate of return, consistent with the protection of principal. Interest income earned may vary as a result of changes in interest rates and average cash balances, which could fluctuate over time. A ten percent change in interest rates could cause interest income to fluctuate by approximately $4 million.

FOREIGN CURRENCY

     Cabot's international operations are subject to certain opportunities and risks, including currency fluctuations and government actions. Operations in each country are closely monitored so that Cabot can respond to changing economic and political environments and to fluctuations in foreign currencies. Accordingly, Cabot utilizes foreign currency option contracts and forward contracts to hedge its exposure of firm commitments or anticipated transactions, primarily for receivables and payables denominated in currencies other than the entity's functional currencies. Cabot also monitors its foreign exchange exposure to ensure the overall effectiveness of its foreign currency derivatives programs. Cabot has foreign currency instruments primarily denominated in the EURO, Japanese yen, British pound sterling, Canadian dollar, and Australian dollar.

SHARE REPURCHASES

     Cabot takes advantage of opportunities to repurchase shares of its common stock with excess cash at a price that Cabot believes is below the fair market value of the stock. Cabot, from time to time, enters into forward agreements for its own stock in order to fix the price of stock for delivery at a future date. These agreements provide Cabot with the right to settle forward contracts in cash or an equivalent value of Cabot Corporation common stock.

COMMODITIES

     Cabot is exposed to commodity price fluctuations that affect its sales revenues and supply costs. From time to time, Cabot entered into commodity futures contracts, commodity price swaps, and/or option contracts to hedge a portion of firmly committed and anticipated transactions against natural gas price fluctuations when it owned the LNG business. Cabot monitored its exposure to ensure the overall effectiveness of its hedge positions. In 2000, Cabot realized a $1 million loss on futures contracts. In 1999, Cabot realized gains associated with futures of $2 million and losses associated with options of $2 million. At September 30, 1999, the notional principal amounts of commodity futures contracts, commodity price swaps, and option contracts were $115 million, maturing through August 2000. At September 30, 2000, no contracts were outstanding.

VALUE-AT-RISK

     Cabot utilizes a Value-at-Risk ("VAR") model to determine the maximum potential loss in the fair value of its foreign exchange, share repurchases and commodity sensitive derivative financial instruments within a 95% confidence interval. Cabot's computation was based on the interrelationships between movements in interest rates, foreign currencies, share repurchases and commodities. These interrelationships were determined by observing historical interest rates, foreign currency, share price and commodity market changes over corresponding periods. The assets and liabilities, firm commitments and anticipated transactions, which are hedged by derivative financial instruments, were excluded from the model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. There are various modeling techniques that can be used in the VAR computation. Cabot's computations are based on a Monte Carlo simulation method. The VAR model is a risk analysis tool and does not purport to represent actual gains or losses in fair value that will be incurred by Cabot. The VAR model estimated a maximum loss in market value of $1 million from October 1, 2000 through October 31, 2000 for foreign exchange derivative instruments held as of September 30, 2000.

     In 1999, the VAR model estimated a maximum loss in market value of $20 million for derivative instruments held as of September 30, 1999. In the fourth quarter of fiscal 2000, the loss in market value exceeded the estimated maximum loss by $1 million.

     Financial instruments that subject Cabot to concentrations of credit risk consist principally of trade receivables. Tire manufacturers comprise a significant portion of Cabot's trade receivable balance. At September 30, 2000 and 1999, Cabot had trade receivables of approximately $83 million and $67 million, respectively, from tire manufacturers. Although Cabot's exposure to credit risk associated with nonpayment by tire manufacturers is affected by conditions or occurrences within the tire industry, the majority of the trade receivables from the tire manufacturers were current at September 30, 2000. Receivables with two tire manufacturers each made up 5% of Cabot's receivables at that date.

CASH FLOW AND LIQUIDITY

     Cash generated in 2000 from operating activities was $264 million, compared with $208 million in 1999 and $237 million in 1998 (see the Consolidated Statements of Cash Flows). The change in 2000 is primarily due to improved working capital as a result of a yearlong working capital efficiency initiative. The change in 1999 is primarily due to an increase in working capital.

     Capital expenditures on property, plant and equipment, and investments and acquisitions for 2000, 1999 and 1998 was $153 million, $172 million and $247 million, respectively. In 2000, 1999, and 1998 capital expenditures on property, plant and equipment and investments and acquisitions for continuing operations totaled $108 million, $133 million and $194 million, respectively. The major components of the 2000 and 1999 capital program included new business expansion, normal plant operating capital projects, and capacity expansion in Cabot's FMO, CPM, and CMC businesses.

     Capital expenditures for 2001 are expected to approximate $160 million and include projects for maintenance and replacement, plant expansion, and an enterprise-wide systems initiative.

2000 CAPITAL EXPENDITURES

Maintenance Improvement.....................................   35%
Process Improvement.........................................   25%
New Business Expansion......................................   20%
Compliance..................................................   10%
Infrastructure..............................................   10%

     Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue. During the next few years, Cabot also expects to spend a significant portion of its $38 million environmental reserve in connection with remediation at various environmental sites. These sites are primarily associated with businesses divested in prior years.

     Cash used in 2000 in financing activities was $184 million, compared with $69 million in 1999 and $131 million in 1998.

     Cabot's ratio of total debt (including short-term debt, net of cash) to capital decreased from 44% at September 30, 1999 to negative 29% at September 30, 2000, primarily due to the proceeds of the LNG sale.

     On September 19, 2000, Cabot completed a transaction to sell its LNG business for approximately $688 million in cash. The sale included Cabot's LNG terminal in Everett, Massachusetts, its LNG tanker, the Matthew, and its equity interest in the Atlantic LNG liquefaction plant in Trinidad. The gain on the sale of the LNG segment was approximately $487 million before tax and $309 million after tax. The proceeds may be used for share repurchase, retirement of debt, investment in existing businesses or acquisitions.

     On April 4, 2000, Cabot Microelectronics Corporation, then a subsidiary of Cabot, sold 4.6 million shares of its common stock in an IPO. The 4.6 million shares represented approximately 19.5% of CMC. The net proceeds from the IPO were approximately $83 million. Cabot received an aggregate of approximately $81 million in dividends from CMC. On September 29, 2000, Cabot successfully distributed its remaining 80.5% interest in CMC to Cabot's shareholders by means of a stock dividend.

     On May 18, 2000, Cabot repurchased $16 million in 8.36% Cabot Medium Term Notes (MTNs). The Notes were due to mature August 17, 2022. On June 30, 2000, Cabot arranged to buy back $10 million of MTNs. The 6.57% MTNs were due October 21, 2027 and were puttable at par in 2004. On September 25, 2000, Cabot purchased $15 million of its MTNs. The MTNs were issued on October 21, 1997, contained a coupon of 6.57%, had a maturity date of October 21, 2027, and were puttable at par in 2004.

     On September 8, 2000, Cabot's Board of Directors authorized the repurchase of up to 10 million shares of Cabot's common stock, superseding prior authorizations. Approximately 800,000 shares have been purchased under this new authorization as of November 30, 2000.

     In November 2000, a Cabot subsidiary borrowed 150 million EURO ($125 million) from institutional lenders. The loan is payable in EUROs, bears interest at EURIBOR plus 1.10%, and matures in November, 2003.

     During 2000, Cabot repurchased 1.8 million shares of its common stock for $40 million. During 1999, Cabot acquired 1.6 million shares of its common stock for $44 million. During 1998, 3.8 million shares were repurchased for $102 million.

     Cabot maintains a credit agreement under which it may, under certain conditions, borrow up to $300 million at floating rates. The facility is available through January 3, 2002. As of September 30, 2000, Cabot had no borrowings outstanding under this arrangement. Management expects cash on hand, cash from operations and present financing arrangements, including Cabot's unused line of credit and shelf registration for debt securities, to be sufficient to meet Cabot's cash requirements for the foreseeable future.

     During 2000, Cabot paid cash dividends of $0.44 per share of common stock. In November 2000, the Board of Directors approved an $0.11 per share dividend on its common stock in the first calendar quarter of 2001.

NEW ACCOUNTING STANDARDS

     Cabot is assessing the impact of the following new accounting pronouncements:

     On October 1, 2000, Cabot adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended. FAS 133 established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. There were no derivative positions at year end for which Cabot would seek to achieve hedge accounting under this pronouncement. As such, the effect of adopting FAS 133 on Cabot's financial statements is not expected to be significant. However, this Statement could increase volatility in earnings and other comprehensive income.

     In December 1999, the Securities and Exchange Commission ("SEC"), released Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. In June 2000, the SEC released SAB 101B, which postponed the effective date SAB 101 to the fourth quarter of fiscal years beginning after December 15, 1999. Cabot will be required to be in conformity with the provisions of SAB 101 in the fourth quarter of fiscal 2001. Cabot is currently evaluating the impact that SAB 101 will have on its financial condition and results of operations.

     In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 00-10 "Accounting for Shipping and Handling Revenues and Costs." Amounts billed as shipping and handling are required to be recorded as revenue, however it allows a company to adopt a policy of including shipping and handling costs in cost of sales. If shipping and handling costs are significant and are not included in cost of sales, a company should disclose both the amount of such costs and which line item on the income statement includes that amount. The Task Force also indicated that shipping and handling costs cannot be reported as a reduction in revenue. EITF 00-10 is effective for Cabot for all fiscal quarters beginning after July 1, 2001. Cabot does not expect the EITF to have a material impact on Cabot's consolidated financial statements.

FORWARD-LOOKING INFORMATION

     Included herein are statements relating to management's projections of future profits, the possible achievement of Cabot's financial goals and objectives, and management's expectations for Cabot's product development program. Actual results may differ materially from the results anticipated in the statements included herein due to a variety of factors, including but not limited to the following: market supply and demand conditions, fluctuations in currency exchange rates, changes in the rate of economic growth in the United States and other major international economies, changes in regulatory environments, changes in trade, monetary and fiscal policies throughout the world, pending and future litigation, cost of raw materials, patent rights of Cabot and others, demand for Cabot's customers' products, and competitors' reactions to market conditions. Timely commercialization of products under development by Cabot may be disrupted or delayed by technical difficulties, market acceptance, or competitors' new products, as well as difficulties in moving from the experimental stage to the production stage. The risk management discussion and the estimated amounts generated from the analyses are forward-looking statements of market risk, assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The methods used by Cabot to assess and mitigate risks should not be considered projections of future events or losses. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required appears in the Risk Management portion of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the financial information which appears in Item 7 of this annual report on Form 10-K for the fiscal year ended September 30, 2000, and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
(1)  Consolidated Balance Sheets at September 30, 2000 and
      1999..................................................   25
(2)  Consolidated Statements of Income for each of the three
      fiscal years in the period ended September 30, 2000...   26
(3)  Consolidated Statements of Cash Flows for each of the
      three fiscal years in the period ended September 30,
      2000..................................................   27
(4)  Consolidated Statements of Changes in Stockholders'
      Equity................................................   28
(5)  Notes to Consolidated Financial Statements.............   30
(6)  Report of Independent Accountants relating to the
      Consolidated Financial Statements listed above........   55

                               CABOT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,
                                                                ---------------------
                                                                 2000          1999
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                 ------        -------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  638        $    35
  Accounts and notes receivable, net of reserve for doubtful
    accounts of $3 and $5...................................       280            321
  Inventories...............................................       232            259
  Prepaid expenses and other current assets.................        23             27
  Deferred income taxes.....................................        17             17
                                                                ------        -------
         Total current assets...............................     1,190            659
                                                                ------        -------
INVESTMENTS:
  Equity....................................................        74             72
  Other.....................................................        27             47
                                                                ------        -------
         Total investments..................................       101            119
                                                                ------        -------
Property, plant and equipment...............................     1,794          2,039
Accumulated depreciation and amortization...................      (988)        (1,015)
                                                                ------        -------
  Net property, plant and equipment.........................       806          1,024
                                                                ------        -------
OTHER ASSETS:
  Intangible assets, net of accumulated amortization of $12
    and $16.................................................        21             20
  Deferred income taxes.....................................         2              6
  Other assets..............................................        14             14
                                                                ------        -------
         Total other assets.................................        37             40
                                                                ------        -------
Total assets................................................    $2,134        $ 1,842
                                                                ======        =======
               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks....................................    $   20        $   186
  Current portion of long-term debt.........................        48             11
  Accounts payable and accrued liabilities..................       425            252
  Deferred income taxes.....................................         1              1
                                                                ------        -------
         Total current liabilities..........................       494            450
                                                                ------        -------
Long-term debt..............................................       329            419
Deferred income taxes.......................................        90             68
Other liabilities...........................................       143            167

Commitments and contingencies (Note P)

Minority interest...........................................        31             32
STOCKHOLDERS' EQUITY:
PREFERRED STOCK:
  Authorized: 2,000,000 shares of $1 par value
    Series A Junior Participating Preferred Stock
      Issued and outstanding: none
    Series B ESOP Convertible Preferred Stock 7.75%
     Cumulative Issued: 75,336 shares, outstanding: 62,285
     and 65,181 shares (aggregate redemption value
      of $62 and $65).......................................        75             75
  Less cost of shares of preferred treasury stock...........       (24)           (17)
COMMON STOCK:
  Authorized: 200,000,000 shares of $1 par value
      Issued and outstanding: 67,700,060 and 67,123,892
       shares...............................................        68             67
Additional paid-in capital..................................       111              5
Retained earnings...........................................     1,040            734
Unearned compensation.......................................       (39)           (30)
Deferred employee benefits..................................       (56)           (59)
Notes receivable for restricted stock.......................       (27)           (25)
Accumulated other comprehensive loss........................      (101)           (44)
                                                                ------        -------
         Total stockholders' equity.........................     1,047            706
                                                                ------        -------
Total liabilities and stockholders' equity..................    $2,134        $ 1,842
                                                                ======        =======

   The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              YEARS ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               2000      1999      1998
      (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)         ------    ------    ------
REVENUES:
  Net sales and other operating revenues....................  $1,517    $1,354    $1,392
  Interest and dividend income..............................       6         4         5
                                                              ------    ------    ------
       Total revenues.......................................   1,523     1,358     1,397
                                                              ------    ------    ------
Costs and expenses:
  Cost of sales.............................................   1,102       940       934
  Selling and administrative expenses.......................     178       186       187
  Research and technical service............................      43        58        70
  Interest expense..........................................      33        39        36
  Special items.............................................      10        26        85
  Gain on sale of equity securities.........................       -       (10)      (90)
  Other charges, net........................................       -         6        16
                                                              ------    ------    ------
       Total costs and expenses.............................   1,366     1,245     1,238
                                                              ------    ------    ------
Income before income taxes..................................     157       113       159
Provision for income taxes..................................     (57)      (41)      (57)
Equity in net income of affiliated companies................      13        13        17
Minority interest in net income.............................      (5)       (3)       (3)
                                                              ------    ------    ------
       Income from continuing operations....................     108        82       116
Discontinued Operations:
  Income from operations of discontinued businesses, net of
     income taxes...........................................      36        15         6
  Gain on sale of business, net of income taxes.............     309         -         -
                                                              ------    ------    ------
       Net Income...........................................     453        97       122
                                                              ------    ------    ------
Dividends on preferred stock, net of tax benefit of $2, $2
  and $2....................................................      (3)       (3)       (4)
                                                              ------    ------    ------
       Income applicable to common shares...................  $  450    $   94    $  118
                                                              ======    ======    ======
Weighted-average common shares outstanding, in millions:
  Basic.....................................................      64        64        66
                                                              ======    ======    ======
  Diluted...................................................      73        73        75
                                                              ======    ======    ======
Income per common share:
  Basic:
     Continuing operations..................................  $ 1.65    $ 1.24    $ 1.72
     Discontinued Operations:
          Income from operations of discontinued
            businesses......................................    0.56      0.23      0.08
          Gain on sale of business..........................    4.83         -         -
                                                              ------    ------    ------
       Net Income...........................................  $ 7.04    $ 1.47    $ 1.80
                                                              ======    ======    ======
  Diluted:
     Continuing operations..................................  $ 1.46    $ 1.11    $ 1.53
     Discontinued Operations:
          Income from operations of discontinued
            businesses......................................    0.49      0.20      0.08
          Gain on sale of business..........................    4.25         -         -
                                                              ------    ------    ------
       Net Income...........................................  $ 6.20    $ 1.31    $ 1.61
                                                              ======    ======    ======

   The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               2000      1999      1998
(DOLLARS IN MILLIONS)                                         ------    ------    ------
CASH FLOWS
Cash Flows from Operating Activities:
  Net income................................................  $ 453     $  97     $ 122
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation and amortization..........................    129       125       115
     Deferred tax expense (benefit).........................     20        (3)       12
     Equity in net income of affiliated companies, net of
      dividends received....................................     (5)        6       (10)
     Special items..........................................     20        19        60
     Gain on sale of business, net of income taxes..........   (309)        -         -
     Gain on sale of equity securities......................      -       (10)      (90)
     Non-cash compensation..................................     17        12        10
     Changes in assets and liabilities, net of the effect of
      the consolidation of equity affiliates:
          Decrease (increase) in accounts and notes
            receivable......................................    (73)      (38)        8
          Decrease (increase) in inventories................      1        (7)       (3)
          Increase (decrease) in accounts payable and
            accrued liabilities.............................     48        (2)       31
          Increase (decrease) in income taxes payable.......    (10)      (14)       (2)
          Increase (decrease) in other liabilities..........    (22)       32        (6)
          Other, net........................................     (5)       (9)      (10)
                                                              -----     -----     -----
          Cash provided by operating activities.............    264       208       237
                                                              -----     -----     -----
Cash Flows from Investing Activities:
  Additions to property, plant and equipment................   (137)     (166)     (188)
  Proceeds from sales of property, plant and equipment......      7         1         6
  Purchases of equity securities............................     (2)        -       (20)
  Proceeds from sales of equity securities..................      -        20       130
  Investments and acquisitions, excluding cash acquired.....    (14)       (6)      (39)
  Proceeds from sale of business............................    688         -         -
  Cash retained by discontinued operations..................    (14)        -         -
  Cash from consolidation of equity affiliates and other....      -         8         2
                                                              -----     -----     -----
          Cash provided by (used in) investing activities...    528      (143)     (109)
                                                              -----     -----     -----
Cash Flows from Financing Activities:
  Proceeds from long-term debt..............................     17       103        63
  Repayments of long-term debt..............................    (62)      (11)     (134)
  Increase (decrease) in short-term debt, net...............   (165)      (77)       53
  Proceeds from initial public offering of Cabot
     Microelectronics Corporation...........................     83         -         -
  Purchases of preferred and common stock...................    (47)      (46)     (106)
  Sales and issuances of preferred and common stock.........     15        11        25
  Cash dividends paid to stockholders.......................    (32)      (32)      (32)
  Purchase of notes receivable for restricted stock.........      -       (18)        -
  Employee loan repayments..................................      7         1         -
                                                              -----     -----     -----
          Cash used in financing activities.................   (184)      (69)     (131)
                                                              -----     -----     -----
Effect of exchange rate changes on cash.....................     (5)       (1)        4
                                                              -----     -----     -----
Increase (decrease) in cash and cash equivalents............    603        (5)        1
Cash and cash equivalents at beginning of year..............     35        40        39
                                                              -----     -----     -----
Cash and cash equivalents at end of year....................  $ 638     $  35     $  40
                                                              =====     =====     =====

   The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                    PREFERRED
                                     STOCK,                                                  ACCUMULATED
                                     NET OF               COMMON    ADDITIONAL                  OTHER                      DEFERRED
                                    TREASURY    COMMON   TREASURY    PAID-IN     RETAINED   COMPREHENSIVE     UNEARNED     EMPLOYEE
    YEARS ENDED SEPTEMBER 30,         STOCK     STOCK     STOCK      CAPITAL     EARNINGS   INCOME (LOSS)   COMPENSATION   BENEFITS
      (DOLLARS IN MILLIONS)         ---------   ------   --------   ----------   --------   -------------   ------------   --------
1998
Balance at October 1, 1997........     $65       $136     $(705)       $ 39       $1,238        $  35           $(18)        $(62)
                                       ---       ----     -----        ----       ------        -----           ----         ----
Net income........................                                                   122
Foreign currency translation
  adjustments.....................                                                                (11)
Change in unrealized gain on
  available-for-sale securities...                                                                (37)
        Total comprehensive
          income..................
Common dividends paid.............                                                   (29)
Issuance of stock under employee
  compensation plans, net of tax
  benefit of $4...................                           16          27                                      (18)
Issuance of common stock to
  CRISP...........................                            2           3
Purchase and retirement of common
  stock...........................                (69)      687         (64)        (656)
Purchase of treasury
  stock - preferred...............      (4)
Preferred dividends paid to
  Employee Stock Ownership Plan,
  net of tax......................                                                    (3)
Principal payment by Employee
  Stock Ownership Plan under
  guaranteed loan.................                                                                                              2
Amortization of unearned
  compensation....................                                                                                10
                                       ---       ----     -----        ----       ------        -----           ----         ----
Balance at September 30, 1998.....     $61       $ 67     $   -        $  5       $  672        $ (13)          $(26)        $(60)
                                       ---       ----     -----        ----       ------        -----           ----         ----
1999
Net income........................                                                    97
Foreign currency translation
  adjustments.....................                                                                (17)
Change in unrealized gain on
  available-for-sale securities...                                                                (14)
        Total comprehensive
          income..................
Common dividends paid.............                                                   (29)
Issuance of stock under employee
  compensation plans, net of tax
    benefit of $5.................                  2                    34                                      (16)
Issuance of common stock to
  CRISP...........................                                        5
Purchase and retirement of common
  stock...........................                 (2)                  (39)          (3)
Purchase of treasury
  stock - preferred...............      (3)
Preferred dividends paid to
  Employee Stock Ownership Plan,
  net of tax......................                                                    (3)
Principal payment by Employee
  Stock Ownership Plan under
  guaranteed loan.................                                                                                              1
Amortization of unearned
  compensation....................                                                                                12
Notes receivable for restricted
  stock, net......................
                                       ---       ----     -----        ----       ------        -----           ----         ----
Balance at September 30, 1999.....     $58       $ 67     $   -        $  5       $  734        $ (44)          $(30)        $(59)
                                       ---       ----     -----        ----       ------        -----           ----         ----


                                        NOTES
                                      RECEIVABLE         TOTAL           TOTAL
                                    FOR RESTRICTED   STOCKHOLDERS'   COMPREHENSIVE
    YEARS ENDED SEPTEMBER 30,           STOCK           EQUITY          INCOME
      (DOLLARS IN MILLIONS)         --------------   -------------   -------------
1998
Balance at October 1, 1997........       $  -           $  728
                                         ----           ------
Net income........................                                       $122
Foreign currency translation
  adjustments.....................                                        (11)
Change in unrealized gain on
  available-for-sale securities...                                        (37)
                                                                         ----
        Total comprehensive
          income..................                                       $ 74
                                                                         ====
Common dividends paid.............
Issuance of stock under employee
  compensation plans, net of tax
  benefit of $4...................
Issuance of common stock to
  CRISP...........................
Purchase and retirement of common
  stock...........................
Purchase of treasury
  stock - preferred...............
Preferred dividends paid to
  Employee Stock Ownership Plan,
  net of tax......................
Principal payment by Employee
  Stock Ownership Plan under
  guaranteed loan.................
Amortization of unearned
  compensation....................
                                         ----           ------
Balance at September 30, 1998.....       $  -           $  706
                                         ----           ------
1999
Net income........................                                       $ 97
Foreign currency translation
  adjustments.....................                                        (17)
Change in unrealized gain on
  available-for-sale securities...                                        (14)
                                                                         ----
        Total comprehensive
          income..................                                       $ 66
                                                                         ====
Common dividends paid.............
Issuance of stock under employee
  compensation plans, net of tax
    benefit of $5.................
Issuance of common stock to
  CRISP...........................
Purchase and retirement of common
  stock...........................
Purchase of treasury
  stock - preferred...............
Preferred dividends paid to
  Employee Stock Ownership Plan,
  net of tax......................
Principal payment by Employee
  Stock Ownership Plan under
  guaranteed loan.................
Amortization of unearned
  compensation....................
Notes receivable for restricted
  stock, net......................        (25)
                                         ----           ------
Balance at September 30, 1999.....       $(25)          $  706
                                         ----           ------

                               CABOT CORPORATION
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY -- (CONTINUED)

                                    PREFERRED
                                     STOCK,                                                  ACCUMULATED
                                     NET OF               COMMON    ADDITIONAL                  OTHER                      DEFERRED
                                    TREASURY    COMMON   TREASURY    PAID-IN     RETAINED   COMPREHENSIVE     UNEARNED     EMPLOYEE
    YEARS ENDED SEPTEMBER 30,         STOCK     STOCK     STOCK      CAPITAL     EARNINGS   INCOME (LOSS)   COMPENSATION   BENEFITS
      (DOLLARS IN MILLIONS)         ---------   ------   --------   ----------   --------   -------------   ------------   --------
2000
Balance at September 30, 1999.....     $58       $ 67     $   -        $  5       $  734        $ (44)          $(30)        $(59)
                                       ---       ----     -----        ----       ------        -----           ----         ----
Net income........................                                                   453
Foreign currency translation
  adjustments.....................                                                                (58)
Change in unrealized gain on
  available-for-sale securities...                                                                  1
        Total comprehensive
          income..................
Common dividends paid.............                                                   (30)
Issuance of stock under employee
  compensation plans, net of tax
  benefit of $4...................                  3                    47                                      (26)
Issuance of common stock to
  CRISP...........................                                        4
Purchase and retirement of common
  stock...........................                 (2)                  (15)         (23)
Purchase of treasury
  stock - preferred...............      (7)
Preferred dividends paid to
  Employee Stock Ownership Plan,
  net of tax......................                                                    (3)
Principal payment by Employee
  Stock Ownership Plan under
  guaranteed loan.................                                                                                              3
Amortization of unearned
  compensation....................                                                                                17
Notes receivable -- issuances,
  payments and forfeiture.........
Proceeds from Initial Public
  Offering -- Cabot
  Microelectronics Corporation....                                       83
Minority interest recorded related
  to Cabot Microelectronics
  Corporation.....................                                      (13)
Cabot Microelectronics
  Corporation -- dividend.........                                                   (91)
                                       ---       ----     -----        ----       ------        -----           ----         ----
Balance at September 30, 2000.....     $51       $ 68     $   -        $111       $1,040        $(101)          $(39)        $(56)
                                       ===       ====     =====        ====       ======        =====           ====         ====


                                        NOTES
                                      RECEIVABLE         TOTAL           TOTAL
                                    FOR RESTRICTED   STOCKHOLDERS'   COMPREHENSIVE
    YEARS ENDED SEPTEMBER 30,           STOCK           EQUITY          INCOME
      (DOLLARS IN MILLIONS)         --------------   -------------   -------------
2000
Balance at September 30, 1999.....       $(25)          $  706
                                         ----           ------
Net income........................                                       $453
Foreign currency translation
  adjustments.....................                                        (58)
Change in unrealized gain on
  available-for-sale securities...                                          1
                                                                         ----
        Total comprehensive
          income..................                                       $396
                                                                         ====
Common dividends paid.............
Issuance of stock under employee
  compensation plans, net of tax
  benefit of $4...................
Issuance of common stock to
  CRISP...........................
Purchase and retirement of common
  stock...........................
Purchase of treasury
  stock - preferred...............
Preferred dividends paid to
  Employee Stock Ownership Plan,
  net of tax......................
Principal payment by Employee
  Stock Ownership Plan under
  guaranteed loan.................
Amortization of unearned
  compensation....................
Notes receivable -- issuances,
  payments and forfeiture.........         (2)
Proceeds from Initial Public
  Offering -- Cabot
  Microelectronics Corporation....
Minority interest recorded related
  to Cabot Microelectronics
  Corporation.....................
Cabot Microelectronics
  Corporation -- dividend.........
                                         ----           ------
Balance at September 30, 2000.....       $(27)          $1,047
                                         ====           ======

   The accompanying notes are an integral part of these financial statements.

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The significant accounting policies of Cabot Corporation ("Cabot") are described below.

  Principles of Consolidation

     The consolidated financial statements include the accounts of Cabot and majority-owned and controlled U.S. and non-U.S. subsidiaries. Investments in majority-owned affiliates where control does not exist and investments in 20% to 50% owned affiliates are accounted for using the equity method. Intercompany transactions have been eliminated.

  Cash Equivalents

     Cash equivalents include all highly liquid investments with a maturity of three months or less at date of acquisition.

  Inventories

     Inventories are stated at the lower of cost or market. The cost of most U.S. inventories is determined using the last-in, first-out ("LIFO") method. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the first-in, first-out ("FIFO") method.

  Investments

     Investments include investments in equity affiliates, investments in equity securities, and investments accounted for under the cost method. Investments in equity securities are classified as available-for-sale and are recorded at their fair market values. Accordingly, any unrealized holding gains or losses, net of taxes, are excluded from income and recognized as a separate component of other comprehensive income within stockholders' equity. The fair value of equity securities is determined based on market prices at the balance sheet dates. The cost of equity securities sold is determined by the specific identification method.

  Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is generally calculated on the straight-line method for financial reporting purposes. The depreciable lives for buildings, machinery and equipment, and other fixed assets are 20 to 25 years, 10 to 20 years, and 3 to 20 years, respectively. The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income.

  Intangible Assets

     Intangible assets are comprised of the cost of business acquisitions in excess of the fair value assigned to the net tangible assets acquired and the costs of technology, licenses, and patents purchased in business acquisitions. The excess of cost over the fair value of net assets acquired is amortized on the straight-line basis over the estimated useful life up to 40 years. Other intangibles are amortized over their estimated useful lives. Included in other charges is amortization expense of $4 million for 2000, 1999 and 1998.

  Impairment of Long-Lived Assets

     Cabot reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Each impairment test is based on comparison of undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its fair value.

  Foreign Currency Translation

     Substantially all assets and liabilities of foreign operations are translated into U.S. dollars at exchange rates in effect at the balance sheet dates. Unrealized currency translation adjustments are accumulated as a separate component of other comprehensive income and stockholders' equity. Income and expense items are translated at average exchange rates during the year. Foreign currency gains and losses arising from transactions are reflected in net income. Included in other charges for 2000, 1999 and 1998 are foreign exchange losses of $1 million, $1 million and $7 million, respectively. The financial statements of foreign operations that operate in hyper-inflationary economies are translated at either current or historical exchange rates, as appropriate. These currency adjustments are included in net income.

  Financial Instruments

     Derivative financial instruments are used by Cabot to manage its interest rates, foreign currency exposures, and commodity prices. Interest rate swaps are employed to achieve Cabot's interest rate objectives. The interest differential to be paid or received under the related interest rate swap agreements is recognized over the life of the related debt and is included in interest income or expense. Realized gains and losses on foreign currency instruments that are effective as hedges of investments in foreign operations are recognized in income as the instruments mature. Realized and unrealized gains and losses on forward currency contracts which are not hedges of committed transactions of assets and liabilities are recognized in income in other charges, net. Realized gains and losses on foreign currency instruments which are hedges of committed transactions are recognized at the time the underlying transaction is completed. Commodity futures, forward contracts, price swaps, and option contracts are used by Cabot on occasion to hedge the purchase and sale of feedstock. Realized gains and losses on commodity futures, forwards, swaps, and options contracts on qualifying hedges are included as a component of raw materials or sales revenue, as appropriate, and are recognized when the related materials are purchased or sold.

  Revenue Recognition

     Revenues are recognized when finished products are shipped to unaffiliated customers or when services have been rendered, with an appropriate provision for uncollectible accounts.

  Income Taxes

     Deferred income taxes are determined based on the estimated future tax effects of differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Provisions are made for the U.S. income tax liability and additional non-U.S. taxes on the undistributed earnings of non-U.S. subsidiaries, except for amounts Cabot has designated to be indefinitely reinvested.

  Equity Incentive Plans

     In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), Cabot has elected to account for stock-based compensation plans consistent with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations in accounting. Cabot discloses the summary of pro forma effects to reported net income and earnings per share for 2000, 1999 and 1998 as if Cabot had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by FAS No. 123.

     Under Cabot's Equity Incentive Plans, common stock may be granted at a discount to certain key employees. Generally, restricted stock awards cannot be sold or otherwise encumbered during the three years following the grant. Upon issuance of stock under the plan, unearned compensation equivalent to the difference between the market value on the date of the grant and the discounted price is charged to a separate component of stockholders' equity and subsequently amortized over the vesting period.

  Year 2000 Costs

     Costs of modifying hardware and software for Year 2000 compliance are expensed as they are incurred.

  Comprehensive Income

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS No. 130") establishes new rules for the reporting and display of comprehensive income and its components. Accumulated Other Comprehensive Income (Loss), which is disclosed in the stockholders' equity section of the consolidated balance sheet, includes unrealized gains or losses on available-for-sale securities, translation adjustments on investments in foreign subsidiaries, and translation adjustments on foreign securities. Prior to the adoption of FAS No. 130, Cabot reported such unrealized gains or losses and translation adjustments separately in the stockholders' equity section of the consolidated balance sheet.

  Environmental Cleanup Matters

     Cabot expenses environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Cabot determines its liability on a site-by-site basis and records a liability at the time when it is probable and can be reasonably estimated. Cabot's estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. The estimated liability of Cabot is not discounted or reduced for possible recoveries from insurance carriers.

  Use of Estimates

     The preparation of consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

  Reclassification

     Certain amounts in 1999 and 1998 have been reclassified to conform to the 2000 presentation.

  New Accounting Pronouncements

     In 2000, Cabot adopted the following new accounting pronouncements:

     - As of October 1, 1999, Cabot adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). This standard requires capitalization of certain internal-use computer software costs. Cabot engages in ongoing update, enhancement, and replacement of its computer systems. Currently, Cabot capitalizes significant external costs associated with services and software incurred in connection with these activities. To date, internal resources associated with these activities have not been significant.

     In addition, Cabot is assessing the impact of the following standards:

     - Effective October 1, 2000, Cabot adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended. FAS 133 establishes accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either assets or liabilities measured at fair value. FAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. There are no derivative positions at year end for which Cabot would seek to achieve hedge accounting under this pronouncement. As such, the effect of adopting FAS 133 on Cabot's financial statements is not expected to be significant. However, this Statement could increase volatility in earnings and other comprehensive income.

     - In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus of Issue No. 00-10 "Accounting for Shipping and Handling Revenues and Costs." Amounts billed as shipping and handling are required to be recorded as revenue, however it allows a company to adopt a policy of including shipping and handling costs in cost of sales. If shipping and handling costs are significant and are not included in cost of sales, a company should disclose both the amount of such costs and which line item on the income statement includes that amount. The Task Force also indicated that shipping and handling costs cannot be reported as a reduction in revenue. EITF 00-10 is effective for Cabot for all fiscal quarters beginning after July 1, 2001. Cabot does not expect EITF 00-10 to have a material impact on Cabot's consolidated financial statements.

     - In December 1999, the Securities and Exchange Commission ("SEC"), released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. In June 2000, the SEC released SAB 101B, which postponed the effective date SAB 101 to the fourth quarter of fiscal years beginning after December 15, 1999. Cabot will be required to be in conformity with the provisions of SAB 101 in the fourth quarter of fiscal 2001. Cabot is currently evaluating the impact that SAB 101 will have on its financial position and results of operations.

NOTE B -- SPECIAL ITEMS AND BUSINESS DEVELOPMENTS

  Special Items

     During 2000, Cabot received a $10 million pre-tax settlement of insurance litigation. Also during 2000, Cabot approved plans to close several plants. In relation to the plant closings, Cabot has recorded an $18 million charge. Included in the charge was $2 million for severance and termination benefits for approximately 38 employees of the Chemical and Performance Materials Businesses and a $7 million charge for other facility closing costs, of which none was paid out in 2000. As of September 30, 2000, $9 million is accrued most of which will be expended in fiscal 2001. Included in the charge is $9 million for the impairment of long-lived plant assets. These expenses are included as special items in the Consolidated Statements of Income. In addition, Cabot also recorded a $2 million charge to increase the environmental reserve.

     During 1999, Cabot began implementation of initiatives to reduce costs and improve operating efficiencies. In connection with these efforts, Cabot recorded a $26 million charge for capacity utilization and cost reduction initiatives. These initiatives included $16 million for severance and termination benefits for approximately 265 employees, of which $8 million and $7 million was paid out in 2000 and 1999, respectively. Cabot also recorded in 1999, a charge of $10 million for the retirement of certain long-lived plant assets, primarily at the Australian carbon black facility and European plastics master batch operations. These expenses are included as special items in the consolidated statements of income.

     During 1997, Cabot entered into an agreement to process tantalum ore residues accumulated from Cabot's past production of tantalum. Cabot expected the process to produce economic recoveries of tantalum and capitalized prepaid expenses of approximately $25 million associated with the agreement. However, the tantalum recovery rate was substantially lower than expected. Therefore, in the third quarter of 1998, management discontinued the project, resulting in a charge of $25 million related to operations of the Performance Materials segment.

     During 1996, Cabot acquired an 80% ownership interest in P.T. Continental Carbon Indonesia ("PTCCI"), an Indonesian carbon black plant located in Merak, Indonesia. During 1998, the financial and economic circumstances in Indonesia resulted in a significant decline in demand for carbon black in the region. As a result, management halted production at this plant. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" ("FAS No. 121"),

Cabot recognized in the third quarter of 1998 an impairment loss of $60 million for the difference between the carrying value of PTCCI's long-lived assets of $77 million and the estimated fair value. The charge related to the Chemicals Group consisted of $34 million for property, plant and equipment and other assets and $26 million for goodwill and other intangible assets. Cabot continued to maintain the facility, and in February 2000, due to improved local economic conditions, the facility began to operate on a limited basis, and resumed normal operations in the third quarter of fiscal 2000.

  Acquisitions

     On March 17, 2000, Cabot signed a preliminary agreement to acquire the remaining interest in a joint venture for approximately $14 million. The acquisition closed in the third quarter of fiscal 2000 and was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. The excess of the purchase price over fair value of net assets acquired of approximately $7 million was recorded as goodwill and will be amortized over 10 years.

     On December 18, 1997, Cabot signed an agreement, effective October 1, 1997, to acquire the remaining 50% interest in its fumed silica joint venture in Rheinfelden, Germany, for approximately $20 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. The excess of purchase price over fair value of net assets acquired, approximately $11 million, was recorded as goodwill and is being amortized over 15 years.

     On November 14, 1995, Cabot modified its joint venture agreement for its carbon black venture in Shanghai, China. This amendment provided for the expansion of the facility and the increase of Cabot's ownership interest to 70%, to take effect as the expansion was funded. On October 1, 1998, Cabot's ownership in the venture increased to 70% and accordingly, is now accounted for on a consolidated basis.

NOTE C -- DISCONTINUED OPERATIONS

     On September 19, 2000, Cabot completed a transaction to sell its liquefied natural gas (LNG) segment for $688 million in cash. The sale includes Cabot's LNG terminal in Everett, Massachusetts, its LNG tanker, the Matthew, and its equity interest in the Atlantic LNG liquefaction plant in Trinidad. The gain on the sale of the LNG segment was approximately $309 million, net of taxes of $178 million.

     On April 4, 2000, Cabot Microelectronics Corporation (CMC), then a subsidiary of Cabot, sold 4.6 million shares of its common stock in an initial public offering (IPO). The 4.6 million shares represented approximately 19.5% of CMC. The net proceeds from the IPO were approximately $83 million. Cabot received an aggregate of approximately $81 million in dividends from CMC. On July 25, 2000, a committee of Cabot's Board of Directors voted to spin off its remaining 80.5% equity interest in CMC by distributing a special dividend of its remaining interest in CMC to its common stockholders of record as of the close of regular trading on the New York Stock Exchange on September 13, 2000. The tax-free distribution took place on September 29, 2000.

     The operating results of Cabot's LNG and CMC segments have been segregated from continuing operations and reported as a separate item on the consolidated statements of income. Interest expense was allocated to discontinued operations proportionally based upon total assets, in accordance with Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Effects of Disposal of a Segment of a Business."

                                                           SEPTEMBER 30,
                                                        --------------------
                                                        2000    1999    1998
                                                        ----    ----    ----
(DOLLARS IN MILLIONS)
Net sales and other operating revenues................  $579    $361    $268
Income before income taxes and minority interest......    62      23       9
Provision for income taxes............................    22       8       3
Minority interests....................................     4       -       -
Income from operations, net of income taxes...........    36      15       6

NOTE D -- INVENTORIES

     Inventories, net of reserves, were as follows:

                                                             SEPTEMBER 30,
                                                            ----------------
                                                            2000        1999
                                                            ----        ----
(DOLLARS IN MILLIONS)
Raw materials...........................................    $ 73        $ 72
Work in process.........................................      45          55
Finished goods..........................................      83          96
Other...................................................      31          36
                                                            ----        ----
          Total.........................................    $232        $259
                                                            ====        ====

     Inventories valued under the LIFO method comprised approximately 25% and 27% of 2000 and 1999 total inventory, respectively. At September 30, 2000 and 1999, the estimated current cost of these inventories exceeded their stated valuation determined on the LIFO basis by approximately $58 million and $45 million, respectively. In 2000, LIFO inventory quantities were reduced, which resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidation was to decrease cost of sales by approximately $5 million and to increase net earnings by $3 million. There were no significant liquidations of LIFO inventories in 1999 or 1998. Other inventory is comprised of spare parts and supplies.

NOTE E -- INVESTMENTS

     At September 30, 2000 and 1999, investments in common stock accounted for using the equity method amounted to $74 million and $72 million, respectively. Dividends received from equity affiliates were $8 million in 2000, $19 million in 1999, and $7 million in 1998.

     The combined results of operations and financial position of Cabot's equity-basis affiliates are summarized below:

                                                             SEPTEMBER 30,
                                                            ----------------
                                                            2000        1999
                                                            ----        ----
(DOLLARS IN MILLIONS)
Condensed Income Statement Information:
Net sales...............................................    $686        $622
Gross profit............................................     235         228
Net income..............................................      38          39

Condensed Balance Sheet Information:
Current assets..........................................    $321        $274
Non-current assets......................................     384         396
Current liabilities.....................................     271         247
Non-current liabilities.................................     276         280
Net assets..............................................     158         143

     The cost and fair value of available-for-sale equity securities included in other investments are summarized as follows:

                                                              SEPTEMBER 30,
                                                            -----------------
                                                            2000         1999
                                                            ----         ----
(DOLLARS IN MILLIONS)
Cost....................................................    $20          $20
Cumulative unrealized holding gains.....................      7            5
Foreign currency translation adjustment on foreign
  denominated securities................................     (3)          (1)
                                                            ---          ---
Fair value..............................................    $24          $24
                                                            ===          ===

     Unrealized holding gains were credited to accumulated other comprehensive income in stockholders' equity net of deferred taxes of $3 million and $2 million at September 30, 2000 and 1999, respectively. Foreign currency translation adjustments on foreign securities are included in accumulated other comprehensive income within stockholders' equity as part of foreign currency translation adjustments. There were no sales of available-for-sale equity securities for the year ended September 30, 2000. Gains related to sales of available-for-sale equity securities were $10 million and $90 million in 1999 and 1998, respectively.

NOTE F -- PROPERTY, PLANT & EQUIPMENT

     Property, plant and equipment is summarized as follows:

                                                            SEPTEMBER 30,
                                                         --------------------
                                                          2000          1999
                                                         ------        ------
(DOLLARS IN MILLIONS)
Land and improvements................................    $   50        $   74
Buildings............................................       290           297
Machinery and equipment..............................     1,296         1,394
Other................................................        75            80
Construction in progress.............................        83           194
                                                         ------        ------
          Total property, plant and equipment........     1,794         2,039
Less: accumulated depreciation.......................       988         1,015
                                                         ------        ------
          Net property, plant and equipment..........    $  806        $1,024
                                                         ======        ======

     Depreciation expense for continuing operations was $116 million, $114 million and $107 million for the years ended September 30, 2000, 1999 and 1998, respectively.

NOTE G -- ACCOUNTS PAYABLE & ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consisted of the following:

                                                             SEPTEMBER 30,
                                                            ----------------
                                                            2000        1999
                                                            ----        ----
(DOLLARS IN MILLIONS)
Accounts payable........................................    $134        $157
Accrued employee compensation...........................      32          28
Income taxes payable....................................     152           -
Other accrued liabilities...............................     107          67
                                                            ----        ----
          Total.........................................    $425        $252
                                                            ====        ====

NOTE H -- DEBT

     Unsecured long-term debt consisted of the following:

                                                             SEPTEMBER 30,
                                                            ----------------
                                                            2000        1999
                                                            ----        ----
(DOLLARS IN MILLIONS)
Fixed Rate Notes (stated rate):
     Notes due 2002 -- 2022, 8.0%.......................    $ 89        $105
     Notes due 2004 -- 2011, 7.1%.......................      90          90
     Note due 2027, 7.3%................................      25          25
     Note due 2027, put option 2004, 6.6%...............       1          25
     Notes due 2000 -- 2018, 6.6%.......................     100         100
     Guarantee of ESOP notes, due 2013, 8.3%............      56          59
     Notes due 1999 -- 2002, 6.0%.......................       9          11
     Foreign term loan, due 2000, 8.7%..................       -           2
     Other, due beginning in 2000 with various rates
       from 3.0% to 18.5%...............................       5           8
Variable Rate Note (end of year rate):
     Foreign term loan, due 2001, floating rate 4.7%....       2           5
                                                            ----        ----
                                                             377         430
Less: current portion of long-term debt.................     (48)        (11)
                                                            ----        ----
          Total.........................................    $329        $419
                                                            ====        ====

     In June 1992, Cabot filed a registration statement on Form S-3 with the Securities and Exchange Commission covering $300 million of debt securities. In 1992, $105 million of medium-term notes were issued to refinance $105 million of notes payable. In May of 2000, Cabot purchased $15.5 million of these medium-term notes. The medium-term notes have a weighted-average maturity of 17 years and a weighted-average interest rate of 8.0%.

     In February 1997, Cabot issued $90 million of medium-term notes. The notes have a weighted-average maturity of 11 years and a weighted-average interest rate of 7.1%.

     In October 1997, Cabot issued a total of $50 million in medium-term notes. These notes included a $25 million note, with an interest rate of 7.3% due in 2027, and a $25 million note, with an interest rate of 6.6% due in 2027, with a put option in 2004. In 2000, Cabot purchased $24.5 million of the 6.6% notes.

     In December 1998, Cabot issued $100 million in medium-term notes. The notes have a weighted-average maturity of 6 years and a weighted-average interest rate of 6.6%.

     In November 1988, Cabot's Employee Stock Ownership Plan ("ESOP") borrowed $75 million from an institutional lender in order to finance its purchase of 75,000 shares of Cabot's Series B ESOP Convertible Preferred Stock. This debt bears interest at 8.3% per annum, and is to be repaid in equal quarterly installments through December 31, 2013. Cabot, as guarantor, has reflected the outstanding balance of $56 million and $59 million as a liability in the Consolidated Balance Sheet at September 30, 2000 and 1999, respectively. An equal amount, representing deferred employee benefits, has been recorded as a reduction to stockholders' equity.

     In March 2000, Cabot Microelectronics Corporation ("CMC") borrowed $17 million from an institutional lender. During the third quarter of fiscal 2000, CMC repaid $13.5 million of the loan. As a result of the spin-off of CMC on September 29, 2000, this loan is no longer consolidated into the results of Cabot Corporation.

     Cabot may borrow up to $300 million at floating rates under the terms of a revolving credit and term loan facility. The agreement contains specific covenants, including certain maximum indebtedness limitations and minimum cash flow requirements, that would limit the amount available for future borrowings. Commitment fees are paid based on the used and unused portions of the facility. The facility is available through January 3, 2002. No amounts were outstanding under this credit agreement at September 30, 2000 or 1999.

     In September 1998, Cabot filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission covering $500 million of debt securities. This registration includes the remaining $55 million not then issued under the 1992 registration. At September 30, 2000 and 1999, there were no borrowings outstanding under this registration.

     The aggregate principal amounts of long-term debt due in each of the five fiscal years 2001 through 2005 and thereafter are $48 million, $30 million, $5 million, $40 million, $3 million and $250 million, respectively.

     At September 30, 2000 and 1999, the fair market value of long-term borrowings was approximately $290 million and $417 million, respectively.

     The weighted-average interest rate on short-term borrowing of $20 million and $186 million was approximately 9.1% and 6.0% as of September 30, 2000 and 1999, respectively.

     In November 2000, a Cabot subsidiary borrowed 150 million EURO ($125 million) from institutional lenders. The loan is payable in EUROs, bears interest at EURIBOR plus 1.10%, and matures in November 2003.

NOTE I -- EMPLOYEE BENEFIT PLANS

     The following provides a reconciliation of benefit obligations, plan assets, the funded status, and weighted-average assumptions of the defined benefit pension and postretirement benefit plans:

                                                                                    POSTRETIREMENT
                                                                PENSION BENEFITS       BENEFITS
                                                                 SEPTEMBER 30,      SEPTEMBER 30,
                                                                ----------------    --------------
                                                                 2000      1999     2000     1999
                                                                ------    ------    -----    -----
(DOLLARS IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................     $221      $220     $ 90     $ 90
Service cost................................................        6         7        1        1
Interest cost...............................................       13        13        6        6
Plan participants' contribution.............................        -         1        -        -
Amendments..................................................        7         -        -        -
Foreign currency exchange rate changes......................      (18)       (3)       -        -
Gain (loss) from changes in actuarial assumptions...........       (1)       (1)       -       (1)
Special termination benefit.................................        1         1        -        -
Benefits paid...............................................      (18)      (17)      (5)      (6)
                                                                 ----      ----     ----     ----
Benefit obligation at end of year...........................     $211      $221     $ 92     $ 90
                                                                 ====      ====     ====     ====

                                                                                    POSTRETIREMENT
                                                                PENSION BENEFITS       BENEFITS
                                                                 SEPTEMBER 30,      SEPTEMBER 30,
                                                                ----------------    --------------
                                                                 2000      1999     2000     1999
                                                                ------    ------    -----    -----
(DOLLARS IN MILLIONS)
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year..............     $263      $238     $  -     $  -
Actual return on plan assets................................       51        40        -        -
Employer contribution.......................................        4         5        5        6
Plan participants' contribution.............................        -         1        -        -
Foreign currency exchange rate changes......................      (19)       (4)       -        -
Benefits paid...............................................      (18)      (17)      (5)      (6)
                                                                 ----      ----     ----     ----
Fair value of plan assets at end of year....................     $281      $263     $  -     $  -
                                                                 ====      ====     ====     ====
Funded status...............................................     $ 70      $ 42     $(92)    $(90)
Unrecognized transition amount..............................       (1)        -        -        -
Unrecognized prior service cost.............................        3        (3)      (3)      (3)
Unrecognized net (gain) loss................................      (78)      (51)      17       17
                                                                 ----      ----     ----     ----
Recognized liability........................................     $ (6)     $(12)    $(78)    $(76)
                                                                 ====      ====     ====     ====
AMOUNTS RECOGNIZED IN THE CONSOLIDATED
  BALANCE SHEETS CONSIST OF:
Prepaid benefit cost........................................     $ 17      $ 15     $  -     $  -
Other liabilities...........................................      (23)      (27)     (78)     (76)
                                                                 ----      ----     ----     ----
Net amount recognized.......................................     $ (6)     $(12)    $(78)    $(76)
                                                                 ====      ====     ====     ====

                                                              ASSUMPTIONS AS OF SEPTEMBER 30,
                                                              --------------------------------
                                                              2000     1999     2000     1999
                                                              -----    -----    -----    -----
WEIGHTED-AVERAGE RATES:
Discount rate...............................................  6.6%     6.2%     7.3%     7.0%
Expected rate of return on plan assets......................  8.4%     8.1%      N/A      N/A
Assumed rate of increase in compensation....................  4.3%     4.3%      N/A      N/A
Assumed annual rate of increase in health care benefits.....   N/A      N/A     6.5%     6.3%

     Net periodic defined benefit pension and other postretirement benefit costs include the following components:

                                           PENSION BENEFITS              POSTRETIREMENT BENEFITS
                                      ---------------------------      ---------------------------
                                       YEARS ENDED SEPTEMBER 30,        YEARS ENDED SEPTEMBER 30,
                                      ---------------------------      ---------------------------
                                      2000       1999       1998       2000       1999       1998
(DOLLARS IN MILLIONS)                 -----      -----      -----      -----      -----      -----
Service cost........................  $  6       $  7       $  8       $  1       $  1       $  1
Interest cost.......................    13         13         11          6          6          6
Expected return on plan assets......   (14)       (16)       (16)         -          -          -
Amortization of transition asset....    (1)        (1)        (1)         -          -          -
Recognized losses (gains)...........    (2)         1          2          1          1          -
                                      ----       ----       ----       ----       ----       ----
Net periodic benefit cost...........  $  2       $  4       $  4       $  8       $  8       $  7
                                      ====       ====       ====       ====       ====       ====

     Cabot provides both defined benefit and defined contribution plans for its employees. Defined benefit pension plans include, but are not limited to, the Cabot Cash Balance Plan ("CBP") and several foreign pension plans. Defined contribution plans include the Cabot Retirement Incentive Savings Plan ("CRISP"), Cabot Employee Savings Plan ("CESP"), and the Cabot Employee Stock Ownership Plan ("ESOP").

     Cabot also has postretirement benefit plans that provide certain health care and life insurance benefits for retired employees. Substantially all U.S. employees become eligible for these benefits if they have met certain age and service requirements at retirement. Cabot funds the plans as claims or insurance premiums come due.

     In fiscal 2000, certain amendments were made to the plans to provide for special termination benefits for the employees of Cabot Microelectronics Corporation and the LNG business.

  Defined Benefit Pension Plans

     The worldwide defined benefit pension plan assets are comprised principally of investments in equity securities and government bonds. Prior service costs are amortized over the remaining 4 to 15 years, while the net transition assets are amortized over 1 to 4 years.

     The benefit obligation for certain foreign defined benefit pension plans with benefit obligations in excess of plan assets were $18 million and $23 million as of September 30, 2000 and 1999, respectively. The fair value of plan assets for the aforementioned plans were $14 million and $16 million as of September 30, 2000 and 1999, respectively. Included in plan assets at September 30, 2000 and 1999 are $7 million and $9 million, respectively, of insurance contracts.

     Measurement of defined benefit pension expense is based on assumptions used to value the defined benefit pension liability at the beginning of the year.

  Defined Contribution Plans

     The total contribution recognized as an expense for the CRISP was $4 million in 2000, $5 million for 1999 and $4 million in 1998. Information regarding the ESOP can be found in Note J.

  Postretirement Benefit Plans

     Postretirement benefit plans include health care and life insurance plans. Measurement of postretirement benefit expense is based on assumptions used to value the postretirement benefit liability at the beginning of the year. Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A 1-percentage-point change in the 2000 assumed health care cost trend rate would have the following effects:

                                                             1-PERCENTAGE-POINT
                                                            --------------------
                                                            INCREASE    DECREASE
(DOLLARS IN MILLIONS)                                       --------    --------
Effect on total of service and interest cost components...    $  1        $ (1)
Effect on postretirement benefit obligation...............    $  8        $ (8)

NOTE J -- EMPLOYEE STOCK OWNERSHIP PLAN

  Plan Description

     In September 1988, Cabot established an Employee Stock Ownership Plan ("ESOP"), a defined contribution plan, as an integral part of the retirement program that was designed for participants to share in the growth of Cabot. All employees of Cabot and its participating subsidiaries, except those individuals subject to collective bargaining agreements and individuals employed by the Performance Materials segment, are eligible to participate beginning on the later of the first day of employment or the date the employee is included in an employee group that participates in the plan.

     In November 1988, Cabot placed 75,336 shares of its Series B ESOP Convertible Preferred Stock in the ESOP for cash at a price of $1,000 per share. Each share of the Series B ESOP Convertible Preferred Stock is convertible into
146.4 shares of Cabot's common stock, subject to certain events and anti-dilution adjustment provisions, and carries voting rights on an "as converted" basis. As a result of the Cabot Microelectronics dividend (Note C) that was distributed to the holders of Cabot common stock, on September 29, 2000, the conversion rate of the Series B ESOP convertible preferred stock was adjusted from 87.5 to 146.4 shares of

Cabot's common stock. The trustee for the ESOP has the right to cause Cabot to redeem shares sufficient to provide for periodic distributions to plan participants. Cabot has the option to redeem the shares for $1,000 per share, convert the shares to common stock, or a combination thereof.

     The issued shares of Series B ESOP Convertible Preferred Stock receive preferential and cumulative quarterly dividends, and are ranked as to dividends and liquidation prior to Cabot's Series A Junior Participating Preferred Stock and common stock. At September 30, 2000, 9 million shares of Cabot's common stock were reserved for conversion of the Series B ESOP Convertible Preferred Stock.

  Contributions

     On the last business day of each calendar quarter, 750 shares of the Series B Convertible Preferred Stock are released and allocated to participants' accounts. The allocation to each participant is based on the value of Cabot's preferred stock, the number of shares allocated as dividends, and the total eligible compensation. Effective January 1, 1997, the participant's respective contribution allocation cannot fall below 4% of the participant's eligible compensation. If the amount of the participant allocation were to fall below 4%, Cabot would make an additional contribution to bring the total value to 4% for the participant. Additionally, allocations in excess of 8% are used first to fund the CRISP employer match and any surplus would then be allocated to ESOP participants. The allocation is made to the account of each participant who is employed on that date, or has retired, died, or become totally and permanently disabled during the quarter. Cabot recognized expenses related to the ESOP of $2 million in 2000, $2 million in 1999 and $1 million in 1998.

NOTE K -- EQUITY INCENTIVE PLANS

     Cabot has an Equity Incentive Plan for key employees. Under the plan adopted in 1988, Cabot was able to grant participants various types of stock and stock-based awards. During the period from 1988 through 1991, the awards granted consisted of stock options, performance appreciation rights ("PARs"), and tandem units that may be exercised as stock options or PARs. These awards were granted at the fair market value of Cabot's common stock at date of grant, vested ratably on each of the next four anniversaries of the award, and generally expire ten years from the date of grant. From 1992 through 1995, awards consisted of Cabot common stock, which employees could elect to receive in the form of restricted stock purchased at a price equal to 50% of the fair market value on the date of the award, nonqualified stock options at fair market value of Cabot's common stock on the date of the award, or a combination of one-half of each. Effective in March 1996, no new awards were permitted under this plan.

     In December 1995, the Board of Directors adopted, and in March 1996, Cabot stockholders approved, the 1996 Equity Incentive Plan. Under this plan, Cabot can make various types of stock and stock-based awards, the terms of which are determined by Cabot's Compensation Committee. Awards under the 1996 plan have been made primarily as part of Cabot's Long-Term Incentive Program. These awards consist of restricted stock, which could be purchased at a price equal to 40% of the fair market value on the date of the award, or nonqualified stock options exercisable at the fair market value of Cabot's common stock on the date of the award. Variations of the restricted stock awards were made to international employees in order to try to provide results comparable to U.S. employees. The awards generally vest on the third anniversary of the grant for participants then employed by Cabot, and the options generally expire five years from the date of grant. In November 1998, the Board of Directors adopted, and in March 1999, Cabot stockholders approved, the 1999 Equity Incentive Plan. This plan is similar to the 1996 Equity Incentive Plan with the exception of the maximum discount price, which was established at a price equal to 30% of the fair market value on the date of the award.

     Cabot had 6 million shares of common stock reserved for issuance under the 1996 and 1999 plans. There were approximately 3 million shares available for future grants at September 30, 2000, under both plans. Compensation expense recognized during 2000, 1999, and 1998 for restricted stock grants was $17 million, $12 million, and $10 million, respectively, including discontinued operations. The Compensation Committee of the Board of Directors voted on July 14, 2000 to accelerate the vesting of both the restricted stock grants and the stock options held by employees of Cabot Microelectronics Corporation and the LNG business. As a result, the compensation charge for fiscal 2000 includes a $2 million charge related to the accelerated vesting of those restricted stock grants, which has been included in discontinued operations.

  Restricted Stock

     The following table summarizes the plans' restricted stock activity from September 30, 1997 through September 30, 2000:

                                                      RESTRICTED   WEIGHTED-AVERAGE
                                                        STOCK       PURCHASE PRICE
                                                      ----------   ----------------
(SHARES IN THOUSANDS)
Outstanding at September 30, 1997...................    2,253           $11.87
     Granted........................................    1,026            21.47
     Vested.........................................     (670)           10.15
     Canceled.......................................     (108)           11.96
                                                        -----
Outstanding at September 30, 1998...................    2,501            16.27
     Granted........................................    1,034             9.19
     Vested.........................................     (733)           11.48
     Canceled.......................................     (135)            9.60
                                                        -----
Outstanding at September 30, 1999...................    2,667            11.08
     Granted........................................    1,497             8.85
     Vested.........................................     (875)           12.43
     Canceled.......................................     (217)           10.75
                                                        -----
Outstanding at September 30, 2000...................    3,072           $11.35
                                                        =====

  Stock-Based Compensation

     The following table summarizes the plans' stock option activity from September 30, 1997 through September 30, 2000:

                                                         STOCK    WEIGHTED-AVERAGE
                                                        OPTIONS    EXERCISE PRICE
                                                        -------   ----------------
(OPTIONS IN THOUSANDS)
Outstanding at September 30, 1997.....................   1,457         $10.67
     Granted..........................................     281          35.31
     Exercised........................................    (393)          9.21
     Canceled.........................................     (23)         18.98
                                                         -----
Outstanding at September 30, 1998.....................   1,322          16.26
     Granted..........................................     582          27.00
     Exercised........................................    (209)          9.73
     Canceled.........................................     (50)         27.96
                                                         -----
Outstanding at September 30, 1999.....................   1,645          20.53
     Granted..........................................     435          24.44
     Exercised........................................    (685)         10.98
     Canceled.........................................    (179)         27.41
     Adjustment due to CMC spin-off...................     910
                                                         -----
Outstanding at September 30, 2000.....................   2,126         $15.07
                                                         =====

     Options outstanding at September 30, 2000, were as follows:

                              OPTIONS OUTSTANDING
                      ------------------------------------     OPTIONS EXERCISABLE
                                       WEIGHTED-AVERAGE      -----------------------
                                    ----------------------                 WEIGHTED-
                       THOUSANDS                REMAINING     THOUSANDS     AVERAGE
     RANGE OF         OF OPTIONS    EXERCISE   CONTRACTUAL   OF OPTIONS    EXERCISE
  EXERCISE PRICE      OUTSTANDING    PRICE     LIFE YEARS    EXERCISABLE     PRICE
-------------------   -----------   --------   -----------   -----------   ---------
 4.50   --    10.83        373        8.05        3.24           164          4.50
13.70   --    15.33         57       14.27        1.65            57         14.27
15.50   --    20.27      1,696       16.64        4.06             -             -
                         -----                                   ---
      Total Options      2,126                                   221
                         =====                                   ===

     Due to the spin-off of Cabot Microelectronics Corporation, Cabot adjusted the exercise price and number of options outstanding at September 30, 2000 to maintain the same intrinsic value as prior to the spin-off. The estimated weighted-average fair value of the options granted during fiscal 2000, 1999 and 1998 were $7.06, $8.24 and $11.00, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                  YEARS ENDED SEPTEMBER 30,
                                               --------------------------------
                                                 2000        1999        1998
                                               --------    --------    --------
Expected stock price volatility..............       39%         35%         34%
Risk free interest rate......................      6.5%        5.4%        5.6%
Expected life of options.....................   4 years     4 years     4 years
Expected annual dividends....................  $   0.44    $   0.44    $   0.42

     If the fair value method prescribed by FAS No. 123 had been used, Cabot's pro forma net income and pro forma net income per common share for fiscal 2000, 1999 and 1998 would have been as follows:

                                                   YEARS ENDED SEPTEMBER 30,
                                                  ---------------------------
                                                  2000       1999       1998
                                                  -----      -----      -----
Net income -- pro forma (in millions).........    $ 451      $  96      $ 121
Net income per common share -- pro forma:
     Basic....................................    $7.00      $1.45      $1.80
     Diluted..................................    $6.18      $1.29      $1.60

     The effects of applying the fair value method in this pro forma disclosure are not indicative of future amounts. The fair value method does not apply to awards prior to 1995 and additional awards in future years are anticipated.

NOTE L -- STOCKHOLDERS' EQUITY

     The following table summarizes Cabot's stock activity:

                                                    YEARS ENDED SEPTEMBER 30,
                                                    --------------------------
                                                    2000       1999       1998
                                                    ----       ----       ----
(PREFERRED SHARES IN THOUSANDS)
(COMMON SHARES IN MILLIONS)
Preferred Stock
Beginning of year..............................      75         75         75
                                                    ---        ---        ---
     End of year...............................      75         75         75
                                                    ===        ===        ===
Preferred Treasury Stock
Beginning of year..............................      10          9          7
Purchased preferred treasury stock.............       3          1          2
                                                    ---        ---        ---
     End of year...............................      13         10          9
                                                    ===        ===        ===

                                                    YEARS ENDED SEPTEMBER 30,
                                                    --------------------------
                                                    2000       1999       1998
                                                    ----       ----       ----
(PREFERRED SHARES IN THOUSANDS)
(COMMON SHARES IN MILLIONS)
Common Stock
Beginning of year..............................      67         67        136
Issued common stock............................       3          2          -
Purchased and retired common stock.............      (2)        (2)         -
Retirement of treasury stock...................       -          -        (69)
                                                    ---        ---        ---
     End of year...............................      68         67         67
                                                    ===        ===        ===
Common Treasury Stock
Beginning of year..............................       -          -         67
Purchased......................................       -          -          4
Issued.........................................       -          -         (2)
Retirement of treasury stock...................       -          -        (69)
                                                    ---        ---        ---
     End of year...............................       -          -          -
                                                    ===        ===        ===

     In May 1999 and May 2000, Cabot adopted a stock purchase assistance program whereby Cabot may extend credit to purchase restricted shares of Cabot Corporation common stock awarded under Cabot's Equity Incentive Plans to those participants in Cabot's 1999 and 2000 Long-Term Incentive Programs. The notes bear interest at 6% per annum on a principal amount of up to 30% of the aggregate fair market value of such purchased stock on the day of grant. Interest is payable quarterly and principal is due on various dates through May 2003. On June 30, 1999, Cabot purchased, from a financial institution, loans to Cabot employees totaling $18 million. These loans were made to help finance the purchase of restricted shares of Cabot Corporation common stock under Cabot's Long-Term Incentive Program. As of September 30, 2000, the notes outstanding totaled approximately $27 million and are included as a separate component of stockholders' equity.

     In September 2000, the Board of Directors authorized Cabot to purchase up to 10 million shares of Cabot's common stock superseding the previous authorization issued in January 2000. Approximately 800,000 shares have been purchased under this new authorization at November 30, 2000.

     In January 2000, the Board of Directors authorized Cabot to purchase up to 4 million shares of Cabot's common stock, superseding the previous authorization issued in September 1998. On September 11, 1998, the Board of Directors adopted a resolution to retire and restore to the status of authorized, but unissued, both the entire balance of shares of common stock classified as common treasury stock and all subsequent acquisitions/purchases effective September 30, 1998. For the year ended September 30, 1998, a total of 69 million shares of Cabot's common stock had been retired.

     In November 1995, Cabot declared a dividend of one Preferred Stock Purchase Right ("Right") for each outstanding share of Cabot's common stock. Each Right entitles the holder, upon the occurrence of certain specified events, to purchase from Cabot one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $200 per share. The Right further provides that each Right will entitle the holder, upon the occurrence of certain other specified events, to purchase from Cabot its common stock having a value of twice the exercise price of the Right, and upon the occurrence of certain other specified events, to purchase from another person into which Cabot was merged or which acquired 50% or more of Cabot's assets or earnings power, common stock of such other person having a value of twice the exercise price of the Right. The Right may generally be redeemed by Cabot at a price of $0.01 per Right. The Rights are not presently exercisable and will expire on November 10, 2005.

  Comprehensive Income

     The pre-tax, tax, and after-tax effects of the components of other comprehensive income are shown below:

                                                                 YEARS ENDED SEPTEMBER 30,
                                                                ----------------------------
                                                                PRE-TAX    TAX     AFTER-TAX
                                                                -------    ----    ---------
(DOLLARS IN MILLIONS)
1998
Foreign currency translation adjustments....................     $(11)     $  -      $(11)
Unrealized gain on marketable equity securities:
     Unrealized holding gain arising during period..........       28       (14)       14
     Less: reclassification adjustment for gain realized in
       net income...........................................      (90)       39       (51)
                                                                 ----      ----      ----
     Change in unrealized gain..............................      (62)       25       (37)
                                                                 ----      ----      ----
Other comprehensive income (loss)...........................     $(73)     $ 25      $(48)
                                                                 ====      ====      ====
1999
Foreign currency translation adjustments....................     $(17)     $  -      $(17)
Unrealized gain on marketable equity securities:
     Unrealized holding loss arising during period..........      (10)        3        (7)
     Less: reclassification adjustment for gain realized in
       net income...........................................      (11)        4        (7)
                                                                 ----      ----      ----
     Change in unrealized gain..............................      (21)        7       (14)
                                                                 ----      ----      ----
Other comprehensive income (loss)...........................     $(38)     $  7      $(31)
                                                                 ====      ====      ====
2000
Foreign currency translation adjustments....................     $(58)     $  -      $(58)
Unrealized holding gain arising during period...............        1         -         1
                                                                 ----      ----      ----
Other comprehensive income (loss)...........................     $(57)     $  -      $(57)
                                                                 ====      ====      ====

     The balance of related after-tax components comprising accumulated other comprehensive income (loss) are summarized below:

                                                                        SEPTEMBER 30,
                                                                ------------------------------
                                                                 2000       1999       1998
                                                                -------    ------    ---------
(DOLLARS IN MILLIONS)
Foreign currency translation adjustment.....................     $(105)    $  (47)    $  (30)
Unrealized gain on marketable equity securities.............         4          3         17
                                                                 -----     ------     ------
Accumulated other comprehensive income (loss)...............     $(101)    $  (44)    $  (13)
                                                                 =====     ======     ======

NOTE M -- EARNINGS PER SHARE

     Basic and diluted earnings per share ("EPS") were calculated as follows:

                                                                 YEARS ENDED SEPTEMBER 30,
                                                                ---------------------------
                                                                2000       1999       1998
                                                                -----      -----      -----
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Basic EPS:
     Income available to common shares (numerator)..........    $ 450      $  94      $ 118
                                                                =====      =====      =====
     Weighted-average common shares outstanding.............       67         67         68
     Less: contingently issuable shares(a)..................       (3)        (3)        (2)
                                                                -----      -----      -----
     Adjusted weighted-average shares (denominator).........       64         64         66
                                                                =====      =====      =====
     Basic EPS..............................................    $7.04      $1.47      $1.80
                                                                =====      =====      =====

                                                                 YEARS ENDED SEPTEMBER 30,
                                                                ---------------------------
                                                                2000       1999       1998
                                                                -----      -----      -----
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Diluted EPS:
     Income available to common shares......................    $ 450      $  94      $ 118
     Dividends on preferred stock...........................        3          3          4
     Less: income impact of assumed conversion of preferred
       stock................................................       (2)        (2)        (2)
                                                                -----      -----      -----
     Income available to common shares plus assumed
       conversions (numerator)..............................    $ 451      $  95      $ 120
                                                                =====      =====      =====
     Weighted-average common shares outstanding.............       67         67         68
     Effect of dilutive securities:
       Stock-based compensation(b)..........................        6          6          7
                                                                -----      -----      -----
     Adjusted weighted-average shares (denominator).........       73         73         75
                                                                =====      =====      =====
     Diluted EPS............................................    $6.20      $1.31      $1.61
                                                                =====      =====      =====

---------------
(a) Represents restricted stock issued under Cabot Equity Incentive Plans.

(b) Options to purchase 2 million shares of common stock with a weighted-average exercise price of $16.61 were outstanding at September 30, 2000, but were not included in the computation of diluted EPS, because the options' exercise price was greater than the average market price of the common shares adjusted for the spin-off of Cabot Microelectronics Corporation. Stock based compensation also includes the assumed conversion of preferred stock.

NOTE N -- INCOME TAXES

     Income before income taxes was as follows:

                                                                 YEARS ENDED SEPTEMBER 30,
                                                                ----------------------------
                                                                 2000      1999      1998
                                                                -------    ----    ---------
(DOLLARS IN MILLIONS)
Income from continuing operations:
  Domestic..................................................     $ 54      $ 18      $ 37
  Foreign...................................................      103        95       122
                                                                 ----      ----      ----
                                                                  157       113       159
                                                                 ----      ----      ----
Discontinued Operations:
  Income from operations of discontinued businesses.........       62        23         9
  Gain on sale of business..................................      487         -         -
                                                                 ----      ----      ----
                                                                  549        23         9
                                                                 ----      ----      ----
     Total..................................................     $706      $136      $168
                                                                 ====      ====      ====

     Taxes on income consisted of the following:

                                                                 YEARS ENDED SEPTEMBER 30,
                                                                ----------------------------
                                                                 2000      1999      1998
                                                                -------    ----    ---------
(DOLLARS IN MILLIONS)
Continuing Operations:
U.S. federal and state:
     Current................................................     $ (3)     $ 5        $(4)
     Deferred...............................................       16       (2)         6
                                                                 ----      ---        ---
          Total.............................................       13        3          2
                                                                 ----      ---        ---
Foreign:
     Current................................................       43       39         50
     Deferred...............................................        1       (1)         5
                                                                 ----      ---        ---
          Total.............................................       44       38         55
                                                                 ----      ---        ---
               Total Continuing Operations..................       57       41         57
                                                                 ----      ---        ---

                                                                 YEARS ENDED SEPTEMBER 30,
                                                                ----------------------------
                                                                 2000      1999      1998
                                                                -------    ----    ---------
(DOLLARS IN MILLIONS)
Discontinued Operations:
     Income from operations of discontinued businesses......       22        8          3
     Gain on sale of business...............................      178        -          -
                                                                 ----      ---        ---
          Total Discontinued Operations.....................      200        8          3
                                                                 ----      ---        ---
Total.......................................................     $257      $49        $60
                                                                 ====      ===        ===

     The provision for income taxes at Cabot's effective tax rate differed from the provision for income taxes at the statutory rate as follows:

                                                                 YEARS ENDED SEPTEMBER 30,
                                                                ----------------------------
                                                                 2000      1999      1998
                                                                -------    ----    ---------
(DOLLARS IN MILLIONS)
Continuing Operations:
  Computed tax expense at the federal statutory rate........     $ 55      $40        $56
  Foreign income:
       Impact of taxation at different rates, repatriation
          and other.........................................        2        3          3
       Impact of foreign losses for which a current tax
          benefit is not available..........................        1        4          4
  State taxes, net of federal effect........................        -        -          -
  Foreign sales corporation.................................       (1)      (2)        (2)
  U.S. and state benefits from research and experimentation
     activities.............................................       (1)      (2)        (3)
  Other, net................................................        1       (2)        (1)
                                                                 ----      ---        ---
          Total Continuing Operations.......................       57       41         57
                                                                 ----      ---        ---
Discontinued Operations:
  Income from operations of discontinued business...........       22        8          3
  Gain on sale of business..................................      178        -          -
                                                                 ----      ---        ---
          Total Discontinued Operations.....................      200        8          3
                                                                 ====      ===        ===
       Provision for income taxes...........................     $257      $49        $60
                                                                 ====      ===        ===

     Significant components of deferred income taxes were as follows:

                                                                  SEPTEMBER 30,
                                                                -----------------
                                                                2000      1999
                                                                ----    ---------
(DOLLARS IN MILLIONS)
Deferred tax assets:
     Depreciation and amortization..........................    $ 30      $ 41
     Pension and other benefits.............................      56        60
     Environmental matters..................................      13        14
     Special charges........................................       7        12
     Investments............................................      11        11
     State and local taxes..................................       3         4
     Net operating loss and other tax carryforwards.........      17        16
     Other..................................................      26        29
                                                                ----      ----
          Subtotal..........................................     163       187
     Valuation allowances...................................     (10)      (18)
                                                                ----      ----
          Total deferred tax assets.........................    $153      $169
                                                                ====      ====

                                                                  SEPTEMBER 30,
                                                                -----------------
                                                                2000      1999
                                                                ----    ---------
(DOLLARS IN MILLIONS)
Deferred tax liabilities:
     Depreciation and amortization..........................    $ 76      $ 83
     Pension and other benefits.............................      14        14
     Special charges........................................       4         4
     Investments............................................       1         2
     Other..................................................     130       112
                                                                ----      ----
          Total deferred tax liabilities....................    $225      $215
                                                                ====      ====

     The valuation allowance at September 30, 2000 and 1999 represents management's best estimate of the ultimate realization of the net deferred tax amounts. The deferred tax valuation allowance decreased by $8 million due to the utilization and expiration of certain of the net operating losses reflected as deferred tax assets.

     Approximately $50 million of net operating losses and other tax carryforwards remain at September 30, 2000. Of this amount, $33 million will expire in the years 2001 through 2007; $17 million can be carried forward indefinitely. The benefits of these carryforwards are dependent upon taxable income during the carryforward period in those foreign jurisdictions where they arose. Accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized.

     U.S. income tax returns for fiscal years 1994, 1995 and 1996 are currently under examination by the Internal Revenue Service. Assessments, if any, are not expected to have a material adverse effect on the financial statements.

     Provisions have not been made for U.S. income taxes or foreign withholding taxes on approximately $130 million of undistributed earnings of foreign subsidiaries, as these earnings are considered indefinitely reinvested. These earnings could become subject to U.S. income taxes and foreign withholding taxes (subject to a reduction for foreign tax credits) if they were remitted as dividends, were loaned to Cabot or a U.S. subsidiary, or if Cabot should sell its stock in the subsidiaries. However, Cabot believes that U.S. foreign tax credits would largely eliminate any U.S. income tax on these earnings.

NOTE O -- SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments for interest and taxes were as follows:

                                               YEARS ENDED SEPTEMBER 30,
                                              ---------------------------
                                              2000       1999       1998
                                              -----      -----      -----
(DOLLARS IN MILLIONS)
Income taxes paid.........................     $50        $59        $41
Interest paid.............................     $38        $36        $40

     During 2000, Cabot issued restricted stock for notes receivable of $10 million. Also during 2000, Cabot acquired the remaining 50% interest in a joint venture, previously accounted for under the equity method of accounting. Upon purchase of the additional interest, the value of the investment was allocated to the respective net assets. Cabot spun-off its remaining equity interest in Cabot Microelectronics Corporation by distributing a special dividend to shareholders.

     During 1999, Cabot made a charitable contribution of equity securities worth $1 million and issued restricted stock for notes receivable of $8 million.

NOTE P -- COMMITMENTS & CONTINGENCIES

  Lease Commitments

     Cabot leases certain transportation vehicles, warehouse facilities, office space, machinery, and equipment under operating cancelable and non-cancelable leases, most of which expire within ten years and may be renewed by Cabot. Rent expense under such arrangements for 2000, 1999, and 1998 totaled $12 million, $14 million and $15 million, respectively. Future minimum rental commitments under non-cancelable leases are as follows:

          (DOLLARS IN MILLIONS)
2001.....................................             $11
2002.....................................               9
2003.....................................               9
2004.....................................               8
2005.....................................               8
2006 and thereafter......................              32
                                                      ---
          Total future minimum rental
            commitments..................             $77
                                                      ===

  Other Long-Term Commitments

     Cabot has entered into long-term purchase agreements for various key raw materials. The purchase commitments covered by these agreements aggregate approximately $294 million for the periods 2001 to 2005.

     During 1995, Cabot entered into long-term supply agreements of more than six years with certain North American tire customers. The contracts are designed to provide such customers with agreed-upon amounts of carbon black at prices based on an agreed-upon formula.

  Contingencies

     Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

     During 1998, a charge to environmental expenses was made for costs incurred for remediation of environmental issues related to a business divested in 1989. As of September 30, 2000 and 1999, Cabot had approximately $38 million and $39 million, respectively, reserved for environmental matters primarily related to divested businesses. The amount represents Cabot's current best estimate of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of cleanup required, alternative cleanup methods available, abilities of other responsible parties to contribute, and its interpretation of applicable laws and regulations applicable to each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Cabot is unable to reasonably estimate the amount of possible loss in excess of the accrued amount. Operating results included charges for environmental expense of $3 million in 2000 and $4 million in both 1999 and 1998.

     In the opinion of Cabot, although final disposition of these suits and claims may impact Cabot's financial statements in a particular period, they will not, in the aggregate, have a material adverse effect on Cabot's financial position.

NOTE Q -- RISK MANAGEMENT

     Cabot's principal objectives in managing its exposure to interest rate changes, foreign currency rate changes, share price changes and commodity price changes is to reduce volatility and limit the impact of the changes on earnings. To achieve its objectives, Cabot identifies these risks and manages them through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Chemicals Group enter into contracts with customers and suppliers that are designed to limit the risk of certain foreign currency rate and commodity price changes. Cabot enters into certain contracts in the carbon black business in which the price of the product is adjusted to a certain extent based on price movements in feedstock. Until its sale on September 19, 2000, LNG entered into certain supply contracts where the purchase price of LNG was adjusted based on the final selling price. Certain contracts in Cabot's foreign subsidiaries are denominated in U.S. dollars or a currency other than the functional currency of the subsidiary. Cabot may enter into certain contracts for share repurchases to limit the risk associated with stock price fluctuations. Additionally, Cabot attempts to limit its net monetary exposure in currencies of hyper-inflationary countries, primarily in South America.

  Market Risk

     Cabot determines its worldwide exposures to interest rate changes, foreign currency rate changes, share price changes and commodity price changes and reduces the impact of rate and price changes through the use of derivative financial instruments. These financial instruments are designated as hedges of underlying exposures associated with specific assets, liabilities, or firm commitments or anticipated transactions and are monitored to determine if they remain effective hedges. Since Cabot utilizes interest rate, foreign currency, and commodity sensitive derivative instruments for hedging, a loss in fair value for those instruments is generally offset by increases in the value of the underlying transaction. Market risk exposure to other financial instruments is not material to earnings, cash flow, or fair values.

     Cabot manages market risks pursuant to policies aimed at protecting Cabot against risks and prohibiting speculation on market movements. Actions taken by Cabot's businesses to provide such protection are reviewed and approved by Cabot's Risk Management Committee, which is charged with enforcing Cabot's risk management policy.

  Interest Rates

     Cabot's objective in managing its exposure to interest rate changes is to reduce the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, Cabot used interest rate swaps to hedge and/or lower financing costs and to adjust fixed and variable rate debt position through January 2000. At September 30, 1999, the fair value of swaps was $(4) million. Cabot settled the remaining interest rate swaps in January 2000. For 2000, 1999 and 1998 the gains or losses in interest income or expense associated with these agreements were immaterial.

  Foreign Currency

     Cabot's international operations are subject to certain opportunities and risks, including currency fluctuations and government actions. Operations in each country are closely monitored so Cabot can respond to changing economic and political environments and to fluctuations in foreign currencies. Accordingly, Cabot utilizes foreign currency option contracts and forward contracts to hedge its exposure of firm commitments or anticipated transactions, primarily for receivables and payables denominated in currencies other than the entity's functional currencies. Cabot also monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. Cabot has foreign currency instruments primarily denominated in the EURO, Japanese yen, British pound sterling, Canadian dollar, and Australian dollar.

     At September 30, 2000 and 1999, Cabot had $60 million and $95 million in foreign currency instruments outstanding, respectively. For 2000, 1999 and 1998, the net realized gain or (loss) associated with these types of instruments were $(1) million, $(3) million and $2 million, respectively. The net unrealized losses as of September 30, 2000 and 1999, based on the fair value of the instruments, were not material to each respective period, and have been recorded as expenses.

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

  Commodities

     Cabot is exposed to commodity price fluctuations that affect its sales revenues and supply costs. From time to time, Cabot entered into commodity futures contracts, commodity price swaps, and/or option contracts to hedge a portion of firmly committed and anticipated transactions against natural gas price fluctuations when it owned the LNG business. Cabot monitored its exposure to ensure the overall effectiveness of its hedge positions. In 2000, Cabot realized a $1 million loss on futures contracts. In 1999, Cabot realized gains associated with futures of $2 million and realized losses associated with options of $2 million. At September 30, 1999, the notional principal amounts of commodity futures contracts, commodity price swaps, and option contracts were $115 million, maturing through August 2000. At September 30, 2000, no contracts were outstanding.

  Concentration of Credit

     Financial instruments that subject Cabot to concentrations of credit risk consist principally of trade receivables. Tire manufacturers comprise a significant portion of Cabot's trade receivable balance. At September 30, 2000 and 1999, Cabot had trade receivables of approximately $83 million and $67 million, respectively, from tire manufacturers. Although Cabot's exposure to credit risk associated with nonpayment by tire manufacturers is affected by conditions or occurrences within the tire industry, the majority of the trade receivables from the tire manufacturers were current at September 30, 2000. Receivables with two tire manufactures each made up 5% of Cabot's receivables at that date.

NOTE R -- FINANCIAL INFORMATION BY SEGMENT & GEOGRAPHIC AREA

  Segment Information

     During 1999, Cabot reorganized into market-focused strategic business units ("SBUs"), each having responsibility for individual global marketing strategies, day-to-day business operations, and new product development. Under FAS No. 131, these SBUs aggregate into three reportable segments: Chemicals Group (which includes carbon black, fumed metal oxides, and inkjet colorants), Performance Materials, and Specialty Fluids. Cabot was organized into SBUs to better direct its technical strengths and focus on key markets. Cabot's business segment reporting under FAS No. 131 is consistent with the changes in its financial reporting structure incorporated in Cabot's management reporting. A description of Cabot's three business segments and their products, services, and markets served is shown in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this annual report on Form 10-K.

     The accounting policies of the segments are the same as those described in the summary of "Significant Accounting Policies." Exceptions are noted as follows and are incorporated in the tables on the following page. Revenues from external customers for certain operating segments within the Chemicals Group include 100% of equity affiliate sales. Transfers of ore to Performance Materials from Specialty Fluids are generally valued at market-based prices, and revenues generated by these transfers are shown as segment revenues from external customers. Segment profit is a measure used by Cabot's chief operating decision makers to measure consolidated operating results and assess segment performance. Cabot evaluates the performance of its segments and allocates resources based on segment profit or loss before tax ("PBT"), including equity in net income of affiliated companies, but excluding special items (Note B), gains on the sale of equity securities, and foreign currency transaction gains and losses. Costs related to divested businesses and interest expense are not allocated to operating segments. Cash, short-term investments, investments other than equity basis, income taxes receivable, deferred taxes, and headquarters' assets are included in Unallocated and Other. Expenditures for additions to long-lived assets include total equity and other investments (including available-for-sale securities), property, plant and equipment, and intangible assets.

     Financial information by segment was as follows:

                                                             YEARS ENDED SEPTEMBER 30,
                                    ---------------------------------------------------------------------------
                                    CHEMICALS   PERFORMANCE   SPECIALTY   SEGMENT   UNALLOCATED    CONSOLIDATED
                                      GROUP      MATERIALS     FLUIDS      TOTAL    AND OTHER(1)      TOTAL
      (DOLLARS IN MILLIONS)         ---------   -----------   ---------   -------   ------------   ------------
2000
Revenues from external
  customers(2)....................   $1,360        $215          $20      $1,595       $ (78)         $1,517
Depreciation and
  amortization(3).................      105           9            2         116          13             129
Equity in net income of affiliated
  companies.......................        5           8            -          13           -              13
Profit (loss) from continuing
  operations before taxes(4)......      180          38           (3)        215         (58)            157
Assets(5).........................    1,168         195           47       1,410         724           2,134
Investment in equity-basis
  affiliates......................       47          27            -          74           -              74
Total expenditures for additions
  to long-lived assets(6).........       87          12            1         100          53             153
1999
Revenues from external
  customers(2)....................   $1,224        $187          $12      $1,423       $ (69)         $1,354
Depreciation and
  amortization(3).................      104           8            4         116           9             125
Equity in net income of affiliated
  companies.......................        8           5            -          13           -              13
Profit (loss) from continuing
  operations before taxes(4)......      163          30           (3)        190         (77)            113
Assets(5).........................    1,244         205           50       1,499         343           1,842
Investment in equity-basis
  affiliates......................       52          20            -          72           -              72
Total expenditures for additions
  to long-lived assets(6).........      114           9            3         126          46             172
1998
Revenues from external
  customers(2)....................   $1,295        $175          $13      $1,483       $ (91)         $1,392
Depreciation and
  amortization(3).................      100           7            3         110           5             115
Equity in net income of affiliated
  companies.......................       12           5            -          17           -              17
Profit (loss) from continuing
  operations before taxes(4)......      187          21           (2)        206         (47)            159
Assets(5).........................    1,242         207           39       1,488         317           1,805
Investment in equity-basis
  affiliates......................       75          15            -          90           1              91
Total expenditures for additions
  to long-lived assets(6).........      156          11            4         171          76             247

---------------
(1) Unallocated and Other includes certain corporate items and eliminations that are not allocated to the operating segments.

(2) Revenues from external customers for certain operating segments include 100% of equity affiliate sales and transfers of materials at cost and at market-based prices. Unallocated and Other reflects an adjustment for these equity affiliate sales and interoperating segment revenues and includes royalties paid by equity affiliates:

                                                    2000      1999      1998
                                                    ----      ----      ----
Equity affiliate sales..........................    $(74)     $(69)     $(92)
Royalties paid by equity affiliates.............       6         7         8
Interoperating segment revenues.................     (10)       (7)       (7)
                                                    ----      ----      ----
          Total.................................    $(78)     $(69)     $(91)
                                                    ====      ====      ====

(3) Unallocated and Other includes depreciation and amortization for the discontinued businesses, Cabot Liquefied Natural Gas and Cabot Microelectronics Corporation, amounting to $9 million, $7 million and $4 million for the fiscal years 2000, 1999 and 1998, respectively.

(4) Profit or loss from continuing operations before taxes for Unallocated and Other includes:

                                                    2000      1999      1998
                                                    ----      ----      ----
Interest expense................................    $(33)     $(39)     $(36)
Gain on sale of equity securities...............       -        10        90
Corporate governance costs/other expenses,
  net(a)(b).....................................      (1)       (8)        9
Costs related to divested businesses............       -         -        (5)
Equity in net income of affiliated companies....     (13)      (13)      (17)
Foreign currency transaction gains
  (losses)(c)...................................      (1)       (1)       (3)
Special charges (Note B)........................     (10)      (26)      (85)
                                                    ----      ----      ----
          Total.................................    $(58)     $(77)     $(47)
                                                    ====      ====      ====

---------------
        (a) Corporate governance costs/other expenses, net, includes costs previously allocated to discontinued businesses reduced by investment income.

        (b) In fiscal 2000, the Company began to allocate previously unallocated corporate headquarters costs to its segments. The prior year segment results have been adjusted to reflect the allocation of corporate headquarters costs.

        (c) Net of other hedging activity.

(5) Unallocated and Other assets includes cash, short-term investments, investments other than equity basis, income taxes receivable, deferred taxes, and headquarters' assets. Also included are the assets for the discontinued businesses, Cabot Liquefied Natural Gas and Cabot Microelectronics Corporation, amounting to $237 million and $184 million for the fiscal years 1999 and 1998, respectively.

(6) Expenditures for additions to long-lived assets include total equity and other investments (including available-for-sale securities), property, plant and equipment, and intangible assets. In addition, included in Unallocated and Other, are the expenditures for additions to long-lived assets for the discontinued businesses Cabot Liquefied Natural Gas and Cabot Microelectronics Corporation, amounting to $45 million, $39 million and $53 million for the fiscal years 2000, 1999 and 1998, respectively.

  Geographic Area Information

     Sales are attributed to the United States and to all foreign countries based on the customer location (region of sale) and not on geographic location from which goods were shipped (region of manufacture). Revenues from external customers attributable to an individual country, other than the United States, were not material for disclosure. No single country other than the United States has material long-lived assets or revenues from external customers. No customer represented 10% or more of Cabot's revenues.

     Revenues from external customers and long-lived asset information by geographic area are summarized as follows:

                                                       YEARS ENDED SEPTEMBER 30,
                                                  -----------------------------------
                                                  UNITED   ALL FOREIGN   CONSOLIDATED
                                                  STATES    COUNTRIES       TOTAL
             (DOLLARS IN MILLIONS)                ------   -----------   ------------
2000
Revenues from external customers................   $647       $870          $1,517
Long-lived assets(1)............................    391        537             928
1999
Revenues from external customers................   $542       $812          $1,354
Long-lived assets(1)............................    525        638           1,163
1998
Revenues from external customers................   $665       $727          $1,392
Long-lived assets(1)............................    515        650           1,165

---------------
(1) Long-lived assets include total equity and other investments, (including available-for-sale securities), net property, plant and equipment, and net intangible assets.

NOTE S -- UNAUDITED QUARTERLY FINANCIAL INFORMATION

     Unaudited financial results, by quarter for the fiscal years ended September 30, 2000 and 1999, are summarized below and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations. Certain items have been reclassified to reflect global changes in Cabot's organization during the year. Information presented has been restated to present Cabot Microelectronics Corporation and Cabot Liquefied Natural Gas as discontinued operations.

                                                 DECEMBER    MARCH    JUNE     SEPTEMBER     YEAR
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)  --------    -----    -----    ---------    ------
FISCAL 2000
Net sales.....................................    $ 364      $381     $ 398      $ 374      $1,517
Cost of sales.................................      254       273       295        280       1,102
Net income from continuing operations.........       31        28        38(a)      11(b)      108
Net income from discontinued operations.......        7        13         8          8          36
Gain on sale of discontinued business.........                                     309         309
Income applicable to common shares............    $  37      $ 40     $  45      $ 328      $  450
                                                  =====      =====    =====      =====      ======
Income from continuing operations per common
  share (diluted).............................    $0.41      $0.39    $0.51      $0.15      $ 1.46
Income from discontinued operations per common
  share (diluted).............................     0.09      0.18      0.11       0.11        0.49
Gain on sale of discontinued business per
  common share (diluted)......................        -         -         -       4.24        4.25
                                                  -----      -----    -----      -----      ------
Income per common share (diluted).............    $0.50      $0.57    $0.62      $4.50      $ 6.20
                                                  =====      =====    =====      =====      ======
Fiscal 1999
Net sales.....................................    $ 338      $330     $ 346      $ 340      $1,354
Cost of sales.................................      223       224       235        258         940
Net income from continuing operations.........       28        26(c)     20(d)       8(e)       82
Net income from discontinued operations.......        4         7         2          2          15
Income applicable to common shares............    $  31      $ 32     $  22      $   9      $   94
                                                  =====      =====    =====      =====      ======
Income from continuing operations per common
  share (diluted).............................    $0.37      $0.35    $0.28      $0.11      $ 1.11
Income from discontinued operations per common
  share (diluted).............................     0.06      0.10      0.02       0.02        0.20
                                                  -----      -----    -----      -----      ------
Income per common share (diluted).............    $0.43      $0.45    $0.30      $0.13      $ 1.31
                                                  =====      =====    =====      =====      ======

---------------
(a) Includes an $8 million settlement of insurance litigation.

(b) Includes an $18 million charge for the closure of two facilities, and a $2 million environmental charge offset by a $2 million settlement of insurance litigation.

(c) Includes a $5 million pretax gain from the sale of K N Energy, Inc. common stock.

(d) Includes a $16 million pretax charge for cost reduction initiatives. Also includes a $5 million pretax gain from the sale of K N Energy, Inc. common stock.

(e) Includes a $10 million pretax charge for cost reduction initiatives.

                         REPORT OF INDEPENDENT ACCOUNTANTS

    To the Board of Directors and Stockholders of Cabot Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Cabot Corporation and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PricewaterhouseCoopers LLP
                                          Boston, Massachusetts
                                          October 24, 2000

                           SELECTED FINANCIAL DATA --
                               FIVE YEAR SUMMARY

                                                                        YEARS ENDED SEPTEMBER 30,
                                                                ------------------------------------------
                                                                 2000     1999     1998     1997     1996
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND OTHER DATA)  ------   ------   ------   ------   ------
CONSOLIDATED INCOME
Revenues:
Net sales and other operating revenues.......................   $1,517   $1,354   $1,392   $1,400   $1,694
Interest and dividend income.................................        6        4        5        7        9
                                                                ------   ------   ------   ------   ------
         Total revenues......................................    1,523    1,358    1,397    1,407    1,703
                                                                ------   ------   ------   ------   ------
Costs and expenses:
Cost of sales................................................    1,102      940      934      961    1,174
Selling and administrative expenses..........................      178      186      187      192      197
Research and technical service...............................       43       58       70       72       72
Interest expense.............................................       33       39       36       37       36
Special items(a).............................................       10       26       85       18        -
Gain on sale of assets.......................................        -      (10)     (90)       -      (67)
Other charges, net...........................................        -        6       16       15       14
                                                                ------   ------   ------   ------   ------
         Total costs and expenses............................    1,366    1,245    1,238    1,295    1,426
                                                                ------   ------   ------   ------   ------
Income before income taxes...................................      157      113      159      112      277
Provision for income taxes...................................      (57)     (41)     (57)     (40)     (97)
Equity in net income of affiliated companies.................       13       13       17       20       18
Minority interest............................................       (5)      (3)      (3)      (2)      (6)
                                                                ------   ------   ------   ------   ------
Income from continuing operations............................      108       82      116       90      192
Discontinued operations:(b)
  Income from operations of discontinued businesses..........       36       15        6        3        2
  Gain on sale of business...................................      309        -        -        -        -
                                                                ------   ------   ------   ------   ------
         Net income..........................................   $  453   $   97   $  122   $   93   $  194
                                                                ------   ------   ------   ------   ------
COMMON SHARE DATA
  Diluted Net Income:
      Continuing operations..................................   $ 1.46   $ 1.11   $ 1.53   $ 1.15   $ 2.40
  Discontinued operations:
      Income from operations of discontinued businesses......     0.49     0.20     0.08     0.04     0.02
      Gain on sale of business...............................     4.25        -        -        -        -
                                                                ------   ------   ------   ------   ------
Net Income...................................................   $ 6.20   $ 1.31   $ 1.61   $ 1.19   $ 2.42
                                                                ------   ------   ------   ------   ------
Dividends....................................................   $ 0.44   $ 0.44   $ 0.42   $ 0.40   $ 0.36
Stock prices -- High.........................................    38.44    31.69    39.94    29.38    31.38
               Low...........................................    17.94    19.75    21.75    21.50    22.88
               Close.........................................    31.69    23.75    24.94    26.94    27.88
Average diluted shares outstanding -- millions...............       73       73       75       77       79
Diluted shares outstanding at year end -- millions...........       68       67       67       69       72
CONSOLIDATED FINANCIAL POSITION
Total current assets.........................................   $1,190   $  659   $  619   $  613   $  710
Net property, plant and equipment............................      806    1,024      978      922      903
Other assets.................................................      138      159      208      291      244
                                                                ------   ------   ------   ------   ------
         Total assets........................................   $2,134   $1,842   $1,805   $1,826   $1,857
                                                                ------   ------   ------   ------   ------
Total current liabilities....................................   $  494   $  450   $  536   $  543   $  528
Long-term debt...............................................      329      419      316      286      322
Other long-term liabilities and minority interest............      264      267      247      269      262
Stockholders' equity.........................................    1,047      706      706      728      745
                                                                ------   ------   ------   ------   ------
         Total liabilities and stockholders' equity..........   $2,134   $1,842   $1,805   $1,826   $1,857
                                                                ------   ------   ------   ------   ------
Working capital..............................................   $  696   $  209   $   83   $   70   $  182
                                                                ------   ------   ------   ------   ------
SELECTED FINANCIAL RATIOS
Income from continuing operations as a percentage of sales...       7%       6%       8%       6%      11%
Return on average stockholders' equity.......................      58%      13%      16%      12%      28%
Net debt to capitalization ratio.............................    (29)%      44%      43%      43%      40%

---------------
(a) Special items for 2000 include $18 million in plant closure costs and a $2 million environmental reserve charge offset by a $10 million insurance litigation settlement. Special items in 1999 include a $26 million charge for cost reduction initiatives and capacity utilization and a $10 million gain from the sale of

    1 million shares of K N Energy, Inc. Special items for 1998 include a $60 million asset impairment charge in the Chemical Businesses, a $25 million write-off of a tantalum ore recovery project in the Performance Materials segment, and a $90 million gain from the sale of 2 million shares of K N Energy, Inc. Special items for 1997 include an $18 million charge related to a cost reduction program in the Chemical Businesses and the Performance Materials segments. Special items for 1996 include a $39 million gain on the sale of TUCO, Inc., and a $28 million gain on the sale of 2 million shares of K N Energy, Inc.

(b) As a result of the sale of the liquefied natural gas business, and the IPO and spin-off of Cabot Microelectronics Corporation, the operating results of these two segments have been segregated from continuing operations and are reported as discontinued operations in the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required regarding the executive officers of Cabot is included at the end of Part I in the table following Item 4 captioned "Executive Officers of the Registrant." Certain information required regarding the directors of Cabot is contained in the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders ("Proxy Statement") under the heading "Certain Information Regarding Directors." Certain information required regarding the failure of any person subject to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to timely file reports required by
Section 16(a) of the Exchange Act is contained in the Proxy Statement under the heading "Compliance with Section 16(a) of the Exchange Act." All of such information is incorporated herein by reference from the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required is contained in the Proxy Statement under the heading "Executive Compensation." All of such information is incorporated herein by reference from the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required is contained in the Proxy Statement under the heading "Beneficial Stock Ownership of Directors, Executive Officers and Persons Owning More than Five Percent of Common Stock." All of such information is incorporated herein by reference from the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required is contained in the Proxy Statement under the heading "Certain Relationships and Related Transactions." All of such information is incorporated herein by reference from the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements. The following appear in Item 8 in this annual report on Form 10-K for the fiscal year ended September 30, 2000:

                             DESCRIPTION                           PAGE
                             -----------                           ----
     Consolidated Balance Sheets at September 30, 2000 and
(1)  1999........................................................  25
     Consolidated Statements of Income for each of the three
(2)  fiscal years in the period ended September 30, 2000.........  26
     Consolidated Statements of Cash Flows for each of the three
(3)  fiscal years in the period ended September 30, 2000.........  27
     Consolidated Statements of Changes in Stockholders'
(4)  Equity......................................................  28
(5)  Notes to Consolidated Financial Statements..................  30
     Report of Independent Accountants relating to the
(6)  Consolidated Financial Statements listed above..............  55

     (b) Reports on Form 8-K. On September 14, 2000, the Company filed a report on Form 8-K relating to the spin-off to the stockholders of the Company of the common stock of Cabot Microelectronics Corporation.

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

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------
 3(a)         --  Certificate of Incorporation of Cabot Corporation restated
                  effective October 24, 1983, as amended February 14, 1985,
                  December 3, 1986, February 19, 1987, November 18, 1988,
                  November 24, 1995 and March 12, 1996 (incorporated herein by reference to Exhibit 3(a) of Cabot's Annual Report on Form
                  10-K for the year ended September 30, 1996, file reference
                  1-5667, filed with the Commission on December 24, 1996).
 3(b)         --  The By-laws of Cabot Corporation as of January 11, 1991
                  (incorporated herein by reference to Exhibit 3(b) of Cabot's
                  Annual Report on Form 10-K for the year ended September 30,
                  1991, file reference 1-5667, filed with the Commission on
                  December 27, 1991).
 4(a)         --  Rights Agreement, dated as of November 10, 1995, between
                  Cabot Corporation and The First National Bank of Boston as
                  Rights Agent (incorporated herein by reference to Exhibit 1 of Cabot's Registration Statement on Form 8-A, file
                  reference 1-5667, filed with the Commission on November 13,
                  1995).
 4(b)(i)      --  Indenture, dated as of December 1, 1987, between Cabot
                  Corporation and The First National Bank of Boston, Trustee
                  (incorporated herein by reference to Exhibit 4 of Amendment
                  No. 1 to Cabot's Registration Statement on Form S-3,
                  Registration No. 33-18883, filed with the Commission on
                  December 10, 1987).
 4(b)(ii)     --  First Supplemental Indenture dated as of June 17, 1992, to
                  Indenture, dated as of December 1, 1987, between Cabot
                  Corporation and The First National Bank of Boston, Trustee
                  (incorporated by reference to Exhibit 4.3 of Cabot's
                  Registration Statement on Form S-3, Registration Statement
                  No. 33-48686, filed with the Commission on June 18, 1992).
 4(b)(iii)    --  Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust
                  Company, Trustee (incorporated herein by reference to
                  Exhibit 4 of Cabot's Quarterly Report on Form 10-Q for the
                  quarterly period ended December 31, 1996, file reference
                  1-5667, filed with the Commission on February 14, 1997).

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------
 4(b)(iv)     --  Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust
                  Company, Trustee (incorporated herein by reference to
                  Exhibit 4.1 of Cabot's Current Report on Form 8-K, dated
                  November 20, 1998, file reference 1-5667, filed with the
                  Commission on November 20, 1998).
10(a)         --  Credit Agreement, dated as of January 3, 1997, among Cabot
                  Corporation, the banks listed therein and Morgan Guaranty
                  Trust Company of New York, as Agent (incorporated herein by reference to Exhibit 10 of Cabot's Quarterly Report on Form
                  10-Q for the quarterly period ended March 31, 1997, file
                  reference 1-5667, filed with the Commission on May 14,
                  1997).
10(b)(i)*     --  Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 99 of Cabot's Registration Statement on
                  Form S-8, Registration No. 33-28699, filed with the
                  Commission on May 12, 1989).
10(b)(ii)*    --  1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 28 of Cabot's Registration Statement on Form S-8,
                  Registration No. 333-03683, filed with the Commission on May
                  14, 1996).
10(b)(iii)*   --  1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot's Quarterly Report on Form 10-Q for
                  the quarterly period ended March 31, 1999, file reference
                  1-5667, filed with the Commission on May 17, 1999).
10(b)(iv)*    --  Amendments to Cabot Corporation 1996 and 1999 Equity
                  Incentive Plans, dated May 12, 2000 (incorporated herein by reference to Exhibit 10 of Cabot's Quarterly Report on Form
                  10-Q for the quarterly period ended March 31, 2000, file
                  reference 1-5667, filed with the Commission on May 15,
                  2000).
10(c)         --  Note Purchase Agreement between John Hancock Mutual Life
                  Insurance Company, State Street Bank and Trust Company, as
                  trustee for the Cabot Corporation Employee Stock Ownership
                  Plan, and Cabot Corporation, dated as of November 15, 1988
                  (incorporated by reference to Exhibit 10(c) of Cabot's
                  Annual Report on Form 10-K for the year ended September 30,
                  1988, file reference 1-5667, filed with the Commission on
                  December 29, 1988).
10(d)(i)*     --  Supplemental Cash Balance Plan (incorporated herein by reference to Exhibit 10(e)(i) of Cabot's Annual Report on
                  Form 10-K for the year ended September 30, 1994, file
                  reference 1-5667, filed with the Commission on December 22,
                  1994).
10(d)(ii)*    --  Supplemental Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10(e)(ii) of Cabot's Annual
                  Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December
                  22, 1994).
10(d)(iii)*   --  Supplemental Retirement Incentive Savings Plan (incorporated herein by reference to Exhibit 10(e)(iii) of Cabot's Annual
                  Report on Form 10- K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December
                  22, 1994).
10(d)(iv)*    --  Supplemental Employee Benefit Agreement with John G.L. Cabot
                  (incorporated herein by reference to Exhibit 10(f) of
                  Cabot's Annual Report on Form 10-K for the year ended
                  September 30, 1987, file reference 1-5667, filed with the
                  Commission on December 28, 1987).
10(d)(v)*     --  Cabot Corporation Deferred Compensation Plan dated January
                  1, 1995 (incorporated herein by reference to Exhibit
                  10(e)(v) of Cabot's Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the Commission on December 29, 1995).
10(d)(vi)*    --  Amendment 1997-I to Cabot Corporation Deferred Compensation
                  Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot's Annual Report on Form 10-K
                  for the year ended September 30, 1997, file reference
                  1-5667, filed with the Commission on December 24, 1997).
10(e)         --  Group Annuity Contract No. GA-6121 between The Prudential
                  Insurance Company of America and State Street Bank and Trust
                  Company, dated June 28, 1991 (incorporated herein by
                  reference to Exhibit 10(h) of Cabot's Annual Report on Form
                  10-K for the year ended September 30, 1991, file reference
                  1-5667, filed with the Commission on December 27, 1991).

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------
10(f)*        --  Non-employee Directors' Stock Compensation Plan
                  (incorporated herein by reference to Exhibit A of Cabot's
                  Proxy Statement for its 1992 Annual Meeting of Stockholders,
                  file reference 1-5667, filed with the Commission on December
                  27, 1991).
10(g)         --  Agreement for the Sale and Purchase of Liquefied Natural Gas
                  and Transportation Agreement, dated April 13, 1976, between
                  L'Entreprise Nationale pour la Recherche, la Production, le
                  Transport, la Transformation et la Commercialisation des
                  Hydrocarbures ("Sonatrach") and Distrigas Corporation, and
                  Amendment No. 3 to said Agreement, dated February 21, 1988
                  (incorporated herein by reference to Exhibit 10(j) of
                  Cabot's Annual Report on Form 10-K for the year ended
                  September 30, 1994, file reference 1-5667, filed with the
                  Commission on December 22, 1994).
10(h)         --  Agreement for the Sale and Purchase of Liquefied Natural
                  Gas, dated December 11, 1988, between Sonatrading Amsterdam
                  B.V. ("Sonatrading") and Distrigas Corporation and
                  Transportation Agreement, dated December 11, 1988, between
                  Sonatrach and Distrigas Corporation (incorporated herein by reference to Exhibit 10(p) of Cabot's Annual Report on Form
                  10-K for the year ended September 30, 1989, file reference
                  1-5667, filed with the Commission on December 28, 1989).
10(i)         --  Mutual Assurances Agreements among Cabot Corporation,
                  Sonatrach, Distrigas Corporation and Sonatrading dated
                  February 21, 1988 and December 11, 1988, respectively
                  (incorporated herein by reference to Exhibit 10.1 of Cabot's
                  Current Report on Form 8-K dated July 17, 1992, file
                  reference 1-5667, filed with the Commission July 17, 1992).
10(j)(i)      --  Asset Transfer Agreement, dated as of June 13, 1995, among
                  Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety
                  Limited, Cabot Corporation, Cabot Safety Holdings
                  Corporation and Cabot Safety Acquisition Corporation
                  (incorporated herein by reference to Exhibit 2(a) of Cabot
                  Corporation's Current Report on Form 8-K, dated July 11,
                  1995, file reference 1-5667, filed with the Commission July
                  26, 1995).
10(j)(ii)     --  Stockholders' Agreement, dated as of July 11, 1995, among
                  Vestar Equity Partners, L.P., Cabot CSC Corporation, Cabot
                  Safety Holdings Corporation, Cabot Corporation and various other parties thereto (incorporated herein by reference to
                  Exhibit 2(b) of Cabot Corporation's Current Report on Form
                  8-K, dated July 11, 1995, file reference 1-5667, filed with the Commission July 26, 1995).
10(k)*        --  Cabot Corporation Senior Management Severance Protection
                  Plan, effective January 9, 1998 (incorporated herein by
                  reference to exhibit 10(a) of Cabot's Quarterly Report on
                  Form 10-Q for the quarterly period ended December 31, 1997, file reference 1-5667, filed with the Commission February
                  17, 1998).
10(l)*        --  Cabot Corporation Key Employee Severance Protection Plan,
                  effective January 9, 1998 (incorporated herein by reference to exhibit 10(b) of Cabot's Quarterly Report on Form 10-Q
                  for the quarterly period ended December 31, 1997, file
                  reference 1-5667, filed with the Commission February 17,
                  1998).
10(m)*        --  Cabot Corporation Short-Term Incentive Compensation Plan
                  (incorporated herein by reference to Exhibit 10.2 of Cabot's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  March 31, 1999, file reference 1-5667, filed with the
                  Commission on May 17, 1999).
10(n)         --  Stock Purchase and Sale Agreement, dated as of July 13,
                  2000, by and among Cabot Business Trust, Cabot Corporation,
                  Tractebel, Inc. and Tractebel, S.A. (incorporated herein by reference to Exhibit 2 of Cabot Corporation's Report on Form
                  8-K dated October 2, 2000, file reference 1-5667, filed with the Commission on October 3, 2000).
12            --  Statement Re: Computation of Ratios of Earnings to Fixed
                  Charges, filed herewith.
21            --  List of Significant Subsidiaries, filed herewith.
23            --  Consent of PricewaterhouseCoopers LLP, filed herewith.
24            --  Power of attorney for signing of this Annual Report on Form
                  10-K, filed herewith.
27.1          --  Financial Data Schedule for fiscal year ended September 30,
                  2000, filed herewith.
27.2          --  Restated Financial Data Schedule for fiscal year ended
                  September 30, 1999, filed herewith.

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------
27.3          --  Restated Financial Data Schedule for fiscal year ended
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

Date:  December 28, 2000

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

                    SIGNATURES                                   TITLE                     DATE
                    ----------                                   -----                     ----

               /s/ SAMUEL W. BODMAN                  Director, Chairman of the       December 28, 2000
---------------------------------------------------  Board and Chief Executive
                 SAMUEL W. BODMAN                    Officer (principal executive
                                                     officer)

                         *                           Director and President and      December 28, 2000
---------------------------------------------------  Chief Operating Officer
                 KENNETT F. BURNES

               /s/ ROBERT L. CULVER                  Executive Vice President and    December 28, 2000
---------------------------------------------------  Chief Financial Officer
                 ROBERT L. CULVER                    (principal financial officer)

              /s/ WILLIAM T. ANDERSON                Vice President and Controller   December 28, 2000
---------------------------------------------------  (principal accounting officer)
                WILLIAM T. ANDERSON

                         *                           Director                        December 28, 2000
---------------------------------------------------
                  JOHN G.L. CABOT

                         *                           Director                        December 28, 2000
---------------------------------------------------
                 JOHN S. CLARKESON

                         *                           Director                        December 28, 2000
---------------------------------------------------
                ARTHUR L. GOLDSTEIN

                         *                           Director                        December 28, 2000
---------------------------------------------------
                ROBERT P. HENDERSON

                         *                           Director                        December 28, 2000
---------------------------------------------------
                  GAUTAM S. KAJI

                         *                           Director                        December 28, 2000
---------------------------------------------------
               RODERICK C.G. MACLEOD

                    SIGNATURES                                   TITLE                     DATE
                    ----------                                   -----                     ----

                         *                           Director                        December 28, 2000
---------------------------------------------------
                 JOHN H. MCARTHUR

                         *                           Director                        December 28, 2000
---------------------------------------------------
                  JOHN F. O'BRIEN

                         *                           Director                        December 28, 2000
---------------------------------------------------
                  DAVID V. RAGONE

                         *                           Director                        December 28, 2000
---------------------------------------------------
                  LYDIA W. THOMAS

                         *                           Director                        December 28, 2000
---------------------------------------------------
                 MARK S. WRIGHTON

   *By:        /s/ JOHN P. MCGANN
   ---------------------------------------------
                  JOHN P. MCGANN
                AS ATTORNEY-IN-FACT

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------
 3(a)         --  Certificate of Incorporation of Cabot Corporation restated
                  effective October 24, 1983, as amended February 14, 1985,
                  December 3, 1986, February 19, 1987, November 18, 1988,
                  November 24, 1995 and March 12, 1996 (incorporated herein by reference to Exhibit 3(a) of Cabot's Annual Report on Form
                  10-K for the year ended September 30, 1996, file reference
                  1-5667, filed with the Commission on December 24, 1996).
 3(b)         --  The By-laws of Cabot Corporation as of January 11, 1991
                  (incorporated herein by reference to Exhibit 3(b) of Cabot's
                  Annual Report on Form 10-K for the year ended September 30,
                  1991, file reference 1-5667, filed with the Commission on
                  December 27, 1991).
 4(a)         --  Rights Agreement, dated as of November 10, 1995, between
                  Cabot Corporation and The First National Bank of Boston as
                  Rights Agent (incorporated herein by reference to Exhibit 1 of Cabot's Registration Statement on Form 8-A, file
                  reference 1-5667, filed with the Commission on November 13,
                  1995).
 4(b)(i)      --  Indenture, dated as of December 1, 1987, between Cabot
                  Corporation and The First National Bank of Boston, Trustee
                  (incorporated herein by reference to Exhibit 4 of Amendment
                  No. 1 to Cabot's Registration Statement on Form S-3,
                  Registration No. 33-18883, filed with the Commission on
                  December 10, 1987).
 4(b)(ii)     --  First Supplemental Indenture dated as of June 17, 1992, to
                  Indenture, dated as of December 1, 1987, between Cabot
                  Corporation and The First National Bank of Boston, Trustee
                  (incorporated by reference to Exhibit 4.3 of Cabot's
                  Registration Statement on Form S-3, Registration Statement
                  No. 33-48686, filed with the Commission on June 18, 1992).
 4(b)(iii)    --  Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust
                  Company, Trustee (incorporated herein by reference to
                  Exhibit 4 of Cabot's Quarterly Report on Form 10-Q for the
                  quarterly period ended December 31, 1996, file reference
                  1-5667, filed with the Commission on February 14, 1997).
 4(b)(iv)     --  Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust
                  Company, Trustee (incorporated herein by reference to
                  Exhibit 4.1 of Cabot's Current Report on Form 8-K, dated
                  November 20, 1998, file reference 1-5667, filed with the
                  Commission on November 20, 1998).
10(a)         --  Credit Agreement, dated as of January 3, 1997, among Cabot
                  Corporation, the banks listed therein and Morgan Guaranty
                  Trust Company of New York, as Agent (incorporated herein by reference to Exhibit 10 of Cabot's Quarterly Report on Form
                  10-Q for the quarterly period ended March 31, 1997, file
                  reference 1-5667, filed with the Commission on May 14,
                  1997).
10(b)(i)*     --  Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 99 of Cabot's Registration Statement on
                  Form S-8, Registration No. 33-28699, filed with the
                  Commission on May 12, 1989).
10(b)(ii)*    --  1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 28 of Cabot's Registration Statement on Form S-8,
                  Registration No. 333-03683, filed with the Commission on May
                  14, 1996).
10(b)(iii)*   --  1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot's Quarterly Report on Form 10-Q for
                  the quarterly period ended March 31, 1999, file reference
                  1-5667, filed with the Commission on May 17, 1999).
10(b)(iv)*    --  Amendments to Cabot Corporation 1996 and 1999 Equity
                  Incentive Plans, dated May 12, 2000 (incorporated herein by reference to Exhibit 10 of Cabot's Quarterly Report on Form
                  10-Q for the quarterly period ended March 31, 2000, file
                  reference 1-5667, filed with the Commission on May 15,
                  2000).
10(c)         --  Note Purchase Agreement between John Hancock Mutual Life
                  Insurance Company, State Street Bank and Trust Company, as
                  trustee for the Cabot Corporation Employee Stock Ownership
                  Plan, and Cabot Corporation, dated as of November 15, 1988
                  (incorporated by reference to Exhibit 10(c) of Cabot's
                  Annual Report on Form 10-K for the year ended September 30,
                  1988, file reference 1-5667, filed with the Commission on
                  December 29, 1988).

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------
10(d)(i)*     --  Supplemental Cash Balance Plan (incorporated herein by reference to Exhibit 10(e)(i) of Cabot's Annual Report on
                  Form 10-K for the year ended September 30, 1994, file
                  reference 1-5667, filed with the Commission on December 22,
                  1994).
10(d)(ii)*    --  Supplemental Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10(e)(ii) of Cabot's Annual
                  Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December
                  22, 1994).
10(d)(iii)*   --  Supplemental Retirement Incentive Savings Plan (incorporated herein by reference to Exhibit 10(e)(iii) of Cabot's Annual
                  Report on Form 10- K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December
                  22, 1994).
10(d)(iv)*    --  Supplemental Employee Benefit Agreement with John G.L. Cabot
                  (incorporated herein by reference to Exhibit 10(f) of
                  Cabot's Annual Report on Form 10-K for the year ended
                  September 30, 1987, file reference 1-5667, filed with the
                  Commission on December 28, 1987).
10(d)(v)*     --  Cabot Corporation Deferred Compensation Plan dated January
                  1, 1995 (incorporated herein by reference to Exhibit
                  10(e)(v) of Cabot's Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the Commission on December 29, 1995).
10(d)(vi)*    --  Amendment 1997-I to Cabot Corporation Deferred Compensation
                  Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot's Annual Report on Form 10-K
                  for the year ended September 30, 1997, file reference
                  1-5667, filed with the Commission on December 24, 1997).
10(e)         --  Group Annuity Contract No. GA-6121 between The Prudential
                  Insurance Company of America and State Street Bank and Trust
                  Company, dated June 28, 1991 (incorporated herein by
                  reference to Exhibit 10(h) of Cabot's Annual Report on Form
                  10-K for the year ended September 30, 1991, file reference
                  1-5667, filed with the Commission on December 27, 1991).
10(f)*        --  Non-employee Directors' Stock Compensation Plan
                  (incorporated herein by reference to Exhibit A of Cabot's
                  Proxy Statement for its 1992 Annual Meeting of Stockholders,
                  file reference 1-5667, filed with the Commission on December
                  27, 1991).
10(g)         --  Agreement for the Sale and Purchase of Liquefied Natural Gas
                  and Transportation Agreement, dated April 13, 1976, between
                  L'Entreprise Nationale pour la Recherche, la Production, le
                  Transport, la Transformation et la Commercialisation des
                  Hydrocarbures ("Sonatrach") and Distrigas Corporation, and
                  Amendment No. 3 to said Agreement, dated February 21, 1988
                  (incorporated herein by reference to Exhibit 10(j) of
                  Cabot's Annual Report on Form 10-K for the year ended
                  September 30, 1994, file reference 1-5667, filed with the
                  Commission on December 22, 1994).
10(h)         --  Agreement for the Sale and Purchase of Liquefied Natural
                  Gas, dated December 11, 1988, between Sonatrading Amsterdam
                  B.V. ("Sonatrading") and Distrigas Corporation and
                  Transportation Agreement, dated December 11, 1988, between
                  Sonatrach and Distrigas Corporation (incorporated herein by reference to Exhibit 10(p) of Cabot's Annual Report on Form
                  10-K for the year ended September 30, 1989, file reference
                  1-5667, filed with the Commission on December 28, 1989).
10(i)         --  Mutual Assurances Agreements among Cabot Corporation,
                  Sonatrach, Distrigas Corporation and Sonatrading dated
                  February 21, 1988 and December 11, 1988, respectively
                  (incorporated herein by reference to Exhibit 10.1 of Cabot's
                  Current Report on Form 8-K dated July 17, 1992, file
                  reference 1-5667, filed with the Commission July 17, 1992).
10(j)(i)      --  Asset Transfer Agreement, dated as of June 13, 1995, among
                  Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety
                  Limited, Cabot Corporation, Cabot Safety Holdings
                  Corporation and Cabot Safety Acquisition Corporation
                  (incorporated herein by reference to Exhibit 2(a) of Cabot
                  Corporation's Current Report on Form 8-K, dated July 11,
                  1995, file reference 1-5667, filed with the Commission July
                  26, 1995).

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------
10(j)(ii)     --  Stockholders' Agreement, dated as of July 11, 1995, among
                  Vestar Equity Partners, L.P., Cabot CSC Corporation, Cabot
                  Safety Holdings Corporation, Cabot Corporation and various other parties thereto (incorporated herein by reference to
                  Exhibit 2(b) of Cabot Corporation's Current Report on Form
                  8-K, dated July 11, 1995, file reference 1-5667, filed with the Commission July 26, 1995).
10(k)*        --  Cabot Corporation Senior Management Severance Protection
                  Plan, effective January 9, 1998 (incorporated herein by
                  reference to exhibit 10(a) of Cabot's Quarterly Report on
                  Form 10-Q for the quarterly period ended December 31, 1997, file reference 1-5667, filed with the Commission February
                  17, 1998).
10(l)*        --  Cabot Corporation Key Employee Severance Protection Plan,
                  effective January 9, 1998 (incorporated herein by reference to exhibit 10(b) of Cabot's Quarterly Report on Form 10-Q
                  for the quarterly period ended December 31, 1997, file
                  reference 1-5667, filed with the Commission February 17,
                  1998).
10(m)*        --  Cabot Corporation Short-Term Incentive Compensation Plan
                  (incorporated herein by reference to Exhibit 10.2 of Cabot's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  March 31, 1999, file reference 1-5667, filed with the
                  Commission on May 17, 1999).
10(n)         --  Stock Purchase and Sale Agreement, dated as of July 13,
                  2000, by and among Cabot Business Trust, Cabot Corporation,
                  Tractebel, Inc. and Tractebel, S.A. (incorporated herein by reference to Exhibit 2 of Cabot Corporation's Report on Form
                  8-K dated October 2, 2000, file reference 1-5667, filed with the Commission on October 3, 2000).
12            --  Statement Re: Computation of Ratios of Earnings to Fixed
                  Charges, filed herewith.
21            --  List of Significant Subsidiaries, filed herewith.
23            --  Consent of PricewaterhouseCoopers LLP, filed herewith.
24            --  Power of attorney for signing of this Annual Report on Form
                  10-K, filed herewith.
27.1          --  Financial Data Schedule for fiscal year ended September 30,
                  2000, filed herewith.
27.2          --  Restated Financial Data Schedule for fiscal year ended
                  September 30, 1999, filed herewith.
27.3          --  Restated Financial Data Schedule for fiscal year ended
                  September 30, 1998, filed herewith.

---------------
* Management contract or compensatory plan or arrangement.