Form 10-Q
period 2000-12-31
CABOT CORP
filed 2001-02-14
CIK 16040

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

                               DECEMBER 31, 2000

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                         COMMISSION FILE NUMBER 1-5667

                               CABOT CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                  04-2271897
        (State of Incorporation)            (I.R.S. Employer Identification No.)

            TWO SEAPORT LANE                               02210-2019
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

              YES    X                NO
                  --------               --------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

AS OF JANUARY 31, 2001, THE COMPANY HAD 66,343,059 SHARES OF COMMON STOCK, PAR
                        VALUE $1 PER SHARE, OUTSTANDING.

                                CABOT CORPORATION

                                      INDEX


Part I. Financial Information                                               Page
                                                                            ----

        Item 1.    Financial Statements

                   Consolidated Statements of Income
                        Three Months Ended December 31, 2000 and 1999         3

                   Consolidated Balance Sheets
                        December 31, 2000 and September 30, 2000              4

                   Consolidated Statements of Cash Flows
                        Three Months Ended December 31, 2000 and 1999         6

                   Consolidated Statement of Changes in Stockholders'
                        Equity Three Months Ended December 31, 2000           7

                   Notes to Consolidated Financial Statements                 8

        Item 2.    Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                  15

Part II. Other Information

        Item 6.    Exhibits and Reports on Form 8-K                          18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               CABOT CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                        Three Months Ended December 31,

                    (In millions, except per share amounts)

                                   UNAUDITED

                                                            2000       1999
                                                            -----      -----
Revenues:
   Net sales and other operating revenues                   $ 395      $ 377
   Interest and dividend income                                11          1
                                                            -----      -----
      Total revenues                                          406        378
                                                            -----      -----

Costs and expenses:
   Cost of sales                                              305        268
   Selling and administrative expenses                         45         41
   Research and technical service                              11         10
   Interest expense                                             8          9
   Other charges, net                                           -          1
                                                            -----      -----
      Total costs and expenses                                369        329
                                                            -----      -----

Income before income taxes                                     37         49
Provision for income taxes                                    (11)       (17)
Equity in net income of affiliated companies                    4          1
Minority interest in net income                                (2)        (2)
                                                            -----      -----

Income from continuing operations                              28         31

Discontinued operations
     Income from operations of discontinued businesses,
       net of income taxes                                      -          7
                                                            -----      -----

Net income                                                     28         38

Dividends on preferred stock, net of tax benefit               (1)        (1)
                                                            -----      -----

Net income available to common shares                       $  27      $  37
                                                            =====      =====

Weighted-average common shares outstanding:
   Basic                                                       67         64
                                                            =====      =====
   Diluted                                                     77         73
                                                            =====      =====

Income per common share:
   Basic
     Continuing operations                                  $0.43      $0.46
     Discontinued operations                                    -       0.11
                                                            -----      -----
     Net Income                                             $0.43      $0.57
                                                            =====      =====

   Diluted
     Continuing operations                                  $0.37      $0.41
     Discontinued operations                                    -       0.09
                                                            -----      -----
     Net Income                                             $0.37      $0.50
                                                            =====      =====

Dividends per common share                                  $0.11      $0.11
                                                            =====      =====

The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    December 31, 2000 and September 30, 2000

                                 (In millions)

                                     ASSETS

                                                    December 31,   September 30,
                                                        2000           2000
                                                    ------------   -------------
                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                         $   431        $   638
   Accounts and notes receivable (net of
      reserve for doubtful accounts of $3 and $3)        304            280

   Inventories:
      Raw materials                                      102             73
      Work in process                                     45             45
      Finished goods                                     104             83
      Other                                               34             31
                                                     -------        -------
         Total inventories                               285            232

   Prepaid expenses                                       22             23
   Deferred income taxes                                  16             17
                                                     -------        -------

Total current assets                                   1,058          1,190
                                                     -------        -------

Investments:
   Equity                                                 76             74
   Other                                                  34             27
                                                     -------        -------
      Total investments                                  110            101
                                                     -------        -------

Property, plant and equipment                          1,824          1,794
Accumulated depreciation and amortization             (1,025)          (988)
                                                     -------        -------
   Net property, plant and equipment                     799            806
                                                     -------        -------

Other assets:
   Intangible assets, net of amortization                 21             21
   Deferred income taxes                                   2              2
   Other assets                                           17             14
                                                     -------        -------
      Total other assets                                  40             37
                                                     -------        -------

Total assets                                         $ 2,007        $ 2,134
                                                     =======        =======

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 2000 and September 30, 2000

                     (In millions, except for share amounts)

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                      December 31,   September 30,
                                                           2000          2000
                                                      ------------   -------------
                                                       (Unaudited)
Current liabilities:
   Notes payable to banks                                $    20      $    20
   Current portion of long-term debt                           3           48
   Accounts payable and accrued liabilities                  226          425
   Deferred income taxes                                       -            1
                                                         -------      -------
      Total current liabilities                              249          494
                                                         -------      -------

Long-term debt                                               451          329
Deferred income taxes                                         92           90
Other liabilities                                            142          143

Commitments and contingencies (Note E)

Minority interest                                             32           31

Stockholders' Equity:
   Preferred Stock:
      Authorized: 2,000,000 shares of $1 par value
      Series A Junior Participating Preferred Stock
         Issued and outstanding: none
      Series B ESOP Convertible Preferred Stock 7.75%
         Cumulative Issued: 75,336 shares, outstanding:
         61,379 and 62,285 shares                             75           75
           aggregate redemption value of $61 and $62)

   Less cost of shares of preferred treasury stock           (26)         (24)

   Common stock:
      Authorized: 200,000,000 shares of $1 par value
         Issued and outstanding: 66,269,826 and
         67,700,060 shares                                    66           68

   Additional paid-in capital                                 78          111

   Retained earnings                                       1,060        1,040

   Unearned compensation                                     (34)         (39)

   Deferred employee benefits                                (55)         (56)

   Notes receivable for restricted stock                     (25)         (27)

   Accumulated other comprehensive loss (Note G)             (98)        (101)
                                                         -------      -------

     Total stockholders' equity                            1,041        1,047
                                                         -------      -------

   Total liabilities and stockholders' equity            $ 2,007      $ 2,134
                                                         =======      =======

The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months Ended December 31, 2000 and 1999

                                 (In millions)

                                   UNAUDITED

                                                                2000       1999
                                                                -----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                      $  28      $ 38
Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
    Depreciation and amortization                                  29        32
    Deferred tax provision (benefit)                               (1)        3
    Equity in income of affiliated companies,
      net of dividends received                                    (4)        -
      Non-cash compensation                                         6         4
      Other, net                                                    2         2
      Changes in assets and liabilities, net of
        the effect of the consolidation of
        equity affiliates:
          Increase in accounts receivable                         (18)      (25)
          Increase in inventory                                   (51)       (7)
          Decrease in accounts payable and accruals               (47)      (15)
          Increase in prepayments and other assets                 (2)       (7)
          Increase (decrease) in income taxes payable            (156)       12
          Decrease in other liabilities                            (1)      (12)
          Other, net                                                1         -
                                                                -----      ----

            Cash provided by (used in) operating activities      (214)       25
                                                                -----      ----

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property, plant and equipment                      (13)      (26)
  Proceeds from sales of property, plant and equipment              1         -
  Purchase of investments                                          (4)        -
                                                                -----      ----

           Cash used in investing activities                      (16)      (26)
                                                                -----      ----

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long-term debt                                    129         -
  Repayments of long-term debt                                    (63)       (2)
  Increase in short-term debt                                       -        20
  Purchases of preferred and common stock                         (38)       (7)
  Sales and issuances of preferred and common stock                 -         1
  Cash dividends paid to stockholders                              (8)       (9)
  Employee loan repayments                                          2         -
                                                                -----      ----

            Cash provided by financing activities                  22         3
                                                                -----      ----

Effect of exchange rate changes on cash                             1        (2)
                                                                -----      ----

Decrease in cash and cash equivalents                            (207)        -

Cash and cash equivalents at beginning of period                  638        35
                                                                -----      ----

Cash and cash equivalents at end of period                      $ 431      $ 35
                                                                =====      ====

The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      Three Months Ended December 31, 2000

                                 (In millions)

                                   UNAUDITED

                                 --------------------------------------------------------------------------------------------------
                                                                                Accumulated                              Notes
                                           Preferred        Additional             Other                    Deferred    Receivable
                                 Preferred Treasury  Common  Paid-in   Retained Comprehensive   Unearned    Employee  for Restricted
                                  Stock     Stock    Stock   Capital   Earnings     Loss      Compensation  Benefits       Stock
                                 --------------------------------------------------------------------------------------------------
Balance at September 30, 2000      $ 75     $ (24)    $ 68    $ 111    $ 1,040    $ (101)      $ (39)       $ (56)        $ (27)
                                 --------------------------------------------------------------------------------------------------
Net income                                                                  28
Foreign currency translation
  adjustments                                                                          1
Change in unrealized gain on
   available-for-sale securities                                                       2
Total comprehensive income
Common dividends paid                                                       (7)
Issuance of stock under
  employee compensation plans,
  net of tax benefit                                              1                               (1)
Purchase and retirement of
  common stock                                          (2)     (34)
Purchase of treasury stock -
  preferred                                    (2)
Preferred dividends paid to
  Employee Stock Ownership
  Plan, net of tax                                                          (1)
Principal payment by Employee
  Stock Ownership Plan under
  guaranteed loan                                                                                               1
Amortization of unearned
  compensation                                                                                     6
Notes receivable - issuances,
  payments & forfeiture                                                                                                       2
                                 --------------------------------------------------------------------------------------------------
Balance at December 31, 2000       $ 75     $ (26)    $ 66     $ 78    $ 1,060      $ (98)      $ (34)       $ (55)        $ (25)
                                 ==================================================================================================


                                 ----------------------------

                                     Total          Total
                                   Stockholder  Comprehensive
                                       Equity       Income
                                 ----------------------------
Balance at September 30, 2000        $ 1,047
                                 -------------
Net income                                            $ 28
Foreign currency translation
  adjustments                                            1
Change in unrealized gain on
   available-for-sale securities                         2
                                              ---------------
Total comprehensive income                            $ 31
                                              ---------------
Common dividends paid
Issuance of stock under
  employee compensation plans,
  net of tax benefit
Purchase and retirement of
  common stock
Purchase of treasury stock -
  preferred
Preferred dividends paid to
  Employee Stock Ownership
  Plan, net of tax
Principal payment by Employee
  Stock Ownership Plan under
  guaranteed loan
Amortization of unearned
  compensation
Notes receivable - issuances,
  payments & forfeiture
                                 -------------
Balance at December 31, 2000         $ 1,041
                                 ============================


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                    UNAUDITED

A.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Cabot Corporation and majority-owned and controlled U.S. and non-U.S. subsidiaries ("Cabot"). Investments in 20 to 50 percent owned affiliates are accounted for on the equity method. Intercompany transactions have been eliminated.

     The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot's Form 10-K for the year ended September 30, 2000.

     The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 2000 and 1999. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

B.   SPECIAL ITEMS AND BUSINESS DEVELOPMENTS

     During fiscal 2000, Cabot approved plans to close several plants. In relation to the plant closings, Cabot recorded an $18 million charge. Included in the charge was an accrual of $2 million for severance and termination benefits for approximately 38 employees of the Chemical and Performance Materials Businesses and $7 million for facility closing costs, of which none was paid out in fiscal 2000 or the first quarter of fiscal 2001. As of December 31, 2000, $9 million had been accrued, most of which will be expended in fiscal 2001. The remainder of the charge included $9 million for the impairment of long-lived assets.

     During 1999, Cabot began implementation of initiatives to reduce costs and improve operating efficiencies. In connection with these efforts, Cabot recorded a $26 million charge for capacity utilization and cost reduction initiatives. These initiatives included $16 million for severance and termination benefits for approximately 265 employees, of which $15 million has been paid out as of December 31, 2000.

C.   DISCONTINUED OPERATIONS

     On September 19, 2000, Cabot completed a transaction to sell its liquefied natural gas (LNG) segment for approximately $688 million cash. The sale included Cabot's LNG terminal in Everett, Massachusetts, its LNG tanker, the Matthew, and its equity interest in the Atlantic LNG liquefaction plant in Trinidad. The gain on the sale of the LNG segment was approximately $309 million, net of taxes of $178 million.

     On April 4, 2000, Cabot Microelectronics Corporation, then a subsidiary of Cabot, sold 4.6 million shares of its common stock in an initial public offering (IPO). The 4.6 million shares represented approximately 19.5% of Cabot Microelectronics. The net proceeds from the IPO were approximately $83 million. Cabot received an aggregate of approximately $81 million in dividends from Cabot Microelectronics. On July 25, 2000, a committee of Cabot's Board of Directors voted to spin off its remaining 80.5% equity interest in Cabot Microelectronics by distributing a special dividend of its remaining interest in Cabot Microelectronics to its common stockholders of record as of the close of regular trading on the New York Stock Exchange on September 13, 2000. The tax-free distribution took place on September 29, 2000.

     Operating results for fiscal 2000 have been reclassified to present these businesses as discontinued operations.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2000
                                    UNAUDITED

D.   RECLASSIFICATION

     Certain amounts were reclassified in fiscal 2000 to reflect changes in Cabot's organization during the year and to conform to the fiscal 2001 presentation.

E.   COMMITMENTS AND CONTINGENCIES

     Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

     As of December 31, 2000, Cabot has approximately $36 million reserved for environmental matters, primarily related to divested businesses. The amount represents Cabot's current best estimate of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of cleanup required, alternative cleanup methods available, abilities of other responsible parties to contribute, and its interpretation of applicable laws and regulations at each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Cabot is unable to reasonably estimate the amount of possible loss in excess of the accrued amount.

     In the opinion of Cabot, although final disposition of these suits and claims may impact Cabot's financial statements in a particular period, they will not, in the aggregate, have a material adverse effect on Cabot's financial position.

                               CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 2000

         (Preferred shares in thousands and common shares in millions)

                                   UNAUDITED

F.   STOCKHOLDERS' EQUITY

     The following table summarizes the changes in shares of stock for the three months ended December 31:

                                            2000
                                            ----
PREFERRED STOCK
  Balance at September 30, 2000               75
                                             ===
  Balance at December 31, 2000                75
                                             ===

PREFERRED TREASURY STOCK
  Balance at September 30, 2000               13
  Purchased preferred treasury stock           1
                                             ---
  Balance at December 31, 2000                14
                                             ===

COMMON STOCK
  Balance at September 30, 2000               68
  Purchased and retired common stock          (2)
                                             ---
  Balance at December 31, 2000                66
                                             ===

                               CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 2000

                                 (In millions)

                                   UNAUDITED

G.   COMPREHENSIVE INCOME

     The pre-tax, tax, and after-tax effects of the components of other comprehensive income (loss) for the three months ended December 31 are shown below:

                                                Pre-tax     Tax   After-tax
                                                -------     ---   ---------
     2000
     Foreign currency translation adjustments      $1       $ -      $1
     Unrealized holding gain arising during
       period on marketable equity securities       3        (1)      2
                                                   --       ---      --
     Other comprehensive income (loss)             $4       $(1)     $3
                                                   ==       ===      ==


                                                 Pre-tax    Tax   After-tax
                                                 -------    ---   ---------
     1999
     Foreign currency translation adjustments    $(13)      $ -    $(13)
     Unrealized holding gain arising during
       period on marketable equity securities       2        (1)      1
                                                 ----       ---    ----
     Other comprehensive loss                    $(11)      $(1)   $(12)
                                                 ====       ===    ====


     The balance of related after-tax components comprising accumulated other comprehensive loss as of December 31 and September 30 is summarized below:

                                                     December 31,  September 30,
                                                         2000         2000
                                                     ------------  -------------

     Foreign currency translation adjustment            $ (104)       $ (105)
     Unrealized gain on marketable equity securities         6             4
                                                         ------       ------
     Accumulated other comprehensive loss                $ (98)       $ (101)
                                                         =====        ======

                               CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 2000

                    (In millions, except per share amounts)

                                   UNAUDITED

H.   EARNINGS PER SHARE

     Basic and diluted earnings per share ("EPS") were calculated for the three months ended December 31 as follows:

                                                        2000        1999
                                                       -----       -----
BASIC EPS
   Income available to common shares (numerator)        $ 27        $ 37
                                                       =====       =====

   Weighted-average common shares outstanding             67          67
   Less:  Contingently issuable shares(1)                 (3)         (3)
                                                       -----       -----

   Adjusted weighted-average shares (denominator)         64          64
                                                       =====       =====

   Basic EPS                                           $0.43       $0.57
                                                       =====       =====

DILUTED EPS
   Income available to common shares                    $ 27        $ 37
   Dividends on preferred stock                            1           1
   Less: Income effect of assumed conversion of
     preferred stock                                       -          (1)
                                                       -----       -----

   Income available to common shares plus
     assumed conversions (numerator)                    $ 28        $ 37
                                                       =====       =====

   Weighted-average common shares outstanding             67          67
   Effect of dilutive securities:
     Conversion of preferred stock                         9           6
     Conversion of incentive stock options(2)              1           -
                                                       -----       -----

   Adjusted weighted-average shares (denominator)         77          73
                                                       =====       =====

   Diluted EPS                                         $0.37       $0.50
                                                       =====       =====

(1)  Represents restricted stock issued under Cabot Equity Incentive Plans.

(2) Of the options to purchase shares of common stock outstanding at December 31, 1999, 1 million shares were not included in the computation of diluted EPS because those options' exercise price was greater than the average market price of the common shares.

                               CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 2000

                                 (In millions)

                                   UNAUDITED

I.   FINANCIAL INFORMATION BY SEGMENT

     The framework for segment reporting is intended to give analysts and other financial statement users a view of Cabot "through the eyes of management". It designates Cabot's internal management reporting structure as the basis for determining Cabot's reportable segments, as well as the basis for determining the information to be disclosed for those segments. The following table provides financial information by segment for the three months ended December 31:


-----------------------------------------------------------------------------------------------------------------

                                        CHEMICAL    PERFORMANCE  SPECIALTY   SEGMENT   UNALLOCATED   CONSOLIDATED
                                      BUSINESSES      MATERIALS     FLUIDS     TOTAL     AND OTHER          TOTAL
2000
Net sales and other operating
  revenues(1)(2)                       $ 334           $ 56         $ 7       $ 397        $ (2)         $ 395
Profit (loss) before taxes(3)          $  41           $ (3)        $ 1       $  39        $ (2)         $  37

-----------------------------------------------------------------------------------------------------------------

1999
Net sales and other operating
  revenues(1)(2)                       $ 330           $ 51         $ 4       $ 385        $ (8)         $ 377
Profit (loss) before taxes(3)          $  53           $  8         $(2)      $  59        $(10)         $  49
-----------------------------------------------------------------------------------------------------------------


     Unallocated and other net sales and other operating revenues includes the following:

     ---------------------------------------------------------------
                                                      2000     1999
                                                      ----     ----
     Equity affiliate sales                            (15)    $(20)
     Royalties paid by equity affiliates                 2        1
     Interoperating segment revenues                    (1)      (2)
     Shipping and handling fees                         12       13
                                                      ----     ----
          Total                                       $ (2)    $ (8)
                                                      ====     ====
     ---------------------------------------------------------------


     Unallocated and Other profit (loss) before taxes includes the following:

     ---------------------------------------------------------------
                                                      2000     1999
                                                      ----     ----
     Interest expense                                 $ (8)    $ (9)
     General unallocated income (expense)(4)            10        -
     Equity in net income of affiliated companies       (4)      (1)
                                                      ----     ----
           Total                                      $ (2)    $(10)
                                                      ====     =====
     ---------------------------------------------------------------

(1) Segment sales for certain operating segments within the Chemical Businesses include 100% of equity sales and transfers of materials at cost and at market-based prices.

(2) Unallocated and other reflects an adjustment for equity affiliate sales, interoperating segment revenues, royalties paid by equity affiliates offset by external shipping and handling costs.

(3) Segment profit is a measure used by Cabot's chief operating decision-makers to measure consolidated operating results and assess segment performance. It includes equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest, and corporate governance costs, and excludes special items, interest expense, gains on the sale of equity securities, foreign currency transaction gains (losses), interest income, and dividend income.

(4) General unallocated income (expense) includes foreign currency transaction gains (losses), interest income, dividend income, timing adjustments between Cabot Corporation and its segments and Corporate allocations previously allocated to discontinued segments.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2000
                                    UNAUDITED

J.   RECENT ACCOUNTING DEVELOPMENTS

     In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus of Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." Amounts billed as shipping and handling are required to be recorded as revenue, however it allows a company to adopt a policy of including shipping and handling costs in cost of sales. If shipping and handling costs are significant and are not included in cost of sales, a company should disclose both the amount of such costs and which line item on the income statement includes that amount. The Task Force also indicated that shipping and handling costs cannot be reported as a reduction in revenue. Cabot adopted EITF 00-10 as of October 1, 2000. Shipping and handling costs reclassified from Revenues to Cost of Goods Sold in fiscal 2000 to conform to the 2001 presentation amounted to $13 million.

     Effective October 1, 2000, Cabot adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended. FAS 133 establishes accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either assets or liabilities measured at fair value. FAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. There are no derivative positions at December 31 for which Cabot would seek to achieve hedge accounting or under this pronouncement. As such, the effect of adopting FAS 133 on Cabot's financial statements is not significant.

     In December 1999, the Securities and Exchange Commission ("SEC"), released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. In June 2000, the SEC released SAB 101B, which postponed the effective date of SAB 101 to the fourth quarter of fiscal years beginning after December 15, 1999. Cabot will be required to be in conformity with the provisions of SAB 101 in the fourth quarter of fiscal 2001. Cabot is currently evaluating the impact that SAB 101 will have on its financial condition and results of operations.

K.   DEBT

     In November 2000, a Cabot subsidiary borrowed 150 million EURO ($129 million) from institutional lenders. The loan is payable in EUROs, bears interest at EURIBOR plus 1.10%, and matures in November 2003. Covenants of this debt agreement require Cabot to maintain certain financial ratios.

L.   TAXES

     In 2000, Cabot initiated a reorganization of its international legal entity structure. As a result of the reorganization, Cabot's overall effective income tax rate decreased from 36% for the quarter ended December 31, 1999 to 29% for the quarter ended December 31, 2000.

                                CABOT CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


I. RESULTS OF OPERATIONS

Net sales and operating profit before taxes by segment are shown in Note I to the Consolidated Financial Statements.

THREE MONTHS ENDED DECEMBER 31, 2000 VERSUS
THREE MONTHS ENDED DECEMBER 31, 1999

Net income from continuing operations for the first quarter of fiscal 2001 was $28 million ($0.37 per diluted common share) compared to $31 million ($0.41 per diluted common share) in the same quarter a year ago. Sales increased by $18 million from $377 million last year to $395 million this year due to strong volumes and pricing. However, operating profit before taxes decreased 34% from $59 million in the first quarter of fiscal 2000 to $39 million in the first quarter of fiscal 2001. Increased feedstock costs in the Chemical Businesses and higher raw material costs in the Performance Materials business were the primary drivers behind the decrease in profitability.

Sales for the Chemical Businesses increased slightly to $334 million. Operating profit decreased from $53 million to $41 million. The $12 million, or 23%, decrease in profitability is primarily attributed to slower industrial growth in North America, increased oil-based feedstock and natural gas costs and unfavorable currency trends.

For the first quarter of fiscal 2001, carbon black volumes were able to keep pace with the high volume levels achieved in the first quarter of fiscal 2000. Overall, global carbon black volumes modestly decreased 2% this quarter versus the first quarter of last year. Sales volumes increased 6% in both South America and Europe though reduced economic growth in North America led to a 10% decrease in volumes in that region. Similarly, Asia Pacific experienced a 7% decrease in volumes. Carbon black was negatively impacted by increased oil-based feedstock and natural gas costs. Feedstock costs were 21% higher in the first quarter of this year versus the same quarter a year ago due to increases in oil prices. In the past, changes in natural gas costs have not typically had a large impact on the profitability of the carbon black business. However, natural gas costs were 54% higher in the first quarter of fiscal 2001 versus the same quarter in fiscal 2000 and therefore had a material negative impact on the business. The carbon black business is still working to fully recover the lost margin resulting from increases in its feedstock costs in previous quarters.

Fumed metal oxides sales were up slightly in the first quarter of fiscal 2001. Improved mix and pricing offset slightly reduced volumes. Higher demand from the electronics sector, principally Cabot Microelectronics Corporation, was offset by lower demand from Cabot's traditional, silicone rubber customers. One time costs associated with the start-up of the Midland, Michigan plant resulted in a $2 million decrease in operating profit compared with last year's first quarter. External factors such as foreign exchange and energy prices resulted in an additional $1 million reduction in operating profit versus the prior year.

Cabot's inkjet colorants business continues to gain commercial acceptance of a variety of products. Accordingly, the business reported $1 million in operating profit in the first quarter of 2001.

Performance Materials sales were $56 million in the first quarter of fiscal 2001 compared with $51 million in fiscal 2000. While demand for tantalum capacitors for the electronics and wireless telecommunications industries continues to remain strong, sales volumes were 6% lower in the first quarter of 2001 than in the same quarter a year ago. In addition, moderate price increases were not able to fully offset substantial increases in tantalum ore costs resulting in an $11 million decline in operating profit. During the first quarter of fiscal 2001, Cabot entered into new long-term contracts with its principal customers and an additional contract with a key raw materials supplier. As a result of these contracts, it is anticipated that Cabot's earnings in the tantalum business will increase by approximately 50% in fiscal 2001, year over year. In fiscal 2002, Cabot expects earnings from the tantalum business to increase by approximately three times over fiscal 2001.

Specialty Fluids sales in the first quarter were $7 million versus $4 million last year. Sales to date have been generated from the production and sale of cesium formate as well as spodumene, tantalum and fine cesium chemicals. Increased sales volumes and pricing resulted in a $3 million increase in operating profit. During the first quarter, cesium formate was used in its first drill-in application, a challenging high pressure, high temperature well in the North Sea. The drill-in was successful in a number of dimensions including the control of well pressure, the integrity of the drill hole, and the safety of operating personnel. It is anticipated that the well's production rate will be tested in the second quarter of 2001.

An increase in cash, principally due to the sales proceeds of the Liquefied Natural Gas business ("LNG"), led to a $10 million increase in interest income in the first quarter of this year.

Research and technical service spending was $11 million for the first quarter versus $10 million for the first quarter of last year. Selling and administrative expenses were $45 million for the first quarter of fiscal 2001, a 10% increase from $41 million spent last year. The increase is primarily attributed to higher costs associated with an enterprise wide systems initiative. Selling and administrative expenses and research and technical service spending remained flat as a percentage of sales. They represented 11% and 3%, respectively, of sales in both the current quarter and corresponding quarter of fiscal 2000.

In 2000, Cabot initiated a reorganization of its international legal entity structure. As a result of the reorganization, Cabot's overall effective income tax rate decreased from 36% for the quarter ended December 31, 1999 to 29% for the quarter ended December 31, 2000.

During 2000, Cabot approved plans to close several plants. In relation to plant closings, Cabot recorded an $18 million charge. Included in the charge was an accrual of $2 million for severance and termination benefits for approximately 38 employees of the Chemical and Performance Materials Businesses and $7 million for facility closing costs, of which none was paid out in the first quarter of fiscal 2001. As of December 31, 2000, $9 million is accrued, most of which will be expended in fiscal 2001. The remainder of the charge included $9 million for the impairment of long-lived assets. These actions will result in reduced depreciation expense and certain other cost savings. These expenses were included as special items in the Consolidated Statements of Income for the year ended September 30, 2000.

During 1999, Cabot began implementation of initiatives to reduce costs and improve operating efficiencies. In connection with these efforts, Cabot recorded a $26 million charge for capacity utilization and cost reduction initiatives. These initiatives included $16 million for severance and termination benefits for approximately 265 employees, of which $15 million has been paid out as of December 31, 2000.

II. CASH FLOW AND LIQUIDITY

During the first three months of the fiscal year, cash used in operating activities totaled $214 million as compared to cash provided by operating activities of $25 million for the same period last year. The uses of cash during the first quarter of 2001 included a decrease in working capital and a tax payment related to the September 2000 disposition of LNG.

Capital spending for the first three months of the year was $17 million. The majority of capital spending related to maintaining existing assets. Cabot plans to spend approximately $160 million in capital expenditures during the fiscal year.

Cash provided by financing activities was $22 million in the first quarter of fiscal 2001 as compared to $3 million for the same period last year. The key components of net cash from financing activities were the issuance of a 3-year EURO note for $129 million, the repayment of $63 million in long-term debt, and the repurchase of $36 million of Common Stock.

In November 2000, a Cabot subsidiary borrowed 150 million EURO ($129 million) from institutional lenders. The loan is payable in EUROs, bears interest at EURIBOR plus 1.10%, and matures in November 2003.

On October 4, 2000, Cabot purchased $17 million of its Medium Term Notes at par plus accrued interest. The 7.28% Medium Term Notes were issued on October 21, 1997 and were subject to a put at par in 2004.

On September 8, 2000, Cabot's Board of Directors authorized the repurchase of up to 10 million shares of Cabot's Common Stock, superseding prior authorizations. As of December 31, 2000, approximately 1.5 million shares have been purchased at an average price of $23.50 per share under this new authorization.

As a result of the operating and financing activities during the quarter, Cabot's ratio of total debt (including short-term debt net of cash) to capital increased from negative 29% at September 30, 2000 to 4% at December 31, 2000.

Cabot maintains a credit agreement under which it may, under certain conditions, borrow up to $300 million at floating rates. The facility is available through January 3, 2002. As of December 31, 2000, Cabot had no borrowings outstanding under this arrangement. Management expects cash on hand, cash from operations and present financing arrangements, including Cabot's unused line of credit and shelf registration for debt securities, to be sufficient to meet Cabot's cash requirements for the foreseeable future.

III. RECENT ACCOUNTING DEVELOPMENTS

In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus of Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." Amounts billed as shipping and handling are required to be recorded as revenue, however it allows a company to adopt a policy of including shipping and handling costs in cost of sales. If shipping and handling costs are significant and are not included in cost of sales, a company should disclose both the amount of such costs and which line item on the income statement includes that amount. The Task Force also indicated that shipping and handling costs cannot be reported as a reduction in revenue. Cabot adopted EITF 00-10 as of October 1, 2000. Shipping and handling costs reclassified in fiscal 2000 to conform to the 2001 presentation did not have a material impact on Cabot's consolidated financial statements.

Effective October 1, 2000, Cabot adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended. FAS 133 establishes accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either assets or liabilities measured at fair value. FAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. There are no derivative positions at December 31 for which Cabot would seek to achieve hedge accounting or under this pronouncement. As such, the effect of adopting FAS 133 on Cabot's financial statements is not significant.

In December 1999, the Securities and Exchange Commission ("SEC"), released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. In June 2000, the SEC released SAB 101B, which postponed the effective date of SAB 101 to the fourth quarter of fiscal years beginning after December 15, 1999. Cabot will be required to be in conformity with the provisions of SAB 101 in the fourth quarter of fiscal 2001. Cabot is currently evaluating the impact that SAB 101 will have on its financial condition and results of operations.

     FORWARD-LOOKING INFORMATION: Included above are statements relating to management's expectations of future profits, the possible achievement of the Company's financial goals and objectives and management's expectations for shareholder value creation initiatives and for the Company's product development program. Actual results may differ materially from the results anticipated in the statements included herein due to a variety of factors, including market supply and demand conditions, fluctuations in currency exchange rates, costs of raw materials, patent rights of others, stock market conditions, demand for our customers' products and competitors' reactions to market conditions, and other factors referred to in the Company's filings with the Securities and Exchange Commission. Timely commercialization of products under development by the Company may be disrupted or delayed by technical difficulties, market acceptance, competitors' new products, as well as difficulties in moving from the experimental stage to the production stage. The Company undertakes no obligation to update forward-looking statements or reflect events or circumstances after the date of this document.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits
               --------

               The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number               Description
10.                          Revolving Credit Agreement dated as of November 10,
                             2000 among Cabot Finance B.V., Fleet National
                             Bank, Commerzbank AG, and other lending
                             institutions listed therein, including First
                             Amendment to Revolving Credit Agreement.

        (b)    Reports on Form 8-K
               -------------------

               On October 3, 2000, Cabot filed a report on Form 8-K relating to the spin-off to the stockholders of Cabot of the common stock of Cabot Microelectronics Corporation, as well as relating to the sale of the Liquefied Natural Gas Business.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CABOT CORPORATION



Date:  February 14, 2001                     /s/ Robert L. Culver
                                             ----------------------------------
                                             Robert L. Culver
                                             Executive Vice President and
                                             Chief Financial Officer


Date:  February 14, 2001                     /s/ William T. Anderson
                                             ----------------------------------
                                             William T. Anderson
                                             Vice President and Controller
                                             (Chief Accounting Officer)