Form 10-Q
period 2001-03-31
CABOT CORP
filed 2001-05-14
CIK 16040

                                    FORM 10-Q


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                 MARCH 31, 2001

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

                       YES      X            NO
                            ---------           ----------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         AS OF MAY 1, 2001, THE COMPANY HAD 65,297,822 SHARES OF COMMON
                  STOCK, PAR VALUE $1 PER SHARE, OUTSTANDING.

                                CABOT CORPORATION

                                      INDEX


Part I.   Financial Information                                                 Page
                                                                                ----
          Item 1.  Financial Statements

                   Consolidated Statements of Income
                      Three Months Ended March 31, 2001 and 2000                  3

                   Consolidated Statements of Income
                      Six Months Ended March 31, 2001 and 2000                    4

                   Consolidated Balance Sheets
                      March 31, 2001 and September 30, 2000                       5

                   Consolidated Statements of Cash Flows
                      Six Months Ended March 31, 2001 and 2000                    7

                   Consolidated Statement of Changes in Stockholders' Equity
                      Six Months Ended March 31, 2001                             8

                   Notes to Consolidated Financial Statements                     9

          Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                        19

Part II.  Other Information

          Item 4.  Submission of Matters to a Vote of Stockholders               23

          Item 6.  Exhibits and Reports on Form 8-K                              24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                CABOT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           Three Months Ended March 31

                     (In millions, except per share amounts)

                                    UNAUDITED

                                                                       2001         2000
                                                                      ------       ------
Revenues:
   Net sales and other operating revenues                             $  458       $  397
   Interest and dividend income                                            7            1
                                                                      ------       ------
      Total revenues                                                     465          398
                                                                      ------       ------

Costs and expenses:
   Cost of sales                                                         339          291
   Selling and administrative expenses                                    52           44
   Research and technical service                                         12           11
   Interest expense                                                        9            9
   Special item                                                           17           --
                                                                      ------       ------
      Total costs and expenses                                           429          355
                                                                      ------       ------

Income before income taxes                                                36           43
Provision for income taxes                                               (10)         (16)
Equity in net income of affiliated companies                               4            2
Minority interest in net income                                           (2)          (1)
                                                                      ------       ------

      Income from continuing operations                                   28           28

Discontinued Operations:
      Income from operations of discontinued businesses, net of
       income taxes                                                       --           13
      Gain on sale of businesses, net of income taxes                      3           --
                                                                      ------       ------
Net income                                                                31           41

Dividends on preferred stock, net of tax benefit                          (1)          (1)
                                                                      ------       ------

Net income available to common shares                                 $   30       $   40
                                                                      ======       ======

Weighted-average common shares outstanding:
   Basic                                                                  63           64
                                                                      ======       ======
   Diluted                                                                76           73
                                                                      ======       ======

Income per common share
   Basic:
      Continuing operations                                           $ 0.42       $ 0.43
      Discontinued operations:
         Income from operations of discontinued businesses                --         0.20
         Gain on sale of business                                       0.05           --
                                                                      ------       ------
      Net income                                                      $ 0.47       $ 0.63
                                                                      ======       ======

   Diluted:
      Continuing operations                                           $ 0.36       $ 0.39
      Discontinued operations:
         Income from operations of discontinued businesses                --         0.18
         Gain on sale of business                                       0.04           --
                                                                      ------       ------
      Net income                                                      $ 0.40       $ 0.57
                                                                      ======       ======

Dividends per common share                                            $ 0.11       $ 0.11
                                                                      ======       ======

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            Six Months Ended March 31

                     (In millions, except per share amounts)

                                    UNAUDITED

                                                                       2001         2000
                                                                      ------       ------
Revenues:
   Net sales and other operating revenues                             $  853       $  774
   Interest and dividend income                                           18            2
                                                                      ------       ------
      Total revenues                                                     871          776
                                                                      ------       ------

Costs and expenses:
   Cost of sales                                                         644          559
   Selling and administrative expenses                                    97           85
   Research and technical service                                         23           21
   Interest expense                                                       17           18
   Special item                                                           17           --
   Other charges, net                                                     --            1
                                                                      ------       ------
      Total costs and expenses                                           798          684
                                                                      ------       ------

Income before income taxes                                                73           92
Provision for income taxes                                               (21)         (33)
Equity in net income of affiliated companies                               8            3
Minority interest in net income                                           (4)          (3)
                                                                      ------       ------

      Income from continuing operations                                   56           59

Discontinued Operations:
      Income from operations of discontinued businesses, net of
       income taxes                                                       --           20
      Gain on sale of businesses, net of income taxes                      3           --
                                                                      ------       ------
Net income                                                                59           79

Dividends on preferred stock, net of tax benefit                          (2)          (2)
                                                                      ------       ------

Net income available to common shares                                 $   57       $   77
                                                                      ======       ======

Weighted-average common shares outstanding:
   Basic                                                                  64           64
                                                                      ======       ======
   Diluted                                                                76           73
                                                                      ======       ======

Income per common share
   Basic:
      Continuing operations                                           $ 0.85       $ 0.89
      Discontinued operations:
         Income from operations of discontinued businesses                --         0.31
         Gain on sale of business                                       0.05           --
                                                                      ------       ------
      Net income                                                      $ 0.90       $ 1.20
                                                                      ======       ======

   Diluted:
      Continuing operations                                           $ 0.73       $ 0.80
      Discontinued operations:
         Income from operations of discontinued businesses                --         0.27
         Gain on sale of business                                       0.04           --
                                                                      ------       ------
      Net income                                                      $ 0.77       $ 1.07
                                                                      ======       ======

Dividends per common share                                            $ 0.22       $ 0.22
                                                                      ======       ======

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2001 and September 30, 2000

                                  (In millions)

                                     ASSETS

                                                                     March 31     September 30
                                                                       2001           2000
                                                                    ----------     ----------
                                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                                        $      444     $      638
   Accounts and notes receivable (net of reserve for doubtful
      accounts of $3 and $3)                                               322            280

   Inventories:
      Raw materials                                                         90             73
      Work in process                                                       48             45
      Finished goods                                                       107             83
      Other                                                                 31             31
                                                                    ----------     ----------
         Total inventories                                                 276            232

   Prepaid expenses                                                         24             23
   Deferred income taxes                                                    15             17
                                                                    ----------     ----------

Total current assets                                                     1,081          1,190
                                                                    ----------     ----------

Investments:
   Equity                                                                   78             74
   Other                                                                    39             27
                                                                    ----------     ----------
      Total investments                                                    117            101

Property, plant and equipment                                            1,797          1,794
Accumulated depreciation and amortization                               (1,024)          (988)
                                                                    ----------     ----------
   Net property, plant and equipment                                       773            806

Other assets:
   Intangible assets, net of amortization                                   20             21
   Deferred income taxes                                                     2              2
   Other assets                                                             16             14
                                                                    ----------     ----------
      Total other assets                                                    38             37
                                                                    ----------     ----------

Total assets                                                        $    2,009     $    2,134
                                                                    ==========     ==========

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2001 and September 30, 2000

                     (In millions, except for share amounts)

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                                   March 31     September 30
                                                                                     2001           2000
                                                                                  ----------     ----------
                                                                                  (Unaudited)
Current liabilities:
   Notes payable to banks                                                         $       19     $       20
   Current portion of long-term debt                                                       2             48
   Accounts payable and accrued liabilities                                              254            425
   Deferred income taxes                                                                   1              1
                                                                                  ----------     ----------
      Total current liabilities                                                          276            494
                                                                                  ----------     ----------

Long-term debt                                                                           443            329
Deferred income taxes                                                                     93             90
Other liabilities                                                                        143            143

Commitments and contingencies (Note E)

Minority interest                                                                         33             31

Stockholders' Equity:
   Preferred Stock:
      Authorized:  2,000,000 shares of $1 par value
      Series A Junior Participating Preferred Stock
         Issued and outstanding:  none
      Series B ESOP Convertible Preferred Stock 7.75% Cumulative                          75             75
         Issued: 75,336 shares, outstanding: 60,153 and 62,285 shares
         (aggregate redemption value of $60 and $62)

   Less cost of shares of preferred treasury stock                                       (28)           (24)

   Common stock:
      Authorized: 200,000,000 shares of $1 par value
         Issued and outstanding:
         65,338,730 and 67,700,060 shares                                                 65             68

   Additional paid-in capital                                                             42            111

   Retained earnings                                                                   1,083          1,040

   Unearned compensation                                                                 (25)           (39)

   Deferred employee benefits                                                            (55)           (56)

   Notes receivable for restricted stock                                                 (21)           (27)

   Accumulated other comprehensive loss                                                 (115)          (101)
                                                                                  ----------     ----------

     Total stockholders' equity                                                        1,021          1,047
                                                                                  ----------     ----------

   Total liabilities and stockholders' equity                                     $    2,009     $    2,134
                                                                                  ==========     ==========

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended March 31, 2001 and 2000

                                  (In millions)

                                    UNAUDITED

                                                                         2001         2000
                                                                       --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                             $     59     $     79
Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
      Depreciation and amortization                                          59           64
      Deferred tax expense (benefit)                                         (1)           7
      Equity in income of affiliated companies,
         net of dividends received                                           (8)          (2)
      Special items                                                          10           --
      Gain on sale of business, net of income taxes                          (3)          --
      Non-cash compensation                                                  11            8
      Other, net                                                              3            2
      Changes in assets and liabilities, net of the effect of
         the consolidation of equity affiliates:
            Increase in accounts and notes receivable                       (45)         (66)
            (Increase) decrease in inventory                                (45)           7
            Decrease in accounts payable and accrued liabilities            (22)         (13)
            Increase in prepayments and other assets                         (3)         (16)
            Increase (decrease) in income taxes payable                    (156)          12
            Decrease in other liabilities                                    --          (12)
            Other, net                                                       --            2
                                                                       --------     --------

               Cash provided by (used in) operating activities             (141)          72
                                                                       --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of business                                             5           --
   Additions to property, plant and equipment                               (36)         (53)
   Purchase of investments                                                   (4)          --
   Proceeds from sale of property, plant and equipment                        2            1
                                                                       --------     --------

               Cash used in investing activities                            (33)         (52)
                                                                       --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from long-term debt                                             129           17
   Repayments of long-term debt                                             (63)          (7)
   Increase (decrease) in short-term debt                                    (1)          14
   Purchases of preferred and common stock                                  (77)         (12)
   Sales and issuances of preferred and common stock                          3            3
   Cash dividends paid to stockholders                                      (16)         (16)
   Employee loan repayments                                                   6            2
                                                                       --------     --------

               Cash provided by (used in) financing activities              (19)           1
                                                                       --------     --------

Effect of exchange rate changes on cash                                      (1)          (3)
                                                                       --------     --------

Increase (decrease) in cash and cash equivalents                           (194)          18

Cash and cash equivalents at beginning of period                            638           35
                                                                       --------     --------

Cash and cash equivalents at end of period                             $    444     $     53
                                                                       ========     ========

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         Six Months Ended March 31, 2001

                                  (In millions)

                                    UNAUDITED

                                                                                                        Accumulated
                                                          Preferred            Additional                  Other
                                              Preferred   Treasury    Common    Paid-in     Retained   Comprehensive
                                                Stock       Stock      Stock    Capital     Earnings       Loss
                                              ----------------------------------------------------------------------
Balance at September 30, 2000                  $    75     $   (24)   $  68     $    111    $ 1,040      $   (101)
                                               -------     -------    -----     --------    -------      --------
Net income                                                                                       59
Foreign currency translation adjustments                                                                      (20)
Change in unrealized gain on available-for-
   sale securities                                                                                              6
Total comprehensive income

Common dividends paid                                                                           (15)
Issuance of stock under employee
   compensation plans, net of tax benefit                                              3
Issuance of common stock to CRISP                                                      1
Purchase and retirement of common stock                                  (3)         (80)
Purchase of treasury stock - preferred                          (4)
Preferred dividends paid to Employee
   Stock Ownership Plan, net of tax                                                              (1)
Principal payment by Employee Stock
   Ownership Plan under guaranteed loan
Amortization of unearned compensation                                                  7
Note Receivable - issuances, payments and
   forfeitures
                                               -------     -------    -----     --------    -------      --------
Balance at March 31, 2001                      $    75     $   (28)   $  65     $     42    $ 1,083      $   (115)
                                               =======     =======    =====     ========    =======      ========

                                                                             Notes
                                                             Deferred     Receivable         Total           Total
                                                Unearned     Employee   for Restricted   Stockholders'   Comprehensive
                                              Compensation   Benefits        Stock          Equity          Income
                                              ------------------------------------------------------------------------
Balance at September 30, 2000                   $    (39)     $ (56)      $     (27)       $   1,047
                                                 -------    -------       ----- ---        ---------
Net income                                                                                                 $     59
Foreign currency translation adjustments                                                                        (20)
Change in unrealized gain on available-for-
   sale securities                                                                                                6
                                                                                                           --------
Total comprehensive income                                                                                 $     45
                                                                                                           ========
Common dividends paid
Issuance of stock under employee
   compensation plans, net of tax benefit
Issuance of common stock to CRISP
Purchase and retirement of common stock
Purchase of treasury stock - preferred
Preferred dividends paid to Employee
   Stock Ownership Plan, net of tax
Principal payment by Employee Stock
   Ownership Plan under guaranteed loan                           1
Amortization of unearned compensation                 14
Note Receivable - issuances, payments and
   forfeitures                                                                    6
                                                --------      -----       ---------        ---------
Balance at March 31, 2001                       $    (25)     $ (55)      $     (21)       $   1,021
                                                ========      =====       =========        =========

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                    UNAUDITED

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

       The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 2001 and 2000. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

B.     SPECIAL ITEMS AND BUSINESS DEVELOPMENTS

       During the quarter a $17 million charge was recorded, related to the retirement of Cabot's Chief Executive Officer. Included in the charge is a $10 million non-cash charge to accelerate the vesting of common stock issued under the company's long term incentive compensation plan and an accrual for a $7 million cash payment. The cash payment was made during the third quarter.

       On March 16, 2001, Cabot UK Holdings Limited, a wholly owned subsidiary of Cabot Corporation, announced an open offer for approximately 3.5 million shares of Cabot India Limited, at 100 Rupees per share. Cabot India Limited is a majority owned subsidiary of Cabot Corporation and its shares are traded on the Mumbai Stock Exchange and the National Stock Exchange of India. The tender offer is for the 40% ownership of Cabot India Limited currently held by minority interest shareholders. The offer period is expected to end on June 16, 2001.

       In March, 2001 Cabot exercised an option to purchase 1 million shares of Angus & Ross Plc common stock. In May, 2001 Cabot concluded an agreement to purchase an additional 4 million shares of Angus & Ross Plc common stock. The total purchase price of the 5 million shares was approximately $1 million. The purchase of the additional 4 million shares increased Cabot's ownership in Angus & Ross Plc to approximately 21%. The investment will be accounted for under the equity method starting in the third quarter of fiscal 2001. As part of the agreement, Cabot received an option to purchase an additional 5 million shares of common stock. The option has not yet been exercised.

       During fiscal 2000, Cabot approved plans to close several plants. In relation to the plant closings, Cabot recorded an $18 million charge. Included in the charge were accruals of $2 million for severance and termination benefits for approximately 40 employees of the Chemical and Performance Materials Businesses and $7 million for facility closing costs, of which none were paid out in fiscal 2000. The remainder of the charge included $9 million for the impairment of long-lived assets. As of March 31, 2001, $8 million remains in the accrual, of which $2 million relates to severance and $6 million to other facility closing costs. Most of the accrual will be expended during fiscal 2001.

       During 1999, Cabot began implementation of initiatives to reduce costs and improve operating efficiencies. In connection with these efforts, Cabot recorded a $26 million charge for capacity utilization and cost reduction initiatives. These initiatives included $16 million for severance and termination benefits for approximately 265 employees, of which $15 million has been paid out as of March 31, 2001. The remaining $1 million is expected to be expended in fiscal 2001.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2000
                                    UNAUDITED

C.     DISCONTINUED OPERATIONS

       On September 19, 2000, Cabot completed a transaction to sell its liquefied natural gas (LNG) business for approximately $688 million cash. The sale included Cabot's LNG terminal in Everett, Massachusetts, its LNG tanker, the Matthew, and its equity interest in the Atlantic LNG liquefaction plant in Trinidad. The gain on the sale of the LNG business recorded in the fourth quarter of fiscal 2000, was approximately $309 million, net of taxes of $178 million.

       In February, 2001, Cabot received additional cash proceeds of $5 million from the sale. The receipt, net of taxes, is classified as a gain on the sale of LNG in the Consolidated Statement of Income.

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

D.     RECLASSIFICATION

       Certain amounts were reclassified in fiscal 2000 to conform to the fiscal 2001 presentation.

E.     COMMITMENTS AND CONTINGENCIES

       Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

       As of March 31, 2001, Cabot has approximately $36 million reserved for environmental matters, primarily related to divested businesses. The amount represents Cabot's current best estimate of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of cleanup required, alternative cleanup methods available, abilities of other responsible parties to contribute, and its interpretation of applicable laws and regulations at each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Cabot is unable to reasonably estimate the amount of possible loss in excess of the accrued amount.

       In the opinion of Cabot, although final disposition of these suits and claims may impact Cabot's financial statements in a particular period, they will not, in the aggregate, have a material adverse effect on Cabot's financial position.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2001

          (Preferred shares in thousands and common shares in millions)

                                    UNAUDITED

F.     STOCKHOLDERS' EQUITY

       The following table summarizes the changes in shares of stock for the three months ended March 31:

                                                  2001
                                                  ----
       PREFERRED STOCK
         Balance at December 31, 2000               75
                                                  ====
         Balance at March 31, 2001                  75
                                                  ====


       PREFERRED TREASURY STOCK
         Balance at December 31, 2000               14
         Purchased preferred treasury stock          1
                                                  ----
         Balance at March 31, 2001                  15
                                                  ====

       COMMON STOCK
         Balance at December 31, 2000               66
         Purchased and retired common stock         (1)
                                                  ----
         Balance at March 31, 2001                  65
                                                  ====

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2001

          (Preferred shares in thousands and common shares in millions)

                                    UNAUDITED

F.     STOCKHOLDERS' EQUITY (CONTINUED)

       The following table summarizes the changes in shares of stock for the six months ended March 31:

                                                  2001
                                                  ----
       PREFERRED STOCK
         Balance at September 30, 2000              75
                                                  ====
         Balance at March 31, 2001                  75
                                                  ====


       PREFERRED TREASURY STOCK
         Balance at September 30, 2000              13
         Purchased preferred treasury stock          2
                                                  ----
         Balance at March 31, 2001                  15
                                                  ====

       COMMON STOCK
         Balance at September 30, 2000              68
         Purchased and retired common stock         (3)
                                                  ----
         Balance at March 31, 2001                  65
                                                  ====

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2001

                                  (In millions)

                                    UNAUDITED

G.     COMPREHENSIVE INCOME

       The pre-tax, tax, and after-tax effects of the components of other comprehensive loss for the three months ended March 31 are shown below:

                                                             Pre-tax       Tax     After-tax
                                                             -------      -----    ---------
       2001
       Foreign currency translation adjustments               $(21)       $ --       $(21)
       Unrealized holding gain arising during period on
          marketable equity securities                           7          (3)         4
                                                              ----        ----       ----
       Other comprehensive loss                               $(14)       $ (3)      $(17)
                                                              ====        ====       ====

                                                             Pre-tax       Tax     After-tax
                                                             -------      -----    ---------
       2000
       Foreign currency translation adjustments               $(13)       $ --        $(13)
                                                              ----        ----        ----
       Other comprehensive loss                               $(13)       $ --        $(13)
                                                              ====        ====        ====

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2001

                                  (In millions)

                                    UNAUDITED

G.     COMPREHENSIVE INCOME (CONTINUED)

       The pre-tax, tax, and after-tax effects of the components of other comprehensive loss for the six months ended March 31 are shown below:

                                                              Pre-tax       Tax     After-tax
                                                              -------     ------    ---------
       2001
       Foreign currency translation adjustments               $  (20)     $   --     $  (20)
       Unrealized holding gain arising during period on
          marketable equity securities                            11          (5)         6
                                                              ------      ------     ------
       Other comprehensive loss                               $   (9)     $   (5)    $  (14)
                                                              ======      ======     ======

                                                              Pre-tax       Tax     After-tax
                                                              -------     ------    ---------
       2000
       Foreign currency translation adjustments               $  (26)     $   --     $  (26)
       Unrealized holding gain arising during period on
          marketable equity securities                             2          (1)         1
                                                              ------      ------     ------
       Other comprehensive loss                               $  (24)     $   (1)    $  (25)
                                                              ======      ======     ======

       The balance of related after-tax components comprising accumulated other comprehensive loss is summarized below:

                                                            March 31,  September 30,
                                                              2001         2000
                                                             ------       ------
       Foreign currency translation adjustment               $ (125)      $ (105)
       Unrealized gain on marketable equity securities           10            4
                                                             ------       ------
       Accumulated other comprehensive loss                  $ (115)      $ (101)
                                                             ======       ======

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2001

                     (In millions, except per share amounts)

                                    UNAUDITED

H.     EARNINGS PER SHARE

       Basic and diluted earnings per share ("EPS") were calculated for the three months ended March 31 as follows:

                                                                                        2001        2000
                                                                                       ------      ------
       BASIC EPS
          Income available to common shares (numerator)                                $   30      $   40
                                                                                       ======      ======

          Weighted-average common shares outstanding                                       66          67
          Less:  Contingently issuable shares(1)                                           (3)         (3)
                                                                                       ------      ------

          Adjusted weighted-average shares (denominator)                                   63          64
                                                                                       ======      ======

          Basic EPS                                                                    $ 0.47      $ 0.63
                                                                                       ======      ======

       DILUTED EPS
          Income available to common shares                                            $   30      $   40
          Dividends on preferred stock                                                      1           1
          Less:  Income effect of assumed conversion of preferred stock                    --          --
                                                                                       ------      ------

          Income available to common shares plus assumed conversions (numerator)       $   31      $   41
                                                                                       ======      ======

          Weighted-average common shares outstanding                                       66          67
          Effect of dilutive securities:
            Conversion of preferred stock                                                   9           6
            Conversion of incentive stock options(2)                                        1          --
                                                                                       ------      ------

          Adjusted weighted-average shares (denominator)                                   76          73
                                                                                       ======      ======

          Diluted EPS                                                                  $ 0.40      $ 0.57
                                                                                       ======      ======

        (1)    Represents restricted stock issued under Cabot Equity Incentive
               Plans.

        (2) Of the options to purchase shares of common stock outstanding at March 31, 2000 1 million shares were not included in the computation of diluted EPS because those options' exercise price was greater than the average market price of the common shares for 2000. As of March 31, 2001, the average fair value of Cabot's stock price exceeds the exercise price of all options outstanding. As such, all options outstanding have been included in the calculation of fully diluted earnings per share.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2001

                     (In millions, except per share amounts)

                                    UNAUDITED

H.     EARNINGS PER SHARE (CONTINUED)

       Basic and diluted earnings per share ("EPS") were calculated for the six months ended March 31 as follows:

                                                                                        2001        2000
                                                                                       ------      ------
       BASIC EPS
          Income available to common shares (numerator)                                $   57      $   77
                                                                                       ======      ======

          Weighted-average common shares outstanding                                       67          67
          Less: Contingently issuable shares(1)                                            (3)         (3)
                                                                                       ------      ------

          Adjusted weighted-average shares (denominator)                                   64          64
                                                                                       ======      ======

          Basic EPS                                                                    $ 0.90      $ 1.20
                                                                                       ======      ======

       DILUTED EPS
          Income available to common shares                                            $   57      $   77
          Dividends on preferred stock                                                      2           2
          Less: Income effect of assumed conversion of preferred stock                     --          (1)
                                                                                       ------      ------

          Income available to common shares plus assumed conversions (numerator)       $   59      $   78
                                                                                       ======      ======

          Weighted-average common shares outstanding                                       67          67
          Effect of dilutive securities
              Conversion of preferred stock                                                 9           6
              Conversion of incentive stock options(2)                                     --          --
                                                                                       ------      ------

          Adjusted weighted-average shares (denominator)                                   76          73
                                                                                       ======      ======

          Diluted EPS                                                                  $ 0.77      $ 1.07
                                                                                       ======      ======

        (1)    Represents restricted stock issued under Cabot Equity Incentive
               Plans.


        (2) Of the options to purchase shares of common stock outstanding at March 31, 2000 1 million shares were not included in the computation of diluted EPS because those options' exercise price was greater than the average market price of the common shares for 2000. As of March 31, 2001, the average fair value of Cabot's stock price exceeds the exercise price of all options outstanding. As such, all options outstanding have been included in the calculation of fully diluted earnings per share.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2001

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


                                                       CHEMICAL  PERFORMANCE  SPECIALTY   SEGMENT  UNALLOCATED   CONSOLIDATED
                                                     BUSINESSES    MATERIALS     FLUIDS     TOTAL    AND OTHER          TOTAL
                                                     ----------    ---------     ------     -----    ---------          -----
       2001
       Net sales and other operating revenues(1)(2)      $  357       $  103     $    5    $  465       $   (7)        $  458
       Profit (loss) before taxes(3)                     $   35       $   26     $   (1)   $   60       $  (24)        $   36


       2000
       Net sales and other operating revenues(1)(2)      $  339       $   54     $    6    $  399       $   (2)        $  397
       Profit (loss) before taxes(3)                     $   49       $    8     $   (1)   $   56       $  (13)        $   43


       Unallocated and other net sales and other operating revenues includes the following:

                                                           2001        2000
                                                          ------      ------
       Equity affiliate sales                             $  (16)     $  (16)
       Royalties paid by equity affiliates                     1           2
       Interoperating segment revenues                        (2)         (3)
       Shipping and handling fees                             10          15
                                                          ------      ------
            Total                                         $   (7)     $   (2)
                                                          ======      ======

       Unallocated and other profit (loss) before taxes includes the following:

                                                           2001        2000
                                                          ------      ------
       Interest expense                                   $   (9)     $   (9)
       General unallocated income (expense)(4)                 6          (2)
       Equity in net income of affiliated companies           (4)         (2)
       Special item (5)                                      (17)         --
                                                          ------      ------
            Total                                         $  (24)     $  (13)
                                                          ======      ======

       (1) Segment sales for certain operating segments within Chemical Businesses include 100% of equity affiliate sales and transfers of materials at cost and market-based prices.
       (2) Unallocated and other reflects an adjustment for equity affiliate sales and interoperating segment revenues and includes royalties paid by equity affiliates offset by external shipping and handling costs.
       (3) Segment profit is a measure used by Cabot's chief operating decision-makers to measure consolidated operating results and assess segment performance. It includes equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest, and corporate governance costs, and excludes foreign currency transaction gains (losses), interest income (expense) and dividend income.
       (4) General unallocated income (expense) includes foreign currency transaction gains (losses), interest income, dividend income, and corporate allocations previously allocated to discontinued segments.
       (5) Results for the second quarter of fiscal 2001 include a charge related to the retirement of the Chief Executive Officer. Included in the charge is $10 million relating to the accelerated vesting of shares issued under the Long Term Incentive Compensation Plan and a $7 million cash payment.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2001

                                  (In millions)

                                    UNAUDITED

I.     FINANCIAL INFORMATION BY SEGMENT (CONTINUED)

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


                                                        CHEMICAL   PERFORMANCE   SPECIALTY    SEGMENT   UNALLOCATED    CONSOLIDATED
                                                      BUSINESSES     MATERIALS      FLUIDS      TOTAL     AND OTHER           TOTAL
                                                      ----------     ---------      ------      -----     ---------           -----
       2001
       Net sales and other operating revenues(1)(2)     $    691      $    159    $     12    $   862      $     (9)       $    853
       Profit (loss) before taxes(3)                    $     76      $     23    $     --    $    99      $    (26)       $     73

       2000
       Net sales and other operating revenues(1)(2)     $    669      $    105    $     10    $   784      $    (10)       $    774
       Profit (loss) before taxes(3)                    $    102      $     16    $     (3)   $   115      $    (23)       $     92

       Unallocated and other net sales and other operating revenues includes the following:

                                                           2001        2000
                                                          ------      ------
       Equity affiliate sales                             $  (31)     $  (36)
       Royalties paid by equity affiliates                     3           3
       Interoperating segment revenues                        (3)         (5)
       Shipping and handling fees                             22          28
                                                          ------      ------
            Total                                         $   (9)     $  (10)
                                                          ======      ======

       Unallocated and other profit (loss) before taxes includes the following:

                                                           2001        2000
                                                          ------      ------
       Interest expense                                   $  (17)     $  (18)
       General unallocated income (expense)(4)                16          (2)
       Equity in net income of affiliated companies           (8)         (3)
       Special item (5)                                      (17)         --
                                                          ------      ------
            Total                                         $  (26)     $  (23)
                                                          ======      ======

       (1) Segment sales for certain operating segments within Chemical Businesses include 100% of equity affiliate sales and transfers of materials at cost and market-based prices.
       (2) Unallocated and other reflects an adjustment for equity affiliate sales and interoperating segment revenues and includes royalties paid by equity affiliates offset by external shipping and handling costs.
       (3) Segment profit is a measure used by Cabot's chief operating decision-makers to measure consolidated operating results and assess segment performance. It includes equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest, and corporate governance costs, and excludes foreign currency transaction gains (losses), interest income (expense) and dividend income.
       (4) General unallocated income (expense) includes foreign currency transaction gains (losses), interest income, dividend income, and corporate allocations previously allocated to discontinued segments.
       (5) Results for the second quarter of fiscal 2001 include a charge related to the retirement of the Chief Executive Officer. Included in the charge is $10 million relating to the accelerated vesting of shares issued under the Long Term Incentive Compensation Plan and a $7 million cash payment.

                                CABOT CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

I. RESULTS OF OPERATIONS

Net sales and operating profit before taxes by segment are shown in Note I to the Consolidated Financial Statements.

THREE MONTHS ENDED MARCH 31, 2001 VERSUS
THREE MONTHS ENDED MARCH 31, 2000

Net income from continuing operations for the second quarter of fiscal 2001 was $28 million ($0.36 per diluted common share) compared to $28 million ($0.39 per diluted common share) in the same quarter a year ago. Included in this quarter's results is a $17 million ($0.16 per diluted share) special charge related to the retirement of Cabot's Chief Executive Officer, consisting of a $10 million non-cash charge to accelerate the vesting of stock issued under the Company's long term incentive compensation plan and an accrual for a $7 million cash payment.

Companywide sales increased 15% from $397 million last year to $458 million this year due to higher prices in the Chemical Businesses and higher volumes and prices in the Performance Materials segment. Overall operating profit before taxes and the special charge of $17 million increased 23% from $43 million in the second quarter of fiscal 2000 to $53 million in the second quarter of fiscal 2001. Higher prices and lower production costs in the Chemical Businesses absorbed the effects of higher feedstock costs and resulted in improved margins. In addition, the Company benefited from higher tantalum margins resulting from customer contracts entered into in the second quarter of fiscal 2001.

Sales for the Chemical Businesses increased to $357 million. Operating profit decreased from $49 million to $35 million. The $14 million, or 29%, decrease in profitability is primarily attributed to slower industrial growth in North America, increased carbon black feedstock costs, higher natural gas costs, and unfavorable currency movements.

For the second quarter of fiscal 2001, global carbon black volumes decreased 6% versus the second quarter of last year. Sales volumes were flat in both South America and Europe though a weaker North American economy led to a 16% decrease in volumes in that region. Similarly, Asia Pacific experienced a 3% decrease in volumes. Carbon black was negatively impacted by increased feedstock costs. Feedstock costs were 25% higher in the second quarter of this year versus the same quarter a year ago due to increases in oil and natural gas prices.

Overall volumes in the Fumed Metal Oxides business declined by 8% due to decreased demand from traditional markets including the silicone rubber and construction industries. However, higher prices offset lower volumes resulting in a 9% increase in sales year over year. Results were negatively impacted by higher energy prices and manufacturing costs in North America.

Cabot's inkjet colorants business continues to gain commercial acceptance of a variety of products. Accordingly, the business reported a $1 million improvement in operating profit in the second quarter of 2001.

Performance Materials sales were $103 million in the second quarter of fiscal 2001 compared with $54 million in fiscal 2000. Demand for tantalum products continues to remain strong. Volumes of tantalum sold were 26% higher in the second quarter of 2001 than in the same quarter a year ago. As a result of the customer contracts entered into during the second fiscal quarter of 2001, average prices increased approximately 56% year over year. At the same time, total costs increased approximately 67% due to higher volumes and higher ore costs. It is anticipated that Cabot's earnings in the tantalum

                                CABOT CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

business will increase by approximately 50% in fiscal 2001, year over year. In fiscal 2002, Cabot expects earnings from the tantalum business to increase by approximately three times over estimates for fiscal 2001.

Specialty Fluids sales in the second quarter were $5 million versus $6 million last year. Lower volumes and prices were offset by lower operating costs resulting in flat operating results in the second quarter of fiscal 2001 versus the same quarter in 2000. Sales to date have been generated from the production and sale of cesium formate as well as spodumene, tantalum and fine cesium chemicals. During the second quarter, cesium formate was used in two successful drill-in applications involving challenging high pressure, high temperature wells in the North Sea. It is anticipated that these wells will undergo production flow tests in the near future.

Interest income in the second quarter of this year was $6 million higher than in the same quarter last year due to an increase in Cabot's cash position related to the sales proceeds of the Liquefied Natural Gas business.

Research and technical service spending was $12 million for the second quarter versus $11 million for the second quarter of last year. Selling and administrative expenses were $52 million for the second quarter of fiscal 2001, an 18% increase from $44 million spent last year. The increase is largely due to non-capitalized expenses associated with the development and implementation of our Enterprise Resource Planning system, accounting for stock-based incentive compensation and our e-commerce initiative which has been expanded this year. Selling and administrative expenses and research and technical service spending remained flat as a percentage of sales. They represented 11% and 3%, respectively, of sales in both the current quarter and corresponding quarter of fiscal 2000.

In February 2001, Cabot received $3 million, net of tax, ($0.04 per diluted common share) of additional proceeds from the September 2000 sale of the Liquefied Natural Gas business.

In fiscal 2000, Cabot initiated a reorganization of its international legal entity structure. As a result of the reorganization, Cabot's overall effective income tax rate decreased from 36% in fiscal 2000 to 29% in fiscal 2001.

During fiscal 2000, Cabot approved plans to close several plants. In relation to the plant closings, Cabot recorded an $18 million charge. Included in the charge were accruals of $2 million for severance and termination benefits and $7 million for facility closing costs. As of March 31, 2001, $8 million is accrued, of which $2 million relates to severance and the remaining $6 million to facility closing costs. Most of the $8 million will be expended during fiscal 2001.

During 1999, Cabot began implementation of initiatives to reduce costs and improve operating efficiencies. In connection with these efforts, Cabot recorded a $26 million charge for capacity utilization and cost reduction initiatives. These initiatives included $16 million for severance and termination benefits for approximately 265 employees, of which $15 million has been paid out as of March 31, 2001. The remaining $1 million is expected to be expended during fiscal 2001.

SIX MONTHS ENDED MARCH 31, 2001 VERSUS
SIX MONTHS ENDED MARCH 31, 2000

Net income from continuing operations for the first six months of fiscal 2001 was $56 million compared to $59 million for the first half of fiscal 2000. Included in these results from operations for the first half of fiscal 2001 is a $17 million special charge related to the retirement of Cabot's Chief Executive Officer.

Sales increased 10% from $774 million last year to $853 million this year due to strong volumes and pricing in the Performance Materials segment and higher prices in the carbon black business. However, operating profit before taxes and a special charge of $17 million decreased slightly from $92 million in the first half of fiscal 2000 to $90 million in the first half of fiscal 2001. Increased feedstock costs in the Chemical Businesses and higher raw material costs in the

                                CABOT CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Performance Materials business were the primary drivers behind the decrease in profitability. Increased pricing in the Performance Materials business did not begin to offset higher ore costs until the second quarter of fiscal 2001.

Sales for the Chemical Businesses increased to $691 million. Operating profit decreased from $102 million to $76 million. The $26 million, or 25%, decrease in profitability is primarily attributed to slower industrial growth in North America, increased oil-based feedstock and natural gas costs, and unfavorable currency trends.

Performance Materials sales were $159 million, a 51% increase from $105 million in the first six months of fiscal 2000. Operating profit increased 44% from $16 million in the first six months of last year to $23 million in the first two quarters of this year driven by higher volumes and higher prices.

Specialty Fluids realized a $2 million improvement in sales for the six-month period ended March 31, 2001. Sales increased from $10 million last year to $12 million this year. Similarly, Specialty Fluids realized a $3 million improvement in profitability for the first half of fiscal 2001, largely as a result of improved pricing and increased volumes.

In February 2001, Cabot received $3 million, net of tax, ($0.04 per diluted common share) of additional proceeds from the September 2000 sale of the Liquefied Natural Gas business.

II. CASH FLOW AND LIQUIDITY

During the first six months of the fiscal year, cash used in operating activities totaled $131 million as compared to cash provided by operating activities of $72 million for the same period last year. The uses of cash during the first quarter of fiscal 2001 included a tax payment related to the September 2000 disposition of the Liquefied Natural Gas business.

Capital spending for the first six months of the year was $36 million. The majority of capital spending related to maintaining existing assets. Cabot plans to spend approximately $160 million on capital expenditures during the fiscal year.

Cash used by financing activities was $29 million in the first half of fiscal 2001 as compared to $1 million provided by financing activities for the same period last year. The key components of the charge in net cash from financing activities were the acquisition of a 3-year EURO note for $129 million, the repayment of $63 million in long-term debt, and the repurchase of $83 million of common stock.

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

On September 8, 2000, Cabot's Board of Directors authorized the repurchase of up to 10 million shares of Cabot's common stock, superseding prior authorizations. As of March 31, 2001, approximately 3 million shares have been purchased at an average price of $28 per share under this new authorization.

During the second quarter of fiscal 2001, Cabot entered into a knock-in share repurchase contract with an investment bank. The contract allowed for the purchase of up to 2 million shares of Cabot's common stock at various market prices from April 1, 2001 to April 28, 2001. The contract expired without being triggered.

On March 16, 2001, Cabot UK Holdings Limited, a wholly owned subsidiary of Cabot Corporation, announced an open offer for approximately 3.5 million shares of Cabot India Limited, at 100 Rupees per share. Cabot India Limited is a majority owned subsidiary of Cabot Corporation and its shares are traded on the Mumbai Stock Exchange and the National Stock Exchange of India. The tender

                                CABOT CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

offer is for the 40% ownership of Cabot India Limited currently held by minority interest shareholders. The offer period is expected to end June 16, 2001.

As a result of the operating and financing activities during the quarter, Cabot's ratio of total debt (including short-term debt net of cash) to capital decreased from 4% to 2% at March 31, 2001.

Cabot maintains a credit agreement under which it may, under certain conditions, borrow up to $300 million at floating rates. The facility is available through January 3, 2002. As of March 31, 2001, Cabot had no borrowings outstanding under this arrangement. Management expects cash on hand, cash from operations and present financing arrangements, including Cabot's unused line of credit and shelf registration for debt securities, to be sufficient to meet Cabot's cash requirements for the foreseeable future.


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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

The Annual Meeting of Stockholders of Cabot Corporation (the "Annual Meeting") was held on March 8, 2001. An election of Directors was held for which Kennett
F. Burnes, John S. Clarkeson, Robert P. Henderson, Roderick C.G. MacLeod, and Ronaldo H. Schmitz were nominated and elected to the class of Directors whose terms expire in 2004, and John G.L. Cabot and John F. O'Brien were nominated and elected to the class of Directors whose terms expire in 2003. The following votes were cast for or withheld with respect to each of the nominees.

       Director                    In Favor Of        Withheld
       --------                    -----------        --------
       Kennett F. Burnes           66,959,112         2,236,641
       John S. Clarkeson           67,540,478         1,655,275
       Robert P. Henderson         67,663,030         1,532,723
       Roderick C.G. MacLeod       67,595,218         1,600,535
       Ronaldo H. Schmitz          67,753,456         1,442,297
       John G.L. Cabot             67,795,941         1,399,812
       John F. O'Brien             67,640,559         1,555,194

Other Directors whose terms of office as Directors continued after the meeting are:

       Director                    Term of Office Expires
       --------                    ----------------------
       Samuel W. Bodman                     2002
       Arthur L. Goldstein                  2002
       Gautam S. Kaji                       2002
       John H. McArthur                     2002
       Lydia W. Thomas                      2003
       Mark S. Wrighton                     2003

Effective March 8, 2001, David V. Ragone retired as a member of the Board of Directors, in accordance with the Company's Director Retirement Policy.

The second proposal before the Annual Meeting was a management proposal to adopt the Cabot Corporation Short-Term Incentive Compensation Plan. This proposal was approved by the stockholders. The following votes were cast for or against, or abstained from voting on, this Proposal:

       For                Against             Abstained
       ---                -------             ---------
       57,621,417         10,777,564          796,772

There were no broker non-votes with respect to the second proposal.

ITEM 5. OTHER INFORMATION.

              On May 11, 2001, Cabot Corporation's Board of Directors elected Kennett F. Burnes as Chairman of the Board. Mr. Burnes was named Chief Executive Officer of Cabot Corporation on March 9, 2001. He succeeds Samuel W. Bodman as Chairman and Chief Executive Officer.

              The Board of Directors also voted to increase the quarterly dividend by $0.02 per share, or 18%, to $0.13 per share on all outstanding shares of the Corporation's common stock. The dividend is payable June 8, 2001, to stockholders of record as of the close of business on May 25, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    Exhibits

              The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

              Exhibit
              Number    Description
              ------    -----------
              10*       Cabot Corporation Short-Term Incentive Compensation Plan,
                        filed herewith.

              *Management contract or compensatory plan or arrangement.

       (b)    Reports on Form 8-K

              No report on Form 8-K was filed by the Company during the three months ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CABOT CORPORATION



Date:  May 14, 2001                           /s/ Robert L. Culver
                                              --------------------------------
                                              Robert L. Culver
                                              Executive Vice President and
                                              Chief Financial Officer


Date:  May 14, 2001                           /s/ William T. Anderson
                                              --------------------------------
                                              William T. Anderson
                                              Vice President and Controller
                                              (Chief Accounting Officer)