Form 10-Q
period 2001-06-30
CABOT CORP
filed 2001-08-13
CIK 16040

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

                                  JUNE 30, 2001

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

                               YES __X__  NO _____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

        AS OF AUGUST 1, 2001, THE COMPANY HAD 62,698,282 SHARES OF COMMON
                   STOCK, PAR VALUE $1 PER SHARE, OUTSTANDING.

                                CABOT CORPORATION

                                      INDEX


                                                                                 PAGE
                                                                                 ----
Part I.  Financial Information

         Item 1.    Financial Statements

                    Consolidated Statements of Income
                         Three Months Ended June 30, 2001 and 2000                 3

                    Consolidated Statements of Income
                         Nine Months Ended June 30, 2001 and 2000                  4

                    Consolidated Balance Sheets
                         June 30, 2001 and September 30, 2000                      5

                    Consolidated Statements of Cash Flows
                         Nine Months Ended June 30, 2001 and 2000                  7

                    Consolidated Statement of Changes in Stockholders' Equity
                         Nine Months Ended June 30, 2001                           8

                    Notes to Consolidated Financial Statements                     9

         Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                      20

Part II. Other Information

         Item 1.    Legal Proceedings                                             24

         Item 6.    Exhibits and Reports on Form 8-K                              24

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                CABOT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           Three Months Ended June 30

                      (In millions, except per share amounts)

                                    UNAUDITED

                                                                               2001       2000
                                                                              -------    -------
Revenues:
   Net sales and other operating revenues                                      $ 436      $ 414
   Interest and dividend income                                                    6          1
                                                                               -----      -----
      Total revenues                                                             442        415
                                                                               -----      -----
Costs and expenses:
   Cost of sales                                                                 316        311
   Selling and administrative expenses                                            55         42
   Research and technical service                                                 12         12
   Interest expense                                                                8          7
   Special item                                                                    4         (8)
   Other charges (income), net                                                     1         (2)
                                                                               -----      -----
      Total costs and expenses                                                   396        362
                                                                               -----      -----

Income before income taxes                                                        46         53
Provision for income taxes                                                       (13)       (19)
Equity in net income of affiliated companies                                       7          5
Minority interest in net income                                                   (2)        (1)
                                                                               -----      -----
      Income from continuing operations                                           38         38

Discontinued Operations:
    Income from operations of discontinued businesses,
     net of income taxes                                                          --          8
                                                                               -----      -----
Net income                                                                        38         46

Dividends on preferred stock, net of tax benefit                                  --         (1)
                                                                               -----      -----
Net income available to common shares                                          $  38      $  45
                                                                               =====      =====
Weighted-average common shares outstanding:
   Basic                                                                          62         65
                                                                               =====      =====
   Diluted                                                                        73         73
                                                                               =====      =====
Income per common share
     Basic:
        Continuing operations                                                  $0.59      $0.56
        Discontinued operations:
           Income from operations of discontinued businesses                      --       0.13
                                                                               -----      -----
        Net income                                                             $0.59      $0.69
                                                                               =====      =====

     Diluted:
        Continuing operations                                                  $0.51      $0.51
        Discontinued operations:
           Income from operations of discontinued businesses                      --       0.11
                                                                               -----      -----
        Net income                                                             $0.51      $0.62
                                                                               =====      =====
Dividends per common share                                                     $0.13      $0.11
                                                                               =====      =====

  The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            Nine Months Ended June 30

                      (In millions, except per share amounts)

                                    UNAUDITED

                                                                               2001           2000
                                                                             -------        -------
Revenues:
   Net sales and other operating revenues                                    $ 1,289        $ 1,187
   Interest and dividend income                                                   24              4
                                                                             -------        -------
      Total revenues                                                           1,313          1,191
                                                                             -------        -------
Costs and expenses:
   Cost of sales                                                                 961            870
   Selling and administrative expenses                                           152            127
   Research and technical service                                                 35             32
   Interest expense                                                               25             26
   Special items                                                                  21             (8)
   Other charges, net                                                              2             --
                                                                             -------        -------
      Total costs and expenses                                                 1,196          1,047
                                                                             -------        -------
Income before income taxes                                                       117            144
Provision for income taxes                                                       (34)           (52)
Equity in net income of affiliated companies                                      15              8
Minority interest in net income                                                   (5)            (4)
                                                                             -------        -------
      Income from continuing operations                                           93             96

Discontinued Operations:
      Income from operations of discontinued businesses, net of
       income taxes                                                               --             28
      Gain on sale of businesses, net of income taxes                              3             --
                                                                             -------        -------
Net income                                                                        96            124
Dividends on preferred stock, net of tax benefit                                  (2)            (2)
                                                                             -------        -------
Net income available to common shares                                        $    94        $   122
                                                                             =======        =======
Weighted-average common shares outstanding:
   Basic                                                                          63             65
                                                                             =======        =======
   Diluted                                                                        75             73
                                                                             =======        =======
Income per common share
     Basic:
        Continuing operations                                                $  1.44        $  1.45
        Discontinued operations:
           Income from operations of discontinued businesses                      --           0.43
           Gain on sale of business                                             0.05             --
                                                                             -------        -------
        Net income                                                           $  1.49        $  1.88
                                                                             =======        =======
     Diluted:
        Continuing operations                                                $  1.24        $  1.31
        Discontinued operations:
           Income from operations of discontinued businesses                      --           0.38
           Gain on sale of business                                             0.04             --
                                                                             -------        -------
        Net income                                                           $  1.28        $  1.69
                                                                             =======        =======
Dividends per common share                                                   $  0.35        $  0.33
                                                                             =======        =======

   The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 2001 and September 30, 2000

                                  (In millions)

                                     ASSETS

                                                                                  June 30     September 30
                                                                                    2001          2000
                                                                                -----------   ------------
                                                                                (Unaudited)
  Current assets:
     Cash and cash equivalents                                                    $   394       $   638
     Accounts and notes receivable (net of reserve for doubtful
        accounts of $3 and $3)                                                        306           280

     Inventories:
        Raw materials                                                                  78            73
        Work in process                                                                45            45
        Finished goods                                                                102            83
        Other                                                                          32            31
                                                                                  -------       -------
           Total inventories                                                          257           232

     Prepaid expenses                                                                  22            23
     Deferred income taxes                                                             18            17
                                                                                  -------       -------
  Total current assets                                                                997         1,190
                                                                                  -------       -------

  Investments:
     Equity                                                                            74            74
     Other                                                                             43            27
                                                                                  -------       -------
        Total investments                                                             117           101

  Property, plant and equipment                                                     1,804         1,794
  Accumulated depreciation and amortization                                        (1,037)         (988)
                                                                                  -------       -------
     Net property, plant and equipment                                                767           806

  Other assets:
     Intangible assets, net of accumulated amortization                                19            21
     Deferred income taxes                                                              2             2
     Other assets                                                                      14            14
                                                                                  -------       -------
        Total other assets                                                             35            37
                                                                                  -------       -------
  Total assets                                                                    $ 1,916       $ 2,134
                                                                                  =======       =======

  The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 2001 and September 30, 2000

                     (In millions, except for share amounts)

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                                June 30    September 30
                                                                                 2001          2000
                                                                             -----------   ------------
                                                                             (Unaudited)
  Current liabilities:
     Notes payable to banks                                                    $    17       $    20
     Current portion of long-term debt                                               2            48
     Accounts payable and accrued liabilities                                      233           425
     Deferred income taxes                                                           1             1
                                                                               -------       -------
        Total current liabilities                                                  253           494
                                                                               -------       -------
  Long-term debt                                                                   437           329
  Deferred income taxes                                                             90            90
  Other liabilities                                                                144           143

  Commitments and contingencies (Note E)

  Minority interest                                                                 35            31

  Stockholders' equity:
     Preferred stock:
        Authorized:  2,000,000 shares of $1 par value
        Series A Junior Participating Preferred Stock
           Issued and outstanding:  none
        Series B ESOP Convertible Preferred Stock 7.75% Cumulative
           Issued:  75,336 shares, outstanding:  59,592 and 62,285 shares
            (aggregate redemption value of $60 and $62)                             75            75
     Less cost of shares of preferred treasury stock                               (31)          (24)

     Common stock:
        Authorized:  200,000,000 shares of $1 par value
           Issued and outstanding:  62,387,308 and 67,700,060 shares                62            68

     Additional paid-in capital                                                     --           111

     Retained earnings                                                           1,059         1,040

     Unearned compensation                                                         (19)          (39)

     Deferred employee benefits                                                    (54)          (56)

     Notes receivable for restricted stock                                         (16)          (27)

     Accumulated other comprehensive loss                                         (119)         (101)
                                                                               -------       -------
       Total stockholders' equity                                                  957         1,047
                                                                               -------       -------
     Total liabilities and stockholders' equity                                $ 1,916       $ 2,134
                                                                               =======       =======

   The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine Months Ended June 30, 2001 and 2000

                                 (In millions)

                                   UNAUDITED

                                                                                       2001        2000
                                                                                     --------    --------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $  96       $ 124
  Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
        Depreciation and amortization                                                    87          96
        Deferred tax expense (benefit)                                                   (6)          5
        Equity in income of affiliated companies,
           net of dividends received                                                     (6)         (2)
        Special items                                                                    13          --
        Gain on sale of business, net of income taxes                                    (3)         --
        Non-cash compensation                                                            16          11
        Other, net                                                                        6           4
        Changes in assets and liabilities, net of the effect of
           the consolidation of equity affiliates:
              Increase in accounts and notes receivable                                 (33)        (61)
              (Increase) decrease in inventory                                          (31)         11
              (Increase) decrease in prepayments and other assets                         1          (6)
              Decrease in accounts payable and accrued liabilities                      (15)        (17)
              Increase (decrease) in income taxes payable                              (164)         29
              Increase (decrease) in other liabilities                                    2         (14)
              Other, net                                                                 (7)          1
                                                                                      -----       -----
                 Cash provided by (used in) operating activities                        (44)        181
                                                                                      -----       -----
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of business                                                       5          --
     Proceeds from sale of property, plant and equipment                                  2           2
     Additions to property, plant and equipment                                         (65)        (87)
     Purchase of investments                                                             (5)         --
     Acquisitions, excluding cash acquired                                               --         (14)
                                                                                      -----       -----
                 Cash used in investing activities                                      (63)        (99)
                                                                                      -----       -----
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                                       129          17
     Repayments of long-term debt                                                       (63)        (37)
     Decrease in short-term debt                                                         (2)        (76)
     Proceeds from initial public offering of Cabot Microelectronics Corporation         --          83
     Purchases of preferred and common stock                                           (192)        (45)
     Sales and issuances of preferred and common stock                                    7           9
     Cash dividends paid to stockholders                                                (25)        (24)
     Employee loan repayments                                                            11           4
                                                                                      -----       -----
                 Cash used in financing activities                                     (135)        (69)
                                                                                      -----       -----
  Effect of exchange rate changes on cash                                                (2)         (4)
                                                                                      -----       -----
  Increase (decrease) in cash and cash equivalents                                     (244)          9

  Cash and cash equivalents at beginning of period                                      638          35
                                                                                      -----       -----
  Cash and cash equivalents at end of period                                          $ 394       $  44
                                                                                      =====       =====

  The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         Nine Months Ended June 30, 2001

                                  (In millions)

                                    UNAUDITED

                                                                           Accumu-                     Notes
                                                                           lated                        Recei-
                                       Pre-              Addit-            Other      Un-               vable    Total     Total
                             Pre-     ferred             ional             Compre-  earned   Deferred for Rest-  Stock-     Comp-
                            ferred   Treasury  Common  Paid-in  Retained   hensive  Compen-  Employee  ricted   holders'  rehensive
                             Stock    Stock    Stock   Capital  Earnings    Loss    sation   Benefits   Stock    Equity    Income
                            --------------------------------------------------------------------------------------------------------
Balance at
  September 30, 2000         $ 75     $ (24)    $ 68    $ 111   $ 1,040   $ (101)   $ (39)   $ (56)    $ (27)   $ 1,047
                            --------------------------------------------------------------------------------------------
Net income                                                           96                                                     $ 96
Foreign currency
  translation adjustments                                                    (27)                                            (27)
Change in unrealized
  gain on available-for-
  sale securities                                                              9                                               9
                                                                                                                            ----
Total comprehensive
  income                                                                                                                    $ 78
                                                                                                                            ====
Common dividends
  paid                                                              (23)
Issuance of stock
  under employee
  compensation plans,
  net of tax benefit                                        6
Issuance of common
  stock to CRISP                                            1
Purchase and retirement
  of common stock                                 (6)    (127)      (52)
Purchase of treasury
  stock - preferred                      (7)
Preferred dividends
  paid to Employee
  Stock Ownership
  Plan, net of tax                                                   (2)
Principal payment by
  Employee Stock Ownership
  Plan under guaranteed
  loan                                                                                           2
Amortization of unearned
  compensation                                              9                          20
Notes Receivable -
  issuances, payments,
  and forfeitures                                                                                         11
                            --------------------------------------------------------------------------------------------
Balance at June 30, 2001     $ 75     $ (31)    $ 62    $   -   $ 1,059   $ (119)   $ (19)   $ (54)    $ (16)   $   957
                            ============================================================================================


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                    UNAUDITED

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

     The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 2001 and 2000. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

B.   SPECIAL ITEMS AND BUSINESS DEVELOPMENTS

     During the quarter a $4 million charge was recorded, related to the resignation of Cabot's Chief Financial Officer. Included in the charge is a $3 million non-cash charge to accelerate the vesting of common stock issued under the company's long term incentive compensation plan and a $1 million cash payment. Also included in special items for fiscal 2001 is the $17 million charge recorded in the second quarter, related to the retirement of Cabot's Chief Executive Officer. The $17 million charge included a $10 million non-cash charge to accelerate the vesting of common stock issued under the company's long term incentive compensation plan and a $7 million cash payment.

     On June 16, 2001, the open offer for approximately 3.5 million shares of Cabot India Limited closed. Cabot India Limited is a majority-owned subsidiary of Cabot Corporation and its shares are traded on Indian stock exchanges. The tender offer was for the 40% ownership of Cabot India Limited held by minority interest shareholders. The approval and share transfer procedures occurred in July 2001. Approximately 2.8 million of the outstanding shares were acquired for $6 million, raising Cabot's total ownership to 92.5%. Cabot intends to make a follow-on offer at the same price for the remaining shares.

     In March 2001, Cabot exercised an option to purchase 1 million shares of Angus & Ross Plc common stock. In May 2001, Cabot purchased an additional 4 million shares of Angus & Ross Plc common stock. The total purchase price of the 5 million shares was approximately $1 million. The purchase of the additional 4 million shares increased Cabot's ownership in Angus & Ross Plc to approximately 21%. The investment is accounted for under the equity method. As part of the agreement, Cabot received an option to purchase an additional 5 million shares of common stock. The option has not yet been exercised.

     During fiscal 2000, Cabot approved plans to close two plants. In relation to the plant closings, Cabot recorded an $18 million charge in the fourth quarter of fiscal 2000. Included in the charge were accruals of $2 million for severance and termination benefits for approximately 40 employees of the Chemical and Performance Materials Businesses and $7 million for facility closing costs, of which none were paid out in fiscal 2000. The remainder of the charge included $9 million for the impairment of long-lived assets. During the quarter ended June 30, 2001, $1 million of severance and termination benefits, $1 million of facility closing costs and the impact of foreign exchange reduced the reserve by $3 million. It was determined during the quarter that the recovery value of fixed assets were overvalued by $2 million and the required facility closing costs would be $2 million less than originally accrued. As of June 30, 2001, $4 million is accrued for the remaining severance and facility closing cost obligations.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2001
                                    UNAUDITED

     During 1999, Cabot began implementation of initiatives to reduce costs and improve operating efficiencies. In connection with these efforts, Cabot recorded a $26 million charge for capacity utilization and cost reduction initiatives. These initiatives included $16 million for severance and termination benefits for approximately 265 employees, of which $15 million has been paid out as of June 30, 2001.

C.   DISCONTINUED OPERATIONS

     On September 19, 2000, Cabot completed a transaction to sell its liquefied natural gas (LNG) business for approximately $688 million cash. The sale included Cabot's LNG terminal in Everett, Massachusetts, its LNG tanker, the Matthew, and its equity interest in the Atlantic LNG liquefaction plant in Trinidad. The gain on the sale of the LNG business recorded in the fourth quarter of fiscal 2000 was approximately $309 million, net of taxes of $178 million.

     In February 2001, Cabot received additional cash proceeds of $5 million from the sale. The receipt net of taxes is classified as a gain on the sale of LNG in the Consolidated Statement of Income.

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

E.   COMMITMENTS AND CONTINGENCIES

     In July 2001 Cabot replaced its revolving credit and term loan facility with a new agreement. Under the new agreement Cabot may borrow up to $250 million at floating rates. The new credit facility matures on July 13, 2006. The agreement contains specific covenants, including maximum indebtedness limitations and earnings before interest, taxes, depreciation, and amortization ("EBITDA") requirements, that would limit the amount available for future borrowings. Commitment fees are paid based on the used and unused portions of the credit facility. At June 30, 2001, no amount was outstanding under the previous credit facility.

     Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2001
                                    UNAUDITED

     As of June 30, 2001, Cabot has approximately $33 million reserved for environmental matters, primarily related to divested businesses. The amount represents Cabot's current best estimate of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of cleanup required, alternative cleanup methods available, abilities of other responsible parties to contribute, and its interpretation of applicable laws and regulations at each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Cabot is unable to reasonably estimate the amount of possible loss in excess of the accrued amount.

     In the opinion of Cabot, although final disposition of these suits and claims may impact Cabot's financial statements in a particular period, they will not, in the aggregate, have a material adverse effect on Cabot's financial position.

F.   NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Cabot will account for its future business combinations in accordance with the guidance in SFAS 141.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142 goodwill and indefinite lived intangible assets will no longer be amortized. Instead, goodwill will be subject to annual impairment tests performed under the guidance of the statement. Additionally, the amortization period of intangible assets with finite lives will no longer be limited to forty years. The general provisions for SFAS 142 will be effective for Cabot at the beginning of fiscal 2003. Cabot is currently assessing the potential impact of implementing SFAS No 142 and expects amortization expense to be reduced in future periods.

                               CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 June 30, 2001

          (Preferred shares in thousands and common shares in millions)

                                    UNAUDITED

G.   STOCKHOLDERS' EQUITY

     The following table summarizes the changes in shares of stock for the three months ended June 30:

                                                                        2001
                                                                     ----------
     PREFERRED STOCK
       Balance at March 31, 2001                                          75
                                                                       =====
       Balance at June 30, 2001                                           75
                                                                       =====

     PREFERRED TREASURY STOCK
       Balance at March 31, 2001                                          15
       Purchased preferred treasury stock                                  1
                                                                       -----
       Balance at June 30, 2001                                           16
                                                                       =====

     COMMON STOCK
       Balance at March 31, 2001                                          65
       Purchased and retired common stock                                 (3)
                                                                       -----
       Balance at June 30, 2001                                           62
                                                                       =====

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2001

          (Preferred shares in thousands and common shares in millions)

                                    UNAUDITED

G.   STOCKHOLDERS' EQUITY (CONTINUED)

     The following table summarizes the changes in shares of stock for the nine months ended June 30:

                                                                   2001
                                                               ------------
     PREFERRED STOCK
       Balance at September 30, 2000                                  75
                                                                  ======
       Balance at June 30, 2001                                       75
                                                                  ======


     PREFERRED TREASURY STOCK
       Balance at September 30, 2000                                  13
       Purchased preferred treasury stock                              3
                                                                  ------
       Balance at June 30, 2001                                       16
                                                                  ======

     COMMON STOCK
       Balance at September 30, 2000                                  68
       Purchased and retired common stock                             (6)
                                                                  ------
       Balance at June 30, 2001                                       62
                                                                  ======

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2001

                                  (In millions)

                                    UNAUDITED

H.    COMPREHENSIVE INCOME

      The pre-tax, tax, and after-tax effects of the components of other comprehensive loss for the three months ended June 30 are shown below:

                                                                          Pre-tax           Tax            After-tax
                                                                          -------           ---            ---------
      2001
      Foreign currency translation adjustments                              $ (7)              -             $ (7)
      Unrealized holding gain arising during period on
         marketable equity securities                                          3               -                3
                                                                            ----            ----             ----
      Other comprehensive loss                                              $ (4)           $  -             $ (4)
                                                                            =====           ====             ====


                                                                          Pre-tax           Tax            After-tax
                                                                          -------           ---            ---------
      2000
      Foreign currency translation adjustments                              $ (9)             $ -             $ (9)
      Unrealized holding gain arising during period on
         marketable equity securities                                          1                -                1
                                                                            ----             ----             ----
      Other comprehensive loss                                              $ (8)            $  -             $ (8)
                                                                            =====            ====             ====

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2001

                                  (In millions)

                                    UNAUDITED

H.    COMPREHENSIVE INCOME (CONTINUED)

      The pre-tax, tax, and after-tax effects of the components of other comprehensive loss for the nine months ended June 30 are shown below:

                                                                          Pre-tax             Tax          After-tax
                                                                          -------             ---          ---------
      2001
      Foreign currency translation adjustments                             $ (27)            $  -            $ (27)
      Unrealized holding gain arising during period on
         marketable equity securities                                         14               (5)               9
                                                                           -----             ----            -----
      Other comprehensive loss                                             $ (13)            $ (5)           $ (18)
                                                                           =====             ====            =====

                                                                          Pre-tax             Tax         After-tax
                                                                          -------             ---         ---------
      2000
      Foreign currency translation adjustments                             $ (35)            $  -            $ (35)
      Unrealized holding gain arising during period on
         marketable equity securities                                          3               (1)               2
                                                                           -----             ----            -----
      Other comprehensive loss                                             $ (32)            $ (1)           $ (33)
                                                                           =====             ====            =====




      The balance of related after-tax components comprising accumulated other comprehensive loss is summarized below:

                                                                          June 30,     September 30,
                                                                            2001           2000
                                                                          --------     -------------

      Foreign currency translation adjustment                             $ (132)          $ (105)
      Unrealized gain on marketable equity securities                         13                4
                                                                          ------           ------
      Accumulated other comprehensive loss                                $ (119)          $ (101)
                                                                          ======           ======

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2001

                     (In millions, except per share amounts)

                                    UNAUDITED

I.     EARNINGS PER SHARE

       Basic and diluted earnings per share ("EPS") were calculated for the three months ended June 30 as follows:

                                                                                    2001       2000
                                                                                   ------     ------
     BASIC EPS
        Income available to common shares (numerator)                              $  38      $  45
                                                                                   =====      =====
        Weighted-average common shares outstanding                                    64         67
        Less:  Contingently issuable shares(1)                                        (2)        (2)
                                                                                   -----      -----
        Adjusted weighted-average shares (denominator)                                62         65
                                                                                   =====      =====
        Basic EPS                                                                  $0.59      $0.69
                                                                                   =====      =====

     DILUTED EPS
        Income available to common shares                                          $  38      $  45
        Dividends on preferred stock                                                  --          1
        Less:  Income effect of assumed conversion of preferred stock                 --         (1)
                                                                                   -----      -----

        Income available to common shares plus assumed conversions (numerator)     $  38      $  45
                                                                                   =====      =====

        Weighted-average common shares outstanding                                    64         67
        Effect of dilutive securities:
             Conversion of preferred stock                                             9          6
             Conversion of incentive stock options(2)                                 --         --
                                                                                   -----      -----
        Adjusted weighted-average shares (denominator)                                73         73
                                                                                   =====      =====
        Diluted EPS                                                                $0.51      $0.62
                                                                                   =====      =====

(1) Represents restricted stock issued under Cabot Equity Incentive Plans.

(2) Of the options to purchase shares of common stock outstanding at June 30, 2000, 0.2 million shares were not included in the computation of diluted
    EPS because those options' exercise price was greater than the average market price of the common shares for 2000. As of June 30, 2001, the average fair value of Cabot's stock price exceeded the exercise price of all options outstanding. As such, all options outstanding have been included in the calculation of fully diluted earnings per share.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2001

                     (In millions, except per share amounts)

                                    UNAUDITED

I.   EARNINGS PER SHARE (CONTINUED)

     Basic and diluted earnings per share ("EPS") were calculated for the nine months ended June 30 as follows:

                                                                              2001     2000
                                                                             ------   ------
BASIC EPS
   Income available to common shares (numerator)                             $  94     $ 122
                                                                             =====     =====

   Weighted-average common shares outstanding                                   66        67
   Less:  Contingently issuable shares(1)                                       (3)       (2)
                                                                             -----     -----

   Adjusted weighted-average shares (denominator)                               63        65
                                                                             =====     =====

   Basic EPS                                                                 $1.49     $1.88
                                                                             =====     =====
DILUTED EPS
   Income available to common shares                                         $  94     $ 122
   Dividends on preferred stock                                                  2         2
   Less:  Income effect of assumed conversion of preferred stock                --        (1)
                                                                             -----     -----

   Income available to common shares plus assumed conversions (numerator)    $  96     $ 123
                                                                             =====     =====

   Weighted-average common shares outstanding                                   66        67
   Effect of dilutive securities:
        Conversion of preferred stock                                            9         6
        Conversion of incentive stock options(2)                                --        --
                                                                             -----     -----

   Adjusted weighted-average shares (denominator)                               75        73
                                                                             =====     =====

   Diluted EPS                                                               $1.28     $1.69
                                                                             =====     =====

(1)  Represents restricted stock issued under Cabot Equity Incentive Plans.

(2) Of the options to purchase shares of common stock outstanding at June 30, 2000, 0.3 million shares were not included in the computation of diluted EPS because those options' exercise price was greater than the average market price of the common shares for 2000. As of June 30, 2001, the average fair value of Cabot's stock price exceeded the exercise price of all options outstanding. As such, all options outstanding have been included in the calculation of fully diluted earnings per share.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2001

                                  (In millions)

                                    UNAUDITED

J.   FINANCIAL INFORMATION BY SEGMENT

     The framework for segment reporting is intended to give analysts and other financial statement users a view of Cabot "through the eyes of management". It designates Cabot's internal management reporting structure as the basis for determining Cabot's reportable segments, as well as the basis for determining the information to be disclosed for those segments. The following table provides financial information by segment for the three months ended June 30:

------------------------------------------------------------------------------------------------------------------------------------
                                                 CHEMICAL      PERFORMANCE   SPECIALTY       SEGMENT     UNALLOCATED   CONSOLIDATED
                                                BUSINESSES      MATERIALS      FLUIDS         TOTAL        AND OTHER       TOTAL
                                                ----------      ---------      ------         -----        ---------       -----
2001
Net sales and other operating revenues(1)(2)        $336          $ 99          $  6           $441          $ (5)          $436
Profit (loss) before taxes(3)                       $ 30          $ 31          $ (1)          $ 60          $(14)          $ 46

------------------------------------------------------------------------------------------------------------------------------------

2000
Net sales and other operating revenues(1)(2)        $357          $ 56          $  6           $419          $ (5)          $414
Profit (loss) before taxes(3)                       $ 48          $ 10          $ --           $ 58          $ (5)          $ 53
------------------------------------------------------------------------------------------------------------------------------------


     Unallocated and other net sales and other operating revenues includes the following:

--------------------------------------------------------------------------------
                                             2001           2000
                                             ----           ----

Equity affiliate sales                       $(16)          $(20)
Royalties paid by equity affiliates             2              2
Interoperating segment revenues                (2)            (3)
Shipping and handling fees                     11             16
                                             ----           ----
     Total                                   $ (5)          $ (5)
                                             ====           ====
--------------------------------------------------------------------------------

     Unallocated and other profit (loss) before taxes includes the following:

--------------------------------------------------------------------------------
                                                      2001           2000
                                                      ----           ----

Interest expense                                      $ (8)          $ (7)
General unallocated income (expense)(4)                  5             (1)
Equity in net income of affiliated companies            (7)            (5)
Special item(5)(6)                                      (4)             8
                                                      ----           ----
     Total                                            $(14)          $ (5)
                                                      ====           ====
--------------------------------------------------------------------------------

(1) Segment sales for certain operating segments within Chemical Businesses include 100% of equity affiliate sales and transfers of materials at cost and market-based prices.
(2) Unallocated and other reflects an adjustment for equity affiliate sales and interoperating segment revenues and includes royalties paid by equity affiliates offset by external shipping and handling costs.
(3) Segment profit is a measure used by Cabot's chief operating decision-makers to measure consolidated operating results and assess segment performance. It includes equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest, and corporate governance costs, and excludes special items, foreign currency transaction gains (losses), interest income (expense) and dividend income.
(4) General unallocated income (expense) includes foreign currency transaction gains (losses), interest income, dividend income, and corporate allocations previously allocated to discontinued segments.
(5) Results for the third quarter of 2001 include a charge, related to the resignation of the Chief Financial Officer, consisting of $3 million to accelerate the vesting of shares issued under the Long Term Incentive Compensation Plan and a $1 million cash payment.
(6) Results for the third quarter of 2000 include an $8 million pretax settlement of insurance litigation.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2001

                                  (In millions)

                                    UNAUDITED

J.   FINANCIAL INFORMATION BY SEGMENT (CONTINUED)

     The framework for segment reporting is intended to give analysts and other financial statement users a view of Cabot "through the eyes of management". It designates Cabot's internal management reporting structure as the basis for determining Cabot's reportable segments, as well as the basis for determining the information to be disclosed for those segments. The following table provides financial information by segment for the nine months ended June 30:

------------------------------------------------------------------------------------------------------------------------------------
                                                  CHEMICAL    PERFORMANCE     SPECIALTY      SEGMENT    UNALLOCATED     CONSOLIDATED
                                                 BUSINESSES    MATERIALS        FLUIDS        TOTAL      AND OTHER          TOTAL
                                                 ----------    ---------        ------        -----      ---------          -----
2001
Net sales and other operating revenues(1) (2)      $1,027        $257            $ 19        $1,303         $(14)          $1,289
Profit (loss) before taxes(3)                      $  106        $ 53            $ (1)       $  158         $(41)          $  117

------------------------------------------------------------------------------------------------------------------------------------

2000
Net sales and other operating revenues(1) (2)      $1,025        $161            $ 16        $1,202         $(15)          $1,187
Profit (loss) before taxes(3)                      $  150        $ 26            $ (3)       $  173         $(29)          $  144
------------------------------------------------------------------------------------------------------------------------------------

     Unallocated and other net sales and other operating revenues includes the following:

--------------------------------------------------------------------------------
                                                      2001          2000
                                                      ----          ----

        Equity affiliate sales                       $(47)          $(61)
        Royalties paid by equity affiliates             5              6
        Interoperating segment revenues                (5)            (7)
        Shipping and handling fees                     33             47
                                                     ----           ----
             Total                                   $(14)          $(15)
                                                     ====           ====
--------------------------------------------------------------------------------

     Unallocated and other profit (loss) before taxes includes the following:

--------------------------------------------------------------------------------

                                                        2001        2000
                                                        ----        ----

        Interest expense                                $(25)       $(26)
        General unallocated income (expense)(4)           20          (3)
        Equity in net income of affiliated companies     (15)         (8)
        Special items (5)(6)                             (21)          8
                                                        ----        ----
             Total                                      $(41)       $(29)
                                                        ====        ====
--------------------------------------------------------------------------------

(1) Segment sales for certain operating segments within Chemical Businesses include 100% of equity affiliate sales and transfers of materials at cost and market-based prices.
(2) Unallocated and other reflects an adjustment for equity affiliate sales and interoperating segment revenues and includes royalties paid by equity affiliates offset by external shipping and handling costs.
(3) Segment profit is a measure used by Cabot's chief operating decision-makers to measure consolidated operating results and assess segment performance. It includes equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest, and corporate governance costs, and excludes special items, foreign currency transaction gains (losses), interest income (expense) and dividend income.
(4) General unallocated income (expense) includes foreign currency transaction gains (losses), interest income, dividend income, and corporate allocations previously allocated to discontinued segments.
(5) Results for fiscal 2001 include a $21 million charge related to the retirement of the Chief Executive Officer and the resignation of the Chief Financial Officer. Included in the charge is $13 million to accelerate the vesting of shares issued under the Long Term Incentive Compensation Plan and $8 million of cash payments.
(6) Results for fiscal 2000 include an $8 million pretax settlement of insurance litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


I. RESULTS OF OPERATIONS

Net sales and operating profit before taxes by segment are shown in Note J to the Consolidated Financial Statements.

THREE MONTHS ENDED JUNE 30, 2001 VERSUS
THREE MONTHS ENDED JUNE 30, 2000

Net income from continuing operations for the third quarter of fiscal 2001 was $38 million ($0.51 per diluted common share) compared to $38 million ($0.51 per diluted common share) in the same quarter a year ago. Included in this quarter's results is a $4 million ($0.04 per diluted share) special charge related to the resignation of Cabot's Chief Financial Officer, consisting of a $3 million non-cash charge to accelerate the vesting of stock issued under the Company's long term incentive compensation plan and a $1 million cash payment. Included in results for the third quarter of 2000 is an $8 million ($0.07 per diluted share) special item benefit from the settlement of insurance litigation.

Cabot's sales increased 5% from $414 million last year to $436 million this year due to higher prices in the Chemical Businesses and higher volumes and prices in the Performance Materials segment. Overall operating profit before taxes and the special charge increased 11% from $45 million in the third quarter of fiscal 2000 to $50 million in the third quarter of fiscal 2001. Lower volumes, higher feedstock costs, and a stronger US dollar offset the benefits of higher prices and lower production costs in the Chemical Businesses. In addition, the Company benefited from higher tantalum margins resulting from customer contracts entered into in the first quarter of fiscal 2001.

Sales for the Chemical Businesses decreased from $357 million to $336 million. Operating profit decreased from $48 million to $30 million. The $18 million, or 38%, decrease in profitability is primarily attributed to slower industrial growth in North America and Europe, increased carbon black feedstock costs, higher natural gas costs, and unfavorable currency movements.

For the third quarter of fiscal 2001, global carbon black volumes decreased 9% versus the third quarter of last year. Sales volumes decreased 22% in North America and 10% in Europe due to weakened economic conditions. South America experienced a 5% decrease in volumes, largely due to the Brazilian energy crisis. However, increased sales in Indonesia and China resulted in a 15% volume increase in Asia Pacific. While the business benefited from lower production costs, carbon black profitability was negatively impacted by weaker demand, a strong US dollar and increased oil-based feedstock and natural gas costs.

Overall volumes in the fumed metal oxides business declined 11% due to decreased demand in North America and Asia from traditional markets including the silicone rubber and construction industries. Demand from the electronics sector remained flat. Results were negatively impacted by higher energy prices and administrative costs. In addition, the business absorbed increased costs associated with capacity expansions put in place in fiscal 2000.

Cabot's inkjet colorants business reported a 9% increase in volumes; however, higher administrative costs resulted in a $1 million decrease in operating profit in the third quarter of 2001.

Performance Materials sales were $99 million in the third quarter of fiscal 2001 compared with $56 million in the same quarter of fiscal 2000. Volumes of tantalum sold were 11% higher in the third quarter of 2001 than in the comparative quarter a year ago. As a result of the customer contracts entered into during the first fiscal quarter of 2001, average prices increased approximately 62% quarter over quarter. At the same time, total costs increased approximately 48% due to higher volumes and higher ore costs. It is anticipated that Cabot's earnings in the tantalum business will increase by as much as 100% in fiscal 2001, year over year.

Specialty Fluids sales in the third quarter were flat at $6 million versus the year ago quarter. However, higher administrative and selling costs resulted in a $1 million decrease in profit. Through the third quarter of 2001, cesium formate has been successfully used in a total of 41 completion and drill-in applications involving challenging high pressure, high temperature wells in the North Sea. Additionally, recent indications of the flow-rate tests of the initial three drill-in jobs have been very positive. Cesium formate improved drilling speed, minimized skin damage, and substantially improved flow rates.

Interest income in the third quarter of this year was $5 million higher than in the same quarter last year due to an increase in Cabot's cash position related to the sales proceeds of the Liquefied Natural Gas business and an increase in operating income.

Research and technical service spending was flat at $12 million for the third quarter versus the year ago quarter. Selling and administrative expenses were $55 million for the third quarter of fiscal 2001, a 31% increase from $42 million spent last year. The increase is largely due to non-capitalized expenses associated with the development and implementation of our Enterprise Resource Planning system, accounting for stock-based incentive compensation and our e-commerce initiative which has been expanded this year. Selling and administrative expenses as a percentage of sales increased from 10% to 13% in the third fiscal quarter of 2001. Research and technical service spending remained flat at 3% as a percentage of sales for the same time period.

In fiscal 2000, Cabot initiated a reorganization of its international legal entity structure. As a result of the reorganization, Cabot's overall effective income tax rate is anticipated to decrease from 36% in fiscal 2000 to 29% in fiscal 2001.

During fiscal 2000, Cabot approved plans to close two plants. In relation to the plant closings, Cabot recorded an $18 million charge in the fourth quarter of fiscal 2000. Included in the charge were accruals of $2 million for severance and termination benefits for approximately 40 employees and $7 million for facility closing costs, of which none were paid out in fiscal 2000. The remainder of the charge included $9 million for the impairment of long-lived assets. During the quarter ended June 30, 2001, $1 million of severance and termination benefits, $1 million of facility closing costs, and the impact of foreign exchange reduced the reserve by $3 million. In addition, it was determined during the quarter that the recovery value of fixed assets was overvalued by $2 million and the required facility closing costs would be $2 million less than originally accrued. As of June 30, 2001, $4 million remains in the accrual.

During 1999, Cabot began implementation of initiatives to reduce costs and improve operating efficiencies. In connection with these efforts, Cabot recorded a $26 million charge for capacity utilization and cost reduction initiatives. These initiatives included $16 million for severance and termination benefits for approximately 265 employees, of which $15 million has been paid out as of June 30, 2001.

NINE MONTHS ENDED JUNE 30, 2001 VERSUS
NINE MONTHS ENDED JUNE 30, 2000

Net income from continuing operations for the nine months ended June 30, 2001 was $93 million compared to $96 million for the same period in fiscal 2000. Included in these results from operations for fiscal 2001 are special charges of $21 million ($0.20 per diluted share) related to the retirement of Cabot's Chief Executive Officer and the resignation of Cabot's Chief Financial Officer. Included in results for the nine months ended June 30, 2000 is an $8 million ($0.07 per diluted share) special item benefit from the settlement of insurance litigation.

Sales increased 9% from $1,187 million last year to $1,289 million this year due to strong volumes and pricing in the Performance Materials segment and higher prices in the Chemical Businesses. Operating profit before taxes and special charges increased slightly from $136 million for the nine months ended June 30, 2000 to $138 million for the nine months ended June 30, 2001. Increased feedstock costs in the Chemical Businesses, higher raw material costs in the Performance Materials business, and unfavorable currency trends somewhat offset increased pricing in the Performance Materials and carbon black businesses.

Sales for the Chemical Businesses increased slightly to $1,027 million this year from $1,025 million last year. Operating profit decreased from $150 million to $106 million. The $44 million, or 29%, decrease in profitability is primarily attributed to lower volumes, increased oil-based feedstock and natural gas costs, and unfavorable currency trends.

Performance Materials sales were $257 million, a 60% increase from $161 million in the first nine months of fiscal 2000. Operating profit increased 104% from $26 million in the first nine months of last year to $53 million in the first nine months of this year driven by higher volumes and higher prices.

Specialty Fluids realized a $3 million improvement in sales for the nine months ended June 30, 2001. Sales increased from $16 million last year to $19 million this year. Similarly, Specialty Fluids realized a $2 million improvement in profitability for the nine months ended June 30, 2001, largely as a result of improved pricing and increased volumes.

In February 2001, Cabot received $3 million, net of tax, ($0.04 per diluted common share) of additional proceeds from the September 2000 sale of the Liquefied Natural Gas business.


II. CASH FLOW AND LIQUIDITY

During the first nine months of the fiscal year, cash used in operating activities totaled $44 million as compared to cash provided by operating activities of $181 million for the same period last year. The uses of cash during the nine months of fiscal 2001 included a tax payment of $179 million related to the September 2000 disposition of the Liquefied Natural Gas business.

Capital spending for the first nine months of the year was $70 million. The majority of capital spending related to improvements to existing assets. Cabot plans to spend approximately $130 million on capital expenditures during the fiscal year.

Cash used by financing activities was $135 million for the nine months ended June 30, 2001 as compared to $69 million used by financing activities for the same period last year. The key components of the change in net cash from financing activities were the repurchase of $185 million of common stock and the repayment of $63 million in long-term debt net of proceeds from the issuance of a 3-year EURO note for $129 million.

In November 2000, a Cabot subsidiary issued a 150 million EURO Note ($129 million) to a group of institutional lenders. The loan bears interest at EURIBOR plus 0.70% and is scheduled to mature in November 2003. The loan is guaranteed by Cabot Corporation.

On October 4, 2000, Cabot purchased $17 million of its Medium Term Notes at par plus accrued interest. The 7.28% Medium Term Notes were issued on October 21, 1997 and were subject to a put at par in 2004.

On September 8, 2000, Cabot's Board of Directors authorized the repurchase of up to 10 million shares of Cabot's common stock, superseding prior authorizations. As of June 30, 2001, approximately 5.7 million shares have been purchased at an average price of approximately $32 per share under this new authorization.

In the third quarter of fiscal 2001, Cabot entered into an equity contract for the purchase of Cabot Corporation common stock. During the contract period Cabot purchased 100,000 shares for approximately $35 per share.

On March 16, 2001, Cabot UK Holdings Limited, a wholly-owned subsidiary of Cabot Corporation, announced an open offer for approximately 3.5 million shares of Cabot India Limited, at 100 Rupees per share. Cabot India Limited is a majority-owned subsidiary of Cabot Corporation and its shares are traded on the Bombay Stock Exchange and the National Stock Exchange of India. The tender offer was for the 40% ownership of Cabot India Limited currently held by minority interest shareholders. The open offer closed on June 16, 2001 and the approval and share transfer procedures occurred in

July 2001. Approximately 2.8 million of the outstanding shares were acquired for $6 million, raising Cabot's total ownership to 92.5%. Cabot intends to make a follow-on offer at the same price for the remaining shares.

As a result of the operating and financing activities during the quarter, Cabot's ratio of total debt (including short-term debt net of cash) to capital increased from 2% at March 31, 2001 to 6% at June 30, 2001.

In July 2001, Cabot replaced its revolving credit and term loan facility with a new agreement. Under the new agreement Cabot may, under certain conditions, borrow up to $250 million at floating rates. The new credit facility matures on July 13, 2006. At June 30, 2001, Cabot had no borrowings outstanding under the previous credit facility. Management expects cash on hand, cash from operations and present financing arrangements, including Cabot's unused line of credit and shelf registration for debt securities, to be sufficient to meet Cabot's cash requirements for the foreseeable future.


III. RECENT ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Cabot will account for its future business combinations in accordance with the guidance in SFAS 141.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142 goodwill and indefinite lived intangible assets will no longer be amortized. Instead, goodwill will be subject to annual impairment tests performed under the guidance of the statement. Additionally, the amortization period of intangible assets with finite lives will no longer be limited to forty years. The general provisions for SFAS 142 will be effective for Cabot at the beginning of fiscal 2003. Cabot is currently assessing the potential impact of implementing SFAS No 142 and expects amortization expense to be reduced in future periods.

     FORWARD-LOOKING INFORMATION: Included above are statements relating to management's expectations of future profits, the possible achievement of Cabot's financial goals and objectives and management's expectations for shareholder value creation initiatives and for Cabot's product development program. Actual results may differ materially from the results anticipated in the statements included herein due to a variety of factors, including market supply and demand conditions, fluctuations in currency exchange rates, costs of raw materials, patent rights of others, stock market conditions, demand for our customers' products and competitors' reactions to market conditions, and other factors referred to in Cabot's filings with the Securities and Exchange Commission. Timely commercialization of products under development by Cabot may be disrupted or delayed by technical difficulties, market acceptance, competitors' new products, as well as difficulties in moving from the experimental stage to the production stage. Cabot undertakes no obligation to update forward-looking statements or reflect events or circumstances after the date of this document.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     (a) In June, 2001 Cabot signed a Consent Order with the West Virginia Department of Environmental Protection, Office of Air Quality (the "Agency") regarding Cabot's carbon black manufacturing facility in Waverly, West Virginia. The Consent Order resolves claims by the Agency that the Waverly facility was not in compliance with certain air permitting and regulatory requirements. Under the Consent Order, Cabot was required to submit a penalty payment of $200,000 to the Agency's Air Pollution and Education Fund. Cabot is also required to submit an air permit application to the Agency by September 1, 2001. The Consent Order also imposes certain operational and recordkeeping requirements on the Waverly facility, none of which are expected to have a material adverse effect on the Company.

     (b) A number of lawsuits and claims have been filed against other corporate entities which relate to the Company's former safety respiratory product business. The Company may be liable with respect to numerous lawsuits involving respirators sold by American Optical Corporation prior to April 1990 or a subsidiary of the Company from April 1990 to July 1995. These lawsuits typically involve plaintiffs alleging that they suffer from asbestosis or silicosis, and that such condition results in part from respirators which were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand used in sand blasting and asbestos. Responsibility for legal costs, as well as for settlements and judgments, is shared contractually by the Company, American Optical Corporation and a prior owner of American Optical Corporation. The Company disposed of the respirator business in July 1995 to Aearo Corporation ("Aearo"). The Company and Aearo have entered into an arrangement whereby, so long as Aearo pays to Cabot an annual fee of $400,000, which Aearo has elected to pay, Cabot will retain responsibility and liability for, and indemnify Aearo against, certain legal claims asserted after July 11, 1995 (the date of Aearo's formation) to the extent these claims are alleged to arise out of the use of American Optical respirators prior to July 1995. Aearo has the right to discontinue the payment of such annual fee at any time, in which case Aearo will assume responsibility for and indemnify Cabot with respect to such claims. It is management's opinion, taking into account currently available information, past experience, contractual obligations and insurance coverage which may be applicable to such matters, that these suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material effect on the Company's financial condition or results of operations.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

          None.


     (b)  REPORTS ON FORM 8-K

          No report on Form 8-K was filed by the Company during the three months ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CABOT CORPORATION


Date: August 13, 2001                        /s/ WILLIAM T. ANDERSON
                                             -----------------------------------
                                             William T. Anderson
                                             Vice President and Controller
                                             (Duly Authorized Officer and Chief
                                               Accounting Officer)