Form 10-K405
period 2001-09-30
CABOT CORP
filed 2001-12-20
CIK 16040

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K405
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
                                       OR

      [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO
                         COMMISSION FILE NUMBER 1-5667
                               CABOT CORPORATION
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                         04-2271897
  (State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                            Identification No.)
  TWO SEAPORT LANE, SUITE 1300                                     02210
  BOSTON, MASSACHUSETTS                                          (Zip Code)
  (Address of Principal Executive Offices)

                                 (617) 345-0100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                    COMMON STOCK, $1.00 PAR VALUE PER SHARE:

        62,174,071 Shares Outstanding                      Boston Stock Exchange
             At November 30, 2001                         New York Stock Exchange
                                                              Pacific Exchange

                        PREFERRED STOCK PURCHASE RIGHTS

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]

     The aggregate market value of the Registrant's common stock held beneficially or of record by shareholders who are not directors or executive officers of the Registrant at November 30, 2001, was approximately $2,124,974,000.
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     The description of the Company's businesses is as of September 30, 2001, unless otherwise noted. Information regarding the Company's revenues and profits by business segment and geographic area appears in the Continuing Operations section of the Management's Discussion and Analysis of Financial Condition and Results of Operations which appears in Item 7, and in Note Q of the Notes to the Company's Consolidated Financial Statements, which appears in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2001.

     During the fiscal year ended September 30, 2001, Cabot repurchased approximately 6.6 million shares of its common stock, $1.00 par value per share (the "Common Stock"), for the purpose of reducing the total number of shares outstanding as well as offsetting shares issued under the Company's employee incentive compensation programs.

     Additional information regarding significant events affecting the Company during its fiscal year ended September 30, 2001, appears in Management's Discussion and Analysis of Financial Condition and Results of Operations which appears in Item 7 of this annual report on Form 10-K for the fiscal year ended September 30, 2001.

CHEMICALS BUSINESSES

  CARBON BLACK

     The Company manufactures and sells carbon black. Carbon black is a form of elemental carbon, which is manufactured in a highly controlled process, to produce particles of colloidal size, which form into aggregates and agglomerates during the manufacturing process. The size of these particles and aggregates, their structure and their surface chemistry are varied to produce many different performance characteristics in a wide variety of applications. Carbon black is widely used to enhance the mechanical, electrical and optical properties of the systems and applications in which it is incorporated. The Company's carbon black products are used in three business areas: tires, industrial products and high performance applications. Carbon blacks are used in the tire industry as a rubber reinforcing agent and a performance additive. These products are marketed globally and are present in all types of tires. Carbon blacks are used in the industrial products sector in applications such as hoses, belts, extruded profiles and molded goods. In the performance products sector of the business, the Company manufactures highly tailored and specialized grades of carbon black which are used as pigments, enhance conductivity and static charge control, to provide UV protection, to enhance mechanical properties, and to provide chemical flexibility through surface treatment. These products are used in a wide variety of industries such as inks, coatings, cables, pipes, toners, electronics, and plastics, among others.

     The Company believes that it is the leading manufacturer of carbon black in the world, with an estimated one-quarter of the worldwide production capacity and market share of carbon black. The Company competes in the manufacture of carbon black primarily with two companies having a global presence and with at least 20 other companies in various regional markets in which it operates (see "Other" below).

     Carbon black plants owned by Cabot or a subsidiary are located in Argentina, Australia, Brazil, Canada, Colombia, England, France (two plants), India, Indonesia (two plants), Italy, The Netherlands, Spain and the United States (four plants). Affiliates of the Company own carbon black plants in China, the Czech Republic, Japan (two plants), Malaysia, Mexico and Venezuela. Headquarters for the Company's carbon black business are located in Boston, Massachusetts, with regional headquarters in Atlanta, Georgia (North America), Sao Paulo, Brazil (South America), Suresnes, France (Europe) and Kuala Lumpur, Malaysia (Asia Pacific). Some of the plants listed above are built on leased land (see "Properties," below).

     The principal raw materials used in the manufacture of carbon black are heavy oils, a portion of the residual oil pool which is derived from petroleum refining operations and from the distillation of coal tars and the production of ethylene throughout the world. The availability of raw materials has not been and is not expected to be a significant factor for the Company's carbon black business. Raw material costs are influenced by the cost and availability of oil worldwide and the availability of various types of carbon black oils. During fiscal year 2000 and the first three quarters of fiscal year 2001, the price of raw materials for the carbon black business increased, but the price stabilized in the fourth fiscal quarter of 2001.

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

     The Company combined its existing plastics business, which consisted of concentrates and compounds, with its special blacks business into its performance products group. The Company's plastics business now markets carbon black, and produces and markets black and white thermoplastic concentrates and specialty compounds, to the plastics industry. Major applications for the materials produced and sold by the Company's plastics business include pipe and tubing, packaging and agricultural film, automotive components, cable sheathing and special packaging for use in the electronics industry. Customers use the carbon black marketed by the plastics business to provide color, UV protection, electrical conductivity and opacity in plastics. Sales are made under various Cabot trademarks, each of which is either registered or pending in one or more countries (see "Other" below). Sales are made by Company employees and through sales representatives and distributors primarily in Europe (concentrates, compounds and carbon black), North America (carbon black) and Asia (concentrates, compounds and carbon black). The thermoplastic concentrates and compounds sold are produced in Company facilities in Europe and Hong Kong. The carbon black sold is produced in Company facilities in Europe, North America and Asia. The plastics business is headquartered in Leuven, Belgium. In Europe, the Company is one of the five leading producers of thermoplastic concentrates. Other than carbon black feedstock, the primary raw materials used in this business are titanium dioxide, thermoplastic resins and mineral fillers. The price of thermoplastic resins remained steady during the second half of fiscal 2000 and during the first half of fiscal year 2001, and decreased somewhat during the second half of fiscal year 2001. Raw materials are, in general, readily available.

  FUMED METAL OXIDES

     The Company manufactures and sells fumed metal oxides, including fumed silica and fumed alumina and dispersions thereof under various trademarks. Fumed silica is an ultra-fine, high-purity particle used as a reinforcing, thickening, abrasive, thixotropic, suspending or anti-caking agent in a wide variety of products produced for the automotive, construction, microelectronics, and consumer products industries, including adhesives, sealants, cosmetics, inks, silicone rubber, coatings, polishing and pharmaceuticals. The headquarters for the Company's fumed metal oxides business are located in Billerica, Massachusetts. This business has two North American fumed metal oxides manufacturing plants, which are located in Tuscola, Illinois and Midland, Michigan. The Midland plant was completed in September 1999 and began operations in November 1999. The performance of the plant was subject to delays in reaching full anticipated output levels during

2000. Full output and qualification were achieved in fiscal year 2001. The Company owns a manufacturing plant in Wales and owns a manufacturing plant in Germany. In addition, a joint venture owned 50% by the Company and 50% by an Indian entity owns a plant in India, which began operations in the spring of 1998. Raw materials for the production of fumed silica are various chlorosilane feedstocks. The feedstocks are either purchased or toll converted for owners of the materials. The Company has long-term procurement contracts or arrangements in place for the purchase of feedstock for this business, which it believes will enable it to meet its raw material requirements for the foreseeable future. In addition the Company buys some materials in the spot market in order to help ensure flexibility and minimize costs. Sales of fumed metal oxides products are made by Company employees and through distributors and sales representatives. There are four principal producers of fumed silica in the world (see "Other" below). The Company believes it is the leading producer and seller of this chemical in the United States and second worldwide.

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

PERFORMANCE MATERIALS

     The Company produces tantalum, niobium (columbium) and their alloys. Tantalum, which accounts for the majority of this business' sales, is produced in various forms including powder and wire for electronic capacitors. Tantalum and niobium and their alloys are also produced in wrought form for non-electronic applications such as chemical process equipment and the production of superalloys, and for various other industrial and aerospace applications. The headquarters and principal manufacturing facility for this business are in Boyertown, Pennsylvania. An affiliate of the Company has a manufacturing plant in Japan. Raw materials are obtained by the Company from ores mined principally in Australia, Brazil and Canada and from by-product tin slags from tin smelting mainly in Malaysia and Thailand. Raw materials are currently in adequate supply. Earlier in fiscal year 2001, strong markets caused a short-term shortage in raw materials which resulted in high spot prices. Sales in the United States are made by Company employees, with export sales to Europe handled by Company employees, independent European sales representatives and an affiliated company. Sales in Japan and other parts of Asia are handled primarily through employees of the Company's Japanese affiliate. There are currently two principal groups producing tantalum and niobium in the western world, with an emerging competitor in China. The Company believes that it, together with its Japanese affiliate, is the leading producer of electronic grade tantalum powder products, with competitors having greater production in some other product lines (see "Other" below).

SPECIALTY FLUIDS

     The Company's specialty fluids business produces and markets cesium formate as a drilling and completion fluid for use primarily in high pressure and high temperature oil and gas well operations. Cesium formate is a solids-free high-density fluid that has a low viscosity permitting it to flow readily in oil and gas wells. The Company expects the fluid to be especially beneficial to operators of wells where the oil or gas is difficult to reach. The fluid is resistant to high temperatures, does not damage producing reservoirs and is readily biodegradable. The Company has been shipping the fluid to facilities in Aberdeen, Scotland, and Bergen, Norway, for application in its target market, the North Sea. Expanded commercial tests of the Company's cesium formate in this region during fiscal year 2001 continued to yield positive results. The Company expects those test results to boost industry confidence in the fluid, leading to additional applications.

The specialty fluids business has its headquarters in The Woodlands, Texas, and has a mine and a cesium formate manufacturing facility in Manitoba, Canada. The Company expects to make cesium formate sales directly to oil and gas operating companies and through existing oil field service Companies. Customers will either rent or purchase cesium formate from the Company. Those who rent cesium formate will be required to purchase any of the product that is not returned to the Company after the job is completed. The principal raw material used in this business is pollucite ore, which the Company obtains from its mine. The Company has an adequate supply of this cesium-rich ore, with approximately 82% of the world's known cesium reserves. Because each job for which cesium formate is used requires a large volume of the product, the specialty fluids business must carry a large inventory. Based on its current information, the Company expects to reclaim between 60% and 90% of the cesium formate used in each job, which will be returned to inventory for use in additional well operations. The Company's specialty fluids business also markets fine cesium chemicals to various industrial chemical companies, and mined spodumene to the pyroceramics industry. Sales of those products are made either by Company employees or its agents. Cabot Specialty Fluids also mines and processes tantalum ore for shipment to Cabot Performance Materials.

DISCONTINUED BUSINESSES

     As reported in the Company's Form 8-K filed October 3, 2000, on September 19, 2000 the Company sold all of its liquefied natural gas (LNG) business, which is being reported as a discontinued operation in the Financial Information being filed as a part of this annual report on Form 10-K. The Company also completed the initial public offering of approximately 20% of its microelectronics materials business, conducted by Cabot Microelectronics Corporation, in the third quarter of fiscal year 2000. The offering was followed by a distribution of the Company's remaining shares of Cabot Microelectronics Corporation common stock to Cabot shareholders which was completed on September 29, 2000, which was also reported in the Company's Form 8-K filed October 3, 2000. This business is also being reported as a discontinued operation in the Financial Information being filed as a part of this annual report on Form 10-K. See Note C of the Notes to the Company's Consolidated Financial Statements which appears in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2001.

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

     With the exception of the Company's former LNG business referred to above, the Company's businesses are generally not seasonal in nature, although they experience some decline in sales in the fourth fiscal quarter due to European summer plant shutdowns. The Company believes that as of September 30, 2001, approximately $209 million of backlog orders for its businesses were firm, compared to firm backlog orders as of September 30, 2000 of approximately $176 million. Backlog consists of firm purchase orders for which a delivery date has been scheduled. Because customers may generally cancel purchase orders with little or no notice without any significant penalty, and because most orders are typically shipped within 30 days of receipt, backlog at any particular time is not typically a good indicator of future revenues. All of the 2001 backlog orders are expected to be filled during fiscal year 2002.

     Many of the Company's chemicals and materials are used in products associated with the automotive industry such as tires, extruded profiles, hoses, molded goods, capacitors and paints. The Company's financial results are affected by the cyclical nature of the automotive industry, although a large portion of the market is for replacement tires and other parts which are less subject to automobile industry cycles. The Company has in the past entered into long-term carbon black supply contracts with certain of its North American tire customers and expects to pursue a similar strategy under appropriate circumstances. Those contracts are designed to provide such customers with a secure supply of carbon black and reduce the volatility in the Company's carbon black volumes and margins caused, in part, by automobile industry cycles.

     Five major tire and rubber customers, one fumed metal oxides customer, three capacitor materials customers and one microelectronics customer represent a material portion of the total net sales and operating revenues of the Company's businesses; the loss of one or more of these customers might materially adversely affect the Company's businesses taken as a whole.

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

EMPLOYEES

     As of September 30, 2001, the Company had approximately 4,300 employees. Approximately 450 employees in the United States are covered by collective bargaining agreements. The Company believes that its relations with its employees are satisfactory.

RESEARCH AND DEVELOPMENT

     The Company develops new and improved products and processes and greater operating efficiencies through Company-sponsored research and technical service activities including those initiated in response to customer requests. Expenditures by the Company for such activities are shown in the Consolidated Statements of Income which appears in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2001.

SAFETY, HEALTH AND ENVIRONMENT

     The Company's operations are subject to various environmental laws and regulations. Over the past several years, the Company has expended considerable sums to add, improve, maintain and operate facilities for environmental protection.

     The Company has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the "Superfund law") with respect to several sites (see "Legal Proceedings," below). During the next several years, as remediation of various environmental sites is carried out, the Company expects to spend a significant portion of its $30 million environmental reserve for costs associated with such remediation. Adjustments are made to the reserve based on the Company's continuing analysis of its share of costs likely to be incurred at each site. The sites are primarily associated with divested businesses.

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

FINANCIAL INFORMATION ABOUT SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Segment financial data are set forth in the Continuing Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and in Note Q of the Notes to the Company's Consolidated Financial Statements, which appears in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2001. The Company's former LNG business and microelectronics materials business are being reported as discontinued operations in the Financial Information being filed as a part of this annual report on Form 10-K. A significant portion of the Company's revenues and operating profits is derived from overseas operations. The profitability of the Company's segments is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. (See the Geographic Area Information portion of Note Q for further information relating to sales and profits and long-lived assets by geographic area and "Management's Discussion and Analysis of Financial Condition and Results of Operations".) Currency fluctuations and nationalization and expropriation of assets are risks inherent in international operations. The Company has taken steps it deems prudent in its international operations to diversify and otherwise to protect against these risks, including the use of foreign currency financial instruments to reduce the risk associated with changes in the value of certain foreign currencies compared to the U.S. dollar. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management" in Item 7, and Note P of the Notes to the Company's Consolidated Financial Statements, which appears in Item 8, of this annual report on Form 10-K for the fiscal year ended September 30, 2001.)

ITEM 2.  PROPERTIES

     The Company owns, leases and operates office, production, storage, distribution, marketing and research and development facilities in the United States and in foreign countries.

     The principal facilities of the Company's business units are described generally in Item 1 above.

     The principal facilities owned by the Company in the United States are: (i) the administrative offices and manufacturing plants of its carbon black operations in Louisiana, Massachusetts, Texas and West Virginia; (ii) its research and development facilities in Illinois, Massachusetts and Pennsylvania;
(iii) administrative offices and manufacturing plants of its fumed metal oxides business in Illinois and Michigan, and (iv) its performance materials business in Pennsylvania.

     The Company's principal foreign facilities are held through subsidiaries and consist primarily of manufacturing facilities, together with administrative facilities and research and development facilities. The largest of such facilities are located in Australia, China, the Czech Republic, England, France, India, Indonesia and Italy, and are used by the Company's carbon black business. Administrative offices and manufacturing facilities of the fumed metal oxides business are owned in Wales and Germany. Portions of the owned facilities in the Czech Republic, France, Japan and Spain, and all of the owned facilities in China, Hong Kong, India, Indonesia, The Netherlands and Wales are located on leased land.

     The principal facilities leased by subsidiaries in locations outside the United States are administrative offices and research and development facilities of the carbon black operations in France and Malaysia, and administrative offices and manufacturing facilities of the specialty fluids business in Canada, and a sales facility in Norway. In addition, the Company holds mining rights in Canada.

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

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in various lawsuits and environmental proceedings wherein substantial amounts are claimed. The following is a description of the significant proceedings pending as of September 30, 2001, unless otherwise specified.

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

     Beginning in May 1986, the New Jersey Department of Environmental Protection ("NJDEP") issued directives under New Jersey's cleanup law to Cabot and a number of other potentially responsible parties ("PRPs") to fund an investigation for the cleanup of a six-acre site known as the Evor Phillips Site in Old Bridge Township near Perth Amboy, New Jersey ("Site"). Cabot and other PRPs subsequently entered into various Administrative Consent Orders ("ACOs") with NJDEP to fund and perform various investigations of the Site. Cabot and certain other PRPs also initiated litigation against the current site owner and other parties in the United States District Court for the District of New Jersey to obtain monetary contribution and deed restrictions on the Site. In addition, two PRPs, Union Carbide Corp. and Oakite Products, filed separate contribution actions against Cabot and other PRPs. The court has consolidated the actions. The PRPs have agreed in principle to an ACO with the NJDEP to perform further investigation and the final remedy for the Site. The PRPs have also agreed to a settlement in principle with Union Carbide Corp. and Oakite Products.

     In 1986, Cabot sold a manufacturing facility in Reading, Pennsylvania to NGK Metals, Inc. ("NGK"). In doing so, Cabot agreed to share with NGK the costs of certain environmental remediation of the Reading plant site. After the sale, the United States Environmental Protection Agency ("EPA") issued an order to NGK requiring it to address soil and groundwater contamination at the site. Remediation activities at the Reading property are ongoing and the Company is contributing to the costs associated with those activities pursuant to the cost-sharing agreement with NGK.

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

     During the summer of 1998, Cabot joined a group of companies in forming the Ashtabula River Cooperative Group ("ARCG") which collectively agreed on an allocation for funding private party shares of a public/private partnership (the Ashtabula River Partnership (the "ARP")), established to conduct navigational dredging and environmental restoration of the Ashtabula River (the "River") in Ashtabula, Ohio. The ARP expects to obtain additional funding from both the federal and state governments for the project under the Federal Water Resources Development Act ("WRDA"). In September 1999, the ARP issued a Comprehensive Management Plan ("CMP") which placed an initial estimate of $42 million on the project. An updated cost estimate for the project of approximately $48 million was recently released by the U.S. Army Corps of Engineers as part of the WRDA process. Under the statutory formula available for funding this project under WRDA, approximately 68% of its cost is to be borne by the federal government, leaving 32% of the cost for non-federal participants. The State of Ohio has pledged a contribution of $7 million to the project. The ARCG expects to be asked to bear a substantial percentage of the remaining costs. In addition, the ARCG has received a notice of claim for natural resource damages related to the River and the amount of that claim remains to be negotiated with the Natural Resource Trustees.

     In June, 2001 Cabot signed a Consent Order with the West Virginia Department of Environmental Protection, Office of Air Quality (the "Agency") regarding Cabot's carbon black manufacturing facility in Waverly, West Virginia. The Consent Order resolves claims by the Agency that the Waverly facility was not in compliance with certain air permitting and regulatory requirements. Under the Consent Order, Cabot was required to submit a penalty payment of $200,000 to the Agency's Air Pollution and Education Fund. Cabot was also required to submit an air permit application to the Agency by September 1, 2001 (which date was subsequently extended to October 1, 2001), and the application was submitted. The Consent Order also imposes certain operational and recordkeeping requirements on the Waverly facility, none of which are expected to have a material adverse effect on the Company.

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

     Cabot is the holder of a Nuclear Regulatory Commission ("NRC") license for certain slag waste material deposited on industrial property on Tulpehocken Street in Reading, Pennsylvania in the late 1960s by a predecessor of Cabot that had leased a portion of the site to process tin slags. The slag material contains low levels of uranium and thorium, thus subjecting it to NRC jurisdiction. A consultant for Cabot has prepared a site decommissioning plan for the slag material which concludes that the levels of radioactivity in the slag are low enough that the material can be safely left in place and still meet NRC requirements for license termination without restrictions. Cabot's decommissioning plan proposing this in-place remedy was filed with the NRC in late August 1998. The current owner of the Tulpehocken Street site, the City of Reading and the Reading Redevelopment Authority (the "RRA") filed requests for a hearing with the NRC concerning Cabot's decommissioning plan, alleging various deficiencies with the plan. In October 2000, Cabot reached an agreement with the City of Reading and the RRA to settle their claims. Under that agreement, assuming the NRC approves Cabot's decommissioning plan, Cabot will pay a fixed amount to the RRA in three separate installments over three or more years. In exchange, the RRA has agreed to maintain the slag on the site and prohibit its disturbance or removal. Cabot continues to work with the NRC to obtain approval of the decommissioning plan.

     In July 1991, EPA instituted litigation against a number of parties, not including Cabot, seeking to recover its costs incurred in connection with an investigation of the Berks Associates Superfund Site in Douglassville, Pennsylvania. Cabot was joined in this litigation as a third-party defendant. In April 1996, EPA proposed that ten companies, including Cabot, undertake the remaining remediation required at the site and indicated it would be willing to reconsider, to some extent, the remediation technology to be used. After further study, the EPA agreed that the alternative remedy is feasible. The companies' consultant estimates the cost to implement the alternative remedy at the site is approximately $13 million to $18 million. The companies, including Cabot, have entered into a Consent Decree concerning implementation of the alternative remedy and payment of certain EPA past costs.

     In 1994, EPA issued a Unilateral Administrative Order to Cabot and 11 other respondents pursuant to the Superfund law with respect to the Revere Chemical Site (a/k/a Echo Site) in Nockamixon Township, Bucks County, Pennsylvania (the "Revere Chemical Site"). The order required the respondents to design and implement several remedial measures at the Revere Chemical Site. Cabot responded to EPA's order by indicating that it should not have been named as a respondent and by raising several objections to the order. Certain other recipients of the order proceeded to conduct the work required by EPA, and Cabot understands that the remedial work has been completed. Cabot entered into a settlement agreement with the performing parties in October 2001 covering response costs at the site. Cabot has been informed by the parties who performed the work that the total cost of cleanup activities at the site is estimated to be approximately $12 million, not including certain unreimbursed costs claimed by EPA. In August 1999, Cabot received a letter from the U.S. Department of Justice ("DOJ"), which stated that EPA had asked the DOJ to bring an enforcement action against Cabot for its failure to comply with the EPA order. Cabot has entered into settlement discussions with the DOJ and EPA in an attempt to resolve that dispute.

     The EPA has completed an investigation of certain areas surrounding the Company's Boyertown, Pennsylvania facility. The investigation was prompted by media reports of complaints by area farmers of health impacts and damage to livestock and crops allegedly associated with emissions from the Boyertown facility. In a report dated November 2000, EPA stated that increased concentrations of some elements in environmental media at locations near the Boyertown site did not pose a health threat to the broad community necessitating a cleanup action by the EPA. The EPA report concluded that EPA could find no relationship between industrial emissions and reported poor farm production and animal health concerns. In November 1999, Cabot received a letter from an attorney representing certain farmers in the area threatening litigation concerning contamination alleged to be caused by the Boyertown plant. In September of 2001, two of the farmers filed suit in Pennsylvania state court alleging damage to their herds. Cabot removed the case to federal court. This suit is in discovery. The Company believes that it has strong defenses against plaintiffs' claims.

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

     In January 1999, DRIRE notified Cabot France S.A., a French subsidiary of Cabot, that the DRIRE was investigating groundwater pollution in the Montee des Pins area where Cabot France S.A.'s carbon black plant in Berre l'Etang, France is located. The DRIRE convened meetings of various industries in the area and asked them to work together on a study of area groundwater conditions. Ten companies, including Cabot France S.A., worked together to fund and undertake the initial study requested by the DRIRE. Based on the results of that study, a neighboring company, Shell Oil, appears to be responsible for the existing groundwater contamination. Cabot and the other companies are expecting Shell Oil to assume responsibility for remediating the groundwater conditions in the area.

     Cabot, along with a number of other companies, is a PRP under the Superfund law with respect to the King of Prussia Technical Corp. site in Winslow Township, New Jersey. Work on site remediation was completed several years ago except for ongoing operation and maintenance of groundwater treatment facilities. Cabot and four other companies involved have agreed on the portions of the costs to be borne by each company. In a December 22, 1998 letter to Cabot and the other four companies, EPA demanded approximately $4.1 million in past costs at the site. This dispute has been resolved through settlement negotiations between the group of companies and EPA for $1.7 million. In addition, in May, 2001 the NJDEP informed Cabot, along with the other named parties, that NJDEP has incurred certain unreimbursed response costs at the site. Cabot is awaiting the cost information from NJDEP.

     On June 5, 1999, there was a break in the pipeline used to transport carbon black feedstock from a nearby port to a Ravenna, Italy carbon black facility owned by Cabot Italiana S.p.A., a wholly-owned subsidiary of Cabot. The break was in a portion of the pipeline adjacent to a neighboring industrial facility. As a result, a substantial amount of carbon black feedstock was released at the neighboring facility. An expert for the public prosecutor in Ravenna has completed an initial investigation of the facts of the spill. He has concluded that the pipeline was damaged from drilling activity conducted by a third party, and that Cabot is not responsible for causing the spill. In the interim, the Company undertook emergency remediation efforts immediately following the spill. Claims have been asserted against the Company by the owner of the facility where the spill occurred and by the owners of a sewer system into which some of the oil flowed. In addition, the Company has asserted a claim against the third parties that caused the spill. The municipal environmental authorities issued an order to the Company and the parties who damaged the pipeline ordering them to undertake further activities to address conditions caused by the spill. The Company and the other parties have challenged issuance of the order, and the administrative courts in Italy are hearing the matter. The parties, including the Company, have entered into an agreement to fund most of the activities required by the administrative order, and work under that agreement is proceeding. As of September 2001, the Company has spent in excess of $6 million responding to the spill. The Company has notified its insurers about the spill and has received reimbursement from them for a substantial portion of those costs. At this point, the Company does not know the likely course that legal proceedings will take, and does not have an estimate of the costs, if any, that the Company will ultimately bear.

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

     As of September 30, 2001, approximately $30 million was reserved for environmental matters by the Company. This amount represents the Company's current best estimate of costs likely to be incurred based on its analysis of the extent of cleanup required, alternative cleanup methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site.

OTHER PROCEEDINGS

     The Company is a defendant in a patent infringement case, Rodel v. Cabot, now pending in the federal court in Delaware, in which it is alleged that the Company's W2000 slurries and possibly other slurries made for use in Chemical Mechanical Planarization infringe, or contribute to the infringement of, a patent owned by Rodel (the "Roberts Patent"). The Company has filed an answer denying infringement and asserting that the Roberts Patent is not valid. The Company has also filed a motion to dismiss on the grounds that the plaintiff is not the owner of the Roberts Patent. Rodel requested re-examination of the Roberts Patent by the US Patent & Trademark Office. This lawsuit was stayed pending re-examination. Although the re-examination was completed in March, 2001, the stay had not been lifted. Cabot has moved for summary judgment on the grounds of invalidity. Cabot continues to believe it has valid defenses and will vigorously defend the action. The Company is a defendant in a second patent infringement case, also entitled Rodel v. Cabot and pending in the federal court in Delaware, in which it is alleged that certain experimental slurries made by the Company for use in Chemical Mechanical Planarization infringe, or contribute to the infringement of, one or two other patents owned by Rodel (the "Brancaleoni Patents"). The Company filed an answer denying infringement and asserting that the Brancaleoni Patents are not valid. The Company's motion to dismiss on the grounds that the plaintiff is not the owner of the Brancaleoni Patents was denied. A number of motions are pending before the court, including the Company's summary judgment motion. Trial is expected to take place next year. The Company continues to believe it has valid defenses and will vigorously defend the action. Cabot Microelectronics Corporation, which was spun off from the Company in 2000, has assumed the Company's liabilities in connection with both of the foregoing cases.

     Several additional lawsuits have been filed in 2001 in connection with Cabot's discontinued beryllium operations. Cabot entered the beryllium industry through an acquisition in 1978. It ceased manufacturing beryllium products at one of the acquired facilities in 1980, and another portion of Cabot's former beryllium business was sold to NGK Metals, Inc. in 1986. Two individuals who have resided for many years in the immediate vicinity of Cabot's former beryllium facility located in Reading, Pennsylvania brought suit in United States District Court for the Eastern District of Pennsylvania against Cabot and NGK for personal injury allegedly caused by beryllium particle emissions produced at that facility over the course of many decades. These cases were settled in 2001. Several additional individuals from the Reading area have also filed suit on a similar basis. There are also approximately twenty other beryllium product liability cases pending against Cabot in Tennessee, Pennsylvania, Illinois, California, Colorado and Missouri. A number of cases in Tennessee have been dismissed in 2001 as a result of findings by the court on the validity of Cabot's defenses. The following class action suits have been filed. (1) Individuals who reside within a 6-mile zone surrounding the Reading facility have filed a purported class action in Pennsylvania state court seeking the creation of a trust fund to pay for the medical monitoring of the surrounding resident population. (2) A class action was filed in Pennsylvania state court on behalf of all former employees of Cabot and NGK in Pennsylvania also seeking medical monitoring. (3) A third class action, filed in the United States District Court for the Eastern

District of Pennsylvania, purported to assert claims on behalf of a nationwide class of workers who have been employed by customers of various beryllium manufacturers including Cabot; plaintiffs in this action seek the creation of a "medical surveillance and screening program" for all class members. (4) Finally, other individuals who reside within a 6-mile zone surrounding Cabot's former facility in Hazleton, Pennsylvania have filed a purported class action in Pennsylvania state court seeking the creation of a trust fund to pay for the medical monitoring of the surrounding resident population. The class action relating to the employees of customers described in (3) above has been dismissed. The class action relating to the former employees of Cabot and NGK described in (2) above will soon be dismissed. The Company believes it has valid defenses to these actions and will assert them vigorously in the various venues in which claims have been asserted. In addition, Cabot is indemnified by NGK in connection with many of these matters. Moreover, recent federal legislation creating a federally funded compensation scheme for beryllium workers injured or otherwise requiring medical screening or testing may well affect certain of these pending beryllium cases.

     The Company has exposure to a safety respiratory products business that it acquired in April 1990. It disposed of that business in July 1995. In connection with its acquisition of the business, the Company agreed with the seller, American Optical Corporation, and another former owner of the business to share responsibility for legal costs, including settlements and judgments, in connection with a number of lawsuits and claims relating to the respirators. These lawsuits and claims typically involve allegations that the plaintiffs suffer from asbestosis or silicosis as a result, in part, from respirators that were negligently designed or labeled. The defendants in these lawsuits are often numerous and include, in addition to respirator manufacturers, the plaintiffs' employers and makers of asbestos and sand used in sand blasting. When the Company disposed of the business in 1995 to Aearo Corporation ("Aearo"), it agreed with Aearo that for an annual fee of $400,000 the Company would retain responsibility for, and indemnify Aearo against, claims asserted after July 11, 1995 to the extent they are alleged to arise out of the use of respirators before that date. Aearo can discontinue payment of the fee at any time, in which case it will assume the responsibility for and indemnify the Company with respect to these claims. Neither the Company, nor its past or present subsidiaries, at any time manufactured asbestos or asbestos-containing products. Moreover, not every person with exposure to asbestos giving rise to an asbestos claim used a form of respiratory protection. At no time did the business for which the Company is financially responsible for legal costs represent a significant portion of the respirator market. In addition, as a result of the sharing arrangements involving these lawsuits and claims, the Company has only a portion of the liability in any given case. It is management's opinion, taking into account currently available information, past experience, contractual obligations and insurance coverage which may be applicable, that these suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material effect on the Company's financial condition or results of operations.

     The Company has various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business. In the opinion of the Company, although final disposition of all of its suits and claims may impact the Company's financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on the Company's financial position. (See Note O of the Notes to the Company's Consolidated Financial Statements, which appears in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2001.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below for each person who was an executive officer of Cabot at the end of the 2001 fiscal year, is information, as of November 30, 2001, regarding his or her age, position(s) with Cabot, the periods during which he or she served as an officer and his or her business experience during at least the past five years:

NAME                       AGE   OFFICES HELD/BUSINESS EXPERIENCE            DATES HELD
----                       ---   --------------------------------            ----------
John E. Anderson.........  61    Cabot Corporation
                                 Vice President, Safety, Health
                                   and Environmental Affairs       March 2000 to present
                                 Vice President and Director,
                                   Global Quality                  March 1996 to March 2000
William T. Anderson......  46    Cabot Corporation
                                 Vice President                    March 2000 to November 2001
                                 Controller                        September 1997 to November 2001
                                 Acting Corporate Controller and
                                   Assistant Controller            February 1997 to September 1997
                                 Assistant Controller              July 1995 to February 1997
Kennett F. Burnes........  58    Cabot Corporation
                                 Chairman of the Board             May 2001 to present
                                 President                         February 1995 to present
                                 Chief Executive Officer           March 2001 to present
                                 Chief Operating Officer           March 1996 to March 2001
                                 Executive Vice President          October 1988 to February 1995
Ho-il Kim................  43    Cabot Corporation
                                 Vice President and General
                                   Counsel                         July 2000 to present
                                 Counsel                           August 1992 to July 2000
William P. Noglows.......  43    Cabot Corporation
                                 Executive Vice President          March 1998 to present
                                 Vice President                    February 1994 to March 1998
                                 Director of Global Manufacturing  November 1997 to present
                                 General Manager, Cab-O-Sil
                                   Division                        November 1992 to November 1997
Thomas H. Odle...........  43    Cabot Corporation
                                 Vice President                    March 1997 to present
                                 General Manager, Cabot
                                   Performance Materials           October 1996 to March 1997
Roland R. Silverio.......  54    Cabot Corporation
                                 Vice President                    May 1998 to present
                                 Director of Human Resources/
                                   Organizational Effectiveness    May 1998 to November 2001
                                 Director of Organizational
                                   Development                     January 1998 to May 1998
                                                                   October 1992 to October 1995
                                 Manager of Training and
                                   Development                     July 1990 to October 1992
                                 Managing Partner, The Franklin
                                   Group                           October 1995 to January 1998

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Cabot's Common Stock is listed for trading (symbol CBT) on the New York, Boston, and Pacific stock exchanges and the Chicago Board Options Exchange. As of September 30, 2001, there were approximately

1,652 holders of record of Cabot's Common Stock. The price range in which the stock has traded, as reported on the composite tape, and the quarterly cash dividends for the past two years are shown below.

STOCK PRICE AND DIVIDEND DATA

                                                 DECEMBER   MARCH     JUNE    SEPTEMBER    YEAR
                                                 --------   ------   ------   ---------   ------
FISCAL 2001
Cash dividends per share.......................   $ 0.11    $ 0.11   $ 0.13    $ 0.13     $ 0.48
Price range of common stock:
  High.........................................   $26.75    $39.40   $38.74    $41.35     $41.35
  Low..........................................   $18.56    $25.13   $31.40    $34.87     $18.56
  Close........................................   $26.38    $31.50   $36.02    $39.90     $39.90

                                                 DECEMBER   MARCH     JUNE    SEPTEMBER    YEAR
                                                 --------   ------   ------   ---------   ------
FISCAL 2000
Cash dividends per share.......................   $ 0.11    $ 0.11   $ 0.11    $ 0.11     $ 0.44
Price range of common stock:
  High.........................................   $13.31    $17.51   $17.27    $21.97     $21.97
  Low..........................................   $10.55    $11.12   $14.39    $16.29     $10.55
  Close........................................   $11.70    $17.51   $15.65    $18.19     $18.19

     On September 29, 2000, Cabot Corporation distributed to its shareholders in the form of a stock dividend 0.28047 shares of Cabot Microelectronics for each outstanding share of Cabot common stock. As a result, Cabot Corporation's stock price was restated on October 2, 2000 from $31.69 to $18.19 by the New York Stock Exchange to reflect the distribution of Cabot's ownership in Cabot Microelectronics to Cabot's shareholders. Accordingly, the stock prices presented above for fiscal 2000 are all restated on the same basis.

ITEM 6.  SELECTED FINANCIAL DATA

     Cabot Corporation Selected Financial Data:

                                                       YEARS ENDED SEPTEMBER 30
                                            -----------------------------------------------
                                             2001      2000      1999      1998      1997
                                            -------   -------   -------   -------   -------
                                            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Financial Highlights
  Net sales and other operating
     revenues.............................  $1,670    $1,574    $1,405    $1,443    $1,450
                                            ------    ------    ------    ------    ------
  Income from continuing operations.......  $  121    $  108    $   82    $  116    $   90
                                            ------    ------    ------    ------    ------
  Long-term debt..........................  $  419    $  329    $  419    $  316    $  286
  Minority interest.......................      27        31        32        25        23
  Stockholders' equity....................     950     1,047       706       706       728
                                            ------    ------    ------    ------    ------
          Total capitalization............  $1,396    $1,407    $1,157    $1,047    $1,037
                                            ------    ------    ------    ------    ------
          Total assets....................  $1,919    $2,134    $1,842    $1,805    $1,826
                                            ------    ------    ------    ------    ------
Income from continuing operations per
  common share:
  Basic...................................  $ 1.89    $ 1.65    $ 1.24    $ 1.72    $ 1.29
  Diluted.................................  $ 1.62    $ 1.46    $ 1.11    $ 1.53    $ 1.15
  Cash dividends (declared and paid)......  $ 0.48    $ 0.44    $ 0.44    $ 0.42    $ 0.40
                                            ------    ------    ------    ------    ------
Weighted average common shares outstanding
  in millions (diluted)...................      74        73        73        75        77
                                            ------    ------    ------    ------    ------

     Information regarding the sale of Cabot's LNG business and the spin-off of Cabot Microelectronics Corporation common stock can be found in Note C of the Notes to the Company's Consolidated Financial Statements, which appears in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Cabot Corporation and its subsidiaries (the "Company" or "Cabot") are organized into three reportable segments: Chemical Businesses, Cabot Performance Materials ("CPM"), and Cabot Specialty Fluids ("CSF"). The Chemical Businesses are comprised of the carbon black, fumed metal oxides, and inkjet colorants businesses.

     The following discussion of results includes diluted earnings per share, segment sales, and operating profit before taxes ("PBT"). Segment PBT is a measure used by chief operating decision-makers to measure the Company's consolidated operating results and assess segment performance. The following discussion has been prepared on a basis consistent with segment reporting as outlined in Note Q of the consolidated financial statements. (Refer to Note Q of the consolidated financial statements for a definition of segment PBT and additional segment information.)

     The following analysis of financial condition and operating results should be read in conjunction with Cabot's consolidated financial statements and accompanying notes. Unless a calendar year is specified, all references to years in this discussion are to Cabot's fiscal years ended September 30.

OVERVIEW

     Cabot reported earnings per share of $1.66, $6.20, and $1.31 in 2001, 2000, and 1999, respectively. In 2000, earnings included the net gain of $4.25 from the sale of the Liquefied Natural Gas ("LNG") business. Earnings from continuing operations totaled $1.62 in 2001 versus $1.46 in 2000. For 2001, the $1.62 amount included a net $0.20 charge for special items. For 2000, $1.46 in earnings from continuing operations included a net $0.09 charge for special items. Earnings from continuing operations totaled $1.11 in 1999 including a net $0.14 charge from special items. Special items are detailed in the Company Summary section of Management's Discussion and Analysis.

     In 2001, weakened economic conditions resulted in lower demand in the Chemical Businesses. In addition, higher feedstock costs, higher administrative costs, and negative currency translations adversely impacted results in the Chemical Businesses. The carbon black business experienced lower volumes across all markets and in all regions with the exception of Asia Pacific. The fumed metal oxides business also experienced reduced volumes in most of its markets. Inkjet colorants realized increased volumes in 2001. The Performance Materials Business experienced increased pricing and higher volumes due to new customer contracts entered into in the first quarter of fiscal 2001. The Specialty Fluids Business continued to gain market acceptance and experienced significantly higher volumes and improved pricing.

     In 2000, Cabot completed several initiatives focused on improving shareholder value. These initiatives included the realization of approximately $50 million in cost reductions, the initial public offering ("IPO") and subsequent spin-off of Cabot Microelectronics and the sale of the LNG business for $688 million, resulting in a net gain of $4.25 per share.

     Cabot continues to pursue its strategy of managing costs and developing new products and businesses based on its core competencies. Cabot is also committed to achieving productivity improvements and further refining its business portfolio in order to achieve its objectives of increasing earnings and stock price performance.

RESULTS OF OPERATIONS

     In fiscal year 2001, Cabot's operating results were comprised of three segments: Chemical Businesses, Performance Materials, and Specialty Fluids. Due to the disposition and spin-off of LNG and Cabot

Microelectronics, respectively, earnings related to those segments are reported as "discontinued" for the 2000 and 1999 fiscal years.

     Cabot's sales for 2001, 2000 and 1999 were $1,670 million, $1,574 million and $1,405 million, respectively. In 2001, improved pricing and increased volumes in the Performance Materials Business offset lower volumes and negative currency exchange effects in the Chemical Businesses resulting in a $96 million improvement in sales versus 2000. Sales increased $169 million in 2000 as compared to 1999 due to increased volumes and higher selling prices in the Chemical Businesses somewhat offset by negative currency trends.

SEGMENT SALES

                                                              2001    2000
                                                              ----    ----
Chemical Businesses.........................................   79%     85%
Performance Materials.......................................   20%     14%
Specialty Fluids............................................    1%      1%

SALES BY GEOGRAPHIC REGION

                                                              2001    2000
                                                              ----    ----
North America...............................................   47%     43%
Europe......................................................   29%     32%
Latin America...............................................    9%     10%
Asia Pacific................................................   15%     15%

  CONTINUING OPERATIONS

CHEMICAL BUSINESSES: CARBON BLACK, FUMED METAL OXIDES, AND INKJET COLORANTS

                                                             SEGMENT SALES   SEGMENT PBT
                                                             -------------   -----------
                                                                (DOLLARS IN MILLIONS)
2001.......................................................     $1,335          $121
2000.......................................................      1,360           180
1999.......................................................      1,224           163

     Sales for the Chemical Businesses were $1,335 million in 2001, compared with $1,360 million in 2000 and $1,224 million in 1999. In 2001, sales decreased 2%, primarily as a result of lower volumes. PBT decreased 33%, from $180 million in 2000 to $121 million in 2001, largely as the result of a strong US dollar and lower volumes and, to a lesser extent, due to increased feedstock costs, higher administrative and business development costs, somewhat offset by improved pricing. Currency translation negatively impacted the businesses in every quarter of fiscal 2001 versus fiscal 2000. In addition, feedstock costs increased in each of the first three quarters of fiscal 2001 and stabilized in the fourth fiscal quarter. In comparing 2000 to 1999, sales increased 11% and PBT increased 10%. These improvements were attributable to higher volumes and significant cost reductions, which amounted to approximately $50 million in annual cost savings in fiscal 2000.

     Carbon black sales, which comprise the majority of the Chemical Businesses segment, were down 3% from last year due to lower volumes. Volume declined in all regions with the exception of Asia Pacific, which remained flat. Weak economic conditions, particularly in North America, resulted in a global carbon black volume decrease of 6%. In addition to lower volumes, rising feedstock costs and a stronger US dollar negatively impacted carbon black's profitability resulting in an annual decrease in PBT of 20%.

     In 2001, the fumed metal oxides business experienced decreased demand from its traditional silicone rubber, composites, and adhesives markets, with overall sales and volumes down 7% and 10%, respectively. In addition, increased energy costs in North America, higher operating costs, and a stronger US dollar resulted in a 60% decrease in the profitability of fumed metal oxides.

     The inkjet colorants business continues gaining market acceptance, growing both sales and volumes in 2001. Sales and volumes increased 54% and 69% compared to last year, albeit off of a relatively small base, due to higher penetration in the inkjet colorants market. The inkjet colorants business operated at approximately breakeven in 2001.

  OUTLOOK FOR 2002

     The Chemical Businesses have experienced weak order patterns for the past three quarters, which will likely continue until the overall global economy begins to recover. In an effort to mitigate the economic climate, the businesses will continue to search for cost efficiencies and will focus on cost savings initiatives.

     Although growth in the inkjet printer market has slowed considerably, the inkjet colorants business expects to see increases in sales and volumes as the installed base of its customers' printers increases.

PERFORMANCE MATERIALS

                                                             SEGMENT SALES   SEGMENT PBT
                                                             -------------   -----------
                                                                (DOLLARS IN MILLIONS)
2001.......................................................      $329            $78
2000.......................................................       215             38
1999.......................................................       187             30

     Performance Materials sales were $329 million in 2001, compared with $215 million in 2000 and $187 million in 1999. Although the electronic capacitor market weakened significantly in the second half of the year, new customer contracts entered into in the first fiscal quarter of 2001 resulted in a 14% volume increase in fiscal 2001. In addition, average costs and average selling prices increased 42% and 45%, respectively, in 2001 compared to 2000. As a result, PBT increased 105% in 2001 versus 2000. In 2000, improvements in volumes and prices offset increases in tantalum ore costs resulting in a 27% improvement in profitability compared to 1999.

  OUTLOOK FOR 2002

     Demand for electronic products has been extremely weak for most of fiscal 2001 which has resulted in inventory build in the tantalum capacitor supply chain. As a result of weak demand and high levels of inventory, the market for tantalum remains weak. Cabot's long-term contracts with its customers call for specified volumes and prices for the coming year; however, Cabot continues to work with its customers to look for ways to help them in these difficult market conditions while preserving the long-term value of the contracts. The Company is uncertain of the magnitude of the impact, if any, of these discussions on Cabot's future earnings. The electronics products marketplace and the corresponding demand for tantalum capacitors is likely to remain weak until the overall global electronics market begins to recover.

SPECIALTY FLUIDS

                                                             SEGMENT SALES   SEGMENT PBT
                                                             -------------   -----------
                                                                (DOLLARS IN MILLIONS)
2001.......................................................       $27            $0
2000.......................................................        20            (3)
1999.......................................................        12            (3)

     Specialty Fluids sales in 2001 were $27 million versus $20 million in 2000 and $12 million in 1999. Higher sales resulted from a 14% increase in volumes and improved pricing. In 2001, cesium formate was successfully used in 21 oil and gas well completions and five drill-in applications bringing the total number of jobs as of November 30, 2001 to 46. During 2001, initial production flow tests were performed on three drill-in applications. Preliminary results were favorable and indicated that cesium formate increased drilling speed, minimized skin damage, and improved initial production flow rates by two to five times. In 2000, increased demand resulted in the re-starting of cesium formate production that was temporarily suspended in 1999 as a result of excess inventory and a downturn in the oil industry.

  OUTLOOK FOR 2002

     Demand for the Specialty Fluids Business continues to grow. In 2002, the Company expects to increase the number of drill-ins and completion applications as the market develops for the use of cesium formate as the premium drilling fluid for High-Temperature High-Pressure ("HTHP") wells. Furthermore, as the CSF business continues to demonstrate cesium formate's ability to deliver superior performance, the Company will search for ways to participate in the value created in the drilling of oil and gas wells.

  DISCONTINUED OPERATIONS

     Cabot sold its LNG business and spun-off its Cabot Microelectronics business in 2000. In 2001, Cabot received additional proceeds of $3 million, net of tax, from the sale of its LNG business. Cabot reported earnings from discontinued operations of $0.49 per diluted common share in 2000 compared to $0.20 per diluted common share in 1999. Income from operations of discontinued businesses, net of tax, for 2000 and 1999 was $36 million and $15 million, respectively.

COMPANY SUMMARY

  INCOME FROM CONTINUING OPERATIONS

     Income before income taxes was $150 million in 2001, a 4% decline versus $157 million in 2000. In 1999, income before income taxes was $113 million. Income in 2001 was negatively impacted by special items, unfavorable currency translations, and lower volumes in the Chemical Businesses. In 2001, special items consisted of a $1 million insurance recovery and a $1 million recovery of costs from one of the 2000 plant closings. Special items for 2001 also included a $2 million charge from the discontinuance of a toll manufacturing agreement of which $1 million remained accrued at September 30, 2001. In addition a $21 million charge was recorded related to the retirement of the Chief Executive Officer and the resignation of the Chief Financial Officer. The charge consisted of $13 million to accelerate the vesting of shares issued under Cabot's Long Term Incentive Compensation Plan and $8 million of cash payments. In 2000, special items consisted of the benefit of a $10 million insurance recovery, a $2 million charge to increase the environmental reserve, and an $18 million charge to close two plants. Included in the $18 million charge were accruals of $2 million for severance and termination benefits for approximately 38 employees of the Chemical and Performance Materials Businesses, $7 million for facility closing costs, and a $9 million charge for the impairment of long-lived plant assets. During 2001, $1 million of severance and termination benefits and $3 million of facility closing costs were paid. It was determined during fiscal 2001 that the recovery value of fixed assets was overvalued by $2 million and the required facility closing costs would be $2 million less than originally accrued. At September 30, 2001, $3 million remained in the accrual. During 1999, Cabot began the implementation of initiatives to reduce costs and improve operating efficiencies. In connection with these efforts, Cabot recorded a $26 million charge for capacity utilization and cost reduction initiatives. These initiatives included $16 million for severance and termination benefits for approximately 265 employees, of which $8 million and $7 million was paid out in 2000 and 1999, respectively. The remainder of the accrual was paid out during 2001. Also included in the charge was $10 million for the retirement of certain long-lived plant assets, primarily at the Australian carbon black facility and European plastics master batch operations. All special items are included in the consolidated statements of income.

     Gross margin improved by $23 million in 2001 due to higher pricing in all the businesses and increased volumes in the CPM business. These improvements were somewhat offset by higher raw material costs in all the businesses and a strong US dollar. In 2000, gross margin decreased $4 million as compared to 1999 due to higher raw material costs.

     Operating expenses include research and technical service, and selling and administrative expenses. Research and technical service spending increased from $43 million in 2000 to $48 million in 2001. The increase reflects increased spending in CPM as well as in the inkjet colorants business and other developing businesses. In 2000, cost reductions in the carbon black and CPM businesses led to a significant decrease in spending, from $58 million in 1999 to $43 million in 2000. Selling and administrative expenses for 2001, 2000, and 1999 were $208 million, $173 million, and $186 million, respectively. The increase in 2001 is primarily due to increased administrative costs including our Enterprise-wide Resource Planning initiative and stock-based compensation. Selling and administrative expenses decreased $13 million from 1999 to 2000 as a result of the successful implementation of cost improvement initiatives in the Chemical Businesses.

     Interest expense from continuing operations was $1 million lower in 2001 compared to 2000 and $6 million lower in 2000 versus 1999 due to the repayment of debt and lower interest rates. Interest expense was $32 million, $33 million, $39 million in 2001, 2000, and 1999, respectively.

     During fiscal 2001, Cabot completed a reorganization of its international legal entity structure. One of the results of this reorganization was a decrease in Cabot's overall effective income tax rate from 36% in fiscal 1999 and 2000 to 28% in fiscal 2001. It is anticipated that the effective income tax rate for 2002 will be approximately 28% to 30%. The underlying factors affecting Cabot's overall effective tax rates are summarized in Note M of the consolidated financial statements.

     Cabot's share of earnings from equity affiliates increased from $13 million in 1999 and 2000 to $20 million in 2001 as a result of increased earnings from Showa Cabot Supermetals, a Japanese joint venture in the Performance Materials Business.

NET INCOME

     Net income was $124 million ($1.66 per diluted common share) in 2001 compared to $453 million ($6.20 per diluted common share) in 2000 and $97 million ($1.31 per diluted common share) in 1999.

     The following table summarizes the impact of special items and the gain on sale of equity securities, net of tax, on diluted earnings per common share:

SPECIAL ITEMS & GAIN ON SALE                                   2001     2000     1999
----------------------------                                  ------   ------   ------
Insurance recoveries........................................  $ 0.01   $ 0.08       --
Sale of K N Energy, Inc. stock..............................      --       --   $ 0.09
Cost reduction initiatives/programs.........................    0.01    (0.16)   (0.23)
Retirement of Chief Executive Officer and resignation of
  Chief Financial Officer...................................   (0.20)      --       --
Discontinuance of toll manufacturing agreement..............   (0.02)      --       --
Environmental charge........................................      --    (0.01)      --
                                                              ------   ------   ------
Special Items & Gain on Sale per common share -- diluted....  $(0.20)  $(0.09)  $(0.14)
                                                              ======   ======   ======

     Excluding special items and the gain on sale of equity securities, net income from continuing operations would have been $136 million in 2001, $114 million in 2000 and $92 million in 1999.

RISK MANAGEMENT

  MARKET RISK

     Cabot's principal risk management objective is to identify and monitor its exposure to interest rates, foreign currency rates, commodity prices and Cabot's share price in order to assess the impact that changes in each could have on future cash flow and earnings. Cabot manages these risks through normal operating and financial activities and, when deemed appropriate, through the use of derivative financial instruments. Gains or losses associated with financial instruments are generally offset by the changes in value of the underlying transaction. Market risk exposure to other financial instruments is not material to earnings, cash flow, or fair values.

     Cabot's risk management policy prohibits entering into financial instruments for speculative purposes. All instruments entered into by Cabot are reviewed and approved by Cabot's Risk Management Committee, which is charged with enforcing Cabot's risk management policy.

  INTEREST RATES

     Cabot's objective in managing its exposure to interest rate changes is to maintain an appropriate balance of fixed and variable rate debt and to match borrowing costs with the economics of Cabot's business cycles. Cabot uses interest rate swaps to adjust fixed and variable rate debt positions. Cabot did not enter into financial instruments to hedge interest rates during 2001 or 2000. Cabot settled its remaining interest rate swaps in January 2000. For 2000 and 1999, the gains or losses in interest income or expense associated with interest rate swaps were immaterial.

     In October of 2001, Cabot entered into interest rate swaps in an aggregate notional amount of $97 million in order to balance its mix of fixed and variable rate debt. The instruments mature on various dates through February 2007.

     As of September 30, 2001, Cabot had $364 million in cash and short-term investments. It is the Company's practice to invest excess cash in instruments that will earn a high rate of return, consistent with the protection of principal. Interest income earned may vary as a result of changes in interest rates and average cash balances, which could fluctuate over time. Based on current market rates of 2.7% and a cash balance invested in money market securities of $320 million, a 10% change in interest rates could cause interest income to change by approximately $1 million.

  FOREIGN CURRENCY

     Cabot's international operations are subject to certain risks, including currency fluctuations and government actions. Operations in each country are closely monitored so Cabot can respond to changing economic and political environments and to fluctuations in foreign currencies. Accordingly, Cabot utilizes short-term forward contracts to hedge receivables and payables denominated in currencies other than its foreign entities' functional currencies. In 2001, none of Cabot's forward contracts were designated as hedging instruments under FAS No. 133. Cabot monitors its foreign exchange exposures and adjusts its hedge position accordingly. Cabot's forward foreign exchange contracts are denominated primarily in the EURO, Japanese yen, British pound sterling, Canadian dollar, and Australian dollar.

  SHARE REPURCHASES

     As a regular practice, Cabot repurchases its shares in order to offset dilution caused by issuing shares under its various employee stock plans. In addition, Cabot may repurchase its shares as a preferred method of returning excess cash to shareholders. From time to time, Cabot enters into derivative instruments in its stock in order to fix the price of stock for delivery at a future date. These agreements provide Cabot with the right to settle forward contracts in cash or an equivalent value of Cabot Corporation common stock. In 2001 Cabot purchased 100,000 shares under share repurchase contracts at an average price of $35 per share. At September 30, 2001 there were no open share repurchase contracts.

  COMMODITIES

     Cabot is exposed to price fluctuations for certain commodities such as oil feedstock and natural gas. When it owned the LNG business, from time to time, Cabot entered into commodity futures contracts, commodity price swaps, and/or option contracts to hedge a portion of firmly committed and anticipated transactions against natural gas price fluctuations. In 2000, Cabot realized a $1 million loss on futures contracts. In 1999, Cabot realized gains associated with futures of $2 million and realized losses associated with options of $2 million. At September 30, 2001 and 2000, no contracts were outstanding.

  VALUE-AT-RISK

     Cabot utilizes a Value-at-Risk ("VAR") model to determine the maximum potential loss in the fair value of its foreign exchange, share repurchases and commodity sensitive derivative financial instruments within a 95% confidence interval. Cabot's computation is based on the interrelationships between movements in interest rates, foreign currencies, share repurchases and commodities. These interrelationships are determined by observing historical interest rates, foreign currency, share price and commodity market changes over corresponding periods. The assets and liabilities, firm commitments and anticipated transactions, which are hedged by derivative financial instruments, are excluded from the model. The VAR model estimates were made assuming normal market conditions. There are various modeling techniques that can be used in the VAR computation. Cabot's computations are based on a Monte Carlo simulation method. The VAR Model is a risk analysis tool and does not purport to represent actual gains or losses in fair value that will be incurred by Cabot. The VAR Model estimated a maximum loss in market value of $2 million from October 1, 2001 through November 30, 2001 for derivative instruments held as of September 30, 2001.

     At no time during 2001 did actual changes in market value exceed the VAR amounts during the reporting period.

     In 2000, the VAR Model estimated a maximum loss in market value of $1 million for derivative instruments held as of September 30, 2000.

CASH FLOW AND LIQUIDITY

     Cash generated in 2001 from operating activities was $26 million, compared with $264 million in 2000 and $208 million in 1999. The decrease in operating cash in 2001 is largely attributable to a $178 million tax payment made in fiscal 2001 which was related to the sale of the LNG business in fiscal 2000. The change in 2000 versus 1999 was primarily due to improved working capital as a result of an ongoing capital efficiency initiative.

     Capital spending from continuing operations on property, plant and equipment, and investments and acquisitions for 2001, 2000 and 1999 was $133 million, $108 million and $133 million, respectively. The 2000 and 1999 amounts excluded capital spending from discontinued operations of $45 million and $39 million, respectively. The major components of the 2001, 2000 and 1999 capital programs included new business expansion, normal plant operating capital projects, capacity expansion in Cabot's CPM, fumed metal oxides and inkjet businesses, and the development of new products. Capital expenditures for 2002 are expected to be approximately $200 million and include replacement projects, plant expansions, and the completion of projects started in fiscal 2001.

     Cash used in 2001 in financing activities was $176 million, compared with $184 million in 2000 and $69 million in 1999. In 2001, the Company used cash for the repurchase of its common stock which was partially offset by net proceeds from long-term debt. In 2000, the Company used cash for the repayment of debt and repurchase of common stock, partially offset by dividends received from Cabot Microelectronics as a result of its IPO.

     Cabot's ratio of total debt (including short-term debt, net of cash) to capital increased from (29%) at September 30, 2000 to 9% at September 30, 2001, primarily due to a lower cash balance in 2001, resulting from the repurchase of Cabot common stock and income tax payments.

     In November 2000, a Cabot subsidiary issued a 150 million EURO Note (fair market value of $138 million at September 30, 2001) to a group of institutional lenders. The loan bears interest at EURIBOR plus 0.70%, and is scheduled to mature in November 2003.

     On October 4, 2000, Cabot purchased $17 million of its Medium Term Notes
(MTNs) at par plus accrued interest. The 7.28% MTNs were issued on October 21, 1997, had a maturity date of October 21, 2027, and were subject to a put at par in 2004.

     On September 8, 2000, Cabot's Board of Directors authorized the repurchase of up to 10 million shares of Cabot's common stock, superseding prior authorizations. Approximately 7 million shares have been purchased under this new authorization as of October 31, 2001.

     Cabot repurchased 7 million, 2 million, and 2 million shares of its common stock for $218 million, $40 million, and $44 million in 2001, 2000, and 1999, respectively.

     In July 2001, Cabot replaced its revolving credit facility with a new agreement. Under the new agreement, Cabot may, under certain conditions, borrow up to $250 million at floating rates. The new facility is available through July 13, 2006. As of September 30, 2001, Cabot had no borrowings outstanding under this arrangement. Management expects cash on hand, cash from operations and present financing arrangements, including Cabot's unused line of credit and shelf registration for debt securities, to be sufficient to meet Cabot's cash requirements for the foreseeable future.

     During 2001, 2000, and 1999 Cabot paid cash dividends of $0.48, $0.44, and $0.44, respectively, per share of common stock. In November 2001, the Board of Directors approved a $0.13 per share dividend on its common stock payable in the first fiscal quarter of 2002.

     Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or are at issue. During the next few years, Cabot expects to spend a significant portion of its $30 million environmental reserve in connection with remediation at various environmental sites. These sites are primarily associated with businesses divested in prior years.

NEW ACCOUNTING STANDARDS

     In 2001, Cabot adopted the following new accounting pronouncement:

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS No. 141"), which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Cabot will account for business combinations after June 30, 2001 in accordance with the guidance in FAS No. 141.

     Cabot is assessing the impact of the following new accounting pronouncements:

          In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"). Under FAS No. 142 goodwill and indefinite lived intangible assets will no longer be amortized. Instead, goodwill will be subject to annual impairment tests performed under the guidance of the Statement. Additionally, the amortization period of intangible assets with finite lives will no longer be limited to forty years. Cabot has elected to implement FAS No. 142 on October 1, 2001 and expects annual amortization expense to be reduced by $3 million.

          The FASB issued Statement No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("FAS No. 143"), in June 2001. The objective of FAS No. 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. FAS No. 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred and the cost capitalized by increasing the related long-lived asset. FAS No. 143 will be effective for Cabot on October 1, 2002. Cabot is currently evaluating the effect of implementing FAS No. 143.

          In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), which supersedes FAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" and provisions of APB Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently

     Occurring Events and Transactions" ("APB No. 30"), for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in FAS No. 121, to be applied to all long-lived assets including discontinued operations. FAS No. 144 will be effective for Cabot on October 1, 2002. Cabot is currently evaluating the effect of implementing FAS No. 144.

FORWARD-LOOKING INFORMATION

     Included herein are statements relating to management's projections of future profits, the possible achievement of Cabot's financial goals and objectives, and management's expectations for Cabot's product development program. Actual results may differ materially from the results anticipated in the statements included herein due to a variety of factors, including but not limited to the following: market supply and demand conditions, fluctuations in currency exchange rates, changes in the rate of economic growth in the United States and other major international economies, changes in regulatory environments, changes in trade, monetary and fiscal policies throughout the world, acts of war and terrorist activities, pending and future litigation, cost of raw materials, patent rights of Cabot and others, demand for Cabot's customers' products, and competitors' reactions to market conditions. Timely commercialization of products under development by Cabot may be disrupted or delayed by technical difficulties, market acceptance, or competitors' new products, as well as difficulties in moving from the experimental stage to the production stage. The risk management discussion and the estimated amounts generated from the analyses are forward-looking statements of market risk, assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The methods used by Cabot to assess and mitigate risks should not be considered projections of future events or losses. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required appears in the Risk Management portion of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the financial information which appears in Item 7 of this annual report on Form 10-K for the fiscal year ended September 30, 2001, and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                   PAGE
                                                                   ----
(1)  Consolidated Balance Sheets at September 30, 2001 and
     2000........................................................   25
(2)  Consolidated Statements of Income for each of the three
     fiscal years in the period ended September 30, 2001.........   27
(3)  Consolidated Statements of Cash Flows for each of the three
     fiscal years in the period ended September 30, 2001.........   28
(4)  Consolidated Statements of Changes in Stockholders'
     Equity......................................................   29
(5)  Notes to Consolidated Financial Statements..................   31
(6)  Report of Independent Accountants relating to the
     Consolidated Financial Statements
     listed above................................................   60

                               CABOT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  SEPTEMBER 30

                                                                 2001        2000
                                                              ----------   ---------
                                                              (DOLLARS IN MILLIONS,
                                                                 EXCEPT PER SHARE
                                                                     AMOUNTS)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $   364      $  638
  Accounts and notes receivable, net of reserve for doubtful
     accounts of $4 and $3..................................       267         280
  Inventories...............................................       285         232
  Prepaid expenses and other current assets.................        33          23
  Deferred income taxes.....................................        19          17
                                                               -------      ------
       Total current assets.................................       968       1,190
                                                               -------      ------
Investments:
  Equity....................................................        76          74
  Other.....................................................        29          27
                                                               -------      ------
       Total investments....................................       105         101
                                                               -------      ------
Property, plant and equipment...............................     1,856       1,794
Accumulated depreciation and amortization...................    (1,049)       (988)
                                                               -------      ------
       Net property, plant and equipment....................       807         806
                                                               -------      ------
Other assets:
  Intangible assets, net of accumulated amortization of $13
     and $11................................................        21          21
  Deferred income taxes.....................................         2           2
  Other assets..............................................        16          14
                                                               -------      ------
       Total other assets...................................        39          37
                                                               -------      ------
Total assets................................................   $ 1,919      $2,134
                                                               =======      ======

   The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION

                                  SEPTEMBER 30

                                                                2001         2000
                                                              --------     --------
                                                              (DOLLARS IN MILLIONS,
                                                                EXCEPT PER SHARE
                                                                    AMOUNTS)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks....................................   $   13       $   20
  Current portion of long-term debt.........................       30           48
  Accounts payable and accrued liabilities..................      243          425
  Deferred income taxes.....................................        5            1
                                                               ------       ------
     Total current liabilities..............................      291          494
                                                               ------       ------
Long-term debt..............................................      419          329
Deferred income taxes.......................................       94           90
Other liabilities...........................................      138          143
Commitments and contingencies (Note O)
Minority interest...........................................       27           31
Stockholders' equity:
  Preferred stock:
     Authorized: 2,000,000 shares of $1 par value
       Series A Junior Participating Preferred Stock Issued
        and outstanding: none
       Series B ESOP Convertible Preferred Stock 7.75%
        Cumulative Issued: 75,336 shares, outstanding:
        59,148 and 62,285 shares (aggregate redemption value
        of $59 and $62).....................................       75           75
     Less cost of shares of preferred treasury stock........      (33)         (24)
  Common stock:
     Authorized: 200,000,000 shares of $1 par value
       Issued and outstanding: 62,633,252 and 67,700,060
        shares..............................................       63           68
Additional paid-in capital..................................        9          111
Retained earnings...........................................    1,078        1,040
Unearned compensation.......................................      (40)         (39)
Deferred employee benefits..................................      (54)         (56)
Notes receivable for restricted stock.......................      (23)         (27)
Accumulated other comprehensive loss........................     (125)        (101)
                                                               ------       ------
       Total stockholders' equity...........................      950        1,047
                                                               ------       ------
Total liabilities and stockholders' equity..................   $1,919       $2,134
                                                               ======       ======

   The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                            YEARS ENDED SEPTEMBER 30

                                                                2001       2000       1999
                                                              --------   --------   --------
                                                               (DOLLARS IN MILLIONS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Revenues:
  Net sales and other operating revenues....................   $1,670     $1,574     $1,405
  Interest and dividend income..............................       28          6          4
                                                               ------     ------     ------
     Total revenues.........................................    1,698      1,580      1,409
                                                               ------     ------     ------
Costs and expenses:
  Cost of sales.............................................    1,237      1,164        991
  Selling and administrative expenses.......................      208        173        186
  Research and technical service............................       48         43         58
  Interest expense..........................................       32         33         39
  Special items.............................................       21         10         26
  Gain on sale of equity securities.........................       --         --        (10)
  Other charges, net........................................        2         --          6
                                                               ------     ------     ------
     Total costs and expenses...............................    1,548      1,423      1,296
                                                               ------     ------     ------
Income before income taxes..................................      150        157        113
Provision for income taxes..................................      (42)       (57)       (41)
Equity in net income of affiliated companies................       20         13         13
Minority interest in net income.............................       (7)        (5)        (3)
                                                               ------     ------     ------
     Income from continuing operations......................      121        108         82
Discontinued Operations
  Income from operations of discontinued businesses, net of
     income taxes...........................................       --         36         15
  Gain on sale of business, net of income taxes.............        3        309         --
                                                               ------     ------     ------
     Net Income.............................................      124        453         97
                                                               ------     ------     ------
Dividends on preferred stock, net of tax benefit of $2, $2
  and $2....................................................       (3)        (3)        (3)
                                                               ------     ------     ------
     Income applicable to common shares.....................   $  121     $  450     $   94
                                                               ======     ======     ======
Weighted-average common shares outstanding, in millions:
  Basic.....................................................       62         64         64
                                                               ======     ======     ======
  Diluted...................................................       74         73         73
                                                               ======     ======     ======
Income per common share:
  Basic:
     Continuing operations..................................   $ 1.89     $ 1.65     $ 1.24
     Discontinued Operations:
       Income from operations of discontinued businesses....       --       0.56       0.23
       Gain on sale of business.............................     0.05       4.83         --
                                                               ------     ------     ------
          Net Income........................................   $ 1.94     $ 7.04     $ 1.47
                                                               ======     ======     ======
  Diluted:
     Continuing operations..................................   $ 1.62     $ 1.46     $ 1.11
     Discontinued Operations:
       Income from operations of discontinued businesses....       --       0.49       0.20
       Gain on sale of business.............................     0.04       4.25         --
                                                               ------     ------     ------
          Net Income........................................   $ 1.66     $ 6.20     $ 1.31
                                                               ======     ======     ======

   The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED SEPTEMBER 30

                                                              2001    2000    1999
                                                              -----   -----   -----
                                                              (DOLLARS IN MILLIONS)
Cash Flows from Operating Activities
  Net income................................................  $ 124   $ 453   $  97
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation and amortization..........................    115     129     125
     Deferred tax expense (benefit).........................      6      20      (3)
     Equity in net income of affiliated companies, net of
      dividends received....................................     (9)     (5)      6
     Special items..........................................     14      20      19
     Gain on sale of business, net of income taxes..........     (3)   (309)     --
     Gain on sale of equity securities......................     --      --     (10)
     Non-cash compensation..................................     22      17      12
     Other, net.............................................      5      --      --
     Changes in assets and liabilities, net of the effect of
     the consolidation of
      equity affiliates:
       Decrease (increase) in accounts and notes
        receivable..........................................     13     (73)    (38)
       Decrease (increase) in inventories...................    (55)      1      (7)
       Increase (decrease) in accounts payable and accrued
        liabilities.........................................    (31)     48      (2)
       Decrease in income taxes payable.....................   (175)    (10)    (14)
       Increase (decrease) in other liabilities.............     (6)    (22)     32
       Other, net...........................................      6      (5)     (9)
                                                              -----   -----   -----
          Cash provided by operating activities.............     26     264     208
                                                              -----   -----   -----
Cash Flows from Investing Activities
  Additions to property, plant and equipment................   (122)   (137)   (166)
  Proceeds from sales of property, plant and equipment......      4       7       1
  Purchases of equity securities............................     (5)     (2)     --
  Proceeds from sales of equity securities..................     --      --      20
  Investments and acquisitions, excluding cash acquired.....     (6)    (14)     (6)
  Proceeds from sale of business............................      5     688      --
  Cash retained by discontinued operations..................     --     (14)     --
  Cash from consolidation of equity affiliates and other....     --      --       8
                                                              -----   -----   -----
          Cash provided by (used in) investing activities...   (124)    528    (143)
                                                              -----   -----   -----
Cash Flows from Financing Activities
  Proceeds from long-term debt..............................    129      17     103
  Repayments of long-term debt..............................    (63)    (62)    (11)
  Decrease in short-term debt, net..........................     (7)   (165)    (77)
  Proceeds from initial public offering of Cabot
     Microelectronics Corporation...........................     --      83      --
  Purchases of preferred and common stock...................   (229)    (47)    (46)
  Sales and issuances of preferred and common stock.........     13      15      11
  Cash dividends paid to stockholders.......................    (34)    (32)    (32)
  Purchase of notes receivable for restricted stock.........     --      --     (18)
  Employee loan repayments..................................     15       7       1
                                                              -----   -----   -----
          Cash used in financing activities.................   (176)   (184)    (69)
                                                              -----   -----   -----
Effect of exchange rate changes on cash.....................     --      (5)     (1)
                                                              -----   -----   -----
Increase (decrease) in cash and cash equivalents............   (274)    603      (5)
Cash and cash equivalents at beginning of year..............    638      35      40
                                                              -----   -----   -----
Cash and cash equivalents at end of year....................  $ 364   $ 638   $  35
                                                              =====   =====   =====

   The accompanying notes are an integral part of these financial statements.

                               CABOT CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            YEARS ENDED SEPTEMBER 30

                                    PREFERRED
                                     STOCK,                                       ACCUMULATED
                                     NET OF              ADDITIONAL                  OTHER                      DEFERRED
                                    TREASURY    COMMON    PAID-IN     RETAINED   COMPREHENSIVE     UNEARNED     EMPLOYEE
                                      STOCK     STOCK     CAPITAL     EARNINGS   INCOME (LOSS)   COMPENSATION   BENEFITS
                                    ---------   ------   ----------   --------   -------------   ------------   --------
                                                 (DOLLARS IN MILLIONS)
1999
Balance at September 30, 1998.....     $61       $67        $  5       $  672        $ (13)          $(26)        $(60)
                                       ---       ---        ----       ------        -----           ----         ----
Net income........................                                         97
Foreign currency translation
  adjustments.....................                                                     (17)
Change in unrealized gain on
  available-for-sale securities...                                                     (14)
Total comprehensive income........
Common dividends paid.............                                        (29)
Issuance of stock under employee
  compensation plans, net of tax
  benefit of $5...................                 2          39                                      (16)
Purchase and retirement of common
  stock...........................                (2)        (39)          (3)
Purchase of treasury
  stock -- preferred..............      (3)
Preferred dividends paid to
  Employee Stock Ownership Plan,
  net of tax benefit of $2........                                         (3)
Principal payment by Employee
  Stock Ownership Plan under
  guaranteed loan.................                                                                                   1
Amortization of unearned
  compensation....................                                                                     12
Notes receivable -- loans
  purchased, payments, and
  forfeitures.....................
                                       ---       ---        ----       ------        -----           ----         ----
Balance at September 30, 1999.....     $58       $67        $  5       $  734        $ (44)          $(30)        $(59)
                                       ---       ---        ----       ------        -----           ----         ----
2000
Net income........................                                        453
Foreign currency translation
  adjustments.....................                                                     (58)
Change in unrealized gain on
  available-for-sale securities...                                                       1
Total comprehensive income........
Common dividends paid.............                                        (30)
Issuance of stock under employee
  compensation plans, net of tax
  benefit of $4...................                 3          51                                      (26)
Purchase and retirement of common
  stock...........................                (2)        (15)         (23)
Purchase of treasury
  stock -- preferred..............      (7)
Preferred dividends paid to
  Employee Stock Ownership Plan,
  net of tax benefit of $2........                                         (3)


                                        NOTES
                                    RECEIVABLE FOR       TOTAL           TOTAL
                                      RESTRICTED     STOCKHOLDERS'   COMPREHENSIVE
                                        STOCK           EQUITY          INCOME
                                    --------------   -------------   -------------
                                                (DOLLARS IN MILLIONS)
1999
Balance at September 30, 1998.....       $ --           $  706
                                         ----           ------
Net income........................                                       $ 97
Foreign currency translation
  adjustments.....................                                        (17)
Change in unrealized gain on
  available-for-sale securities...                                        (14)
                                                                         ----
Total comprehensive income........                                       $ 66
                                                                         ====
Common dividends paid.............
Issuance of stock under employee
  compensation plans, net of tax
  benefit of $5...................         (8)
Purchase and retirement of common
  stock...........................
Purchase of treasury
  stock -- preferred..............
Preferred dividends paid to
  Employee Stock Ownership Plan,
  net of tax benefit of $2........
Principal payment by Employee
  Stock Ownership Plan under
  guaranteed loan.................
Amortization of unearned
  compensation....................
Notes receivable -- loans
  purchased, payments, and
  forfeitures.....................        (17)
                                         ----           ------
Balance at September 30, 1999.....       $(25)          $  706
                                         ----           ------
2000
Net income........................                                       $453
Foreign currency translation
  adjustments.....................                                        (58)
Change in unrealized gain on
  available-for-sale securities...                                          1
                                                                         ----
Total comprehensive income........                                       $396
                                                                         ====
Common dividends paid.............
Issuance of stock under employee
  compensation plans, net of tax
  benefit of $4...................        (10)
Purchase and retirement of common
  stock...........................
Purchase of treasury
  stock -- preferred..............
Preferred dividends paid to
  Employee Stock Ownership Plan,
  net of tax benefit of $2........

                               CABOT CORPORATION

                            YEARS ENDED SEPTEMBER 30

                                    PREFERRED
                                     STOCK,                                       ACCUMULATED
                                     NET OF              ADDITIONAL                  OTHER                      DEFERRED
                                    TREASURY    COMMON    PAID-IN     RETAINED   COMPREHENSIVE     UNEARNED     EMPLOYEE
                                      STOCK     STOCK     CAPITAL     EARNINGS   INCOME (LOSS)   COMPENSATION   BENEFITS
                                    ---------   ------   ----------   --------   -------------   ------------   --------
                                                 (DOLLARS IN MILLIONS)
Principal payment by Employee
  Stock Ownership Plan under
  guaranteed loan.................                                                                                   3
Amortization of unearned
  compensation....................                                                                     17
Notes receivable -- payments and
  forfeitures.....................
Proceeds from Initial Public
  Offering -- Cabot
  Microelectronics Corporation....                            83
Minority interest recorded related
  to Cabot Microelectronics
  Corporation.....................                           (13)
Cabot Microelectronics
  Corporation -- dividend.........                                        (91)
                                       ---       ---        ----       ------        -----           ----         ----
Balance at September 30, 2000.....     $51       $68        $111       $1,040        $(101)          $(39)        $(56)
                                       ---       ---        ----       ------        -----           ----         ----
2001
Net income........................                                        124
Foreign currency translation
  adjustments.....................                                                     (26)
Change in unrealized gain on
  available-for-sale securities...                                                       2
Total comprehensive income........
Common dividends paid.............                                        (31)
Issuance of stock under employee
  compensation plans, net of tax
  benefit of $4...................                 2          49                                      (27)
Purchase and retirement of common
  stock...........................                (7)       (161)         (52)
Purchase of treasury
  stock -- preferred..............      (9)
Preferred dividends paid to
  Employee Stock Ownership Plan,
  net of tax benefit of $2........                                         (3)
Principal payment by Employee
  Stock Ownership Plan under
  guaranteed loan.................                                                                                   2
Amortization of unearned
  compensation....................                            10                                       26
Notes receivable -- payments, and
  forfeitures.....................
                                       ---       ---        ----       ------        -----           ----         ----
Balance at September 30, 2001.....     $42       $63        $  9       $1,078        $(125)          $(40)        $(54)
                                       ---       ---        ----       ------        -----           ----         ----


                                        NOTES
                                    RECEIVABLE FOR       TOTAL           TOTAL
                                      RESTRICTED     STOCKHOLDERS'   COMPREHENSIVE
                                        STOCK           EQUITY          INCOME
                                    --------------   -------------   -------------
                                                (DOLLARS IN MILLIONS)
Principal payment by Employee
  Stock Ownership Plan under
  guaranteed loan.................
Amortization of unearned
  compensation....................
Notes receivable -- payments and
  forfeitures.....................          8
Proceeds from Initial Public
  Offering -- Cabot
  Microelectronics Corporation....
Minority interest recorded related
  to Cabot Microelectronics
  Corporation.....................
Cabot Microelectronics
  Corporation -- dividend.........
                                         ----           ------
Balance at September 30, 2000.....       $(27)          $1,047
                                         ----           ------
2001
Net income........................                                       $124
Foreign currency translation
  adjustments.....................                                        (26)
Change in unrealized gain on
  available-for-sale securities...                                          2
                                                                         ----
Total comprehensive income........                                       $100
                                                                         ====
Common dividends paid.............
Issuance of stock under employee
  compensation plans, net of tax
  benefit of $4...................        (11)
Purchase and retirement of common
  stock...........................
Purchase of treasury
  stock -- preferred..............
Preferred dividends paid to
  Employee Stock Ownership Plan,
  net of tax benefit of $2........
Principal payment by Employee
  Stock Ownership Plan under
  guaranteed loan.................
Amortization of unearned
  compensation....................
Notes receivable -- payments, and
  forfeitures.....................         15
                                         ----           ------
Balance at September 30, 2001.....       $(23)          $  950
                                         ----           ------

   The accompanying notes are an integral part of these financial statements.

NOTE A  SIGNIFICANT ACCOUNTING POLICIES

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

  CASH AND CASH EQUIVALENTS

     Cash equivalents include all highly liquid investments with a maturity of three months or less at date of acquisition. Cash overdrafts are included with notes payable to banks on the consolidated balance sheet.

  INVENTORIES

     Inventories are stated at the lower of cost or market. The cost of most U.S. inventories is determined using the last-in, first-out ("LIFO") method. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the first-in, first-out ("FIFO") method.

  INVESTMENTS

     Investments include investments in equity affiliates, investments in equity securities, and investments accounted for under the cost method. Investments held under the cost method are subject to impairment. Investments in equity securities are classified as available-for-sale and are recorded at their fair market values. Accordingly, any unrealized holding gains or losses, net of taxes, are excluded from income and recognized as a separate component of other comprehensive income within stockholders' equity. For all investment securities, unrealized losses that are other than temporary are recognized in net income. The fair value of equity securities is determined based on market prices at the balance sheet dates. The cost of equity securities sold is determined by the specific identification method.

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

     Cabot capitalizes internal use software costs in accordance with Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use."

  INTANGIBLE ASSETS

     Intangible assets are comprised of the cost of business acquisitions in excess of the fair value assigned to the net tangible assets acquired and the costs of technology, licenses, and patents purchased in business acquisitions. The excess of cost over the fair value of net assets acquired is amortized on the straight-line basis over the estimated useful life up to 40 years. Other intangibles are amortized over their estimated useful lives. Included in other charges is amortization expense of $4 million for 2001, 2000 and 1999.

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

  FOREIGN CURRENCY TRANSLATION

     The functional currency of the majority of Cabot's foreign subsidiaries is the local currency. Substantially all assets and liabilities of foreign operations are translated into U.S. dollars at exchange rates in effect at the balance sheet dates. Unrealized currency translation adjustments are accumulated as a separate component of other comprehensive income within stockholders' equity. Income and expense items are translated at average exchange rates during the year. Foreign currency gains and losses arising from transactions are reflected in net income. Included in other charges for 2001, 2000 and 1999 are net foreign exchange losses of $3 million, $1 million and $1 million, respectively.

  FINANCIAL INSTRUMENTS

     Derivative financial instruments are used by Cabot to manage some of its foreign currency exposures. Cabot may also use financial instruments to manage other exposures, such as commodity prices, share repurchases and interest rates. Cabot does not enter into financial instruments for speculative purposes. Derivative financial instruments are accounted for in accordance with Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", and are measured at fair value and recorded on the balance sheet. Through fiscal 2001, Cabot did not enter into financial instruments which received hedge accounting treatment under FAS No. 133. If the derivative instrument is not designated as a hedge, the gain or loss from changes in the fair value is recognized in earnings in the period of change.

  REVENUE RECOGNITION

     The Company derives its revenues through the sale of chemical products, performance materials and specialty fluids products. Cabot recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Provision is made at the time the related revenue is recognized for estimated rebates and product returns which may occur.

     The SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in December 1999, which establishes criteria which must be satisfied before revenue is realized or realizable and earned. During fiscal 2001, the Company reviewed the provisions of SAB 101 and concluded that its revenue recognition policies were in compliance with the standard. Accordingly, there were no transition adjustments required in applying the provisions of SAB 101.

     In addition, the Emerging Issues Task Force issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sale price. Shipping and handling costs that were previously netted against revenues are now included in cost of sales. Shipping and handling costs reclassified from revenue to cost of sales to conform to the 2001 presentation in fiscal 2000 and 1999 amounted to $57 million and $51 million, respectively.

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

  EQUITY INCENTIVE PLANS

     In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), Cabot has elected to account for stock-based compensation plans consistent with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to

Employees" ("APB No. 25"), and related interpretations in accounting. Cabot discloses the summary of pro forma effects to reported net income and earnings per share, as if Cabot had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by FAS No. 123.

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

  COMPREHENSIVE INCOME

     Accumulated Other Comprehensive Income (Loss), which is disclosed in the stockholders' equity section of the consolidated balance sheet, includes unrealized gains or losses on available-for-sale securities, translation adjustments on investments in foreign subsidiaries, and translation adjustments on foreign securities.

  ENVIRONMENTAL CLEANUP MATTERS

     Cabot expenses environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Cabot determines its liability on a site-by-site basis and records a liability at the time when it is probable and can be reasonably estimated. Cabot's estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. The estimated liability of Cabot is not reduced for possible recoveries from insurance carriers.

  USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles, requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

  RECLASSIFICATION

     Certain amounts in 2000 and 1999 have been reclassified to conform to the 2001 presentation. These reclassifications had no affect on operating income.

  NEW ACCOUNTING PRONOUNCEMENTS

     In 2001, Cabot adopted the following new accounting pronouncements:

     - Effective October 1, 2000, Cabot adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"), as amended. The adoption of FAS No. 133 did not have an impact on Cabot's financial position or results of operations. FAS No. 133 establishes accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either assets or liabilities measured at fair value. FAS No. 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     - Cabot adopted Emerging Issues Task Force ("EITF") No. 00-10 "Accounting for Shipping and Handling Fees and Costs", as of October 1, 2000. Amounts billed as shipping and handling are required to be recorded as revenue, however a company can adopt a policy of including shipping and handling costs in cost of sales. Following the guidance of EITF No. 00-10, Cabot has reclassified shipping and handling costs to cost of sales for all periods presented. As a result, reported net sales have increased, with a corresponding increase in cost of sales.

     - In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. In June 2000, the SEC released SAB 101B, which postponed the effective date of SAB 101 to the fourth quarter of fiscal years beginning after December 15, 1999. We have reviewed our revenue recognition policies and have found them to be in compliance with SAB 101 in all material respects.

     - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS No. 141"), which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Cabot will account for business combinations after June 30, 2001 in accordance with the guidance in FAS No. 141.

     In addition, Cabot is assessing the impact of the following standards:

     - In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"). Under FAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized. Instead, goodwill and indefinite lived intangible assets will be subject to annual impairment tests performed under the guidance of the statement. Additionally, the amortization period of intangible assets with finite lives will no longer be limited to forty years. Cabot has elected to implement FAS No. 142 on October 1, 2001 and expects annual amortization expense to be reduced by $3 million.

     - The FASB issued Statement No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("FAS No. 143"), in June 2001. The objective of FAS No. 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. FAS No. 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset. FAS No. 143 will be effective for Cabot on October 1, 2002. Cabot is currently evaluating the effect of implementing FAS No. 143.

     - In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), which supersedes FAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" and provisions of APB Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"), for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in FAS No. 121, to be applied to all long-lived assets including discontinued operations. FAS No. 144 will be effective for Cabot on October 1, 2002. Cabot is currently evaluating the effect of implementing FAS No. 144.

NOTE B  SPECIAL ITEMS AND ACQUISITIONS

  SPECIAL ITEMS

     Special items for 2001 include the benefits of a $1 million insurance recovery and a $1 million recovery of costs from one of the 2000 plant closings. Special charges for 2001 include a $2 million charge from the discontinuance of a toll manufacturing agreement of which $1 million remained accrued at September 30, 2001. In addition a $21 million charge was recorded related to the retirement of the Chief Executive Officer and the resignation of the Chief Financial Officer. The charge consisted of $13 million to accelerate the vesting of shares issued under Cabot's Long Term Incentive Compensation Plan and $8 million of cash payments. These items are reported as special in the consolidated statements of income.

     Special items for fiscal 2000 included the benefit of a $10 million insurance recovery, a $2 million charge to increase the environmental reserve, and an $18 million charge to close two plants. Included in the $18 million charge were accruals of $2 million for severance and termination benefits for approximately 38 employees of the Chemical and Performance Materials Businesses, $7 million for facility closing costs, and a $9 million charge for the impairment of long-lived plant assets. These items are reported as special in the consolidated statements of income. During 2001, $1 million of severance and termination benefits and $3 million of facility closing costs were paid. It was determined during fiscal 2001 that the recovery value of fixed assets was overvalued by $2 million and the required facility closing costs would be $2 million less than originally accrued. At September 30, 2001, $3 million remains in the accrual.

     During 1999, Cabot began implementation of initiatives to reduce costs and improve operating efficiencies. In connection with these efforts, Cabot recorded a $26 million charge for capacity utilization and cost reduction initiatives. These initiatives included $16 million for severance and termination benefits for approximately 265 employees, of which $8 million and $7 million was paid out in 2000 and 1999, respectively. The remainder of the accrual was paid out during 2001. Also included in the charge was $10 million for the retirement of certain long-lived plant assets, primarily at the Australian carbon black facility and European plastics master batch operations. These items are reported as special in the consolidated statements of income.

  ACQUISITIONS

     On March 16, 2001, Cabot announced an open offer for approximately 4 million shares of Cabot India Limited, at 100 Rupees per share. Cabot India Limited is a majority owned subsidiary of Cabot Corporation and its shares are traded on Indian stock exchanges. The tender offer was for the 40% ownership of Cabot India Limited held by minority interest shareholders. The tender offer closed on June 16, 2001 and the share transfer procedures occurred in July 2001. Approximately 3 million of the outstanding shares were acquired for $6 million, raising Cabot's total ownership to approximately 92% as of September 30, 2001. Cabot made a follow-on offer at the same price for the remaining shares. The follow on offer closed in October 2001, with Cabot acquiring an additional 2% ownership. The excess of the purchase price over the fair value of the minority interest acquired of approximately $2 million was recorded as goodwill.

     In March 2001, Cabot exercised an option to purchase 1 million shares of Angus & Ross Plc common stock. In May 2001, Cabot purchased an additional 4 million shares of Angus & Ross Plc common stock. The total purchase price of the 5 million shares was $1 million. The purchase of the additional 4 million shares increased Cabot's ownership in Angus & Ross Plc to approximately 21%. The investment is accounted for under the equity method. As part of the agreement, Cabot received an option to purchase an additional 5 million shares of common stock. The option has not yet been exercised.

     On March 17, 2000, Cabot signed a preliminary agreement to acquire the remaining interest in a joint venture for approximately $14 million. The acquisition closed in the third quarter of fiscal 2000 and was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. The excess of the purchase price over fair value of net assets acquired of approximately $7 million was recorded as goodwill and is being amortized over 10 years.

NOTE C  DISCONTINUED OPERATIONS

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

     In February 2001, Cabot received additional cash proceeds of $5 million from the sale. The receipt, net of taxes, is classified as a gain on sale of business in the consolidated statement of income.

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

     For fiscal 2000 and 1999 the operating results of the LNG and Cabot Microelectronics segments have been segregated from continuing operations and reported as a separate item on the consolidated statements of income. Interest expense was allocated to discontinued operations proportionally based upon total assets, in accordance with APB No. 30. Condensed operating results of the discontinued operations are as follows:

                                                                  SEPTEMBER 30
                                                              ---------------------
                                                               2000          1999
                                                              -------       -------
                                                              (DOLLARS IN MILLIONS)
Net sales and other operating revenues......................   $579          $361
Income before income taxes and minority interest............     62            23
Provision for income taxes..................................     22             8
Minority interests..........................................      4            --
Income from operations, net of income taxes.................     36            15

NOTE D  INVENTORIES

     Inventories, net of reserves, were as follows:

                                                                  SEPTEMBER 30
                                                              ---------------------
                                                               2001          2000
                                                              -------       -------
                                                              (DOLLARS IN MILLIONS)
Raw materials...............................................   $ 76          $ 73
Work in process.............................................     70            45
Finished goods..............................................    106            83
Other.......................................................     33            31
                                                               ----          ----
     Total..................................................   $285          $232
                                                               ====          ====

     Inventories valued under the LIFO method comprised approximately 26% and 25% of 2001 and 2000 total inventory, respectively. At September 30, 2001 and 2000, the estimated current cost of these inventories exceeded their stated valuation determined on the LIFO basis by approximately $94 million and $58 million, respectively. There were no significant liquidations of LIFO inventories in 2001 and 1999. In 2000, LIFO inventory quantities were reduced, which resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the 2000 liquidation was to decrease cost of sales by approximately $5 million and to increase net earnings by $3 million. Other inventory is comprised of spare parts and supplies.

NOTE E  INVESTMENTS

     At September 30, 2001 and 2000, investments in common stock accounted for using the equity method amounted to $76 million and $74 million, respectively. In addition to joint ventures in the Chemical Businesses segment, Cabot's equity investments include Showa Cabot Supermetals, a 50% joint venture in the Performance Materials segment. Dividends received from equity affiliates were $11 million in 2001, $8 million in 2000, and $19 million in 1999.

     The results of operations and financial position of Showa Cabot Supermetals and Cabot's other equity-basis affiliates are summarized below:

                            EQUITY-BASED AFFILIATES

                                                     SHOWA CABOT          OTHER EQUITY
                                                     SUPERMETALS           AFFILIATES
                                                  ------------------   ------------------
                                                               SEPTEMBER 30
                                                  ---------------------------------------
                                                  2001   2000   1999   2001   2000   1999
                                                  ----   ----   ----   ----   ----   ----
                                                           (DOLLARS IN MILLIONS)
Condensed Income Statement Information:
  Net sales.....................................  $209   $175   $133   $475   $511   $489
  Gross profit..................................    64     39     32    173    196    196
  Net income....................................    30     15     10     18     23     29
Condensed Balance Sheet Information:
  Current assets................................  $147   $142          $171   $179
  Non-current assets............................    53     28           337    356
  Current liabilities...........................    77     78           153    193
  Non-current liabilities.......................    66     38           245    238
  Net assets....................................    57     54           110    104

     Other investments of $29 million include $2 million of cost based investments and $27 million of available-for-sale equity securities at September 30, 2001. At September 30, 2000 other investments included $3 million of cost based investments and $24 million of available-for-sale equity securities. The cost and fair value of available-for-sale equity securities included in other investments are summarized as follows:

                                                                  SEPTEMBER 30
                                                              ---------------------
                                                               2001           2000
                                                              ------         ------
                                                              (DOLLARS IN MILLIONS)
Cost........................................................    $24            $20
Cumulative unrealized holding gains.........................      9              7
Foreign currency translation adjustment on foreign
  denominated securities....................................     (6)            (3)
                                                                ---            ---
Fair value..................................................    $27            $24
                                                                ===            ===

     Dividends received from available-for-sale equity securities were $1 million, $1 million, and $2 million in 2001, 2000, and 1999, respectively. Unrealized holding gains were credited to accumulated other comprehensive income in stockholders' equity net of deferred taxes of $4 million and $3 million at September 30, 2001 and 2000, respectively. Foreign currency translation adjustments on foreign securities are included in accumulated other comprehensive income within stockholders' equity as part of foreign currency translation adjustments. There were no sales of available-for-sale equity securities for the years ended September 30, 2001 and 2000. Gains related to sales of available-for-sale equity securities were $10 million in 1999.

NOTE F  PROPERTY, PLANT & EQUIPMENT

     Property, plant and equipment is summarized as follows:

                                                                   SEPTEMBER 30
                                                              ----------------------
                                                                2001          2000
                                                              ---------     --------
                                                              (DOLLARS IN MILLIONS)
Land and improvements.......................................   $    50       $   50
Buildings...................................................       299          290
Machinery and equipment.....................................     1,302        1,296
Other.......................................................        79           75
Construction in progress....................................       126           83
                                                               -------       ------
Total property, plant and equipment.........................     1,856        1,794
Less: accumulated depreciation..............................    (1,049)        (988)
                                                               -------       ------
Net property, plant and equipment...........................   $   807       $  806
                                                               =======       ======

     Depreciation expense for continuing operations was $111 million, $116 million and $114 million for the years ended September 30, 2001, 2000 and 1999, respectively.

NOTE G  ACCOUNTS PAYABLE & ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consisted of the following:

                                                                  SEPTEMBER 30
                                                              ---------------------
                                                               2001          2000
                                                              -------       -------
                                                              (DOLLARS IN MILLIONS)
Accounts payable............................................   $128          $134
Accrued employee compensation...............................     31            32
Income taxes payable........................................     --           152
Other accrued liabilities...................................     84           107
                                                               ----          ----
     Total..................................................   $243          $425
                                                               ====          ====

NOTE H  DEBT

     Unsecured long-term debt consisted of the following:

                                                                  SEPTEMBER 30
                                                              ---------------------
                                                               2001          2000
                                                              -------       -------
                                                              (DOLLARS IN MILLIONS)
Fixed Rate Notes (stated rate):
  Notes due 2002-2022, 8.0%.................................   $ 89          $ 89
  Notes due 2004-2011, 7.1%.................................     90            90
  Note due 2027, 7.3%.......................................      8            25
  Note due 2027, put option 2004, 6.6%......................      1             1
  Notes due 2005-2018, 7.0%.................................     60           100
  Guarantee of ESOP notes, due 2013, 8.3%...................     54            56
  Notes due 2001-2002, 6.0%.................................      5             9
  Other, due beginning in 2001 with various rates from 6.0%
     to 15.5%...............................................      4             5
Variable Rate Notes (end of year rate):
  Foreign term loan, due 2001, floating rate 4.7%...........     --             2
  Foreign note due 2003, variable rate 5.2%.................    138            --
                                                               ----          ----
                                                                449           377
Less: current portion of long-term debt.....................    (30)          (48)
                                                               ----          ----
     Total..................................................   $419          $329
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

     In October 1997, Cabot issued a total of $50 million in medium-term notes. These notes included a $25 million note, with an interest rate of 7.3% due in 2027, and a $25 million note, with an interest rate of 6.6% due in 2027, with a put option in 2004. In 2000, Cabot purchased $24.5 million of the 6.6% notes. In fiscal 2001, Cabot purchased $17 million of the 7.3% notes.

     In December 1998, Cabot issued $100 million in medium-term notes. The outstanding notes have a weighted-average maturity of 14 years and a weighted-average interest rate of 7.0%.

     In November 1988, Cabot's Employee Stock Ownership Plan ("ESOP") borrowed $75 million from an institutional lender in order to finance its purchase of 75,000 shares of Cabot's Series B ESOP Convertible Preferred Stock. This debt bears interest at 8.3% per annum, and is to be repaid in equal quarterly installments through December 31, 2013. Cabot, as guarantor, has reflected the outstanding balance of $54 million and $56 million as a liability in the consolidated balance sheet at September 30, 2001 and 2000, respectively. An equal amount, representing deferred employee benefits, has been recorded as a reduction to stockholders' equity.

     In November 2000, a Cabot subsidiary borrowed 150 million EURO (currently $138 million) from institutional lenders. The loan is payable in EUROs, bears interest at EURIBOR plus 0.70%, and matures in November 2003.

     In March 2000, Cabot Microelectronics borrowed $17 million from an institutional lender. During the third quarter of fiscal 2000, Cabot Microelectronics repaid $13.5 million of the loan. As a result of the spin-off of Cabot Microelectronics on September 29, 2000, this loan was not consolidated into the results of Cabot Corporation at September 30, 2000.

     During 2001, Cabot entered into a $250 million revolving credit loan facility at floating rates, replacing a $300 million revolving credit and term loan facility. The agreement contains specific covenants, including certain maximum indebtedness limitations and minimum cash flow requirements, that would limit the amount available for future borrowings. Commitment fees are paid based on the used and unused portions of the facility. The facility is available through July 13, 2006. No amounts were outstanding under either revolving credit facility at September 30, 2001 or 2000.

     In September 1998, Cabot filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission covering $500 million of debt securities. This registration includes the remaining $55 million not then issued under the 1992 registration. At September 30, 2001 and 2000, there were no borrowings outstanding under this registration.

     The aggregate principal amounts of long-term debt due in each of the five fiscal years 2002 through 2006 and thereafter are $30 million, $143 million, $40 million, $3 million, $34 million and $199 million, respectively.

     At September 30, 2001 and 2000, the fair market value of long-term borrowings was approximately $306 million and $290 million, respectively.

     The weighted-average interest rate on short-term borrowing of $13 million and $20 million was approximately 6.5% and 9.1% as of September 30, 2001 and 2000, respectively.

NOTE I  EMPLOYEE BENEFIT PLANS

     Cabot provides both defined benefit and defined contribution plans for its employees. Defined benefit pension plans include, the Cabot Cash Balance Plan ("CBP") and several foreign pension plans. Through December 31, 2000, defined contribution plans included the Cabot Retirement Incentive Savings Plan ("CRISP"), Cabot Employee Savings Plan ("CESP"), and the Cabot Employee Stock Ownership Plan ("ESOP"). Effective December 31, 2000, the CRISP and CESP merged into and with the ESOP. The combined plan was renamed the Cabot Retirement Savings Plan ("RSP"). The RSP plan provisions are consistent with the original CRISP, CESP and ESOP plans.

  DEFINED CONTRIBUTION PLANS

     In September 1988, Cabot established an Employee Stock Ownership Plan ("ESOP"), a defined contribution plan, as an integral part of the retirement program that was designed for participants to share in the growth of Cabot. All employees of Cabot and its participating subsidiaries, except those individuals subject to collective bargaining agreements and employed by the Performance Materials segment, are eligible to participate beginning on the later of the first day of employment or the date the employee is included in an employee group that participates in the plan.

     In November 1988, Cabot placed 75,336 shares of its Series B ESOP Convertible Preferred Stock in the ESOP for cash at a price of $1,000 per share. Each share of the Series B ESOP Convertible Preferred Stock was convertible into
87.5 shares of Cabot's common stock, subject to certain events and anti-dilution adjustment provisions, and carries voting rights on an "as converted" basis. As a result of the Cabot Microelectronics dividend (Note C) that was distributed to the holders of Cabot common stock, on September 29, 2000, the conversion rate of the Series B ESOP Convertible Preferred Stock was adjusted from 87.5 to 146.4 shares of Cabot's common stock. The trustee for the ESOP has the right to cause Cabot to redeem shares sufficient to provide for periodic distributions to plan participants. Cabot has the option to redeem the shares for $1,000 per share, convert the shares to common stock, or a combination thereof.

     The issued shares of Series B ESOP Convertible Preferred Stock receive preferential and cumulative quarterly dividends, and are ranked as to dividends and liquidation prior to Cabot's Series A Junior

Participating Preferred Stock and common stock. At September 30, 2001, 9 million shares of Cabot's common stock were reserved for conversion of the Series B ESOP Convertible Preferred Stock.

     On the last business day of each calendar quarter, 750 shares of the Series B ESOP Convertible Preferred Stock are released and allocated to participants' accounts. The allocation to each participant is based on the value of Cabot's preferred stock, the number of shares allocated as dividends, and the total eligible compensation. Effective January 1, 1997, the participant's respective contribution allocation cannot fall below 4% of the participant's eligible compensation. If the amount of the participant allocation were to fall below 4%, Cabot would make an additional contribution to bring the total value to 4% for the participant. The allocation is made to the account of each participant who is employed on that date, or has retired, died, or become totally and permanently disabled during the quarter.

     In accordance with the plan document as amended, in March 2001, the number of shares of preferred stock, which are released for allocation to participants' accounts changed to 742.6 shares. Also in March 2001, the RSP received a cash contribution from Cabot totaling $2 million. The cash contribution was used to purchase Cabot common stock.

     In October 1976, Cabot established the CRISP plan to allow nonunion eligible employees to participate in the profits of Cabot, to encourage long-term systematic savings, and to provide funds for retirement or possible earlier needs. The plan is designed to qualify under section 401(k) of the Internal Revenue Code of the United States. Cabot's contribution is in the form of a matching contribution equivalent to 75% of a participant's eligible before-tax and after-tax contribution up to 7.5% of the participant's eligible compensation and is made on a quarterly basis.

     In January 1987, Cabot established the CESP plan to encourage long-term systematic savings, and to provide funds for retirement or possible earlier needs. The plan is designed to qualify under section 401(k) of the Internal Revenue Code of the United States. Only members of designated collective bargaining units are eligible to participate in the plan. Although the plan allows for discretionary contributions from Cabot, the provisions of the CESP do not include minimum funding or matching requirements from Cabot.

     Cabot recognized expenses related to defined contribution plans in the amounts of $2 million in 2001, $6 million in 2000, and $7 million in 1999.

  DEFINED BENEFIT PENSION PLANS

     The worldwide defined benefit pension plan assets are comprised principally of investments in equity securities and government bonds. Included in plan assets at September 30, 2001 and 2000 are $7 million and $7 million, respectively, of insurance contracts.

     Measurement of defined benefit pension expense is based on assumptions used to value the defined benefit pension liability at the beginning of the year.

     In fiscal 2000, certain amendments were made to the Cabot plans to provide for special termination benefits for the employees of Cabot Microelectronics Corporation and Cabot Liquefied Natural Gas. In fiscal 2001, certain amendments were made to the postretirement benefit plan to change eligibility requirements.

     The following provides a reconciliation of benefit obligations, plan assets, the funded status, and weighted-average assumptions of the defined benefit pension and postretirement benefit plans:

                                                                                    POSTRETIREMENT
                                                              PENSION BENEFITS         BENEFITS
                                                              -----------------     ---------------
                                                                          SEPTEMBER 30
                                                              -------------------------------------
                                                               2001       2000      2001      2000
                                                              ------     ------     -----     -----
                                                                      (DOLLARS IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year...................   $211       $221      $ 92      $ 90
  Service cost..............................................      8          6         1         1
  Interest cost.............................................     14         13         6         6
  Plan participants' contribution...........................     --         --         1        --
  Amendments................................................     --          7        (3)       --
  Foreign currency exchange rate changes....................      1        (18)       --        --
  Gain (loss) from changes in actuarial assumptions.........     15         (1)        5        --
  Special termination benefit...............................     --          1        --        --
  Benefits paid.............................................    (16)       (18)       (7)       (5)
                                                               ----       ----      ----      ----
  Benefit obligation at end of year.........................   $233       $211      $ 95      $ 92
                                                               ====       ====      ====      ====
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of year............   $281       $263      $ --      $ --
  Actual return on plan assets..............................    (14)        51        --        --
  Employer contribution.....................................      4          4         6         5
  Plan participants' contribution...........................     --         --         1        --
  Foreign currency exchange rate changes....................      1        (19)       --        --
  Benefits paid.............................................    (16)       (18)       (7)       (5)
                                                               ----       ----      ----      ----
  Fair value of plan assets at end of year..................   $256       $281      $ --      $ --
                                                               ====       ====      ====      ====
Funded status...............................................   $ 23       $ 70      $(95)     $(92)
Unrecognized transition amount..............................     (2)        (1)       --        --
Unrecognized prior service cost.............................      6          6        (2)       (3)
Unrecognized net (gain) loss................................    (34)       (81)       19        17
                                                               ----       ----      ----      ----
Recognized liability........................................   $ (7)      $ (6)     $(78)     $(78)
                                                               ====       ====      ====      ====
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS
  CONSIST OF:
  Prepaid benefit cost......................................   $ 14       $ 17      $ --      $ --
  Accrued benefit liabilities...............................    (21)       (23)      (78)      (78)
                                                               ----       ----      ----      ----
  Net amount recognized.....................................   $ (7)      $ (6)     $(78)     $(78)
                                                               ====       ====      ====      ====
WEIGHTED-AVERAGE RATES:
  Assumptions as of September 30
  Discount rate.............................................    6.4%       6.6%      6.8%      7.3%
  Expected rate of return on plan assets....................    8.4%       8.4%      N/A       N/A
  Assumed rate of increase in compensation..................    4.3%       4.3%      N/A       N/A
  Assumed annual rate of increase in health care benefits...    N/A        N/A       6.3%      6.5%

     Net periodic defined benefit pension and other postretirement benefit costs include the following components:

                                               PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                             ---------------------   ------------------------
                                                         YEAR ENDED SEPTEMBER 30
                                             ------------------------------------------------
                                             2001    2000    1999     2001     2000     1999
                                             -----   -----   -----   ------   ------   ------
                                                          (DOLLARS IN MILLIONS)
Service cost...............................  $   8   $   6   $   7   $   1    $   1    $   1
Interest cost..............................     14      13      13       6        6        6
Expected return on plan assets.............    (19)    (14)    (16)     --       --       --
Amortization of transition asset...........     (1)     (1)     (1)     --       --       --

                                               PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                             ---------------------   ------------------------
                                                         YEAR ENDED SEPTEMBER 30
                                             ------------------------------------------------
                                             2001    2000    1999     2001     2000     1999
                                             -----   -----   -----   ------   ------   ------
                                                          (DOLLARS IN MILLIONS)
Recognized losses (gains)..................     (3)     (2)      1       1        1        1
Settlement gain............................     --      --      --      (3)      --       --
                                             -----   -----   -----   -----    -----    -----
Net periodic benefit cost..................  $  (1)  $   2   $   4   $   5    $   8    $   8
                                             =====   =====   =====   =====    =====    =====

  POSTRETIREMENT BENEFIT PLANS

     Cabot also has postretirement benefit plans that provide certain health care and life insurance benefits for retired employees. Substantially all U.S. employees become eligible for these benefits if they have met certain age and service requirements at retirement. Cabot funds the plans as claims or insurance premiums come due.

     Postretirement benefit plans include health care and life insurance plans. Measurement of postretirement benefit expense is based on assumptions used to value the postretirement benefit liability at the beginning of the year. Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A 1-percentage-point change in the 2001 assumed health care cost trend rate would have the following effects:

                                                               1-PERCENTAGE-POINT
                                                              ---------------------
                                                              INCREASE    DECREASE
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
September 30
  Effect on total of service and interest cost components...     $1          $(1)
  Effect on postretirement benefit obligation...............     $8          $(8)

NOTE J  EQUITY INCENTIVE PLANS

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

     In December 1995, the Board of Directors adopted, and in March 1996, Cabot stockholders approved, the 1996 Equity Incentive Plan. Under this plan, Cabot can make various types of stock and stock-based awards, the terms of which are determined by Cabot's Compensation Committee. Awards under the 1996 plan have been made primarily as part of Cabot's Long-Term Incentive Program. These awards consist of restricted stock, which could be purchased at a price equal to 40% of the fair market value on the date of the award, or nonqualified stock options exercisable at the fair market value of Cabot's common stock on the date of the award. Variations of the restricted stock awards were made to international employees in order to try to provide results comparable to U.S. employees. The awards generally vest on the third anniversary of the grant for participants then employed by Cabot, and the options generally expire five years from the date of grant. In November 1998, the Board of Directors adopted, and in March 1999, Cabot stockholders approved, the 1999 Equity Incentive Plan. This plan is similar to the 1996 Equity Incentive Plan with the exception of the discount price, which was established at a price equal to 30% of the fair market value on the date of the award.

     Cabot had 6 million shares of common stock reserved for issuance under the 1996 and 1999 plans. There were approximately 1 million shares available for future grants at September 30, 2001, under both plans. Compensation expense recognized during 2001, 2000, and 1999 for restricted stock grants was $26 million,

$17 million, and $12 million, respectively. Compensation expense for 2001 includes $4 million to accelerate the vesting of restricted stock grants and stock options held by Cabot's former Chief Executive Officer and Chief Financial Officer. The $4 million charge is included in special items on the consolidated statement of income. The Compensation Committee of the Board of Directors voted on July 14, 2000 to accelerate the vesting of both the restricted stock grants and the stock options held by employees of Cabot Microelectronics and Cabot Liquefied Natural Gas. As a result, the compensation charge for fiscal 2000 includes a $2 million charge related to the accelerated vesting of those restricted stock grants, which has been included in discontinued operations.

  RESTRICTED STOCK

     The following table summarizes the plans' restricted stock activity from September 30, 1998 through September 30, 2001:

                                                                           WEIGHTED-
                                                                            AVERAGE
                                                              RESTRICTED   PURCHASE
                                                                STOCK        PRICE
                                                              ----------   ---------
                                                              (SHARES IN THOUSANDS)
Outstanding at September 30, 1998...........................     2,501      $16.27
Granted.....................................................     1,034        9.19
Vested......................................................      (733)      11.48
Canceled....................................................      (135)       9.60
                                                                ------
Outstanding at September 30, 1999...........................     2,667      $11.08
Granted.....................................................     1,497        8.85
Vested......................................................      (875)      12.43
Canceled....................................................      (217)      10.75
                                                                ------
Outstanding at September 30, 2000...........................     3,072      $11.35
Granted.....................................................     1,169       12.64
Vested......................................................    (1,204)      13.60
Canceled....................................................      (113)      13.80
                                                                ------
Outstanding at September 30, 2001...........................     2,924      $10.96
                                                                ======

  STOCK-BASED COMPENSATION

     The following table summarizes the plans' restricted stock activity from September 30, 1998 through September 30, 2001:

                                                                           WEIGHTED-
                                                                            AVERAGE
                                                               STOCK       EXERCISE
                                                              OPTIONS        PRICE
                                                              -------      ---------
                                                              (OPTIONS IN THOUSANDS)
Outstanding at September 30, 1998...........................   1,322        $16.26
Granted.....................................................     582         27.00
Exercised...................................................    (209)         9.73
Canceled....................................................     (50)        27.96
                                                               -----
Outstanding at September 30, 1999...........................   1,645        $20.53
Granted.....................................................     435         24.44
Exercised...................................................    (685)        10.98
Canceled....................................................    (179)        27.41
Adjustment due to Cabot Microelectronics spin-off...........     910
                                                               -----

                                                                           WEIGHTED-
                                                                            AVERAGE
                                                               STOCK       EXERCISE
                                                              OPTIONS        PRICE
                                                              -------      ---------
                                                              (OPTIONS IN THOUSANDS)
Outstanding at September 30, 2000...........................   2,126        $15.07
Granted.....................................................     284         34.87
Exercised...................................................    (437)        12.46
Canceled....................................................    (117)        15.70
                                                               -----
Outstanding at September 30, 2001...........................   1,856        $18.67
                                                               =====

     Options outstanding at September 30, 2001, were as follows:

                                           OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                   ------------------------------------   -----------------------
                                                    WEIGHTED-AVERAGE
                                                 ----------------------
                                                             REMAINING                  WEIGHTED-
                                    THOUSANDS               CONTRACTUAL    THOUSANDS     AVERAGE
                                   OF OPTIONS    EXERCISE      LIFE       OF OPTIONS    EXERCISE
RANGE OF EXERCISE PRICE            OUTSTANDING    PRICE       (YEARS)     EXERCISABLE     PRICE
-----------------------            -----------   --------   -----------   -----------   ---------
10.83-13.70......................       149       $11.07       3.75            12        $13.70
15.50-15.57......................     1,199       $15.53       3.39            --            --
20.27-34.87......................       508       $28.31       3.65           228        $20.27
                                      -----                                   ---
Total Options....................     1,856                                   240
                                      =====                                   ===

     Due to the fiscal 2000 spin-off of Cabot Microelectronics, Cabot adjusted the exercise price and number of options outstanding at September 30, 2000 to maintain the same intrinsic value as prior to the spin-off. The estimated weighted-average fair value of the options granted during fiscal 2001, 2000 and 1999 were $7.06, $7.06 and $8.24, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                             YEARS ENDED SEPTEMBER 30
                                                            ---------------------------
                                                             2001      2000      1999
                                                            -------   -------   -------
Expected stock price volatility...........................       49%       39%       35%
Risk free interest rate...................................      4.5%      6.5%      5.4%
Expected life of options..................................  3 years   4 years   4 years
Expected annual dividends.................................    $0.48     $0.44     $0.44

     If the fair value method prescribed by FAS No. 123 had been used, Cabot's pro forma net income and pro forma net income per common share for fiscal 2001, 2000 and 1999 would have been as follows:

                                                              YEARS ENDED SEPTEMBER 30
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Net income -- pro forma (in millions).......................  $ 122    $ 451    $  96
Net income per common share -- pro forma:
  Basic.....................................................  $1.91    $7.00    $1.45
  Diluted...................................................  $1.63    $6.18    $1.29

     The effects of applying the fair value method in this pro forma disclosure are not indicative of future amounts. The fair value method does not apply to awards prior to 1995 and additional awards in future years are anticipated.

NOTE K  STOCKHOLDERS' EQUITY

     The following table summarizes Cabot's stock activity:

                                                                YEARS ENDED SEPTEMBER 30
                                                            --------------------------------
                                                             2001         2000         1999
                                                            ------       ------       ------
                                                            (PREFERRED SHARES IN THOUSANDS)
                                                              (COMMON SHARES IN MILLIONS)
Preferred Stock
  Beginning of year.......................................    75           75           75
                                                              --           --           --
     End of year..........................................    75           75           75
                                                              ==           ==           ==
Preferred Treasury Stock
  Beginning of year.......................................    13           10            9
  Purchased preferred treasury stock......................     3            3            1
                                                              --           --           --
     End of year..........................................    16           13           10
                                                              ==           ==           ==
Common Stock
  Beginning of year.......................................    68           67           67
  Issued common stock.....................................     2            3            2
  Purchased and retired common stock......................    (7)          (2)          (2)
                                                              --           --           --
     End of year..........................................    63           68           67
                                                              ==           ==           ==

     In May 2001, 2000, and 1999, Cabot adopted a stock purchase assistance plan whereby Cabot may extend credit to purchase restricted shares of Cabot Corporation common stock awarded under Cabot's 1999 Equity Incentive Plans to those participants in Cabot's 2001, 2000 and 1999 Long-Term Incentive Programs. These full recourse notes bear interest at 6% per annum on a principal amount of up to 30% of the aggregate fair market value of such purchased stock on the day of grant. Interest is payable quarterly and principal is due on various dates through May 2004. On June 30, 1999, Cabot purchased, from a financial institution, loans to Cabot employees totaling $18 million. These loans were made to help finance the purchase of restricted shares of Cabot Corporation common stock under Cabot's Long-Term Incentive Program.

     In September 2000, the Board of Directors authorized Cabot to purchase up to 10 million shares of Cabot's common stock superseding the previous authorization issued in January 2000. Approximately 7 million shares have been purchased under this new authorization at November 30, 2001.

     In January 2000, the Board of Directors authorized Cabot to purchase up to 4 million shares of Cabot's common stock, superseding the previous authorization issued in September 1998. Also in September, 1998, the Board of Directors adopted a resolution to retire and restore to the status of authorized, but unissued, both the entire balance of shares of common stock classified as common treasury stock and all subsequent acquisitions/purchases effective September 30, 1998.

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

  COMPREHENSIVE INCOME

     The pre-tax, tax, and after-tax effects of the components of other comprehensive income are shown below:

                                                              YEARS ENDED SEPTEMBER 30
                                                              -------------------------
                                                              PRE-TAX   TAX   AFTER-TAX
                                                              -------   ---   ---------
                                                                (DOLLARS IN MILLIONS)
1999
Foreign currency translation adjustments....................   $(17)    $--     $(17)
Unrealized gain on marketable equity securities:
  Unrealized holding loss arising during the period.........    (10)     3        (7)
  Less: reclassification adjustment for gain realized in net
     income.................................................    (11)     4        (7)
                                                               ----     --      ----
  Change in unrealized gain.................................    (21)     7       (14)
                                                               ----     --      ----
Other comprehensive income (loss)...........................   $(38)    $7      $(31)
                                                               ====     ==      ====
2000
Foreign currency translation adjustments....................   $(58)    $--     $(58)
Unrealized holding gain arising during the period...........      1     --         1
                                                               ----     --      ----
Other comprehensive income (loss)...........................   $(57)    $--     $(57)
                                                               ====     ==      ====
2001
Foreign currency translation adjustments....................   $(26)    $--     $(26)
Unrealized holding gain arising during the period...........      2     --         2
                                                               ----     --      ----
Other comprehensive income (loss)...........................   $(24)    $--     $(24)
                                                               ====     ==      ====

     The balance of related after-tax components comprising accumulated other comprehensive income (loss) are summarized below:

                                                                   SEPTEMBER 30
                                                              -----------------------
                                                               2001     2000    1999
                                                              ------   ------   -----
                                                               (DOLLARS IN MILLIONS)
Foreign currency translation adjustments....................  $(131)   $(105)   $(47)
Unrealized holding gain on marketable equity securities.....      6        4       3
                                                              -----    -----    ----
Accumulated other comprehensive income (loss)...............  $(125)   $(101)   $(44)
                                                              =====    =====    ====

NOTE L  EARNINGS PER SHARE

     Basic and diluted earnings per share ("EPS") were calculated as follows:

                                                               YEARS ENDED SEPTEMBER 30
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
                                                              (DOLLARS IN MILLIONS EXCEPT
                                                                  PER SHARE AMOUNTS)
BASIC EPS:
  Income available to common shares (numerator).............   $ 121     $ 450     $  94
                                                               =====     =====     =====
  Weighted-average common shares outstanding................      65        67        67
  Less: contingently issuable shares(a).....................      (3)       (3)       (3)
                                                               -----     -----     -----
  Adjusted weighted-average shares (denominator)............      62        64        64
                                                               =====     =====     =====
  Basic EPS.................................................   $1.94     $7.04     $1.47
                                                               =====     =====     =====

                                                               YEARS ENDED SEPTEMBER 30
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
                                                              (DOLLARS IN MILLIONS EXCEPT
                                                                  PER SHARE AMOUNTS)
DILUTED EPS:
  Income available to common shares.........................   $ 121     $ 450     $  94
  Dividends on preferred stock..............................       3         3         3
  Less: income impact of assumed conversion of preferred
     stock..................................................      --        (2)       (2)
                                                               -----     -----     -----
  Income available to common shares plus assumed conversions
     (numerator)............................................   $ 124     $ 451     $  95
                                                               =====     =====     =====
  Weighted-average common shares outstanding................      65        67        67
  Effect of dilutive securities:
     Conversion of Preferred Stock..........................       9         6         6
     Conversion of incentive stock options(b)...............      --        --        --
                                                               -----     -----     -----
  Adjusted weighted-average shares (denominator)............      74        73        73
                                                               =====     =====     =====
  Diluted EPS...............................................   $1.66     $6.20     $1.31
                                                               =====     =====     =====

---------------

(a) Represents restricted stock issued under Cabot Equity Incentive Plans.

(b) Options to purchase 2 million shares of common stock with a weighted-average exercise price of $16.61 were outstanding at September 30, 2000, but were not included in the computation of diluted EPS, because the options' exercise price was greater than the average market price of the common shares, adjusted for the spin-off of Cabot Microelectronics Corporation. At September 30, 2001, the average fair value of Cabot's stock price exceeded the exercise price of all options outstanding. As such, all options outstanding have been included in the calculation of diluted earnings per share.

NOTE M  INCOME TAXES

     Income before income taxes was as follows:

                                                              YEARS ENDED SEPTEMBER 30
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
                                                               (DOLLARS IN MILLIONS)
Income from continuing operations:
  Domestic..................................................   $ 66     $ 54     $ 18
  Foreign...................................................     84      103       95
                                                               ----     ----     ----
                                                                150      157      113
                                                               ----     ----     ----
Discontinued Operations:
  Income from operations of discontinued businesses.........     --       62       23
  Gain on sale of business..................................      5      487       --
                                                               ----     ----     ----
                                                                  5      549       23
                                                               ----     ----     ----
     Total..................................................   $155     $706     $136
                                                               ====     ====     ====

     Taxes on income consisted of the following:

                                                               YEARS ENDED SEPTEMBER 30
                                                              --------------------------
                                                               2001      2000      1999
                                                              ------    ------    ------
                                                                (DOLLARS IN MILLIONS)
U.S. federal and state:
  Current...................................................    $17      $ (3)      $ 5
  Deferred..................................................     (2)       16        (2)
                                                                ---      ----       ---
     Total..................................................     15        13         3
                                                                ---      ----       ---
Foreign:
  Current...................................................     29        43        39
  Deferred..................................................     (2)        1        (1)
                                                                ---      ----       ---
     Total..................................................     27        44        38
                                                                ---      ----       ---
       Total U.S. and foreign...............................     42        57        41
                                                                ---      ----       ---
Discontinued Operations:
  Income from operations of discontinued businesses.........     --        22         8
  Gain on sale of business..................................      2       178        --
                                                                ---      ----       ---
       Total Discontinued Operations........................      2       200         8
                                                                ---      ----       ---
     Total..................................................    $44      $257       $49
                                                                ===      ====       ===

     The provision for income taxes at Cabot's effective tax rate differed from the provision for income taxes at the statutory rate as follows:

                                                               YEARS ENDED SEPTEMBER 30
                                                              --------------------------
                                                               2001      2000      1999
                                                              ------    ------    ------
                                                                (DOLLARS IN MILLIONS)
Continuing Operations:
  Computed tax expense at the federal statutory rate........    $53      $ 55       $40
  Foreign income:
     Impact of taxation at different rates, repatriation and
       other................................................    (13)        2         3
     Impact of foreign losses for which a current tax
       benefit is not available.............................      1         1         4
  State taxes, net of federal effect........................      2        --        --
  Foreign sales corporation.................................     (2)       (1)       (2)
  U.S. and state benefits from research and experimentation
     activities.............................................     (1)       (1)       (2)
  Other, net................................................      2         1        (2)
                                                                ---      ----       ---
       Total Continuing Operations..........................     42        57        41
                                                                ---      ----       ---
Discontinued Operations:
  Income from operations of discontinued businesses.........     --        22         8
  Gain on sale of businesses................................      2       178        --
                                                                ---      ----       ---
       Total Discontinued Operations........................      2       200         8
                                                                ---      ----       ---
       Provision for income taxes...........................    $44      $257       $49
                                                                ===      ====       ===

     Significant components of deferred income taxes were as follows:

                                                                  SEPTEMBER 30
                                                              ---------------------
                                                               2001          2000
                                                              -------       -------
                                                              (DOLLARS IN MILLIONS)
Deferred tax assets:
  Depreciation and amortization.............................   $ 29          $ 30
  Pension and other benefits................................     68            56
  Environmental matters.....................................     11            13
  Special charges...........................................      5             7
  Investments...............................................     11            11
  State and local taxes.....................................     --             3
  Net operating loss and other tax carryforwards............     17            17
  Other.....................................................     26            26
                                                               ----          ----
     Subtotal...............................................    167           163
  Valuation allowances......................................    (11)          (10)
                                                               ----          ----
     Total deferred tax assets..............................   $156          $153
                                                               ====          ====
Deferred tax liabilities:
  Depreciation and amortization.............................   $ 86          $ 76
  Pension and other benefits................................     16            14
  Special charges...........................................      3             4
  Investments...............................................      1             1
  State and local taxes.....................................      1            --
  Other.....................................................    127           130
                                                               ----          ----
     Total deferred tax liabilities.........................   $234          $225
                                                               ====          ====

     The valuation allowance at September 30, 2001 and 2000 represents management's best estimate of the ultimate realization of the net deferred tax amounts. The deferred tax valuation allowance increased in 2001 by $1 million due to the uncertainty of the ultimate realization of certain future foreign tax benefits and net operating losses reflected as deferred tax assets.

     Approximately $62 million of net operating losses and other tax carryforwards remain at September 30, 2001. Of this amount, $30 million will expire in the years 2002 through 2008; $32 million can be carried forward indefinitely. The benefits of these carryforwards are dependent upon taxable income during the carryforward period in those foreign jurisdictions where they arose. Accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized.

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

NOTE N  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments for interest and taxes were as follows:

                                                               YEARS ENDED SEPTEMBER 30
                                                              --------------------------
                                                               2001      2000      1999
                                                              ------    ------    ------
                                                                (DOLLARS IN MILLIONS)
Income taxes paid...........................................   $197       $50       $59
Interest paid...............................................   $ 21       $38       $36

     Cabot issued restricted stock for notes receivable of $11 million, $10 million and $8 million in 2001, 2000 and 1999, respectively.

     During 2000, Cabot acquired the remaining 50% interest in a joint venture, previously accounted for under the equity method of accounting. Upon purchase of the additional interest, the value of the investment was allocated to the respective net assets. Also in 2000, Cabot spun-off its remaining equity interest in Cabot Microelectronics by distributing a special dividend to shareholders.

     During 1999, Cabot made a charitable contribution of equity securities worth $1 million.

NOTE O  COMMITMENTS & CONTINGENCIES

  LEASE COMMITMENTS

     Cabot leases certain transportation vehicles, warehouse facilities, office space, machinery, and equipment under operating cancelable and non-cancelable leases, most of which expire within ten years and may be renewed by Cabot. Rent expense under such arrangements for 2001, 2000, and 1999 totaled $11 million, $12 million and $14 million, respectively. Future minimum rental commitments under non-cancelable leases are as follows:

                                                              DOLLARS IN
                                                               MILLIONS
                                                              ----------
2002........................................................     $ 9
2003........................................................       8
2004........................................................       8
2005........................................................       8
2006........................................................       7
2007 and thereafter.........................................      29
                                                                 ---
Total future minimum rental commitments.....................     $69
                                                                 ===

  OTHER LONG-TERM COMMITMENTS

     Cabot has entered into long-term purchase agreements for various key raw materials in the performance materials business. The purchase commitments covered by these agreements aggregate approximately $287 million for the periods 2002 to 2005.

     During 2001, Cabot entered into long-term supply agreements ranging from three to five years, with certain performance material customers. The contracts provide such customers with agreed upon amounts of product at agreed upon prices.

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

     The Company has exposure to a safety respiratory products business that it acquired in April 1990. It disposed of that business in July 1995. In connection with its acquisition of the business, the Company agreed with the seller, American Optical Corporation, and another former owner of the business to share responsibility for legal costs, including settlements and judgments, in connection with a number of lawsuits and claims relating to the respirators. These lawsuits and claims typically involve allegations that the plaintiffs suffer from asbestosis or silicosis as a result, in part, from respirators that were negligently designed or labeled. It is management's opinion, that these judgments or suits should not result in final judgments or settlements that would have a material effect on Cabot's financial condition or results of operations.

     As of September 30, 2001 and 2000, Cabot had approximately $30 million and $38 million, respectively, reserved for environmental matters primarily related to divested businesses. The amount represents Cabot's current best estimate of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of cleanup required, alternative cleanup methods available, abilities of other responsible parties to contribute, and its interpretation of applicable laws and regulations applicable to each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Cabot is unable to reasonably estimate the amount of possible loss in excess of the accrued amount. Operating results included charges for environmental expense of $1 million in 2001, $3 million in 2000 and $4 million in 1999.

     In the opinion of Cabot, although final disposition of these suits and claims may impact Cabot's financial statements in a particular period, they will not, in the aggregate, have a material adverse effect on Cabot's financial position.

NOTE P  RISK MANAGEMENT

  MARKET RISK

     Cabot's principal risk management objective is to identify and monitor its exposure to changes in interest rates, foreign currency rates, commodity prices and Cabot's share price, in order to assess the impact that changes in each could have on future cash flow and earnings. Cabot manages these risks through normal operating and financial activities and, when deemed appropriate, through the use of derivative financial instruments. Gains or losses associated with financial instruments are generally offset by the changes in value of the underlying transaction. Market risk exposure to other financial instruments is not material to earnings, cash flow, or fair values.

     Cabot's risk management policy prohibits entering into financial instruments for speculative purposes. All instruments entered into by Cabot are reviewed and approved by Cabot's Risk Management Committee, which is charged with enforcing Cabot's risk management policy.

  INTEREST RATES

     Cabot's objective in managing its exposure to interest rate changes is to maintain an appropriate balance of fixed and variable rate debt and to match borrowing costs with the economics of Cabot's business cycles. Cabot may use interest rate swaps to adjust fixed and variable rate debt positions. Cabot did not enter into financial instruments to hedge interest rates during 2001 or 2000. Cabot settled its remaining interest rate swaps in January 2000. For 2000 and 1999 the gains or losses in interest income or expense associated with interest rate swaps were immaterial.

     In October of 2001, Cabot entered into interest rate swaps in an aggregate notional amount of $97 million in order to balance its mix of fixed and variable rate debt. The instruments mature on various dates through February 2007.

  FOREIGN CURRENCY

     Cabot's international operations are subject to certain risks, including currency fluctuations and government actions. Operations in each country are closely monitored so Cabot can respond to changing economic and political environments and to fluctuations in foreign currencies. Accordingly, Cabot utilizes short-term forward contracts to hedge receivables and payables denominated in currencies other than its foreign entities' functional currencies. In 2001, none of Cabot's forward contracts were designated as hedging instruments under FAS No. 133. Cabot monitors its foreign exchange exposures and adjusts its hedge position accordingly. Cabot's forward foreign exchange contracts are denominated primarily in the EURO, Japanese yen, British pound sterling, Canadian dollar, and Australian dollar.

     At September 30, 2001 and 2000, Cabot had $80 million and $60 million in foreign currency instruments outstanding, respectively. For 2001, 2000 and 1999, the net realized gain or (loss) associated with these types of instruments were $(2) million, $3 million and $(3) million, respectively. The net unrealized losses as of September 30, 2001 and 2000, based on the fair value of the instruments, were not material to each respective period, and have been recorded as expenses. Gains and losses associated with foreign exchange contracts are classified in other charges.

  SHARE REPURCHASES

     As a regular practice, Cabot repurchases its shares in order to offset dilution caused by issuing shares under its various employee stock plans. In addition, Cabot may repurchase its shares as a preferred method of returning excess cash to shareholders. From time to time, Cabot enters into derivative instruments in its stock in order to fix the price of stock for delivery at a future date. These agreements provide Cabot with the right to settle forward contracts in cash or an equivalent value of Cabot Corporation common stock. In 2001 Cabot purchased 100,000 shares of its common stock under share repurchase contracts, at an average price of $35 per share. At September 30, 2001 there were no open share repurchase contracts.

  COMMODITIES

     Cabot is exposed to price fluctuations in certain commodities, such as feedstock and natural gas. When it owned the LNG segment, from time to time, Cabot entered into commodity futures contracts, commodity price swaps, and/or option contracts to hedge a portion of firmly committed and anticipated transactions against natural gas price fluctuations. Cabot monitored its exposure to ensure the overall effectiveness of its hedge positions. In 2000, Cabot realized a $1 million loss on futures contracts. In 1999, Cabot realized gains associated with futures of $2 million and realized losses associated with options of $2 million. At September 30, 2001 and 2000, no contracts were outstanding.

  CONCENTRATION OF CREDIT

     Financial instruments that subject Cabot to concentrations of credit risk consist principally of trade receivables. Tire manufacturers and customers of the Performance Materials business comprise significant portions of Cabot's trade receivable balance. The majority of these receivables were current at September 30, 2001. At September 30, 2001 and 2000, Cabot had trade receivables of approximately $88 million and $89 million, respectively, from tire manufacturers. Cabot's exposure to credit risk associated with nonpayment by tire manufacturers is affected by conditions or occurrences within the tire industry.

NOTE Q  FINANCIAL INFORMATION BY SEGMENT & GEOGRAPHIC AREA

  SEGMENT INFORMATION

     During 1999, Cabot reorganized into market-focused strategic business units ("SBUs"), each having responsibility for individual global marketing strategies, day-to-day business operations, and new product development. Under FAS No. 131, these SBUs aggregate into three reportable segments: Chemical Businesses (which includes carbon black, fumed metal oxides, and inkjet colorants), Performance Materials, and Specialty Fluids. Cabot was organized into SBUs to better direct its technical strengths and focus on key markets. Cabot's business segment reporting under FAS No. 131 is consistent with the changes in its financial reporting structure incorporated in Cabot's management reporting.

     The Chemical Businesses produce carbon black, fumed metal oxides and inkjet colorants. Carbon black is a fine particle used as an agent for rubber reinforcement, pigmentation, conductivity or UV protection. Carbon black is produced in a wide variety of commodity and specialty grades. Some of the end products which use carbon black include tires, rubber hoses, roofing materials, inks, paints, and sealants. Fumed metal oxides are ultra fine, high-purity particles used as reinforcing, thickening, abrasive, thixotropic, suspending or anti-caking agents. The automotive, construction, microelectronics and consumer products industries use fumed metal oxides in their sealants, toners, insulations, composites, and cosmetics. Inkjet colorants are high-purity black pigment dispersions, used in inkjet printing applications.

     The Performance Materials segment produces tantalum, niobium and their alloys for the electronic materials and refractory metals industries. Tantalum, which accounts for the majority of this segment's sales, is produced in various forms, including powder and wire for electronic capacitors. Tantalum, niobium and their alloys are also produced in wrought form for non-electronic applications, such as chemical process equipment, the production of superalloys, and for various other industrial and aerospace applications.

     The Specialty Fluids segment produces cesium formate as a drilling and completion fluid for use in high pressure and high temperature oil and gas well operations. Cesium formate is a solids-free high density fluid that has a low viscosity, permitting it to flow readily in oil and gas wells. The fluid is resistant to high temperatures, does not damage producing reservoirs and is readily biodegradable.

     The accounting policies of the segments are the same as those described in the summary of "Significant Accounting Policies." Exceptions are noted as follows and are incorporated in the tables on the following page. Revenues from external customers for certain operating segments within the Chemical Businesses include 100% of equity affiliate sales. Transfers of ore to Performance Materials from Specialty Fluids are generally valued at market-based prices, and revenues generated by these transfers are shown as segment revenues from external customers. Segment profit is a measure used by Cabot's chief operating decision makers to measure consolidated operating results and assess segment performance. Cabot evaluates the performance of its segments and allocates resources based on segment profit or loss before tax ("PBT"), including equity in net income of affiliated companies, but excluding special items (Note B), gains on the sale of equity securities, and foreign currency transaction gains and losses. Costs related to divested businesses and interest expense are not allocated to operating segments. Cash, short-term investments, investments other than equity basis, income taxes receivable, deferred taxes, and headquarters' assets are included in Unallocated and Other. Expenditures for additions to long-lived assets include total equity and other investments (including available-for-sale securities), property, plant and equipment, and intangible assets.

     Financial information by segment was as follows:

                                     CHEMICAL    PERFORMANCE   SPECIALTY   SEGMENT   UNALLOCATED    CONSOLIDATED
                                    BUSINESSES    MATERIALS     FLUIDS      TOTAL    AND OTHER(1)      TOTAL
                                    ----------   -----------   ---------   -------   ------------   ------------
                                                               (DOLLARS IN MILLIONS)
YEARS ENDED SEPTEMBER 30
2001
Revenues from external
  customers(2)....................    $1,335        $329          $27      $1,691        $(21)         $1,670
Depreciation and amortization.....        98          10            4         112           3             115
Equity in net income of affiliated
  companies.......................         5          15           --          20          --              20
Profit (loss) from continuing
  operations before taxes(4)......       121          78           --         199         (49)            150
Assets(5).........................     1,155         249           55       1,459         460           1,919
Investment in equity-basis
  affiliates......................        47          29           --          76          --              76
Total expenditures for additions
  to long-lived assets(6).........        87          25            3         115          18             133

                                     CHEMICAL    PERFORMANCE   SPECIALTY   SEGMENT   UNALLOCATED    CONSOLIDATED
                                    BUSINESSES    MATERIALS     FLUIDS      TOTAL    AND OTHER(1)      TOTAL
                                    ----------   -----------   ---------   -------   ------------   ------------
                                                               (DOLLARS IN MILLIONS)
2000
Revenues from external
  customers(2)....................    $1,360        $215          $20      $1,595        $(21)         $1,574
Depreciation and
  amortization(3).................       105           9            2         116          13             129
Equity in net income of affiliated
  companies.......................         5           8           --          13          --              13
Profit (loss) from continuing
  operations before taxes(4)......       180          38           (3)        215         (58)            157
Assets(5).........................     1,168         195           47       1,410         724           2,134
Investment in equity-basis
  affiliates......................        47          27           --          74          --              74
Total expenditures for additions
  to long-lived assets(6).........        87          12            1         100          53             153
1999
Revenues from external
  customers(2)....................    $1,224        $187          $12      $1,423        $(18)         $1,405
Depreciation and
  amortization(3).................       104           8            4         116           9             125
Equity in net income of affiliated
  companies.......................         8           5           --          13          --              13
Profit (loss) from continuing
  operations before taxes(4)......       163          30           (3)        190         (77)            113
Assets(5).........................     1,244         205           50       1,499         343           1,842
Investment in equity-basis
  affiliates......................        52          20           --          72          --              72
Total expenditures for additions
  to long-lived assets(6).........       114           9            3         126          46             172

---------------

(1) Unallocated and Other includes certain corporate items and eliminations that are not allocated to the operating segments.

(2) Revenues from external customers for certain operating segments include 100% of equity affiliate sales and transfers of materials at cost and at market-based prices. Unallocated and Other reflects an adjustment for these equity affiliate sales and interoperating segment revenues and includes royalties paid by equity affiliates offset by external shipping and handling fees:

                                                          2001   2000   1999
                                                          ----   ----   ----
Equity affiliate sales..................................  $(63)  $(74)  $(69)
Royalties paid by equity affiliates.....................     6      6      7
Shipping and handling fees..............................    44     57     51
Interoperating segment revenues.........................    (8)   (10)    (7)
                                                          ----   ----   ----
     Total..............................................  $(21)  $(21)  $(18)
                                                          ====   ====   ====

(3) Unallocated and Other includes depreciation and amortization for the discontinued segments, Cabot LNG and Cabot Microelectronics, amounting to $9 million and $7 million for the fiscal years 2000 and 1999, respectively.

(4) Profit or loss from continuing operations before taxes for Unallocated and Other includes:

                                                          2001   2000   1999
                                                          ----   ----   ----
Interest expense........................................  $(32)  $(33)  $(39)
Gain on sale of equity securities.......................    --     --     10
Corporate governance costs/other expenses, net(a).......    27     (1)    (8)
Equity in net income of affiliated companies............   (20)   (13)   (13)
Foreign currency transaction gains (losses)(b)..........    (3)    (1)    (1)
Special charges (Note B)................................   (21)   (10)   (26)
                                                          ----   ----   ----
     Total..............................................  $(49)  $(58)  $(77)
                                                          ====   ====   ====

---------------

        (a) Corporate governance costs/other expenses, net includes costs previously allocated to discontinued segments reduced by investment income.

        (b) Net of other hedging activity.

(5) Unallocated and Other assets includes cash, short-term investments, investments other than equity basis, income taxes receivable, deferred taxes, and headquarters' assets. Also included are the assets for the discontinued segments, Cabot LNG and Cabot Microelectronics, amounting to $237 million for fiscal year 1999.

(6) Expenditures for additions to long-lived assets include total equity and other investments (including available-for-sale securities), property, plant and equipment, and intangible assets. In addition, included in Unallocated and Other are the expenditures for additions to long-lived assets for the discontinued segments, Cabot LNG and Cabot Microelectronics, amounting to $45 million and $39 million for the fiscal years 2000 and 1999, respectively.

  GEOGRAPHIC AREA INFORMATION

     Sales are attributed to the United States and to all foreign countries based on the customer location (region of sale) and not on geographic location from which goods were shipped (region of manufacture). Revenues from external customers attributable to an individual country, other than the United States, were not material for disclosure. No single country other than the United States has material long-lived assets. No customer represented 10% or more of Cabot's revenues.

     Revenues from external customers and long-lived asset information by geographic area are summarized as follows:

                                                              UNITED   ALL FOREIGN   CONSOLIDATED
                                                              STATES    COUNTRIES       TOTAL
                                                              ------   -----------   ------------
                                                                     (DOLLARS IN MILLIONS)
YEARS ENDED SEPTEMBER 30
2001
Revenues from external customers............................   $757       $913          $1,670
Long-lived assets(1)........................................    397        536             933
2000
Revenues from external customers............................   $671       $903          $1,574
Long-lived assets(1)........................................    391        537             928
1999
Revenues from external customers............................   $564       $841          $1,405
Long-lived assets(1)........................................    525        638           1,163

---------------

(1) Long-lived assets include total equity and other investments, (including available-for-sale securities), net property, plant and equipment, and net intangible assets.

NOTE R  UNAUDITED QUARTERLY FINANCIAL INFORMATION

     Unaudited financial results, by quarter for the fiscal years ended September 30, 2001 and 2000, are summarized below and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations. Certain items have been reclassified to reflect global changes in Cabot's organization during the year. Results for fiscal 2000 reflect Cabot Microelectronics Corporation and Cabot Liquefied Natural Gas as discontinued operations.

                                             DECEMBER   MARCH     JUNE      SEPTEMBER      YEAR
                                             --------   -----     -----     ---------     ------
                                               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
FISCAL 2001
Net sales..................................   $ 395     $458      $ 436       $ 381       $1,670
Cost of sales..............................     305      339        316         276        1,237
Net income from continuing operations......      28       28(a)      38(b)       27(c)       121
Gain on sale of discontinued business, net
  of income taxes..........................      --        3         --          --            3
Income applicable to common shares.........   $  27     $ 30      $  38       $  26       $  121
                                              =====     =====     =====       =====       ======
Income from continuing operations per
  common share (diluted)...................   $0.37     $0.36     $0.51       $0.38         1.62
Gain on sale of discontinued business per
  common share (diluted)...................      --     0.04         --          --         0.04
Income per common share (diluted)..........   $0.37     $0.40     $0.51       $0.38         1.66
                                              =====     =====     =====       =====       ======
FISCAL 2000
Net sales..................................   $ 377     $397      $ 414       $ 387       $1,574
Cost of sales..............................     268      291        311         294        1,164
Net income from continuing operations......      31       28         38(d)       11(e)       108
Net income from discontinued operations....       7       13          8           8           36
Gain on sale of discontinued business, net
  of income taxes..........................      --       --         --         309          309
Income applicable to common shares.........   $  37     $ 40      $  45       $ 328       $  450
                                              =====     =====     =====       =====       ======
Income from continuing operations per
  common share (diluted)...................   $0.41     $0.39     $0.51       $0.15       $ 1.46
Income from discontinued operations per
  common share (diluted)...................    0.09     0.18       0.11        0.11         0.49
Gain on sale of discontinued business per
  common share (diluted)...................      --       --         --        4.24         4.25
                                              -----     -----     -----       -----       ------
Income per common share (diluted)..........   $0.50     $0.57     $0.62       $4.50       $ 6.20
                                              =====     =====     =====       =====       ======

---------------

(a) Includes a charge related to the retirement of the Chief Executive Officer. Included in the charge is $10 million relating to the accelerated vesting of shares issued under the Long Term Incentive Compensation Plan and a $7 million cash payment.

(b) Includes a $3 million charge to accelerate the vesting of shares issued under the Long Term Incentive Compensation Plan and a $1 million cash payout related to the resignation of the Chief Financial Officer.

(c) Includes a $2 million charge related to the discontinuance of a toll manufacturing agreement and benefits of a $1 million insurance recovery and a $1 million recovery of costs related to one of the 2000 plant closings.

(d) Includes an $8 million insurance recovery.

(e) Includes an $18 million charge for the closure of two facilities, a $2 million environmental charge, and a benefit of a $2 million insurance recovery.

                  SELECTED FINANCIAL DATA -- FIVE YEAR SUMMARY

                                                             YEARS ENDED SEPTEMBER 30
                                                    ------------------------------------------
                                                     2001     2000     1999     1998     1997
                                                    ------   ------   ------   ------   ------
                                                         (DOLLARS IN MILLIONS, EXCEPT PER
                                                          SHARE AMOUNTS AND OTHER DATA)
CONSOLIDATED INCOME
Revenues:
  Net sales and other operating revenues..........  $1,670   $1,574   $1,405   $1,443   $1,450
  Interest and dividend income....................      28        6        4        5        7
                                                    ------   ------   ------   ------   ------
     Total revenues...............................   1,698    1,580    1,409    1,448    1,457
                                                    ------   ------   ------   ------   ------
Costs and expenses:
  Cost of sales...................................   1,237    1,164      991      985    1,011
  Selling and administrative expenses.............     208      173      186      187      192
  Research and technical service..................      48       43       58       70       72
  Interest expense................................      32       33       39       36       37
  Special items(a)................................      21       10       26       85       18
  Gain on sale of assets..........................      --       --      (10)     (90)      --
  Other charges, net..............................       2       --        6       16       15
                                                    ------   ------   ------   ------   ------
     Total costs and expenses.....................   1,548    1,423    1,296    1,289    1,345
                                                    ------   ------   ------   ------   ------
Income before income taxes........................     150      157      113      159      112
Provision for income taxes........................     (42)     (57)     (41)     (57)     (40)
Equity in net income of affiliated companies......      20       13       13       17       20
Minority interest.................................      (7)      (5)      (3)      (3)      (2)
                                                    ------   ------   ------   ------   ------
Income from continuing operations.................     121      108       82      116       90
Discontinued operations:(b)
  Income from operations of discontinued
     businesses, net of income taxes..............      --       36       15        6        3
  Gain on sale of business, net of income
     taxes(c).....................................       3      309       --       --       --
                                                    ------   ------   ------   ------   ------
     Net income...................................  $  124   $  453   $   97   $  122   $   93
                                                    ------   ------   ------   ------   ------
COMMON SHARE DATA
Diluted Net Income:
  Continuing operations...........................    1.62     1.46     1.11     1.53     1.15
Discontinued operations:
  Income from operations of discontinued
     businesses...................................      --     0.49     0.20     0.08     0.04
  Gain on sale of business........................    0.04     4.25       --       --       --
                                                    ------   ------   ------   ------   ------
Net Income........................................    1.66     6.20     1.31     1.61     1.19
                                                    ------   ------   ------   ------   ------
Dividends.........................................    0.48     0.44     0.44     0.42     0.40
Stock prices(d)
  High............................................   41.35    21.97    18.05    22.31    16.72
  Low.............................................   18.56    10.55    11.37    12.48    12.56
  Close...........................................   39.90    18.19    13.63    14.31    15.46
Average diluted shares outstanding -- millions....      74       73       73       75       77
Shares outstanding at year end -- millions........      63       68       67       67       69

                                                             YEARS ENDED SEPTEMBER 30
                                                    ------------------------------------------
                                                     2001     2000     1999     1998     1997
                                                    ------   ------   ------   ------   ------
                                                         (DOLLARS IN MILLIONS, EXCEPT PER
                                                          SHARE AMOUNTS AND OTHER DATA)
CONSOLIDATED FINANCIAL POSITION
Total current assets..............................  $  968   $1,190   $  659   $  619   $  613
Net property, plant and equipment.................     807      806    1,024      978      922
Other assets......................................     144      138      159      208      291
                                                    ------   ------   ------   ------   ------
     Total assets.................................  $1,919   $2,134   $1,842   $1,805   $1,826
                                                    ------   ------   ------   ------   ------
Total current liabilities.........................  $  291   $  494   $  450   $  536   $  543
Long-term debt....................................     419      329      419      316      286
Other long-term liabilities and minority
  interest........................................     259      264      267      247      269
Stockholders' equity..............................     950    1,047      706      706      728
                                                    ------   ------   ------   ------   ------
     Total liabilities and stockholders' equity...  $1,919   $2,134   $1,842   $1,805   $1,826
                                                    ------   ------   ------   ------   ------
Working capital...................................  $  677   $  696   $  209   $   83   $   70
                                                    ------   ------   ------   ------   ------
SELECTED FINANCIAL RATIOS
Income from continuing operations as a percentage
  of sales........................................       7%       7%       6%       8%       6%
Return on average stockholders' equity............      12%      58%      13%      16%      12%
Net debt to capitalization ratio..................       9%     (29)%     44%      43%      43%

---------------

(a) Special Items for 2001 include a $2 million charge related to the discontinuance of a toll manufacturing agreement and benefits of a $1 million insurance recovery and a $1 million recovery of costs related to one of the 2000 plant closings. Additionally results include a $10 million and $3 million charge to accelerate the vesting of the shares under the Long Term Incentive Compensation Plan, and a $7 million and $1 million cash payment related to the retirement of the Chief Executive Officer and the resignation of the Chief Financial Officer, respectively. The 2000 special items reflect an $18 million charge for the closure of two plants, a $2 million environmental charge, and a benefit of a $10 million insurance recovery. Special items in 1999 include a $26 million charge for cost reduction initiatives and capacity utilization and a $10 million gain from the sale of 1 million shares of K N Energy, Inc. Special items for 1998 include a $60 million asset impairment charge in the Chemical Businesses, a $25 million write-off of a tantalum ore recovery project in the Performance Material segment and a $90 million gain from the sale of the 2 million shares of K N Energy, Inc. Special items for 1997 include an $18 million charge related to cost reduction programs in the Chemical Businesses and the Performance Materials segment.

(b) The Liquefied Natural Gas (LNG) and Cabot Microelectronics segments are presented as Discontinued Operations.

(c) Gain from the sale of the Liquefied Natural Gas (LNG) segment net of tax.

(d) The stock prices presented above are adjusted to reflect the fiscal 2000 stock dividend distribution of Cabot's ownership in Cabot Microelectronics.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cabot Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Cabot Corporation and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
October 23, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required regarding the executive officers of Cabot is included at the end of Part I in the table following Item 4 captioned "Executive Officers of the Registrant." Certain information required regarding the directors of Cabot is contained in the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders ("Proxy Statement") under the heading "Certain Information Regarding Directors." Certain information required regarding the failure of any person subject to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to timely file reports required by
Section 16(a) of the Exchange Act is contained in the Proxy Statement under the heading "Compliance with Section 16(a) of the Exchange Act." All of such information is incorporated herein by reference from the Proxy Statement.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements. The following appear in Item 8 in this annual report on Form 10-K for the fiscal year ended September 30, 2001:

                             DESCRIPTION                           PAGE
                             -----------                           ----
(1)  Consolidated Balance Sheets at September 30, 2001 and
     2000........................................................   25
(2)  Consolidated Statements of Income for each of the three
     fiscal years in the period ended September 30, 2001.........   27
(3)  Consolidated Statements of Cash Flows for each of the three
     fiscal years in the period ended September 30, 2001.........   28
(4)  Consolidated Statements of Changes in Stockholders'
     Equity......................................................   29
(5)  Notes to Consolidated Financial Statements..................   31
(6)  Report of Independent Accountants relating to the
     Consolidated Financial Statements listed above..............   60

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

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

  EXHIBIT
  NUMBER                                   DESCRIPTION
  -------                                  -----------
 3(a)          --  Certificate of Incorporation of Cabot Corporation restated
                   effective October 24, 1983, as amended February 14, 1985,
                   December 3, 1986, February 19, 1987, November 18, 1988,
                   November 24, 1995 and March 12, 1996 (incorporated herein by reference to Exhibit 3(a) of Cabot's Annual Report on Form
                   10-K for the year ended September 30, 1996, file reference
                   1-5667, filed with the Commission on December 24, 1996).
 3(b)          --  The By-laws of Cabot Corporation as of January 11, 1991
                   (incorporated herein by reference to Exhibit 3(b) of Cabot's
                   Annual Report on Form 10-K for the year ended September 30,
                   1991, file reference 1-5667, filed with the Commission on
                   December 27, 1991).
 4(a)          --  Rights Agreement, dated as of November 10, 1995, between
                   Cabot Corporation and The First National Bank of Boston as
                   Rights Agent (incorporated herein by reference to Exhibit 1 of Cabot's Registration Statement on Form 8-A, file
                   reference 1-5667, filed with the Commission on November 13,
                   1995).
 4(b)(i)       --  Indenture, dated as of December 1, 1987, between Cabot
                   Corporation and The First National Bank of Boston, Trustee
                   (incorporated herein by reference to Exhibit 4 of Amendment
                   No. 1 to Cabot's Registration Statement on Form S-3,
                   Registration No. 33-18883, filed with the Commission on
                   December 10, 1987).
 4(b)(ii)      --  First Supplemental Indenture dated as of June 17, 1992, to
                   Indenture, dated as of December 1, 1987, between Cabot
                   Corporation and The First National Bank of Boston, Trustee
                   (incorporated by reference to Exhibit 4.3 of Cabot's
                   Registration Statement on Form S-3, Registration Statement
                   No. 33-48686, filed with the Commission on June 18, 1992).
 4(b)(iii)     --  Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust
                   Company, Trustee (incorporated herein by reference to
                   Exhibit 4 of Cabot's Quarterly Report on Form 10-Q for the
                   quarterly period ended December 31, 1996, file reference
                   1-5667, filed with the Commission on February 14, 1997).
 4(b)(iv)      --  Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust
                   Company, Trustee (incorporated herein by reference to
                   Exhibit 4.1 of Cabot's Current Report on Form 8-K, dated
                   November 20, 1998, file reference 1-5667, filed with the
                   Commission on November 20, 1998).
10(a)          --  Credit Agreement, dated as of July 13, 2001, among Cabot
                   Corporation, the banks listed therein and Fleet National
                   Bank, as Agent, filed herewith.
10(b)(i)*      --  1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 28 of Cabot's Registration Statement on Form S-8,
                   Registration No. 333-03683, filed with the Commission on May
                   14, 1996).
10(b)(ii)*     --  1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot's Quarterly Report on Form 10-Q for
                   the quarterly period ended March 31, 1999, file reference
                   1-5667, filed with the Commission on May 17, 1999).
10(b)(iii)*    --  Amendments to Cabot Corporation 1996 and 1999 Equity
                   Incentive Plans, dated May 12, 2000 (incorporated herein by reference to Exhibit 10 of Cabot's Quarterly Report on Form
                   10-Q for the quarterly period ended March 31, 2000, file
                   reference 1-5667, filed with the Commission on May 15,
                   2000).
10(c)          --  Note Purchase Agreement between John Hancock Mutual Life
                   Insurance Company, State Street Bank and Trust Company, as
                   trustee for the Cabot Corporation Employee Stock Ownership
                   Plan, and Cabot Corporation, dated as of November 15, 1988
                   (incorporated by reference to Exhibit 10(c) of Cabot's
                   Annual Report on Form 10-K for the year ended September 30,
                   1988, file reference 1-5667, filed with the Commission on
                   December 29, 1988).

  EXHIBIT
  NUMBER                                   DESCRIPTION
  -------                                  -----------
10(d)(i)*      --  Supplemental Cash Balance Plan (incorporated herein by reference to Exhibit 10(e)(i) of Cabot's Annual Report on
                   Form 10-K for the year ended September 30, 1994, file
                   reference 1-5667, filed with the Commission on December 22,
                   1994).
10(d)(ii)*     --  Supplemental Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10(e)(ii) of Cabot's Annual
                   Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December
                   22, 1994).
10(d)(iii)*    --  Supplemental Retirement Incentive Savings Plan (incorporated herein by reference to Exhibit 10(e)(iii) of Cabot's Annual
                   Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December
                   22, 1994).
10(d)(iv)*     --  Supplemental Employee Benefit Agreement with John G.L. Cabot
                   (incorporated herein by reference to Exhibit 10(f) of
                   Cabot's Annual Report on Form 10-K for the year ended
                   September 30, 1987, file reference 1-5667, filed with the
                   Commission on December 28, 1987).
10(d)(v)*      --  Cabot Corporation Deferred Compensation Plan dated January
                   1, 1995 (incorporated herein by reference to Exhibit
                   10(e)(v) of Cabot's Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the Commission on December 29, 1995).
10(d)(vi)*     --  Amendment 1997-I to Cabot Corporation Deferred Compensation
                   Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot's Annual Report on Form 10-K
                   for the year ended September 30, 1997, file reference
                   1-5667, filed with the Commission on December 24, 1997).
10(e)          --  Group Annuity Contract No. GA-6121 between The Prudential
                   Insurance Company of America and State Street Bank and Trust
                   Company, dated June 28, 1991 (incorporated herein by
                   reference to Exhibit 10(h) of Cabot's Annual Report on Form
                   10-K for the year ended September 30, 1991, file reference
                   1-5667, filed with the Commission on December 27, 1991).
10(f)*         --  Non-employee Directors' Stock Compensation Plan
                   (incorporated herein by reference to Exhibit A of Cabot's
                   Proxy Statement for its 1992 Annual Meeting of Stockholders,
                   file reference 1-5667, filed with the Commission on December
                   27, 1991).
10(g)(i)       --  Asset Transfer Agreement, dated as of June 13, 1995, among
                   Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety
                   Limited, Cabot Corporation, Cabot Safety Holdings
                   Corporation and Cabot Safety Acquisition Corporation
                   (incorporated herein by reference to Exhibit 2(a) of Cabot
                   Corporation's Current Report on Form 8-K, dated July 11,
                   1995, file reference 1-5667, filed with the Commission July
                   26, 1995).
10(g)(ii)      --  Stockholders' Agreement, dated as of July 11, 1995, among
                   Vestar Equity Partners, L.P., Cabot CSC Corporation, Cabot
                   Safety Holdings Corporation, Cabot Corporation and various other parties thereto (incorporated herein by reference to
                   Exhibit 2(b) of Cabot Corporation's Current Report on Form
                   8-K, dated July 11, 1995, file reference 1-5667, filed with the Commission July 26, 1995).
10(h)*         --  Cabot Corporation Senior Management Severance Protection
                   Plan, effective January 9, 1998 (incorporated herein by
                   reference to exhibit 10(a) of Cabot's Quarterly Report on
                   Form 10-Q for the quarterly period ended December 31, 1997, file reference 1-5667, filed with the Commission February
                   17, 1998).
10(i)*         --  Cabot Corporation Key Employee Severance Protection Plan,
                   effective January 9, 1998 (incorporated herein by reference to exhibit 10(b) of Cabot's Quarterly Report on Form 10-Q
                   for the quarterly period ended December 31, 1997, file
                   reference 1-5667, filed with the Commission February 17,
                   1998).
10(j)*         --  Cabot Corporation Short-Term Incentive Compensation Plan
                   (incorporated herein by reference to Exhibit 10 of Cabot's
                   Quarterly Report on Form 10-Q for the quarterly period ended
                   March 31, 2001, file reference 1-5667, filed with the
                   Commission on May 14, 2001).
10(k)          --  Stock Purchase and Sale Agreement, dated as of July 13,
                   2000, by and among Cabot Business Trust, Cabot Corporation,
                   Tractebel, Inc. and Tractebel, S.A. (incorporated herein by reference to Exhibit 2 of Cabot Corporation's Report on Form
                   8-K dated October 2, 2000, file reference 1-5667, filed with the Commission on October 3, 2000).

  EXHIBIT
  NUMBER                                   DESCRIPTION
  -------                                  -----------
10(l)          --  Revolving Credit Agreement dated as of November 10, 2000 among Cabot Finance B.V., Fleet National Bank, Commerzbank
                   AG, and other lending institutions listed therein, including
                   First Amendment to Revolving Credit Agreement (incorporated herein by reference to Exhibit 10 of Cabot's Quarterly
                   Report on Form 10-Q for the quarterly period ended December
                   31, 2000, file reference 1-5667, filed with the Commission on February 14, 2001).
12             --  Statement Re: Computation of Ratios of Earnings to Fixed
                   Charges, filed herewith.
21             --  List of Significant Subsidiaries, filed herewith.
23             --  Consent of PricewaterhouseCoopers LLP, filed herewith.
24             --  Power of attorney for signing of this Annual Report on Form
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

                                          CABOT CORPORATION (Registrant)

                                          By:     /s/ KENNETT F. BURNES
                                            ------------------------------------
                                                     KENNETT F. BURNES,
                                              Chairman of the Board, President
                                                and Chief Executive Officer

Date: December 19, 2001

     Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    SIGNATURES                                    TITLE                     DATE
                    ----------                                    -----                     ----
              /s/ KENNETT F. BURNES                     Director, Chairman of the     December 19, 2001
 ------------------------------------------------      Board, President and Chief
                KENNETT F. BURNES                           Executive Officer


               /s/ MARTIN L. COFFEE                       Assistant Controller        December 19, 2001
 ------------------------------------------------      (acting principal financial
                 MARTIN L. COFFEE                        and accounting officer)


                        *                                       Director              December 19, 2001
 ------------------------------------------------
                 JOHN G.L. CABOT


                        *                                       Director              December 19, 2001
 ------------------------------------------------
                JOHN S. CLARKESON


                        *                                       Director              December 19, 2001
 ------------------------------------------------
               ARTHUR L. GOLDSTEIN


                        *                                       Director              December 19, 2001
 ------------------------------------------------
               ROBERT P. HENDERSON


                        *                                       Director              December 19, 2001
 ------------------------------------------------
                  GAUTAM S. KAJI


                        *                                       Director              December 19, 2001
 ------------------------------------------------
              RODERICK C.G. MACLEOD


                        *                                       Director              December 19, 2001
 ------------------------------------------------
                 JOHN H. MCARTHUR


                        *                                       Director              December 19, 2001
 ------------------------------------------------
                 JOHN F. O'BRIEN

                    SIGNATURES                                    TITLE                     DATE
                    ----------                                    -----                     ----


                        *                                       Director              December 19, 2001
 ------------------------------------------------
                RONALDO H. SCHMITZ


                        *                                       Director              December 19, 2001
 ------------------------------------------------
                 LYDIA W. THOMAS


                        *                                       Director              December 19, 2001
 ------------------------------------------------
                 MARK S. WRIGHTON


 *By:               /s/ JOHN P. MCGANN
        ------------------------------------------
                      JOHN P. MCGANN
                   AS ATTORNEY-IN-FACT

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                   DESCRIPTION
  -------                                  -----------
 3(a)          --  Certificate of Incorporation of Cabot Corporation restated
                   effective October 24, 1983, as amended February 14, 1985,
                   December 3, 1986, February 19, 1987, November 18, 1988,
                   November 24, 1995 and March 12, 1996 (incorporated herein by reference to Exhibit 3(a) of Cabot's Annual Report on Form
                   10-K for the year ended September 30, 1996, file reference
                   1-5667, filed with the Commission on December 24, 1996).
 3(b)          --  The By-laws of Cabot Corporation as of January 11, 1991
                   (incorporated herein by reference to Exhibit 3(b) of Cabot's
                   Annual Report on Form 10-K for the year ended September 30,
                   1991, file reference 1-5667, filed with the Commission on
                   December 27, 1991).
 4(a)          --  Rights Agreement, dated as of November 10, 1995, between
                   Cabot Corporation and The First National Bank of Boston as
                   Rights Agent (incorporated herein by reference to Exhibit 1 of Cabot's Registration Statement on Form 8-A, file
                   reference 1-5667, filed with the Commission on November 13,
                   1995).
 4(b)(i)       --  Indenture, dated as of December 1, 1987, between Cabot
                   Corporation and The First National Bank of Boston, Trustee
                   (incorporated herein by reference to Exhibit 4 of Amendment
                   No. 1 to Cabot's Registration Statement on Form S-3,
                   Registration No. 33-18883, filed with the Commission on
                   December 10, 1987).
 4(b)(ii)      --  First Supplemental Indenture dated as of June 17, 1992, to
                   Indenture, dated as of December 1, 1987, between Cabot
                   Corporation and The First National Bank of Boston, Trustee
                   (incorporated by reference to Exhibit 4.3 of Cabot's
                   Registration Statement on Form S-3, Registration Statement
                   No. 33-48686, filed with the Commission on June 18, 1992).
 4(b)(iii)     --  Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust
                   Company, Trustee (incorporated herein by reference to
                   Exhibit 4 of Cabot's Quarterly Report on Form 10-Q for the
                   quarterly period ended December 31, 1996, file reference
                   1-5667, filed with the Commission on February 14, 1997).
 4(b)(iv)      --  Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust
                   Company, Trustee (incorporated herein by reference to
                   Exhibit 4.1 of Cabot's Current Report on Form 8-K, dated
                   November 20, 1998, file reference 1-5667, filed with the
                   Commission on November 20, 1998).
10(a)          --  Credit Agreement, dated as of July 13, 2001, among Cabot
                   Corporation, the banks listed therein and Fleet National
                   Bank, as Agent, filed herewith.
10(b)(i)*      --  1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 28 of Cabot's Registration Statement on Form S-8,
                   Registration No. 333-03683, filed with the Commission on May
                   14, 1996).
10(b)(ii)*     --  1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot's Quarterly Report on Form 10-Q for
                   the quarterly period ended March 31, 1999, file reference
                   1-5667, filed with the Commission on May 17, 1999).
10(b)(iii)*    --  Amendments to Cabot Corporation 1996 and 1999 Equity
                   Incentive Plans, dated May 12, 2000 (incorporated herein by reference to Exhibit 10 of Cabot's Quarterly Report on Form
                   10-Q for the quarterly period ended March 31, 2000, file
                   reference 1-5667, filed with the Commission on May 15,
                   2000).
10(c)          --  Note Purchase Agreement between John Hancock Mutual Life
                   Insurance Company, State Street Bank and Trust Company, as
                   trustee for the Cabot Corporation Employee Stock Ownership
                   Plan, and Cabot Corporation, dated as of November 15, 1988
                   (incorporated by reference to Exhibit 10(c) of Cabot's
                   Annual Report on Form 10-K for the year ended September 30,
                   1988, file reference 1-5667, filed with the Commission on
                   December 29, 1988).
10(d)(i)*      --  Supplemental Cash Balance Plan (incorporated herein by reference to Exhibit 10(e)(i) of Cabot's Annual Report on
                   Form 10-K for the year ended September 30, 1994, file
                   reference 1-5667, filed with the Commission on December 22,
                   1994).

  EXHIBIT
  NUMBER                                   DESCRIPTION
  -------                                  -----------
10(d)(ii)*     --  Supplemental Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10(e)(ii) of Cabot's Annual
                   Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December
                   22, 1994).
10(d)(iii)*    --  Supplemental Retirement Incentive Savings Plan (incorporated herein by reference to Exhibit 10(e)(iii) of Cabot's Annual
                   Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December
                   22, 1994).
10(d)(iv)*     --  Supplemental Employee Benefit Agreement with John G.L. Cabot
                   (incorporated herein by reference to Exhibit 10(f) of
                   Cabot's Annual Report on Form 10-K for the year ended
                   September 30, 1987, file reference 1-5667, filed with the
                   Commission on December 28, 1987).
10(d)(v)*      --  Cabot Corporation Deferred Compensation Plan dated January
                   1, 1995 (incorporated herein by reference to Exhibit
                   10(e)(v) of Cabot's Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the Commission on December 29, 1995).
10(d)(vi)*     --  Amendment 1997-I to Cabot Corporation Deferred Compensation
                   Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot's Annual Report on Form 10-K
                   for the year ended September 30, 1997, file reference
                   1-5667, filed with the Commission on December 24, 1997).
10(e)          --  Group Annuity Contract No. GA-6121 between The Prudential
                   Insurance Company of America and State Street Bank and Trust
                   Company, dated June 28, 1991 (incorporated herein by
                   reference to Exhibit 10(h) of Cabot's Annual Report on Form
                   10-K for the year ended September 30, 1991, file reference
                   1-5667, filed with the Commission on December 27, 1991).
10(f)*         --  Non-employee Directors' Stock Compensation Plan
                   (incorporated herein by reference to Exhibit A of Cabot's
                   Proxy Statement for its 1992 Annual Meeting of Stockholders,
                   file reference 1-5667, filed with the Commission on December
                   27, 1991).
10(g)(i)       --  Asset Transfer Agreement, dated as of June 13, 1995, among
                   Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety
                   Limited, Cabot Corporation, Cabot Safety Holdings
                   Corporation and Cabot Safety Acquisition Corporation
                   (incorporated herein by reference to Exhibit 2(a) of Cabot
                   Corporation's Current Report on Form 8-K, dated July 11,
                   1995, file reference 1-5667, filed with the Commission July
                   26, 1995).
10(g)(ii)      --  Stockholders' Agreement, dated as of July 11, 1995, among
                   Vestar Equity Partners, L.P., Cabot CSC Corporation, Cabot
                   Safety Holdings Corporation, Cabot Corporation and various other parties thereto (incorporated herein by reference to
                   Exhibit 2(b) of Cabot Corporation's Current Report on Form
                   8-K, dated July 11, 1995, file reference 1-5667, filed with the Commission July 26, 1995).
10(h)*         --  Cabot Corporation Senior Management Severance Protection
                   Plan, effective January 9, 1998 (incorporated herein by
                   reference to exhibit 10(a) of Cabot's Quarterly Report on
                   Form 10-Q for the quarterly period ended December 31, 1997, file reference 1-5667, filed with the Commission February
                   17, 1998).
10(i)*         --  Cabot Corporation Key Employee Severance Protection Plan,
                   effective January 9, 1998 (incorporated herein by reference to exhibit 10(b) of Cabot's Quarterly Report on Form 10-Q
                   for the quarterly period ended December 31, 1997, file
                   reference 1-5667, filed with the Commission February 17,
                   1998).
10(j)*         --  Cabot Corporation Short-Term Incentive Compensation Plan
                   (incorporated herein by reference to Exhibit 10 of Cabot's
                   Quarterly Report on Form 10-Q for the quarterly period ended
                   March 31, 2001, file reference 1-5667, filed with the
                   Commission on May 14, 2001).
10(k)          --  Stock Purchase and Sale Agreement, dated as of July 13,
                   2000, by and among Cabot Business Trust, Cabot Corporation,
                   Tractebel, Inc. and Tractebel, S.A. (incorporated herein by reference to Exhibit 2 of Cabot Corporation's Report on Form
                   8-K dated October 2, 2000, file reference 1-5667, filed with the Commission on October 3, 2000).

  EXHIBIT
  NUMBER                                   DESCRIPTION
  -------                                  -----------
10(l)          --  Revolving Credit Agreement dated as of November 10, 2000 among Cabot Finance B.V., Fleet National Bank, Commerzbank
                   AG, and other lending institutions listed therein, including
                   First Amendment to Revolving Credit Agreement (incorporated herein by reference to Exhibit 10 of Cabot's Quarterly
                   Report on Form 10-Q for the quarterly period ended December
                   31, 2000, file reference 1-5667, filed with the Commission on February 14, 2001).
12             --  Statement Re: Computation of Ratios of Earnings to Fixed
                   Charges, filed herewith.
21             --  List of Significant Subsidiaries, filed herewith.
23             --  Consent of PricewaterhouseCoopers LLP, filed herewith.
24             --  Power of attorney for signing of this Annual Report on Form
                   10-K, filed herewith.

---------------

* Management contract or compensatory plan or arrangement.

                                                                SKU# 0928-10K-02