Form 10-Q
period 2001-12-31
CABOT CORP
filed 2002-02-14
CIK 16040

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

                                DECEMBER 31, 2001

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

                           YES   X      NO
                               -----       ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       AS OF JANUARY 31, 2002, THE COMPANY HAD 62,209,229 SHARES OF COMMON
                  STOCK, PAR VALUE $1 PER SHARE, OUTSTANDING.

                                CABOT CORPORATION

                                      INDEX


Part I.  Financial Information                                             Page
                                                                           ----

         Item 1.    Financial Statements

                    Consolidated Statements of Income
                         Three Months Ended December 31, 2001 and 2000       3

                    Consolidated Balance Sheets
                         December 31, 2001 and September 30, 2001            4

                    Consolidated Statements of Cash Flows
                         Three Months Ended December 31, 2001 and 2000       6

                    Consolidated Statement of Changes in Stockholders'
                         Equity Three Months Ended December 31, 2001         7

                    Notes to Consolidated Financial Statements               8

         Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                17

         Item 3.    Quantitative and Qualitative Disclosures About
                         Market Risk                                        20

Part II. Other Information

         Item 6.    Exhibits and Reports on Form 8-K                        21

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                                CABOT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                         Three Months Ended December 31,

                     (In millions, except per share amounts)

                                    UNAUDITED

                                                        2001           2000
                                                      -------         ------
Revenues:
   Net sales and other operating revenues              $  377         $  395
   Interest and dividend income                             3             11
                                                       ------         ------
      Total revenues                                      380            406
                                                       ------         ------
Costs and expenses:
   Cost of sales                                          260            305
   Selling and administrative expenses                     48             45
   Research and technical service                          11             11
   Interest expense                                         8              8
   Other charges, net                                       1             --
                                                       ------         ------
      Total costs and expenses                            328            369
                                                       ------         ------

Income before income taxes                                 52             37
Provision for income taxes                                (15)           (11)
Equity in net income of affiliated companies                2              4
Minority interest in net income                            (1)            (2)
                                                       ------         ------
Net income                                                 38             28

Dividends on preferred stock, net of tax benefit           (1)            (1)
                                                       ------         ------
Net income available to common shares                  $   37         $   27
                                                       ======         ======
Weighted-average common shares outstanding:
   Basic                                                   59             64
                                                       ======         ======
   Diluted                                                 72             77
                                                       ======         ======
Income per common share:
   Basic                                               $ 0.63         $ 0.43
                                                       ======         ======
   Diluted                                             $ 0.53         $ 0.37
                                                       ======         ======
Dividends per common share                             $ 0.13         $ 0.11
                                                       ======         ======

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 2001 and September 30, 2001

                                  (In millions)

                                     ASSETS

                                                   December 31,   September 30,
                                                      2001            2001
                                                   ------------   -------------
                                                   (Unaudited)
Current assets:
   Cash and cash equivalents                        $   294         $   364
   Accounts and notes receivable, net of
      reserve for doubtful accounts of $4 and $4        288             267

   Inventories:
      Raw materials                                      78              76
      Work in process                                    72              70
      Finished goods                                    111             106
      Other                                              34              33
                                                    -------         -------
         Total inventories                              295             285

   Prepaid expenses                                      30              33
   Deferred income taxes                                 17              19
                                                    -------         -------
Total current assets                                    924             968
                                                    -------         -------
Investments:
   Equity                                                78              76
   Other                                                 45              29
                                                    -------         -------
      Total investments                                 123             105
                                                    -------         -------

Property, plant and equipment                         1,878           1,856
Accumulated depreciation and amortization            (1,066)         (1,049)
                                                    -------         -------
   Net property, plant and equipment                    812             807
                                                    -------         -------
Other assets:
   Goodwill                                              23              19
   Other intangible assets, net of accumulated
      amortization of $4 and $4                           2               2
   Deferred income taxes                                  2               2
   Other assets                                          17              16
                                                    -------         -------
      Total other assets                                 44              39
                                                    -------         -------
Total assets                                        $ 1,903         $ 1,919
                                                    =======         =======

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 2001 and September 30, 2001

                     (In millions, except for share amounts)

                       LIABILITIES & STOCKHOLDERS' EQUITY



                                                                             December 31,     September 30,
                                                                                 2001             2001
                                                                             ------------     -------------
                                                                              (Unaudited)
Current liabilities:
   Notes payable to banks                                                      $    23           $    13
   Current portion of long-term debt                                                26                30
   Accounts payable and accrued liabilities                                        192               243
   Deferred income taxes                                                             4                 5
                                                                               -------           -------
      Total current liabilities                                                    245               291
                                                                               -------           -------
Long-term debt                                                                     412               419
Deferred income taxes                                                               96                94
Other liabilities                                                                  147               138

Commitments and contingencies (Note F)

Minority interest                                                                   33                27

Stockholders' equity:
   Preferred stock:
      Authorized:  2,000,000 shares of $1 par value
      Series A Junior Participating Preferred Stock
         Issued and outstanding: none
      Series B ESOP Convertible Preferred Stock 7.75% Cumulative
         Issued: 75,336 shares, outstanding: 58,652 and 59,148 shares               75                75
           (aggregate redemption value of $59 and $59)

   Less cost of shares of preferred treasury stock                                 (36)              (33)

   Common stock:
      Authorized:  200,000,000 shares of $1 par value
         Issued and outstanding: 62,183,708 and 62,633,252 shares                   62                63

   Additional paid-in capital                                                       --                 9

   Retained earnings                                                             1,102             1,078

   Unearned compensation                                                           (35)              (40)

   Deferred employee benefits                                                      (53)              (54)

   Notes receivable for restricted stock                                           (23)              (23)

   Accumulated other comprehensive loss (Note H)                                  (122)             (125)
                                                                               -------           -------
     Total stockholders' equity                                                    970               950
                                                                               -------           -------
   Total liabilities and stockholders' equity                                  $ 1,903           $ 1,919
                                                                               =======           =======

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Three Months Ended December 31,

                                  (In millions)

                                    UNAUDITED

                                                                    2001         2000
                                                                  -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                         $  38        $  28
Adjustments to reconcile net income to cash
   used in operating activities:
      Depreciation and amortization                                   27           29
      Deferred tax provision (benefit)                                 1           (1)
      Equity in income of affiliated companies,
         net of dividends received                                    (1)          (4)
      Non-cash compensation                                            5            6
      Other, net                                                      (1)           2
      Changes in assets and liabilities:
            Increase in accounts receivable                          (25)         (18)
            Increase in inventory                                    (11)         (51)
            Decrease in accounts payable and accruals                (50)         (47)
            Increase in prepayments and other assets                 (10)          (2)
            Increase (decrease) in income taxes payable               14         (156)
            Increase (decrease) in other liabilities                   6           (1)
            Other, net                                                 1            1
                                                                   -----        -----
               Cash used in operating activities                      (6)        (214)
                                                                   -----        -----
CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property, plant and equipment                        (36)         (13)
   Proceeds from sales of property, plant and equipment                1            1
   Purchase of investments                                            (9)          (4)
                                                                   -----        -----
               Cash used in investing activities                     (44)         (16)
                                                                   -----        -----
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from long-term debt                                       --          129
   Repayments of long-term debt                                       (5)         (63)
   Increase in short-term debt                                        11           --
   Purchases of preferred and common stock                           (19)         (38)
   Sales and issuances of preferred and common stock                   1           --
   Cash dividends paid to stockholders                                (9)          (8)
   Employee loan repayments                                            1            2
                                                                    ----        -----
               Cash provided by (used in) financing activities       (20)          22
                                                                   -----        -----
Effect of exchange rate changes on cash                               --            1
                                                                   -----        -----
Decrease in cash and cash equivalents                                (70)        (207)

Cash and cash equivalents at beginning of period                     364          638
                                                                   -----        -----
Cash and cash equivalents at end of period                         $ 294        $ 431
                                                                   =====        =====

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      Three Months Ended December 31, 2001

                                  (In millions)

                                    UNAUDITED

                                                                   Accumulated                      Notes
                                                                      Other                       Receivable  Total
                                Preferred       Additional           Compre-   Unearned  Deferred    for      Stock-     Total
                      Preferred Treasury Common  Paid-in   Retained   hensive   Compen-  Employee Restricted  holder  Comprehensive
                        Stock     Stock   Stock  Capital   Earnings    Loss     sation   Benefits    Stock    Equity     Income
                      -------------------------------------------------------------------------------------------------------------
Balance at
 September 30, 2001     $ 75     $ (33)   $ 63     $ 9      $1,078    $(125)     $(40)     $(54)     $(23)     $ 950
                        ----     -----    ----     ---      ------    -----      ----      ----      ----      -----
Net income                                                      38                                                        $ 38
Foreign currency
 translation
 adjustments                                                             (1)                                                (1)
Change in unrealized
 gain on available-
 for-sale securities                                                      4                                                  4
                                                                                                                          ----
Total comprehensive
 income                                                                                                                   $ 41
                                                                                                                          ====
Common dividends
 paid                                                           (8)
Issuance of stock
 under employee
 compensation plans,
 net of tax benefit                                  1
Purchase and
 retirement of
 common stock                              (1)     (10)         (5)
Purchase of treasury
 stock - preferred                  (3)
Preferred dividends
 paid to Employee
 Stock Ownership Plan,
 net of tax                                                     (1)
Principal payment by
 Employee Stock
 Ownership Plan under
  guaranteed loan                                                                             1
Amortization of
 unearned compensation                                                               5
                        ----     -----    ----     ----     -------   ------     -----    -----      -----     -----
Balance at December
 31, 2001               $ 75     $ (36)   $ 62     $ --     $ 1,102   $ (122)     $(35)   $ (53)     $ (23)    $ 970
                        ====     =====    ====     ====     =======   ======     =====    =====      =====     =====


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                    UNAUDITED

A.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Cabot Corporation and majority-owned and controlled U.S. and non-U.S. subsidiaries ("Cabot"). Investments in 20 to 50 percent owned affiliates are accounted for on the equity method. Intercompany transactions have been eliminated.

         The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot's Form 10-K for the year ended September 30, 2001.

         The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 2001 and 2000. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

B.       SPECIAL ITEMS

         During fiscal 2000, Cabot approved plans to close two plants. In relation to the plant closings, Cabot recorded an $18 million charge in the fourth quarter of fiscal 2000. Included in the charge were accruals of $2 million for severance and termination benefits for approximately 38 employees of the Chemical and Performance Materials Businesses, $7 million for facility closing costs, and a $9 million charge for the impairment of long-lived assets. One of the plant closures was completed during fiscal 2001, and the second plant closure was completed during the second quarter of fiscal 2002. At December 31, 2001, $3 million remains in the accrual.

C.       SUBSEQUENT EVENT

         On February 8, 2002, Cabot Corporation purchased the remaining 50% of the shares in Showa Cabot Supermetals KK (SCSM) in Japan, from its joint venture partner, Showa Denko KK. SCSM is a supplier of tantalum powders and metal products to the global electronics, aerospace, and chemical processing industries. The purchase price was approximately $100 million, along with the assumption of approximately $100 million of debt. SCSM is currently accounted for under the equity method.

D.       GOODWILL AND OTHER INTANGIBLE ASSETS

         Cabot adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142") on October 1, 2001. Under FAS No. 142, all goodwill amortization ceased for Cabot on October 1, 2001. Upon adoption, the goodwill attributable to each of our reporting units was tested for impairment by comparing the fair value of each reporting unit to its carrying value. The fair value of a reporting unit was determined by estimating the present value of expected future cash flows. No impairments existed upon adoption of FAS No. 142. On an ongoing basis, impairment tests under FAS No. 142 will be performed at least annually.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2001
                     (In millions, except per share amounts)
                                    UNAUDITED


         At December 31, 2001 and September 30, 2001, Cabot had goodwill balances of $23 million and $19 million, respectively. During the quarter, Cabot acquired the shares of certain minority interest shareholders in the Chemical Businesses, resulting in $5 million of additional goodwill. The carrying amount of goodwill attributable to each reportable operating segment with goodwill balances and the changes in those balances during the three months ended December 31, 2001 are as follows:

                                                  Chemical   Performance
                                                 Businesses   Materials   Total
                                                 ----------  -----------  -----

         Balance at September 30, 2001              $16          $ 3       $19

         Goodwill acquired during period              5           --         5

         Foreign exchange translation adjustment     (1)          --        (1)
                                                    ---          ---       ---
         Balance at December 31, 2001               $20          $ 3       $23
                                                    ===          ===       ===

         Cabot does not have any indefinitely-lived intangible assets. Cabot had finite-lived intangible assets of $2 million at both December 31, 2001 and September 30, 2001. Intangible assets are amortized over their estimated useful lives, which range from five to fifteen years. Estimated amortization expense is expected to be nominal in each of the next five years.

         If FAS No. 142 had been adopted in the prior period Cabot's pro forma net income and pro forma net income per common share for the three months ended December 31, 2000 would have been:

                                                      2000
                                                     -----

         Net Income - as reported                    $  28
         Goodwill amortization, net of tax
         benefit                                         1
                                                     -----

         Net Income - pro forma                         29
                                                     =====
         Net income per common share - pro forma:
            Basic                                    $0.44
            Diluted                                  $0.37


E.       FINANCIAL INSTRUMENTS

         Derivative financial instruments are used by Cabot to manage some of its foreign currency exposures. Cabot may also use financial instruments to manage other exposures, such as commodity prices, share repurchases and interest rates. Cabot does not enter into financial instruments for speculative purposes. Derivative financial instruments are accounted for in accordance with Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities".

         Cabot has formally documented the relationships between hedging instruments and hedged items, as well as its risk management objective. All derivative instruments are recognized on the balance sheet at fair value. Hedge accounting is followed for derivatives that have been designated and qualify as fair-value hedges. Changes in the fair value of a highly effective derivative, along with changes in the fair value of the hedged liability that are attributable to the hedged risk, are recorded in current period earnings.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2001
                                    UNAUDITED

         By using derivative instruments, Cabot can expose itself to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot's credit risk will equal the fair-value gain on the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a repayment risk for Cabot. When the fair value of a derivative contract is negative, Cabot owes the counterparty and, therefore, assumes no repayment risk. Cabot minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by Cabot.

         In October 2001, Cabot entered into four interest rate swaps in an aggregate notional amount of $97 million. The swaps are derivative instruments as defined by FAS No. 133 and have been designated as fair value hedges. The swaps hedge the change in the fair value of $97 million of Cabot's fixed rate medium term notes due to changes in the LIBOR interest rate. The interest rate swaps, as well as the medium term notes they hedge, mature on various dates through February 2007. A derivative liability and a corresponding reduction to long term debt of $1 million were recorded for the fair market value of the swaps at December 31, 2001. The interest rate swaps were determined to be highly effective and no amount of ineffectiveness needed to be recorded in earnings during the period ended December 31, 2001.

F.       COMMITMENTS AND CONTINGENCIES

         Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

         The Company has exposure to a safety respiratory products business that it acquired in April 1990. It disposed of that business in July 1995. In connection with its acquisition of the business, the Company agreed, after an initial period during which responsibility was shared, to indemnify the seller, American Optical Corporation, for costs, including legal costs, settlements and judgments, in connection with a number of lawsuits and claims relating to the respirators (in exchange for which the Company received the benefits of the seller's insurance and other indemnities). These lawsuits and claims typically involve allegations that the plaintiffs suffer from asbestosis or silicosis as a result, in part, from respirators that were negligently designed or labeled. The defendants in these lawsuits are often numerous and include, in addition to respirator manufacturers, the plaintiffs' employers and makers of asbestos and sand used in sand blasting.

         When the Company disposed of the business in 1995 to Aearo Corporation ("Aearo"), it agreed with Aearo that for an annual fee of $400,000 the Company would retain responsibility for, and indemnify Aearo against, claims asserted after July 11, 1995 to the extent they are alleged to arise out of the use of respirators before that date. Aearo can discontinue payment of the fee at any time, in which case it will assume the responsibility for and indemnify the Company with respect to these claims. Since the divestiture and until 2001, the Company had never spent more than the $400,000 that it collects from Aearo each year, and in 2001, the amount spent in excess of $400,000 was not material. Neither the Company, nor its past or present subsidiaries, at any time manufactured asbestos or asbestos-containing products. Moreover, not every person with exposure to asbestos giving rise to an asbestos claim used a form of respiratory protection. At no time did the business for which the Company is financially responsible for legal costs represent a significant portion of the respirator market. In addition, as a result of the arrangements involving these lawsuits and claims, the Company has only a portion of the liability in any given case.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2001
                                    UNAUDITED


         The overall number of new cases filed increased last year, but the rate of new case filings substantially decreased during the latter half of the year. However, due to the inherent uncertainty of these matters, it is difficult to predict the scope and number of claims which might be asserted in future years. Accordingly, there is a remote possibility that this litigation could result in future charges that could have a material adverse impact on the Company's financial condition or results of operations. While there is always the possibility of an unusual result in any case, it is management's opinion, taking into account currently available information, past experience, contractual obligations and insurance coverage which may be applicable, that the pending suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material effect on the Company's financial condition or results of operations.

         As of December 31, 2001, Cabot has approximately $29 million reserved for environmental matters, primarily related to divested businesses. The amount represents Cabot's current best estimate of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of cleanup required, alternative cleanup methods available, abilities of other responsible parties to contribute, and its interpretation of applicable laws and regulations at each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Cabot is unable to reasonably estimate the amount of possible loss in excess of the accrued amount.

         In the opinion of Cabot, although final disposition of these suits and claims may impact Cabot's financial statements in a particular period, they will not, in the aggregate, have a material adverse effect on Cabot's financial position.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2001

          (Preferred shares in thousands and common shares in millions)

                                    UNAUDITED

G.       STOCKHOLDERS' EQUITY


         The following table summarizes the changes in shares of stock for the three months ended December 31:

                                                          2001
                                                          ----
         PREFERRED STOCK
           Balance at September 30, 2001                    75
                                                           ---
           Balance at December 31, 2001                     75
                                                           ===

         PREFERRED TREASURY STOCK
           Balance at September 30, 2001                    33
           Purchased preferred treasury stock                3
                                                           ---
           Balance at December 31, 2001                     36
                                                           ===
         COMMON STOCK
           Balance at September 30, 2001                    63
           Purchased and retired common stock               (1)
                                                           ---
           Balance at December 31, 2001                     62
                                                           ===

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2001

                                  (In millions)

                                    UNAUDITED

H.      COMPREHENSIVE INCOME



        The pre-tax, tax, and after-tax effects of the components of other comprehensive income (loss) for the three months ended December 31 are shown below:


                                                            Pre-tax    Tax    After-tax
                                                            -------    ----   ---------
        2001
        Foreign currency translation adjustments              $ (1)    $ --     $ (1)
        Unrealized holding gain arising during period on
           marketable equity securities                          6       (2)       4
                                                              ----     ----      ---
        Other comprehensive income (loss)                     $  5     $ (2)     $ 3
                                                              ====     ====      ===

                                                            Pre-tax    Tax    After-tax
                                                            -------    ----   ---------
        2000
        Foreign currency translation adjustments              $ 1      $ --       $ 1
        Unrealized holding gain arising during period on
           marketable equity securities                         3        (1)        2
                                                              ---      ----       ---
        Other comprehensive income (loss)                     $ 4      $ (1)      $ 3
                                                              ===      ====       ===




        The balance of related after-tax components comprising accumulated other comprehensive loss as of December 31 and September 30 is summarized below:


                                                                December 31,   September 30,
                                                                    2001           2001
                                                                ------------   -------------

        Foreign currency translation adjustments                  $ (132)         $ (131)
        Unrealized holding gain on marketable equity securities       10               6
                                                                  ------          ------
        Accumulated other comprehensive loss                      $ (122)         $ (125)
                                                                  ======          ======

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2001

                     (In millions, except per share amounts)

                                    UNAUDITED


I.      EARNINGS PER SHARE


        Basic and diluted earnings per share ("EPS") were calculated for the three months ended December 31 as follows:

                                                                                       2001       2000
                                                                                      ------     ------
        BASIC EPS
           INCOME available to common shares (numerator)                              $   37     $   27
                                                                                      ======     ======

           Weighted-average common shares outstanding                                     62         67
           Less:  Contingently issuable shares(1)                                         (3)        (3)
                                                                                      ------     ------
           Adjusted weighted-average shares (denominator)                                 59         64
                                                                                      ======     ======

           Basic EPS                                                                  $ 0.63     $ 0.43
                                                                                      ======     ======
        DILUTED EPS
           Income available to common shares                                          $   37       $ 27
           Dividends on preferred stock                                                    1          1
           Less:  Income effect of assumed conversion of preferred stock                  --         --
                                                                                      ------     ------
           Income available to common shares plus assumed conversions (numerator)     $   38       $ 28
                                                                                      ======     ======

           Weighted-average common shares outstanding                                     62         67
           Effect of dilutive securities:
             Conversion of preferred stock                                                 9          9
             Conversion of incentive stock options                                         1          1
                                                                                      ------     ------
           Adjusted weighted-average shares (denominator)                                 72         77
                                                                                      ======     ======
           Diluted EPS                                                                $ 0.53     $ 0.37
                                                                                      ======     ======

(1) Represents restricted stock issued under Cabot Equity Incentive Plans.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2001

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




                                          CHEMICAL    PERFORMANCE  SPECIALTY   SEGMENT  UNALLOCATED    CONSOLIDATED
                                         BUSINESSES    MATERIALS     FLUIDS     TOTAL    AND OTHER        TOTAL
                                         ----------   -----------   --------    ------   ----------    -----------
     2001
     Net sales and other operating
      revenues(1)(2)                        $ 293         $ 82        $ 9       $ 384        $ (7)         $ 377
     Profit (loss) before taxes(3)          $  27         $ 31        $ 1       $  59        $ (7)         $  52

     2000
     Net sales and other operating
      revenues(1)(2)                        $ 334         $ 56        $ 7       $ 397        $ (2)         $ 395
     Profit (loss) before taxes(3)          $  41         $ (3)       $ 1       $  39        $ (2)         $  37


     Unallocated and other net sales and other operating revenues includes the following:

                                                   2001          2000
                                                  ------        ------
        Equity affiliate sales                     $(15)         $(15)
        Royalties paid by equity affiliates           1             2
        Interoperating segment revenues              (2)           (1)
        Shipping and handling fees                    9            12
                                                  ------        ------
                   Total                           $ (7)         $ (2)
                                                  ======        ======

     Unallocated and Other profit (loss) before taxes includes the following:
                                                   2001          2000
                                                  ------        ------
        Interest expense                           $ (8)         $ (8)
        General unallocated income (expense)(4)       3            10
        Equity in net income of affiliated
          companies                                  (2)           (4)
                                                  ------        ------
                Total                              $ (7)         $ (2)
                                                  ======        ======

  (1) Segment sales for certain operating segments include 100% of equity affiliate sales and transfers of materials at cost and at market-based prices.

  (2) Unallocated and other reflects an adjustment for equity affiliate sales, interoperating segment revenues, offset by royalties paid by equity affiliates and external shipping and handling fees.

  (3) Segment profit is a measure used by Cabot's chief operating decision-makers to measure consolidated operating results and assess segment performance. It includes equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest, and corporate governance costs, and excludes special items, interest expense, foreign currency transaction gains (losses), interest income, and dividend income.

  (4) General unallocated income (expense) includes foreign currency transaction gains (losses), interest income and dividend income.

                               CABOT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                               December 31, 2001
                                   UNAUDITED

K. RECENT ACCOUNTING DEVELOPMENTS

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

                                CABOT CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


I. RESULTS OF OPERATIONS

Net sales and operating profit before taxes by segment are shown in Note J of the Consolidated Financial Statements.

THREE MONTHS ENDED DECEMBER 31, 2001 VERSUS
THREE MONTHS ENDED DECEMBER 31, 2000

Net income for the first quarter of fiscal 2002 was $38 million ($0.53 per diluted common share) compared to $28 million ($0.37 per diluted common share) in the same quarter a year ago. Sales decreased $18 million from $395 million last year to $377 million this year. However, operating profit before taxes increased 41% from $37 million in the first quarter of fiscal 2001 to $52 million in the first quarter of fiscal 2002.

Sales for the Chemical Businesses decreased 12%, from $334 million in the first quarter of fiscal 2001 to $293 million in the first quarter of fiscal 2002. Operating profit decreased 34%, from $41 million to $27 million which included a $2 million impact related to unfavorable currency trends.

For the first quarter of fiscal 2002, carbon black volumes declined significantly compared to the first quarter of fiscal 2001. Overall, global carbon black volumes decreased 11% this quarter versus the first quarter of last year. Sales volumes decreased 9% and 17%, respectively, in North America and Europe as a result of lower demand for carbon black. European volumes were also negatively impacted by pressure due to imports from outside the region. The energy crisis in Brazil and the economic situation in Argentina led to unstable business environments and reduced demand for rubber blacks which led to a 7% decline in volumes in South America. Relatively stable demand in Asia Pacific resulted in a modest 3% reduction in volumes in that region. In addition to volume declines, foreign exchange was unfavorable by $2 million for the global carbon black business. Lower volumes and unfavorable foreign exchange were, however, somewhat offset by a significant reduction in oil-based feedstock and natural gas costs. Carbon black further benefited from a shift in product mix to higher margin products. During the quarter the Company negotiated and extended a long-term carbon black supply agreement with one of its tire customers.

The fumed metal oxides business also experienced a sharp decline in volumes. Sales volumes decreased 15% in the first fiscal quarter of 2002 compared to the same quarter of 2001. In particular, fumed metal oxides' electronics and fiber optics markets experienced a significant decline in demand. Its traditional silicone rubber, composites and adhesives markets experienced relatively flat volumes year over year. Lower operating costs and favorable feedstock costs did, however, offset the impact of the volume decline.

Cabot's inkjet colorants business continues to make progress with the growth of its existing commercial products and the development of new products. However, increased research and development costs and a 24% decline in volumes resulted in a $1 million decrease in operating profit in the first quarter of fiscal 2002 versus the first fiscal quarter of 2001.

Volumes for the Chemical Businesses were very weak in the first fiscal quarter of 2002. It is not clear whether this signifies a trend or was a one-time occurrence related to business uncertainty and general market weakness. Therefore, the Company is cautious about the outlook for the Chemical Businesses segment for the rest of fiscal 2002.

Performance Materials sales increased 46% from $56 million in the first quarter of fiscal 2001 to $82 million in the first quarter of fiscal 2002. Although the segment experienced an 8% decline in volume, operating profit for the segment increased $34 million versus the same quarter in 2001. The increase in profitability was due to higher average selling prices resulting from customer contracts effective in January 2001 and lower raw material costs. On average, prices were 57% higher and average total costs were approximately 10% lower, year over year. However, demand for tantalum products has weakened considerably over the last nine months. Although the Company is encouraged that the downturn in the industry may have reached a low, there remains a significant amount of inventory in the supply chain because the downturn has been so severe. Cabot has contracts with its customers that provide for fixed annual volumes on a calendar basis. However, given the distressed condition of the industry and the inventory levels in the supply chain, some customers have indicated their intention to satisfy their contracted obligations by taking their contracted volumes in the fourth calendar quarter. Cabot does not believe that this is a fair reading of the contracts; however, as a result the Company may elect to build inventory over the next several quarters while this matter is resolved. Therefore, the Company remains very cautious about the outlook for the fiscal year for this Business. Since the discussions with Cabot's customers continue, there is a broad range of possible outcomes, one of which approximates last year's profits for this Business.

Specialty Fluids sales in the first quarter were $9 million versus $7 million last year. The segment reported flat operating profit of $1 million for the same period. During the first quarter of fiscal 2002, Specialty Fluids began work on two additional completion jobs. To date, cesium formate has been successfully used in a total of 47 completion and drill-in applications involving challenging high pressure, high temperature wells in the North Sea. In the fourth quarter of fiscal 2001, several of the drill-ins underwent preliminary production flow rate tests. These initial flow test results indicated improvements from expected flow rates of two to five times. In the first quarter of fiscal 2002, actual flow results received were consistent with the initial flow tests. These results indicate that cesium formate is delivering the value in use that the Company anticipated.

Research and technical service spending remained flat at $11 million for the first quarter of 2002 versus the first quarter of last year. Selling and administrative expenses were $48 million for the first quarter of fiscal 2002, a 7% increase from $45 million spent last year. The increase is primarily attributed to higher administrative costs.

Interest income in the first quarter was $8 million less than in the same quarter last year due to a decrease in Cabot's cash position. Lower interest rates further negatively impacted interest income.

During 2000, Cabot approved plans to close two plants. In relation to these plant closings, Cabot recorded an $18 million charge in the fourth quarter of fiscal 2000. Included in the charge were accruals of $2 million for severance and termination benefits for approximately 38 employees of the Chemical and Performance Materials Businesses, $7 million for facility closing costs, and a $9 million charge for the impairment of long-lived assets. One of the plant closures was completed during fiscal 2001 and the second plant closure was completed during the second quarter of fiscal 2002. At December 31, 2001, $3 million remains in the accrual.


II. CASH FLOW AND LIQUIDITY

During the first three months of the fiscal year, cash used by operating activities totaled $6 million as compared to cash used by operating activities of $214 million for the same period last year. The uses of cash during the first quarter of 2002 were related to decreases in working capital and principally due to an increase in accounts receivable and a decrease in accounts payable. The uses of cash during the first quarter of 2001 were much higher than 2002 due to a tax payment related to the September 2000 disposition of Cabot's Liquefied Natural Gas Business.

Capital spending for the first three months of the year was $45 million. The majority of capital spending related to maintaining existing assets and the construction of a semi-works facility for the Nanogel(TM) business. Capital expenditures for 2002 are expected to be approximately $280-$300 million and include $100 million for the buyout of Cabot's partner in the Showa Cabot Supermetals Joint Venture. Capital expenditures for 2002 also include replacement projects, plant expansions, and the completion of projects started in fiscal 2001.

Cash used by financing activities was $20 million in the first quarter of fiscal 2002 as compared to $22 million provided by financing activities for the same period last year. In the first quarter of 2002, the Company primarily used cash for the repurchase of $16 million of its common stock and $3 million of its preferred stock and a $9 million payment of cash dividends to shareholders. These uses of cash were somewhat offset by an increase in short-term debt. In the first quarter of 2001, cash provided by financing activities included the issuance of a 3-year EURO note for $129 million, the repayment of $63 million in long-term debt, and the repurchase of $36 million of common stock and $2 million of preferred stock.

On September 8, 2000, Cabot's Board of Directors authorized the repurchase of up to 10 million shares of Cabot's common stock, superseding prior authorizations. As of December 31, 2001, approximately 7 million shares have been purchased under this new authorization.

As a result of the operating and financing activities during the quarter, Cabot's ratio of total debt (including short-term debt net of cash) to capital increased from 9% at September 30, 2001 to 14% at December 31, 2001.

In July 2001, Cabot replaced its revolving credit facility with a new agreement. Under the new agreement, Cabot may, under certain conditions, borrow up to $250 million at floating rates. The new facility is available through July 13, 2006. As of December 31, 2001, Cabot had no borrowings outstanding under this arrangement. Management expects cash on hand, cash from operations and present financing arrangements, including Cabot's unused line of credit and shelf registration for debt securities, to be sufficient to meet Cabot's cash requirements for the foreseeable future.

III. RECENT ACCOUNTING DEVELOPMENTS

Cabot is assessing the impact of the following new accounting pronouncements:

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

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), which supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of" and provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"), for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in FAS No. 121, to be applied to all long-lived assets including discontinued operations. FAS No. 144 will be effective for Cabot on October 1, 2002. Cabot is currently evaluating the effect of implementing FAS No. 144.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the disclosures presented in Cabot's Form 10-K for the year ended September 30, 2001.

In October 2001, Cabot entered into four interest rate swaps in an aggregate notional amount of $97 million. The swaps are derivative instruments as defined by FAS No. 133 and have been designated as fair value hedges. The swaps hedge the change in the fair value of $97 million of Cabot's fixed rate medium term notes due to changes in the LIBOR interest rate. The interest rate swaps, as well as the medium term notes they hedge, mature on various dates through February 2007.

The variable interest rates on the swaps are set for a six-month period and will reset in June 2002. Based on the LIBOR rate used to set the swaps of 2.4%, a 10% change in interest rates would not cause interest expense to change by a material amount.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS

               None.


         (b)   REPORTS ON FORM 8-K

               No reports on Form 8-K were filed by the Company during the three months ended December 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CABOT CORPORATION




Date:  February 13, 2002                       /s/ John A. Shaw
                                               ---------------------------------
                                               John A. Shaw
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Duly Authorized Officer)



Date:  February 13, 2002                       /s/ Martin L. Coffee
                                               ---------------------------------
                                               Martin L. Coffee
                                               Assistant Controller
                                               (Chief Accounting Officer)