Form 10-Q
period 2002-03-31
CABOT CORP
filed 2002-05-15
CIK 16040

                                    FORM 10-Q


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                 MARCH 31, 2002

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          COMMISSION FILE NUMBER 1-5667


                                CABOT CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                               04-2271897
        (State or Other Jurisdiction       (I.R.S. Employer Identification No.)
      of Incorporation or Organization)

            TWO SEAPORT LANE                             02210-2019
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

        AS OF APRIL 30, 2002, THE COMPANY HAD 62,251,058 SHARES OF COMMON
                   STOCK, PAR VALUE $1 PER SHARE, OUTSTANDING.

                                CABOT CORPORATION

                                      INDEX

Part I.  Financial Information                                              Page
                                                                            ----

     Item 1. Financial Statements

             Consolidated Statements of Income
               Three Months Ended March 31, 2002 and 2001                     3

             Consolidated Statements of Income
               Six Months Ended March 31, 2002 and 2001                       4

             Consolidated Balance Sheets
               March 31, 2002 and September 30, 2001                          5

             Consolidated Statements of Cash Flows
               Six Months Ended March 31, 2002 and 2001                       7

             Consolidated Statement of Changes in Stockholders'
               Equity Six Months Ended March 31, 2002                         8

             Notes to Consolidated Financial Statements                       9

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           24

     Item 3. Quantitative and Qualitative Disclosures About
               Market Risk                                                   31

Part II. Other Information

     Item 1. Legal Proceedings                                               33

     Item 4. Submission of Matters to a Vote of Security Holders             33

     Item 6. Exhibits and Reports on Form 8-K                                34

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                CABOT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                          Three Months Ended March 31,

                     (In millions, except per share amounts)

                                    UNAUDITED

                                                                2002       2001
                                                               -----      -----
Revenues:
   Net sales and other operating revenues                      $ 350      $ 458
   Interest and dividend income                                    2          7
                                                               -----      -----
      Total revenues                                             352        465
                                                               -----      -----

Costs and expenses:
   Cost of sales                                                 247        339
   Selling and administrative expenses                            51         52
   Research and technical service                                 12         12
   Interest expense                                                6          9
   Special items                                                   3         17
   Other charges (income), net                                    (4)      --
                                                               -----      -----
      Total costs and expenses                                   315        429
                                                               -----      -----

Income before income taxes                                        37         36
Provision for income taxes                                       (10)       (10)
Equity in net income of affiliated companies                    --            4
Minority interest in net income                                   (1)        (2)
                                                               -----      -----

      Income from continuing operations                           26         28

Discontinued operations:
      Gain on sale of businesses, net of income taxes           --            3
                                                               -----      -----
Net income                                                        26         31

Dividends on preferred stock, net of tax benefit                  (1)        (1)
                                                               -----      -----

Net income available to common shares                          $  25      $  30
                                                               =====      =====

Weighted-average common shares outstanding:

   Basic                                                          59         63
                                                               =====      =====
   Diluted                                                        71         76
                                                               =====      =====

Income per common share
   Basic:
      Continuing operations                                    $0.43      $0.42
      Discontinued operations:
         Gain on sale of business                               --         0.05
                                                               -----      -----
      Net income                                               $0.43      $0.47
                                                               =====      =====

   Diluted:
      Continuing operations                                    $0.36      $0.36
      Discontinued operations:
         Gain on sale of business                               --         0.04
                                                               -----      -----
      Net income                                               $0.36      $0.40
                                                               =====      =====

Dividends per common share                                     $0.13      $0.11
                                                               =====      =====

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           Six Months Ended March 31,

                     (In millions, except per share amounts)

                                    UNAUDITED

                                                                2002       2001
                                                               -----      -----
Revenues:
   Net sales and other operating revenues                      $ 727      $ 853
   Interest and dividend income                                    5         18
                                                               -----      -----
      Total revenues                                             732        871
                                                               -----      -----

Costs and expenses:
   Cost of sales                                                 507        644
   Selling and administrative expenses                            99         97
   Research and technical service                                 23         23
   Interest expense                                               14         17
   Special items                                                   3         17
   Other charges (income), net                                    (3)      --
                                                               -----      -----
      Total costs and expenses                                   643        798
                                                               -----      -----

Income before income taxes                                        89         73
Provision for income taxes                                       (25)       (21)
Equity in net income of affiliated companies                       2          8
Minority interest in net income                                   (2)        (4)
                                                               -----      -----

      Income from continuing operations                           64         56

Discontinued operations:
      Gain on sale of businesses, net of income taxes           --            3
                                                               -----      -----
Net income                                                        64         59

Dividends on preferred stock, net of tax benefit                  (2)        (2)
                                                               -----      -----

Net income available to common shares                          $  62      $  57
                                                               =====      =====

Weighted-average common shares outstanding:

   Basic                                                          59         64
                                                               =====      =====
   Diluted                                                        71         76
                                                               =====      =====

Income per common share
   Basic:

     Continuing operations                                     $1.06      $0.85
     Discontinued operations:
        Gain on sale of business                                --         0.05
                                                               -----      -----
     Net income                                                $1.06      $0.90
                                                               =====      =====

   Diluted:
     Continuing operations                                     $0.90      $0.73
     Discontinued operations:
        Gain on sale of business                                --         0.04
                                                               -----      -----
     Net income                                                $0.90      $0.77
                                                               =====      =====

Dividends per common share                                     $0.26      $0.22
                                                               =====      =====

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2002 and September 30, 2001

                                  (In millions)

                                     ASSETS

                                                                               March 31,    September 30,
                                                                                 2002           2001
                                                                             -----------    ------------
                                                                             (Unaudited)
Current assets:
   Cash and cash equivalents                                                   $   200        $   364
   Accounts and notes receivable, net of reserve for doubtful
      accounts of $5 and $4                                                        317            267

   Inventories:
      Raw materials                                                                104             76
      Work in process                                                              129             70
      Finished goods                                                               123            106
      Other                                                                         39             33
                                                                               -------        -------
         Total inventories                                                         395            285

   Prepaid expenses                                                                 38             33
   Deferred income taxes                                                            15             19
                                                                               -------        -------

Total current assets                                                               965            968
                                                                               -------        -------

Investments:
   Equity                                                                           46             76
   Other                                                                            42             29
                                                                               -------        -------
      Total investments                                                             88            105
                                                                               -------        -------

Property, plant and equipment                                                    1,926          1,856
Accumulated depreciation and amortization                                       (1,074)        (1,049)
                                                                               -------        -------
   Net property, plant and equipment                                               852            807
                                                                               -------        -------

Other assets:
   Goodwill                                                                         95             19
   Other intangible assets, net of accumulated amortization of $4 and $4             8              2
   Deferred income taxes                                                             2              2
   Other assets                                                                     18             16
                                                                               -------        -------
      Total other assets                                                           123             39
                                                                               -------        -------

Total assets                                                                   $ 2,028        $ 1,919
                                                                               =======        =======

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2002 and September 30, 2001

                     (In millions, except for share amounts)

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                           March 31,   September 30,
                                                                             2002          2001
                                                                         -----------   -------------
                                                                         (Unaudited)
Current liabilities:
   Notes payable to banks                                                  $    62        $    13
   Current portion of long-term debt                                            26             30
   Accounts payable and accrued liabilities                                    220            243
   Deferred income taxes                                                         4              5
                                                                           -------        -------
      Total current liabilities                                                312            291
                                                                           -------        -------

Long-term debt                                                                 467            419
Deferred income taxes                                                           97             94
Other liabilities                                                              154            138

Commitments and contingencies (Note G)

Minority interest                                                               32             27

Stockholders' equity:
   Preferred stock:
      Authorized:  2,000,000 shares of $1 par value
      Series A Junior Participating Preferred Stock
         Issued and outstanding:  none
      Series B ESOP Convertible Preferred Stock 7.75% Cumulative

        Issued: 75,336 shares, outstanding: 57,798 and 59,148 shares            75             75
           (aggregate redemption value of $58 and $59)

   Less cost of shares of preferred treasury stock                             (39)           (33)

   Common stock:
      Authorized:  200,000,000 shares of $1 par value
         Issued and outstanding:  62,225,948 and 62,633,252 shares              62             63

   Less cost of shares of common treasury stock                                 (6)          --

   Additional paid-in capital                                                 --                9

   Retained earnings                                                         1,120          1,078

   Unearned compensation                                                       (30)           (40)

   Deferred employee benefits                                                  (52)           (54)

   Notes receivable for restricted stock                                       (22)           (23)

   Accumulated other comprehensive loss (Note J)                              (142)          (125)
                                                                           -------        -------

     Total stockholders' equity                                                966            950
                                                                           -------        -------

   Total liabilities and stockholders' equity                              $ 2,028        $ 1,919
                                                                           =======        =======

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Six Months Ended March 31,

                                  (In millions)

                                    UNAUDITED

                                                                        2002         2001
                                                                       -----        -----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                             $  64        $  59
Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
      Depreciation and amortization                                       53           59
      Deferred tax provision (benefit)                                     3           (1)
      Equity in income of affiliated companies,
         net of dividends received                                        (1)          (8)
      Special items                                                        2           10
      Gain on sale of business, net of income taxes                     --             (3)
      Non-cash compensation                                               10           11
      Other, net                                                           1            3
      Changes in assets and liabilities:
            Increase in accounts and notes receivable                    (37)         (45)
            Increase in inventory                                        (34)         (45)
            Decrease in accounts payable and accrued liabilities         (36)         (22)
            Increase in prepayments and other assets                      (8)          (3)
            Increase (decrease) in income taxes payable                   14         (156)
            Increase in other liabilities                                  6         --
            Other, net                                                     1         --
                                                                       -----        -----

               Cash provided by (used in) operating activities            38         (141)
                                                                       -----        -----

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of business                                       --              5
   Additions to property, plant and equipment                            (69)         (36)
   Proceeds from sales of property, plant and equipment                    1            2
   Purchase of investments                                                (9)          (4)
   Acquisition of affiliate, net of cash acquired                        (89)        --
   Cash from consolidation of equity affiliate                            10         --
                                                                       -----        -----

               Cash used in investing activities                        (156)         (33)
                                                                       -----        -----

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from long-term debt                                         --            129
   Repayments of long-term debt                                           (5)         (63)
   Increase (decrease) in short-term debt                                  4           (1)
   Purchases of preferred and common stock                               (31)         (77)
   Sales and issuances of common stock                                     4            3
   Cash dividends paid to stockholders                                   (17)         (16)
   Employee loan repayments                                                1            6
                                                                       -----        -----

               Cash used in financing activities                         (44)         (19)
                                                                       -----        -----

Effect of exchange rate changes on cash                                   (2)          (1)
                                                                       -----        -----

Decrease in cash and cash equivalents                                   (164)        (194)

Cash and cash equivalents at beginning of period                         364          638
                                                                       -----        -----

Cash and cash equivalents at end of period                             $ 200        $ 444
                                                                       =====        =====

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         Six Months Ended March 31, 2002

                                  (In millions)

                                    UNAUDITED


                                              ----------------------------------------------------------------------------------
                                                                                                                    Accumulated
                                                          Preferred              Common    Additional                  Other
                                              Preferred   Treasury    Common    Treasury     Paid-in    Retained   Comprehensive
                                                Stock       Stock      Stock      Stock      Capital    Earnings       Loss
                                              ----------------------------------------------------------------------------------

Balance at September 30, 2001                  $   75       $  (33)    $   63     $ --        $    9     $1,078       $ (125)
                                               ---------------------------------------------------------------------------------
Net income                                                                                                   64
Foreign currency translation adjustments                                                                                 (18)
Change in unrealized gain on available-for-
     sale securities                                                                                                       1

Total comprehensive income

Common dividends paid                                                                                       (16)
Issuance of stock under employee
     compensation plans, net of tax benefit                                                        4
Purchase and retirement of common stock                                    (1)                   (14)        (5)
Purchase of treasury stock - common                                                   (6)
Purchase of treasury stock - preferred                          (5)
Preferred stock conversion                                      (1)                                1
Preferred dividends paid to Employee
     Stock Ownership Plan, net of tax                                                                        (1)
Principal payment by Employee Stock
     Ownership Plan under guaranteed loan
Amortization of unearned compensation
Notes receivable - payment and forfeitures
                                               ---------------------------------------------------------------------------------
Balance at March 31, 2002                      $   75       $  (39)    $   62     $   (6)     $ --       $1,120       $ (142)
                                               =================================================================================


                                              ----------------------------------------------------------------------
                                                                            Notes
                                                             Deferred     Receivable       Total           Total
                                                Unearned     Employee   for Restricted  Stockholders'  Comprehensive
                                              Compensation   Benefits       Stock          Equity         Income
                                              ----------------------------------------------------------------------

Balance at September 30, 2001                   $  (40)       $  (54)       $  (23)        $  950
                                              ---------------------------------------------------
Net income                                                                                                $   64
Foreign currency translation adjustments                                                                     (18)
Change in unrealized gain on available-for-
     sale securities                                                                                           1
                                                                                                          ------
Total comprehensive income                                                                                $   47
                                                                                                          ======
Common dividends paid
Issuance of stock under employee
     compensation plans, net of tax benefit
Purchase and retirement of common stock
Purchase of treasury stock - common
Purchase of treasury stock - preferred
Preferred stock conversion
Preferred dividends paid to Employee
     Stock Ownership Plan, net of tax
Principal payment by Employee Stock
     Ownership Plan under guaranteed loan                          2
Amortization of unearned compensation               10
Notes receivable - payment and forfeitures                                       1
                                              ---------------------------------------------------
Balance at March 31, 2002                       $  (30)       $  (52)       $  (22)        $  966
                                              ===================================================



The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

                     (In millions, except per share amounts)
                                    UNAUDITED

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

         The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 2002 and 2001. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

B.       SPECIAL ITEMS AND DISCONTINUED OPERATIONS

         Associated with the acquisition of Showa Cabot Supermetals KK, Cabot recorded special items for the second quarter of fiscal 2002 of $2 million for an asset impairment charge from the cancellation of an expansion project at the Performance Materials plant in Boyertown, Pennsylvania and $1 million of non-capitalizable transaction costs.

         During fiscal 2000, Cabot approved plans to close two plants. In relation to the plant closings, Cabot recorded an $18 million charge in the fourth quarter of fiscal 2000. Included in the charge were accruals of $2 million for severance and termination benefits for approximately 38 employees of the Chemical and Performance Materials businesses, $7 million for facility closing costs, and a $9 million charge for the impairment of long-lived assets. One of the plant closures was completed during fiscal 2001, and the second plant closure was completed during the second quarter of fiscal 2002. During the quarter ended March 31, 2002, approximately $1 million of severance and termination benefits were paid out of the accrual, which represents the final payments under the severance arrangements. At March 31, 2002, $2 million remains accrued for the required monitoring costs at the second site.

         On September 19, 2000, Cabot completed a transaction to sell its liquefied natural gas (LNG) business for approximately $688 million cash. The sale included Cabot's LNG terminal in Everett, Massachusetts, its LNG tanker, the Matthew, and its equity interest in the Atlantic LNG liquefaction plant in Trinidad. The gain on the sale of the LNG business recorded in the fourth quarter of fiscal 2000 was approximately $309 million, net of taxes of $178 million. In February 2001, Cabot received additional cash proceeds of $5 million from the sale. The receipt net of taxes is classified as a gain on sale of discontinued business in the consolidated statements of income.

C.       ACQUISITION

         On February 8, 2002, Cabot Corporation purchased the remaining 50% of the shares in Showa Cabot Supermetals KK (SCSM) in Japan, from its joint venture partner, Showa Denko KK. SCSM is a supplier of tantalum powders and metal products to the global electronics, aerospace, and chemical processing industries. The acquisition of SCSM expands the capacity of Cabot's tantalum business.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2002

                     (In millions, except per share amounts)
                                    UNAUDITED

         This acquisition has been accounted for as a purchase and the operating results of SCSM will be reported on a one month lag. Prior to the acquisition Cabot's investment in SCSM was accounted for as an equity investment and the results were reported on a three month lag. The equity investment income for the final three month period prior to the acquisition was not material to the consolidated results of operations. Included in the consolidated results of Cabot Corporation for the second quarter of 2002, are 50% of the operating results of SCSM for the months of October 2001 through January 2002 and 100% of the operating results of Cabot Supermetals (formerly SCSM) for the month of February 2002.

         The fair value of the debt assumed and assets and liabilities acquired represents the 50% of Cabot Supermetals purchased. A summary of the consideration paid and the allocation of the purchase price of the acquisition is as follows:

              Cash paid                                                $ 99
              Fair value of debt assumed                                 53

                                                                       ----
                 Total consideration                                   $152
                                                                       ====

              Fair value of tangible and intangible assets acquired    $103
              Fair value of liabilities assumed                          22

                                                                       ----
                 Fair value of net assets acquired                     $ 81
                                                                       ====

              Recorded goodwill                                        $ 71
                                                                       ====

         Allocation of the purchase price is based on estimates of the fair value of the net assets acquired, and is subject to adjustment. Cabot is not aware of any information that would indicate that the final purchase price allocations will differ significantly from preliminary estimates.

         Assuming Cabot owned 100% of Cabot Supermetals for all periods presented, the following table would be the unaudited pro forma consolidated operating results for the three and six months ended March 31, 2002 and 2001:

                                       Three Months Ended March 31       Six Months Ended March 31
                                       ---------------------------       -------------------------
                                         2002               2001           2002             2001
                                       --------           --------       --------         --------

              Total revenues           $    359           $    508       $    758         $    944
              Net income                     25                 37             62               66
              Net income per share:
                Basic                  $   0.41           $   0.58       $   1.02         $   1.02
                Diluted                $   0.35           $   0.49       $   0.87         $   0.87

         The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place in the prior year or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs which may occur as a result of the integration and consolidation of Cabot Supermetals.

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

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2002

                     (In millions, except per share amounts)
                                    UNAUDITED


         At March 31, 2002 and September 30, 2001, Cabot had goodwill balances of $95 million and $19 million, respectively. During the first quarter of 2002, Cabot acquired the shares of certain minority interest shareholders in the Chemical Businesses, resulting in $5 million of additional goodwill. On February 8, 2002, Cabot acquired the remaining 50% of the shares in Showa Cabot Supermetals KK, resulting in $71 million of additional goodwill in the Performance Materials business.

         The carrying amount of goodwill attributable to each reportable operating segment with goodwill balances and the changes in those balances during the six months ended March 31, 2002 are as follows:

                                                          Chemical   Performance
                                                         Businesses   Materials    Total
                                                         ----------  -----------   -----

              Balance at September 30, 2001                 $ 16        $  3       $ 19

              Goodwill acquired during period                  5          71         76

              Foreign exchange translation adjustment         (1)          1        --
                                                            ----        ----       ----

              Balance at March 31, 2002                     $ 20        $ 75       $ 95
                                                            ====        ====       ====

         Cabot does not have any indefinitely-lived intangible assets. At March 31, 2002, Cabot had $8 million of finite-lived intangible assets primarily composed of know-how. At September 30, 2001, Cabot had $2 million of finite-lived intangible assets. Intangible assets are amortized over their estimated useful lives, which range from two to fifteen years. Estimated amortization expense is expected to be approximately $1 million in each of the next five years.

         If FAS No. 142 had been adopted in the prior period Cabot's pro forma net income and pro forma net income per common share for the three and six months ended March 31, 2001 would have been:

                                                        Three Months Ended March 31,     Six Months Ended March 31,
                                                        ----------------------------     --------------------------
                                                                    2001                             2001
                                                                   ------                           ------
              Net income - as reported                             $   31                            $   59
              Goodwill amortization, net of tax
              benefit                                                 --                                  1
                                                                   ------                            ------

              Net income - pro forma                               $   31                            $   60
                                                                   ======                            ======
              Net income per common share - pro forma:
                 Basic                                             $ 0.48                            $ 0.92
                 Diluted                                           $ 0.41                            $ 0.78

E.       NOTES PAYABLE AND LONG-TERM DEBT

         On February 8, 2002, SCSM had $47 million in notes payable to banks and $59 million in long-term debt from institutional lenders. The bank notes are payable in Yen and have renewable one year terms. Notes payable to banks are classified as current liabilities on the consolidated balance sheet. The interest rates on $10 million of the bank notes are fixed and range from 0.7% to 0.8%. The interest rates on the remaining bank notes are variable and based on short term interest rates.

         The long-term debts are also payable in Yen and mature on various dates in fiscal years 2004 to 2006. The interest rates on $25 million of the loans are fixed and range from 1.5% to 2.1%. The interest rates on the remaining long-term loans are variable and based on short term interest rates.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2002

                     (In millions, except per share amounts)
                                    UNAUDITED

         The principal payments on the $59 million in long-term debt due in each of the five fiscal years 2002 through 2006 are zero, zero, $10 million, $19 million, and $30 million, respectively.

F.       FINANCIAL INSTRUMENTS

         In October 2001, Cabot entered into four interest rate swaps in an aggregate notional amount of $97 million. The swaps are derivative instruments as defined by FAS No. 133 and have been designated as fair value hedges. The swaps hedge the change in the fair value of $97 million of Cabot's fixed rate medium term notes due to changes in interest rates. The interest rate swaps, as well as the medium term notes they hedge, mature on various dates through February 2007. A derivative liability and a corresponding reduction to long term debt of $2 million were recorded for the fair market value of the swaps at March 31, 2002. The interest rate swaps were determined to be highly effective and no amount of ineffectiveness needed to be recorded in earnings during the period ended March 31, 2002.

         As part of the SCSM acquisition, Cabot assumed interest rates swaps in an aggregate notional amount of $43 million. The swaps are derivative instruments as defined by FAS No. 133 and have been designated as cash flow hedges. The swaps hedge the risk of changes in market interest rates associated with $43 million of the variable rate bank notes and long-term debts assumed in the SCSM acquisition. The swaps are variable-for-fixed swaps of the quarterly interest payments. The swaps require payment of fixed rates ranging from 1.5% to 2.2% and the receipt of variable rates based on short-term interest rates. The interest rate contracts will mature with the associated loans in fiscal years 2002 through 2006. The interest rate swaps were recorded at their fair value of $1 million on the acquisition date. Subsequent changes in the fair value of these cash flow hedges will be recorded in other comprehensive income.

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

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2002

                     (In millions, except per share amounts)
                                    UNAUDITED

G.       COMMITMENTS AND CONTINGENCIES

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

         When the Company disposed of the business in 1995 to Aearo Corporation ("Aearo"), it agreed with Aearo that for an annual fee of $400,000 the Company would retain responsibility for, and indemnify Aearo against, claims asserted after July 11, 1995 to the extent they are alleged to arise out of the use of respirators before that date. Aearo can discontinue payment of the fee at any time, in which case it will assume the responsibility for and indemnify the Company with respect to these claims. Since the divestiture and until 2001, the Company had never spent more than the $400,000 that it collects from Aearo each year. In 2001 and to date in 2002, the amount spent in excess of $400,000 was not material. Neither the Company, nor its past or present subsidiaries, at any time manufactured asbestos or asbestos-containing products. Moreover, not every person with exposure to asbestos giving rise to an asbestos claim used a form of respiratory protection. At no time did the business for which the Company is financially responsible for legal costs represent a significant portion of the respirator market. In addition, as a result of the arrangements involving these lawsuits and claims, the Company has only a portion of the liability in any given case.

         The overall number of new cases filed increased last year, but the rate of new case filings substantially decreased during the latter half of the year. The rate of filings in the present year approximates the overall rate of filings last year. However, due to the inherent uncertainty of these matters, it is difficult to predict the scope and number of claims which might be asserted in future years. Accordingly, there is a remote possibility that this litigation could result in future charges that could have a material adverse impact on the Company's financial condition or results of operations. While there is always the possibility of an unusual result in any case, it is management's opinion, taking into account currently available information, past experience, contractual obligations and insurance coverage which may be applicable, that the pending suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material effect on the Company's financial condition or results of operations.

         As of March 31, 2002, Cabot has approximately $28 million reserved for environmental matters, primarily related to divested businesses. The amount represents Cabot's current best estimate of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of cleanup required, alternative cleanup methods available, abilities of other responsible parties to contribute, and its interpretation of applicable laws and regulations at each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Cabot is unable to reasonably estimate the amount of possible loss in excess of the accrued amount.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2002

                     (In millions, except per share amounts)
                                    UNAUDITED

         In the opinion of Cabot, although final disposition of these suits and claims may impact Cabot's financial statements in a particular period, they will not, in the aggregate, have a material adverse effect on Cabot's financial position.

H.       COMMON TREASURY STOCK

         Common treasury stock is presented on the consolidated balance sheet at cost as a reduction to stockholders' equity. During the second quarter of fiscal 2002, Cabot repurchased $6 million of its common stock. This stock will be held in treasury and used to fund an employee benefit plan.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2002

            (Preferred, preferred treasury and common treasury shares
                   in thousands and common shares in millions)
                                    UNAUDITED


I.     STOCKHOLDERS' EQUITY

       The following table summarizes the changes in shares of stock for the three months ended March 31:

                                                                  2002
                                                                 ------
         PREFERRED STOCK
           Balance at December 31, 2001                              75
                                                                 ------
           Balance at March 31, 2002                                 75
                                                                 ======


         PREFERRED TREASURY STOCK
           Balance at December 31, 2001                              17
           Purchased preferred treasury stock                       --
           Preferred stock conversion                                 1
                                                                 ------
           Balance at March 31, 2002                                 18
                                                                 ======

         COMMON STOCK
           Balance at December 31, 2001                              62
           Purchased and retired common stock                       --
                                                                 ------
           Balance at March 31, 2002                                 62
                                                                 ======

         COMMON TREASURY STOCK
           Balance at December 31, 2001                             --
           Purchased common treasury stock                          175
                                                                 ------
           Balance at March 31, 2002                                175
                                                                 ======

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2002

            (Preferred, preferred treasury and common treasury shares
                   in thousands and common shares in millions)
                                    UNAUDITED

I.     STOCKHOLDERS' EQUITY (CONTINUED)

       The following table summarizes the changes in shares of stock for the six months ended March 31:

                                                                 2002
                                                                ------
         PREFERRED STOCK
           Balance at September 30, 2001                            75
                                                                ------
           Balance at March 31, 2002                                75
                                                                ======


         PREFERRED TREASURY STOCK
           Balance at September 30, 2001                            16
           Purchased preferred treasury stock                        1
           Preferred stock conversion                                1
                                                                ------
           Balance at March 31, 2002                                18
                                                                ======

         COMMON STOCK
           Balance at September 30, 2001                            63
           Purchased and retired common stock                       (1)
                                                                ------
           Balance at March 31, 2002                                62
                                                                ======

         COMMON TREASURY STOCK
           Balance at September 30, 2001                          --
           Purchased common treasury stock                         175
                                                                ------
           Balance at March 31, 2002                               175
                                                                ======

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2002

                                  (In millions)

                                    UNAUDITED

J.    COMPREHENSIVE INCOME

      The pre-tax, tax, and after-tax effects of the components of other comprehensive loss for the three months ended March 31 are shown below:

                                                             Pre-tax           Tax           After-tax
                                                            ---------         ------        -----------
      2002
      Foreign currency translation adjustments                $ (17)          $  --            $ (17)
      Unrealized holding loss arising during period on
         marketable equity securities                            (4)               1              (3)
                                                              -----           ------           -----
      Other comprehensive income (loss)                       $ (21)          $    1           $ (20)
                                                              =====           ======           =====


                                                             Pre-tax           Tax           After-tax
                                                            ---------         ------        -----------
      2001
      Foreign currency translation adjustments                $ (21)          $  --            $ (21)
      Unrealized holding gain arising during period on
         marketable equity securities                             7               (3)              4
                                                              -----           ------           -----
      Other comprehensive income (loss)                       $ (14)          $   (3)          $ (17)
                                                              =====           ======           =====

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2002

                                  (In millions)

                                    UNAUDITED

J.      COMPREHENSIVE INCOME (CONTINUED)

        The pre-tax, tax, and after-tax effects of the components of other comprehensive income (loss) for the six months ended March 31 are shown below:

                                                             Pre-tax           Tax           After-tax
                                                            ---------         ------        -----------
        2002
        Foreign currency translation adjustments              $ (18)          $  --            $ (18)
        Unrealized holding gain arising during period on
           marketable equity securities                           2               (1)              1
                                                              -----           ------           -----
        Other comprehensive income (loss)                     $ (16)          $   (1)          $ (17)
                                                              =====           ======           =====

                                                             Pre-tax           Tax           After-tax
                                                            ---------         ------        -----------
        2001
        Foreign currency translation adjustments              $ (20)          $  --            $ (20)
        Unrealized holding gain arising during period on
           marketable equity securities                          11               (5)              6
                                                              -----           ------           -----
        Other comprehensive income (loss)                     $  (9)          $   (5)          $ (14)
                                                              =====           ======           =====


        The balance of related after-tax components comprising accumulated other comprehensive loss as of March 31 and September 30 is summarized below:

                                                                      March 31,  September 30,
                                                                        2002         2001
                                                                      --------   -------------
         Foreign currency translation adjustments                      $(149)       $(131)
         Unrealized holding gain on marketable equity securities           7            6
                                                                       -----        -----
         Accumulated other comprehensive loss                          $(142)       $(125)
                                                                       =====        =====

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2002

                     (In millions, except per share amounts)

                                    UNAUDITED

K.       EARNINGS PER SHARE

         Basic and diluted earnings per share ("EPS") were calculated for the three months ended March 31 as follows:

                                                                                         2002         2001
                                                                                        ------       ------
         BASIC EPS
            Income available to common shares (numerator)                               $   25       $   30
                                                                                        ======       ======

            Weighted-average common shares outstanding                                      62           66
            Less:  Contingently issuable shares(1)                                          (3)          (3)
                                                                                        ------       ------

            Adjusted weighted-average shares (denominator)                                  59           63
                                                                                        ======       ======

            Basic EPS                                                                   $ 0.43       $ 0.47
                                                                                        ======       ======

         DILUTED EPS
            Income available to common shares                                           $   25       $   30
            Dividends on preferred stock                                                     1            1
            Less:  Income effect of assumed conversion of preferred stock                 --            --
                                                                                        ------       ------

            Income available to common shares plus assumed conversions (numerator)      $   26       $   31
                                                                                        ======       ======

            Weighted-average common shares outstanding                                      62           66
            Effect of dilutive securities:
                 Conversion of preferred stock                                               8            9
                 Conversion of incentive stock options(2)(3)                                 1            1
                                                                                        ------       ------

            Adjusted weighted-average shares (denominator)                                  71           76
                                                                                        ======       ======

            Diluted EPS                                                                 $ 0.36       $ 0.40
                                                                                        ======       ======

(1) Represents restricted stock issued under Cabot Equity Incentive Plans.

(2) As of March 31, 2001, the average fair value of Cabot's stock price exceeded the exercise price of all options outstanding. As such, all options outstanding have been included in the calculation of fully diluted earnings per share.

(3) Of the options to purchase shares of common stock outstanding at March 31, 2002, .3 million shares were not included in the computation of diluted EPS because those options' exercise price was greater than the average market price of common shares for the second quarter of fiscal year 2002.

                               CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2002

                     (In millions, except per share amounts)

                                    UNAUDITED

K.    EARNINGS PER SHARE (CONTINUED)

         Basic and diluted earnings per share ("EPS") were calculated for the six months ended March 31 as follows:

                                                                                         2002         2001
                                                                                        ------       ------
      BASIC EPS
         Income available to common shares (numerator)                                  $   62       $   57
                                                                                        ======       ======

         Weighted-average common shares outstanding                                         62           67
         Less:  Contingently issuable shares(1)                                             (3)          (3)
                                                                                        ------       ------

         Adjusted weighted-average shares (denominator)                                     59           64
                                                                                        ======       ======

         Basic EPS                                                                      $ 1.06       $ 0.90
                                                                                        ======       ======

      DILUTED EPS
         Income available to common shares                                              $   62       $   57
         Dividends on preferred stock                                                        2            2
         Less:  Income effect of assumed conversion of preferred stock                     --           --
                                                                                        ------       ------

         Income available to common shares plus assumed conversions (numerator)         $   64       $   59
                                                                                        ======       ======

         Weighted-average common shares outstanding                                         62           67
         Effect of dilutive securities:
              Conversion of preferred stock                                                  8            9
              Conversion of incentive stock options(2)                                       1          --
                                                                                        ------       ------

         Adjusted weighted-average shares (denominator)                                     71           76
                                                                                        ======       ======

         Diluted EPS                                                                    $ 0.90       $ 0.77
                                                                                        ======       ======

(1) Represents restricted stock issued under Cabot Equity Incentive Plans.

(2) As of March 31, 2001 and 2002, the average fair value of Cabot's stock price exceeded the exercise price of all options outstanding. As such, all options outstanding have been included in the calculation of fully diluted earnings per share.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2002

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

                                                          CHEMICAL   PERFORMANCE   SPECIALTY   SEGMENT   UNALLOCATED  CONSOLIDATED
                                                         BUSINESSES   MATERIALS     FLUIDS      TOTAL     AND OTHER      TOTAL
                                                         ----------  -----------   ---------   -------   -----------  ------------

         2002
         Net sales and other operating revenues(1) (2)     $ 301        $  48        $   6      $ 355       $  (5)       $ 350
         Profit (loss) before taxes(3)                     $  30        $  14        $  (1)     $  43       $  (6)       $  37

         -------------------------------------------------------------------------------------------------------------------------

         2001
         Net sales and other operating revenues(1) (2)     $ 357        $ 103        $   5      $ 465       $  (7)       $ 458
         Profit (loss) before taxes(3)                     $  35        $  26        $  (1)     $  60       $ (24)       $  36


         Unallocated and other net sales and other operating revenues includes the following:


                                                       2002          2001
                                                      ------        ------
         Equity affiliate sales                       $  (15)       $  (16)
         Royalties paid by equity affiliates               1             1
         Interoperating segment revenues                  (1)           (2)
         Shipping and handling fees                       10            10
                                                      ------        ------
              Total                                   $   (5)       $   (7)
                                                      ======        ======


         Unallocated and other profit (loss) before taxes includes the following:


                                                         2002          2001
                                                        ------        ------
         Interest expense                               $   (6)       $   (9)
         General unallocated income (expense)(4)             3             6
         Equity in net income of affiliated companies      --             (4)
         Special item(5)(6)                                 (3)          (17)
                                                        ------        ------
              Total                                     $   (6)       $  (24)
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

(6) Results for the second quarter of fiscal 2002 include a charge related to the discontinuance of a project in the Performance Materials plant in Boyertown, Pennsylvania and non-capitalizable transaction costs, both associated with the acquisition of Showa Cabot Supermetals.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2002

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


                                                          CHEMICAL   PERFORMANCE   SPECIALTY   SEGMENT   UNALLOCATED  CONSOLIDATED
                                                         BUSINESSES   MATERIALS     FLUIDS      TOTAL     AND OTHER      TOTAL
                                                         ----------  -----------   ---------   -------   -----------  ------------

         2002
         Net sales and other operating revenues(1) (2)     $ 594        $ 130        $  15      $ 739       $ (12)       $ 727
         Profit (loss) before taxes(3)                     $  57        $  45        $ --       $ 102       $ (13)       $  89

         -------------------------------------------------------------------------------------------------------------------------

         2001
         Net sales and other operating revenues(1) (2)     $ 691        $ 159        $  12      $ 862       $  (9)       $ 853
         Profit (loss) before taxes(3)                     $  76        $  23        $ --       $  99       $ (26)       $  73


         Unallocated and other net sales and other operating revenues includes the following:


                                                       2002          2001
                                                      ------        ------
         Equity affiliate sales                       $  (30)       $  (31)
         Royalties paid by equity affiliates               3             3
         Interoperating segment revenues                  (4)           (3)
         Shipping and handling fees                       19            22
                                                      ------        ------
              Total                                   $  (12)       $   (9)
                                                      ======        ======


         Unallocated and other profit (loss) before taxes includes the following:


                                                        2002          2001
                                                       ------        ------
         Interest expense                              $  (14)       $  (17)
         General unallocated income (expense)(4)            6            16
         Equity in net income of affiliated companies      (2)           (8)
         Special item(5)(6)                                (3)          (17)
                                                       ------        ------
              Total                                    $  (13)       $  (26)
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

(6) Results for the second quarter of fiscal 2002 include a charge related to the discontinuance of a project in the Performance Materials plant in Boyertown, Pennsylvania and non-capitalizable transaction costs, both associated with the acquisition of Showa Cabot Supermetals.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2002

                     (In millions, except per share amounts)
                                    UNAUDITED

M.       RECENT ACCOUNTING DEVELOPMENTS

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

         In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), which supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and provisions of APB Opinion No. 30 "Reporting the Results of Operations
         - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"), for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in FAS No. 121, to be applied to all long-lived assets including discontinued operations. FAS No. 144 will be effective for Cabot on October 1, 2002. Cabot is currently evaluating the effect of implementing FAS No. 144.

         The FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS No. 145") in April 2002. This statement updates, clarifies and simplifies existing accounting pronouncements. Specifically, the statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("FAS No. 4"), FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking Fund Requirements" ("FAS No. 64") and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends FASB Statement No. 13, "Accounting for Leases" ("FAS No. 13") and certain other existing authoritative pronouncements to make technical corrections or clarifications. FAS No. 145 will be effective for Cabot related to the rescission of FAS No. 4 and FAS No. 64 on October 1, 2002. FAS No. 145 will be effective related to the amendment of FAS No. 13 for all transactions occurring after May 15, 2002. All other provisions of FAS No. 145 will be effective for financial statements issued after May 15, 2002. Cabot is currently evaluating the effect of implementing FAS No. 145.

                                CABOT CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

I. CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are central to the presentation of the Company's financial condition and results of operations and that require subjective or complex estimates by management. The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its policies and estimates, including those related to revenue recognition, inventory valuation, impaired assets, environmental costs, pensions and other postemployment benefits, and litigation and contingencies. The Company bases its estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies are the most important to the portrayal of the Company's financial condition and results and require management's more significant judgments and estimates in the preparation of the Company's consolidated financial statements.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

The Company derives its revenue through the sale of chemical products, performance materials and specialty fluids products. Cabot recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Revenue from product sales is recognized when product is shipped and title and risk of loss has passed to the customer. The Company generally is able to ensure that products meet customer specification prior to shipment. The Company prepares its estimates for sales returns and allowances, discounts and rebates quarterly based primarily on historical experience updated for changes in facts and circumstances, as appropriate. If actual future results vary, the Company may need to adjust its estimates, which could have an impact on earnings in the period of adjustment.

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which establishes criteria which must be satisfied before revenue is realized or realizable and earned.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could affect future earnings. As of March 31, 2002, the allowance for doubtful accounts was $5 million.

INVENTORY VALUATION

Inventories are stated at the lower of cost or market. The cost of most raw materials, work in process and finished goods inventories in the United States is determined by the last-in, first-out ("LIFO") method. The cost of other United States and all non-United States inventories is determined using the average cost method or the first-in, first-out ("FIFO") method. As of March 31, 2002, the estimated current cost of these inventories exceeded their stated valuation determined on the LIFO basis by approximately $90 million. The Company writes down its inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Such write-downs have not historically been significant. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

VALUATION OF LONG-LIVED ASSETS

The Company's long-lived assets include property, plant, equipment, long-term investments, goodwill and other intangible assets. The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the fair value of the asset is less than the carrying value of the asset. The fair value of the asset is based on undiscounted estimated cash flows. The Company's estimates reflect management's assumptions about selling prices, production and sales volume, costs and market conditions over the estimated remaining operating period. If an impairment is indicated, the asset is written down to fair value.

Effective October 1, 2001, the Company adopted the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"). In accordance with FAS No. 142, the Company no longer amortizes goodwill and indefinite lived intangible assets. The Company performs an annual impairment test for goodwill by comparing the fair value of each reporting unit to its carrying value, including goodwill. The fair value is based on discounted estimated cash flows. The assumptions used to estimate the fair value of a reporting unit include management's best estimates of the reporting unit's future growth rates, capital expenditures, discount rates and market conditions over the estimated remaining operating period.

If the carrying value exceeds the fair value, then the Company compares the implied fair value of the reporting unit's goodwill with the carrying value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that reporting unit. If the carrying amount exceeds the implied fair value of the goodwill, then an impairment loss is recognized for the excess amount.

ENVIRONMENTAL COSTS

The Company accrues environmental costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated, but a range of estimated liability can be reasonably estimated, the Company accrues the amount that reflects its best estimate within that range. The amount accrued reflects the Company's assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. The availability of new information, changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in applicable government laws and regulations could result in higher or lower costs. The Company does not reduce its estimated liability for possible recoveries from insurance carriers. Insurance recoveries are recorded when received. In fiscal 2001 and 2000, the Company received $1 million and $10 million, respectively for insurance recoveries which were classified as special items in the consolidated statement of operations.

As of March 31, 2002, the Company had $28 million reserved for environmental matters.

PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS

The Company maintains both defined benefit and defined contribution plans for its employees. In addition, the Company provides certain health care and life insurance benefits for retired employees. The costs and obligations related to these benefits reflect the Company's assumptions related to general economic conditions, including interest rates, expected return on plan assets, and rate of compensation increase for employees. Projected health care benefits reflect the Company's assumptions about health care cost trends. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease. Actual results that differ from the assumptions are accumulated and amortized over future periods and therefore, affect the recognized expense and recorded obligation in such future periods.

LITIGATION AND CONTINGENCIES

When the Company is involved in litigation, it accrues a liability for such matters when it is probable that a liability will be incurred and the amount can be reasonably estimated. The estimated reserves are recorded based on what is deemed reasonable for such pending matters; however, there is always the possibility of an unusual result in any case, which may have an adverse effect on the results of operations.

II. RESULTS OF OPERATIONS

Net sales and operating profit before taxes by segment are shown in Note L of the Consolidated Financial Statements.

THREE MONTHS ENDED MARCH 31, 2002 VERSUS
THREE MONTHS ENDED MARCH 31, 2001

Net income for the second quarter of fiscal 2002 was $26 million ($0.36 per diluted common share) compared to $31 million ($0.40 per diluted common share) in the same quarter a year ago. Included in this quarter's results are special charges totaling $3 million ($0.03 per diluted common share) related to the cancellation of an expansion project in the Performance Materials plant in Boyertown, Pennsylvania and non-capitalizable transaction costs. These special charges are associated with the February 2002 acquisition of the remaining 50% of the shares in Showa Cabot Supermetals KK ("SCSM") in Japan from the Company's joint venture partner, Showa Denko KK. Included in results for the second quarter of 2001 are special charges totaling $17 million ($0.16 per diluted common share) related to the retirement of the Chief Executive Officer. These charges consist of $10 million related to the accelerated vesting of shares issued under the Long Term Incentive Compensation Plan and a $7 million cash payment.

Sales decreased $108 million or 24%, from $458 million last year to $350 million this year. Similarly, operating profit before taxes and special items decreased 25% from $53 million in the second quarter of fiscal 2001 to $40 million in the second quarter of fiscal 2002.

Sales for the Chemical Businesses decreased 16%, from $357 million in the second quarter of fiscal 2001 to $301 million in the second quarter of fiscal 2002. Operating profit decreased 14%, from $35 million to $30 million which included a $3 million impact related to unfavorable currency trends.

For the second quarter of fiscal 2002, global carbon black volumes declined 2% compared to the second quarter of fiscal 2001. In addition to volume declines, foreign exchange was unfavorable by $3 million for the global carbon black business. Lower volumes and prices and unfavorable foreign exchange were somewhat offset by reduced feedstock costs. Sales volumes decreased 2% and 7%, respectively, in North America and Europe as a result of lower demand for carbon black due to weakened economic conditions. European volumes were also negatively impacted by pressure due to imports from outside the region, primarily from Egypt. While the devaluation of the Peso has hurt domestic business in Argentina, it has also caused exports to become more cost competitive. Therefore, exports to Brazil have increased to offset the domestic volume decline in Argentina. As a result, volumes in South America have remained stable with a 1% increase in volume. Strong demand in Asia Pacific, particularly in China, resulted in a 9% increase in volumes in that region.

The fumed metal oxides business experienced a 9% decrease in volumes in the second fiscal quarter of 2002 compared to the same quarter of 2001. In particular, fumed metal oxides' electronics and fiber optics markets experienced a significant decline in demand. Its traditional silicone rubber, composites and adhesives markets experienced relatively flat volumes year over year. Lower operating costs, favorable feedstock costs, and revenue associated with the operation of the fumed alumina unit did, however, offset the impact of price erosion and volume decline resulting in a $2 million improvement in operating profit versus the second fiscal quarter of 2001.

Cabot's inkjet colorants business continues to make progress with the growth of its existing commercial products and the development of new products. Volumes increased 39% resulting in a $1 million increase in operating profit in the second quarter of fiscal 2002 versus the second fiscal quarter of 2001.

Though volumes for the Chemical Businesses decreased slightly in the second fiscal quarter of 2002, volumes were 11% higher sequentially. Rising oil prices will likely have a negative impact on carbon black feedstock costs and short-term margins. Consequently, the Company remains cautious about the outlook for the Chemical Businesses segment for the rest of fiscal 2002.

Performance Materials sales decreased 53% from $103 million in the second quarter of fiscal 2001 to $48 million in the second quarter of fiscal 2002. Volumes and operating profit declined 72% and 46%, respectively. The business did, however, experience higher average selling prices due to improved mix and higher contract prices for some products. In addition, the business benefited from lower average ore costs because the spot price for tantalum was much lower in the second quarter of 2002 compared to the same quarter of 2001. The significant declines in sales, volumes, and operating profit essentially resulted from the failure of two of the Company's tantalum customers to buy tantalum wire and powder regularly during the year pursuant to their contracts with the Company. Cabot has continued its efforts to resolve certain issues under the supply contracts with these customers but to date has been unsuccessful in reaching mutual resolution with them. Cabot filed legal actions in April 2002 against the two customers to enforce its rights under the contracts, to preserve their value for its shareholders, and to be fair to its tantalum customers who are honoring their contracts. As these lawsuits continue, the Company remains cautious about the outlook for the fiscal year for this business.

Specialty Fluids sales in the second quarter were $6 million versus $5 million last year. The segment reported an operating loss of $1 million for the second quarter of 2002 and 2001. While the business benefited from increased volumes and improved pricing in the second quarter of 2002 for cesium formate, lower tantalum ore sales had a negative impact. During the second quarter of fiscal 2002, Specialty Fluids began work on three additional completion jobs, including one job in the Gulf of Mexico which is a new market for the product. To date, cesium formate has been successfully used in a total of 50 completion and drill-in applications, primarily involving challenging high pressure, high temperature wells in the North Sea. In the second quarter of fiscal 2002, actual flow results continued to support the initial flow tests from drill-in jobs finished during the fourth quarter of fiscal 2001, which anticipated two to five times higher flow rates. These results indicate that cesium formate is delivering the value in use that the Company and our customers anticipated.

Research and technical service spending remained flat at $12 million for the second quarter of 2002 versus the second quarter of last year. Selling and administrative expenses decreased $1 million from $52 million for the second quarter of fiscal 2001 to $51 million spent in the second quarter of this year. The decrease is largely due to reduced stock-based incentive compensation costs.

Interest income in the second quarter was $5 million less than in the same quarter last year due to a decrease in Cabot's cash position and lower interest rates.

Interest expense for the quarter ended March 31, 2002 decreased $3 million versus the year ago quarter due to the benefit of the interest rate swaps, lower interest rates, and capitalized interest.

In the second quarter of 2002, other income increased $4 million due to a $2 million foreign exchange gain, primarily resulting from a net U.S. dollar receivable position in Argentina and a $2 million gain from the sale of Cabot Microelectronics shares related to incentive compensation forfeitures.

During fiscal 2000, Cabot approved plans to close two plants. In relation to the plant closings, Cabot recorded an $18 million charge in the fourth quarter of fiscal 2000. Included in the charge were accruals of $2 million for severance and termination benefits for approximately 38 employees of the Chemical and Performance Materials businesses, $7 million for facility closing costs, and a $9 million charge for the impairment of long-lived assets. One of the plant closures was completed during fiscal 2001, and the second plant closure was completed during the second quarter of fiscal 2002. During the quarter ended March 31, 2002, approximately $1 million of severance and termination benefits were paid out of the accrual, which represents the final payments under the severance arrangements. At March 31, 2002, $2 million remains accrued for the required monitoring costs at the second site.

SIX MONTHS ENDED MARCH 31, 2002 VERSUS
SIX MONTHS ENDED MARCH 31, 2001

Net income from continuing operations for the first six months of fiscal 2002 was $64 million compared to $59 million for the first half of fiscal 2001. Included in these results from operations for the first six months of 2002 is a $3 million special charge related to the cancellation of an expansion project in the Performance Materials plant in Boyertown, Pennsylvania and non-capitalizable transaction costs, both associated with the acquisition of SCSM. Included in these results from operations for the first half of fiscal 2001 is a $17 million special charge related to the retirement of Cabot's Chief Executive Officer.

Sales decreased 15% from $853 million last year to $727 million this year due to somewhat weaker volumes and pricing in the Chemical Businesses and significantly decreased volumes in the Performance Materials segment. However, operating profit before taxes and special items increased slightly from $90 million in the first half of fiscal 2001 to $92 million in the first half of fiscal 2002. Increased average selling prices, particularly in the first quarter of 2002, and decreased ore costs in the Performance Materials business were the primary drivers behind the increase in profitability.

Sales for the Chemical Businesses decreased $97 million or 14%, from $691 million last year to $594 million this year. Operating profit decreased $19 million or 25%, from $76 million to $57 million. The decrease in profitability is primarily attributed to slower industrial growth in North America and Europe, pressure on margins, and unfavorable currency trends.

Performance Materials sales were $130 million, an 18% decrease from $159 million in the first six months of fiscal 2001. Operating profit increased 96% from $23 million in the first six months of last year to $45 million in the first two quarters of this year driven by higher prices and lower raw material costs, partially offset by lower volumes.

Specialty Fluids realized a $3 million improvement in sales for the six-month period ended March 31, 2002. Sales increased from $12 million last year to $15 million this year. Operating profitability for Specialty Fluids was break- even for the six month period of 2002 and for the same period in 2001. While cesium formate volumes and pricing improved, the business results were negatively impacted by declining tantalum ore sales.

In February 2001, Cabot received $3 million, net of tax, ($0.04 per diluted common share) of additional proceeds from the September 2000 sale of the Liquefied Natural Gas business. The proceeds, net of tax, are classified as a gain on sale of discontinued business in the consolidated statements of income.

Research and technical service spending remained flat at $23 million for the first half of 2002 versus the first half of last year. Selling and administrative expenses increased $2 million from $97 million for the first six months of fiscal 2001 to $99 million spent in the first six months of this year. The increase is largely due to increased corporate administrative costs offset by reduced stock-based incentive compensation costs.

Interest income in the six months ended March 31, 2002 was $13 million less than in the same period last year due to a decrease in Cabot's cash position. Lower interest rates further negatively impacted interest income.

Interest expense for the first six months of fiscal 2002 decreased $3 million versus the year ago period due to the benefit of the interest rate swaps, lower interest rates, and capitalized interest.

In the six month period ended March 31, 2002, other income increased $3 million due to a $1 million foreign exchange gain, primarily resulting from a net U.S. dollar receivable position in Argentina and a $2 million gain from the sale of Cabot Microelectronics shares related to incentive compensation forfeitures.

During fiscal 2000, Cabot approved plans to close two plants. In relation to the plant closings, Cabot recorded an $18 million charge in the fourth quarter of fiscal 2000. Included in the charge were accruals of $2 million for severance and termination benefits for approximately 38 employees of the Chemical and Performance Materials businesses, $7 million for facility closing costs, and a $9 million charge for the impairment of long-lived assets. One of the plant closures was completed during fiscal 2001, and the second plant closure was completed during the second quarter of fiscal 2002. During the quarter ended March 31, 2002, approximately $1 million of severance and termination benefits were paid out of the accruals. At March 31, 2002, $2 million remains in the accrual for the required monitoring costs at the second site.

III. CASH FLOW AND LIQUIDITY

During the first six months of the fiscal year, cash provided by operating activities totaled $38 million as compared to cash used by operating activities of $141 million for the same period last year. The cash provided by operations for fiscal 2002 was attributable to net income offsetting an increase in working capital. A component of the increase in working capital is the build-up of inventory in the Performance Materials business, resulting from the failure of two customers in the business to buy regularly under their contracts. The uses of cash during the first six months of 2001 were much higher than 2002 due to a $178 million tax payment related to the September 2000 disposition of Cabot's Liquified Natural Gas business.

Capital spending for the first six months of the year was $167 million. Of this amount, $89 million, net of $10 million in cash acquired, was related to the buyout by Cabot of the other 50% shareholder in the Showa Cabot Supermetals joint venture. The majority of the remaining capital spending related to maintaining existing assets and the construction of a semi-works facility for the Nanogel(TM) business. Capital expenditures for 2002 are expected to be approximately $280-$300 million. Capital expenditures for 2002 also include replacement projects, plant expansions, and the completion of projects started in fiscal 2001.

On February 8, 2002, Cabot purchased the remaining 50% of the shares in Showa Cabot Supermetals KK in Japan, from its joint venture partner, Showa Denko KK. SCSM is a supplier of tantalum powders and metal products to the global electronics, aerospace, and chemical processing industries. The acquisition of SCSM expands the capacity of Cabot's tantalum business.

Cash used by financing activities was $44 million in the first half of fiscal 2002 as compared to $19 million for the same period last year. In the first six months of 2002, the Company primarily used cash for the repurchase of $26 million of its common stock and $5 million of its preferred stock and a $17 million payment of cash dividends to shareholders. These uses of cash were somewhat offset by an increase in short-term debt and the issuance of $4 million of common stock. In the first six months of 2001, the key components of the change in net cash from financing activities were the issuance of a 3-year EURO note for $129 million, the repayment of $63 million in long-term debt, and the repurchase of $73 million of common stock and $4 million of preferred stock.

On May 10, 2002, Cabot's Board of Directors authorized the repurchase of up to
12.6 million shares of Cabot's common stock, superseding prior authorizations. As of March 31, 2002, approximately 7 million shares have been purchased under this authorization.

As a result of lower cash balances and the acquisition of debt, both related to the SCSM acquisition, Cabot's ratio of total debt (including short-term debt net of cash) to capital increased from 14% at December 31, 2001 to 26% at March 31, 2002.

The acquired debt of SCSM consisted of $47 million in notes payable to banks and $59 million in long-term debt from institutional lenders. The bank notes are payable in Yen and have renewable one year terms. Notes payable to banks are classified as current liabilities on the consolidated balance sheet. Interest rates are variable and based on short-term interest rates.

The long-term debts are also payable in Yen and mature on various dates in fiscal years 2004 to 2006. The interest rates on $25 million of the loans are fixed and range from 1.5% to 2.1%. The interest rates on the remaining long-term loans are variable and based on short-term interest rates. The principal payments on the $59 million in long-term debt due in each of the five fiscal years 2002 through 2006 are zero, zero, $10 million, $19 million, and $30 million, respectively.

In July 2001, Cabot replaced its revolving credit facility with a new agreement. Under the new agreement, Cabot may, under certain conditions, borrow up to $250 million at floating rates. The new facility is available through July 13, 2006. As of March 31, 2002, Cabot had no borrowings outstanding under this arrangement. Management expects cash on hand, cash from operations and present financing arrangements, including Cabot's unused line of credit and shelf registration for debt securities, to be sufficient to meet Cabot's cash requirements for the foreseeable future.

IV. Recent Accounting Developments

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

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), which supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"), for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in FAS No. 121, to be applied to all long-lived assets including discontinued operations. FAS No. 144 will be effective for Cabot on October 1, 2002. Cabot is currently evaluating the effect of implementing FAS No. 144.

The FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS No. 145") in April 2002. This statement updates, clarifies and simplifies existing accounting pronouncements. Specifically, the statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("FAS No. 4"), FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking Fund Requirements" ("FAS No. 64") and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends FASB Statement No. 13, "Accounting for Leases" ("FAS No. 13") and certain other existing authoritative pronouncements to make technical corrections or clarifications. FAS No. 145 will be effective for Cabot related to the rescission of FAS No. 4 and FAS No. 64 on October 1, 2002. FAS No. 145 will be effective related to the amendment of FAS No. 13 for all transactions occurring after May 15, 2002. All other provisions of FAS No. 145 will be effective for financial statements issued after May 15, 2002. Cabot is currently evaluating the effect of implementing FAS No. 145.




Forward-Looking Information: Included herein are statements relating to management's projections of future profits, the possible achievement of Cabot's financial goals and objectives, and management's expectations for Cabot's product development program. Actual results may differ materially from the results anticipated in the forward looking statements included herein due to a variety of factors, including but not limited to the following: market supply and demand conditions, fluctuations in currency exchange rates, the outcome of pending litigation, changes in the rate of economic growth in the United States and other major international economies, changes in regulatory environments, changes in trade, monetary and fiscal policies throughout the world, acts of war and terrorist activities, future litigation, cost of raw materials, patent rights of Cabot and others, demand for Cabot's customers' products, and competitors' reactions to market conditions. Timely commercialization of products under development by Cabot may be disrupted or delayed by technical difficulties, market acceptance, or competitors' new products, as well as difficulties in moving from the experimental stage to the production stage. The risk management discussion and the estimated amounts generated from the analyses are forward-looking statements of market risk, assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The methods used by Cabot to assess and mitigate risks should not be considered projections of future events or losses. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Cabot's objective in managing its exposure to interest rate changes is to maintain an appropriate balance of fixed and variable rate debt and to match borrowing costs with the economics of Cabot's business cycles. Cabot uses interest rate swaps to adjust fixed and variable rate debt positions.

In October 2001, Cabot entered into four interest rate swaps in an aggregate notional amount of $97 million. The swaps are derivative instruments as defined by FAS No. 133 and have been designated as fair value hedges. The swaps hedge the change in the fair value of $97 million of Cabot's fixed rate medium term notes due to changes in interest rates. The interest rate swaps, as well as the medium term notes they hedge, mature on various dates through February 2007. The variable interest rates on the swaps are set for a six-month period and will reset in June 2002.

As part of the SCSM acquisition, Cabot assumed $106 million of Yen denominated debt, of which $35 million is at fixed interest rates and $71 million is at variable interest rates, resulting in increased interest rate market risk. Cabot also assumed $43 million of interest rates swaps that fix an equivalent amount of the variable rate debt. The swaps are derivative instruments as defined by FAS No. 133 and have been designated as cash flow hedges. The swaps hedge the risk of changes in market interest rates associated with $43 million of the variable rate bank notes and long-term debts assumed in the SCSM acquisition. The swaps are variable-for-fixed swaps of the quarterly interest payments. The swaps require payment of fixed rates ranging from 1.5% to 2.2% and the receipt of variable rates. The interest rate contracts will mature with the associated loans in fiscal years 2002 through 2006.

Cabot also has the equivalent of $115 million of Euro debt at variable rates. A change in rates of 10% on Cabot's aggregate variable rate debt could cause interest expense to change by $1 million per year.

As of March 31, 2002, Cabot had $200 million in cash and short-term investments. It is the Company's practice to invest excess cash in instruments that will earn a high rate of return, consistent with the protection of principal. Interest income earned may vary as a result of changes in interest rates and average cash balances, which could fluctuate over time. Based on current market rates of 2% and a cash balance invested in money market securities of $143 million, a 10% change in interest rates could cause interest income to change by approximately $0.3 million.

Cabot utilizes a Value-at-Risk ("VAR") model to determine the maximum potential loss in the fair value of its foreign exchange, share repurchases and commodity sensitive derivative financial instruments within a 95% confidence interval. Cabot's computation is based on the interrelationships between movements in interest rates, foreign currencies, share repurchases and commodities. These interrelationships are determined by observing historical interest rates, foreign currency, share price and commodity market changes over corresponding periods. The assets and liabilities, firm commitments and anticipated transactions, which are hedged by derivative financial instruments, are excluded from the model. The VAR model estimates were made assuming normal market conditions. There are various modeling techniques that can be used in the VAR computation. Cabot's computations are based on a Monte Carlo simulation method. The VAR Model is a risk analysis tool and does not purport to represent actual gains or losses in fair value that will be incurred by Cabot. The VAR Model estimated a maximum loss in market value of $9 million for the twelve month period following March 31, 2002 for derivative instruments held on that date.

At no time during 2001 did actual changes in market value exceed the VAR amounts during the reporting period.

In 2001, the VAR Model estimated a maximum loss in market value of $2 million for derivative instruments held as of September 30, 2001.

                                CABOT CORPORATION

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On April 10, 2002 the Company commenced an action in Suffolk Superior Court in the Commonwealth of Massachusetts against Vishay Intertechnology Inc., Vishay Sprague Inc. and Vishay Sprague Sanford Inc. (referred to collectively as "Vishay") with respect to tantalum supply contracts entered into by the parties in 2000. The Company is seeking declaratory relief in connection with Vishay's obligations to purchase tantalum products regularly over the contract year, as well as damages in an unspecified amount. The Company is also requesting preliminary injunctive relief. A hearing on the request for injunctive relief is scheduled for June 2002, motions for summary judgment are scheduled to be heard in September 2002 and the trial, if necessary, is scheduled to commence in November 2002.

On April 10, 2002 the Company also commenced an action in Suffolk Superior Court in the Commonwealth of Massachusetts against Kemet Electronics Corporation (referred to as "Kemet") with respect to a tantalum supply contract entered into by the parties in 2000. The Company is seeking declaratory relief in connection with Kemet's obligations to purchase tantalum products regularly over the contract year, damages in an unspecified amount and preliminary injunctive relief. A hearing on the request for injunctive relief is scheduled for June 2002, motions for summary judgment are scheduled to be heard in September 2002 and the trial, if necessary, is scheduled to commence in November 2002.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders of Cabot Corporation (the "Annual Meeting") was held on March 7, 2002. An election of Directors was held for which Arthur L. Goldstein, Gautam S. Kaji and John H. McArthur were nominated and elected to the class of Directors whose terms expire in 2005. The following votes were cast for or withheld with respect to each of the nominees:

Director                      In Favor of              Withheld

Arthur L. Goldstein           59,875,362               1,482,482
Gautam S. Kaji                59,842,424               1,515,420
John H. McArthur              59,924,227               1,433,617

Other Directors whose terms of office as Directors continued after the meeting are:

Director                    Term of Office Expires

Kennett F. Burnes                   2004
John S. Clarkeson                   2004
Roderick C.G. MacLeod               2004
Ronaldo H. Schmitz                  2004
John G.L. Cabot                     2003
John F. O'Brien                     2003
Lydia W. Thomas                     2003
Mark S. Wrighton                    2003

The second proposal before the Annual Meeting was a management proposal to adopt certain amendments to the 1999 Equity Incentive Plan, including an increase in the number of shares authorized for issuance under the Plan from 3,000,000 shares to 6,000,000 shares. The proposal was approved by the stockholders. The following votes were cast for or against, or abstained from voting on, this proposal:

For                         Against                  Abstained

59,699,284                  4,349,614                308,946

There were no broker non-votes with respect to this proposal.

                                CABOT CORPORATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  EXHIBITS

The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
Number            Description
-------           -----------
*10.1             1999 Equity Incentive Plan as amended through March 7, 2002.

* Management contract or compensatory plan or arrangement.


     (b)  REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K dated February 8, 2002 on February 22, 2002 reporting that on February 8, 2002 it had completed its purchase of the remaining 50% of the shares in Showa Cabot Supermetals KK in Japan and attaching the texts of the related press releases dated January 31, 2002 and February 8, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CABOT CORPORATION


Date:  May 15, 2002               By:  /s/ John A. Shaw
                                       ----------------------------------------
                                       John A. Shaw
                                       Executive Vice President and
                                       Chief Financial Officer (Duly Authorized
                                       Officer)


Date:  May 15, 2002               By:  /s/ Eduardo E. Cordeiro
                                       ----------------------------------------
                                       Eduardo E. Cordeiro
                                       Controller
                                       (Chief Accounting Officer)