Form 10-Q
period 2002-06-30
CABOT CORP
filed 2002-08-14
CIK 16040

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                  JUNE 30, 2002

                                       or

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          COMMISSION FILE NUMBER 1-5667

                                CABOT CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      04-2271897
       (State or Other Jurisdiction of                       (I.R.S. Employer
        Incorporation or Organization)                       Identification No.)

              TWO SEAPORT LANE                                    02210-2019
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

                            YES |X|          NO | |

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  AS OF JULY 31, 2002, THE COMPANY HAD 61,444,176 SHARES OF COMMON STOCK, PAR
                        VALUE $1 PER SHARE, OUTSTANDING.

                                CABOT CORPORATION

                                      INDEX


Part I.  Financial Information                                              Page
                                                                            ----
         Item 1. Financial Statements

                 Consolidated Statements of Income
                      Three Months Ended June 30, 2002 and 2001                3

                 Consolidated Statements of Income
                      Nine Months Ended June 30, 2002 and 2001                 4

                 Consolidated Balance Sheets
                      June 30, 2002 and September 30, 2001                     5

                 Consolidated Statements of Cash Flows
                      Nine Months Ended June 30, 2002 and 2001                 7

                 Consolidated Statement of Changes in Stockholders'
                      Equity Nine Months Ended June 30, 2002                   8

                 Notes to Consolidated Financial Statements                    9

         Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     25

         Item 3. Quantitative and Qualitative Disclosures about Market Risk   33

Part II. Other Information

         Item 1. Legal Proceedings                                            34

         Item 6. Exhibits and Reports on Form 8-K                             35

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                CABOT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           Three Months Ended June 30,

                     (In millions, except per share amounts)

                                    UNAUDITED

                                                                                   2002          2001
                                                                                   ----          ----
Revenues:
   Net sales and other operating revenues                                         $ 390         $ 436
   Interest and dividend income                                                       2             6
                                                                                  -----         -----
      Total revenues                                                                392           442
                                                                                  -----         -----

Costs and expenses:
   Cost of sales                                                                    292           316
   Selling and administrative expenses                                               55            55
   Research and technical service                                                    12            12
   Interest expense                                                                   7             8
   Special items                                                                      7             4
   Other charges (income), net                                                       (4)            1
                                                                                  -----         -----
      Total costs and expenses                                                      369           396
                                                                                  -----         -----

Income before income taxes                                                           23            46
Provision for income taxes                                                           (6)          (13)
Equity in net income of affiliated companies                                          2             7
Minority interest in net income                                                      (1)           (2)
                                                                                  -----         -----

Income from continuing operations                                                    18            38

Discontinued operations:
  Income from operations of discontinued business,
  net of tax                                                                          1            --
                                                                                  -----         -----

Net income                                                                           19            38

Dividends on preferred stock, net of tax benefit                                     --            --
                                                                                  -----         -----

Net income available to common shares                                             $  19         $  38
                                                                                  =====         =====

Weighted-average common shares outstanding:
   Basic                                                                             59            62
                                                                                  =====         =====
   Diluted                                                                           71            73
                                                                                  =====         =====

Income per common share
     Basic:
        Continuing operations                                                     $0.31         $0.59
        Discontinued operations:
           Income from operations of discontinued business                         0.01            --
                                                                                  -----         -----
        Net income                                                                $0.32         $0.59
                                                                                  =====         =====

     Diluted:
        Continuing operations                                                     $0.27         $0.51
        Discontinued operations:
           Income from operations of discontinued business                         0.01            --
                                                                                  -----         -----
        Net income                                                                $0.28         $0.51
                                                                                  =====         =====

Dividends per common share                                                        $0.13         $0.13
                                                                                  =====         =====


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           Nine Months Ended June 30,

                     (In millions, except per share amounts)

                                    UNAUDITED

                                                                            2002            2001
                                                                            ----            ----
Revenues:
   Net sales and other operating revenues                                 $ 1,117         $ 1,289
   Interest and dividend income                                                 8              24
                                                                          -------         -------
      Total revenues                                                        1,125           1,313
                                                                          -------         -------

Costs and expenses:
   Cost of sales                                                              799             961
   Selling and administrative expenses                                        154             152
   Research and technical service                                              35              35
   Interest expense                                                            21              25
   Special items                                                               10              21
   Other charges (income), net                                                 (7)              2
                                                                          -------         -------
      Total costs and expenses                                              1,012           1,196
                                                                          -------         -------

Income before income taxes                                                    113             117
Provision for income taxes                                                    (31)            (34)
Equity in net income of affiliated companies                                    4              15
Minority interest in net income                                                (3)             (5)
                                                                          -------         -------

      Income from continuing operations                                        83              93

Discontinued operations:
      Income  from operations of discontinued business, net of tax              1              --
      Gain on sale of businesses, net of tax                                   --               3
                                                                          -------         -------
Net income                                                                     84              96

Dividends on preferred stock, net of tax benefit                               (2)             (2)
                                                                          -------         -------

Net income available to common shares                                     $    82         $    94
                                                                          =======         =======

Weighted-average common shares outstanding:
   Basic                                                                       59              63
                                                                          =======         =======
   Diluted                                                                     71              75
                                                                          =======         =======

Income per common share
     Basic:
        Continuing operations                                             $  1.37         $  1.44
        Discontinued operations:
           Income from operations of discontinued business                   0.01              --
           Gain on sale of business                                            --            0.05
                                                                          -------         -------
        Net income                                                        $  1.38         $  1.49
                                                                          =======         =======

     Diluted:
        Continuing operations                                             $  1.16         $  1.24
        Discontinued operations:
           Income from operations of discontinued business                   0.01              --
           Gain on sale of business                                            --            0.04
                                                                          -------         -------
        Net income                                                        $  1.17         $  1.28
                                                                          =======         =======

Dividends per common share                                                $  0.39         $  0.35
                                                                          =======         =======

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 2002 and September 30, 2001

                                  (In millions)

                                     ASSETS

                                                                          June 30,      September 30,
                                                                            2002            2001
                                                                            ----            ----
                                                                        (Unaudited)
Current assets:
   Cash and cash equivalents                                              $   191         $   364
   Accounts and notes receivable, net of reserve for doubtful
      accounts of $5 and $4                                                   294             267

   Inventories:
      Raw materials                                                           102              76
      Work in process                                                         158              70
      Finished goods                                                          121             106
      Other                                                                    40              33
                                                                          -------         -------
         Total inventories                                                    421             285

   Prepaid expenses and other current assets                                   42              33
   Deferred income taxes                                                       16              19
                                                                          -------         -------

Total current assets                                                          964             968
                                                                          -------         -------

Investments:
   Equity                                                                      48              76
   Other                                                                       40              29
                                                                          -------         -------
      Total investments                                                        88             105
                                                                          -------         -------

Property, plant and equipment                                               2,012           1,856
Accumulated depreciation and amortization                                  (1,124)         (1,049)
                                                                          -------         -------
   Net property, plant and equipment                                          888             807
                                                                          -------         -------

Other assets:
   Goodwill                                                                   101              19
   Other intangible assets, net of accumulated amortization
     of $4 and $4                                                               8               2
   Deferred income taxes                                                        2               2
   Other assets                                                                20              16
                                                                          -------         -------
      Total other assets                                                      131              39
                                                                          -------         -------

Total assets                                                              $ 2,071         $ 1,919
                                                                          =======         =======


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 2002 and September 30, 2001

                     (In millions, except for share amounts)

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                          June 30,     September 30,
                                                                            2002           2001
                                                                            ----           ----
                                                                        (Unaudited)
Current liabilities:
   Notes payable to banks                                                 $    52         $    13
   Current portion of long-term debt                                           26              30
   Accounts payable and accrued liabilities                                   226             243
   Deferred income taxes                                                        4               5
                                                                          -------         -------
      Total current liabilities                                               308             291
                                                                          -------         -------

Long-term debt                                                                491             419
Deferred income taxes                                                          97              94
Other liabilities                                                             153             138

Commitments and contingencies (Note G)

Minority interest                                                              35              27

Stockholders' equity:
   Preferred stock:
      Authorized:  2,000,000 shares of $1 par value
      Series A Junior Participating Preferred Stock
         Issued and outstanding:  none
      Series B ESOP Convertible Preferred Stock 7.75% Cumulative
        Issued: 75,336 shares, outstanding: 57,007 and 59,148 shares           75              75
           (aggregate redemption value of $57 and $59)

   Less cost of shares of preferred treasury stock                            (39)            (33)

   Common stock:
      Authorized:  200,000,000 shares of $1 par value
         Issued and outstanding:  61,456,485 and 62,633,252 shares             61              63

   Less cost of shares of common treasury stock                                (6)             --

   Additional paid-in capital                                                  --               9

   Retained earnings                                                        1,107           1,078

   Unearned compensation                                                      (26)            (40)

   Deferred employee benefits                                                 (52)            (54)

   Notes receivable for restricted stock                                      (21)            (23)

   Accumulated other comprehensive loss (Note J)                             (112)           (125)
                                                                          -------         -------

     Total stockholders' equity                                               987             950
                                                                          -------         -------

   Total liabilities and stockholders' equity                             $ 2,071         $ 1,919
                                                                          =======         =======

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Nine Months Ended June 30,

                                  (In millions)

                                    UNAUDITED

                                                                           2002          2001
                                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                $  84         $  96
Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
      Depreciation and amortization                                          80            87
      Deferred tax provision (benefit)                                        1            (6)
      Equity in income of affiliated companies,
         net of dividends received                                           (1)           (6)
      Non-cash portion of special items                                       5            13
      Gain on sale of business, net of income taxes                          --            (3)
      Non-cash compensation                                                  16            16
      Other, net                                                             (2)            6
      Changes in assets and liabilities:
            Decrease (increase) in accounts and notes receivable              3           (33)
            Increase in inventory                                           (53)          (31)
            Decrease (increase) in prepayments and other assets              (1)            1
            Decrease in accounts payable and accrued liabilities            (55)          (15)
            Increase (decrease) in income taxes payable                      20          (164)
            Increase in other liabilities                                     7             2
            Other, net                                                        3            (7)
                                                                          -----         -----

               Cash provided by (used in) operating activities              107           (44)
                                                                          -----         -----

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of business                                            --             5
   Additions to property, plant and equipment                              (103)          (65)
   Proceeds from sales of property, plant and equipment                       1             2
   Purchase of investments                                                   (9)           (5)
   Acquisition of affiliate, net of cash acquired                           (89)           --
   Cash from consolidation of equity affiliate                               10            --
                                                                          -----         -----

               Cash used in investing activities                           (190)          (63)
                                                                          -----         -----

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from long-term debt                                              --           129
   Repayments of long-term debt                                              (5)          (63)
   Decrease in short-term debt                                              (12)           (2)
   Purchases of preferred and common stock                                  (57)         (192)
   Sales and issuances of common stock                                        6             7
   Cash dividends paid to stockholders                                      (26)          (25)
   Employee loan repayments                                                   1            11
                                                                          -----         -----

               Cash used in financing activities                            (93)         (135)
                                                                          -----         -----

Effect of exchange rate changes on cash                                       3            (2)
                                                                          -----         -----

Decrease in cash and cash equivalents                                      (173)         (244)

Cash and cash equivalents at beginning of period                            364           638
                                                                          -----         -----

Cash and cash equivalents at end of period                                $ 191         $ 394
                                                                          =====         =====

The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         Nine Months Ended June 30, 2002

                                  (In millions)

                                    UNAUDITED

                                              --------------------------------------------------------------------------------------
                                                                                                              Accumulated
                                                         Preferred            Common   Additional                Other      Unearned
                                              Preferred  Treasury   Common   Treasury   Paid-in    Retained  Comprehensive   Compen-
                                                Stock      Stock     Stock    Stock     Capital    Earnings       Loss        sation
                                              --------------------------------------------------------------------------------------
Balance at September 30, 2001                   $ 75     $  (33)    $   63   $   --      $ 9       $  1,078     $ (125)      $  (40)
                                              --------------------------------------------------------------------------------------
Net income                                                                                               84
Foreign currency translation adjustments                                                                            14
Change in unrealized loss on available-for-
     sale securities, net of tax                                                                                    (1)
                                              --------------------------------------------------------------------------------------
Total comprehensive income
                                              --------------------------------------------------------------------------------------
Common dividends paid                                                                                   (24)
Issuance of stock under employee
     compensation plans, net of tax benefit                                               10                                     (2)
Purchase and retirement of common stock,
     including forfeitures                                              (2)              (20)           (29)
Purchase of treasury stock - common                                              (6)
Purchase of treasury stock - preferred                       (5)
Preferred stock conversion                                   (1)                           1
Preferred dividends paid to Employee
     Stock Ownership Plan, net of tax                                                                    (2)
Principal payment by Employee Stock
     Ownership Plan under guaranteed loan
Amortization of unearned compensation                                                                                            16
Notes receivable - payments and forfeitures
                                              --------------------------------------------------------------------------------------
Balance at June 30, 2002                        $ 75     $  (39)    $   61   $   (6)     $--       $  1,107     $ (112)       $ (26)
                                              ======================================================================================


                                              -------------------------------------------------------
                                                             Notes
                                              Deferred     Receivable       Total           Total
                                              Employee   for Restricted   Stockholder   Comprehensive
                                              Benefits       Stock          Equity         Income
                                              -------------------------------------------------------
Balance at September 30, 2001                  $  (54)       $ (23)         $ 950
                                              -------------------------------------------------------
Net income                                                                                  $ 84
Foreign currency translation adjustments                                                      14
Change in unrealized loss on available-for-
     sale securities, net of tax                                                              (1)
                                              -------------------------------------------------------
Total comprehensive income                                                                  $ 97
                                              -------------------------------------------============
Common dividends paid
Issuance of stock under employee
     compensation plans, net of tax benefit
Purchase and retirement of common stock,
     including forfeitures
Purchase of treasury stock - common
Purchase of treasury stock - preferred
Preferred stock conversion
Preferred dividends paid to Employee
     Stock Ownership Plan, net of tax
Principal payment by Employee Stock
     Ownership Plan under guaranteed loan           2
Amortization of unearned compensation
Notes receivable - payments and forfeitures                      2
                                              -------------------------------------------------------
Balance at June 30, 2002                       $  (52)       $ (21)         $ 987
                                              =======================================================


The accompanying notes are an integral part of these financial statements.

                                CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                     (In millions, except per share amounts)
                                    UNAUDITED

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

      The financial information submitted herewith is unaudited and reflects all adjustments that are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 2002 and 2001. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

      Certain amounts in fiscal 2001 have been reclassified to conform to the fiscal 2002 presentation. These reclassifications had no affect on operating income.

B.    SPECIAL ITEMS AND DISCONTINUED OPERATIONS

      During the third quarter of fiscal 2002, Cabot recorded special items of $7 million. Included in this amount is a $5 million charge for respirator claims derived from a disposed safety products business, a $3 million asset impairment charge for the cancellation of expansion projects at the Performance Materials plant in Boyertown, Pennsylvania, related to the acquisition of Showa Cabot Supermetals KK, now known as Cabot Supermetals
      (CSM), and a $1 million benefit from insurance recoveries. Additional disclosure of the respirator claims reserve is included in Note G, Commitments and Contingencies.

      The Company recorded $3 million of special items during the second quarter of fiscal 2002 associated with the acquisition of CSM, including $2 million for an asset impairment charge from the cancellation of an expansion project at the Performance Materials plant in Boyertown, Pennsylvania, and $1 million of non-capitalizable transaction costs.

      During the third quarter of fiscal 2001, a $4 million charge was recorded, related to the resignation of Cabot's Chief Financial Officer. Included in the charge was a $3 million non-cash charge to accelerate the vesting of common stock issued under the company's long term incentive compensation plan and a $1 million cash payment. Also included in special items for fiscal 2001 was the $17 million charge related to the retirement of Cabot's Chief Executive Officer. The $17 million charge included a $10 million non-cash charge to accelerate the vesting of common stock issued under the company's long term incentive compensation plan and a $7 million cash payment.

      During fiscal 2000, Cabot approved plans to close two plants. In relation to the plant closings, Cabot recorded an $18 million charge in the fourth quarter of fiscal 2000. Included in the charge were accruals of $2 million for severance and termination benefits for approximately 38 employees of the Chemical and Performance Materials businesses, $7 million for facility closing costs, and a $9 million charge for the impairment of long-lived assets. One of the plant closures was completed during fiscal 2001, and the second plant closure was completed during the second quarter of fiscal 2002. As of June 30, 2002 all severance and termination benefits have been paid. At June 30, 2002, $2 million remains accrued for the required monitoring costs at the second site.

                                CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                     (In millions, except per share amounts)
                                    UNAUDITED

      On September 19, 2000, Cabot completed a transaction to sell its liquefied natural gas (LNG) business for approximately $688 million in cash. The sale included Cabot's LNG terminal in Everett, Massachusetts, its LNG tanker, the Matthew, and its equity interest in the Atlantic LNG liquefaction plant in Trinidad. The gain on the sale of the LNG business recorded in the fourth quarter of fiscal 2000 was approximately $309 million, net of taxes of $178 million. In February 2001, Cabot received additional cash proceeds of $5 million from the sale. The receipt, net of taxes, is classified as a gain on sale of discontinued business in the consolidated statements of income. In May 2002, Cabot recorded an insurance recovery of $1 million from the discontinued business. The receipt, net of taxes, is classified as income from operations of a discontinued business in the consolidated statements of income.

C.    ACQUISITION

      On February 8, 2002, Cabot Corporation purchased the remaining 50% of the shares in CSM in Japan, from its joint venture partner, Showa Denko KK. CSM is a supplier of tantalum powders and metal products to the global electronics, aerospace, and chemical processing industries. The acquisition of CSM expands the capacity and the capabilities of Cabot's existing tantalum business.

      This acquisition has been accounted for as a purchase and the results of operations of CSM have been included in the consolidated financial statements since the date of acquisition, on a one-month lag due to a delay in the availability of financial information. Prior to the acquisition, Cabot's investment in CSM was accounted for as an equity investment and the results were reported on a three-month lag. The equity investment income for the final three-month period prior to the acquisition was not material to the consolidated results of operations.

      Included in the consolidated results of Cabot Corporation for the nine months ended June 30, 2002, are 50% of the operating results of CSM for the months of July 2001 through January 2002 and 100% of the operating results of CSM for the months of February through May 2002.

      The fair value of the debt assumed and assets and liabilities acquired represents the 50% of CSM purchased. A summary of the consideration paid and the allocation of the purchase price of the acquisition is as follows:

            Cash paid                                               $ 99
            Fair value of debt assumed                                53
                                                                    ----
               Total consideration                                  $152
                                                                    ====

            Fair value of tangible and intangible assets acquired   $104
            Fair value of liabilities assumed                         22
                                                                    ----
               Fair value of net assets acquired                    $ 82
                                                                    ====

            Recorded goodwill                                       $ 70
                                                                    ====

      Allocation of the purchase price is based on estimates of the fair value of the net assets acquired and is subject to adjustment. Cabot is not aware of any information that would indicate that the final purchase price allocations will differ significantly from preliminary estimates.

                                CABOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                     (In millions, except per share amounts)
                                    UNAUDITED


      Assuming Cabot owned 100% of Cabot Supermetals for all periods presented, the following table would be the unaudited pro forma consolidated operating results for the three and nine months ended June 30, 2002 and 2001:

                                          Three Months Ended June 30                 Nine Months Ended June 30
                                          --------------------------                 -------------------------
                                             2002          2001                         2002           2001
                                             ----          ----                         ----           ----
         Total Revenues                    $     390     $     471                    $   1,144      $   1,400
         Net Income                               19            39                           82            105
         Net Income Per Share:
           Basic                           $    0.32     $    0.61                    $    1.34      $    1.63
           Diluted                         $    0.28     $    0.53                    $    1.15      $    1.39

      The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place in the prior year or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of Cabot Supermetals.

D.    GOODWILL AND OTHER INTANGIBLE ASSETS

      Cabot adopted Statement of Financial Accounting Standards (FAS) No. 142, "Goodwill and Other Intangible Assets" on October 1, 2001. Under FAS No. 142, all goodwill amortization ceased for Cabot on October 1, 2001. Upon adoption, the goodwill attributable to each reporting unit was tested for impairment by comparing the fair value of each reporting unit to its carrying value. The fair value of a reporting unit was determined by estimating the present value of expected future cash flows. No impairments existed upon adoption of FAS No. 142.

      As required by FAS No. 142, impairment tests will be performed at least annually. During the third quarter of fiscal 2002, Cabot performed the fiscal 2002 FAS No. 142 impairment test and determined that no impairment loss should be recognized.

      At June 30, 2002 and September 30, 2001, Cabot had goodwill balances of $101 million and $19 million, respectively. During the first quarter of 2002, Cabot acquired shares of certain minority interest shareholders in the Chemical Businesses, resulting in $5 million of additional goodwill. During the second quarter of 2002, Cabot acquired the remaining 50% of the shares in CSM in the Performance Materials business, resulting in $70 million of additional goodwill.

      The carrying amount of goodwill attributable to each reportable operating segment with goodwill balances and the changes in those balances during the nine months ended June 30, 2002 are as follows:

                                             Chemical     Performance
                                             Business      Materials       Total
                                             --------      ---------       -----
         Balance at September 30, 2001          $16           $ 3           $ 19
         Goodwill acquired during period          5            70             75
         Foreign exchange translation
         adjustment                               1             6              7
                                                ---           ---           ----
         Balance at June 30, 2002               $22           $79           $101
                                                ===           ===           ====

      Cabot does not have any indefinitely lived intangible assets. At June 30, 2002, Cabot had $8 million of finite-lived intangible assets primarily composed of know-how. At September 30, 2001, Cabot had $2 million of finite-lived intangible assets. Intangible assets are amortized over their estimated useful lives,

                                CABOT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                  June 30, 2002
                     (In millions, except per share amounts)
                                    UNAUDITED

      which range from two to fifteen years. Estimated amortization expense is expected to be approximately $1 million in each of the next five years.

      If FAS No. 142 had been adopted in the prior period Cabot's pro forma net income and pro forma net income per common share for the three and nine months ended June 30, 2001 would have been:


                                                                 Three Months Ended     Nine Months Ended
                                                                 ------------------     -----------------
                                                                       2001                   2001
                                                                       ----                   ----
      Net Income available for common shares- as reported            $   38                 $   94
      Goodwill amortization, net of tax benefit                           1                      2
                                                                     ------                 ------
      Net income available for common shares- pro forma              $   39                 $   96
                                                                     ======                 ======

      Net income per common share - pro forma:
        Basic                                                        $ 0.60                 $ 1.52
        Diluted                                                      $ 0.52                   1.30

E.    NOTES PAYABLE AND LONG-TERM DEBT

      On February 8, 2002, the date of acquisition, CSM had notes payable to banks and long-term debt from institutional lenders denominated in Japanese yen. Because the notes payable to banks have renewable one year terms, they are classified as current liabilities on the consolidated balance sheet. The total principal balance of the notes at acquisition was
      6.25 billion yen ($47 million on February 8, 2002). The interest rates on
      1.3 billion yen of the bank notes are fixed and range from 0.7% to 0.8%. The interest rates on the remaining bank notes are variable and based on short-term interest rates. Since acquiring CSM, Cabot has repaid the 1.3 billion yen fixed-rate bank notes. At June 30, 2002, the outstanding principal balance on the bank notes is approximately $40 million when translated to US dollars.

      The long-term debts of CSM are also payable in Japanese yen and mature on various dates in fiscal years 2004 to 2006. The principal balance on the long-term debt at acquisition was 7.8 billion yen ($59 million on February 8, 2002). The interest rates on 3.3 billion yen of the loans are fixed and range from 1.5% to 2.1%. The interest rates on the remaining long-term loans are variable and based on short term interest rates. At June 30, 2002, the principal balance on the long-term debt is approximately $63 million when translated to US dollars.

      Principal payments on the CSM long-term debt in each of the five fiscal years 2002 through 2006 are zero, zero, $11 million, $20 million, and $32 million, respectively.

      Maximum amounts and additional advances under some of the CSM loan agreements are subject to CSM's ongoing creditworthiness. As of June 30, 2002, Cabot is not aware of any credit concerns under CSM's loan agreements.

F.    FINANCIAL INSTRUMENTS

      In October 2001, Cabot entered into four interest rate swaps in an aggregate notional amount of $97 million. The swaps are derivative instruments as defined by FAS No. 133,"Accounting for Derivative Instruments and Hedging Activities", and have been designated as fair value hedges. The swaps hedge the change in the fair value of $97 million of Cabot's fixed rate medium term notes due to changes in interest rates. The interest rate swaps and the medium term notes they hedge mature on various dates through February 2007. A derivative asset and a corresponding increase to long term debt of $1 million were recorded for the fair market value of the swaps at June 30, 2002. The interest rate swaps were determined

                                CABOT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                  June 30, 2002
                     (In millions, except per share amounts)
                                    UNAUDITED


      to be highly effective and no amount of ineffectiveness needed to be recorded in earnings during the period ended June 30, 2002.

      As part of the CSM acquisition, Cabot assumed interest rate swaps related to 5.7 billion yen of the variable rate debt . The swaps hedge the risk of changes in market interest rates associated with the variable interest on the debt. The swaps are variable-for-fixed swaps of the quarterly interest payments. The swaps require payment of fixed rates ranging from 1.5% to 2.2% and the receipt of variable rates based on short-term interest rates. The swaps mature, along with the associated loans, in fiscal 2002 through 2006. The swaps are derivative instruments as defined by FAS No. 133 and have been designated as cash flow hedges. The interest rate swaps were recorded at their fair value of $1 million on the acquisition date as a reduction in debt. Subsequent changes in the fair value of these cash flow hedges, which have not been significant, are recorded in other comprehensive income.

      Derivative financial instruments are used by Cabot to manage some of its foreign currency exposures. Cabot may also use financial instruments to manage other exposures, such as commodity prices, share repurchases and interest rates. Cabot does not enter into financial instruments for speculative purposes.

      Cabot has formally documented the relationships between hedging instruments and hedged items, as well as its risk management objective. All derivative instruments are recognized on the balance sheet at fair value. Hedge accounting is followed for derivatives that have been designated and qualify as fair-value and cash flow hedges. Changes in the fair value of highly effective derivatives, along with changes in the fair value of the hedged liabilities that are attributable to the hedged risks, are recorded in current period earnings. For derivatives that have been designated and qualify as cash flow hedges, changes in the fair value of the effective portion of the derivatives' gains or losses are reported in other comprehensive income, and the ineffective portion is reported in earnings.

      By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot's credit risk will equal the fair-value gain on the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a repayment risk for Cabot. When the fair value of a derivative contract is negative, Cabot owes the counterparty and, therefore, assumes no repayment risk. Cabot minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by Cabot.

G.    COMMITMENTS AND CONTINGENCIES

      Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

      The Company has exposure to a safety respiratory products business that it acquired in April 1990. It disposed of that business in July 1995. In connection with its acquisition of the business, the Company agreed, after an initial period during which responsibility was shared, to indemnify the seller, American Optical Corporation, ("American Optical"), for costs, including legal costs, settlements and judgments, in connection with a number of lawsuits and claims relating to the respirators (in exchange for which the Company received the benefits of the seller's insurance and other indemnities). These lawsuits and claims typically involve allegations that the plaintiffs suffer from asbestosis or silicosis as a result, in part, from respirators that were negligently designed or labeled. The defendants in these lawsuits are often numerous and include, in addition to respirator manufacturers, makers of asbestos and sand used in sand blasting.

                                CABOT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                  June 30, 2002
                     (In millions, except per share amounts)
                                    UNAUDITED

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

      When the Company disposed of the business in 1995 to Aearo Corporation ("Aearo"), it agreed with Aearo that for an annual fee of $400,000, the Company would retain responsibility for, and indemnify Aearo against, claims asserted after July 11, 1995 to the extent they are attributable to the use of respirators sold before that date. Aearo can discontinue payment of the fee at any time, in which case it will assume the responsibility for and indemnify the Company with respect to these claims. Since the divestiture and until fiscal 2001, the Company had never spent more than the $400,000 that it collects from Aearo each year. During the third quarter, the Company agreed to pay up to $2 million as its contribution toward a settlement involving up to 13,000 claimants in Mississippi. The Company expects to pay this amount over the next eighteen months.

      As of the beginning of calendar year 2002, there were approximately 28,000 claimants in pending cases asserting claims against American Optical in connection with respirators. As of June 30, 2002 there were approximately 38,000 claimants, which total includes a substantial portion of the claims in the Mississippi settlement. Under the present allocation arrangements, as claims are settled, Cabot would expect to contribute toward settlement of a significant percentage, but not all, of these claims.

      As a result of the Mississippi settlement and the rate of new claims which have been filed during the year, the Company has recorded a charge of $5 million during the current quarter bringing its total reserve for respirator matters to $6 million. In estimating its liability, the Company made the following assumptions: (i) that future settlements would continue at the historical rate of $320 per claimant; (ii) while the actual number of claims for which Cabot contributes depends upon a number of factors, that Cabot will continue to be responsible for well over half of the total claims and (iii) that a significant number of the outstanding claims are included in the Mississippi settlement. This amount represents Cabot's best estimate of the liability it will incur in connection with the settlement of pending respirator claims. Cabot is unable to determine a range of liabilities for the pending claims, however, because there is uncertainty in the possible outcome of the cases.

      Because this is a very unpredictable area, Cabot is unable to estimate the number of future claims or the range of liability that may be incurred as a result of such claims on any reasonable basis. As a result, the Company has not reserved for future claims at this time. While in any given quarter the impact of these actions may be significant, Cabot continues to believe that this issue will not have a material impact on the Company's financial condition.

      On July 29, 2002, a complaint involving a supply agreement between Cabot and AVX, one of Cabot's tantalum customers, was filed in U.S. District Court in Massachusetts by AVX Corporation. The complaint alleges unfair and deceptive trade practices, breach of contract and other related matters. Cabot believes that AVX's complaint is not meritorious and that Cabot has valid defenses, which it intends to assert vigorously. AVX has indicated, however, that it intends to continue to purchase product under the supply agreement with Cabot.

      As of June 30, 2002, Cabot has approximately $27 million reserved for environmental matters, primarily related to divested businesses. The amount represents Cabot's current best estimate of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of cleanup required, alternative cleanup methods available, abilities of other responsible parties to contribute, and its interpretation of applicable laws and regulations at each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Cabot is unable to reasonably estimate the amount of possible loss in excess of the accrued amount.

      In the opinion of Cabot, although final disposition of these suits and claims may impact Cabot's financial statements in a particular period, they will not, in the aggregate, have a material adverse effect on Cabot's financial position.

H.    COMMON TREASURY STOCK

      Common treasury stock is presented on the consolidated balance sheet at cost as a reduction to stockholders' equity. During the nine months ended June 30, 2002, Cabot repurchased $52 million of its common stock of which $46 million was retired and $6 million will be held in treasury. This common stock held in treasury will be used to fund an employee benefit plan.

                                CABOT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                  June 30, 2002

           (Preferred, preferred treasury and common treasury shares in thousands and common shares in million)

                                    UNAUDITED

I.    STOCKHOLDERS' EQUITY

      The following table summarizes the changes in shares of stock for the three months ended June 30:

                                                                           2002
                                                                           ----
   PREFERRED STOCK
     Balance at March 31, 2002                                               75
                                                                           ----
     Balance at June 30, 2002                                                75
                                                                           ====


   PREFERRED TREASURY STOCK
     Balance at March 31, 2002                                               18
                                                                           ----
     Balance at June 30, 2002                                                18
                                                                           ====

   COMMON STOCK
     Balance at March 31, 2002                                               62
     Purchased and retired common stock                                      (1)
                                                                           ----
     Balance at June 30, 2002                                                61
                                                                           ====

   COMMON TREASURY STOCK
     Balance at March 31, 2002                                              175
     Purchased common treasury stock                                          2
     Issuance of common treasury stock                                       (7)
                                                                           ----
   Balance at June 30, 2002                                                 170
                                                                           ====

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2002

            (Preferred, preferred treasury and common treasury shares
                   in thousands and common shares in millions)
                                    UNAUDITED

I.    STOCKHOLDERS' EQUITY (CONTINUED)

      The following table summarizes the changes in shares of stock for the nine months ended June 30:

                                                                            2002
                                                                            ----
   PREFERRED STOCK
     Balance at September 30, 2001                                            75
                                                                            ----
     Balance at June 30, 2002                                                 75
                                                                            ====


   PREFERRED TREASURY STOCK
     Balance at September 30, 2001                                            16
     Purchased preferred treasury stock                                        1
     Preferred stock conversion                                                1
                                                                              --
     Balance at June 30, 2002                                                 18
                                                                            ====

   COMMON STOCK
     Balance at September 30, 2001                                            63
     Purchased and retired common stock                                       (2)
                                                                            ----
     Balance at June 30, 2002                                                 61
                                                                            ====

   COMMON TREASURY STOCK
     Balance at September 30, 2001                                            --
     Purchased common treasury stock                                         177
     Issuance of common treasury stock                                        (7)
                                                                             ---
     Balance at June 30, 2002                                                170
                                                                            ====

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2002

                                  (In millions)

                                    UNAUDITED

J.    COMPREHENSIVE INCOME

      The pre-tax, tax, and after-tax effects of the components of other comprehensive income (loss) for the three months ended June 30 are shown below:

                                                                                  Pre-tax        Tax     After-tax
                                                                                  -------        ---     ---------
   2002
   Foreign currency translation adjustments                                        $   32        $--       $   32
   Unrealized holding loss arising during period on
      marketable equity securities                                                     (3)         1           (2)
                                                                                  -------        ---       ------
   Other comprehensive income (loss)                                               $   29         $1       $   30
                                                                                  =======        ===       ======


                                                                                  Pre-tax        Tax     After-tax
                                                                                  -------        ---     ---------
   2001
   Foreign currency translation adjustments                                        $   (7)       $--       $   (7)
   Unrealized holding gain arising during period on
      marketable equity securities                                                      3         --            3
                                                                                  -------        ---       ------
   Other comprehensive income (loss)                                               $  (4)        $--       $   (4)
                                                                                  =======        ===       ======

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2002

                                  (In millions)

                                    UNAUDITED

J.    COMPREHENSIVE INCOME (CONTINUED)

      The pre-tax, tax, and after-tax effects of the components of other comprehensive income (loss) for the nine months ended June 30 are shown below:

                                                                                  Pre-tax        Tax     After-tax
                                                                                  -------        ---     ---------
   2002
   Foreign currency translation adjustments                                       $    14        $--     $      14
   Unrealized holding loss arising during period on
      marketable equity securities                                                     (1)        --            (1)
                                                                                  -------        ---     ---------
   Other comprehensive income (loss)                                              $    13        $--     $      13
                                                                                  =======        ===     =========

                                                                                  Pre-tax        Tax     After-tax
                                                                                  -------        ---     ---------
   2001
   Foreign currency translation adjustments                                       $   (27)       $--     $     (27)
   Unrealized holding gain arising during period on
      marketable equity securities                                                     14         (5)            9
                                                                                  -------        ---     ---------
   Other comprehensive income (loss)                                              $   (13)       $(5)    $     (18)
                                                                                  =======        ===     =========




   The balance of related after-tax components comprising accumulated other comprehensive loss as of June 30 and September 30 is summarized below:

                                                                June 30,        September 30,
                                                                  2002              2001
                                                                  ----              ----
   Foreign currency translation adjustments                     $ (117)           $  (131)
   Unrealized holding gain on marketable equity securities           5                  6
                                                                ------            -------
   Accumulated other comprehensive loss                         $ (112)           $  (125)
                                                                ======            =======

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2002

                     (In millions, except per share amounts)

                                    UNAUDITED

K.    EARNINGS PER SHARE

      Basic and diluted earnings per share (EPS) were calculated for the three months ended June 30 as follows:

                                                                                 2002         2001
                                                                                 ----         ----
BASIC EPS
   Income available to common shares (numerator)                                $  19        $  38
                                                                                =====        =====

   Weighted-average common shares outstanding                                      62           64
   Less:  Contingently issuable shares(1)                                          (3)          (2)
                                                                                -----        -----

   Adjusted weighted-average shares (denominator)                                  59           62
                                                                                =====        =====

   Basic EPS                                                                    $0.32        $0.59
                                                                                =====        =====

DILUTED EPS
   Income available to common shares                                            $  19        $  38
   Dividends on preferred stock                                                    --           --
   Less:  Income effect of assumed conversion of preferred stock                   --           --
                                                                                -----        -----

   Income available to common shares plus assumed conversions (numerator)       $  19        $  38
                                                                                =====        =====

   Weighted-average common shares outstanding                                      62           64
   Effect of dilutive securities:
        Conversion of preferred stock                                               8            9
        Conversion of incentive stock options(2)(3)                                 1           --
                                                                                -----        -----

   Adjusted weighted-average shares (denominator)                                  71           73
                                                                                =====        =====

   Diluted EPS                                                                  $0.28        $0.51
                                                                                =====        =====

(1)   Represents restricted stock issued under Cabot Equity Incentive Plans.

(2) As of June 30, 2001, the average fair value of Cabot's stock price exceeded the exercise price of all options outstanding. As a result, all options outstanding have been included in the calculation of diluted earnings per share.

(3) Of the options to purchase shares of common stock outstanding at June 30, 2002, 0.3 million shares were not included in the computation of diluted EPS because those options' exercise price was greater than the average market price of common shares for the third quarter of fiscal year 2002.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2002

                     (In millions, except per share amounts)

                                    UNAUDITED

K.    EARNINGS PER SHARE (CONTINUED)

      Basic and diluted EPS were calculated for the nine months ended June 30 as follows:

                                                                                 2002         2001
                                                                                 ----         ----
BASIC EPS
   Income available to common shares (numerator)                                $  82        $ 94
                                                                                =====        =====

   Weighted-average common shares outstanding                                      62           66
   Less:  Contingently issuable shares(1)                                          (3)          (3)
                                                                                -----        -----

   Adjusted weighted-average shares (denominator)                                  59           63
                                                                                =====        =====

   Basic EPS                                                                    $1.38        $1.49
                                                                                =====        =====

DILUTED EPS
   Income available to common shares                                            $  82        $  94
   Dividends on preferred stock                                                     2            2
   Less:  Income effect of assumed conversion of preferred stock                   --           --
                                                                                -----        -----

   Income available to common shares plus assumed conversions (numerator)       $  84        $  96
                                                                                =====        =====

   Weighted-average common shares outstanding                                      62           66
   Effect of dilutive securities:
        Conversion of preferred stock                                               8            9
        Conversion of incentive stock options(2)(3)                                 1           --
                                                                                -----        -----

   Adjusted weighted-average shares (denominator)                                  71           75
                                                                                =====        =====

   Diluted EPS                                                                  $1.17        $1.28
                                                                                =====        =====

(1)   Represents restricted stock issued under Cabot Equity Incentive Plans.

(2) As of June 30, 2001 the average fair value of Cabot's stock price exceeded the exercise price of all options outstanding. As a result, all options outstanding have been included in the calculation of diluted earnings per share.

(3) Of the options to purchase shares of common stock outstanding at June 30, 2002, 0.3 million shares were not included in the computation of diluted EPS because those options' exercise price was greater than the average market price of common shares for the nine months ended June 30, 2002.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2002

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

                                                CHEMICAL    PERFORMANCE   SPECIALTY    SEGMENT   UNALLOCATED   CONSOLIDATED
                                              BUSINESSES      MATERIALS      FLUIDS      TOTAL     AND OTHER          TOTAL
                                              ----------      ---------      ------      -----     ---------          -----
2002
Net sales and other operating revenues(1)(2)       $ 326           $ 65         $ 5      $ 396         $  (6)          $390
Profit (loss) before taxes(3)                      $  27           $ 10         $(1)     $  36         $ (13)          $ 23

2001
Net sales and other operating revenues(1)(2)       $ 336           $ 99         $ 6      $ 441         $  (5)          $436
Profit (loss) before taxes(3)                      $  30           $ 31         $(1)     $  60         $ (14)          $ 46

Unallocated and other net sales and other operating revenues includes the following:

                                                             2002         2001
                                                             ----         ----
          Equity affiliate sales                             $(15)        $(16)
          Royalties paid by equity affiliates                   1            2
          Interoperating segment revenues                      (2)          (2)
          Shipping and handling fees                           10           11
                                                             ----         ----
               Total                                         $ (6)        $ (5)
                                                             ====         ====

Unallocated and other profit (loss) before taxes includes the following:

                                                             2002         2001
                                                             ----         ----
          Interest expense                                   $ (7)        $ (8)
          General unallocated income (expense)(4)               3            5
          Equity in net income of affiliated companies         (2)          (7)
           Special items(5)(6)                                 (7)          (4)
                                                             ----         ----
               Total                                         $(13)        $(14)
                                                             ====         ====

(1) Segment sales for certain operating segments within Chemical Businesses include 100% of equity affiliate sales and transfers of materials at cost and market-based prices.

(2) Unallocated and other reflects an adjustment for equity affiliate sales and interoperating segment revenues and includes royalties paid by equity affiliates offset by external shipping and handling costs.

(3) Segment profit is a measure used by Cabot's operating decision-makers to measure consolidated operating results and assess segment performance. It includes equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest, and corporate governance costs, and excludes foreign currency transaction gains (losses), interest income (expense), dividend income and special items.

(4) General unallocated income (expense) includes foreign currency transaction gains (losses), interest income and dividend income.

(5) Results for the third quarter of fiscal 2001 include a charge related to the resignation of the Chief Financial Officer. Included in the charge is $3 million relating to the accelerated vesting of shares issued under the Long Term Incentive Compensation Plan and a $1 million cash payment.

(6) Results for the third quarter of fiscal 2002 include a $5 million reserve for respirator claims derived from a disposed safety products business, a $3 million asset impairment charge related to the cancellation of expansion projects in the Performance Materials plant in Boyertown, Pennsylvania, associated with the acquisition of Cabot Supermetals and the benefit of a $1 million insurance recovery.

                                CABOT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2002

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

                                                 CHEMICAL    PERFORMANCE    SPECIALTY    SEGMENT    UNALLOCATED     CONSOLIDATED
                                               BUSINESSES      MATERIALS       FLUIDS      TOTAL      AND OTHER            TOTAL
                                               ----------      ---------       ------      -----      ---------            -----
2002
Net sales and other operating revenues(1)(2)       $  920          $ 195         $ 20    $ 1,135          $ (18)         $ 1,117
Profit (loss) before taxes(3)                      $   84          $  55         $ (1)   $   138          $ (25)         $   113

2001
Net sales and other operating revenues(1)(2)       $1,027          $ 257         $ 19    $ 1,303          $ (14)         $ 1,289
Profit (loss) before taxes(3)                      $  106          $  53         $ (1)   $   158          $ (41)         $   117


Unallocated and other net sales and other operating revenues includes the following:

                                                          2002         2001
                                                          ----         ----
          Equity affiliate sales                          $(46)        $(47)
          Royalties paid by equity affiliates                4            5
          Interoperating segment revenues                   (5)          (5)
          Shipping and handling fees                        29           33
                                                          ----         ----
              Total                                       $(18)        $(14)
                                                          ====         ====

Unallocated and other profit (loss) before taxes includes the following:

                                                          2002         2001
                                                          ----         ----
          Interest expense                                $(21)        $(25)
          General unallocated income (expense)(4)           10           20
          Equity in net income of affiliated companies      (4)         (15)
          Special items(5)(6)                              (10)         (21)
                                                          ----         ----
           Total                                          $(25)        $(41)
                                                          ====         ====



(1) Segment sales for certain operating segments within Chemical Businesses include 100% of equity affiliate sales and transfers of materials at cost and market-based prices.

(2) Unallocated and other reflects an adjustment for equity affiliate sales and interoperating segment revenues and includes royalties paid by equity affiliates offset by external shipping and handling costs.

(3) Segment profit is a measure used by Cabot's operating decision-makers to measure consolidated operating results and assess segment performance. It includes equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest, and corporate governance costs, and excludes foreign currency transaction gains (losses), interest income (expense), dividend income and special items.

(4) General unallocated income (expense) includes foreign currency transaction gains (losses), interest income and dividend income.

(5) Results for fiscal 2001 include a $21 million charge related to the retirement of the Chief Executive Officer and the resignation of the Chief Financial Officer. Included in the charge is $13 million relating to the accelerated vesting of shares issued under the Long Term Incentive Compensation Plan and $8 million in cash payments.

(6) Results for fiscal 2002 include a $6 million charge related to asset impairment charges for the cancellation of expansion projects in the Performance Materials plant in Boyertown, Pennsylvania, and non-capitalizable transaction costs, both associated with the acquisition of Cabot Supermetals, a $5 million reserve for respirator claims derived from a disposed safety products business and a $1 million benefit from an insurance recovery.

                                CABOT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                  June 30, 2002
                     (In millions, except per share amounts)
                                    UNAUDITED

M.    RECENT ACCOUNTING DEVELOPMENTS

      The Financial Accounting Standards Board (FASB) issued FAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-lived Assets", in June 2001. The objective of FAS No. 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. FAS No. 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset. FAS No. 143 will be effective for Cabot on October 1, 2002. Cabot is currently evaluating the effect of implementing FAS No. 143.

      In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which supersedes FAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" and provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in FAS No. 121, to be applied to all long-lived assets including discontinued operations. FAS No. 144 will be effective for Cabot on October 1, 2002. Cabot is currently evaluating the effect of implementing FAS No. 144.

      The FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", in April 2002. This statement updates, clarifies and simplifies existing accounting pronouncements. Specifically, the statement rescinds FAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", FAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking Fund Requirements" and FAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends FAS No. 13, "Accounting for Leases" and certain other existing authoritative pronouncements to make technical corrections or clarifications. FAS No. 145 will be effective for Cabot related to the rescission of FAS No. 4 and FAS No. 64 on October 1, 2002. FAS No. 145 is effective related to the amendment of FAS No. 13 for all transactions occurring after May 15, 2002. All other provisions of FAS No. 145 are effective for financial statements issued after May 15, 2002. Cabot is currently evaluating the effect of implementing FAS No. 145.

      In July 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. In periods subsequent to the initial measurement, changes to the liability resulting from revisions to either the timing or the amount of estimated cash flows must be recognized as adjustments to the liability in the period of the change. The provisions of FAS 146 will be effective for the Company prospectively for exit or disposal activities initiated after December 31, 2002. Cabot is in the process of assessing the impact of FAS 146 on its consolidated financial statements.

                                CABOT CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

I.    CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are central to the presentation of the Company's financial condition and results of operations and that require subjective or complex estimates by management. The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its policies and estimates, including those related to revenue recognition and accounts receivable, inventory valuation, the valuation of long-lived assets, environmental costs, pensions and other post-employment benefits, and litigation and contingencies. The Company bases its estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

The Company derives its revenue through the sale of chemical products, performance materials and specialty fluids products. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Revenue from product sales is recognized when product is shipped and title and risk of loss has passed to the customer. The Company generally is able to ensure that products meet customer specification prior to shipment. The Company prepares its estimates for sales returns and allowances, discounts, and rebates quarterly based primarily on historical experience updated for changes in facts and circumstances, as appropriate. If actual future results vary, the Company may need to adjust its estimates, which could have an impact on earnings in the period of adjustment.

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which establishes criteria which must be satisfied before revenue is realized or realizable and earned.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could affect future earnings. As of June 30, 2002, the allowance for doubtful accounts was $5 million.

INVENTORY VALUATION

The cost of most raw materials, work in process, and finished goods inventories in the United States is determined by the last-in, first-out ("LIFO") method. The cost of other United States and all non-United States inventories is determined using the average cost method or the first-in, first-out ("FIFO") method. As of June 30, 2002, inventories valued on the FIFO basis would have been $84 million higher than the LIFO value of these inventories.

In cases where the market value of inventories is below cost, the inventory is stated at market value. The Company writes down its inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Such write-downs have not historically been significant. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

VALUATION OF LONG-LIVED ASSETS

The Company's long-lived assets include property, plant, equipment, long-term investments, goodwill and other intangible assets. The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the fair value of the asset is less than the carrying value of the asset. The fair value of long-lived assets, other than goodwill, is based on undiscounted estimated cash flows. The Company's estimates reflect management's assumptions about selling prices, production and sales volume, costs, and market conditions over the estimated remaining operating period. If an impairment is indicated, the asset is written down to fair value.

From time to time, the Company may decide to abandon a fixed asset project, plant expansion or other long-lived asset initiative in which case an impairment loss is recognized if the carrying value of the asset exceeds its salvage value. The Company records this impairment charge in the period in which it commits to a plan to abandon the asset.

Effective October 1, 2001, the Company adopted FAS No. 142, "Goodwill and Other Intangible Assets." In accordance with FAS No. 142, the Company no longer amortizes goodwill and indefinite lived intangible assets. The Company performs an annual impairment test for goodwill by comparing the fair value of each reporting unit to its carrying value, including goodwill. The fair value is based on discounted estimated cash flows. The assumptions used to estimate the fair value of a reporting unit include management's best estimates of the reporting unit's future growth rates, capital expenditures, discount rates, and market conditions over the estimated remaining operating period.

If the carrying value exceeds the fair value, then the Company compares the implied fair value of the reporting unit's goodwill with the carrying value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that reporting unit. If the carrying amount exceeds the implied fair value of the goodwill, then an impairment loss is recognized for the excess amount.
As required by FAS No. 142, impairment tests will be performed at least annually. During the third quarter of fiscal 2002, Cabot performed the fiscal 2002 impairment test and determined that no impairment loss should be recognized.

ENVIRONMENTAL COSTS

The Company accrues environmental costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated, but a range of estimated liability can be reasonably estimated, the Company accrues the amount that reflects its best estimate within that range. The amount accrued reflects the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. The availability of new information, changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in applicable government laws and regulations could result in higher or lower costs. The Company does not reduce its estimated liability for possible recoveries from insurance carriers. As of June 30, 2002, the Company had $27 million reserved for environmental matters.

PENSIONS AND OTHER POST-EMPLOYMENT BENEFITS

The Company maintains both defined benefit and defined contribution plans for its employees. In addition, the Company provides certain health care and life insurance benefits for retired employees. The costs and obligations related to these benefits reflect the Company's assumptions related to general economic conditions, including interest rates, expected return on plan assets, and rate of compensation increase for employees. Projected health care benefits reflect the Company's assumptions about health care cost trends. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease. Actual results that differ from the assumptions are accumulated and amortized over future periods and therefore affect the recognized expense and recorded obligation in such future periods.

LITIGATION AND CONTINGENCIES

When the Company is involved in litigation, the Company accrues a liability for such matters when it is probable that a liability will be incurred and the amount can be reasonably estimated. The estimated reserves are recorded based on the Company's best estimate of the liability associated with such matters or the low end of the estimated range of liability if the Company is unable to identify a better estimate within that range. However, there is always the possibility of an unusual result in any particular case that may have an adverse effect on the results of operations. During the quarter ended June 30, 2002, Cabot increased its reserve for respirator claims by $5 million.

II. RESULTS OF OPERATIONS

Net sales and operating profit before taxes by segment are shown in Note L of the consolidated financial statements.

THREE MONTHS ENDED JUNE 30, 2002 VERSUS
THREE MONTHS ENDED JUNE 30, 2001

Net income for the third quarter of fiscal 2002 was $19 million ($0.28 per diluted common share) compared to $38 million ($0.51 per diluted common share) in the same quarter a year ago. Included in this quarter's results were special charges totaling $7 million ($0.07 per diluted common share) of which $5 million was a charge to increase Cabot's reserve for respirator claims derived from a disposed safety products business, $3 million was an asset impairment charge for the cancellation of expansion projects at the Performance Materials plant in Boyertown, Pennsylvania related to the acquisition of Showa Cabot Supermetals KK, which we now call Cabot Supermetals ("CSM") , and $1 million was a benefit from insurance recoveries. In addition, third quarter 2002 earnings were favorably impacted by a $1 million ($0.01 per diluted common share) benefit from an insurance recovery related to the discontinued liquified natural gas ("LNG") business. Included in results for the third quarter of 2001 were special charges totaling $4 million ($0.04 per diluted common share) related to the resignation of Cabot's Chief Financial Officer, consisting of a $3 million non-cash charge to accelerate the vesting of stock issued under the Company's long-term incentive compensation plan and a $1 million cash payment.

As noted above, included in the special items charges of $0.07 during the third quarter of 2002 was a $0.05 charge to increase Cabot's reserve for respirator claims. These claims derive from a safety products business that Cabot owned and operated from 1990 to 1995, at which point the business was sold in a leveraged de-consolidation to Aearo Corporation. Cabot continues to own 42.5% of Aearo. The number of respirator cases has increased over the last 18 months, while the cost per claim has remained stable. At the end of June 2002, there were approximately 38,000 respirator claims outstanding against the historical manufacturer of the products. The actual number of claims for which Cabot contributes depends upon a number of factors, but has historically been well over half of the total claims. Cabot's contribution level for settlement has averaged approximately $320 per claimant. In June 2002, Cabot reached agreement to contribute to the settlement of up to 13,000 claims in Mississippi at a total cost not to exceed $2 million. It is anticipated that a significant number of the 13,000 settled claims are respirator related and are therefore included in the 38,000 above mentioned outstanding respirator cases. The $5 million charge recorded in the third quarter of 2002 includes the Mississippi settlement as well as Cabot's best estimate, based on experience to date, of the Company's potential liability for all other pending respirator related claims as of June 30, 2002. Because this is a very unpredictable area, Cabot is unable to estimate the number of future claims or the range of liability that may be incurred as a result of such claims on any reasonable basis and therefore has not reserved for them at this time. While in any given quarter the impact of these actions may be significant, Cabot continues to believe that this issue will not have a material impact on the Company's financial condition.

Sales decreased $46 million or 11%, from $436 million last year to $390 million this year. Similarly, profit before taxes and special items from continuing operations decreased 40% from $50 million in the third quarter of fiscal 2001 to $30 million in the third quarter of fiscal 2002.

Sales for the Chemical Businesses decreased 3%, from $336 million in the third quarter of fiscal 2001 to $326 million in the third quarter of fiscal 2002. Operating profit decreased 10%, from $30 million to $27 million. The decrease was principally driven by reduced margins in the carbon black business due to contract related pricing adjustments. However, the carbon black and fumed metal oxides businesses did experience higher volumes both sequentially and year over year, which offset some of the margin decline.

Carbon black volumes increased in all regions year over year. The Company is cautiously optimistic that the carbon black business may be recovering from the bottom of the cycle. Globally, volumes increased 7% in the third quarter of fiscal 2002 as compared to the same period last year. In North America, greater market demand, particularly for rubber blacks, resulted in an 11% increase in volumes for the carbon black business. Strong demand in Brazil resulted in an 8% increase in volumes in South America. Increased demand in Asia Pacific, particularly in China, resulted in a 7% increase in volumes and stable demand in Europe resulted in a 3% increase in volumes in that region. However, reduced margins caused by contract related pricing adjustments significantly impacted profitability, particularly in North America. The effect of foreign exchange rates had a minimal impact on the profitability of the carbon black business in the third quarter of 2002 compared to the same quarter of 2001.

The fumed metal oxides business experienced a 10% increase in volumes in the third fiscal quarter of 2002 compared to the same quarter of 2001. In particular, the business experienced improved demand in both the electronics markets and the traditional silicone rubber, composites and adhesives markets year over year. In addition, the niche markets experienced improved year over year volumes which were offset by price erosion. Operating profit for the business remained flat as compared to the third quarter of 2001 as the impact of increased volumes was reduced by approximately $3 million in asset impairment write-offs.

The inkjet colorants business continues to make progress with the growth of its existing commercial products and the development of new products. Higher sales to both OEMs and niche customers (aftermarket sales) resulted in a 46% increase in volumes and a $1 million increase in operating profit in the third quarter of fiscal 2002 versus the third fiscal quarter of 2001.

The Chemical Businesses showed significant signs of recovery with strong volumes during much of the third quarter of 2002. Volumes increased 7% on both a year over year and sequential basis. However, in the month of June 2002 carbon black volumes declined to 2001 levels resulting in a cautious outlook for the coming months. Cabot's fourth quarter is traditionally its weakest quarter due to seasonal vacations and customer shutdowns. Consequently, the Company remains cautious about the outlook for the Chemical Businesses segment for the rest of fiscal 2002.

Performance Materials sales decreased 34% from $99 million in the third quarter of fiscal 2001 to $65 million in the third quarter of fiscal 2002. Volumes and operating profit declined 60% and 68%, respectively, due to customer contract disputes and slower market conditions. As a result, the tantalum business experienced a $21 million decline in operating profit versus the year ago quarter. However, the business experienced improved margins as the result of higher average selling prices and lower average ore costs due to a decline in spot ore prices. During the quarter, Cabot was able to successfully resolve the contract dispute with one of its customers, Vishay. In exchange for volume and price concessions, Vishay extended one of their contracts and agreed to purchase tantalum products at regular intervals throughout the terms of the contracts beginning late in the third quarter of fiscal 2002. At June 30, 2002, litigation was ongoing with another tantalum customer, Kemet. Subsequent to the third fiscal quarter of 2002, on July 29, 2002, a complaint involving a supply agreement between Cabot and AVX, one of Cabot's tantalum customers, was filed in U.S. District Court in Massachusetts by AVX Corporation. The complaint alleges unfair and deceptive trade practices, breach of contract, and other related matters. Cabot believes that AVX's complaint is not meritorious and that Cabot has valid defenses, which it intends to assert vigorously. AVX has indicated, however, that it intends to continue to purchase product under the supply agreement with Cabot. As these legal matters continue, the Company remains cautious about the outlook for the fiscal year for this business.

Specialty Fluids sales in the third quarter were $5 million versus $6 million last year. The segment reported an operating loss of $1 million for the third quarter of 2002 and 2001. While the business benefited from improved pricing for cesium formate in the third quarter of 2002, volumes decreased due to the smaller size of the completion jobs undertaken during the quarter. During the third quarter of fiscal 2002, Specialty Fluids finalized work on one drill-in and five additional completion jobs. To date, cesium formate has been successfully used in a total of 56 operations, 49 completions and 7 drill-ins, primarily involving challenging high pressure, high temperature wells in the North Sea. In the third quarter of fiscal 2002, hydrocarbon production rates continued to support the initial flow tests from drill-in jobs finished during the fourth quarter of fiscal 2001. These results indicate that cesium formate is delivering the value in use that the Company and our customers anticipated.

Research and technical service spending and selling and administrative expenses remained flat at $12 million and $55 million, respectively, for the third quarter of 2002 versus the third quarter of last year.

Interest and dividend income in the third quarter was $4 million less than in the same quarter last year due to a decrease in Cabot's cash position and lower interest rates.

Interest expense for the quarter ended June 30, 2002 decreased $1 million versus the year ago quarter due to the benefit of lower interest rates on the Company's variable rate debt and capitalized interest on two significant projects.

In the third quarter of 2002, other income increased $5 million, largely due to a $2 million foreign exchange gain, primarily resulting from a net U.S. dollar receivable position in Argentina and $1 million in income related to the demutualization of Prudential Life Insurance Company.

During fiscal 2000, Cabot approved plans to close two plants. In relation to the plant closings, Cabot recorded an $18 million charge in the fourth quarter of fiscal 2000. Included in the charge were accruals of $2 million for severance and termination benefits for approximately 38 employees of the Chemical and Performance Materials businesses, $7 million for facility closing costs, and a $9 million charge for the impairment of long-lived assets. One of the plant closures was completed during fiscal 2001 and the second plant closure was completed during the second quarter of fiscal 2002. As of June 30, 2002, all severance and termination benefits had been paid and $2 million remained accrued for the required monitoring costs at the second site.

NINE MONTHS ENDED JUNE 30, 2002 VERSUS
NINE MONTHS ENDED JUNE 30, 2001

Net income for the first nine months of fiscal 2002 was $84 million ($1.17 per diluted common share) compared to $96 million ($1.28 per diluted common share) for the first nine months of fiscal 2001. Included in the results from operations for the first nine months of 2002 were special charges totaling $10 million ($0.10 per diluted common share) of which $6 million was an asset impairment charge related to the cancellation of expansion projects in the Performance Materials plant in Boyertown, Pennsylvania and non-capitalizable transaction costs, both associated with the acquisition of CSM. Also included was a $5 million charge to increase Cabot's reserve for respirator claims and a $1 million benefit related to insurance recoveries. In addition, third quarter 2002 earnings were favorably impacted by a $1 million ($0.01 per diluted common share) benefit from an insurance recovery related to the discontinued LNG business. Included in the results from operations for the first nine months of fiscal 2001 were special charges of $21 million ($0.20 per diluted common share) related to the retirement of Cabot's Chief Executive Officer and the resignation of Cabot's Chief Financial Officer. In addition, third quarter 2001 earnings were favorably impacted by $3 million ($0.04 per diluted common share) of additional proceeds from the September 2000 sale of the LNG business.

Sales decreased 13% from $1,289 million last year to $1,117 million this year due to somewhat weaker volumes and pricing in the Chemical Businesses and significantly decreased volumes in the Performance Materials segment. Profit before taxes and special items decreased 11% from $138 million in the first nine months of fiscal 2001 to $123 million in the first nine months of fiscal 2002.

Sales for the Chemical Businesses decreased $107 million or 10%, from $1,027 million last year to $920 million this year. Operating profit decreased $22 million or 21%, from $106 million to $84 million. The decrease in profitability is primarily attributed to slower industrial growth in North America and Europe, a decline in margins, and unfavorable currency trends.

Performance Materials sales were $195 million, a 24% decrease from $257 million in the first nine months of fiscal 2001. Operating profit increased 4% from $53 million in the first nine months of last year to $55 million in the first three quarters of this year driven by higher prices and lower raw material costs, largely offset by lower volumes.

Specialty Fluids realized a $1 million improvement in sales for the nine month period ended June 30, 2002. Sales increased from $19 million last year to $20 million this year. Specialty Fluids reported a $1 million operating loss for both the nine month period of 2002 and the same period in 2001. While cesium formate volumes and pricing improved, the business's performance was negatively impacted by declining results in its mined minerals sector.

Research and technical service spending remained flat at $35 million for the first nine months of 2002 versus the same period of last year. Selling and administrative expenses increased $2 million from $152 million for the first nine months of fiscal 2001 to $154 million spent in the first nine months of this year. The increase is largely due to increased administrative costs offset by reduced stock-based incentive compensation costs.

Interest and dividend income in the nine months ended June 30, 2002 was $16 million less than in the same period last year due to a decrease in Cabot's cash position. Lower interest rates further negatively impacted interest income.

Interest expense for the first nine months of fiscal 2002 decreased $4 million versus the year ago period due to the benefit of lower interest rates on the Company's variable rate debt and capitalized interest on two significant projects.

In the nine month period ended June 30, 2002, other income increased $9 million, largely due to a $3 million foreign exchange gain, primarily resulting from a net U.S. dollar receivable position in Argentina, a $2 million gain from the sale of Cabot Microelectronics shares related to incentive compensation forfeitures, and $1 million in income related to the demutualization of Prudential Life Insurance Company.

During fiscal 2000, Cabot approved plans to close two plants. In relation to the plant closings, Cabot recorded an $18 million charge in the fourth quarter of fiscal 2000. Included in the charge were accruals of $2 million for severance and termination benefits for approximately 38 employees of the Chemical and Performance Materials businesses, $7 million for facility closing costs, and a $9 million charge for the impairment of long-lived assets. One of the plant closures was completed during fiscal 2001 and the second plant closure was completed during the second quarter of fiscal 2002. As of June 30, 2002, all severance and termination benefits had been paid and $2 million remained accrued for the required monitoring costs at the second site.

Cabot is currently evaluating the viability of its tail gas engine project in the carbon black business and various courses of action are currently being identified, including the possibility of discontinuing the project in some locations.

III. CASH FLOW AND LIQUIDITY

During the first nine months of the fiscal year, cash provided by operating activities totaled $107 million as compared to cash used by operating activities of $44 million for the same period last year. The cash provided by operations for the first nine months of fiscal 2002 was higher than during the same period in 2001 due to a $178 million tax payment made in 2001 related to the September 2000 disposition of Cabot's LNG business.

Capital spending for the first nine months of the year was $201 million. Of this amount, $89 million, net of $10 million in cash acquired, was related to the buyout by Cabot of the other 50% shareholder in the CSM joint venture. The majority of the remaining capital spending related to maintaining existing assets and the construction of a semi-works facility for the Nanogel(TM) business. Capital expenditures for 2002 are expected to be approximately $280 million. Capital expenditures for 2002 also include replacement projects, plant expansions, and the completion of projects started in fiscal 2001.

On February 8, 2002, Cabot purchased the remaining 50% of the shares of CSM in Japan, from its joint venture partner, Showa Denko KK. CSM is a supplier of tantalum powders and metal products to the global electronics, aerospace, and chemical processing industries. The acquisition of CSM expands the production capacity and performance capability of Cabot's tantalum business.

Cash used by financing activities was $93 million in the first nine months of fiscal 2002 as compared to $135 million for the same period last year. In the first nine months of 2002, the Company primarily used cash for the repurchase of $52 million of its common stock and $5 million of its preferred stock, $26 million paid in the form of cash dividends to shareholders, and the repayment of short and long-term debt totaling $17 million. These uses of cash were somewhat offset by the issuance of $6 million of common stock, net of
forfeitures. In the first nine months   of 2001, the key components of the
change in net cash from financing activities were the net repurchase of $185 million of common stock and the repayment of $63 million in long-term debt net of proceeds from the issuance of a 3-year EURO note for $129 million.

On May 10, 2002, Cabot's Board of Directors authorized the repurchase of up to
12.6 million shares of Cabot's common stock, superseding prior authorizations. As of June 30, 2002, approximately 8.4 million shares have been purchased under this authorization.

As a result of lower cash balances and the acquisition of debt, both related to the CSM acquisition, Cabot's ratio of total debt (including short-term debt net of cash) to capital increased from 9% at September 30, 2001 to 27% at June 30, 2002.

At June 30, 2002, the value of the Japanese yen based debt included in Cabot's consolidated financial results was $40 million of bank notes and $63 million of long-term debt. The bank notes are payable in Japanese yen and have renewable one year terms. Notes payable to banks are classified as current liabilities on the consolidated balance sheet. Interest rates are variable and based on short-term interest rates. The long-term debt is also payable in Japanese yen and matures on various dates in fiscal years 2004 to 2006. The interest rates on a portion of the loans are fixed and range from 1.5% to 2.1%. The interest rates on the remaining long-term loans are variable and based on short-term interest rates. Principal payments in each of the five fiscal years 2002 through 2006 are zero, zero, $11 million, $20 million, and $32 million, respectively.

In July 2001, Cabot replaced its revolving credit facility with a new agreement. Under the new agreement, Cabot may, under certain conditions, borrow up to $250 million at floating rates. The new facility is available through July 13, 2006. As of June 30, 2002, Cabot was in compliance with all of its revolver debt covenants and had no borrowings outstanding under this arrangement. Management expects cash on hand, cash from operations, and present financing arrangements, including Cabot's unused line of credit and shelf registration for debt securities, to be sufficient to meet Cabot's cash requirements for the foreseeable future.

Maximum amounts and additional advances under some of CSM's loan agreements are subject to CSM's ongoing creditworthiness. As of June 30, 2002, Cabot was not aware of any credit concerns under CSM's loan agreements.

On an ongoing basis, Cabot reviews its outstanding insurance claims, some of which relate to disposed and discontinued businesses, for potential recovery. Various amounts have been recovered in prior periods and Cabot anticipates receiving additional amounts in the fourth quarter and in future periods.

In January 2002, the Securities and Exchange Commission released a "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations" ("FR-61"). The release details the requirements for the Management's Discussion and Analysis section of the year-end and interim financial reports as they relate to liquidity, certain trading activities involving non-exchange traded contracts accounted for at fair value, and related party transactions. The Company discussed the market risks concerning liquidity and capital resources in the Form 10-K dated September 30, 2001 and has noted no other significant risks to the Company as of June 30, 2002. The Company is not involved in any transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. The Company is not involved in any trading activities involving commodity contracts that are accounted for at fair value.

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

The FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS No. 145") in April 2002. This statement updates, clarifies and simplifies existing accounting pronouncements. Specifically, the statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("FAS No. 4"), FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking Fund Requirements" ("FAS No. 64") and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends FASB Statement No. 13, "Accounting for Leases" ("FAS No. 13") and certain other existing authoritative pronouncements to make technical corrections or clarifications. FAS No. 145 will be effective for Cabot related to the rescission of FAS No. 4 and FAS No. 64 on October 1, 2002. FAS No. 145 is effective related to the amendment of FAS No. 13 for all transactions occurring after May 15, 2002. All other provisions of FAS No. 145 are effective for financial statements issued after May 15, 2002. Cabot is currently evaluating the effect of implementing FAS No. 145.

In July 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. In periods subsequent to the initial measurement, changes to the liability resulting from revisions to either the timing or the amount of estimated cash flows must be recognized as adjustments to the liability in the period of the change. The provisions of FAS 146 will be effective for the Company prospectively for exit or disposal activities initiated after December 31, 2002. Cabot is in the process of assessing the impact of FAS 146 on its consolidated financial statements.

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

In October 2001, Cabot entered into four interest rate swaps in an aggregate notional amount of $97 million. The swaps are derivative instruments as defined by FAS No. 133 and have been designated as fair value hedges. The swaps hedge the change in the fair value of $97 million of Cabot's fixed rate medium term notes due to changes in interest rates. The interest rate swaps, as well as the medium term notes they hedge, mature on various dates through February 2007. The variable interest rates on the swaps reset every six months in June and December.

As part of the CSM acquisition, the Company assumed debt denominated in Japanese yen of 14.05 billion yen. A portion of the debt, 9.45 billion yen, is at variable interest rates. Cabot also assumed interest rate swaps related to
5.7 billion yen of the variable rate debt. The swaps are variable-for-fixed swaps of the quarterly interest payments. The swaps require payment of fixed rates ranging from 1.5% to 2.2% and the receipt of variable rates. The swaps mature, along with the associated loans, in fiscal 2002 through 2006. The swaps are derivative instruments as defined by FAS No. 133 and have been designated as cash flow hedges.

Cabot also has the equivalent of $148 million of Euro debt at variable rates. A change in rates of 10% on Cabot's aggregate variable rate debt could cause interest expense to change by $1 million per year.

As of June 30, 2002, Cabot had $191 million in cash and short-term investments. It is the Company's practice to invest excess cash in instruments that will earn a high rate of return, consistent with the protection of principal. Interest income earned may vary as a result of changes in interest rates and average cash balances, which could fluctuate over time. Based on current market rates of 2% and a domestic cash balance invested in money market securities of $135 million, a 10% change in interest rates could cause interest income to change by approximately $0.3 million.

Because of the global nature of its activities, Cabot has operations and facilities in many countries around the world. Major areas of functional currency exposure include the EURO, Japanese yen, British pound sterling, Canadian dollar, and Australian dollar.

The Company's results are also exposed to currency fluctuations and devaluations in many developing countries throughout the world. Specifically, during the nine month period ended June 30, 2002, economic and political instability in Argentina and Brazil has led to larger than expected fluctuations in the exchange rates of those countries. The Argentina peso was devalued by more than 70% after the Government was forced to abandon its fixed exchange rate policy that pegged the value of the peso to the US dollar. The Brazilian real has recently weakened to record lows due to concerns related to the possible impact that the upcoming presidential election could have on the economy. The current depressed state of these functional currencies has resulted in a devaluation of the translated income statements for the quarter ended June 30, 2002. However, this was partly offset by the benefit of a net US dollar receivable position in these entities. The Company's Treasury function, under the guidance of a Risk Management Committee, continuously monitors foreign exchange exposures, so that Cabot can respond to changing economic and political environments and attempt to minimize the impact of adverse currency movements.

                                CABOT CORPORATION

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company has exposure to a safety respiratory products business that it acquired in April 1990. It disposed of that business in July 1995. In connection with its acquisition of the business, the Company agreed, after an initial period during which responsibility was shared, to indemnify the seller, American Optical Corporation, ("American Optical"), for costs, including legal costs, settlements and judgments, in connection with a number of lawsuits and claims relating to the respirators (in exchange for which the Company received the benefits of the seller's insurance and other indemnities). These lawsuits and claims typically involve allegations that the plaintiffs suffer from asbestosis or silicosis as a result, in part, from respirators that were negligently designed or labeled. The defendants in these lawsuits are often numerous and include, in addition to respirator manufacturers, makers of asbestos and sand used in sand blasting.

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

         When the Company disposed of the business in 1995 to Aearo Corporation ("Aearo"), it agreed with Aearo that for an annual fee of $400,000, the Company would retain responsibility for, and indemnify Aearo against, claims asserted after July 11, 1995 to the extent they are attributable to the use of respirators sold before that date. Aearo can discontinue payment of the fee at any time, in which case it will assume the responsibility for and indemnify the Company with respect to these claims. Since the divestiture and until fiscal 2001, the Company had never spent more than the $400,000 that it collects from Aearo each year. During the third quarter, the Company agreed to pay up to $2 million as its contribution toward a settlement involving up to 13,000 claimants in Mississippi. The Company expects to pay this amount over the next eighteen months.

         As of the beginning of calendar year 2002, there were approximately 28,000 claimants in pending cases asserting claims against American Optical in connection with respirators. As of June 30, 2002 there were approximately 38,000 claimants, which total includes a substantial portion of the claims in the Mississippi settlement. Under the present allocation arrangements, as claims are settled, Cabot would expect to contribute toward settlement of a significant percentage, but not all, of these claims.

         As a result of the Mississippi settlement and the rate of new claims which have been filed during the year, the Company has recorded a charge of $5 million during the current quarter bringing its total reserve for respirator matters to $6 million. In estimating its liability, the Company made the following assumptions: (i) that future settlements would continue at the historical rate of $320 per claimant;
         (ii) while the actual number of claims for which Cabot contributes depends upon a number of factors, that Cabot will continue to be responsible for well over half of the total claims and (iii) that a significant number of the outstanding claims are included in the Mississippi settlement. This amount represents Cabot's best estimate of the liability it will incur in connection with the settlement of pending respirator claims. Cabot is unable to determine a range of liabilities for the pending claims, however, because there is uncertainty in the possible outcome of the cases.

         Because this is a very unpredictable area, Cabot is unable to estimate the number of future claims or the range of liability that may be incurred as a result of such claims on any reasonable basis. As a result, the Company has not reserved for future claims at this time. While in any given quarter the impact of these actions may be significant, Cabot continues to believe that this issue will not have a material impact on the Company's financial condition.

         On July 29, 2002, a complaint involving a supply agreement between Cabot and AVX, one of Cabot's tantalum customers, was filed in U.S. District Court in Massachusetts by AVX Corporation. The complaint alleges unfair and deceptive trade practices, breach of contract and other related matters. The plaintiff seeks declaratory relief and unspecified damages. Cabot believes that AVX's complaint is not meritorious and that Cabot has valid defenses, which it intends to assert vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   EXHIBITS

4.1 Amendment dated July 12, 2002, to Rights Agreement, dated November 10, 1995, between the Company and Fleet Bank N. A. (formerly known as The First National Bank of Boston.)
99.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the quarter:

1. Current Report on Form 8-K dated June 6, 2002, as filed with the Commission on June 10, 2002, reporting the resolution of the legal dispute between the Registrant and Vishay Intertechnology, Inc. and its subsidiaries.

2. Current Report on Form 8-K dated May 10, 2002, as filed with the Commission on May 14, 2002, reporting the increase in the size of the Company's share repurchase program.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CABOT CORPORATION


Date: August 14, 2002                   By:  /s/ Kennett F. Burnes
                                        ------------------------------------
                                        Kennett F. Burnes
                                        Chairman and Chief Executive Officer
                                        (Duly Authorized Officer)

Date: August 14, 2002                   By:  /s/ Eduardo E. Cordeiro
                                        ----------------------------------------
                                        Eduardo E. Cordeiro
                                        Controller
                                        (Chief Accounting Officer)

                                    EXHIBITS

 4.1 Amendment dated July 12, 2002, to Rights Agreement, dated November 10, 1995, between the Company and Fleet Bank N. A. (formerly known as The First National Bank of Boston.)

99.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.