Form 10-K
period 2002-09-30
CABOT CORP
filed 2002-12-24
CIK 16040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-5667

Cabot Corporation

(Exact name of Registrant as specified in its charter)

Delaware	04-2271897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Seaport Lane, Suite 1300 Boston, Massachusetts (Address of Principal Executive Offices)	02210 (Zip Code)

(617) 345-0100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, $1.00 par value per share:

61,556,953 Shares Outstanding	Boston Stock Exchange
At November 29, 2002	New York Stock Exchange Pacific Exchange

Preferred Stock Purchase Rights

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☐

      The aggregate market value of the Registrant’s common stock held beneficially or of record by shareholders who are not directors or executive officers of the Registrant at November 29, 2002, was approximately $1,461,000,000, based on the closing price on that date of $25.33, on the New York Stock Exchange, Inc.

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑ No ☐

      The aggregate market value of the Registrant’s common stock held beneficially or of record by shareholders who were not directors or executive officers of the Registrant at March 31, 2002 was approximately $2,157,000,000, based on the closing price on that date of $36.85, on the New York Stock Exchange, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders are incorporated by reference in Part III of this annual report on Form 10-K.

PART I

Item 1.     Business

General

      Cabot’s business was founded in 1882 and incorporated in the State of Delaware in 1960. The Company has businesses in specialty chemicals, performance materials, and specialty fluids. The Company and its affiliates have manufacturing facilities in the United States and more than 20 other countries.

      The terms “Cabot” and “Company” as used in this Report refer to Cabot Corporation and its consolidated subsidiaries.

      The description of the Company’s businesses is as of September 30, 2002, unless otherwise noted. Financial information about the Company’s business segments and geographic areas appears in the Overview and Continuing Operations sections of Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below, and in Note S of the Notes to the Company’s Consolidated Financial Statements in Item 8 below.

      In February 2002, the Company purchased the remaining 50% of the shares in Showa Cabot Supermetals KK (“SCSM”) in Japan from its joint venture partner, Showa Denko KK. The acquisition of SCSM expanded the capacity of Cabot’s tantalum business.

      During the fiscal year ended September 30, 2002, Cabot repurchased approximately 2.6 million shares of its common stock, $1.00 par value per share (the “Common Stock”), for the purpose of reducing the total number of shares outstanding as well as offsetting shares issued under the Company’s employee incentive compensation programs.

      Additional information regarding significant events affecting the Company during its fiscal year ended September 30, 2002 is set forth in Item 7 below under Management’s Discussion and Analysis of Financial Condition and Results of Operation.

      The Company’s internet address is www.cabot-corp.com. The Company makes available free of charge on or through its internet website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission (the “Commission”).

Chemical Businesses

     Carbon Black

      The Company manufactures and sells carbon black. Carbon black is a form of elemental carbon, which is manufactured in a highly controlled process to produce particles and aggregates of varied structure and surface chemistry, resulting in many different performance characteristics for a wide variety of applications. Carbon black is used to enhance the physical, electrical and optical properties of the systems and applications in which it is incorporated. The Company’s carbon black products are used in tires, industrial products and high performance applications. Carbon blacks are used in the tire industry as a rubber reinforcing agent and a performance additive. These products are marketed globally and are used in all types of tires. Carbon blacks are used in industrial products in applications such as hoses, belts, extruded profiles and molded goods. In fiscal year 2000, the Company combined its plastics business with its special blacks business to form its performance products business group (“PPB Group”). The PPB Group manufactures specialized grades of carbon black which are used as pigments, to enhance conductivity and static charge control, to provide UV protection, to enhance mechanical properties, and to provide chemical flexibility through surface treatment. These products are used in many industries such as inks, coatings, cables, pipes, toners and electronics. The PPB Group also markets carbon black, and produces and markets black and white thermoplastic concentrates and specialty compounds to the plastics industry.

      Cabot sells products under various trademarks, a large number of which are registered or for which the Company is seeking registration in one or more countries. (See “Other” below.) Sales are made in Europe (concentrates, compounds and carbon black), North America (carbon black), South America (concentrates, compounds and carbon black), and Asia (concentrates, compounds and carbon black) through Company employees, and through distributors and sales representatives.

      The Company believes that it is the leading manufacturer of carbon black in the world, with an estimated one-quarter of the worldwide production capacity and market share of carbon black. The Company competes in the manufacture of carbon black primarily with two companies having a global presence and with at least 20 other companies in various regional markets in which it operates. (See “Other” below.)

      The Company owns and operates carbon black production plants in Argentina, Australia, Brazil, Canada, China, Colombia, England, France, India, Indonesia, Italy, The Netherlands, Spain and the United States. Affiliates of the Company own carbon black plants in the Czech Republic, Japan, Malaysia, Mexico and Venezuela. Headquarters for the Company’s carbon black business are located in Boston, Massachusetts, with regional headquarters in Billerica, Massachusetts (North America), São Paulo, Brazil (South America), Leuven, Belgium (Europe) and Kuala Lumpur, Malaysia (Asia Pacific). Some of the plants listed above are built on leased land. (See “Properties” below.)

      The principal raw material used in the manufacture of carbon black is a portion of the residual heavy oils derived from petroleum refining operations and from the distillation of coal tars and the production of ethylene throughout the world. Natural gas also goes into the production of carbon black. While the availability of raw materials has not been a significant factor for the Company’s carbon black business, the Company may experience some difficulty obtaining low sulfur feedstock at an acceptable cost for its European operations in the event the proposed Best Available Techniques (“BAT”) Reference Documents, so-called BREF Notes, for the European carbon black industry, which are described more fully under “Safety, Health and Environment” below, calling for a reduction in annual average sulfur content in carbon black feedstock to 0.5%, is adopted. Raw material costs are influenced by the cost and availability of oil worldwide and the availability of various types of carbon black oils.

      The thermoplastic concentrates and specialty compounds sold by the Company are produced in facilities in Belgium, Italy, the United Kingdom and Hong Kong. In Europe, the Company is one of the five leading producers of thermoplastic concentrates. Other than carbon black feedstock, the primary raw materials used in this business are titanium dioxide, thermoplastic resins and mineral fillers. Raw materials for these concentrates and components are, in general, readily available.

      Management continues to support carbon black new product development initiatives that have significant customer involvement or sponsorship. Management also supports process research and development initiatives that can lead to production optimization.

     Fumed Metal Oxides

      The Company manufactures and sells fumed metal oxides, including fumed silica and fumed alumina and dispersions thereof under various trademarks. Fumed silica is an ultra-fine, high-purity particle used as a reinforcing, thickening, abrasive, thixotropic, suspending or anti-caking agent in a wide variety of products produced for the automotive, construction, microelectronics, and consumer products industries, including adhesives, sealants, cosmetics, inks, silicone rubber, coatings, polishing and pharmaceuticals. The headquarters for the Company’s fumed metal oxides business are located in Billerica, Massachusetts. This business has two North American fumed metal oxides manufacturing plants, which are located in Tuscola, Illinois and Midland, Michigan. The Midland plant was completed in September 1999, began operations in November 1999 and achieved full output and qualification in fiscal year 2001. The Company also owns manufacturing plants in Wales and Germany. In addition, a joint venture owned 50% by the Company and 50% by an Indian entity owns a plant in India, which began operations in the spring of 1998. Raw materials for the production of fumed silica are various chlorosilane feedstocks. The feedstocks are either purchased or converted to product on a fee-basis (so-called “toll conversion”) for owners of the feedstock. The Company also purchases aluminum chloride as feedstock for the production of fumed alumina. The Company has long-term procurement contracts or arrangements in place for the purchase of feedstock for this business, which it believes will enable it to meet its raw material requirements for the foreseeable future. In addition, the Company buys some materials in the spot market in order to help ensure flexibility and minimize costs. Sales of fumed metal oxides products are made by Company employees and through distributors and sales representatives. There are four principal producers of fumed silica in the world. The Company believes it is the leading producer and seller of this chemical in the United States and second worldwide.

     Inkjet Colorants

      Inkjet colorants are pigment-based black and other colorants, which are designed to replace traditional pigment dispersions and dyes used in inkjet printing applications. Products produced by the Company’s inkjet colorants business target various printing markets, including home and office printers, wide format printers, and commercial and industrial printing applications. The Company’s black colorants have become integral components in several inkjet printing systems introduced to the market since 1998. The Company commercialized color pigments during fiscal year 2002. Sales are made by Company employees and through distributors and sales representatives. The headquarters of the Company’s inkjet colorants business are located in Billerica, Massachusetts. Raw materials for the inkjet colorants business include carbon black, as well as other products, from various sources. The Company believes that all raw materials for this business are in adequate supply.

     Aerogels

      Cabot’s aerogels, which are marketed under the NanogelTM trademark, are hydrophobic silica particles with potential uses in a variety of thermal and sound insulation applications. During the fiscal year, the aerogels business completed construction of a new semi-works facility located in Frankfurt, Germany, which is in the start-up phase. The headquarters for the business are located in Boston, Massachusetts. The principal raw materials for the production of aerogels are silicic acid and sodium silicate, which the Company believes are in adequate supply.

      The first commercial shipment of the Company’s NanogelTM product occurred in December 2002. The product shipped was used in the manufacture of translucent panels for the construction industry. Because this business and its products represent a new business for the Company utilizing a new chemical process, its operations are subject to several risks, including the risk that expected capacity output at the business’s newly constructed semi-works facility is delayed or not achieved, and that the business’s products do not achieve market acceptance.

Performance Materials

      The Company produces tantalum, niobium (columbium) and their alloys. Tantalum, which accounts for substantially all of this business’ sales, is produced in various forms including powder and wire for electronic capacitors. Tantalum and niobium and their alloys are also produced in wrought form for non-electronic applications such as chemical process equipment and the production of superalloys, and for various other industrial and aerospace applications. The headquarters for this business are currently being relocated to Boston, Massachusetts. In February 2002, the Company purchased the remaining 50% of the shares of Showa Cabot Supermetals in Japan from its joint venture partner, Showa Denko KK. The Company operates manufacturing facilities for this business in Boyertown, Pennsylvania, and in Higashi-Nagahara, Japan. Raw materials are obtained by the Company from ores mined principally in Australia, Brazil and Canada and from by-product tin slags from tin smelting mainly in Malaysia and Thailand. Raw materials are currently in adequate supply. Sales in the United States are made by Company employees, with export sales to Europe handled by Company employees, independent European sales representatives and an affiliated company. Sales in Japan and other parts of Asia are handled primarily through Company employees. There are currently two principal competitors producing tantalum and niobium. The Company believes that it is the leading producer of electronic grade tantalum powder products, with competitors having greater production in some other product lines. (See “Other” below.)

Specialty Fluids

      The Company’s specialty fluids business produces and markets cesium formate as a drilling and completion fluid for use primarily in high pressure and high temperature oil and gas well operations. Cesium formate products are solids-free, high-density fluids that have a low viscosity, permitting them to flow readily in oil and gas wells. The fluid is resistant to high temperatures, does not damage producing reservoirs and is readily biodegradable. The Company has been shipping the fluid to facilities in Aberdeen, Scotland, and Bergen, Norway, for application in its target market, the North Sea, and to facilities in The Woodlands, Texas for application in the Gulf of Mexico. During fiscal year 2002, cesium formate was used successfully in 13 oil and gas well completions and 4 drill-in applications. The specialty fluids business has its headquarters in The Woodlands, Texas, and has a mine and a cesium formate manufacturing facility in Manitoba, Canada. The Company makes cesium formate sales directly to oil and gas operating companies and through existing oil field service companies. Customers principally rent cesium formate from the Company but are required to purchase any of the product that is not returned to the Company after the job is completed. The principal raw material used in this business is pollucite ore, which the Company obtains from its mine. The Company has an adequate supply of this cesium-rich ore, with approximately 82% of the world’s known cesium reserves. Because each job for which cesium formate is used requires a large volume of the product, the specialty fluids business must carry a large inventory. The Company reclaims between 60% and 90% of the cesium formate used in each job, which is returned to inventory for use in subsequent well operations. The Company’s specialty fluids business also markets fine cesium chemicals to various industrial chemical companies, and mined spodumene to the pyroceramics industry. Sales of those products are made by Company employees and through sales representatives. The specialty fluids business also mines and processes tantalum ore for shipment to Cabot Performance Materials.

Discontinued Businesses

      As reported in the Company’s Form 8-K filed with the Commission on October 3, 2000, in September 2000 the Company sold all of its liquefied natural gas (LNG) business, which is being reported as a discontinued operation in the Financial Information being filed as a part of this annual report on Form 10-K. The Company also completed the initial public offering of approximately 20% of its microelectronics materials business, conducted by Cabot Microelectronics Corporation, in the third quarter of fiscal year 2000. The offering was followed by a distribution of the Company’s remaining shares of Cabot Microelectronics Corporation common stock to Cabot shareholders which was completed on September 29, 2000, which was also reported in the Company’s Form 8-K filed with the Commission on October 3, 2000. This business is also being reported as a discontinued operation in the Financial Information being filed as a part of this annual report on Form 10-K. See Note D of the Notes to the Company’s Consolidated Financial Statements which appear in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2002.

Other

      The Company owns and is a licensee of various patents, which expire at various times, covering many of its products, as well as processes and product uses. Although the products made and sold under these patents and licenses are important to the Company, the loss of any particular patent or license would not materially affect the Company’s business, taken as a whole. The Company sells its products under a variety of trademarks, the loss of any one of which would not materially affect the Company’s businesses, taken as a whole.

      With the exception of the Company’s former LNG business referred to above, the Company’s businesses are generally not seasonal in nature, although they experience some decline in European sales in the fourth fiscal quarter due to summer plant shutdowns. The Company believes that as of September 30, 2002, approximately $201 million of backlog orders for its businesses were firm, compared to firm backlog orders as of September 30, 2001 of approximately $209 million. Backlog consists of firm purchase orders for which a delivery date has been scheduled. Because customers may generally cancel purchase orders with little or no notice without any significant penalty, and because most orders are typically shipped within 30 days of receipt, backlog at any particular time is not typically a good indicator of future revenues. All of the 2002 backlog orders are expected to be filled during fiscal year 2003.

      Many of the Company’s chemicals and materials are used in products associated with the automotive industry such as tires, extruded profiles, hoses, molded goods, capacitors and paints. The Company’s financial results are affected by the cyclical nature of the automotive industry, although a large portion of the market is for replacement tires and other parts which are less subject to automobile industry cycles. The Company has long-term carbon black supply contracts with two of its North American tire customers, one of which expires at the end of calendar year 2003, and expects in the future to pursue a similar strategy under appropriate circumstances. Those contracts are designed to provide such customers with a secure supply of carbon black and reduce the volatility in the Company’s carbon black volumes and margins caused, in part, by automobile industry cycles.

      Five major tire and rubber customers, one silicones customer, three capacitor materials customers and one microelectronics customer represent a material portion of the total net sales and operating revenues of the Company’s businesses; the loss of one or more of these customers could materially adversely affect the Company’s businesses taken as a whole. In fiscal year 2002, sales to Goodyear Tire and Rubber Company by the Company’s Chemical Businesses amounted to 11% of the Company’s consolidated revenues.

      Competition in the Company’s businesses is based on price, service, quality, product performance and technical innovation. Competitive conditions also necessitate carrying an inventory of raw materials and finished goods in order to meet customers’ needs for prompt delivery of products. On behalf of certain carbon black producers, including the Company, an industry group has filed an antidumping petition with authorities in the European Union in response to rubber black imports from Egypt and Russia. The Company has also sought antidumping relief in other jurisdictions, including Indonesia and Malaysia.

Employees

      As of September 30, 2002, the Company had approximately 4,500 employees. Approximately 440 employees in the United States are covered by collective bargaining agreements. The Company believes that its relations with its employees are satisfactory.

Research and Development

      The Company develops new and improved products and processes and greater operating efficiencies through Company-sponsored research and technical service activities, including those initiated in response to customer requests. Expenditures by the Company for such activities are shown in the Consolidated Statements of Income which appears in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2002.

Safety, Health and Environment

      The Company has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the “Superfund law”) and comparable state statutes with respect to several sites. (See “Legal Proceedings” below.) During the next several years, as remediation of various environmental sites is carried out, the Company expects to spend a significant portion of its $29 million environmental reserve for costs associated with such remediation. The Company anticipates that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Adjustments are made to the reserve based on the Company’s continuing analysis of its share of costs likely to be incurred at each site. Inherent uncertainties exist in these estimates due to unknown conditions at the various sites, changing governmental regulations and legal standards regarding liability, and changing technologies for handling site investigation and remediation. No assurance can be given that the actual costs to investigate and remediate these sites will not exceed the accrued amounts in the environmental reserve. The sites are primarily associated with divested businesses. It is possible that the Company may also incur future costs relating to sites that are not currently known to the Company or as to which it is currently not possible to make an estimate. While it is always possible that an unusual event may occur with respect to a given site and have a material adverse effect on the results of operations in a particular period, in light of the environmental reserve, the Company does not believe that the cost relating to these sites, in the aggregate, are likely to have a material adverse effect on the Company’s financial condition.

      The Company’s ongoing operations are subject to extensive federal, state, local, and foreign laws, regulations, rules, and ordinances relating to safety, health, and environmental matters (“SH&E Requirements”). The Company has expended considerable sums to construct, maintain, operate, and improve facilities for safety, health and environmental protection and to comply with SH&E Requirements. In recognition of the importance of these matters to the Company, in February 1990, the Company’s Board of Directors established a Safety, Health, and Environmental Affairs Committee. The Committee, which is comprised of six non-employee directors and generally meets three times a year, is charged with reviewing the Company’s safety and environmental management programs and major hazard analyses, reviewing the Company’s environmental capital spending and consulting with the Company’s outside and internal advisors regarding management of the Company’s safety, health and environmental programs.

      The operation of any chemical manufacturing business as well as the sale and distribution of chemical products involve risks under SH&E Requirements, many of which provide for substantial monetary fines and criminal sanctions for violations. The production and/or processing of carbon black, fumed metal oxides, tantalum, niobium and other chemicals involves the handling, manufacture or use of certain substances or components that may be considered toxic or hazardous within the meaning of applicable SH&E Requirements, and certain operations have the potential to cause environmental or other damage as well as injury or death to employees or third parties. The Company could incur significant expenditures in connection with such operational risks. The Company believes that its ongoing operations comply with current SH&E Requirements in a manner that should not materially affect the earnings or cash flow of the Company in an adverse manner. There can be no assurance, however, that significant costs or liabilities will not be incurred with respect to SH&E Requirements and the Company’s operations. Moreover, the Company is not able to predict whether future changes or developments in SH&E Requirements will affect its earnings or cash flow in a materially adverse manner.

      In 1996, the International Agency for Research on Cancer (“IARC”) revised its evaluation of carbon black from Group 3 (insufficient evidence to make a determination regarding carcinogenicity) to Group 2B (known animal carcinogen, possible human carcinogen), based solely on results of studies of female rat responses to the inhalation of carbon black. The Company has communicated this change in IARC’s evaluation of carbon black to its customers and employees and has made changes to its material safety data sheets and elsewhere, as appropriate. The Company continues to believe that available evidence, taken as a whole, indicates that carbon black is not carcinogenic to humans, and does not present a health hazard when handled in accordance with good housekeeping and safe workplace practices as described in the Company’s material safety data sheets.

      In October 1999, the California Office of Environmental Health Hazard Assessment (“OEHHA”) published a Notice of Intent to add “carbon black (airborne particles of respirable size)” to its list of chemicals known to the state to cause cancer promulgated pursuant to the California Safe Drinking Water and Toxic Enforcement Act, commonly referred to as Proposition 65. OEHHA stated it was taking this action in light of IARC’s 1996 reclassification of carbon black. Proposition 65 requires businesses to give warnings to individuals before they knowingly or intentionally expose them to chemicals subject to its requirements, and it prohibits businesses from knowingly discharging or releasing the chemicals into water or onto land where they could contaminate drinking water. The Company is working with the International Carbon Black Association (“ICBA”) and various customers and carbon black user groups to respond to the proposal by OEHHA to add carbon black to the list of chemicals subject to Proposition 65.

      In April 2002, The Netherlands published the “Dutch Notes on BAT for the Carbon Black Industry” to support the identification of Best Available Techniques (“BAT”) for the European carbon black industry pursuant to European Union (“EU”) Directive 96/61/EEC. BAT Reference Documents, so-called BREF Notes, are being prepared by various EU member countries under supervision of the Integrated Pollution Prevention and Control Bureau (the “IPPC Bureau”). The Netherlands has taken initial responsibility for preparing a BREF Note for the carbon black manufacturing industry. The proposed BREF Note for the carbon black industry calls for an annual average sulfur content in carbon black feedstock of 0.5% to control sulfur dioxide emissions and, if adopted, could have serious financial effects on the carbon black industry, including the Company. ICBA has proposed a 1.5% annual average. The Dutch BREF Note proposal will be taken up for review in 2003 by the IPPC Bureau’s Technical Working Group. The Company is not able to estimate the magnitude of the possible financial impact of this regulatory development in the EU, should it be adopted.

      On May 15, 2002, the United States Environmental Protection Agency (“EPA”) signed the final rule amending the Generic Maximum Achievable Control Technology (“MACT”) standards to add National Emissions Standards for Hazardous Air Pollutants (“NESHAP”) for the carbon black production source category (“Carbon Black MACT”) as required under Title III of the Clean Air Act Amendments of 1990. This new rule was published in the Federal Register on July 12, 2002 and will become effective for carbon black plants located in the United States on July 12, 2005. EPA has identified hazardous air pollutants (“HAPs”) associated with the production of carbon black. The Carbon Black MACT requires 98% elimination of HAPs emissions from process vents on facility main unit filters. This is generally accomplished by combusting the tail gas vented from these filters. The Company estimates that it will be required to expend approximately $15 million in capital improvements by July 12, 2005 to comply with the Carbon Black MACT in connection with three of the Company’s carbon black facilities located in the United States.

Financial Information About Segments, Foreign and Domestic Operations and Export Sales

      Segment financial data are set forth in the Continuing Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7, and in Note S of the Notes to the Company’s Consolidated Financial Statements, which appear in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2002. The Company’s former LNG business and microelectronics materials business are being reported as discontinued operations in the Financial Information being filed as a part of this annual report on Form 10-K. A significant portion of the Company’s revenues and operating profits is derived from overseas operations. The profitability of the Company’s segments is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. (See the Geographic Information portion of Note S of the Notes to the Company’s Consolidated Financial Statements for further information relating to sales and long-lived assets by geographic area and Management’s Discussion and Analysis of Financial Condition and Results of Operation.) Currency fluctuations and nationalization and expropriation of assets are risks inherent in international operations. The Company has taken steps it deems prudent in its international operations to diversify and otherwise to protect against these risks, including the use of foreign currency financial instruments to reduce the risk associated with changes in the value of certain foreign currencies compared to the U.S. dollar. (See the Risk Management discussion contained in Quantitative and Qualitative Disclosures About Market Risk in Item 7A below, and Note R of the Notes to the Company’s Consolidated Financial Statements, which appears in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2002.)

Item 2.     Properties

      The Company owns or leases and operates office, production, storage, distribution, marketing and research and development facilities in the United States and in foreign countries.

      The Company’s corporate headquarters are in leased office space in Boston, Massachusetts. The Company also leases or owns other principal facilities that are used by its business segments, as set forth in the table below. In addition, the Company holds mining rights in Canada.

Chemical Businesses

     Carbon Black:

     Owned — Administrative Offices and/or Manufacturing Plants:

• Ville Platte, Louisiana
• Centerville, Louisiana
• Billerica, Massachusetts
• Pampa, Texas
• Waverly, West Virginia
• Campana, Argentina
• Altona, Australia
• Loncin, Belgium
• Pepinster, Belgium
• Maua, Brazil
• Sarnia, Canada	• Hong Kong, China * • Cali, Columbia • Cartagena, Columbia • Dukinfield, England • Stanlow, England • Berre, France • Port Jerome, France * • Hanau, Germany • Maharashtra, India *	• Cilegon, Indonesia * • Merak, Indonesia • Grigno, Italy • Ravenna, Italy • Zierbena, Spain * • Botlek, The Netherlands* • Leiden, The Netherlands*

     Leased — Administrative Offices and/or Manufacturing Plants:

• Alpharetta, Georgia • Leuven, Belgium • São Paulo, Brazil • Shanghai, China	• Stanlow, England • Suresnes, France • Mumbai, India	• Kuala Lumpur, Malaysia • Barcelona, Spain

     Owned — Research and Development Facilities:

• Billerica, Massachusetts • Pampa, Texas • Pepinster, Belgium	• Hong Kong, China * • Port Dickson, Malaysia

     Leased — Research and Development Facilities:

• Port Dickson, Malaysia

     Fumed Metal Oxides:

     Owned — Administrative Offices and/or Manufacturing Plants:

• Tuscola, Illinois • Billerica, Massachusetts • Midland, Michigan • Stanlow, England	• Hanau, Germany • Rheinfelden, Germany • Zierbena, Spain *

     Leased — Administrative Offices and/or Manufacturing Plants:

• Antwerp Belgium • São Paulo, Brazil	• Tokyo, Japan • Kuala Lumpur, Malaysia	• Barry, Wales

• Shanghai, China	• Barcelona, Spain

     Inkjet Colorants:

     Owned — Administrative Offices and/or Manufacturing Plants:

• Billerica, Massachusetts • Haverhill, Massachusetts	• Stanlow, England

     Leased — Administrative Offices and/or Manufacturing Plants:

• Woburn, Massachusetts	• Tokyo, Japan

     Aerogels:

     Owned — Manufacturing Plants and/or Research and Development Facilities:

• Hanau, Germany

     Leased — Administrative Offices and/or Manufacturing Plants:

• Frankfurt, Germany

Performance Materials

     Owned — Administrative Offices and/or Manufacturing Plants:

• Boyertown, Pennsylvania • Higashi-Nagahara, Japan	• Tokyo, Japan

     Leased — Administrative Offices and/or Manufacturing Plants:

• Boyertown, Pennsylvania

Specialty Fluids

     Owned — Administrative Offices and/or Manufacturing Plants:

• Manitoba, Canada *

     Leased — Administrative Offices and/or Manufacturing Plants:

• The Woodlands, Texas • Bergen, Norway	• Aberdeen, Scotland

* On leased land.

      The Company’s administrative offices are generally suitable and adequate for their intended purposes. Existing and currently planned manufacturing and other facilities of the Company are sufficient to meet the Company’s anticipated requirements for the foreseeable future.

Item 3.     Legal Proceedings

      The Company is a defendant in various lawsuits and environmental proceedings wherein substantial amounts are claimed. The following is a description of the significant proceedings pending as of September 30, 2002, unless otherwise specified.

Environmental Proceedings

      In November 1997, Cabot was sued in the District Court of Potter County, Texas by K N Energy, Inc. (“KNE”) and various related entities for environmental remediation costs at approximately 45 gas plants and compressor stations located in New Mexico, Oklahoma and Texas. In July 1998, an arbitration panel ordered Cabot to pay $3.38 million for past response costs incurred by KNE as well as up to 80% of future groundwater remediation costs at six of the sites as such costs are incurred by KNE. In April 2002, Cabot and Kinder Morgan, Inc. (KNE’s successor), settled all remaining issues with Cabot paying an additional $942,000 and taking remedial responsibility directly at three of the remaining disputed sites.

      Beginning in May 1986, the New Jersey Department of Environmental Protection (“NJDEP”) issued directives under New Jersey’s cleanup law to Cabot and a number of other potentially responsible parties (“PRPs”) to fund an investigation for the cleanup of a six-acre site known as the Evor Phillips Site in Old Bridge Township near Perth Amboy, New Jersey (“Site”). Cabot and other PRPs subsequently entered into various Administrative Consent Orders (“ACOs”) with NJDEP to fund and perform various investigations of the Site. Cabot and certain other PRPs also initiated litigation against the current site owner and other parties in the United States District Court for the District of New Jersey to obtain monetary contribution and deed restrictions on the Site. The District Court has approved the imposition of such deed restrictions. Two PRPs, Union Carbide Corp. and Oakite Products, filed separate contribution actions against Cabot and other PRPs. The PRPs have settled with Union Carbide. In addition, in April 2002, the PRPs entered into an ACO with the NJDEP to perform further investigation and the final remedy for the Site.

      In 1986, Cabot sold a manufacturing facility in Reading, Pennsylvania to NGK Metals, Inc. (“NGK”). In doing so, Cabot agreed to share with NGK the costs of certain environmental remediation of the Reading plant site. After the sale, the EPA issued an order to NGK requiring it to address soil and groundwater contamination at the site. Remediation activities at the Reading property are ongoing and the Company is contributing to the costs associated with certain of those activities pursuant to the cost-sharing agreement with NGK.

      Cabot is one of approximately 25 parties identified by EPA as PRPs under the Superfund law with respect to the cleanup of Fields Brook (the “Brook”), a tributary of the Ashtabula River in northeast Ohio. From 1963 to 1972, Cabot owned two manufacturing facilities located beside the Brook. Pursuant to an EPA administrative order, 13 companies, including Cabot, are performing the design and other preliminary work relating to remediation of sediment in the Brook and soil in the floodplain and wetlands areas adjacent to the Brook. In 1997, EPA and the companies reached agreement on the remedy for these areas. EPA made certain changes to that remedy in response to its finding low levels of previously undetected radioactive material in the Brook. In addition, EPA’s cost recovery claims have been settled, and the companies have negotiated consent decrees with EPA, the State of Ohio and the Natural Resource Trustees that settle the governments’ claims for past costs and natural resource damages and obligates the companies to implement the agreed remedy. Those consent decrees were entered by the United States District Court for the Northern District of Ohio on July 7, 1999. As of September 30, 2002 remediation efforts at the site are nearly complete.

      During the summer of 1998, Cabot joined a group of companies in forming the Ashtabula River Cooperative Group (“ARCG”), which collectively agreed on an allocation for funding private party shares of a public/private partnership (the Ashtabula River Partnership (the “ARP”)), established to conduct navigational dredging and environmental restoration of the Ashtabula River (the “River”) in Ashtabula, Ohio. The ARP expects to obtain additional funding from both the federal and state governments for the project under the Federal Water Resources Development Act (“WRDA”). In September 1999, the ARP issued a Comprehensive Management Plan which placed an initial estimate of $42 million on the project. An updated cost estimate for the project of approximately $48 million was recently released by the U.S. Army Corps of Engineers as part of the WRDA process. Under the statutory formula available for funding this project under WRDA, approximately 68% of the project’s cost is to be borne by the federal government, leaving 32% of the cost for non-federal participants. The State of Ohio has pledged a contribution of $7 million to the project. The ARCG expects to be asked to bear a substantial percentage of the remaining costs. In addition, the ARCG has received a notice of claim for natural resource damages related to the River and the amount of that claim remains to be negotiated with the Natural Resource Trustees.

      In September 2002, EPA Region III filed three administrative complaints against Cabot under various federal environmental statutes in connection with the Company’s Boyertown, Pennsylvania facility. The complaints relate to alleged violations of reporting obligations in connection with two accidental releases of hazardous substances at the Boyertown facility in February and March 2000, and alleged violations of hazardous waste training and storage requirements. EPA is seeking a total of approximately $170,000 in proposed penalties under those three administrative complaints. Cabot has filed answers to the complaints and has entered into settlement discussions with EPA in an effort to resolve the allegations raised in the complaints.

      In 1994, Detrex Chemical Industries, Inc. filed third-party complaints against eight companies, including Cabot, in connection with material allegedly sent to the Koski/ Reserve Environmental Services (“RES”) landfill in Ashtabula, Ohio. Cabot and other third-party defendants filed complaints against five additional companies that sent waste to the site. In May 1998, Cabot and certain other defendants agreed to settle their liability for this matter by agreeing to fund and conduct a portion of the remedy at the landfill site and to loan RES $1.2 million to fund cleanup activities of RES on other portions of the site. Cabot is one of five of the settling defendants that agreed to conduct the work; the others made one-time cash payments to resolve their liabilities at the site.

      Cabot is the holder of a Nuclear Regulatory Commission (“NRC”) license for certain slag waste material deposited on industrial property on Tulpehocken Street in Reading, Pennsylvania in the late 1960s by a predecessor of Cabot that had leased a portion of the site to process tin slags. The slag material contains low levels of uranium and thorium, thus subjecting it to NRC jurisdiction. A consultant for Cabot has prepared a site decommissioning plan for the slag material which concludes that the levels of radioactivity in the slag are low enough that the material can be safely left in place and still meet NRC requirements for license termination without restrictions. Cabot’s decommissioning plan proposing this in-place remedy was filed with the NRC in August 1998. The City of Reading and the Reading Redevelopment Authority (the “RRA”) filed requests for a hearing with the NRC concerning Cabot’s decommissioning plan, alleging various deficiencies with the plan. In October 2000, Cabot reached an agreement with the City of Reading and the RRA to settle their claims. In July 2002, the Pennsylvania Department of Environmental Protection (“DEP”) submitted comments to the NRC opposing Cabot’s proposed decommissioning plan. Cabot continues to work with the NRC to obtain approval of the decommissioning plan.

      In July 1991, EPA instituted litigation against a number of parties, not including Cabot, seeking to recover its costs incurred in connection with an investigation of the Berks Associates Superfund Site in Douglassville, Pennsylvania. Cabot was joined in this litigation as a third-party defendant. In April 1996, EPA proposed that ten companies, including Cabot, undertake the remaining remediation required at the site and indicated it would be willing to reconsider, to some extent, the remediation technology to be used. After further study, EPA agreed that the alternative remedy is feasible. The companies’ consultant estimates the cost to implement the alternative remedy at the site is approximately $13 million to $18 million. The companies, including Cabot, have entered into a Consent Decree concerning implementation of the alternative remedy and payment of certain EPA past costs. As of September 30, 2002, the companies are in the process of implementing the alternative remedy.

      In 1994, EPA issued a Unilateral Administrative Order to Cabot and 11 other respondents pursuant to the Superfund law with respect to the Revere Chemical Site (a/k/a Echo Site) in Nockamixon Township, Bucks County, Pennsylvania (the “Revere Chemical Site”). The order required the respondents to design and implement several remedial measures at the Revere Chemical Site. Cabot responded to EPA’s order by indicating that it should not have been named as a respondent and by raising several objections to the order. Certain other recipients of the order proceeded to conduct the work required by EPA, and Cabot understands that the remedial work has been completed. Cabot entered into a settlement agreement with the performing parties in October 2001 covering response costs at the site. In addition, Cabot has a final agreement with the U.S. Department of Justice (“DOJ”), and EPA relating to EPA’s claim that Cabot failed to comply with the EPA order. Pursuant to that agreement, Cabot will pay a $75,000 civil penalty to the United States once the agreement is approved in federal court.

      The EPA has completed an investigation of certain areas surrounding the Company’s Boyertown, Pennsylvania facility. The investigation was prompted by media reports of complaints by area farmers of health impacts and damage to livestock and crops allegedly associated with emissions from the Boyertown facility. In a report dated November 2000, EPA stated that increased concentrations of some elements in environmental media at locations near the Boyertown site did not pose a health threat to the broad community necessitating a cleanup action by the EPA. The EPA report concluded that EPA could find no relationship between industrial emissions and reported poor farm production and animal health concerns. In November 1999, Cabot received a letter from an attorney representing certain farmers in the area threatening litigation concerning contamination alleged to be caused by the Boyertown plant. In September of 2001, two of the farmers filed suit in Pennsylvania state court alleging damage to their herds. Cabot removed the case to federal court. Cabot has filed a motion for summary judgment, which is pending. The Company believes that it has strong defenses against plaintiffs’ claims.

      In May 2000, the Direction Regionale de L’Industrie, de la Réchérche et de L’Environment (“DRIRE”) and the Préfecture de la Seine-Maritime (the “Préfecture”) issued an order to United Chemical France S.A.

(“UCF”), a French subsidiary of Cabot, requiring UCF to undertake a simplified risk assessment (“SRA”) of a former waste dump operated by UCF from the mid-1960s to the early 1980s in the Town of Notre Dame de Gravenchon. The SRA was completed at the end of November 2000. It concluded that the site does not pose a major risk of groundwater contamination, and that no further investigation is necessary. The report has been submitted to the authorities in France but has not yet been formally approved by them. When Cabot purchased UCF in 1985, the seller indemnified Cabot for matters relating to events occurring prior to the sale, including environmental matters. Cabot has notified the seller that Cabot believes that the indemnification would cover costs related to the Final Order. The seller has cooperated with Cabot in the preparation of the SRA.

      In January 1999, DRIRE notified Cabot France S.A., a French subsidiary of Cabot, that the DRIRE was investigating groundwater pollution in the Montée des Pins area where Cabot France S.A.’s carbon black plant in Berre l’Etang, France is located. The DRIRE convened meetings of various industries in the area and asked them to work together on a study of area groundwater conditions. Ten companies, including Cabot France S.A., worked together to fund and undertake the initial study requested by the DRIRE. Based on the results of that study, a neighboring company, Shell Oil, appears to be responsible for the existing groundwater contamination, including groundwater contamination under Cabot’s Berre facility. Cabot and the other companies are expecting Shell Oil to assume responsibility for remediating the groundwater conditions in the area. To date, Shell Oil has only assumed partial responsibility for the groundwater contamination.

      Cabot, along with a number of other companies, is a PRP under the Superfund law with respect to the King of Prussia Technical Corp. site in Winslow Township, New Jersey. Work on site remediation was completed several years ago except for ongoing operation and maintenance of groundwater treatment facilities. Cabot and four other companies involved have agreed on the portions of the costs to be borne by each company. In a December 1998 letter to Cabot and the other four companies, EPA demanded approximately $4.1 million in past costs at the site. This dispute has been resolved through settlement negotiations between the group of companies and EPA for $1.7 million. In addition, in May 2001, the NJDEP informed Cabot, along with the other named parties, that NJDEP has incurred certain unreimbursed response costs at the site. The PRPs are continuing negotiations with the NJDEP concerning past costs. The NJDEP has indicated that they may seek natural resource damage costs in the future.

      On June 5, 1999, there was a break in the pipeline used to transport carbon black feedstock from a nearby port to a Ravenna, Italy carbon black facility owned by Cabot Italiana S.p.A., a wholly-owned subsidiary of Cabot. The break was in a portion of the pipeline adjacent to a neighboring industrial facility. As a result, a substantial amount of carbon black feedstock was released at the neighboring facility. An expert for the public prosecutor in Ravenna has completed an initial investigation of the facts of the spill. He has concluded that the pipeline was damaged from drilling activity conducted by a third party, and that Cabot is not responsible for causing the spill. In the interim, the Company undertook emergency remediation efforts immediately following the spill. Claims have been asserted against the Company by the owner of the facility where the spill occurred and by the owners of a sewer system into which some of the oil flowed. In addition, the Company has asserted a claim against the third parties that caused the spill. The municipal environmental authorities issued an order to the Company and the parties who damaged the pipeline ordering them to undertake further activities to address conditions caused by the spill. The Company and the other parties have challenged issuance of the order, and the administrative courts in Italy are hearing the matter. The parties, including the Company, have entered into an agreement to fund most of the activities required by the administrative order, and work under that agreement is proceeding. As of September 2002, the Company has spent approximately $6 million in connection with this spill. The Company has notified its insurers about the spill and has received reimbursement from them for a substantial portion of those costs. At this point, the Company does not know the likely course that legal proceedings will take, and does not have an estimate of additional costs, if any, that the Company will ultimately bear.

      The Louisiana Department of Environmental Quality (“LADEQ”) notified Cabot in a January 1995 letter of its potential liability with respect to the Great National Oil/ Ida Gas site in Ida, Louisiana (the “Ida Site”) and requested information regarding Cabot’s activities related to the Ida Site or involvement with the Hartsell Oil Company of Rodessa, Louisiana. Cabot responded in February 1995 by indicating that during the

1982 to 1984 time period, Cabot’s Arcadia, Louisiana facility sold used oil to Hartsell for reprocessing. Cabot’s Arcadia facility was sold to Haynes International, Inc. (“Haynes”) in December 1986. Cabot believes that it is entitled to indemnity from Haynes pursuant to the acquisition agreement by which Haynes acquired the facility. Haynes has denied Cabot’s request for indemnification but also requested additional information concerning this claim. In 1997, Cabot and eight other parties received a demand letter from LADEQ for oversight costs incurred in connection with the site from July 1989 to December 1996. Cabot paid its pro-rata share of those costs in April 1997, the amount of which was immaterial. In May 2000, Cabot learned that the LADEQ intends to require the parties it has previously notified, including the Company, to perform investigation and cleanup activities at the site. The potential costs of those activities are unknown at this time.

      In May 2002, Cabot was identified by the EPA as a PRP at the Sutton Brook Disposal Area Superfund Site in Tewksbury, Massachusetts (“Sutton Brook Site”). Approximately 42 PRPs have been identified to date. Cabot also responded to an EPA information request concerning its potential connection with the Sutton Brook Site. Cabot responded to the information request stating that if any of its materials were disposed of at the Sutton Brook Site, they would have been non-hazardous substances and that it should therefore be removed from the list of PRPs. Cabot is continuing to discuss these issues with EPA. Certain of the previously identified PRPs have funded a removal action and limited investigation of the Sutton Brook Site. As of September 30, 2002, it is not possible to determine what, if any, liability Cabot may have at the Sutton Brook Site.

      Cabot has received various requests for information and notifications that it may be a PRP at several other Superfund sites.

      As of September 30, 2002, approximately $29 million was reserved for environmental matters by the Company. This amount represents the Company’s current best estimate of costs likely to be incurred based on its analysis of the extent of cleanup required, alternative cleanup methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site.

Other Proceedings

      The Company has exposure to a safety respiratory products business that it acquired, through a subsidiary, in April 1990. It disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, after an initial period during which responsibility was shared, to indemnify the seller, American Optical Corporation (“American Optical”), for costs, including legal costs, settlements and judgments, in connection with a number of lawsuits and claims relating to the respirators (in exchange for which the subsidiary received the benefit of the seller’s insurance and other indemnities). These lawsuits and claims typically involve allegations that the plaintiffs suffer from asbestosis or silicosis as a result, in part, from respirators that were negligently designed or labeled. The defendants in these lawsuits are often numerous and include, in addition to respirator manufacturers, makers of asbestos and sand used in sand blasting.

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

      When the Company’s subsidiary disposed of the business in 1995 to Aearo Corporation (“Aearo”), it agreed with Aearo that for an annual fee of $400,000, the subsidiary would retain responsibility for, and indemnify Aearo against, claims asserted after July 11, 1995 to the extent they are attributable to the use of respirators sold before that date. Aearo can discontinue payment of the fee at any time, in which case it will assume the responsibility for and indemnify the Company with respect to these claims. Between the date of divestiture and fiscal 2001, the Company had never spent more than the $400,000 that it collects from Aearo each year.

      As of the beginning of calendar year 2002, there were approximately 28,000 claimants in pending cases asserting claims against American Optical in connection with respirators. As of September 30, 2002 there were approximately 43,000 claimants. Under the present allocation arrangements, as claims are settled, Cabot would expect to contribute toward settlement of a significant percentage, but not all, of these claims.

      During the third quarter of fiscal year 2002, the Company agreed to pay up to $2 million as its contribution toward a settlement involving up to 13,000 claimants in Mississippi. The Company, at the time, expected to pay this amount over a period of approximately eighteen months. Due to complications in the funding mechanism of the overall settlement of these Mississippi claims, a shortfall of $5.5 million in the initial amount to be paid to the plaintiff group resulted. In December 2002, the Company agreed to fund this shortfall in exchange for an undertaking from the representatives of the payor group (consisting of the various insurers and other parties) to exercise their best efforts to seek a global settlement with the payor group. While the Company’s ability to negotiate an acceptable global settlement and its specific terms are uncertain at this time, the global settlement discussed with the representatives of the payor group would provide that as long as the payor group continues to pay all costs and liabilities in connection with the respirator litigation, the Company’s liability under a global settlement would be limited to a specified amount.

      As a result of the Mississippi settlement and the rate of new claims which have been filed during the calendar year, the Company recorded a charge of $5 million during the third quarter bringing its total reserve for respirator matters to $6 million as of September 30, 2002. In estimating its liability, the Company made the following assumptions: (i) that future settlements would continue at the historical rate of $320 per claimant; (ii) while the actual number of claims for which Cabot contributes depends upon a number of factors, that Cabot will continue to be responsible for well over half of the total claims; and (iii) that a significant number of the outstanding claims are included in the Mississippi settlement. This amount represents Cabot’s best estimate of the liability it will incur in connection with the settlement of pending respirator claims. Cabot is unable to reasonably estimate a range of possible loss for pending respirator claims given the current status of litigation and uncertainty involving the outcome of the numerous cases.

      In addition, because this is a very unpredictable area, Cabot is also unable to estimate the number of future claims or the range of liability that may be incurred as a result of such claims on any reasonable basis. As a result, the Company has not recorded a reserve for future claims at this time. While the Company’s liability associated with these future claims could have a material effect on the results of operations in a particular quarter or fiscal year as these matters develop or as a result of the Company’s initiative to seek a global settlement, Cabot continues to believe that this issue will not have a material adverse effect on the Company’s consolidated financial position or liquidity.

      In April 2002, the Company commenced an action in Suffolk Superior Court in the Commonwealth of Massachusetts against Kemet Electronics Corporation (“Kemet”) with respect to a tantalum supply contract entered into by the parties in 2000. In December 2002, the parties resolved the dispute and all claims relating to the dispute that were the subject of litigation were resolved. In connection therewith, Kemet extended through 2006 the term of its contract. The extended contract calls for reduced prices and higher volumes and relates to both tantalum powder and tantalum wire products. In addition, the Company has the option to sell additional product to Kemet on certain conditions throughout the contract term.

      On July 29, 2002, AVX Corporation commenced an action against the Company in the United States District Court for the District of Massachusetts. The complaint involves a tantalum supply agreement between the Company and AVX, one of the Company’s tantalum customers, and alleges unfair and deceptive trade practices, breach of contract and other related matters. The plaintiff seeks declaratory relief and unspecified damages. A hearing on the Company’s motion to dismiss the action is scheduled for February 2003. Cabot believes that AVX’s complaint is not meritorious and that Cabot has valid defenses, which it intends to assert vigorously. AVX has continued to purchase product in accordance with the terms of its contract during the dispute.

      In November 2002, United States and European antitrust authorities initiated a joint investigation into possible price-fixing within the carbon black industry. As part of this investigation, European antitrust authorities have reviewed documents at the Company’s offices in Suresnes, France, and United States authorities have contacted Cabot’s Boston, Massachusetts headquarters. Neither the Company nor any of its employees has been charged with any wrongdoing. Because these types of proceedings are typically lengthy, there may be no resolution of this matter for more than a year.

      Several additional lawsuits were filed in 2002 in connection with Cabot’s discontinued beryllium operations. Cabot entered the beryllium industry through an acquisition in 1978. It ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of Cabot’s former beryllium business was sold to NGK Metals, Inc. in 1986. Several individuals who have resided for many years in the immediate vicinity of Cabot’s former beryllium facility located in Reading, Pennsylvania have brought suits against Cabot and NGK for personal injury allegedly caused by beryllium particle emissions produced at that facility over the course of many decades. Two of these cases were settled in 2002. Currently there are eight personal injury cases pending, four of which are on appeal in the Third Circuit Court of Appeals and four of which are in discovery (two in the United States District Court for the Eastern District of Pennsylvania (with trials scheduled in early 2003) and two in the Court of Common Pleas of Philadelphia County.) There are also beryllium product liability cases pending against Cabot. During the course of fiscal year 2002, the Company was granted summary judgment in one such case, nine cases were voluntarily dismissed by the plaintiffs, and the Company settled seven cases. There are currently six beryllium product liability cases pending in state courts in California and federal court in New York. Settlement was reached in two of these six cases in December 2002. In addition, in 2000, four purported class action suits were filed against Cabot, one of which was voluntarily dismissed by the plaintiffs in 2001 and two of which were voluntarily dismissed by the plaintiffs in 2002. In the one remaining action, individuals who reside within a 6-mile zone surrounding the Reading facility have filed a purported class action in Pennsylvania state court seeking the creation of a trust fund to pay for the medical monitoring of the surrounding resident population. Hearings in this case for class certification are underway. The Company believes it has valid defenses to each of these actions and will assert them vigorously in the various venues in which claims have been asserted. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of these matters. Moreover, recent federal legislation creating a federally funded compensation scheme for beryllium workers injured or otherwise requiring medical screening or testing may well affect certain of these pending beryllium cases.

      The Company was a defendant in two patent infringement cases, both called Rodel v. Cabot, and both in the federal court in Delaware. In connection with the Company’s spin-off of Cabot Microelectronics Corporation (“CMC”) in 2000, CMC assumed all of the Company’s liabilities in connection with both of these cases. In February 2002, CMC and Cabot settled both of these actions and they were dismissed.

      The Company has various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business, including a number of claims asserting premises liability for asbestos exposure. In the opinion of the Company, although final disposition of all of its suits and claims may impact the Company’s financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on the Company’s financial position. (See Note Q of the Notes to the Company’s Consolidated Financial Statements, which appears in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2002.)

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Executive Officers of the Registrant

      Set forth below for each person who was an executive officer of Cabot at the end of the 2002 fiscal year, is information, as of November 30, 2002, regarding his age, position(s) with Cabot, the periods during which he served as an officer and his business experience during at least the past five years:

Name	Age	Offices Held/ Business Experience	Dates Held

William J. Brady	41	Cabot Corporation
		Vice President	March 1997 to present
		General Manager, Fumed Metal Oxides	January 2000 to present
		General Manager, Special Blacks	July 1996 to January 2000
Kennett F. Burnes	59	Cabot Corporation
		Chairman of the Board	May 2001 to present
		President	February 1995 to present
		Chief Executive Officer	March 2001 to present
		Chief Operating Officer	March 1996 to March 2001
		Executive Vice President	October 1988 to February 1995
Eduardo E. Cordeiro	35	Cabot Corporation
		Corporate Controller	March 2002 to present
		Director, Finance and Investor Relations	January 2000 to March 2002
		Manager, Corporate Planning and Development	July 1998 to January 2000
The Boston Consulting Group
		Consultant	October 1994 to July 1998
Ho-il Kim	44	Cabot Corporation
		Vice President and General Counsel	July 2000 to present
		Counsel	August 1992 to July 2000
William P. Noglows	44	Cabot Corporation
		General Manager, Carbon Black	January 2000 to present
		Executive Vice President	March 1998 to present
		Vice President	February 1994 to March 1998
		Director of Global Manufacturing	November 1997 to present
		General Manager, Cab-O-Sil Division	November 1992 to November 1997
Thomas H. Odle	44	Cabot Corporation
		Vice President	March 1997 to present
		General Manager, Cabot Performance Materials	October 1996 to present
John A. Shaw	54	Cabot Corporation
		Executive Vice President and Chief Financial Officer	January 2002 to present
Dominion Resources
Senior Vice President Financial Management,
		Dominion Energy	June 1999 to December 2001
Senior Vice President and Chief Financial Officer,
		Virginia Power	March 1998 to June 1999
ARCO Chemical Company
		Vice President, Financial Services	1997 to 1998
		Vice President and Controller	1995 to 1996
Roland R. Silverio	55	Cabot Corporation
		Vice President of Organizational Design	November 2001 to present
Director of Human Resources/ Vice President of
		Organizational Effectiveness	May 1998 to November 2001
		Director of Organizational Development	January 1998 to May 1998 October 1992 to October 1995
		Manager of Training and Development	July 1990 to October 1992
The Franklin Group
		Managing Partner	October 1995 to January 1998
Robby D. Sisco	46	Cabot Corporation
		Vice President of Human Resources	November 2001 to present
Director of Organizational Effectiveness, Cabot
		Performance Materials	September 1999 to November 2001
DuPont Company
		Human Resources Manager	May 1997 to August 1999
		Leveraged Operations Manager	November 1995 to April 1997

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Cabot’s Common Stock is listed for trading (symbol CBT) on the New York, Boston, and Pacific stock exchanges and the Chicago Board Options Exchange. As of September 30, 2002, there were approximately 1,600 holders of record of Cabot’s Common Stock. The price range in which the stock has traded, as reported on the composite tape, and the quarterly cash dividends for the past two years are shown below.

Stock Price and Dividend Data

	December	March	June	September	Year

Fiscal 2002
Cash dividends per share	$0.13	$0.13	$0.13	$0.13	$0.52
Price range of common stock:
High	$42.24	$37.22	$36.75	$28.74	$42.24
Low	$31.00	$30.60	$22.95	$20.50	$20.50
Close	$35.70	$36.85	$28.65	$21.00	$21.00

	December	March	June	September	Year

Fiscal 2001
Cash dividends per share	$0.11	$0.11	$0.13	$0.13	$0.48
Price range of common stock:
High	$26.75	$39.40	$38.74	$41.35	$41.35
Low	$18.56	$25.13	$31.40	$34.87	$18.56
Close	$26.38	$31.50	$36.02	$39.90	$39.90

Item 6.	Selected Financial Data

Cabot Corporation Selected Financial Data

	Years Ended September 30,

	2002	2001	2000	1999	1998

	(Dollars in millions, except per share amounts)
Financial Highlights
Net sales and other operating revenues	$1,557	$1,670	$1,574	$1,405	$1,443

Income from continuing operations	$105	$121	$108	$82	$116

Long-term debt	$495	$419	$329	$419	$316
Minority interest	35	27	31	32	25
Stockholders’ equity	977	950	1,047	706	706

Total capitalization	$1,507	$1,396	$1,407	$1,157	$1,047

Total assets	$2,067	$1,919	$2,134	$1,842	$1,805

	Years Ended September 30,

	2002	2001	2000	1999	1998

	(Dollars in millions, except per share amounts)
Income from continuing operations per common share:
Basic	$1.74	$1.89	$1.65	$1.24	$1.72
Diluted	$1.48	$1.62	$1.46	$1.11	$1.53
Cash dividends (declared and paid)	$0.52	$0.48	$0.44	$0.44	$0.42

Weighted average common shares outstanding in millions (diluted)	71	74	73	73	75

      Information regarding the sale of Cabot’s LNG business and the spin-off of Cabot Microelectronics Corporation common stock can be found in Note D of the Notes to the Company’s Consolidated Financial Statements, which appears in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

I.	Critical Accounting Policies

      The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results of operations and that require management to make estimates about matters that are highly uncertain. On an on-going basis, the Company evaluates its policies and estimates. The Company bases its estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition and Accounts Receivable

      The Company primarily derives its revenue from the sale of chemical products, performance materials and specialty fluids products. Other operating revenues include tolling, services and royalties received for licensed technology. The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), which establishes the criteria that must be satisfied before revenue is realized or realizable and earned. Revenue from product sales is recognized when the product is shipped and title and risk of loss have passed to the customer. The Company generally is able to ensure that products meet customer specification prior to shipment. The Company prepares its estimates for sales returns and allowances, discounts, and rebates quarterly based primarily on historical experience updated for changes in facts and circumstances, as appropriate. If actual future results vary, the Company may need to adjust its estimates, which could have an impact on earnings in the period of adjustment.

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required, which could affect future earnings. As of September 30, 2002, the allowance for doubtful accounts was $4 million.

Inventory Valuation

      The cost of most raw materials, work in process, and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Inventory valued under the LIFO method comprised 29% of total inventory at September 30, 2002. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories the value of those inventories would have been $85 million higher as of September 30, 2002. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.

      In cases where the market value of inventories is below cost, the inventory is stated at market value. The Company writes down its inventories for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Such write-downs have not historically been significant. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Valuation of Long-Lived Assets

      The Company’s long-lived assets include property, plant, equipment, long-term investments, goodwill and other intangible assets. The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the fair value of the asset is less than the carrying value of the asset. The fair value of long-lived assets, other than goodwill, is based on undiscounted estimated cash flows at the lowest level determinable. The Company’s estimates reflect management’s assumptions about selling prices, production and sales volume, costs, and market conditions over an estimate of the remaining operating period. If an impairment is indicated, the asset is written down to the estimated fair value.

      Cabot may decide to abandon a fixed asset project, plant expansion or other long-lived asset initiative in which case an impairment loss is recognized if the carrying value of the asset exceeds its salvage value. An impairment charge is recorded in the period in which Cabot commits to a plan to abandon the asset.

      The Company performs an annual impairment test for goodwill in accordance with Statement of Financial Accounting Standard (FAS) No. 142. The fair value of the assets including goodwill balances is based on discounted estimated cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates, capital expenditures, discount rates, and market conditions over an estimate of the remaining operating period. If an impairment exists, a loss to write down the value of goodwill is recorded. Cabot performed the fiscal 2002 impairment test and determined that no impairment loss should be recognized.

Environmental Costs

      The Company accrues environmental costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. When a single liability amount cannot be reasonably estimated, but a range can be reasonably estimated, the Company accrues the amount that reflects its best estimate within that range or the low end of the range if no estimate within the range is better. The amount accrued reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. The availability of new information, changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in applicable government laws and regulations could result in higher or lower costs. The Company does not reduce its estimated liability for possible recoveries from insurance carriers. Proceeds from insurance carriers are recorded when realized by the receipt of cash or a contractual agreement. As of September 30, 2002, the Company had $29 million reserved for environmental matters.

Pensions and Other Postretirement Benefits

      The Company maintains both defined benefit and defined contribution plans for its employees. In addition, the Company provides certain health care and life insurance benefits for retired employees. The costs and obligations related to these benefits reflect the Company’s assumptions related to general economic conditions, including interest rates, expected return on plan assets, and the rate of compensation increases for employees. Projected health care benefits reflect the Company’s assumptions about health care cost trends. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease. Actual results that differ from the assumptions are generally accumulated and amortized over future periods and therefore affect the recognized expense and recorded obligation in such future periods. At September 30, 2002, Cabot has recorded $7 million for its pension obligation and $87 million for its postretirement benefit obligations.

Litigation and Contingencies

      The Company accrues a liability for litigation when it is probable that a liability will be incurred and the amount can be reasonably estimated. The estimated reserves are recorded based on the Company’s best estimate of the liability associated with such matters or the low end of the estimated range of liability if the Company is unable to identify a better estimate within that range. Litigation is highly uncertain and there is always the possibility of an unusual result in any particular case that may have an adverse effect on the results of operations.

II.	Results of Operation

      Cabot Corporation and its subsidiaries (the “Company” or “Cabot”) are organized into three reportable segments: Chemical Businesses, Cabot Performance Materials (“CPM”), and Cabot Specialty Fluids (“CSF”). The Chemical Businesses are primarily comprised of carbon black, fumed metal oxides, inkjet colorants, and aerogels. Due to the disposition of the Liquefied Natural Gas (“LNG”) business and the spin-off of Cabot Microelectronics, earnings related to those segments are reported as “discontinued”.

      The following discussion of results includes diluted earnings per share, segment sales, and segment operating profit before taxes (“PBT”). Segment PBT is used by Cabot to measure the Company’s consolidated operating results and assess segment performance. The following discussion has been prepared on a basis consistent with segment reporting as outlined in Note S of the consolidated financial statements. (Refer to Note S of the consolidated financial statements for a definition of segment PBT and additional segment information.)

      The following analysis of financial condition and operating results should be read in conjunction with Cabot’s consolidated financial statements and accompanying notes. Unless a calendar year is specified, all references to years in this discussion are to Cabot’s fiscal years ended September 30.

      Net sales and operating profit before taxes by segment are shown in Note S of the consolidated financial statements.

Overview

      Cabot reported earnings per share of $1.50, $1.66, and $6.20 in 2002, 2001, and 2000, respectively. In 2000, earnings included the net gain of $4.25 per share from the sale of the LNG business. Earnings from continuing operations totaled $1.48 in 2002 versus $1.62 and $1.46 in 2001 and 2000, respectively. For 2002, the $1.48 amount included a net $17 million charge for special items. For 2001, the $1.62 amount included a net $21 million charge for special items. For 2000, $1.46 in earnings from continuing operations included a net $10 million charge for special items. Special items are detailed in the Company Summary section below.

      Weak economic conditions persisted through much of 2002, resulting in flat volumes, lower pricing, and compressed margins in the Chemical Businesses compared to 2001. The Chemical Businesses did however receive some benefit from decreased feedstock costs and approximately $7 million of positive currency translations to US dollars. In total, however, pricing declines exceeded raw material cost reductions by almost $20 million. As a result of contract disagreements with certain tantalum customers, CPM experienced 39% lower volumes in 2002. CPM was also negatively impacted by reduced volumes and profits at Cabot Supermetals (“CSM”), which became a wholly owned subsidiary of Cabot in February, 2002. These negative impacts were offset by improved contract related pricing and reduced tantalum ore costs. CSF continued to gain market acceptance and experienced slightly higher volumes and an approximately 30% increase in pricing.

      In 2001, weakened economic conditions compared to those in 2000 resulted in lower demand in the Chemical Businesses. In addition, higher feedstock costs, higher administrative costs, and negative currency translations adversely impacted results in the Chemical Businesses. CPM experienced increased pricing and greater volumes due to new customer contracts entered into in the first quarter of fiscal 2001. CSF continued to gain market acceptance and experienced significantly higher volumes and improved pricing.

      In 2000, Cabot completed several initiatives focused on improving shareholder value. These initiatives included the realization of approximately $50 million in cost reductions, the initial public offering (“IPO”) and subsequent spin-off of Cabot Microelectronics and the sale of the LNG business for $688 million.

      Cabot’s sales for 2002, 2001 and 2000 were $1,557 million, $1,670 million and $1,574 million, respectively. In 2002, decreased pricing for the carbon black business and decreased volumes for CPM contributed to a $113 million decline in sales. In 2001, improved pricing and increased volumes in CPM offset lower volumes and negative currency exchange effects in the Chemical Businesses resulting in a $96 million improvement in sales over 2000.

Percentage of Total Sales

Segment Sales

	2002	2001	2000

Chemical Businesses	79%	79%	85%
Performance Materials	19%	20%	14%
Specialty Fluids	2%	1%	1%

Sales by Geographic Region

	2002	2001	2000

North America	48%	47%	43%
Europe	29%	29%	32%
South America	7%	9%	10%
Asia Pacific	16%	15%	15%

Continuing Operations

Chemical Businesses: carbon black, fumed metal oxides, inkjet colorants, and aerogels

	Segment Sales	Segment PBT

	(Dollars in millions)
2002	$1,252	$101
2001	1,335	121
2000	1,360	180

      Sales for the Chemical Businesses were $1,252 million in 2002, compared with $1,335 million in 2001 and $1,360 million in 2000. In 2002, sales decreased 6%, primarily as a result of reduced pricing on flat year over year volumes. PBT decreased 17%, from $121 million in 2001 to $101 million in 2002, primarily as a result of reduced pricing of almost $70 million which was partly offset by $50 million of lower raw material costs. In addition, higher operating costs were offset by favorable foreign exchange impacts. In 2001, sales decreased 2%, primarily as a result of lower volumes. PBT decreased 33%, from $180 million in 2000 to $121 million in 2001, largely as the result of lower volumes ($41 million), a strong US dollar ($35 million) and higher administrative and business development costs ($31 million) offset partly by approximately $48 million of higher margins.

      Carbon black sales, which comprise the majority of the sales in the Chemical Businesses segment, were down 13% from 2001 due to decreased pricing. Globally, carbon black sales volumes were flat year over year. Volumes increased slightly in North and South America but declined 5% in Europe due to weak economic conditions and pressure from imports. Strengthened demand in Asia Pacific, particularly in China, resulted in an 8% improvement in volumes for the region. Carbon black PBT decreased by 26% compared to 2001 due primarily to price decreases of approximately 8%, which in dollar terms were in excess of raw material cost declines of approximately 12%, and to a lesser degree, increases in operating expenses. These were partly offset by favorable foreign exchange impacts.

      In 2002, the fumed metal oxides business experienced a steady recovery in all of its markets (traditional silicone rubber, composites, adhesives, and electronics) with overall sales and volumes up 2% and 3%, respectively. Improved pricing and lower feedstock and administrative costs, partially offset by unfavorable product mix, contributed to a 103% improvement in the profitability of the fumed metal oxides business.

      The inkjet colorants business continues to gain market acceptance, with both sales and volumes growing in 2002 (27% and 32%, respectively) due to higher market penetration. Sales increased to both OEM and after-market customers, and incorporated both black and color pigments.

      In the fourth quarter of fiscal 2002, Cabot’s aerogels business entered the start-up phase of its newly constructed semi-works facility in Frankfurt, Germany. The first commercial product shipments occurred in the first quarter of fiscal 2003.

Outlook for 2003

      The Chemical Businesses have shown signs of recovery with improved year over year volumes in the second half of fiscal 2002, with volumes 7% higher than the comparable period of 2001. The Chemical Businesses experienced improved demand in the fourth fiscal quarter though it is typically a soft quarter due to vacations and plant shutdowns. Despite these positive indications, given the uncertainty in the automotive, electronic, and construction end use markets, the Company remains cautious concerning the short-term outlook for the Chemical Businesses. High oil prices, volatility in the financial markets, and the political situation in the Middle East and South America further add to that uncertainty. Carbon black has experienced erosion in margins over the past several years as the economic climate has softened. It is unclear whether this trend will reverse as the economy recovers. In addition, by July 12, 2005 the Chemical Businesses will incur additional expenses of approximately $15 million for capital improvements of the Company’s carbon black facilities located in the United States that will be required in order to reduce emissions of hazardous air pollutants as required by the USEPA’s final rule amending the Generic Maximum Achievable Control Technology standards. In an effort to mitigate the impact of these issues, the Chemical Businesses will continue to search for operating efficiencies and will focus on cost savings initiatives.

Performance Materials

	Segment Sales	Segment PBT

	(Dollars in millions)
2002	$301	$79
2001	329	78
2000	215	38

      CPM sales were $301 million in 2002, compared with $329 million in 2001 and $215 million in 2000. Results of operations for the CPM business were adversely impacted in fiscal 2002 by disputes relating to tantalum supply contracts the Company entered into in 2001 with two customers. As a result of these disputes, one customer failed to purchase any tantalum in accordance with the terms of its contracts with the Company until late in the third quarter of fiscal 2002, and one customer did not purchase any tantalum in accordance with the terms of its contract during the second, third and fourth fiscal quarters. Each of these disputes has been resolved and claims relating to the disputes that were the subject of litigation have been settled. In connection with the resolution of the dispute between the Company and Vishay Intertechnology Inc.

(“Vishay”), Vishay extended by one year the term of one of its contracts with the Company and agreed to purchase tantalum products at regular intervals throughout the terms of both of its contracts beginning late in the third quarter of fiscal 2002, in exchange for volume and price concessions. In connection with the resolution of the dispute between the Company and Kemet Electronics Corporation (“Kemet”), Kemet extended through 2006 the term of its contract. The extended contract calls for reduced prices and higher volumes and relates to both tantalum powder and tantalum wire products. In addition, the Company has the option to sell additional product to Kemet on certain conditions throughout the contract term. A third customer, AVX Corporation (“AVX”), has commenced legal action against the Company in connection with its tantalum supply agreement with the Company. AVX, however, has continued to purchase product in accordance with the terms of its contract. As a result of these tantalum supply contract disagreements, volumes declined 39% in fiscal 2002 compared to fiscal 2001. CPM was also negatively impacted by reduced volumes and profits at CSM, which became a wholly-owned subsidiary of Cabot in February, 2002. However, lower average ore costs and higher contract prices offset the impact of the volume declines in both CPM and CSM, resulting in a $1 million increase in PBT. The 105% increase in PBT in 2001 versus 2000 was the result of a 14% volume increase in fiscal 2001 and higher average selling prices, somewhat offset by higher ore costs.

Outlook for 2003

      The short-term outlook for CPM remains uncertain due to the depressed state of the electronics industry. Tantalum supply contracts together with the purchase in 2002 of the remaining 50% stake in Cabot Supermetals position Cabot to benefit from a long-term turnaround in the electronics sector.

Specialty Fluids

	Segment Sales	Segment PBT

	(Dollars in millions)
2002	$28	$2
2001	27	0
2000	20	(3)

      Specialty Fluids sales in 2002 were $28 million versus $27 million in 2001 and $20 million in 2000. Slightly higher sales results were primarily driven by improved pricing in cesium formate, which increased by approximately 30% during the year, offset by reduced pricing levels for tantalum and lower volumes in spodumene. Cesium formate volumes remained steady with a 2% increase in 2002. Increased net revenue per barrel resulted in $2 million in PBT for fiscal 2002, making it the first profitable year for CSF. Since CSF’s formation, cesium formate has been successfully used in 53 oil and gas well completions and seven drill-in applications. The $7 million increase in sales in 2001 versus 2000 was the result of increased volumes.

Outlook for 2003

      The political situation in the Middle East, proposed new taxes on oil and gas profits in the UK North Sea, and the pace of recovery in world economies have resulted in a cautious near-term outlook for CSF. The Company continues to be encouraged by the fluid’s performance in drill-in and completion applications.

Discontinued Operations

      In 2002, Cabot received additional income of $1 million, net of tax, or $0.02 per diluted common share from insurance recoveries related to its disposed LNG business and other discontinued businesses. In 2001, Cabot received additional proceeds of $3 million, or $0.04 per diluted common share, net of tax, from the sale of its LNG business. Cabot sold its LNG business and spun-off its Cabot Microelectronics business in 2000. Cabot reported earnings from discontinued operations of $0.49 per diluted common share and income from operations of discontinued businesses, net of tax, of $36 million. In 2000, Cabot also reported a gain on the sale of its LNG business of $309 million, net of tax, or $4.25 per diluted common share.

Company Summary

Income from Continuing Operations

      Income before income taxes was $134 million in 2002, an 11% decline from $150 million in 2001. In 2000, income before income taxes was $157 million. Income in 2002 was negatively impacted by lower volumes in CPM and lower margins in the Chemical Businesses. In 2002, special items consisted of an $8 million asset impairment charge to discontinue an energy project in the Chemical Businesses, a $3 million increase in environmental reserves due to updated cost estimates, $2 million of additional currency translation charges related to a closed plant and a $5 million charge to increase the reserve for claims related to a disposed safety respirator business. In addition, special items for fiscal year 2002 included a $5 million asset impairment charge for the cancellation of expansion projects in CPM, a $1 million charge for non-capitalizable foreign currency transaction costs and $1 million in severance costs, all associated with the acquisition of CSM. In 2002, special items also included an $8 million benefit from insurance recoveries. Special items for fiscal 2001 included a $21 million charge related to the retirement of the Chief Executive Officer and the resignation of the Chief Financial Officer, $13 million of which related to the acceleration of vesting of shares issued under Cabot’s Long Term Incentive Compensation Plan and $8 million of which was for cash payments. In addition to the $21 million charge in 2001, special items included a $2 million charge related to the discontinuance of a toll manufacturing agreement as well as benefits of a $1 million insurance recovery and a $1 million recovery of costs related to a closed plant. In 2000, special items consisted of a $10 million insurance recovery benefit, a $2 million charge to increase the environmental reserve, and an $18 million charge to close two plants. Included in the $18 million charge were accruals of $2 million for severance and termination benefits for approximately 38 employees of the Chemical and Performance Materials Businesses, $7 million for facility closing costs, and a $9 million charge for the impairment of long-lived plant assets. One of the plant closures was completed during fiscal 2001 and the second plant closure was completed during the second quarter of fiscal 2002. As of September 30, 2002, all severance and termination benefits had been paid and $2 million remained accrued for the required monitoring costs at the second site. All special items are included in the consolidated statements of income.

      In addition to special items, the Company incurred non-recurring adjustments to its operating results in fiscal 2002. During the fourth quarter, the Company concluded an extensive review of its pension and postretirement benefit plans, resulting in a charge of $8 million related primarily to pension and postretirement benefits which should have been recorded in prior periods. Also during the fourth quarter, the Company had an effective tax rate of (3%) which reduced the overall effective tax rate for the full fiscal year to 22%, down from 28% in fiscal 2001. The reduction in the tax rate was primarily due to: (1) an increased benefit associated with the favorable settlement of a customer dispute that resulted in additional export sales; (2) lower earnings; and (3) the fact that actual tax return liabilities were lower than expected. The reduction in the Company’s overall effective tax rate resulted in a tax benefit of approximately $6 million in the fourth quarter. Despite these adjustments which impacted the operating results for the fiscal year, the Company believes that the earnings per diluted common share from continuing operations before special items reasonably reflect the operating performance of the businesses during fiscal 2002.

      Gross profit declined by $4 million in 2002 due to a 10% decrease in margins in the Chemical Businesses and 39% lower volume in CPM. These declines were partially offset by improved pricing and lower raw material costs in CPM and, to a lesser degree, positive foreign exchange translations in the Chemical Businesses. In 2001, gross margin improved $23 million from 2000 due to price increases in excess of raw material cost increases in all businesses, totaling approximately $65 million, as well as higher volumes in CPM of approximately $32 million, partly offset by unfavorable foreign exchange impacts of approximately $30 million related to the weak Euro.

      Operating expenses include research and technical service, and selling and administrative expenses. The allocation of research and technical service spending remained relatively constant among the businesses, with overall spending of approximately $48 million in both 2002 and 2001. In 2001, increased spending in CPM as well as inkjet colorants and other developing businesses resulted in a $5 million increase, from $43 million in 2000 to $48 million in 2001, in research and technical service spending. Selling and administrative expenses for 2002, 2001, and 2000 were $219 million, $208 million, and $173 million, respectively. The $11 million increase in 2002 is primarily due to the consolidation of Cabot Supermetals selling and administration costs since the acquisition. In 2001, selling and administrative expenses increased $35 million, primarily due to administrative costs relating to our Enterprise-wide Resource Planning (ERP) initiative and stock based compensation. The ERP system has been successfully designed and implemented in many of our businesses and locations over the last two years, with most of the remaining implementations scheduled for completion in 2003. The Company is now in the process of formulating detailed plans to capture operational efficiencies made possible by the ERP system.

      Interest expense from continuing operations was $4 million lower in 2002 compared to 2001 and $1 million lower in 2001 compared to 2000 due to the benefit of lower interest rates on the Company’s variable rate debt and the retirement of high coupon debt. Interest expense was $28 million, $32 million, and $33 million in 2002, 2001, and 2000, respectively.

      In 2002, Cabot’s share of earnings from equity affiliates decreased to $5 million from $20 million in 2001 as a result of the depressed state of the electronics industry impacting the CSM joint venture and the purchase of the remaining 50% interest in CSM on February 8, 2002. Cabot’s share of earnings from equity affiliates was $13 million in fiscal year 2000.

Net Income

      Net income was $106 million ($1.50 per diluted common share) in 2002 compared to $124 million ($1.66 per diluted common share) in 2001 and $453 million ($6.20 per diluted common share) in 2000.

      The Company has chosen to separately disclose special items because it feels that they are non-recurring in nature and that the results excluding special items are an appropriate measurement of the Company’s ongoing operating earnings. The following table summarizes the impact of special items:

	2002	2001	2000

	(Dollars in millions)
Special Items (before income taxes)
Insurance recoveries	$8	$1	$10
Asset impairment charges	(13)	(2)	(9)
Severance charges and other cost reduction initiatives	(1)	—	(9)
Litigation reserve and environmental charges	(8)	—	(2)
Retirement of Chief Executive Officer and
Resignation of Chief Financial Officer	—	(21)	—
Non-operating special items	(3)	1	—

Special Items	$(17)	$(21)	$(10)

      Excluding special items and the results of discontinued operations, net income from continuing operations would have been $118 million in 2002, $136 million in 2001 and $114 million in 2000.

III.     Cash Flow and Liquidity

      Cash generated in 2002 from operating activities was $192 million, compared with $29 million in 2001 and $267 million in 2000. The increase in operating cash in 2002 is largely attributable to a $178 million tax payment made in fiscal 2001 which was related to the sale of the LNG business in fiscal 2000. The increase in operating cash was somewhat offset by an increase in working capital related to inventory build at CPM as the result of the failure of two customers in the business to buy regularly under their contracts. The change in 2001 versus 2000 was also primarily related to the large tax payment in 2001.

      Capital spending from continuing operations on property, plant and equipment, and investments and acquisitions for 2002, 2001 and 2000 was $254 million, $133 million and $108 million, respectively. The 2000 amount excluded capital spending from discontinued operations of $45 million. The increase in spending in 2002 was largely attributed to the acquisition of the remaining 50% of CSM and to the construction of a semi-works facility for the aerogels business. A significant portion of the acquired CSM assets was $82 million of inventory. The major components of the 2001 and 2000 capital programs included new business expansion, normal plant operating capital projects, and capacity expansion in Cabot’s tantalum, fumed metal oxides and inkjet businesses. Capital expenditures for 2003 are expected to be approximately $150 million and include replacement projects, plant expansions, and the completion of projects started in fiscal 2002.

      Cash used in 2002 for financing activities was $164 million, compared with $179 million in 2001 and $187 million in 2000. In 2002, cash was used primarily to repurchase approximately 2.6 million shares of Cabot’s common stock. In addition, cash was used to pay dividends to shareholders and to paydown long-term debt. In 2001, the Company used cash for the repurchase of its common stock, which was partially offset by net proceeds from long-term debt. In 2000, the Company used cash for the repayment of debt and repurchase of common stock, partially offset by dividends received from Cabot Microelectronics as a result of its IPO.

      As a result of lower cash balances and the assumption of debt, both related to the CSM acquisition, Cabot’s ratio of total debt (including short-term debt, net of cash) to capital increased from 9% at September 30, 2001 to 28% at September 30, 2002.

      In January 2002, the Securities and Exchange Commission released a “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“FR-61”). The release details the requirements for the Management’s Discussion and Analysis section of the year-end and interim financial reports as they relate to liquidity, certain trading activities involving non-exchange traded contracts accounted for at fair value, and related party transactions. The Company is not involved in any transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. The Company is not involved in any trading activities involving commodity contracts that are accounted for at fair value.

      The following table sets forth Cabot’s long-term contractual obligations.

	Payments due by fiscal year

	Total	2003	2004	2005	2006	2007	Thereafter

	(Dollars in millions)
Contractual Obligations
Long-term debt	$500	$5	$187	$8	$96	$39	$165
Fixed interest on long-term debt	198	22	20	18	17	14	107
Operating leases	66	10	9	8	7	7	25
Purchase commitments	593	122	127	86	16	17	225

Total	$1,357	$159	$343	$120	$136	$77	$522

      At September 2002, the Company’s obligations related to long-term debt totaled $500 million to be paid over a period extending 20 years. Included in this amount is $67 million of Japanese yen based long-term debt assumed with the fiscal 2002 acquisition of the remaining 50% of CSM, which was formerly a joint venture. The CSM debt was to mature on various dates through 2006. Also included in the long-term debt obligation is $147 million of EURO based long-term notes maturing in fiscal 2004. All other long-term debt is denominated in US dollars. The weighted-average interest rate related to the long-term debt is 5.6%.

      The Company also has notes payable to banks totaling $40 million. Included in this amount is $36 million of Japanese yen based bank notes assumed with the acquisition of CSM. The bank notes are classified as current because they have renewable one-year terms, or due to their short-term nature. Cabot refinanced its yen denominated debt in October 2002.

      After the acquisition of CSM in 2002, Cabot refinanced its yen based borrowings related to that entity. In September 2002, Cabot repaid $10 million of CSM’s variable rate bank notes. This repayment was not included in the fiscal 2002 consolidated results due to the one-month lag in CSM reporting. In October 2002, Cabot repaid all $26 million of the remaining CSM bank notes and $47 million of the CSM long-term debt. In association with the refinancing, Cabot entered into a new three year, 9.3 billion yen ($75 million) term loan agreement with a group of banks, which matures in fiscal 2006. Interest rates on the new loan are variable and are based on short-term Japanese market rates.

      In September 1998, the Company filed with the Securities and Exchange Commission (SEC) a shelf registration statement covering $500 million of debt securities which may be offered by the Company from time to time. As of September 2002, there was $100 million issued and outstanding under the registration statement. The Company has no immediate plans to offer additional securities under the registration statement.

      In July 2001, Cabot entered into a revolving credit facility with Fleet National Bank (and other banks) pursuant to which Cabot may, under certain conditions, borrow up to $250 million at floating interest rates from time to time until July 13, 2006. As of September 30, 2002, Cabot had no borrowings outstanding under this arrangement.

      In addition to the new 9.3 billion yen term loan and the revolving credit facility, Cabot borrowed 150 million EURO in November 2000 which matures in November 2003. All three loan agreements contain specific covenants, including certain maximum indebtedness limitations and minimum cash flow requirements, which would limit the amount available for future borrowings. As of September 30, 2002, Cabot was in compliance with all of its covenants.

      Management expects cash on hand, cash from operations and present financing arrangements, including Cabot’s unused line of credit, to be sufficient to meet Cabot’s cash requirements for the foreseeable future. A downgrade of one level in the Company’s credit rating is not anticipated, but should it occur, it would not cause a significant impact on the commitments or sources of capital described above and would not have a material impact on the Company’s results of operations.

      The Company has operating leases primarily comprised of leases for transportation vehicles, warehouse facilities, office space, and machinery and equipment, most of which expire within ten years.

      The Company has long-term purchase commitments for raw materials with various key suppliers in the CPM and Chemical Businesses.

      The Company provides defined benefit plans for U.S. and foreign employees. The U.S. defined benefit plans comprise approximately 51% of the consolidated fair value of plan assets of $244 million. No contributions are currently made to the U.S. plans since the fair value of plan assets exceeds the projected benefit obligation by approximately $8 million. If there is a zero percent return on assets for the U.S. plans in fiscal 2003, Cabot would expect to resume annual contributions to the plans of approximately $4 million in fiscal 2004. In addition, a zero percent return on assets for the U.S. plans would change the current pension expense, which is income of approximately $2 million in fiscal 2002, to approximately $1 million of expense in fiscal 2004 with a gradual increase in expense in future years.

      At September 30, 2002, the Company had provided standby letters of credit totaling $13 million, of which $7 million expire in fiscal 2003 and $6 million expire in fiscal 2004.

      On September 8, 2000, Cabot’s Board of Directors authorized the repurchase of up to 10 million shares of Cabot’s common stock. On May 10, 2002, Cabot’s Board of Directors increased the number of shares of the Company’s common stock authorized for repurchase from time to time from 10 million shares to up to 12.6 million shares. Approximately 11 million shares have been purchased pursuant to these and prior authorizations during the three fiscal years ended September 30, 2002. Specifically, Cabot repurchased approximately 2.6 million, 6.7 million, and 1.5 million shares of its common stock for $86 million, $218 million, and $40 million in 2002, 2001, and 2000, respectively. Approximately 3.2 million shares remain available to be purchased under the current share repurchase authorization.

      During 2002, 2001, and 2000, Cabot paid cash dividends of $0.52, $0.48, and $0.44, respectively, per share of common stock. On November 8, 2002, the Board of Directors approved a $0.13 per share dividend on its common stock payable in the first fiscal quarter of 2003.

      On an ongoing basis, Cabot reviews its outstanding insurance claims, some of which relate to disposed and discontinued businesses, for potential recovery. Various amounts have been recovered in prior periods and Cabot anticipates receiving additional amounts in future periods.

      Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or are at issue. During the next few years, Cabot expects to spend a significant portion of its $29 million environmental reserve in connection with remediation at various environmental sites. These sites are primarily associated with divested businesses.

New Accounting Pronouncements

      Cabot has adopted in fiscal 2003 or is assessing the impact of the following standards:

      The Financial Accounting Standards Board (FASB) issued FAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”, in June 2001. The objective of FAS No. 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. FAS No. 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset. Cabot adopted FAS No. 143 on October 1, 2002 and such adoption will not have a significant effect on the financial statements.

      In October 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS No. 144), which supersedes FAS No. 121, “Accounting for the Impairment of Long lived Assets and for Long lived Assets to be Disposed of” and certain of the provisions of APB No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in FAS No. 121, to be applied to all long-lived assets including discontinued operations. Cabot adopted FAS No. 144 on October 1, 2002 and will perform impairment tests for long-lived assets in accordance with this standard.

      The FASB issued FAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, in April 2002. This statement updates, clarifies and simplifies existing accounting pronouncements. Specifically, the statement rescinds FAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, FAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking Fund Requirements” and FAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This statement amends FAS No. 13, “Accounting for Leases” and certain other existing authoritative pronouncements to make technical corrections or clarifications. Cabot adopted FAS No. 145 on October 1, 2002 and such adoption will not have a significant effect on the financial statements.

      In July 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. In periods subsequent to the initial measurement, changes to the liability resulting from revisions to either the timing or the amount of estimated cash flows must be recognized as adjustments to the liability in the period of the change. The provisions of FAS 146 will be effective for Cabot prospectively for exit or disposal activities initiated after December 31, 2002. Cabot is in the process of assessing the impact of FAS 146 on its consolidated financial statements.

      In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements. The disclosure provisions of FIN 45 are effective for Cabot on December 31, 2002. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Cabot is in the process of assessing the impact of FIN 45 on its consolidated financial statements.

      Forward-Looking Information: Included herein are statements relating to management’s projections of future profits, the possible achievement of Cabot’s financial goals and objectives, and management’s expectations for Cabot’s product development program. Actual results may differ materially from the results anticipated in the forward looking statements included herein due to a variety of factors, including but not limited to the following: market supply and demand conditions, fluctuations in currency exchange rates, the outcome of pending litigation, changes in the rate of economic growth in the United States and other major international economies, changes in regulatory environments, changes in trade, monetary and fiscal policies throughout the world, acts of war and terrorist activities, future litigation, cost of raw materials, patent rights of Cabot and others, demand for Cabot’s customers’ products, and competitors’ reactions to market conditions. Timely commercialization of products under development by Cabot may be disrupted or delayed by technical difficulties, market acceptance, or competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage. The risk management discussion and the estimated amounts generated from the analyses are forward-looking statements of market risk, assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The methods used by Cabot to assess and mitigate risks should not be considered projections of future events or losses. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Risk Management

     Market Risk

      Cabot’s principal risk management objective is to identify and monitor its exposure to changes in interest rates, foreign currency rates, commodity prices and Cabot’s share price, in order to assess the impact that changes in each could have on future cash flow and earnings. Cabot manages these risks through normal operating and financial activities and, when deemed appropriate, through the use of derivative financial instruments. Gains or losses associated with financial instruments are generally offset by the changes in value of the underlying transactions. Market risk exposure to other financial instruments is not material to earnings, cash flow, or fair values.

      Cabot’s risk management policy prohibits entering into financial instruments for speculative purposes. All instruments entered into by Cabot are reviewed and approved by Cabot’s Risk Management Committee, which is charged with enforcing Cabot’s risk management policy.

      Cabot has formally documented the relationships between hedging instruments and hedged items, as well as its risk management objectives. All derivative instruments are recognized on the balance sheet at fair value. Hedge accounting is followed for derivatives that have been designated and qualify as fair value and cash flow hedges. For derivatives that have been designated and qualify as fair value hedges, the changes in the fair value of highly effective derivatives, along with changes in the fair value of the hedged liabilities that are attributable to the hedged risks, are recorded in current period earnings. For derivatives that have been designated and qualify as cash flow hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported in other comprehensive income, and the ineffective portion is reported in earnings.

      By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot’s credit risk will equal the fair value gain on the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a repayment risk for Cabot. When the fair value of a derivative contract is negative, Cabot owes the counterparty and, therefore, assumes no repayment risk. Cabot minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with highly-rated counterparties that are reviewed periodically by Cabot.

     Interest Rates

      Cabot’s objective in managing its exposure to interest rate changes is to maintain an appropriate balance of fixed and variable rate debt and to match borrowing costs with the economics of Cabot’s business cycles. Cabot may use interest rate swaps to adjust fixed and variable rate debt positions. In October 2001, Cabot entered into four fixed to variable interest rate swaps in an aggregate notional amount of $97 million of its US dollar denominated debt. The swaps are derivative instruments as defined by FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and have been designated as fair value hedges. The swaps hedge the change in the fair value of $97 million of Cabot’s fixed rate medium term notes due to changes in interest rates. The interest rate swaps and the medium term notes they hedge mature on various dates through February 2007. The fair values of the derivative instruments are recorded as other assets in the consolidated balance sheet. A corresponding increase to long-term debt of $5 million was recorded for the change in the fair value of the debt at September 30, 2002. The interest rate swaps were determined to be highly effective and no amount of ineffectiveness needed to be recorded in earnings during the period ended September 30, 2002. The variable interest rates on the swaps reset every six months in June and December.

      As part of the CSM acquisition, Cabot assumed interest rate swaps related to the variable rate debt. The swaps economically hedged the risk of change in market interest rates associated with the variable interest on the debt. The swaps are derivative instruments as defined by FAS No. 133. The interest rate swaps were recorded as other liabilities at their fair value of $1 million on the acquisition date. Subsequent changes in the fair value of these derivative instruments were immaterial. In October 2002, Cabot refinanced the underlying variable rate debt and the swaps were terminated.

      On October 29, 2002, Cabot entered into two new interest rate swaps related to the October 2002 debt agreement with an aggregate notional amount of 9.3 billion yen ($75 million). The swaps are variable-for-fixed swaps of the quarterly interest payments, mature in fiscal year 2008, and lock in a fixed yen interest rate of 1.3%. The swaps are derivative instruments as defined by FAS No. 133 and have been designated as cash flow hedges.

      Cabot has the equivalent of $147 million of Euro debt and $39 million of yen denominated debt at variable rates. A change in rates of 10% on Cabot’s aggregate variable rate debt could cause interest expense to change by $1 million per year.

      Cabot did not enter into financial instruments to hedge interest rates during 2001 or 2000. Cabot settled its remaining interest rate swaps in January 2000. For 2000, the gains or losses in interest income or expense associated with interest rate swaps were immaterial.

      As of September 30, 2002, Cabot had $159 million in cash and short-term investments. It is the Company’s practice to invest excess cash in instruments that will earn a high rate of return consistent with the protection of principal. Interest income earned may vary as a result of changes in interest rates and average cash balances, which could fluctuate over time.

     Foreign Currency

      Cabot’s international operations are subject to certain risks, including currency fluctuations and government actions. Operations in each country are closely monitored so Cabot can respond to changing economic and political environments and to fluctuations in foreign currencies. Specifically, during the year ended September 30, 2002, economic and political instability in Argentina and Brazil has led to larger than expected fluctuations in the exchange rates of those countries. The Argentina peso was devalued by more than 70% after the Government was forced to abandon its fixed exchange rate policy that pegged the value of the peso to the US dollar. The Brazilian real has recently weakened to record lows due to concerns related to the possible impact that the October 2002 presidential election could have on the economy. The current depressed state of these functional currencies has resulted in a devaluation of the translated income statements for the year ended September 30, 2002. However, this was partly offset by the benefit of a net US dollar receivable position in these entities. Accordingly, Cabot utilizes short-term forward contracts to hedge receivables and payables denominated in currencies other than its foreign entities’ functional currencies. In 2002, 2001 and 2000, none of Cabot’s forward contracts were designated as hedging instruments under FAS No. 133. Cabot monitors its foreign exchange exposures and adjusts its hedge position accordingly. Cabot’s forward foreign exchange contracts are denominated primarily in the EURO, Japanese yen, British pound sterling, Canadian dollar, Australian dollar, and Czech Republic koruna. The Company’s Treasury function, under the guidance of the Company’s Risk Management Committee, continuously monitors foreign exchange exposures so that Cabot can respond to changing economic and political environments and attempt to minimize the impact of adverse currency movements.

      Subsequent to the 2002 fiscal year end, on October 24, 2002, Cabot entered into a 9.3 billion yen ($75 million) three year variable rate term loan agreement with a group of banks to refinance existing debt at CSM. This loan has been designated as a foreign currency hedge of Cabot’s net investments in Japanese yen denominated subsidiaries and gains or losses for the effective portion of the hedge will be recorded in the Accumulated Other Comprehensive Income (Loss) line in Stockholders’ Equity.

      Also subsequent to the 2002 fiscal year end, on November 20, 2002, Cabot entered into two cross currency swaps for an aggregate amount of $41 million. Upon maturity of the agreement which is scheduled to be October 24, 2005, Cabot is entitled to receive $41 million and is obligated to pay 5 billion Japanese yen. Cabot is also entitled to receive semi-annual interest payments on $41 million at 3 month US Dollar LIBOR interest rates and is obligated to make semi-annual interest payments on 5 billion Japanese yen at 3 month Japanese yen LIBOR interest rates. This swap has been designated as a foreign currency hedge of Cabot’s net investment in Japanese yen denominated subsidiaries and gains or losses for the effective portion of the hedge will be recorded in the Accumulated Other Comprehensive Income (Loss) line in Stockholders’ Equity.

     Political Risk

      In addition to foreign currency exposure, Cabot is also exposed to political or country risks inherent in doing business in some countries. These risks may include actions of governments (especially those newly appointed), importing and exporting issues, contract loss, and asset abandonment. The Company actively monitors these risks to reduce any potential adverse effects.

     Share Repurchases

      Cabot repurchases its shares in order to offset dilution caused by issuing shares under its various employee stock plans. In addition, Cabot may repurchase its shares as a preferred method of returning excess cash to shareholders. From time to time, Cabot enters into derivative instruments in its stock in order to fix the price of stock for delivery at a future date. These agreements provide Cabot with the right to settle forward contracts in cash or an equivalent value of Cabot Corporation common stock. In 2001 Cabot purchased 100,000 shares of its common stock under share repurchase contracts, at an average price of $35 per share. There were no open share repurchase contracts at September 30, 2001 and no share repurchase contracts were executed in fiscal 2002.

     Commodities

      Cabot is exposed to price fluctuations in certain commodities, such as feedstock and natural gas. When it owned the LNG segment, from time to time, Cabot entered into commodity futures contracts, commodity price swaps, and/or option contracts to hedge a portion of firmly committed and anticipated transactions against natural gas price fluctuations. Cabot monitored its exposure to ensure the overall effectiveness of its hedge positions. In 2000, Cabot realized a $1 million loss on LNG futures contracts. In fiscal 2002 and 2001, no futures contracts were entered into by Cabot.

     Value-at-Risk

      Cabot utilizes a Value-at-Risk (“VAR”) model to determine the maximum potential loss in the fair value of its foreign exchange, share repurchases and commodity sensitive derivative financial instruments within a 95% confidence interval. Cabot’s computation is based on the interrelationships between movements in interest rates, foreign currencies, share repurchases and commodities. These interrelationships are determined by observing historical interest rates, foreign currency, share price and commodity market changes over corresponding periods. The assets and liabilities, firm commitments and anticipated transactions, which are hedged by derivative financial instruments, are excluded from the model. The VAR model estimates were made assuming normal market conditions. There are various modeling techniques that can be used in the VAR computation. Cabot’s computations are based on a Monte Carlo simulation method. The VAR model is a risk analysis tool and does not purport to represent actual gains or losses in fair value that will be incurred by Cabot. The VAR model estimated a maximum loss in market value of $8 million for the twelve month period following September 30, 2002 for derivative instruments held as of that date.

      At no time during 2002 or 2001 did actual changes in market value exceed the VAR amounts during the reporting period.

      In 2001, the VAR model estimated a maximum loss in market value of $2 million from October 1, 2001 through November 30, 2001 for derivative instruments held as of September 30, 2001.

Item 8.     Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

		Page
Description
(1)	Consolidated Balance Sheets at September 30, 2002 and 2001	34
(2)	Consolidated Statements of Income for each of the three fiscal years in the period ended September 30, 2002	36
(3)	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended September 30, 2002	37
(4)	Consolidated Statements of Changes in Stockholders’ Equity	38
(5)	Notes to Consolidated Financial Statements	40-80
(6)	Report of Independent Accountants relating to the Consolidated Financial Statements listed above	81

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30

	2002	2001
(Dollars in millions, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$159	$364
Accounts and notes receivable, net of reserve for doubtful accounts of $4 and $4	304	267
Inventories	435	285
Prepaid expenses and other current assets	41	33
Deferred income taxes	20	19

Total current assets	959	968

Investments:
Equity	48	76
Other	32	29

Total investments	80	105

Property, plant and equipment	2,019	1,856
Accumulated depreciation and amortization	(1,134)	(1,049)

Net property, plant and equipment	885	807

Other assets:
Goodwill	105	19
Intangible assets, net of accumulated amortization of $5 and $4	8	2
Deferred income taxes	4	2
Other assets	26	16

Total other assets	143	39

Total assets	$2,067	$1,919

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS—(Continued)

	September 30

	2002	2001
(Dollars in millions, except per share amounts)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$40	$13
Current portion of long-term debt	5	30
Accounts payable and accrued liabilities	238	243
Deferred income taxes	3	5

Total current liabilities	286	291

Long-term debt	495	419
Deferred income taxes	104	94
Other liabilities	170	138
Commitments and contingencies (Note Q)
Minority interest	35	27
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Series A Junior Participating Preferred Stock issued and outstanding: none
Series B ESOP Convertible Preferred Stock 7.75% Cumulative issued: 75,336 shares, outstanding: 56,273 and 59,148 shares (aggregate redemption value of $56 and $59)	75	75
Less cost of shares of preferred treasury stock	(40)	(33)
Common stock:
Authorized: 200,000,000 shares of $1 par value Issued and outstanding: 61,615,503 and 62,633,252 shares	62	63
Less cost of shares of common treasury stock	(6)	—
Additional paid-in capital	5	9
Retained earnings	1,120	1,078
Unearned compensation	(38)	(40)
Deferred employee benefits	(51)	(54)
Notes receivable for restricted stock	(23)	(23)
Accumulated other comprehensive loss	(127)	(125)

Total stockholders’ equity	977	950

Total liabilities and stockholders’ equity	$2,067	$1,919

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30

	2002	2001	2000
(Dollars in millions, except per share amounts)
Net sales and other operating revenues	$1,557	$1,670	$1,574
Cost of sales	1,128	1,237	1,164

Gross profit	429	433	410

Selling and administrative expenses	219	208	173
Research and technical service	48	48	43
Special charges	14	22	10

Income from operations	148	155	184
Interest and dividend income	9	28	6
Interest expense	(28)	(32)	(33)
Special (charges) income	(3)	1	—
Other (charges) income	8	(2)	—

Income from continuing operations before taxes	134	150	157
Provision for income taxes	(30)	(42)	(57)
Equity in net income of affiliated companies, net of tax of $3, $13 and $9	5	20	13
Minority interest in net income, net of tax of $1, $2 and $5	(4)	(7)	(5)

Net income from continuing operations	105	121	108
Discontinued operations:
Income from operations of discontinued businesses, net of income taxes	1	—	36
Gain on sale of business, net of income taxes	—	3	309

Net Income	106	124	453

Dividends on preferred stock, net of tax benefit of $2, $2 and $2	(3)	(3)	(3)

Income available to common shares	$103	$121	$450

Weighted-average common shares outstanding, in millions:
Basic	59	62	64

Diluted	71	74	73

Income per common share:
Basic:
Continuing operations	$1.74	$1.89	$1.65
Discontinued operations:
Income from operations of discontinued businesses	0.02	—	0.56
Gain on sale of business	—	0.05	4.83

Net Income	$1.76	$1.94	$7.04

Diluted:
Continuing operations	$1.48	$1.62	$1.46
Discontinued operations:
Income from operations of discontinued businesses	0.02	—	0.49
Gain on sale of business	—	0.04	4.25

Net Income	$1.50	$1.66	$6.20

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30

	2002	2001	2000
(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$106	$124	$453
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	109	115	129
Deferred tax expense (benefit)	(4)	6	20
Equity in net income of affiliated companies	(5)	(20)	(13)
Asset impairment charges and non-cash special items	16	14	20
Gain on sale of business, net of income taxes	—	(3)	(309)
Non-cash compensation	22	22	17
Other non-cash charges, net	6	23	7
Changes in assets and liabilities, net of the effect of the consolidation of equity affiliates:
Decrease (increase) in accounts and notes receivable	(1)	13	(73)
Decrease (increase) in inventories	(64)	(55)	1
Increase (decrease) in accounts payable and accrued liabilities	(4)	(35)	44
Decrease in income taxes payable	(1)	(175)	(10)
Increase (decrease) in other liabilities	14	(6)	(22)
Other, net	(2)	6	3

Cash provided by operating activities	192	29	267

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(146)	(122)	(137)
Proceeds from sales of property, plant and equipment	2	4	7
Purchases of equity securities	(9)	(5)	(2)
Acquisition of affiliate, net of cash acquired	(89)	(6)	(14)
Proceeds from sale of business	—	5	688
Cash retained by discontinued operations	—	—	(14)
Cash from consolidation of equity affiliates	10	—	—

Cash provided by (used in) investing activities	(232)	(124)	528

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	129	17
Repayments of long-term debt	(28)	(63)	(62)
Decrease in short-term debt, net	(27)	(7)	(165)
Proceeds from initial public offering of Cabot Microelectronics Corporation	—	—	83
Purchases of preferred and common stock	(82)	(229)	(47)
Sales and issuances of preferred and common stock	6	13	15
Cash dividends paid to stockholders	(35)	(34)	(32)
Cash dividends paid to minority interest stockholders	(5)	(3)	(3)
Employee loan repayments	7	15	7

Cash used in financing activities	(164)	(179)	(187)

Effect of exchange rate changes on cash	(1)	—	(5)

Increase (decrease) in cash and cash equivalents	(205)	(274)	603
Cash and cash equivalents at beginning of year	364	638	35

Cash and cash equivalents at end of year	$159	$364	$638

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred				Accumulated
	Stock,				Other			Notes
	Net of		Additional		Comprehensive		Deferred	Receivable	Total	Total
	Treasury	Common	Paid-in	Retained	Income	Unearned	Employee	for Restricted	Stockholders’	Comprehensive
	Stock	Stock	Capital	Earnings	(Loss)	Compensation	Benefits	Stock	Equity	Income

(Dollars in millions)
Years Ended September 30
2000
Balance at September 30, 1999	$58	$67	$5	$734	$(44)	$(30)	$(59)	$(25)	$706

Net income				453						$453
Foreign currency translation adjustments					(58)					(58)
Change in unrealized gain on available-for-sale securities					1					1

Total comprehensive income										$396

Common dividends paid				(30)
Issuance of stock under employee compensation plans, net of forfeitures, including a tax benefit of $5		3	51			(26)		(10)
Purchase and retirement of common stock		(2)	(15)	(23)
Purchase of treasury stock — preferred	(7)
Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit of $2				(3)
Principal payment by Employee Stock Ownership Plan under guaranteed loan							3
Amortization of unearned compensation						17
Notes receivable — payments and forfeitures								8
Proceeds from Initial Public Offering — Cabot Microelectronics Corporation			83
Minority interest recorded related to Cabot Microelectronics Corporation			(13)
Cabot Microelectronics Corporation-dividend				(91)

Balance at September 30, 2000	$51	$68	$111	$1,040	$(101)	$(39)	$(56)	$(27)	$1,047

2001
Net income				124						$124
Foreign currency translation adjustments					(26)					(26)
Change in unrealized gain on available-for-sale securities					2					2

Total comprehensive income										$100

Common dividends paid				(31)
Issuance of stock under employee compensation plans, net of forfeitures, including a tax benefit of $4		2	49			(27)		(11)
Purchase and retirement of common stock		(7)	(161)	(52)
Purchase of treasury stock — preferred	(9)
Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit of $2				(3)
Principal payment by Employee Stock Ownership Plan under guaranteed loan							2
Amortization and acceleration of unearned compensation			10			26
Notes receivable — payments and forfeitures								15

Balance at September 30, 2001	$42	$63	$9	$1,078	$(125)	$(40)	$(54)	$(23)	$950

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — (Continued)

	Preferred				Accumulated
	Stock,				Other			Notes
	Net of		Additional		Comprehensive		Deferred	Receivable	Total	Total
	Treasury	Common	Paid-in	Retained	Income	Unearned	Employee	for Restricted	Stockholders’	Comprehensive
	Stock	Stock	Capital	Earnings	(Loss)	Compensation	Benefits	Stock	Equity	Income

(Dollars in millions)
2002
Net income				106						$106
Foreign currency translation adjustments					11					11
Change in unrealized loss on available-for-sale securities					(6)					(6)
Minimum pension liability adjustment					(7)					(7)

Total comprehensive income										$104

Common dividends paid				(32)
Issuance of stock under employee compensation plans, net of forfeitures, including a tax benefit of $4		1	34			(20)		(7)
Purchase and retirement of common stock		(3)	(40)	(29)
Purchase of treasury stock — common		(6)
Purchase of treasury stock — preferred	(5)
Preferred stock conversion	(2)	1	2
Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit of $2				(3)
Principal payment by Employee Stock Ownership Plan under guaranteed loan							3
Amortization of unearned compensation						22
Notes receivable — payments and forfeitures								7

Balance at September 30, 2002	$35	$56	$5	$1,120	$(127)	$(38)	$(51)	$(23)	$977

The accompanying notes are an integral part of these financial statements.

Note A.     Significant Accounting Policies

      The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The significant accounting policies of Cabot Corporation (Cabot) are described below.

Principles of Consolidation

      The consolidated financial statements include the accounts of Cabot and majority-owned and controlled U.S. and non-U.S. subsidiaries. Investments in 20% to 50% owned affiliates are accounted for using the equity method. Cabot reports the results of one Japanese subsidiary on a one-month lag due to the availability of information. Intercompany transactions have been eliminated.

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

Investments

      Investments include investments in equity affiliates, investments in equity securities and investments accounted for under the cost method. All investments are subject to impairment reviews. All investments in marketable equity securities are classified as available-for-sale and are recorded at their fair market values. Accordingly, any unrealized holding gains or losses, net of taxes, are excluded from income and recognized as a separate component of other comprehensive income within stockholders’ equity. Unrealized losses that are other than temporary are recognized in net income. The fair value of marketable equity securities is determined based on market prices at the balance sheet dates. The cost of equity securities sold is determined by the specific identification method.

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

      Cabot capitalizes internal use software costs in accordance with Statement of Position (SOP) 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.” This SOP provides the guidance to determine if internal use computer software costs are expensed as incurred or capitalized.

Goodwill and Other Intangible Assets

      Effective October 1, 2001, Cabot adopted Statement of Financial Accounting Standard (FAS) No. 142, “Goodwill and Other Intangible Assets.” Goodwill is comprised of the cost of business acquisitions in excess of the fair value assigned to the net tangible assets and identifiable intangible assets acquired including technology, licenses and patents.

      Cabot’s intangible assets are primarily comprised of patented and unpatented technology. Finite lived intangibles are amortized over their estimated useful lives. Amortization expense of $1 million, $4 million and $4 million was recorded in 2002, 2001 and 2000, respectively.

Impairment of Long-Lived Assets

      Cabot’s long-lived assets include property, plant, equipment, long-term investments, goodwill and other intangible assets. The carrying values of long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An asset impairment is recognized when the fair value of the asset is less than the carrying value of the asset. The fair value of long-lived assets, other than goodwill, is based on undiscounted estimated cash flows at the lowest level determinable. Cabot’s estimates reflect management’s assumptions about selling prices, production and sales volumes, costs, and market conditions over an estimate of the remaining operating period. If an impairment is indicated, the asset is written down to fair value.

      Cabot may decide to abandon a fixed asset project, plant expansion or other long-lived asset initiative, in which case an impairment loss is recognized if the carrying value of the asset exceeds its salvage value. An impairment charge is recorded in the period that Cabot commits to a plan to abandon the asset.

Foreign Currency Translation

      The functional currency of the majority of Cabot’s foreign subsidiaries is the local currency. Substantially all assets and liabilities of foreign operations are translated into U.S. dollars at exchange rates in effect at the balance sheet dates. Income and expense items are translated at average exchange rates during the year. Unrealized currency translation adjustments are accumulated as a separate component of other comprehensive income within stockholders’ equity. Foreign currency gains and losses arising from transactions are reflected in net income. Included in other charges for 2002, 2001 and 2000 are net foreign currency transaction losses of zero, $3 million and $1 million, respectively. Cabot included in income a loss of $2 million in 2002 and a $1 million gain in 2001 related to currency translation adjustments from plant closings.

Financial Instruments

      Derivative financial instruments are used by Cabot to manage some of its foreign currency exposures. Cabot may also use financial instruments to manage other exposures, such as commodity prices, share repurchases and interest rates. Cabot does not enter into financial instruments for speculative purposes. Derivative financial instruments are accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and are measured at fair value and recorded on the balance sheet. Cabot formally documents the relationships between hedging instruments and hedged items, as well as its risk management objective. Hedge accounting is followed for derivatives that have been designated and qualify as fair value, cash flow and net investment hedges. For fair value hedges, changes in the fair value of highly effective derivatives, along with changes in the fair value of the hedged liabilities that are attributable to the hedged risks, are recorded in current period earnings. For cash flow hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported in other comprehensive income, and the ineffective portion is reported in earnings. If the derivative instrument is not designated as a hedge, the gain or loss from changes in the fair value is recognized in earnings in the period of change.

Revenue Recognition

      The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), which establishes criteria which must be satisfied before revenue is realized or realizable and earned.

      The Company primarily derives its revenues from the sale of chemical products, performance materials and specialty fluids products. Other operating revenues which represent less than ten percent of total revenues, include tolling, services and royalties for licensed technology. Cabot recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Revenue from product sales is recognized when the product is shipped and title and risk of loss have passed to the customer. Cabot generally is able to ensure that products meet customer specifications prior to shipment. Cabot prepares its estimates for sales returns and allowances, discounts and volume rebates quarterly based primarily on historical experience updated for changes in facts and circumstances, as appropriate. If actual future results vary, Cabot may need to adjust its estimates, which could have an impact on earnings in the period of adjustment.

      Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price in accordance with Emerging Issues Task Force (EITF) 00-01, “Accounting for Shipping and Handling Fees and Costs.” Shipping and handling costs that were previously netted against revenues are now included in cost of sales. Shipping and handling costs reclassified from revenue to cost of sales to conform with this presentation in fiscal 2000 amounted to $57 million.

Research and Development

      Research and development costs are expensed as incurred in accordance with FAS No. 2, “Accounting for Research and Development Costs.” The majority of Cabot’s research and technical service expense recorded on the consolidated statement of income relates to research and development costs.

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

Equity Incentive Plans

      In accordance with the provisions of FAS No. 123, “Accounting for Stock-Based Compensation”, Cabot has elected to account for stock-based compensation plans consistent with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting. Cabot discloses the summary of pro forma effects to reported net income and earnings per share, as if Cabot had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by FAS No. 123.

      Under Cabot’s Equity Incentive Plans, common stock may be granted at a discount to certain key employees. Generally, restricted stock awards cannot be sold or otherwise encumbered during the three years following the grant. Upon issuance of stock under the plan, unearned compensation, calculated as the difference between the market value on the measurement date of the grant and the discounted price, is charged to a separate component of stockholders’ equity and subsequently amortized as compensation expense over the vesting period.

Comprehensive Income

      Accumulated other comprehensive income (loss), which is disclosed in the stockholders’ equity section of the consolidated balance sheet, includes unrealized gains or losses on available-for-sale securities, translation adjustments on investments in foreign subsidiaries, translation adjustments on foreign securities and minimum pension liability adjustments.

Environmental Costs

      Cabot accrues environmental costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. When a single liability amount cannot be reasonably estimated, but a range can be reasonably estimated, Cabot accrues the amount that reflects the best estimate within that range or the low end of the range if no estimate within the range is better. The amount accrued reflects Cabot’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. The availability of new information, changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in applicable government laws and regulations could result in higher or lower costs. Cabot does not reduce its estimated liability for possible recoveries from insurance carriers. Proceeds from insurance carriers are recorded when realized by the receipt of cash or a contractual agreement.

Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Reclassification

      Certain amounts in 2001 and 2000 have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on the consolidated balance sheets or net income.

New Accounting Pronouncements

      Cabot has adopted in fiscal 2003 or is assessing the impact of the following standards:

•	The Financial Accounting Standards Board (FASB) issued FAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”, in June 2001. The objective of FAS No. 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. FAS No. 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset. Cabot adopted FAS No. 143 on October 1, 2002 and such adoption will not have a significant effect on the financial statements.

•	In October 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes FAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long- lived Assets to be Disposed of” and certain of the provisions of APB No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB No. 30), for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in FAS No. 121, to be applied to all long-lived assets, including discontinued operations. Cabot adopted FAS No. 144 on October 1, 2002 and will perform future impairment tests for long-lived assets in accordance with this standard.

•	The FASB issued FAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, in April 2002. This statement updates, clarifies and simplifies existing accounting pronouncements. Specifically, the statement rescinds FAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, FAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking Fund Requirements” and FAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This statement amends FAS No. 13, “Accounting for Leases” and certain other existing authoritative pronouncements to make technical corrections or clarifications. Cabot adopted FAS No. 145 on October 1, 2002 and such adoption will not have a significant effect on the financial statements.

•	In July 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS No. 146 requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. In periods subsequent to the initial measurement, changes to the liability resulting from revisions to either the timing or the amount of estimated cash flows must be recognized as adjustments to the liability in the period of the change. The provisions of FAS No. 146 will be effective for Cabot prospectively for exit or disposal activities initiated after December 31, 2002. Cabot is in the process of assessing the impact of FAS No. 146 on its consolidated financial statements.

•	In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements. The disclosure provisions of FIN 45 are effective for Cabot on December 31, 2002. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Cabot is in the process of assessing the impact of FIN 45 on its consolidated financial statements.

Note B.     Special Items

      Cabot has chosen to separately disclose special items because the items are non-recurring in nature and the results excluding special items are an appropriate measurement of Cabot’s on-going operating results. The following is a summary of the special income and charges recorded:

	Years Ended
	September 30

	2002	2001	2000
(Dollars in millions)
Insurance recoveries	$8	$1	$10
Asset impairment charges	(13)	(2)	(9)
Severance charges and other cost reduction initiatives/programs	(1)	—	(9)
Litigation reserve and environmental charges	(8)	—	(2)
Retirement of Chief Executive Officer and resignation of Chief Financial Officer	—	(21)	—
Non-operating special items	(3)	1	—

Total special income (charges)	$(17)	$(21)	$(10)

      Special items from operations for fiscal 2002 include an $8 million impairment charge to discontinue an energy project in the Chemical Businesses, a $5 million charge for respirator claims derived from a disposed safety products business and a $3 million environmental charge due to updated cost estimates. In addition, associated with the acquisition of Showa Cabot Supermetals KK, now known as Cabot Supermetals (CSM), the Company recorded a $5 million asset impairment charge for the cancellation of expansion projects at the Performance Materials plant in Boyertown, Pennsylvania, and a $1 million severance charge. The $1 million severance charge was for severance and termination benefits for approximately 24 employees of the Performance Materials business. Cabot also recorded an $8 million benefit from insurance recoveries. Non-operating special items for fiscal 2002 include a $2 million charge related to a translation adjustment at a closed plant and a $1 million charge for non-capitalizable currency transaction costs associated with the acquisition of CSM.

      Special items from operations for fiscal 2001 include a $21 million charge related to the retirement of the Chief Executive Officer and the resignation of the Chief Financial Officer. The charge consisted of $13 million to accelerate the vesting of shares issued under Cabot’s Long Term Incentive Compensation Plan and $8 million of cash payments. Special charges for 2001 also include a $2 million charge from the discontinuance of a toll manufacturing agreement and the benefits of a $1 million insurance recovery. Non-

operating special items for fiscal 2001 include a $1 million recovery of costs from a translation adjustment at a closed plant.

      Special items from operations for fiscal 2000 include the benefit of a $10 million insurance recovery, a $2 million charge to increase the environmental reserve and an $18 million charge to close two plants. Included in the $18 million charge were accruals of $2 million for severance and termination benefits for approximately 38 employees of the Chemical and Performance Materials Businesses, $7 million for facility closing costs, and a $9 million charge for the impairment of long-lived plant assets. These expenses are included as special items in the consolidated statements of income. During 2001, $1 million of severance and termination benefits and $3 million of facility closing costs were paid. It was determined during fiscal 2001 that the recovery value of fixed assets was overvalued by $2 million and the required facility closing costs would be $2 million less than originally accrued. At September 30, 2002, all severance and termination benefits have been paid and $2 million of facility closing costs remained accrued for the required monitoring costs at the second site.

Note C.	Acquisitions

      On February 8, 2002, Cabot purchased the remaining 50% of the shares in CSM in Japan from its joint venture partner, Showa Denko KK. CSM is a supplier of tantalum powders and metal products to the global electronics, aerospace and chemical processing industries. The acquisition of CSM expands the capacity and the capabilities of Cabot’s existing tantalum business in the Performance Materials segment.

      The aggregate purchase price was $89 million in cash, net of cash acquired. In addition to the cash paid, Cabot also assumed $54 million of long-term debt and bank notes, as well as other assets and liabilities detailed in the table below. This acquisition has been accounted for as a purchase and the results of operations of CSM have been included in the consolidated financial statements since the date of acquisition on a one-month lag due to a delay in the availability of financial information. Prior to the acquisition, Cabot’s investment in CSM was accounted for as an equity investment and the results were reported on a three-month lag. The equity investment income recorded to change from a three-month lag to a one-month lag was not material to the consolidated results of operations.

      Included in Cabot’s consolidated results for the year ended September 30, 2002 are 50% of the operating results of CSM for the months of July 2001 through January 2002 and 100% of the operating results of CSM for the months of February through August 2002.

      The fair value of the assets acquired and liabilities assumed represents the 50% of CSM purchased. The following table summarizes the purchased half of the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash Paid	$99
Cash and cash equivalents	$10
Accounts and notes receivable	14
Inventory	42
Other current assets	1
Property, plant and equipment	23
Other long term assets	12

Fair value of assets acquired	$102

Notes payable to banks	$24
Accounts payable and accruals	8
Long-term debt	30
Other long-term liabilities	12

Fair value of liabilities assumed	$74

Fair value of net assets acquired	$28

Recorded goodwill	$71

      In accordance with FAS No. 142, goodwill recorded as a result of the acquisition will not be amortized, but will be tested for impairment at least annually. The Company recorded $6 million of identifiable intangible assets primarily comprised of patented and unpatented technology. These intangible assets are being amortized on a straight-line basis over useful lives ranging from 2 to 10 years. The weighted average amortization period for the intangible assets recognized as a result of the acquisition is 9 years. No residual value is estimated for the assets.

      Assuming Cabot owned 100% of CSM for all periods presented, the following table would be the unaudited pro forma consolidated operating results for the years ended September 30, 2002 and 2001:

	September 30

	2002	2001
(Dollars in millions, except per share amounts)
Total Revenues	$1,584	$1,791
Net Income	104	130
Net Income per share
Basic	$1.73	$2.04
Diluted	$1.47	$1.74

      The goodwill recorded in the CSM acquisition was not deductible for tax purposes.

      The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place in the prior year or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs which may occur as a result of the integration and consolidation of CSM.

      On March 16, 2001, Cabot announced an open offer for approximately 4 million shares of Cabot India Limited, at 100 Rupees per share. Cabot India Limited was a majority-owned subsidiary of Cabot Corporation and its shares were traded on Indian stock exchanges. The tender offer was for the 40% ownership of Cabot India Limited held by minority interest shareholders. The offer closed on June 16, 2001 and the share transfer procedures occurred in July 2001. Approximately 3 million of the outstanding shares were acquired for $6 million, raising Cabot’s total ownership to approximately 92% as of September 30, 2001. Cabot made a follow-on offer at the same price for the remaining shares. During fiscal 2002, under the follow-on offer, Cabot acquired an additional 3% ownership for a nominal amount. The excess of the purchase price over the fair value of the minority interest acquired of approximately $2 million was recorded as goodwill. Cabot India Limited’s shares were de-listed from the Indian stock exchanges when Cabot’s ownership percentage exceeded the 90% threshold.

      In March 2001, Cabot exercised an option to purchase 1 million shares of Angus & Ross Plc common stock. In May 2001, Cabot purchased an additional 4 million shares of Angus & Ross Plc common stock. The total purchase price of the 5 million shares was $1 million. The purchase of the additional 4 million shares increased Cabot’s ownership in Angus & Ross Plc to approximately 21%. In August 2002, Cabot purchased an additional 850,000 shares for a nominal amount.

      On March 17, 2000, Cabot signed an agreement to acquire the remaining interest in a joint venture in the carbon black business for approximately $14 million. The acquisition closed in the third quarter of fiscal 2000 and was accounted for using the purchase method. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. The excess of the purchase price over fair value of net assets acquired of approximately $7 million was recorded as goodwill.

Note D.	Discontinued Operations

      In 2002, Cabot recorded insurance recovery proceeds of $2 million from various discontinued businesses, including $1 million from the disposed Liquefied Natural Gas (LNG) business. The receipt, net of taxes, is classified as income from operations of a discontinued business in the consolidated statements of income.

      In February 2001, Cabot received additional cash proceeds of $5 million from the LNG sale. The receipt, net of taxes, is classified as a gain on sale of business in the discontinued operations section of the fiscal 2001 consolidated statement of income.

      On September 19, 2000, Cabot completed a transaction to sell its LNG business for $688 million in cash. The sale included Cabot’s LNG terminal in Everett, Massachusetts, its LNG tanker, The Matthew, and its equity interest in the Atlantic LNG liquefaction plant in Trinidad. The gain on the sale of the LNG segment was approximately $309 million, net of taxes of $178 million.

      On April 4, 2000, Cabot Microelectronics Corporation, then a subsidiary of Cabot, sold 4.6 million shares of its common stock in an initial public offering (IPO). The 4.6 million shares represented approximately 19.5% of Cabot Microelectronics. The net proceeds from the IPO were approximately $83 million. Cabot received an aggregate of approximately $81 million in dividends from Cabot Microelectronics. On July 25, 2000, a committee of Cabot’s Board of Directors voted to spin off its remaining 80.5% equity interest in Cabot Microelectronics by distributing a special dividend of its remaining interest in Cabot Microelectronics to its common stockholders of record as of the close of regular trading on the New York Stock Exchange on September 13, 2000. The tax-free distribution took place on September 29, 2000.

      For fiscal 2000, the operating results of the LNG and Cabot Microelectronics segments have been segregated from continuing operations and reported as a separate item on the consolidated statements of income. Interest expense was allocated to discontinued operations proportionally based upon total assets in accordance with APB No. 30. Condensed operating results of the discontinued operations are as follows:

September 30

2000
(Dollars in millions)
Net sales and other operating revenues	$579
Income before income taxes and minority interest	62
Provision for income taxes	22
Minority interests	4
Income from operations, net of income taxes	36

Note E.	Inventories

      Inventories, net of LIFO reserves, were as follows:

	September 30

	2002	2001
(Dollars in millions)
Raw materials	$120	$76
Work in process	156	70
Finished goods	124	106
Other	35	33

Total	$435	$285

      Inventories valued under the LIFO method comprised approximately 29% and 26% of 2002 and 2001 total inventory, respectively. At September 30, 2002 and 2001, the LIFO reserve recorded was $85 million and $94 million, respectively. There were no significant liquidations of LIFO inventories in 2002 or 2001. In 2000, LIFO inventory quantities were reduced, which resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the 2000 liquidation was to decrease cost of sales by approximately $5 million and to increase net earnings by $3 million. Other inventory is comprised of spare parts and supplies.

Note F.	Investments

      At September 30, 2002 and 2001, investments in common stock accounted for using the equity method amounted to $48 million and $76 million, respectively. Dividends received from equity affiliates were $3 million in 2002, $11 million in 2001 and $8 million in 2000. CSM was a 50% joint venture in the Performance Materials segment until February 8, 2002 when Cabot purchased the remaining 50% interest and the entity was consolidated. Other equity affiliates consist of several joint ventures in the Chemical Businesses segment.

      The results of operations and financial position of Cabot Supermetals for the period as an equity affiliate and Cabot’s other equity-basis affiliates are summarized below:

	Cabot Supermetals			Other Equity Affiliates

	September 30

	2002	2001	2000	2002	2001	2000
(Dollars in millions)
Condensed Income Statement Information:
Net sales	$58	$209	$175	$471	$475	$511
Gross profit	11	64	39	181	173	196
Net income	2	30	15	23	18	23
Condensed Balance Sheet Information:
Current assets	$—	$147	$142	$193	$171	$179
Non-current assets	—	53	28	322	337	356
Current liabilities	—	77	78	143	153	193
Non-current liabilities	—	66	38	254	245	238
Net assets	—	57	54	118	110	104

      Other investments of $32 million include $2 million of cost based investments and $30 million of available-for-sale equity securities at September 30, 2002. At September 30, 2001 other investments included $2 million of cost based investments and $27 million of available-for-sale equity securities. The cost and fair value of available-for-sale equity securities included in other investments are summarized as follows:

	September 30

	2002	2001
(Dollars in millions)
Cost	$33	$24
Cumulative unrealized holding gains	—	9
Foreign currency translation adjustment on foreign denominated securities	(3)	(6)

Fair value	$30	$27

      At September 30, 2002, the fair market value of Cabot’s investment in Sons of Gwalia, an Australian mining company, was $29 million. Subsequent to the balance sheet date, the fair value of the investment declined by approximately $15 million. Cabot’s investment in Sons of Gwalia is accounted for under FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, as an available-for-sale equity security.

      Dividends received from available-for-sale equity securities were $1 million in 2002, 2001 and 2000. In fiscal 2002, an unrealized loss was recorded in accumulated other comprehensive income in stockholders’ equity of $6 million, net of deferred tax of $3 million. In fiscal 2001 and 2000, unrealized holding gains of $2 million and $1 million, respectively, were credited to accumulated other comprehensive income in stockholders’ equity, net of deferred taxes of $4 million and $3 million, respectively. Foreign currency translation adjustments on foreign securities are included in accumulated other comprehensive income within stockholders’ equity as part of foreign currency translation adjustments. There were no sales of available-for-sale equity securities for the years ended September 30, 2002, 2001 and 2000.

Note G.     Property, Plant & Equipment

      Property, plant and equipment is summarized as follows:

	September 30

	2002	2001
(Dollars in millions)
Land and improvements	$51	$50
Buildings	319	299
Machinery and equipment	1,393	1,302
Other	94	79
Construction in progress	162	126

Total property, plant and equipment	2,019	1,856
Less: accumulated depreciation	(1,134)	(1,049)

Net property, plant and equipment	$885	$807

      Depreciation expense for continuing operations was $108 million, $111 million and $116 million for the years ended September 30, 2002, 2001 and 2000, respectively.

Note H.     Goodwill and Other Intangible Assets

      Cabot adopted FAS No. 142 on October 1, 2001. As a result, all goodwill amortization ceased for Cabot on October 1, 2001. Upon adoption, the goodwill attributable to each reporting unit was tested for impairment by comparing the fair value of each reporting unit to its carrying value. The fair value of a reporting unit was determined by estimating the present value of expected future cash flows. No impairment existed upon adoption of FAS No. 142.

      As required by FAS No. 142, impairment tests are performed at least annually. During the third quarter of fiscal 2002, Cabot performed the fiscal 2002 FAS No. 142 impairment test and determined that no impairment loss should be recognized.

      At September 30, 2002 and 2001, Cabot had goodwill balances of $105 million and $19 million, respectively. During the first quarter of 2002, Cabot acquired shares of certain minority interest shareholders in the Chemical Businesses, resulting in $5 million of additional goodwill. During the second quarter of 2002, Cabot acquired the remaining 50% of the shares in CSM in the Performance Materials business, resulting in $71 million of additional goodwill.

      The carrying amount of goodwill attributable to each reportable operating segment with goodwill balances and the changes in those balances during the year ended September 30, 2002 are as follows:

	Chemical	Performance
	Businesses	Materials	Total
(Dollars in millions)
Balance at September 30, 2001	$16	$3	$19
Goodwill acquired during period	5	71	76
Foreign exchange translation adjustment	1	9	10

Balance at September 30, 2002	$22	$83	$105

      Cabot does not have any indefinitely lived intangible assets. At September 30, 2002 and 2001, Cabot had $8 and $2 million of finite-lived intangible assets, respectively, primarily composed of patented and unpatented technology. Intangible assets are amortized over their estimated useful lives, which range from 2 to 15 years, with a weighted average amortization period of 10 years. Amortization expense is estimated to be approximately $1 million in each of the next five years.

      If FAS No. 142 had been adopted in the prior periods, Cabot’s pro forma net income and pro forma net income per common share for the years ended September 30, 2001 and 2000 would have been:

	Year Ended
	September 30,

	2001	2000
(Dollars in millions, except per share amounts)
Net income available for common shares — as reported	$121	$450
Goodwill amortization, net of tax benefit	2	2

Net income available for common shares — pro forma	$123	$452
Net income per common share — pro forma:
Basic	$1.98	$7.06
Diluted	$1.69	$6.23

Note I.	Accounts Payable & Accrued Liabilities

      Accounts payable and accrued liabilities consisted of the following:

	September 30

	2002	2001
(Dollars in millions)
Accounts payable	$127	$128
Accrued employee compensation	30	31
Other accrued liabilities	81	84

Total	$238	$243

Note J.     Debt

      Long-term debt consisted of the following:

	September 30

	2002	2001
(Dollars in millions)
Fixed Rate Notes (stated rate):
Notes due 2002 – 2022, 8.1%	$67	$89
Notes due 2004 – 2011, 7.1%	90	90
Notes due 2027, 6.6%, 7.3%	8	8
Note due 2027, put option 2004, 6.6%	1	1
Notes due 2005 – 2018, 7.0%	64	60
Guarantee of ESOP notes, due 2013, 8.3%	51	54
Foreign notes due 2004 – 2006, 1.5% to 2.1%	28	—
Other, due beginning in 2002, 6.0% to 15.5%	5	9
Variable Rate Notes (end of year rate):
Foreign notes due 2005 – 2006, 0.5% to 0.7%	39	—
Foreign note due 2003, 4.0%	147	138

	500	449
Less: current portion of long-term debt	(5)	(30)

Total long-term debt	$495	$419

      On February 8, 2002, Cabot acquired the remaining 50% ownership of CSM from its joint venture partner (See Note C.) On the date of acquisition, CSM had notes payable to banks and long-term debt from institutional lenders denominated in Japanese yen. Because the notes payable to banks have renewable one year terms, they are classified as current liabilities on the consolidated balance sheet.

      In the fourth quarter of 2002, CSM obtained an additional bank note of 700 million yen ($6 million). At September 30, 2002, the outstanding principal balance on the bank notes is approximately $36 million.

      In September 2002, CSM repaid 1.2 billion yen ($10 million) of the variable rate bank notes. This repayment was not included in the fiscal 2002 consolidated results due to the one-month lag in reporting.

      The long-term debts of CSM are also payable in Japanese yen and mature on various dates in fiscal years 2004 to 2006. At September 30, 2002, the principal balance on the long-term debt is approximately $67 million.

      Maximum amounts and additional advances under some of the CSM loan agreements are subject to CSM’s ongoing creditworthiness. As of September 30, 2002, Cabot is not aware of any credit concerns under CSM’s loan agreements.

      Subsequent to the fiscal 2002 year end, Cabot refinanced its yen based borrowing. In October 2002 (fiscal 2003), Cabot repaid the remaining CSM bank notes and $47 million of the CSM long-term debt. Associated with the refinancing, Cabot entered into a new 9.3 billion yen ($75 million) term loan agreement that matures in fiscal 2006. This new loan is based in yen and bears interest at yen-LIBOR (0.07% at September 30, 2002) plus 0.9%.

      During 2001, Cabot entered into a $250 million revolving credit loan facility at floating rates, replacing a $300 million revolving credit and term loan facility. Commitment fees are based on both the used and unused portions of the facility. The facility is available through July 13, 2006. No amounts were outstanding under either revolving credit facility at September 30, 2002 or 2001.

      In November 2000, a Cabot subsidiary borrowed 150 million EURO ($147 million) from institutional lenders. The loan is payable in EUROs, bears interest at EURIBOR (3.3% at September 30, 2002) plus 0.7% and matures in November 2003.

      The new 9.3 billion yen term loan, the revolving credit loan facility and the 150 million EURO loan agreements contain specific covenants. The covenants include financial covenants for certain maximum indebtedness limitations and minimum cash flow requirements, that would limit the amount available for future borrowings.

      In December 1998, Cabot issued $100 million in medium-term notes. In fiscal 2001, Cabot repaid $40 million of these notes. The outstanding notes have a weighted-average maturity of 10 years and included in the balance at September 30, 2002 is $4 million of mark-to-market swap valuation related to Cabot’s fixed-to-variable interest rate swaps.

      In June 1992, Cabot filed a registration statement on Form S-3 with the Securities and Exchange Commission covering $300 million of debt securities. In 1992, $105 million of medium-term notes were issued to refinance $105 million of notes payable. In May 2000, Cabot repurchased $16 million of these medium-term notes. In 2002, Cabot repaid $23 million of these medium term notes, resulting in $66 million of the notes still outstanding as of September 30, 2002. The outstanding notes have a weighted average maturity of 10 years and included in the balance at September 30, 2002 is $1 million of mark-to-market swap valuation related to Cabot’s fixed-to-variable interest rate swaps.

      In September 1998, Cabot filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission covering $500 million of debt securities. This registration includes the remaining $55 million not issued under the 1992 registration.

      In October 1997, Cabot issued a total of $50 million in medium-term notes. These notes included a $25 million note, with an interest rate of 7.3% due in 2027, and a $25 million note, with an interest rate of 6.6% due in 2027 and a put option in 2004. In fiscal 2000, Cabot repurchased $24 million of the 6.6% notes. In fiscal 2001, Cabot repurchased $17 million of the 7.3% notes. The outstanding balance of $8 million has a weighted-average maturity of 25 years and a weighted-average interest rate of 7.2%.

      In February 1997, Cabot issued $90 million of medium-term notes. The notes have a weighted-average maturity of 5 years and a weighted-average interest rate of 7.1%.

      In November 1988, Cabot’s Employee Stock Ownership Plan (ESOP) borrowed $75 million from an institutional lender in order to finance its purchase of 75,000 shares of Cabot’s Series B ESOP Convertible Preferred Stock. This debt bears interest at 8.3% per annum and is to be repaid in equal quarterly installments through December 31, 2013. Cabot, as guarantor, has reflected the outstanding balance of $51 million and $54 million as a liability in the consolidated balance sheet at September 30, 2002 and 2001, respectively. An equal amount, representing deferred employee benefits, has been recorded as a reduction to stockholders’ equity.

      The aggregate principal amounts of long-term debt due in each of the five fiscal years 2003 through 2007 and thereafter are as follows:

September 30
2002

(Dollars in millions)
2003	$5
2004	187
2005	8
2006	96
2007	39
Thereafter	165

Total	$500

      At September 30, 2002 and 2001, the fair market value of long-term borrowings was approximately $529 million and $445 million, respectively, compared to book values of approximately $500 million and $449 million, respectively. These fair market values do not reflect any of Cabot’s fair value or cash flow hedges described in Note R.

      The weighted-average interest rate on short-term borrowing of $40 million and $13 million was approximately 1.4% and 6.5% as of September 30, 2002 and 2001, respectively.

Note K.     Employee Benefit Plans

      Cabot provides both defined benefit and defined contribution plans for its employees. The defined benefit plans consist of the Cabot Cash Balance Plan (CBP) and several foreign pension plans. The defined contribution plans consist of the Cabot Retirement Savings Plan (RSP) and several foreign plans. Cabot also provides postretirement benefit plans, which include medical coverage and life insurance. Cabot has unrecognized liabilities in defined benefit plans of $7 million and in postretirement benefit plans of $28 million, for a total unrecognized liability of $35 million. To the extent necessary and required, Cabot will recognize these liabilities over a period of time. As described below, the defined benefit plans are funded and the postretirement plans are not. Accordingly, Cabot pays for its obligations under the postretirement plans on an ongoing basis. In the case of the defined benefit plans, Cabot’s funding obligations depend upon the fair value of plan assets in relation to Cabot’s projected benefit obligations. The information provided below includes a brief summary of the plans.

Defined Contribution Plans

Retirement Savings Plan

      The RSP is a defined contribution plan which encourages long-term systematic savings and provides funds for retirement or possible earlier needs. The RSP has two components, a 401(k) plan and an Employee Stock Ownership Plan (ESOP).

401(k)

      The 401(k) plan allows an eligible participant to contribute a percentage of his or her eligible compensation on a before-tax basis or an after-tax basis. Cabot makes a matching contribution of 75% of a participant’s eligible before-tax or after-tax contribution up to 7.5% of the participant’s eligible compensation. This matching contribution is in the form of Cabot stock and is made on a quarterly basis.

Employee Stock Ownership Plan

      In September 1988, Cabot established the ESOP as an integral part of the retirement program that was designed for participants to share in the growth of Cabot. All regular employees of Cabot and its participating subsidiaries in the U.S., except employees of the Performance Materials business subject to collective bargaining agreements, are eligible to participate beginning on the later of the first day of employment or the date the employee is included in an employee group that participates in the plan. Under the ESOP, which is 100% Company funded, Cabot allocates convertible preferred stock to each participant’s account on a quarterly basis. The allocation is generally between 4% and 8% of a participant’s compensation. The ESOP is accounted for in compliance with SOP 76-3, “Accounting Practices for Certain Employee Stock Ownership Plans”.

      In November 1988, Cabot placed 75,336 shares of its Series B ESOP Convertible Preferred Stock in the ESOP for cash at a price of $1,000 per share. Each share of the Series B ESOP Convertible Preferred Stock was convertible into 87.5 shares of Cabot’s common stock, subject to certain events and anti-dilution adjustment provisions, and carries voting rights on an “as converted” basis. As a result of the Cabot Microelectronics dividend (Note D) that was distributed on September 29, 2000 to the holders of Cabot common stock, the conversion rate of the Series B ESOP Convertible Preferred Stock was adjusted from 87.5 to 146.4 shares of Cabot’s common stock. The trustee for the ESOP has the right to cause Cabot to redeem shares sufficient to provide for periodic distributions to plan participants. Cabot has the option to redeem the shares for $1,000 per share, convert the shares to common stock, or a combination thereof.

      The issued shares of Series B ESOP Convertible Preferred Stock receive preferential and cumulative quarterly dividends and are ranked as to dividends and liquidation prior to Cabot’s Series A Junior Participating Preferred Stock and common stock. For purposes of calculating diluted earnings per share, the Series B ESOP Convertible Preferred Stock is assumed to be converted to common stock based on the conversion rate. At September 30, 2002, 8 million shares of Cabot’s common stock were reserved for conversion of the Series B ESOP Convertible Preferred Stock.

      On the last business day of each calendar quarter, 742.6 shares, as amended in March 2001 from 750 shares, of the Series B ESOP Convertible Preferred Stock are released and allocated to participants’ accounts. The allocation to each participant is based on the value of Cabot’s preferred stock, the number of shares allocated as dividends, and the total eligible compensation. If the amount of the participant allocation were to fall below 4%, Cabot would make an additional contribution to bring the total value to 4% for the participant. The allocation is made to the account of each participant who is employed on that date, has retired, died or become totally and permanently disabled during the quarter. At September 30, 2002, 22,253 shares have been allocated to participants, 604 shares have been released, but not allocated and 33,416 shares are unallocated.

      Cabot is the guarantor for the outstanding debt held by the ESOP (See Note J). Cabot contributed $3 million, $2 million and $2 million in 2002, 2001 and 2000, respectively, to the ESOP. Dividends on ESOP shares used for debt services in 2002, 2001 and 2000 were $4 million, $5 million and $5 million, respectively. In addition, actual interest incurred on debt associated with the ESOP was $4 million, $5 million and $5 million in 2002, 2001 and 2000, respectively.

      Cabot recognized expenses related to all defined contribution plans in the amounts of $7 million in 2002, $6 million in 2001, and $10 million in 2000.

Defined Benefit Plans

      Defined benefit plans provide pre-determined benefits to employees to be distributed for future use upon retirement. Cabot’s defined benefit plans are primarily pension plans. At September 30, 2002, Cabot has pension obligations exceeding assets by $14 million. Cabot is making all contributions required for each plan.

Cash Balance Plan

      The CBP is a U.S. defined benefit plan in which participants accrue benefits in the form of account balances, with a defined or guaranteed rate of return and defined notional contributions. While Cabot does not make actual cash contributions into participants’ accounts, the plan meets its obligations through the plan assets, which are described below. The notional contributions take the form of pay-based credits, which are computed as a percentage of eligible pay, and credited quarterly to an account balance for each participant. Interest is credited quarterly based on the average one-year Treasury bill rate for the month of November in the preceding calendar year. Cabot’s obligation to contribute to the plan is a function of the fair value of the plan assets, expected returns and Cabot’s projected benefit obligations and their timing.

      Cabot provides similar benefits to employees in foreign locations through several other foreign defined benefit plans.

      Prior to September 1988, Cabot’s pension plan was known as the Retirement Income Plan (RIP), which was a traditional defined benefit pension plan with a specified monthly benefit payable upon retirement of a participant. In 1988, when the RIP was amended and the CBP formula was adopted, the Company purchased a group annuity contract, which covers all of Cabot’s accrued pension obligations as of September 1988. Approximately 300 employees have “grandfathered” benefits under the RIP, which, under certain circumstances, may entitle them to benefits in addition to those under the CBP. Cabot’s benefit obligations with regard to such employees are accounted for as part of Cabot’s defined benefit liabilities.

Plan Assets

      The assets of the worldwide defined benefit pension plans are comprised principally of investments in equity securities and government bonds. Included in plan assets at September 30, 2002 and 2001 are $9 million and $7 million, respectively, of insurance contracts.

      Measurement of defined benefit pension expense is based on assumptions used to value the defined benefit pension liability at the beginning of the year. The CBP and certain foreign pension plans use the straight-line method of amortization over five years for the unrecognized net gains and losses.

      Cabot used a June 30, 2002 measurement date for all plan obligations and assets in fiscal 2002 and used either a June 30, 2001 or a September 30, 2001 measurement date for fiscal 2001. The change in measurement date for certain plans in fiscal 2002 was made to apply a consistent measurement date for all plans. The change in measurement date did not have a material effect on the financial statements.

Cabot Supermetals

      Cabot assumed the liability for the retirement obligations of Showa Denko employees who transferred to CSM as of February 8, 2002 (Note C). The amount of the liability and assets assumed are presented in the reconciliation of benefit obligations and plan assets as business combinations.

Postretirement Benefit Plans

      Cabot also has postretirement benefit plans that provide certain health care and life insurance benefits for retired employees. Typical of such plans, the Cabot postretirement benefit plans are unfunded. Substantially all U.S. employees become eligible for these benefits if they have met certain age and service requirements at retirement. Cabot funds the plans as claims or insurance premiums come due, as plans are not required to have assets for this obligation. The current accumulated benefit obligation for postretirement benefit plans is $115 million. Cabot has, however, accrued $87 million for this liability at September 30, 2002.

      Measurement of postretirement benefit expense is based on assumptions used to value the postretirement benefit liability at the beginning of the year. Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in the 2002 assumed health care cost trend rate would have the following effects:

	1-Percentage-Point

	Increase	Decrease
(Dollars in millions)
Effect on total of service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$6	$(5)

      The following provides a reconciliation of benefit obligations, plan assets, the funded status, and weighted-average assumptions of the defined benefit pension and postretirement benefit plans:

	Pension		Postretirement
	Benefits		Benefits

	September 30		September 30

	2002	2001	2002	2001
(Dollars in millions)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$233	$211	$95	$92
Service cost	12	8	8	1
Interest cost	15	14	7	6
Plan participants’ contribution	—	—	1	1
Amendments	1	—	—	(3)
Foreign currency exchange rate changes	7	1	—	—
Gain (loss) from changes in actuarial assumptions	1	15	12	5
Benefits paid	(20)	(16)	(8)	(7)
Business combinations	9	—	—	—

Benefit obligation at end of year	$258	$233	$115	$95

Change in Plan Assets:
Fair value of plan assets at beginning of year	$256	$281	$—	$—
Actual return on plan assets	(12)	(14)	—	—
Employer contribution	10	4	7	6
Plan participants’ contribution	—	—	1	1
Foreign currency exchange rate changes	8	1	—	—
Benefits paid	(20)	(16)	(8)	(7)
Business combinations	2	—	—	—

Fair value of plan assets at end of year	$244	$256	$—	$—

Funded status	$(14)	$23	$(115)	$(95)
Unrecognized transition amount	(1)	(2)	—	—
Unrecognized prior service cost	7	6	(2)	(2)
Unrecognized net (gain) loss	1	(34)	28	19
Fourth quarter contributions	—	—	2	—

Recognized liability	$(7)	$(7)	$(87)	$(78)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Prepaid benefit cost	$19	$14	$—	$—
Accrued benefit liabilities	(37)	(21)	(87)	(78)
Intangible asset	1	—	—	—
Accumulated other comprehensive loss	10	—	—	—

Net amount recognized	$(7)	$(7)	$(87)	$(78)

	Assumptions as of September 30

	2002	2001	2002	2001

Weighted-Average Rates:
Discount rate	6.2%	6.4%	6.7%	6.8%
Expected rate of return on plan assets	8.2%	8.4%	N/A	N/A
Assumed rate of increase in compensation	4.1%	4.3%	N/A	N/A
Assumed annual rate of increase in health care benefits	N/A	N/A	11.5%	6.3%

      The service cost for fiscal 2002 shown in the reconciliation of benefit obligations for pension benefits and postretirement benefits includes $4 million and $6 million, respectively, of costs related to benefits earned in previous years. Employer contributions for fiscal 2002 shown in the reconciliation of plan assets of pension benefits includes $2 million related to contributions and appreciation of assets from previous years. The net effect of these costs in fiscal 2002 was $8 million and was not material to the consolidated results.

      Net periodic defined benefit pension and other postretirement benefit costs include the following components:

				Postretirement
	Pension Benefits			Benefits

	Years Ended September 30

	2002	2001	2000	2002	2001	2000
(Dollars in millions)
Service cost	$12	$8	$6	$8	$1	$1
Interest cost	15	14	13	7	6	6
Expected return on plan assets	(20)	(19)	(14)	—	—	—
Amortization of transition asset	(1)	(1)	(1)	—	—	—
Recognized losses (gains)	(2)	(3)	(2)	1	1	1
Settlement gain	1	—	—	—	(3)	—

Net periodic benefit cost	$5	$(1)	$2	$16	$5	$8

      For those plans where the accumulated benefit obligation exceeded the related fair value of plan assets, the accumulated benefit obligation and fair value of plan assets for Cabot’s pension benefits are as follows:

	2002	2001

Accumulated benefit obligation	$47	$—
Fair value of plan assets	39	—

      For those plans where the projected benefit obligation exceeded the related fair value of plan assets, the projected benefit obligation and fair value of plan assets for Cabot’s pension benefits are as follows:

	2002	2001

Projected benefit obligation	$95	$74
Fair value of plan assets	67	63

Note L.     Equity Incentive Plans

      Cabot has an Equity Incentive Plan for key employees. Under the plan adopted in 1988, Cabot was able to grant participants various types of stock and stock-based awards. During the period from 1988 through 1991, the awards granted consisted of stock options, performance appreciation rights (PARs) and tandem units that could be exercised as stock options or PARs. These awards were granted at the fair market value of Cabot’s common stock at date of grant, vested ratably on each of the next four anniversaries of the award, and generally expired ten years from the date of grant. From 1992 through 1995, awards consisted of Cabot common stock, which employees could elect to receive in the form of restricted stock purchased at a price equal to 50% of the fair market value on the date of the award, nonqualified stock options at fair market value of Cabot’s common stock on the date of the award, or a combination of one-half of each. Effective March 1996, no new awards were permitted under this plan.

      In December 1995, the Board of Directors adopted, and in March 1996, Cabot stockholders approved, the 1996 Equity Incentive Plan. Under this plan, Cabot can make various types of stock and stock-based awards, the terms of which are determined by Cabot’s Compensation Committee. Awards under the 1996 plan have been made primarily as part of Cabot’s Long-Term Incentive Program. These awards consisted of restricted stock, which could be purchased at a price equal to 40% of the fair market value on the date of the award, or nonqualified stock options exercisable at the fair market value of Cabot’s common stock on the date of the award. Variations of the restricted stock awards were made to international employees in order to provide results comparable to U.S. employees. The awards generally vested on the third anniversary of the grant for participants then employed by Cabot, and the options generally expired five years from the date of grant. In November 1998, the Board of Directors adopted, and in March 1999, Cabot stockholders approved, the 1999 Equity Incentive Plan. This plan is similar to the 1996 Equity Incentive Plan with the exception of the discount price, which was established at a price equal to 30% of the fair market value on the date of the award.

      During March 2002, Cabot reserved an additional 3 million shares of common stock, increasing the shares reserved for issuance under the 1996 and 1999 plans to approximately 9 million. There were approximately 4 million shares available for future grants at September 30, 2002, under both plans. Compensation expense recognized during 2002, 2001, and 2000 for restricted stock grants was $22 million, $26 million, and $17 million, respectively. Compensation expense for 2001 includes $4 million to accelerate the vesting of restricted stock grants and stock options held by Cabot’s former Chief Executive Officer and Chief Financial Officer. The $4 million charge is included in 2001 special items on the consolidated statement of income. On July 14, 2000, the Compensation Committee of the Board of Directors voted to accelerate the vesting of both the restricted stock grants and the stock options held by employees of Cabot Microelectronics and Cabot’s LNG business. As a result, the compensation charge for fiscal 2000 includes $2 million related to the accelerated vesting of those restricted stock grants, which has been included in discontinued operations.

     Restricted Stock

      The following table summarizes the plans’ restricted stock activity from September 30, 1999 through September 30, 2002:

		Weighted-Average
	Restricted Stock	Purchase Price

	(Shares in thousands)
Outstanding at September 30, 1999	2,667	$10.37
Granted	1,497	6.69
Vested	(875)	9.49
Canceled	(217)	10.41

Outstanding at September 30, 2000	3,072	$8.82
Granted	1,169	9.80
Vested	(1,204)	11.36
Canceled	(113)	9.14

Outstanding at September 30, 2001	2,924	$8.22
Granted	1,149	7.54
Vested	(590)	7.82
Canceled	(281)	8.05

Outstanding at September 30, 2002	3,202	$8.08

     Stock-Based Compensation

      The following table summarizes the plans’ stock option activity from September 30, 1999 through September 30, 2002:

		Weighted-Average
	Stock Options	Exercise Price

	(Options in thousands)
Outstanding at September 30, 1999	1,645	$20.53
Granted	435	24.44
Exercised	(685)	10.98
Canceled	(179)	27.41
Adjustment due to Cabot Microelectronics spin-off	910

Outstanding at September 30, 2000	2,126	$15.07
Granted	284	34.87
Exercised	(437)	12.46
Canceled	(117)	15.70

Outstanding at September 30, 2001	1,856	$18.67
Granted	401	26.40
Exercised	(301)	16.57
Canceled	(102)	22.36

Outstanding at September 30, 2002	1,854	$20.48

      Options outstanding at September 30, 2002, were as follows:

	Options Outstanding

		Weighted-Average		Options Exercisable

	Thousands of		Remaining	Thousands of
	Options	Exercise	Contractual	Options	Weighted-Average
Range of Exercise Price	Outstanding	Price	Life Years	Exercisable	Exercise Price

10.83 – 10.83	119	$10.83	2.11	—	$—
15.50 – 15.57	950	$15.53	2.06	523	$15.50
20.27 – 26.40	541	$24.82	3.57	139	$20.27
34.87 – 34.87	244	$34.87	3.61	—	$—

Total Options	1,854	$20.48	2.71	662	$16.50

      Due to the fiscal 2000 spin-off of Cabot Microelectronics, Cabot adjusted the exercise price and number of options outstanding at September 30, 2000 to maintain the same intrinsic value as prior to the spin-off. The estimated weighted-average fair value of the options granted during fiscal 2002, 2001 and 2000 were $8.86, $7.06, and $7.06 per option share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended September 30

	2002	2001	2000

Expected stock price volatility	48%	49%	39%
Risk free interest rate	4.0%	4.5%	6.5%
Expected life of options	3 years	3 years	4 years
Expected annual dividends	$0.52	$0.48	$0.44

      In accordance with FAS No. 123, the Company has elected to account for stock based compensation plans in accordance with APB No. 25. Therefore, Cabot does not record compensation expense related to fixed term options granted at or above fair market value at the measurement date. If the fair value method prescribed by FAS No. 123 had been adopted, Cabot’s net income and net income per common share for fiscal 2002, 2001 and 2000 would have been reduced to the following:

	Years Ended September 30

	2002	2001	2000

	(Unaudited)
Net income — pro forma (in millions)	$104	$122	$451
Net income per common share — pro forma:
Basic	$1.73	$1.91	$7.00
Diluted	$1.47	$1.63	$6.18

      The effects of applying the fair value method in this pro forma disclosure are not indicative of future amounts.

Note M.	Stockholders’ Equity

      The following table summarizes Cabot’s stock activity:

	Years Ended September 30

	2002	2001	2000

Preferred Stock (in thousands)
Beginning of year	75	75	75
Converted preferred stock	(2)	—	—

End of year	73	75	75

Preferred Treasury Stock (in thousands)
Beginning of year	16	13	10
Purchased preferred treasury stock	1	3	3

End of year	17	16	13

Common Stock (in millions)
Beginning of year	63	68	67
Issued common stock	1	2	3
Purchased and retired common stock	(3)	(7)	(2)
Converted preferred stock	1	—	—

End of year	62	63	68

Common Treasury Stock (in thousands)
Beginning of year	—	—	—
Issued common treasury stock	(12)	—	—
Purchased common treasury stock	178	—	—

End of year	166	—	—

      In May 2002, 2001 and 2000, Cabot offered a stock purchase assistance plan whereby Cabot extended credit to purchase restricted shares of Cabot Corporation common stock awarded under Cabot’s 1999 Equity Incentive Plans to those participants in Cabot’s 2002, 2001 and 2000 Long-Term Incentive Programs. The full recourse notes issued in 2002 and 2001 bear interest of 5.5% per annum and the notes issued in 2000 bear interest at 6% per annum, in each case on a principal amount of up to 30% of the aggregate fair market value of such purchased stock on the day of grant. Interest is payable quarterly and principal is due on various dates through 2005.

      In May 2002, the Board of Directors authorized Cabot to purchase up to 12.6 million shares of Cabot Corporation common stock superseding the previous authorization of 10 million shares issued in September

2000. Approximately 11 million shares have been repurchased pursuant to this and prior authorizations during the three fiscal years ended September 30, 2002.

      In fiscal 2002, the Company purchased shares of Cabot’s common stock to be held in treasury for use in the Supplemental Executive Retirement Plan (SERP). The SERP is a non-qualified plan which is intended to provide supplemental benefits to highly compensated employees who are otherwise limited by Internal Revenue Service (IRS) benefit maximums. Contributions to the plan are generally based on pay in excess of the IRS maximum and the RSP match and ESOP formula described in Note K. Effective January 1, 2002, participants receive distributions of their vested account balance in the form of shares of Cabot common stock.

      In November 1995, Cabot declared a dividend of one Preferred Stock Purchase Right (“Right”) for each outstanding share of Cabot’s common stock. Each Right entitles the holder, upon the occurrence of certain specified events, to purchase from Cabot one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $200 per share. The Right further provides that each Right will entitle the holder, upon the occurrence of certain other specified events, to purchase from Cabot its common stock having a value of twice the exercise price of the Right, and upon the occurrence of certain other specified events, to purchase from another person into which Cabot was merged or which acquired 50% or more of Cabot’s assets or earnings power, common stock of such other person having a value of twice the exercise price of the Right. The Right may generally be redeemed by Cabot at a price of $0.01 per Right. The Rights are not presently exercisable and will expire on November 10, 2005.

      During 2002, 2001 and 2000, Cabot paid cash dividends of $19.38 per share of preferred stock and $0.52, $0.48 and $0.44, respectively, per share of common stock.

Comprehensive Income

      The pre-tax, tax, and after-tax effects of the components of other comprehensive income are shown below:

	Years Ended September 30

	Pre-tax	Tax	After-tax
(Dollars in millions)
2000
Foreign currency translation adjustments	$(58)	$—	$(58)
Unrealized holding gain arising during the period	4	(3)	1

Other comprehensive income (loss)	$(54)	$(3)	$(57)

2001
Foreign currency translation adjustments	$(26)	$—	$(26)
Unrealized holding gain arising during the period	6	(4)	2

Other comprehensive income (loss)	$(20)	$(4)	$(24)

2002
Foreign currency translation adjustments	$11	$—	$11
Unrealized holding loss arising during the period	(9)	3	(6)
Minimum pension liability adjustment	(10)	3	(7)

Other comprehensive income (loss)	$(8)	$6	$(2)

      The balance of related after-tax components comprising accumulated other comprehensive income (loss) are summarized below:

	September 30

	2002	2001

(Dollars in millions)
Foreign currency translation adjustments	$(120)	$(131)
Unrealized holding gain on marketable equity securities	—	6
Minimum pension liability adjustment	(7)	—

Accumulated other comprehensive income (loss)	$(127)	$(125)

Note N.	Earnings per Share

      Basic and diluted earnings per share (“EPS”) were calculated as follows:

	Years Ended September 30

	2002	2001	2000

(In millions, except per share amounts)
Basic EPS:
Income available to common shares (numerator)	$103	$121	$450

Weighted-average common shares outstanding	62	65	67
Less: contingently issuable shares (a)	(3)	(3)	(3)

Adjusted weighted-average shares (denominator)	59	62	64

Basic EPS	$1.76	$1.94	$7.04

Diluted EPS:
Income available to common shares	$103	$121	$450
Dividends on preferred stock	3	3	3
Less: income impact of assumed conversion of preferred stock	—	—	(2)

Income available to common shares plus assumed conversions (numerator)	$106	$124	$451

Weighted-average common shares outstanding	62	65	67
Effect of dilutive securities:
Assumed conversion of preferred stock	8	9	6
Assumed conversion of incentive stock options (b)	1	—	—

Adjusted weighted-average shares (denominator)	71	74	73

Diluted EPS	$1.50	$1.66	$6.20

(a)	Represents restricted stock issued under Cabot Equity Incentive Plans.

(b)	At September 30, 2002, 0.3 million of options to purchase shares of common stock outstanding were not included in the calculation of diluted earnings per share because those options’ exercise price was greater than average market price of common shares. At September 30, 2001, the average fair value of Cabot’s stock price exceeded the exercise prices of all options outstanding. As a result, all options outstanding have been included in the calculation of diluted earnings per share. Options to purchase 2 million shares of common stock were outstanding at September 30, 2000, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares, adjusted for the spin-off of Cabot Microelectronics Corporation.

Note O.	Income Taxes

      Income before income taxes was as follows:

	Years Ended
	September 30

	2002	2001	2000

(Dollars in millions)
Income from continuing operations:
Domestic	$68	$66	$54
Foreign	66	84	103

	134	150	157

Discontinued Operations:
Income from operations of discontinued businesses	2	—	62
Gain on sale of business	—	5	487

	2	5	549

Total	$136	$155	$706

      Taxes on income consisted of the following:

	Years Ended
	September 30

	2002	2001	2000

(Dollars in millions)
U.S. federal and state:
Current	$9	$17	$(3)
Deferred	2	(2)	16

Total	11	15	13

Foreign:
Current	25	29	43
Deferred	(6)	(2)	1

Total	19	27	44

Total U.S. and foreign	30	42	57

Discontinued Operations:
Income from operations of discontinued businesses	1	—	22
Gain on sale of business	—	2	178

Total Discontinued Operations	1	2	200

Total	$31	$44	$257

      The provision for income taxes at Cabot’s effective tax rate differed from the provision for income taxes at the statutory rate as follows:

	Years Ended
	September 30

(Dollars in millions)	2002	2001	2000

Continuing Operations:
Computed tax expense at the federal statutory rate	$46	$53	$55
Foreign income:
Impact of taxation at different rates, repatriation and other	(13)	(13)	2
Impact of foreign losses for which a current tax benefit is not available	6	1	1
State taxes, net of federal effect	—	2	—
Extraterritorial income exclusion/foreign sales corporation	(8)	(2)	(1)
U.S. and state benefits from research and experimentation activities	(2)	(1)	(1)
Other, net	1	2	1

Total Continuing Operations	30	42	57

Discontinued Operations:
Income from operations of discontinued businesses	1	—	22
Gain on sale of businesses	—	2	178

Total Discontinued Operations	1	2	200

Provision for income taxes	$31	$44	$257

      Significant components of deferred income taxes were as follows:

	September 30

(Dollars in millions)	2002	2001

Deferred tax assets:
Depreciation and amortization	$30	$29
Pension and other benefits	73	68
Environmental matters	11	11
Special charges	6	5
Investments	12	11
Inventory	15	8
Net operating loss and other tax carryforwards	23	17
Other	20	18

Subtotal	190	167
Valuation allowances	(19)	(11)

Total deferred tax assets	$171	$156

Deferred tax liabilities:
Depreciation and amortization	$91	$86
Pension and other benefits	17	16
Special charges	5	3

Investments	—	1
State and local taxes	1	1
Other	140	127

Total deferred tax liabilities	$254	$234

      Approximately $80 million of net operating losses and other tax carryforwards remain at September 30, 2002. Of this amount, $48 million will expire in the years 2003 through 2009; $32 million can be carried forward indefinitely. The benefits of these carryforwards are dependent upon taxable income during the carryforward period in those foreign jurisdictions where they arose. Accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized.

      The valuation allowances at September 30, 2002 and 2001 represent management’s best estimate of the ultimate realization of the net deferred tax amounts. The deferred tax valuation allowance increased in 2002 by $8 million due to the uncertainty of the ultimate realization of certain future foreign tax benefits and net operating losses reflected as deferred tax assets.

      Cabot maintains income tax reserves for probable tax exposures that can be reasonably estimated. Given the uncertainty surrounding the resolution of outstanding tax matters, it is reasonably possible that Cabot’s estimate will change. Cabot believes the final outcome of these matters will not have a material effect on Cabot’s consolidated financial position.

      As of September 30, 2002, Cabot had non-U.S. taxes payable of $5 million and U.S. taxes receivable of $14 million. As of September 30, 2001, Cabot had non-U.S. taxes receivable of $10 million and U.S. taxes receivable of $1 million.

Note P.     Supplemental Cash Flow Information

      Cash payments for interest and taxes were as follows:

	Years Ended
	September 30

	2002	2001	2000
(Dollars in millions)
Income taxes paid	$15	$197	$50
Interest paid	$27	$21	$38

      Cabot issued restricted stock for notes receivable of $7 million, $11 million and $10 million in 2002, 2001 and 2000, respectively.

Note Q.     Commitments & Contingencies

Lease Commitments

      Cabot leases certain transportation vehicles, warehouse facilities, office space, machinery and equipment under operating cancelable and non-cancelable leases, most of which expire within ten years and may be renewed by Cabot. Rent expense under such arrangements for 2002, 2001 and 2000 totaled $11 million, $11 million and $12 million, respectively. Future minimum rental commitments under non-cancelable leases are as follows:

(Dollars in millions)
2003	$10
2004	9
2005	8
2006	7
2007	7
2008 and thereafter	25

Total future minimum rental commitments	$66

Other Long-Term Commitments

      Cabot has entered into long-term purchase agreements for various key raw materials in the Performance Materials and Chemical Businesses. The purchase commitments for the Performance Materials business covered by these agreements are with one supplier and are estimated to aggregate approximately $196 million for the periods 2003 through 2005. Purchases under these agreements are expected to be $60 million, $66 million, and $70 million in 2003, 2004 and 2005, respectively. Raw materials purchased under these agreements were $64 million, $69 million and $32 million in 2002, 2001 and 2000, respectively. The purchase commitments for the Chemical Businesses covered by these agreements are with three suppliers and are estimated to aggregate approximately $397 million for the periods 2003 through 2028. Purchases under these agreements are expected to be $62 million, $61 million, $16 million, $16 million, $17 million and $225 million for 2003, 2004, 2005, 2006, 2007 and thereafter, respectively. Raw materials purchased under these agreements were $66 million, $66 million, and $60 million in 2002, 2001 and 2000, respectively.

      During 2001, Cabot entered into long-term supply agreements with certain Performance Materials customers. The contracts provide such customers with agreed upon amounts of product at agreed upon prices. These supply agreements are with four customers and expire in the periods from 2005 through 2006. The supply agreements contributed approximately $220 million of revenue in 2002.

Contingencies

      Cabot is a defendant in various lawsuits and environmental proceedings wherein substantial amounts are claimed.

      As of September 30, 2002 and 2001, approximately $29 million and $30 million, respectively, was reserved for environmental matters by Cabot. This amount represents Cabot’s current best estimate of costs likely to be incurred based on its analysis of the extent of cleanup required, alternative cleanup methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site.

      Operating results included charges for environmental expense of $3 million in 2002, $1 million in 2001 and $3 million in 2000.

      Cabot has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the “Superfund law”) and comparable state statutes with respect to several sites. During the next several years, as remediation of various environmental sites is carried out, Cabot expects to spend a significant portion of its $29 million environmental reserve for costs associated with such remediation. Cabot anticipates that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Adjustments are made to the reserve based on Cabot’s continuing analysis of its share of costs likely to be incurred at each site. Inherent uncertainties exist in these estimates due to unknown conditions at the various sites, changing governmental regulations and legal standards regarding liability, and changing technologies for handling site investigation and remediation. No assurance can be given that the actual costs to investigate and remediate these sites will not exceed the accrued amounts in the environmental reserve. The sites are primarily associated with divested businesses. It is possible that Cabot may also incur future costs relating to sites that are not currently known to Cabot or as to which it is currently not possible to make an estimate. While it is always possible that an unusual event may occur with respect to a given site and have a material adverse effect on the results of operations in a particular period, in light of the environmental reserve, Cabot does not believe that the cost relating to these sites, in the aggregate, are likely to have a material adverse effect on Cabot’s financial condition.

      Cabot has exposure to a safety respiratory products business that it acquired, through a subsidiary, in April 1990. It disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, after an initial period during which responsibility was shared, to indemnify the seller, American Optical Corporation (American Optical), for costs, including legal costs, settlements and judgments, in connection with a number of lawsuits and claims relating to the respirators (in exchange for which the subsidiary received the benefits of the seller’s insurance and other indemnities). These lawsuits and claims typically involve allegations that the plaintiffs suffer from asbestosis or silicosis as a result, in part, from respirators that were negligently designed or labeled. The defendants in these lawsuits are often numerous and include, in addition to respirator manufacturers, makers of asbestos and sand used in sand blasting.

      Neither Cabot, nor its past or present subsidiaries, at any time manufactured asbestos or asbestos-containing products. Moreover, not every person with exposure to asbestos giving rise to an asbestos claim used a form of respiratory protection. At no time did the business for which Cabot is financially responsible for legal costs represent a significant portion of the respirator market. In addition, as a result of the arrangements involving these lawsuits and claims, Cabot has only a portion of the liability in any given case.

      When Cabot’s subsidiary disposed of the business in 1995 to Aearo Corporation (Aearo), it agreed with Aearo that for an annual fee of $400,000, the subsidiary would retain responsibility for, and indemnify Aearo against, claims asserted after July 11, 1995 to the extent they are attributable to the use of respirators sold before that date. Aearo can discontinue payment of the fee at any time, in which case it will assume the responsibility for and indemnify the Company with respect to these claims. Between the date of divestiture and fiscal 2001, Cabot had never spent more than the $400,000 that it collects from Aearo each year.

      As of the beginning of calendar year 2002, there were approximately 28,000 claimants in pending cases asserting claims against American Optical in connection with respirators. As of September 30, 2002, there were approximately 43,000 claimants. Under the present allocation arrangements, as claims are settled, Cabot would expect to contribute toward settlement of a significant percentage, but not all, of these claims.

      During the third quarter of fiscal year 2002, Cabot agreed to pay up to $2 million as its contribution toward a settlement involving up to 13,000 claimants in Mississippi. Cabot, at the time, expected to pay this amount over a period of approximately eighteen months. Due to complications in the funding mechanism of the overall settlement of these Mississippi claims, a shortfall of $5.5 million in the initial amount to be paid to the plaintiff group resulted. In December 2002, Cabot agreed to fund this shortfall in exchange for an undertaking from the representatives of the payor group (consisting of the various insurers and other parties) to exercise their best efforts to seek a global settlement with the payor group. While Cabot’s ability to negotiate an acceptable global settlement and its specific terms are uncertain at this time, the global settlement discussed with the representatives of the payor group would provide that as long as the payor group continues to pay all costs and liabilities in connection with the respirator litigation, Cabot’s liability under a global settlement would be limited to a specified amount.

      As a result of the Mississippi settlement and the rate of new claims which have been filed during the calendar year, Cabot recorded a charge of $5 million during the third quarter bringing its total reserve for respirator matters to $6 million as of September 30, 2002. In estimating its liability, Cabot made the following assumptions: (i) that future settlements would continue at the historical rate of $320 per claimant; (ii) while the actual number of claims for which Cabot contributes depends upon a number of factors, that Cabot will continue to be responsible for well over half of the total claims; and (iii) that a significant number of the outstanding claims are included in the Mississippi settlement. This amount represents Cabot’s best estimate of the liability it will incur in connection with the settlement of pending respirator claims. Cabot is unable to reasonably estimate a range of possible loss for pending respirator claims given the current status of litigation and uncertainty involving the outcome of numerous cases.

      In addition, because this is a very unpredictable area, Cabot is also unable to estimate the number of future claims or the range of liability that may be incurred as a result of such claims on any reasonable basis. As a result, Cabot has not recorded a reserve for future claims at this time. While Cabot’s liability associated with these future claims could have a material effect on the results of operations in a particular quarter or fiscal year as these matters develop or as a result of Cabot’s initiative to seek a global settlement, Cabot continues to believe that this issue will not have a material adverse effect on Cabot’s financial position or liquidity.

      Cabot has various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business, including a number of claims asserting premises liability for asbestos exposure. In the opinion of the Company, although final disposition of all of its suits and claims may impact Cabot’s financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on Cabot’s financial position.

Note R.     Risk Management

Market Risk

      Cabot’s principal risk management objective is to identify and monitor its exposure to changes in interest rates, foreign currency rates, commodity prices and Cabot’s share price, in order to assess the impact that changes in each could have on future cash flow and earnings. Cabot manages these risks through normal operating and financial activities and, when deemed appropriate, through the use of derivative financial instruments. Cabot’s risk management policy prohibits entering into financial instruments for speculative purposes. All instruments entered into by Cabot are reviewed and approved by Cabot’s Risk Management Committee, which is charged with enforcing Cabot’s risk management policy.

      By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot’s credit risk will equal the fair-value gain on the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a repayment risk for Cabot. When the fair value of a derivative contract is negative, Cabot owes the counterparty and, therefore, assumes no repayment risk. Cabot minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with highly-rated counterparties that are reviewed periodically by Cabot.

Interest Rates

      Cabot’s objective in managing its exposure to interest rate changes is to maintain an appropriate balance of fixed and variable rate debt and to match borrowing costs with the economics of Cabot’s business cycles. Cabot may use interest rate swaps to adjust fixed and variable rate debt positions. In October 2001, Cabot entered into four fixed-to-variable interest rate swaps in an aggregate notional amount of $97 million. The swaps are derivative instruments as defined by FAS No. 133, and have been designated as fair value hedges. The swaps hedge the change in the fair value of $97 million of Cabot’s fixed rate medium term notes due to changes in interest rates. The interest rate swaps and the medium term notes they hedge mature on various dates through February 2007. The fair values of the derivative instruments are recorded as other assets in the consolidated balance sheet. A corresponding increase to long-term debt of $5 million was recorded for the change in the fair value of the debt at September 30, 2002. The interest rate swaps were determined to be highly effective and no amount of ineffectiveness was recorded in earnings during the period ended September 30, 2002.

      As part of the CSM acquisition, Cabot assumed interest rate swaps related to the variable rate debt. The swaps economically hedged the risk of changes in market interest rates associated with the variable interest on the debt. The swaps are derivative instruments as defined by FAS No. 133. The interest rate swaps were recorded as other liabilities at their fair value of $1 million on the acquisition date. Subsequent changes in the fair value of these derivative instruments were immaterial. In October 2002, Cabot refinanced the underlying variable rate debt and the swaps were terminated.

      On October 29, 2002, Cabot entered into two new interest rate swaps with an aggregate notional amount of 9.3 billion yen ($75 million). The swaps are variable-for-fixed swaps of the quarterly interest payments on related debt and mature in fiscal 2008. The swaps are derivative instruments as defined by FAS No. 133 and have been designated as cash flow hedges.

Foreign Currency

      Cabot’s international operations are subject to certain risks, including currency fluctuations and government actions. Specifically, during the year ended September 30, 2002, economic and political instability in Argentina and Brazil has led to larger than expected fluctuations in the exchange rates of those countries. The Argentina peso was devalued by more than 70% after the Government was forced to abandon its fixed exchange rate policy that pegged the value of the peso to the U.S. dollar. The Brazilian real has recently weakened to record lows due to concerns related to the possible impact that the October 2002 presidential election could have on the economy. The current depressed state of these functional currencies has resulted in a devaluation of the translated income statements for the year ended September 30, 2002. However, this was partly offset by the benefit of a net U.S. dollar receivable position in these entities. The Company’s Treasury function, under the guidance of the Risk Management Committee, continuously monitors foreign exchange exposures, so that Cabot can respond to changing economic and political environments. Accordingly, Cabot utilizes both short-term forward contracts and net investment hedges to minimize the exposure to foreign currency risk.

      Cabot utilizes short-term forward contracts to hedge receivables and payables denominated in currencies other than its foreign entities’ functional currencies. In 2002, 2001 and 2000 none of Cabot’s forward contracts were designated as hedging instruments under FAS No. 133. Cabot monitors its foreign exchange exposures and adjusts its hedge position accordingly. Cabot’s forward foreign exchange contracts are denominated primarily in the EURO, Japanese yen, British pound sterling, Canadian dollar, Czech Republic koruna and Australian dollar.

      At September 30, 2002 and 2001, Cabot had $39 million and $80 million in foreign currency forward contracts outstanding, respectively. For 2002, 2001 and 2000, the net realized gain or (loss) associated with these types of instruments were zero, $(2) million, and $3 million, respectively. The net unrealized losses as of September 30, 2002 and 2001, based on the fair value of the instruments, were not material to each respective period and have been recorded as expenses. Gains and losses associated with foreign exchange contracts are classified in other charges.

      Cabot also uses non-U.S. dollar denominated derivative and non-derivative financial instruments to hedge its foreign currency risk in Japanese yen.

      On October 24, 2002, Cabot entered into a new 9.3 billion yen ($75 million) three year variable rate term loan agreement with a group of banks to refinance existing debt at CSM. On November 20, 2002, Cabot entered into two cross currency swaps for an aggregate amount of $41 million. Upon maturity of the swaps, Cabot is entitled to receive $41 million U.S. dollars and is obligated to pay 5 billion Japanese yen. Cabot is also entitled to receive semi-annual interest payments on $41 million at 3 Month U.S. dollar LIBOR interest rates and is obligated to make semi-annual interest payments on 5 billion yen at 3 Month Japanese yen LIBOR interest rates.

      The debt and cross currency swaps have been designated as hedges of Cabot’s net investment in Japan and are accounted for under FAS No. 133. Effectiveness of these hedges is based on changes in the spot foreign exchange rates and the balance of Cabot’s yen denominated net investments. The effective portion of the gain or loss on the hedges is recorded in other comprehensive income as an offset to the foreign currency translation gain or loss on Cabot’s Japanese yen net investments. The hedges are expected to be highly effective, and no amount of ineffectiveness is expected to be recorded in earnings.

     Political Risk

      In addition to foreign currency exposure, Cabot is also exposed to political or country risks inherent in doing business in some countries. These risks may include actions of governments (especially those newly appointed), importing and exporting issues, contract loss and asset abandonment. Although Cabot does not believe the possibility of occurrence is likely, the Company actively monitors these risks to reduce any potential adverse effects.

     Share Repurchases

      As a regular practice, Cabot repurchases its shares in order to offset dilution caused by issuing shares under its various employee stock plans. In addition, Cabot may repurchase its shares as a preferred method of returning excess cash to shareholders. From time to time, Cabot enters into derivative instruments in its stock in order to fix the price of stock for delivery at a future date. These agreements provide Cabot with the right to settle forward contracts in cash or an equivalent value of Cabot Corporation common stock. In 2001, Cabot purchased 100,000 shares of its common stock under share repurchase contracts at an average price of $35 per share. There were no open share repurchase contracts at September 30, 2001 and no share repurchase contracts were executed in fiscal 2002.

     Commodities

      Cabot is exposed to price fluctuations in certain commodities, such as feedstock and natural gas. When it owned the LNG segment, from time to time, Cabot entered into commodity futures contracts, commodity price swaps and/or option contracts to hedge a portion of firmly committed and anticipated transactions against natural gas price fluctuations. Cabot monitored its exposure to ensure the overall effectiveness of its hedge positions. In 2000, Cabot realized a $1 million loss on futures contracts. For the years ended September 30, 2002 and 2001, no contracts were executed.

     Concentration of Credit

      Credit risk represents the loss that would be recognized if counterparties failed to completely perform as contracted. Financial instruments that subject Cabot to credit risk consist principally of trade receivables. Furthermore, concentrations of credit risk exist for groups of customers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

      During 2002, 2001 and 2000, Goodyear Tire and Rubber Company accounted for approximately 11%, 10% and 8%, respectively, of Cabot’s consolidated net sales. No other customer individually represented more than 10% of net sales for any period presented. Cabot’s loss of one or more customers that may account for a significant portion of the Company’s sales, or any decrease in sales to any of these customers, could have a material adverse effect on Cabot’s business, financial condition or results of operations. Cabot has no reason to believe that any such loss of customer or decrease in sales will occur.

      Tire manufacturers and customers of the Performance Materials segment comprise significant portions of Cabot’s trade receivable balance. The concentration of credit risk for these major groups of customers is as follows:

	September 30

	2002	2001
(Dollars in millions)
Tire manufacturers	$60	$88
Performance materials customers	57	44

      Cabot has not experienced significant losses in the past from these groups of customers. Cabot monitors its exposure to customer groups to minimize potential credit losses.

     Employee Benefits

      Cabot provides both defined benefit and defined contribution plans for its employees (See Note K.) Cabot is exposed to risk related to the CBP defined benefit plan in the U.S. and several foreign defined benefit plans. Cabot is obligated to pay certain future benefits to employees. Cabot contributes to the plan assets each quarter based on the estimated future obligation. If the fair value of plan assets held for the defined benefit plans decreases due to market conditions, the expense to Cabot for providing these benefits could increase in future years. At September 30, 2002, the projected obligation for pension benefits was greater than the fair value of related plan assets by $14 million. Cabot has a projected benefit obligation for pension benefits of $258 million and a fair value of related plan assets of $244 million.

      Cabot is partially self-insured for certain third party liability, workers’ compensation and employee health benefits in the United States and Canada. The third party and workers’ compensation liabilities are managed through a wholly-owned insurance captive and the related liabilities are included in the consolidated financial statements. Cabot’s policy is to accrue amounts equal to the actuarially determined liabilities. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs and changes in actual experience could cause these estimates to change.

Note S.     Financial Information by Segment & Geographic Area

     Segment Information

      Cabot’s operations are organized into market-focused strategic business units (SBUs), each having responsibility for individual global marketing strategies, day-to-day business operations and new product development. Under FAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, these SBUs aggregate into three reportable segments: Chemical Businesses (which includes carbon black, fumed metal oxides, inkjet colorants and aerogels), Performance Materials and Specialty Fluids. Cabot organized into SBUs to better direct its technical strengths and focus on key markets. Cabot’s business segment reporting under FAS No. 131 is consistent with the financial reporting structure incorporated in Cabot’s management reporting.

      The Chemical Businesses primarily produce carbon black, fumed metal oxides, inkjet colorants and aerogels. Carbon black is a fine particle used as an agent for rubber reinforcement, pigmentation, conductivity or UV protection. Carbon black is produced in a wide variety of commodity and specialty grades. Some of the end products which use carbon black include tires, rubber hoses, roofing materials, inks, paints and sealants. Fumed metal oxides are ultra fine, high-purity particles used as reinforcing, thickening, abrasive, thixotropic, suspending or anti-caking agents. The automotive, construction, microelectronics and consumer products industries use fumed metal oxides in their sealants, coatings, silicone rubber, adhesives, polishing and cosmetics. Inkjet colorants are high-purity black and other pigment dispersions used in inkjet printing applications. Aerogels are hydrophobic silica particles with potential uses in a wide variety of thermal and sound insulation applications. The aerogels business has a new semi-works facility and is in the start-up phase of the business.

      The Performance Materials segment produces tantalum, niobium and their alloys for the electronic materials and refractory metals industries. Tantalum, which accounts for the majority of this segment’s sales, is produced in various forms, including powder and wire for electronic capacitors. Tantalum, niobium and their alloys are also produced in wrought form for non-electronic applications, such as chemical process equipment, the production of superalloys and for various other industrial and aerospace applications.

      The Specialty Fluids segment produces cesium formate as a drilling and completion fluid for use in high pressure and high temperature oil and gas well operations. Cesium formate products are solids-free, high density fluids that have a low viscosity, permitting them to flow readily in oil and gas wells. The fluid is resistant to high temperatures, does not damage producing reservoirs and is readily biodegradable. The Specialty Fluids business also markets fine cesium chemicals to various industrial chemical companies, mined spodumene for the pyroceramics industry, and also mines and produces tantalum ore for shipment to Cabot’s Performance Materials business.

      The accounting policies of the segments are the same as those described in the summary of “Significant Accounting Policies.” Exceptions are noted as follows and are incorporated in the tables on the following page. Revenues from external customers for certain operating segments within the Chemical Businesses include 100% of equity affiliate sales. Transfers of ore to Performance Materials from Specialty Fluids are generally valued at market-based prices, and revenues generated by these transfers are shown as segment revenues from external customers. Segment profit is a measure used by Cabot’s operating decision makers to measure consolidated operating results and assess segment performance. Cabot evaluates the performance of its segments and allocates resources based on segment profit or loss before taxes (PBT). Segment PBT includes equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest and corporate governance costs, and excludes interest expense, foreign currency transaction gains and losses, interest income, dividend income, non-allocated corporate overhead and special items (Note B). Cash, short-term investments, investments other than equity basis, income taxes receivable, deferred taxes and headquarters’ assets are included in Unallocated and Other. Expenditures for additions to long-lived assets include total equity and other investments (including available-for-sale securities), property, plant and equipment, and intangible assets.

      Financial information by segment is as follows:

	Chemical	Performance	Specialty	Segment	Unallocated	Consolidated
	Businesses	Materials	Fluids	Total	and Other(1)	Total
(Dollars in millions)
Years Ended September 30
2002
Revenues from external customers(2)	$1,252	$301	$28	$1,581	$(24)	$1,557
Depreciation and amortization(3)	88	14	4	106	3	109
Equity in net income of affiliated companies	4	1	—	5	—	5
Profit (loss) from continuing operations before taxes(4)	101	79	2	182	(48)	134
Assets(5)	1,190	565	58	1,813	254	2,067
Investment in equity-basis affiliates	47	1	—	48	—	48
Total expenditures for additions to long-lived assets(6)	92	141	3	236	18	254
2001
Revenues from external customers(2)	$1,335	$329	$27	$1,691	$(21)	$1,670
Depreciation and amortization(3)	98	10	4	112	3	115
Equity in net income of affiliated companies	5	15	—	20	—	20
Profit (loss) from continuing operations before taxes(4)	121	78	—	199	(49)	150
Assets(5)	1,155	249	55	1,459	460	1,919
Investment in equity-basis affiliates	47	29	—	76	—	76
Total expenditures for additions to long-lived assets(6)	87	25	3	115	18	133
2000
Revenues from external customers(2)	$1,360	$215	$20	$1,595	$(21)	$1,574
Depreciation and amortization(3)	105	9	2	116	13	129
Equity in net income of affiliated companies	5	8	—	13	—	13
Profit (loss) from continuing operations before taxes(4)	180	38	(3)	215	(58)	157
Assets(5)	1,168	195	47	1,410	724	2,134
Investment in equity-basis affiliates	47	27	—	74	—	74
Total expenditures for additions to long-lived assets(6)	87	12	1	100	53	153

(1)	Unallocated and Other includes certain corporate items and eliminations that are not allocated to the operating segments.

(2)	Revenues from external customers for certain operating segments includes 100% of equity affiliate sales and transfers of materials at cost and at market-based prices. Unallocated and Other reflects an adjustment for these equity affiliate sales and interoperating segment revenues and includes royalties paid by equity affiliates offset by external shipping and handling fees:

	2002	2001	2000

Equity affiliate sales	$(63)	$(63)	$(74)
Royalties paid by equity affiliates	5	6	6
Shipping and handling fees	41	44	57
Interoperating segment revenues	(7)	(8)	(10)

Total	$(24)	$(21)	$(21)

(3)	Unallocated and Other includes depreciation and amortization for the discontinued businesses, Cabot Liquefied Natural Gas and Cabot Microelectronics Corporation, amounting to $9 million for the fiscal year 2000.

(4)	Profit or loss from continuing operations before taxes for Unallocated and Other includes:

	2002	2001	2000

Interest expense	$(28)	$(32)	$(33)
Corporate governance costs/other expenses, net (a)	2	27	(1)
Equity in net income of affiliated companies	(5)	(20)	(13)
Foreign currency transaction gains (losses) (b)	—	(3)	(1)
Special charges (Note B)	(17)	(21)	(10)

Total	$(48)	$(49)	$(58)

(a)	Corporate governance costs/other expenses, net includes costs previously allocated to discontinued businesses reduced by investment income and certain other expenses. Other expenses in fiscal 2002 include an $8 million charge for pension and postretirement benefit plans (Note T).

(b)	Net of other hedging activity.

(5)	Unallocated and Other assets includes cash, short-term investments, investments other than equity basis, income taxes receivable, deferred taxes and headquarters’ assets.

(6)	Expenditures for additions to long-lived assets include total equity and other investments (including available-for-sale securities), property, plant and equipment, and intangible assets. In addition, included in Unallocated and Other are the expenditures for additions to long-lived assets for the discontinued businesses, Cabot Liquefied Natural Gas and Cabot Microelectronics Corporation, amounting to $45 million for the fiscal year 2000.

Geographic Information

      Sales are attributed to the United States and to all foreign countries based on the customer location (region of sale) and not on the geographic location from which goods were shipped (region of manufacture). Revenues from external customers attributable to an individual country, other than the United States and Japan, were not material for disclosure. No single country other than the United States and Japan has material long-lived assets. As stated in Note R, only one customer in the Chemical Businesses represents 10% or more of Cabot’s revenue in fiscal 2002 and 2001.

      Revenues from external customers and long-lived asset information by geographic area are summarized as follows:

	United		Other Foreign	Consolidated
Years Ended September 30	States	Japan	Countries	Total

(Dollars in millions)
2002
Revenues from external customers	$644	$88	$825	$1,557
Long-lived assets (1)	429	137	512	1,078
2001
Revenues from external customers	$757	$31	$882	$1,670
Long-lived assets (1)	397	24	512	$933
2000
Revenues from external customers	$671	$32	$871	$1,574
Long-lived assets (1)	391	38	499	928

(1)	Long-lived assets include total equity and other investments, (including available-for-sale securities), net property, plant and equipment, and net intangible assets.

Note T Unaudited Quarterly Financial Information

      Unaudited financial results by quarter for the fiscal years ended September 30, 2002, and 2001, are summarized below and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operation.

      In the fourth quarter of 2002, Cabot had an effective tax rate of (3%), which reduced the overall effective tax rate for the full fiscal year to 22%. The reduction in the tax rate was primarily due to an increased benefit associated with the favorable settlement of a customer dispute that resulted in additional export sales, lower earnings and the fact that actual tax return liabilities were lower than expected. Also during the fourth quarter of 2002, Cabot concluded a review of its pension and postretirement benefit plans, resulting in an operating charge of $8 million and was not material to the consolidated results.

	December	March		June		September		Year
(Dollars in millions, except per share amounts)
Fiscal 2002
Net sales	$377	$350		$390		$440		$1,557
Gross margin	117	103		98		111		429
Net income from continuing operations	38	26	(a)	18	(b)	23	(c)	105
Income from discontinued businesses, net of income taxes	—	—		1		—		1
Dividends on preferred stock, net of tax benefit	(1)	(1)		—		(1)		(3)
Income available to common shares	$37	$25		$19		$22		$103

Income from continuing operations per common share(diluted)	$0.53	$0.36		$0.27		$0.32		$1.48
Discontinued per common share(diluted)	—	—		0.01		—		0.02
Income per common share(diluted)	$0.53	$0.36		$0.28		$0.32		$1.50

Fiscal 2001
Net sales	$395	$458		$436		$381		$1,670
Gross margin	90	119		120		105		433
Net income from continuing operations	28	28	(d)	38	(e)	27	(f)	121
Gain on sale of discontinued business, net of income taxes	—	3		—		—		3
Dividends on preferred stock, net of tax benefit	(1)	(1)		—		(1)		(3)
Income available to common shares	$27	$30		$38		$26		$121

Income from continuing operations per common share(diluted)	$0.37	$0.36		$0.51		$0.38		$1.62
Gain on sale of discontinued business per common share(diluted)	—	0.04		—		—		0.04
Income per common share(diluted)	$0.37	$0.40		$0.51		$0.38		$1.66

(a)	Includes a $2 million asset impairment charge and a $1 million charge for non-capitalizable transaction costs, both associated with the purchase of CSM.

(b)	Includes a $5 million charge to increase the respirator claims reserve, a $3 million asset impairment charge for the cancellation of a Performance Materials expansion project and a $1 million benefit from insurance recoveries.

(c)	Includes an $8 million asset impairment charge to discontinue an energy project, a $3 million charge to increase an environmental reserve, a $2 million charge related to a discontinued business and a $1 million charge for a reduction in force at the Boyertown Performance Materials facility. It also includes a $7 million benefit for insurance recoveries.

(d)	Includes a charge related to the retirement of the Chief Executive Officer. Included in the charge is $10 million relating to the accelerated vesting of shares issued under the Long Term Incentive Compensation Plan and a $7 million cash payment.

(e)	Includes a $3 million charge to accelerate the vesting of shares issued under the Long Term Incentive Compensation Plan and a $1 million cash payment related to the resignation of the Chief Financial Officer.

(f)	Includes a $2 million charge related to the discontinuance of a toll manufacturing agreement and benefits of a $1 million insurance recovery and a $1 million recovery of costs related to one of the 2000 plant closings.

Selected Financial Data — Five Year Summary

	Years Ended September 30

	2002	2001	2000	1999	1998
(Dollars in millions, except
per share amounts and ratios)
Consolidated Income
Net sales and other operating revenues	$1,557	$1,670	$1,574	$1,405	$1,443
Cost of sales	1,128	1,237	1,164	991	985

Gross profit	429	433	410	414	458

Selling and administrative expenses	219	208	173	186	187
Research and technical service	48	48	43	58	70
Special charges(a)	14	22	10	26	85

Income from operations	148	155	184	144	116

Interest and dividend income	9	28	6	4	5
Interest expense	(28)	(32)	(33)	(39)	(36)
Special (charges) income(b)	(3)	1	—	—	—
Gain on sale of assets	—	—	—	10	90
Other (charges) income	8	(2)	—	(6)	(16)

Income from continuing operations before income taxes	134	150	157	113	159

Provision for income taxes(c)	(30)	(42)	(57)	(41)	(57)
Equity in net income of affiliated companies	5	20	13	13	17
Minority interest	(4)	(7)	(5)	(3)	(3)

Net income from continuing operations	105	121	108	82	116

Discontinued operations:(d)
Income from operations of discontinued businesses, net of income taxes	1	—	36	15	6
Gain on sale of business, net of income taxes(e)	—	3	309	—	—

Net income	$106	$124	$453	$97	$122

Common Share Data
Diluted Net Income:
Continuing operations	1.48	1.62	1.46	1.11	1.53
Discontinued operations:
Income from operations of discontinued businesses	0.02	—	0.49	0.20	0.08
Gain on sale of business	—	0.04	4.25	—	—

Net Income	1.50	1.66	6.20	1.31	1.61

Dividends	0.52	0.48	0.44	0.44	0.42
Stock prices(f) — High	41.13	41.35	21.97	18.05	22.31
Low	21.00	18.56	10.55	11.37	12.48
Close	21.00	39.90	18.19	13.63	14.31
Average diluted shares outstanding — millions	71	74	73	73	75
Shares outstanding at year end — millions	62	63	68	67	67

	Years Ended September 30

	2002	2001	2000	1999	1998
(Dollars in millions, except
per share amounts and ratios)
Consolidated Financial Position
Total current assets	$959	$968	$1,190	$659	$619
Net property, plant and equipment	885	807	806	1,024	978
Other assets	223	144	138	159	208

Total assets	$2,067	$1,919	$2,134	$1,842	$1,805

Total current liabilities	$286	$291	$494	$450	$536
Long-term debt	495	419	329	419	316
Other long-term liabilities and minority interest	309	259	264	267	247
Stockholders’ equity	977	950	1,047	706	706

Total liabilities and stockholders’ equity	$2,067	$1,919	$2,134	$1,842	$1,805

Working capital	$673	$677	$696	$209	$83

Selected Financial Ratios
Income from continuing operations as a percentage of sales	7%	7%	7%	6%	8%
Return on average stockholders’ equity	11%	12%	58%	13%	16%
Net debt to capitalization ratio	27%	9%	(29%)	44%	43%

(a)	Special charges from operations for 2002 includes a $5 million charge for the respirator claims liability, a $5 million asset impairment, a $3 million charge to increase the environmental reserve, an $8 million charge related to the cancellation of an energy project, a $1 million charge for severance, and the benefit of $8 million for insurance recoveries. Special charges from operations for 2001 include a $2 million charge related to the discontinuance of a toll manufacturing agreement and the benefit of a $1 million insurance recovery. Additionally, results include a $10 million and $3 million charge to accelerate the vesting of the shares under the Long Term Incentive Compensation Plan, and a $7 million and $1 million cash payment related to the retirement of the Chief Executive Officer and the resignation of the Chief Financial Officer, respectively. The 2000 special items reflect an $18 million charge for the closure of two plants, a $2 million environmental charge and a benefit of a $10 million insurance recovery. Special items in 1999 include a $26 million charge for cost reduction initiatives and capacity utilization and a $10 million gain from the sale of 1 million shares of K N Energy, Inc. Special items for 1998 include a $60 million asset impairment charge in the Chemical Businesses, a $25 million write-off of a tantalum ore recovery project in the Performance Materials segment and a $90 million gain from the sale of the 2 million shares of K N Energy, Inc.

(b)	Special non-operating special charges for 2002 include a $2 million of costs related to a translation adjustment at a closed plant and a $1 million charge for non-capitalizable currency transaction costs related to the acquisition of CSM. In 2001, non-operating special income included a $1 million recovery of costs related to a translation adjustment at a closed plant in 2000.

(c)	The Company’s effective tax rate was 22% for fiscal 2002 compared to 28% for fiscal 2001. The fiscal 2002 reduction in the tax rate was primarily due to an increased benefit associated with the favorable settlement of a customer dispute that resulted in additional export sales, lower earnings and the fact that actual tax return liabilities were lower than expected. Prior to 2001, the Company’s effective tax rate was 36%.

(d)	The Liquefied Natural Gas (LNG) and Cabot Microelectronics businesses are presented as Discontinued Operations.

(e)	Gain from the sale of the Liquefied Natural Gas (LNG) business net of tax.

(f)	The stock prices presented above are adjusted to reflect the 2000 stock dividend distribution of Cabot’s ownership in Cabot Microelectronics.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cabot Corporation:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cabot Corporation and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

October 24, 2002

Item 9.     Changes In and Disagreements With Accountants and Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required regarding the executive officers of Cabot is included at the end of Part I in the table following Item 4 captioned “Executive Officers of the Registrant.” Certain information required regarding the directors of Cabot is contained in the Registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders (“Proxy Statement”) under the heading “Certain Information Regarding Directors.” Certain required information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is contained in the Proxy Statement under the heading “Compliance with Section 16(a) of the Exchange Act.” All of such information is incorporated herein by reference from the Proxy Statement.

Item 11.     Executive Compensation

      The information required is contained in the Proxy Statement under the heading “Executive Compensation.” All of such information is incorporated herein by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required is contained in the Proxy Statement under the heading “Beneficial Stock Ownership of Directors, Executive Officers and Persons Owning More than Five Percent of Common Stock.” All of such information is incorporated herein by reference from the Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

      The information required is contained in the Proxy Statement under the heading “Certain Relationships and Related Transactions.” All of such information is incorporated herein by reference from the Proxy Statement.

Item 14.     Controls and Procedures.

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board, President and Chief Executive Officer, and its Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their last evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Financial Statements. The following appear in Item 8 in this annual report on Form 10-K for the fiscal year ended September 30, 2002:

      (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the quarter ended September 30, 2002:

1. A Current Report on Form 8-K dated August 5, 2002, announcing that one of the Company’s tantalum customers had filed a complaint against the Company relating to a supply agreement between the parties, was filed with the Commission on August 6, 2002.

2. A Current Report on Form 8-K dated August 14, 2002, announcing that the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the Company had signed and filed with the Commission the Statement Under Oath required by the Commission’s Order of June 27, 2002, was filed with the Commission on August 14, 2002.

      (c) Exhibits. (Not included in copies of the Form 10-K sent to stockholders.)

      The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K. The Company will furnish to any stockholder, upon written request, any exhibit listed below, upon payment by such stockholder to the Company of the Company’s reasonable expenses in furnishing such exhibit.

Exhibit
Number		Description

3(a)	—	Certificate of Incorporation of Cabot Corporation restated effective October 24, 1983, as amended February 14, 1985, December 3, 1986, February 19, 1987, November 18, 1988, November 24, 1995 and March 12, 1996 (incorporated herein by reference to Exhibit 3(a) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1996, file reference 1-5667, filed with the Commission on December 24, 1996).
3(b)	—	The By-laws of Cabot Corporation as of January 11, 1991 (incorporated herein by reference to Exhibit 3(b) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the Commission on December 27, 1991).
4(a)(i)	—	Rights Agreement, dated as of November 10, 1995, between Cabot Corporation and The First National Bank of Boston as Rights Agent (incorporated herein by reference to Exhibit 1 of Cabot’s Registration Statement on Form 8-A, file reference 1-5667, filed with the Commission on November 13, 1995).

Exhibit
Number		Description

4(a)(ii)	—	Amendment No. 1 to Rights Agreement dated July 12, 2002, between Fleet National Bank, as Rights Agent, and Cabot Corporation dated November 10, 1995 (incorporated herein by reference to Exhibit 4.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, file reference 1-5667, filed with the Commission on August 14, 2002).
4(b)(i)	—	Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (incorporated herein by reference to Exhibit 4 of Amendment No. 1 to Cabot’s Registration Statement on Form S-3, Registration No. 33-18883, filed with the Commission on December 10, 1987).
4(b)(ii)	—	First Supplemental Indenture dated as of June 17, 1992, to Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (incorporated by reference to Exhibit 4.3 of Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-48686, filed with the Commission on June 18, 1992).
4(b)(iii)	—	Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, file reference 1-5667, filed with the Commission on February 14, 1997).
4(b)(iv)	—	Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K, dated November 20, 1998, file reference 1-5667, filed with the Commission on November 20, 1998).
10(a)	—	Credit Agreement, dated as of July 13, 2001, among Cabot Corporation, the banks listed therein and Fleet National Bank, as Agent (incorporated by reference to Exhibit 10(a) of Cabot’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001, file reference 1-5667, filed with the Commission on December 20, 2001).
10(b)(i)*	—	1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 28 of Cabot’s Registration Statement on Form S-8, Registration No. 333-03683, filed with the Commission on May 14, 1996).
10(b)(ii)*	—	1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, file reference 1-5667, filed with the Commission on May 17, 1999).
10(b)(iii)*	—	Amendments to Cabot Corporation 1996 and 1999 Equity Incentive Plans, dated May 12, 2000 (incorporated herein by reference to Exhibit 10 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, file reference 1-5667, filed with the Commission on May 15, 2000).
10(b)(iv)*	—	Amendment to 1999 Equity Incentive Plan dated March 7, 2002 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002, file reference 1-5667, filed with the Commission on May 15, 2002).
10(c)	—	Note Purchase Agreement between John Hancock Mutual Life Insurance Company, State Street Bank and Trust Company, as trustee for the Cabot Corporation Employee Stock Ownership Plan, and Cabot Corporation, dated as of November 15, 1988 (incorporated by reference to Exhibit 10(c) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1988, file reference 1-5667, filed with the Commission on December 29, 1988).

Exhibit
Number		Description

10(d)(i)*	—	Supplemental Cash Balance Plan (incorporated herein by reference to Exhibit 10(e)(i) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December 22, 1994).
10(d)(ii)*	—	Supplemental Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10(e)(ii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December 22, 1994).
10(d)(iii)*	—	Supplemental Retirement Incentive Savings Plan (incorporated herein by reference to Exhibit 10(e)(iii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December 22, 1994).
10(d)(iv)*	—	Supplemental Employee Benefit Agreement with John G.L. Cabot (incorporated herein by reference to Exhibit 10(f) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1987, file reference 1-5667, filed with the Commission on December 28, 1987).
10(d)(v)*	—	Cabot Corporation Deferred Compensation Plan dated January 1, 1995 (incorporated herein by reference to Exhibit 10(e)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the Commission on December 29, 1995).
10(d)(vi)*	—	Amendment 1997-I to Cabot Corporation Deferred Compensation Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1997, file reference 1-5667, filed with the Commission on December 24, 1997).
10(e)	—	Group Annuity Contract No. GA-6121 between The Prudential Insurance Company of America and State Street Bank and Trust Company, dated June 28, 1991 (incorporated herein by reference to Exhibit 10(h) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the Commission on December 27, 1991).
10(f)*	—	Non-employee Directors’ Stock Compensation Plan (incorporated herein by reference to Exhibit A of Cabot’s Proxy Statement for its 1992 Annual Meeting of Stockholders, file reference 1-5667, filed with the Commission on December 27, 1991).
10(g)(i)	—	Asset Transfer Agreement, dated as of June 13, 1995, among Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation, Cabot Safety Holdings Corporation and Cabot Safety Acquisition Corporation (incorporated herein by reference to Exhibit 2(a) of Cabot Corporation’s Current Report on Form 8-K, dated July 11, 1995, file reference 1-5667, filed with the Commission July 26, 1995).
10(g)(ii)	—	Stockholders’ Agreement, dated as of July 11, 1995, among Vestar Equity Partners, L.P., Cabot CSC Corporation, Cabot Safety Holdings Corporation, Cabot Corporation and various other parties thereto (incorporated herein by reference to Exhibit 2(b) of Cabot Corporation’s Current Report on Form 8-K, dated July 11, 1995, file reference 1-5667, filed with the Commission July 26, 1995).

Exhibit
Number		Description

10(h)*	—	Cabot Corporation Senior Management Severance Protection Plan, effective January 9, 1998 (incorporated herein by reference to Exhibit 10(a) of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, file reference 1-5667, filed with the Commission February 17, 1998).
10(i)*	—	Cabot Corporation Key Employee Severance Protection Plan, effective January 9, 1998 (incorporated herein by reference to Exhibit 10(b) of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, file reference 1-5667, filed with the Commission February 17, 1998).
10(j)*	—	Cabot Corporation Short-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, file reference 1-5667, filed with the Commission on May 14, 2001).
10(k)	—	Stock Purchase and Sale Agreement, dated as of July 13, 2000, by and among Cabot Business Trust, Cabot Corporation, Tractebel, Inc. and Tractebel, S.A. (incorporated herein by reference to Exhibit 2 of Cabot Corporation’s Report on Form 8-K dated October 2, 2000, file reference 1-5667, filed with the Commission on October 3, 2000).
10(l)	—	Revolving Credit Agreement dated as of November 10, 2000 among Cabot Finance B.V., Fleet National Bank, Commerzbank AG, and other lending institutions listed therein, including First Amendment to Revolving Credit Agreement (incorporated herein by reference to Exhibit 10 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000, file reference 1-5667, filed with the Commission on February 14, 2001).
10(m)†	—	Loan Agreement, dated October 15, 2002, among Cabot Corporation, Mizuho Corporate Bank, Ltd., New York Branch and the banks listed on the signature pages thereto.
12†	—	Statement Re: Computation of Ratios of Earnings to Fixed Charges.
21†	—	List of Significant Subsidiaries.
23†	—	Consent of PricewaterhouseCoopers LLP.
99.1†	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbenes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

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

CABOT CORPORATION

Date: December 23, 2002

By: /s/ KENNETT F. BURNES

Kennett F. Burnes
Chairman of the Board, President
and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ KENNETT F. BURNES Kennett F. Burnes	Director, Chairman of the Board, President and Chief Executive Officer	December 23, 2002

/s/ JOHN A. SHAW John A. Shaw	Executive Vice President and Chief Financial Officer (principal financial officer)	December 23, 2002

/s/ EDUARDO E. CORDEIRO Eduardo E. Cordeiro	Controller (principal accounting officer)	December 23, 2002

/s/ JOHN G.L. CABOT John G.L. Cabot	Director	December 23, 2002

/s/ JOHN S. CLARKSON John S. Clarkeson	Director	December 23, 2002

/s/ ARTHUR L. GOLDSTEIN Arthur L. Goldstein	Director	December 23, 2002

/s/ GAUTAM S. KAJI Gautam S. Kaji	Director	December 23, 2002

/s/ RODERICK C.G. MACLEOD Roderick C.G. MacLeod	Director	December 23, 2002

/s/ JOHN H. MCARTHUR John H. McArthur	Director	December 23, 2002

Signatures	Title	Date

/s/ JOHN F. O’BRIEN John F. O’Brien	Director	December 23, 2002

/s/ RONALDO H. SCHMITZ Ronaldo H. Schmitz	Director	December 23, 2002

/s/ LYDIA W. THOMAS Lydia W. Thomas	Director	December 23, 2002

/s/ MARK S. WRIGHTON Mark S. Wrighton	Director	December 23, 2002

CERTIFICATIONS

I, Kennett F. Burnes, certify that:

      1.     I have reviewed this annual report on Form 10-K of Cabot Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KENNETT F. BURNES

Kennett F. Burnes
Chairman of the Board, President
and Chief Executive Officer

Date: December 23, 2002

I, John A. Shaw, certify that:

      1.     I have reviewed this annual report on Form 10-K of Cabot Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN A. SHAW

John A. Shaw
Executive Vice President and
Chief Financial Officer

Date: December 23, 2002

EXHIBIT INDEX

Exhibit
Number		Description

3(a)	—	Certificate of Incorporation of Cabot Corporation restated effective October 24, 1983, as amended February 14, 1985, December 3, 1986, February 19, 1987, November 18, 1988, November 24, 1995 and March 12, 1996 (incorporated herein by reference to Exhibit 3(a) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1996, file reference 1-5667, filed with the Commission on December 24, 1996).
3(b)	—	The By-laws of Cabot Corporation as of January 11, 1991 (incorporated herein by reference to Exhibit 3(b) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the Commission on December 27, 1991).
4(a)(i)	—	Rights Agreement, dated as of November 10, 1995, between Cabot Corporation and The First National Bank of Boston as Rights Agent (incorporated herein by reference to Exhibit 1 of Cabot’s Registration Statement on Form 8-A, file reference 1-5667, filed with the Commission on November 13, 1995).
4(a)(ii)	—	Amendment No. 1 to Rights Agreement dated July 12, 2002, between Fleet National Bank, as Rights Agent, and Cabot Corporation dated November 10, 1995 (incorporated herein by reference to Exhibit 4.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, file reference 1-5667, filed with the Commission on August 14, 2002).
4(b)(i)	—	Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (incorporated herein by reference to Exhibit 4 of Amendment No. 1 to Cabot’s Registration Statement on Form S-3, Registration No. 33-18883, filed with the Commission on December 10, 1987).
4(b)(ii)	—	First Supplemental Indenture dated as of June 17, 1992, to Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (incorporated by reference to Exhibit 4.3 of Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-48686, filed with the Commission on June 18, 1992).
4(b)(iii)	—	Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, file reference 1-5667, filed with the Commission on February 14, 1997).
4(b)(iv)	—	Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K, dated November 20, 1998, file reference 1-5667, filed with the Commission on November 20, 1998).
10(a)	—	Credit Agreement, dated as of July 13, 2001, among Cabot Corporation, the banks listed therein and Fleet National Bank, as Agent (incorporated herein by reference to Exhibit 10(a) of Cabot’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001, file reference 1-5667, filed with the Commission on December 20, 2001).
10(b)(i)*	—	1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 28 of Cabot’s Registration Statement on Form S-8, Registration No. 333-03683, filed with the Commission on May 14, 1996).
10(b)(ii)*	—	1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, file reference 1-5667, filed with the Commission on May 17, 1999).

Exhibit
Number		Description

10(b)(iii)*	—	Amendments to Cabot Corporation 1996 and 1999 Equity Incentive Plans, dated May 12, 2000 (incorporated herein by reference to Exhibit 10 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, file reference 1-5667, filed with the Commission on May 15, 2000).
10(b)(iv)*	—	Amendment to 1999 Equity Incentive Plan dated March 7, 2002 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002, file reference 1-5667, filed with the Commission on May 15, 2002).
10(c)	—	Note Purchase Agreement between John Hancock Mutual Life Insurance Company, State Street Bank and Trust Company, as trustee for the Cabot Corporation Employee Stock Ownership Plan, and Cabot Corporation, dated as of November 15, 1988 (incorporated by reference to Exhibit 10(c) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1988, file reference 1-5667, filed with the Commission on December 29, 1988).
10(d)(i)*	—	Supplemental Cash Balance Plan (incorporated herein by reference to Exhibit 10(e)(i) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December 22, 1994).
10(d)(ii)*	—	Supplemental Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10(e)(ii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December 22, 1994).
10(d)(iii)*	—	Supplemental Retirement Incentive Savings Plan (incorporated herein by reference to Exhibit 10(e)(iii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December 22, 1994).
10(d)(iv)*	—	Supplemental Employee Benefit Agreement with John G.L. Cabot (incorporated herein by reference to Exhibit 10(f) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1987, file reference 1-5667, filed with the Commission on December 28, 1987).
10(d)(v)*	—	Cabot Corporation Deferred Compensation Plan dated January 1, 1995 (incorporated herein by reference to Exhibit 10(e)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the Commission on December 29, 1995).
10(d)(vi)*	—	Amendment 1997-I to Cabot Corporation Deferred Compensation Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1997, file reference 1-5667, filed with the Commission on December 24, 1997).
10(e)	—	Group Annuity Contract No. GA-6121 between The Prudential Insurance Company of America and State Street Bank and Trust Company, dated June 28, 1991 (incorporated herein by reference to Exhibit 10(h) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the Commission on December 27, 1991).
10(f)*	—	Non-employee Directors’ Stock Compensation Plan (incorporated herein by reference to Exhibit A of Cabot’s Proxy Statement for its 1992 Annual Meeting of Stockholders, file reference 1-5667, filed with the Commission on December 27, 1991).
10(g)(i)	—	Asset Transfer Agreement, dated as of June 13, 1995, among Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation, Cabot Safety Holdings Corporation and Cabot Safety Acquisition Corporation (incorporated herein by reference to Exhibit 2(a) of Cabot Corporation’s Current Report on Form 8-K, dated July 11, 1995, file reference 1-5667, filed with the Commission July 26, 1995).

Exhibit
Number		Description

10(g)(ii)	—	Stockholders’ Agreement, dated as of July 11, 1995, among Vestar Equity Partners, L.P., Cabot CSC Corporation, Cabot Safety Holdings Corporation, Cabot Corporation and various other parties thereto (incorporated herein by reference to Exhibit 2(b) of Cabot Corporation’s Current Report on Form 8-K, dated July 11, 1995, file reference 1-5667, filed with the Commission July 26, 1995).
10(h)*	—	Cabot Corporation Senior Management Severance Protection Plan, effective January 9, 1998 (incorporated herein by reference to Exhibit 10(a) of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, file reference 1-5667, filed with the Commission February 17, 1998).
10(i)*	—	Cabot Corporation Key Employee Severance Protection Plan, effective January 9, 1998 (incorporated herein by reference to Exhibit 10(b) of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, file reference 1-5667, filed with the Commission February 17, 1998).
10(j)*	—	Cabot Corporation Short-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, file reference 1-5667, filed with the Commission on May 14, 2001).
10(k)	—	Stock Purchase and Sale Agreement, dated as of July 13, 2000, by and among Cabot Business Trust, Cabot Corporation, Tractebel, Inc. and Tractebel, S.A. (incorporated herein by reference to Exhibit 2 of Cabot Corporation’s Report on Form 8-K dated October 2, 2000, file reference 1-5667, filed with the Commission on October 3, 2000).
10(l)	—	Revolving Credit Agreement dated as of November 10, 2000 among Cabot Finance B.V., Fleet National Bank, Commerzbank AG, and other lending institutions listed therein, including First Amendment to Revolving Credit Agreement (incorporated herein by reference to Exhibit 10 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000, file reference 1-5667, filed with the Commission on February 14, 2001).
10(m)†	—	Loan Agreement, dated October 15, 2002, among Cabot Corporation, Mizuho Corporate Bank, Ltd., New York Branch and the banks listed on the signature pages thereto.
12†	—	Statement Re: Computation of Ratios of Earnings to Fixed Charges.
21†	—	List of Significant Subsidiaries.
23†	—	Consent of PricewaterhouseCoopers LLP.
99.1†	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.