Form 10-Q
period 2002-12-31
CABOT CORP
filed 2003-02-14
CIK 16040

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

December 31, 2002

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 1-5667

Cabot Corporation

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	04-2271897 (I.R.S. Employer Identification No.)

Two Seaport Lane Boston, Massachusetts (Address of principal executive offices)	02210-2019 (Zip Code)

Registrant’s telephone number, including area code: (617) 345-0100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes    [X]   No [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes    [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

As of January 31, 2003, the Company had 61,621,000 shares of Common
Stock, par value $1 per share, outstanding.

CABOT CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CABOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended December 31, 2002 and 2001

(In millions, except per share amounts)

UNAUDITED

	2002	2001

Net sales and other operating revenues	$408	$377
Cost of sales	291	260

Gross profit	117	117

Selling and administrative expenses	52	48
Research and technical service	11	11

Income from operations	54	58
Other income and expense
Interest and dividend income	1	3
Interest expense	(7)	(8)
Other (charges) income	(3)	(1)

Income from continuing operations before income taxes	45	52
Provision for income taxes	(11)	(15)
Equity in net income of affiliated companies, net of tax zero and $1	1	2
Minority interest in net income, net of tax	(2)	(1)

Net income	33	38
Dividends on preferred stock, net of tax benefit	(1)	(1)

Income available to common shares	$32	$37

Weighted-average common shares outstanding:
Basic	59	59

Diluted	70	72

Income per common share:
Basic	$0.56	$0.63

Diluted	$0.48	$0.53

Dividends per common share	$0.13	$0.13

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and September 30, 2002

(In millions)

ASSETS

	December 31,	September 30,
	2002	2002

	(Unaudited)
Current assets:
Cash and cash equivalents	$125	$159
Accounts and notes receivable, net of reserve for doubtful accounts of $4 and $4	344	304
Inventories:
Raw materials	136	120
Work in process	150	156
Finished goods	154	124
Other	38	35

Total inventories	478	435
Prepaid expenses	52	41
Deferred income taxes	22	20

Total current assets	1,021	959

Investments:
Equity	47	48
Other	19	32

Total investments	66	80

Property, plant and equipment	2,079	2,019
Accumulated depreciation and amortization	(1,187)	(1,134)

Net property, plant and equipment	892	885

Other assets:
Goodwill	102	105
Other intangible assets, net of accumulated amortization of $5 and $5	8	8
Deferred income taxes	4	4
Other assets	19	26

Total other assets	133	143

Total assets	$2,112	$2,067

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and September 30, 2002

(In millions, except for share amounts)

LIABILITIES & STOCKHOLDERS’ EQUITY

	December 31,	September 30,
	2002	2002

	(Unaudited)
Current liabilities:
Notes payable to banks	$15	$40
Current portion of long-term debt	3	5
Accounts payable and accrued liabilities	230	238
Deferred income taxes	3	3

Total current liabilities	251	286

Long-term debt	532	495
Deferred income taxes	106	104
Other liabilities	177	170
Commitments and contingencies (Note H)
Minority interest	38	35
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Series A Junior Participating Preferred Stock
Issued and outstanding: none Series B ESOP Convertible Preferred Stock 7.75% Cumulative Issued: 72,982 shares, outstanding: 55,820 and 56,273 shares	73	73
(aggregate redemption value of $56 and $56) Less cost of shares of preferred treasury stock	(38)	(38)
Common stock:
Authorized: 200,000,000 shares of $1 par value Issued and outstanding: 61,722,961 and 61,615,503 shares	62	62
Less cost of shares of common treasury stock	(6)	(6)
Additional paid-in capital	5	5
Retained earnings	1,144	1,120
Unearned compensation	(32)	(38)
Deferred employee benefits	(50)	(51)
Notes receivable for restricted stock	(22)	(23)
Accumulated other comprehensive loss (Note K)	(128)	(127)

Total stockholders’ equity	1,008	977

Total liabilities and stockholders’ equity	$2,112	$2,067

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended December 31,

(In millions)

UNAUDITED

	2002	2001

Cash Flows from Operating Activities:
Net income	$33	$38
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	32	27
Deferred tax provision (benefit)	(1)	1
Equity in income of affiliated companies	(1)	(1)
Non-cash compensation	7	5
Other non-cash charges, net	1	1
Changes in assets and liabilities, net of the effect of the consolidation of equity affiliates
Increase in accounts receivable	(36)	(25)
Increase in inventory	(38)	(11)
Decrease in accounts payable and accruals	(14)	(50)
Increase in prepayments and other assets	(2)	(10)
Increase in income taxes payable	4	14
Increase in other liabilities	10	6
Other, net	4	1

Cash used in Operating Activities	(1)	(4)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(25)	(36)
Proceeds from sales of property, plant and equipment	1	1
Purchase of investments	—	(9)

Cash used in Investing Activities	(24)	(44)

Cash Flows from Financing Activities:
Proceeds from long-term debt	75	—
Repayments of long-term debt	(52)	(5)
Repayments of bank notes	(35)	—
Increase (decrease) in short-term debt	11	11
Purchases of preferred and common stock	—	(19)
Sales and issuances of preferred and common stock	1	1
Cash dividends paid to stockholders	(9)	(9)
Cash dividends paid to minority interest stockholders	(1)	(2)
Employee loan repayments	—	1

Cash used in Financing Activities	(10)	(22)

Effect of exchange rate changes on cash	1	—

Decrease in cash and cash equivalents	(34)	(70)

Cash and cash equivalents at beginning of period	159	364

Cash and cash equivalents at end of period	$125	$294

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended December 31, 2002

(In millions)

UNAUDITED

	Preferred	Common			Accumulated
	Stock, Net	Stock, Net	Additional		Other
	of Treasury	of Treasury	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss

Balance at September 30, 2002	$35	$56	$5	$1,120	$(127)
Net income				33
Foreign currency translation adjustments					9
Change in unrealized loss on available-for- sale securities					(9)
Change in unrealized loss on derivative instruments					(1)

Total comprehensive income

Common dividends paid				(8)
Preferred dividends paid to Employee
Stock Ownership Plan, net of tax				(1)
Principal payment by Employee Stock
Ownership Plan under guaranteed loan
Amortization of unearned compensation
Notes receivable - forfeitures

Balance at December 31, 2002	$35	$56	$5	$1,144	$(128)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Notes
		Deferred	Receivable	Total	Total
	Unearned	Employee	for Restricted	Stockholders'	Comprehensive
	Compensation	Benefits	Stock	Equity	Income

Balance at September 30, 2002	$(38)	$(51)	$(23)	$977
Net income					$33
Foreign currency translation adjustments					9
Change in unrealized loss on available-for- sale securities					(9)
Change in unrealized loss on derivative instruments					(1)

Total comprehensive income					$32

Common dividends paid
Preferred dividends paid to Employee
Stock Ownership Plan, net of tax
Principal payment by Employee Stock
Ownership Plan under guaranteed loan		1
Amortization of unearned compensation	6
Notes receivable - forfeitures			1

Balance at December 31, 2002	$(32)	$(50)	$(22)	$1,008

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002
UNAUDITED

A.	Basis of Presentation

The consolidated financial statements include the accounts of Cabot Corporation and majority-owned and controlled U.S. and non-U.S. subsidiaries (Cabot). Investments in 20 to 50 percent owned affiliates are accounted for on the equity method. Cabot reports the results of one Japanese subsidiary on a one-month lag due to availability of information. Intercompany transactions have been eliminated.

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Form 10-K for the year ended September 30, 2002.

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 2002 and 2001. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

Certain amounts in fiscal 2002 have been reclassified to conform to the fiscal 2003 presentation. These reclassifications had no effect on the consolidated balance sheets or net income.

B.	Revenue Recognition

Cabot’s revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), which establishes criteria which must be satisfied before revenue is realized or realizable and earned.

Cabot primarily derives its revenues from the sale of chemical, tantalum and specialty fluids products. Other operating revenues which represent less than ten percent of total revenues, include tolling, services and royalties for licensed technology. Cabot recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.

Revenue from product sales is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Cabot generally is able to ensure that products meet customer specifications prior to shipment. Under certain multi-year supply contracts with declining prices and minimum volumes, Cabot recognizes revenue based on an estimated average selling price over the contract lives.

During the first quarter of 2003, Cabot deferred approximately $8 million of revenue related to certain supply agreements representing the difference between the billed price and the estimated average selling price. The deferred revenue will be recognized over the remaining lives of the contracts, based on an estimated average selling price of the contracted minimum volumes.

Cabot prepares its estimates for sales returns and allowances, discounts and volume rebates quarterly based primarily on historical experience updated for changes in facts and circumstances, as appropriate. If actual future results vary, Cabot may need to adjust its estimates, which could have an impact on earnings in the period of adjustment.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2002
UNAUDITED

C.	Goodwill and Other Intangible Assets

At December 31, 2002 and September 30, 2002, Cabot had goodwill balances of $102 million and $105 million, respectively. The carrying amount of goodwill attributable to each reportable operating segment with goodwill balances and the changes in those balances during the three months ended December 31, 2002 are as follows:

	Chemical	Supermetals
(in millions)	Businesses	Business	Total

Balance at September 30, 2002	$22	$83	$105
Goodwill acquired during period	–	–	–
Foreign exchange translation adjustment	–	(3)	(3)

Balance at December 31, 2002	$22	$80	$102

Cabot does not have any indefinitely-lived intangible assets. Cabot had finite-lived intangible assets of $8 million at December 31, 2002 and September 30, 2002. Intangible assets are amortized over their estimated useful lives, which range from five to fifteen years. Amortization expense is expected to be $1 million in each of the next five years.

D.	Asset Retirement Obligations

Cabot adopted Statement of Financial Accounting Standards (FAS) No. 143, “Accounting for Asset Retirement Obligations”, on October 1, 2002. The objective of FAS No. 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation for certain long-lived assets. FAS No. 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset.

Upon implementation, Cabot determined that certain legal obligations do exist. These obligations primarily relate to site restoration activities legally required upon the closing of certain facilities. However, Cabot determined that these facilities and the associated legal obligations have an indeterminate life. Accordingly, the fair value of the liability cannot be reasonably estimated and an asset retirement obligation has not been recognized. Cabot does not have any assets that are legally restricted for purposes of settling these asset retirement obligations.

E.	Debt

At September 30, 2002, Cabot had balances of $36 million and $67 million related to bank notes and long-term debt, respectively, assumed during the February 2002 acquisition of Cabot Supermetals in Japan. During the month of September 2002, Cabot repaid approximately $10 million of the bank notes. This repayment was not included in the consolidated fiscal 2002 results due to the one-month lag in reporting. In October 2002, Cabot entered into a 9.3 billion yen ($75 million) term loan agreement to refinance the majority of the remaining debt assumed in the Cabot Supermetals acquisition. With the proceeds, Cabot repaid all of the bank notes and all but $16 million of the long-term debt at Cabot Supermetals. The term loan agreement bears interest at yen-LIBOR (0.07% at December 31, 2002) plus 0.9% and matures in fiscal 2006. The

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2002
UNAUDITED

term loan agreement contains specific covenants. The covenants include financial covenants for certain maximum indebtedness limitations and minimum cash flow requirements. As of December 31, 2002, Cabot was in compliance with all covenants under the agreement.

In November 2000, a Cabot subsidiary borrowed 150 million EURO ($157 million) under a three-year loan maturing in November 2003. On February 12, 2003, Cabot amended the original agreement to extend the maturity until November 2004. As such, the loan is classified as long-term debt on the December 31, 2002 consolidated balance sheet.

F.	Guarantee Agreements

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions of FIN 45 relating to initial recognition and measurement of guarantor liabilities are effective for qualifying guarantees entered into or modified after December 31, 2002. The disclosure requirements of FIN 45, which are effective for the quarter ended December 31, 2002, are included in the following paragraph.

Cabot has provided certain indemnities pursuant to which it may be required to make payments to an indemnified party in connection with certain transactions and agreements. With respect to certain acquisitions and divestitures, Cabot has provided routine indemnities, with respect to such matters as environmental, tax, product and employee liabilities. In addition, in connection with various other agreements, including service and supply agreements, Cabot may provide routine indemnities with respect to certain contingencies. Generally, a maximum obligation is not explicitly stated, thus the potential amount of future maximum payments cannot be reasonably estimated. The duration of the indemnities varies, and in many cases is indefinite. Cabot has not recorded any liability for these indemnities in the consolidated financial statements, except as otherwise disclosed.

G.	Financial Instruments

Interest Rates
As part of the Cabot Supermetals acquisition, Cabot assumed interest rate swaps related to the variable rate debt. In October 2002, Cabot refinanced the underlying variable rate debt and the interest rate swaps were terminated.

On October 29, 2002, Cabot entered into two interest rate swaps with an aggregate notional amount of 9.3 billion yen ($75 million). The swaps are variable-for-fixed swaps of the quarterly interest payments on related debt and mature in fiscal 2008. The swaps are derivative instruments as defined by FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and have been designated as cash flow hedges. Changes in the value of the effective portion of cash flow hedges are reported in other

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2002
UNAUDITED

comprehensive income, while the ineffective portion is reported in earnings. The change in fair value since inception has been nominal.

Foreign Currency
During the first quarter of fiscal 2003, Cabot began using both yen based debt and cross currency swaps to hedge its net investment in Japanese subsidiaries against adverse movements in exchange rates. On October 24, 2002, Cabot entered into a 9.3 billion yen ($75 million) three-year term loan agreement with a group of banks to refinance existing debt at Cabot Supermetals. On November 20, 2002, Cabot entered into two cross currency swaps for an aggregate amount of $41 million. Upon maturity of the swaps, Cabot is entitled to receive $41 million U.S. dollars and is obligated to pay 5 billion Japanese yen. Cabot is also entitled to receive semi-annual interest payments on $41 million at 3 Month U.S. dollar LIBOR interest rates and is obligated to make semi-annual interest payments on 5 billion yen at 3 Month Japanese yen LIBOR interest rates. Included in liabilities at December 31, 2002 is $2 million related to the fair value of the cross currency swaps and $3 million related to the cumulative translation differences in Cabot’s yen denominated debt.

The debt and cross currency swaps have been designated as hedges of Cabot’s net investment in Japan and are accounted for under FAS No. 133. Effectiveness of these hedges is based on changes in the spot foreign exchange rates and the balance of Cabot’s yen denominated net investments. The changes in value of the yen based debt and of the cross currency swaps, totaling $5 million for the quarter ended December 31, 2002, have been recorded as a foreign currency translation loss in accumulated other comprehensive income (loss), offsetting foreign currency translation gains of Cabot’s yen denominated net investments. Net losses recorded in earnings representing the amount of the hedges’, ineffectiveness for the period were nominal.

H.	Commitments and Contingencies

As of December 31, 2002 and September 30, 2002, approximately $28 million and $29 million, respectively, was reserved for environmental matters. Cabot has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the “Superfund law’’) and comparable state statutes with respect to several sites. During the next several years, as remediation of various environmental sites is carried out, Cabot expects to spend a significant portion of its $28 million environmental reserve for costs associated with such remediation. Cabot anticipates that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Adjustments are made to the reserve based on Cabot’s continuing analysis of its share of costs likely to be incurred at each site. Inherent uncertainties exist in these estimates due to unknown conditions at the various sites, changing governmental regulations and legal standards regarding liability, and changing technologies for handling site investigation and remediation. No assurance can be given that the actual costs to investigate and remediate these sites will not exceed the accrued amounts in the environmental reserve. The sites are primarily associated with divested businesses. It is possible that Cabot may also incur future costs relating to sites that are not currently known to Cabot or as to which it is currently not possible to make an estimate. While it is always possible that an unusual event may occur with respect to a given site and have a material adverse effect on the results of operations in a particular period, in light of the environmental reserve, Cabot does not believe that the cost relating to these sites, in the aggregate, are likely to have a material adverse effect on Cabot’s financial condition.

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. As described below, Cabot disposed of that business in July 1995. In connection with its acquisition, the subsidiary agreed, in certain circumstances, to assume certain liabilities, including the costs of legal fees together with the amounts paid in settlement or judgment, arising out of the use of AO respiratory products during certain time periods. In exchange for the subsidiary’s assumption of these liabilities, AO agreed to provide to the subsidiary the benefits of: (1) AO’s insurance coverage for the pre-acquisition period, and (2) another entity’s private indemnity of AO which holds it harmless from any liability allocable to AO respiratory products used prior to May, 1982. Generally, these respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that were negligently designed or labeled.

Neither Cabot, nor its past or present subsidiaries, at any time manufactured asbestos or asbestos-containing materials or products. Moreover, not every person with exposure to asbestos giving rise to an asbestos claim used a form of respiratory protection. At no time did AO’s respiratory product line represent a significant portion of the overall respiratory product market. In addition, other parties, including AO, AO’s insurers, and another private indemnitor and its insurers (collectively, the “Payor Group”), incur significant portions of the costs of these liabilities, leaving Cabot with only a portion of the liability in some of the pending cases.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2002
UNAUDITED

Cabot disposed of the business in July 1995 by transferring it to a newly-formed entity called Aearo Corporation (“Aearo”). Cabot has an approximately 41% equity interest in Aearo. Cabot agreed to have its subsidiary retain liabilities allocable to respirators used prior to the 1995 transaction so long as Aearo pays Cabot an annual fee of $400,000. Aearo can discontinue payment of this fee at any time, in which case it will assume the liability for, and indemnify Cabot against, the liabilities allocable to respirators manufactured and used prior to the 1995 transaction. Cabot has no liability in connection with any products manufactured by Aearo after 1995. Between July 1995 and September 30, 2001, Cabot’s total costs and payments in connection with these respirator liabilities did not exceed the total amounts Cabot received from Aearo. Since 1990, for those claims in connection with which Cabot has contributed toward the costs of defense and settlement, Cabot has contributed roughly $320 per claim, or approximately 10% of the total costs per claim paid by the Payor Group.

As of January 1, 2002, there were approximately 28,000 claimants in pending cases asserting claims against AO in connection with respiratory products. As of December 31, 2002, there were approximately 50,000 such claimants, excluding the Mississippi claimants discussed below. In the past, Cabot has contributed to the costs of a significant percentage, but not all, pending claims, depending on several factors, including the period of alleged product use.

During the third quarter of fiscal year 2002, Cabot agreed to pay up to $2 million as its contribution toward a settlement involving up to 13,000 claimants in Mississippi. As a result of the Mississippi settlement and the number of new claims that were filed during the first half of calendar year 2002, Cabot recorded a charge of $5 million during the third quarter of fiscal 2002, resulting in a total reserve for respirator matters of $6 million as of September 30, 2002. In estimating its liability at that time, Cabot made the following assumptions: (i) that costs to Cabot would continue at Cabot’s historical contribution rate of $320 per claimant; (ii) that Cabot would continue to contribute to only slightly more than half of the total pending claims; and (iii) that a significant number of the pending claims were included in the Mississippi settlement. This amount represented Cabot’s best estimate at that time of the liability it would incur in connection with pending respirator claims.

Cabot, at the time it agreed to contribute to the Mississippi settlement, expected to pay its $2 million contribution over a period of approximately eighteen months. Due to complications in the funding mechanism of the overall settlement of these Mississippi claims, a shortfall of $5.5 million in the initial amount to be paid to the plaintiff group resulted. In December 2002, Cabot agreed to fund this shortfall in exchange for an undertaking from representatives of the Payor Group to exercise their best efforts to seek a global settlement with the Payor Group. While Cabot’s ability to negotiate an acceptable global settlement and its specific terms are uncertain at this time, the global settlement being discussed would provide that as long as the Payor Group continues to pay all costs and liabilities in connection with the respirator litigation, Cabot’s liability under a global settlement would be limited to a specified annual amount and would no longer be based on the historical allocation arrangements.

If a global settlement is not reached, disagreements among members of the Payor Group will make it unlikely that the allocation assumptions previously used by Cabot to determine the amount of the reserve will continue to apply. In addition, because this is a very unpredictable area, Cabot continues to be unable to estimate the number of future claims or the range of liability that may be incurred as a result of such claims on any reasonable basis. For these reasons, Cabot is currently unable to reasonably estimate a range of possible loss for pending and future respirator claims. As a result, Cabot has not recorded an additional reserve for these claims at this time. Although Cabot’s liability associated with these pending and future claims, or Cabot’s success in reaching a global settlement, could have a material effect on earnings in a particular quarter or fiscal year, Cabot continues to believe that its respirator exposure will not have a material adverse effect on Cabot’s financial position or liquidity.

Cabot has various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business, including a number of claims asserting premises liability for asbestos exposure. In the opinion of the Company, although final disposition of all of its suits and claims may impact Cabot's financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on Cabot's financial position.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2002
UNAUDITED

I. Stock-Based Compensation

Cabot has equity compensation plans under which stock options and restricted stock awards are granted to employees. The plans are described more fully in Note L of Cabot’s Form 10-K for the year ended September 30, 2002. Cabot accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Cabot recorded compensation expenses of $7 million and $5 million for the three month periods ending December 31, 2002 and 2001, respectively, primarily related to restricted stock awards. For stock options, no material compensation cost is reflected in net income, as options are generally granted having an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Cabot had applied the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended
	December 31,

(in millions, except per share amounts)	2002	2001

Net income, as reported	$33	$38
Less: Stock-based compensation using fair value method for all awards, net of related tax effects	—	—

Pro forma net income	$33	$38
Net income per common share:
Basic, as reported	$0.56	$0.63
Basic, pro forma	$0.55	$0.62
Diluted, as reported	$0.48	$0.53
Diluted, pro forma	$0.47	$0.53

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2002
UNAUDITED

J.	Stockholder’s Equity
	The following table summarizes the changes in shares of stock for the three months ended December 31, 2002:
	Preferred Stock (in thousands)
	Balance at September 30, 2002	73

	Balance at December 31, 2002	73

	Preferred Treasury Stock (in thousands) Balance at September 30, 2002	17

	Balance at December 31, 2002	17

	Common Stock (in millions) Balance at September 30, 2002	62

	Balance at December 31, 2002	62

	Common Treasury Stock (in thousands) Balance at September 30, 2002	166

	Balance at December 31, 2002	166

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2002

(In millions)

UNAUDITED

K.	Comprehensive Income The pre-tax, tax, and after-tax effects of the components of other comprehensive income (loss) for the three months ended December 31 are shown below:

	Pre-tax	Tax	After-tax

2002
Foreign currency translation adjustments	$9	$—	$9
Unrealized holding loss arising during period on marketable equity securities	(15)	6	(9)
Unrealized holding loss arising during period on derivative instruments	(1)	—	(1)

Other comprehensive income (loss)	$(7)	$6	$(1)

	Pre-tax	Tax	After-tax

2001
Foreign currency translation adjustments	$(1)	$—	$(1)
Unrealized holding gain arising during period on marketable equity securities	6	(2)	4

Other comprehensive income (loss)	$5	$(2)	$3

During the first fiscal quarter of 2003, the fair market value of Cabot’s $32 million cost investment in Sons of Gwalia, an Australian mining company, decreased approximately $16 million, including a $2 million currency translation loss. At this time the decline in fair market value appears to be temporary. However, Cabot will continue to assess the recoverability of its investment in Sons of Gwalia during upcoming periods. If circumstances change so that Cabot determines that the decline in fair market value is other than temporary, the accumulated loss would be reclassified from other comprehensive loss to current period earnings.

The balance of related after-tax components comprising accumulated other comprehensive loss as of December 31, 2002 and September 30, 2002 is summarized below:

	December 31,	September 30,
	2002	2002

Foreign currency translation adjustments	$(111)	$(120)
Unrealized holding loss on marketable equity securities	(9)	—
Unrealized holding loss on derivative instruments	(1)	—
Minimum pension liability adjustment	(7)	(7)

Accumulated other comprehensive loss	$(128)	$(127)

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2002

(In millions, except per share amounts)

UNAUDITED

L.	Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated for the three months ended December 31 as follows:

	2002	2001

Basic EPS
Income available to common shares (numerator)	$32	$37

Weighted-average common shares outstanding	62	62
Less: Contingently issuable shares(1)	(3)	(3)

Adjusted weighted-average shares (denominator)	59	59

Basic EPS	$0.56	$0.63

Diluted EPS
Income available to common shares	$32	$37
Dividends on preferred stock	1	1
Less: Income effect of assumed conversion of preferred stock	—	—

Income available to common shares plus assumed conversions (numerator)	$33	$38

Weighted-average common shares outstanding	62	62
Effect of dilutive securities:
Conversion of preferred stock	8	9
Conversion of incentive stock options	—	1

Adjusted weighted-average shares (denominator)	70	72

Diluted EPS	$0.48	$0.53

(1)       Represents restricted stock issued under Cabot Equity Incentive Plans.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2002

(In millions)

UNAUDITED

M.	Financial Information by Segment

The framework for segment reporting is intended to give analysts and other financial statement users a view of Cabot “through the eyes of management”. It designates Cabot’s internal management reporting structure as the basis for determining Cabot’s reportable segments, as well as the basis for determining the information to be disclosed for those segments. The following table provides financial information by segment for the three months ended December 31:

	Chemical	Supermetals	Specialty	Segment	Unallocated	Consolidated
	Businesses	Business	Fluids	Total	and Other	Total
2002

Net sales and other operating revenues(1) (2)(3)	$307	$96	$3	$406	$2	$408
Profit (loss) before taxes(3)(4)	$24	$32	$(1)	$55	$(10)	$45

2001

Net sales and other operating revenues(1) (2)(3)	$285	$82	$9	$376	$1	$377
Profit (loss) before taxes(3)(4)	$27	$31	$1	$59	$(7)	$52

Unallocated and other net sales and other operating revenues includes the following:			Unallocated and Other profit (loss) before taxes includes the following:
	2002	2001		2002	2001

Equity affiliate sales	$(8)	$(7)	Interest expense	$(7)	$(8)
Royalties paid by equity affiliates	1	1	General unallocated income (expense)(5)	(2)	3
Interoperating segment revenues	(1)	(2)	Equity in net income of affiliated companies	(1)	(2)

Shipping and handling fees	10	9	Total	$(10)	$(7)

Total	$ 2	$1

(1)	Segment sales for certain operating segments include 100% of sales for one equity affiliate and transfers of materials at cost and at market-based prices.

(2)	Unallocated and other reflects an adjustment for sales for one equity affiliate, interoperating segment revenues, offset by royalties paid by equity affiliates and external shipping and handling fees.

(3)	The Supermetals business first quarter of fiscal 2003 results include 100% of Cabot Supermetals, KK. In the first quarter of fiscal 2002, Cabot Supermetals, KK was accounted for as a 50% owned equity affiliate.

(4)	Segment profit is a measure used by Cabot’s operating decision-makers to measure consolidated operating results and assess segment performance. It includes equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest, and corporate governance costs, and excludes special items, interest expense, foreign currency transaction gains (losses), interest income, and dividend income.

(5)	General unallocated income (expense) includes foreign currency transaction gains (losses), interest income and dividend income.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2002
UNAUDITED

N.	Recent Accounting Developments

In July 2002, the Financial Accounting Standards Board (FASB) issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS No. 146 requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. In periods subsequent to the initial measurement, changes to the liability resulting from revisions to either the timing or the amount of estimated cash flows must be recognized as adjustments to the liability in the period of the change. The provisions of FAS No. 146 are effective for Cabot prospectively for exit or disposal activities initiated after December 31, 2002. Cabot adopted FAS No. 146 on December 31, 2002 and will account for costs for exit or disposal activities in accordance with this standard.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends FAS No. 123, “Accounting for Stock-Based Compensation.” FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS No. 148 also requires more prominent and more frequent disclosure in the financial statements about the effects of stock-based compensation. The disclosure provisions of FAS No. 148 were adopted by Cabot as of December 31, 2002 and are included in Note I. Other provisions of this statement are effective for the September 30, 2003 fiscal year-end. Cabot is in the process of assessing the impact of FAS No. 148 on its fiscal 2003 consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

I.     Critical Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results of operations and that require management to make estimates about matters that are highly uncertain. On an on going basis, the Company evaluates its policies and estimates. The Company bases its estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition and Accounts Receivable
The Company primarily derives its revenue from the sale of chemical, tantalum and specialty fluids products. Other operating revenues include tolling, services and royalties received for licensed technology. The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), which establishes the criteria that must be satisfied before revenue is realized or realizable and earned.

Revenue from product sales is typically recognized when the product is shipped and title and risk of loss have passed to the customer. The Company generally is able to ensure that products meet customer specification prior to shipment. Under certain multi-year supply contracts with declining prices and minimum volumes, Cabot recognizes revenue based on an estimated average selling price over the contract lives.

The Company prepares its estimates for sales returns and allowances, discounts, and rebates quarterly based primarily on historical experience updated for changes in facts and circumstances, as appropriate. If actual future results vary, the Company may need to adjust its estimates, which could have an impact on earnings in the period of adjustment.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required, which could affect future earnings. As of December 31, 2002, the allowance for doubtful accounts was $4 million.

Inventory Valuation
The cost of most raw materials, work in process, and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories the value of those inventories would have been $84 million higher as of December 31, 2002. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.

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

Environmental Costs
The Company accrues environmental costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. When a single liability amount cannot be reasonably estimated, but a range can be reasonably estimated, the Company accrues the amount that reflects its best estimate within that range or the low end of the range if no estimate within the range is better. The amount accrued reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. The availability of new information, changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in applicable government laws and regulations could result in higher or lower costs. The Company does not reduce its estimated liability for possible recoveries from insurance carriers. Proceeds from insurance carriers are recorded when realized by the receipt of cash or a contractual agreement. As of December 31, 2002, the Company had $28 million reserved for environmental matters.

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

II.     Results of Operations

Net sales and operating profit before taxes by segment are shown in Note M of the Consolidated Financial Statements.

Three Months Ended December 31, 2002 versus
Three Months Ended December 31, 2001

Net income for the first quarter of fiscal 2003 was $33 million ($0.48 per diluted common share) compared to $38 million ($0.53 per diluted common share) in the same quarter a year ago. Sales increased $31 million from $377 million last year to $408 million this year. However, operating profit before taxes decreased 13% from $52 million in the first quarter of fiscal 2002 to $45 million in the first quarter of fiscal 2003.

Sales for the Chemical Businesses (carbon black, fumed metal oxides, inkjet and aerogel businesses) increased 8%, from $285 million in the first quarter of fiscal 2002 to $307 million in first quarter of fiscal 2003. Operating profit decreased 11%, from $27 million in fiscal 2002 to $24 million in the first quarter of fiscal 2003. The decrease in operating profit was principally driven by reduced pricing ($10 million) and increased feedstock costs ($11 million), partially offset by improved volumes ($16 million).

In carbon black during the first quarter of fiscal 2003, increased oil and natural gas costs and the lag in pricing adjustments for certain carbon black supply contracts resulted in compressed margins and a $6 million decline in operating profit compared to the same quarter of last year. However, the carbon black business was successful in implementing price increases during the first quarter of fiscal 2003 in the non-contracted areas of the business. Carbon black volumes improved compared to the first quarter of fiscal 2002. Overall, global carbon black volumes increased 7% this quarter versus the first quarter of last year. Sales volumes decreased 12% in North America as a result of lower demand, particularly for rubber blacks and plastics. European volumes remained stable with a modest 1% increase year over year. Volumes in South America remained strong with a 27% increase over the first quarter of last year. Despite the civil unrest in Venezuela, the region has experienced strong sales volumes, particularly in Brazil. Asia Pacific also experienced strong volumes with a 43% increase over the first quarter of fiscal 2002. The strength of the overall Asia Pacific carbon black market is principally due to strong demand from China. Foreign exchange provided further profit improvements in the quarter. Due to the weakening U.S. Dollar, the translation of foreign operating earnings provided an $8 million benefit year over year.

The fumed metal oxides business also experienced an increase in volumes. Sales volumes improved 22% in the first fiscal quarter of 2003 compared to the same quarter of 2002. Volumes improved in all key markets – electronics, traditional silicone rubber, composites and adhesives, and the niche market. As a result of this, operating profit increased $4 million as compared to the first quarter of fiscal 2002.

Cabot’s inkjet colorants business continues to make progress with the growth of its existing commercial products and the development of new products. Increased volumes for both OEMs and aftermarket customers resulted in a 116% increase in overall volumes for the business and a $1 million improvement in operating profit.

In the Cabot Supermetals Business (formerly called the Performance Materials Business) sales increased 17% from $82 million in the first quarter of fiscal 2002 to $96 million in the first quarter of fiscal 2003, principally due to the consolidation of our former equity affiliate Cabot Supermetals KK. The consolidation of Cabot Supermetals did not have a material impact on the comparison of the segment’s profit to that of the first fiscal quarter of 2002. Although the segment experienced an 8% decline in volume as the result of lower shipments of intermediate materials and reduced tantalum powder sales, operating profit for the segment increased $1 million versus the same quarter in fiscal 2002. The increase in profitability was due to improved contract related pricing and lower per unit manufacturing costs. While litigation proceeds with one customer, AVX, it continues to purchase products in accordance with the terms of its supply agreement.

In accordance with the terms of the tantalum contracts with certain customers, the sales price of certain contracted volumes was reduced effective January 1, 2003. While shipments made in the first quarter were invoiced at the higher contract price which was in effect for 2002, the Company has recognized revenue at the estimated average selling price over the life of the respective contracts as product is shipped. This resulted in an $8 million deferral of revenue to future periods, all of which is profit because none of the related costs were deferred. A similar type of deferral, although of smaller magnitude, is anticipated for the second quarter of fiscal 2003.

Specialty Fluids’ sales in the first quarter were $3 million versus $9 million in the same quarter of last year. The segment reported a $1 million operating loss compared to $1 million in profit for the same period in 2002. During the first quarter of 2003, volumes declined by 92%, due to a lower level of drilling activity industry-wide, particularly in the UK sector of the North Sea. Specialty Fluids began work on two additional completion jobs in the first quarter of 2003. To date, cesium formate has been successfully used in a total of 62 completion and drill-in applications, the majority of which involved challenging high pressure, high temperature wells in the North Sea.

Given today’s very uncertain economic and political environment, combined with rapidly rising oil and natural gas prices, the Company remains cautious about the near-term business outlook. Although the Chemical Businesses performed reasonably well during the first quarter of fiscal 2003, the Company is uncertain as to when these businesses will experience a sustained recovery in volumes and margins. The uncertain timing of a turnaround in the oil drilling industry also causes the Company to be cautious about the near-term outlook for the Specialty Fluids segment.

Research and technical service spending remained consistent at $11 million for the first quarter of 2003 versus the first quarter of last year. Selling and administrative expenses increased $4 million or 8%, from $48 million for the first quarter of fiscal 2002 to $52 million for the same period in 2003. The increase is primarily attributable to costs in the developing businesses and the acquired Japanese tantalum business.

Interest income in the first quarter was $2 million less than in the same quarter last year due to a decrease in Cabot’s cash position and lower interest rates.

Income tax expense in the first quarter decreased from $15 million in 2002 to $11 million in the same period of 2003. This decrease was the result of the Company benefitting from a lower effective tax rate of 25% in the first quarter of fiscal 2003 versus 28% for the same quarter of 2002. The Company expects its effective tax rate to be approximately 25% for fiscal 2003 versus 23% for fiscal 2002.

As described in Note H of this 10-Q, the Company has ongoing exposure to respirator related claims. The Company is currently in the process of negotiating a potential settlement which could, for a potentially extended period of time, limit its liability for these claims to a specified annual amount. While the Company’s ability to negotiate an acceptable settlement and its specific terms are uncertain at this time, such a settlement could have a material impact on the Company’s financial results in a particular quarter or fiscal year. The Company continues to believe that this issue will not have a material adverse effect on its financial position or liquidity.

III. Cash Flow and Liquidity

During the first three months of the fiscal year, cash used by operating activities totaled $1 million as compared to cash used by operating activities of $4 million for the same period last year. The uses of cash during the first quarter of fiscal 2003 were related to an increase in working capital. This increase was due to higher levels of receivables and inventories in both the carbon black and Cabot Supermetals businesses. The Company continuously assesses the creditworthiness of its customers and no material reserves have been recorded for specific customers. The uses of cash during the first quarter of 2002 were essentially flat compared to 2003 as each period included a comparable increase in working capital.

Capital spending for the first three months of the year was $25 million. The majority of capital spending was related to maintaining existing assets. Capital expenditures for fiscal 2003 are expected to total approximately $150 million and include expenditures for replacement projects, plant expansions, and the completion of projects started in fiscal 2002.

Cash used for financing activities was $10 million in the first quarter of fiscal 2003 as compared to $22 million used during the same period last year. The majority of the financing activities related to the refinancing of debt assumed in the February 2002 acquisition of Cabot Supermetals. During the month of September 2002, Cabot repaid approximately $10 million of bank notes. This repayment was not included in the consolidated fiscal 2002 results due to the one month lag in reporting of the Japanese Supermetals entity. In October 2002, Cabot entered into a 9.3 billion yen ($75 million) term loan agreement to refinance the majority of the remaining debt assumed in the Cabot Supermetals acquisition. With the proceeds, Cabot repaid all $25 million of the remaining bank notes and $47 million of the long-term debt at Cabot Supermetals. The new term loan matures in 2006. In addition, $9 million was paid in the form of cash dividends to stockholders.

As a result of the operating, investing and financing activities during the quarter, Cabot’s ratio of total debt (including short-term debt net of cash) to capital increased from 28% at September 30, 2002 to 29% at December 31, 2002.

In November 2000, a Cabot subsidiary borrowed 150 million EURO ($157 million) under a three year loan maturing in November 2003. On February 12, 2003, Cabot amended the original agreement to extend the maturity until November 2004. The loan is classified as long-term debt on the December 31, 2002 and September 30, 2002 consolidated balance sheets due to this amendment.

On September 8, 2000, Cabot’s Board of Directors authorized the repurchase of up to 10 million shares of Cabot’s common stock. On May 10, 2002, Cabot’s Board of Directors increased the number of shares of the Company’s common stock authorized for repurchase from 10 million shares to a maximum of 12.6 million shares. A minimal number of shares were repurchased during the first quarter of fiscal 2003. As of December 31, 2002, approximately 3 million shares remained available to be purchased under the current share repurchase authorization.

On an ongoing basis, Cabot reviews its outstanding insurance claims, some of which relate to disposed and discontinued businesses, for potential recovery. Various amounts have been recovered in prior periods and Cabot anticipates receiving additional amounts in the second quarter and in future periods.

During the first fiscal quarter of 2003, the fair market value of the Company’s $32 million cost investment in Sons of Gwalia, an Australian mining company, decreased approximately $16 million, including a $2 million currency translation loss. At this time, the decline in fair value appears to be temporary. However, Cabot will continue to assess the recoverability of its investment in Sons of Gwalia during upcoming periods. If circumstances change so that Cabot determines that the decline in fair value is other than temporary, the accumulated loss would be reclassified from other comprehensive loss to current period earnings.

Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or are at issue. During the next few years, Cabot expects to spend a significant portion of its $28 million environmental reserve in connection with remediation at various environmental sites. These sites are primarily associated with businesses divested in prior years.

IV. Recent Accounting Developments

In July 2002, the Financial Accounting Standards Board (FASB) issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS No. 146 requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. In periods subsequent to the initial measurement, changes to the liability resulting from revisions to either the timing or the amount of estimated cash flows must be recognized as adjustments to the liability in the period of the change. The provisions of FAS No. 146 are effective for Cabot prospectively for exit or disposal activities initiated after December 31, 2002. Cabot adopted FAS No.146 on December 31, 2002 and will account for costs for exit or disposal activities in accordance with this standard.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends FAS No. 123, “Accounting for Stock-Based Compensation.” FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS No. 148 also requires more prominent and more frequent disclosure in the financial statements about the effects of stock-based compensation. The disclosure provisions of FAS No. 148 were adopted by Cabot as of December 31, 2002 and are included in Note I. Other provisions of this statement are effective for the September 30, 2003 fiscal year-end. Cabot is in the process of assessing the impact of FAS No. 148 on its fiscal 2003 consolidated financial statements.

Forward-Looking Information: Included herein are statements relating to management’s projections of future profits, the possible achievement of Cabot’s financial goals and objectives, and management’s expectations for Cabot’s product development program. Actual results may differ materially from the results anticipated in the statements included herein due to a variety of factors, including but not limited to the following: market supply and demand conditions, fluctuations in currency exchange rates, changes in the rate of economic growth in the United States and other major international economies, changes in regulatory environments, changes in trade, monetary and fiscal policies throughout the world, acts of war and terrorist activities, pending litigation and governmental investigations, costs and availability of raw materials, patent rights of Cabot and others, demand for Cabot’s customers’ products, and competitors’ reactions to market conditions. Timely commercialization of products under development by Cabot may be disrupted or delayed by technical difficulties, market acceptance, or competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage. The risk management discussion and the estimated amounts generated from the analyses are forward-looking statements of market risk, assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The methods used by Cabot to assess and mitigate risks should not be considered projections of future events or losses. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As part of the Cabot Supermetals acquisition, Cabot assumed interest rate swaps related to the variable rate debt. In October 2002, Cabot refinanced the underlying variable rate debt and the interest rate swaps were terminated.

On October 29, 2002, Cabot entered into two interest rate swaps with an aggregate notional amount of 9.3 billion yen ($75 million). The swaps are variable-for-fixed swaps of the quarterly interest payments on related debt and mature in fiscal 2008. The swaps are derivative instruments as defined by FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and have been designated as cash flow hedges. Changes in the value of the effective portion of cash flow hedges are reported in other comprehensive income, while the ineffective portion is reported in earnings. The change in fair value since inception has been nominal.

During the first quarter of fiscal 2003, Cabot began using both yen based debt and cross currency swaps to hedge its net investment in Japanese subsidiaries. On October 24, 2002, Cabot entered into a 9.3 billion yen ($75 million) three-year term loan agreement with a group of banks to refinance existing debt at Cabot Supermetals. On November 20, 2002, Cabot entered into two cross currency swaps for an aggregate amount of $41 million. Upon maturity of the swaps, Cabot is entitled to receive $41 million U.S. dollars and is obligated to pay 5 billion Japanese yen. Cabot is also entitled to receive semi-annual interest payments on $41 million at 3 Month U.S. dollar LIBOR interest rates and is obligated to make semi-annual interest payments on 5 billion yen at 3 Month Japanese yen LIBOR interest rates. Included in liabilities at December 31, 2002 is $2 million related to the fair value of the cross currency swaps and $3 million related to the cumulative translation differences in Cabot’s yen denominated debt.

The debt and cross currency swaps have been designated as hedges of Cabot’s net investment in Japan and are accounted for under FAS No. 133. The effectiveness of these hedges is based on changes in the spot foreign exchange rates and the balance of Cabot’s yen denominated net investments. The changes in value of the debt and of the cross currency swaps, totaling $5 million for the quarter ended December 31, 2002, have been recorded as a foreign currency translation loss in accumulated other comprehensive income (loss), offsetting foreign currency translation gains of Cabot’s yen denominated net investments. Net losses recorded in earnings representing the amount of the hedges’ ineffectiveness for the period were nominal.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and Chief Executive Officer, and its Executive Vice President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their last evaluation.

Part II. Other Information

Item 1. Legal Proceedings.

On January 30, 2003, a class action lawsuit was filed in the United States District Court for the District of Massachusetts against Cabot, Phelps Dodge Corporation, Columbian Chemicals Co., Degussa Engineered Carbons, LP, Degussa AG, and Degussa Corporation (referred to collectively as the “Defendants”), by Technical Industries, Inc., a Rhode Island corporation, on its behalf and on behalf of all individuals or entities who purchased carbon black in the United States directly from the Defendants from approximately 1999 until the present (the “Class Period”). The action, which was brought under the United States antitrust laws, alleges that the Defendants conspired to fix, raise, maintain or stabilize prices for carbon black sold in the United States during the Class Period. The plaintiffs seek treble damages and legal costs. The class of plaintiffs in this action has not been certified. Cabot believes it has strong defenses to this action, which it intends to assert vigorously.

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. As described below, Cabot disposed of that business in July 1995. In connection with its acquisition, the subsidiary agreed, in certain circumstances, to assume certain liabilities, including the costs of legal fees together with the amounts paid in settlement or judgment, arising out of the use of AO respiratory products during certain time periods. In exchange for the subsidiary’s assumption of these liabilities, AO agreed to provide to the subsidiary the benefits of: (1) AO’s insurance coverage for the pre-acquisition period, and (2) another entity’s private indemnity of AO which holds it harmless from any liability allocable to AO respiratory products used prior to May, 1982. Generally, these respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that were negligently designed or labeled.

Neither Cabot, nor its past or present subsidiaries, at any time manufactured asbestos or asbestos-containing materials or products. Moreover, not every person with exposure to asbestos giving rise to an asbestos claim used a form of respiratory protection. At no time did AO’s respiratory product line represent a significant portion of the overall respiratory product market. In addition, other parties, including AO, AO’s insurers, and another private indemnitor and its insurers (collectively, the “Payor Group”), incur significant portions of the costs of these liabilities, leaving Cabot with only a portion of the liability in some of the pending cases.

Cabot disposed of the business in July 1995 by transferring it to a newly-formed entity called Aearo Corporation (“Aearo”). Cabot has an approximately 41% equity interest in Aearo. Cabot agreed to have its subsidiary retain liabilities allocable to respirators used prior to the 1995 transaction so long as Aearo pays Cabot an annual fee of $400,000. Aearo can discontinue payment of this fee at any time, in which case it will assume the liability for, and indemnify Cabot against, the liabilities allocable to respirators manufactured and used prior to the 1995 transaction. Cabot has no liability in connection with any products manufactured by Aearo after 1995. Between July 1995 and September 30, 2001, Cabot’s total costs and payments in connection with these respirator liabilities did not exceed the total amounts Cabot received from Aearo. Since 1990, for those claims in connection with which Cabot has contributed toward the costs of defense and settlement, Cabot has contributed roughly $320 per claim, or approximately 10% of the total costs per claim paid by the Payor Group.

As of January 1, 2002, there were approximately 28,000 claimants in pending cases asserting claims against AO in connection with respiratory products. As of December 31, 2002, there were approximately 50,000 such claimants, excluding the Mississippi claimants discussed below. In the past, Cabot has contributed to the costs of a significant percentage, but not all, pending claims, depending on several factors, including the period of alleged product use.

During the third quarter of fiscal year 2002, Cabot agreed to pay up to $2 million as its contribution toward a settlement involving up to 13,000 claimants in Mississippi. As a result of the Mississippi settlement and the number of new claims that were filed during the first half of calendar year 2002, Cabot recorded a charge of $5 million during the third quarter of fiscal 2002, resulting in a total reserve for respirator matters of $6 million as of September 30, 2002. In estimating its liability at that time, Cabot made the following assumptions: (i) that costs to Cabot would continue at Cabot’s historical contribution rate of $320 per claimant; (ii) that Cabot would continue to contribute to only slightly more than half of the total pending claims; and (iii) that a significant number of the pending claims were included in the Mississippi settlement. This amount represented Cabot’s best estimate at that time of the liability it would incur in connection with pending respirator claims.

Cabot, at the time it agreed to contribute to the Mississippi settlement, expected to pay its $2 million contribution over a period of approximately eighteen months. Due to complications in the funding mechanism of the overall settlement of these Mississippi claims, a shortfall of $5.5 million in the initial amount to be paid to the plaintiff group resulted. In December 2002, Cabot agreed to fund this shortfall in exchange for an undertaking from representatives of the Payor Group to exercise their best efforts to seek a global settlement with the Payor Group. While Cabot’s ability to negotiate an acceptable global settlement and its specific terms are uncertain at this time, the global settlement being discussed would provide that as long as the Payor Group continues to pay all costs and liabilities in connection with the respirator litigation, Cabot’s liability under a global settlement would be limited to a specified annual amount and would no longer be based on the historical allocation arrangements.

If a global settlement is not reached, disagreements among members of the Payor Group will make it unlikely that the allocation assumptions previously used by Cabot to determine the amount of the reserve will continue to apply. In addition, because this is a very unpredictable area, Cabot continues to be unable to estimate the number of future claims or the range of liability that may be incurred as a result of such claims on any reasonable basis. For these reasons, Cabot is currently unable to reasonably estimate a range of possible loss for pending and future respirator claims. As a result, Cabot has not recorded an additional reserve for these claims at this time. Although Cabot’s liability associated with these pending and future claims, or Cabot’s success in reaching a global settlement, could have a material effect on earnings in a particular quarter or fiscal year, Cabot continues to believe that its respirator exposure will not have a material adverse effect on Cabot’s financial position or liquidity.

Item 6. Exhibits and Reports on Form 8-K

(a)	EXHIBITS

10(a) —	Third Amendment dated as of February 12, 2003, to the Revolving Credit Agreement by and among Cabot Finance BV, Fleet National Bank, Commerzbank AG, New York Branch, Mizuho Corporate Bank (USA) and the other lending institutions listed on Schedule 1 thereto, dated as of November 10, 2000, as amended.

99.1 —	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	REPORTS ON FORM 8-K

The Company filed the following current reports on Form 8-K with the Securities and Exchange Commission (the “Commission”) during the three months ended December 31, 2002:

(i)	A current report on Form 8-K dated September 27, 2002 reporting the Company’s issuance of a press release announcing that it had received a favorable ruling in its tantalum contract dispute with one of its tantalum customers, Kemet Corporation, was filed with the Commission on October 1, 2002.

(ii)	A current report on Form 8-K dated November 12, 2002 furnishing the Company’s unaudited consolidated balance sheets at September 30, 2002 and 2001, its unaudited consolidated statements of income for the fiscal years ended September 30, 2002 and 2001 and its unaudited consolidated statements of cash flows for the fiscal years ended September 30, 2002 and 2001, was filed with the Commission on November 12, 2002.

(iii)	A current report on Form 8-K dated November 19, 2002 reporting the Company’s issuance of a press release announcing that U.S. and European antitrust authorities had initiated a joint investigation into alleged price-fixing within the carbon black industry, was filed with the Commission on November 20, 2002.

(iv)	A current report on Form 8-K dated December 2002 reporting the Company’s issuance of a press release announcing that the Company had agreed to an extension of the term of the tantalum supply agreement between the Company and Kemet Corporation and the related settlement of all claims in the litigation regarding the original supply agreement, was filed with the Commission on December 11, 2002.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: February 14, 2003	By:	/s/ Kennett F. Burnes

Kennett F. Burnes Chairman and Chief Executive Office (Duly Authorized Officer)

Date: February 14, 2003	By:	/s/ Eduardo E. Cordeiro

Eduardo E. Cordeiro Controller (Chief Accounting Officer)

CERTIFICATIONS

I, Kennett F. Burnes, certify that:

    1.     I have reviewed this quarterly report on Form 10-Q of Cabot Corporation;

    2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

    6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ Kennett F. Burnes

Kennett F. Burnes Chairman of the Board, President and Chief Executive Officer

I, John A. Shaw, certify that:

    1.     I have reviewed this quarterly report on Form 10-Q of Cabot Corporation;

    2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

    6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John A. Shaw

Date: February 14, 2003	John A. Shaw Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10(a)	Third Amendment, dated as of February 12, 2003, to the Revolving Credit Agreement by and among Cabot Finance BV, Fleet National Bank, Commerzbank AG, New York Branch, Mizuho Corporate Bank (USA) and the other lending institutions listed on Schedule 1 thereto, dated as of November 10, 2000, as amended.

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.