Form 10-Q
period 2003-03-31
CABOT CORP
filed 2003-05-15
CIK 16040

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of April 30, 2003, the Company had 61,727,000 shares of Common
Stock, par value $1 per share, outstanding.

CABOT CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CABOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2003 and 2002

(In millions, except per share amounts)

UNAUDITED

	2003	2002

Net sales and other operating revenues	$466	$350
Cost of sales	339	247

Gross profit	127	103

Selling and administrative expenses	58	51
Research and technical service	12	12
Special charges	—	2

Income from operations	57	38
Other income and expense
Interest and dividend income	1	2
Interest expense	(7)	(6)
Special charges	(22)	(1)
Other (charges) income	1	4

Income from continuing operations before income taxes	30	37
Provision for income taxes	(6)	(10)
Equity in net income of affiliated companies, net of tax of $1 and zero	1	—
Minority interest in net income, net of tax of $1 and $1	(2)	(1)

Net income	23	26
Dividends on preferred stock, net of tax benefit	(1)	(1)

Income available to common shares	$22	$25

Weighted-average common shares outstanding:
Basic	59	59

Diluted	70	71

Income per common share:
Basic	$0.38	$0.43

Diluted	$0.33	$0.36

Dividends per common share	$0.13	$0.13

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended March 31, 2003 and 2002
(In millions, except per share amounts)

UNAUDITED

	2003	2002

Net sales and other operating revenues	$876	$727
Cost of sales	632	507

Gross profit	244	220

Selling and administrative expenses	110	99
Research and technical service	24	23
Special charges	—	2

Income from operations	110	96
Other income and expense
Interest and dividend income	2	5
Interest expense	(14)	(14)
Special charges	(22)	(1)
Other (charges) income	(1)	3

Income from continuing operations before income taxes	75	89
Provision for income taxes	(17)	(25)
Equity in net income of affiliated companies, net of tax of $1 and $1	2	2
Minority interest in net income, net of tax of $1 and $1	(3)	(2)

Net income	57	64
Dividends on preferred stock, net of tax benefit	(2)	(2)

Income available to common shares	$55	$62

Weighted-average common shares outstanding:
Basic	59	59

Diluted	70	71

Income per common share:
Basic	$0.94	$1.06

Diluted	$0.81	$0.90

Dividends per common share	$0.26	$0.26

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2003 and September 30, 2002

(In millions)

	March 31,	September 30,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$131	$159
Accounts and notes receivable, net of reserve for doubtful accounts of $3 and $4	377	304
Inventories:
Raw materials	148	120
Work in process	147	156
Finished goods	147	124
Other	40	35

Total inventories	482	435
Prepaid expenses	47	41
Deferred income taxes	21	20

Total current assets	1,058	959

Investments:
Equity	48	48
Other	13	32

Total investments	61	80

Property, plant and equipment	2,110	2,019
Accumulated depreciation and amortization	(1,217)	(1,134)

Net property, plant and equipment	893	885

Other assets:
Goodwill	105	105
Other intangible assets, net of accumulated amortization of $5 and $5	8	8
Deferred income taxes	3	4
Other assets	24	26

Total other assets	140	143

Total assets	$2,152	$2,067

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2003 and September 30, 2002

(In millions, except for share amounts)

	March 31,	September 30,
	2003	2002

	(Unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$9	$45
Current portion of long-term debt	3	5
Accounts payable and accrued liabilities	239	233
Deferred income taxes	2	3

Total current liabilities	253	286

Long-term debt	536	495
Deferred income taxes	97	104
Other liabilities	178	170
Commitments and contingencies (Note I)
Minority interest	36	35
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Series A Junior Participating Preferred Stock
Issued and outstanding: none
Series B ESOP Convertible Preferred Stock 7.75% Cumulative
Issued: 75,336 shares, outstanding: 55,425 and 56,273 shares	72	73
(aggregate redemption value of $55 and $56)
Less cost of shares of preferred treasury stock	(38)	(38)
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued and outstanding: 61,616,479 and 61,615,503 shares	62	62
Less cost of shares of common treasury stock	(6)	(6)
Additional paid-in capital	2	5
Retained earnings	1,159	1,120
Unearned compensation	(26)	(38)
Deferred employee benefits	(50)	(51)
Notes receivable for restricted stock	(22)	(23)
Accumulated other comprehensive loss (Note L)	(101)	(127)

Total stockholders’ equity	1,052	977

Total liabilities and stockholders’ equity	$2,152	$2,067

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 2003 and 2002

(In millions)

UNAUDITED

	2003	2002

Cash Flows from Operating Activities:

Net income	$57	$64
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	64	53
Deferred tax provision (benefit)	(10)	3
Equity in income of affiliated companies	(2)	(2)
Non-cash special items	22	2
Non-cash compensation	15	13
Other non-cash charges, net	2	5
Changes in assets and liabilities, net of the effect of the consolidation of equity affiliates
Increase in accounts receivable	(67)	(37)
Increase in inventory	(37)	(34)
Decrease in accounts payable and accruals	(5)	(36)
Increase in prepayments and other assets	—	(8)
Increase in income taxes payable	6	14
Increase in other liabilities	8	6
Other, net	3	2

Cash provided by Operating Activities	56	45

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(49)	(69)
Proceeds from sales of property, plant and equipment	2	1
Purchase of equity securities	—	(9)
Acquisition of affiliate, net of cash acquired	—	(89)
Cash from consolidation of equity affiliates	—	10

Cash used in Investing Activities	(47)	(156)

Cash Flows from Financing Activities:

Proceeds from long-term debt	75	—
Repayments of long-term debt	(52)	(5)
Repayments of bank notes	(35)	—
Increase (decrease) in short-term debt	(1)	4
Purchases of preferred and common stock	(6)	(31)
Sales and issuances of preferred and common stock	2	1
Cash dividends paid to stockholders	(18)	(17)
Cash dividends paid to minority interest stockholders	(4)	(4)
Employee loan repayments	—	1

Cash used in Financing Activities	(39)	(51)

Effect of exchange rate changes on cash	2	(2)

Decrease in cash and cash equivalents	(28)	(164)
Cash and cash equivalents at beginning of period	159	364

Cash and cash equivalents at end of period	$131	$200

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended March 31, 2003

(In millions)

UNAUDITED

	Preferred	Common			Accumulated			Notes
	Stock, Net	Stock, Net	Additional		Other		Deferred	Receivable	Total	Total
	of Treasury	of Treasury	Paid-in	Retained	Comprehensive	Unearned	Employee	for Restricted	Stockholders'	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Compensation	Benefits	Stock	Equity	Income

Balance at September 30, 2002	$35	$56	$5	$1,120	$(127)	$(38)	$(51)	$(23)	$977

Net income				57						$57
Foreign currency translation adjustments					27					27
Change in unrealized loss on available-for- sale securities, net of tax					(15)					(15)
Other than temporary loss on available-for-sale securities, net of tax					15					15
Change in unrealized loss on derivative instruments					(1)					(1)

Total comprehensive income										$83

Common dividends paid				(16)
Issuance of stock under employee compensation plans, net of forfeitures, including tax benefit			3					1
Purchase and retirement of common stock			(7)
Preferred stock conversion	(1)		1
Preferred dividends paid to Employee
Stock Ownership Plan, net of tax				(2)
Principal payment by Employee Stock
Ownership Plan under guaranteed loan							1
Amortization of unearned compensation						12

Balance at March 31, 2003	$34	$56	$2	$1,159	$(101)	$(26)	$(50)	$(22)	$1,052

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
UNAUDITED

A.	Basis of Presentation

The consolidated financial statements include the accounts of Cabot Corporation and majority-owned and controlled U.S. and non-U.S. subsidiaries (Cabot). Investments in 20 to 50 percent owned affiliates are accounted for on the equity method. Cabot reports the results of one Japanese subsidiary on a one-month lag due to availability of information. For this subsidiary, no material transactions occurred during the one-month lag period. Intercompany transactions have been eliminated.

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Form 10-K for the year ended September 30, 2002.

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 2003 and 2002. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

Certain amounts in fiscal 2002 have been reclassified to conform to the fiscal 2003 presentation.

B.	Revenue Recognition

Cabot’s revenue recognition policies are in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), which establishes criteria which must be satisfied before revenue is realized or realizable and earned.

Cabot primarily derives its revenues from the sale of chemical, tantalum and specialty fluids products. Other operating revenues, which represent less than ten percent of total revenues, include tolling, services and royalties for licensed technology. Cabot recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.

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

For the three months ended March 31, 2003, Cabot deferred approximately $3 million of revenue related to certain supply agreements representing the difference between the billed price and the estimated average selling price over the life of the contracts. As of March 31, 2003, Cabot has a deferred revenue balance of approximately $10 million. The deferred revenue will be recognized over the remaining life of the contracts, based on an estimated average selling price of the contracted minimum volumes, extending through 2006.

Cabot prepares its estimates for sales returns and allowances, discounts and volume rebates quarterly based primarily on historical experience updated for changes in facts and circumstances, as appropriate. If actual future results vary, Cabot may need to adjust its estimates, which could have a material impact on earnings in the period of adjustment.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2003
UNAUDITED

C.	Special Items

Non-operating special items for fiscal 2003 include an impairment charge of $22 million due to an other than temporary decline in the fair market value of two investments, in accordance with Statement of Financial Accounting Standards (FAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Cabot recorded a $21 million impairment charge to reduce the $32 million cost investment in Sons of Gwalia to fair market value. Cabot recorded a $1 million impairment charge to reduce the $1 million cost investment in Angus and Ross to fair market value. In addition, Cabot recorded a $1 million charge related to severance for approximately 13 corporate employees and recorded a gain of $1 million from insurance recoveries.

Associated with the acquisition of the remaining 50% of Showa Cabot Supermetals KK, herein referred to as Cabot Supermetals Japan, special items from operations for fiscal 2002 consisted of a $2 million asset impairment charge for the cancellation of an expansion project at the Supermetals plant in Boyertown, Pennsylvania.

Non-operating special items for fiscal 2002 include a $1 million charge for non-capitalizable currency transaction costs, also associated with the acquisition of Cabot Supermetals Japan.

D.	Goodwill and Other Intangible Assets

At March 31, 2003 and September 30, 2002, Cabot had goodwill balances of $105 million. As of both dates, $83 million related to Supermetals and $22 million related to the Chemical Businesses. The carrying amount of goodwill attributable to each reportable operating segment had nominal changes during the six months ended March 31, 2003.

Cabot does not have any indefinitely-lived intangible assets. Cabot had finite-lived intangible assets of $8 million at March 31, 2003 and September 30, 2002. Intangible assets are amortized over their estimated useful lives, which range from five to fifteen years. Estimated amortization expense is expected to be $1 million in each of the next five fiscal years.

E.	Asset Retirement Obligations

Cabot adopted FAS No. 143, “Accounting for Asset Retirement Obligations”, on October 1, 2002. The objective of FAS No. 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation for certain long-lived assets. FAS No. 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset.

Upon implementation, Cabot determined that certain legal obligations do exist. These obligations primarily relate to site restoration activities legally required upon the closing of certain facilities. However, Cabot determined that these facilities and the associated legal obligations have an indeterminate life.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2003
UNAUDITED

Accordingly, the fair value of the liability cannot be reasonably estimated and an asset retirement obligation has not been recognized. Cabot does not have any assets that are legally restricted for purposes of settling these asset retirement obligations.

F.	Debt

At September 30, 2002, Cabot had balances of $36 million and $67 million related to bank notes and long-term debt assumed during the February 2002 acquisition of Cabot Supermetals Japan. During the month of September 2002, Cabot repaid approximately $10 million of the bank notes. This repayment was not included in the consolidated fiscal 2002 results due to the one-month lag in reporting. In October 2002, Cabot entered into a 9.3 billion yen ($78 million) term loan agreement to refinance the majority of the remaining debt assumed in the Cabot Supermetals Japan acquisition. With the proceeds, Cabot repaid all of the bank notes and all but $17 million of the long-term debt at Cabot Supermetals Japan. The term loan agreement bears interest at yen-LIBOR (0.08% at March 31, 2003) plus 0.9% and matures in fiscal 2006. The term loan agreement contains specific covenants. The covenants include financial covenants for certain maximum indebtedness limitations and minimum cash flow requirements. As of March 31, 2003, Cabot was in compliance with all covenants under the agreement.

In November 2000, a Cabot subsidiary borrowed 150 million EURO ($162 million) under a three-year loan maturing in November 2003. On February 12, 2003, Cabot amended the original agreement to extend the maturity until November 2004. As such, the loan is classified as long-term debt on the March 31, 2003 consolidated balance sheet. The loan is payable in EUROs and bears interest at EURIBOR (2.4% at March 31, 2003) plus 0.9%.

G.	Guarantee Agreements

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

Cabot has provided certain indemnities pursuant to which it may be required to make payments to an indemnified party in connection with certain transactions and agreements. With respect to certain acquisitions and divestitures, Cabot has provided routine indemnities, with respect to such matters as environmental, tax, product and employee liabilities. In addition, in connection with various other agreements, including service and supply agreements, Cabot may provide routine indemnities with respect to certain contingencies and routine warranties. Generally, a maximum obligation is not explicitly stated, thus the potential amount of future maximum payments cannot be reasonably estimated. The duration of the indemnities varies, and in many cases is indefinite. Cabot has not recorded any liability for these indemnities in the consolidated financial statements, except as otherwise disclosed.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2003
UNAUDITED

H.	Financial Instruments

Interest Rates

As part of the Cabot Supermetals Japan acquisition, Cabot assumed variable rate debt that was economically hedged with interest rate swaps. In October 2002, Cabot refinanced the underlying variable rate debt and the interest rate swaps were terminated.

On October 29, 2002, Cabot entered into two interest rate swaps with an aggregate notional amount of 9.3 billion yen ($78 million). The swaps are variable-for-fixed swaps of the quarterly interest payments on related debt and mature in fiscal 2008. The swaps are derivative instruments as defined by FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and have been designated as cash flow hedges. Changes in the value of the effective portion of cash flow hedges are reported in other comprehensive income, while the ineffective portion is reported in earnings. The change in fair value since inception has been nominal.

Foreign Currency

During the first quarter of fiscal 2003, Cabot began using both yen based debt and cross currency swaps to hedge its net investment in Japanese subsidiaries against adverse movements in exchange rates. On October 24, 2002, Cabot entered into a 9.3 billion yen ($78 million) three-year term loan agreement with a group of banks to refinance existing debt at Cabot Supermetals Japan. On November 20, 2002, Cabot entered into two cross currency swaps for an aggregate amount of $41 million. Upon maturity of the swaps, Cabot is entitled to receive $41 million U.S. dollars and is obligated to pay 5 billion Japanese yen. Cabot is also entitled to receive semi-annual interest payments on $41 million at 3 Month U.S. dollar LIBOR interest rates and is obligated to make semi-annual interest payments on 5 billion yen at 3 Month Japanese yen LIBOR interest rates. Included in liabilities at March 31, 2003 is $2 million related to the fair value of the cross currency swaps and $3 million related to the cumulative translation differences in Cabot’s yen denominated debt.

The debt and cross currency swaps have been designated as hedges of Cabot’s net investment in Japan and are accounted for under FAS No. 133. Effectiveness of these hedges is based on changes in the spot foreign exchange rates and the balance of Cabot’s yen denominated net investments. The changes in value of the yen based debt and of the cross currency swaps, totaling $5 million for the six months ended March 31, 2003, have been recorded as a foreign currency translation loss in Accumulated Other Comprehensive Loss, offsetting foreign currency translation gains of Cabot’s yen denominated net investments. Net losses recorded in earnings representing the amount of the hedges’ ineffectiveness for the period were nominal.

I.	Commitments and Contingencies

As of March 31, 2003 and September 30, 2002, approximately $27 million and $29 million, respectively, was reserved for environmental matters. Cabot has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the “Superfund law”) and comparable state statutes with respect to several sites. During the next several years, as remediation of various environmental sites is carried out, Cabot expects to spend a significant portion of its $27 million environmental reserve for costs associated with such remediation. Cabot anticipates that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2003
UNAUDITED

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

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. The subsidiary disposed of that business in July 1995. In connection with its acquisition, the subsidiary agreed, in certain circumstances, to assume that portion of liabilities, including the costs of legal fees together with the amounts paid in settlement or judgment, allocable to AO respiratory products used prior to the 1990 closing. In exchange for the subsidiary’s assumption of pre-closing liabilities, AO agreed to provide to the subsidiary the benefits of: (1) AO’s insurance coverage for the pre-closing period, and (2) another entity’s private indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May, 1982. Generally, these respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that were negligently designed or labeled.

Neither Cabot, nor its past or present subsidiaries, at any time manufactured asbestos or asbestos-containing materials or products. Moreover, not every person with exposure to asbestos giving rise to an asbestos claim used a form of respiratory protection. At no time did AO’s respiratory product line represent a significant portion of the overall respiratory product market. In addition, other parties, including AO, AO’s insurers, and another private indemnitor and its insurers (collectively, the “Payor Group”), incur significant portions of the costs of these liabilities, leaving Cabot with a portion of the liability in only some of the pending cases.

Cabot’s subsidiary disposed of the business in July 1995 by transferring it to a newly-formed joint venture called Aearo Corporation (“Aearo”). Cabot has a 40% equity interest in Aearo. Cabot agreed to have its subsidiary retain liabilities allocable to respirators used prior to the 1995 transaction so long as Aearo pays Cabot an annual fee of $400,000. Aearo can discontinue payment of this fee at any time, in which case it will assume the liability for, and indemnify Cabot against, the liabilities allocable to respirators manufactured and used prior to the 1995 transaction. Cabot has no liability in connection with any products manufactured by Aearo after 1995. Between July 1995 and September 30, 2001, Cabot’s total costs and payments in connection with these respirator liabilities did not exceed the total amounts Cabot received from Aearo. Since 1990, for those claims in connection with which Cabot has contributed toward the costs of defense and settlement, Cabot has contributed roughly $320 per claim, or approximately 10% of the total costs per claim paid by the Payor Group.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2003
UNAUDITED

As of December 31, 2002, there were approximately 50,000 claimants in pending cases asserting claims against AO in connection with respiratory products, excluding the 13,000 Mississippi claimants discussed in the paragraph below. As of March 31, 2003, there were approximately 74,000 such claimants, also excluding the 13,000 Mississippi claimants. The vast majority of new claims since January 1, 2003 were filed in Mississippi and appear to have been prompted by changes in Mississippi’s state procedural laws. In the past, Cabot has contributed to the costs of a significant percentage, but not all, pending claims, depending on several factors, including the period of alleged product use.

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

If a global settlement is not reached, disagreements among members of the Payor Group will make it unlikely that the allocation assumptions previously used by Cabot to determine the amount of the reserve will continue to apply. In addition, because this is a very unpredictable area, Cabot continues to be unable to estimate the number of future claims or the range of liability that may be incurred as a result of such claims on any reasonable basis. For these reasons, Cabot is currently unable to reasonably estimate a range of possible loss for pending and future respirator claims. As a result, Cabot has not recorded an additional reserve for these claims at this time. Although Cabot’s liability associated with these pending and future claims, or Cabot’s success in reaching a global settlement, could have a material effect on earnings in a particular quarter of a fiscal year, Cabot continues to believe that its respirator exposure will not have a material adverse effect on Cabot’s financial position or liquidity.

Cabot has various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business, including a number of claims asserting premises liability for asbestos exposure. In the opinion of the Company, although final disposition of all of its suits and claims may impact Cabot’s results of operations in a particular period, they should not, in the aggregate, have a material adverse effect on Cabot’s financial position.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2003
UNAUDITED

J.	Stock-Based Compensation

Cabot has equity compensation plans under which stock options and restricted stock awards are granted to employees. The plans are described more fully in Note L of Cabot’s Form 10-K for the year ended September 30, 2002. Cabot accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Cabot recorded compensation expenses of $12 million and $10 million for the six month periods ending March 31, 2003 and 2002, respectively, primarily related to restricted stock awards. For stock options, no material compensation cost is reflected in net income, as options are generally granted having an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Cabot had applied the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

Net income, as reported	$23	$26	$57	$64
Add: Stock-based compensation expense included in reported net income, net of related tax effects	6	5	12	10
Deduct: Stock-based compensation using fair value method for all awards, net of related tax effects	(6)	(6)	(13)	(11)

Pro forma net income	$23	$25	$56	$63

Net income per common share:
Basic, as reported	$0.38	$0.43	$0.94	$1.06
Basic, pro forma	$0.38	$0.42	$0.93	$1.04

Diluted, as reported	$0.33	$0.36	$0.81	$0.90
Diluted, pro forma	$0.33	$0.36	$0.80	$0.88

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2003

UNAUDITED

K.	Stockholders’ Equity

The following table summarizes the changes in shares of stock for the three months ended March 31, 2003:

Preferred Stock (in thousands)
Balance at December 31, 2002	73
Converted preferred stock	(1)

Balance at March 31, 2003	72

Preferred Treasury Stock (in thousands)
Balance at December 31, 2002	17

Balance at March 31, 2003	17

Common Stock (in millions)
Balance at December 31, 2002	62

Balance at March 31, 2003	62

Common Treasury Stock (in thousands)
Balance at December 31, 2002	166

Balance at March 31, 2003	166

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2003

UNAUDITED

K.	Stockholders’ Equity (continued)

The following table summarizes the changes in shares of stock for the six months ended March 31, 2003:

Preferred Stock (in thousands)
Balance at September 30, 2002	73
Converted preferred stock	(1)

Balance at March 31, 2003	72

Preferred Treasury Stock (in thousands)
Balance at September 30, 2002	17

Balance at March 31, 2003	17

Common Stock (in millions)
Balance at September 30, 2002	62

Balance at March 31, 2003	62

Common Treasury Stock (in thousands)
Balance at September 30, 2002	166

Balance at March 31, 2003	166

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2003

(In millions)

UNAUDITED

L.	Comprehensive Income

The pre-tax, tax, and after-tax effects of the components of other comprehensive income (loss) for the three months ended March 31 are shown below:

	Pre-tax	Tax	After-tax

2003
Foreign currency translation adjustments	$18	$—	$18
Unrealized holding loss arising during period on marketable equity securities	(7)	1	(6)
Other than temporary loss on marketable equity securities	22	(7)	15
Unrealized holding loss arising during period on derivative instruments	—	—	—

Other comprehensive income (loss)	$33	$(6)	$27

	Pre-tax	Tax	After-tax

2002
Foreign currency translation adjustments	$(17)	$—	$(17)
Unrealized holding loss arising during period on marketable equity securities	(4)	1	(3)

Other comprehensive income (loss)	$(21)	$1	$(20)

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2003

(In millions)

UNAUDITED

L.	Comprehensive Income (continued)

The pre-tax, tax, and after-tax effects of the components of other comprehensive income (loss) for the six months ended March 31 are shown below:

	Pre-tax	Tax	After-tax

2003
Foreign currency translation adjustments	$27	$—	$27
Unrealized holding loss arising during period on marketable equity securities	(22)	7	(15)
Other than temporary loss on marketable equity securities	22	(7)	15
Unrealized holding loss arising during period on derivative instruments	(1)	—	(1)

Other comprehensive income (loss)	$26	$—	$26

	Pre-tax	Tax	After-tax

2002
Foreign currency translation adjustments	$(18)	$—	$(18)
Unrealized holding gain arising during period on marketable equity securities	2	(1)	1

Other comprehensive income (loss)	$(16)	$(1)	$(17)

Cabot recorded a pre-tax impairment charge of $22 million related to the decline in the fair market value of two investments. A tax benefit of $7 million was recorded related to this impairment charge during the second quarter of fiscal 2003. The tax benefit offset income tax expense recorded for continuing operations at a 25% effective tax rate causing the overall effective tax rate for the three and six months ended March 31, 2003 to be 19% and 23%, respectively.

The balance of related after-tax components comprising accumulated other comprehensive loss as of March 31, 2003 and September 30, 2002 is summarized below:

	March 31,	September 30,
	2003	2002

Foreign currency translation adjustments	$(93)	$(120)
Unrealized holding loss on derivative instruments	(1)	—
Minimum pension liability adjustment	(7)	(7)

Accumulated other comprehensive loss	$(101)	$(127)

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2003

(In millions, except per share amounts)

UNAUDITED

M.	Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated for the three months ended March 31 as follows:

	2003	2002

Basic EPS
Income available to common shares (numerator)	$22	$25

Weighted-average common shares outstanding	62	62
Less: Contingently issuable shares(1)	(3)	(3)

Adjusted weighted-average shares (denominator)	59	59

Basic EPS	$0.38	$0.43

Diluted EPS
Income available to common shares	$22	$25
Dividends on preferred stock	1	1
Less: Income effect of assumed conversion of preferred stock	—	—

Income available to common shares plus assumed conversions (numerator)	$23	$26

Weighted-average common shares outstanding	62	62
Effect of dilutive securities:
Conversion of preferred stock	8	8
Conversion of incentive stock options(2)	—	1

Adjusted weighted-average shares (denominator)	70	71

Diluted EPS	$0.33	$0.36

(1) Represents restricted stock issued under Cabot Equity Incentive Plans.

(2) At March 31, 2003 and 2002, 0.6 million and 0.3 million, respectively, of options to purchase shares of common stock were not included in the calculation of diluted earnings per share because those options’ exercise price was greater than the average market price of common shares.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2003

(In millions, except per share amounts)

UNAUDITED

M.	Earnings Per Share (continued)

Basic and diluted earnings per share (EPS) were calculated for the six months ended March 31 as follows:

	2003	2002

Basic EPS
Income available to common shares (numerator)	$55	$62

Weighted-average common shares outstanding	62	62
Less: Contingently issuable shares(1)	(3)	(3)

Adjusted weighted-average shares (denominator)	59	59

Basic EPS	$0.94	$1.06

Diluted EPS
Income available to common shares	$55	$62
Dividends on preferred stock	2	2
Less: Income effect of assumed conversion of preferred stock	—	—

Income available to common shares plus assumed conversions (numerator)	$57	$64

Weighted-average common shares outstanding	62	62
Effect of dilutive securities:
Conversion of preferred stock	8	8
Conversion of incentive stock options(2)	—	1

Adjusted weighted-average shares (denominator)	70	71

Diluted EPS	$0.81	$0.90

(1) Represents restricted stock issued under Cabot Equity Incentive Plans.

(2) At March 31, 2003 and 2002, 0.6 million and 0.3 million, respectively, of options to purchase shares of common stock were not included in the calculation of diluted earnings per share because those options’ exercise price was greater than the average market price of common shares.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2003

(In millions)

UNAUDITED

N.	Financial Information by Segment

The framework for segment reporting is intended to give analysts and other financial statement users a view of Cabot “through the eyes of management.” It designates Cabot’s internal management reporting structure as the basis for determining Cabot’s reportable segments, as well as the basis for determining the information to be disclosed for those segments. The following table provides financial information by segment for the three months ended March 31:

	Chemical		Specialty	Segment	Unallocated	Consolidated
	Businesses	Supermetals	Fluids	Total	and Other	Total

2003
Net sales and other operating revenues(1)(2)	$352	$107	$4	$463	$3	$466
Profit (loss) before taxes(3)(4)	$23	$37	$(2)	$58	$(28)	$30
2002
Net sales and other operating revenues(1)(2)	$292	$48	$6	$346	$4	$350
Profit (loss) before taxes(3)(4)	$30	$14	$(1)	$43	$(6)	$37

Unallocated and other net sales and other operating revenues includes the following:

	2003	2002

Equity affiliate sales	$(8)	$(6)
Royalties paid by equity affiliates	2	1
Interoperating segment revenues	(1)	(1)
Shipping and handling fees	10	10

Total	$3	$4

Unallocated and Other profit (loss) before taxes includes the following:

	2003	2002

Interest expense	$(7)	$(6)
General unallocated income (expense)(5)	2	3
Equity in net income of affiliated companies	(1)	—
Special items(6)	$(22)	$(3)

Total	$(28)	$(6)

(1) Segment sales for certain operating segments include 100% of sales for one equity affiliate and transfers of materials at cost and at market-based prices.

(2) Unallocated and other reflects an adjustment for sales for one equity affiliate, interoperating segment revenues, offset by royalties paid by equity affiliates and external shipping and handling fees.

(3) The Supermetals business fiscal 2003 results include 100% of Cabot Supermetals Japan for three months. The Supermetals business fiscal 2002 results include 100% of Cabot Supermetals Japan for one month and 50% of Cabot Supermetals Japan for four months when Cabot Supermetals Japan was accounted for as a 50% owned equity affiliate.

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

(6) The details of special items are included in Note C.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2003

(In millions)

UNAUDITED

N.	Financial Information by Segment (continued)

The framework for segment reporting is intended to give analysts and other financial statement users a view of Cabot “through the eyes of management.” It designates Cabot’s internal management reporting structure as the basis for determining Cabot’s reportable segments, as well as the basis for determining the information to be disclosed for those segments. The following table provides financial information by segment for the six months ended March 31:

	Chemical		Specialty	Segment	Unallocated	Consolidated
	Businesses	Supermetals	Fluids	Total	and Other	Total

2003
Net sales and other operating revenues(1)(2)	$661	$203	$7	$871	$5	$876
Profit (loss) before taxes(3)(4)	$47	$68	$(3)	$112	$(37)	$75
2002
Net sales and other operating revenues(1)(2)	$577	$130	$15	$722	$5	$727
Profit (loss) before taxes(3)(4)	$57	$45	$—	$102	$(13)	$89

Unallocated and other net sales and other operating revenues includes the following:

	2003	2002

Equity affiliate sales	$(16)	$(14)
Royalties paid by equity affiliates	3	3
Interoperating segment revenues	(2)	(3)
Shipping and handling fees	20	19

Total	$5	$5

Unallocated and Other profit (loss) before taxes includes the following:

	2003	2002

Interest expense	$(14)	$(14)
General unallocated income (expense)(5)	1	6
Equity in net income of affiliated companies	(2)	(2)
Special items(6)	$(22)	$(3)

Total	$(37)	$(13)

(1) Segment sales for certain operating segments include 100% of sales for one equity affiliate and transfers of materials at cost and at market-based prices.

(2) Unallocated and other reflects an adjustment for sales for one equity affiliate, interoperating segment revenues, offset by royalties paid by equity affiliates and external shipping and handling fees.

(3) The Supermetals business fiscal 2003 results include 100% of Cabot Supermetals Japan for six months. The Supermetals business fiscal 2002 results include 100% of Cabot Supermetals Japan for one month and 50% of Cabot Supermetals Japan for seven months when Cabot Supermetals Japan was accounted for as a 50% owned equity affiliate.

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

(6) The details of special items are included in Note C.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2003
UNAUDITED

O.	Recent Accounting Developments

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends FAS No. 123, “Accounting for Stock-Based Compensation.” FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS No. 148 also requires more prominent and more frequent disclosure in the financial statements about the effects of stock-based compensation. The disclosure provisions of FAS No. 148 were adopted by Cabot as of December 31, 2002 and are included in Note J. Other provisions of this statement are effective for the September 30, 2003 fiscal year-end. Cabot is in the process of assessing the impact of FAS No. 148 on its fiscal 2003 consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 provides guidance on the identification of and financial reporting for entities over which control is achieved through the means other than by voting rights. FIN 46 determines whether such entities should be consolidated under the controlling interest financial model of ARB No. 51, the variable interest model of FIN 46 or other existing authoritative guidance. Cabot adopted FIN 46 as of January 31, 2003 for variable interest entities created after January 31, 2003 and will adopt FIN 46 on July 1, 2003 for variable interest entities that were created before January 31, 2003. Cabot is assessing the impact of FIN 46 on the consolidated financial statements.

In February 2003, the FASB issued Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 provides guidance for the accounting by a vendor for arrangements involving multiple revenue-generating activities. The provisions of EITF 00-21 are effective for Cabot for the interim period beginning July 1, 2003. Cabot is in the process of assessing the impact of EITF 00-21 on the consolidated financial statements.

P.	Subsequent Event

During May 2003, the Board of Directors authorized management to explore a number of European restructuring initiatives. These proposed initiatives, which are subject to certain regulatory approvals and consultation processes with Works Councils, include closure of Cabot’s carbon black manufacturing facility in Zierbena, Spain, the consolidation of administrative services for all European businesses in one shared service center, and the implementation of a consistent staffing model for all manufacturing facilities in Europe. In addition to these initiatives, the Company has decided to discontinue an energy project that was in process at Zierbena and at one other European carbon black manufacturing facility. The initiatives being discussed could result in a pre-tax charge to earnings of approximately $60 million over the next 18 to 24 months, of which approximately $30 million is expected to be recorded in the second half of fiscal year 2003. Total cash outlays related to the program over the 18 to 24 month period are expected to be approximately $25 million.

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

Revenue Recognition and Accounts Receivable
The Company primarily derives its revenue from the sale of chemical, tantalum and specialty fluids products. Other operating revenues include tolling, services and royalties received for licensed technology. The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), which establishes the criteria that must be satisfied before revenue is realized or realizable and earned.

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

The Company prepares its estimates for sales returns and allowances, discounts, and rebates quarterly based primarily on historical experience updated for changes in facts and circumstances, as appropriate. If actual future results vary, the Company may need to adjust its estimates, which could have a material impact on earnings in the period of adjustment.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required, which could materially affect future earnings. As of March 31, 2003, the allowance for doubtful accounts was $3 million.

Inventory Valuation
The cost of most raw materials, work in process, and finished goods inventories in the U.S. is determined by the last-in, first-out (LIFO) method. Had the Company used the first-in, first-out (FIFO) method instead of the LIFO method for such inventories the value of those inventories would have been $79 million higher as of March 31, 2003. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.

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

Environmental Costs
The Company accrues environmental costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. When a liability amount cannot be reasonably estimated, but a range can be reasonably estimated, the Company accrues the amount that reflects its best estimate within that range or the low end of the range if no estimate within the range is better. The amount accrued reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. The availability of new information, changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in applicable government laws and regulations could result in higher or lower costs. The Company does not reduce its estimated liability for possible recoveries from insurance carriers. Proceeds from insurance carriers are recorded when realized by the receipt of cash or a contractual agreement. As of March 31, 2003, the Company had $27 million reserved for various environmental matters.

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

II.     Results of Operations

Net sales and operating profit before taxes by segment are shown in Note N of the Consolidated Financial Statements.

Three Months Ended March 31, 2003 versus
Three Months Ended March 31, 2002

Net income for the second quarter of fiscal 2003 was $23 million ($0.33 per diluted common share) compared to $26 million ($0.36 per diluted common share) in the same quarter a year ago. Included in this quarter’s results are special charges totaling $22 million ($0.21 per diluted common share). Included in the results for the second quarter of 2002 are special charges totaling $3 million ($0.03 per diluted common share).

Sales increased $116 million from $350 million last year to $466 million this year, with increases in both the Chemical and Supermetals Businesses. However, income from continuing operations before taxes decreased 19% from $37 million in the second quarter of fiscal 2002 to $30 million in the second quarter of fiscal 2003.

Sales for the Chemical Businesses (carbon black, fumed metal oxides, inkjet and aerogel businesses) increased 21%, from $292 million in the second quarter of fiscal 2002 to $352 million in second quarter of fiscal 2003. Operating profit decreased 23%, from $30 million in fiscal 2002 to $23 million in the second quarter of fiscal 2003. The decrease in operating profit was principally driven by reduced operating margins ($28 million), which was partially offset by improved volumes ($11 million) and favorable foreign exchange impacts ($10 million).

In carbon black during the second quarter of fiscal 2003, increases in raw material and operating costs continued to exceed price increases, causing margins to decline. The margin decline more than offset a $10 million benefit from foreign exchange translation related to the weakening U.S. Dollar, and profit, therefore, decreased by $5 million. Carbon black volumes improved by 1% compared to the second quarter of fiscal 2002, but the trend differed considerably by region. North American and European volumes decreased by 9% and 11% respectively, while South America and Asia Pacific volumes increased by 22% and 34%, respectively. The decreases in North America and Europe are the result of a combination of weak economic factors as well as a shift in tire manufacturing from developed regions, where costs are high, to lower cost developing countries. This shift in demand as well as strong domestic demand in parts of South America and Asia Pacific, particularly in China, drove the increases in those regions.

Volumes in the fumed metal oxides business increased by 9% while sales improved 13% in the second fiscal quarter of 2003 compared to the same quarter of 2002. Volumes improved in all key markets – electronics, traditional silicone rubber, composites and adhesives, and the niche market. This was partly offset by lower pricing and higher operating costs, leading to a profit increase of $1 million compared to the second quarter of fiscal 2002.

Cabot’s inkjet colorants business continues to make progress with the growth of its existing commercial products and the development of new products. Increased volumes for the OEM, aftermarket and colors markets resulted in a 37% increase in volume for the business compared to the second quarter of fiscal 2002. The volume gain was offset by higher operating costs related to the transfer of manufacturing to a new manufacturing plant, as well as higher R&D costs. These factors led to an operating profit that was equal to that of the second quarter of fiscal 2002.

The Nanogels plant is undergoing an extended commissioning process that is taking longer than expected. Production of the Nanogel™ aerogel particle involves the development of a new manufacturing process with inherent start-up challenges. The impact of this delayed start-up is not material to the Company.

In the Supermetals business (formerly called the Performance Materials business) sales increased 123% from $48 million in the second quarter of fiscal 2002 to $107 million in the second quarter of fiscal 2003. Volumes were higher than the year ago quarter by 135% due to a combination of contracted tantalum powder, wire and intermediate product sales and some improvement in Asia Pacific volumes. Average selling prices declined compared to the same quarter last year due to the renegotiation of certain customer contracts during calendar year 2002, resulting in lower prices but extended contract terms. Operating profit for the segment increased $23 million versus the same quarter in fiscal 2002. Litigation is ongoing with one customer, AVX, which continues to purchase products in accordance with the terms of its supply agreement.

In accordance with the terms of the tantalum contracts with certain customers, the sales price of certain contracted volumes declined effective January 1, 2003. The Company has recognized revenue at the estimated average selling price over the life of the respective contracts. This resulted in a deferral of approximately $3 million of revenue and profit in the second quarter of fiscal year 2003, bringing the total year to date balance of deferred revenue to $10 million. These amounts will be recognized as revenue and profit over the remaining life of the contracts, extending through 2006.

Specialty Fluids’ sales in the second quarter of fiscal year 2003 were $4 million versus $6 million in the same quarter of last year. The segment reported a $2 million operating loss compared to a $1 million loss for the same period in 2002. During the second quarter of 2003, volumes declined by 25%, due to a lower industry-wide level of drilling activity, particularly in the UK sector of the North Sea. To date, cesium formate has been successfully used in a total of 64 completion and drill-in applications, most of which involved challenging high pressure, high temperature wells in the North Sea.

The special items of $22 million recorded in the second quarter of fiscal year 2003 consist of a $21 million impairment to the value of the Company’s investment in Sons of Gwalia, an Australian mining company from which Cabot purchases tantalum ore; a $1 million impairment to the value of the Company’s investment in Angus and Ross, a mining company conducting exploration for new tantalum reserves; and $1 million in corporate restructuring costs related to the elimination of certain positions. The Company also recorded $1 million related to insurance recovery receipts during the quarter. Included in the results for the second quarter of 2002 are special charges totaling $3 million related to the cancellation of an expansion project in the Supermetals plant in Boyertown, Pennsylvania and non-capitalizable transaction costs. The special charges in fiscal 2002 were associated with the February 2002 acquisition of the remaining 50% of the shares in Cabot Supermetals Japan from the Company’s joint venture partner, Showa Denko KK.

Given recent volume trends and lower raw material costs in the Chemical Businesses, the Company is cautiously optimistic about the results for the remainder of the year in this segment. Similarly, while the global electronics markets continue to be weak, the Company will benefit from contractual agreements with customers in the Supermetals segment. Finally, the Company is beginning to see signs of increased activity in the oil drilling industry, and it is encouraged by the acceptance of its cesium formate fluid in the North Sea market.

Research and technical service spending remained consistent at $12 million for the second quarter of 2003 versus the second quarter of 2002. Selling and administrative expenses increased $7 million or 14%, from $51 million for the second quarter of fiscal 2002 to $58 million for the same period in 2003. The increase is attributable to a combination of incremental costs incurred for the Company’s new ERP system as well as higher compensation costs, costs of the acquired Japanese tantalum business and unfavorable currency translation impacts on costs from the weakening of the U.S. dollar.

Interest and dividend income in the second quarter was $1 million less than in the same quarter last year due to a decrease in Cabot’s cash position and lower interest rates.

Interest expense increased by $1 million from the year ago quarter due to higher debt partly offset by a lower effective overall interest rate.

Income tax expense in the second quarter decreased from $10 million in 2002 to $6 million in the same period of 2003. This decrease was the result of the Company benefiting from a lower effective tax rate on continuing operations of 25% in the second quarter of fiscal 2003 versus 28% for the same quarter of 2002, as well as a $7 million tax benefit recorded on the impairment of the investment in Sons of Gwalia. The Company expects its effective tax rate on pre-tax income from continuing operations before special items to be approximately 25% for fiscal 2003.

As described in Note I of this 10-Q, the Company has ongoing exposure to respirator related claims. The Company is currently in the process of negotiating a potential settlement, which could, for a potentially extended period of time, limit its liability for these claims to a fixed annual amount. In the opinion of the Company, although final disposition of these claims may impact Cabot’s results of operations in a particular period, they should not, in the aggregate, have a material adverse effect on Cabot’s financial position.

To date, the Company’s operations in Asia have not been significantly affected by Severe Acute Respiratory Syndrome (SARS). At this time, however, it is impossible to predict the long-term implications of this epidemic on the Company’s existing operations and future business development.

Six Months Ended March 31, 2003 versus
Six Months Ended March 31, 2002

Net income for the first six months of fiscal 2003 was $57 million compared to $64 million for the first half of fiscal 2002. Included in these results for the first six months of 2003 are special charges totaling $22 million ($0.21 per diluted common share). Included in the results for the first six months of 2002 are special charges totaling $3 million ($0.03 per diluted common share).

Sales increased 21% from $727 million last year to $876 million this year due to higher pricing in the Chemical Businesses and to higher volume levels in Supermetals. These increases as well as lower Supermetals operating costs and benefits from foreign exchange translation were the primary drivers behind the increase in profitability.

Sales for the Chemical Businesses increased $84 million or 15%, from $577 million last year to $661 million this year. Operating profit decreased $10 million or 18%, from $57 million to $47 million. The decrease in profitability is primarily attributed to lower operating margins ($54 million), which was partially offset by improved volumes ($26 million) and favorable foreign exchange impacts ($18 million). The lower margins are due to a combination of rising raw material prices through the second half of fiscal year 2002 and the Company’s inability to increase prices to fully offset these increases as well as higher manufacturing and administrative costs.

Cabot Supermetals’ sales were $203 million, a 56% increase from $130 million in the first six months of fiscal 2002. Operating profit increased 51% from $45 million in the first six months of last year to $68 million in the first six months of this year. Volumes were higher than the first six months of fiscal year 2002 due to a combination of contracted tantalum powder, wire and intermediate product sales and some improvement in Asia Pacific volumes. Average selling prices declined compared to the prior year period due to the renegotiation of certain customer contracts during calendar year 2002, resulting in lower prices but extended contract terms.

Specialty Fluids’ sales decreased by 53% for the six-month period ended March 31, 2003 as a result of a decrease in activity in the well drilling industry. Sales decreased from $15 million last year to $7 million this year. The operating results for Specialty Fluids were a loss of $3 million for the six month period of 2003 and break-even for the six month period of 2002. The decline in profit is due to the lower volumes and revenues in the period.

The special items of $22 million recorded in the first six months of fiscal year 2003 consist of a $21 million impairment to the value of the Company’s investment in Sons of Gwalia, an Australian mining company from which Cabot purchases tantalum ore; a $1 million impairment to the value of the Company’s investment in Angus and Ross, a mining company conducting exploration for new tantalum reserves; and $1 million in corporate restructuring costs related to the elimination of certain positions. The Company also recorded $1 million related to insurance recovery receipts during the period. Included in the results for the first six months of 2002 are special charges totaling $3 million related to the cancellation of an expansion project in the Supermetals plant in Boyertown, Pennsylvania and non-capitalizable transaction costs. The special charges in fiscal 2002 were associated with the February 2002 acquisition of the remaining 50% of the shares in Cabot Supermetals Japan from the Company’s joint venture partner, Showa Denko KK.

Research and technical service spending increased by $1 million during the first half of 2003, reaching $24 million versus $23 million in the first half of last year. Selling and administrative expenses increased $11 million from $99 million for the first six months of fiscal 2002 to $110 million spent in the first six months of this year. The increase is largely due to higher compensation costs and incremental costs related to the Company’s new ERP system.

Interest income in the six months ended March 31, 2003 was $3 million less than in the same period last year due to a decrease in Cabot’s cash position. Lower interest rates further negatively impacted interest income.

Increased debt combined with a lower effective overall interest rate held interest expense for the first six months of fiscal 2003 at $14 million, which was approximately the same as the year ago period.

In the six month period ended March 31, 2003, other income and charges decreased from $3 million of income in the prior year to a $1 million charge in the current year. This decrease was primarily due to costs incurred with the refinancing of debt during the current year as well as a benefit from the forfeiture of incentive shares in the first six months of fiscal 2002, which were not as significant in the current year.

III. Cash Flow and Liquidity

During the first six months of the fiscal year, cash provided by operating activities totaled $56 million as compared to cash provided by operating activities of $45 million for the same period last year. The cash provided by operating activities during the first six months of fiscal 2003 was primarily related to net income, with additions for non-cash expenses, offset by increases in receivables and inventories. The increase in receivables was driven by timing of receipts in the Supermetals and Chemicals businesses and increased sales company-wide. The Company continuously assesses the creditworthiness of its customers and no material reserves have been recorded for specific customers. The cash provided by operating activities during the first six months of 2002 was essentially the result of net income offset by an increase in working capital, primarily related to the Supermetals business.

Capital spending for the first six months of fiscal 2003 was $49 million. The majority of capital spending was related to improving existing assets. Capital expenditures for fiscal 2003 are expected to total approximately $143 million and include expenditures for replacement projects, plant expansions, and the completion of projects started in fiscal 2002. Capital spending for the first six months of fiscal 2002 was $167 million. Of this amount, $89 million, net of $10 million in cash acquired, was related to the February 2002 purchase of the remaining 50% of Cabot Supermetals Japan, a joint venture at the time.

Cash used for financing activities was $39 million in the first six months of fiscal 2003 as compared to $51 million used during the same period last year. The majority of the financing activities related to payments of dividends, purchases of stock, and the refinancing of debt assumed in the February 2002 acquisition of Cabot Supermetals Japan. During the month of September 2002, Cabot repaid approximately $10 million of bank notes. This repayment was included in the consolidated fiscal 2003 results due to the one month lag in reporting. In October 2002, Cabot entered into a 9.3 billion yen ($78 million) term loan agreement to refinance the majority of the remaining debt assumed in the Cabot Supermetals Japan acquisition. With the proceeds, Cabot repaid all $25 million of the remaining bank notes and $47 million of the long-term debt at Cabot Supermetals Japan. The new term loan matures in 2006. During the six months ended March 31, 2002, the cash used in financing activities was larger than the same period of 2003 due to a greater amount of stock repurchases.

During May 2003, the Board of Directors authorized management to explore a number of European restructuring initiatives. These proposed initiatives, which are subject to certain regulatory approvals and consultation processes with Works Councils, include closure of Cabot’s carbon black manufacturing facility in Zierbena, Spain, the consolidation of administrative services for all European businesses in one shared service center, and the implementation of a consistent staffing model for all manufacturing facilities in Europe. In addition to these initiatives, the Company has decided to discontinue an energy project that was in process at Zierbena and at one other European carbon black manufacturing facility. The initiatives being discussed could result in a pre-tax charge to earnings of approximately $60 million over the next 18 to 24 months, of which approximately $30 million is expected to be recorded in the second half of fiscal year 2003. Total cash outlays related to the program over the 18 to 24 month period are expected to be approximately $25 million.

In November 2000, a Cabot subsidiary borrowed 150 million EURO ($162 million) under a three year loan maturing in November 2003. During February 2003, Cabot amended the original agreement to extend the maturity until November 2004.

Management expects cash on hand, cash from operations and present financing arrangements, including Cabot’s unused line of credit, to be sufficient to meet Cabot’s cash requirements for the foreseeable future.

On September 8, 2000, Cabot’s Board of Directors authorized the repurchase of up to 10 million shares of Cabot’s common stock. On May 10, 2002, Cabot’s Board of Directors increased the number of shares of the Company’s common stock authorized for repurchase from 10 million shares to a maximum of 12.6 million shares. Cabot repurchased 0.3 million shares of common stock during the first six months of fiscal 2003 for $6 million. As of March 31, 2003, approximately 3 million shares remained available to be purchased under the current share repurchase authorization.

On an ongoing basis, Cabot reviews its outstanding insurance claims, some of which relate to disposed and discontinued businesses, for potential recovery. Various amounts have been recovered in prior periods and Cabot anticipates receiving additional amounts in future periods.

Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or are at issue. During the next few years, Cabot expects to spend a significant portion of its $27 million environmental reserve in connection with remediation at various environmental sites. These sites are primarily associated with businesses divested in prior years.

IV.     Recent Accounting Developments

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends FAS No. 123, “Accounting for Stock-Based Compensation.” FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS No. 148 also requires more prominent and more frequent disclosure in the financial statements about the effects of stock-based compensation. The disclosure provisions of FAS No. 148 were adopted by Cabot as of December 31, 2002 and are included in Note J. Other provisions of this statement are effective for the September 30, 2003 fiscal year-end. Cabot is in the process of assessing the impact of FAS No. 148 on its fiscal 2003 consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 provides guidance on the identification of and financial reporting for entities over which control is achieved through the means other than by voting rights. FIN 46 determines whether such entities should be consolidated under the controlling interest financial model of ARB No. 51, the variable interest model of FIN 46 or other existing authoritative guidance. Cabot adopted FIN 46 as of January 31, 2003 for variable interest entities created after January 31, 2003 and will adopt FIN 46 on July 1, 2003 for variable interest entities that were created before January 31, 2003. Cabot is assessing the impact of FIN 46 on the consolidated financial statements.

In February 2003, the FASB issued Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 provides guidance for the accounting by a vendor for arrangements involving multiple revenue-generating activities. The provisions of EITF 00-21 are effective for Cabot for the interim period beginning July 1, 2003. Cabot is in the process of assessing the impact of EITF 00-21 on the consolidated financial statements.

Forward-Looking Information: Included above are forward-looking statements relating to management’s expectations of future profits, the possible achievement of the Company’s financial goals and objectives and management’s expectations for shareholder value creation initiatives and for the Company’s product development program. Actual results may differ materially from the results anticipated in the statements included herein due to a variety of factors, including market supply and demand conditions, fluctuations in currency exchange rates, costs and availability of raw materials, patent rights of others, stock market conditions, demand for our customers’ products, competitors’ reactions to market conditions, the outcome of pending litigation and governmental investigations, the impact of global health and safety concerns on economic conditions or market opportunities and other factors discussed in the Company’s 2002 Annual Report on Form 10-K. Timely commercialization of products under development by the Company may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As part of the Cabot Supermetals Japan acquisition, Cabot assumed variable rate debt that was economically hedged with interest rate swaps. In October 2002, Cabot refinanced the underlying variable rate debt and the interest rate swaps were terminated.

On October 29, 2002, Cabot entered into two interest rate swaps with an aggregate notional amount of 9.3 billion yen ($78 million). The swaps are variable-for-fixed swaps of the quarterly interest payments on related debt and mature in fiscal 2008. The swaps are derivative instruments as defined by FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities“and have been designated as cash flow hedges. Changes in the value of the effective portion of cash flow hedges are reported in other comprehensive income, while the ineffective portion is reported in earnings. The change in fair value since inception has been nominal.

During the first quarter of fiscal 2003, Cabot began using both yen based debt and cross currency swaps to hedge its net investment in Japanese subsidiaries. On October 24, 2002, Cabot entered into a 9.3 billion yen ($78 million) three-year term loan agreement with a group of banks to refinance existing debt at Cabot Supermetals Japan. On November 20, 2002, Cabot entered into two cross currency swaps for an aggregate amount of $41 million. Upon maturity of the swaps, Cabot is entitled to receive $41 million U.S. dollars and is obligated to pay 5 billion Japanese yen. Cabot is also entitled to receive semi-annual interest payments on $41 million at 3 Month U.S. dollar LIBOR interest rates and is obligated to make semi-annual interest payments on 5 billion yen at 3 Month Japanese yen LIBOR interest rates. Included in liabilities at March 31, 2003 is $2 million related to the fair value of the cross currency swaps and $3 million related to the cumulative translation differences in Cabot’s yen denominated debt.

The debt and cross currency swaps have been designated as hedges of Cabot’s net investment in Japan and are accounted for under FAS No. 133. The effectiveness of these hedges is based on changes in the spot foreign exchange rates and the balance of Cabot’s yen denominated net investments. The change in value of the debt and of the cross currency swaps, totaling $5 million for the six month period ending March 31, 2003, has been recorded as a foreign currency translation loss in Accumulated Other Comprehensive Loss, offsetting foreign currency translation gains of Cabot’s yen denominated net investments. Net losses recorded in earnings, representing the amount of the hedges’ ineffectiveness for the period, were nominal.

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

Part II. Other Information

Item 1. Legal Proceedings

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. The subsidiary disposed of that business in July 1995. In connection with its acquisition, the subsidiary agreed, in certain circumstances, to assume that portion of liabilities, including the costs of legal fees together with the amounts paid in settlement or judgment, allocable to AO respiratory products used prior to the 1990 closing. In exchange for the subsidiary’s assumption of pre-closing liabilities, AO agreed to provide to the subsidiary the benefits of: (1) AO’s insurance coverage for the pre-closing period, and (2) another entity’s private indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May, 1982. Generally, these respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that were negligently designed or labeled.

Neither Cabot, nor its past or present subsidiaries, at any time manufactured asbestos or asbestos-containing materials or products. Moreover, not every person with exposure to asbestos giving rise to an asbestos claim used a form of respiratory protection. At no time did AO’s respiratory product line represent a significant portion of the overall respiratory product market. In addition, other parties, including AO, AO’s insurers, and another private indemnitor and its insurers (collectively, the “Payor Group”), incur significant portions of the costs of these liabilities, leaving Cabot with a portion of the liability in only some of the pending cases.

Cabot’s subsidiary disposed of the business in July 1995 by transferring it to a newly-formed joint venture called Aearo Corporation (“Aearo”). Cabot has a 40% equity interest in Aearo. Cabot agreed to have its subsidiary retain liabilities allocable to respirators used prior to the 1995 transaction so long as Aearo pays Cabot an annual fee of $400,000. Aearo can discontinue payment of this fee at any time, in which case it will assume the liability for, and indemnify Cabot against, the liabilities allocable to respirators manufactured and used prior to the 1995 transaction. Cabot has no liability in connection with any products manufactured by Aearo after 1995. Between July 1995 and September 30, 2001, Cabot’s total costs and payments in connection with these respirator liabilities did not exceed the total amounts Cabot received from Aearo. Since 1990, for those claims in connection with which Cabot has contributed toward the costs of defense and settlement, Cabot has contributed roughly $320 per claim, or approximately 10% of the total costs per claim paid by the Payor Group.

As of December 31, 2002, there were approximately 50,000 claimants in pending cases asserting claims against AO in connection with respiratory products, excluding the 13,000 Mississippi claimants discussed in the paragraph below. As of March 31, 2003, there were approximately 74,000 such claimants, also excluding the 13,000 Mississippi claimants. The vast majority of new claims since January 1, 2003 were filed in Mississippi and appear to have been prompted by changes in Mississippi’s state procedural laws. In the past, Cabot has contributed to the costs of a significant percentage, but not all, pending claims, depending on several factors, including the period of alleged product use.

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

If a global settlement is not reached, disagreements among members of the Payor Group will make it unlikely that the allocation assumptions previously used by Cabot to determine the amount of the reserve will continue to apply. In addition, because this is a very unpredictable area, Cabot continues to be unable to estimate the number of future claims or the range of liability that may be incurred as a result of such claims on any reasonable basis. For these reasons, Cabot is currently unable to reasonably estimate a range of possible loss for pending and future respirator claims. As a result, Cabot has not recorded an additional reserve for these claims at this time. Although Cabot’s liability associated with these pending and future claims, or Cabot’s success in reaching a global settlement, could have a material effect on earnings in a particular quarter of fiscal year, Cabot continues to believe that its respirator exposure will not have a material adverse effect on Cabot’s financial position or liquidity.

In connection with the action brought by AVX Corporation against the Company in the United States District Court for the District of Massachusetts, AVX filed an amended complaint in February 2003. The amended complaint was dismissed for failure to support federal jurisdiction. Separately, Cabot filed an action against AVX in the Business Litigation Section of the Superior Court of Massachusetts seeking declaratory relief as to the validity of Cabot’s supply contract with AVX, as well as a declaration that Cabot is not in breach of an alleged prior agreement, and that Cabot did not engage in unfair and deceptive trade practices. Litigation between AVX and Cabot is now proceeding in the Superior Court of Massachusetts only. AVX has continued to purchase product in accordance with the terms of its contract during the dispute.

During and subsequent to the second fiscal quarter Cabot, Phelps Dodge Corporation, Columbian Chemicals Co., Degussa Engineered Carbons, LP, Degussa AG and Degussa Corporation (referred to collectively as the “Defendants”), were named in antitrust law suits filed by the following plaintiffs: Parker Hannifin, filed in US District Court for the Northern District of Ohio; Synaflex Rubber Products Co., filed in US District Court for the District of New Jersey; Alco Industries, Inc., filed in US District Court for the District of New Jersey; Chase & Sons, Inc., filed in US District Court for the District of New Jersey; Standard Rubber Products, filed in US District Court for the District of Massachusetts; and Reeves Brothers, filed in US District Court for the District of Massachusetts. The actions, all of which are similar to the action filed against the Defendants in January 2003 by Technical Industries, Inc. in US District Court for the District of Massachusetts, have been filed by the plaintiffs on their own behalf and on behalf of all individuals or entities who purchased carbon black in the United States directly from the Defendants from approximately 1999 until the present (the “Class Period”), and allege that the Defendants conspired to fix, raise, maintain or stabilize prices for carbon black sold in the United States during the Class Period. The plaintiffs seek treble damages and legal costs. None of the classes of plaintiffs in these cases have been certified. All parties have sought to transfer all pending cases into a single consolidated multi-district litigation forum pursuant to federal law, but no action on this request has been taken. Cabot believes it has strong defenses to these actions, which it intends to assert vigorously.

Cabot has various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business, including a number of claims asserting premises liability for asbestos exposure. In the opinion of the Company, although final disposition of all of its suits and claims may impact Cabot’s results of operations in a particular period, they should not, in the aggregate, have a material adverse effect on Cabot’s financial position.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Cabot Corporation (the “Annual Meeting”) was held on March 13, 2003. An election of directors was held for which John G.L. Cabot, John F. O’Brien, Lydia W. Thomas and Mark S. Wrighton were nominated and elected to the class of Directors whose terms expire in 2006. The following votes were cast for or withheld with respect to each of the nominees:

Director	In favor of	Withheld

John G.L. Cabot	60,292,922	2,390,118
John F. O’Brien	60,107,430	2,575,610
Lydia W. Thomas	60,079,218	2,603,822
Mark S. Wrighton	61,240,304	1,442,736

Other Directors whose terms of office as Directors continued after the meeting are:

Director	Term of Office Expires

Kennett F. Burnes	2004
John S. Clarkeson	2004
Roderick C.G. MacLeod	2004
Ronaldo H. Schmitz	2004
Arthur L. Goldstein	2005
Gautam S. Kaji	2005
John H. McArthur	2005

Item 6. Exhibits and Reports on Form 8-K

(a)	EXHIBITS

Exhibit 10.1 First Amendment to Non-Employee Directors’ Stock Compensation Plan dated January 10, 2003.

Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	REPORTS ON FORM 8-K

The registrant did not file any current reports on Form 8-K during the fiscal quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: May 14, 2003	By:	/s/ Kennett F. Burnes

Kennett F. Burnes
Chairman and Chief Executive Officer
(Duly Authorized Officer)

Date: May 14, 2003	By:	/s/ John A. Shaw

John A. Shaw
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer)

Date: May 14, 2003	By:	/s/ Eduardo E. Cordeiro

Eduardo E. Cordeiro
Vice President and Controller
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

Date: May 14, 2003	/s/ Kennett F. Burnes

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

/s/ John A. Shaw

Date: May 14, 2003	John A. Shaw
Executive Vice President and
Chief Financial Officer