Form 10-Q
period 2003-06-30
CABOT CORP
filed 2003-08-14
CIK 16040

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2003

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

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

As of August 6, 2003 the Company had 61,713,448 shares of Common
Stock, par value $1 per share, outstanding.

CABOT CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CABOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2003 and 2002

(In millions, except per share amounts)

UNAUDITED

	2003	2002

Net sales and other operating revenues	$468	$390
Cost of sales	367	292

Gross profit	101	98

Selling and administrative expenses	82	62
Research and technical expense	27	12

Income (loss) from operations	(8)	24
Other income and expense
Interest and dividend income	1	2
Interest expense	(7)	(7)
Other income	—	4

Income (loss) from continuing operations before income taxes	(14)	23
Benefit (provision) for income taxes	6	(6)
Equity in net income of affiliated companies, net of tax of zero and $1	2	2
Minority interest in net income, net of tax of $1 and zero	(2)	(1)

Net income (loss) from continuing operations	(8)	18
Discontinued operations
Income from operations of discontinued businesses, net of income taxes	3	1

Net income (loss)	(5)	19
Dividends on preferred stock, net of tax benefit	—	—

Income (loss) available to common shares	$(5)	$19

Weighted-average common shares outstanding:
Basic	59	59

Diluted	59	71

Income (loss) per common share:
Basic
Continuing operations	$(0.14)	$0.31
Discontinued operations
Income from operations of discontinued businesses	0.05	0.01

Net income (loss)	$(0.09)	$0.32

Diluted
Continuing operations	$(0.14)	$0.27
Discontinued operations
Income from operations of discontinued businesses	0.05	0.01

Net income (loss)	$(0.09)	$0.28

Dividends per common share	$0.13	$0.13

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended June 30, 2003 and 2002

(In millions, except per share amounts)

UNAUDITED

	2003	2002

Net sales and other operating revenues	$1,344	$1,117
Cost of sales	998	799

Gross profit	346	318

Selling and administrative expenses	191	163
Research and technical expense	51	35

Income from operations	104	120
Other income and expense
Interest and dividend income	3	8
Interest expense	(21)	(21)
Other (charges) income	(24)	6

Income from continuing operations before income taxes	62	113
Provision for income taxes	(11)	(31)
Equity in net income of affiliated companies, net of tax of $1 and $2	3	4
Minority interest in net income, net of tax of $2 and $1	(5)	(3)

Net income from continuing operations	49	83
Discontinued operations
Income from operations of discontinued businesses, net of income taxes	3	1

Net income	52	84
Dividends on preferred stock, net of tax benefit	(2)	(2)

Income available to common shares	$50	$82

Weighted-average common shares outstanding:
Basic	59	59

Diluted	70	71

Income per common share:
Basic
Continuing operations	$0.79	$1.37
Discontinued operations
Income from operations of discontinued businesses	0.05	0.01

Net income	$0.84	$1.38

Diluted
Continuing operations	$0.70	$1.16
Discontinued operations
Income from operations of discontinued businesses	0.04	0.01

Net income	$0.74	$1.17

Dividends per common share	$0.39	$0.39

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2003 and September 30, 2002

(In millions)

ASSETS

	June 30,	September 30,
	2003	2002

	(Unaudited)
Current assets:
Cash and cash equivalents	$179	$159
Accounts and notes receivable, net of reserve for doubtful accounts of $3 and $4	347	304
Inventories:
Raw materials	136	120
Work in process	146	156
Finished goods	169	124
Other	43	35

Total inventories	494	435
Prepaid expenses	45	41
Deferred income taxes	24	20

Total current assets	1,089	959

Investments:
Equity	48	48
Other	20	32

Total investments	68	80

Property, plant and equipment	2,156	2,019
Accumulated depreciation and amortization	(1,256)	(1,134)

Net property, plant and equipment	900	885

Other assets:
Goodwill	104	105
Other intangible assets, net of accumulated amortization of $6 and $5	9	8
Deferred income taxes	5	4
Other assets	25	26

Total other assets	143	143

Total assets	$2,200	$2,067

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2003 and September 30, 2002

(In millions, except for share amounts)

LIABILITIES & STOCKHOLDERS’ EQUITY

	June 30,	September 30,
	2003	2002

	(Unaudited)
Current liabilities:
Notes payable to banks	$11	$45
Current portion of long-term debt	18	5
Accounts payable and accrued liabilities	252	233
Deferred income taxes	2	3

Total current liabilities	283	286

Long-term debt	530	495
Deferred income taxes	81	104
Other liabilities	197	170
Commitments and contingencies (Note K)
Minority interest	39	35
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Series A Junior Participating Preferred Stock
Issued and outstanding: none
Series B ESOP Convertible Preferred Stock 7.75% Cumulative
Issued: 75,336 shares, outstanding: 54,662 and 56,273 shares (aggregate redemption value of $55 and $56)	72	73
Less cost of shares of preferred treasury stock	(38)	(38)
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued and outstanding: 61,595,850 and 61,615,503 shares	62	62
Less cost of shares of common treasury stock	(6)	(6)
Additional paid-in capital	—	5
Retained earnings	1,143	1,120
Unearned compensation	(21)	(38)
Deferred employee benefits	(49)	(51)
Notes receivable for restricted stock	(19)	(23)
Accumulated other comprehensive loss (Note M)	(74)	(127)

Total stockholders’ equity	1,070	977

Total liabilities and stockholders’ equity	$2,200	$2,067

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 2003 and 2002

(In millions)

UNAUDITED

	2003	2002

Cash Flows from Operating Activities:
Net income	$52	$84
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	103	80
Deferred tax provision (benefit)	(33)	1
Equity in income of affiliated companies	(3)	(4)
Asset impairment charges	27	5
Non-cash compensation	22	19
In-process research and development	14	—
Other non-cash charges, net	6	3
Changes in assets and liabilities, net of the effect of the consolidation of equity affiliates
(Increase) decrease in accounts receivable	(28)	3
Increase in inventory	(43)	(53)
Decrease in accounts payable and accruals	(7)	(55)
Decrease (increase) in prepayments and other assets	3	(1)
Increase in income taxes payable	13	20
Increase in other liabilities	26	7
Other, net	4	6

Cash provided by Operating Activities	156	115

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(76)	(103)
Proceeds from sales of property, plant and equipment	2	1
Purchase of equity securities	—	(9)
Acquisition, net of cash acquired	(16)	(89)
Cash from consolidation of equity affiliates	—	10

Cash used in Investing Activities	(90)	(190)

Cash Flows from Financing Activities:
Proceeds from long-term debt	75	—
Repayments of long-term debt	(52)	(5)
Repayments of bank notes	(35)	(7)
Increase (decrease) in short-term debt	2	(5)
Purchases of preferred and common stock	(19)	(57)
Sales and issuances of preferred and common stock	6	3
Cash dividends paid to stockholders	(26)	(26)
Cash dividends paid to minority interest stockholders	(4)	(5)
Employee loan repayments	3	1

Cash used in Financing Activities	(50)	(101)

Effect of exchange rate changes on cash	4	3

Increase (decrease) in cash and cash equivalents	20	(173)
Cash and cash equivalents at beginning of period	159	364

Cash and cash equivalents at end of period	$179	$191

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended June 30, 2003

(In millions)

UNAUDITED

	Preferred	Common			Accumulated			Notes
	Stock, Net	Stock, Net	Additional		Other		Deferred	Receivable	Total	Total
	of Treasury	of Treasury	Paid-in	Retained	Comprehensive	Unearned	Employee	for Restricted	Stockholders'	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Compensation	Benefits	Stock	Equity	Income (Loss)

Balance at September 30, 2002	$35	$56	$5	$1,120	$(127)	$(38)	$(51)	$(23)	$977

Net income				52						$52
Foreign currency translation adjustments					50					50
Change in unrealized loss on available-for- sale securities, net of tax					(12)					(12)
Other than temporary loss on available-for-sale securities, net of tax					15					15

Total comprehensive income										$105

Common dividends paid				(24)
Issuance of stock under employee compensation plans, net of forfeitures, including tax benefit		1	12	(3)		1		1
Purchase and retirement of common stock		(1)	(18)
Preferred stock conversion	(1)		1
Preferred dividends paid to Employee Stock Ownership Plan, net of tax				(2)
Principal payment by Employee Stock Ownership Plan under guaranteed loan							2
Amortization of unearned compensation						16
Notes receivable - payments								3

Balance at June 30, 2003	$34	$56	$—	$1,143	$(74)	$(21)	$(49)	$(19)	$1,070

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
UNAUDITED

A.	Basis of Presentation

The consolidated financial statements include the accounts of Cabot Corporation and majority-owned and controlled U.S. and non-U.S. subsidiaries (Cabot). Investments in 20 to 50 percent owned affiliates or investments of less than 20 percent, where Cabot can exercise significant influence, are accounted for on the equity method. Cabot no longer reports the results of one Japanese subsidiary on a one-month lag. Included in the operating results for the quarter ended June 30, 2003 are the subsidiary’s results for the months of March 2003 through June 2003. The additional month of operating profit was approximately $1 million. Intercompany transactions have been eliminated.

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Form 10-K for the year ended September 30, 2002.

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 2003 and 2002. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

Certain amounts in fiscal 2002 have been reclassified to conform to the fiscal 2003 presentation.

B.	Significant Accounting Policies

Revenue Recognition

Cabot’s revenue recognition policies are in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, which establishes criteria which must be satisfied before revenue is realized or realizable and earned.

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

During the first nine months of fiscal 2003, Cabot deferred approximately $10 million of revenue related to certain supply agreements representing the difference between the billed price and the estimated average selling price over the life of the contracts. During the three months ended June 30, 2003, approximately $1 million of revenue related to these contracts was recognized as income. As of June 30, 2003, Cabot has a deferred revenue balance of approximately $9 million. The deferred revenue will be recognized over the remaining life of the contracts, based on an estimated average selling price of the contracted minimum volumes, extending through 2006.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2003
UNAUDITED

Cabot prepares its estimates for sales returns and allowances, discounts and volume rebates quarterly based primarily on historical experience updated for changes in facts and circumstances, as appropriate. If actual future results vary, Cabot may need to adjust its estimates, which could have a material impact on earnings in the period of adjustment.

Stock-Based Compensation

Cabot has equity compensation plans under which stock options and restricted stock awards are granted to employees. The plans are described more fully in Note L of Cabot’s Form 10-K for the year ended September 30, 2002. Cabot accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Cabot recorded compensation expenses of $16 million for the nine month periods ending June 30, 2003 and 2002, primarily related to restricted stock awards. Cabot does not record compensation expense related to stock options since options are granted at or above fair market value of the underlying common stock at the measurement date. The following table illustrates the effect on net income and earnings per share if Cabot had applied the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three months ended		Nine months ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income (loss), as reported	$(5)	$19	$52	$84
Add: Stock-based compensation expense included in reported net income, net of related tax effects	5	6	16	16
Deduct: Stock-based compensation using fair value method for all awards, net of related tax effects	(5)	(6)	(18)	(17)

Pro forma net income (loss)	$(5)	$19	$50	$83
Net income (loss) per common share:
Basic, as reported	$(0.09)	$0.32	$0.84	$1.38
Basic, pro forma	$(0.10)	$0.31	$0.82	$1.35
Diluted, as reported	$(0.09)	$0.28	$0.74	$1.17
Diluted, pro forma	$(0.10)	$0.27	$0.73	$1.15

C.	Discontinued Operations

In June 2003, Cabot recorded an insurance recovery of $5 million, net of tax of $2 million related to various businesses that Cabot had presented as discontinued businesses in previous years. In May 2002, Cabot recorded an insurance recovery of $2 million, net of tax of $1 million, related to the liquefied natural gas business that was discontinued in September 2000. The receipts of both insurance recoveries, net of taxes, are classified as income from operations of a discontinued business in the consolidated statements of operations.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2003
UNAUDITED

D.	Acquisition

On May 30, 2003, Cabot purchased the assets of Superior MicroPowders (SMP), a privately-held company located in New Mexico. SMP is a development stage enterprise with proprietary powder production systems and manufacturing capability.

This transaction has been accounted for as an acquisition of tangible and intangible assets and the results of operations of SMP have been included in the consolidated financial statements since the date of acquisition. A summary of the consideration paid, the allocation of the acquisition purchase price and the amount of expensed in-process research and development projects, which were valued by an independent valuation consultant, is as follows:

Cash paid	$16
Fair value of intangible assets acquired	1
Fair value of net tangible assets acquired	1

Fair value of net assets acquired	$2

Acquired in-process research and development projects	$14

The intangible assets are comprised primarily of patents that will be amortized over a fourteen year remaining estimated life. Tangible assets are comprised primarily of property, plant and equipment. Approximately $14 million of the purchase price represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, the amount was immediately expensed and recorded in research and technical expense in the consolidated statement of operations. The value assigned to purchased in-process research and development is comprised of $5 million for an electrocatalysts project, $6 million for a fuel processors project and $3 million for a membrane electrode assemblies project.

The estimated fair value of these projects was determined using the discounted cash flow method. The discount rates used take into account the stage of completion and the risks associated with the successful development and commercialization of each of the purchased in-process research and development projects. Allocation of the purchase price is based on the fair value of the net assets acquired and the in-process research and development projects.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2003
UNAUDITED

E.	Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the nine months ended June 30, 2003 are as follows:

	Chemicals
	Businesses	Supermetals	Total

(Dollars in millions)
Balance at September 30, 2002	$22	$83	$105
Goodwill acquired during period	—	—	—
Foreign exchange translation adjustment	—	(1)	(1)

Balance at June 30, 2003	$22	$82	$104

As required by the Statement of Financial Accounting Standards (FAS) No. 142, “Goodwill and Other Intangibles”, impairment tests are performed at least annually. During the third quarter of fiscal 2003, Cabot performed the fiscal 2003 FAS No. 142 impairment test and determined that no impairment loss should be recognized.

Cabot does not have any indefinitely-lived intangible assets. Cabot had finite-lived intangible assets of $9 and $8 million at June 30, 2003 and September 30, 2002, respectively. The $9 million of intangible assets at June 30, 2003 is comprised of $7 million for patents, $1 million for a minimum pension liability adjustment related to other comprehensive income (loss), and $1 million for other intellectual property with related accumulated depreciation of $5 million, zero, and $1 million, respectively. Intangible assets are amortized over their estimated useful lives, which range from five to fifteen years. Estimated amortization expense is expected to be $1 million in each of the next five fiscal years.

F.	Asset Retirement Obligations

Cabot adopted FAS No. 143, “Accounting for Asset Retirement Obligations", on October 1, 2002. The objective of FAS No. 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation for certain long-lived assets. FAS No. 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset.

Upon implementation, Cabot determined that certain legal obligations do exist. These obligations primarily relate to site restoration activities legally required upon the closing of certain facilities. However, until a closure date is determined for a facility, these facilities and the associated legal obligations have an indeterminate life. Accordingly, the fair value of the liability cannot be reasonably estimated and an asset retirement obligation will not be recognized until Cabot closes such facilities. Cabot does not have any assets that are legally restricted for purposes of settling these asset retirement obligations.

In May 2003, Cabot announced the anticipated closure of its carbon black manufacturing facility in Zierbena, Spain. The facility is located on leased land and Cabot is required to perform site remediation and restoration activities as a condition of the lease agreement. Cabot has accrued $4 million for these costs, to be paid over the next eighteen months. As of June 30, 2003, no payments have been made to reduce the $4 million accrued balance.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2003
UNAUDITED

G.	Debt

At September 30, 2002, Cabot had balances of $36 million and $67 million related to bank notes and long-term debt assumed during the February 2002 acquisition of Cabot Supermetals Japan. During the month of September 2002, Cabot repaid approximately $10 million of the bank notes. This repayment is included in the consolidated fiscal 2003 results due to the one-month lag in reporting results of this subsidiary as of September 30, 2002. In October 2002, Cabot entered into a 9.3 billion yen ($78 million) term loan agreement to refinance the majority of the remaining debt assumed in the Cabot Supermetals Japan acquisition. With the proceeds, Cabot repaid all of the bank notes and all but $17 million of the long-term debt of Cabot Supermetals Japan. The term loan agreement bears interest at yen-LIBOR (0.07% at June 30, 2003) plus 0.9% and matures in fiscal 2006. The term loan agreement contains specific covenants. The covenants include financial covenants for certain maximum indebtedness limitations and minimum cash flow requirements. As of June 30, 2003, Cabot was in compliance with all covenants under the agreement.

A Cabot subsidiary borrowed 150 million EURO ($171 million) maturing in November 2004. The loan bears interest at EURIBOR (2.2% at June 30, 2003) plus 0.9%.

H.	Guarantee Agreements

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

Cabot has provided certain indemnities pursuant to which it may be required to make payments to an indemnified party in connection with certain transactions and agreements. In connection with certain transactions and acquisitions and divestitures, Cabot has provided routine indemnities with respect to such matters as environmental, tax, insurance, product and employee liabilities. In addition, in connection with various other agreements, including service and supply agreements, Cabot may provide routine indemnities for certain contingencies and routine warranties. Generally, a maximum obligation is not explicitly stated, thus the potential amount of future maximum payments cannot be reasonably estimated. The duration of the indemnities varies, and in many cases is indefinite. Cabot has not recorded any liability for these indemnities in the consolidated financial statements, except as otherwise disclosed.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2003
UNAUDITED

I.	Financial Instruments

Interest Rates

As part of the Cabot Supermetals Japan acquisition, Cabot assumed variable rate debt that was economically hedged with interest rate swaps. In October 2002, Cabot refinanced the underlying variable rate debt and the interest rate swaps were terminated.

On October 29, 2002, Cabot entered into two interest rate swaps with an aggregate notional amount of 9.3 billion yen ($78 million). The swaps are variable-for-fixed swaps of the quarterly interest payments on related debt and mature in fiscal 2008. The swaps are derivative instruments as defined by FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and have been designated as cash flow hedges. Changes in the value of the effective portion of cash flow hedges are reported in other comprehensive income (loss), while the ineffective portion is reported in earnings. The change in fair value since inception has been nominal.

Subsequent to June 30, 2003, a Cabot subsidiary entered into a forward starting interest rate swap with a notional amount of $85 million. The swap is a floating-for-fixed swap to hedge the variability of forecasted future cash flows (twenty years of coupon payments) due to changes in the underlying market interest rates on the subsidiary’s forecasted debt issuance. The forecasted debt issuance is the refinancing of the subsidiary’s 150 million EURO bank loan which is expected to occur prior to its maturity date in November 2004. The swap is a derivative instrument as defined by FAS No. 133 and has been designated as a cash flow hedge. Changes in the value of the effective portion of the hedge will be reported in other comprehensive income (loss), while the ineffective portion will be reported in earnings.

Foreign Currency

During the first quarter of fiscal 2003, Cabot began using both yen based debt and cross currency swaps to hedge its net investment in Japanese subsidiaries against adverse movements in exchange rates. On October 24, 2002, Cabot entered into a 9.3 billion yen ($78 million) three-year term loan agreement with a group of banks to refinance existing debt at Cabot Supermetals Japan. On November 20, 2002, Cabot entered into two cross currency swaps for an aggregate amount of $41 million. Upon maturity of the swaps, Cabot is entitled to receive $41 million U.S. dollars and is obligated to pay 5 billion Japanese yen. Cabot is also entitled to receive semi-annual interest payments on $41 million at 3 Month U.S. dollar LIBOR interest rates and is obligated to make semi-annual interest payments on 5 billion yen at 3 Month Japanese yen LIBOR interest rates. Included in liabilities at June 30, 2003 is $1 million related to the fair value of the cross currency swaps and $3 million related to the cumulative translation differences in Cabot’s yen denominated debt.

The debt and cross currency swaps have been designated as hedges of Cabot’s net investment in Japan and are accounted for under FAS No. 133. Effectiveness of these hedges is based on changes in the spot foreign exchange rates and the balance of Cabot’s yen denominated net investments. The changes in value of the yen based debt and of the cross currency swaps, totaling $4 million for the nine months ended June 30, 2003, have been recorded as a foreign currency translation loss in accumulated other comprehensive income (loss), offsetting foreign currency translation gains of Cabot’s yen denominated net investments. Net losses recorded in earnings representing the amount of the hedges’ ineffectiveness for the period were nominal.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2003
UNAUDITED

J.	Restructuring

In May 2003, Cabot initiated a restructuring plan to reduce costs, enhance customer service and create a stronger and more competitive organization. The restructuring initiatives are all related to the Chemical Businesses segment and included the announced closure of Cabot’s carbon black manufacturing facility in Zierbena, Spain, the consolidation of administrative services for all European businesses in one shared service center, the implementation of a consistent staffing model for all manufacturing facilities in Europe, and the discontinuance of two energy projects. Cabot expects the restructuring initiatives to result in a pre-tax charge to earnings of approximately $60 million over the next 18 to 24 months.

Details of the activity of the restructuring reserve during the current period are as follows:

	Beginning			Ending
	Reserve at	Reserve	Reserve	Balance
	April 1, 2003	Additions	Decreases	June 30, 2003

Employee severance and other personnel benefits	$—	$3	$—	$3
Asset retirement obligations	—	4	—	4

	$—	$7	$—	$7

As of June 30, 2003, the unpaid balance of the restructuring costs is included in accrued expenses in the consolidated balance sheet. Restructuring charges incurred during the three months ended June 30, 2003, were $17 million, with $7 million for accelerated depreciation on the Zierbena, Spain facility, $5 million for the asset impairment associated with the discontinuance of one energy project and $2 million for certain closing costs at the Zierbena, Spain facility. Also included in the restructuring charge for the three months ended June 30, 2003, are severance and other personnel benefits of $3 million, primarily related to voluntary termination benefits accepted by 26 employees at a manufacturing facility in Stanlow, U.K. Approximately $9 million and $8 million of restructuring costs incurred have been recorded in cost of goods sold and selling and administrative expense, respectively, in the consolidated statement of operations.

K.	Commitments and Contingencies

As of June 30, 2003 and September 30, 2002, approximately $27 million and $29 million, respectively, was reserved for environmental matters. Cabot has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the “Superfund law’’) and comparable state statutes with respect to several sites. During the next several years, as remediation of various environmental sites is carried out, Cabot expects to spend a significant portion of its $27 million environmental reserve for costs associated with such remediation. Cabot anticipates that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2003
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

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. The subsidiary disposed of that business in July 1995. In connection with its acquisition, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including the costs of legal fees together with the amounts paid in settlement or judgment, allocable to AO respiratory products used prior to the 1990 purchase by Cabot. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (1) AO’s insurance coverage for the pre-closing period, and (2) another entity’s private indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982. Generally, these respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that were negligently designed or labeled.

Neither Cabot, nor its past or present subsidiaries, at any time manufactured asbestos or asbestos-containing materials or products. Moreover, not every person with exposure to asbestos giving rise to an asbestos claim used a form of respiratory protection. At no time did AO’s respiratory product line represent a significant portion of the overall respiratory product market. In addition, other parties, including AO, AO’s insurers, and another private indemnitor and its insurers (collectively, the “Payor Group”), are responsible for significant portions of the costs of these liabilities, leaving Cabot with a portion of the liability in only some of the pending cases.

Cabot’s subsidiary disposed of the business in July 1995 by transferring it to a newly-formed joint venture called Aearo Corporation (“Aearo”). Cabot has a 40% equity interest in Aearo. Cabot agreed to have its subsidiary retain liabilities allocable to respirators used prior to the 1995 transaction so long as Aearo pays Cabot an annual fee of $400,000. Aearo can discontinue payment of this fee at any time, in which case it will assume the liability for, and indemnify Cabot against, the liabilities allocable to respirators manufactured and used prior to the 1995 transaction. Cabot has no liability in connection with any products manufactured by Aearo after 1995. Between July 1995 and September 30, 2001, Cabot’s total costs and payments in connection with these respirator liabilities did not exceed the total amounts Cabot received from Aearo. Because of the significant increase in claims filed against AO beginning in calendar year 2001, since September 30, 2001, Cabot’s total costs and payments in connection with these liabilities have exceeded the amount it has received from Aearo. In June 2003, Cabot and its subsidiary entered into an agreement to sell all of the subsidiary’s interest in Aearo for approximately $34 million, the consummation of which is subject to various conditions. The sale of this equity interest will not alter the arrangements described above.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2003
UNAUDITED

As of December 31, 2002, there were approximately 50,000 claimants in pending cases asserting claims against AO in connection with respiratory products. As of June 30, 2003, there were approximately 84,000 such claimants. A large portion of the new claims since January 1, 2003 have been filed in Mississippi and appear to have been prompted by changes in Mississippi’s state procedural laws which caused claimants to file their claims prior to the effective date of these changes. In the past, Cabot has contributed to the costs of a percentage of, but not all, pending claims, depending on several factors, including the period of alleged product use.

Since December 2002, Cabot and the members of the Payor Group have been in settlement negotiations that would fix the allocation of liabilities among them. In general, the settlement being discussed would provide that as long as the Payor Group continues to pay all costs and liabilities in connection with the respirator litigation, Cabot’s liability under the settlement would be limited to a specified annual amount.

Previous to this quarter, given the uncertainties of the settlement with the Payor Group, the complexity of Cabot’s contractual indemnity obligations and the unusual increase in the number of claims in certain jurisdictions which appears to have resulted from changes in state procedural laws, Cabot did not believe it was able to reasonably estimate a range of possible loss for future claims. In recent months, as members of the Payor Group have yet to reach an acceptable settlement, Cabot, through its outside legal advisors, retained the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading expert, to assist Cabot in calculating its estimated share of liability with respect to existing and future respirator liability claims. The methodology developed by HR&A addresses the complexities surrounding Cabot’s potential liability by making assumptions about future claimants with respect to periods of asbestos exposure and respirator use. Using those and other assumptions, HR&A estimated the number of future claims that would be filed and the related costs that would be incurred in resolving those claims. On this basis, HR&A then estimated the net present value of the share of these liabilities that reflected Cabot’s actual contractual obligations assuming that all other members of the Payor Group meet their obligations. Based on the HR&A estimates, Cabot recorded a $20 million reserve during the third fiscal quarter to cover its share of liability for existing and future respirator liability claims.

The Company’s current estimate of the cost of its share of existing and future respirator liability claims is based on facts and circumstances existing at this time. However, this cost is subject to numerous variables that are extremely difficult to predict. Developments that could affect the Company’s estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) significant changes in the average cost of resolving claims, (iii) significant changes in the legal costs of defending these claims, (iv) changes in the nature of claims received, (v) changes in the law and procedure applicable to these claims, (vi) the financial viability of members of the Payor Group, and (vii) a determination that the Company’s interpretation of the contractual obligations on which it has estimated its share of liability is inaccurate. The Company cannot determine the impact of these potential developments on its current estimate of its share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be higher than the reserved amount.

Cabot has various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business. In the opinion of the Company, although final disposition of all of its suits and claims could have a material impact on Cabot's statements of operations and cash flows in a particular period, they should not, in the aggregate, have a material adverse effect on Cabot’s financial position.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2003

UNAUDITED

L.	Stockholders’ Equity

The following table summarizes the changes in shares of stock for the three months ended June 30, 2003:

Preferred Stock (in thousands)
Balance at March 31, 2003	72

Balance at June 30, 2003	72

Preferred Treasury Stock (in thousands)
Balance at March 31, 2003	17

Balance at June 30, 2003	17

Common Stock (in millions)
Balance at March 31, 2003	62
Issued common stock	1
Purchased and retired common stock	(1)

Balance at June 30, 2003	62

Common Treasury Stock (in thousands)
Balance at March 31, 2003	166
Issued common treasury stock	(3)
Purchased common treasury stock	1

Balance at June 30, 2003	164

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2003

UNAUDITED

L.	Stockholders’ Equity (continued)

The following table summarizes the changes in shares of stock for the nine months ended June 30, 2003:

Preferred Stock (in thousands)
Balance at September 30, 2002	73
Converted preferred stock	(1)

Balance at June 30, 2003	72

Preferred Treasury Stock (in thousands)
Balance at September 30, 2002	17

Balance at June 30, 2003	17

Common Stock (in millions)
Balance at September 30, 2002	62
Issued common stock	1
Purchased and retired common stock	(1)

Balance at June 30, 2003	62

Common Treasury Stock (in thousands)
Balance at September 30, 2002	166
Issued common treasury stock	(3)
Purchased common treasury stock	1

Balance at June 30, 2003	164

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2003

(In millions)

UNAUDITED

M.	Comprehensive Income (Loss)

The pre-tax, tax, and after-tax effects of the components of other comprehensive income (loss) for the three months ended June 30 are shown below:

	Pre-tax	Tax	After-tax

2003
Foreign currency translation adjustments	$23	$—	$23
Unrealized holding gain (loss) arising during period on marketable equity securities	4	(1)	3
Unrealized holding gain (loss) arising during period on derivative instruments	1	—	1

Other comprehensive income (loss)	$28	$(1)	$27

	Pre-tax	Tax	After-tax

2002
Foreign currency translation adjustments	$32	$—	$32
Unrealized holding gain (loss) arising during period on marketable equity securities	(3)	1	(2)

Other comprehensive income (loss)	$29	$1	$30

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2003

(In millions)

UNAUDITED

M.	Comprehensive Income (Loss) (continued)

The pre-tax, tax, and after-tax effects of the components of other comprehensive income (loss) for the nine months ended June 30 are shown below:

	Pre-tax	Tax	After-tax

2003
Foreign currency translation adjustments	$50	$—	$50
Unrealized holding gain (loss) arising during period on marketable equity securities	(18)	6	(12)
Other than temporary loss on marketable equity securities	22	(7)	15

Other comprehensive income (loss)	$54	$(1)	$53

	Pre-tax	Tax	After-tax

2002
Foreign currency translation adjustments	$14	$—	$14
Unrealized holding gain (loss) arising during period on marketable equity securities	(1)	—	(1)

Other comprehensive income (loss)	$13	$—	$13

In the second quarter of fiscal 2003, Cabot recorded a pre-tax impairment charge of $22 million related to the other than temporary decline in the fair market value of two investments. This charge, net of a $7 million tax benefit was recorded as a component of other income (expense) in the consolidated statement of operations for the nine months ended June 30, 2003.

The balance of the after-tax components comprising accumulated other comprehensive loss as of June 30, 2003 and September 30, 2002 is summarized below:

	June 30,	September 30,
	2003	2002

Foreign currency translation adjustments	$(70)	$(120)
Unrealized holding gain on marketable equity securities	3	—
Minimum pension liability adjustment	(7)	(7)

Accumulated other comprehensive loss	$(74)	$(127)

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2003

(In millions, except per share amounts)

UNAUDITED

N.	Earnings Per Share

Basic and diluted earnings (loss) per share (EPS) were calculated for the three months ended June 30 as follows:

	2003	2002

Basic EPS
Income (loss) available to common shares (numerator)	$(5)	$19

Weighted-average common shares outstanding	62	62
Less: Contingently issuable shares(1)	(3)	(3)

Adjusted weighted-average shares (denominator)	59	59

Basic EPS	$(0.09)	$0.32

Diluted EPS
Income (loss) available to common shares	$(5)	$19
Dividends on preferred stock	—	—
Less: Income effect of assumed conversion of preferred stock	—	—

Income (loss) available to common shares plus assumed conversions (numerator)	$(5)	$19

Adjusted weighted-average common shares outstanding	59	62
Effect of dilutive securities:(2)
Conversion of preferred stock	—	8
Exercise of stock options(3)	—	1

Adjusted weighted-average shares (denominator)	59	71

Diluted EPS	$(0.09)	$0.28

(1) Represents restricted stock issued under Cabot Equity Incentive Plans.

(2) For the three months ended June 30, 2003, there is no effect on dilutive securities due to the loss recorded for the period.

(3) At June 30, 2002, 0.3 million of options to purchase shares of common stock were not included in the calculation of diluted earnings per share because those options’ exercise prices were greater than the average market price of common shares.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2003

(In millions, except per share amounts)

UNAUDITED

N.	Earnings Per Share (continued)

Basic and diluted earnings per share (EPS) were calculated for the nine months ended June 30 as follows:

	2003	2002

Basic EPS
Income available to common shares (numerator)	$50	$82

Weighted-average common shares outstanding	62	62
Less: Contingently issuable shares(1)	(3)	(3)

Adjusted weighted-average shares (denominator)	59	59

Basic EPS	$0.84	$1.38

Diluted EPS
Income available to common shares	$50	$82
Dividends on preferred stock	2	2
Less: Income effect of assumed conversion of preferred stock	—	—

Income available to common shares plus assumed conversions (numerator)	$52	$84

Weighted-average common shares outstanding	62	62
Effect of dilutive securities:
Conversion of preferred stock	8	8
Exercise of stock options(2)	—	1

Adjusted weighted-average shares (denominator)	70	71

Diluted EPS(3)	$0.74	$1.17

(1) Represents restricted stock issued under Cabot Equity Incentive Plans.

(2) At June 30, 2003 and 2002, 0.6 million and 0.3 million, respectively, of options to purchase shares of common stock were not included in the calculation of diluted earnings per share because those options’ exercise prices were greater than the average market price of common shares.

(3) The diluted EPS for the nine months ended June 30, 2003 does not equal the sum of the three quarters of fiscal 2003 due to the loss recorded in the third quarter of fiscal 2003. In accordance with FAS No. 128, “Earnings Per Share”, the diluted EPS includes the effect of dilutive securities based on the income recorded for the nine months ended June 30, 2003.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2003

(In millions)

UNAUDITED

O.	Financial Information by Segment

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

	Chemical		Specialty	Segment	Unallocated	Consolidated
	Businesses	Supermetals	Fluids	Total	and Other	Total

2003
Net sales and other operating revenues(1)(2)	$366	$92	$7	$465	$3	$468
Profit (loss) before taxes(3)(4)	$30	$14	$(1)	$43	$(57)	$(14)
2002
Net sales and other operating revenues(1)(2)	$318	$65	$5	$388	$2	$390
Profit (loss) before taxes(3)(4)	$27	$10	$(1)	$36	$(13)	$23

Unallocated and other net sales and other operating revenues includes the following:

	2003	2002

Equity affiliate sales	$(8)	$(7)
Royalties paid by equity affiliates	1	1
Interoperating segment revenues	(1)	(2)
Shipping and handling fees	11	10

Total	$3	$2

Unallocated and other profit (loss) before taxes includes the following:

	2003	2002

Interest expense	$(7)	$(7)
General unallocated income (expense)(5)	(48)	(4)
Equity in net income of affiliated companies	(2)	(2)

Total	$(57)	$(13)

(1)	Segment sales for certain operating segments include 100% of sales for one equity affiliate and transfers of materials at cost and at market-based prices.

(2)	Unallocated and other reflects an adjustment for sales for one equity affiliate, interoperating segment revenues, offset by royalties paid by equity affiliates and external shipping and handling fees.

(3)	The Supermetals business fiscal 2003 results include 100% of Cabot Supermetals Japan for four months. The Supermetals business fiscal 2002 results include 100% of Cabot Supermetals for three months and 50% of Cabot Supermetals Japan for three months when Cabot Supermetals Japan was accounted for as a 50% owned equity affliate.

(4)	Segment profit is a measure used by Cabot’s operating decision-makers to measure consolidated operating results and assess segment performance. It includes equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest and corporate governance costs, and excludes interest expense, foreign currency transaction gains (losses), interest income, dividend income and certain cost of goods sold, selling and administrative, and research and technical expenses, which are not used by Cabot’s operating decision-makers in the analysis of segment operating results.

(5)	General unallocated income (expense) includes foreign currency transaction gains (losses), interest income, dividend income and certain cost of goods sold, selling and administrative, and research and technical expenses (such as the restructuring costs identified in Note J), which are not used by Cabot’s operating decision-makers in the analysis of segment operating results.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2003

(In millions)

UNAUDITED

O.	Financial Information by Segment (continued)

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

	Chemical		Specialty	Segment	Unallocated	Consolidated
	Businesses	Supermetals	Fluids	Total	and Other	Total

2003
Net sales and other operating revenues(1)(2)	$1,028	$294	$13	$1,335	$9	$1,344
Profit (loss) before taxes(3)(4)	$76	$83	$(3)	$156	$(94)	$62
2002
Net sales and other operating revenues(1)(2)	$895	$195	$20	$1,110	$7	$1,117
Profit (loss) before taxes(3)(4)	$84	$55	$(1)	$138	$(25)	$113

Unallocated and other net sales and other operating revenues includes the following:

	2003	2002

Equity affiliate sales	$(24)	$(21)
Royalties paid by equity affiliates	4	4
Interoperating segment revenues	(3)	(5)
Shipping and handling fees	32	29

Total	$9	$7

Unallocated and other profit (loss) before taxes includes the following:

	2003	2002

Interest expense	$(21)	$(21)
General unallocated income (expense)(5)	(70)	—
Equity in net income of affiliated companies	(3)	(4)

Total	$(94)	$(25)

(1)	Segment sales for certain operating segments include 100% of sales for one equity affiliate and transfers of materials at cost and at market-based prices.

(2)	Unallocated and other reflects an adjustment for sales for one equity affiliate, interoperating segment revenues, offset by royalties paid by equity affiliates and external shipping and handling fees.

(3)	The Supermetals business fiscal 2003 results include 100% of Cabot Supermetals Japan for ten months. The Supermetals business fiscal 2002 results include 100% of Cabot Supermetals Japan for four months and 50% of Cabot Supermetals Japan for seven months when Cabot Supermetals Japan was accounted for as a 50% owned equity affiliate.

(4)	Segment profit is a measure used by Cabot’s operating decision-makers to measure consolidated operating results and assess segment performance. It includes equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest and corporate governance costs, and excludes interest expense, foreign currency transaction gains (losses), interest income, dividend income and certain cost of goods sold, selling and administrative, research and technical and other expenses, which are not used by Cabot’s operating decision-makers in the analysis of segment operating results.

(5)	General unallocated income (expense) includes foreign currency transaction gains (losses), interest income, dividend income and certain cost of goods sold, selling and administrative, research and technical and other expenses (such as the restructuring costs identified in Note J), which are not used by Cabot’s operating decision-makers in the analysis of segment operating results.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2003
UNAUDITED

P.	Recent Accounting Developments

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends FAS No. 123, “Accounting for Stock-Based Compensation.” FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS No. 148 also requires more prominent and more frequent disclosure in the financial statements about the effects of stock-based compensation. The disclosure provisions of FAS No. 148 were adopted by Cabot as of December 31, 2002 and are included in Note B. Other provisions of this statement are effective for the September 30, 2003 fiscal year-end. Cabot is in the process of assessing the impact of FAS No. 148 on its fiscal 2003 consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 provides guidance on the identification of and financial reporting for entities over which control is achieved through a means other than by voting rights. FIN 46 determines whether such entities should be consolidated under the controlling interest financial model of ARB No. 51, the variable interest model of FIN 46 or other existing authoritative guidance. Cabot adopted FIN 46 as of January 31, 2003 for variable interest entities created after January 31, 2003 and as of July 1, 2003 for variable interest entities that were created before January 31, 2003. The adoption of FIN 46 will not have a significant effect on the consolidated financial statements.

In February 2003, the FASB issued Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 provides guidance for the accounting by a vendor for arrangements involving multiple revenue-generating activities. Cabot adopted EITF 00-21 on July 1, 2003 and such adoption will not have a significant effect on the consolidated financial statements.

In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging.” FAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities to ensure consistent reporting for contracts with comparable characteristics. Cabot adopted FAS No. 149 on July 1, 2003 and will follow the guidance of this standard if Cabot enters into applicable new contracts.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS No. 150 established standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The provisions of FAS No. 150 were effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created before the issuance of this statement, FAS No. 150 will be implemented in the interim period beginning July 1, 2003 by reporting a cumulative effect of a change in accounting principle. Cabot will follow the guidance in the future if Cabot enters into applicable financial instruments.

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

Revenue Recognition and Accounts Receivable

The Company primarily derives its revenue from the sale of chemical, tantalum and specialty fluids products. Other operating revenues include tolling, services and royalties received for licensed technology. The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, which establishes the criteria that must be satisfied before revenue is realized or realizable and earned.

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

The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required, which could materially affect future earnings. As of June 30, 2003, the allowance for doubtful accounts was $3 million.

Inventory Valuation

The cost of most raw materials, work in process, and finished goods inventories in the U.S. is determined by the last-in, first-out (LIFO) method. Had the Company used the first-in, first-out (FIFO) method instead of the LIFO method for such inventories the value of those inventories would have been $79 million higher as of June 30, 2003. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.

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

Environmental Costs

The Company accrues environmental costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. When a liability amount cannot be reasonably estimated, but a range can be reasonably estimated, the Company accrues the amount that reflects its best estimate within that range or the low end of the range if no estimate within the range is better. The amount accrued reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. The availability of new information, changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in applicable government laws and regulations could result in higher or lower costs. The Company does not reduce its estimated liability for possible recoveries from insurance carriers. Proceeds from insurance carriers are recorded when realized by the receipt of cash or a contractual agreement. As of June 30, 2003, the Company had $27 million reserved for various environmental matters.

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

II. Results of Operations

Net sales and operating profit before taxes by segment are shown in Note O of the Consolidated Financial Statements.

Three Months Ended June 30, 2003 versus
Three Months Ended June 30, 2002

The net loss for the third quarter of fiscal 2003 was $5 million ($0.09 per diluted common share) compared to $19 million of net income ($0.28 per diluted common share) in the same quarter a year ago. The third quarter of fiscal 2003 results contain $46 million ($0.57 per diluted common share) of certain charges and income from discontinued operations, while the results for the third quarter of 2002 contain $6 million ($0.06 per diluted common share) of such items.

Sales increased $78 million from $390 million last year to $468 million this year, with increases in both the Chemical and Supermetals Businesses. However, income from continuing operations before taxes decreased by $37 million from income of $23 million in the third quarter of fiscal 2002 to a loss of $14 million in the third quarter of fiscal 2003. This decline was primarily caused by the recording of certain charges during the quarter related to an acquisition of in-process R&D ($14 million), a European restructuring ($17 million) and a reserve for respirator claims ($20 million).

Sales for the Chemical Businesses (carbon black, fumed metal oxides, inkjet and aerogel businesses) increased 15%, from $318 million in the third quarter of fiscal 2002 to $366 million in third quarter of fiscal 2003 due primarily to foreign exchange and higher carbon black prices. Operating profit increased 11%, from $27 million in fiscal 2002 to $30 million in the third quarter of fiscal 2003. The increase in operating profit was principally driven by favorable foreign exchange impacts ($12 million), which were partially offset by lower volumes ($6 million) and reduced operating margins ($3 million).

In carbon black during the third quarter of fiscal 2003, profit was equal to the third quarter of fiscal 2002. Results benefited from $12 million of favorable foreign exchange translation related to the weakening U.S. dollar as well as higher manufacturing cost absorption, due to higher inventory levels. These were offset by increases in raw material and operating costs, which continued to exceed price increases, causing margins to decline. Carbon black volumes declined by 4% compared to the third quarter of fiscal 2002, with North American and European volumes decreasing by 12% and 6%, respectively, while South America and Asia Pacific increased by 1% and 12%, respectively. The decreases in North America and Europe are the result of a combination of weak economic factors as well as a shift in tire manufacturing from high cost developed regions to lower cost developing countries. This shift in demand as well as strong domestic demand in parts of South America and Asia Pacific, particularly in China, drove the increases in those regions. The Company recently entered into a multi-year global supply contract with a major tire manufacturer with whom the Company in the past has had only regional short-term supply agreements. This contract, which is comparable in size to our other large multi-year contract in the tire business, provides for a stable variable margin and increasing volumes over the contract period.

Fumed metal oxides profit improved by $5 million compared to the third quarter of fiscal 2002. Volumes decreased by 1% while sales improved by 2%, driven by favorable foreign exchange translation related to the weakening U.S. dollar. Volumes declined in the electronics and niche markets, and pricing declined in the niche market. These were offset by favorable raw material costs and the fact that the third quarter of fiscal 2002 contained $3 million in charges for cancelled expansion projects, which did not reoccur in the third quarter of fiscal 2003.

Cabot’s inkjet colorants business continues to make progress with the growth of its existing commercial products and the development of new products. Increased volumes for the OEM, aftermarket and colors markets resulted in a 42% increase in volume for the business compared to the third quarter of fiscal 2002. The volume gain was offset by higher operating costs related to the transfer of manufacturing to the business’ new manufacturing plant, as well as higher R&D costs. These factors led to an operating profit that was equal to that of the third quarter of fiscal 2002.

In the Supermetals business, sales increased 42% from $65 million in the third quarter of fiscal 2002 to $92 million in the third quarter of fiscal 2003. Volumes were higher than the year ago quarter by 78% due to a combination of contracted tantalum powder, wire and intermediate product sales and some improvement in Asia Pacific volumes. Average selling prices declined compared to the prior year quarter due to the renegotiation of certain customer contracts during calendar year 2002, resulting in lower prices but extended contract terms. Operating profit for the segment increased $4 million versus the same quarter in fiscal 2002. While litigation proceeds with one customer, AVX, it continues to purchase products in accordance with the terms of its supply agreement.

In accordance with the terms of the tantalum contracts with certain customers, the sales price of certain contracted volumes declined effective January 1, 2003. The Company recognizes revenue at the estimated average selling price over the life of the respective contracts. This resulted in a deferral of approximately $10 million of revenue in the first nine months of fiscal year 2003. Approximately $1 million of this deferral was recorded as revenue and profit during the third quarter of fiscal year 2003, and the remainder will be recognized as revenue and profit over the remaining life of the contracts, extending through 2006.

Specialty Fluids’ sales in the third quarter of fiscal year 2003 were $7 million versus $5 million in the same quarter of last year. The segment reported a $1 million operating loss, which was equal to the result for the same period in 2002. During the third quarter of 2003, volume levels continued to be weak due to a low industry-wide level of drilling activity, particularly in the UK sector of the North Sea. To date, cesium formate has been successfully used in a total of 69 completion and drill-in applications, the majority of which involved high-pressure, high-temperature wells in the North Sea. In the Specialty Fluids business, the Company recently signed a letter of intent with a major energy service company to provide a supply of cesium formate fluids for both reservoir drilling and completion acitivities on two large gas and condensate field projects in the Norwegian Continental Shelf. The fields are being developed and will be operated by Statoil. If the cesium formate fluids perform as anticipated under the terms of the letter of intent, they could be used in more than 20 drilling and completion projects in these fields over the next several years.

Results for the third quarters of fiscal 2003 and 2002 include a total of $46 million and $6 million, respectively, of certain charges and income from discontinued operations as follows:

(In millions)

	2003	2002

Income from discontinued operations before income taxes	$4	$1
Certain charges before income taxes
Reserve for respirator claims	(20)	(5)
Restructuring initiatives and asset impairment charges	(17)	(3)
Insurance recoveries	1	1
In-process research and development	(14)	—

Total of certain charges and discontinued operations	$(46)	$(6)

Certain charges and income from discontinued operations for the third quarters of fiscal 2003 and 2002 are recorded in the consolidated statement of operations as follows:

(In millions)

	2003	2002

Income from discontinued operations before income taxes	$4	$1
Selling and administrative expense	(27)	(7)
Research and technical expense	(14)	—
Cost of goods sold	(9)	—

Total of certain charges and discontinued operations	$(46)	$(6)

Given the current economic trends and the difficult environment in our core businesses, the Company is cautious regarding its business outlook. In the Chemicals Businesses, downward pricing pressure on non-contracted business combined with increasing raw material costs will make it difficult to maintain margin levels. In the Supermetals business, the electronics industry continues to reduce its high inventory levels. In addition, the Company expects that the earnings of the Supermetals business will decline significantly in fiscal year 2004 as a customer’s obligation to purchase intermediate products expires. In the Specialty Fluids business, early signs of improvement in the oil drilling market combined with the recently announced letter of intent to supply fluids to Statoil leads the Company to believe that fiscal 2004 results will improve over those of fiscal year 2003.

Research and technical spending was $27 million for the third quarter of 2003. This was $15 million higher than the third quarter of fiscal year 2002, primarily due to the purchase of the assets of Superior Micropowders for $16 million. Approximately $14 million of the purchase price represents the estimated fair value of acquired in-process research and development and was immediately expensed and recorded in research and technical expense. Cabot does not expect any future charges for in-process research and development related to this acquisition. Cabot anticipates an increase to research and technical expense of approximately $4 million per fiscal year due to the addition of Superior Micropowders.

Selling and administrative expenses increased $20 million compared to the third quarter of fiscal year 2002, and included $27 million of certain charges in the third quarter of fiscal year 2003 (European restructuring, respirator charges and insurance recovery) and $7 million of these charges in the third quarter of fiscal year 2002 (respirator charges, cancellation of expansion projects and insurance recoveries).

Interest and dividend income in the third quarter was $1 million less than in the same quarter last year due to a decrease in Cabot’s cash position and lower interest rates.

Interest expense for the third quarter of fiscal year 2003 was equal to the third quarter of fiscal 2002 as lower interest rates on variable rate debt were offset by foreign exchange impacts of a weaker U.S. dollar.

The Company reported an effective tax rate of 43% for the third quarter of fiscal 2003, as compared to 26% for the third quarter of fiscal 2002. The increase in the rate was the result of the tax benefits associated with certain charges taken during the quarter which included the European restructuring costs, respirator liability reserve, and the acquisition of in-process research and development at Superior Micropowders.

Nine Months Ended June 30, 2003 versus
Nine Months Ended June 30, 2002

Net income for the first nine months of fiscal 2003 was $52 million compared to $84 million for the first nine months of fiscal 2002. Results for the first nine months of 2003 include certain charges from continuing operations and income from discontinued operations of $68 million ($0.69 per diluted common share). Included in the results for the first nine months of 2002 are certain charges from continuing operations and income from discontinued operations totaling $9 million ($0.09 per diluted common share).

Sales increased 20% from $1,117 million last year to $1,344 million this year due to favorable foreign exchange rates, higher pricing in the Chemical Businesses and higher volume levels in Supermetals. Operating profit before taxes declined by $51 million, from $113 million for the first nine months of fiscal 2002 to $62 million in the first nine months of fiscal 2003. These amounts include $10 million of certain charges for the first nine months of fiscal year 2002 as compared to $72 million in the first nine months of fiscal year 2003. Operating results benefited from increased volumes in the Chemical and Supermetals Businesses as well as lower Supermetals operating costs and benefits from foreign exchange translation.

Sales for the Chemical Businesses increased $133 million or 15%, from $895 million last year to $1,028 million this year. Segment profit decreased $8 million or 10%, from $84 million to $76 million. The decrease in profitability is primarily attributed to lower operating margins ($57 million), which were partially offset by improved volumes ($20 million) and favorable foreign exchange impacts ($30 million). The lower margins are due to a combination of rising raw material prices and the Company’s inability to increase prices to fully offset these increases as well as to higher manufacturing and administrative costs.

Cabot Supermetals’ sales were $294 million, a 51% increase from $195 million in the first nine months of fiscal 2002. Segment profit increased 51% from $55 million in the first nine months of last year to $83 million in the first nine months of this year. Volumes were higher than the first nine months of fiscal year 2002 due to a combination of contracted tantalum powder, wire and intermediate product sales and some improvement in Asia Pacific volumes. Average selling prices declined compared to the prior year period due to the renegotiations of certain customer contracts during calendar year 2002, resulting in lower prices but extended contract terms.

Specialty Fluids’ sales decreased by 35% for the nine month period ended June 30, 2003 as a result of a decrease in activity in the well drilling industry. Sales decreased from $20 million last year to $13 million this year. The segment results for Specialty Fluids were a loss of $3 million for the nine month period of 2003 and a loss of $1 million for the nine month period of 2002. The decline in profit is due to the lower volumes and revenues in the period.

Results for the first nine months of fiscal 2003 and 2002 include a total of $68 million and $9 million, respectively, of certain charges and income from discontinued operations as follows:

(In millions)

	2003	2002

Income from discontinued operations before income taxes	$4	$1
Certain charges before income taxes
Investment impairment charges	(22)	—
Reserve for respirator claims	(20)	(5)
Restructuring initiatives and asset impairment charges	(18)	(6)
Insurance recoveries	2	1
In-process research and development	(14)	—

Total of certain charges and discontinued operations	$(68)	$(9)

Certain charges and income from discontinued operations for the first nine months of fiscal 2003 and 2002 are recorded in the consolidated statement of operations as follows:

(In millions)

	2003	2002

Income from discontinued operations before income taxes	$4	$1
Selling and administrative expense	(27)	(10)
Research and technical expense	(14)	—
Cost of goods sold	(9)	—
Other income and expense	(22)	—

Total of certain charges and discontinued operations	$(68)	$(9)

Research and technical spending increased by $16 million during the first nine months of 2003, reaching $51 million versus $35 million in the first nine months of last year. This increase was primarily due to the $14 million charge related to the acquisition of Superior Micropowders. Selling and administrative expenses increased $28 million from $163 million for the first nine months of fiscal 2002 to $191 million in the first nine months of this year. Within this change, $17 million is due to the incremental impact of certain items from continuing operations recorded during the two periods. The remainder of the increase is primarily due to higher expenses related to Supermetals Japan and incremental costs related to the Company’s new ERP system.

Interest and dividend income in the nine months ended June 30, 2003 was $5 million less than in the same period last year, primarily due to a decrease in Cabot’s cash position. Lower interest rates further negatively impacted interest income.

Lower interest rates on variable rate debt were offset by increased average debt levels and foreign exchange impacts of a weaker U.S. dollar, holding interest expense for the first nine months of fiscal year 2003 at $21 million, which was the same as the year ago period.

In the nine-month period ended June 30, 2003, other income and charges decreased from $6 million of income in the prior year to a $24 million charge in the current year. This decrease was primarily due to the inclusion of $22 million of charges in the first nine months of 2003 related to the write-down of investments in Sons of Gwalia and Angus & Ross. The remainder of the change is due to costs incurred with the refinancing of debt during the current year as well as a benefit from the forfeiture of incentive shares in the first nine months of fiscal 2002, which were not as significant in the current year.

The Company reported an effective tax rate of 18% for the nine month period ended June 30, 2003 as compared to 27% for the same period of 2002. The reduction in the tax rate was primarily due to: (1) the tax benefit associated with the impairment of the investment in Sons of Gwalia; (2) the tax benefit associated with the acquisition of in-process research and development at Superior Micropowders; and (3) the impact of other fixed dollar tax savings on lower earnings. The Company expects that its effective tax rate on pre-tax income from continuing operations to be approximately 23% for fiscal 2003.

III. Cash Flow and Liquidity

During the first nine months of the fiscal year, cash provided by operating activities totaled $156 million as compared to cash provided by operating activities of $115 million for the same period last year. The cash provided by operating activities during the first nine months of fiscal 2003 was primarily related to net income, with additions for non-cash expenses, offset by increases in receivables and inventories. The increase in receivables was driven by timing of receipts in the Chemicals Businesses and increased sales company-wide. The Company continuously assesses the creditworthiness of its customers and no material reserves have been recorded for specific customers. The cash provided by operating activities during the first nine months of 2002 was essentially the result of net income offset by an increase in working capital.

Capital spending for the first nine months of fiscal 2003 was $92 million. The majority of capital spending was related to improving existing assets. In addition, in the third quarter of fiscal 2003, the Company purchased the assets of Superior Micropowders for $16 million. Capital expenditures for fiscal 2003 are expected to total approximately $150 million and include expenditures for replacement projects, plant expansions, and the completion of projects started in fiscal 2002. Capital spending for the first nine months of fiscal 2002 was $201 million. Of this amount, $89 million, net of $10 million in cash acquired, was related to the February 2002 purchase of the then remaining 50% joint venture interest in Cabot Supermetals Japan.

Cash used for financing activities was $50 million in the first nine months of fiscal 2003 as compared to $101 million used during the same period last year. The majority of the financing activities related to payments of dividends, purchases of stock, and the refinancing of debt assumed in the February 2002 acquisition of Cabot Supermetals Japan. During the month of September 2002, Cabot repaid approximately $10 million of bank notes. This repayment was included in the consolidated fiscal 2003 results due to the one-month lag in reporting of Cabot Supermetals Japan as of September 30, 2002. In October 2002, Cabot entered into a 9.3 billion yen ($78 million) term loan agreement to refinance the majority of the remaining debt assumed in the Cabot Supermetals Japan acquisition. With the proceeds, Cabot repaid the remaining bank notes and $47 million of the long-term debt at Cabot Supermetals Japan. The new term loan matures in fiscal 2006. During the nine months ended June 30, 2002, the cash used in financing activities was larger than the same period of 2003 due to a greater amount of stock repurchases.

A Cabot subsidiary borrowed 150 million EURO ($171 million) maturing in November 2004. The loan bears interest at EURIBOR (2.2% at June 30, 2003) plus 0.9%. The Company is in the process of refinancing this loan and as a result has entered into a forward starting interest rate swap with a notional amount of $85 million.

Management expects cash on hand, cash from operations and present financing arrangements, including Cabot’s unused line of credit, to be sufficient to meet Cabot’s cash requirements for the foreseeable future.

On September 8, 2000, Cabot’s Board of Directors authorized the repurchase of up to 10 million shares of Cabot’s common stock. On May 10, 2002, Cabot’s Board of Directors increased the number of shares of the Company’s common stock authorized for repurchase from 10 million shares to a maximum of 12.6 million shares. Cabot repurchased 0.7 million shares of its common stock during the first nine months of fiscal 2003 for $19 million. As of June 30, 2003, approximately 2.4 million shares remained available for repurchase under the current authorization.

On July 11, 2003, Cabot’s Board of Directors approved an increase to the quarterly dividend by $0.02 per share to $0.15 per share on all of Cabot’s outstanding common shares, which is payable September 12, 2003, to stockholders of record as of the close of business on August 29, 2003.

On an ongoing basis, Cabot reviews its historical insurance policies, some of which cover disposed and discontinued businesses, for potential recovery. Various amounts have been recovered in prior periods under these policies for environmental claims and Cabot received $5 million in the third quarter of fiscal 2003, of which $1 million is from continuing operations and $4 million is from discontinued operations. Cabot anticipates receiving additional amounts in future periods.

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

The Company has signed an agreement to sell its interest in Aearo Corporation for approximately $34 million, the consummation of which is subject to various conditions. This transaction is expected to be completed during the fourth quarter of fiscal 2003. The equity investment in Aearo Corporation is recorded at zero at June 30, 2003.

In May 2003, Cabot initiated a restructuring plan to reduce costs, enhance customer service and create a stronger and more competitive organization. The restructuring initiatives include the closure of Cabot’s carbon black manufacturing facility in Zierbena, Spain, the consolidation of administrative services for all European businesses in one shared service center, the implementation of a consistent staffing model for all manufacturing facilities in Europe, and the discontinuance of two energy projects. The restructuring initiatives are expected to result in approximately 225 employee terminations throughout the European facilities due to the shut down of the carbon black manufacturing facility and consolidation of administrative services. The restructuring initiatives could result in a pre-tax charge to earnings of approximately $60 million over the next 18 to 24 months. Approximately $50 million is expected to be recorded in fiscal 2003, an increase of $20 million from the estimate in the second quarter of fiscal 2003 due to an acceleration of expenses related to the plant closure. Restructuring charges incurred during the three months ended June 30, 2003, were $17 million, mainly related to accelerated depreciation on facilities, impairment of manufacturing assets and severance charges. Total cash outlays related to the program over the 18 to 24 month period are expected to be approximately $30 million, an increase of $5 million from the estimate in the second quarter of fiscal 2003 due to higher employee separation costs.

Cabot plans to contribute $10 million to the U.S. defined benefit plan for its employees within fiscal 2003. The contribution is intended to mitigate the risks associated with the decrease in the fair value of plan assets held for the defined benefit plan due to the decline in market conditions.

IV. Recent Accounting Developments

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends FAS No. 123, “Accounting for Stock-Based Compensation.” FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS No. 148 also requires more prominent and more frequent disclosure in the financial statements about the effects of stock-based compensation. The disclosure provisions of FAS No. 148 were adopted by Cabot as of December 31, 2002 and are included in Note B. Other provisions of this statement are effective for the September 30, 2003 fiscal year-end. Cabot is in the process of assessing the impact of FAS No. 148 on its fiscal 2003 consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 provides guidance on the identification of and financial reporting for entities over which control is achieved through a means other than by voting rights. FIN 46 determines whether such entities should be consolidated under the controlling interest financial model of ARB No. 51, the variable interest model of FIN 46 or other existing authoritative guidance. Cabot adopted FIN 46 as of January 31, 2003 for variable interest entities created after January 31, 2003 and as of July 1, 2003 for variable interest entities that were created before January 31, 2003. The adoption of FIN 46 will not have a significant effect on the consolidated financial statements.

In February 2003, the FASB issued Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 provides guidance for the accounting by a vendor for arrangements involving multiple revenue-generating activities. Cabot adopted EITF 00-21 on July 1, 2003 and such adoption will not have a significant effect on the consolidated financial statements.

In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging.” FAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities to ensure consistent reporting for contracts with comparable characteristics. Cabot adopted FAS No. 149 on July 1, 2003 and will follow the guidance of this standard if Cabot enters into applicable new contracts.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS No. 150 established standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The provisions of FAS No. 150 were effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created before the issuance of this statement, FAS No. 150 will be implemented in the interim period beginning July 1, 2003 by reporting a cumulative effect of a change in accounting principle. Cabot will follow this guidance in the future if Cabot enters into applicable financial instruments.

Forward-Looking Information: Included above are forward-looking statements relating to management’s expectations of future profits, new business growth, the Company’s product development program and the possible achievement of the Company’s financial goals. Actual results may differ materially from the results anticipated in the forward-looking statements included in this quarterly report due to a variety of factors, including domestic and global economic conditions, such as market supply and demand, prices and costs and availability of raw materials; fluctuations in currency exchange rates; patent rights of others; stock market conditions; the timely commercialization of products under development by the Company (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); the Company’s ability to successfully manage acquisitions; demand for the Company’s and its customers’ products; competitors’ reactions to the market conditions; the accuracy of the assumptions used by the Company in establishing a reserve for its share of liability for respirator claims; and the outcome of pending litigation and governmental investigations. Other factors and risks are discussed in the Company’s 2002 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As part of the Cabot Supermetals Japan acquisition, Cabot assumed variable rate debt that was economically hedged with interest rate swaps. In October 2002, Cabot refinanced the underlying variable rate debt and the interest rate swaps were terminated.

On October 29, 2002, Cabot entered into two interest rate swaps with an aggregate notional amount of 9.3 billion yen ($78 million). The swaps are variable-for-fixed swaps of the quarterly interest payments on related debt and mature in fiscal 2008. The swaps are derivative instruments as defined by FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and have been designated as cash flow hedges. Changes in the value of the effective portion of cash flow hedges are reported in other comprehensive income (loss), while the ineffective portion is reported in earnings. The change in fair value since inception has been nominal.

During the first quarter of fiscal 2003, Cabot began using both yen based debt and cross currency swaps to hedge its net investment in Japanese subsidiaries. On October 24, 2002, Cabot entered into a 9.3 billion yen ($78 million) three-year term loan agreement with a group of banks to refinance existing debt at Cabot Supermetals Japan. On

November 20, 2002, Cabot entered into two cross currency swaps for an aggregate amount of $41 million. Upon maturity of the swaps, Cabot is entitled to receive $41 million U.S. dollars and is obligated to pay 5 billion Japanese yen. Cabot is also entitled to receive semi-annual interest payments on $41 million at 3 Month U.S. dollar LIBOR interest rates and is obligated to make semi-annual interest payments on 5 billion yen at 3 Month Japanese yen LIBOR interest rates. Included in liabilities at June 30, 2003 is $1 million related to the fair value of the cross currency swaps and $3 million related to the cumulative translation differences in Cabot’s yen denominated debt.

The debt and cross currency swaps have been designated as hedges of Cabot’s net investment in Japan and are accounted for under FAS No. 133. The effectiveness of these hedges is based on changes in the spot foreign exchange rates and the balance of Cabot’s yen denominated net investments. The change in value of the debt and of the cross currency swaps, totaling $4 million for the nine month period ending June 30, 2003, has been recorded as a foreign currency translation loss in accumulated other comprehensive income (loss), offsetting foreign currency translation gains of Cabot’s yen denominated net investments. Net losses recorded in earnings, representing the amount of the hedges’ ineffectiveness for the period, were nominal.

Subsequent to June 30, 2003, a Cabot subsidiary entered into a forward starting interest rate swap with a notional amount of $85 million. The swap is a floating-for-fixed swap to hedge the variability of forecasted future cash flows (twenty years of coupon payments) due to changes in the underlying market interest rates on the subsidiary’s forecasted debt issuance. The forecasted debt issuance is the refinancing of the subsidiary’s 150 million EURO bank loan which is expected to occur prior to its maturity date in November 2004. The swap is a derivative instrument as defined by FAS No. 133 and has been designated as a cash flow hedge. Changes in the value of the effective portion of the hedge will be reported in other comprehensive income (loss), while the ineffective portion will be reported in earnings.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board, President and Chief Executive Officer, and its Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

During the quarterly period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. The subsidiary disposed of that business in July 1995. In connection with its acquisition, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including the costs of legal fees together with the amounts paid in settlement or judgment, allocable to AO respiratory products used prior to the 1990 purchase by Cabot. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (1) AO’s insurance coverage for the pre-closing period, and (2) another entity’s private indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982. Generally, these respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that were negligently designed or labeled.

     Neither Cabot, nor its past or present subsidiaries, at any time manufactured asbestos or asbestos-containing materials or products. Moreover, not every person with exposure to asbestos giving rise to an asbestos claim used a form of respiratory protection. At no time did AO’s respiratory product line represent a significant portion of the overall respiratory product market. In addition, other parties, including AO, AO’s insurers, and another private indemnitor and its insurers (collectively, the “Payor Group”), are responsible for significant portions of the costs of these liabilities, leaving Cabot with a portion of the liability in only some of the pending cases.

     Cabot’s subsidiary disposed of the business in July 1995 by transferring it to a newly-formed joint venture called Aearo Corporation (“Aearo”). Cabot has a 40% equity interest in Aearo. Cabot agreed to have its subsidiary retain liabilities allocable to respirators used prior to the 1995 transaction so long as Aearo pays Cabot an annual fee of $400,000. Aearo can discontinue payment of this fee at any time, in which case it will assume the liability for, and indemnify Cabot against, the liabilities allocable to respirators manufactured and used prior to the 1995 transaction. Cabot has no liability in connection with any products manufactured by Aearo after 1995. Between July 1995 and September 30, 2001, Cabot’s total costs and payments in connection with these respirator liabilities did not exceed the total amounts Cabot received from Aearo. Because of the significant increase in claims filed against AO beginning in calendar year 2001, since September 30, 2001, Cabot’s total costs and payments in connection with these liabilities have exceeded the amount it has received from Aearo. In June 2003, Cabot and its subsidiary entered into an agreement to sell all of the subsidiary’s interest in Aearo for approximately $34 million, the consummation of which is subject to various conditions. The sale of this equity interest will not alter the arrangements described above.

     As of December 31, 2002, there were approximately 50,000 claimants in pending cases asserting claims against AO in connection with respiratory products. As of June 30, 2003, there were approximately 84,000 such claimants. A large portion of the new claims since January 1, 2003 have been filed in Mississippi and appear to have been prompted by changes in Mississippi’s state procedural laws which caused claimants to file their claims prior to the effective date of these changes. In the past, Cabot has contributed to the costs of a percentage of, but not all, pending claims, depending on several factors, including the period of alleged product use.

     Since December 2002, Cabot and the members of the Payor Group have been in settlement negotiations that would fix the allocation of liabilities among them. In general, the settlement being discussed would provide that as long as the Payor Group continues to pay all costs and liabilities in connection with the respirator litigation, Cabot’s liability under the settlement would be limited to a specified annual amount.

     Previous to this quarter, given the uncertainties of the settlement with the Payor Group, the complexity of Cabot’s contractual indemnity obligations and the unusual increase in the number of claims in certain jurisdictions which appears to have resulted from changes in state procedural laws, Cabot did not believe it was able to reasonably estimate a range of possible loss for future claims. In recent months, as members of the Payor Group have yet to reach an acceptable settlement, Cabot, through its outside legal advisors, retained the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading expert, to assist Cabot in calculating its estimated share of liability with respect to existing and future respirator liability claims. The methodology developed by HR&A addresses the complexities surrounding Cabot’s potential liability by making assumptions about future claimants with respect to periods of asbestos exposure and respirator use. Using those and other assumptions, HR&A estimated the number of future claims that would be filed and the related costs that would be incurred in resolving those claims. On this basis, HR&A then estimated the net present value of the share of these liabilities that reflected Cabot’s actual contractual obligations assuming that all other members of the Payor Group meet their obligations. Based on the HR&A estimates, Cabot recorded a $20 million reserve during the third fiscal quarter to cover its share of liability for existing and future respirator liability claims.

     The Company’s current estimate of the cost of its share of existing and future respirator liability claims is based on facts and circumstances existing at this time. However, this cost is subject to numerous variables that are extremely difficult to predict. Developments that could affect the Company’s estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) significant changes in the average cost of resolving claims, (iii) significant changes in the legal costs of defending these claims, (iv) changes in the nature of claims received, (v) changes in the law and procedure applicable to these claims, (vi) the financial viability of members of the Payor Group, and (vii) a determination that the Company’s interpretation of the contractual obligations on which it has estimated its share of liability is inaccurate. The Company cannot determine the impact of these potential developments on its current estimate of its share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be higher than the reserved amount.

     During and subsequent to the third fiscal quarter Cabot, Phelps Dodge Corporation, Columbian Chemicals Co., Degussa Engineered Carbons, LP, Degussa AG and Degussa Corporation (referred to collectively as the “Defendants”), were named in antitrust law suits filed by the following plaintiffs: Ceradyne, Inc., filed in US District Court for the Northern District of Ohio; Plastics Color Corporation of Illinois, Polymerics, Inc., Cardinal Color, Inc., Robbins, LLC, Cronite Supply Corp., and Schlegel Corp, all filed in US District Court for the District of Massachusetts; and Industrial Rubber Products, LLC, filed in the US District Court for the Northern District of Illinois. The actions, all of which are similar to the action filed against the Defendants in January 2003 by Technical Industries, Inc. in US District Court for the District of Massachusetts, have been filed by the plaintiffs on their own behalf and on behalf of all individuals or entities who purchased carbon black in the United States directly from the Defendants from approximately 1999 until the present (the “Period”), and allege that the Defendants conspired to fix, raise, maintain or stabilize prices for carbon black sold in the United States during the Period. The plaintiffs seek treble damages in an unspecified amount and attorneys’fees. None of the classes of plaintiffs in these cases have been certified. All of the parties to these actions have sought to transfer the pending cases into a single consolidated multi-district litigation forum pursuant to federal law. A hearing was held on July 25, 2003 before the Judicial Panel on Multidistrict Litigation to consolidate these actions; the Court has not yet ruled on the motions. The Company and certain other companies have also been named in actions filed by Level Construction, Inc., Joseph Trapp, Mark Lewis and Noel Benitez, and Speck Cab Co., Inc., d/b/a Veterans’ Cab Company and Arrow Cab Company, all filed in the Superior Court of the State of California (San Francisco County); Provider Plumbing, filed in the Superior Court of the State of California (Alameda County); and Kenneth Sugihara, Eric Schmidt, Stephanie Grant, Robyn Cerritos and Korus Printing Corporation, filed in the Superior Court of the State of California (Los Angeles County), on behalf of a purported class of indirect purchasers of carbon black in the state of California from as early as November 1998 to the present. These complaints assert violations under California law for conduct that is similar to what is alleged in the federal complaints. The California complaints also seek treble damages in an unspecified amount and attorneys’ fees. Cabot believes it has strong defenses to all of these claims, which it intends to assert vigorously.

Cabot has various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business. In the opinion of the Company, although final disposition of all of its suits and claims could have a material impact on Cabot's statements of operations and cash flows in a particular period, they should not, in the aggregate, have a material adverse effect on Cabot’s financial position.

Item 6. Exhibits and Reports on Form 8-K

(a)	EXHIBITS

The following Exhibits are filed herewith:

1.	Exhibit 31.1 - Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2.	Exhibit 31.2 - Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

3.	Exhibit 32 - Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	REPORTS ON FORM 8-K

The registrant furnished the following current report on Form 8-K during the fiscal quarter ended June 30, 2003:

1.	On April 24, 2003, the registrant furnished a current report on Form 8-K dated April 23, 2003 that included the text of its second quarter earnings press release.

The registrant filed the following current reports on Form 8-K during the fiscal quarter ended June 30, 2003:

1.	On June 2, 2003, the registrant filed a current report on Form 8-K dated June 2, 2003 that included the text of its press release announcing its acquisition of the assets of Superior MicroPowders, LLC.

2.	On June 16, 2003, the registrant filed a current report on Form 8-K dated June 13, 2003 announcing that its Cabot Specialty Fluids business had signed a letter of intent with a major energy service company to provide a supply of cesium formate fluids for both reservoir drilling and completion activities on two large gas and condensate field projects in the Norwegian Continental Shelf.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date:	August 13, 2003	By:	/s/ John A. Shaw

John A. Shaw
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date:	August 13, 2003	By:	/s/ David J. Elliott

David J. Elliott
Controller
(Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.