Form 10-K
period 2003-09-30
CABOT CORP
filed 2003-12-23
CIK 16040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-5667

Cabot Corporation
(Exact name of Registrant as specified in its charter)

Delaware	04-2271897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Seaport Lane, Suite 1300 Boston, Massachusetts	02210 (Zip Code)
(Address of Principal Executive Offices)

(617) 345-0100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $1.00 par value per share	Boston Stock Exchange New York Stock Exchange Pacific Exchange
Preferred Stock Purchase Rights

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑          No ☐

      As of the last business day of the Company’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates was approximately $1,380,504,860 based on the closing price on that date of $23.86 reported on the New York Stock Exchange, Inc. As of November 28, 2003, there were 61,661,744 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this annual report on Form 10-K.

PART I

Item 1.	Business

General

      Cabot’s business was founded in 1882 and incorporated in the State of Delaware in 1960. The Company’s principal products are carbon black, fumed metal oxides, inkjet colorants, tantalum and related products, and cesium formate drilling fluids. The Company and its affiliates have manufacturing facilities in the United States and more than 20 other countries.

      The terms “Cabot” and “Company” as used in this Report refer to Cabot Corporation and its consolidated subsidiaries.

      The description of the Company’s businesses is as of September 30, 2003, unless otherwise noted. The Company is organized into three reportable segments: the Chemical Business, the Supermetals Business and the Specialty Fluids Business. Financial information about the Company’s business segments and geographic areas appears in the Overview and Continuing Operations sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below, and in Note W of the Notes to the Company’s Consolidated Financial Statements in Item 8 below.

      In May 2003, the Company initiated a restructuring plan of certain of its European operations aimed at reducing costs, enhancing customer service and improving competitiveness. The restructuring initiatives are all related to the Chemical Business segment and included the closure of the Company’s carbon black manufacturing facility in Zierbena, Spain; the consolidation of administrative activities for all European businesses in one shared service center; the implementation of a consistent staffing model for all manufacturing facilities in Europe; and the discontinuance of two energy projects. The Company expects these restructuring initiatives to result in a pre-tax charge to earnings of approximately $65 million. As of September 30, 2003, the Company has recorded $46 million of these charges, and expects to record $9 million over the next 15 to 21 months. At September 30, 2003, $10 million of foreign currency translation adjustments existed and will be recognized upon the substantial liquidation of the entity through which the Company conducted its operations in Zierbena, Spain. In addition, in the fourth quarter of the fiscal year, Cabot implemented a reduction in workforce in North America to reduce costs. This initiative resulted in a pre-tax charge to earnings of $5 million for involuntary terminations for 88 employees at facilities throughout North America, of which $4 million relates to the Chemical Business and $1 million relates to the Supermetals Business.

      In May 2003, the Company purchased the assets of Superior MicroPowders (“CSMP”), a privately-held company located in New Mexico, for $16 million. CSMP is a development stage enterprise with multiple technology platforms and core competencies in advanced powder manufacturing across a wide range of materials, as well as the related materials chemistry. CSMP’s technology is expected to enable the Company to develop materials that will expand the Company’s technology to areas that complement existing markets and provide opportunities for new business growth. Although CSMP is in the development stage, it has been working with several major companies to develop particle applications for use in the electronics, fuel cell, display, and other markets.

      During the fiscal year ended September 30, 2003, Cabot repurchased approximately 1.5 million shares of its common stock, $1.00 par value per share (the “Common Stock”), for approximately $41 million in the aggregate, principally to offset a similar number of shares issued during the year under the Company’s employee incentive compensation programs.

      Additional information regarding significant events affecting the Company during its fiscal year ended September 30, 2003 is set forth in Item 7 below under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SEC and Corporate Governance Matters

      The Company’s internet address is www.cabot-corp.com. The Company makes available free of charge on or through its internet website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission (the “Commission”).

      The Company’s Board of Directors has throughout its history developed corporate governance practices to fulfill its responsibility to the Company’s stockholders. As part of these practices, the Board of Directors is developing Corporate Governance Guidelines that address matters such as director qualification standards and responsibilities, director compensation, director education, director access to management and independent advisors, annual Board performance evaluations and management succession. In addition, the Company has adopted Global Ethics and Compliance Standards that apply to all of the Company’s employees and directors. The Board is also in the process of amending the charters for its Audit Committee, Compensation Committee, and Nominating and Governance Committee to comply with the New York Stock Exchange’s new corporate governance rules. The Board will adopt the Company’s Corporate Governance Guidelines and amended Committee charters before the Company’s 2004 Annual Stockholder Meeting in March 2004. By that time, the Corporate Governance Guidelines, the Global Ethics and Compliance Standards and the Committee charters will be available on the Company’s website and in print to any shareholder who requests them.

Chemical Business

      The Chemical Business is principally comprised of the carbon black, fumed metal oxides, inkjet colorants and aerogels product lines. In addition, certain of the Company’s new business development activities, including those associated with the recently purchased assets of Superior MicroPowders, are conducted in the Chemical Business reporting segment. The businesses within the Chemical Business share regional administrative services organizations and sales organizations.

Carbon Black

      The Company manufactures and sells carbon black. Carbon black is a form of elemental carbon, which is manufactured in a highly controlled process to produce particles and aggregates of varied structure and surface chemistry, resulting in many different performance characteristics for a wide variety of applications. Carbon black is widely used to enhance the physical, electrical and optical properties of the systems and applications in which it is incorporated. The Company’s carbon black products are used in tires, industrial products and high performance applications. Carbon blacks are used in the tire industry as a rubber reinforcing agent and a performance additive. These products are marketed globally and are used in all types of tires. Carbon blacks are used in industrial products in applications such as hoses, belts, extruded profiles and molded goods. In fiscal year 2000, the Company combined its plastics business with its special blacks business to form its performance products business group (“PPBG”). PPBG manufactures specialized grades of carbon black, which are used to enhance conductivity and static charge control, to provide UV protection, to enhance mechanical properties, to provide chemical flexibility through surface treatment and as pigments. These products are used in a wide variety of industries such as inks, coatings, cables, pipes, toners and electronics. PPBG also produces and markets black and white thermoplastic concentrates and specialty compounds and markets carbon black to the plastics industry.

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

      Many of the Company’s carbon black products are used in products associated with the automotive industry. The Company’s financial results may be affected by the cyclical nature of the automotive industry, although a large portion of the market for the Company’s products is in replacement tires and other parts that are less subject to automobile industry cycles. Under appropriate circumstances, the Company has pursued a strategy of entering into long-term supply contracts (those with a term longer than one year) designed to provide the Company’s customers with a secure supply of carbon black and reduce the volatility in the Company’s carbon black volumes and margins caused, in part, by automotive industry cycles. The Company currently has several long-term carbon black supply contracts, including one with a major tire customer for the supply of carbon black in North America, and recently entered into a long-term global supply contract with a major tire manufacturer with which the Company in the past has had only regional short-term supply agreements. In fiscal year 2003, approximately 28% of the volume of carbon black sold by the Company was sold under long-term contracts in effect during the fiscal year.

      The Company believes that it is the leading manufacturer of carbon black in the world, with an estimated one-quarter of the worldwide production capacity and market share of carbon black. The Company competes in the manufacture of carbon black primarily with two companies having a global presence and with at least 20 other companies in various regional markets in which it operates.

      The Company owns and operates carbon black production plants in Argentina, Australia, Brazil, Canada, the Czech Republic, China, Colombia, the United Kingdom, France, India, Indonesia, Italy, The Netherlands, and the United States. Affiliates of the Company own carbon black plants in Japan, Malaysia, Mexico and Venezuela. Some of the plants listed above are built on leased land (see “Properties” below). Headquarters for the Company’s carbon black business are located in Boston, Massachusetts, with regional headquarters in Alpharetta, Georgia (North America), São Paulo, Brazil (South America), Suresnes, France and Leuven, Belgium (Europe) and Kuala Lumpur, Malaysia (Asia Pacific).

      The principal raw material used in the manufacture of carbon black is a portion of the residual heavy oils derived from petroleum refining operations and from the distillation of coal tars and the production of ethylene throughout the world. Natural gas is also used in the production of carbon black. While the lack of availability of raw materials has not been a significant factor for the Company’s carbon black business, the Company may experience some difficulty obtaining low sulfur feedstock at an acceptable cost for its European operations in the event the proposed Best Available Techniques Reference Documents, which are commonly referred to as “BREF Notes,” are adopted. The proposed BREF Note for the European carbon black industry, which is described more fully under “Safety, Health and Environment” below, call for a reduction in annual average sulfur content in carbon black feedstock to 0.5%. Raw material costs are influenced by the cost and availability of oil worldwide, the availability of various types of carbon black oils and related transportation costs.

      The thermoplastic concentrates and specialty compounds sold by the Company are produced at facilities in Belgium, Italy, the United Kingdom and Hong Kong. In Europe, the Company is one of the five leading producers of thermoplastic concentrates. Other than carbon black feedstock, the primary raw materials used in this business are titanium dioxide, thermoplastic resins and mineral fillers. Raw materials for these concentrates and components are, in general, readily available.

      Management continues to support carbon black new product development initiatives that have significant customer involvement or sponsorship. Management also supports process research and development initiatives that can lead to production optimization.

Fumed Metal Oxides

      The Company manufactures and sells fumed metal oxides, including fumed silica and fumed alumina and dispersions thereof, under various trademarks. Fumed silica is an ultra-fine, high-purity particle used as a reinforcing, thickening, abrasive, thixotropic, suspending or anti-caking agent in a wide variety of products produced for the automotive, construction, microelectronics, and consumer products industries, including adhesives, sealants, cosmetics, inks, silicone rubber, coatings, polishing slurries and pharmaceuticals. The headquarters for the Company’s fumed metal oxides business are located in Billerica, Massachusetts. This business has two North American fumed metal oxides manufacturing plants, which are located in Tuscola, Illinois and Midland, Michigan. The Company also owns manufacturing plants in Wales and Germany. In addition, a joint venture owned 50% by the Company and 50% by an Indian entity owns a plant in India, which began operations in the spring of 1998. Raw materials for the production of fumed silica are various chlorosilane feedstocks. The feedstocks are either purchased or converted to product on a fee-basis (so called “toll conversion”) for owners of the feedstock. The Company also purchases aluminum chloride as feedstock for the production of fumed alumina. The Company has long-term procurement contracts or arrangements in place for the purchase of feedstock for this business, which it believes will enable it to meet its raw material requirements for the foreseeable future. In addition, the Company buys some materials in the spot market to help ensure flexibility and minimize costs.

      The Company currently supplies fumed metal oxides to two of its customers pursuant to long-term contracts. These contracts accounted for approximately 57% of the volume of fumed metal oxides sold by the Company in fiscal year 2003. In addition, sales of fumed metal oxides products are made by Company employees and through distributors and sales representatives. There are four principal producers of fumed silica in the world. The Company believes it is the leading producer and seller of this chemical in the United States and second worldwide.

Inkjet Colorants

      Inkjet colorants are pigment-based black and other colorants, which are designed to replace traditional pigment dispersions and dyes used in inkjet printing applications. Products produced by the Company’s inkjet colorants business target various printing markets, including home and office printers, wide format printers, and commercial and industrial printing applications. The Company’s black colorants have become integral components in several inkjet printing systems introduced to the market since 1998. The Company commercialized color pigments during fiscal year 2002. Sales are made by Company employees and through distributors and sales representatives. The headquarters of the Company’s inkjet colorants business are located in Billerica, Massachusetts. Raw materials for the inkjet colorants business include carbon black, as well as other products that are available from various sources. The Company believes that all raw materials for this business are in adequate supply.

Aerogels

      Cabot’s aerogels, which are marketed under the NanogelTM trademark, are hydrophobic silica particles with potential uses in a variety of thermal and sound insulation applications. During 2002, the aerogels business completed construction of a new semi-works facility located in Frankfurt, Germany. During fiscal year 2003, substantial attention was paid to refining the unique manufacturing process at the semi-works facility to improve production rates and quality yield and to permit full scale manufacturing at the facility sometime in the future. The headquarters for the business are located in Boston, Massachusetts. The principal raw materials for the production of aerogels are silicic acid and sodium silicate, which the Company believes are in adequate supply.

      The first commercial shipment of the Company’s NanogelTM product occurred in December 2002. To date, the product has been used in the manufacture of translucent panels for four projects in the daylighting segment of the construction industry. Because this business and its products represent a new business for the Company utilizing a new chemical process, its operations are subject to several risks, including the risk that expected capacity output at the business’s newly constructed semi-works facility is delayed or not achieved, and that the business’s products do not achieve market acceptance.

Supermetals

      Through Cabot Supermetals, formerly Cabot Performance Materials, the Company produces tantalum, niobium (columbium) and their alloys. Tantalum, which accounts for substantially all of this business’s sales, is produced in various forms including powder and wire for electronic capacitors. Tantalum and niobium and their alloys are also produced in wrought form for non-electronic applications such as the production of superalloys and chemical process equipment, and for various other industrial and aerospace applications.

      The headquarters for Cabot Supermetals are located in Boston, Massachusetts. The Company operates manufacturing facilities for this business in Boyertown, Pennsylvania, and Higashi-Nagahara, Japan. Raw materials are obtained by the Company from ores mined principally in Australia and Canada. Because the

Company purchases a significant portion of the ore it needs under two long-term supply contracts from one supplier, the Company currently has an adequate supply of raw materials.

      Many of the Company’s tantalum products are used in products for the electronics industry, which is cyclical in nature. The Company has long-term contracts for the supply of tantalum powder and wire with four customers, which are designed to provide the Company’s customers with a secure supply of such products and to reduce volatility in the Company’s tantalum volumes and revenues caused by cycles in the electronics industry. These contracts accounted for approximately 67% of the volume of finished powder and wire sold by Cabot Supermetals in fiscal year 2003. Sales in the United States are also made by Company employees, with export sales to Europe handled by Company employees, independent European sales representatives and an affiliated company. Sales in Japan and other parts of Asia are handled primarily through Company employees and distributors. There are currently two principal competitors producing tantalum and niobium. The Company believes that it is the leading producer of electronic grade tantalum powder products, with competitors having greater production in some other product lines.

      In August of 2003, the Company began construction of a facility in Etna, Ohio for the manufacture of tantalum sputtering targets for use in thin film applications, including semiconductors, optics, magnetics and flat panel display. At the new facility, which is scheduled to be fully operational sometime in fiscal year 2005, the Company plans to use high-purity grade tantalum to manufacture complete assemblies for use in thin film deposition systems.

      During the fiscal year Cabot Supermetals ended its business development efforts with respect to barium titanate.

Specialty Fluids

      The Company’s Specialty Fluids Business produces and markets cesium formate as a drilling and completion fluid for use primarily in high pressure and high temperature oil and gas well operations. Cesium formate products are solids-free, high-density fluids that have a low viscosity, permitting them to flow readily in oil and gas wells. The fluid is resistant to high temperatures, does not damage producing reservoirs and is readily biodegradable. The Company has been shipping the fluid to facilities in Aberdeen, Scotland, and in Bergen and Kristiansund, Norway for application in the North Sea, and to facilities in The Woodlands, Texas for application in the Gulf of Mexico. To date, cesium formate has been used successfully in 72 oil and gas well completions and drill-in applications. The Company recently entered into an agreement with a major energy services company to provide a supply of cesium formate fluids for both reservoir drilling and completion activities on two large gas and condensate field projects in the Norwegian Continental Shelf being developed and operated by Statoil.

      The Specialty Fluids Business has its headquarters in Aberdeen, Scotland, and has a mine and a cesium formate manufacturing facility in Manitoba, Canada. The Company makes cesium formate sales directly to oil and gas operating companies and through oil field service companies. The Company generally leases cesium formate to its customers for use in drilling operations. After completion of a job, the customer returns the fluid to the Company, and it is returned to inventory for use in subsequent well operations. Any of the fluid that is lost during use and not returned to the Company is purchased by the customer. On average, 10% of the cesium formate used in an operation is lost and therefore purchased by customers.

      The principal raw material used in this business is pollucite ore, which the Company obtains from its mine in Manitoba. The Company has an adequate supply of this cesium-rich ore, owning approximately 82% of the world’s known cesium reserves. Because each job for which cesium formate is used requires a large volume of the product, the Specialty Fluids Business must carry a large inventory. The Company’s Specialty Fluids Business also markets fine cesium chemicals to various industrial chemical companies, and mined spodumene to the pyroceramics industry. Sales of those products are made either by Company employees or sales representatives. The Specialty Fluids Business also mines and processes tantalum ore for shipment to Cabot Supermetals. As of October 1, 2003, the operation of the tantalum mine in Manitoba was transferred from the Company’s Specialty Fluids Business to Cabot Supermetals.

Discontinued Businesses

      As reported in the Company’s Form 8-K filed with the Commission on October 3, 2000, in September 2000 the Company sold all of its liquefied natural gas (LNG) business. The Company also completed the initial public offering of approximately 20% of its microelectronics materials business, conducted by Cabot Microelectronics Corporation, in the third quarter of fiscal year 2000. The offering was followed by a distribution of the Company’s remaining shares of Cabot Microelectronics Corporation common stock to Cabot shareholders. The distribution was completed on September 29, 2000 and was also reported in the Company’s Form 8-K filed with the Commission on October 3, 2000. During fiscal years 2003 and 2002, the Company recorded insurance recovery proceeds related to these and other discontinued businesses. During fiscal year 2001, a gain on the sale of the LNG business was recorded. See Note C of the Notes to the Company’s Consolidated Financial Statements.

Patents and Trademarks

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

Backlog

      The Company’s businesses are generally not seasonal in nature, although they experience some decline in European and North American sales in the fourth fiscal quarter due to summer plant shutdowns. The Company believes that as of September 30, 2003, approximately $204 million of backlog orders for its businesses were firm, compared to firm backlog orders as of September 30, 2002 of approximately $201 million. Backlog consists of firm purchase orders for which a delivery date has been scheduled. Because customers may generally cancel purchase orders with little or no notice and without significant penalty, and because most orders are typically shipped within 30 days of receipt, backlog at any particular time is not typically a good indicator of future revenues. All of the 2003 backlog orders are expected to be filled during fiscal year 2004.

Customers

      Five major tire and rubber customers, one silicones customer, three capacitor materials customers and one microelectronics customer represent a material portion of the total net sales and operating revenues of the Company’s businesses; the loss of one or more of these customers could materially adversely affect the Company’s businesses taken as a whole. In fiscal year 2003, sales to Goodyear Tire and Rubber Company by the Company’s Chemical Business amounted to 11% of the Company’s consolidated revenues.

Competition

      Competition in the Company’s businesses is based on price, service, quality, product performance and technical innovation. Competitive conditions also necessitate carrying an inventory of raw materials and finished goods in order to meet customers’ needs for prompt delivery of products. On behalf of certain carbon black producers, including the Company, in November 2001, an industry group filed an anti-dumping petition with authorities in the European Union in response to rubber black imports from Egypt and Russia. In March 2003, the Company was notified that a proposal by the European Commission to impose anti-dumping measures on those imports was not adopted by the European Council of Ministers.

Employees

      As of September 30, 2003, the Company had approximately 4,400 employees. Approximately 400 employees in the United States are covered by collective bargaining agreements. The Company believes that its relations with its employees are satisfactory.

Research and Development

      The Company develops new and improved products and processes and greater operating efficiencies through Company-sponsored research and technical service activities, including those initiated in response to customer requests. Expenditures by the Company for such activities are shown in the Consolidated Statements of Income.

Safety, Health and Environment

      The Company has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the “Superfund law”) and comparable state statutes with respect to several sites. (See “Legal Proceedings” below.) During the next several years, as remediation of various environmental sites is carried out, the Company expects to spend a significant portion of its $26 million environmental reserve for costs associated with such remediation. The Company anticipates that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Adjustments are made to the reserve based on the Company’s continuing analysis of its share of costs likely to be incurred at each site. Inherent uncertainties exist in these estimates due to unknown conditions at the various sites, changing governmental regulations and legal standards regarding liability, and changing technologies for handling site investigation and remediation. No assurance can be given that the actual costs to investigate and remediate these sites will not exceed the accrued amounts in the environmental reserve. While it is always possible that such an unusual event may occur with respect to a given site and have a material adverse effect on the results of operations in a particular period, in light of the environmental reserve, the Company does not believe that the cost relating to these sites, in the aggregate, are likely to have a material adverse effect on the Company’s financial condition. The sites are primarily associated with divested businesses. It is possible that the Company may also incur future costs relating to sites that are not currently known to the Company or as to which it is currently not possible to make an estimate.

      The Company’s ongoing operations are subject to extensive federal, state, local, and foreign laws, regulations, rules, and ordinances relating to safety, health, and environmental matters (“SH&E Requirements”). The Company has expended considerable sums to construct, maintain, operate, and improve facilities for safety, health and environmental protection and to comply with SH&E Requirements. The Company anticipates spending an estimated $20 to $25 million in capital costs related to environmental protection in fiscal year 2004. This includes a portion of the costs necessary to comply with the new carbon black emissions standards under the Generic Maximum Achievable Control Technology standards applicable to carbon black production, as described more fully below. In recognition of the importance of SH&E Requirements to the Company, in February 1990, the Company’s Board of Directors established a Safety, Health, and Environmental Affairs Committee. The Committee, which is comprised of six non-employee directors and generally meets three times a year, provides oversight and guidance in respect of the Company’s safety, health and environmental management programs and performance. In particular, the Committee reviews the Company’s environmental reserve, risk assessment and management processes, environmental and safety audit reports, performance metrics, performance as benchmarked against industry peer groups, assessed fines or penalties, site security and safety issues, health and environmental training initiatives, and SH&E budget and capital expenditures, and consults with the Company’s outside and internal advisors regarding management of the Company’s safety, health and environmental programs.

      The operation of any chemical manufacturing business as well as the sale and distribution of chemical products involve risks under SH&E Requirements, many of which provide for substantial monetary fines and criminal sanctions for violations. The production and/or processing of carbon black, fumed metal oxides, tantalum, niobium, aerogels and other chemicals involves the handling, manufacture or use of certain substances or components that may be considered toxic or hazardous within the meaning of applicable SH&E Requirements, and certain operations have the potential to cause environmental or other damage as well as injury or death to employees or third parties. The Company could incur significant expenditures in connection with such operational risks. The Company believes that its ongoing operations comply with current SH&E Requirements in a manner that should not materially affect the earnings or cash flow of the Company in an adverse manner. There can be no assurance, however, that significant costs or liabilities will not be incurred with respect to SH&E Requirements and the Company’s operations. Moreover, the Company is not able to predict whether future changes or developments in SH&E Requirements will affect its earnings or cash flow in a materially adverse manner.

      In 1996, the International Agency for Research on Cancer (“IARC”) revised its evaluation of carbon black from Group 3 (insufficient evidence to make a determination regarding carcinogenicity) to Group 2B (known animal carcinogen, possible human carcinogen), based solely on results of studies of female rat responses to the inhalation of carbon black. The Company has communicated this change in IARC’s evaluation of carbon black to its customers and employees and has made changes to its material safety data sheets and elsewhere, as appropriate. The Company continues to believe that available evidence, taken as a whole, indicates that carbon black is not carcinogenic to humans, and does not present a health hazard when handled in accordance with good housekeeping and safe workplace practices as described in the Company’s material safety data sheets. The Company anticipates that IARC will review the classification of carbon black regarding carcinogenicity over the next two years, and as a result, it is possible that IARC could change the classification of carbon black from possible human carcinogen to probable human carcinogen. In the event that IARC does change the classification of carbon black to probable human carcinogen (Group 2A), this change would impose additional labeling and other hazard communication requirements on the Company.

      In October 1999, the California Office of Environmental Health Hazard Assessment (“OEHHA”) published a Notice of Intent to add “carbon black (airborne particles of respirable size)” to its list of chemicals known to the State to cause cancer promulgated pursuant to the California Safe Drinking Water and Toxic Enforcement Act, commonly referred to as Proposition 65. OEHHA stated it was taking this action in light of IARC’s 1996 reclassification of carbon black. Proposition 65 requires businesses to give warnings to individuals before they knowingly or intentionally expose them to chemicals subject to its requirements, and it prohibits businesses from knowingly discharging or releasing the chemicals into water or onto land where they could contaminate drinking water. In February 2003, OEHHA published a notice adding “carbon black (airborne, unbound particles of respirable size)” to the Proposition 65 list. Cabot is working with the International Carbon Black Association (“ICBA”) and various customers and carbon black user groups to comply with the requirements associated with the Proposition 65 listing of carbon black. These requirements become effective in February 2004.

      In April 2002, The Netherlands published the “Dutch Notes on BAT for the Carbon Black Industry” to support the identification of Best Available Techniques (“BAT”) for the European carbon black industry pursuant to European Union (“EU”) Directive 96/61/EEC. BAT Reference Documents, so-called BREF Notes, are being prepared by various EU member countries under the supervision of the Integrated Pollution Prevention and Control Bureau (the “IPPC Bureau”). The Netherlands has taken initial responsibility for preparing a BREF Note for the carbon black manufacturing industry. The proposed BREF Note for the carbon black industry calls for an annual average sulfur content in carbon black feedstock of 0.5% to control sulfur dioxide emissions. If adopted, this could have significant financial effects on the carbon black industry, including the Company, and could cause the Company to experience difficulty obtaining low sulfur feedstock at an acceptable cost for its European operations. The ICBA has proposed a 1.5% annual average. The Dutch BREF Note proposal will be taken up for further review by the IPPC Bureau’s Technical Working Group in 2004. The Company is not able to predict whether this regulatory development in the EU will affect its earnings or cash flow in a materially adverse manner.

      On May 15, 2002, the United States Environmental Protection Agency (“EPA”) signed the final rule amending the Generic Maximum Achievable Control Technology (“MACT”) standards to add National Emissions Standards for Hazardous Air Pollutants (“NESHAP”) for the carbon black production source category (“Carbon Black MACT”) as required under Title III of the Clean Air Act Amendments of 1990.

This new rule was published in the Federal Register on July 12, 2002 and will become effective for carbon black plants located in the United States on July 12, 2005. EPA has identified hazardous air pollutants (“HAPs”) associated with the production of carbon black. The Carbon Black MACT requires 98% elimination of HAPs emissions from process vents on facility main unit filters. This is generally accomplished by combusting the tail gas vented from these filters. The Company estimates that it may be required to expend as much as $20 million in capital improvements by July 12, 2005 to comply with the Carbon Black MACT in connection with three of the Company’s carbon black facilities located in the United States.

      Since the terrorist attacks on September 11, 2001, various U.S. agencies and international bodies have adopted new requirements that impose increased security requirements on certain manufacturing and industrial facilities and locations. The new security-related requirements involve the preparation of security assessments and security plans in some cases and in other cases, the registration of certain facilities with specified governmental authorities. The Company is closely monitoring all security related regulatory developments and believes it is in compliance with all existing requirements. Compliance with such requirements is not expected to have a material adverse effect on the Company’s operations.

Financial Information About Segments, Foreign and Domestic Operations and Export Sales

      Segment financial data are set forth in the Continuing Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and in Note W of the Notes to the Company’s Consolidated Financial Statements, which appear in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2003. A significant portion of the Company’s revenues and operating profits is derived from overseas operations. The profitability of the Company’s segments is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. (See the Geographic Information portion of Note W for further information relating to sales and long-lived assets by geographic area and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.) Currency fluctuations and nationalization and expropriation of assets are risks inherent in international operations. The Company has taken steps it deems prudent in its international operations to diversify against these risks, including the use of foreign currency financial instruments to reduce the risk associated with changes in the value of certain foreign currencies compared to the U.S. dollar. (See the discussion contained in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A below, and Note V of the Notes to the Company’s Consolidated Financial Statements, which appear in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2003.)

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

CHEMICAL BUSINESS

Carbon Black:

Owned — Administrative Offices and Manufacturing Plants:

• Ville Platte, Louisiana

• Centerville, Louisiana
• Billerica, Massachusetts
• Pampa, Texas
• Waverly, West Virginia
• Campana, Argentina
• Altona, Australia
• Loncin, Belgium
• Pepinster, Belgium
• Maua, Brazil
• Sarnia, Canada
• Hong Kong, China*
• Shanghai, China*
• Cartagena, Colombia
• Dukinfield, England
• Stanlow, England
• Berre, France
• Port Jerome, France*
• Hanau, Germany
• Maharashtra, India*
• Cilegon, Indonesia*
• Merak, Indonesia
• Grigno, Italy
• Ravenna, Italy
• Zierbena, Spain*
• Botlek, The Netherlands*
• Leiden, The Netherlands*

Leased — Administrative Offices and Manufacturing Plants:

• Alpharetta, Georgia†

• Leuven, Belgium†
• São Paulo, Brazil
• Shanghai, China
• Stanlow, England
• Suresnes, France
• Mumbai, India
• Jakarta, Indonesia
• Kuala Lumpur, Malaysia
• Barcelona, Spain

Owned — Research and Development Facilities:

• Billerica, Massachusetts

• Pampa, Texas
• Pepinster, Belgium
• Hong Kong, China*

Leased — Research and Development Facilities:

• Port Dickson, Malaysia

Fumed Metal Oxides:

Owned — Administrative Offices and Manufacturing Plants:

• Tuscola, Illinois

• Billerica, Massachusetts
• Midland, Michigan
• Stanlow, England
• Hanau, Germany
• Rheinfelden, Germany
• Zierbena, Spain*

Leased — Administrative Offices and Manufacturing Plants:

• São Paulo, Brazil

• Shanghai, China
• Tokyo, Japan
• Kuala Lumpur, Malaysia
• Barcelona, Spain
• Barry, Wales

Inkjet Colorants:

Owned — Administrative Offices and Manufacturing Plants:

• Billerica, Massachusetts

• Haverhill, Massachusetts
• Stanlow, England

Leased — Administrative Offices and Manufacturing Plants:

• Tokyo, Japan

Aerogels:

Leased — Administrative Offices, Manufacturing Plants and Research and Development Facilities:

• Frankfurt, Germany

Superior MicroPowders:

Leased — Administrative Offices and Research and Development Facilities:

• Albuquerque, New Mexico

SUPERMETALS

Owned — Administrative Offices and Manufacturing Plants:

• Boyertown, Pennsylvania

• Etna, Ohio
• Higashi-Nagahara, Japan*

Leased — Administrative Offices and Manufacturing Plants:

• Columbus, Ohio

• Tokyo, Japan

SPECIALTY FLUIDS

Owned — Administrative Offices and Manufacturing Plants:

• Lac du Bonnet, Canada*

Leased — Administrative Offices and Manufacturing Plants:

• The Woodlands, Texas

• Bergen, Norway
• Kristiansund, Norway
• Aberdeen, Scotland

*	On leased land

†	Shared Service Center for the Chemical Business.

     The Company’s administrative offices are generally suitable and adequate for their intended purposes. Existing and currently planned manufacturing and other facilities of the Company are sufficient to meet the Company’s anticipated requirements for the foreseeable future.

Item 3.     Legal Proceedings

      The Company is a defendant in various lawsuits and environmental proceedings wherein substantial amounts are claimed. The following is a description of the significant proceedings pending as of September 30, 2003, unless otherwise specified.

Environmental Proceedings

      In November 1997, Cabot was sued in the District Court of Potter County, Texas by K N Energy, Inc. (“KNE”) and various related entities for environmental remediation costs at approximately 45 gas plants and compressor stations located in New Mexico, Oklahoma and Texas. In July 1998, an arbitration panel ordered Cabot to pay $3.38 million for past response costs incurred by KNE as well as up to 80% of future groundwater remediation costs at six of the sites as such costs are incurred by KNE. In April 2002, Cabot and Kinder Morgan, Inc. (KNE’s successor), settled all remaining issues with Cabot paying an additional $942,000 and taking remedial responsibility directly at three of the remaining disputed sites. Cabot’s investigations at these three sites are ongoing.

      Beginning in May 1986, the New Jersey Department of Environmental Protection (“NJDEP”) issued directives under New Jersey’s cleanup law to Cabot and a number of other potentially responsible parties (“PRPs”) to fund an investigation for the cleanup of a six-acre site known as the Evor Phillips Site in Old Bridge Township near Perth Amboy, New Jersey (“Site”). Cabot and other PRPs subsequently entered into various Administrative Consent Orders (“ACOs”) with NJDEP to fund and perform various investigations of the Site. Cabot and certain other PRPs also initiated litigation against the current site owner and other parties in the United States District Court for the District of New Jersey to obtain monetary contribution and deed restrictions on the Site. The District Court has approved the imposition of such deed restrictions and the PRPs have received cash settlements from some of the parties. In addition, in April 2002, the PRPs entered into an ACO with the NJDEP to perform further investigation and the final remedy for the Site. The site investigations are ongoing. The Company does not expect to have any significant financial exposure at this site.

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

      Cabot is one of approximately 25 parties identified by EPA as PRPs under the Superfund law with respect to the cleanup of Fields Brook (the “Brook”), a tributary of the Ashtabula River in northeast Ohio. From 1963 to 1972, Cabot owned two manufacturing facilities located beside the Brook. Pursuant to an EPA administrative order, 13 companies, including Cabot, performed the design and other preliminary work relating to remediation of sediment in the Brook and soil in the floodplain and wetlands areas adjacent to the Brook. In 1997, EPA and the companies reached agreement on the remedy for these areas. EPA made certain changes to that remedy in response to its finding low levels of previously undetected radioactive material in the Brook. In addition, EPA’s cost recovery claims have been settled, and the companies have negotiated consent decrees with EPA, the State of Ohio and the Natural Resource Trustees that settle the governments’ claims for past costs and natural resource damages and obligates the companies to implement the agreed remedy. Those consent decrees were entered by the United States District Court for the Northern District of Ohio on July 7, 1999. Remediation of the site was completed in 2003, and the remaining obligations at the site involve operation and maintenance activities.

      During the summer of 1998, Cabot joined a group of companies in forming the Ashtabula River Cooperative Group (“ARCG”), which collectively agreed on an allocation for funding private party shares of a public/private partnership (the Ashtabula River Partnership (the “ARP”)), established to conduct navigational dredging and environmental restoration of the Ashtabula River (the “River”) in Ashtabula, Ohio. The ARP expects to obtain additional funding from both the federal and state governments for the project under the Federal Water Resources Development Act (“WRDA”). In September 1999, the ARP issued a Comprehensive Management Plan (“CMP”) which placed an initial estimate of $42 million on the project. An updated cost estimate for the project of approximately $48 million was released in 2002 by the U.S. Army Corps of Engineers as part of the WRDA process. Under the statutory formula available for funding this project under WRDA, approximately 68% of the project’s cost is to be borne by the federal government, leaving 32% of the cost for non-federal participants. The State of Ohio has pledged a contribution of $7 million to the project, which will reduce the cost to be borne by the non-federal participants. The ARCG expects to be asked to bear a substantial percentage of the remaining costs, of which the Company expects to have a significant share. In addition, the ARCG has received a notice of claim for natural resource damages related to the River and the amount of that claim remains to be negotiated with the Natural Resource Trustees.

      In September 2002, EPA Region III filed three administrative complaints against Cabot under various federal environmental statutes in connection with the Company’s Boyertown, Pennsylvania facility. The complaints related to alleged violations of reporting obligations in connection with two accidental releases of hazardous substances at the Boyertown facility in February and March 2000, and alleged violations of hazardous waste training and storage requirements. EPA sought a total of approximately $170,000 in proposed penalties under those three administrative complaints. Cabot filed answers to the complaints and entered into settlement discussions with EPA in an effort to resolve the allegations raised in the complaints. The matter settled in July 2003 with a civil penalty of approximately $100,000 paid to EPA.

      In 1994, Detrex Chemical Industries, Inc. filed third-party complaints against eight companies, including Cabot, in connection with material allegedly sent to the Koski/ Reserve Environmental Services (“RES”) landfill in Ashtabula, Ohio. Cabot and other third-party defendants filed complaints against five additional companies that sent waste to the site. In May 1998, Cabot and certain other defendants agreed to settle their liability for this matter by agreeing to fund and conduct a portion of the remedy at the landfill site. That remediation is expected to commence in 2004.

      Cabot is the holder of a Nuclear Regulatory Commission (“NRC”) license for certain slag waste material deposited on industrial property on Tulpehocken Street in Reading, Pennsylvania in the late 1960s by a predecessor of Cabot that had leased a portion of the site to process tin slags. The slag material contains low levels of uranium and thorium, thus subjecting it to NRC jurisdiction. Cabot has prepared a site decommis-

sioning plan for the slag material which concludes that the levels of radioactivity in the slag are low enough that the material can be safely left in place and still meet NRC requirements for license termination without restrictions. Cabot’s decommissioning plan proposing this in-place remedy was filed with the NRC in August 1998. The City of Reading and the Reading Redevelopment Authority (the “RRA”) filed requests for a hearing with the NRC concerning Cabot’s decommissioning plan, alleging various deficiencies with the plan. In October 2000, Cabot reached an agreement with the City of Reading and the RRA to settle their claims. In July 2002, the Pennsylvania Department of Environmental Protection (“DEP”) submitted comments to the NRC opposing Cabot’s proposed decommissioning plan claiming that Cabot has not adequately characterized the environmental and health risks associated with the site. Cabot continues to work with the NRC to obtain approval of the decommissioning plan.

      In July 1991, EPA instituted litigation against a number of parties, not including Cabot, seeking to recover its costs incurred in connection with an investigation of the Berks Associates Superfund Site in Douglassville, Pennsylvania. Cabot was joined in this litigation as a third-party defendant. In April 1996, EPA proposed that ten companies, including Cabot, undertake the remaining remediation required at the site and indicated it would be willing to reconsider, to some extent, the remediation technology to be used. After further study, EPA agreed that the alternative remedy proposed by the private parties was feasible. The companies, including Cabot, entered into a Consent Decree concerning implementation of the alternative remedy and payment of certain EPA past costs. During fiscal year 2003, the remedy was completed and approved by the EPA.

      In 1994, EPA issued a Unilateral Administrative Order to Cabot and 11 other respondents pursuant to the Superfund law with respect to the Revere Chemical Site (a/k/a Echo Site) in Nockamixon Township, Bucks County, Pennsylvania (the “Revere Chemical Site”). The order required the respondents to design and implement several remedial measures at the Revere Chemical Site. Cabot responded to EPA’s order by indicating that it should not have been named as a respondent and by raising several objections to the order. Certain other recipients of the order proceeded to conduct and complete the work required by EPA. Cabot entered into a settlement agreement with the performing parties in October 2001 covering response costs at the site, and most of the costs Cabot is obligated to pay under that agreement have been paid. In addition, Cabot entered into a final agreement with the U.S. Department of Justice (“DOJ”) and EPA relating to EPA’s claim that Cabot failed to comply with the EPA order. Pursuant to that agreement, Cabot paid a $75,000 civil penalty to the United States in January 2003.

      The EPA has completed an investigation of certain areas surrounding the Company’s Boyertown, Pennsylvania facility. The investigation was prompted by media reports of complaints by area farmers of health impacts and damage to livestock and crops allegedly associated with emissions from the Boyertown facility. In a report dated November 2000, EPA stated that increased concentrations of some elements in environmental media at locations near the Boyertown site did not pose a health threat to the broad community necessitating a cleanup action by the EPA. The EPA report concluded that EPA could find no relationship between industrial emissions and reported poor farm production and animal health concerns. In November 1999, Cabot received a letter from an attorney representing certain farmers in the area threatening litigation concerning contamination alleged to be caused by the Boyertown plant. In September of 2001, two of the farmers filed suit in Pennsylvania state court alleging damage to their herds. Cabot removed the case to federal court and discovery is ongoing. The Company has filed a motion for summary judgment, which is pending. The Company believes that it has strong defenses against plaintiffs’ claims.

      In January 1999, the French Direction Régionale de L’Industrie, de la Réchérche et de L’Environnement (“DRIRE”) notified Cabot France S.A., a French subsidiary of Cabot, that the DRIRE was investigating groundwater pollution in the Montée des Pins area where Cabot France S.A.’s carbon black plant in Berre l’Etang, France is located. The DRIRE convened meetings of various industries in the area and asked them to work together on a study of area groundwater conditions. Ten companies, including Cabot France S.A., worked together to fund and undertake the initial study requested by the DRIRE. Based on the results of that study, a neighboring company, Shell Oil, appears to be responsible for the existing groundwater contamination, including groundwater contamination under Cabot’s Berre facility. Cabot and the other companies are expecting Shell Oil to assume responsibility for remediating the groundwater conditions in the area. To date,

Shell Oil has only assumed partial responsibility for the groundwater contamination. The DRIRE has not yet taken a position on what level of remediation may be required to address the groundwater conditions.

      Cabot, along with a number of other companies, is a PRP under the Superfund law with respect to the King of Prussia Technical Corp. site in Winslow Township, New Jersey. Work on site remediation was completed several years ago except for ongoing operation and maintenance of groundwater treatment facilities. Cabot and four other companies involved have agreed on the portions of the costs to be borne by each company. In May 2001, the NJDEP informed Cabot, along with the other named parties, that NJDEP has incurred certain unreimbursed response costs at the site. In Spring 2003, Cabot and the other parties agreed in principle with the NJDEP to settle the claim for past costs for approximately $82,000. In addition, the PRP Group has a tentative settlement agreement with NJDEP to resolve a pending natural resource damages claim at this site.

      On June 5, 1999, there was a break in the pipeline used to transport carbon black feedstock from a nearby port to a Ravenna, Italy carbon black facility owned by Cabot Italiana S.p.A., a wholly-owned subsidiary of Cabot. The break was in a portion of the pipeline adjacent to a neighboring industrial facility. As a result, a substantial amount of carbon black feedstock was released at the neighboring facility. An expert for the public prosecutor in Ravenna has completed an initial investigation of the facts of the spill. He has concluded that the pipeline was damaged from drilling activity conducted by a third party, and that Cabot is not responsible for causing the spill. In the interim, the Company undertook emergency remediation efforts immediately following the spill. Claims have been asserted against the Company by the owner of the facility where the spill occurred and by the owners of a sewer system into which some of the oil flowed. In addition, the Company has asserted a claim against the third parties that caused the spill. The municipal environmental authorities issued an order to the Company and the parties who damaged the pipeline ordering them to undertake further activities to address conditions caused by the spill. The Company and the other parties have challenged issuance of the order, and the administrative courts in Italy are hearing the matter. The parties, including the Company, have entered into an agreement to fund most of the activities required by the administrative order, and work under that agreement is proceeding. As of September 2003, the Company has spent approximately $6.5 million in connection with this spill. The Company has notified its insurers about the spill and has received reimbursement from them for a substantial portion of those costs. At this point, the Company does not know the likely course that legal proceedings will take, and does not have an estimate of the costs that the Company will ultimately bear.

      Cabot has received various requests for information and notifications that it may be a PRP at several other Superfund sites.

      As of September 30, 2003, approximately $26 million was reserved for environmental matters by the Company. This amount represents the Company’s current best estimate of costs likely to be incurred for remediation based on its analysis of the extent of cleanup required, alternative cleanup methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site.

Other Proceedings

      The Company has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corpration (“AO”) in an April 1990 asset transaction. The subsidiary disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (1) AO’s insurance coverage for the period prior to the acquisition, and (2) a former owner’s indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982. Generally, these respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that were negligently designed or labeled.

      Neither the Company, nor its past or present subsidiaries, at any time manufactured asbestos or asbestos-containing products. Moreover, not every person with exposure to asbestos giving rise to an asbestos claim used a form of respiratory protection. At no time did AO’s respiratory product line represent a significant portion of the respirator market. In addition, other parties, including AO, AO’s insurers, and another former owner and its insurers (collectively, the “Payor Group”), are responsible for significant portions of the costs of these liabilities, leaving the Company’s subsidiary with a portion of the liability in only some of the pending cases.

      The Company’s subsidiary disposed of the business in July 1995 by transferring it to a newly-formed joint venture called Aearo Corporation (“Aearo”) and retaining an equity interest in Aearo. The Company agreed to have its subsidiary retain liabilities allocable to respirators used prior to the 1995 transaction so long as Aearo pays the Company an annual fee of $400,000. Aearo can discontinue payment of the fee at any time, in which case it will assume the responsibility for and indemnify the Company against the liabilities allocable to respirators manufactured and used prior to the 1995 transaction. The Company has no liability in connection with any products manufactured by Aearo after 1995. Between July 1995 and September 30, 2001, the Company’s total costs and payments in connection with these respirator liabilities did not exceed the total amounts received from Aearo. Because of the significant increase in claims filed against AO beginning in calendar year 2001, since September 30, 2001, Cabot’s total costs and payments in connection with these liabilities have exceeded the amount it has received from Aearo. In August 2003, the Company and its subsidiary sold all of the subsidiary’s equity interest in Aearo for approximately $35 million. This sale did not alter the arrangements described above.

      As of December 31, 2002, there were approximately 50,000 claimants in pending cases asserting claims against AO in connection with respiratory products. As of September 30, 2003 there were approximately 87,000 claimants. A large portion of the new claims since January 1, 2003 have been filed in Mississippi and appear to have been prompted by changes in Mississippi’s state procedural laws which caused claimants to file their claims prior to the effective date of these changes. Cabot has contributed to the costs of a percentage of, but not all, pending claims depending on several factors, including the period of alleged product use.

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

      Previous to June 2003, given the uncertainties of the settlement with the Payor Group, the complexity of Cabot’s contractual indemnity obligations and the unusual increase in the number of claims in certain jurisdictions that appears to have resulted from changes in state procedural laws, Cabot did not believe it was able to reasonably estimate a range of possible loss for future claims. As members of the Payor Group had not yet reached an acceptable settlement, Cabot, through its outside legal advisors, retained the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading expert, to assist Cabot in calculating its estimated share of liability with respect to existing and future respirator liability claims. The methodology developed by HR&A addresses the complexities surrounding Cabot’s potential liability by making assumptions about future claimants with respect to periods of asbestos exposure and respirator use. Using those and other assumptions, HR&A estimated the number of future claims that would be filed and the related costs that would be incurred in resolving those claims. On this basis, HR&A then estimated the net present value of the share of these liabilities that reflected Cabot’s actual contractual obligations assuming that all other members of the Payor Group meet their obligations. Based on the HR&A estimates, Cabot recorded a $20 million reserve during the third quarter of fiscal year 2003 to cover its share of liability for existing and future respirator liability claims. This reserve remained unchanged at September 30, 2003.

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

      On July 29, 2002, AVX Corporation commenced an action against the Company in the United States District Court for the District of Massachusetts. The complaint involved a tantalum supply agreement between the Company and AVX, one of the Company’s tantalum customers, and alleged unfair and deceptive trade practices, breach of contract and other related matters. This action was dismissed on procedural grounds during fiscal year 2003. In connection with the dismissal, the Company filed an action against AVX in the Business Litigation Section of the Superior Court of Massachusetts seeking a declaratory judgment as to the validity of the supply agreement, as well as a declaration that Cabot is not in breach of an alleged prior agreement, and that Cabot did not engage in unfair and deceptive trade practices. Cabot filed a motion for summary judgment in this matter in October 2003. AVX continues to purchase product in accordance with the terms of its contract during the dispute.

      In November 2002, United States and European antitrust authorities initiated a joint investigation into possible price-fixing within the carbon black industry. As part of this investigation, European antitrust authorities reviewed documents at the Company’s offices in Suresnes, France, and United States authorities contacted Cabot’s Boston, Massachusetts headquarters. Neither the Company nor any of its employees has been charged with any wrongdoing. These types of proceedings are typically lengthy, and Cabot has no way to predict when there will be a resolution.

      During fiscal year 2003, the Company, Phelps Dodge Corporation, Columbian Chemicals Co., Degussa Engineered Carbons, LP, Degussa AG, and Degussa Corporation (referred to collectively as the “Defendants”), were named in fifteen antitrust lawsuits filed in several federal district courts, one of which has been dismissed. The complaints have been filed by the plaintiffs on their own behalf and on behalf of all individuals or entities who purchased carbon black in the United States directly from the Defendants from approximately 1999 until the present (the “Period”) and allege that the Defendants conspired to fix, raise, maintain or stabilize prices for carbon black sold in the United States during the Period. The plaintiffs seek treble damages in an unspecified amount and attorneys’ fees. In August 2003, the pending federal cases were consolidated by a multi-jurisdictional panel and transferred to the federal court for the District of Massachusetts. Discovery is ongoing in these matters. Cabot believes it has strong defenses to all of these claims, which it intends to assert vigorously.

      The Company and certain other companies have also been named in nine actions filed in Superior Court of the State of California on behalf of a purported class of indirect purchasers of carbon black in the state of California from as early as November 1998 to the present. Included in the nine actions are the following actions filed during and subsequent to the fiscal quarter ended September 30, 2003: Manning v. Cabot Corp., Cory v. Cabot Corp., and Bookman Press v. Cabot Corp., each of which was filed in the Superior Court of the State of California (City and County of San Fransisco). Each of these complaints assert violations under California law for conduct that is similar to what is alleged in the federal complaints described above. The California complaints also seek treble damages in an unspecified amount and attorneys’ fees. In December 2003, the eight cases that were filed during the 2003 fiscal year were coordinated in the Superior Court of the State of California (City and County of San Fransisco). Cabot believes it has strong defenses to all of these claims, which it intends to assert vigorously.

      Subsequent to the end of the fiscal year ended September 30, 2003, the Company and certain other companies have also been named in the following civil antitrust actions: Vichreva v. Cabot Corp., filed in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida; and Weaver v. Cabot Corp., filed in the County of Buncombe, Superior Court Division of the State of North Carolina. These complaints assert violations under Florida and North Carolina law, respectively, for conduct that is similar to what is alleged in the federal complaints, and seek treble damages in an unspecified amount and attorneys’ fees. Cabot believes it has strong defenses to all of these claims, which it intends to assert vigorously.

      Cabot is a party to several pending actions in connection with its discontinued beryllium operations. Cabot entered the beryllium industry through an acquisition in 1978. It ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of Cabot’s former beryllium business was sold to NGK Metals, Inc. in 1986. During the last several years, several individuals who have resided or worked for many years in the immediate vicinity of Cabot’s former beryllium facility located in Reading, Pennsylvania have brought suits against Cabot and NGK for personal injury allegedly caused by beryllium particle emissions produced at that facility. Cabot prevailed on summary judgment in six of these cases. All six cases have been appealed by the plaintiffs to the Court of Appeals for the Third Circuit and in December, 2003, the Third Circuit reversed the federal District Court’s dismissal in three of these cases, while affirming its judgment in one of them. Cabot is seeking re-hearing by the Third Circuit in connection with its decision. Should re-hearing not be granted, these three cases will be returned to the District Court for trial. Very recently, a large number of individuals and their spouses have asserted claims, now pending in 34 separate Pennsylvania state court actions, for person injury and/or medical monitoring. These plaintiffs allege contact with beryllium in various ways, including residence or employment in the area surrounding the Reading facility, employment at the Reading facility or contact with individuals who worked at the Reading facility. Discovery is underway in these cases.

      There are also seven beryllium product liability cases pending in state courts in California, Florida and New York. Four cases pending in state court in California are stayed until February 2004, pending beryllium sensitization testing of a group of additional potential plaintiffs. The matter in Florida has been scheduled for trial in July 2004, and discovery is ongoing. Discovery is ongoing in the two matters pending in New York, and Cabot anticipates filing motions for summary judgment there in the future.

      In 2000, individuals who reside within a 6-mile zone surrounding the Reading facility filed a purported class action in Pennsylvania state court seeking the creation of a trust fund to pay for the medical monitoring of the surrounding resident population. Class certification was denied and the plaintiffs have appealed.

      The Company believes it has valid defenses to all of these beryllium actions and will assert them vigorously in the various venues in which claims have been asserted. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of these matters. Moreover, federal legislation creating a federally funded compensation scheme for beryllium workers injured or otherwise requiring medical screening or testing may well affect certain of these pending beryllium cases.

      The Company has various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business, including a number of claims asserting premises liability for asbestos exposure. In the opinion of the Company, although final disposition of all of its suits and claims may impact the Company’s financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on the Company’s financial position. (See Note U of the Notes to the Company’s Consolidated Financial Statements, which appear in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2003.)

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Executive Officers of the Registrant

      Set forth below for each person who was an executive officer of Cabot at the end of the 2003 fiscal year, is information, as of November 30, 2003, regarding his age, position(s) with Cabot, the periods during which he served as an officer and his business experience during at least the past five years:

Name	Age	Offices Held/Business Experience	Dates Held

Brian A. Berube	41	Cabot Corporation Vice President and General Counsel Vice President and Business General Counsel Deputy General Counsel Counsel	March 2003 to present March 2002 to March 2003 June 2001 to March 2002 September 1994 to June 2001
William J. Brady	42	Cabot Corporation Executive Vice President General Manager, Carbon Black Vice President General Manager, Fumed Metal Oxides General Manager, Special Blacks	March 2003 to present July 2003 to present March 1997 to July 2003 January 2000 to July 2003 July 1996 to January 2000
Kennett F. Burnes	60	Cabot Corporation Chairman of the Board President Chief Executive Officer Chief Operating Officer Executive Vice President	May 2001 to present February 1995 to present March 2001 to present March 1996 to March 2001 October 1988 to February 1995
Eduardo E. Cordeiro	36	Cabot Corporation Vice President General Manager, Fumed Metal Oxides Corporate Controller Director, Finance and Investor Relations Manager, Corporate Planning and Development	March 2003 to present July 2003 to present March 2002 to July 2003 January 2000 to March 2002 July 1998 to January 2000
Paul J. Gormisky	50	Cabot Corporation
Vice President, Corporate Planning
Vice President and Chief Financial Officer,
  Global Manufacturing
Vice President and Asia Pacific General Manager
Vice President, Corporate Controller and Chief
  Accounting Officer
Vice President and Director of Finance for
		Carbon Black	March 2000 to present July 1998 to March 2000 January 1997 to July 1998 March 1995 to January 1997 February 1994 to March 1995
Thomas H. Odle	45	Cabot Corporation Vice President General Manager, Cabot Supermetals	March 1997 to present October 1996 to present
John A. Shaw	55	Cabot Corporation Executive Vice President and Chief Financial Officer	January 2002 to present
		Dominion Resources Senior Vice President Financial Management, Dominion Energy Senior Vice President and Chief Financial Officer, Virginia Power	June 1999 to December 2001 March 1998 to June 1999
		ARCO Chemical Company Vice President, Financial Services Vice President and Controller	1997 to 1998 1995 to 1996

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Cabot’s Common Stock is listed for trading (symbol CBT) on the New York, Boston, and Pacific stock exchanges. As of September 30, 2003, there were approximately 1,500 holders of record of Cabot’s Common Stock. The price range in which the stock has traded, as reported on the composite tape, and the quarterly cash dividends for the past two years are shown below.

Stock Price and Dividend Data

	December	March	June	September	Year

Fiscal 2003
Cash dividends per share	$0.13	$0.13	$0.13	$0.15	$0.54
Price range of Common Stock:
High	$27.59	$26.80	$30.34	$30.80	$30.80
Low	$19.45	$20.80	$23.00	$24.92	$19.45
Close	$26.54	$23.86	$28.70	$28.51	$28.51

	December	March	June	September	Year

Fiscal 2002
Cash dividends per share	$0.13	$0.13	$0.13	$0.13	$0.52
Price range of Common Stock:
High	$42.24	$37.22	$36.75	$28.74	$42.24
Low	$31.00	$30.60	$22.95	$20.50	$20.50
Close	$35.70	$36.85	$28.65	$21.00	$21.00

Item 6.	Selected Financial Data

Cabot Corporation Selected Financial Data

	Years Ended September 30,

	2003	2002	2001	2000	1999

	(Dollars in millions, except per share amount)
Financial Highlights
Net sales and other operating revenues	$1,795	$1,557	$1,670	$1,574	$1,405

Income from continuing operations	$75	$105	$121	$108	$82

Long-term debt	$516	$495	$419	$329	$419
Minority interest	40	35	27	31	32
Stockholders’ equity	1,079	977	950	1,047	706

Total capitalization	$1,635	$1,507	$1,396	$1,047	$1,157

Total assets	$2,308	$2,077	$1,939	$2,161	$1,866

Income from continuing operations per common share:
Basic	$1.24	$1.74	$1.89	$1.65	$1.24
Diluted	$1.08	$1.48	$1.62	$1.46	$1.11
Cash dividends (declared and paid)	$0.54	$0.52	$0.48	$0.44	$0.44

Weighted average common shares outstanding in millions (diluted)	70	71	74	73	73

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Factors that May Affect Future Results and Forward-Looking Statements

      This report on Form 10-K contains “forward-looking statements” based on Cabot’s current expectations, assumptions, estimates and projections about Cabot’s businesses and the industries in which it operates. These forward-looking statements include statements relating to Cabot’s expected financial position, business, business prospects, revenues, working capital, liquidity, management’s projections and expectations of future profits, the possible achievement of Cabot’s financial goals and objectives, management’s expectations for shareholder value creation initiatives, product development programs, environmental matters and the outcome of legal proceedings. From time to time, Cabot also provides forward-looking statements in other materials it releases to the public and in oral statements made by authorized officers.

      Forward-looking statements may be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future,” “intends” and similar expressions whether in the negative or affirmative. These statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions, and other factors, some of which are beyond Cabot’s control and difficult to predict. If known or unknown risks materialize, or should underlying assumptions prove inaccurate, Cabot’s actual results could differ materially from past results and from those expressed or forecasted in the forward-looking statements.

      Cabot undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures Cabot makes on related subjects in its 10-Q and 8-K reports filed with the Commission.

      Also note that, as permitted by the Private Securities Litigation Reform Act of 1995, Cabot provides the following cautionary discussion of risks and uncertainties relevant to Cabot’s businesses. These are factors that, individually or in the aggregate, Cabot believes could cause its actual results to differ materially from expected or historical results. It is not possible, however, to predict or identify all such factors. Accordingly, investors should not consider the following to be a complete discussion of all potential risks or uncertainties.

•	Demand for Cabot’s products on a worldwide basis could affect Cabot’s future performance. The Company’s key customers in mature carbon black markets such as North America and Europe continue to shift their manufacturing capacity from those regions to developing regions such as China, South America and Eastern Europe. Although the Company is responding to meet these market demand conditions, there is no assurance that the Company will be successful. Similarly, demand for Cabot’s customers’ products and Cabot’s competitors’ reactions to market conditions could affect the Company’s results.

•	Cabot’s Chemical Business is sensitive to industry capacity utilization. As a result, pricing tends to fluctuate when capacity utilization changes occur within the industry in which Cabot’s Chemical Business operates, which could affect the Company’s financial performance.

•	The Company’s success in strengthening relationships and growing business with its largest customers and retaining their business over extended time periods could affect the Company’s future results. Five major tire and rubber customers, one silicone customer, three capacitor materials customers and one microelectronics customer represent a material portion of Cabot’s total net sales and operating revenues. In fiscal year 2003, sales to Goodyear Tire and Rubber Company by Cabot’s Chemical Business amounted to 11% of Cabot’s consolidated revenues. The loss of one of these customers could adversely affect the Company’s financial condition and results of operations until such business is replaced. In addition, any deterioration of the financial condition of any of the Company’s customers that impairs their ability to make payments to the Company could affect the Company’s future results and financial condition.

•	A material portion of the Company’s sales are made to customers under long-term contracts. The loss of any of these customer contracts could increase the volatility of the Company’s business results.

•	The cost, availability and quality of raw materials affect the Company’s results. Dramatic increases in such costs or decreases in the availability of raw materials could have an adverse effect on the Company’s results of operations. For example, if proposed environmental regulations applicable to the European carbon black industry that call for a reduction in the annual average sulfur content in carbon black feedstock are adopted, the Company may experience some difficulty obtaining low sulfur feedstock at an acceptable cost for its European operations.

•	Cabot has manufacturing and marketing operations throughout the world, with approximately 63% of its revenues attributable to sales outside the United States. Cabot is thus exposed to certain risks, including fluctuations in currency exchange rates and political or country risks inherent in doing business in some countries. The political risks may include actions of governments (especially newly appointed governments), importing and exporting issues, contract loss and asset abandonment. In particular, the Company’s business could be affected by political uncertainty within the Asia Pacific and Latin American regions. The Company considers these currency and political risks carefully in connection with its investment and operations activities. (See “Item 7A — Quantitative and Qualitative Disclosures About Market Risk” and Note V of the Notes to the Company’s Consolidated Financial Statements for more information about foreign currency risk.) The risk management discussion included under Item 7A and estimated amounts generated from the analyses are forward-looking statements of market risk, assuming certain adverse market conditions occur. Actual results in the future may differ materially from those projected results due to developments in the global financial markets. The methods used by Cabot to assess and mitigate risks should not be considered projections of future events or losses.

•	Cabot has undertaken and will continue to undertake cost reduction initiatives and organizational restructurings to improve performance and generate cost savings. There can be no assurance that these will be completed as planned or that the estimated cost savings from such activities will be realized.

•	The Company’s strategic focus is on optimizing its core businesses and investing the cash and intellectual resources they generate in developing new businesses. There can be no assurance that the investments in these new businesses will result in a proportional increase in revenues. In addition, the timely commercialization of products under development by Cabot, which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from experimental scale to commercial scale, could affect Cabot’s future results.

•	Cabot’s facilities and businesses are subject to complex safety, health and environmental requirements. Cabot spends, and will continue to spend, significant amounts to comply with such requirements, which could adversely affect Cabot’s profitability.

•	As more fully described in “Item 1 — Safety, Health and Environment,” Cabot has been named as a potentially responsible party under the U.S. Superfund law and comparable state statutes with respect to several sites. During the next several years, as remediation of various environmental sites is carried out, Cabot expects to spend a significant portion of its environmental reserve for costs associated with such remediation. Cabot anticipates that the expenditures at these Superfund sites will be made over a number of years, and will not be concentrated in any one year. However, Cabot may also incur future costs relating to sites that are not currently known to it or as to which it is currently not possible to make an estimate.

•	As described in “Item 1 — Safety, Health and Environment,” since the mid-1990s, various state, federal and foreign agencies have taken actions to address concerns that carbon black might be carcinogenic. The Company expects the International Agency for Research on Cancer (“IARC”) to review the classification of carbon black regarding carcinogenicity over the next two years, and as a result, it is possible that IARC could change the classification of carbon black from possible human carcinogen to probable human carcinogen. In the event IARC does change the classification of carbon black to probable human carcinogen (Group 2A), additional labeling and other hazard communication requirements would be imposed on the Company. In addition, there could be other consequences resulting from a change in IARC’s classification of carbon black to Group 2A which could have a material adverse effect on the Company’s carbon black business.

•	As more fully described in “Item 3 — Legal Proceedings,” the Company is a party to or the subject of lawsuits, claims, investigations, and proceedings, including those involving contract, environmental, antitrust, health and safety, and employment matters as well as product liability and personal injury claims relating to asbestosis, silicosis and berylliosis. Adverse rulings, judgments or settlements in pending or future litigation (including carbon black antitrust claims and liabilities associated with respirator claims) or the outcome of pending governmental investigations (including investigations of the carbon black industry by European antitrust authorities) could cause the Company’s results to differ materially from those expressed or forecasted in any forward-looking statements.

•	The Company owns and is a licensee of various patents covering many of its products, as well as processes and product uses. Nonetheless, there is no assurance that the Company will not be subject to claims that its products, processes or product uses infringe the intellectual property rights of others. These claims, even if they are without merit, could be expensive and time consuming to defend and if the Company were to lose such claims, it could be subject to injunctions or damages or be required to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available to the Company on acceptable terms or at all.

•	In addition to the factors described above, the following other factors, among others, could affect Cabot’s future performance and cause its actual results to differ materially from those expressed or implied by any forward-looking statements: changes in the rate of economic growth in the United States and other major international economies; changes in trade, monetary and fiscal policies throughout the world; fluctuations in interest rates; stock market conditions; acts of war and terrorist activities; and the impact of global health and safety concerns on economic conditions and market opportunities.

I.     Critical Accounting Policies

      The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results of operations and that require management to make estimates about matters that are highly uncertain. On an ongoing basis, the Company evaluates its policies and estimates. The Company bases its estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition and Accounts Receivable

      The Company primarily derives its revenue from the sale of specialty chemicals, tantalum and related products and cesium formate. Other operating revenues include tolling, services and royalties received for licensed technology. The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, which establishes the criteria that must be satisfied before revenue is realized or realizable and earned.

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

      The Company prepares its estimates for sales returns and allowances, discounts, and rebates quarterly based primarily on historical experience updated for changes in facts and circumstances, as appropriate. The Company offers its customers cash discounts and volume rebates as sales incentives. The discounts and rebates are recorded as a reduction of sales at the time revenue is recognized. Rebates that are earned over a period of time are recorded based on the estimated amount to be earned, which is reviewed periodically. A provision for sales returns and allowances is recorded at the time of sale based on historical experience as a reduction of sales. If actual future results vary, the Company may need to adjust its estimates, which could have a material impact on earnings in the period of adjustment.

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required, which could materially affect future earnings. As of September 30, 2003, the allowance for doubtful accounts was $3 million.

Inventory Valuation

      The cost of most raw materials, work in process, and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $71 million higher as of September 30, 2003. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.

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

Valuation of Long-Lived Assets

      The Company’s long-lived assets include property, plant, equipment, long-term investments, goodwill and other intangible assets. The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An asset impairment is recognized when the carrying value of the asset, excluding goodwill, is not recoverable based on the undiscounted estimated cash flows. The Company’s estimates reflect management’s assumptions about selling prices, production and sales volume, costs, and market conditions over an estimate of the remaining operating period. If an impairment is indicated, the asset is written down to the estimated fair value. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when Cabot abandons the asset.

      The Company performs an annual impairment test for goodwill in accordance with Statement of Financial Accounting Standard (“FAS”) No. 142. The fair value of the assets including goodwill balances is based on discounted estimated cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates, capital expenditures, discount rates, and market conditions over an estimate of the remaining operating period. If an impairment exists, a loss to write down the value of goodwill is recorded.

Environmental Costs

      The Company accrues environmental costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. When a single liability amount cannot be reasonably estimated, but a range can be reasonably estimated, the Company accrues the amount that reflects its best estimate within that range or the low end of the range if no estimate within the range is better. The amount accrued reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. A portion of the reserve for environmental matters is recognized on a discounted basis. The availability of new information, changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in applicable government laws and regulations could result in higher or lower costs. The Company does not reduce its estimated liability for possible recoveries from insurance carriers. Proceeds from insurance carriers are recorded when realized by the receipt of cash or a contractual agreement. As of September 30, 2003, the Company had $26 million reserved for various environmental matters.

Pensions and Other Postretirement Benefits

      The Company maintains both defined benefit and defined contribution plans for its employees. In addition, the Company provides certain health care and life insurance benefits for retired employees. The costs and obligations related to these benefits reflect the Company’s assumptions concerning the general economic conditions, including interest rates, expected return on plan assets, and the rate of compensation increases for employees. Projected health care benefits reflect the Company’s assumptions about health care cost trends. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease. Actual results that differ from the assumptions are generally accumulated and amortized over future periods and therefore affect the recognized expense and recorded obligation in such future periods.

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

Income Taxes

      The Company estimates its income taxes in each jurisdiction that imposes a tax on its income. This process involves estimating the tax exposure for differences between actual results and estimated results. The Company has filed its tax returns in accordance with its interpretation of each jurisdiction’s tax laws and has established reserves for potential differences in interpretation of those laws. In the event that actual results are significantly different from these estimates, the Company’s provision for income taxes could be significantly impacted.

II.     Results of Operations

      Cabot Corporation and its subsidiaries (the “Company” or “Cabot”) are organized into three reportable segments: the Chemical Business, Supermetals (“CSM”), and Specialty Fluids (“CSF”). The Chemical Business is primarily comprised of the carbon black, fumed metal oxides, inkjet colorants, and aerogels product lines.

      The following discussion of results includes diluted earnings per share, segment sales, and segment operating profit before taxes (“PBT”). Segment PBT is used by Cabot to measure the Company’s consolidated operating results and assess segment performance. The following discussion has been prepared on a basis consistent with segment reporting as outlined in Note W of the consolidated financial statements. (Refer to Note W of the consolidated financial statements for a definition of segment PBT and additional segment information.)

      The following analysis of financial condition and operating results should be read in conjunction with Cabot’s consolidated financial statements and accompanying notes. Unless a calendar year is specified, all references to years in this discussion are to Cabot’s fiscal years ended September 30.

      Net sales and operating profit before taxes by segment are shown in Note W of the consolidated financial statements.

Overview

      Cabot reported diluted earnings per share of $1.14, $1.50, and $1.66 in 2003, 2002, and 2001, respectively. For 2003, the $1.14 amount included $0.67 per diluted share for certain items and discontinued operations, as detailed in the Company Summary section that follows, compared to the $1.50 amount, which included $0.16 per diluted share for certain items and discontinued operations in 2002. For 2001, $1.66 in earnings included $0.16 per diluted share for certain items and discontinued operations. Charges from certain items are detailed in the Company Summary section below.

      The Chemical Business operated in a difficult environment throughout 2003. Raw material costs remained high and low industry capacity utilization levels resulted in decreased margins compared to 2002 due to competitive price pressure in the non-contracted business. Slightly higher volumes, positive currency translations to U.S. dollars, and lower inventory costs partly offset the impact of lower margins. Supermetals’ volumes were higher than 2002 due to the resolution of customer contract disputes. CSM average prices were flat as improved product mix was offset by reduced prices in Asia and lower contract prices. Improved manufacturing utilization positively impacted results in CSM. Cabot Specialty Fluids’ sales decreased compared to 2002 due to lower North Sea drilling activity.

      In 2002, weak economic conditions persisted through much of the year, resulting in flat volumes, lower pricing, and compressed margins in the Chemical Business compared to 2001. The Chemical Business received some benefit from decreased feedstock costs and positive currency translations. In total, however, pricing declines exceeded raw material cost reductions. As a result of contract disagreements with certain tantalum customers, CSM experienced lower volumes compared to 2001. These negative impacts were offset by improved contract related pricing and reduced tantalum ore costs. CSF continued to gain market acceptance and experienced slightly higher volumes and increased pricing.

      Cabot’s sales for 2003, 2002 and 2001 were $1,795 million, $1,557 million and $1,670 million, respectively. In 2003, increased pricing for the contracted portion of the carbon black business, increased volumes for CSM, and favorable foreign exchange rates contributed to a $238 million increase in sales. In 2002, decreased pricing for the carbon black business and decreased volumes in CSM resulted in a $113 million sales decline from 2001.

Percentage of Total Sales

	2003	2002	2001
Segment Sales
Chemical Business	77%	79%	79%
Supermetals	22%	19%	20%
Specialty Fluids	1%	2%	1%

	2003	2002	2001
Sales by Geographic Region
North America	38%	42%	47%
Europe	31%	31%	31%
South America	7%	6%	7%
Asia Pacific	24%	21%	15%

Continuing Operations

Chemical Business: carbon black, fumed metal oxides, inkjet colorants, and aerogels

	Segment Sales	Segment PBT

(Dollars in millions)
2003	$1,371	$88
2002	1,217	101
2001	1,301	121

      Sales for the Chemical Business were $1,371 million in 2003, compared with $1,217 million in 2002 and $1,301 million in 2001. In 2003, sales increased 13%, primarily as a result of increased pricing on long-term carbon black contract business due to higher raw material costs, as well as positive currency translation, and slightly higher volumes over 2002. Segment PBT decreased 13%, from $101 million in 2002 to $88 million in 2003, primarily due to $34 million of lower operating margins. The lower margins were due to a combination of rising raw material costs ($91 million) and the Company’s inability to increase prices in the non-contract business during this period of low industry capacity utilization. In addition, the Chemical Business PBT declined due to an $11 million increase in aerogel costs associated with refining the manufacturing process and developing commercial markets for this emerging business. These declines were partially offset by favorable foreign exchange ($15 million) and lower inventory costs ($23 million). In 2002, sales decreased 6% compared to 2001, primarily as a result of lower pricing on flat volume. Segment PBT decreased 17%, from $121 million in 2001 to $101 million in 2002, largely as the result of reduced pricing on contract business, which was more than the benefit from lower raw material costs.

      Carbon black sales, which comprise the majority of the sales in the Chemical Business segment, improved 13% from 2002 due to contract related price increases and positive currency translation. Globally, carbon black volumes increased slightly (1%). Volumes decreased in North America and Europe, but improved in Asia Pacific and South America due to a combination of regional specific growth and tire capacity migrating to these lower cost regions. Strengthened demand in Asia Pacific, particularly in China, resulted in a 21% improvement in volumes for the region. Carbon black PBT decreased by 7% compared to 2002, due primarily to lower unit margins as price increases were insufficient to offset higher feedstock costs. Lower inventory costs and positive currency translation, primarily from the strengthening Euro, partially offset the impact of the margin decline.

      In 2003, the fumed metal oxides business experienced an overall volume increase (5%) with improvement in all market sectors. Lower feedstock, administrative and inventory costs more than offset lower prices in the niche markets and an unfavorable regional sales mix. The profitability of the fumed metal oxide business increased 20% from 2002.

      The inkjet colorants business continues to gain market acceptance with OEM and after-market customers. Sales revenue increased 55% from 2002 due to an increase in the installed base of printers using pigment technology as well as higher acceptance of non-OEM branded cartridges. The positive revenues were partly offset by higher research and development costs associated with the pursuit of new OEM platforms and the advancement of color pigment technology.

      In 2003, the aerogels business increased its spending by $11 million to refine the unique manufacturing process at its semi-works facility and continue to develop commercial markets. During the year, the business completed four commercial translucent panel projects.

Outlook for 2004

      The Company remains cautious regarding the business outlook for the Chemical Business. The uncertainty is based on downward pricing pressure due to competition in the non-contracted business combined with increasing raw material costs which make it difficult to maintain margin levels. Carbon black continues to have low industry capacity utilization and increasing migration of tire customers to lower cost regions, which has led to the closure of Cabot’s carbon black plant in Zierbena, Spain and a carbon black production line in West Virginia. It is unclear whether carbon black margins will improve as the economy recovers and as the migration of tire manufacturing continues to low cost regions. In addition, by July, 2005 the Chemical Business may incur additional expenditures of as much as $20 million for capital improvements of its carbon black facilities located in the United States that will be required in order to reduce emissions of hazardous air pollutants as required by the EPA’s final rule amending the Generic Maximum Achievable Control Technology standards. The Company will diligently manage its cost structure and capacity in an effort to mitigate the impact of these issues.

      Carbon black is expected to obtain fixed cost savings through leveraged purchasing, shared services and the closure of the Zierbena, Spain plant. Fumed metal oxides is expected to improve as volumes increase with the economic recovery and the business focuses on reducing costs, which could be offset by strong competition in the niche markets. The inkjet business should continue to expand OEM and aftermarket sales, which will be offset by increased research and development costs.

Supermetals Business

	Segment Sales	Segment PBT

(Dollars in millions)
2003	$390	$109
2002	301	79
2001	329	78

      Supermetals sales were $390 million in 2003, compared with $301 million in 2002 and $329 million in 2001. Segment PBT for CSM was positively impacted in 2003 by the resolution of contract disputes relating to tantalum supply and strong intermediate product sales. The resolution of the tantalum supply contract disputes stabilized the business and contributed to a 25% increase in powder volumes in 2003 compared to 2002. Improved CSM manufacturing utilization and lower research and development costs contributed significantly to the higher results. As a result of recognizing revenue under certain contracts on an estimated average selling price basis over the lives of the contracts, the Company deferred $8 million of revenue and profit in fiscal 2003 to future periods extending through 2006. A legal dispute continues with one customer, AVX Corporation (“AVX”), in connection with its tantalum supply agreement. However, AVX continues to purchase product in accordance with the terms of its contract.

Outlook for 2004

      The Supermetals Business PBT is expected to decline to a level below $79 million primarily due to the expiration of contracted obligations for the sale of intermediate products. The outlook for the electronics industry is still uncertain, but the Company believes that inventory in the supply chain is approaching normal levels. CSM believes it is well positioned for a long-term turnaround in the electronics sector due to its tantalum ore supply contracts and the available capacity at its two manufacturing facilities.

Specialty Fluids Business

	Segment Sales	Segment PBT

(Dollars in millions)
2003	$20	$(3)
2002	28	2
2001	27	0

      Specialty Fluids sales in 2003 were $20 million versus $28 million in 2002 and $27 million in 2001. The 29% decline in sales from 2002 to 2003 was due to a slowdown in drilling activity in the North Sea and the revenue associated with the jobs completed, which resulted in an operating loss for the year. Improvements in cesium formate production costs partly offset the impact of the lower volumes. Since CSF’s formation, cesium formate has been successfully used in 72 oil and gas well completions and drill-in applications.

Outlook for 2004

      Specialty Fluids is expected to improve as a result of the Company’s supply arrangement for two large gas and condensate field projects being developed by Statoil, which the Company believes should lead to the use of Cabot’s fluids in a significant number of those drilling and completion projects over the next several years. The outlook for increased drilling activity in the North Sea is still uncertain, however, the Company is actively pursuing business in other regions to expand its geographical presence.

Company Summary

Income from Continuing Operations

      Income from continuing operations before income taxes was $94 million in 2003, a 30% decline from $134 million in 2002. In 2001, income from continuing operations before income taxes was $150 million. Results in 2003 included $72 million of pre-tax charges for certain items, detailed in the table below, compared with $17 million in 2002 and $21 million in 2001.

      Results in 2003 were negatively impacted by lower operating margins in the Chemical Business and the certain items noted below. However, the lower results were partly offset by higher volumes in the Supermetals and Chemical Businesses, favorable currency translation to U.S. dollars, and lower inventory costs.

      The following table highlights the detail of certain items before tax.

	Fiscal Year

	2003	2002	2001

(Dollars in millions)
Certain Items (before income taxes)
Investment impairment charges	$(22)	$—	$—
Reserve for respirator claims	(20)	(5)	—
Restructuring initiatives	(51)	(1)	—
Insurance recoveries	4	8	1
Environmental reserve	—	(3)	—
In-process research and development	(14)	—	—
Asset impairment charges	(4)	(13)	(2)
Sale of equity interest	35	—	—
Retirement of CEO and resignation of CFO	—	—	(21)
Other non-operating items	—	(3)	1

Certain Items	$(72)	$(17)	$(21)
Amounts per diluted common share after-tax	$(0.73)	$(0.18)	$(0.20)

      The following table delineates where the total of certain items are classified in Cabot’s Consolidated Statements of Income.

	Fiscal Year

	2003	2002	2001

(Dollars in millions)
Certain Items represented in the various lines of the Consolidated Statements of Income
Cost of sales	$(40)	$—	$(2)
Selling and administrative expenses	(31)	(14)	(20)
Research and technical service	(14)	—	—
Other income (expense)	13	(3)	1

Certain Items before income taxes	$(72)	$(17)	$(21)

      Gross profit declined by $7 million in 2003 due to a decrease in margins in the Chemical Business and $40 million of certain items included in cost of sales, mostly due to restructuring costs related to the closure of the Zierbena, Spain carbon black plant, the consolidation of administrative services for the European businesses in one shared service center and a reduction in workforce in North America. These declines were partly offset by 25% higher tantalum powder volumes and improved manufacturing utilization in CSM. The Chemical Business benefited from slightly higher volumes, lower inventory costs, and positive currency translation, primarily due to the strength of the Euro versus the dollar. In 2002, gross profit declined by $2 million from 2001 due to weaker margins in the Chemical Business and lower volumes in CSM. Fiscal 2002 results were partially offset by improved pricing and lower raw material costs in CSM and, to a lesser degree, positive foreign exchange translations.

      Operating expenses include research and technical expense and selling and administrative expenses. Research and technical spending increased $16 million in 2003 versus 2002 primarily due to the purchase of assets of Superior MicroPowders. Approximately $14 million of the purchase price of $16 million represents the estimated fair value of acquired in-process research and development and was immediately expensed and recorded in research and technical expense. Selling and administrative expenses for 2003, 2002, and 2001 were $251 million, $233 million, and $228 million, respectively. The $18 million increase in 2003 is due to the inclusion of $31 million of certain items related to European and North American restructuring and respirator charges partly offset by insurance recoveries as compared to $14 million of certain items in 2002. In 2002, selling and administrative expenses increased $5 million compared to 2001, primarily due to the consolidation of Cabot Supermetals Japan (“CSJ”) selling and administration costs following the acquisition of that joint venture.

      Interest and dividend income was $4 million less than 2002, primarily due to a decrease in Cabot’s average cash position and the negative impact of lower interest rates. Interest expense of $28 million in 2003 was equal to 2002 as lower interest rates on variable rate debt were offset by foreign exchange impacts of a weaker U.S. dollar. In 2002, interest expense was $4 million lower than 2001 due to the benefit of lower interest rates on the Company’s variable rate debt and the retirement of high coupon debt.

      In 2003, other income and charges was $5 million higher than 2002 due to the sale of the Company’s equity interest in Aearo Corporation for $35 million (included in certain items). This income was partially offset by the write-down of investments in Sons of Gwalia and Angus & Ross for $22 million (included in certain items) and costs associated with the refinancing of debt.

      The effective tax rate on continuing operations was 18% for fiscal 2003, 22% for fiscal 2002, and 28% for fiscal 2001. The income tax rates reflect the U.S. statutory rate of 35% reduced for earnings in non-U.S. jurisdictions that were taxed lower than the U.S. rate, benefits from extraterritorial income exclusion/foreign sales corporations, and benefits from U.S. research and experimentation credits. The reduction in the effective tax rate from 2001 to 2002 was principally related to an increase in the benefits from the extraterritorial income exclusion. The Company expects its effective tax rate for fiscal 2004 to be in a range between 22% and 27%.

      Cabot’s share of earnings from equity affiliates of $5 million, in 2003, was equal to the prior year. In 2002, earnings from equity affiliates decreased to $5 million from $20 million in 2001. This decline resulted from the purchase of the remaining 50% interest in CSJ on February 8, 2002, which caused the results to be consolidated in the Company’s income statement from that date forward.

Discontinued Operations

      In 2003, Cabot received additional income of $5 million, net of tax of $2 million, or $0.06 per diluted common share from insurance recoveries related to discontinued businesses. Income from insurance recoveries in 2002 was $1 million, net of tax of $1 million, or $0.02 per diluted common share. In 2001, Cabot received additional after tax proceeds of $3 million, or $0.04 per diluted common share, related to the fiscal year 2000 sale of its liquefied natural gas (“LNG”) business.

Net Income

      Net income was $80 million in 2003 compared to $106 million in 2002 and $124 million in 2001. The following table is an earnings summary that highlights the after-tax impact of certain items and discontinued operations.

	Fiscal Year

	2003	2002	2001
Amounts Per Diluted Common Share
Net Income	$1.14	$1.50	$1.66
Certain items & discontinued operations after-tax	$(0.67)	$(0.16)	$(0.16)
Certain items after-tax	$(0.73)	$(0.18)	$(0.20)
Discontinued operations after-tax	$0.06	$0.02	$0.04

III.     Cash Flow and Liquidity

      Cash generated in 2003 from operating activities was $254 million, compared with $192 million in 2002 and $29 million in 2001. The increase in operating cash in 2003 is largely attributable to improvements in working capital. The increase in operating cash in 2002 is primarily due to a $178 million tax payment made in fiscal 2001 which was related to the sale of the LNG business in fiscal 2000. In addition, the increase in operating cash in 2002 was somewhat offset by an increase in working capital related to an inventory build at CSM.

      Capital spending on property, plant and equipment, investments and acquisitions for 2003, 2002 and 2001 was $145 million, $254 million and $133 million, respectively. The major components of the 2003 capital program included the purchase of Superior MicroPowders for $16 million, normal plant operating capital projects, and capacity expansion in fumed metal oxides and carbon black. The increase in spending in 2002 from 2001 was largely attributable to the acquisition of the remaining 50% of Cabot Supermetals Japan (CSJ) and to the construction of a semi-works facility for the aerogels business. The major components of the 2001 capital program included new business expansion, normal plant operating capital projects, and capacity expansion in Cabot’s Supermetals, fumed metal oxides and inkjet businesses. Capital expenditures for 2004 are expected to be approximately $134 million and include replacement projects, plant expansions, and the completion of projects started in fiscal 2003.

      Cash used in 2003 for financing activities was $64 million, compared with $164 million in 2002 and $179 million in 2001. In 2003, the majority of the financing activities related to payments of dividends, purchases of Cabot stock, the refinancing of debt assumed in the February 2002 acquisition of CSJ, and the refinancing of Euro debt in September 2003. During the month of September 2002, Cabot repaid approximately $10 million of bank notes. This repayment was included in the consolidated fiscal 2003 results due to the one-month lag in reporting of CSJ as of September 30, 2002. In October 2002, Cabot entered into a 9.3 billion yen ($84 million) term loan agreement to refinance the majority of the remaining debt assumed in the CSJ acquisition. With the proceeds, Cabot repaid the remaining bank notes and $51 million of the long-term debt at CSJ. In September 2003, a Cabot subsidiary completed a $175 million bond issuance. The Cabot subsidiary repaid the November 2000, 150 million Euro borrowing with the proceeds from the new bond issuance. Cabot repurchased approximately 1.5 million, 2.6 million, and 6.7 million shares of its common stock for $41 million, $82 million, and $218 million in 2003, 2002, and 2001, respectively. Approximately 1.7 million shares remain available to be purchased under the current share repurchase authorization. During 2003, 2002, and 2001, Cabot paid cash dividends of $0.54, $0.52, and $0.48, respectively, per share of common stock. On November 14, 2003, the Board of Directors approved a $0.15 per share dividend on Cabot’s common stock payable in the first fiscal quarter of 2004 to holders of record on November 28, 2003.

      The Company is not involved in any transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. The Company is not involved in any trading activities involving commodity contracts that are accounted for at fair value.

      The following table sets forth Cabot’s long-term contractual obligations.

	Payments Due by Fiscal Year

	Total	2004	2005	2006	2007	2008	Thereafter

(Dollars in millions)
Long-term debt	$556	$40	$22	$118	$38	$4	$334
Fixed interest on long-term debt*	$249	$35	$34	$29	$23	$21	$107
Operating leases	$65	$10	$9	$8	$7	$7	$24
Purchase commitments	$525	$147	$104	$19	$19	$19	$217

Total	$1,395	$232	$169	$174	$87	$51	$682

*	The fixed interest on long-term debt does not include the effect of swaps.

      At September 30, 2003, the Company’s obligations related to long-term debt totaled $556 million to be paid over a period of 10 years. Included in this amount is $84 million of Japanese yen based long-term debt. All other long-term debt is denominated in U.S. dollars. The repayment schedule above does not include the effect of swaps. The weighted-average interest rate related to the long-term debt is 5.6%.

      The Company also has notes payable to banks totaling $8 million. The bank notes are classified as current since they have renewable one-year terms and are short-term in nature.

      The Company has operating leases primarily comprised of leases for transportation vehicles, warehouse facilities, office space, and machinery and equipment.

      The Company has long-term purchase commitments for raw materials with various key suppliers in the Supermetals and Chemical Businesses.

      In September 1998, the Company filed with the Securities and Exchange Commission (“SEC”) a shelf registration statement covering $500 million of debt securities. There were $400 million of debt securities remaining under this shelf registration at September 30, 2003. The Company has no immediate plans to offer additional securities under the registration statement.

      In July 2001, Cabot replaced its revolving credit facility with a new agreement. Under the new agreement, Cabot may, under certain conditions, borrow up to $250 million at floating interest rates. The new facility is available through July 13, 2006. As of September 30, 2003, Cabot had no borrowings outstanding under this arrangement.

      The 9.3 billion yen term loan and the revolving credit facility contain specific covenants. The covenants include financial covenants for certain maximum indebtedness limitations and minimum cash flow requirements, that would limit the amount available for future borrowings. As of September 30, 2003, Cabot was in compliance with all of its covenants.

      At September 30, 2003, the Company had provided standby letters of credit totaling $12 million, which expire in fiscal 2004.

      A downgrade of one level in the Company’s credit rating is not anticipated, but should it occur, it would not cause a significant impact on the commitments or sources of capital described above and would not have a material impact on the Company’s results of operations.

      In May 2003, Cabot initiated a European restructuring plan to reduce costs, enhance customer service and create a stronger and more competitive organization. The European restructuring initiatives are all related to the Chemical Business segment and included the closure of Cabot’s carbon black manufacturing facility in Zierbena, Spain, the consolidation of administrative services for all European businesses in one shared service center, the implementation of a consistent staffing model for all manufacturing facilities in Europe, and the discontinuance of two energy projects. As of September 30, 2003, Cabot expects the restructuring initiatives to result in a pre-tax charge to earnings of approximately $65 million. The $65 million of estimated charges includes approximately $31 million for severance and employee benefits, $7 million for asset retirement obligations, $5 million for asset impairments, $12 million for accelerated depreciation and $10 million for the recognition of foreign currency translation adjustments. As of September 30, 2003, Cabot recorded $46 million of European restructuring charges and expects to record an additional $9 million over the next 15 to 21 months. At September 30, 2003, $10 million of foreign currency translation adjustments existed and will be recognized upon substantial liquidation of the entity through which the Company conducted its operations in Zierbena, Spain. As part of the restructuring initiative, Cabot expects the employment of approximately 220 people to be terminated over this period throughout Europe. As of September 30, 2003, there were 30 voluntary employee terminations in Stanlow, U.K. and 127 involuntary employee terminations in various other European locations. In addition, Cabot plans to hire employees to staff the new European shared service center.

      In fiscal 2003, Cabot initiated and completed a restructuring initiative in North America to reduce costs through a reduction in workforce. The restructuring initiative resulted in a pre-tax charge of $5 million for involuntary employment terminations for 88 employees at facilities throughout North America, of which $4 million relates to the Chemical Business and $1 million relates to Supermetals.

      Restructuring costs for fiscal 2003 of $36 million, $14 million and $1 million were recorded as costs of goods sold, selling and administrative expenses, and research and technical expenses, respectively. At September 30, 2003, $19 million of restructuring costs remain in accrued expenses in the consolidated balance sheet. Cabot made cash payments of $15 million related to restructuring costs in fiscal 2003 and expects to make cash payments of $28 million in the next 15 to 21 months.

      The Company provides defined benefit plans for U.S. and foreign employees. The Company has an unfunded status of approximately $204 million as of September 30, 2003, comprised of underfunded pension plans of $83 million, and unfunded postretirement benefits of $121 million.

      The $83 million of underfunded pension plans is comprised of the following:

	U.S.	Foreign	Total

Fair value of plan assets at September 30, 2003	$116	$124	$240
Projected benefit obligation at September 30, 2003	$133	$190	$323
Funded (underfunded) status at September 30, 2003	$(17)	$(66)	$(83)

      The increase in the underfunding of the pension plans was primarily the result of lower interest rates, which decreased the discount rate used by the actuaries, and lower than expected return on plan assets.

      Cabot made a contribution of $10 million in its fourth fiscal quarter of 2003 to improve the funding of its U.S. defined benefit plan. Cabot currently expects to make annual contributions of approximately $6 million to this plan in each of the next two years.

      Cabot’s significant foreign plans are in The Netherlands, the United Kingdom, Canada and Japan, which collectively represented 93% of the consolidated fair value of foreign plan assets. For those significant foreign plans, the fair value of assets was approximately $48 million below the projected benefit obligation. Cabot contributed an aggregate amount of $8 million in 2003 to the foreign plans and expects to contribute approximately $10 million in 2004 to those plans. Contributions to foreign plans are made in foreign currencies and therefore are subject to fluctuations in exchange rates.

      Cabot also has postretirement benefit plans that provide certain health care and life insurance benefits for retired employees. Typical of such plans, the Cabot postretirement plans are unfunded. Cabot funds the plans as claims or insurance premiums come due. The accumulated postretirement benefit obligation is $121 million at September 30, 2003. Cabot has accrued $89 million for this liability at September 30, 2003. The Company paid benefits of $8 million during fiscal 2003 in connection with those plans and expects to pay $9 million in 2004.

      On an ongoing basis, Cabot reviews its historical insurance policies, some of which cover disposed and discontinued businesses, for potential recovery. Various amounts have been recovered in prior periods under these policies for environmental claims and Cabot received $11 million in 2003, of which $4 million is from continuing operations and $7 million is from discontinued operations.

      Cabot has a $26 million reserve for environmental matters as of September 30, 2003, for remediation costs at various environmental sites. These sites are primarily associated with businesses divested in prior years. The Company anticipates that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Cabot also has recorded a $20 million reserve for respirator claims as of September 30, 2003, and has various other litigation costs, including defense costs associated with the pending antitrust actions and lawsuits filed against the Company in connection with certain discontinued operations, incurred in the ordinary course of business. Due to the uncertain nature and timing of litigation proceedings, it is difficult to predict the timing of their cash flows.

      Management expects cash on hand, cash from operations and present financing arrangements, including Cabot’s unused line of credit, to be sufficient to meet Cabot’s cash requirements for the foreseeable future.

New Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements.” FIN 46 provides guidance on the identification of and financial reporting for entities over which control is achieved through a means other than by voting rights. FIN 46 determines whether such entities should be consolidated under the variable interest model of FIN 46. Cabot adopted FIN 46 as of January 31, 2003 for variable interest entities created after January 31, 2003 with no impact on the consolidated financial statements. Cabot will adopt FIN 46 as of March 31, 2004 for variable interest entities that were created before January 31, 2003. The adoption of FIN 46 is not expected to have a significant effect on the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

      Cabot’s principal financial risk management objective is to identify and monitor its exposure to changes in interest rates and foreign currency rates in order to assess the impact that changes in each could have on future cash flow and earnings. Cabot manages these risks through normal operating and financial activities and, when deemed appropriate, through the use of derivative financial instruments as well as foreign currency debt.

      Cabot’s financial risk management policy prohibits entering into financial instruments for speculative purposes. Cabot’s Financial Risk Management Committee is charged with enforcing the financial risk management policy.

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

Interest Rates

      As of September 30, 2003, Cabot has debt totaling $556 million and interest rate swaps with a net notional value of $216 million. The interest rate swaps were entered into as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant.

      As part of the Cabot Supermetals Japan (“CSJ”) acquisition, Cabot assumed variable rate debt that was economically hedged with interest rate swaps. In October 2002, Cabot refinanced the underlying variable rate debt and the interest rate swaps were terminated. These swaps had a fair value of ($1) million on September 30, 2002 and were included in other liabilities.

      During fiscal 2003, Cabot began using both yen based debt and cross currency swaps to hedge its net investment in Japanese subsidiaries against adverse movements in exchange rates. On October 24, 2002, Cabot entered into a 9.3 billion yen ($84 million) three-year term loan agreement with a group of banks to refinance existing debt at CSJ. In connection with the term loan, in October 2002, Cabot entered into two interest rate swaps with an aggregate notional amount of 9.3 billion yen ($84 million). The swaps are variable-for-fixed swaps of the quarterly interest payments on related debt and mature in fiscal 2008. The swaps are derivative instruments as defined by FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and have been designated as cash flow hedges. These swaps hedge the variability of the cash flows caused by changes in interest rates over the life of the debt instrument. Changes in the value of the effective portion of cash flow hedges are reported in other comprehensive income (loss), while the ineffective portion is reported in earnings. The swaps had a fair value of $1 million on September 30, 2003 and are included in other assets.

      In November 2002, Cabot entered into two three-year cross currency swaps. Cabot swapped $41 million at three-month U.S. LIBOR interest rates for 5 billion Japanese yen at three-month yen LIBOR interest rates. Cabot is also entitled to receive semi-annual interest payments on $41 million at three-month U.S. dollar LIBOR interest rates and is obligated to make semi-annual interest payments on 5 billion yen at three-month Japanese yen LIBOR interest rates. The cross currency swaps reduce Cabot’s interest rate by one percentage point on the notional amount of $41 million as of September 30, 2003. Included in other liabilities at September 30, 2003 is $4 million related to the fair value of the cross currency swaps and $9 million related to the cumulative translation differences in Cabot’s yen denominated debt.

      The debt and cross currency swaps have been designated as hedges of Cabot’s net investment in Japan and are accounted for under FAS No. 133. Effectiveness of these hedges is based on changes in the spot foreign exchange rates and the balance of Cabot’s yen denominated net investments. The changes in value of the yen based debt and of the cross currency swaps, totaling $13 million for the twelve months ended September 30, 2003, have been recorded as a foreign currency translation loss in accumulated other comprehensive income (loss), offsetting foreign currency translation gains of Cabot’s yen denominated net investments. Net losses recorded in earnings representing the amount of the hedges’ ineffectiveness for the period were nominal.

      In October 2001, Cabot entered into four fixed-to-variable interest rate swaps in an aggregate notional amount of $97 million. The swaps have been designated as fair value hedges. The swaps hedge the change in the fair value of $97 million of Cabot’s fixed rate medium term notes due to changes in interest rates. The interest rate swaps and the medium term notes they hedge mature on various dates through February 2007. The fair values of the derivative instruments are recorded as other assets in the consolidated balance sheet. A corresponding increase to long-term debt of approximately $4 million was recorded for the change in the fair value of the debt at September 30, 2003. The interest rate swaps were determined to be highly effective and no amount of ineffectiveness was recorded in earnings during the period ended September 30, 2003. These swaps had a fair value of $4 million and $5 million on September 30, 2003 and 2002, respectively, and are included in other assets.

      As of September 30, 2003 and 2002, after adjusting for the effect of the interest rate swap agreements, Cabot has fixed rate debt of $424 million and $217 million, respectively, and floating rate debt of $132 million and $283 million, respectively. Holding other variables constant (such as exchange rates and debt levels), a 100 basis point increase in interest rates would decrease the unrealized fair market value of the fixed rate debt by approximately $29 million and $17 million on September 30, 2003 and 2002, respectively. The earnings and cash flow impact in 2004 resulting from a 100 basis point increase in interest rates would be approximately $1 million, holding all other variables constant.

      A 100 basis point increase in global interest rates would decrease the derivative instruments’ fair value by $1 million and $3 million at September 30, 2003 and 2002, respectively. Any increase or decrease in the fair value of the Company’s interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability, or cash flow.

      In 2003, Cabot changed the method used to evaluate the qualitative market risk from the value-at-risk model to the sensitivity model. Based on the volatility of foreign exchange rates in fiscal 2003, the sensitivity model provides a better analysis of the changes in foreign currency rates as compared to the value-at-risk model.

      As of September 30, 2003, Cabot had $247 million in cash and short-term investments. In order of priority, it is the Company’s practice to invest excess cash in instruments that will protect principal, ensure liquidity and optimize the rate of return. Interest income earned may vary as a result of changes in interest rates and average cash balances, which could fluctuate over time.

Foreign Currency

      Cabot’s international operations are subject to certain risks, including currency fluctuations and government actions. The Company’s Treasury function, under the guidance of the Financial Risk Management Committee, regularly monitors foreign exchange exposures, so that Cabot can respond to changing economic and political environments. Exposures primarily relate to assets and liabilities denominated in foreign currencies as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, Cabot utilizes short-term forward contracts to minimize the exposure to foreign currency risk. In 2003, 2002 and 2001, none of Cabot’s forward contracts were designated as hedging instruments under FAS No. 133. Cabot’s forward foreign exchange contracts are denominated primarily in the Euro, Japanese yen, British pound sterling, Canadian dollar, and Australian dollar.

      As part of the $175 million bond issuance in September 2003, a subsidiary of the Company entered into a ten-year contract with a notional amount of $140 million to swap U.S. dollars to Euros. This cross currency swap has been designated as a foreign currency cash flow hedge. This swap hedges the variability of the cash flows on 80% of the debt issuance, due to changes in the exchange rates over the life of the debt instrument. Changes in the value of the effective portion of the cash flow hedge are reported in other comprehensive income (loss), while the ineffective portion is reported in earnings. There was no charge to earnings for the period ended September 30, 2003. This swap had a fair value of ($6) million on September 30, 2003 and is included in other liabilities.

      In September 2003, the Cabot subsidiary swapped the remaining $35 million (20%) of the bond issuance. The Cabot subsidiary swapped the fixed rate coupon of 5.25% to six-month U.S. LIBOR plus a spread of 62 basis points. The variable interest rate resets with the terms of the bond coupon payments. This swap has been designated as a fair value hedge. This swap had a fair value of zero on September 30, 2003. Additionally, the subsidiary swapped the $35 million at variable U.S. dollar interest rates to Euros at variable interest rates. Changes in the fair value of this swap will be recorded in earnings. These changes will be offset by the remeasurement of the debt at current exchange rates. The interest rates swaps were determined to be highly effective and a nominal amount of ineffectiveness was recorded in earnings during the period ended September 30, 2003. This swap had a fair value of ($1) million on September 30, 2003 and is included in other liabilities.

      The Company recorded $2 million of assets and $11 million of liabilities to recognize the fair value of currency instruments at September 30, 2003 compared with zero of assets and liabilities at September 30, 2002. A 10% appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $28 million and $4 million at September 30, 2003 and 2002, respectively. A 10% depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $29 million and by $4 million at September 30, 2003 and 2002, respectively. Any increase or decrease in the fair value of the Company’s currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability, or cash flow.

Political Risk

      Cabot is exposed to political or country risks inherent in doing business in some countries. These risks may include actions of governments (especially those newly appointed), importing and exporting issues, contract loss and asset abandonment. Cabot considers these risks carefully in connection with its investing and operating activities.

Share Repurchases

      Cabot repurchases its shares in order to offset dilution caused by issuing shares under its various employee stock plans. In addition, Cabot may repurchase its shares as a preferred method of returning excess cash to shareholders. From time to time, Cabot enters into derivative instruments in its stock in order to fix the price of stock for delivery at a future date. These agreements provide Cabot with the right to settle forward contracts in cash or an equivalent value of Cabot Corporation common stock. In 2001, Cabot purchased 100,000 shares of its common stock under share repurchase contracts at an average price of $35 per share. There were no share repurchase contracts executed in fiscal 2003 or 2002, and there were no open share repurchase contracts at September 30, 2003.

Item 8.	Financial Statements and Supplementary Data

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,

	2003	2002
(Dollars in millions, except share and per share amounts)
Current assets:
Cash and cash equivalents	$247	$159
Accounts and notes receivable, net of reserve for doubtful accounts of $3 and $4	333	307
Inventories	485	435
Prepaid expenses and other current assets	35	36
Deferred income taxes	40	20

Total current assets	1,140	957

Investments:
Equity	50	48
Other	27	32

Total investments	77	80

Property, plant and equipment	2,202	2,040
Accumulated depreciation and amortization	(1,289)	(1,151)

Net property, plant and equipment	913	889

Other assets:
Goodwill	110	105
Intangible assets, net of accumulated amortization of $6 and $5	9	8
Deferred income taxes	17	4
Other assets	42	34

Total other assets	178	151

Total assets	$2,308	$2,077

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS — (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,

	2003	2002
(Dollars in millions, except share and per share amounts)
Current liabilities:
Notes payable to banks	$15	$45
Current portion of long-term debt	40	5
Accounts payable and accrued liabilities	278	232
Income taxes payable	16	10
Deferred income taxes	3	3

Total current liabilities	352	295

Long-term debt	516	495
Deferred income taxes	101	104
Other liabilities	220	171
Commitments and contingencies (Note U)
Minority interest	40	35
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1,000 par value
Series A Junior Participating Preferred Stock issued and outstanding: none
Series B ESOP Convertible Preferred Stock 7.75% Cumulative issued: 75,336 shares, outstanding: 53,490 and 56,273 shares (aggregate per share redemption value of $53 and $56)	70	73
Less cost of shares of preferred treasury stock	(38)	(38)
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued and outstanding: 62,243,010 and 61,615,503 shares	62	62
Less cost of shares of common treasury stock	(5)	(6)
Additional paid-in capital	14	5
Retained earnings	1,160	1,120
Unearned compensation	(36)	(38)
Deferred employee benefits	(48)	(51)
Notes receivable for restricted stock	(21)	(23)
Accumulated other comprehensive loss	(79)	(127)

Total stockholders’ equity	1,079	977

Total liabilities and stockholders’ equity	$2,308	$2,077

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,

	2003	2002	2001

(Dollars in millions, except per share amounts)
Net sales and other operating revenues	$1,795	$1,557	$1,670
Cost of sales	1,373	1,128	1,239

Gross profit	422	429	431

Selling and administrative expenses	251	233	228
Research and technical expense	64	48	48

Income from operations	107	148	155
Interest and dividend income	5	9	28
Interest expense	(28)	(28)	(32)
Other (charges) income	10	5	(1)

Income from continuing operations before taxes	94	134	150
Provision for income taxes	(17)	(30)	(42)
Equity in net income of affiliated companies, net of tax of $2, $3 and $13	5	5	20
Minority interest in net income, net of tax of $2, $1 and $2	(7)	(4)	(7)

Net income from continuing operations	75	105	121
Discontinued operations:
Income from operations of discontinued businesses, net of income taxes of $2 and $1	5	1	—
Gain on sale of business, net of income taxes of $2	—	—	3

Net Income	80	106	124

Dividends on preferred stock, net of tax benefit of $1, $2 and $2	(3)	(3)	(3)

Income available to common shares	$77	$103	$121

Weighted-average common shares outstanding, in millions:
Basic	59	59	62

Diluted	70	71	74

Income per common share:
Basic:
Continuing operations	$1.24	$1.74	$1.89
Discontinued operations:
Income from operations of discontinued businesses	0.08	0.02	—
Gain on sale of business	—	—	0.05

Net income per share — basic	$1.32	$1.76	$1.94

Diluted:
Continuing operations	$1.08	$1.48	$1.62
Discontinued operations:
Income from operations of discontinued businesses	0.06	0.02	—
Gain on sale of business	—	—	0.04

Net income per share — diluted	$1.14	$1.50	$1.66

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	2003	2002	2001

(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$80	$106	$124
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	135	109	115
Deferred tax expense (benefit)	(31)	(4)	6
Equity in net income of affiliated companies	(5)	(5)	(20)
Impairment charges and non-cash items	33	16	14
Gain on sale of business, net of income taxes	—	—	(3)
Non-cash compensation	23	22	22
In process research and development charge	14	—	—
Gain on sale of investment	(35)	—	—
Other non-cash charges, net	14	6	23
Changes in assets and liabilities, net of acquisitions and the effect of consolidation of equity affiliates:
Accounts and notes receivable	4	(8)	(2)
Inventories	(25)	(64)	(55)
Accounts payable and accrued liabilities	20	(4)	(35)
Income taxes payable	3	9	(155)
Other liabilities	1	14	(6)
Other, net	23	(5)	1

Cash provided by operating activities	254	192	29

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(129)	(146)	(122)
Proceeds from sales of property, plant and equipment	2	2	4
Purchases of equity securities	—	(9)	(5)
Acquisitions, net of cash acquired	(16)	(89)	(6)
Proceeds from sale of investments	36	—	5
Cash from consolidation of equity affiliates	—	10	—

Cash used in investing activities	(107)	(232)	(124)

Cash Flows from Financing Activities:
Proceeds from long-term debt	250	—	129
Repayments of long-term debt	(227)	(28)	(63)
Decrease in notes payable to banks, net	(32)	(27)	(7)
Purchases of preferred and common stock	(41)	(82)	(229)
Sales and issuances of preferred and common stock	19	6	13
Cash dividends paid to stockholders	(36)	(35)	(34)
Cash dividends paid to minority interest stockholders	(4)	(5)	(3)
Restricted stock loan repayments	7	7	15

Cash used in financing activities	(64)	(164)	(179)

Effect of exchange rate changes on cash	5	(1)	—

Increase (decrease) in cash and cash equivalents	88	(205)	(274)
Cash and cash equivalents at beginning of year	159	364	638

Cash and cash equivalents at end of year	$247	$159	$364

      The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred	Common
	Stock,	Stock,			Accumulated			Notes
	Net of	Net of	Additional		Other		Deferred	Receivable	Total	Total
	Treasury	Treasury	Paid-in	Retained	Comprehensive	Unearned	Employee	for Restricted	Stockholders’	Comprehensive
(Dollars in millions)	Stock	Stock	Capital	Earnings	Income (Loss)	Compensation	Benefits	Stock	Equity	Income
Years ended September 30
2001
Balance at September 30, 2000	$51	$68	$111	$1,040	$(101)	$(39)	$(56)	$(27)	$1,047

Net income				124						$124
Foreign currency translation adjustments					(26)					(26)
Change in unrealized gain on available-for- sale securities					2					2

Total comprehensive income										$100

Common dividends paid				(31)
Issuance of stock under employee compensation plans, net of forfeitures		2	45			(27)		(11)
Windfall tax benefit			4
Purchase and retirement of common stock		(7)	(161)	(52)
Purchase of treasury stock — preferred	(9)
Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit of $2				(3)
Principal payment by Employee Stock Ownership Plan under guaranteed loan							2
Amortization and acceleration of unearned compensation			10			26
Notes receivable for restricted stock — payments and forfeitures								15

Balance at September 30, 2001	$42	$63	$9	$1,078	$(125)	$(40)	$(54)	$(23)	$950

2002
Net income				106						$106
Foreign currency translation adjustments					11					11
Change in unrealized loss on available-for- sale securities					(6)					(6)
Minimum pension liability adjustment					(7)					(7)

Total comprehensive income										$104

Common dividends paid				(32)
Issuance of stock under employee compensation plans, net of forfeitures		1	30			(20)		(7)
Windfall tax benefit			4
Purchase and retirement of common stock		(3)	(40)	(29)
Purchase of treasury stock — common		(6)
Purchase of treasury stock — preferred	(5)
Preferred stock conversion	(2)	1	2
Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit of $2				(3)
Principal payment by Employee Stock Ownership Plan under guaranteed loan							3
Amortization of unearned compensation						22
Notes receivable for restricted stock — payments and forfeitures								7

Balance at September 30, 2002	$35	$56	$5	$1,120	$(127)	$(38)	$(51)	$(23)	$977

      The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — (Continued)

	Preferred	Common
	Stock,	Stock,			Accumulated			Notes
(Dollars in	Net of	Net of	Additional		Other		Deferred	Receivable	Total	Total
millions)	Treasury	Treasury	Paid-in	Retained	Comprehensive	Unearned	Employee	for Restricted	Stockholders’	Comprehensive
Years ended	Stock	Stock	Capital	Earnings	Income (Loss)	Compensation	Benefits	Stock	Equity	Income
September 30
2003
Net income				80						$80
Foreign currency translation adjustments					63					63
Change in unrealized gain on available- for-sale securities					8					8
Changes in unrealized loss on derivative instruments					(1)					(1)
Minimum pension liability adjustment					(22)					(22)

Total comprehensive income										$128

Common dividends paid				(33)
Issuance of stock under employee compensation plans, net of forfeitures		2	39			(21)		(7)
Windfall tax benefit			3
Purchase and retirement of common stock		(2)	(35)	(4)
Preferred stock conversion	(3)	1	2
Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit of $1				(3)
Principal payment by Employee Stock Ownership Plan under guaranteed loan							3
Amortization of unearned compensation						23
Notes receivable for restricted stock — payments and forfeitures								9

Balance at September 30, 2003	$32	$57	$14	$1,160	$(79)	$(36)	$(48)	$(21)	$1,079

The accompanying notes are an integral part of these financial statements.

Note A.     Significant Accounting Policies

      The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The significant accounting policies of Cabot Corporation (Cabot) are described below.

Principles of Consolidation

      The consolidated financial statements include the accounts of Cabot and majority-owned and controlled U.S. and non-U.S. subsidiaries. Investments in 20% to 50% owned affiliates are accounted for using the equity method. Intercompany transactions have been eliminated.

Cash and Cash Equivalents

      Cash equivalents include all highly liquid investments with a maturity of three months or less at date of acquisition. Cash overdrafts of $7 million and $5 million are included in notes payable to banks on the consolidated balance sheets at September 30, 2003 and 2002, respectively.

Inventories

      Inventories are stated at the lower of cost or market. The cost of most U.S. inventories is determined using the last-in, first-out (LIFO) method. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the first-in, first-out (FIFO) method.

Investments

      Investments include investments in equity affiliates, investments in equity securities and investments accounted for under the cost method. All investments are subject to impairment reviews annually. Investments in equity affiliates, where Cabot owns between 20% and 50% of the affiliate, are accounted for using the equity method. Cabot records its share of the equity affiliate’s results of operations based on its percentage of ownership of the affiliate. Dividends received from equity affiliates are a return of capital and recorded as a reduction to the equity investment value. All investments in marketable equity securities are classified as available-for-sale and are recorded at their fair market values. Accordingly, any unrealized holding gains or losses, net of taxes, are excluded from income and recognized as a separate component of other comprehensive income (loss) within stockholders’ equity. Unrealized losses that are determined to be other than temporary are recognized in net income. The fair value of marketable equity securities is determined based on quoted market prices at the balance sheet dates. The cost of equity securities sold is determined by the specific identification method. Investments that do not have readily determinable market values are recorded at cost.

Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is generally calculated using the straight-line method over the estimated useful lives. The depreciable lives for buildings, machinery and equipment, and other fixed assets are twenty to twenty-five years, ten to twenty years, and three to twenty years, respectively. The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected as a component of net income.

      Cabot capitalizes internal use software costs in accordance with Statement of Position (SOP) 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.” This SOP provides the guidance to determine if internal use computer software costs are expensed as incurred or capitalized.

Goodwill and Other Intangible Assets

      Effective October 1, 2001, Cabot adopted Statement of Financial Accounting Standard (FAS) No. 142, “Goodwill and Other Intangible Assets.” Goodwill is comprised of the cost of business acquisitions in excess of the fair value assigned to the net tangible assets and identifiable intangible assets acquired. Goodwill is reviewed for impairment at least annually. The fair value of assets, including goodwill balances, is based on discounted estimated cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates, capital expenditures, discount rates, and market conditions over an estimate of the remaining operating period. If an impairment exists, a loss to write down the value of goodwill is recorded.

      Cabot’s intangible assets are primarily comprised of patented and unpatented technology and minimum pension liability adjustments. Finite lived intangible assets are amortized over their estimated useful lives. Amortization expense of $1 million, $1 million and $4 million was recorded in 2003, 2002, and 2001, respectively.

Asset Retirement Obligations

      Cabot adopted FAS No. 143, “Accounting for Asset Retirement Obligations”, on October 1, 2002. Upon implementation, Cabot determined that certain legal obligations do exist. These obligations primarily relate to site restoration activities legally required upon the closing of certain facilities. However, until a closure date is determined for a facility, these facilities and the associated legal obligations have an indeterminate life. Accordingly, the fair value of the liability cannot be reasonably estimated and an asset retirement obligation will not be recognized until Cabot decides to close such facilities. Cabot does not have any assets that are legally restricted for purposes of settling these asset retirement obligations.

Impairment of Long-Lived Assets

      Cabot’s long-lived assets include property, plant, equipment, long-term investments, goodwill and other intangible assets. The carrying values of long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An asset impairment is recognized when the carrying value of the asset, excluding goodwill, is not recoverable based on the undiscounted estimated cash flows. Cabot’s estimates reflect management’s assumptions about selling prices, production and sales volumes, costs, and market conditions over an estimate of the remaining operating period. If an impairment is indicated, the asset is written down to fair value. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when Cabot abandons the utilization of the asset.

Foreign Currency Translation

      The functional currency of the majority of Cabot’s foreign subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet dates. Income and expense items are translated at average exchange rates during the year. Unrealized currency translation adjustments are accumulated as a separate component of other comprehensive income (loss) within stockholders’ equity. Foreign currency gains and losses arising from transactions denominated in currencies other than the subsidiary’s functional currency are reflected in net income, other than the hedges discussed in Note K. Included in other charges for 2003, 2002, and 2001 are net foreign currency transaction losses of $1 million, zero, and $3 million, respectively. Cabot included in net income a loss of zero in 2003, $2 million in 2002 and a $1 million gain in 2001 related to currency translation adjustments upon substantial liquidation of Cabot’s entities.

Financial Instruments

      Derivative financial instruments are used to manage certain of Cabot’s foreign currency and interest rate exposures. Cabot does not enter into financial instruments for speculative purposes. Derivative financial instruments are accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related interpretations, and are measured at fair value and recorded on the balance sheet. Cabot formally documents the relationships between hedging instruments and hedged items, as well as its risk management objective. Hedge accounting is followed for derivatives that have been designated and qualify as fair value, cash flow and net investment hedges. For fair value hedges, changes in the fair value of highly effective derivatives, along with changes in the fair value of the hedged liabilities that are attributable to the hedged risks, are recorded in current period earnings. For cash flow hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported in other comprehensive income (loss), and the ineffective portion is reported in earnings. For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in other comprehensive income (loss), and the ineffective portion is reported in earnings. The gain or loss from changes in the fair value of a derivative instrument that is not designated as a hedge is recognized in earnings.

Revenue Recognition

      Cabot’s revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), which establishes criteria which must be satisfied before revenue is realized or realizable and earned.

      Cabot primarily derives its revenues from the sale of specialty chemicals, tantalum and related products and cesium formate. Other operating revenues which represent less than ten percent of total revenues, include tolling, services and royalties for licensed technology. Cabot recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.

      Revenue from product sales is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Cabot generally is able to ensure that products meet customer specifications prior to shipment.

      Under certain multi-year supply contracts with declining prices and minimum volumes, Cabot recognizes revenue based on the estimated average selling price over the contract lives. During fiscal 2003, Cabot deferred approximately $8 million of revenue related to certain supply agreements representing the difference between the billed price and the estimated average selling price over the life of the contracts. The deferred revenue will be recognized over the remaining life of the contracts, based on an estimated average selling price of the contracted minimum volumes, extending through 2006.

      Cabot prepares its estimates for sales returns and allowances, discounts and volume rebates quarterly based primarily on historical experience updated for changes in facts and circumstances, as appropriate. Cabot offers its customers cash discounts and volume rebates as sales incentives. The discounts and rebates are recorded as a reduction of sales at the time revenue is recognized based on historical experience. Rebates that are earned over a period of time are recorded based on the estimated amount to be earned. A provision for sales returns and allowances is recorded at the time of sale based on historical experience as a reduction of sales. If actual future results vary, Cabot may need to adjust its estimates, which could have an impact on earnings in the period of adjustment.

      Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.” Shipping and handling costs are included in cost of sales.

Research and Development

      Research and development costs are expensed as incurred in accordance with FAS No. 2, “Accounting for Research and Development Costs.” The majority of Cabot’s research and technical expense recorded on the consolidated statements of income relates to research and development costs.

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

     Equity Incentive Plans

      In accordance with the provisions of FAS No. 123, “Accounting for Stock-Based Compensation”, Cabot has elected to account for stock-based compensation plans consistent with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. If Cabot applied the fair value recognition provisions of FAS No. 123 and expensed stock options, Cabot would have recorded compensation expense of $2 million for stock options, in addition to the $23 million, $22 million and $26 million of compensation expense for restricted stock in each of the fiscal years 2003, 2002 and 2001, respectively. The following table illustrates the effect on net income and earnings per share if Cabot had applied the fair value recognition provisions of FAS No. 123.

	Years Ended September 30

	2003	2002	2001

(Dollars in millions, except per share amounts)
Net income, as reported	$80	$106	$124
Add: Stock-based compensation expense included in reported net income, net of related tax effects	23	22	26
Deduct: Stock-based compensation using fair value method for all awards, net of related tax effects	(25)	(24)	(28)

Pro forma net income (in millions)	$78	$104	$122
Net income per common share:
Basic, pro forma	$1.29	$1.73	$1.91
Basic, as reported	$1.32	$1.76	$1.94
Diluted, pro forma	$1.12	$1.47	$1.63
Diluted, as reported	$1.14	$1.50	$1.66

      The effects of applying the fair value method in this pro forma disclosure are not indicative of future amounts.

      Under Cabot’s Equity Incentive Plans, common stock may be granted at a discount to certain key employees. Generally, restricted stock awards cannot be sold or otherwise encumbered during the three years following the grant. Upon issuance of stock under the plan, unearned compensation, calculated as the difference between the market value on the measurement date of the grant and the discounted price, is charged to a separate component of stockholders’ equity and subsequently amortized as compensation expense over the vesting period. Cabot also offers stock options to certain employees in accordance with APB No. 25.

     Comprehensive Income (Loss)

      Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity, includes unrealized gains or losses on available-for-sale securities and derivative instruments, currency translation adjustments in foreign subsidiaries, translation adjustments on foreign equity securities and minimum pension liability adjustments.

     Environmental Costs

      Cabot accrues environmental costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. When a single liability amount cannot be reasonably estimated, but a range can be reasonably estimated, Cabot accrues the amount that reflects the best estimate within that range or the low end of the range if no estimate within the range is better. The amount accrued reflects Cabot’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. A portion of the reserve for environmental matters is recognized on a discounted basis. The availability of new information, changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in applicable government laws and regulations could result in higher or lower costs. Cabot does not reduce its estimated liability for possible recoveries from insurance carriers. Proceeds from insurance carriers are recorded when realized by the receipt of cash or a contractual agreement.

     Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     Reclassification

      Certain amounts in 2002 and 2001 have been reclassified to conform to the 2003 presentation.

     New Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 provides guidance on the identification of and financial reporting for entities over which control is achieved through a means other than by voting rights. This pronouncement determines whether such entities should be consolidated under the variable interest model of FIN 46. Cabot adopted FIN 46 as of January 31, 2003 for variable interest entities created after January 31, 2003 with no impact on the consolidated financial statements. Cabot will adopt FIN 46 as of March 31, 2003 for variable interest entities that were created before January 31, 2003. The adoption of FIN 46 is not expected to have a significant effect on the consolidated financial statements.

Note B.     Acquisitions

      On May 30, 2003, Cabot purchased the assets of Superior MicroPowders (CSMP), a privately-held company located in New Mexico. CSMP was a development stage enterprise with proprietary powder production systems and manufacturing capability.

      This transaction has been accounted for as an acquisition of tangible and intangible assets and the results of operations of CSMP have been included in the consolidated financial statements since the date of acquisition. A summary of the consideration paid, the allocation of the acquisition purchase price and the amount of expensed in-process research and development projects, which was based on a valuation prepared by an independent valuation consultant, is as follows:

Cash paid	$16
Fair value of intangible assets acquired	1
Fair value of net tangible assets acquired	1

Fair value of net assets acquired	$2

Acquired in-process research and development projects	$14

      Allocation of the purchase price is based on estimates of the fair value of the net assets acquired and the in-process research and development projects.

      The intangible assets acquired are comprised primarily of patents that will be amortized over a fourteen year remaining estimated life. Tangible assets acquired are comprised primarily of property, plant and equipment. Approximately $14 million of the purchase price represented the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, the amount was immediately expensed and recorded in research and technical expense in the consolidated statement of income. The value assigned to purchased in-process research and development is comprised of $5 million for an electrocatalysts project, $6 million for a fuel processors project and $3 million for a membrane electrode assemblies project.

      The estimated fair value of these projects was determined using the discounted cash flow method. The discount rates used take into account the stage of completion and the risks associated with the successful development and commercialization of each of the purchased in-process research and development projects.

      On February 8, 2002, Cabot purchased the remaining 50% of the shares in Showa Cabot Supermetals KK, herein referred to as Cabot Supermetals Japan (CSJ). CSJ is a supplier of tantalum powders and metal products to the global electronics, aerospace and chemical processing industries. The acquisition of CSJ expanded the capacity and the capabilities of Cabot’s existing tantalum business in the Supermetals segment.

      The aggregate purchase price was $89 million in cash, net of cash acquired. The assets and liabilities assumed in the purchase are detailed in the table below. This acquisition has been accounted for as a purchase and the results of operations of CSJ have been included in the consolidated financial statements of fiscal 2002 since the date of acquisition on a one-month lag due to a delay in the availability of financial information. Prior to the acquisition, Cabot’s investment in CSJ was accounted for as an equity investment and the results were reported on a three-month lag. The equity investment income recorded to change from a three-month lag to a one-month lag was not material in fiscal 2002 to the consolidated results of operations.

      Included in Cabot’s consolidated results for fiscal 2002 are 50% of the operating results of CSJ for the months of July 2001 through January 2002 and 100% of the operating results of CSJ for the months of February through August 2002. Included in Cabot’s consolidated results for fiscal 2003 is 100% of the operating results of CSJ for the months September 2002 through September 2003. Cabot no longer reports the results of CSJ on a one-month lag. The additional month of operating profit was approximately $1 million.

      The fair value of the assets acquired and liabilities assumed represents the 50% of CSJ purchased. The following table summarizes the purchased half of the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash Paid	$99
Cash and cash equivalents	$10
Accounts and notes receivable	14
Inventory	42
Other current assets	1
Property, plant and equipment	23
Other long term assets	12

Fair value of assets acquired	$102

Notes payable to banks	$24
Accounts payable and accruals	8
Long-term debt	30
Other long-term liabilities	11

Fair value of liabilities assumed	$73

Fair value of net assets acquired	$29

Recorded goodwill	$70

      In accordance with FAS No. 142, goodwill recorded as a result of the acquisition will not be amortized, but is tested for impairment at least annually. Cabot recorded $6 million of identifiable intangible assets primarily comprised of patented and unpatented technology. These intangible assets are being amortized on a straight-line basis over useful lives ranging from two to ten years. The weighted average amortization period for the intangible assets recognized as a result of the acquisition is nine years. No residual value is estimated for the assets.

      Assuming Cabot owned 100% of CSJ for all periods presented, the following table would be the unaudited pro forma consolidated operating results for fiscal 2002 and 2001:

	September 30

	2002	2001

(Dollars in millions, except per share amounts)
Total Revenues	$1,584	$1,791
Net Income	104	130
Net Income per share
Basic	$1.73	$2.04
Diluted	$1.47	$1.74

      The goodwill recorded in the CSJ acquisition was not deductible for tax purposes.

      The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place in fiscal 2001 or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs which may occur as a result of the integration and consolidation of CSJ.

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

      In March 2001, Cabot exercised an option to purchase 1 million shares of Angus & Ross Plc common stock. In May 2001, Cabot purchased an additional 4 million shares of Angus & Ross Plc common stock. The total purchase price of the 5 million shares was $1 million. The purchase of the additional 4 million shares increased Cabot’s ownership in Angus & Ross Plc to approximately 21%. In August 2002, Cabot purchased an additional 850,000 shares for a nominal amount. Cabot’s ownership in Angus and Ross Plc decreased to approximately 14% in fiscal 2003 due to an increase in outstanding shares of Angus and Ross Plc.

Note C.     Discontinued Operations

      In fiscal 2003, Cabot recorded insurance recovery proceeds of $7 million, related to various businesses that Cabot had presented as discontinued businesses in previous years. The receipt, net of $2 million of taxes, is classified as income from operations of a discontinued business in the consolidated statements of income.

      In fiscal 2002, Cabot recorded insurance recovery proceeds of $2 million from various discontinued businesses, including $1 million from the disposed liquefied natural gas (LNG) business. The receipt, net of $1 million of taxes, is classified as income from operations of a discontinued business in the consolidated statements of income.

      In fiscal 2001, Cabot received additional cash proceeds of $5 million from the LNG sale. The receipt, net of $2 million of taxes, is classified as a gain on sale of business in the discontinued operations section of the fiscal 2001 consolidated statement of income.

Note D.     Inventories

      Inventories, net of LIFO reserves, were as follows:

	September 30

	2003	2002

(Dollars in millions)
Raw materials	$129	$120
Work in process	155	156
Finished goods	159	124
Other	42	35

Total	$485	$435

      Inventories valued under the LIFO method comprised approximately 28% and 29% of 2003 and 2002 total inventory, respectively. At September 30, 2003 and 2002, the LIFO reserve recorded was $71 million and $85 million, respectively. There were no significant liquidations of LIFO layers of inventories in 2003, 2002 or 2001. Other inventory is comprised of spare parts and supplies.

Note E.     Investments

      At September 30, 2003 and 2002, investments in common stock accounted for using the equity method amounted to $50 million and $48 million, respectively. Dividends received from equity affiliates were $3 million in 2003 and 2002, and $11 million in 2001. CSJ was a 50% joint venture in the Supermetals segment until February 8, 2002 when Cabot purchased the remaining 50% interest and the subsidiary was consolidated. Other equity affiliates consist of several joint ventures in the Chemical Business segment.

      The results of operations and financial position of CSJ for the periods as an equity affiliate and Cabot’s other equity-basis affiliates are summarized below:

	Cabot Supermetals Japan			Other Equity Affiliates

	September 30			September 30

	2003	2002*	2001	2003	2002	2001

(Dollars in millions)
Condensed Income Statement Information:
Net sales	$—	$58	$209	$212	$471	$475
Gross profit	—	11	64	49	181	173
Net income	—	2	30	13	23	18
Condensed Balance Sheet Information:
Current assets	$—	$—	$147	$122	$193	$171
Non-current assets	—	—	53	139	322	337
Current liabilities	—	—	77	100	143	153
Non-current liabilities	—	—	66	51	254	245
Net assets	—	—	57	110	118	110

*	Equity affiliate results for the period July 1, 2001 through February 8, 2002.

      Other investments of $27 million include $2 million of cost based investments and $25 million of available-for-sale equity securities at September 30, 2003. At September 30, 2002, other investments of $32 million include $2 million of cost based investments and $30 million of available-for-sale equity securities.

Dividends received from available-for-sale equity securities were zero in 2003 and $1 million in 2002 and 2001. The cost and fair value of available-for-sale equity securities included in other investments are summarized as follows:

	September 30

	2003	2002

(Dollars in millions)
Cost	$12	$33
Cumulative unrealized holding gains	12	—
Foreign currency translation adjustment on foreign denominated securities	1	(3)

Fair value	$25	$30

      In fiscal 2003, Cabot recorded a pre-tax impairment charge of $22 million related to the decline in the fair value of two investments. See further discussion in Note Q. In fiscal 2003, subsequent to recording the impairment charge on available-for-sale securities an unrealized gain of $8 million, net of deferred tax of $4 million, was recorded in accumulated other comprehensive income in stockholders’ equity. In fiscal 2002, an unrealized loss was recorded in accumulated other comprehensive income in stockholders’ equity of $6 million, net of deferred tax of $3 million. In fiscal 2001, an unrealized holding gain of $2 million was recorded in accumulated other comprehensive income in stockholders’ equity, net of deferred taxes of $4 million. Foreign currency translation adjustments on foreign securities are included in accumulated other comprehensive income within stockholders’ equity.

      In fiscal 2003, Cabot received $35 million of proceeds from the sale of an equity interest in an investment. The investment had a carrying value of zero and the $35 million of proceeds were recorded as other income on the consolidated statement of income.

Note F.     Property, Plant & Equipment

      Property, plant and equipment is summarized as follows:

	2003	2002

	September 30

(Dollars in millions)
Land and improvements	$56	$51
Buildings	352	323
Machinery and equipment	1,567	1,415
Other	90	90
Construction in progress	137	161

Total property, plant and equipment	2,202	2,040
Less: accumulated depreciation	(1,289)	(1,151)

Net property, plant and equipment	$913	$889

      Depreciation expense was $134 million, $108 million and $111 million for fiscal 2003, 2002 and 2001, respectively.

Note G.     Goodwill and Other Intangible Assets

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

      At September 30, 2003 and 2002, Cabot had goodwill balances of $110 million and $105 million, respectively. During the first quarter of 2002, Cabot acquired shares of certain minority interest shareholders in the Chemical Business segment, resulting in $5 million of additional goodwill. During the second quarter of 2002, Cabot acquired the remaining 50% of the shares in CSJ in the Supermetals segment, resulting in $70 million of additional goodwill.

      The carrying amount of goodwill attributable to each reportable operating segment with goodwill balances and the changes in those balances during the year ended September 30, 2003 are as follows:

	Chemical
	Business	Supermetals	Total

(Dollars in millions)
Balance at September 30, 2002	$22	$83	$105
Foreign exchange translation adjustment	1	5	6
Adjustment to goodwill	—	(1)	(1)

Balance at September 30, 2003	$23	$87	$110

      The $1 million adjustment to Supermetals goodwill is due to changes in the allocation of the purchase price of CSJ. Certain contingencies that existed at the date of acquisition are in the process of being resolved and may effect the allocation of the purchase price in the future.

      Cabot does not have any indefinite-lived intangible assets. At September 30, 2003 and 2002, Cabot had $9 million and $8 million, of finite-lived intangible assets, including related accumulated amortization of $6 million and $5 million, respectively. The intangible assets at September 30, 2003 are comprised of $7 million of patents, $1 million for other intellectual property and $1 million for a minimum pension liability adjustment, with related accumulated amortization of $5 million for patents and $1 million for other intellectual property. Intangible assets are amortized over their estimated useful lives, which range from two to fifteen years, with a weighted average amortization period of ten years. Amortization expense is estimated to be approximately $1 million in each of the next five years.

      If FAS No. 142 had been adopted in the prior periods, Cabot’s pro forma net income and pro forma net income per common share for the year ended September 30, 2001 would have been:

Year Ended
September 30, 2001

(Dollars in millions, except per share amounts)
Net income available for common shares — as reported	$121
Goodwill amortization, net of tax benefit	2

Net income available for common shares — pro forma	$123
Net income per common share — pro forma:
Basic	$1.98
Diluted	$1.69

Note H.     Asset Retirement Obligations

      In May 2003, Cabot announced the anticipated closure of its carbon black manufacturing facility in Zierbena, Spain. The facility is located on leased land and Cabot is required to perform site remediation and restoration activities as a condition of the lease agreement. Cabot has recorded a $7 million current liability for these costs, to be paid over the next eighteen months.

      The following is a description of the changes to the Company’s asset retirement obligations from October 1, 2002 through September 30, 2003:

(Dollars in millions)
Asset retirement obligation — October 1, 2002	$—
Additions	7

Asset retirement obligation — September 30, 2003	$7

Note I.     Accounts Payable & Accrued Liabilities

      Accounts payable and accrued liabilities consisted of the following:

	2003	2002

	September 30

(Dollars in millions)
Accounts payable	$144	$122
Accrued employee compensation	30	30
Accrued restructuring	19	—
Other accrued liabilities	85	80

Total	$278	$232

Note J.     Debt

      Long-term debt is summarized below:

	2003	2002

	September 30

(Dollars in millions)
Fixed Rate Notes (stated rate):
Notes due 2002 - 2022, 8.1%	$66	$67
Notes due 2004 - 2011, 7.1%	92	90
Notes due 2027, 7.3%	8	8
Note due 2027, put option 2004, 6.6%	1	1
Notes due 2005 - 2018, 7.0%	62	64

Total medium-term notes	229	230
Guarantee of ESOP notes, due 2013, 8.3%	48	51
Yen notes due 2004 - 2006, 1.5% to 2.1%	18	28
Note due 2013, 5.25%, net of discount	174	-
Other, due beginning in 2002, 6.0% to 15.5%	3	5
Variable Rate Notes (end of year rate):
Yen notes due 2005 - 2006, 0.5% to 0.7%	—	39
Euro note due 2003, 4.0%	—	147
Yen note due 2006, 0.97%	84	—

	556	500
Less: current portion of long-term debt	(40)	(5)

Total long-term debt	$516	$495

      On September 24, 2003, a Cabot subsidiary completed a $175 million bond issuance with a fixed coupon rate of 5.25%. The functional currency of this subsidiary is the Euro. The notes are due September 1, 2013, with interest on the notes payable on March 1 and September 1 of each year, beginning on March 1, 2004. A discount of approximately $1 million was recorded at inception of the issuance and will be amortized over the life of the notes. Amortization of the discount was nominal for fiscal 2003. The $175 million bond proceeds were used to pay off the Cabot subsidiary’s November 2000 borrowing of 150 million Euro from institutional lenders.

      On February 8, 2002, Cabot acquired the remaining 50% ownership of CSJ from its joint venture partner (See Note B.) On the date of acquisition, CSJ had notes payable to banks of $48 million and long-term debt of $60 million from institutional lenders denominated in Japanese yen. In the fourth quarter of fiscal 2002, CSJ borrowed an additional 700 million yen ($6 million) in the form of bank note. As of September 30, 2002, the outstanding balance of these notes payable to banks was $36 million. Because the notes payable to banks have renewable one-year terms, they are classified as current liabilities on the consolidated balance sheet. In fiscal 2003, all of the notes payable to banks were repaid.

      The long-term debt of CSJ is payable in Japanese yen and mature on various dates in fiscal years 2005 through 2006. In fiscal 2003, Cabot repaid $51 million of the CSJ long-term debt. The principal balance on the long-term debt was approximately $18 million and $28 million at September 30, 2003 and 2002, respectively. The weighted average maturity of the long-term debt is two years with a weighted average interest rate of 1.7%.

      In 2003, Cabot refinanced most of its yen based borrowing that were assumed during the fiscal 2002 acquisition of CSJ. Associated with the refinancing, Cabot entered into a new 9.3 billion yen ($84 million) term loan agreement that matures in fiscal 2006. This new loan is based in yen and bears interest at yen-LIBOR (0.07% at September 30, 2003) plus 0.9%.

      During 2001, Cabot entered into a $250 million revolving credit loan facility at floating interest rates, replacing a $300 million revolving credit and term loan facility. Commitment fees are based on both the used and unused portions of the facility. The facility is available through July 13, 2006. No amounts were outstanding under the revolving credit facility at September 30, 2003 or 2002.

      The 9.3 billion yen term loan and the revolving credit loan facility agreements contain specific covenants. The covenants include financial covenants for certain maximum indebtedness limitations and minimum cash flow requirements, that would limit the amount available for future borrowings.

      In September 1998, Cabot filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission covering $500 million of debt securities. The securities registered under the 1998 shelf registration statement included the amount of unsold securities registered for sale under a shelf registration statement filed with the SEC in 1992. There were $400 million of debt securities available for sale under the 1998 shelf registration at September 30, 2003 and 2002. At September 30, 2003 and 2002, there were $229 million and $230 million respectively, of medium-term notes outstanding under Cabot’s shelf registration. In fiscal 2003, 2002 and 2001 Cabot repurchased zero, $23 million and $57 million respectively, of these medium-term notes. The weighted average maturity of the total outstanding medium-term notes is eight years with a weighted average interest rate of 7.4%.

      Included in the 8.1% medium-term notes outstanding balances of $66 million and $67 million are zero and $1 million of mark-to-market swap valuations related to Cabot’s fixed-to-variable interest rate swaps at September 30, 2003 and 2002, respectively.

      Included in the 7.1% medium-term notes outstanding balances of $92 million and $90 million are $2 million and zero of mark-to-market swap valuations related to Cabot’s fixed-to-variable interest rate swaps at September 30, 2003 and 2002, respectively.

      Included in the 7.0% medium-term notes outstanding balances of $62 million and $64 million are $2 million and $4 million of mark-to-market swap valuations related to Cabot’s fixed-to-variable interest rate swaps at September 30, 2003 and 2002, respectively.

      In November 1988, Cabot’s Employee Stock Ownership Plan (ESOP) borrowed $75 million from an institutional lender in order to finance its purchase of 75,000 shares of Cabot’s Series B ESOP Convertible Preferred Stock. This debt bears interest at 8.3% per annum and is to be repaid in equal quarterly installments through December 31, 2013. Cabot, as guarantor, has reflected the outstanding balance of $48 million and $51 million as a liability in the consolidated balance sheet at September 30, 2003 and 2002, respectively. An equal amount, representing deferred employee benefits, has been recorded as a reduction to stockholders’ equity.

      The aggregate principal amounts of long-term debt due in each of the five years from fiscal 2004 through 2008 and thereafter are as follows:

September 30
2003

(Dollars in millions)
2004	$40
2005	22
2006	118
2007	38
2008	4
Thereafter	334

Total	$556

      The weighted-average interest rate on notes payable to banks of $8 million and $40 million was approximately 2.6% and 1.4% as of September 30, 2003 and 2002, respectively.

      At September 30, 2003, Cabot had provided standby letters of credit totaling $12 million, which expire in fiscal 2004.

Note K.     Financial Instruments

      As part of the $175 million bond issuance in September 2003, the Cabot subsidiary also entered into a ten-year contract with a notional amount of $140 million to swap U.S. dollars to Euros. This cross currency swap has been designated as a foreign currency cash flow hedge. This swap hedges the variability of the cash flows on 80% of the debt issuance, due to changes in the exchange rates over the life of the debt instrument. Changes in the value of the effective portion of the cash flow hedge are reported in other comprehensive income (loss), while the ineffective portion is reported in earnings. There was no charge to earnings for the period ended September 30, 2003. This swap had a fair value of ($6) million on September 30, 2003 and is included in other liabilities.

      In September of 2003, the Cabot subsidiary swapped the remaining 20% of the bond issuance ($35 million). The Cabot subsidiary swapped the fixed rate coupon of 5.25% to six-month U.S. LIBOR plus a spread of 62 basis points. The variable interest rate resets with the terms of the bond coupon payments. This swap has been designated as a fair value hedge. This swap had a fair value of zero on September 30, 2003. Additionally, the subsidiary swapped the $35 million U.S. dollars at variable interest rates to Euros at variable interest rates. This swap has been designated as a fair value hedge. Changes in the fair value of this swap will be recorded in earnings. These changes will be offset by the remeasurement of the debt at current exchange rates. The interest rates swaps were determined to be highly effective and a nominal amount of ineffectiveness was recorded in earnings during the period ended September 30, 2003. This swap had a fair value of ($1) million on September 30, 2003 and is included in other liabilities.

      As part of the CSJ acquisition, Cabot assumed variable rate debt that was economically hedged with interest rate swaps. In October 2002, Cabot refinanced the underlying variable rate debt and the interest rate swaps were terminated. These swaps had a fair value of ($1) million on September 30, 2002 and were included in other liabilities.

      During fiscal 2003, Cabot began using both yen based debt and cross currency swaps to hedge its net investment in Japanese subsidiaries against adverse movements in exchange rates. On October 24, 2002, Cabot entered into a 9.3 billion yen ($84 million) three-year term loan agreement with a group of banks to refinance existing debt at CSJ. In November 2002, Cabot entered into two three-year cross currency swaps. Cabot swapped $41 million at three-month U.S. LIBOR interest rates for 5 billion Japanese yen at three-month yen LIBOR interest rates. Cabot is also entitled to receive semi-annual interest payments on $41 million at three-month U.S. dollar LIBOR interest rates and is obligated to make semi-annual interest payments on 5 billion yen at three-month Japanese yen LIBOR interest rates. The cross currency swaps reduce Cabot’s interest rate by one percentage point on the notional amount of $41 million as of September 30, 2003. Included in other liabilities at September 30, 2003 is $4 million related to the fair value of the cross currency swaps and $9 million related to the cumulative translation differences in Cabot’s yen denominated debt.

      Effectiveness of these hedges is based on changes in the spot foreign exchange rates and the balance of Cabot’s yen denominated net investments. The changes in value of the yen based debt and of the cross currency swaps, totaling $13 million for the twelve months ended September 30, 2003, have been recorded as a foreign currency translation loss in accumulated other comprehensive income (loss), offsetting foreign currency translation gains of Cabot’s yen denominated net investments. Net losses recorded in earnings representing the amount of the hedges’ ineffectiveness for the period were nominal.

      In connection with the 9.3 billion yen ($84 million) term loan, Cabot entered into two interest rate swaps with an aggregate notional amount of 9.3 billion yen ($84 million). The swaps are variable-for-fixed swaps of the quarterly interest payments on the related debt and mature in fiscal 2008. The swaps have been designated as cash flow hedges. These swaps hedge the variability of the cash flows caused by changes in interest rates over the life of the debt instrument. Changes in the value of the effective portion of cash flow hedges are reported in other comprehensive income (loss), while the ineffective portion is reported in earnings. The swaps had a fair value of $1 million on September 30, 2003 and are included in other assets.

      In October 2001, Cabot entered into four fixed-to-variable interest rate swaps in an aggregate notional amount of $97 million. The swaps have been designated as fair value hedges. The swaps hedge the change in the fair value of $97 million of Cabot’s fixed rate medium term notes due to changes in interest rates. The interest rate swaps and the medium term notes they hedge mature on various dates through February 2007. The fair values of the derivative instruments are recorded as other assets in the consolidated balance sheet. A corresponding increase to long-term debt of approximately $4 million was recorded for the change in the fair value of the debt at September 30, 2003. The interest rate swaps were determined to be highly effective and no amount of ineffectiveness was recorded in earnings during the period ended September 30, 2003. These swaps had a fair value of $4 million and $5 million on September 30, 2003 and 2002, respectively and are included in other assets.

Note L.     Fair Value of Financial Instruments

      The carrying amounts and fair values of the Company’s financial instruments at September 30, 2003 and 2002 are as follows:

	2003		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

(Dollars in millions)
Assets:
Cash, cash equivalents and investments	$247	$247	$159	$159
Foreign exchange contracts	2	2	—	—
Fair value hedge interest rate swaps	4	4	5	5
Cash flow hedge interest rate swaps	1	1	—	—
Liabilities:
Notes payable to banks — short-term	$8	$8	$40	$40
Long-term debt — fixed rate	472	514	314	351
Long-term debt — floating rate	84	84	186	186
Cross currency net investment hedges	4	4	—	—
Foreign currency fair value hedge	1	1	—	—
Foreign currency cash flow hedge	6	6	—	—
Cash flow hedge interest rate swaps	—	—	1	1

      At September 30, 2003 and 2002, the fair values of cash, cash equivalents, and notes payable to banks approximated carrying values because of the short-term nature of these instruments. The estimated fair values of the derivative instruments disclosed above are estimated based on the amount that Cabot would receive or pay to terminate the agreements at the respective year-ends. The derivative instruments are carried at fair value. The fair value of Cabot’s fixed rate long-term debt is estimated based on quoted market prices at the end of each fiscal year. The carrying amounts of Cabot’s floating rate long-term debt approximate their fair value. Considerable judgement is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cabot could realize in a current market exchange.

Note M.     Employee Benefit Plans

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

Defined Contribution Plans

Retirement Savings Plan

      The RSP is a defined contribution plan, which encourages long-term systematic savings and provides funds for retirement or possible earlier needs. The RSP has two components, a 401(k) plan and an Employee Stock Ownership Plan.

401(k)

      The 401(k) plan allows an eligible participant to contribute a percentage of his or her eligible compensation on a before-tax basis or an after-tax basis. For employees not subject to a collective bargaining agreement, Cabot makes a matching contribution of 75% of a participant’s eligible before-tax or after-tax contribution up to 7.5% of the participant’s eligible compensation. This matching contribution is in the form of Cabot stock and is made on a quarterly basis.

Employee Stock Ownership Plan

      All regular employees of Cabot and its participating subsidiaries in the U.S., except employees of the Supermetals business subject to collective bargaining agreements, are eligible to participate in the ESOP. Under the ESOP, which is 100% Company funded, Cabot allocates 742.6 shares of convertible preferred stock to participant accounts on a quarterly basis. The allocation is generally between 4% and 8% of a participant’s compensation. The allocation to each participant is based on the value of Cabot’s preferred stock, the number of shares allocated as dividends, and the total eligible compensation. If the amount of the participant allocation were to fall below 4%, Cabot would make an additional contribution to bring the total value to 4% for the participant. At September 30, 2003, 22,302 shares have been allocated to participants, 743 shares have been released and will be allocated in fiscal 2004, and 30,445 shares are unallocated. The ESOP is accounted for in compliance with SOP 76-3, “Accounting Practices for Certain Employee Stock Ownership Plans”.

      In November 1988, Cabot placed 75,336 shares of its Series B ESOP Convertible Preferred Stock in the ESOP for cash at a price of $1,000 per share. Each share of the Series B ESOP Convertible Preferred Stock is convertible into 146.4 shares of Cabot’s common stock, subject to certain events and anti-dilution adjustment provisions, and carries voting rights on an “as converted” basis. The trustee for the ESOP has the right to cause Cabot to redeem shares sufficient to provide for periodic distributions to plan participants. Cabot has the option to redeem the shares for $1,000 per share, convert the shares to common stock, or a combination thereof.

      The issued shares of Series B ESOP Convertible Preferred Stock receive preferential and cumulative quarterly dividends and are ranked as to dividends and liquidation prior to Cabot’s Series A Junior Participating Preferred Stock and common stock. For purposes of calculating diluted earnings per share, the Series B ESOP Convertible Preferred Stock is assumed to be converted to common stock based on the conversion rate. At September 30, 2003, 8 million shares of Cabot’s common stock were reserved for conversion of the Series B ESOP Convertible Preferred Stock.

      Cabot is the guarantor for the outstanding debt held by the ESOP (See Note J). Cabot contributed $3 million in 2003 and 2002 and $2 million in 2001 to the ESOP to service the debt. Dividends on ESOP shares used for debt services were $4 million in 2003 and 2002 and $5 million in 2001. In addition, actual interest incurred on debt associated with the ESOP was $4 million in 2003 and 2002 and $5 million in 2001.

      Cabot recognized expenses related to all defined contribution plans in the amounts of $6 million in 2003, $7 million in 2002, and $6 million in 2001.

Defined Benefit Plans

      Defined benefit plans provide pre-determined benefits to employees to be distributed for future use upon retirement. Cabot’s defined benefit plans are primarily pension plans. At September 30, 2003, Cabot has pension obligations exceeding assets by $83 million. Cabot is making all contributions required for each plan. Cabot has accrued $3 million of this liability.

      Measurement of defined benefit pension expense is based on assumptions used to value the defined benefit pension liability at the beginning of the year. The CBP and certain foreign pension plans use the straight-line method of amortization over five years for the unrecognized net gains and losses. In fiscal 2003 and 2002, Cabot used a June 30 measurement date for all plan obligations and assets.

Cash Balance Plan

      The CBP is a U.S. defined benefit plan in which participants accrue benefits in the form of account balances, with a defined or guaranteed rate of return and defined notional contributions. While Cabot does not make actual cash contributions into participants’ accounts, the plan meets its obligations through the plan assets. The notional contributions take the form of pay-based credits, which are computed as a percentage of eligible pay, and credited quarterly to an account balance for each participant. Interest is credited quarterly based on the average one-year Treasury bill rate for the month of November in the preceding calendar year. Cabot’s obligation to contribute to the plan is a function of the fair value of plan assets, expected returns and Cabot’s projected benefit obligations and their timing.

      Cabot provides similar benefits to employees in foreign locations through several other foreign defined benefit plans.

Plan Assets

      The assets of the worldwide defined benefit pension plans are comprised principally of investments in equity securities and government bonds.

Cabot Supermetals Japan

      Cabot assumed the liability for the retirement obligations of Showa Denko KK employees who transferred to CSJ as of February 8, 2002 (See Note B). The amount of the liability and assets assumed are presented in the reconciliation of benefit obligations and plan assets as business combinations.

Postretirement Benefit Plans

      Cabot also has postretirement benefit plans that provide certain health care and life insurance benefits for retired employees. Typical of such plans, the Cabot postretirement benefit plans are unfunded. Cabot funds the plans as claims or insurance premiums come due, as plans are not required to have assets for this obligation. The current accumulated benefit obligation for postretirement benefit plans is $121 million. Cabot has, however, accrued $89 million for this liability at September 30, 2003.

      Measurement of postretirement benefit expense is based on assumptions used to value the postretirement benefit liability at the beginning of the year. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The current weighted-average assumed health care cost trend rate is 10.7% and the ultimate weighted-average health care cost trend rate of 5.1% is expected to be achieved in fiscal 2009. A one percentage point change in the 2003 assumed health care cost trend rate would have the following effects:

	1-Percentage-Point

	Increase	Decrease

(Dollars in millions)
Effect on total of service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$7	$(3)

      The following provides a reconciliation of benefit obligations, plan assets, the funded status, and weighted-average assumptions of the defined benefit pension and postretirement benefit plans:

	Pension		Postretirement
	Benefits		Benefits

	Years Ended September 30

	2003	2002	2003	2002

(Dollars in millions)
Change In Benefit Obligation:
Benefit obligation at beginning of year	$258	$233	$115	$95
Service cost	10	12	2	8
Interest cost	16	15	7	7
Plan participants’ contribution	1	—	1	1
Amendments	—	1	—	—
Foreign currency exchange rate changes	21	7	1	—
Loss from changes in actuarial assumptions	34	1	5	12
Benefits paid	(19)	(20)	(8)	(8)
Business combinations	—	9	—	—
Termination benefits	2	—	—	—
Settlements	—	—	(2)	—

Benefit obligation at end of year	$323	$258	$121	$115

Change In Plan Assets:
Fair value of plan assets at beginning of year	$244	$256	$—	$—
Actual return on plan assets	(12)	(12)	—	—
Employer contribution	9	10	7	7
Plan participants’ contribution	1	—	1	1
Foreign currency exchange rate changes	15	8	—	—
Benefits paid	(18)	(20)	(8)	(8)
Business combinations	—	2	—	—
Termination benefits	1	—	—	—

Fair value of plan assets at end of year	$240	$244	$—	$—

Funded status	$(83)	$(14)	$(121)	$(115)
Unrecognized transition amount	(1)	(1)	—	—
Unrecognized prior service cost	7	7	(2)	(2)
Unrecognized net loss	63	1	32	28
Fourth quarter contributions	11	—	2	2

Recognized liability	$(3)	$(7)	$(89)	$(87)

Amounts Recognized in the Consolidated
Balance Sheets Consist of:
Prepaid benefit cost	$8	$19	$—	$—
Accrued benefit liabilities	(53)	(37)	(89)	(87)
Intangible asset	1	1	—	—
Accumulated other comprehensive loss	41	10	—	—

Net amount recognized	$(3)	$(7)	$(89)	$(87)

          Weighted-Average Rates:

	2003	2002	2003	2002
Assumptions as of September 30
Discount rate	5.2%	6.2%	5.5%	6.7%
Expected rate of return on plan assets	6.9%	8.2%	N/A	N/A
Assumed rate of increase in compensation	4.0%	4.1%	N/A	N/A
Assumed annual rate of increase in health care benefits	N/A	N/A	10.7%	11.5%

      The termination benefits, accounted for under FAS No. 88, “Employers’ Accounting for Settlements and Curtailments for Defined Benefit Pension Plans and for Termination Benefits”, for fiscal 2003 represent special termination benefits for retired employees in two foreign defined benefit pension plans.

      The settlement recorded in fiscal 2003 for postretirement benefits represents the termination of a foreign plan for certain participants as well as a decrease in the percentage of employer participation for the remaining participants in this foreign plan.

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

      Net periodic defined benefit pension and other postretirement benefit costs include the following components:

				Postretirement
	Pension Benefits			Benefits

	Years Ended September 30

	2003	2002	2001	2003	2002	2001

(Dollars in millions)
Service cost	$10	$12	$8	$2	$8	$1
Interest cost	16	15	14	7	7	6
Expected return on plan assets	(20)	(20)	(19)	—	—	—
Amortization of transition asset	—	(1)	(1)	—	—	—
Recognized losses (gains)	1	(2)	(3)	1	1	1
Settlements or termination benefits	2	1	—	(2)	—	(3)

Net periodic benefit cost (benefit)	$9	$5	$(1)	$8	$16	$5

      For those plans where the accumulated benefit obligation exceeded the related fair value of plan assets, the accumulated benefit obligation and fair value of plan assets for Cabot’s pension benefits are as follows:

	2003	2002

Accumulated benefit obligation	$158	$47
Fair value of plan assets	$109	$39

      For those plans where the projected benefit obligation exceeded the related fair value of plan assets, the projected benefit obligation and fair value of plan assets for Cabot’s pension benefits are as follows:

	2003	2002

Projected benefit obligation	$312	$95
Fair value of plan assets	$227	$67

Note N.     Equity Incentive Plans

      Cabot has an Equity Incentive Plan for key employees. In December 1995, the Board of Directors adopted, and in March 1996, Cabot stockholders approved, the 1996 Equity Incentive Plan. Under this plan, Cabot can make various types of stock and stock-based awards, the terms of which are determined by Cabot’s Compensation Committee. Awards under the 1996 plan have been made primarily as part of Cabot’s Long-Term Incentive Program. These awards consisted of restricted stock, which could be purchased at a price equal to 40% of the fair market value on the date of the award, or nonqualified stock options exercisable at the fair market value of Cabot’s common stock on the date of the award. Variations of the restricted stock awards were made to international employees in order to provide benefits comparable to U.S. employees. The awards generally vested on the third anniversary of the grant for participants then employed by Cabot, and the options generally expired five years from the date of grant. In November 1998, the Board of Directors adopted, and in March 1999, Cabot stockholders approved, the 1999 Equity Incentive Plan. This plan is similar to the 1996 Equity Incentive Plan with the exception of the discount price, which was established at a price equal to 30% of the fair market value on the date of the award.

      During March 2002, Cabot reserved an additional 3 million shares of common stock, increasing the shares reserved for issuance under the 1996 and 1999 plans to approximately 9 million. There are approximately 3 million shares available for future grants at September 30, 2003, under both plans. Compensation expense recognized during 2003, 2002 and 2001 for restricted stock grants was $23 million, $22 million, and $26 million, respectively. Compensation expense for 2001 includes $4 million to accelerate the vesting of restricted stock grants and stock options held by Cabot’s former Chief Executive Officer and Chief Financial Officer.

Restricted Stock

      The following table summarizes the plans’ restricted stock activity from September 30, 2000 through September 30, 2003:

		Weighted-
		Average
	Restricted	Purchase
	Stock	Price

	(Shares in thousands)
Outstanding at September 30, 2000	3,072	$8.82
Granted	1,169	9.80
Vested	(1,204)	11.36
Canceled	(113)	9.14

Outstanding at September 30, 2001	2,924	$8.22
Granted	1,149	7.54
Vested	(590)	7.82
Canceled	(281)	8.05

Outstanding at September 30, 2002	3,202	$8.08
Granted	1,229	8.09
Vested	(992)	7.14
Canceled	(323)	8.56

Outstanding at September 30, 2003	3,116	$8.33

Stock Options

      The following table summarizes the plans’ stock option activity from September 30, 2000 through September 30, 2003:

		Weighted-
		Average
	Stock	Exercise
	Options	Price

	(Options in
	thousands)
Outstanding at September 30, 2000	2,126	$15.07
Granted	284	34.87
Exercised	(437)	12.46
Canceled	(117)	15.70

Outstanding at September 30, 2001	1,856	$18.67
Granted	401	26.40
Exercised	(301)	16.57
Canceled	(102)	22.36

Outstanding at September 30, 2002	1,854	$20.48
Granted	212	28.00
Exercised	(613)	16.46
Canceled	(62)	25.89

Outstanding at September 30, 2003	1,391	$23.16

      Options outstanding at September 30, 2003, were as follows:

	Options Outstanding

				Vested Options
		Weighted-Average
					Weighted-
	Thousands		Remaining	Thousands	Average
Range of	of Options	Exercise	Contractual	of Vested	Exercise
Exercise Price	Outstanding	Price	Life Years	Options	Price

10.83 - 10.83	114	$10.83	1.11	114	$10.83
15.50 - 15.57	448	$15.54	1.21	448	$15.54
20.27 - 26.40	396	$26.21	3.49	13	$20.27
28.00 - 28.00	212	$28.00	4.60	—	$—
34.87 - 34.87	221	$34.87	2.61	—	$—

Total Options	1,391	$23.16	2.59	575	$14.71

      The estimated weighted-average fair value of the options granted during fiscal 2003, 2002 and 2001 were $8.86, $9.99, and $7.06 per option share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended September 30

	2003	2002	2001

Expected stock price volatility	46%	48%	49%
Risk free interest rate	2.2%	4.0%	4.5%
Expected life of options	4 years	3 years	3 years
Expected annual dividends	$0.52	$0.52	$0.48

Note O.     Guarantee Agreements

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

      Cabot has provided certain indemnities pursuant to which it may be required to make payments to an indemnified party in connection with certain transactions and agreements. In connection with certain acquisitions and divestitures, Cabot has provided routine indemnities with respect to such matters as environmental, tax, insurance, product and employee liabilities. In addition, in connection with various other agreements, including service and supply agreements, Cabot may provide routine indemnities for certain contingencies and routine warranties. Generally, a maximum obligation is not explicitly stated, thus the potential amount of future maximum payments cannot be reasonably estimated. The duration of the indemnities varies, and in many cases is indefinite. Cabot has not recorded any liability for these indemnities in the consolidated financial statements, except as otherwise disclosed.

Note P.     Restructuring

      In May 2003, Cabot initiated a European restructuring plan to reduce costs, enhance customer service and create a stronger and more competitive organization. The European restructuring initiatives are all related to the Chemical Business segment and included the closure of Cabot’s carbon black manufacturing facility in Zierbena, Spain, the consolidation of administrative services for all European businesses in one shared service center, the implementation of a consistent staffing model for all manufacturing facilities in Europe, and the discontinuance of two energy projects. As of September 30, 2003, Cabot expects the restructuring initiatives to result in a pre-tax charge to earnings of approximately $65 million. The $65 million of estimated charges includes approximately $31 million for severance and employee benefits, $7 million for asset retirement obligations at the Zierbena, Spain facility, $5 million for asset impairments associated with the discontinuance of an energy project, $12 million for accelerated depreciation on the Zierbena, Spain facility and $10 million for the recognition of foreign currency translation adjustments. As of September 30, 2003, Cabot recorded $46 million of European restructuring charges and expects to record an additional $9 million over the next fifteen to twenty-one months. At September 30, 2003, $10 million of foreign currency translation adjustments existed and will be recognized upon substantial liquidation of the entity. As part of the restructuring initiative, Cabot expects the employment of approximately 220 people to be terminated over this period. In addition, Cabot plans to hire employees to staff the new European shared service center.

      In fiscal 2003, Cabot initiated and completed a restructuring initiative in North America to reduce costs through a reduction in workforce. The restructuring initiative resulted in a pre-tax charge of $5 million.

      Details of the activity of the restructuring reserve during the current period are as follows:

		Charges for
	Beginning	Twelve Months		Costs	Ending
	Reserve at	Ended		Charged	Reserve at
	October 1,	September 30,		Against	September 30,
	2002	2003	Cash Paid	Assets	2003
(Dollars in millions)
Severance and employee benefits	$—	$27	$(15)	$—	$12
Asset retirement obligations	—	7	—	—	7

Total	—	34	15	—	19
Other restructuring activity
Asset impairments	—	5	—	(5)	—
Accelerated depreciation	—	12	—	(12)	—

	$—	$51	$(15)	$(17)	$19

      Included in the restructuring charge for fiscal 2003, are severance and other employee benefits of $27 million. Cabot recorded $5 million for involuntary employment terminations for 88 employees at facilities throughout North America, of which $4 million relates to the Chemical Business and $1 million relates to Supermetals. Approximately $22 million relates to voluntary employment terminations for 30 employees in Stanlow, U.K. and involuntary employment terminations for 127 employees in various other European locations in the Chemical Business.

      In the consolidated statement of operations for fiscal 2003, $36 million, $14 million and $1 million of restructuring costs were recorded in cost of goods sold, selling and administrative expenses, and research and technical expenses, respectively. As of September 30, 2003, the unpaid balance of restructuring costs is included in accrued expenses in the consolidated balance sheet.

Note Q.     Stockholders’ Equity

      The following table summarizes Cabot’s stock activity:

	Years Ended
	September 30

	2003	2002	2001

Preferred Stock (in thousands)
Beginning of year	73	75	75
Converted preferred stock	(3)	(2)	—

End of year	70	73	75

Preferred Treasury Stock (in thousands)
Beginning of year	17	16	13
Purchased preferred treasury stock	—	1	3

End of year	17	17	16

Common Stock (in millions)
Beginning of year	62	63	68
Issued common stock	2	1	2
Purchased and retired common stock	(2)	(3)	(7)
Converted preferred stock	—	1	—

End of year	62	62	63

Common Treasury Stock (in thousands)
Beginning of year	166	—	—
Issued common treasury stock	(4)	(12)	—
Purchased common treasury stock	1	178	—

End of year	163	166	—

      In May 2003, 2002 and 2001, Cabot offered a stock purchase assistance plan whereby Cabot extended credit to purchase restricted shares of Cabot Corporation common stock awarded under Cabot’s 1999 Equity Incentive Plan to those participants, in Cabot’s 2003, 2002 and 2001 Long-Term Incentive Programs. Beginning with awards granted under the 2002 Long-Term Incentive Program, Cabot’s executive officers are not eligible to participate in the stock purchase assistance plan. The full recourse notes issued in 2003, 2002 and 2001 bear interest at 5.5% per annum on a principal amount of up to 30% of the aggregate fair market value of such purchased stock on the day of grant. Interest is payable quarterly and principal is due on various dates through 2006. At September 30, 2003, 2002 and 2001, the balance of notes receivable for restricted stock was $21 million, $23 million and $23 million, respectively.

      In May 2002, the Board of Directors authorized Cabot to purchase up to 12.6 million shares of Cabot Corporation common stock, superceding the authorization approved in September 2000 to repurchase up to 10 million shares. Approximately 11 million shares have been repurchased pursuant to this and prior authorizations during the three fiscal years ended September 30, 2003.

      In fiscal 2002, the Company purchased shares of Cabot’s common stock to be held in treasury for use in the Supplemental Executive Retirement Plan (SERP). The SERP is a non-qualified plan which is intended to provide supplemental benefits to highly compensated employees who are otherwise limited by Internal Revenue Service (IRS) benefit maximums. Contributions to the plan are generally based on pay in excess of the IRS maximum and the RSP match and ESOP formula described in Note M. Effective January 1, 2002, participants receive distributions of their vested account balance in the form of shares of Cabot common stock.

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

      During 2003, 2002 and 2001, Cabot paid cash dividends of $77.50 per share of Series B ESOP preferred stock and $0.54, $0.52 and $0.48, respectively, per share of common stock.

Comprehensive Income

      The pre-tax, tax, and after-tax effects of the components of other comprehensive income (loss) are shown below:

	Years Ended September 30

	Pre-tax	Tax	After-tax
(Dollars in millions)
2001
Foreign currency translation adjustments	$(26)	$—	$(26)
Unrealized holding gain arising during the period on marketable equity securities	6	(4)	2

Other comprehensive loss	$(20)	$(4)	$(24)

2002
Foreign currency translation adjustments	$11	$—	$11
Unrealized holding loss arising during the period on marketable equity securities	(9)	3	(6)
Minimum pension liability adjustment	(10)	3	(7)

Other comprehensive income (loss)	$(8)	$6	$(2)

2003
Foreign currency translation adjustments	$63	$—	$63
Unrealized holding gain arising during the period on marketable equity securities	12	(4)	8
Unrealized holding loss arising during the period on derivative instruments	(1)	—	(1)
Minimum pension liability adjustment	(32)	10	(22)

Other comprehensive income	$42	$6	$48

      During fiscal 2003, Cabot recorded a pre-tax impairment charge of $22 million because of a significant decline in the fair market value of two investments during the first six months of fiscal 2003. This decline in fair market value was deemed to be other than temporary and the impairment charge was recorded in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The loss was recognized and the book value of these two investments was reduced from $34 million to $12 million. Since the date of the impairment, the fair market value of these investments increased and Cabot has recorded a pre-tax unrealized gain on investments of $12 million.

      The balance of related after-tax components comprising accumulated other comprehensive income (loss) are summarized below:

	2003	2002

	September 30

(Dollars in millions)
Foreign currency translation adjustments	$(57)	$(120)
Unrealized holding gain on marketable equity securities	8	—
Unrealized holding loss on derivative instruments	(1)	—
Minimum pension liability adjustment	(29)	(7)

Accumulated other comprehensive loss	$(79)	$(127)

Note R.     Earnings per Share

      Basic and diluted earnings per share (EPS) were calculated as follows:

	Years Ended September 30

	2003	2002	2001
(Dollars in millions, except per share amounts)
Basic EPS:
Income available to common shares (numerator)	$77	$103	$121

Weighted-average common shares outstanding	62	62	65
Less: contingently issuable shares(a)	(3)	(3)	(3)

Adjusted weighted-average shares (denominator)	59	59	62

Basic EPS	$1.32	$1.76	$1.94

Diluted EPS:
Income available to common shares	$77	$103	$121
Dividends on preferred stock	3	3	3

Income available to common shares plus assumed conversions (numerator)	$80	$106	$124

Weighted-average common shares outstanding	62	62	65
Effect of dilutive securities:
Assumed conversion of preferred stock	8	8	9
Assumed conversion of incentive stock options(b)	—	1	—

Adjusted weighted-average shares (denominator)	70	71	74

Diluted EPS	$1.14	$1.50	$1.66

(a)	Represents restricted stock issued under Cabot Equity Incentive Plans.

(b)	At September 30, 2003 and 2002, 0.8 million and 0.3 million, respectively, of options to purchase shares of common stock outstanding were not included in the calculation of diluted earnings per share because those options’ exercise price was greater than the average market price of common shares. At September 30, 2001, the average fair value of Cabot’s stock price exceeded the exercise prices of all options outstanding. As a result, all options outstanding have been included in the calculation of diluted earnings per share.

Note S.     Income Taxes

      Income before income taxes was as follows:

	Years Ended
	September 30

	2003	2002	2001

(Dollars in millions)
Income from continuing operations:
Domestic	$38	$68	$66
Foreign	56	66	84

	94	134	150

Discontinued Operations:
Income from operations of discontinued businesses	7	2	—
Gain on sale of business	—	—	5

	7	2	5

Total	$101	$136	$155

      Taxes on income consisted of the follows:

	Years Ended
	September 30

	2003	2002	2001

(Dollars in millions)
U.S. federal and state:
Current	$21	$9	$17
Deferred	(18)	2	(2)

Total	3	11	15

Foreign:
Current	27	25	29
Deferred	(13)	(6)	(2)

Total	14	19	27

Total U.S. and foreign	17	30	42

Discontinued Operations:
Income from operations of discontinued businesses	2	1	—
Gain on sale of business	—	—	2

Total Discontinued Operations	2	1	2

Total	$19	$31	$44

      The provision for income taxes at Cabot’s effective tax rate differed from the provision for income taxes at the statutory rate as follows:

	Years Ended
	September 30

	2003	2002	2001

(Dollars in millions)
Continuing Operations:
Computed tax expense at the federal statutory rate	$33	$46	$53
Foreign income:
Impact of taxation at different rates, repatriation and other	(9)	(13)	(13)
Impact of foreign losses for which a current tax benefit is not available	4	6	1
State taxes, net of federal effect	—	—	2
Extraterritorial income exclusion/foreign sales corporation	(7)	(8)	(2)
U.S. and state benefits from research and experimentation activities	(2)	(2)	(1)
Other, net	(2)	1	2

Total Continuing Operations	17	30	42

Discontinued Operations:
Income from operations of discontinued businesses	2	1	—
Gain on sale of businesses	—	—	2

Total Discontinued Operations	2	1	2

Provision for income taxes	$19	$31	$44

      Significant components of deferred income taxes were as follows:

	September 30

	2003	2002

(Dollars in millions)
Deferred tax assets:
Depreciation and amortization	$45	$30
Pension and other benefits	74	73
Environmental matters	10	11
Certain charges	13	6
Investments	8	12
Inventory	23	15
Deferred revenue	5	—
Net operating loss and other tax carryforwards	30	23
Other	20	20

Subtotal	228	190
Valuation allowances	(19)	(19)

Total deferred tax assets	$209	$171

Deferred tax liabilities:
Depreciation and amortization	$95	$91
Pension and other benefits	19	17
Certain charges	4	5
Investments	5	—
State and local taxes	1	1
Inventory	2
Other	130	140

Total deferred tax liabilities	$256	$254

      Approximately $109 million of net operating losses and other tax carryforwards remain at September 30, 2003. Of this amount, $56 million will expire in the years 2004 through 2010, $11 million will expire in years after 2010 and $42 million can be carried forward indefinitely. The benefits of these carryforwards are dependent upon taxable income during the carryforward period in those foreign jurisdictions where they arose. Accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized.

      The valuation allowance at September 30, 2003 and 2002 represent management’s best estimate of the non-recoverable portion of the deferred tax assets. The valuation allowance did not materially change from 2002 to 2003.

      Provisions have not been made for U.S. income taxes or non-U.S. withholding taxes on approximately $40 million of undistributed earnings of non-U.S. subsidiaries, as these earnings are considered indefinitely reinvested. These earnings could become subject to U.S. income taxes and non-U.S. withholding taxes if they were remitted as dividends, were loaned to Cabot or a U.S. subsidiary, or if Cabot should sell its stock in the subsidiaries.

      Cabot has filed its tax returns in accordance with the tax laws in each jurisdiction and maintains tax reserves for differences between actual results and estimated income taxes for exposures that can be reasonably estimated. In the event that actual results are significantly different from those estimates, Cabot’s provision for income taxes could be significantly impacted.

Note T.     Supplemental Cash Flow Information

      Cash payments for interest and taxes were as follows:

	Years Ended
	September 30

	2003	2002	2001

(Dollars in millions)
Income taxes paid	$33	$15	$197
Interest paid	$22	$27	$21

      Cabot issued restricted stock for notes receivable of $7 million, $7 million and $11 million in 2003, 2002 and 2001, respectively.

Note U.     Commitments & Contingencies

Lease Commitments

      Cabot leases certain transportation vehicles, warehouse facilities, office space, machinery and equipment under operating cancelable and non-cancelable leases, most of which expire within ten years and may be renewed by Cabot. Rent expense under such arrangements for 2003, 2002 and 2001 totaled $12 million, $11 million and $11 million, respectively. Future minimum rental commitments under non-cancelable leases are as follows:

(Dollars in millions)
2004	$10
2005	9
2006	8
2007	7
2008	7
2009 and thereafter	24

Total future minimum rental commitments	$65

      The original costs of assets under capital leases at September 30, 2003 and 2002 was $2 million. The accumulated depreciation of assets under capital leases at September 30, 2003 and 2002 was $1 million. The amortization related to those assets under capital lease is included in depreciation expense. Cabot has capital leases with a net present value of $2 million. Cabot will make future payments of a total of $4 million over the next eighteen years, including $2 million of interest.

Other Long-Term Commitments

      Cabot has entered into long-term purchase agreements for various key raw materials in the Supermetals and Chemical Business segments. The purchase commitments for the Supermetals segment covered by these agreements are estimated to aggregate approximately $155 million for the periods 2004 through 2005. Purchases under these agreements are expected to be $76 million and $79 million in 2004 and 2005, respectively. Raw materials purchased under these agreements were $71 million, $71 million and $75 million in 2003, 2002 and 2001, respectively. The purchase commitments for the Chemical Business covered by these agreements are with six suppliers and are estimated to aggregate approximately $370 million for the periods 2004 through 2028. Purchases under these agreements are expected to be $71 million, $25 million, $19 million, $19 million, $19 million and $217 million for 2004, 2005, 2006, 2007, 2008 and thereafter, respectively. Raw materials purchased under these agreements were $62 million in 2003 and $66 million in 2002 and 2001.

      During 2001, Cabot entered into long-term supply agreements with certain Supermetals customers. The contracts provide such customers with agreed upon amounts of product at agreed upon prices. These supply agreements are with four customers and expire in the periods from 2005 through 2006. The supply agreements contributed approximately $290 million and $220 million of revenue in 2003 and 2002.

Contingencies

      Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

      As of September 30, 2003 and 2002, Cabot had approximately $26 million and $29 million, respectively, reserved for environmental matters primarily related to divested businesses. In 2003 and 2002, there was $5 million in accrued expenses and $21 million and $24 million, respectively, in other liabilities on the consolidated balance sheets. These reserves represent Cabot’s best estimates of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute, and its interpretation of laws and regulations applicable to each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Charges for environmental expense of a nominal amount in 2003, $3 million in 2002 and $1 million in 2001 were included in other charges on the consolidated statements of income.

      At September 30, 2003, $5 million for the operational and maintenance component of the $26 million reserve for environmental matters is recognized on a discounted basis. The total expected aggregate undiscounted amount is $12 million dollars, with a total expected payment stream of $3 million dollars from fiscal 2004 through 2008 and $9 million thereafter. A discount rate of 7.25% is used for the environmental liability at September 30, 2003. The book value of the liabilities will be accreted up to the undiscounted liability value through interest expense over the expected cash flow period.

      Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. The subsidiary disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (1) AO’s insurance coverage for the period prior to the acquisition, and (2) a former owner’s indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982. Generally, these respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that were negligently designed or labeled.

      Neither Cabot, nor its past or present subsidiaries, at any time manufactured asbestos or asbestos-containing products. Moreover, not every person with exposure to asbestos giving rise to an asbestos claim used a form of respiratory protection. At no time did AO’s respiratory product line represent a significant portion of the respirator market. In addition, other parties, including AO, AO’s insurers, and another former owner and its insurers (collectively, the “Payor Group”), are responsible for significant portions of the costs of these liabilities, leaving the Company’s subsidiary with a portion of the liability in only some of the pending cases.

      Cabot’s subsidiary disposed of the business in July 1995 by transferring it to a newly-formed joint venture called Aearo Corporation (“Aearo”) and retaining an equity interest in Aearo. Cabot agreed to have its subsidiary retain liabilities allocable to respirators used prior to the 1995 transaction so long as Aearo pays Cabot an annual fee of $400,000. Aearo can discontinue payment of the fee at any time, in which case it will assume the responsibility for and indemnify Cabot against the liabilities allocable to respirators manufactured and used prior to the 1995 transaction. Cabot has no liability in connection with any products manufactured by Aearo after 1995. Between July 1995 and September 30, 2001, Cabot’s total costs and payments in connection with these respirator liabilities did not exceed the total amounts received from Aearo. Because of the significant increase in claims filed against AO beginning in calendar year 2001, since September 30, 2001, Cabot’s total costs and payments in connection with these liabilities have exceeded the amount it has received from Aearo. In August 2003, Cabot and its subsidiary sold all of the subsidiary’s equity interest in Aearo for approximately $35 million. This sale did not alter the arrangements described above.

      As of December 31, 2002, there were approximately 50,000 claimants in pending cases asserting claims against AO in connection with respiratory products. As of September 30, 2003, there were approximately 87,000 claimants. A large portion of the new claims since January 1, 2003 have been filed in Mississippi and appear to have been prompted by changes in Mississippi’s state procedural laws which caused claimants to file their claims prior to the effective date of these changes. Cabot has contributed to the costs of a percentage of, but not all, pending claims depending on several factors, including the period of alleged product use.

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

      Previous to June 2003, given the uncertainties of the settlement with the Payor Group, the complexity of Cabot’s contractual indemnity obligations and the unusual increase in the number of claims in certain jurisdictions that appears to have resulted from changes in state procedural laws, Cabot did not believe it was able to reasonably estimate a range of possible loss for future claims. As members of the Payor Group had not yet reached an acceptable settlement, Cabot, through its outside legal advisors, retained the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading expert, to assist Cabot in calculating its estimated share of liability with respect to existing and future respirator liability claims. The methodology developed by HR&A addresses the complexities surrounding Cabot’s potential liability by making assumptions about future claimants with respect to periods of asbestos exposure and respirator use. Using those and other assumptions, HR&A estimated the number of future claims that would be filed and the related costs that would be incurred in resolving those claims. On this basis, HR&A then estimated the net present value of the share of these liabilities that reflected Cabot’s actual contractual obligations assuming that all other members of the Payor Group meet their obligations. Based on the HR&A estimates, Cabot recorded a $20 million reserve during the third quarter of fiscal year 2003 to cover its share of liability for existing and future respirator liability claims. This reserve remained unchanged at September 30, 2003, with $4 million included in accrued expenses and $16 million included in other liabilities.

      Cabot’s current estimate of the cost of its share of existing and future respirator liability claims is based on facts and circumstances existing at this time. However, this cost is subject to numerous variables that are extremely difficult to predict. Developments that could affect Cabot’s estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) significant changes in the average cost of resolving claims, (iii) significant changes in the legal costs of defending these claims, (iv) changes in the nature of claims received, (v) changes in the law and procedure applicable to these claims, (vi) the financial viability of members of the Payor Group, and (vii) a determination that the Company’s interpretation of the contractual obligations on which it has estimated its share of liability is inaccurate. The Company cannot determine the impact of these potential developments on its current estimate of its share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be higher than the reserved amount.

      The $20 million long term liability for respirator claims is recognized on a discounted basis. A discount rate of 6.00% is used for the litigation liability at September 30, 2003. The total expected aggregate undiscounted amount is $27 million dollars. Due to the uncertainty of the pending litigation, Cabot is not currently able to predict when it will be required to make payment in connection with the liability. The book value of the liabilities will be accreted up to the undiscounted liability value through interest expense over the expected cash flow period.

      Cabot has various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business, including a number of claims asserting premises liability for asbestos exposure. In the opinion of Cabot, although final disposition of all of its suits and claims may impact the Company’s financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on Cabot’s financial position.

Note V.     Risk Management

Market Risk

      Cabot’s principal financial risk management objective is to identify and monitor its exposure to changes in interest rates and foreign currency rates in order to assess the impact that changes in each could have on future cash flow and earnings. Cabot manages these risks through normal operating and financial activities and, when deemed appropriate, through the use of derivative financial instruments as well as foreign currency debt.

      Cabot’s financial risk management policy prohibits entering into financial instruments for speculative purposes. Cabot’s Financial Risk Management Committee is charged with enforcing Cabot’s financial risk management policy.

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

Interest Rates

      Cabot’s objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. Cabot is using interest rate swaps to adjust fixed and variable rate debt positions for the dollar, the Euro and the yen. (See Note K).

Foreign Currency

      Cabot’s international operations are subject to certain risks, including currency fluctuations and government actions. The Company’s Treasury function, under the guidance of the Financial Risk Management Committee, regularly monitors foreign exchange exposures, so that Cabot can respond to changing economic and political environments. Exposures primarily relate to assets and liabilities denominated in foreign currencies as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, Cabot utilizes short-term forward contracts to minimize the exposure to foreign currency risk. In 2003, 2002 and 2001, none of Cabot’s forward contracts were designated as hedging instruments under FAS No. 133. Cabot’s forward foreign exchange contracts are denominated primarily in the Euro, Japanese yen, British pound sterling, Canadian dollar, and Australian dollar.

      At September 30, 2003 and 2002, Cabot had $58 million and $39 million in foreign currency forward contracts outstanding, respectively. For 2003, 2002 and 2001, the net realized gain or (loss) associated with these types of instruments were $1 million, zero and $(2) million, respectively. The net unrealized gain as of September 30, 2003 was $1 million, based on the fair value of the instruments. Gains and losses associated with foreign exchange contracts were not material to each respective period and are recorded in other (charges) income on the consolidated statements of income.

      Cabot also uses non-U.S. dollar denominated derivatives (cross currency swaps as discussed in Note K) and non-derivative (foreign currency debt) financial instruments to hedge its foreign currency risk related to the Japanese yen and the Euro. (See Note K)

Political Risk

      Cabot is exposed to political or country risks inherent in doing business in some countries. These risks may include actions of governments (especially those newly appointed), importing and exporting issues, contract loss and asset abandonment. Cabot considers these risks carefully in connection with its investing and operating activities.

Share Repurchases

      Cabot repurchases its shares in order to offset dilution caused by issuing shares under its various employee stock plans. In addition, Cabot may repurchase its shares as a preferred method of returning excess cash to shareholders. From time to time, Cabot enters into derivative instruments in its stock in order to fix the price of stock for delivery at a future date. These agreements provide Cabot with the right to settle forward contracts in cash or an equivalent value of Cabot Corporation common stock. In 2001, Cabot purchased 100,000 shares of its common stock under share repurchase contracts at an average price of $35 per share. There were no share repurchase contracts executed in fiscal 2003 or 2002, and there were no open share repurchase contracts at September 30, 2003.

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

      During 2003, 2002 and 2001, Goodyear Tire and Rubber Company accounted for approximately 11%, 11% and 10%, respectively, of Cabot’s consolidated net sales. No other customer individually represented more than 10% of net sales for any period presented. Cabot’s loss of this or other customers that may account for a significant portion of the Company’s sales, or any decrease in sales to any of these customers, could have a material adverse effect on Cabot’s business, financial condition or results of operations.

      Tire manufacturers in the Chemical segment and customers of the Supermetals segment comprise significant portions of Cabot’s trade receivable balance. The concentration of credit risk for these major groups of customers is as follows:

	September 30

	2003	2002

(Dollars in millions)
Tire manufacturers	$102	$84
Supermetals customers	$53	$57

      Cabot has not experienced significant losses in the past from these groups of customers. Cabot monitors its exposure to customer groups to minimize potential credit losses.

Employee Benefits

      Cabot provides defined benefit, defined contribution, and postretirement plans for its employees (See Note M). Cabot is exposed to risk related to the defined benefit plan in the U.S. and several foreign defined benefit plans. Cabot is obligated to pay certain future benefits to employees under these plans. Cabot contributes to the plan assets each quarter based on the estimated future obligation. If the fair value of plan assets held for the defined benefit plans decreases due to market conditions, the expense to Cabot for providing these benefits could increase in future years. At September 30, 2003, the projected obligation for pension benefits was greater than the fair value of related plan assets by $83 million. Cabot has a projected benefit obligation for pension benefits of $323 million and a fair value of related plan assets of $240 million.

      Cabot funds the postretirement plans as claims or insurance premiums come due. The expense to Cabot for providing these benefits could increase in future years. At September 30, 2003, the accumulated postretirement benefit obligation is $121 million, of which $89 million is reserved for this liability.

Other Market Risks

      Cabot is partially self-insured for certain third party liability, workers’ compensation and employee health benefits in the United States and Canada. The third party and workers’ compensation liabilities are managed through a wholly-owned insurance captive and the related liabilities are included in the consolidated financial statements. Cabot has accrued amounts equal to the actuarially determined liabilities. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs and changes in actual experience could cause these estimates to change.

Note W.     Financial Information by Segment & Geographic Area

Segment Information

      Cabot’s operations are organized into market-focused strategic business units (SBUs), each having responsibility for individual global marketing strategies, day-to-day business operations and new product development. Under FAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, these SBUs aggregate into three reportable segments: the Chemical Business (which includes carbon black, fumed metal oxides, inkjet colorants and aerogels), Supermetals and Specialty Fluids. Cabot is organized into SBUs to better direct its technical strengths and focus on key markets. Cabot’s business segment reporting under FAS No. 131 is consistent with the financial reporting structure incorporated in Cabot’s management reporting.

      The Chemical Business primarily produces carbon black, fumed metal oxides, inkjet colorants and aerogels. Carbon black is a fine particle used as an agent for rubber reinforcement, pigmentation, conductivity or UV protection. Carbon black is produced in a wide variety of commodity and specialty grades. Some of the end products which use carbon black include tires, rubber hoses, roofing materials, inks, paints and sealants. Fumed metal oxides are ultra fine, high-purity particles used as reinforcing, thickening, abrasive, thixotropic, suspending or anti-caking agents. The automotive, construction, microelectronics and consumer products industries use fumed metal oxides in their sealants, coatings, silicone rubber, polishing materials, adhesives and cosmetics. Inkjet colorants are high-purity black and other pigment dispersions used in inkjet printing applications. Aerogels are hydrophobic silica particles with potential uses in a wide variety of thermal and sound insulation applications and industries.

      The Supermetals segment produces tantalum, niobium and their alloys for the electronic materials and refractory metals industries. Tantalum, which accounts for the majority of this segment’s sales, is produced in various forms, including powder and wire for electronic capacitors. Tantalum, niobium and their alloys are also produced in wrought form for non-electronic applications, such as chemical process equipment, the production of superalloys and for various other industrial and aerospace applications. As of October 1, 2003, the operation of the tantalum mine in Manitoba was transferred from Cabot’s Specialty Fluids Business to Cabot Supermetals.

      The Specialty Fluids segment produces cesium formate as a drilling and completion fluid for use in high pressure and high temperature oil and gas well operations. Cesium formate products are solids-free high density fluids that have a low viscosity, permitting them to flow readily in oil and gas wells. The fluid is resistant to high temperatures, does not damage producing reservoirs and is readily biodegradable. The Specialty Fluids Business also markets fine cesium chemicals to various industrial chemical companies, mined spodumene for the pyroceramics industry, and also mines and produces tantalum ore for shipment to Cabot’s Supermetals Business.

      The accounting policies of the segments are the same as those described in the summary of “Significant Accounting Policies.” Exceptions are noted as follows and are incorporated in the tables below. Revenues from external customers for certain operating segments within the Chemical Business include 100% of sales from one equity affiliate. Transfers of ore to Supermetals from Specialty Fluids are generally valued at market-based prices, and revenues generated by these transfers are shown as segment revenues from external customers. Segment profit is a measure used by Cabot’s operating decision-makers to measure consolidated operating results and assess segment performance. Cabot evaluates the performance of its segments and allocates resources based on segment profit or loss before taxes (PBT). Segment PBT includes equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest and corporate governance costs, and excludes interest expense, foreign currency transaction gains and losses, interest income, dividend income, non-allocated corporate overhead and certain cost of goods sold, selling and administrative, and research and development expenses that are not included in segment PBT. Cash, short-term investments, investments other than equity basis, income taxes receivable, deferred taxes and headquarters’ assets are included in Unallocated and Other. Expenditures for additions to long-lived assets include total equity and other investments (including available-for-sale securities), property, plant and equipment, and intangible assets.

      Financial information by segment is as follows:

	Chemical		Specialty	Segment	Unallocated	Consolidated
Years ended September 30	Business	Supermetals	Fluids	Total	and Other(1)	Total
(Dollars in millions)
2003
Revenues from external customers(2)	$1,371	$390	$20	$1,781	$14	$1,795
Depreciation and amortization	106	22	4	132	3	135
Equity in net income of affiliated companies	5	—	—	5	—	5
Profit (loss) from continuing operations before taxes(3)	88	109	(3)	194	(100)	94
Assets(4)	1,307	557	63	1,927	381	2,308
Investment in equity-basis affiliates	50	—	—	50	—	50
Total expenditures for additions to long-lived assets(5)	117	24	2	143	2	145
2002
Revenues from external customers(2)	$1,217	$301	$28	$1,546	$11	$1,557
Depreciation and amortization	88	14	4	106	3	109
Equity in net income of affiliated companies	4	1	—	5	—	5
Profit (loss) from continuing operations before taxes(3)	101	79	2	182	(48)	134
Assets(4)	1,186	565	58	1,809	268	2,077
Investment in equity-basis affiliates	47	1	—	48	—	48
Total expenditures for additions to long-lived assets(5)	92	141	3	236	18	254
2001
Revenues from external customers(2)	$1,301	$329	$27	$1,657	$13	$1,670
Depreciation and amortization	98	10	4	112	3	115
Equity in net income of affiliated companies	5	15	—	20	—	20
Profit (loss) from continuing operations before taxes(3)	121	78	—	199	(49)	150
Assets(4)	1,151	249	55	1,455	484	1,939
Investment in equity-basis affiliates	47	29	—	76	—	76
Total expenditures for additions to long-lived assets(5)	87	25	3	115	18	133

(1)	Unallocated and Other includes certain corporate items and eliminations that are not allocated to the operating segments.

(2)	Revenues from external customers for certain operating segments includes 100% of sales from one equity affiliate and transfers of materials at cost and at market-based prices. Unallocated and Other reflects an adjustment for the equity affiliate sales and interoperating segment revenues and includes royalties paid by equity affiliates offset by external shipping and handling fees:

	2003	2002	2001

Equity affiliate sales	$(32)	$(28)	$(29)
Royalties paid by equity affiliates	6	5	6
Shipping and handling fees	45	41	44
Interoperating segment revenues	(5)	(7)	(8)

Total	$14	$11	$13

(3)	Profit or loss from continuing operations before taxes for Unallocated and Other includes:

	2003	2002	2001

Interest expense	$(28)	$(28)	$(32)
Corporate governance costs/other expenses, net(a)	(66)	(15)	6
Equity in net income of affiliated companies	(5)	(5)	(20)
Foreign currency transaction gains (losses)(b)	(1)	—	(3)

Total	$(100)	$(48)	$(49)

(a)	Corporate governance costs/ other expenses, net includes investment income, and certain other items that are not included in segment PBT. These certain items for fiscal 2003 include $51 million for restructuring charges as discussed in Note P, a $14 million charge for acquired in-process research and development as discussed in Note B, a $22 million charge for the impairment of two investments as discussed in Note E, a $20 million reserve for respirator claims as discussed in Note U, a $4 million asset impairment charge, proceeds of $4 million for insurance recoveries and proceeds of $35 million for the sale of an equity interest in an investment as discussed in Note E. Other items in fiscal 2002 include an $8 million charge for pension and postretirement benefit plans, a $5 million charge for a respirator reserve, $1 million for severance charges, a $3 million charge for an environmental reserve, $13 million for asset impairment charges, $2 million for a translation adjustment at a closed plant, $1 million for non-capitalizable currency transaction costs, and proceeds of $8 million for insurance recoveries. Other items in fiscal 2001 include a $21 million charge related to the retirement of the Chief Executive Officer and Chief Financial Officer, $2 million from the discontinuance of a toll manufacturing agreement, proceeds of $1 million from insurance recoveries and a $1 million recovery of costs from a currency translation adjustment at a closed plant.

(b)	Net of other hedging activity.

(4)	Unallocated and Other assets includes cash, short-term investments, investments other than equity basis, income taxes receivable, deferred taxes and headquarters’ assets.

(5)	Expenditures for additions to long-lived assets include total equity and other investments (including available-for-sale securities), property, plant and equipment, and intangible assets.

Geographic Information

      Sales are attributed to the United States and to all foreign countries based on the customer location (region of sale) and not on the geographic location from which goods were shipped (region of manufacture). Revenues and long-lived assets from external customers attributable to an individual country, other than the United States and Japan, were not material for disclosure.

      Revenues from external customers and long-lived asset information by geographic area are summarized as follows:

	United		Other Foreign	Consolidated
(Dollars in millions)	States	Japan	Countries	Total
Years ended September 30
2003
Revenues from external customers	$669	$154	$972	$1,795
Long-lived assets(1)	409	145	551	1,105
2002
Revenues from external customers	$644	$88	$825	$1,557
Long-lived assets(1)	429	137	512	1,078
2001
Revenues from external customers	$757	$31	$882	$1,670
Long-lived assets(1)	397	24	512	933

(1)	Long-lived assets include total equity and other investments, (including available-for-sale securities), net property, plant and equipment, and net intangible assets.

Note X.     Unaudited Quarterly Financial Information

      Unaudited financial results by quarter for the fiscal years ended September 30, 2003 and 2002 are summarized below and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in millions, except per share amounts)	December	March		June		September		Year
Fiscal 2003
Net sales	$410	$466		$468		$451		$1,795
Gross profit	117	127		101		79		422
Net income from continuing operations	33	23	(a)	(8	) (b)	27	(c)	75
Income from discontinued businesses, net of income taxes	—	—		3		2		5
Dividends on preferred stock, net of tax benefit	(1)	(1)		—		(1)		(3)
Income available to common shares	$32	$22		$(5)		$28		$77

Income from continuing operations per common share (diluted)	$0.48	$0.33		$(0.14)		$0.38		$1.08
Income from discontinued businesses per common share (diluted)	—	—		0.05		0.02		0.06
Income per common share (diluted)	$0.48	$0.33		$(0.09)		$0.40		$1.14

	December	March		June		September		Year

Fiscal 2002
Net sales	$377	$350		$390		$440		$1,557
Gross profit	117	103		98		111		429
Net income from continuing operations	38	26	(d)	18	(e)	23	(f)	105
Income from discontinued businesses, net of income taxes	—	—		1		—		1
Dividends on preferred stock, net of tax benefit	(1)	(1)		—		(1)		(3)
Income available to common shares	$37	$25		$19		$22		$103

Income from continuing operations per common share (diluted)	$0.53	$0.36		$0.27		$0.32		$1.48
Income from discontinued businesses per common share (diluted)	—	—		0.01		—		0.02
Income per common share (diluted)	$0.53	$0.36		$0.28		$0.32		$1.50

(a)	Includes impairment charge of $22 million on two investments, $1 million charge for severance and proceeds of $1 million for insurance recoveries.

(b)	Includes a charge for an increase in the reserve for respirator claims of $20 million, restructuring initiative and asset impairment charges of $17 million, a charge for acquired in-process research and development of $14 million and proceeds from insurance recoveries of $1 million.

(c)	Includes charges for restructuring initiatives of $33 million and an asset impairment of $4 million and proceeds from the sale of an equity interest in an investment of $35 million and insurance recoveries of $1 million.

(d)	Includes a $2 million asset impairment charge and a $1 million charge for non-capitalizable transaction costs, both associated with the purchase of CSJ.

(e)	Includes a $5 million charge to increase the respirator claims reserve, a $3 million asset impairment charge for the cancellation of a Supermetals expansion project and a $1 million benefit from insurance recoveries.

(f)	Includes an $8 million asset impairment charge to discontinue an energy project, a $3 million charge to increase an environmental reserve, a $2 million charge related to a discontinued business, a $1 million charge for a reduction in force at the Boyertown Supermetals facility and an $8 million charge related to pension and postretirement plans. Also includes a $7 million benefit for insurance recoveries.

Selected Financial Data-Five Year Summary

	Years Ended September 30

	2003	2002	2001	2000	1999

(Dollars in millions, except per share amounts and ratios)
Consolidated Income
Net sales and other operating revenues	$1,795	$1,557	$1,670	$1,574	$1,405
Cost of sales	1,373	1,128	1,239	1,164	991

Gross profit	422	429	431	410	414

Selling and administrative expenses	251	233	228	183	212
Research and technical expense	64	48	48	43	58

Income from operations(a)	107	148	155	184	144

Interest and dividend income	5	9	28	6	4
Interest expense	(28)	(28)	(32)	(33)	(39)
Gain on sale of assets	—	—	—	—	10
Other (charges) income(b)	10	5	(1)	—	(6)

Income from continuing operations before income taxes	94	134	150	157	113

Provision for income taxes(c)	(17)	(30)	(42)	(57)	(41)
Equity in net income of affiliated companies	5	5	20	13	13
Minority interest	(7)	(4)	(7)	(5)	(3)

Net income from continuing operations	75	105	121	108	82

Discontinued operations:(d)
Income from operations of discontinued businesses, net of income taxes	5	1	—	36	15
Gain on sale of business, net of income taxes(e)	—	—	3	309	—

Net income	$80	$106	$124	$453	$97

Common Share Data
Diluted Net Income:
Continuing operations	$1.08	$1.48	$1.62	$1.46	$1.11
Discontinued operations:
Income from operations of discontinued businesses	0.06	0.02	—	0.49	0.20
Gain on sale of business	—	—	0.04	4.25	—

Net Income	$1.14	$1.50	$1.66	$6.20	$1.31

Dividends	$0.54	$0.52	$0.48	$0.44	$0.44
Stock prices(f) — High	$30.60	$41.13	$41.35	$21.97	$18.05
Low	$19.53	$21.00	$18.56	$10.55	$11.37
Close	$28.51	$21.00	$39.90	$18.19	$13.63
Average diluted shares outstanding — millions	70	71	74	73	73
Shares outstanding at year end — millions	62	62	63	68	67
Consolidated Financial Position
Total current assets	$1,140	$957	$979	$1,210	$681
Net property, plant and equipment	913	889	811	810	1,024
Other assets	255	231	149	141	161

Total assets	$2,308	$2,077	$1,939	$2,161	$1,866

Total current liabilities	$352	$295	$311	$521	$474
Long-term debt	516	495	419	329	419
Other long-term liabilities and minority interest	361	310	259	264	267
Stockholders’ equity	1,079	977	950	1,047	706

Total liabilities and stockholders’ equity	$2,308	$2,077	$1,939	$2,161	$1,866

Working capital	$788	$662	$668	$689	$207

Selected Financial Ratios
Income from continuing operations as a percentage of sales	4%	7%	7%	7%	6%
Return on average stockholders’ equity	7%	11%	12%	58%	13%
Net debt to capitalization ratio	22%	27%	9%	(29%)	44%

(a)	Income from operations for 2003 includes charges of $51 million for restructuring, $14 million for acquired in-process research and development, $20 million for a reserve for respirator claims, $4 million for asset impairments, and proceeds of $4 million for insurance recoveries. Income from operations for

2002 includes a $5 million charge for the respirator claims liability, a $5 million asset impairment, a $3 million charge to increase the environmental reserve, an $8 million charge related to the cancellation of an energy project, a $1 million charge for severance, and the benefit of $8 million for insurance recoveries. Income from operations for 2001 includes a $2 million charge related to the discontinuance of a toll manufacturing agreement and the benefit of a $1 million insurance recovery. Additionally, results include a $10 million and $3 million charge to accelerate the vesting of the shares under the Long Term Incentive Compensation Plan, and a $7 million and $1 million cash payment related to the retirement of the Chief Executive Officer and the resignation of the Chief Financial Officer, respectively. Income from operations for 2000 reflects an $18 million charge for the closure of two plants, a $2 million environmental charge and a benefit of a $10 million insurance recovery. Income from operations in 1999 includes a $26 million charge for cost reduction initiatives and capacity utilization and a $10 million gain from the sale of 1 million shares of K N Energy, Inc.

(b)	Other (charges) income for 2003 includes a $22 million charge for the impairment of two investments and proceeds of $35 million for the sale of an equity interest in an investment. Other (charges) income for 2002 includes $2 million of costs related to a translation adjustment at a closed plant and a $1 million charge for non-capitalizable currency transaction costs related to the acquisition of CSJ. In 2001, other (charges) income includes a $1 million recovery of costs from a translation adjustment at a closed plant.

(c)	The Company’s effective tax rate for was 18%, 22% and 28% for 2003, 2002 and 2001, respectively.

(d)	Discontinued operations include the liquefied natural gas (LNG) and Cabot Microelectronics businesses as well as other discontinued businesses.

(e)	Gain from the sale of the liquefied natural gas (LNG) business, net of tax.

(f)	The stock prices presented are adjusted to reflect the 2000 stock dividend distribution of Cabot’s ownership in Cabot Microelectronics and represent the high and low closing stock price for the period.

(g)	Certain amounts in 2002, 2001, 2000 and 1999 have been reclassified to conform to the 2003 presentation.

Report of Independent Auditors

To the Board of Directors and Shareholders

of Cabot Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing in Item 15(a) present fairly, in all material respects, the financial position of Cabot Corporation and its subsidiaries at September 30, 2003 and September 30, 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

November 13, 2003

Item 9.	Changes In and Disagreements With Accountants and Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      The Company, under the supervision and with the participation of its management, including the Company’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2003. Based on that evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, although subsequent to the issuance of the Company’s fourth quarter and fiscal year earnings release, the Company announced that its earnings for the quarter and fiscal year were higher than previously announced because of an adjustment for the foreign currency revaluation of a previously recorded tax liability and the recognition of a prepaid pension asset for a foreign pension plan. Neither of the adjustments impacted segment operating profit before tax.

      There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has undertaken a review of its internal control over financial reporting to ensure that it meets the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The Company has made and will continue to make changes that enhance the effectiveness of its internal controls.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required regarding the executive officers of Cabot is included at the end of Part I in the table following Item 4 captioned “Executive Officers of the Registrant.” Certain required information regarding the directors of Cabot is contained in the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders (“Proxy Statement”) under the heading “Certain Information Regarding Directors.” Certain required information regarding compliance with Section 16 of the Exchange Act is contained in the Proxy Statement under the heading “Compliance with Section 16(a) of the Exchange Act.” All of such information is incorporated herein by reference from the Proxy Statement.

      The Company has adopted Global Ethics and Compliance Standards, a code of ethics that applies to all of the Company’s employees and directors, including the Chief Executive Officer, the Chief Financial Officer, the Controller and other senior financial officers of the Company. By the time of the Company’s 2004 Annual Stockholder Meeting in March 2004, the Global Ethics and Compliance Standards will be posted on the Company’s website, www.cabot-corp.com (under the “Governance” caption). Until that time, the Company will make available to any person without charge, upon request, a copy of its Global Ethics and Compliance Standards. Such a request may be made by writing to the Corporate Secretary of the Company at the following address: Two Seaport Lane, Suite 1300, Boston, Massachusetts 02210-2019. The Company intends to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Global Ethics and Compliance Standards applicable to the Chief Executive Officer, the Chief Financial Officer, Controller or other senior financial officers by posting such information on its website.

Item 11.	Executive Compensation

      The required information is contained in the Proxy Statement under the heading “Executive Compensation.” All of such information is incorporated herein by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 403 of Regulation S-K (“Security Ownership of Certain Beneficial Owners and Management”) is contained in the Proxy Statement under the heading “Beneficial Stock Ownership of Directors, Executive Officers and Persons Owning More than Five Percent of Common Stock.” All of such information is incorporated herein by reference from the Proxy Statement.

      The following table provides information as of September 30, 2003 regarding the number of shares of Common Stock that may be issued under the Company’s equity compensation plans. All of the Company’s equity compensation plans, other than the Supplemental Retirement Savings Plan, have been approved by the Company’s stockholders.

	Number of Securities	Weighted-average	Number of Securities Remaining
	to be Issued Upon	Exercise Price of	Available for Future Issuance
	Exercise of	Outstanding	Under Equity Compensation
	Outstanding Options,	Options, Warrants	Plans (excluding securities
	Warrants and Rights	and Rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,391,225	$23.16	1,962,392
Equity compensation plans not approved by security holders(1)	155,619	N/A	(1)

(1)	The Supplemental Retirement Savings Plan was established by the Company to provide benefits to executive officers and other officers and managers of the Company in circumstances in which the maximum limits established under ERISA and the Internal Revenue Code of 1986 prevent participants in the Company’s Retirement Savings Plan (the “Savings Plan”) from receiving some of the benefits provided under the Savings Plan. Contributions to this plan are generally based on pay in excess of the IRS maximum eligible compensation and the Company match and ESOP formulas described in the Savings Plan. Prior to January 1, 2002, payments were made under the Supplemental Retirement Savings Plan in cash. Effective January 1, 2002, participants receive distributions of their vested account balances in the form of shares of Common Stock. In March 2002, the Board of Directors authorized the Company to repurchase 250,000 shares of Common Stock to be held in Treasury for issuance pursuant to the Supplemental Retirement Savings Plan, as well as the repurchase of additional shares from time to time after such distributions to replenish the amount of Treasury shares available for future distributions. The total number of shares issuable pursuant to the Supplemental Retirement Savings Plan is not determinable.

Item 13.	Certain Relationships and Related Transactions

      The required information is contained in the Proxy Statement under the heading “Certain Relationships and Related Transactions.” All of such information is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

      The required information is contained in the Proxy Statement under the heading “Independent Auditors Fees and Services.” All of such information is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Financial Statements. The following appear in Item 8 in this annual report on Form 10-K for the fiscal year ended September 30, 2003:

      (b) Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the quarter ended September 30, 2003:

1. On July 29, 2003, the Company filed a report on Form 8-K disclosing that on July 28, 2003, the Company had issued a press release announcing certain management changes in the Company’s carbon black and fumed metal oxides businesses and in financial management.

The Company furnished the following reports on Form 8-K during the quarter ended September 30, 2003:

1. On July 23, 2003, the Company furnished a report on Form 8-K that included the text of the Company’s third quarter earnings press release dated July 23, 2003.

2. On August 15, 2003, the Company furnished a report on Form 8-K disclosing that on August 14, 2003, the Company had issued a press release correcting its third quarter earnings per share calculation.

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

Exhibit
Number		Description

3(a)	—	Certificate of Incorporation of Cabot Corporation restated effective October 24, 1983, as amended (incorporated herein by reference to Exhibit 3(a) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1996, file reference 1-5667, filed with the Commission on December 24, 1996).
3(b)	—	The By-laws of Cabot Corporation as of January 11, 1991 (incorporated herein by reference to Exhibit 3(b) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the Commission on December 27, 1991).

Exhibit
Number		Description

4(a)	—	Rights Agreement, dated as of November 10, 1995, between Cabot Corporation and Fleet National Bank (formerly The First National Bank of Boston), as Rights Agent (incorporated herein by reference to Exhibit 1 of Cabot’s Registration Statement on Form 8-A, file reference 1-5667, filed with the Commission on November 13, 1995), as amended by Amendment No. 1 to Rights Agreement dated July 12, 2002, between Fleet National Bank, as Rights Agent, and Cabot Corporation dated November 10, 1995 (incorporated herein by reference to Exhibit 4.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, file reference 1-5667, filed with the Commission on August 14, 2002).
4(b)(i)	—	Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (incorporated herein by reference to Exhibit 4 of Amendment No. 1 to Cabot’s Registration Statement on Form S-3, Registration No. 33-18883, filed with the Commission on December 10, 1987).
4(b)(ii)	—	First Supplemental Indenture dated as of June 17, 1992, to Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (incorporated by reference to Exhibit 4.3 of Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-48686, filed with the Commission on June 18, 1992).
4(b)(iii)	—	Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, file reference 1-5667, filed with the Commission on February 14, 1997).
4(b)(iv)	—	Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K, dated November 20, 1998, file reference 1-5667, filed with the Commission on November 20, 1998).
10(a)	—	Credit Agreement, dated as of July 13, 2001, among Cabot Corporation, the banks listed therein and Fleet National Bank, as Agent (incorporated herein by reference to Exhibit 10(a) of Cabot’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001, file reference 1-5667, filed with the Commission on December 20, 2001).
10(b)(i)*	—	1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 28 of Cabot’s Registration Statement on Form S-8, Registration No. 333-03683, filed with the Commission on May 14, 1996).
10(b)(ii)*	—	1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, file reference 1-5667, filed with the Commission on May 17, 1999).
10(b)(iii)*	—	Amendments to Cabot Corporation 1996 and 1999 Equity Incentive Plans, dated May 12, 2000 (incorporated herein by reference to Exhibit 10 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, file reference 1-5667, filed with the Commission on May 15, 2000).
10(b)(iv)*	—	Amendment to 1999 Equity Incentive Plan dated March 7, 2002 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002, file reference 1-5667, filed with the Commission on May 15, 2002).
10(c)	—	Note Purchase Agreement between John Hancock Mutual Life Insurance Company, State Street Bank and Trust Company, as trustee for the Cabot Corporation Employee Stock Ownership Plan, and Cabot Corporation, dated as of November 15, 1988 (incorporated by reference to Exhibit 10(c) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1988, file reference 1-5667, filed with the Commission on December 29, 1988).

Exhibit
Number		Description

10(d)(i)*	—	Supplemental Cash Balance Plan (incorporated herein by reference to Exhibit 10(e)(i) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December 22, 1994).
10(d)(ii)†	—	Supplemental Cash Balance Plan, as amended and restated effective January 1, 2002.
10(d)(iii)*	—	Supplemental Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10(e)(ii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December 22, 1994).
10(d)(iv)*	—	Supplemental Retirement Incentive Savings Plan (incorporated herein by reference to Exhibit 10(e)(iii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December 22, 1994).
10(d)(v)†	—	Supplemental Retirement Savings Plan, as amended and restated effective December 31, 2000.
10(d)(vi)*	—	Supplemental Employee Benefit Agreement with John G.L. Cabot (incorporated herein by reference to Exhibit 10(g) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1987, file reference 1-5667, filed with the Commission on December 28, 1987).
10(d)(vii)*	—	Cabot Corporation Deferred Compensation Plan dated January 1, 1995 (incorporated herein by reference to Exhibit 10(e)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the Commission on December 29, 1995).
10(d)(viii)*	—	Amendment 1997-I to Cabot Corporation Deferred Compensation Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1997, file reference 1-5667, filed with the Commission on December 24, 1997).
10(e)	—	Group Annuity Contract No. GA-6121 between The Prudential Insurance Company of America and State Street Bank and Trust Company, dated June 28, 1991 (incorporated herein by reference to Exhibit 10(h) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the Commission on December 27, 1991).
10(f)*	—	Non-employee Directors’ Stock Compensation Plan (incorporated herein by reference to Exhibit A of Cabot’s Proxy Statement for its 1992 Annual Meeting of Stockholders, file reference 1-5667, filed with the Commission on December 27, 1991), as amended by the First Amendment to Non-Employee Directors’ Stock Compensation Plan dated January 10, 2003 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the Commission on May 15, 2003).
10(g)	—	Asset Transfer Agreement, dated as of June 13, 1995, among Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation, Cabot Safety Holdings Corporation and Cabot Safety Acquisition Corporation (incorporated herein by reference to Exhibit 2(a) of Cabot Corporation’s Current Report on Form 8-K, dated July 11, 1995, file reference 1-5667, filed with the Commission July 26, 1995).
10(h)*	—	Cabot Corporation Senior Management Severance Protection Plan, effective January 9, 1998 (incorporated herein by reference to exhibit 10(a) of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, file reference 1-5667, filed with the Commission February 17, 1998).

Exhibit
Number		Description

10(i)*	—	Cabot Corporation Key Employee Severance Protection Plan, effective January 9, 1998 (incorporated herein by reference to exhibit 10(b) of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, file reference 1-5667, filed with the Commission February 17, 1998).
10(j)*	—	Cabot Corporation Short-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, file reference 1-5667, filed with the Commission on May 14, 2001).
10(k)	—	Loan Agreement, dated October 15, 2002, among Cabot Corporation, Mizuho Corporate Bank, Ltd., New York Branch and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 10(m) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2002, file reference 1-5667, filed with the Commission on December 24, 2002).
10(l)†	—	Fiscal Agency Agreement dated as of September 24, 2003 among Cabot Finance B.V., Cabot Corporation, and U.S. Bank Trust National Association.
10(m)†	—	Severance Agreement, dated August 25, 2003, between Cabot Corporation and William P. Noglows
12†	—	Statement Re: Computation of Ratios of Earnings to Fixed Charges.
21†	—	List of Significant Subsidiaries.
23†	—	Consent of PricewaterhouseCoopers LLP.
31(i)†	—	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31(ii)†	—	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32†	—	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

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

Date: December 22, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ KENNETT F. BURNES Kennett F. Burnes	Director, Chairman of the Board, President and Chief Executive Officer	December 22, 2003

/s/ JOHN A. SHAW John A. Shaw	Executive Vice President and Chief Financial Officer (principal financial officer)	December 22, 2003

/s/ DAVID J. ELLIOTT David J. Elliott	Controller (principal accounting officer)	December 22, 2003

/s/ JOHN G.L. CABOT John G.L. Cabot	Director	December 22, 2003

/s/ JOHN S. CLARKESON John S. Clarkeson	Director	December 22, 2003

/s/ ARTHUR L. GOLDSTEIN Arthur L. Goldstein	Director	December 22, 2003

/s/ GAUTAM S. KAJI Gautam S. Kaji	Director	December 22, 2003

/s/ RODERICK C.G. MACLEOD Roderick C.G. MacLeod	Director	December 22, 2003

/s/ JOHN H. MCARTHUR John H. McArthur	Director	December 22, 2003

Signatures	Title	Date

/s/ JOHN F. O’BRIEN John F. O’Brien	Director	December 22, 2003

/s/ RONALDO H. SCHMITZ Ronaldo H. Schmitz	Director	December 22, 2003

/s/ LYDIA W. THOMAS Lydia W. Thomas	Director	December 22, 2003

/s/ MARK S. WRIGHTON Mark S. Wrighton	Director	December 22, 2003

EXHIBIT INDEX

Exhibit
Number		Description

3(a)	—	Certificate of Incorporation of Cabot Corporation restated effective October 24, 1983, as amended (incorporated herein by reference to Exhibit 3(a) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1996, file reference 1-5667, filed with the Commission on December 24, 1996).
3(b)	—	The By-laws of Cabot Corporation as of January 11, 1991 (incorporated herein by reference to Exhibit 3(b) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the Commission on December 27, 1991).
4(a)	—	Rights Agreement, dated as of November 10, 1995, between Cabot Corporation and Fleet National Bank (formerly The First National Bank of Boston), as Rights Agent (incorporated herein by reference to Exhibit 1 of Cabot’s Registration Statement on Form 8-A, file reference 1-5667, filed with the Commission on November 13, 1995), as amended by Amendment No. 1 to Rights Agreement dated July 12, 2002, between Fleet National Bank, as Rights Agent, and Cabot Corporation dated November 10, 1995 (incorporated herein by reference to Exhibit 4.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, file reference 1-5667, filed with the Commission on August 14, 2002).
4(b)(i)	—	Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (incorporated herein by reference to Exhibit 4 of Amendment No. 1 to Cabot’s Registration Statement on Form S-3, Registration No. 33-18883, filed with the Commission on December 10, 1987).
4(b)(ii)	—	First Supplemental Indenture dated as of June 17, 1992, to Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (incorporated by reference to Exhibit 4.3 of Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-48686, filed with the Commission on June 18, 1992).
4(b)(iii)	—	Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, file reference 1-5667, filed with the Commission on February 14, 1997).
4(b)(iv)	—	Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K, dated November 20, 1998, file reference 1-5667, filed with the Commission on November 20, 1998).
10(a)	—	Credit Agreement, dated as of July 13, 2001, among Cabot Corporation, the banks listed therein and Fleet National Bank, as Agent (incorporated herein by reference to Exhibit 10(a) of Cabot’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001, file reference 1-5667, filed with the Commission on December 20, 2001).
10(b)(i)*	—	1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 28 of Cabot’s Registration Statement on Form S-8, Registration No. 333-03683, filed with the Commission on May 14, 1996).
10(b)(ii)*	—	1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, file reference 1-5667, filed with the Commission on May 17, 1999).
10(b)(iii)*	—	Amendments to Cabot Corporation 1996 and 1999 Equity Incentive Plans, dated May 12, 2000 (incorporated herein by reference to Exhibit 10 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, file reference 1-5667, filed with the Commission on May 15, 2000).

Exhibit
Number		Description

10(b)(iv)*	—	Amendment to 1999 Equity Incentive Plan dated March 7, 2002 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002, file reference 1-5667, filed with the Commission on May 15, 2002).
10(c)	—	Note Purchase Agreement between John Hancock Mutual Life Insurance Company, State Street Bank and Trust Company, as trustee for the Cabot Corporation Employee Stock Ownership Plan, and Cabot Corporation, dated as of November 15, 1988 (incorporated by reference to Exhibit 10(c) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1988, file reference 1-5667, filed with the Commission on December 29, 1988).
10(d)(i)*	—	Supplemental Cash Balance Plan (incorporated herein by reference to Exhibit 10(e)(i) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December 22, 1994).
10(d)(ii)†	—	Supplemental Cash Balance Plan, as amended and restated effective January 1, 2002.
10(d)(iii)*	—	Supplemental Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10(e)(ii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December 22, 1994).
10(d)(iv)*	—	Supplemental Retirement Incentive Savings Plan (incorporated herein by reference to Exhibit 10(e)(iii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the Commission on December 22, 1994).
10(d)(v)†	—	Supplemental Retirement Savings Plan, as amended and restated effective December 31, 2000.
10(d)(vi)*	—	Supplemental Employee Benefit Agreement with John G.L. Cabot (incorporated herein by reference to Exhibit 10(g) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1987, file reference 1-5667, filed with the Commission on December 28, 1987).
10(d)(vii)*	—	Cabot Corporation Deferred Compensation Plan dated January 1, 1995 (incorporated herein by reference to Exhibit 10(e)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the Commission on December 29, 1995).
10(d)(viii)*	—	Amendment 1997-I to Cabot Corporation Deferred Compensation Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1997, file reference 1-5667, filed with the Commission on December 24, 1997).
10(e)	—	Group Annuity Contract No. GA-6121 between The Prudential Insurance Company of America and State Street Bank and Trust Company, dated June 28, 1991 (incorporated herein by reference to Exhibit 10(h) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the Commission on December 27, 1991).
10(f)*	—	Non-employee Directors’ Stock Compensation Plan (incorporated herein by reference to Exhibit A of Cabot’s Proxy Statement for its 1992 Annual Meeting of Stockholders, file reference 1-5667, filed with the Commission on December 27, 1991), as amended by the First Amendment to Non-Employee Directors’ Stock Compensation Plan dated January 10, 2003 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the Commission on May 15, 2003).

Exhibit
Number		Description

10(g)	—	Asset Transfer Agreement, dated as of June 13, 1995, among Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation, Cabot Safety Holdings Corporation and Cabot Safety Acquisition Corporation (incorporated herein by reference to Exhibit 2(a) of Cabot Corporation’s Current Report on Form 8-K, dated July 11, 1995, file reference 1-5667, filed with the Commission July 26, 1995).
10(h)*	—	Cabot Corporation Senior Management Severance Protection Plan, effective January 9, 1998 (incorporated herein by reference to exhibit 10(a) of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, file reference 1-5667, filed with the Commission February 17, 1998).
10(i)*	—	Cabot Corporation Key Employee Severance Protection Plan, effective January 9, 1998 (incorporated herein by reference to exhibit 10(b) of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, file reference 1-5667, filed with the Commission February 17, 1998).
10(j)*	—	Cabot Corporation Short-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, file reference 1-5667, filed with the Commission on May 14, 2001).
10(k)	—	Loan Agreement, dated October 15, 2002, among Cabot Corporation, Mizuho Corporate Bank, Ltd., New York Branch and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 10(m) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2002, file reference 1-5667, filed with the Commission on December 24, 2002).
10(l)†	—	Fiscal Agency Agreement dated as of September 24, 2003 among Cabot Finance B.V., Cabot Corporation, and U.S. Bank Trust National Association.
10(m)†	—	Severance Agreement, dated August 25, 2003, between Cabot Corporation and William P. Noglows
12†	—	Statement Re: Computation of Ratios of Earnings to Fixed Charges.
21†	—	List of Significant Subsidiaries.
23†	—	Consent of PricewaterhouseCoopers LLP.
31(i)†	—	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31(ii)†	—	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32†	—	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.