Form 10-Q
period 2003-12-31
CABOT CORP
filed 2004-02-12
CIK 16040

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

As of February 9, 2004 the Company had 61,737,955 shares of Common
Stock, par value $1 per share, outstanding.

CABOT CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CABOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2003 and 2002

(In millions, except per share amounts)

UNAUDITED

	2003	2002

Net sales and other operating revenues	$446	$410
Cost of sales	339	293

Gross profit	107	117

Selling and administrative expenses	51	52
Research and technical expense	12	11

Income from operations	44	54
Other income and expense
Interest and dividend income	1	1
Interest expense	(7)	(7)
Other income (expense)	(1)	(3)

Income from continuing operations before income taxes	37	45
Provision for income taxes	(8)	(11)
Equity in net income of affiliated companies, net of tax	2	1
Minority interest in net income, net of tax	(1)	(2)

Net income from continuing operations	30	33
Discontinued operations
Loss from operations of discontinued businesses, net of income taxes	(1)	—

Net income	29	33
Dividends on preferred stock, net of tax benefit	(1)	(1)

Income available to common shares	$28	$32

Weighted-average common shares outstanding:
Basic	59	59

Diluted	68	70

Income (loss) per common share:
Basic
Continuing operations	$0.49	$0.56
Discontinued operations
Loss from operations of a discontinued business	(0.01)	—

Net income (loss) per share	$0.48	$0.56

Diluted
Continuing operations	$0.43	$0.48
Discontinued operations
Loss from operations of a discontinued business	(0.01)	—

Net income (loss) per share	$0.42	$0.48

Dividends per common share	$0.15	$0.13

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and September 30, 2003

(In millions)

ASSETS

	December 31,	September 30,
	2003	2003

	(Unaudited)
Current assets:
Cash and cash equivalents	$252	$247
Accounts and notes receivable, net of reserve for doubtful accounts of $4 and $3	333	333
Inventories:
Raw materials	128	129
Work in process	156	155
Finished goods	170	159
Other	46	42

Total inventories	500	485
Prepaid expenses	43	35
Deferred income taxes	42	40

Total current assets	1,170	1,140

Investments:
Equity	53	50
Other	32	27

Total investments	85	77

Property, plant and equipment	2,295	2,202
Accumulated depreciation and amortization	(1,366)	(1,289)

Net property, plant and equipment	929	913

Other assets:
Goodwill	114	110
Other intangible assets, net of accumulated amortization of $6 and $6	9	9
Deferred income taxes	23	17
Other assets	41	42

Total other assets	187	178

Total assets	$2,371	$2,308

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and September 30, 2003

(In millions, except for share and per share amounts)

LIABILITIES & STOCKHOLDERS’ EQUITY

	December 31,	September 30,
	2003	2003

	(Unaudited)
Current liabilities:
Notes payable to banks	$21	$15
Current portion of long-term debt	40	40
Accounts payable and accrued liabilities	264	278
Income taxes payable	13	16
Deferred income taxes	4	3

Total current liabilities	342	352

Long-term debt	517	516
Deferred income taxes	111	101
Other liabilities	243	220
Commitments and contingencies (Note G)
Minority interest	43	40
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Series A Junior Participating Preferred Stock Issued and outstanding: none
Series B ESOP Convertible Preferred Stock 7.75% Cumulative Issued: 75,336 shares, outstanding: 51,906 and 53,490 shares (aggregate per share redemption value of $52 and $53)	69	70
Less cost of shares of preferred treasury stock	(38)	(38)
Common stock:
Authorized: 200,000,000 shares of $1 par value Issued and outstanding: 61,753,337 and 62,243,010 shares	62	62
Less cost of shares of common treasury stock	(5)	(5)
Additional paid-in capital	—	14
Retained earnings	1,174	1,160
Unearned compensation	(30)	(36)
Deferred employee benefits	(48)	(48)
Notes receivable for restricted stock	(21)	(21)
Accumulated other comprehensive loss (Note I)	(48)	(79)

Total stockholders’ equity	1,115	1,079

Total liabilities and stockholders’ equity	$2,371	$2,308

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 2003 and 2002

(In millions)

UNAUDITED

	2003	2002

Cash Flows from Operating Activities:
Net income	$29	$33
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	32	32
Deferred tax provision	—	(1)
Equity in income of affiliated companies	(2)	(1)
Non-cash compensation	6	7
Other non-cash charges, net	—	1
Changes in assets and liabilities
Accounts receivable	12	(36)
Inventory	(5)	(38)
Accounts payable and accruals	(20)	(14)
Prepayments and other assets	(1)	(2)
Income taxes payable	(3)	4
Other liabilities	4	10
Other, net	(4)	4

Cash provided by (used in) Operating Activities	48	(1)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(22)	(25)
Proceeds from sales of property, plant and equipment	1	1

Cash used in Investing Activities	(21)	(24)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	75
Repayments of long-term debt	—	(52)
Increase (decrease) in notes payable to banks	5	(35)
Increase (decrease) in short-term debt	—	11
Purchases of common stock	(21)	—
Sales and issuances of common stock	1	1
Cash dividends paid to stockholders	(10)	(9)
Cash dividends paid to minority interest stockholders	—	(1)

Cash used in Financing Activities	(25)	(10)

Effect of exchange rate changes on cash	3	1

Increase (decrease) in cash and cash equivalents	5	(34)
Cash and cash equivalents at beginning of period	247	159

Cash and cash equivalents at end of period	$252	$125

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended December 31, 2003

(In millions)

UNAUDITED

	Preferred	Common			Accumulated
	Stock, Net	Stock, Net	Additional		Other
	of Treasury	of Treasury	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss

Balance at September 30, 2003	$32	$57	$14	$1,160	$(79)

Net income				29
Foreign currency translation adjustments					29
Change in unrealized gain on available-for- sale securities, net of tax					3
Change in unrealized loss on derivative instruments, net of tax					(1)

Total comprehensive income

Common dividends paid				(9)
Purchase and retirement of common stock			(15)	(5)
Preferred stock conversion	(1)		1
Preferred dividends paid to Employee Stock Ownership Plan, net of tax				(1)
Amortization of unearned compensation

Balance at December 31, 2003	$31	$57	$—	$1,174	$(48)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Notes
		Deferred	Receivable	Total	Total
	Unearned	Employee	for Restricted	Stockholders’	Comprehensive
	Compensation	Benefits	Stock	Equity	Income (Loss)

Balance at September 30, 2003	$(36)	$(48)	$(21)	$1,079

Net income					$29
Foreign currency translation adjustments					29
Change in unrealized gain on available-for-sale securities, net of tax					3
Change in unrealized loss on derivative instruments, net of tax					(1)

Total comprehensive income					$60

Common dividends paid
Purchase and retirement of common stock
Preferred stock conversion
Preferred dividends paid to Employee Stock Ownership Plan, net of tax
Amortization of unearned compensation	6

Balance at December 31, 2003	$(30)	$(48)	$(21)	$1,115

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
UNAUDITED

A.	Basis of Presentation

The consolidated financial statements include the accounts of Cabot Corporation and majority-owned and controlled U.S. and non-U.S. subsidiaries (Cabot). Investments in 20% to 50% owned affiliates are accounted for using the equity method. Intercompany transactions have been eliminated.

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Form 10-K for the year ended September 30, 2003.

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 2003 and 2002. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

Certain amounts in fiscal 2003 have been reclassified to conform to the fiscal 2004 presentation.

B.	Equity Incentive Plans

Cabot has equity compensation plans under which stock options and restricted stock awards are granted to employees. The plans are described more fully in Note N of Cabot’s Form 10-K for the year ended September 30, 2003. In accordance with the provisions of the Statement of Financial Accounting Standard (FAS) No. 123, “Accounting for Stock-Based Compensation”, Cabot accounts for stock-based compensation plans using the intrinsic value method consistent with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. If Cabot applied the fair value recognition provisions of FAS No. 123, Cabot would have recorded compensation expense of $1 million and a nominal amount for the three months ended December 31, 2003 and 2002, respectively. The expense would be in addition to the $4 million and $5 million of compensation expense, net of tax, for restricted stock that was recorded in the three months ended December 31, 2003 and 2002, respectively.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2003
UNAUDITED

The following table illustrates the effect on net income and earnings per share if Cabot had applied the fair value recognition provisions of FAS No. 123.

	Three Months Ended
	December 31,
	2003	2002

Net income (loss), as reported	$29	$33
Add: Stock-based compensation expense included in reported net income, net of related tax effects	4	5
Deduct: Stock-based compensation using fair value method for all awards, net of related tax effects	(5)	(5)

Pro forma net income (loss)	$28	$33
Net income (loss) per common share:
Basic, as reported	$0.48	$0.56
Basic, pro forma	$0.47	$0.55
Diluted, as reported	$0.42	$0.48
Diluted, pro forma	$0.41	$0.47

The effects of applying the fair value method in this pro forma disclosure are not indicative of future amounts.

C.	Discontinued Operations

In the first quarter of fiscal 2004, Cabot recorded a loss from discontinued operations of $1 million for litigation related to a previously divested business. The loss, net of income taxes, is classified as a loss from operations of a discontinued business in the consolidated statements of operations.

D.	Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the three months ended December 31, 2003 are as follows:

	Chemical	Cabot
(Dollars in millions)	Business	Supermetals	Total

Balance at September 30, 2003	$23	$87	$110
Foreign exchange translation adjustment	1	3	4

Balance at December 31, 2003	$24	$90	$114

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2003
UNAUDITED

Cabot does not have any indefinite-lived intangible assets. Cabot had finite-lived intangible assets of $9 million at December 31, 2003 and September 30, 2003. The intangible assets at December 31, 2003 are comprised of $7 million for patents, $1 million for a minimum pension liability adjustment and $1 million for other intellectual property with related accumulated depreciation of $5 million for patents and $1 million for other intellectual property. Intangible assets are amortized over their estimated useful lives, which range from two to fifteen years. Estimated amortization expense is expected to be $1 million in each of the next five fiscal years.

E.	Guarantee Agreements

Cabot has provided certain indemnities pursuant to which it may be required to make payments to an indemnified party in connection with certain transactions and agreements. In connection with certain acquisitions and divestitures, Cabot has provided routine indemnities with respect to such matters as environmental, tax, insurance, product and employment related liabilities. In addition, in connection with various other agreements, including service and supply agreements, Cabot may provide routine indemnities for certain contingencies and routine warranties. In most cases, a maximum obligation is not explicitly stated, thus the potential amount of future maximum payments cannot be reasonably estimated. The duration of the indemnities varies, and in many cases is indefinite. Cabot has not recorded any liability for these indemnities in the consolidated financial statements, except as otherwise disclosed.

F.	Restructuring

In May 2003, Cabot initiated a restructuring plan in Europe to reduce costs, enhance customer service and create a stronger and more competitive organization. The restructuring initiatives are all related to the Chemical Business segment and included the closing of Cabot’s carbon black manufacturing facility in Zierbena, Spain, the consolidation of administrative services for all European businesses in one shared service center, the implementation of a consistent staffing model for all manufacturing facilities in Europe, and the discontinuance of two energy projects. As of December 31, 2003, Cabot expects the restructuring initiatives to result in a pre-tax charge to earnings of approximately $64 million. The $64 million of estimated charges includes approximately $31 million for severance and employee benefits, $7 million for asset retirement obligations at the Zierbena, Spain facility, $5 million for asset impairments associated with the discontinuance of an energy project, $12 million for accelerated depreciation on the Zierbena, Spain facility and $9 million for the realization of foreign currency translation adjustments. As of December 31, 2003, Cabot recorded $47 million of European restructuring charges and expects to record an additional $8 million over the next twelve to eighteen months. At December 31, 2003, $9 million of foreign currency translation adjustments existed and will be realized upon the substantial liquidation of the entity through which Cabot conducted its operations in Zierbena, Spain. As part of the restructuring initiative, Cabot expects the employment of approximately 220 people to be terminated over this period. In addition, Cabot plans to hire employees to staff the new European shared service center.

In fiscal 2003, Cabot completed a reduction in workforce in North America to reduce costs. Approximately $3 million of the $10 million severance and employee benefits reserve relates to the North American restructuring initiative. As of December 31, 2003, the unpaid balance of the restructuring costs is included in accrued expenses in the consolidated balance sheet.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2003
UNAUDITED

           Details of the activity of the restructuring reserve during the current period are as follows:

		Charges for		Ending
	Beginning	Three Months		Reserve at
	Reserve at	Ended December		December 31,
	October 1, 2003	31, 2003	Cash Paid	2003

Severance and employee benefits	$12	$1	$(3)	$10
Asset retirement obligations	7	—	—	7

Total	$19	$1	$(3)	$17

Restructuring charges incurred during the three months ended December 31, 2003 were $1 million for severance and other personnel benefits related to involuntary employment termination benefits for 21 employees at various European locations. The restructuring costs incurred have been recorded in cost of sales in the consolidated statement of operations.

G.	Commitments and Contingencies

As of December 31, 2003 and September 30, 2003, Cabot had approximately $26 million reserved for environmental matters primarily related to divested businesses. This reserve represents Cabot’s best estimate of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute, and its interpretation of laws and regulations applicable to each site. At December 31, 2003, $5 million of the $26 million reserve for the environmental matters is recognized on a discounted basis and will be accreted up to the undiscounted liability through interest expense over the expected cash flow period.

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. As more fully described in its Annual Report on Form 10-K for the fiscal year ended September 30, 2003, the Company’s respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of December 31, 2003, there were approximately 90,000 claimants in pending cases asserting claims against AO in connection with respiratory products. In fiscal year 2003, the Company retained the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading expert, to assist it in calculating Cabot’s estimated share of liability with respect to then-existing and future respirator liability claims. Based on the HR&A estimates, Cabot recorded a $20 million reserve during the third quarter of fiscal year 2003 to cover its share of liability for then-existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, and at December 31, 2003, is approximately $20 million.

Cabot is a party to various other lawsuits and subject to other claims and contingent liabilities arising in the ordinary course of its business. Although final disposition of all of these suits and claims may impact Cabot’s financial statements in a particular period, the Company does not expect the disposition of these suits and claims, in the aggregate, to have a material adverse effect on Cabot’s financial position.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2003

UNAUDITED

H.	Stockholders’ Equity

The following table summarizes the changes in shares of stock for the three months ended December 31, 2003:

Preferred Stock (in thousands)
Balance at September 30, 2003	70
Converted preferred stock	(1)

Balance at December 31, 2003	69

Preferred Treasury Stock (in thousands)
Balance at September 30, 2003	17

Balance at December 31, 2003	17

Common Stock (in millions)
Balance at September 30, 2003	62

Balance at December 31, 2003	62

Common Treasury Stock (in thousands)
Balance at September 30, 2003	163
Issued common treasury stock	(1)

Balance at December 31, 2003	162

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2003

(In millions)

UNAUDITED

I.	Comprehensive Income (Loss)

The pre-tax, tax, and after-tax effects of the components of other comprehensive income (loss) for the three months ended December 31 are shown below:

	Pre-tax	Tax	After-tax

2003
Foreign currency translation adjustments	$29	$—	$29
Unrealized holding gain (loss) arising during period on marketable equity securities	4	(1)	3
Unrealized holding gain (loss) arising during period on derivative instruments	(1)	—	(1)

Other comprehensive income (loss)	$32	$(1)	$31

	Pre-tax	Tax	After-tax

2002
Foreign currency translation adjustments	$9	$—	$9
Unrealized holding gain (loss) arising during period on marketable equity securities	(15)	6	(9)
Unrealized holding gain (loss) arising during period on derivative instruments	(1)	—	(1)

Other comprehensive income (loss)	$(7)	$6	$(1)

The balance of the after-tax components comprising accumulated other comprehensive loss as of December 31, 2003 and September 30, 2003 is summarized below:

	December 31,	September 30,
	2003	2003

Foreign currency translation adjustments	$(28)	$(57)
Unrealized holding gain on marketable equity securities	11	8
Unrealized holding loss on derivative instruments	(2)	(1)
Minimum pension liability adjustment	(29)	(29)

Accumulated other comprehensive loss	$(48)	$(79)

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2003

(In millions, except per share amounts)

UNAUDITED

J.	Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated for the three months ended December 31 as follows:

	2003	2002

Basic EPS
Income available to common shares (numerator)	$28	$32

Weighted-average common shares outstanding	59	59

Basic EPS	$0.48	$0.56

Diluted EPS
Income available to common shares	$28	$32
Dividends on preferred stock	1	1

Income available to common shares plus assumed conversions (numerator)	$29	$33

Weighted-average common shares outstanding	59	59
Effect of dilutive securities: (2)
Assumed conversion of preferred stock	8	8
Common shares issuable (1)(3)	1	3

Adjusted weighted-average shares (denominator)	68	70

Diluted EPS	$0.42	$0.48

(1)	Represents restricted stock and stock options issued under Cabot Equity Incentive Plans.

(2)	At December 31, 2003 and 2002, 0.2 million and 0.6 million, respectively, of options to purchase shares of common stock were not included in the calculation of diluted earnings per share because those options’ exercise prices were greater than the average market price of common shares.

(3)	Commencing in fiscal 2004, Cabot has adjusted its calculation of fully diluted shares outstanding to reflect the number of shares the Company could repurchase with the assumed proceeds from restricted stock awards under the Company’s Long Term Incentive Program. Prior periods have not been adjusted because the adjustment would not have been material.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2003

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

	Chemical	Cabot	Specialty	Segment	Unallocated	Consolidated
	Business	Supermetals(5)	Fluids(5)	Total	and Other	Total

2003
Net sales and other operating revenues(1)(2)	$351	$87	$1	$439	$7	$446
Profit (loss) before taxes(3)	$27	$21	$(2)	$46	$(9)	$37
2002
Net sales and other operating revenues(1)(2)	$309	$96	$2	$407	$3	$410
Profit (loss) before taxes(3)	$24	$32	$(1)	$55	$(10)	$45

Unallocated and other net sales and other operating revenues includes the following:

	2003	2002

Equity affiliate sales	$(8)	$(8)
Royalties paid by equity affiliates	2	1
Shipping and handling fees	13	10

Total	$7	$3

Unallocated and other profit (loss) before taxes includes the following:

	2003	2002

Interest expense	$(7)	$(7)
General unallocated income (expense) (4)	—	(2)
Equity in net income of affiliated companies	(2)	(1)

Total	$(9)	$(10)

(1)	Segment sales for certain operating segments include 100% of sales for one equity affiliate and transfers of materials at cost and at market-based prices.

(2)	Unallocated and other reflects an elimination for sales for one equity affiliate offset by royalties paid by equity affiliates and external shipping and handling fees.

(3)	Segment profit is a measure used by Cabot’s operating decision-makers to measure consolidated operating results and assess segment performance. Segment profit includes equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest and allocated corporate costs.

(4)	General unallocated income (expense) includes foreign currency transaction gains (losses), interest income, dividend income and restructuring costs discussed in Note F .

(5)	As of October 1, 2003, the operation of Cabot’s tantalum mine in Manitoba, Canada was transferred from the Specialty Fluids segment to the Cabot Supermetals segment. Therefore, Cabot eliminated interoperating segment revenue between the Cabot Supermetals and Specialty Fluids segments. The impact of this change was immaterial to prior periods. Prior periods have been restated to conform with the fiscal 2004 presentation.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2003
UNAUDITED

L.	Recent Accounting Pronouncements

In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) was passed by the United States Congress. The Act will be effective January 1, 2006 and provides Medicare government subsidies for employers that sponsor retiree medical programs for prescriptions drugs for former employees. The Financial Accounting Standards Board (FASB) issued a Staff Position Paper (FSP) 106-1 in January 2004 in response to the Act. FSP 106-1 allows an employer a one-time election to defer recognition of the Act in an employer’s financial statements until the FASB issues authoritative guidance on the matter. Cabot has elected to defer recognition of the accounting changes until such time.

In December 2003, the FASB issued a revision to FAS No 132. This pronouncement revises the disclosures required for pension and other postretirement employee benefit plans. FAS No. 132 will be effective for Cabot for the interim period commencing on January 1, 2004 and Cabot will adopt the disclosure provisions of this standard.

In December 2003, the FASB released a revised version of Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and did change guidance in many other areas. Some of the differences between FIN 46 and FIN 46R includes, among others, (i) the addition of a scope exception for certain entities that meet the definition of a business provided that specified criteria are met, (ii) the addition of a scope exception in situations whereby an enterprise is unable to obtain certain information pertaining to the entity to comply with FIN 46R, and (iii) the addition of a list of events that require reconsideration of whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary if a variable interest entity, rather than stating the general principle with examples that had previously been provided. Additionally, FIN 46R incorporates the guidance found in the eight final Staff Position Papers that were issued as of the release of FIN 46R. All entities created after January 31, 2003 were already required to be analyzed under FIN 46, and they must continue to do so. FIN 46R will be applicable to Cabot as it relates to all non-special purpose entities created prior to February 1, 2003 in the second quarter of fiscal 2004.

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

Revenue Recognition and Accounts Receivable

The Company primarily derives its revenue from the sale of specialty chemicals, tantalum and related products and cesium formate. Other operating revenues include tolling, services and royalties received for licensed technology. The Company recognizes revenue when certain criteria have been met to show that revenue is realized or realizable and earned.

Revenue from product sales is typically recognized when the product is shipped and title and risk of loss have passed to the customer. The Company generally is able to ensure that products meet customer specifications prior to shipment. Under certain multi-year supply contracts with declining prices and minimum volumes, Cabot recognizes revenue based on an estimated average selling price over the contract lives.

The Company prepares its estimates for sales returns and allowances, discounts, and rebates quarterly based primarily on historical experience updated for changes in facts and circumstances, as appropriate. The Company offers certain of its customers cash discounts and volume rebates as sales incentives. The discounts and rebates are recorded as a reduction of sales at the time revenue is recognized. Rebates that are earned over a period of time are recorded based on the estimated amount to be earned, which is reviewed periodically. A provision for sales returns and allowances is recorded at the time of sale based on historical experience as a reduction of sales. If actual future results vary, the Company may need to adjust its estimates, which could have a material impact on earnings in the period of adjustment.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required, which could materially affect future earnings. As of December 31, 2003, the allowance for doubtful accounts was $4 million.

Inventory Valuation

The cost of most raw materials, work in process, and finished goods inventories in the U.S. is determined by the last-in, first-out (LIFO) method. Had the Company used the first-in, first-out (FIFO) method instead of the LIFO method for such inventories the value of those inventories would have been $70 million higher as of December 31, 2003. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.

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

Valuation of Long-Lived Assets

The Company’s long-lived assets include property, plant, equipment, long-term investments, goodwill and other intangible assets. The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An asset impairment is recognized when the carrying value of the asset, excluding goodwill, is not recoverable based on the undiscounted estimated cash flows. The Company’s estimates reflect management’s assumptions about selling prices, production and sales volume, costs, and market conditions over an estimate of the remaining operating period. If an impairment is indicated, the asset is written down to the estimated fair value. In circumstances when an asset does not have separate indentifiable cash flows, an impairment charge is recorded when Cabot abandons the asset.

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

Environmental Costs

The Company accrues environmental costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. When a liability amount cannot be reasonably estimated, but a range can be reasonably estimated, the Company accrues the amount that reflects its best estimate within that range or the low end of the range if no estimate within the range is better. The amount accrued reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. A portion of the reserve for environmental matters is recognized on a discounted basis. The availability of new information, changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in applicable government laws and regulations could result in higher or lower costs. The Company does not reduce its estimated liability for possible recoveries from insurance carriers. Proceeds from insurance carriers are recorded when realized by the receipt of cash or a contractual agreement. As of December 31, 2003, the Company had $26 million reserved for various environmental matters.

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

Income Taxes

The Company estimates its income taxes in each jurisdiction that imposes a tax on its income. This process involves estimating the tax exposure for differences between actual results and estimated results. The Company has filed its tax returns in accordance with its interpretations of each jurisdiction’s tax laws and has established reserves for potential differences in interpretation of those laws. In the event that actual results are significantly different from those estimates, the Company’s provision for income taxes could be significantly impacted.

II.     Results of Operations

Net sales and operating profit before taxes by segment are shown in Note K of the Consolidated Financial Statements.

Three Months Ended December 31, 2003 versus
Three Months Ended December 31, 2002

Net income for the first quarter of fiscal 2004 was $29 million ($0.42 per diluted common share) compared to $33 million of net income ($0.48 per diluted common share) in the same quarter a year ago. The first quarter of fiscal 2004 results contained $2 million of after tax charges ($0.02 per diluted common share) from certain items and discontinued operations, while the results for the first quarter of 2003 contained no such items. Charges from certain items are detailed below.

Sales increased 9% from $410 million in the first quarter of last year to $446 million this year, primarily due to increased prices, product mix and foreign exchange in the Chemical Business. The Company’s total segment profit before tax (“PBT”) decreased 16%, from $55 million in fiscal 2003 to $46 million in the first quarter of fiscal 2004. This decrease was driven principally by the anticipated decline in Cabot Supermetals’ income, but was partially offset by improved performance in the Chemical Business and favorable translation of foreign earnings.

Sales for the Chemical Business increased 14%, from $309 million in the first quarter of fiscal 2003 to $351 million in first quarter of fiscal 2004 due primarily to higher carbon black prices and foreign exchange. The Chemical Business segment PBT increased 13%, from $24 million in fiscal 2003 to $27 million in the first quarter of fiscal 2004. The increase in PBT was largely due to favorable product mix ($7 million), fixed cost reductions ($7 million) and foreign currency translation ($5 million), which more than offset the margin decline due to higher raw material costs ($9 million) and the negative impact of reducing inventories ($7 million).

In carbon black during the first quarter of fiscal 2004, PBT was $5 million higher than the first quarter of fiscal 2003. The improved business performance was primarily a result of favorable product mix, cost savings initiatives and translation of foreign earnings, which offset lower unit margins, as price increases were insufficient to offset higher feedstock costs and lower manufacturing absorption related to lower inventory levels. Carbon black volumes were flat compared to the first quarter of fiscal 2003, as strong demand in Asia Pacific (10% increase) was offset by lower volumes in Europe (6% decrease). The strength of the Asia Pacific carbon black market is primarily due to strong demand from China. However, margins in the region were flat because of higher imported product costs.

Fumed metal oxides PBT was flat in the quarter compared to the first quarter of fiscal 2003. The benefit of increased volumes in all key markets (3% increase overall) and lower operating and administrative costs were offset by the lower manufacturing absorption related to lower inventory levels. In January 2004, the Company entered into a new long-term supply agreement with an electronics customer for fumed silica, replacing an existing long-term supply contract with that customer.

Cabot’s inkjet colorants business continues to make progress with the growth of its existing commercial products and the development of new products. Increased demand in both the original equipment and after-market sectors resulted in a 29% increase in volume for the business compared to the first quarter of fiscal 2003. The volume gain was offset by higher operating costs related to development programs, as well as higher R&D costs. These factors led to a profit before tax that was equal to that of the first quarter of fiscal 2003.

In the Supermetals Business, sales decreased 10% from $96 million in the first quarter of fiscal 2003 to $87 million in the first quarter of fiscal 2004. Volumes were lower than the year ago quarter by 3% due principally to lower intermediate product sales following the completion of certain customer contracted obligations for such intermediate products last quarter. Segment profit declined 34% primarily due to the drop in intermediate product sales. This decline was partially offset by increased tantalum powder demand in Asia Pacific and lower operating costs.

Specialty Fluids’ sales in the first quarter of fiscal year 2004 were $1 million versus $2 million in the same quarter of last year. The segment reported a $2 million operating loss, which was a decline of $1 million from the same period in 2003, primarily driven by lower volumes. Since the end of the first fiscal quarter, one significant completion job in the North Sea has been completed and the business is in the final stages of its first drilling job under its agreement with Statoil. The revenues associated with these jobs will be recognized in the second quarter of fiscal 2004.

Results for the first quarter of fiscal 2004 include after tax charges of $2 million from certain items and discontinued operations as follows:

Three months ended December 31
Dollars in million pre-tax, except as noted
(unaudited)	2003	2002

Net Income	$29	$33

Certain items and discontinued operations:
Restructuring initiatives	(1)	—

Subtotal of certain items	(1)	—
Discontinued operations	(1)	—

Total certain items and discontinued operations	(2)	—

Total certain items and discontinued operations after tax	$(2)	$—

Certain charges for the first quarters of fiscal 2004 and 2003 are recorded in the consolidated statement of operations as follows:

Three months ended December 31
Dollars in millions pre-tax (unaudited)	2003	2002

Statement of Operations Line Item
Cost of Sales	$(1)	$—

Total certain items pre-tax	$(1)	$—

The Company is encouraged by evidence of economic recovery in its markets and is cautiously optimistic in its business outlook. In the Chemical Business, the cost savings initiatives should continue to provide benefits that offset the margin pressure resulting from high raw material costs and low industry capacity utilization. In the Supermetals Business, the outlook is improving as demand in the electronics market strengthens and industry utilization rates improve, which should help offset some of the margin loss from the intermediate product sales decline. The Specialty Fluids Business should improve as additional jobs anticipated under the Company’s agreement with Statoil commence.

Research and technical spending was $12 million for the first quarter of 2004 compared to $11 million in the first quarter of fiscal year 2003. Selling and administrative expenses decreased $1 million from $52 million in the first quarter of last year compared to $51 million in the same quarter of fiscal year 2004.

Interest and dividend income in the first quarter was $1 million, which was flat with the first quarter of fiscal 2003. Interest expense of $7 million for the first quarter of fiscal year 2004 was equal to that of the first quarter last year.

Income tax expense in the first quarter was $8 million, which reflected an effective tax rate of 23% for the first quarter of fiscal 2004, as compared to 25% for the first quarter of fiscal 2003. The decrease in the effective tax rate was due to increased profits from lower tax rate jurisdictions.

III. Cash Flow and Liquidity

During the first three months of fiscal 2004, cash provided by operating activities totaled $48 million as compared to cash used by operating activities of $1 million for the same period last year. The change in cash is due to lower levels of receivables and inventories in both the carbon black and Cabot Supermetals businesses in the first quarter of 2004.

Capital spending for the first three months of fiscal 2004 was $22 million compared to $25 million in the first three months of fiscal 2003. The majority of capital spending occurred in the ordinary course of business and was related to routine plant operating capital projects. Capital expenditures for fiscal 2004 are expected to be approximately $130 million and include expenditures for replacement projects, plant expansions, and the completion of projects started in fiscal 2003. In February 2004, the Company entered into a joint venture agreement with Bluestar New Chemicals Materials Company Ltd. for the construction and operation of a fumed silica manufacturing facility in Jiangxi Province, China. The Company expects to spend approximately $3 million of its estimated $130 million in capital expenditures for fiscal 2004 on the Bluestar joint venture project and an estimated $27 million for this project in fiscal 2005. The construction of the manufacturing facility is expected to be completed late in calendar year 2005.

Cash used for financing activities was $25 million in the first three months of fiscal 2004 as compared to $10 million used during the same period last year. The increase in cash used for financing activities primarily relates to the purchase of approximately 750,000 shares of Cabot common stock during the first three months of fiscal 2004 for $21 million.

Cabot has a $26 million reserve for environmental matters as of December 31, 2003, for remediation costs at various environmental sites. These sites are primarily associated with businesses divested in prior years. The Company anticipates that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Cabot also has recorded a $20 million reserve for respirator claims as of December 31, 2003, and has various other litigation costs, including defense costs associated with the pending antitrust actions and lawsuits filed against the Company in connection with certain discontinued operations, incurred in the ordinary course of business. Due to the uncertain nature and timing of litigation proceedings, it is difficult to predict the timing of their cash flows.

In May 2003, Cabot initiated a restructuring plan to reduce costs, enhance customer service and create a stronger and more competitive organization. The restructuring initiatives include the closing of Cabot’s carbon black manufacturing facility in Zierbena, Spain, the consolidation of administrative services for all European businesses in one shared service center, the implementation of a consistent staffing model for all manufacturing facilities in Europe, and the discontinuance of two energy projects. As part of the restructuring initiatives, Cabot expects the employment of approximately 220 people to be terminated throughout its European facilities due to the shut down of the carbon black manufacturing facility and consolidation of administrative services. As of December 31, 2003, Cabot expects the restructuring initiatives to result in a pre-tax charge to earnings of approximately $64 million. The $64 million of estimated charges includes approximately $31 million for severance and employee benefits, $7 million for asset retirement obligations at the Zierbena, Spain facility, $5 million for asset impairments associated with the discontinuance of an energy project, $12 million for accelerated depreciation on the Zierbena, Spain facility and $9 million for the realization of foreign currency translation adjustments. At December 31, 2003, $9 million of foreign currency translation adjustments existed and will be realized upon substantial liquidation of the entity in Zierbena, Spain. As of December 31, 2003, Cabot recorded $47 million of European restructuring charges and expects to record an additional $8 million over the next twelve to eighteen months.

At December 31, 2003, $17 million remain in accrued expenses in the consolidated balance sheet for restructuring activites. Approximately $3 million of the $17 million reserve relates to the reduction in workforce in North America completed in fiscal 2003 and $14 million relates to the European restructuring. Restructuring charges incurred during the three months ended December 31, 2003 were $1 million for severance and other personnel benefits related to involuntary employment termination benefits for 21 employees at various European locations. During the first quarter of fiscal 2004, Cabot made cash payments of $3 million related to restructuring costs and expects to make cash payments of $25 million in the next twelve to eighteen months. The restructuring costs incurred are all related to the Chemical Business segment and have been recorded in cost of sales in the consolidated statement of operations.

Management expects cash on hand, cash from operations and present financing arrangements, including Cabot’s unused line of credit, to be sufficient to meet Cabot’s cash requirements for the next twelve months and the foreseeable future.

IV. Recent Accounting Developments

In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) was passed by the United States Congress. The Act will be effective January 1, 2006 and provides Medicare government subsidies for employers that sponsor retiree medical programs for prescriptions drugs for former employees. The Financial Accounting Standards Board (FASB) issued a Staff Position Paper (FSP) 106-1 in January 2004 in response to the Act. FSP 106-1 allows an employer a one-time election to defer recognition of the Act in an employer’s financial statements until the FASB issues authoritative guidance on the matter. Cabot has elected to defer recognition of the accounting changes until such time.

In December 2003, the FASB issued a revision to FAS No. 132. This pronouncement revises the disclosures required for pension and other postretirement employee benefit plans. FAS No. 132 will be effective for Cabot for the interim period commencing on January 1, 2004 and Cabot will adopt the disclosure provisions of this standard.

In December 2003, the FASB released a revised version of Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and did change guidance in many other areas. Some of the differences between FIN 46 and FIN 46R includes, among others, (i) the addition of a scope exception for certain entities that meet the definition of a business provided that specified criteria are met, (ii) the addition of a scope exception in situations whereby an enterprise is unable to obtain certain information pertaining to the entity to comply with FIN 46R, and (iii) the addition of a list of events that require reconsideration of whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary if a variable interest entity, rather than stating the general principle with examples that had previously been provided. Additionally, FIN 46R incorporates the guidance found in the eight final Staff Position Papers that were issued as of the release of FIN 46R. All entities created after January 31, 2003 were already required to be analyzed under FIN 46, and they must continue to do so. FIN 46R will be applicable to Cabot as it relates to all non-special purpose entities created prior to February 1, 2003 in the second quarter of fiscal 2004.

Forward-Looking Information: Included above are forward-looking statements relating to management’s expectations of future profits, future economic and business conditions, new business growth, the Company’s product development program, efforts to control costs, and implementation of restructuring initiatives. Actual results may differ materially from the results anticipated in the forward-looking statements included in this quarterly report due to a variety of factors, including domestic and global economic conditions, such as market supply and demand, prices and costs and availability of raw materials; fluctuations in currency exchange rates; patent rights of others; stock market conditions; the timely commercialization of products under development by the Company (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); the Company’s ability to successfully implement its cost reduction initiatives and organizational restructurings; demand for the Company’s and its customers’ products; competitors’ reactions to market conditions; the accuracy of the assumptions used by the Company in establishing a reserve for its share of liability for respirator claims; and the outcome of pending litigation and governmental investigations. Other factors and risks are discussed in the Company’s 2003 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended December 31, 2003 does not differ materially from that discussed under Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board, President and Chief Executive Officer, and its Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

During the quarterly period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. As more fully described in its Annual Report on Form 10-K for the fiscal year ended September 30, 2003, the Company’s respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of December 31, 2003, there were approximately 90,000 claimants in pending cases asserting claims against AO in connection with respiratory products. In fiscal year 2003, the Company retained the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading expert, to assist it in calculating Cabot’s estimated share of liability with respect to then-existing and future respirator liability claims. Based on the HR&A estimates, Cabot recorded a $20 million reserve during the third quarter of fiscal year 2003 to cover its share of liability for then-existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, and at December 31, 2003, is approximately $20 million.

On July 29, 2002, AVX Corporation commenced an action against the Company in the United States District Court for the District of Massachusetts. The complaint involved a tantalum supply agreement between the Company and AVX, one of the Company’s tantalum customers, and alleged unfair and deceptive trade practices, breach of contract and other related matters. This action was dismissed on procedural grounds during fiscal year 2003. In connection with the dismissal, the Company filed an action against AVX in the Business Litigation Section of the Superior Court of Massachusetts seeking declaratory judgment as to the validity of the supply agreement, as well as a declaration that Cabot is not in breach of an alleged prior agreement, and that Cabot did not engage in unfair and deceptive trade practices. A hearing on Cabot’s motion for summary judgment in this matter was heard in January 2004. AVX continues to purchase product in accordance with the terms of its contract during the dispute.

During and subsequent to the first quarter of fiscal year 2004, the Company and certain other companies have been named in the following actions filed on behalf of purported classes of indirect purchasers of carbon black in the states of Kansas, South Dakota and Tennessee from as early as 1998 to the present (the “Period”): Merriman v. Cabot Corp., filed in the District Court of Pratt County, Kansas; Krizan v. Cabot Corp., filed in the County of Hughes, 6th Judicial Circuit, South Dakota; and Humphrey v. Cabot Corp., filed in the Circuit Court of Shelby County, 13th Judicial District, Tennessee. These complaints assert violations under Kansas, South Dakota and Tennessee law, respectively, and allege that the defendants conspired to fix, raise, maintain or stabilize prices for carbon black sold in the respective state during the Period. In each case, the plaintiffs seek treble damages in an unspecified amount and attorneys’ fees. Cabot believes it has strong defenses to all of these claims, which it intends to assert vigorously.

Cabot is a party to several pending actions in connection with its discontinued beryllium operations. As described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, during the last several years, several individuals who have resided or worked for many years in the immediate vicinity of Cabot’s former beryllium facility located in Reading, Pennsylvania have brought suits against Cabot and NGK Metals, Inc. (which purchased a portion of Cabot’s former beryllium business in 1986), for personal injury allegedly caused by beryllium particle emissions produced at that facility. Cabot prevailed on summary judgment in six of these cases. All six cases were appealed by the plaintiffs to the Court of Appeals for the Third Circuit and in December 2003, the Third Circuit reversed the federal District Court’s dismissal in three of these cases, while affirming its judgment in one of them. Cabot sought re-hearing by the Third Circuit in connection with its decision. A re-hearing was not granted and the three cases have been returned to the District Court for trial. Since October 2003, 57 individuals have asserted claims now pending in 34 separate Pennsylvania state court actions, for personal injury and/or medical monitoring. These plaintiffs allege contact with beryllium in various ways, including residence or employment in the area surrounding the Reading facility, employment at the Reading facility or contact with individuals who worked at the Reading facility. Discovery is underway in these cases. The Company believes it has valid defenses to the beryllium actions and will assert them vigorously in the various venues in which claims have been asserted.

Cabot is a party to various other lawsuits, and is subject to claims and contingent liabilities arising in the ordinary course of its business. Although final disposition of all of these suits and claims may impact Cabot’s financial statements in a particular period, the Company does not expect the disposition of these suits and claims, in the aggregate, to have a material adverse effect on Cabot’s financial position.

Item 6. Exhibits and Reports on Form 8-K

(a)	EXHIBITS

The following Exhibits are filed herewith:

1.	Exhibit 31.1 - Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2.	Exhibit 31.2 - Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

3.	Exhibit 32 - Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	REPORTS ON FORM 8-K

The registrant furnished the following current reports on Form 8-K during the fiscal quarter ended December 31, 2003:

1.	On October 23, 2003, the registrant furnished a Current Report on Form 8-K dated October 22, 2003, that included the text of a press release announcing its operating results for the fourth fiscal quarter and fiscal year ended September 30, 2003.

2.	On December 17, 2003, the registrant furnished a Current Report on Form 8-K dated December 16, 2003, that included the text of a press release updating its fourth fiscal quarter and fiscal year end earnings information.

The registrant did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: February 12, 2004	By:	/s/ John A. Shaw

John A. Shaw
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: February 12, 2004	By:	/s/ David J. Elliott

David J. Elliott
Controller
(Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.