Form 10-Q
period 2004-03-31
CABOT CORP
filed 2004-05-17
CIK 16040

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2004

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

As of May 10, 2004 the Company had 62,261,651 shares of Common
Stock, par value $1 per share, outstanding.

CABOT CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2004 and 2003

(In millions, except per share amounts)

UNAUDITED

	2004	2003
Net sales and other operating revenues	$500	$466
Cost of sales	369	339

Gross profit	131	127

Selling and administrative expenses	58	58
Research and technical expense	13	12

Income from operations	60	57
Other income and expense
Interest and dividend income	1	1
Interest expense	(7)	(7)
Other income (expense)	(3)	(21)

Income from continuing operations before income taxes	51	30
Provision for income taxes	(13)	(6)
Equity in net income of affiliated companies, net of tax of $1 and $1	1	1
Minority interest in net income, net of tax of $1 and $1	(3)	(2)

Net income from continuing operations	36	23
Discontinued operations
Income from a discontinued business, net of income taxes	1	—

Net income	37	23
Dividends on preferred stock, net of tax benefit	(1)	(1)

Income available to common shares	$36	$22

Weighted-average common shares outstanding:
Basic	59	59

Diluted	69	70

Income per common share:
Basic
Continuing operations	$0.61	$0.38
Discontinued operations
Income from a discontinued business	0.01	—

Net income per share	$0.62	$0.38

Diluted
Continuing operations	$0.53	$0.33
Discontinued operations
Income from a discontinued business	0.01	—

Net income per share	$0.54	$0.33

Dividends per common share	$0.15	$0.13

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended March 31, 2004 and 2003

(In millions, except per share amounts)

UNAUDITED

	2004	2003
Net sales and other operating revenues	$946	$876
Cost of sales	708	632

Gross profit	238	244

Selling and administrative expenses	109	110
Research and technical expense	25	24

Income from operations	104	110
Other income and expense
Interest and dividend income	3	2
Interest expense	(15)	(14)
Other income (expense)	(4)	(23)

Income from continuing operations before income taxes	88	75
Provision for income taxes	(21)	(17)
Equity in net income of affiliated companies, net of tax of $2 and $1	3	2
Minority interest in net income, net of tax of $1 and $1	(4)	(3)

Net income	66	57
Dividends on preferred stock, net of tax benefit	(2)	(2)

Income available to common shares	$64	$55

Weighted-average common shares outstanding:
Basic	59	59

Diluted	69	70

Income per common share:
Basic	$1.10	$0.94

Diluted	$0.96	$0.81

Dividends per common share	$0.30	$0.26

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS
March 31, 2004 and September 30, 2003

(In millions)

	March 31,	September 30,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$257	$247
Accounts and notes receivable, net of reserve for doubtful accounts of $3 and $3	375	333
Inventories:
Raw materials	129	129
Work in process	152	155
Finished goods	133	130
Other	47	42

Total inventories	461	456
Prepaid expenses	46	35
Deferred income taxes	40	40

Total current assets	1,179	1,111

Investments:
Equity	54	50
Other	25	27

Total investments	79	77

Property, plant and equipment	2,294	2,202
Accumulated depreciation and amortization	(1,383)	(1,289)

Net property, plant and equipment	911	913

Other assets:
Goodwill	115	110
Other intangible assets, net of accumulated amortization of $7 and $6	8	9
Assets held for rent	32	29
Deferred income taxes	18	17
Other assets	48	42

Total other assets	221	207

Total assets	$2,390	$2,308

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2004 and September 30, 2003

(In millions, except for share and per share amounts)

LIABILITIES & STOCKHOLDERS’ EQUITY

	March 31,	September 30,
	2004	2003
	(Unaudited)
Current liabilities:
Notes payable to banks	30	$15
Current portion of long-term debt	25	40
Accounts payable and accrued liabilities	274	278
Income taxes payable	12	16
Deferred income taxes	2	3

Total current liabilities	343	352

Long-term debt	519	516
Deferred income taxes	104	101
Other liabilities	238	220
Commitments and contingencies (Note I)
Minority interest	39	40
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Series A Junior Participating Preferred Stock Issued and outstanding: none
Series B ESOP Convertible Preferred Stock 7.75% Cumulative Issued: 75,336 shares, outstanding: 50,007 and 53,490 shares (aggregate per share redemption value of $50 and $53)	67	70
Less cost of shares of preferred treasury stock	(38)	(38)
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued and outstanding: 62,200,623 and 62,243,010 shares	62	62
Less cost of shares of common treasury stock	(5)	(5)
Additional paid-in capital	—	14
Retained earnings	1,205	1,160
Unearned compensation	(24)	(36)
Deferred employee benefits	(47)	(48)
Notes receivable for restricted stock	(20)	(21)
Accumulated other comprehensive loss (Note K)	(53)	(79)

Total stockholders’ equity	1,147	1,079

Total liabilities and stockholders’ equity	$2,390	$2,308

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 2004 and 2003

(In millions)

UNAUDITED

	2004	2003
Cash Flows from Operating Activities:
Net income	$66	$57
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	66	64
Deferred tax provision	3	(10)
Equity in income of affiliated companies	(3)	(2)
Non-cash compensation	13	15
Other non-cash charges, net	4	24
Changes in assets and liabilities
Accounts receivable	(32)	(67)
Inventory	3	(34)
Accounts payable and accruals	(8)	(5)
Prepayments and other assets	(13)	—
Income taxes payable	(1)	6
Other liabilities	1	8
Other, net	(6)	3

Cash provided by (used in) Operating Activities	93	59

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(43)	(49)
(Increase) decrease in assets held for rent	(2)	(3)
Proceeds from sales of property, plant and equipment	2	2

Cash used in Investing Activities	(43)	(50)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	75
Repayments of long-term debt	(15)	(52)
Increase (decrease) in notes payable to banks	—	(35)
Increase (decrease) in short-term debt	15	(1)
Purchases of common stock	(21)	(6)
Sales and issuances of common stock	4	2
Cash dividends paid to stockholders	(20)	(18)
Cash dividends paid to minority interest stockholders	(6)	(4)

Cash used in Financing Activities	(43)	(39)

Effect of exchange rate changes on cash	3	2

Increase (decrease) in cash and cash equivalents	10	(28)
Cash and cash equivalents at beginning of period	247	159

Cash and cash equivalents at end of period	$257	$131

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended March 31, 2004

(In millions)

UNAUDITED

	Preferred	Common			Accumulated			Notes
	Stock, Net	Stock, Net	Additional		Other		Deferred	Receivable	Total	Total
	of Treasury	of Treasury	Paid-in	Retained	Comprehensive	Unearned	Employee	for Restricted	Stockholders’	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Compensation	Benefits	Stock	Equity	Income (Loss)
Balance at September 30, 2003	$32	$57	$14	$1,160	$(79)	$(36)	$(48)	$(21)	$1,079

Net income				66						$66
Foreign currency translation adjustments					29					29
Change in unrealized gain (loss) on available-for- sale securities, net of tax					(1)					(1)
Change in unrealized gain (loss) on derivative instruments, net of tax					(2)					(2)

Total comprehensive income										$92

Common dividends paid				(19)
Issuance of stock under employee compensation plans, net of forfeitures			3					1
Purchase and retirement of common stock			(20)	(1)
Preferred stock conversion	(3)		3
Preferred dividends paid to Employee Stock Ownership Plan, net of tax				(1)
Principal payment by Employee Stock Ownership Plan under guaranteed loan							1
Amortization of unearned compensation						12

Balance at March 31, 2004	$29	$57	—	$1,205	$(53)	$(24)	$(47)	$(20)	$1,147

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
UNAUDITED

A.	Basis of Presentation

The consolidated financial statements include the accounts of Cabot Corporation and majority-owned and controlled U.S. and non-U.S. subsidiaries (“Cabot” or the “Company”). Investments in 20% to 50% owned affiliates are accounted for using the equity method. Intercompany transactions have been eliminated.

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Form 10-K for the year ended September 30, 2003.

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 2004 and 2003. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

Certain amounts in fiscal 2003 have been reclassified to conform to the fiscal 2004 presentation.

B.	Significant Accounting Policies

Revenue Recognition

Cabot primarily derives its revenues from the sale of specialty chemicals, tantalum and related products and from the rental of cesium formate. Revenue from product sales is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Revenue from the rental of cesium formate is recognized throughout the rental period based on the contracted rental amount. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. Other operating revenues, which represent less than ten percent of total revenues, include tolling, services and royalties for licensed technology.

In the second quarter of fiscal 2004, the accounting treatment for the rental of cesium formate was changed from recording the revenue at the end of the rental period to recording the rental revenue throughout the rental period. Prior periods have not been adjusted as the impact is immaterial. This change also resulted in the reclassification for all periods presented of the cesium formate assets held for rent from a current asset to a non-current asset.

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

Cabot maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. If the financial conditions of Cabot’s customers were to

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2004
UNAUDITED

deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required, which could materially affect future earnings. As of March 31, 2004, the allowance for doubtful accounts was $3 million.

Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.” Shipping and handling costs are included in cost of sales.

Assets Held for Rent

Assets held for rent represent cesium formate inventory in the Specialty Fluids segment that will be rented to customers on a short-term basis. Assets held for rent are stated at average cost. These assets were included in finished goods inventory within current assets in previous periods. At March 31, 2004 and September 30, 2003, Cabot has assets held for rent of $32 million and $29 million, respectively.

Equity Incentive Plans

Cabot has equity compensation plans under which stock options and restricted stock awards are granted to employees. The plans are described more fully in Note N of Cabot’s Form 10-K for the year ended September 30, 2003. In accordance with the provisions of the Statement of Financial Accounting Standard (“FAS”) No. 123, “Accounting for Stock-Based Compensation”, Cabot accounts for stock-based compensation plans using the intrinsic value method consistent with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.

The following table illustrates the effect on net income and earnings per share if Cabot had expensed stock options in accordance with the fair value recognition provisions of FAS No. 123.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
(Dollars in millions, except per share amounts)
Net income, as reported	$37	$23	$66	$57
Add: Stock-based compensation expense included in reported net income, net of related tax effects	4	4	9	9
Deduct: Stock-based compensation using fair value method for all awards, net of related tax effects	(4)	(4)	(10)	(10)

Pro forma net income	$37	$23	$65	$56
Net income per common share:
Basic, as reported	$0.62	$0.38	$1.10	$0.94
Basic, pro forma	$0.62	$0.38	$1.08	$0.93
Diluted, as reported	$0.54	$0.33	$0.96	$0.81
Diluted, pro forma	$0.54	$0.33	$0.94	$0.80

The effects of applying the fair value method in this pro forma disclosure are not indicative of future amounts.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2004
UNAUDITED

C.	Discontinued Operations

In the first quarter of fiscal 2004, Cabot recorded a charge for discontinued operations of $1 million to increase a litigation reserve related to a previously divested business. In the second quarter of fiscal 2004, the litigation was settled and Cabot reduced the reserve to zero. The amounts are classified as income (loss) from a discontinued business, net of tax, in the consolidated statements of operations.

D.	Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the six months ended March 31, 2004 are as follows:

	Chemical	Cabot
	Business	Supermetals	Total
(Dollars in millions)
Balance at September 30, 2003	$23	$87	$110
Foreign exchange translation adjustment	1	4	5

Balance at March 31, 2004	$24	$91	$115

Cabot does not have any indefinite-lived intangible assets. Cabot had finite-lived intangible assets of $8 million at March 31, 2004 and $9 million at September 30, 2003. The intangible assets at March 31, 2004 are comprised of $7 million for patents and $1 million for a minimum pension liability adjustment and other intellectual property, net of accumulated depreciation of $6 million for patents and $1 million for other intellectual property. Intangible assets are amortized over their estimated useful lives, which range from two to fifteen years. Estimated amortization expense is expected to be $1 million in each of the next five fiscal years.

E.	Asset Retirement Obligations

In fiscal 2003, Cabot announced the closure of its carbon black manufacturing facility in Zierbena, Spain. The facility is located on leased land and Cabot is required to perform site remediation and restoration activities as a condition of the lease agreement. In fiscal 2003, Cabot recorded a $7 million current liability for these costs, to be paid over the next twelve to fifteen months. During the second quarter of fiscal 2004, Cabot made cash payments of $2 million for certain remediation activities related to this facility.

Details of the activity of the asset retirement obligations from September 30, 2003 through March 31, 2004 are as follows:

Asset Retirement
Obligation
(Dollars in millions)
Reserve – September 30, 2003	$7
Cash paid	(2)

Reserve – March 31, 2004	$5

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2004
UNAUDITED

F.	Employee Benefit Plans

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision of FAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” which elaborates on the required disclosures of the original FAS No. 132. In addition, the revision of FAS No. 132 requires disclosure of the net periodic pension expense in interim financial statements for an employers’ defined benefit pension plans and other postretirement plans.

Net periodic defined benefit pension and other postretirement benefit costs include the following components for the three months ended March 31:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31
	2004	2003	2004	2003
(Dollars in millions)
Service cost	$3	$3	$1	$—
Interest cost	4	4	2	2
Expected return on plan assets	(5)	(5)	—	—
Recognized losses (gains)	1	—	—	—

Net periodic benefit cost (benefit)	$3	$2	$3	$2

Net periodic defined benefit pension and other postretirement benefit costs include the following components for the six months ended March 31:

	Pension Benefits		Postretirement Benefits
	Six Months Ended March 31
	2004	2003	2004	2003
(Dollars in millions)
Service cost	$6	$5	$1	$1
Interest cost	8	8	3	3
Expected return on plan assets	(10)	(10)	—	—
Amortization of prior service cost	1	—	—	—
Recognized losses (gains)	1	—	1	1
Settlements or termination benefits	—	1	—	(1)

Net periodic benefit cost (benefit)	$6	$4	$5	$4

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2004
UNAUDITED

G.	Guarantee Agreements

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

H.	Restructuring

In May 2003, Cabot initiated a restructuring plan in Europe to reduce costs, enhance customer service and create a stronger and more competitive organization. The restructuring initiatives are all related to the Chemical Business segment and included the closing of Cabot’s carbon black manufacturing facility in Zierbena, Spain, the consolidation of administrative services for all European businesses in one shared service center, the implementation of a consistent staffing model for all manufacturing facilities in Europe, and the discontinuance of two energy projects. As of March 31, 2004, Cabot expects the restructuring initiatives to result in a pre-tax charge to earnings of approximately $65 million. The $65 million of estimated charges includes approximately $32 million for severance and employee benefits, $7 million for asset retirement obligations at the Zierbena, Spain facility, $5 million for asset impairments associated with the discontinuance of an energy project, $12 million for asset depreciation charges on the Zierbena, Spain facility and $9 million for the realization of foreign currency translation adjustments. As of March 31, 2004, Cabot recorded $49 million of European restructuring charges and expects to record an additional $7 million over the next twelve to fifteen months. At March 31, 2004, $9 million of foreign currency translation adjustments existed and will be expensed upon the substantial liquidation of the entity through which Cabot conducted its operations in Zierbena, Spain. The substantial liquidation of the entity is not expected to occur in the near future. As part of the restructuring initiative, Cabot expects the employment of approximately 220 people to be terminated over this period.

Of the $9 million severance and employee benefits reserve, approximately $2 million relates to a fiscal 2003 reduction in workforce in North America. As of March 31, 2004, the unpaid balance of the restructuring costs is included in accrued expenses in the consolidated balance sheet.

Details of the activity of the restructuring reserve for the three months ended March 31, 2004 are as follows:

	Reserve at			Reserve
	December 31,			at March 31,
	2003	Charges	Cash Paid	2004
(Dollars in millions)
Severance and employee benefits	$10	$2	$(3)	$9
Asset retirement obligations	7	—	(2)	5

Total	$17	$2	$(5)	$14

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2004
UNAUDITED

Details of the activity of the restructuring reserve during the six months ended March 31, 2004 are as follows:

	Reserve at			Reserve
	September 30,			at March 31,
	2003	Charges	Cash Paid	2004
(Dollars in millions)
Severance and employee benefits	$12	$3	$(6)	$9
Asset retirement obligations	7	—	(2)	5

Total	$19	$3	$(8)	$14

Restructuring charges incurred during the three and six months ended March 31, 2004 were $2 million and $3 million, respectively. The restructuring charges related to severance and employee benefits for the involuntary employment termination benefits at various European locations for 21 employees during the first quarter of fiscal 2004 and 6 employees during the second quarter of fiscal 2004. Restructuring costs were recorded in the consolidated statement of operations for the three and six months ended March 31, 2004 as follows:

	Three Months	Six Months
(Dollars in millions)
Cost of sales	$(1)	$(2)
Selling and administrative expenses	(1)	(1)

Total	$(2)	$(3)

I.	Commitments and Contingencies

As of March 31, 2004 and September 30, 2003, Cabot had approximately $26 million reserved for environmental matters primarily related to divested businesses. This reserve represents Cabot’s best estimate of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute, and its interpretation of laws and regulations applicable to each site. At March 31, 2004, $5 million of the $26 million reserve for the environmental matters is recognized on a discounted basis and will be accreted up to the undiscounted liability through interest expense over the expected cash flow period.

A subsidiary of Cabot has exposure in connection with a safety respiratory products business it acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. As more fully described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (the “2003 10-K”), the subsidiary’s respirator liabilities involve claims for personal injury, including asbestosis and

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2004
UNAUDITED

silicosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of March 31, 2004, there were approximately 91,000 claimants in pending cases asserting claims against AO in connection with respiratory products. In fiscal year 2003, the Company retained Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading expert, to assist it in calculating the subsidiary’s estimated share of liability with respect to then-existing and future respirator liability claims. Based on the HR&A estimates, Cabot recorded a $20 million reserve during the third quarter of fiscal year 2003 to cover the subsidiary’s share of liability for then-existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, and at March 31, 2004, is approximately $20 million.

Cabot has various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business, including a number of claims asserting premises liability for asbestos exposure, and in respect of its divested businesses. In the opinion of the Company, although final disposition of all of its suits and claims may impact Cabot’s financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on Cabot’s financial position.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2004

UNAUDITED

J.	Stockholders’ Equity

The following table summarizes the changes in shares of stock for the three months ended March 31, 2004:

Preferred Stock (in thousands)
Balance at December 31, 2003	69
Converted preferred stock	(2)

Balance at March 31, 2004	67

Preferred Treasury Stock (in thousands)
Balance at December 31, 2003	17

Balance at March 31, 2004	17

Common Stock (in millions)
Balance at December 31, 2003	62

Balance at March 31, 2004	62

Common Treasury Stock (in thousands)
Balance at December 31, 2003	162
Issued common treasury stock	(1)

Balance at March 31, 2004	161

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2004

UNAUDITED

J.	Stockholders’ Equity

The following table summarizes the changes in shares of stock for the six months ended March 31, 2004:

Preferred Stock (in thousands)
Balance at September 31, 2003	70
Converted preferred stock	(3)

Balance at March 31, 2004	67

Preferred Treasury Stock (in thousands)
Balance at September 31, 2003	17

Balance at March 31, 2004	17

Common Stock (in millions)
Balance at September 31, 2003	62

Balance at March 31, 2004	62

Common Treasury Stock (in thousands)
Balance at September 31, 2003	163
Issued common treasury stock	(2)

Balance at March 31, 2004	161

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2004

UNAUDITED

K.	Comprehensive Income (Loss)

The pre-tax, tax, and after-tax effects of the components of other comprehensive income (loss) for the three months ended March 31 are shown below:

	Pre-tax	Tax	After-tax
(Dollars in millions)
2004
Foreign currency translation adjustments	$—	$—	$—
Unrealized holding gain (loss) arising during period on marketable equity securities	(7)	3	(4)
Unrealized holding gain (loss) arising during period on derivative instruments	(1)	—	(1)

Other comprehensive income (loss)	$(8)	$3	$(5)

	Pre-tax	Tax	After-tax
2003
Foreign currency translation adjustments	$18	$—	$18
Unrealized holding gain (loss) arising during period on marketable equity securities	(7)	1	(6)
Other than temporary loss on marketable equity securities	22	(7)	15
Unrealized holding gain (loss) arising during period on derivative instruments	—	—	—

Other comprehensive income (loss)	$33	$(6)	$27

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Loss)
March 31, 2004

UNAUDITED

K.	Comprehensive Income (Loss)

The pre-tax, tax, and after-tax effects of the components of other comprehensive income (loss) for the six months ended March 31 are shown below:

	Pre-tax	Tax	After-tax
(Dollars in millions)
2004
Foreign currency translation adjustments	$29	$—	$29
Unrealized holding gain (loss) arising during period on marketable equity securities	(3)	2	(1)
Unrealized holding gain (loss) arising during period on derivative instruments	(2)	—	(2)

Other comprehensive income (loss)	$24	$2	$26

	Pre-tax	Tax	After-tax
2003
Foreign currency translation adjustments	$27	$—	$27
Unrealized holding gain (loss) arising during period on marketable equity securities	(22)	7	(15)
Other than temporary loss on marketable equity securities	22	(7)	15
Unrealized holding gain (loss) arising during period on derivative instruments	(1)	—	(1)

Other comprehensive income (loss)	$26	$—	$26

In the second quarter of fiscal 2003, Cabot recorded a pre-tax impairment charge of $22 million for the significant decline in the fair market value of two investments during the first six months of fiscal 2003. This decline in fair market value was deemed to be other than temporary and the impairment charge was recorded in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The loss was recognized and the book value of these two investments was reduced from $34 million to $12 million.

The balance of the after-tax components comprising accumulated other comprehensive loss as of March 31, 2004 and September 30, 2003 is summarized below:

	March 31,	September 30,
	2004	2003
(Dollars in millions)
Foreign currency translation adjustments	$(28)	$(57)
Unrealized holding gain on marketable equity securities	7	8
Unrealized holding loss on derivative instruments	(3)	(1)
Minimum pension liability adjustment	(29)	(29)

Accumulated other comprehensive loss	$(53)	$(79)

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2004

UNAUDITED

L.	Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated for the three months ended March 31 as follows:

	2004	2003
(Dollars in millions, except per share amounts)
Basic EPS
Income available to common shares (numerator)	$36	$22

Weighted-average common shares outstanding	62	62
Less: Contingently issuable shares	(3)	(3)

Adjusted weighted-average common shares outstanding	59	59

Basic EPS	$0.62	$0.38

Diluted EPS
Income available to common shares	$36	$22
Dividends on preferred stock	1	1

Income available to common shares plus assumed conversions (numerator)	$37	$23

Weighted-average common shares outstanding	59	59
Effect of dilutive securities: (1)
Assumed conversion of preferred stock	8	8
Common shares issuable (2)(3)	2	3

Adjusted weighted-average shares (denominator)	69	70

Diluted EPS	$0.54	$0.33

(1)	At March 31, 2004 and 2003, 0.2 million and 0.6 million, respectively, of options to purchase shares of common stock were not included in the calculation of diluted earnings per share because those options’ exercise prices were greater than the average market price of common shares.

(2)	Represents restricted stock and stock options issued under Cabot Equity Incentive Plans.

(3)	Commencing in fiscal 2004, Cabot has adjusted its calculation of fully diluted shares outstanding to reflect the number of shares the Company could repurchase with the assumed proceeds from restricted stock awards under the Company’s Long Term Incentive Program. Prior periods have not been adjusted because the adjustment would not have been material.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2004

UNAUDITED

L.	Earnings per Share

Basic and diluted earnings per share (EPS) were calculated for the six months ended March 31 as follows:

	2004	2003
(Dollars in millions, except per share amounts)
Basic EPS
Income available to common shares (numerator)	$64	$55

Weighted-average common shares outstanding	62	62
Less: Contingently issuable shares	(3)	(3)

Adjusted weighted-average common shares outstanding	59	59

Basic EPS	$1.10	$0.94

Diluted EPS
Income available to common shares	$64	$55
Dividends on preferred stock	2	2

Income available to common shares plus assumed conversions (numerator)	$66	$57

Weighted-average common shares outstanding	59	59
Effect of dilutive securities: (1)
Assumed conversion of preferred stock	8	8
Common shares issuable (2)(3)	2	3

Adjusted weighted-average shares (denominator)	69	70

Diluted EPS	$0.96	$0.81

(1)	At March 31, 2004 and 2003, 0.2 million and 0.6 million, respectively, of options to purchase shares of common stock were not included in the calculation of diluted earnings per share because those options’ exercise prices were greater than the average market price of common shares.

(2)	Represents restricted stock and stock options issued under Cabot Equity Incentive Plans.

(3)	Commencing in fiscal 2004, Cabot has adjusted its calculation of fully diluted shares outstanding to reflect the number of shares the Company could repurchase with the assumed proceeds from restricted stock awards under the Company’s Long Term Incentive Program. Prior periods have not been adjusted because the adjustment would not have been material.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2004

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

	Chemical	Cabot	Specialty	Segment	Unallocated	Consolidated
	Business	Supermetals(5)	Fluids(5)	Total	and Other	Total
(Dollars in millions)
2004
Net sales and other operating revenues(1)(2)	$399	$85	$9	$493	$7	$500
Profit (loss) before taxes(3)	$43	$16	$3	$62	$(11)	$51
2003
Net sales and other operating revenues(1)(2)	$352	$107	$3	$462	$4	$466
Profit (loss) before taxes(3)	$23	$36	$(1)	$58	$(28)	$30

Unallocated and other net sales and other operating revenues includes the following:

	2004	2003
Equity affiliate sales	$(8)	$(8)
Royalties paid by equity affiliates	2	2
Shipping and handling fees	13	10

Total	$7	$4

Unallocated and other profit (loss) before taxes includes the following:

	2004	2003
Interest expense	$(7)	$(7)
General unallocated income (expense)(4)	(3)	(20)
Equity in net income of affiliated companies	(1)	(1)

Total	$(11)	$(28)

(1)	Segment sales for certain operating segments include 100% of sales for one equity affiliate and transfers of materials at cost and at market-based prices.

(2)	Unallocated and other reflects an elimination for sales for one equity affiliate offset by royalties paid by equity affiliates and external shipping and handling fees.

(3)	Segment profit is a measure used by Cabot’s operating decision-makers to measure consolidated operating results and assess segment performance. Segment profit includes equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest and allocated corporate costs.

(4)	General unallocated income (expense) includes foreign currency transaction gains (losses), interest income, dividend income and certain items that are not included in segment profit. These certain items in the second quarter of fiscal 2004 include restructuring costs discussed in Note H and $1 million for a currency translation adjustment at a closed plant. These certain items in the second quarter of fiscal 2003 include a $22 million charge for the impairment of two investments, $1 million of restructuring charges and $1 million of proceeds from insurance recoveries.

(5)	As of October 1, 2003, the operation of Cabot’s tantalum mine in Manitoba, Canada was transferred from the Specialty Fluids segment to the Cabot Supermetals segment. Therefore, Cabot eliminated interoperating segment revenue between the Cabot Supermetals and Specialty Fluids segments. The impact of this change was immaterial to prior periods. Prior periods have been restated to conform with the fiscal 2004 presentation.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2004

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

	Chemical	Cabot	Specialty	Segment	Unallocated	Consolidated
	Business	Supermetals(5)	Fluids(5)	Total	and Other	Total
(Dollars in millions)
2004
Net sales and other operating revenues(1)(2)	$750	$172	$10	$932	$14	$946
Profit (loss) before taxes(3)	$70	$37	$1	$108	$(20)	$88
2003
Net sales and other operating revenues(1)(2)	$661	$203	$5	$869	$7	$876
Profit (loss) before taxes(3)	$47	$68	$(2)	$113	$(38)	$75

Unallocated and other net sales and other operating revenues includes the following:

	2004	2003
Equity affiliate sales	$(16)	$(16)
Royalties paid by equity affiliates	4	3
Shipping and handling fees	26	20

Total	$14	$7

Unallocated and other profit (loss) before taxes includes the following:

	2004	2003
Interest expense	$(15)	$(14)
General unallocated income (expense)(4)	(2)	(22)
Equity in net income of affiliated companies	(3)	(2)

Total	$(20)	$(38)

(1)	Segment sales for certain operating segments include 100% of sales for one equity affiliate and transfers of materials at cost and at market-based prices.

(2)	Unallocated and other reflects an elimination for sales for one equity affiliate offset by royalties paid by equity affiliates and external shipping and handling fees.

(3)	Segment profit is a measure used by Cabot’s operating decision-makers to measure consolidated operating results and assess segment performance. Segment profit includes equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest and allocated corporate costs.

(4)	General unallocated income (expense) includes foreign currency transaction gains (losses), interest income, dividend income and certain other items that are not included in segment profit. These certain items in fiscal 2004 include restructuring costs discussed in Note H and $1 million for a currency translation adjustment at a closed plant. These certain items in fiscal 2003 include a $22 million charge for the impairment of two investments, $1 million of restructuring charges and $1 million of proceeds from insurance recoveries.

(5)	As of October 1, 2003, the operation of Cabot’s tantalum mine in Manitoba, Canada was transferred from the Specialty Fluids segment to the Cabot Supermetals segment. Therefore, Cabot eliminated interoperating segment revenue between the Cabot Supermetals and Specialty Fluids segments. The impact of this change was immaterial to prior periods. Prior periods have been restated to conform with the fiscal 2004 presentation.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2004
UNAUDITED

N. Recent Accounting Pronouncements

In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) was passed by the United States Congress. The Act will be effective January 1, 2006 and provides Medicare government subsidies for employers that sponsor retiree medical programs for prescriptions drugs for former employees. The FASB issued a Staff Position Paper (“FSP”) 106-1 in January 2004 in response to the Act. FSP 106-1 allows an employer a one-time election to defer recognition of the Act in an employer’s financial statements until the FASB issues authoritative guidance on the matter. Cabot has elected to defer recognition of the accounting changes until such time.

In December 2003, the FASB released a revised version of Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and did change guidance in many other areas. Some of the differences between FIN 46 and FIN 46R includes, among others, (i) the addition of a scope exception for certain entities that meet the definition of a business provided that specified criteria are met, (ii) the addition of a scope exception in situations whereby an enterprise is unable to obtain certain information pertaining to the entity to comply with FIN 46R, and (iii) the addition of a list of events that require reconsideration of whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary if a variable interest entity, rather than stating the general principle with examples that had previously been provided. Additionally, FIN 46R incorporates the guidance found in the eight final Staff Position Papers that were issued as of the release of FIN 46R. All entities created after January 31, 2003 were already required to be analyzed under FIN 46, and they must continue to do so. FIN 46R was implemented in the second quarter of fiscal 2004, as it relates to all non-special purpose entities created prior to February 1, 2003 and had no impact on the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. Critical Accounting Estimates

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

Revenue Recognition and Accounts Receivable

Cabot primarily derives its revenues from the sale of specialty chemicals, tantalum and related products and from the rental of cesium formate. Revenue from product sales is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Revenue from the rental of cesium formate is recognized throughout the rental period based on the contracted rental amount. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. Other operating revenues, which represent less than ten percent of total revenues, include tolling, services and royalties for licensed technology.

In the second quarter of 2004, the accounting treatment for the rental of cesium formate was changed from recording the revenue at the end of the rental period to recording the rental revenue throughout the rental period. Prior periods have not been adjusted as the impact is immaterial. This change also resulted in the reclassification for all periods presented of the cesium formate assets held for rent from a current asset to a non-current asset.

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

The Company prepares its estimates for sales returns and allowances, discounts and volume rebates quarterly based primarily on historical experience updated for changes in facts and circumstances, as appropriate. The discounts and rebates are recorded as a reduction of sales at the time revenue is recognized based on historical experience. If actual future results vary, the Company may need to adjust its estimates, which could have an impact on earnings in the period of adjustment.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required, which could materially affect future earnings. As of March 31, 2004, the allowance for doubtful accounts was $3 million.

Inventory Valuation

The cost of most raw materials, work in process, and finished goods inventories in the U.S. is determined by the last-in, first-out (LIFO) method. Had the Company used the first-in, first-out (FIFO) method instead of the LIFO method for such inventories the value of those inventories would have been $68 million higher as of March 31, 2004. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.

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

Valuation of Long-Lived Assets

The Company’s long-lived assets include property, plant, equipment, long-term investments, goodwill, other intangible assets and assets held for rent. The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An asset impairment is recognized when the carrying value of the asset, excluding goodwill, is not recoverable based on the undiscounted estimated cash flows. The Company’s estimates reflect management’s assumptions about selling prices, production and sales volume, costs, and market conditions over an estimate of the remaining operating period. If an impairment is indicated, the asset is written down to the estimated fair value. In circumstances when an asset does not have separate indentifiable cash flows, an impairment charge is recorded when Cabot abandons the asset.

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

Environmental Costs

The Company accrues environmental costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. When a liability amount cannot be reasonably estimated, but a range can be reasonably estimated, the Company accrues the amount that reflects its best estimate within that range or the low end of the range if no estimate within the range is better. The amount accrued reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. A portion of the reserve for environmental matters is recognized on a discounted basis. The availability of new information, changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in applicable government laws and regulations could result in higher or lower costs. The Company does not reduce its estimated liability for possible recoveries from insurance carriers. Proceeds from insurance carriers are recorded when realized by the receipt of cash or a contractual agreement. As of March 31, 2004, the Company had $26 million reserved for various environmental matters.

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

Income Taxes

The Company estimates its income taxes in each domestic and foreign jurisdiction that imposes a tax on its income. This process involves estimating the tax exposure for differences between actual results and estimated results. The Company has filed its tax returns in accordance with its interpretations of each jurisdiction’s tax laws and has established reserves for potential differences in interpretation of those laws. In the event that actual results are significantly different from those estimates, the Company’s provision for income taxes could be significantly impacted.

II. Results of Operations

SECOND QUARTER 2004 VERSUS SECOND QUARTER 2003 – CONSOLIDATED

Summary of Earnings

In the second quarter of 2004, the Company reported sales of $500 million, a 7% increase over the second quarter of 2003, resulting from increased demand from the Chemical and Specialty Fluids Businesses, and favorable foreign currency translation. These increases more than offset the lower Supermetals’ intermediate products sales and lower pricing in carbon black.

Gross profit margin of 26% was slightly lower than the second quarter of 2003, primarily due to the decrease in Supermetals’ sales and gross profits, and lower pricing in carbon black. Selling and administrative costs were consistent with the same period of the prior year as savings initiatives offset increases from employee salaries, legal expenses, the impact of currency translation, and consulting costs. Research and technical expense increased slightly over the same period in 2003 due to the acquisition of Superior MicroPowders and an increase in research and development (“R&D”) spending in the inkjet colorants business.

Net income for the second quarter of fiscal 2004 was $37 million ($0.54 per diluted common share) compared to $23 million of net income ($0.33 per diluted common share) in the same quarter a year ago. The second quarter of fiscal 2004 results contained $1 million of after tax charges ($0.02 per diluted common share) from certain items and discontinued operations, while the results for the second quarter of 2003 contained $15 million of after tax charges ($0.21 per diluted common share).

The following table provides summary data of the Consolidated Statement of Operations:

	Three Months
	Ended
(in millions, except per share data)	March 31,
	2004	2003

Net sales and other operating revenues	$500	$466
Cost of sales	369	339

Gross Profit	$131	$127

Gross profit percentage	26%	27%
Selling and administrative expenses	$58	$58
Research and technical expense	$13	$12
Other income (expense)	$(3)	$(21)
Net Income	$37	$23

Income per common share:
Basic	$0.62	$0.38
Diluted	$0.54	$0.33

Certain Items and Discontinued Operations

Results for the second quarter of 2004 and 2003 included certain items and discontinued operations as follows:

	Three Months
	Ended
	March 31,
Certain items (in millions):	2004	2003

Restructuring initiatives	$(2)	$(1)
Investment impairment charges	—	(22)
Insurance recoveries	—	1
Other non-operating items	(1)	—

Total certain items pre-tax	(3)	(22)

Discontinued operations	1	—

Total certain items and discontinued operations pre-tax	(2)	(22)

Total certain items and discontinued operations after tax	$(1)	$(15)

     Certain items for the second quarter of 2004 and 2003 are recorded in the consolidated statement of operations as follows:

	Three Months Ended
(In millions, except per share data)	March 31,
Statement of Operations Line Item	2004	2003
Cost of Sales	$(1)	$—
Selling and administrative expenses	(1)	—
Other (charges) income	(1)	(22)

Total certain items pre-tax	$(3)	$(22)

Certain items per common share after tax	$(0.03)	$(0.21)

Net Sales and Gross Profit

In the second quarter of 2004, consolidated net sales increased 7% from the same quarter in the prior year. This increase was due to volume increases in the Chemical and Specialty Fluids Businesses and favorable foreign currency translation, which offset the decrease in Supermetals’ intermediate product sales and lower pricing in carbon black. Gross profit as a percent of sales decreased one percent, to 26%, due mainly to lower Supermetals’ gross profit.

Selling and Administrative Expense

Selling and administrative expense was consistent versus the same quarter in 2003, as savings from the “excellence” initiative, a program implemented in early 2003 to improve Cabot’s overall operating performance, offset the following increases: 1) normal salary adjustments; 2) legal spending associated with civil antitrust suits relating to the Company’s carbon black business; 3) the impact of unfavorable foreign currency translation due to the strengthening of foreign currencies versus the dollar; and 4) consulting fees associated with the Company’s Sarbanes-Oxley compliance.

Research and Technical Expense

Research and technical expense increased $1 million from March 31, 2003, reflecting higher R&D spending due to the acquisition of Superior MicroPowders and an increase in R&D spending by the inkjet colorants business to support their original equipment manufacturer (“OEM”) development programs.

Interest Expense

Interest expense of $7 million for the second quarter of fiscal year 2004, was slightly higher than the second quarter last year as a result of the refinancing in September 2003 of the Company’s $175 million Euro loan. In the refinancing, the Company replaced its variable rate debt with debt, of which 80% bears interest at a fixed rate and 20% at floating interest rates. This increase in interest expense in the current quarter mainly represents the higher fixed rates of the current debt versus the lower variable rate debt associated with this period in 2003.

Other Income and Expense

Other expense was $3 million in the second quarter of 2004 mainly due to charges related to currency translation and the write-down of investments. This expense represents an improvement of $18 million compared to the same quarter of the prior year, which included $22 million for the impairment of two investments.

Effective Tax Rate

The $13 million provision for income tax expense for the second quarter of 2004 reflects an effective tax rate of 25%, an increase of 2% from the first quarter of 2004. The increase in the tax rate from the first quarter reflects improved operating performance, which results in a 24% effective tax rate for the fiscal year 2004.

Net Income

Net income for the second quarter of fiscal 2004 was $37 million ($0.54 per diluted common share) compared to $23 million of net income ($0.33 per diluted common share) in the same quarter a year ago. The second quarter of fiscal 2004 results contained $1 million of after tax charges ($0.02 per diluted common share) from certain items and discontinued operations, while the results for the second quarter of 2003 contained $15 million of after tax charges ($0.21 per diluted common share) from certain items and discontinued operations.

SECOND QUARTER 2004 VERSUS SECOND QUARTER 2003 – BY BUSINESS SEGMENT

Net Sales by Business Segment

	Three Months Ended
	March 31,
(in millions)	2004	2003
Business Segment
Chemical Business	$399	$352
Supermetals Business	85	107
Specialty Fluids	9	3

Total Segment Profit	$493	$462

Profit (Loss) by Business Segment

	Three Months Ended
	March 31,
(in millions)	2004	2003
Business Segment
Chemical Business	$43	$23
Supermetals Business	16	36
Specialty Fluids	3	(1)

Total Segment Profit	$62	$58

Chemical Business

Sales increased 13%, from $352 million in the second quarter of fiscal 2003 to $399 million in the second quarter of fiscal 2004. Carbon black sales, which comprise the majority of sales in the Chemical Business, increased 11% due to higher volumes and positive currency translation that more than offset a decline in carbon black contract related prices that have quarterly feedstock adjustments. The volume increase was evident in all regions and largely a result of higher tire volumes from contract customers and growth in the performance products business group. Fumed metal oxides’ sales increased 19%, due to higher volumes in all sectors, which was partially offset by price erosion in niche products. Demand also improved in our inkjet colorants business as sales increased 58% due to continued growth in OEM and after-market sectors. The inkjet business also began shipping commercial product to a second OEM.

Segment profit increased 87% from the second quarter of fiscal 2003. Carbon black contributed $13 million to the segment’s $20 million profit improvement due to stronger volumes, lower controllable costs, and positive currency translation of foreign earnings, which more than offset the variable margin decline due to lower contract prices and higher feedstock costs. Fumed metal oxides’ profit was $7 million higher than the same quarter of the prior year, primarily due to improved volumes and lower raw material and administrative costs, which were partially offset by continued price erosion in niche products. Inkjet profits more than doubled from the prior year. Aerogel costs are consistent with the same quarter last year as the business continues to refine its manufacturing process and develop commercial interest through several joint marketing arrangements.

Supermetals Business

Sales decreased 21%, from $107 million in the second quarter of fiscal 2003, to $85 million in the second quarter of fiscal 2004. The lower sales were due primarily to less intermediate product sales following the expiration of certain contracted sales at the end of last fiscal year. This decline was partially offset by stronger overall market demand.

Segment profit declined 56% to $16 million in the second quarter of 2004, as compared to $36 million in 2003, primarily due to the decrease in sales. The profit impact of the sales decrease was partially offset by lower operating costs.

Specialty Fluids Business

Sales increased $6 million, from $3 million in the second quarter of fiscal 2003 to $9 million in the second quarter of fiscal 2004. The sales increase was primarily driven by higher volumes associated with the first drill-in job under the Company’s supply arrangement for two large Statoil gas and condensate projects.

Segment profit of $3 million represents a $4 million increase from the second quarter of 2003. This increase was a result of the higher volumes.

SIX MONTHS 2004 VERSUS SIX MONTHS 2003 – CONSOLIDATED

Summary of Earnings

In the first six months of 2004, the Company reported sales of $946 million, an 8% increase over the same period of 2003, resulting from increased demand from the Chemical and Specialty Fluids Businesses, and favorable foreign currency translation. These increases more than offset the lower Supermetals’ intermediate products sales and lower pricing in carbon black.

Gross profit margin of 25% was 3% lower than the six months of 2003 primarily due to the decrease in the Supermetals’ sales and gross profits, and lower pricing in carbon black. Selling and administrative costs were consistent with the same period in the prior year as savings initiatives offset increases from employee salaries, legal expenses, the impact of currency translation, and consulting costs. Research and technical expense increased slightly over the same period in 2003 due to the acquisition of Superior MicroPowders and an increase in R&D spending in the inkjet colorants business.

Net income for the first half of fiscal 2004 was $66 million ($0.96 per diluted common share) compared to $57 million of net income ($0.81 per diluted common share) in the same period a year ago. The six months of fiscal 2004 results contained $3 million of after tax charges ($0.04 per diluted common share) from certain items and discontinued operations, while the results for the first six months of 2003 contained $15 million of after tax charges ($0.21 per diluted common share).

The following table provides summary data of the Consolidated Statement of Operations:

	Six Months
	Ended
(in millions, except per share data)	March 31,
	2004	2003
Net sales and other operating revenues	$946	$876
Cost of sales	708	632

Gross Profit	$238	$244

Gross profit percentage	25%	28%
Selling and administrative expenses	$109	$110
Research and technical expense	$25	$24
Other income (expense)	$(4)	$(23)
Net Income	$66	$57

Income per common share:
Basic	$1.10	$0.94
Diluted	$0.96	$0.81

Certain Items and Discontinued Operations

Results for the six months of 2004 and 2003 included certain items and discontinued operations as follows:

	Six Months
	Ended
	March 31,
Certain items (in millions):	2004	2003
Restructuring initiatives	$(3)	$(1)
Investment impairment charges	—	(22)
Insurance recoveries	—	1
Other non-operating items	(1)	—

Total certain items pre-tax	(4)	(22)
Discontinued operations	—	—

Total certain items and discontinued operations pre-tax	(4)	(22)

Total certain items and discontinued operations after tax	$(3)	$(15)

Certain items for the six months of 2004 and 2003 are recorded in the consolidated statement of operations as follows:

	Six Months Ended
(In millions, except per share data)	March 31,
Statement of Operations Line Item	2004	2003
Cost of sales	$(2)	$—
Selling and administrative expenses	(1)	—
Other (charges) income	(1)	(22)

Total certain items pre-tax	$(4)	$(22)

Certain items per common share after tax	$(0.04)	$(0.21)

Net Sales and Gross Profit

In the first six months of 2004, consolidated net sales increased 8% from the same period of the prior year. This increase was due to volume increases in the Chemical and Specialty Fluids Businesses and favorable foreign currency translation, which offset the decrease in Supermetals’ intermediate product sales and lower pricing in carbon black. Gross profit decreased 2% from the same six months of 2003, largely due to lower Supermetals’ gross profit, which more than offset the profit improvement in the Chemical Business.

Selling and Administrative Expense

Selling and administrative expense was consistent versus the first half of 2003, as savings from the “excellence” initiative offset the following increases: 1) normal salary adjustments; 2) legal spending associated with civil antitrust suits relating to the Company’s carbon black business; 3) the impact of unfavorable foreign currency translation due to the strengthening of foreign currencies versus the dollar; and 4) consulting fees associated with the Company’s Sarbanes-Oxley compliance.

Research and Technical Expense

Research and technical expense increased $1 million from the first six months of 2003, reflecting higher R&D spending due to the acquisition of Superior MicroPowders and an increase in R&D spending in the inkjet colorants business to support OEM development programs.

Interest Expense

Interest expense of $15 million for the six months of fiscal year 2004, was $1 million higher than the same period last year as a result of the refinancing in September 2003 of the Company’s $175 million Euro loan. In the refinancing, the Company replaced its variable rate debt with debt, of which 80% bears interest at a fixed rate and 20% at floating interest rates. This increase in interest expense in the current period mainly represents the higher fixed rates of the current debt versus the lower variable rate debt associated with this period in 2003.

Other Income and Expense

Other expense was $4 million for the first six months of 2004, largely due to current year charges related to currency translation and the write-down of investments. This expense was a decrease of $19 million compared to the same period last year, which included $22 million for the impairment of two investments.

Effective Tax Rate

The $21 million provision for income tax expense for the six months of 2004 reflects an effective tax rate of 24%, an increase of 1% from the same period last year. This increase in the effective tax rate reflects improved operating performance as well as the jurisdiction mix of the earnings.

Net Income

Net income for the first half of fiscal 2004 was $66 million ($0.96 per diluted common share) compared to $57 million of net income ($0.81 per diluted common share) in the same period a year ago. The six months of fiscal 2004 results contained $3 million of after tax charges ($0.04 per diluted common share) from certain items and discontinued operations, while the results for the first six months of 2003 contained $15 million of after tax charges ($0.21 per diluted common share).

SIX MONTHS 2004 VERSUS SIX MONTHS 2003 – BY BUSINESS SEGMENT

Net Sales by Business Segment

	Six Months
	Ended
	March 31,
(In millions)	2004	2003
Business Segment
Chemical Business	$750	$661
Supermetals Business	172	203
Specialty Fluids	10	5

Segment Sales	$932	$869

Profit (Loss) by Business Segment

	Six Months
	Ended
	March 31,
(In millions)	2004	2003
Business Segment
Chemical Business	$70	$47
Supermetals Business	37	68
Specialty Fluids	1	(2)

Total Segment Profit	$108	$113

Chemical Business

Sales increased 13%, from $661 million in the first half of fiscal 2003 to $750 million in the same period of fiscal 2004. Carbon black sales, which comprise the majority of sales in the Chemical Business, increased 13% due to higher volumes and positive currency translation that more than offset a decline in carbon black contract related prices. The volume increase was evident in all regions and largely a result of higher tire volumes from contract customers and growth in the performance products business group. Fumed metal oxides’ sales increased 13%, primarily due to strong demand in all sectors, which was partially offset by price erosion in niche products. Volumes also improved in our inkjet colorants business as sales increased 46% due to continued growth in OEM and after-market sectors.

Segment profit increased 49% from the first six months of fiscal 2003. Carbon black contributed $19 million to the segment’s $23 million profit improvement due to stronger volumes, lower controllable costs, and positive currency translation of foreign earnings, which more than offset the variable margin decline due to lower contract prices and higher feedstock costs. Fumed metal oxides’ profit was $7 million higher than the same period last year, largely due to improved volumes and lower raw material and administrative costs, which were partially offset by price erosion in niche products and lower manufacturing absorption due to decreased inventory levels. Inkjet profits increased 72% from the prior year due to significantly higher sales, which were partially offset by higher operating costs related to development programs and increased R&D costs. Aerogel costs have increased slightly compared to the same period last year, as the business continues to refine its manufacturing process and develop commercial interest through several joint marketing arrangements.

Supermetals Business

Sales decreased 15%, from $203 million in the first half of fiscal 2003 to $172 million in the same period of fiscal 2004. The lower sales were due primarily to less intermediate product sales following the expiration of certain contracted sales at the end of last fiscal year. This gross profit decline was partially offset by stronger overall market demand.

Segment profit declined 46% to $37 million in the first half of 2004, as compared to $68 million in 2003, primarily due to the decrease in intermediate product sales. This decline was partially offset by lower operating costs and improved market demand.

Specialty Fluids Business

Sales increased $5 million, from $5 million in the first six months of fiscal 2003 to $10 million in the six months of fiscal 2004. The sales increase was primarily driven by higher second quarter volumes associated with the first drill-in job under the Statoil supply arrangement.

Segment profit of $1 million, represents a $3 million increase from the first half of 2003. This profit increase was primarily a result of the higher volumes.

III. Cash Flow and Liquidity

As of March 31, 2004, Cabot has $257 million in cash compared with $247 million at September 30, 2003.

Overview of Cash Flow

During the first six months of fiscal 2004, cash provided by operating activities totaled $93 million compared to $59 million for the same period last year. The cash provided by operating activities in the first six months of fiscal 2004 primarily resulted from net income before non-cash compensation and depreciation, which is offset by increases in receivables and prepayments. The increase in receivables is consistent with increased sales company-wide. The increase in prepayments is primarily related to a payment of $10 million for a tax assessment that is being appealed in a foreign jurisdiction. The cash provided by operating activities in the first six months of fiscal 2003 related to net income before non-cash compensation, depreciation and the impairment of investments, which is offset by increases in receivables and inventory.

Capital spending for the first six months of fiscal 2004 was $43 million compared to $49 million in the first six months of fiscal 2003. The majority of capital spending related to routine plant operating capital projects. Capital expenditures for fiscal 2004 are expected to be approximately $130 million and include expenditures for replacement projects, plant expansions, and the completion of projects started in fiscal 2003.

Cash used for financing activities was $43 million in the first six months of fiscal 2004 compared to $39 million used during the same period last year. The increase in cash used for financing activities primarily relates to the purchase of approximately 750,000 shares of Cabot common stock during the first six months of fiscal 2004 for $21 million compared to $6 million during the same period last year and a $0.02 increase in the quarterly dividend rate that results in an increase of $2 million in dividends on Cabot’s common stock. During the second quarter of fiscal 2004, Cabot repaid $15 million of medium term notes. The fiscal 2004 increase in short-term debt of $15 million primarily relates to increased working capital needs in Asia. During the first half of fiscal 2003, Cabot refinanced its yen based debt assumed in the February 2002 acquisition of Cabot Supermetals Japan.

Significant Contingencies

As of March 31, 2004, the Company has a $26 million reserve for environmental matters related to remediation costs at various environmental sites. These sites are primarily associated with businesses divested in prior years. The Company anticipates that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Cabot also has a $20 million reserve for respirator claims as of March 31, 2004, and has various other litigation costs, including defense costs associated with the pending antitrust actions and other lawsuits filed against the Company arising in the ordinary course of its business and in respect of its divested businesses. Due to the uncertain nature and timing of litigation proceedings, it is difficult to predict the timing of their cash flows.

Restructuring

At March 31, 2004, Cabot has a restructuring reserve of $14 million for severance and asset retirement obligations from the fiscal 2003 European and North American restructuring plans. An additional $7 million of severance related restructuring charges is anticipated to be incurred under these plans. The entire restructuring reserve and the additional charges are expected to be paid during the next twelve to fifteen months.

Details of the activity of the restructuring reserve for the three months ended March 31, 2004 are as follows:

	Reserve at			Reserve at
	December 31,			March 31,
	2003	Charges	Cash Paid	2004
(Dollars in millions)
Severance and employee benefits	$10	$2	$(3)	$9
Asset retirement obligations	7	—	(2)	5

Total	$17	$2	$(5)	$14

Details of the activity of the restructuring reserve during the six months ended March 31, 2004 are as follows:

	Reserve at			Reserve at
	September 30,			March 31,
	2003	Charges	Cash Paid	2004
(Dollars in millions)
Severance and employee benefits	$12	$3	$(6)	$9
Asset retirement obligations	7	—	(2)	5

Total	$19	$3	$(8)	$14

The restructuring charges related to severance and employee benefits are for the involuntary employment termination benefits at various European locations for twenty-one employees during the first quarter of fiscal 2004 and six employees during the second quarter of fiscal 2004. Additional information regarding our restructuring activities is included in Note H to the Consolidated Financial Statements.

Cash Requirements

In February 2004, the Company entered into a joint venture agreement with Bluestar New Chemicals Materials Company Ltd. for the construction and operation of a fumed silica manufacturing facility in Jiangxi Province, China. The Company expects to spend approximately $3 million of its estimated $130 million in capital expenditures for fiscal 2004 on the Bluestar joint venture and an estimated $27 million for this project in fiscal 2005. The construction of the manufacturing facility is expected to be completed late in calendar year 2005.

Our primary source of short-term liquidity will be existing cash balances, cash flows from operations and present financing arrangements, including Cabot’s unused line of credit. Management believes that our financial resources will adequately meet our business requirements for the next twelve months and the foreseeable future, including planned expenditures for the improvement or expansion of our manufacturing capacity and working capital requirements.

IV. Recent Accounting Pronouncements

In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) was passed by the United States Congress. The Act will be effective January 1, 2006 and provides Medicare government subsidies for employers that sponsor retiree medical programs for prescriptions drugs for former employees. The Financial Accounting Standards Board (“FASB”) issued a Staff Position Paper (“FSP”) 106-1 in January 2004 in response to the Act. FSP 106-1 allows an employer a one-time election to defer recognition of the Act in an employer’s financial statements until the FASB issues authoritative guidance on the matter. Cabot has elected to defer recognition of the accounting changes until such time.

In December 2003, the FASB released a revised version of Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and did change guidance in many other areas. Some of the differences between FIN 46 and FIN 46R includes, among others, (i) the addition of a scope exception for certain entities that meet the definition of a business provided that specified criteria are met, (ii) the addition of a scope exception in situations whereby an enterprise is unable to obtain certain information pertaining to the entity to comply with FIN 46R, and (iii) the addition of a list of events that require reconsideration of whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary if a variable interest entity, rather than stating the general principle with examples that had previously been provided. Additionally, FIN 46R incorporates the guidance found in the eight final Staff Position Papers that were issued as of the release of FIN 46R. All entities created after January 31, 2003 were already required to be analyzed under FIN 46, and they must continue to do so. FIN 46R was implemented in the second quarter of fiscal 2004, as it relates to all non-special purpose entities created prior to February 1, 2003 and had no impact on the consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended March 31, 2004 does not differ materially from that discussed under Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

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

Part II. Other Information

Item 1. Legal Proceedings

A subsidiary of Cabot has exposure in connection with a safety respiratory products business it acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. As more fully described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (the “2003 10-K”), the subsidiary’s respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of March 31, 2004, there were approximately 91,000 claimants in pending cases asserting claims against AO in connection with respiratory products. In fiscal year 2003, the Company retained Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading expert, to assist it in calculating the subsidiary’s estimated share of liability with respect to then-existing and future respirator liability claims. Based on the HR&A estimates, Cabot recorded a $20 million reserve during the third quarter of fiscal year 2003 to cover the subsidiary’s share of liability for then-existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, and at March 31, 2004, is approximately $20 million.

As more fully described in the Company’s 2003 10-K, since December 2002, Cabot, AO, AO’s insurers, and another private indemnitor and its insurers have been in settlement negotiations to fix the allocation of liabilities among them. The parties are no longer having substantive discussions regarding such a settlement.

On July 29, 2002, AVX Corporation commenced an action against the Company in the United States District Court for the District of Massachusetts. The complaint involved a tantalum supply agreement between the Company and AVX, one of the Company’s tantalum customers, and alleged unfair and deceptive trade practices, breach of contract and other related matters. This action was dismissed on procedural grounds during fiscal year 2003. In connection with the dismissal, the Company filed an action against AVX in the Business Litigation Section of the Superior Court of Massachusetts seeking declaratory judgment as to the validity of the supply agreement, as well as a declaration that Cabot is not in breach of an alleged prior agreement, and that Cabot did not engage in unfair and deceptive trade practices. A hearing on Cabot’s motion for summary judgment in this matter was heard in January 2004. On March 8, 2004, AVX filed another action against Cabot in the United States District Court for the District of Massachusetts. This complaint alleges that Cabot violated the federal antitrust laws in connection with the tantalum supply agreement between AVX and Cabot by tying the purchase of one type of tantalum product by AVX to the purchase of other types. In the complaint, AVX seeks monetary damages in an unspecified amount. Cabot believes it has strong defenses to this claim and it intends to assert them vigorously. AVX continues to purchase product in accordance with the terms of its contract during the dispute.

During the second quarter of fiscal year 2004, the Company and certain other companies were named in Louis Sickles v. Cabot Corp., filed in the Superior Court of New Jersey on behalf of a purported class of indirect purchasers of carbon black in the state of New Jersey from as early as 1998 to the present (the “Period”). The complaint asserts violations under New Jersey law and alleges that the defendants conspired to fix, raise, maintain or stabilize prices for carbon black sold in the state during the Period. The plaintiffs seek treble damages in an unspecified amount and attorneys’ fees. Cabot believes it has strong defenses to all of these claims, which it intends to assert vigorously.

As described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, Cabot and certain other companies were named defendants in Weaver v. Cabot Corp., a civil antitrust action filed in the County of Buncombe, Superior Court Division of the State of North Carolina. During the second fiscal quarter, the motion to dismiss filed by Cabot and the other named defendants was granted by the Court.

Cabot is a party to several actions pending in state and federal court in connection with its discontinued beryllium operations. As described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, during the last several years, several individuals who have resided or worked for many years in the immediate vicinity of Cabot’s former beryllium facility located in Reading, Pennsylvania have brought suits against Cabot and NGK Metals, Inc. (which purchased a portion of Cabot’s former beryllium business in 1986), for personal injury allegedly caused by beryllium particle emissions produced at that facility. Four such cases are currently pending in the Court of Common Pleas of Philadelphia County in Pennsylvania. Cabot prevailed on summary judgment in six similar cases filed in the United States District Court for the Eastern District of Pennsylvania. All six cases were appealed by the plaintiffs to the Court of Appeals for the Third Circuit. In December 2003, the Third Circuit reversed the federal District Court’s dismissal in three of these cases, while affirming its judgment in one of them. Two cases remain pending on appeal. Each of these three cases that were reversed was settled during the second fiscal quarter. Since October 2003, 56 individuals have asserted claims now pending in 33 separate Pennsylvania state court actions, for personal injury and/or medical monitoring. These plaintiffs allege contact with beryllium in various ways, including residence or employment in the area surrounding the Reading facility, employment at the Reading facility or contact with individuals who worked at the Reading facility. Discovery is underway in these cases. The Company believes it has valid defenses to the beryllium actions and will assert them vigorously in the various venues in which claims have been asserted.

In September 2001, two dairy farmers operating farms in the vicinity of Cabot’s Boyertown, Pennsylvania, facility filed suit in Pennsylvania state court alleging damage to their herds. Cabot removed the case to federal court. The Company filed a motion for summary judgment to dismiss the portion of the claims that were barred by the running of the statute of limitations, which was granted by the Court in April 2004. The Company believes that it has strong defenses against any claims that remain, which it intends to assert vigorously.

Cabot has various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business, including a number of claims asserting premises liability for asbestos exposure, and in respect of its divested businesses. In the opinion of the Company, although final disposition of all of its suits and claims may impact Cabot’s financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on Cabot’s financial position.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below provides information with respect to purchases by the Company of shares of its common stock during the second fiscal quarter of 2004.

ISSUER PURCHASES OF EQUITY SECURITIES (shares in thousands)

			Total Number of	Maximum Number (or Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased*	per Share	Programs	Plans or Programs**
January 1, 2004 – January 31, 2004	2	$31.70	—	1,919
February 1, 2004 – February 29, 2004	3	$31.80	—	1,916
March 1, 2004 – March 31, 2004	1	$30.30	—	1,915

Total	6		—

*	The Company did not repurchase any shares pursuant to a publicly announced plan or program during the quarter. The shares included in the table were purchased from employees in connection with option exercises and/or the vesting of shares of restricted stock.

**	On May 10, 2002, the Company announced that the Board of Directors authorized an increase in the Company’s then-existing share repurchase authorization to up to 12.6 million shares. On May 14, 2004, the Board of Directors voted to terminate its May 2002 authorization with respect to any shares still available for purchase under that authorization. The Board of Directors then authorized the purchase of up to 5 million shares of the Company’s common stock. The share repurchase program does not have an expiration date, but may be discontinued or suspended at any time.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Cabot Corporation (the “Annual Meeting”) was held on March 11, 2004. An election of directors was held for which Kennett F. Burnes, John S. Clarkeson, Roderick C.G. MacLeod, and Ronaldo H. Schmitz were nominated and elected to the class of Directors whose terms expire in 2007. The following votes were cast for or withheld with respect to each of the nominees:

Director	In favor of	Withheld
Kennett F. Burnes	59,654,735	2,438,145
John S. Clarkeson	60,407,409	1,685,471
Roderick C.G. MacLeod	48,311,596	13,781,284
Ronaldo H. Schmitz	60,488,271	1,604,609

     Other Directors whose terms of office as Directors continued after the meeting are:

Director	Term of Office Expires
Arthur L. Goldstein	2005
Gautam S. Kaji	2005
John H. McArthur	2005
John G.L. Cabot	2006	*
John F. O’Brien	2006
Lydia W. Thomas	2006
Mark S. Wrighton	2006

* In accordance with the Company’s retirement policy for non-employee directors, Mr. Cabot is scheduled to retire effective at the Company’s
   2005 Annual Meeting of Stockholders.

Item 6. Exhibits and Reports on Form 8-K

(a)	EXHIBITS

The following Exhibits are filed herewith:

1.	Exhibit 31.1 — Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2.	Exhibit 31.2 — Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

3.	Exhibit 32 — Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	REPORTS ON FORM 8-K

The registrant furnished the following current report on Form 8-K during the fiscal quarter ended March 31, 2004:

1.	On January 23, 2004, the registrant furnished a current report on Form 8-K dated January 22, 2004, that included the text of a press release announcing its operating results for the fiscal quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: May 14, 2004	By:	/s/ John A. Shaw

John A. Shaw Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

Date: May 14, 2004	By:	/s/ David J. Elliott

David J. Elliott Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.