Form 10-Q
period 2004-06-30
CABOT CORP
filed 2004-08-13
CIK 16040

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2004

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

As of August 2, 2004 the Company had 61,707,716 shares of Common
Stock, par value $1 per share, outstanding.

CABOT CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2004 and 2003

(In millions, except per share amounts)

UNAUDITED

	2004	2003
Net sales and other operating revenues	$492	$468
Cost of sales	363	367

Gross profit	129	101

Selling and administrative expenses	56	82
Research and technical expenses	13	27

Income (loss) from operations	60	(8)
Other income and expense
Interest and dividend income	2	1
Interest expense	(8)	(7)
Other income (expense)	1	—

Income (loss) from continuing operations before income taxes	55	(14)
(Provision) benefit for income taxes	(13)	6
Equity in net income of affiliated companies, net of tax of $1 and zero	2	2
Minority interest in net income, net of tax of $1 and $1	(3)	(2)

Net income (loss) from continuing operations	41	(8)
Discontinued operations
Income from discontinued businesses, net of income taxes	1	3

Net income (loss)	42	(5)
Dividends on preferred stock, net of tax benefit	—	—

Income (loss) available to common shares	$42	$(5)

Weighted-average common shares outstanding:
Basic	60	59

Diluted	69	59

Income (loss) per common share:
Basic
Continuing operations	$0.69	$(0.14)
Discontinued operations
Income from discontinued businesses	0.01	0.05

Net income (loss) per share	$0.70	$(0.09)

Diluted
Continuing operations	$0.61	$(0.14)
Discontinued operations
Income from discontinued businesses	0.01	0.05

Net income (loss) per share	$0.62	$(0.09)

Dividends per common share	$0.15	$0.13

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended June 30, 2004 and 2003

(In millions, except per share amounts)

UNAUDITED

	2004	2003
Net sales and other operating revenues	$1,438	$1,344
Cost of sales	1,071	998

Gross profit	367	346

Selling and administrative expenses	165	191
Research and technical expenses	39	51

Income from operations	163	104
Other income and expense
Interest and dividend income	5	3
Interest expense	(23)	(21)
Other income (expense)	(3)	(24)

Income from continuing operations before income taxes	142	62
Provision for income taxes	(34)	(11)
Equity in net income of affiliated companies, net of tax of $2 and $1	5	3
Minority interest in net income, net of tax of $2 and $2	(6)	(5)

Net income from continuing operations	107	49
Discontinued operations
Income from discontinued businesses, net of income taxes	1	3

Net income	108	52
Dividends on preferred stock, net of tax benefit	(2)	(2)

Income available to common shares	$106	$50

Weighted-average common shares outstanding:
Basic	60	59

Diluted	69	70

Income per common share:
Basic
Continuing operations	$1.77	$0.79
Discontinued operations
Income from discontinued businesses	0.01	0.05

Net income per share	$1.78	$0.84

Diluted
Continuing operations	$1.56	$0.70
Discontinued operations
Income from discontinued businesses	0.01	0.04

Net income per share	$1.57	$0.74

Dividends per common share	$0.45	$0.39

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS
June 30, 2004 and September 30, 2003

(In millions)

ASSETS

	June 30,	September 30,
	2004	2003
	(Unaudited)
Current assets:
Cash and cash equivalents	$185	$247
Short-term investments	25	—
Accounts and notes receivable, net of reserve for doubtful accounts of $3 and $3	380	333
Inventories:
Raw materials	147	129
Work in process	141	155
Finished goods	140	130
Other	48	42

Total inventories	476	456
Prepaid expenses	40	35
Deferred income taxes	39	40

Total current assets	1,145	1,111

Investments:
Equity	54	50
Other	63	27

Total investments	117	77

Property, plant and equipment	2,292	2,202
Accumulated depreciation and amortization	(1,398)	(1,289)

Net property, plant and equipment	894	913

Other assets:
Goodwill	112	110
Other intangible assets, net of accumulated amortization of $7 and $6	8	9
Assets held for rent	35	29
Deferred income taxes	19	17
Other assets	50	42

Total other assets	224	207

Total assets	$2,380	$2,308

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2004 and September 30, 2003

(In millions, except for share and per share amounts)

LIABILITIES & STOCKHOLDERS’ EQUITY

	June 30,	September 30,
	2004	2003
	(Unaudited)
Current liabilities:
Notes payable to banks	25	$15
Current portion of long-term debt	25	40
Accounts payable and accrued liabilities	277	278
Income taxes payable	11	16
Deferred income taxes	2	3

Total current liabilities	340	352

Long-term debt	511	516
Deferred income taxes	105	101
Other liabilities	238	220
Commitments and contingencies (Note J)
Minority interest	42	40
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Series A Junior Participating Preferred Stock Issued and outstanding: none
Series B ESOP Convertible Preferred Stock 7.75% Cumulative Issued: 75,336 shares, outstanding: 48,621 and 53,490 shares (aggregate per share redemption value of $49 and $53)	65	70
Less cost of shares of preferred treasury stock	(38)	(38)
Common stock:
Authorized: 200,000,000 shares of $1 par value Issued and outstanding: 61,656,374 and 62,243,010 shares	62	62
Less cost of shares of common treasury stock	(5)	(5)
Additional paid-in capital	—	14
Retained earnings	1,212	1,160
Unearned compensation	(20)	(36)
Deferred employee benefits	(46)	(48)
Notes receivable for restricted stock	(15)	(21)
Accumulated other comprehensive loss (Note L)	(71)	(79)

Total stockholders’ equity	1,144	1,079

Total liabilities and stockholders’ equity	$2,380	$2,308

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 2004 and 2003

(In millions)

UNAUDITED

	2004	2003
Cash Flows from Operating Activities:
Net income	$108	$52
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	98	103
Deferred tax provision (benefit)	6	(33)
Equity in income of affiliated companies	(5)	(3)
Asset impairment charges	1	27
Non-cash compensation	18	22
In-process research and development	—	14
Other non-cash charges, net	6	6
Changes in assets and liabilities
Accounts receivable	(41)	(28)
Inventory	(15)	(40)
Accounts payable and accruals	(1)	(7)
Prepayments and other assets	(11)	3
Income taxes payable	(2)	13
Other liabilities	(4)	26
Other, net	(5)	4

Cash provided by Operating Activities	153	159

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(66)	(76)
(Increase) decrease in assets held for rent	(6)	(3)
Purchase of investments in equity affiliates	(1)	—
Purchase of investments	(65)	—
Proceeds from sales of property, plant and equipment	2	2
Acquisition, net of cash acquired	—	(16)

Cash used in Investing Activities	(136)	(93)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	75
Repayments of long-term debt	(15)	(52)
Increase (decrease) in notes payable to banks, net	—	(35)
Increase (decrease) in short-term debt	10	2
Purchases of common stock	(52)	(19)
Sales and issuances of common stock	8	6
Cash dividends paid to stockholders	(30)	(26)
Cash dividends paid to minority interest stockholders	(6)	(4)
Restricted stock loan repayments	5	3

Cash used in Financing Activities	(80)	(50)

Effect of exchange rate changes on cash	1	4

(Decrease) increase in cash and cash equivalents	(62)	20
Cash and cash equivalents at beginning of period	247	159

Cash and cash equivalents at end of period	$185	$179

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended June 30, 2004

(In millions)

UNAUDITED

	Preferred	Common			Accumulated			Notes
	Stock, Net	Stock, Net	Additional		Other		Deferred	Receivable	Total	Total
	of Treasury	of Treasury	Paid-in	Retained	Comprehensive	Unearned	Employee	for Restricted	Stockholders’	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Compensation	Benefits	Stock	Equity	Income (Loss)
Balance at September 30, 2003	$32	$57	$14	$1,160	$(79)	$(36)	$(48)	$(21)	$1,079

Net income				108						$108
Foreign currency translation adjustments					16					16
Change in unrealized gain (loss) on available-for-sale securities, net of tax					(1)					(1)
Change in unrealized gain (loss) on derivative instruments, net of tax					(7)					(7)

Total comprehensive income										$116

Common dividends paid				(28)
Issuance of stock under employee compensation plans, net of forfeitures			7					1
Purchase and retirement of common stock		(1)	(25)	(26)
Preferred stock conversion	(5)	1	4
Preferred dividends paid to Employee Stock Ownership Plan, net of tax				(2)
Principal payment by Employee Stock Ownership Plan under guaranteed loan							2
Amortization of unearned compensation						16
Notes receivable for restricted stock - payments and forfeitures								5

Balance at June 30, 2004	$27	$57	—	$1,212	$(71)	$(20)	$(46)	$(15)	$1,144

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
UNAUDITED

A.	Basis of Presentation

The consolidated financial statements include the accounts of Cabot Corporation and its majority-owned and controlled subsidiaries (“Cabot” or the “Company”). Intercompany transactions have been eliminated.

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Form 10-K for the year ended September 30, 2003.

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 2004 and 2003. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

Certain amounts in fiscal 2003 have been reclassified to conform to the fiscal 2004 presentation.

B.	Significant Accounting Policies

Revenue Recognition

Cabot primarily derives its revenues from the sale of specialty chemicals, tantalum and related products and from the rental and sale of cesium formate. Revenue from product sales is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Revenue from the rental of cesium formate is recognized throughout the rental period based on the contracted rental amount. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. Other operating revenues, which represent less than ten percent of total revenues, include tolling, services and royalties for licensed technology.

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
June 30, 2004
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

Assets Held for Rent

Assets held for rent represent cesium formate inventory in the Specialty Fluids segment that will be rented to customers on a contracted basis. Assets held for rent are stated at average cost. These assets were included in finished goods inventory within current assets in periods prior to the second quarter of fiscal 2004. At June 30, 2004 and September 30, 2003, Cabot has assets held for rent of $35 million and $29 million, respectively.

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share if Cabot had expensed stock options in accordance with the fair value recognition provisions of FAS No. 123.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in millions, except per share amounts)	2004	2003	2004	2003
Net income (loss), as reported	$42	$(5)	$108	$52
Add: Stock-based compensation expense included in reported net income, net of related tax effects	4	3	12	12
Deduct: Stock-based compensation using fair value method for all awards, net of related tax effects	(4)	(4)	(13)	(13)

Pro forma net income (loss)	$42	$(6)	$107	$51
Net income (loss) per common share:
Basic, as reported	$0.70	$(0.09)	$1.78	$0.84
Basic, pro forma	$0.69	$(0.10)	$1.76	$0.82
Diluted, as reported	$0.62	$(0.09)	$1.57	$0.74
Diluted, pro forma	$0.61	$(0.10)	$1.55	$0.73

The effects of applying the fair value method in this pro forma disclosure are not indicative of future amounts.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2004
UNAUDITED

C.	Discontinued Operations

In the third quarter of fiscal 2004, Cabot recorded insurance recovery proceeds of $1 million, related to various businesses that Cabot had presented as discontinued businesses in previous years. The receipt, net of tax, is classified as income from operations of discontinued businesses in the consolidated statements of operations.

In the first quarter of fiscal 2004, Cabot recorded a charge for discontinued operations of $1 million to increase a litigation reserve related to a previously divested business. In the second quarter of fiscal 2004, the litigation was settled and Cabot reduced the reserve to zero. The amounts are classified as income (loss) from discontinued businesses, net of tax, in the consolidated statements of operations.

In the third quarter of fiscal 2003, Cabot recorded an insurance recovery of $5 million, net of tax of $2 million, related to various businesses that Cabot had presented as discontinued businesses in previous years. The receipt, net of tax, is classified as income from operations of discontinued businesses in the consolidated statements of operations.

D.	Investments

In the third quarter of fiscal 2004, Cabot purchased $65 million of available-for-sale investments of which $40 million are classified as other long-term investments and $25 million are classified as short-term investments.

E.	Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the nine months ended June 30, 2004 are as follows:

	Chemical	Cabot
(Dollars in millions)	Business	Supermetals	Total
Balance at September 30, 2003	$23	$87	$110
Foreign exchange translation adjustment	—	2	2

Balance at June 30, 2004	$23	$89	$112

As required by the Statement of Financial Accounting Standards (FAS) No. 142, “Goodwill and Other Intangibles”, impairment tests are performed at least annually. During the third quarter of fiscal 2004, Cabot performed the fiscal 2004 FAS No. 142 impairment test and determined that no impairment loss should be recognized.

Cabot does not have any indefinite-lived intangible assets. Cabot has finite-lived intangible assets with a net book value of $8 million at June 30, 2004 and $9 million at September 30, 2003. The intangible assets at June 30, 2004 are comprised of $7 million for patents and $1 million for a minimum pension liability

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2004
UNAUDITED

adjustment and other intellectual property, net of accumulated depreciation of $6 million for patents and $1 million for other intellectual property. Intangible assets are amortized over their estimated useful lives, which range from two to fifteen years. Estimated amortization expense is expected to be $1 million in each of the next five fiscal years.

F.	Asset Retirement Obligations

In fiscal 2003, Cabot announced the closure of its carbon black manufacturing facility in Zierbena, Spain. The facility is located on leased land and Cabot is required to perform site remediation and restoration activities as a condition of the lease agreement. At September 30, 2003, Cabot recorded a $7 million current liability for these costs. During the three and nine months ended June 30, 2004, Cabot made cash payments of $1 million and $3 million, respectively, for certain remediation activities related to this facility. At June 30, 2004, Cabot has a $4 million reserve recorded, which is expected to be paid out over the next nine to twelve months.

Details of the activity of the asset retirement obligations from March 31, 2004 through June 30, 2004 are as follows:

Asset Retirement
(Dollars in millions)	Obligation
Reserve – March 31, 2004	$5
Cash paid	(1)

Reserve – June 30, 2004	$4

Details of the activity of the asset retirement obligations from September 30, 2003 through June 30, 2004 are as follows:

Asset Retirement
(Dollars in millions)	Obligation
Reserve – September 30, 2003	$7
Cash paid	(3)

Reserve – June 30, 2004	$4

G.	Employee Benefit Plans

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

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2004
UNAUDITED

Net periodic defined benefit pension and other postretirement benefit costs include the following components for the three months ended June 30:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30
(Dollars in millions)	2004	2003	2004	2003
Service cost	$3	$3	$1	$1
Interest cost	4	4	2	2
Expected (gain) loss on plan assets	(5)	(5)	—	—
Recognized losses (gains)	1	—	—	—

Net periodic benefit cost (benefit)	$3	$2	$3	$3

Net periodic defined benefit pension and other postretirement benefit costs include the following components for the nine months ended June 30:

	Pension Benefits		Postretirement Benefits
	Nine Months Ended June 30
(Dollars in millions)	2004	2003	2004	2003
Service cost	$9	$8	$2	$2
Interest cost	12	12	5	5
Expected (gain) loss on plan assets	(15)	(15)	—	—
Amortization of prior service cost	1	—	—	—
Recognized losses (gains)	2	1	2	1
Settlements or termination benefits	—	1	—	(1)

Net periodic benefit cost (benefit)	$9	$7	$9	$7

H.	Guarantee Agreements

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

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2004
UNAUDITED

I.	Restructuring

In May 2003, Cabot initiated a restructuring plan in Europe to reduce costs, enhance customer service and create a stronger and more competitive organization. The restructuring initiatives are all related to the Chemical Business segment and included the closing of Cabot’s carbon black manufacturing facility in Zierbena, Spain, the consolidation of administrative services for all European businesses in one shared service center, the implementation of a consistent staffing model for all manufacturing facilities in Europe, and the discontinuance of two energy projects. As of June 30, 2004, Cabot expects the restructuring initiatives to result in a pre-tax charge to earnings of approximately $65 million. The $65 million of estimated charges includes approximately $32 million for severance and employee benefits, $7 million for asset retirement obligations at the Zierbena, Spain facility, $5 million for asset impairments associated with the discontinuance of an energy project, $12 million for asset depreciation charges on the Zierbena, Spain facility and $9 million for the realization of foreign currency translation adjustments. Since May 2003, Cabot has recorded $50 million of European restructuring charges and expects to record an additional $6 million over the next nine to twelve months. At June 30, 2004, $9 million of foreign currency translation adjustments existed and will be expensed upon the substantial liquidation of the entity through which Cabot conducted its operations in Zierbena, Spain. The substantial liquidation of the entity is not expected to occur in the near future. As part of the restructuring initiative, Cabot expects the employment of approximately 220 people to be terminated over this period.

Of the $6 million severance and employee benefits reserve included in the tables below, approximately $1 million relates to a fiscal 2003 reduction in workforce in North America. As of June 30, 2004, the unpaid balance of the restructuring costs is included in accrued expenses in the consolidated balance sheet.

Details of the activity of the restructuring reserve for the three months ended June 30, 2004 are as follows:

	Reserve at			Reserve
	March 31,			at June 30,
(Dollars in millions)	2004	Charges	Cash Paid	2004
Severance and employee benefits	$9	$1	$(4)	$6
Asset retirement obligations	5	—	(1)	4

Total	$14	$1	$(5)	$10

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2004
UNAUDITED

Details of the activity of the restructuring reserve during the nine months ended June 30, 2004 are as follows:

	Reserve at			Reserve
	September 30,			at June 30,
(Dollars in millions)	2003	Charges	Cash Paid	2004
Severance and employee benefits	$12	$4	$(10)	$6
Asset retirement obligations	7	—	(3)	4

Total	$19	$4	$(13)	$10

Restructuring charges incurred during the three and nine months ended June 30, 2004 were $1 million and $4 million, respectively. The restructuring charges related to severance and employee benefits for the involuntary employment termination benefits at various European locations for 9 employees during the third quarter of fiscal 2004 and 36 employees during the first nine months of fiscal 2004. Restructuring costs were recorded in the consolidated statement of operations for the three and nine months ended June 30, 2004 as follows:

(Dollars in millions)	Three Months	Nine Months
Cost of sales	$1	$3
Selling and administrative expenses	—	1

Total	$1	$4

J.	Commitments and Contingencies

As of June 30, 2004 and September 30, 2003, Cabot had approximately $24 million and $26 million reserved for environmental matters primarily related to divested businesses. This reserve represents Cabot’s best estimate of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute, and its interpretation of laws and regulations applicable to each site. At June 30, 2004, $5 million of the $24 million reserve for the environmental matters is recognized on a discounted basis and will be accreted up to the undiscounted liability through interest expense over the expected cash flow period.

A subsidiary of Cabot has exposure in connection with a safety respiratory products business it acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. As more fully described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (the “2003 10-K”), the subsidiary’s respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of June 30, 2004, there were approximately 90,000 claimants in pending cases asserting claims against AO in connection with respiratory products. In fiscal year 2003, the Company retained the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading expert, to assist it in

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2004
UNAUDITED

calculating the subsidiary’s estimated share of liability with respect to then-existing and future respirator liability claims. Based on the HR&A estimates, Cabot recorded a $20 million reserve during the third quarter of fiscal year 2003 to cover the subsidiary’s share of liability for then-existing and future respirator liability claims. The reserve at June 30, 2004 is approximately $20 million.

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

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2004

UNAUDITED

K.	Stockholders’ Equity

The following table summarizes the changes in shares of stock for the three months ended June 30, 2004:

Preferred Stock (in thousands)
Balance at March 31, 2004	67
Converted preferred stock	(2)

Balance at June 30, 2004	65

Preferred Treasury Stock (in thousands)
Balance at March 31, 2004	17

Balance at June 30, 2004	17

Common Stock (in millions)
Balance at March 31, 2004	62

Balance at June 30, 2004	62

Common Treasury Stock (in thousands)
Balance at March 31, 2004	161

Balance at June 30, 2004	161

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2004

UNAUDITED

K.	Stockholders’ Equity

The following table summarizes the changes in shares of stock for the nine months ended June 30, 2004:

Preferred Stock (in thousands)
Balance at September 30, 2003	70
Converted preferred stock	(5)

Balance at June 30, 2004	65

Preferred Treasury Stock (in thousands)
Balance at September 30, 2003	17

Balance at June 30, 2004	17

Common Stock (in millions)
Balance at September 30, 2003	62
Purchased and retired common stock	(1)
Converted preferred stock	1

Balance at June 30, 2004	62

Common Treasury Stock (in thousands)
Balance at September 30, 2003	163
Issued common treasury stock	(2)

Balance at June 30, 2004	161

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2004

UNAUDITED

L.	Comprehensive Income (Loss)

The pre-tax, tax, and after-tax effects of the components of other comprehensive income (loss) for the three months ended June 30 are shown below:

(Dollars in millions)	Pre-tax	Tax	After-tax
2004
Foreign currency translation adjustments	$(13)	$—	$(13)
Unrealized holding gain (loss) arising during period on derivative instruments	(8)	3	(5)

Other comprehensive income (loss)	$(21)	$3	$(18)

	Pre-tax	Tax	After-tax
2003
Foreign currency translation adjustments	$23	$—	$23
Unrealized holding gain (loss) arising during period on marketable securities	4	(1)	3
Unrealized holding gain (loss) arising during period on derivative instruments	1	—	1

Other comprehensive income (loss)	$28	$(1)	$27

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2004

UNAUDITED

L.	Comprehensive Income (Loss)

The pre-tax, tax, and after-tax effects of the components of other comprehensive income (loss) for the nine months ended June 30 are shown below:

(Dollars in millions)	Pre-tax	Tax	After-tax
2004
Foreign currency translation adjustments	$16	$—	$16
Unrealized holding gain (loss) arising during period on marketable securities	(3)	2	(1)
Unrealized holding gain (loss) arising during period on derivative instruments	(10)	3	(7)

Other comprehensive income (loss)	$3	$5	$8

	Pre-tax	Tax	After-tax
2003
Foreign currency translation adjustments	$50	$—	$50
Unrealized holding gain (loss) arising during period on marketable securities	(18)	6	(12)
Other than temporary loss on marketable equity securities	22	(7)	15

Other comprehensive income (loss)	$54	$(1)	$53

In the second quarter of fiscal 2003, Cabot recorded a pre-tax impairment charge of $22 million for the significant decline in the fair market value of two investments during the first six months of fiscal 2003. This decline in fair market value was deemed to be other than temporary and the impairment charge was recorded in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The loss was recognized as other income and expense and the book value of these two investments was reduced from $34 million to $12 million.

The balance of the after-tax components comprising accumulated other comprehensive loss as of June 30, 2004 and September 30, 2003 is summarized below:

	June 30,	September 30,
(Dollars in millions)	2004	2003
Foreign currency translation adjustments	$(41)	$(57)
Unrealized holding gain on marketable securities	7	8
Unrealized holding loss on derivative instruments	(8)	(1)
Minimum pension liability adjustment	(29)	(29)

Accumulated other comprehensive loss	$(71)	$(79)

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2004

UNAUDITED

M.	Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated for the three months ended June 30 as follows:

(Dollars in millions, except per share amounts)	2004	2003
Basic EPS
Income (loss) available to common shares (numerator)	$42	$(5)

Weighted-average common shares outstanding	62	62
Less: Contingently issuable shares	(2)	(3)

Adjusted weighted-average common shares outstanding (denominator)	60	59

Basic EPS	$0.70	$(0.09)

Diluted EPS
Income (loss) available to common shares	$42	$(5)
Dividends on preferred stock	—	—

Income (loss) available to common shares plus assumed conversions (numerator)	$42	$(5)

Weighted-average common shares outstanding	60	59
Effect of dilutive securities: (1)
Assumed conversion of preferred stock	7	—
Common shares issuable (2)(3)	2	—

Adjusted weighted-average shares (denominator)	69	59

Diluted EPS	$0.62	$(0.09)

(1)	At June 30, 2004, the average fair value of Cabot’s stock price exceeded the exercise prices of all options outstanding. As a result, all options outstanding have been included in the calculation of diluted earnings per share. For the three months ended June 30, 2003, there is no effect on dilutive securities due to the loss recorded for the period. As a result, all 1.4 million of options to purchase shares of common stock were not included in the calculation of diluted earnings per share.

(2)	Represents restricted stock and stock options issued under Cabot Equity Incentive Plans.

(3)	Commencing in fiscal 2004, Cabot has adjusted its calculation of diluted shares outstanding to reflect the number of shares the Company could repurchase with the assumed proceeds from restricted stock awards under the Company’s Long Term Incentive Program. Prior periods have not been adjusted because the adjustment would not have been material.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2004

UNAUDITED

M.	Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated for the nine months ended June 30 as follows:

(Dollars in millions, except per share amounts)	2004	2003
Basic EPS
Income available to common shares (numerator)	$106	$50

Weighted-average common shares outstanding	62	62
Less: Contingently issuable shares	(2)	(3)

Adjusted weighted-average common shares outstanding	60	59

Basic EPS	$1.78	$0.84

Diluted EPS
Income available to common shares	$106	$50
Dividends on preferred stock	2	2

Income available to common shares plus assumed conversions (numerator)	$108	$52

Weighted-average common shares outstanding	60	59
Effect of dilutive securities: (1)
Assumed conversion of preferred stock	7	8
Common shares issuable (2)(3)	2	3

Adjusted weighted-average shares (denominator)	69	70

Diluted EPS (4)	$1.57	$0.74

(1)	At June 30, 2004 and 2003, 0.3 million and 0.6 million, respectively, of options to purchase shares of common stock were not included in the calculation of diluted earnings per share because those options’ exercise prices were greater than the average market price of common shares.

(2)	Represents restricted stock and stock options issued under Cabot Equity Incentive Plans.

(3)	Commencing in fiscal 2004, Cabot has adjusted its calculation of diluted shares outstanding to reflect the number of shares the Company could repurchase with the assumed proceeds from restricted stock awards under the Company’s Long Term Incentive Program. Prior periods have not been adjusted because the adjustment would not have been material.

(4)	The diluted EPS for the nine months ended June 30, 2003 does not equal the sum of the three quarters of fiscal 2003 due to the loss recorded in the third quarter of fiscal 2003. In accordance with FAS No. 128, “Earnings Per Share”, the diluted EPS includes the effect of dilutive securities based on the income recorded for the nine months ended June 30, 2003.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2004

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

	Chemical	Cabot	Specialty	Segment	Unallocated	Consolidated
(Dollars in millions)	Business	Supermetals(5)	Fluids(5)	Total	and Other	Total
2004
Net sales and other operating revenues(1) (2)	$398	$86	$4	$488	$4	$492
Profit (loss) before taxes(3)	$45	$18	$—	$63	$(8)	$55
2003
Net sales and other operating revenues(1) (2)	$366	$92	$6	$464	$4	$468
Profit (loss) before taxes(3)	$30	$14	$(1)	$43	$(57)	$(14)

Unallocated and other net sales and other operating revenues includes the following:

	2004	2003
Equity affiliate sales	$(10)	$(8)
Royalties paid by equity affiliates	2	1
Shipping and handling fees	12	11

Total	$4	$4

Unallocated and other profit (loss) before taxes includes the following:

	2004	2003
Interest expense	$(8)	$(7)
General unallocated income (expense) (4)	2	(48)
Equity in net income of affiliated companies	(2)	(2)

Total	$(8)	$(57)

(1)	Segment sales for certain operating segments include 100% of sales for one equity affiliate and transfers of materials at cost and at market-based prices.

(2)	Unallocated and other reflects an elimination for sales for one equity affiliate offset by royalties paid by equity affiliates and external shipping and handling fees.

(3)	Segment profit is a measure used by Cabot’s operating decision-makers to measure consolidated operating results and assess segment performance. Segment profit includes equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest and allocated corporate costs.

(4)	General unallocated income (expense) includes foreign currency transaction gains (losses), interest income, dividend income and certain items that are not included in segment profit. These certain items in the third quarter of fiscal 2004 include restructuring costs discussed in Note I. These certain items in the third quarter of fiscal 2003, as more fully described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, include $17 million of restructuring charges, $14 million of in-process research and development related to an acquisition, $20 million for litigation related to respirator claims and $1 million of insurance recoveries.

(5)	As of October 1, 2003, the operation of Cabot’s tantalum mine in Manitoba, Canada was transferred from the Specialty Fluids segment to the Cabot Supermetals segment. Therefore, Cabot eliminated interoperating segment revenue between the Cabot Supermetals and Specialty Fluids segments. The impact of this change was immaterial to prior periods. Prior periods have been restated to conform with the fiscal 2004 presentation.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2004

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

	Chemical	Cabot	Specialty	Segment	Unallocated	Consolidated
(Dollars in millions)	Business	Supermetals(5)	Fluids(5)	Total	and Other	Total
2004
Net sales and other operating revenues(1) (2)	$1,148	$258	$14	$1,420	$18	$1,438
Profit (loss) before taxes(3)	$115	$55	$1	$171	$(29)	$142
2003
Net sales and other operating revenues(1) (2)	$1,028	$294	$11	$1,333	$11	$1,344
Profit (loss) before taxes(3)	$76	$82	$(2)	$156	$(94)	$62

Unallocated and other net sales and other operating revenues includes the following:

	2004	2003
Equity affiliate sales	$(26)	$(24)
Royalties paid by equity affiliates	6	4
Shipping and handling fees	38	31

Total	$18	$11

Unallocated and other profit (loss) before taxes includes the following:

	2004	2003
Interest expense	$(23)	$(21)
General unallocated income (expense) (4)	(1)	(70)
Equity in net income of affiliated companies	(5)	(3)

Total	$(29)	$(94)

(1)	Segment sales for certain operating segments include 100% of sales for one equity affiliate and transfers of materials at cost and at market-based prices.

(2)	Unallocated and other reflects an elimination for sales for one equity affiliate offset by royalties paid by equity affiliates and external shipping and handling fees.

(3)	Segment profit is a measure used by Cabot’s operating decision-makers to measure consolidated operating results and assess segment performance. Segment profit includes equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest and allocated corporate costs.

(4)	General unallocated income (expense) includes foreign currency transaction gains (losses), interest income, dividend income and certain other items that are not included in segment profit. These certain items in fiscal 2004 include restructuring costs discussed in Note I and $1 million for a currency translation adjustment at a closed plant. These certain items in fiscal 2003, as more fully described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, include a $22 million charge for the impairment of two investments, $18 million of restructuring charges, $20 million for litigation related to respirator claims, $14 million for in-process research and development related to an acquisition and $2 million of proceeds from insurance recoveries.

(5)	As of October 1, 2003, the operation of Cabot’s tantalum mine in Manitoba, Canada was transferred from the Specialty Fluids segment to the Cabot Supermetals segment. Therefore, Cabot eliminated interoperating segment revenue between the Cabot Supermetals and Specialty Fluids segments. The impact of this change was immaterial to prior periods. Prior periods have been restated to conform with the fiscal 2004 presentation.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2004
UNAUDITED

O. Recent Accounting Pronouncements

In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) was passed by the United States Congress. The Act will be effective January 1, 2006 and provides Medicare government subsidies for employers that sponsor retiree medical programs for prescription drugs for former employees. Under FASB Staff Position Paper (“FSP”) 106-1 issued in January 2004, Cabot elected to defer recognition of this Act until the FASB issued final guidance. That guidance was issued in May 2004 in FSP106-2, which is effective for Cabot in the fourth quarter of fiscal 2004. Cabot is in the process of assessing the impact of the Act on the consolidated financial statements.

In December 2003, the FASB released a revised version of Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and did change guidance in many other areas. Some of the differences between FIN 46 and FIN 46R include, among others, (i) the addition of a scope exception for certain entities that meet the definition of a business provided that specified criteria are met, (ii) the addition of a scope exception in situations whereby an enterprise is unable to obtain certain information pertaining to the entity to comply with FIN 46R, and (iii) the addition of a list of events that require reconsideration of whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity, rather than stating the general principle with examples that had previously been provided. Additionally, FIN 46R incorporates the guidance found in the eight final Staff Position Papers that were issued as of the release of FIN 46R. All entities created after January 31, 2003 have been and will continue to be analyzed under FIN 46. FIN 46R was implemented in the second quarter of fiscal 2004, as it relates to all non-special purpose entities created prior to February 1, 2003 and had no impact on the Company’s consolidated financial statements.

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

Revenue Recognition and Accounts Receivable

Cabot primarily derives its revenues from the sale of specialty chemicals, tantalum and related products and from the rental and sale of cesium formate. Revenue from product sales is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Revenue from the rental of cesium formate is recognized throughout the rental period based on the contracted rental amount. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. Other operating revenues, which represent less than ten percent of total revenues, include tolling, services and royalties for licensed technology.

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

The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required, which could materially affect future earnings. As of June 30, 2004, the allowance for doubtful accounts was $3 million.

Inventory Valuation

The cost of most raw materials, work in process, and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories the value of those inventories would have been $67 million higher as of June 30, 2004. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.

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

Environmental Costs

The Company accrues environmental costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. When a liability amount cannot be reasonably estimated, but a range can be reasonably estimated, the Company accrues the amount that reflects its best estimate within that range or the low end of the range if no estimate within the range is better. The amount accrued reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. A portion of the reserve for environmental matters is recognized on a discounted basis. The availability of new information, changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in applicable government laws and regulations could result in higher or lower costs. The Company does not reduce its estimated liability for possible recoveries from insurance carriers. Proceeds from insurance carriers are recorded when realized by the receipt of cash or a contractual agreement. As of June 30, 2004, the Company had $24 million reserved for various environmental matters.

Pensions and Other Postretirement Benefits

The Company maintains both defined benefit and defined contribution plans for its employees. In addition, the Company provides certain health care and life insurance benefits for retired employees. The costs and obligations related to these benefits reflect the Company’s assumptions related to general economic conditions, including interest rates, expected return on plan assets, and the rate of compensation increases for employees. Projected health care benefits reflect the Company’s assumptions about health care cost trends. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease. Actual results that differ from the assumptions are generally accumulated and amortized over future periods and, therefore, affect the recognized expense and recorded obligation in such future periods.

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

Income Taxes

The Company estimates its income taxes in each domestic and foreign jurisdiction that imposes a tax on its income. This process involves estimating the tax exposure for differences between actual results and estimated results. The Company has filed its tax returns in accordance with its interpretations of each jurisdiction’s tax laws and has established reserves for potential differences in interpretation of those laws. These reserves are recorded in deferred income taxes on the consolidated balance sheet. In the event that actual results are significantly different from those estimates, the Company’s provision for income taxes could be significantly impacted.

II. Results of Operations

THIRD QUARTER 2004 VERSUS THIRD QUARTER 2003 – CONSOLIDATED

Summary of Earnings

In the third quarter of 2004, the Company’s financial results reflected strong volumes in the Chemical and Supermetals Businesses, and increased contribution from the “excellence” initiative which the Company began last year to improve its overall operating performance. These favorable factors more than offset lower intermediate product sales in the Supermetals Business and a decline in carbon black variable margins.

The following table provides summary data of the Consolidated Statement of Operations:

	Three Months Ended
	June 30,
(In millions, except per share data)	2004	2003
Net sales and other operating revenues	$492	$468
Cost of sales	363	367

Gross Profit	$129	$101

Gross profit percentage	26%	22%

Selling and administrative expenses	$56	$82
Research and technical expenses	$13	$27
Other income and expense	$(5)	$(6)
Net Income	$42	$(5)
Income per common share:
Basic	$0.70	$(0.09)
Diluted	$0.62	$(0.09)

Certain Items and Discontinued Operations

Results for the third quarter of 2004 and 2003 included certain items and discontinued operations as follows:

	Three Months Ended
	June 30,
Certain Items (in millions):	2004	2003
Restructuring initiatives	$(1)	$(17)
Insurance recoveries	—	1
Reserve for respirator claims	—	(20)
In-process research and development	—	(14)

Total certain items pre-tax	(1)	(50)
Discontinued operations	1	4

Total certain items and discontinued operations pre-tax	—	(46)

Total certain items and discontinued operations after tax	$—	$(34)

Certain charges for the third quarter of 2004 and 2003 are recorded in the consolidated statement of operations as follows:

	Three Months Ended
	June 30,
Certain Items (in millions, except per share data):	2004	2003
Statement of Operations Line Item
Cost of sales	$(1)	$(9)
Selling and administrative expenses	—	(27)
Research and technical expenses	—	(14)

Total certain items pre-tax	$(1)	$(50)

Certain items per common share after tax	($0.01)	($0.62)

Net Sales and Gross Profit

In the third quarter of 2004, consolidated net sales increased 5% from the same quarter in the prior year. This increase was primarily due to volume increases in the Chemical Business and favorable foreign currency translation, which offset the decrease in Supermetals’ intermediate product sales and lower pricing in the carbon black business. Gross profit as a percent of sales increased four percentage points, to 26%, due mainly to gross profit improvements in the Chemical and Supermetals Businesses and a decrease in certain charges.

Selling and Administrative Expense

Selling and administrative expense improved $26 million versus the same quarter in 2003, which included certain items of $27 million related to reserves for respirator claims and the Company’s European restructuring. Savings from the “excellence” initiative, a program implemented in early 2003 to improve Cabot’s overall operating performance, offset increases for annual salary adjustments and the impact of unfavorable foreign currency translation due to the strengthening of foreign currencies versus the dollar.

Research and Technical Expense

Research and technical expense decreased $14 million compared to the same period of last year, which included certain items of $14 million related to the 2003 write-off of in-process research and development associated with the purchase of Superior MicroPowders.

Interest Expense

Interest expense of $8 million for the third quarter of fiscal year 2004 was slightly higher than the third quarter last year as a result of the refinancing in September 2003 of the Company’s $175 million note payable, which is mostly fixed rate after the effect of interest rate swap arrangements. This increase in interest expense in the current quarter mainly represents the higher fixed rates of the current debt versus the lower variable rate debt associated with this period in 2003.

Effective Tax Rate

The $13 million provision for income tax expense for the third quarter of 2004 includes a reduction of tax reserves of approximately $2 million primarily associated with the resolution of certain tax audits and the expiration of the statutes of limitations on certain tax years. This resulted in an effective tax rate for the third quarter of 2004 of 23%. The effective tax rate in the same period of last year was 43% (representing a tax benefit on quarterly loss) due to the tax effects associated with $50 million of certain items recorded during the quarter. The Company expects the 2004 annual tax rate on continuing operations to be 25%.

The Company operates in over 25 countries and is routinely audited by the relevant Federal, state and local tax authorities. Several of the current tax audits are at advanced stages of the audit or appeals process and should reach resolution within the next three to four quarters. This may result in an adjustment to designated tax reserves.

Net Income

Net income for the third quarter of fiscal 2004 was $42 million ($0.62 per diluted common share) compared to a loss of $5 million ($0.09 per diluted common share) in the same quarter a year ago. The third quarter of fiscal 2003 results contained $34 million of after tax charges ($0.57 per diluted common share) from certain items and discontinued operations. Net income increased $47 million from the same period last year due primarily to an increase in gross profit and a decline in certain items, partly offset by a higher income tax provision.

THIRD QUARTER 2004 VERSUS THIRD QUARTER 2003 – BY BUSINESS SEGMENT

Net Sales by Business Segment

	Three Months Ended
	June 30,
(In millions)	2004	2003
Business Segment
Chemical Business	$398	$366
Supermetals Business	86	92
Specialty Fluids	4	6

Segment Sales	$488	$464

Profit (Loss) by Business Segment

	Three Months Ended
	June 30,
(In millions)	2004	2003
Business Segment
Chemical Business	$45	$30
Supermetals Business	18	14
Specialty Fluids	—	(1)

Total Segment Profit	$63	$43

Chemical Business

Sales increased 9%, from $366 million in the third quarter of fiscal 2003 to $398 million in the third quarter of fiscal 2004. Carbon black sales, which comprise the majority of sales in the Chemical Business, increased 8% due to higher volumes and positive currency translation that more than offset a decline in carbon black contract related prices that have quarterly feedstock adjustments. The volume increase was evident in all market segments and regions, particularly in China and South America. Fumed metal oxides’ sales increased 20%, due to higher volumes and market segment mix. Inkjet colorants business sales increased 28% due to continued growth in original equipment manufacturer (OEM) and after-market sectors.

Segment profit increased 50% from the third quarter of fiscal 2003. Carbon black contributed $10 million to the segment’s $15 million profit improvement due to stronger volumes, lower feedstock and controllable costs, and positive currency translation of foreign earnings. These favorable factors offset the variable margin decline due to lower contract prices and lower manufacturing cost absorption related to lower inventory levels. Fumed metal oxides’ profit was $3 million higher than the same quarter of the prior year, primarily due to improved volumes, market segment mix, and lower controllable costs, which were partially offset by lower manufacturing cost absorption related to lower inventory levels. Inkjet profits more than doubled from the prior year on higher sales volumes. Aerogel costs declined $1 million from the same quarter last year due mainly to timing of operating costs.

During the quarter, the carbon black business entered into an additional long-term carbon black supply agreement with an existing major tire customer that expands the geographic scope of its contracted supply arrangements with that customer.

Supermetals Business

Sales decreased 7%, from $92 million in the third quarter of fiscal 2003 to $86 million in the third quarter of fiscal 2004. The lower sales were due primarily to less intermediate product sales following the expiration of certain contracted sales at the end of the last fiscal year. This decline was partially offset by stronger tantalum powder volume.

Segment profit increased 29%, to $18 million, in the third quarter of 2004, as compared to $14 million in 2003, primarily due to the increase in tantalum powder volume and lower overall operating costs. These favorable factors offset the impact of unfavorable currency translation of foreign earnings and $15 million of profit from contracted intermediate product sales that occurred in the third quarter of 2003.

In accordance with the terms of one of its two long-term tantalum ore supply agreements with Sons of Gwalia, in August 2003, the Supermetals business provided notice of exercise of its option to renew that supply agreement, commencing January 1, 2006. Since that time, as contemplated by the supply agreement, the parties have been in discussions concerning certain of the terms of renewal, which continue. The agreement provides that in the event the parties are unable to reach an agreement concerning such terms, either party may submit the matter to arbitration. Because arbitration proceedings are typically lengthy, in July 2004, Sons of Gwalia submitted a Request for Arbitration to the London Court of International Arbitration. The parties have continued, and expect to continue, their negotiations during this process.

Separately, Cabot elected not to extend its second long-term supply agreement with Sons of Gwalia beyond December 31, 2005, its current expiration date. Cabot will continue to purchase tantalum ore under the terms of its existing contracts with Sons of Gwalia.

In July 2004, the Supermetals business entered into an amendment of its current long-term tantalum supply agreement with EPCOS AG for the supply of capacitor grade tantalum powders, which, among other things, extended the term of the supply contract through 2009.

Specialty Fluids Business

Sales declined $2 million, from $6 million in the third quarter of fiscal 2003 to $4 million in the third quarter of fiscal 2004. This decrease was due to the timing of completion of jobs, which was partially offset by the increase in rental revenue recognized in the quarter. Although some revenue from the five active jobs was recognized this quarter, the majority of the revenue will be recognized when the jobs are completed, which is expected to occur in the fourth quarter.

Segment profit improved $1 million compared to the same period of last year due to the increased number of on-going jobs that recorded rental revenue.

NINE MONTHS 2004 VERSUS NINE MONTHS 2003 – CONSOLIDATED

Summary of Earnings

In the first nine months of 2004, the Company’s financial results reflected strong volumes in the Chemical and Specialty Fluids Businesses, and cost improvements from the “excellence” initiative which the Company began implementing last year to improve its overall operating performance. These favorable factors more than offset lower intermediate product sales in the Supermetals Business and a decline in carbon black variable margins.

The following table provides summary data of the Consolidated Statement of Operations:

	Nine Months Ended
	June 30,
(In millions, except per share data)	2004	2003
Net sales and other operating revenues	$1,438	$1,344
Cost of sales	1,071	998

Gross Profit	$367	$346

Gross profit percentage	26%	26%
Selling and administrative expenses	$165	$191
Research and technical expenses	$39	$51
Other income (expense)	$(21)	$(42)
Net Income	$108	$52
Income per common share:
Basic	$1.78	$0.84
Diluted	$1.57	$0.74

Certain Items and Discontinued Operations

Results for the nine months of 2004 and 2003 included certain items and discontinued operations as follows:

	Nine Months Ended
	June 30,
Certain Items (in millions):	2004	2003
Restructuring initiatives	$(4)	$(18)
Investment impairment charges	—	(22)
Insurance recoveries	—	2
Reserve for respirator claims	—	(20)
In-process research and development	—	(14)
Other non-operating items	(1)	—

Total certain items pre-tax	(5)	(72)
Discontinued operations	1	4

Total certain items and discontinued operations pre-tax	(4)	(68)

Total certain items and discontinued operations after tax	$(3)	$(48)

Certain charges for the nine months of 2004 and 2003 are recorded in the consolidated statement of operations as follows:

	Nine Months Ended
	June 30,
Certain Items (in millions, except per share data):	2004	2003
Statement of Operations Line Item
Cost of Sales	$(3)	$(9)
Selling and administrative expenses	(1)	(27)
Research and technical expenses	—	(14)
Other income and expense	(1)	(22)

Total certain items pre-tax	$(5)	$(72)

Certain items per common share after tax	($0.06)	($0.73)

Net Sales and Gross Profit

In the first nine months of 2004, consolidated net sales increased 7% from the same period of the prior year. This increase was due to volume increases in the Chemical and Specialty Fluids Businesses and favorable foreign currency translation, which offset the decrease in Supermetals’ intermediate product sales and lower pricing in the carbon black business. Gross profit as a percent of sales was similar to last year, largely due to improved Chemical Business gross profit, which offset the lower Supermetals’ gross profit.

Selling and Administrative Expense

Selling and administrative expense declined $26 million versus the nine months of 2003, which included $27 million of certain items related to reserves for respirator claims and the Company’s European restructuring. Savings from the “excellence” initiative offset the following increases: 1) normal salary adjustments; 2) legal spending associated with civil antitrust suits relating to the Company’s carbon black business; 3) the impact of unfavorable foreign currency translation due to the strengthening of foreign currencies versus the dollar; and 4) consulting fees to assist in internal control documentation associated with the Company’s Sarbanes-Oxley compliance.

Research and Technical Expense

Research and technical expense decreased $12 million from the first nine months of 2003, which included $14 million of certain items related to the write-off of in-process research and development associated with the purchase of Superior MicroPowders. During fiscal year 2004, there has been an increase in research and development spending in the inkjet colorants business to support OEM and after-market development programs.

Interest Expense

Interest expense of $23 million for the nine months of fiscal year 2004 was $2 million higher than the same period last year as a result of the refinancing in September 2003 of the Company’s $175 million note payable, which is mostly fixed rate after the effect of interest rate swap arrangements. This increase in interest expense in the current period mainly represents the higher fixed rates of the current debt versus the lower variable rate debt associated with this period in 2003.

Other Income and Expense

Other expense was $3 million for the first nine months of 2004, largely due to current year charges related to currency translation. This expense was a decrease of $21 million compared to the same period last year, which included $22 million for the impairment of two investments.

Effective Tax Rate

The $34 million provision for income tax expense for the nine months of 2004 reflects an effective tax rate of 24%, an increase of six percentage points from the same period last year. This increase in the effective tax rate reflects the prior year tax effect associated with certain items and the impact of other fixed dollar tax savings on higher earnings. The Company expects the 2004 annual tax rate on continuing operations to be 25%.

The Company operates in over 25 countries and is routinely audited by the relevant Federal, state and local tax authorities. Several of the current tax audits are at advanced stages of the audit or appeals process and should reach resolution within the next three to four quarters. This may result in an adjustment to designated tax reserves.

Net Income

Net income for the nine months of fiscal 2004 was $108 million ($1.57 per diluted common share) compared to $52 million of net income ($0.74 per diluted common share) in the same period a year ago. The first nine months of fiscal 2004 results contained $3 million of after tax charges ($0.05 per diluted common share) from certain items and discontinued operations, while the results for the first nine months of 2003 contained $48 million of after tax charges ($0.69 per diluted common share) from certain items and discontinued operations. Net income increased $56 million due primarily to higher gross profits and a decline in certain items, partly offset by a higher income tax provision.

NINE MONTHS 2004 VERSUS NINE MONTHS 2003 – BY BUSINESS SEGMENT

Net Sales by Business Segment

	Nine Months Ended
	June 30,
(In millions)	2004	2003
Business Segment
Chemical Business	$1,148	$1,028
Supermetals Business	258	294
Specialty Fluids	14	11

Segment Sales	$1,420	$1,333

Profit (Loss) by Business Segment

	Nine Months Ended
	June 30,
(In millions)	2004	2003
Business Segment
Chemical Business	$115	$76
Supermetals Business	55	82
Specialty Fluids	1	(2)

Total Segment Profit	$171	$156

Chemical Business

Sales increased 12%, from $1,028 million in the first nine months of fiscal 2003 to $1,148 million in the same period of fiscal 2004. Carbon black sales, which comprise the majority of sales in the Chemical Business, increased 11% due to higher volumes and positive currency translation that more than offset a decline in carbon black contract related prices. The volume increase was evident in all regions and market segments. Fumed metal oxides’ sales increased 16%, primarily due to strong demand in all market segments. Inkjet colorants business sales increased 39% due to continued growth in OEM and after-market sectors.

Segment profit increased 51% from the first nine months of fiscal 2003. Carbon black contributed $29 million to the segment’s $39 million profit improvement due to stronger volumes, lower controllable costs, and positive currency translation of foreign earnings, which more than offset the variable margin decline due to lower contract prices and higher feedstock costs. Fumed metal oxides’ profit was $9 million higher than the same period last year, largely due to improved volumes, lower costs driven by “excellence” initiatives and lower administrative costs, which were partially offset by lower manufacturing cost absorption due to decreased inventory levels. Inkjet profits increased 84% from the prior year due to significantly higher sales, which were partially offset by higher operating costs related to development programs and increased R&D costs. Aerogel costs have increased slightly compared to the same period last year due mainly to unfavorable currency translation of foreign costs.

Supermetals Business

Sales decreased 12%, from $294 million in the first nine months of fiscal 2003 to $258 million in the same period of fiscal 2004. The lower sales were due primarily to lower intermediate product sales following the expiration of certain contracted sales at the end of the last fiscal year. This resulting gross profit decline was partially offset by stronger overall market demand.

Segment profit declined 33% to $55 million in the first nine months of 2004, as compared to $82 million in 2003, primarily due to the decrease in intermediate product sales. This decline was partially offset by lower operating costs and improved market demand, principally in tantalum powder.

Specialty Fluids Business

Sales increased $3 million, from $11 million in the first nine months of fiscal 2003 to $14 million in the first nine months of fiscal 2004. The sales increase was primarily driven by higher activity associated with the Statoil supply agreement.

Segment profit of $1 million, represents a $3 million increase from the first nine months of 2003. This profit increase was primarily a result of the higher volumes.

III. Cash Flow and Liquidity

As of June 30, 2004, Cabot has $185 million in cash compared with $247 million at September 30, 2003. The decrease in cash is attributable to the Company’s purchase during the quarter of $65 million of highly rated securities that are classified as short-term investments and other long-term investments on the consolidated balance sheet.

Overview of Cash Flow

During the first nine months of fiscal 2004, cash provided by operating activities totaled $153 million compared to $159 million for the same period last year. The cash provided by operating activities in the first nine months of fiscal 2004 primarily resulted from net income before non-cash compensation and depreciation, which is offset by increases in receivables, prepayments and inventory. The increase in receivables is consistent with increased sales company-wide. The increase in prepayments is primarily related to a payment of $10 million for a tax assessment that is being appealed in a foreign jurisdiction. The cash provided by operating activities in the first nine months of fiscal 2003 is related to net income before non-cash compensation, depreciation and the impairment of investments, which is offset by increases in receivables and inventory.

Cash used for investing activities was $136 million in the first nine months of fiscal 2004 as compared to $93 million used for the same period last year. The increase in cash used for investing activities primarily relates to the purchase of $65 million of highly rated available-for-sale investments used to improve yields. Since the end of the quarter, in July 2004, the Company purchased an additional $29 million of short-term highly rated available-for-sale investments.

Capital spending on property, plant and equipment for the first nine months of fiscal 2004 was $66 million compared to $76 million in the first nine months of fiscal 2003. The majority of capital spending related to routine plant operating capital projects. Capital expenditures for fiscal 2004 are expected to be approximately $130 million and include expenditures for replacement projects, plant expansions, and the completion of projects started in fiscal 2003.

Cash used for financing activities was $80 million in the first nine months of fiscal 2004 compared to $50 million used during the same period last year. The increase in cash used for financing activities primarily relates to the purchase of Cabot common stock during the first nine months of fiscal 2004 for $52 million compared to $19 million during the same period last year and a $0.02 per share increase in the quarterly dividend rate that resulted in an increase of $4 million in dividends on Cabot’s common stock. During the second quarter of fiscal 2004, Cabot repaid $15 million of medium term notes. Since the end of the quarter, in July 2004, the Company repaid $22 million of medium term notes that matured in the month. The fiscal 2004 increase in short-term debt of $10 million primarily relates to increased working capital needs in Asia. During the first half of fiscal 2003, Cabot refinanced the yen based debt it assumed in its February 2002 acquisition of Cabot Supermetals Japan.

Significant Contingencies

As of June 30, 2004, the Company has a $24 million reserve for environmental matters related to remediation costs at various environmental sites. These sites are primarily associated with businesses divested in prior years. The Company anticipates that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Cabot also has a $20 million reserve for respirator claims as of June 30, 2004, and has various other litigation costs, including defense costs associated with the pending antitrust actions and lawsuits filed against the Company arising in the ordinary course of its business and in respect of its divested businesses. Due to the uncertain nature and timing of litigation proceedings, it is difficult to predict the timing of their cash flows.

Restructuring

At June 30, 2004, Cabot has a restructuring reserve of $10 million for severance and asset retirement obligations from the fiscal 2003 European and North American restructuring plans. An additional $6 million of severance related restructuring charges is anticipated to be incurred under these plans. The existing restructuring reserve and the additional charges are expected to be paid during the next nine to twelve months.

Details of the activity of the restructuring reserve for the three months ended June 30, 2004 are as follows:

	Reserve at			Reserve at
	March 31,			June 30,
(Dollars in millions)	2004	Charges	Cash Paid	2004
Severance and employee benefits	9	1	(4)	6
Asset retirement obligations	5	—	(1)	4

Total	14	1	(5)	10

Details of the activity of the restructuring reserve during the nine months ended June 30, 2004 are as follows:

	Reserve at			Reserve at
	September 30,			June 30,
(Dollars in millions)	2003	Charges	Cash Paid	2004
Severance and employee benefits	12	4	(10)	6
Asset retirement obligations	7	—	(3)	4

Total	19	4	(13)	10

The restructuring charges related to severance and employee benefits for the involuntary employment termination benefits at various European locations for 9 employees during the third quarter of fiscal 2004 and 36 employees during the first nine months of fiscal 2004. Additional information regarding the Company’s restructuring activities is included in Note I to the Consolidated Financial Statements.

Cash Requirements

The Company anticipates an increase in its capital expenditures program in fiscal year 2005 to take advantage of opportunities to add production capacity in China and other rapidly growing regions of the world.

The Company’s primary source of short-term liquidity will be existing cash balances, short-term investments, cash flows from operations and existing financing arrangements, including an unused line of credit of $250 million. Management believes that the Company’s financial resources will adequately meet the Company’s business requirements for the next twelve months and the foreseeable future beyond the next twelve months, including planned expenditures for the improvement or expansion of the Company’s manufacturing capacity and working capital requirements.

IV. Recent Accounting Pronouncements

In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) was passed by the United States Congress. The Act will be effective January 1, 2006 and provides Medicare government subsidies for employers that sponsor retiree medical programs for prescription drugs for former employees. Under FASB Staff Position Paper (“FSP”) 106-1 issued in January 2004, Cabot elected to defer recognition of this Act until the FASB issued final guidance. That guidance was issued in May 2004 in FSP106-2, which is effective for Cabot in the fourth quarter of fiscal 2004. Cabot is in the process of assessing the impact of the Act on the consolidated financial statements.

In December 2003, the FASB released a revised version of Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and did change guidance in many other areas. Some of the differences between FIN 46 and FIN 46R include, among others, (i) the addition of a scope exception for certain entities that meet the definition of a business provided that specified criteria are met, (ii) the addition of a scope exception in situations whereby an enterprise is unable to obtain certain information pertaining to the entity to comply with FIN 46R, and (iii) the addition of a list of events that require reconsideration of whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity, rather than stating the general principle with examples that had previously been provided. Additionally, FIN 46R incorporates the guidance found in the eight final Staff Position Papers that were issued as of the release of FIN 46R. All entities created after January 31, 2003 have been and will continue to be analyzed under FIN 46. FIN 46R was implemented in the second quarter of fiscal 2004, as it relates to all non-special purpose entities created prior to February 1, 2003 and had no impact on the Company’s consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended June 30, 2004 does not differ materially from that discussed under Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

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

Part II. Other Information

Item 1. Legal Proceedings

A subsidiary of Cabot has exposure in connection with a safety respiratory products business it acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. As more fully described in the Company’s

Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (the “2003 10-K”), the subsidiary’s respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of June 30, 2004, there were approximately 90,000 claimants in pending cases asserting claims against AO in connection with respiratory products. In fiscal year 2003, the Company retained the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading expert, to assist it in calculating the subsidiary’s estimated share of liability with respect to then-existing and future respirator liability claims. Based on the HR&A estimates, Cabot recorded a $20 million reserve during the third quarter of fiscal year 2003 to cover the subsidiary’s share of liability for then-existing and future respirator liability claims.

On July 29, 2002, AVX Corporation commenced an action against the Company in the United States District Court for the District of Massachusetts. The complaint involved a tantalum supply agreement between the Company and AVX, one of the Company’s tantalum customers, and alleged unfair and deceptive trade practices, breach of contract and other related matters. This action was dismissed on procedural grounds during fiscal year 2003. In connection with the dismissal, the Company filed an action against AVX in the Business Litigation Section of the Superior Court of Massachusetts seeking declaratory judgment as to the validity of the supply agreement, as well as a declaration that Cabot is not in breach of an alleged prior agreement, and that Cabot did not engage in unfair and deceptive trade practices. In June 2004, the Court granted Cabot’s partial summary judgment motion regarding these matters. On March 8, 2004, AVX filed another action against Cabot in the United States District Court for the District of Massachusetts. This complaint alleges that Cabot violated the federal antitrust laws in connection with the tantalum supply agreement between AVX and Cabot by tying the purchase of one type of tantalum product by AVX to the purchase of other types. In the complaint, AVX seeks monetary damages in an unspecified amount. During the quarter, Cabot filed a motion for summary judgement on this action. AVX continues to purchase product in accordance with the terms of its contract during the dispute.

Cabot is a party to several actions pending in state and federal court in connection with its discontinued beryllium operations. As described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, during the last several years, several individuals who have resided or worked for many years in the immediate vicinity of Cabot’s former beryllium facility located in Reading, Pennsylvania have brought suits against Cabot and NGK Metals, Inc. (which purchased a portion of Cabot’s former beryllium business in 1986), for personal injury allegedly caused by beryllium particle emissions produced at that facility. Ten such cases are currently pending in the Court of Common Pleas of Philadelphia County in Pennsylvania, and two similar cases remain pending on appeal in the Federal Court of Appeals for the 3rd Circuit. Since October 2003, approximately 50 individuals have asserted claims for medical monitoring now pending in numerous Pennsylvania state court actions. These plaintiffs allege contact with beryllium in various ways, including residence or employment in the area surrounding the Reading facility, employment at the Reading facility or contact with individuals who worked at the Reading facility. Discovery is underway in these cases. The Company believes it has valid defenses to the beryllium actions and will assert them vigorously in the various venues in which claims have been asserted.

In July 2004, Sons of Gwalia Ltd. filed a Request for Arbitration with the London Court of International Arbitration seeking arbitration between Sons of Gwalia and the Company to determine certain of the terms under a recently renewed long-term supply agreement between the parties for the purchase of tantalum ore by the Company.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below provides information with respect to purchases by the Company of shares of its common stock during the third fiscal quarter of 2004.

ISSUER PURCHASES OF EQUITY SECURITIES (shares in thousands)

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased	per Share	or Programs	Programs *
April 1, 2004 –
April 30, 2004	—	—	—	1,915
May 1, 2004 –
May 31, 2004	409 **	$32.95	184	4,793
June 1, 2004 –
June 30, 2004	478	$37.03	478	4,315

Total	887		662

* On May 10, 2002, the Company announced that the Board of Directors authorized an increase in its then-existing share repurchase authorization from 10 million shares to up to 12.6 million shares. On May 14, 2004, the Company announced the Board of Director’s action terminating the May 2002 share repurchase authorization with respect to any shares still available for purchase under that authorization, and separately authorizing the purchase of up to 5 million shares of the Company’s common stock.

In March 2004, the Board of Directors authorized the Company to repurchase shares of common stock awarded to participants in the Company’s 2001 Long-Term Equity Incentive Program, with the maximum number of shares purchased from each participant to be based on the tax and loan repayment liabilities arising from the vesting of such shares in May 2004, and at a purchase price equal to the closing price of the Company’s common stock as reported on the New York Stock Exchange Composite Transactions on the date of vesting. The authorization to repurchase these shares is separate from the Company’s then-existing authorization to repurchase up to 12.6 million shares of its common stock. Because the number of shares to be purchased cannot be determined until the shares vest, they are not included in this column. In May 2004, the Company purchased approximately 202,000 shares of common stock pursuant to this authorization.

** Includes an aggregate of 225,000 shares purchased by the Company in May 2004 from employees to cover (i) withholding taxes due upon the vesting of restricted stock in May 2004 under the Company’s 2001 Long-Term Equity Incentive Program, (ii) withholding taxes due upon the vesting in May 2004 of certain shares of restricted stock awarded in May 2000 under the Company’s Equity Incentive Plans, and (iii) withholding taxes due upon the vesting in May 2004 of certain gifted shares of restricted stock.

Item 6. Exhibits and Reports on Form 8-K

(a)	EXHIBITS

The following Exhibits are filed herewith:

1.	Exhibit 31.1 — Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2.	Exhibit 31.2 — Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

3.	Exhibit 32 — Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	REPORTS ON FORM 8-K

The registrant furnished the following current report on Form 8-K during the fiscal quarter ended June 30, 2004:

1.	On April 28, 2004, the registrant furnished a current report on Form 8-K dated April 27, 2004, that included the text of its press release announcing its operating results for the fiscal quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: August 12, 2004	By:	/s/ John A. Shaw
John A. Shaw
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: August 12, 2004	By:	/s/ David J. Elliott
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