Form 10-K
period 2004-09-30
CABOT CORP
filed 2004-12-14
CIK 16040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

or

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

(617) 345-0100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $1.00 par value per share Preferred Stock Purchase Rights	Boston Stock Exchange New York Stock Exchange Pacific Exchange

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑          No ☐

      As of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2004), the aggregate market value of the Registrant’s common stock held by non-affiliates was approximately $1,936,254,454. As of December 1, 2004, there were 63,064,692 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this annual report on Form 10-K.

PART I

Item 1.	Business

General

      Cabot’s business was founded in 1882 and incorporated in the State of Delaware in 1960. Cabot is a global specialty chemicals and performance materials company headquartered in Boston, Massachusetts. Our principal products are carbon black, fumed metal oxides, inkjet colorants, tantalum and related products, and cesium formate drilling fluids. Cabot and its affiliates have manufacturing facilities in the United States and more than 20 other countries.

      The terms “Cabot”, “Company”, “we”, and “our” as used in this Report refer to Cabot Corporation and its consolidated subsidiaries.

      The description of Cabot’s businesses is as of September 30, 2004, unless otherwise noted. We are organized into three reportable segments: the Chemical Business, the Supermetals Business and the Specialty Fluids Business. These businesses are discussed in more detail later in this section. Financial information about our business segments and geographic areas appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below (“MD&A”), and in Note X of the Notes to our Consolidated Financial Statements in Item 8 below.

      Our business strategy includes optimizing our core businesses and investing the cash and intellectual resources they generate in developing new businesses. In 2004, we focused on expanding our carbon black and fumed metal oxides manufacturing capacity in emerging markets, negotiating new tantalum supply contractual arrangements with two of our tantalum customers, and growing our inkjet colorants, Specialty Fluids and other new businesses. Our business highlights for 2004 included the following:

Chemical Business

Carbon Black

•	Construction of an additional manufacturing unit at Shanghai Cabot Chemical Company Ltd.’s carbon black plant in Shanghai was completed. Shanghai Cabot Chemical Company Ltd. is a joint venture between Cabot and Shanghai Coking & Chemical Company.

•	In November 2004 we expanded our relationship with Shanghai Coking and entered into a joint venture for the construction and operation of a new carbon black plant in Tianjin, China, the first production unit of which is expected to be operational by calender year 2006.

•	We began construction of a new carbon black unit at our facility in Maua, Brazil, which we expect to become operational in late calendar year 2005.

•	We entered into an additional long-term supply contract with an existing major tire customer that expands the geographic scope of our contracted supply arrangements with that customer.

Fumed Metal Oxides

•	We entered into a joint venture with Bluestar New Chemical Materials Co., Ltd., an entity within the China National Bluestar Group, to manufacture fumed silica in China. Construction of the plant is scheduled to begin in the spring of 2005 and expected to be completed in early calendar year 2006.

•	We entered into a new long-term fumed silica supply contract with an existing microelectronics customer, which replaced an existing long-term supply contract with that customer.

Inkjet Colorants

•	We began shipment of our pigment-based ink dispersions in commercial quantity to an additional original equipment manufacturer.

Supermetals Business

•	We entered into amendments of our long-term supply agreements with KEMET Corporation and EPCOS A.G. for the supply of capacitor grade tantalum powders through 2009.

•	We exercised our option to renew one of our two long-term tantalum ore supply contracts with Sons of Gwalia, beginning January 1, 2006. Performance under this contract is secured by a charge we hold over the tantalum mine that is the source of our supply.

Specialty Fluids Business

•	The business completed a greater number of, and larger sized, jobs in the year than in prior years, which led to strong growth in both volumes and profits for the year.

Other Developments

      As part of our strategy, we also seek to control costs and optimize capacity. In 2003, we implemented an “excellence” initiative to improve our overall operating performance. We achieved our targeted cost savings from this initiative during fiscal year 2004. In connection with the excellence initiative, in May 2003, we began a restructuring of certain of our European operations aimed at reducing costs, enhancing customer service and improving competitiveness. The restructuring initiatives are all related to the Chemical Business segment and included the closure of our carbon black manufacturing facility in Zierbena, Spain; the consolidation of administrative activities for all European businesses in one shared service center; the implementation of a consistent staffing model for all manufacturing facilities in Europe; and the discontinuance of two energy projects. We expect these restructuring initiatives to result in pre-tax charges to earnings of approximately $63 million. As of September 30, 2004, the Company has recorded $52 million of these charges, and expects to record an additional $2 million over the next six to nine months. At September 30, 2004, $9 million of foreign currency translation adjustments have been recorded and will be recognized upon the substantial liquidation of our Spanish entity. In addition, in the fourth quarter of fiscal year 2003, the Company implemented a reduction in workforce in North America to reduce costs. This initiative resulted in a pre-tax charge to earnings of $5 million in that year for involuntary terminations of 88 employees at facilities throughout North America, of which $4 million related to the Chemical Business and $1 million related to the Supermetals Business.

      In August 2004, Sons of Gwalia appointed Voluntary Administrators under the Australia Corporations Act. As a result, we recorded an impairment charge in the fourth fiscal quarter for our remaining equity investment in Sons of Gwalia.

      In October 2004, we announced that we intend to close our carbon black manufacturing facility in Altona, Australia. The decision to close the facility was driven by a number of factors. In particular, the Company’s raw materials supplier indicated to us that they would cease supply in September 2005. In addition, Australia’s domestic carbon black market is in decline. The Company expects that the closure plan will result in an after-tax charge to earnings of approximately $12 million over the next two years. The closure, which is subject to certain statutory consultation processes, is planned to occur in early October 2005.

      During the fiscal year ended September 30, 2004, we repurchased approximately 1.7 million shares of our common stock, $1.00 par value per share (the “Common Stock”) (not including forfeitures), for approximately $54 million in the aggregate, principally to offset a similar number of shares issued during the year under our employee incentive compensation programs.

      Additional information regarding significant events affecting Cabot during its fiscal year ended September 30, 2004 is set forth in the MD&A section.

SEC and Corporate Governance Matters

      Our internet address is www.cabot-corp.com. We make available free of charge on or through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission (the “SEC”). Copies of our Corporate Governance Guidelines, charters of the Committees of the Board of Directors and our Global Ethics and Compliance Standards are available on our website and may be obtained in print by writing to the attention of Corporate Secretary, Cabot Corporation, Two Seaport Lane, Boston, MA 02210.

Chemical Business

      The Chemical Business is principally comprised of the carbon black, fumed metal oxides, inkjet colorants and aerogels product lines. In addition, certain of our new business development activities, including those associated with Superior MicroPowders, are conducted in the Chemical Business reporting segment. The businesses within the Chemical Business share regional administrative services and, in certain cases, sales organizations. The amount of sales for each product line for each of the last three fiscal years is set forth in the following table:

	Years Ended September 30,

	2004	2003	2002

(Dollars in millions)
Carbon Black	1,290	1,158	1,023
Fumed Metal Oxides	221	190	179
Inkjet Colorants	31	22	14
Aerogels, Superior MicroPowders and Other	4	1	1

Carbon Black

      We manufacture and sell carbon black. Carbon black is a form of elemental carbon, which is manufactured in a highly controlled process to produce particles and aggregates of varied structure and surface chemistry, resulting in many different performance characteristics for a wide variety of applications. Carbon black is widely used to enhance the physical, electrical and optical properties of the systems and applications in which it is incorporated. Our carbon black products are used in tires, industrial products and high performance applications. Carbon blacks are used in the tire industry as a rubber reinforcing agent and a performance additive. Carbon blacks are used in industrial products in applications such as hoses, belts, extruded profiles and molded goods. In fiscal year 2000, we combined our plastics business with our special blacks business to form our performance products business group (“PPBG”). PPBG manufactures specialized grades of carbon black, which are used to enhance conductivity and static charge control, to provide UV protection, to enhance mechanical properties, to provide chemical flexibility through surface treatment and as pigments. These products are used in a wide variety of industries such as inks, coatings, cables, pipes, toners and electronics. PPBG also produces and markets black and white thermoplastic concentrates and specialty compounds and markets carbon black to the plastics industry.

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

      Because many of our carbon black products are used in products associated with the automotive industry, our financial results may be affected by the cyclical nature of the automotive industry. However, a large portion of the market for our products is in replacement tires and other parts that are less subject to automobile industry cycles. Under appropriate circumstances, we have pursued a strategy of entering into long-term supply contracts (those with a term longer than one year) designed to provide our customers with a secure supply of carbon black and reduce the volatility in our carbon black volumes and margins caused, in part, by automotive industry cycles. We currently have long-term carbon black supply contracts (those with a remaining term longer than one year), including two contracts with a major tire customer (one for the supply of carbon black in North America and one for the supply of carbon black outside North America) and one contract with another major tire customer for the global supply of carbon black. In fiscal year 2004, approximately 35% of the volume of carbon black sold by Cabot was sold under long-term contracts in effect during the fiscal year.

      We are one of the leading manufacturers of carbon black in the world, with an estimated one-quarter of the worldwide production capacity. We compete in the manufacture of carbon black primarily with Columbian Chemicals Company (a division of Phelps Dodge Corporation) and Degussa AG, both of which have a global presence, and with at least 20 other companies in various regional markets in which we operate. As many of our carbon black customers move their manufacturing operations to emerging, lower cost regions, we too are moving some of our operations to those regions. In this regard, we completed expansion of a carbon black plant in Shanghai, which is operated by Shanghai Cabot Chemical Company Ltd. (our joint venture with Shanghai Coking & Chemical Company), and began constructing a new carbon black unit at our plant in Maua, Brazil. In addition, in November 2004 we expanded our relationship with Shanghai Coking and entered into a joint venture for the construction and operation of a new carbon black plant in Tianjin, China, the first production unit of which is expected to be operational by early calendar year 2006.

      We own and operate carbon black production plants in Argentina, Australia, Brazil, Canada, China, Colombia, the Czech Republic, the United Kingdom, France, India, Indonesia, Italy, The Netherlands, and the United States. Our affiliates own carbon black plants in Japan, Malaysia, Mexico and Venezuela. Some of the plants listed above are built on leased land (see “Properties” below). Headquarters for our carbon black business are located in Boston, Massachusetts, with regional headquarters in Alpharetta, Georgia (North America), São Paulo, Brazil (South America), Suresnes, France and Leuven, Belgium (Europe) and Kuala Lumpur, Malaysia (Asia Pacific).

      The principal raw material used in the manufacture of carbon black is a portion of the residual heavy oils derived from petroleum refining operations and from the distillation of coal tars and the production of ethylene throughout the world. Natural gas is also used in the production of carbon black. While the lack of availability of raw materials has not been a significant factor for our carbon black business, we may experience some difficulty obtaining low sulfur feedstock at an acceptable cost for our European operations in the event the proposed Best Available Techniques Reference Documents, which are commonly referred to as “BREF-Notes,” are adopted. The proposed BREF Note for the European carbon black industry, which is described more fully under “Safety, Health and Environment” below, calls for a reduction in annual average sulfur content in carbon black feedstock to 0.5%. Raw material costs are influenced by the cost and availability of oil worldwide, the availability of various types of carbon black oils and related transportation costs.

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

      Management continues to support carbon black new product development initiatives that have significant customer involvement or sponsorship. Management also supports process research and development initiatives that can lead to greater production optimization.

Fumed Metal Oxides

      We manufacture and sell fumed metal oxides, including fumed silica and fumed alumina and dispersions thereof, under various trademarks. Fumed silica is an ultra-fine, high-purity particle used as a reinforcing, thickening, abrasive, thixotropic, suspending or anti-caking agent in a wide variety of products produced for the automotive, construction, microelectronics, and consumer products industries. These products include adhesives, sealants, cosmetics, inks, silicone rubber, coatings, polishing slurries and pharmaceuticals. Fumed alumina is also an ultra-fine, high purity particle used as an abrasive, absorbant or barrier agent in a variety of products, such as inkjet media, lighting, coatings and cosmetics.

      The headquarters for our fumed metal oxides business are located in Billerica, Massachusetts. This business has two North American fumed metal oxides manufacturing plants, which are located in Tuscola, Illinois and Midland, Michigan. We also own manufacturing plants in Wales and Germany. In addition, a joint venture owned 50% by the Company and 50% by an Indian entity owns a plant in India, which began operations in the spring of 1998. As part of our market development and capacity expansion plans in China, the Company entered into a joint venture in February 2004 with Bluestar New Chemical Materials Co., Ltd. to manufacture fumed silica in China. Cabot owns 90% of the venture. Cabot Bluestar Chemical Company will invest approximately US $30 million to build China’s first world scale fumed silica manufacturing facility, which will be located near Nanchang, in Jiangxi province. Construction of the facility is scheduled to begin in the spring of 2005 and is expected to be completed in early calendar year 2006.

      Raw materials for the production of fumed silica are various chlorosilane feedstocks. The feedstocks are either purchased or converted to product on a fee-basis (so called “toll conversion”) for owners of the feedstock. We also purchase aluminum chloride as feedstock for the production of fumed alumina. We have long-term procurement contracts or arrangements in place for the purchase of feedstock for this business, which we believe will enable us to meet our raw material requirements for the foreseeable future. In addition, we buy some raw materials in the spot market to help ensure flexibility and minimize costs.

      We currently supply fumed metal oxides to two of our customers pursuant to long-term contracts. These contracts accounted for approximately 59% of the volume of fumed metal oxides sold by the Company in fiscal year 2004. In addition, sales of fumed metal oxides products are made by Cabot employees and through distributors and sales representatives. There are four principal producers of fumed silica in the world. We believe we are the leading producer and seller of this chemical in the United States and second worldwide.

Inkjet Colorants

      Inkjet colorants are pigment-based black and other colorants that are designed to replace traditional pigment dispersions and dyes used in inkjet printing applications. Products produced by Cabot’s inkjet colorants business target various printing markets, including home and office printers, wide format printers, and commercial and industrial printing applications. Our black colorants have become integral components in several inkjet printing systems introduced to the market since 1998. We commercialized color pigments during fiscal year 2002. Sales are made by Cabot employees and through distributors and sales representatives. The headquarters of our inkjet colorants business are located in Billerica, Massachusetts. Raw materials for the inkjet colorants business include carbon black, as well as other products that are available from various sources. We believe that all raw materials for this business are in adequate supply. Competitive products are organic dyes and other treated carbon black technologies manufactured and marketed by large chemical companies and small independent producers.

Aerogels

      Cabot’s aerogels, which are marketed under the Nanogel® trademark, are hydrophobic silica particles with potential uses in a variety of thermal and acoustic insulation applications. During 2002, the aerogels business completed construction of a new semi-works facility located in Frankfurt, Germany. Since then, substantial attention has been paid to refining the unique and patented manufacturing process at the semi-works facility to improve production rates and quality yield to permit manufacturing at the facility’s intended capacity. The headquarters for the business are located in Billerica, Massachusetts. The principal raw materials for the production of aerogels are silica sol or sodium silicate and trimethyl-chloro-silane, which we believe are in adequate supply.

      The first commercial shipment of Cabot’s Nanogel® product occurred in December 2002. To date, the product has been incorporated into the skylight, window and wall system products of six leaders in the daylighting segment of the construction industry. Because this business uses a new chemical process in its manufacturing, there is the risk that expected capacity output at the semi-works facility may be delayed or not achieved or that future full-scale manufacturing is not possible. There is also the risk that products targeted for new applications or markets do not gain market acceptance or that there is insufficient market size to support the business.

Superior MicroPowders

      In May 2003, we purchased the assets of Superior MicroPowders (now Cabot Superior MicroPowders (“CSMP”)), a development-stage enterprise with multiple technology platforms and core competencies in advanced powder manufacturing across a wide range of materials and the related materials chemistry. During 2004, we focused on integrating the CSMP acquisition and positioning CSMP for success in key market and technology development focus areas. Its principal areas of commercial focus are in particle development for applications in the energy materials and printed electronic and display materials markets. We also expect CSMP to provide our other businesses with technology support to develop new technologies that complement existing markets and provide opportunities for new business growth.

Supermetals Business

      Through Cabot Supermetals, formerly Cabot Performance Materials, we produce tantalum, niobium (columbium) and their alloys. Tantalum, which accounts for substantially all of this business’s sales, is produced in various forms including powder and wire for electronic capacitors. Tantalum and niobium and their alloys are also produced in wrought form for non-electronic applications such as the production of superalloys and chemical process equipment, and for various other industrial and aerospace applications.

      The headquarters for Cabot Supermetals are located in Boston, Massachusetts. We operate manufacturing facilities for this business in Boyertown, Pennsylvania and Kawahigashi-machi, Fukushima-ken, Japan. We obtain the majority of our raw materials in the form of tantalum ore from the mine we own in Manitoba, Canada and from mines in Australia owned by Sons of Gwalia. We purchase a significant portion of the ore we need under two long-term supply contracts with Sons of Gwalia. During the fiscal year we exercised our option to renew one of these contracts, commencing January 1, 2006. Although the contract contains provisions for determining the price at which we will purchase ore, the application of those provisions is still being negotiated with Sons of Gwalia. Because the parties had not reached agreement as to the application of those provisions, pursuant to the terms of the contract, in July of this year Sons of Gwalia filed a Request for Arbitration with the London Court of International Arbitration seeking arbitration between the Company and Sons of Gwalia to determine the price of the ore. Negotiations between the parties, however, continue. Separately, we elected not to extend our second long-term supply contract with Sons of Gwalia beyond December 31, 2005, the current expiration date. On August 29, 2004, Voluntary Administrators were appointed by Sons of Gwalia under the Australian Corporations Act after it was unable to negotiate a standstill agreement with its creditors. Sons of Gwalia continues to supply tantalum ore to us under our long-term supply contracts, performance under which is secured by charges we hold on the mines that are the source of our supply. Furthermore, we have significant amounts of tantalum ore inventory on hand. Accordingly, management does not anticipate any disruption to our supply of tantalum products.

      Many of our tantalum products are used in products for the electronics industry, which is cyclical in nature. We have long-term contracts for the supply of tantalum powder and wire with four customers, which are designed to provide our customers with a secure supply of such products and to mitigate volatility in our tantalum volumes caused by cycles in the electronics industry. These contracts accounted for approximately 68% of the volume of finished powder and wire sold by Cabot Supermetals in fiscal year 2004. In addition to sales made under long-term contracts, sales in the United States are made by Cabot employees, with export sales to Europe handled by Cabot employees and independent European sales representatives. Sales in Japan and other parts of Asia are handled primarily through Cabot employees and distributors. We currently have two principal competitors in our tantalum and niobium business. We believe that we are the leading producer of electronic grade tantalum powder products, with competitors having greater production in some other product lines.

      In addition, Cabot Supermetals sells tantalum products to the thin films market. For a number of years, Cabot Supermetals has provided the starting metals (high-purity grade tantalum powders, plates and ingots) used to manufacture tantalum sputtering targets for use in thin film applications, including semiconductors, optics, magnetics and flat panel displays. In August of 2003, we began construction of a manufacturing facility in Etna, Ohio for the manufacture of tantalum sputtering targets. While the facility is being built, Cabot uses subcontracted services to manufacture sputtering targets. Once the facility is fully operational, which is scheduled for the first half of calendar year 2005, we plan to manufacture complete sputtering target assemblies using the Etna facility in combination with subcontracted services.

      In fiscal year 2003, Cabot Supermetals ended its business development efforts with respect to barium titanate.

Specialty Fluids Business

      Our Specialty Fluids Business produces and markets cesium formate as a drilling and completion fluid for use primarily in high pressure and high temperature oil and gas well operations. Cesium formate products are solids-free, high-density fluids that have a low viscosity, permitting them to flow readily in oil and gas wells. The fluid is resistant to high temperatures, minimizes damage to producing reservoirs and is readily biodegradable. Formate fluids, which were introduced to the market in the mid-1990s, are a relatively small but growing part of the fluids market and compete mainly with traditional drilling fluid technologies. Cabot has fluid on location at its facilities in Aberdeen, Scotland, and in Bergen and Kristiansund, Norway for use in the North Sea, and in The Woodlands, Texas for use in the Gulf of Mexico. To date, cesium formate has been used successfully in 87 oil and gas well completions and drill-in applications. In 2003, we entered into an agreement with a major energy service company to provide a supply of cesium formate fluids for both reservoir drilling and completion activities on two large gas and condensate field projects in the Norwegian Continental Shelf being developed and operated by Statoil.

      The Specialty Fluids Business has its headquarters in Aberdeen, Scotland, and has a mine and a cesium formate manufacturing facility in Manitoba, Canada. We make cesium formate sales directly to oil and gas operating companies and through oil field service companies. We generally rent cesium formate to our customers for use in drilling operations on a short-term basis. After completion of a job, the customer returns the fluid to Cabot, and it is reprocessed for use in subsequent well operations. Any of the fluid that is lost during use and not returned to Cabot is paid for by the customer. The rates to be charged to the customer for the daily rental of the product and for the product that is lost are negotiated and agreed to prior to the beginning of the job. The revenue for product lost is not finalized until the product has been returned to Cabot and the necessary analysis has been performed and accepted by the customer. Generally, we invoice customers for both the rental revenue and the lost product once the final analysis has been performed after completion of a job. Ordinarily, approximately 15% of the cesium formate used in an operation is lost. As discussed in Note A of the Notes to our Consolidated Financial Statements, in the second quarter of fiscal 2004, the accounting treatment for the rental of cesium formate was changed from recording revenue at the end of the rental period to recording the rental revenue throughout the rental period.

      The principal raw material used in this business is pollucite ore, which we obtain from the Company’s mine in Manitoba. We have an adequate supply of this cesium-rich ore, owning approximately 82% of the world’s known pollucite reserves. Because each job for which cesium formate is used requires a large volume of the product, the Specialty Fluids Business must carry a large supply. Our Specialty Fluids Business also markets fine cesium chemicals to various industrial chemical companies. Sales of those products are made either by Cabot employees or sales representatives.

Discontinued Businesses

      As reported in our Form 8-K filed with the SEC on October 3, 2000, in September 2000 we sold all of our liquefied natural gas (LNG) business. We also completed the initial public offering of approximately 20% of our microelectronics materials business, conducted by Cabot Microelectronics Corporation, in the third quarter of fiscal year 2000. The offering was followed by a distribution of Cabot’s remaining shares of Cabot

Microelectronics Corporation common stock to Cabot shareholders. The distribution was completed on September 29, 2000 and was also reported in our Form 8-K filed with the SEC on October 3, 2000. During fiscal years 2003 and 2002, we recorded insurance recovery proceeds related to these and other discontinued businesses.

Patents and Trademarks

      We own and are a licensee of various patents, which expire at various times, covering many of our products, as well as processes and product uses. Although the products made and sold under these patents and licenses are important to Cabot, the loss of any particular patent or license would not materially affect our business, taken as a whole. We sell our products under a variety of trademarks, the loss of any one of which would not materially affect our businesses, taken as a whole.

Backlog

      The Company’s businesses are generally not seasonal in nature, although they typically experience some decline in European and North American sales in the fourth fiscal quarter due to summer plant shutdowns and in Asia Pacific sales in the second fiscal quarter because of the Chinese New Year. In general, no significant lead-time between order and delivery exists in any of our business segments and management does not use backlog information in managing our business. As a result, we do not consider that the dollar amount of backlog orders believed to be firm as of any particular date is material for an understanding of our business.

Customers

      Five major tire and rubber customers, one silicones customer, three capacitor materials customers and one microelectronics customer represent a material portion of the total net sales and operating revenues of the Company’s businesses. The loss of any one or more of our important customers could affect our business taken as a whole. One of our five tire and rubber customers is The Goodyear Tire and Rubber Company (“Goodyear”). In fiscal year 2004, sales to Goodyear by the Company’s Chemical Business amounted to 11% of the Company’s consolidated revenues. We did not have sales during the fiscal year to any other customer in an amount equal to or greater than 10% of the Company’s consolidated revenues for the year.

Competition

      Competition in the Company’s businesses is based on price, service, quality, product performance, technical innovation, and proximity to our customers. Competitive conditions also necessitate carrying an inventory of raw materials and finished goods in order to meet customers’ needs for prompt delivery of products.

Employees

      As of September 30, 2004, we had approximately 4,300 employees. Some of our employees in the United States and abroad are covered by collective bargaining or similar agreements. We believe that our relations with our employees are satisfactory.

Research and Development

      Cabot develops new and improved products and processes and greater operating efficiencies through Company-sponsored research and technical service activities, including those initiated in response to customer requests. Our expenditures for such activities are shown in the Consolidated Statements of Income.

Safety, Health and Environment

      The Company has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the “Superfund law”) and comparable state statutes with respect to several sites primarily associated with our divested businesses. (See “Legal Proceedings” below.) During the next several years, as remediation of various environmental sites is carried out, we expect to spend a significant portion of our $20 million environmental reserve for costs associated with such remediation. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Adjustments are made to the reserve based on our continuing analysis of our share of costs likely to be incurred at each site. Inherent uncertainties exist in these estimates due to unknown conditions at the various sites, changing governmental regulations and legal standards regarding liability, and changing technologies for handling site investigation and remediation. While the reserve represents our best estimate of the costs we expect to incur, no assurance can be given that the actual costs to investigate and remediate these sites will not exceed the amounts accrued in the environmental reserve. While it is always possible that an unusual event may occur with respect to a given site and have a material adverse effect on the results of operations in a particular period, in light of the environmental reserve, we do not believe that the cost relating to these sites, in the aggregate, are likely to have a material adverse effect on our financial condition. It is possible that we may also incur future costs relating to sites that are not currently known to us or as to which it is currently not possible to make an estimate.

      The Company’s ongoing operations are subject to extensive federal, state, local, and foreign laws, regulations, rules, and ordinances relating to safety, health, and environmental matters (“SH&E Requirements”). We have expended considerable sums to construct, maintain, operate, and improve facilities for safety, health and environmental protection and to comply with SH&E Requirements. We spent approximately $15 million in environmentally related capital expenditures at existing facilities in fiscal year 2004 and anticipate spending approximately $18 million for such costs in fiscal year 2005. Part of this spending will relate to costs necessary to comply with the new carbon black emissions standards under the Generic Maximum Achievable Control Technology standards applicable to carbon black production, as described more fully below.

      In recognition of the importance of SH&E Requirements to the Company, in February 1990, our Board of Directors established a Safety, Health, and Environmental Affairs Committee. The Committee, which is comprised of six non-employee directors and generally meets three times a year, provides oversight and guidance in respect of the Company’s safety, health and environmental management programs and performance. In particular, the Committee reviews the Company’s environmental reserve, risk assessment and management processes, environmental and safety audit reports, performance metrics, performance as benchmarked against industry peer groups, assessed fines or penalties, site security and safety issues, health and environmental training initiatives, and SH&E budget and capital expenditures, and consults with the Company’s outside and internal advisors regarding management of the Company’s safety, health and environmental programs.

      The operation of any chemical manufacturing business as well as the sale and distribution of chemical products involve risks under SH&E Requirements, many of which provide for substantial monetary fines and criminal sanctions for violations. The production and/or processing of carbon black, fumed metal oxides, tantalum, niobium, aerogels and other chemicals involve the handling, manufacture or use of certain substances or components that may be considered toxic or hazardous within the meaning of applicable SH&E Requirements, and certain operations have the potential to cause environmental or other damage as well as injury or death to employees or third parties. We could incur significant expenditures in connection with such operational risks. We believe that our ongoing operations comply with current SH&E Requirements in a manner that should not materially affect our earnings or cash flow in an adverse manner. There can be no assurance, however, that significant costs or liabilities will not be incurred with respect to SH&E Requirements and our operations. Moreover, we are not able to predict whether future changes or developments in SH&E Requirements will affect our earnings or cash flow in a materially adverse manner.

      In 1996, the International Agency for Research on Cancer (“IARC”) revised its evaluation of carbon black from Group 3 (insufficient evidence to make a determination regarding carcinogenicity) to Group 2B (known animal carcinogen, possible human carcinogen), based solely on results of studies of female rat responses to the inhalation of carbon black. We have communicated this change in IARC’s evaluation of carbon black to our customers and employees and have made changes to our material safety data sheets and elsewhere, as appropriate. We anticipate that IARC will review the classification of carbon black regarding carcinogenicity over the next two years, and as a result, it is possible that IARC could change the classification of carbon black from possible human carcinogen to probable human carcinogen. In the event that IARC does change the classification of carbon black to probable human carcinogen (Group 2A), this change would impose additional labeling and other hazard communication requirements on the Company. We are not able to predict what other impacts would be associated with reclassification of carbon black to Group 2A. It is possible that such a reclassification could lead customers to evaluate possible substitutes to the use of carbon black in their products and it could lead regulators to consider changing the occupational exposure limits for carbon black. We continue to believe that the available evidence, taken as a whole, indicates that carbon black is not carcinogenic to humans, and does not present a health hazard when handled in accordance with good housekeeping and safe workplace practices as described in our material safety data sheets.

      In October 1999, the California Office of Environmental Health Hazard Assessment (“OEHHA”) published a Notice of Intent to add “carbon black (airborne particles of respirable size)” to its list of chemicals known to the State to cause cancer promulgated pursuant to the California Safe Drinking Water and Toxic Enforcement Act, commonly referred to as Proposition 65. OEHHA stated it was taking this action in light of IARC’s 1996 reclassification of carbon black. Proposition 65 requires businesses to give warnings to individuals before they knowingly or intentionally expose them to chemicals subject to its requirements, and it prohibits businesses from knowingly discharging or releasing the chemicals into water or onto land where they could contaminate drinking water. In February 2003, OEHHA published a notice adding “carbon black (airborne, unbound particles of respirable size)” to the Proposition 65 list. We worked with the International Carbon Black Association (“ICBA”), as well as various customers and carbon black user groups, to ensure compliance with the requirements associated with the Proposition 65 listing of carbon black, which became effective in February 2004.

      In April 2002, The Netherlands published the “Dutch Notes on BAT for the Carbon Black Industry” to support the identification of Best Available Techniques (“BAT”) for the European carbon black industry pursuant to European Union (“EU”) Directive 96/61/ EEC. BAT Reference Documents, so-called BREF Notes, are being prepared by various EU member countries under the supervision of the Integrated Pollution Prevention and Control Bureau (the “IPPC Bureau”). The Netherlands has taken initial responsibility for preparing a BREF Note for the carbon black manufacturing industry. The proposed Dutch BREF Note for the carbon black industry calls for an annual average sulfur content in carbon black feedstock of 0.5% to control sulfur dioxide emissions. If adopted, this could have significant financial effects on the carbon black industry, including the Company, and could cause the Company to experience difficulty obtaining low sulfur feedstock at an acceptable cost for its European operations. The ICBA has proposed a 1.5% annual average. The Dutch BREF Note proposal will be taken up for further review by the IPPC Bureau’s Technical Working Group in 2005. It is possible that the final BREF Note may provide for a range of acceptable sulfur content between 0.5% to 1.5%, with the exact percentage to be determined by the individual member countries. We are not able to predict whether this regulatory development in the EU will affect our earnings or cash flow in a materially adverse manner.

      The European Commission (“EC”) has been working with the European tire industry on a proposal to restrict the marketing and use of certain polycyclic hydrocarbons (“PAHs”) in extender oils and tires. This proposal to amend European Union Directive 76/769/ EC would prohibit the use of extender oils containing high levels of eight PAHs classified as carcinogenic according to the EC in tires beginning January 1, 2009. The proposal’s objective is to reduce the emission of tire debris that contains carcinogens into the environment to an acceptable level. The EC is now considering whether to extend this proposal to all potential sources of PAHs in tires. On behalf of the EC, the German environmental authorities (BMU/ UBA) have contacted the carbon black industry seeking information on the PAH content of tread grade carbon blacks. PAHs adsorbed to carbon blacks have been shown by scientific studies dating back to the mid-1980’s to be tightly bound to the carbon black particle surface and not bioavailable. This notwithstanding, we are working with the ICBA member companies and the German authorities to respond to the data request.

      On May 15, 2002, the United States Environmental Protection Agency (“EPA”) signed the final rule amending the Generic Maximum Achievable Control Technology (“MACT”) standards to add National Emissions Standards for Hazardous Air Pollutants (“NESHAP”) for the carbon black production source category (“Carbon Black MACT”) as required under Title III of the Clean Air Act Amendments of 1990. This new rule was published in the Federal Register on July 12, 2002 and will become effective for carbon black plants located in the United States on July 12, 2005. EPA has identified hazardous air pollutants (“HAPs”) associated with the production of carbon black. The Carbon Black MACT requires 98% elimination of HAPs emissions from process vents on facility main unit filters. This is generally accomplished by combusting the tail gas vented from these filters. We estimate that we may be required to expend as much as $10 million in capital improvements to comply with the Carbon Black MACT in connection with three of our carbon black facilities located in the United States. We have been granted a one-year extension by the Department of Environmental Protection’s West Virginia Division of Air Quality (“DAQ”) to comply with the new Carbon Black MACT at our Ohio River facility in Waverly, West Virginia. The December 2004 Consent Order between the Company and DAQ provides that the Ohio River facility will be in compliance with the Carbon Black MACT by July 12, 2006.

      Since the terrorist attacks on September 11, 2001, various U.S. agencies and international bodies have adopted new requirements that impose increased security requirements on certain manufacturing and industrial facilities and locations. The new security-related requirements involve the preparation of security assessments and security plans in some cases, and in other cases the registration of certain facilities with specified governmental authorities. We are closely monitoring all security related regulatory developments and believe we are in compliance with all existing requirements. Compliance with such requirements is not expected to have a material adverse effect on our operations.

Financial Information About Segments, Foreign and Domestic Operations and Export Sales

      Segment financial data are set forth in the Continuing Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and in Note X of the Notes to the Company’s Consolidated Financial Statements, which appear in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2004. A significant portion of our revenues and operating profits is derived from overseas operations. The profitability of our segments is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. (See the Geographic Information portion of Note X for further information relating to sales and long-lived assets by geographic area and Management’s Discussion and Analysis of Financial Condition and Results of Operations.) Currency fluctuations and nationalization and expropriation of assets are risks inherent in international operations. We have taken steps we deem prudent in our international operations to diversify and otherwise to protect against these risks, including the use of foreign currency financial instruments to reduce the risk associated with changes in the value of certain foreign currencies compared to the U.S. dollar. (See the Risk Management discussion contained in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A below, and Note V of the Notes to the Company’s Consolidated Financial Statements, which appears in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2004.)

Item 2.	Properties

      Cabot’s corporate headquarters are in leased office space in Boston, Massachusetts. We also own or lease office, manufacturing, storage, distribution, marketing, and research and development facilities in the United States and in foreign countries. The locations of our principal manufacturing and/or administrative facilities are set forth in the table below. Unless otherwise indicated, all the properties are owned.

Business Using Facility

	Carbon						Specialty
Location	Black	FMO	Inkjet	Aerogels	CSMP	Supermetals	Fluids

USA and Canada
Alpharetta, GA*(1)	X	X	X	X	X
Tuscola, IL		X	X
Centerville, LA	X
Ville Platte, LA	X
Billerica, MA	X	X	X	X
Haverill, MA			X
Midland, MI		X
Albuquerque, NM*					X
Columbus, OH*						X
Etna, OH						X
Boyertown, PA						X
Pampa, TX	X
The Woodlands, TX*							X
Waverly, WV	X
Lac du Bonnet, Manitoba**						X	X
Sarnia, Ontario	X
Europe
Loncin, Belgium	X
Leuven, Belgium*(1)	X	X	X	X
Pepinster, Belgium	X
Valmez, Czech Republic**	X
Dukinfield, England	X
Stanlow, England	X	X	X
Berre, France	X
Port Jerome, France**	X
Suresnes, France*	X
Frankfurt, Germany*				X
Hanau, Germany	X	X
Rheinfelden, Germany		X
Grigno, Italy	X
Ravenna, Italy	X
Bergen, Norway*							X
Aberdeen, Scotland*							X
Botlek, The Netherlands**	X
Leiden, The Netherlands**	X
Barry, Wales*		X

(1)	Shared Service Center for the Chemical Business.

*	Leased premises.

**	Building is owned by Cabot, but land is leased.

	Carbon						Specialty
Location	Black	FMO	Inkjet	Aerogels	CSMP	Supermetals	Fluids

Asia Pacific
Altona, Australia	X
Hong Kong, China**	X
Shanghai*	X	X
Shanghai** (plant)	X
Maharashtra, India**	X
Mumbai, India*	X
Cilegon, Indonesia**	X
Jarkarta, Indonesia*	X
Merak, Indonesia	X
Kawahigashi-machi, Japan**						X
Tokyo, Japan*		X	X			X
Kuala Lumpur, Malaysia*(1)	X	X
South America
Campana, Argentina	X
Maua, Brazil	X
Sao Paulo, Brazil(1)*	X	X	X
Cartagena, Colombia	X

(1)	Shared Service Center for the Chemical Business.

*	Leased premises.

**	Building is owned by Cabot, but land is leased.

      Cabot also holds a 50% interest in a joint venture that manufacturers fumed silica at a facility in Chennai, India and the ownership interests set forth below in carbon black manufacturing facilities at the following locations:

Percentage
Location	Interest

Shimonoseki and Ichihara, Japan	50%
Port Dickson, Malaysia	49%
Valencia, Venezuela	41%
Tampico, Mexico	40%

      Cabot conducts research and development for its various businesses primarily at facilities in Billerica, MA; Albuquerque, NM; Columbus, OH; Pampa, TX; Pepinster, Belgium; Hong Kong, China; Frankfurt, Germany; and Port Dickson, Malaysia.

      Cabot’s manufacturing plants, together with announced capacity expansion plans, will generally have sufficient production capacity to meet the Company’s current requirements and expected near-term growth. These plants are generally well maintained, in good operating condition, and suitable and adequate for their use. Cabot’s administrative offices and other facilities are generally suitable and adequate for their intended purposes.

Item 3.	Legal Proceedings

      The Company is a defendant in various lawsuits and environmental proceedings wherein substantial amounts are claimed. The following is a description of the significant proceedings pending as of September 30, 2004, unless otherwise specified.

Environmental Proceedings

      In 1986, Cabot sold a manufacturing facility in Reading, Pennsylvania to NGK Metals, Inc. (“NGK”). In doing so, Cabot agreed to share with NGK the costs of certain environmental remediation of the Reading plant site. After the sale, the EPA issued an order to NGK requiring it to address soil and groundwater contamination at the site. Remediation activities at the Reading property are ongoing and we are contributing to the costs associated with certain of those activities pursuant to the cost-sharing agreement with NGK.

      During the summer of 1998, Cabot joined a group of companies in forming the Ashtabula River Cooperative Group (“ARCG”), which collectively agreed on an allocation for funding private party shares of a public/private partnership (the Ashtabula River Partnership (the “ARP”)), established to conduct navigational dredging and environmental restoration of the Ashtabula River (the “River”) in Ashtabula, Ohio. The ARP expects to obtain additional funding from the federal government for the project under either the Water Resources Development Act (“WRDA”) or the Great Lakes Legacy Act (“GLLA”). In September 1999, the ARP issued a Comprehensive Management Plan (“CMP”) which placed an initial estimate of $42 million on the project. An updated cost estimate for the project of approximately $48 million was released in 2002 by the U.S. Army Corps of Engineers as part of the WRDA process. Under the statutory formula available for funding this project under WRDA, approximately 65% of the project’s cost is to be borne by the federal government, leaving approximately 35% of the cost for non-federal participants. The State of Ohio has pledged a contribution of $7 million to the project, which will reduce the cost to be borne by the non-federal participants. The ARCG expects to be asked to bear a substantial percentage of the remaining costs, of which Cabot expects to have a significant share. In addition, the ARCG has received a notice of claim for natural resource damages related to the River and the amount of that claim remains to be negotiated with the Natural Resource Trustees.

      Cabot is working with the Pennsylvania Department of Environmental Protection (“DEP”) on a draft Consent Order and Agreement to address our compliance with a new wastewater discharge permit at our Boyertown, Pennsylvania facility and the construction and operation of a new wastewater treatment facility at that location. The Final Consent Order and Agreement will likely include a civil penalty against Cabot to resolve both past and ongoing non-compliance with certain permit limits pending completion of the new wastewater treatment facility in 2007. Although the exact amount of that penalty has not yet been determined, it is not expected to be material in amount.

      Cabot is the holder of a Nuclear Regulatory Commission (“NRC”) license for certain slag waste material deposited on industrial property on Tulpehocken Street in Reading, Pennsylvania in the late 1960s by a predecessor of Cabot that had leased a portion of the site to process tin slags. The slag material contains low levels of uranium and thorium, thus subjecting it to NRC jurisdiction. We have prepared a site decommissioning plan for the slag material which concludes that the levels of radioactivity in the slag are low enough that the material can be safely left in place and still meet NRC requirements for license termination without restrictions. Our decommissioning plan proposing this in-place remedy was filed with the NRC in August 1998. The City of Reading and the Reading Redevelopment Authority (the “RRA”) filed requests for a hearing with the NRC concerning Cabot’s decommissioning plan, alleging various deficiencies with the plan. In October 2000, we reached an agreement with the City of Reading and the RRA to settle their claims. In July 2002, the Pennsylvania Department of Environmental Protection (“DEP”) submitted comments to the NRC opposing our proposed decommissioning plan. We continue to work with the NRC to obtain approval of the decommissioning plan.

      The EPA has completed an investigation of certain areas surrounding Cabot’s Boyertown, Pennsylvania facility. The investigation was prompted by media reports of complaints by area farmers of health impacts and damage to livestock and crops allegedly associated with emissions from the Boyertown facility. In a report dated November 2000, EPA stated that increased concentrations of some elements in environmental media at locations near the Boyertown site did not pose a health threat to the broad community necessitating a cleanup action by the EPA. The EPA report concluded that EPA could find no relationship between industrial emissions and reported poor farm production and animal health concerns. Two neighboring farmers brought an action against Cabot in September 2001 in a state court in Pennsylvania alleging damage to their farms over a multi-year period. Cabot removed the suit to federal court, the Eastern District of Pennsylvania, and moved for summary judgment on statute of limitations grounds. In May 2004, the Court granted the motion and dismissed all of the farmers’ claims to the extent they arose from Cabot’s activities prior to November 10, 1998. The farmers unilaterally dismissed their remaining claims in November 2004. The farmers filed an appeal of the limitations decision to the Third Circuit Court of Appeals in November 2004.

      In January 1999, the French Direction Régionale de L’Industrie, de la Réchérche et de L’Environnement (“DRIRE”) notified Cabot France S.A.S., a French subsidiary of Cabot, that the DRIRE was investigating groundwater pollution in the Montée des Pins area where Cabot France S.A.S.’s carbon black plant in Berre l’Etang, France is located. The DRIRE convened meetings of various industries in the area and asked them to work together on a study of area groundwater conditions. Ten companies, including Cabot France S.A.S., worked together to fund and undertake the initial study requested by the DRIRE. Based on the results of that study, a neighboring company, Shell Petrochimie Méditerranée, appears to be responsible for the existing groundwater contamination, including groundwater contamination under Cabot’s Berre facility. Cabot and the other companies are expecting Shell Oil to assume responsibility for remediating the groundwater conditions in the area. To date, Shell Petrochimie Méditerranée has only assumed partial responsibility for the groundwater contamination. The DRIRE has not yet taken a position on what level of remediation, if any, may be required to address the groundwater conditions.

      In July 2004, lines securing a vessel chartered by Cabot’s subsidiary, Energy Transport Limited (“ETL”), came loose during a storm while the vessel was unloading carbon black feedstock for Cabot (Malaysia) Sdn. Bhd. at its off-shore mooring in Port Dickson, Malaysia. As a result, the flexible hose unloading the feedstock to an undersea pipeline was severed and approximately 60 metric tons of petroleum feedstock was released to the sea. The appropriate governmental authorities were notified and recovery efforts were carried out. In addition, Cabot Malaysia conducted ongoing surveillance of the surrounding area to confirm no adverse shoreline impacts associated with the spill. Cabot Malaysia’s ultimate response costs and expenses relating to this spill, after insurance, are not expected to have a material adverse affect on the Company’s operations. In addition, Cabot Malaysia and ETL instituted cost recovery litigation in Singapore against the vessel owner responsible for the spill.

      Cabot has received various requests for information and notifications that it may be a PRP at several other Superfund sites.

      As of September 30, 2004, approximately $20 million was reserved for environmental matters by the Company. This amount represents our current best estimate of costs likely to be incurred for remediation based on our analysis of the extent of cleanup required, alternative cleanup methods available, abilities of other responsible parties to contribute and our interpretation of laws and regulations applicable to each site described above.

Other Proceedings

Respirator Liabilities

      We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (1) AO’s insurance coverage for the period prior to the 1990 acquisition, and (2) a former owner’s indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982. Generally, these respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of respirators that are claimed to have been negligently designed or labeled.

      Neither Cabot, nor its past or present subsidiaries, at any time manufactured asbestos or asbestos-containing products. Moreover, not every person with exposure to asbestos giving rise to an asbestos claim used a form of respiratory protection. At no time did this respiratory product line represent a significant portion of the respirator market. In addition, other parties, including AO, AO’s insurers, and another former owner and its insurers (collectively, the “Payor Group”), are responsible for significant portions of the costs of these liabilities, leaving Cabot’s subsidiary with a portion of the liability in only some of the pending cases.

      The subsidiary disposed of the business in July 1995 by transferring it to a newly-formed joint venture called Aearo Corporation (“Aearo”) and retained an equity interest in Aearo. Cabot agreed to have the subsidiary retain liabilities allocable to respirators used prior to the 1995 transaction so long as Aearo pays Cabot an annual fee of $400,000. Aearo can discontinue payment of the fee at any time, in which case it will assume the responsibility for and indemnify us against the liabilities allocable to respirators manufactured and used prior to the 1995 transaction. We have no liability in connection with any products manufactured by Aearo after 1995. Between July 1995 and September 30, 2001, our total costs and payments in connection with these respirator liabilities did not exceed the total amounts received from Aearo. Since September 30, 2001, our total costs and payments in connection with these liabilities have exceeded the amount we have received from Aearo because of the significant increase in claims filed against AO beginning in calendar year 2001. In August 2003, Cabot and its subsidiary sold all of the subsidiary’s equity interest in Aearo for approximately $35 million. This sale did not alter the arrangements described above.

      As of December 31, 2002, there were approximately 50,000 claimants in pending cases asserting claims against AO in connection with respiratory products. As of September 30, 2003 and 2004 there were approximately 87,000 and 91,000 claimants, respectively. A large portion of the new claims served during 2003 were filed in Mississippi and appear to have been prompted by changes in Mississippi’s state procedural laws which caused claimants to file their claims prior to the effective date of these changes. Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use.

      In 2003, through our outside legal advisors, we retained the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm, to assist us in quantifying our estimated share of liability for pending and future respirator liability claims. The methodology developed by HR&A addresses the complexities surrounding our potential liability by making assumptions about future claimants with respect to periods of asbestos exposure and respirator use. Using those and other assumptions, HR&A estimated the number of future claims that would be filed and the related costs that would be incurred in resolving those claims. On this basis, HR&A then estimated the net present value of the share of these liabilities that reflected our period of direct manufacture and our actual contractual obligations assuming that all other members of the Payor Group meet their obligations. Based on the HR&A estimates, we recorded on a net present value basis a $20 million reserve during the third quarter of fiscal year 2003 to cover our estimated share of liability then pending and future respirator liability claims.

      In the fall of 2004, at our request HR&A updated its computation of our estimated liability for respirator matters. In doing so, HR&A generally used the same assumptions it had used previously but did add one additional payor to the Payor Group due to a change in certain circumstances. Based on HR&A’s revised estimates, we reduced our reserve for these matters to $18 million on a net present value basis (or $32 million on an undiscounted basis) during the fourth quarter of fiscal year 2004. It is important to note that in estimating our share of liability for these matters, we have excluded settlement data from the 2002 settlement of a large number of claims in Mississippi in estimating future claims values. This settlement data was excluded because the procedure by which claims values were established in that settlement was not in conformity with past practice. In this settlement, generally, the values paid for claims were established before the claims were actually asserted. As a result, payments made did not reflect substantial differences between the severity of claims. Including this data, therefore, would result in an unsupported increase in the projected settlement values for future cases involving non-malignant injury, which represent a significant majority of the pending and estimated future claims. However, had this settlement data been included in the estimation of future claim values our estimated liability for pending and future respirator claim payments would have been $29 million on a net present value basis or $49 million on an undiscounted basis.

      Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) significant changes in the average cost of resolving claims, (iii) significant changes in the legal costs of defending these claims, (iv) changes in the nature of claims received, (v) changes in the law and procedure applicable to these claims, (vi) the financial viability of members of the Payor Group, and (vii) a determination that our interpretation of the contractual obligations on which we have estimated our share of liability is inaccurate. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be higher than the reserved amount.

Carbon Black Antitrust Litigation

      In November 2002, European antitrust authorities initiated an investigation into possible price-fixing within the carbon black industry. As part of this investigation, European antitrust authorities reviewed documents at the Company’s offices in Suresnes, France, and United States authorities contacted Cabot’s Boston, Massachusetts headquarters. Neither Cabot nor any of its employees has been charged with any wrongdoing. These types of proceedings are typically lengthy, and we have no way to predict when there will be a resolution.

      During fiscal year 2003, the Company, Phelps Dodge Corporation, Columbian Chemicals Co., Degussa Engineered Carbons, LP, Degussa AG, and Degussa Corporation (referred to collectively as the “Defendants”), were named in fifteen antitrust lawsuits filed in several federal district courts. The complaints were filed by the plaintiffs on their own behalf and on behalf of all individuals or entities who purchased carbon black in the United States directly from the Defendants from approximately 1999 until the present (the “Period”) and allege that the Defendants conspired to fix, raise, maintain or stabilize prices for carbon black sold in the United States during the Period. The plaintiffs seek treble damages in an unspecified amount and attorneys’ fees. In August 2003, the pending federal cases were consolidated by a multi-jurisdictional panel and transferred to the federal court for the District of Massachusetts. Discovery is ongoing in these matters. The defendants have moved to dismiss the consolidated complaint on the grounds that it fails to state a claim. Plaintiffs have moved to certify the class or classes. Oral argument on these pending motions is scheduled to take place at the end of December, 2004. We believe that we have strong defenses to all of these claims, which we intend to assert vigorously.

      During fiscal years 2003 and 2004, the Company and certain other companies were named in nine actions filed in Superior Court of the State of California on behalf of a purported class of indirect purchasers of carbon black in the state of California from as early as November 1998 to the present. Each of these complaints assert violations under California law for conduct that is similar to what is alleged in the federal cases described above. The California actions also seek treble damages in an unspecified amount and attorneys’ fees. All nine pending actions have been consolidated in the Superior Court in the State of California (City and County of San Francisco). We believe that we have strong defenses to all of these claims, which we intend to assert vigorously. During fiscal year 2004, the Company and certain other companies were named in actions filed in state courts in the states of Florida, Kansas, Tennessee, South Dakota, North Carolina and New Jersey. These actions, like the California state court actions, purport to be on behalf of all indirect purchasers of carbon black in these respective states and assert claims arising under state law. They allege conduct that is similar to what is alleged in the federal complaints, and seek treble damages in an unspecified amount and attorneys’ fees. In March 2004, a state court in North Carolina granted defendants’ motion to dismiss the North Carolina action on the grounds that state law did not permit a state antitrust claim to be asserted by a purchaser of tires against ingredient suppliers to tire manufacturers. That decision is now on appeal. We believe that we have strong defenses to all of these claims, which we intend to assert vigorously.

Beryllium Claims

      Cabot is a party to several pending actions in connection with its discontinued beryllium operations. Cabot entered the beryllium industry through an acquisition in 1978. We ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of our former beryllium business was sold to NGK Metals, Inc. in 1986. During the last several years, several individuals who have resided or worked for many years in the immediate vicinity of our former beryllium facility located in Reading, Pennsylvania have brought suits against Cabot and NGK for personal injury allegedly caused by beryllium particle emissions produced at that facility. In one such action brought in federal court we prevailed on statute of limitations grounds, and that decision is pending on appeal before the Third Circuit Court of Appeals. Eight other personal injury claims against Cabot are pending in state court in Pennsylvania. In addition, in October 2004 one case was filed in state court in Ohio. Discovery is ongoing in those cases.

      Since October 2003, approximately 55 individuals have asserted claims for medical monitoring now pending in numerous Pennsylvania state court actions. The plaintiffs allege contact with beryllium in various ways, including residence or employment in the area surrounding the Reading facility, employment at the Reading facility or contact with individuals who worked at the Reading facility. Discovery is underway in these cases.

      There are also five beryllium product liability cases pending in state courts, four of which are pending in California and one of which is pending in Florida. The four California cases are all stayed by court order pending the testing of the plaintiffs for beryllium exposure. Discovery is ongoing in the Florida action. In addition, with respect to the two product liability cases previously pending in state court in New York, one was dismissed during the fiscal year and one was settled in November 2004.

      In 2000, individuals who reside within a 6-mile zone surrounding the Reading facility filed a purported class action in Pennsylvania state court seeking the creation of a trust fund to pay for the medical monitoring of the surrounding resident population. Class certification was denied and the plaintiffs have appealed.

      We believe that we have valid defenses to all of these beryllium actions and will assert them vigorously in the various venues in which claims have been asserted. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of these matters. Moreover, federal legislation that created a federally funded compensation scheme for beryllium workers injured or otherwise requiring medical screening or testing may well affect certain of these pending beryllium cases.

Other Matters

      On July 29, 2002, AVX Corporation commenced an action against us in the United States District Court for the District of Massachusetts. The complaint involved a tantalum supply agreement between Cabot and AVX, one of our tantalum supply customers, and alleged unfair and deceptive trade practices, breach of contract and other related matters. This action was dismissed during fiscal year 2003. In connection with the dismissal, we filed an action against AVX in the Business Litigation Section of the Superior Court of Massachusetts seeking declaratory judgment as to the validity of the supply agreement, as well as a declaration that we are not in breach of an alleged prior agreement, that Cabot did not engage in unfair and deceptive trade practices and other related matters. In October, 2003, we filed a motion for summary judgment as to all but one claim in dispute. In June 2004, the Court granted our partial summary judgment motion regarding these matters, leaving as the only remaining dispute whether some of the product supplied by Cabot under the supply agreement with AVX was in conformity with contract specifications. On March 8, 2004, AVX filed another action against us in the United States District Court for the District of Massachusetts. This complaint alleged that we violated the federal antitrust laws in connection with the tantalum supply agreement between Cabot and AVX by tying the purchase of one type of tantalum product by AVX to the purchase of other types. On November 17, 2004, the District Court granted Cabot’s motion to dismiss this complaint. AVX has appealed this ruling to the First Circuit Court of Appeals. AVX continues to purchase product in accordance with the terms of its contract during the dispute.

      In July 2004, Sons of Gwalia Ltd. filed a Request for Arbitration with the London Court of International Arbitration seeking arbitration between the Sons of Gwalia and us to determine the price at which we will purchase ore under a recently renewed long-term supply agreement between the parties for the purchase of tantalum ore by Cabot. Although the contract contains provisions for determining the price at which Cabot will purchase ore, Cabot and Sons of Gwalia are not in agreement as to the application of those provisions and Sons of Gwalia filed the Request for Arbitration pursuant to the terms of the contract. Negotiations between the parties, however, continue.

      We have various other lawsuits, claims and contingent liabilities arising in the ordinary course of our business, including a number of claims asserting premises liability for asbestos exposure, and in respect of our divested businesses. In our opinion, although final disposition of all of our suits and claims may impact our financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on our financial position. (See Note U of the Notes to our Consolidated Financial Statements, which appears in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2004.)

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Executive Officers of the Registrant

      Set forth below is certain information about Cabot’s executive officers. Ages are as of December 1, 2004.

      Kennett F. Burnes, age 61, is Cabot’s Chairman of the Board, President and Chief Executive Officer. Mr. Burnes joined Cabot in 1987 as Vice President and General Counsel. He was appointed Executive Vice President in October 1988, a position he held until 1995. Mr. Burnes was appointed President of Cabot in 1995 and Chairman of the Board and Chief Executive Officer in 2001. Mr. Burnes also served as Corporate Secretary in 1988 and as Chief Operating Officer from March 1996 until 2001.

      Dirk L. Blevi, age 55, is Executive Vice President and General Manager of the European region and a director of the Company. Mr. Blevi also has management oversight responsibilities for the aerogels business. Mr. Blevi joined Cabot in 1975 as Product Manager for Cabot’s plastics business, which is now part of PPBG. From 1975 to 1993, Mr. Blevi held a variety of management positions in the plastics group and in March 1993 became General Manager of that group. He was appointed Vice President of Cabot in February 1994, and Executive Vice President and a director in September 2004. Mr. Blevi has held his current position of General Manager of the European region since January 2000 and has exercised management oversight responsibilities for the aerogels business since early 2003.

      William J. Brady, age 43, is Executive Vice President and General Manager of Cabot’s carbon black business. Mr. Brady joined Cabot in 1986 as a salesperson for the special blacks business, which is now part of PPBG. From 1989 until 1996, Mr. Brady held a variety of special blacks-related management positions. Mr. Brady then served as Director of Corporate Planning from July 1996 to March 1997 when he was named General Manager of the special blacks business, a position he held until January 2000. Mr. Brady was also appointed Vice President of Cabot in March 1997. From January 2000 to July 2003, Mr. Brady served as General Manager of the fumed metal oxides business. Mr. Brady was appointed Executive Vice President in March 2003 and named General Manager of Cabot’s carbon black business in July 2003.

      John A. Shaw, age 56, is Executive Vice President and Chief Financial Officer, positions he has held since January 2002 when he joined Cabot. From 1998 to December 2001, Mr. Shaw worked at Dominion Resources, one of the nation’s largest producers of energy. There, Mr. Shaw first held the position of Chief Financial Officer of Virginia Power, a subsidiary of Dominion, and later was Senior Vice President of Financial Management of Dominion Resources.

      Brian A. Berube, age 42, is Vice President and General Counsel. Mr. Berube joined Cabot in 1994 as an attorney in Cabot’s law department and became Deputy General Counsel in June 2001. Mr. Berube was appointed Vice President in March 2002 at which time he was also named Business General Counsel. Mr. Berube has been General Counsel since March 2003.

      Eduardo E. Cordeiro, age 37, is Vice President and General Manager of Cabot’s fumed metal oxides business. Mr. Cordeiro joined Cabot in 1998 as Manager of Corporate Planning and served in that position until January 2000. Mr. Cordeiro was Director of Finance and Investor Relations from January 2000 to March 2002 and Corporate Controller from March 2002 to July 2003. Mr. Cordeiro was appointed Vice President in March 2003 and General Manager of the fumed metal oxides business in July 2003.

      Carol A. Flack, age 43, is Vice President and General Manager of Cabot’s Supermetals Business. Ms. Flack joined Cabot in December 2003 as Director of Corporate Planning, a position she held until March 2004 when she was appointed Vice President and General Manager of Supermetals. Prior to joining Cabot, Ms. Flack served as Vice President and General Manager at APW Ltd., a global electronics manufacturer, from August 1997 until June 2003.

      Paul J. Gormisky, 51, is Vice President and the head of Cabot’s Corporate Planning group. Mr. Gormisky joined Cabot in 1978 as a Senior Systems Analyst and then held a variety of finance-related positions at Cabot. In February 1994, Mr. Gormisky was appointed Vice President and named Finance Director for Cabot’s carbon black business. Mr. Gormisky then served as Cabot’s Controller from March 1995 to January 1997, General Manager of the Asia Pacific region from January 1997 to July 1998, and Chief Financial Officer for Global Manufacturing from July 1998 to March 2000. Mr. Gormisky was appointed to his current position in March 2000.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Cabot’s Common Stock is listed for trading (symbol CBT) on the New York, Boston, and Pacific stock exchanges. As of December 1, 2004, there were approximately 1,450 holders of record of Cabot’s Common Stock. The price range in which the stock has traded, as reported on the composite tape, and the quarterly cash dividends for the past two years are shown below.

Stock Price and Dividend Data

	December	March	June	September

Fiscal 2004
Cash dividends per share	$0.15	$0.15	$0.15	$0.15
Price range of common stock:
High	$33.20	$35.60	$40.70	$40.81
Low	$26.68	$29.47	$31.65	$35.20

	December	March	June	September

Fiscal 2003
Cash dividends per share	$0.13	$0.13	$0.13	$0.15
Price range of common stock:
High	$27.59	$26.80	$30.34	$30.80
Low	$19.45	$20.80	$23.00	$24.92

Issuer Purchases of Equity Securities

      The table below sets forth information regarding the Company’s purchases of its equity securities during the quarter ended September 30, 2004:

				Maximum Number
			Total Number of	(or Approximate
		Average	Shares Purchased	Dollar Value) of
	Total Number	Price	as Part of Publicly	Shares that may yet
	of Shares	Paid per	Announced Plans	be Purchased Under
Period	Purchased(1)	share	or Programs	the Plans or Program

July 1, 2004 - July 31, 2004	16,558	$28.16	358	4,314,062
August 1, 2004 - August 31, 2004	13,915	$29.02	915	4,313,147
September 1, 2004 - September 30, 2004	60,725	$30.74	3,125	4,310,022

Total	91,198		4,398

(1)	The Company repurchases shares of common stock from employees to satisfy tax withholding obligations on the vesting of restricted shares or the exercise of stock options. The Company also repurchases shares of unvested restricted stock from employees whose employment is terminated before the shares vest. All share repurchases during the fourth quarter were from employees. The shares repurchased in connection with employee tax withholding obligations were repurchased pursuant to an authorization from the Board of Directors, which was publicly announced on May 14, 2004, allowing the Company to repurchase up to 5 millions shares of the Company’s common stock in the open market or in privately negotiated transactions. The unvested shares were repurchased pursuant to the terms of the Company’s equity compensation plans.

During the quarters ended March 31, 2004 and June 30, 2004, the Company repurchased 54,700 shares and 28,500 shares, respectively, of unvested restricted stock from employees whose employment terminated before the shares vested. The average price per share paid by the Company for those shares was $27.91 for the quarter ended March 31, 2004 and $28.02 for the quarter ended June 30, 2004. Those repurchases were not reflected in the share repurchase tables included in the Company’s Forms 10-Q for the second and third quarters of fiscal 2004.

Item 6.	Selected Financial Data

	Years Ended September 30

	2004	2003	2002	2001	2000

(Dollars in millions, except per share amounts and ratios)
Consolidated Income
Net sales and other operating revenues	$1,934	$1,795	$1,557	$1,670	$1,574
Cost of sales	1,457	1,373	1,128	1,239	1,164

Gross profit	477	422	429	431	410

Selling and administrative expenses	217	251	233	228	183
Research and technical expense	53	64	48	48	43

Income from operations(a)	207	107	148	155	184

Interest and dividend income	6	5	9	28	6
Interest expense	(30)	(28)	(28)	(32)	(33)
Other (charges) income(b)	(19)	10	5	(1)	—

Income from continuing operations before income taxes	164	94	134	150	157

Provision for income taxes(c)	(39)	(17)	(30)	(42)	(57)
Equity in net income of affiliated companies	6	5	5	20	13
Minority interest	(9)	(7)	(4)	(7)	(5)

Income from continuing operations	122	75	105	121	108

Discontinued operations:(d)
Income from operations of discontinued businesses, net of income taxes	2	5	1	—	36
Gain on sale of business, net of income taxes(e)	—	—	—	3	309

Net income	$124	$80	$106	$124	$453

Common Share Data
Diluted Net Income:
Continuing operations	$1.79	$1.08	$1.48	$1.62	$1.46
Discontinued operations:
Income from operations of discontinued businesses	0.03	0.06	0.02	—	0.49
Gain on sale of business	—	—	—	0.04	4.25

Net Income	$1.82	$1.14	$1.50	$1.66	$6.20

Dividends	$0.60	$0.54	$0.52	$0.48	$0.44
Closing prices(f)	$38.57	$28.51	$21.00	$39.90	$18.19
Average diluted shares outstanding — millions	68	70	71	74	73
Shares outstanding at year end — millions	63	62	62	63	68
Consolidated Financial Position(g)
Total current assets	$1,173	$1,111	$932	$956	$1,192
Net property, plant and equipment	918	913	889	811	810
Other assets	335	301	277	196	181

Total assets	$2,426	$2,325	$2,098	$1,963	$2,183

Total current liabilities	$372	$376	$295	$302	$533
Long-term debt	506	516	495	419	329
Other long-term liabilities and minority interest	357	354	331	274	274
Stockholders’ equity	1,191	1,079	977	950	1,047

Total liabilities and stockholders’ equity	$2,426	$2,325	$2,098	$1,945	$2,183

Working capital	$801	$735	$637	$654	$659

Selected Financial Ratios
Income from continuing operations as a percentage of sales	6%	4%	7%	7%	7%
Return on average stockholders’ equity	11%	7%	11%	12%	58%
Net debt to capitalization ratio	24%	22%	27%	9%	(29)%
Earnings to fixed charges ratio	6x	4x	5x	5x	5x

(a)	Income from operations for 2004 includes a charge of $6 million for restructuring, income of $2 million for a reduction of the respirator reserve and income of $1 million for other recoveries. Income from operations for 2003 includes charges of $51 million for restructuring, $14 million for acquired in-process research and development, $20 million for a reserve for respirator claims, $4 million for asset impairments and proceeds of $4 million for insurance recoveries. Income from operations for 2002 includes a $5 million charge for the respirator claims liability, a $5 million asset impairment, a $3 million charge to increase the environmental reserve, an $8 million charge related to the cancellation of an energy project, a $1 million charge for severance and the benefit of $8 million for insurance recoveries. Income from operations for 2001 includes a $2 million charge related to the discontinuance of a toll manufacturing agreement and the benefit of a $1 million insurance recovery. Additionally, results include a $10 million and $3 million charge to accelerate the vesting of the shares issued under the Long Term Incentive Compensation Program, and $7 million and $1 million cash payments related to the retirement of the Chief Executive Officer and the resignation of the Chief Financial Officer, respectively. Income from operations for 2000 reflects an $18 million charge for the closure of two plants, a $2 million environmental charge and a benefit of a $10 million insurance recovery.

(b)	Other (charges) income for 2004 includes charges of $12 million for an investment impairment and $3 million for currency translation adjustments. Other (charges) income for 2003 includes a $22 million charge for the impairment of two investments and proceeds of $35 million for the sale of an equity interest in an investment. Other (charges) income for 2002 includes $2 million of costs related to a translation adjustment at a closed plant and a $1 million charge for non-capitalizable currency transaction costs related to the acquisition of Cabot Supermetals Japan. In 2001, other (charges) income includes a $1 million recovery of costs from a translation adjustment at a closed plant.

(c)	The Company’s effective tax rate was 24%, 18%, 22%, 28% and 36% for 2004, 2003, 2002, 2001 and 2000, respectively.

(d)	Discontinued operations include the liquefied natural gas (LNG) and Cabot Microelectronics businesses as well as other discontinued businesses.

(e)	Gain from the sale of the liquefied natural gas (LNG) business, net of tax.

(f)	The stock prices presented are adjusted to reflect the 2000 stock dividend distribution of Cabot’s ownership in Cabot Microelectronics.

(g)	Certain amounts in 2003, 2002, 2001 and 2000 have been reclassified to conform with the 2004 presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Factors that May Affect Future Results and Forward-Looking Statements

      This report on Form 10-K contains “forward-looking statements” based on our current expectations, assumptions, estimates and projections about Cabot’s businesses and the industries in which we operate. These forward-looking statements include statements relating to our expected financial position, business, business prospects, revenues, working capital, liquidity, management’s projections and expectations of future profits, the possible achievement of Cabot’s financial goals and objectives, management’s expectations for shareholder value creation initiatives and for Cabot’s product development programs, environmental matters and the outcome of legal proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

      Forward-looking statements may be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future,” “intends” and similar expressions whether in the negative or affirmative. These statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions, and other factors, some of which are beyond our control and difficult to predict. If known or unknown risks materialize, or should underlying assumptions prove inaccurate, our actual results could differ materially from past results and from those expressed or forecasted in the forward-looking statements.

      We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures Cabot makes on related subjects in its 10-Q and 8-K reports filed with the SEC.

      Also note that, as permitted by the Private Securities Litigation Reform Act of 1995, we provide the following cautionary discussion of risks and uncertainties relevant to our businesses. These are factors that, individually or in the aggregate, we believe could cause our actual results to differ materially from expected or historical results. It is not possible, however, to predict or identify all such factors. Accordingly, investors should not consider the following to be a complete discussion of all potential risks or uncertainties.

•	Demand for our products on a worldwide basis could affect our future performance. Cabot’s key customers in mature carbon black markets such as North America and Europe continue to shift their manufacturing capacity from those regions to developing regions such as Asia, South America and Eastern Europe. Although we are responding to meet these market demand conditions, there is no assurance that we will be successful. Similarly, demand for our customers’ products and our competitors’ reactions to market conditions could affect our results.

•	Our Chemical Business is sensitive to industry capacity utilization. As a result, pricing tends to fluctuate when capacity utilization changes occur within the industry in which our Chemical Business operates, which could affect our financial performance.

•	Our success in strengthening relationships and growing business with our largest customers and retaining their business over extended time periods could affect our future results. Five major tire and rubber customers, one silicone customer, three capacitor materials customers and one microelectronics customer represent a material portion of Cabot’s total net sales and operating revenues. In fiscal year 2004, sales to The Goodyear Tire and Rubber Company by Cabot’s Chemical Business amounted to approximately 11% of our consolidated revenues. The loss of any one or more of our important customers could adversely affect our results of operations until such business is replaced. In addition, any deterioration of the financial condition of any of our customers that impairs their ability to make payments to us could affect our future results and financial condition.

•	A material portion of our sales are made to customers under long-term contracts. The loss or expiration of any of these customer contracts could increase the volatility of our business results.

•	The cost, availability and quality of raw materials affect our results. Dramatic increases in such costs or decreases in the availability of raw materials at acceptable costs could have an adverse effect on our results of operations. For example, if proposed environmental regulations applicable to the European carbon black industry that call for a reduction in the annual average sulfur content in carbon black feedstock are adopted, we may experience some difficulty obtaining low sulfur feedstock at an acceptable cost for our European operations.

•	We have manufacturing and marketing operations throughout the world, with approximately 68% of our revenues in 2004 attributable to sales outside the United States. We are, therefore, exposed to certain risks, including fluctuations in currency exchange rates and political or country risks inherent in doing business in some countries. The political risks may include actions of governments (especially newly appointed governments), importing and exporting issues, contract loss and asset abandonment. In particular, our business could be affected by political uncertainty within the Asia Pacific and South American regions. We consider these currency and political risks carefully in connection with our investment and operations activities. (See “Item 7A — Quantitative and Qualitative Disclosures About Market Risk” and Note V of the Notes to the Company’s Consolidated Financial Statements for more information about foreign currency risk.) The risk management discussion included in the MD&A and estimated amounts generated from the analyses are forward-looking statements of market risk, assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The methods used by Cabot to assess and mitigate risks should not be considered projections of future events or losses.

•	We have undertaken and will continue to undertake cost reduction initiatives and organizational restructurings to improve operating efficiencies and generate cost savings. There can be no assurance that these will be completed as planned or that the estimated operating efficiences or cost savings from such activities will be realized.

•	In addition to cost reduction initiatives, we try to improve margins on our non-contracted sales through price increases. However, such increases may not be accepted by our customers, may not be sufficient to compensate for increased raw material and energy costs, or may negatively affect demand and volume.

•	Our strategic focus includes optimizing our core businesses and investing the cash and intellectual resources they generate in developing new businesses. There can be no assurance that the costs incurred investing in these new businesses will result in a proportional increase in revenues or profits. In addition, the timely commercialization of products under development by Cabot, which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage, could affect our future results.

•	As part of our strategies for growth and improved profitability, we have made and may continue to make acquisitions and investments and enter into joint ventures. The completion of such transactions is subject to receiving on a timely basis necessary regulatory and other consents and approvals, which could be delayed for a variety of reasons. The completion of such transactions could also be delayed by the satisfactory negotiation of transaction documents and the fulfillment of closing conditions to the transactions. Also, there can be no assurance that such transactions will be successfully completed on a timely and cost-efficient basis or that they will achieve anticipated operating earnings.

•	Our facilities and businesses are subject to complex safety, health and environmental requirements. We spend, and will continue to spend, significant amounts to comply with such requirements, which could adversely affect our profitability. As more fully described in “Item 1 — Safety, Health and Environment,” Cabot has been named as a potentially responsible party under the U.S. Superfund law and comparable state statutes with respect to several sites. During the next several years, as remediation of various environmental sites is carried out, we expect to spend a significant portion of our environmental reserve for costs associated with such remediation. We anticipate that the expenditures at these Superfund sites will be made over a number of years, and will not be concentrated in any one year. However, we may also incur future costs relating to sites that are not currently known to us or as to which it is currently not possible to make an estimate.

•	As described in “Item 1 — Safety, Health and Environment,” since the mid-1990s, various state, federal and foreign agencies have taken actions to address concerns that carbon black might be carcinogenic. We expect the International Agency for Research on Cancer (“IARC”) to review the classification of carbon black regarding carcinogenicity over the next two years, and as a result, it is possible that IARC could change the classification of carbon black from possible human carcinogen to probable human carcinogen. In the event IARC does change the classification of carbon black to probable human carcinogen (Group 2A), this change would impose additional labeling and other hazard communication requirements on Cabot. We are not able to predict what other impacts would be associated with reclassification of carbon black to Group 2A. It is possible that such a reclassification could lead customers to evaluate possible substitutes to the use of carbon black in their products and it could lead regulators to consider changing the occupational exposure limits for carbon black.

•	As more fully described in “Item 3 — Legal Proceedings,” Cabot is a party to or the subject of lawsuits, claims, investigations, and proceedings, including those involving contract, environmental, antitrust, and health and safety matters as well as product liability and personal injury claims relating to asbestosis, silicosis and berylliosis. Adverse rulings, judgments or settlements in pending or future litigation (including carbon black antitrust claims and liabilities associated with respirator claims) or the outcome of pending governmental investigations (including investigations of the carbon black industry by governmental antitrust authorities) could cause our results to differ materially from those expressed or forecasted in any forward-looking statements.

•	We own and are a licensee of various patents covering many of our products, as well as processes and product uses. Nonetheless, there is no assurance that we will not be subject to claims that our products, processes or product uses infringe the intellectual property rights of others. These claims, even if they are without merit, could be expensive and time consuming to defend and if we were to lose such claims, we could be subject to injunctions or damages or be required to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available to Cabot on acceptable terms or at all.

•	Beginning with the fiscal year ending September 30, 2005, in accordance with Section 404 of the Sarbanes-Oxley Act, we will be required to evaluate and report on our systems of internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest on our assessment of the Company’s internal control environment and its operating effectiveness. During fiscal year 2004, we began taking actions to ensure that we meet the extensive requirements under Section 404. To date, we have begun documenting our processes and controls and have begun assessments of our controls. The results of our assessment and our independent registered public accounting firm’s attestation will not be reported until the end of fiscal year 2005. A negative assessment and opinion could impact the market price of our stock.

•	In addition to the factors described above, the following other factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed or implied by any forward-looking statements: changes in the rate of economic growth in the United States and other major international economies; changes in trade, monetary and fiscal policies throughout the world; fluctuations in interest rates; stock market conditions; acts of war and terrorist activities; and the impact of global health and safety concerns on economic conditions and market opportunities.

Critical Accounting Policies

      The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if 1) the estimate is complex in nature or requires a high degree of judgement and 2) if different estimates and assumptions were used, the result could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our policies and estimates. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates critical to the preparation of the Consolidated Financial Statements are presented below.

Revenue Recognition

      Our revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which establishes criteria which must be satisfied before revenue is realized or realizable and earned.

      We recognize revenue when persuasive evidence of a sales arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. We generally are able to ensure that products meet customer specifications prior to shipment.

      The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and other economic information on both a historical and prospective basis. Additionally, we estimate sales returns based on historical trends in our customers product returns. While such non-collections and product returns have not been historically significant, if there is a deterioration of a major customer’s credit-worthiness or actual defaults are higher than our previous experience, or actual future returns do not reflect historical trends, our estimates of the recoverability of the amounts due us and our sales would be adversely affected.

      We offer sales discounts and volume rebates to certain customers. We prepare estimates for these discounts and rebates based primarily on historical experience and contractual obligations updated for changes in facts and circumstances, as appropriate. If sales are significantly different from our historical experience or contractual obligations are not met, our estimates would be adversely affected.

      We primarily derive our revenues from the sale of specialty chemicals, tantalum and related products and from the rental and sale of cesium formate. Revenue from product sales is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Revenue from the rental of cesium formate is recognized throughout the rental period based on the contracted rental amount. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. Other operating revenues, which represent less than ten percent of total revenues, include tolling, servicing and royalties for licensed technology.

      Under certain multi-year supply contracts with declining prices and minimum volumes, we recognize revenue based on the estimated average selling price over the contract lives. At September 30, 2004 and 2003, we had deferred revenue of approximately $3 million and $8 million, respectively, related to certain supply agreements representing the difference between the billed price and the estimated average selling price. The deferred revenue will be recognized over the remaining life of the contracts, as customers purchase the contracted minimum volumes through 2006.

Inventory Valuation

      The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories the value of those inventories would have been $64 million higher as of September 30, 2004. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.

      In cases where the market value of inventories is below cost, the inventory is stated at market value. The valuation of inventory requires us to estimate obsolete, unmarketable inventory or slow moving inventory based on assumptions about future demand and market conditions. We write down our inventories for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value. Such write-downs have not historically been significant. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative impact on gross profit.

Valuation of Long-Lived Assets

      Our long-lived assets include property, plant, equipment, long-term investments, goodwill, other intangible assets and assets held for rent. We review the carrying values of long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. Such circumstances would include, but are not limited to, a significant decrease in the market price of the long-lived asset, a significant adverse change in the way the asset is being used, a decline in the physical condition of the asset, or a history of operating or cash flow losses associated with the use of the asset.

      We consider various estimates and assumptions when determining if there is an impairment of our long-lived assets, excluding goodwill and long-term investments. These estimates and assumptions include determining which cash flows are directly related to the potentially impaired asset, the useful life over which the cash flows will occur, their amounts and the assets residual value, if any. An asset impairment is recognized when the carrying value of the asset is not recoverable based on the undiscounted estimated cash flows, as determined by the difference in the carrying value and the fair value. Our estimated cash flows reflect management’s assumptions about selling prices, production and sales volume, costs, and market conditions over an estimate of the remaining operating period. If an impairment is indicated, the asset is written down to the estimated fair value. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when Cabot abandons the asset.

      We perform an impairment test for goodwill at least annually and when events or changes in business circumstances indicate that the carrying value may not be recoverable. To test for recoverability, the fair value of the reporting unit is estimated based on discounted cash flows. The calculation is sensitive to both the estimated future cash flows and the discount rate. The assumptions used to estimate the discounted cash flows include management’s best estimates about selling prices, production and sales volume, costs, future growth rates, capital expenditures and market conditions over an estimate of the remaining operating period. The discount rate is based on the weighted average cost of capital that is determined by evaluating the risk free rate of return, cost of debt and expected equity premiums. If an impairment exists, a loss to write down the value of goodwill to its implied fair value is recorded.

      The fair values of long-term investments are dependent on the financial performance of the entities in which the Company invests and the external factors inherent in the markets in which they operate. We consider these factors as well as the forecasted financial performance of the investment entities when assessing the potential impairment of these investments.

Pensions and Other Postretirement Benefits

      We maintain both defined benefit and defined contribution plans for our employees. In addition, we provide certain health care and life insurance benefits for retired employees. Plan obligations and annual expense calculations are based on a number of key assumptions. The assumptions, which are specific for each of our U.S. and foreign plans, are related to general economic conditions, including interest rates, expected return on plan assets, and the rate of compensation increases for employees. Projected health care benefits reflect our assumptions about health care cost trends. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease. Actual results that differ from the assumptions are generally accumulated and amortized over future periods and therefore affect the recognized expense and recorded obligation in such future periods.

Litigation and Contingencies

      Cabot is involved in litigation in the ordinary course of business, including personal injury and environmental litigation. We accrue a liability for litigation when it is probable that a liability will be incurred and the amount can be reasonably estimated. The estimated reserves are recorded based on our best estimate of the liability associated with such matters or the low end of the estimated range of liability if we are unable to identify a better estimate within that range. Our best estimate is determined through the evaluation of various information, including claims, settlement offers, demands by government agencies, estimates performed by independent third parties, identification of other responsible parties and an assessment of their ability to contribute and our prior experience. Litigation is highly uncertain and there is always the possibility of an unusual result in any particular case that may have an adverse effect on the results of operations.

      The most significant reserves that have been established are for environmental remediation and respirator litigation claims. As of September 30, 2004, we had $20 million reserved for various environmental matters. The amount accrued reflects our assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. A portion of the reserve for environmental matters is recognized on a discounted basis, which requires the use of an estimated discount rate.

      These liabilities can be affected by the availability of new information, changes in the assumptions on which the accruals are based, unanticipated government enforcement action, or changes in applicable government laws and regulations, which could result in higher or lower costs.

      As of September 30, 2004, we had $18 million accrued for respirator liability claims. Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. However, this cost is subject to numerous variables that are extremely difficult to predict. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) significant changes in the average cost of resolving claims, (iii) significant changes in the legal costs of defending these claims, (iv) changes in the nature of claims received, (v) changes in the law and procedure applicable to these claims, (vi) the financial viability of other parties who contribute to the settlement of respirator claims, and (vii) a determination that our interpretation of the contractual obligations on which we have estimated our share of liability is inaccurate. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

Income Taxes

      We estimate our income taxes in each jurisdiction in which we are subject to tax. This process involves estimating the tax exposure for differences between actual results and estimated results and recording the amount of income taxes payable for the current year and deferred tax assets and liabilities for future tax consequences. We have filed our tax returns in accordance with our interpretations of each jurisdiction’s tax laws and have established reserves for potential differences in interpretation of those laws. In the event that actual results are significantly different from these estimates, our provision for income taxes could be significantly impacted. A 1% change in the effective tax rate would change income tax expense by $2 million as of September 30, 2004.

Significant Accounting Policies

      We have other significant accounting policies that are discussed in Note A of the Notes to our Consolidated Financial Statement in Item 8 below. Certain of these policies include the use of estimates, but do not meet the definition of critical because they generally do not require estimates or judgements that are as difficult or subjective to measure. However, these policies are important to the understanding of the consolidated financial statements.

Results of Operations

      Cabot is organized into three reportable segments: the Chemical Business, the Supermetals Business (“CSM”), and the Specialty Fluids Business (“CSF”). The Chemical Business is primarily comprised of the carbon black, fumed metal oxides, inkjet colorants, and aerogels product lines as well as the business development activities of Superior MicroPowders.

      The following discussion of results includes diluted earnings per share, segment and product line sales, and segment operating profit before taxes (“PBT”). We use segment PBT to measure our consolidated operating results and assess segment performance. The following discussion has been prepared on a basis consistent with segment reporting as outlined in Note X of the Consolidated Financial Statements. (Refer to Note X of the Consolidated Financial Statements for a definition of segment PBT and additional segment information.)

      The following analysis of financial condition and operating results should be read in conjunction with our Consolidated Financial Statements and accompanying notes. Unless a calendar year is specified, all references to years in this discussion are to our fiscal years ended September 30.

      Net sales and operating profit before taxes by segment are shown in Note X of the Consolidated Financial Statements.

Overview

      Cabot’s strategy is based on three key principles: maximize the results of our core products (carbon black, fumed metal oxides and tantalum); invest in the development and growth of our new products and businesses (inkjet colorants, cesium formate, aerogels and Superior MicroPowders); and focus on continuously improving our operating efficiency and cost performance.

      The demand for carbon black, the Company’s principal product, is driven primarily by vehicle miles driven and general economic conditions which influence the consumption of products that are produced using carbon black. Carbon black pricing is largely driven by a combination of the price of raw materials, principally petrochemical derivatives, and regional and global capacity utilization in the carbon black industry. Demand for fumed metal oxides is largely driven by the construction, automotive and electronics industries as well as general consumer product growth. Pricing is primarily determined by the terms of long-term contracts, and for non-contracted customers, by capacity utilization in the fumed silica industry. Tantalum demand is largely driven by changes in the electronics industry. In recent years, our pricing has largely been determined by the terms of several long-term contracts. Beginning in 2004, a greater portion of our sales began to transition from fixed contract to market-based prices. Inkjet colorants’ demand is largely driven by growth in the number of pages printed using pigment based inkjet technology as well as the penetration of inkjet printing into new markets. Currently, pricing is determined by negotiation with individual customers and is based on the perceived value of our products. Cesium formate demand is primarily driven by the level of drilling of high pressure, high temperature wells and the petroleum industry’s acceptance of our product in this application. Pricing is primarily based on negotiation on a project by project basis. Aerogels and Superior MicroPowders are both in their early formative stages and do not currently generate material revenue.

      Over the past several years, key determinates of profitability for the Company have included: improving macroeconomic conditions, which in 2004 led to high capacity utilization levels in both our carbon black and fumed metal oxides manufacturing facilities; fluctuations in raw material and energy costs; the ability to obtain sales price increases for our products necessary to preserve our margins; the impact of customer contracts in the Supermetals Business; and the result of Company-wide efforts to improve operating efficiencies and reduce costs.

      In 2004, our gross profit was positively impacted by approximately $55 million compared to 2003, generally due to higher selling prices and lower operating costs derived in part from the “excellence” initiative we undertook in 2003 to improve our overall operating performance. In 2003, our gross profit was roughly the same as in 2002, although the Chemical Business operated in a particularly difficult environment in 2003 because of high raw material prices and low industry capacity utilization.

      In the past several years, the Company has recorded certain items, consisting mainly of impairment and restructuring charges. In 2004, the Company recognized $18 million of investment impairment and restructuring charges. Certain items amounted to approximately $72 million in 2003 principally due to restructuring in our European region resulting in both a plant closure and the development of a shared services organization, as well as an impairment charge related to our investment in Sons of Gwalia. Further detail is provided in the Company Summary below.

      In addition, we have made a number of capital spending commitments which demonstrates our view of the importance of developing capacity in emerging markets where our customers are increasing their manufacturing activities. These commitments include an announced expansion at our plant in Brazil and new plants for both carbon black and fumed metal oxides in China. We also continue to emphasize our commitment to research and development initiatives and new product development, including continued investment in our aerogels product line and in the activities associated with Superior MicroPowders.

      We anticipate profitability and operating cash flows to remain strong in 2005 due to the generally improved economic conditions and high capacity utilization in the Chemical Business. A focus on continuing to improve our cost position and our ability to leverage tight supply markets will be key drivers of profitability.

      Our sales for 2004, 2003 and 2002 were $1,934 million, $1,795 million and $1,557 million, respectively. In 2004, increased volumes in carbon black, fumed silica, inkjet colorants and Specialty Fluids as well as positive currency translations to U.S. dollars primarily contributed to the increase in sales.

	Percentage of Total Sales

	2004	2003	2002
Segment Sales
Chemical Business	81%	77%	79%
Supermetals Business	18%	22%	19%
Specialty Fluids Business	1%	1%	2%

	2004	2003	2002
Sales by Geographic Region
North America	33%	38%	42%
Europe	33%	31%	31%
South America	8%	7%	6%
Asia Pacific	26%	24%	21%

2004 versus 2003

      A strong focus on cost savings and productivity improvements through the Company’s “excellence” initiative as well as improving macroeconomic conditions significantly benefited the Company in 2004 resulting in a significant increase in earnings. Increasing demand and capacity utilization during the year resulted in stronger performance for the Chemical Business. Strong growth continued in emerging markets, particularly in the Asia Pacific and South American regions. Sales and profits in the Supermetals Business significantly decreased versus 2003 due to lower sales of intermediate (“semi-finished”) products resulting from the expiration of a portion of a customer contract at the end of 2003. The business was able to partially offset these lost volumes and profits with additional sales of finished tantalum, which increased by approximately 8% (approximately $30 million in revenue) as well as by lowering its operating costs. The Specialty Fluids business exhibited strong growth in both volumes and profits during the year with a greater number of completed jobs as well as larger sized jobs.

2003 versus 2002

      The Chemical Business operated in a difficult environment during 2003. High raw material costs and competitive price pressure in the non-contracted business from low industry capacity utilization levels resulted in decreased margins compared to 2002. Slightly higher volumes, positive currency translations to U.S. dollars, and lower inventory costs partly offset the impact of lower margins. Volumes in the Supermetals Business were approximately 30% higher in 2003 than in 2002 (approximately $89 million in revenues) due to the resolution of customer contract disputes. CSM average prices were flat as improved product mix was offset by reduced prices in Asia and lower contract prices related to the resolution of customer contract disputes. Improved manufacturing utilization, however, positively impacted results in CSM. Cabot Specialty Fluids’ sales decreased compared to 2002 due to lower North Sea drilling activity.

Company Summary

Summary of Earnings

      Set forth below is a summary of our earnings for fiscal years 2004, 2003 and 2002.

	2004	2003	2002

Diluted earnings per share	$1.82	$1.14	$1.50
After-tax charges per share for certain items and discontinued operations	$(0.20)	$(0.67)	$(0.16)

      Charges from certain items on a pre-tax basis are detailed in the Company Summary section below.

Income from Continuing Operations

      Income from continuing operations before income taxes was $164 million in 2004, a 74% increase from $94 million in 2003. In 2002, income from continuing operations before income taxes was $134 million. Results in 2004 included $18 million of pre-tax charges for certain items, which are detailed in the table below, compared with $72 million in 2003 and $17 million in 2002.

      Results in 2004 benefited from a greater focus on cost and productivity improvements and improving macroeconomic conditions. These benefits were partly reduced by lower results in Supermetals due to the loss of contracted sales of intermediate (“semi-finished”) products as well as by the certain items noted below.

      The following table highlights the detail of certain items before tax.

	2004	2003	2002

(Dollars in millions)
Certain Items (before income taxes)
Investment impairment charges	$(12)	$(22)	$—
Reserve for respirator claims	2	(20)	(5)
Restructuring initiatives	(6)	(51)	(1)
Insurance recoveries	—	4	8
Environmental reserve	—	—	(3)
In-process research and development	—	(14)	—
Asset impairment charges	—	(4)	(13)
Sale of equity interest	—	35	—
Other non-operating items	(2)	—	(3)

Certain Items	$(18)	$(72)	$(17)
Amounts per diluted common share after-tax	$(0.23)	$(0.73)	$(0.18)

      The following table delineates where the total of certain items are classified in our Consolidated Statements of Income.

	2004	2003	2002

(Dollars in millions)
Certain Items represented in the various lines of the Consolidated Statements of Income
Cost of Sales	$(5)	$(40)	$—
Selling and administrative expenses	2	(31)	(14)
Research and technical service	—	(14)	—
Other income (expense)	(15)	13	(3)

Certain Items before income taxes	$(18)	$(72)	$(17)

Gross Profits

      Gross profit increased by $55 million in 2004 from 2003 due to the net impact of volume changes in the Chemical, Specialty Fluids and Supermetals Businesses (approximately $35 million impact), cost improvements of approximately $26 million resulting from our “excellence” initiative and a decrease in charges from certain items included in cost of sales of $35 million. The decrease in charges from certain items in 2004 was mostly due to 2003 restructuring costs related to the closure of the Zierbena, Spain carbon black plant, the consolidation of administrative services for the European businesses into one shared service center and a reduction in workforce in North America. Partly offsetting these benefits in 2004 was unfavorable product mix (approximately $54 million). In 2003, gross profit declined by $7 million from 2002 due to weaker margins in the Chemical Business, resulting from high raw material costs and competitive price pressure in the non-contracted business as a result of low capacity utilization, as well as $40 million of certain items included in cost of sales, mostly relating to the restructuring costs described above. These declines were partially offset by a 30% increase in tantalum volumes from 2002, which represented an approximately $13 million increase in profit, resulting in large part from the resolution of customer contract disputes.

Operating Expenses and Other Incomes and Expenses

      Operating expenses include research and technical expense and selling and administrative expenses. Research and technical spending decreased $11 million in 2004 versus 2003 primarily due to $14 million of in-process research and development in 2003 related to the purchase of Superior MicroPowders. This represented the estimated fair value of acquired in-process research and development technology that was immediately expensed and recorded in research and technical expense. Selling and administrative expenses for 2004, 2003, and 2002 were $217 million, $251 million, and $233 million, respectively. The $34 million decrease in 2004 is due primarily to the inclusion in 2003 of $31 million of certain items related to European and North American restructurings and respirator reserve charges partly offset by insurance recoveries.

      Interest and dividend income of $6 million in 2004 was $1 million greater than 2003, primarily due to an increase in our average cash position and the positive impact of higher interest rates paid on our cash balances. Interest expense of $30 million in 2004 was $2 million higher than 2003 due to the issuance of $175 million of ten year bonds in September 2003 at fixed rates which replaced a lower floating rate bank debt.

      In 2004, other income and charges changed by $29 million from $10 million of income in 2003 to $19 million of charges in 2004. This change is mainly due to a $12 million write-down of the Company’s investment in Sons of Gwalia (included in certain items) as well as $3 million of charges related to currency translation adjustments (included in certain items) in 2004. Other income and charges in 2003 included the gain on the sale of the Company’s equity interest in Aearo Corporation for $35 million. This income was partially offset by the write-down of investments in Sons of Gwalia and Angus & Ross for $22 million and costs associated with the refinancing of debt.

Income Taxes

      The effective tax rate on continuing operations was 24% for fiscal 2004, 18% for fiscal 2003, and 22% for fiscal 2002. As described in Note S of the Notes to the Consolidated Financial Statements, the income tax rates reflect the U.S. statutory rate of 35% increased by a charge for a valuation allowance on the Sons of Gwalia investment loss and reduced for earnings in non-U.S. jurisdictions that were taxed at rates lower than the U.S. rate, benefits from extraterritorial income exclusion, benefits from U.S. research and experimentation credits, and the benefit from a Competent Authority filing resolved in 2004. Competent Authority is an administrative procedure provided in tax treaties to mitigate the potential double taxation arising from audit adjustments made by one tax jurisdiction with respect to cross-border transactions. The increase in the effective tax rate from 2003 to 2004 was principally the result of an increase in earnings in certain jurisdictions and the impact of these higher earnings on fixed dollar tax savings. The Company expects its effective tax rate on operating earnings for fiscal 2005 to be in a range between 25% and 29% exclusive of the impact of tax audit adjustments.

      In the normal course of business, our tax filings are examined by various tax authorities, including the Internal Revenue Services (“IRS”). In October 2003, the IRS concluded its examination of the 1997 to 1999 tax years resulting in an initial tax assessment of $37 million. There were certain issues that were unresolved and protested by Cabot to the Appeals Office of the IRS. In September 2004, a settlement of these issues was reached with Appeals that reduced the assessment to $13 million subject to Joint Committee review. Additionally, we filed refund claims with the IRS for $19 million (including $5 million of interest) for the carryback of research and foreign tax credits from the periods under examination into the 1995 and 1996 tax years. The refund claims were examined by the IRS and will be reviewed by Joint Committee along with the IRS audit settlement. We recorded the benefit of the credits in our financial statements in the years generated, but have not yet accrued the interest. We expect the Joint Committee review to be completed during fiscal 2005. Although the result of this review cannot presently be determined, management anticipates a favorable outcome, which would materially impact our effective tax rate in 2005 given the unrecorded interest income on the refund claim and previously recorded tax reserves.

      In addition, we are presently under review or in settlement discussions with a number of non-U.S. tax authorities that we expect to resolve during 2005.

      In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA replaces an export incentive with a deduction from domestic manufacturing income. We are both an exporter and a domestic manufacturer. Our loss of the export incentive tax benefit is expected to exceed the tax benefit we have received from the domestic manufacturing deduction. However, because the IRS has not yet issued guidance for implementing the AJCA, we cannot estimate the magnitude of the net impact of the law on Cabot’s taxes. The AJCA also allows U.S. companies to repatriate up to $500 million of earnings from their foreign subsidiaries in 2005 or 2006 at an effective tax rate of 5.25%. We have not decided whether to take advantage of this opportunity, nor have we determined whether there is a material benefit available, given our particular circumstances and the various requirements under the law. We will continue to study the impact of the AJCA, as additional guidance becomes available from the IRS. In response, the Financial Accounting Standards Board (“FASB”) has issued a proposed staff positions, (“FSPs”) 109-a and 109-b, which proposes accounting treatment for the impacts of the AJCA. The FSPs propose that 1) any benefit that companies may have from the domestic manufacturing deduction be treated as a special deduction and accordingly any benefit would be reported in the year in which the income is earned and 2) regarding the impact resulting from the repatriation of unremitted earnings in the period in which the enacted tax law was passed, companies may wait until they have the information necessary to determine the amount of the earnings they intend to repatriate. These FSPs are expected to be finalized later in December 2004.

Equity in net income of affiliates

      Our share of earnings from equity affiliates of $6 million in 2004 was $1 million higher than the prior year due to improved operating results in our affiliates in Mexico and Venezula offset by a decrease in results from our affiliate in Malaysia.

Discontinued Operations

      In fiscal 2004, we recorded income of $2 million, or $0.03 per diluted common share, related to previously divested businesses. This amount consists of $1 million related to insurance proceeds and $1 million related to the reversal of tax reserves related to previously divested businesses. In 2003, results included income of $5 million, net of tax of $2 million, or $0.06 per diluted common share, from insurance recoveries related to discontinued businesses. Income from insurance recoveries in 2002, was $1 million, net of tax of $1 million, or $0.02 per diluted common share.

Net Income

      Net income was $124 million in 2004 compared to $80 million in 2003 and $106 million in 2002.

Continuing Operations by Segment

Chemical Business

      The following table sets forth sales by product line for the Chemical Business as well as total PBT for the Chemical Business for 2004, 2003, and 2002.

	2004	2003	2002

(Dollars in millions)
Sales by Product Line
Carbon Black	1,290	1,158	1,023
Fumed Metal Oxides	221	190	179
Inkjet Colorants	31	22	14
Aerogels, Superior MicroPowders and Other	4	1	1

Total Segment Sales	1,546	1,371	1,217
Total Chemical Business PBT	132	88	101

      In 2004, sales in the Chemical Business increased as a result of higher demand across all product lines and positive currency translations to U.S. dollars (approximately $90 million) over 2003, primarily related to the strengthening of the Euro. Segment PBT increased primarily due to improved volumes (approximately $52 million) and lower costs resulting from our “excellence” initiative (approximately $20 million). These increases were somewhat offset by lower average prices (approximately $30 million) resulting from product mix and an increasing proportion of sales in emerging regions where prices are lower.

      In 2003, sales increased 13% over 2002, primarily as a result of increased pricing on long-term carbon black contract business due to higher raw material costs as well as positive currency translation related to the stronger Euro. Segment PBT decreased 13% due to lower operating margins resulting from the Company’s inability to increase prices on non-contract business during a period of rising raw material costs and low industry capacity utilization. In addition, 2003 Segment PBT declined due to an $11 million increase in Aerogel costs associated with refining the manufacturing process and developing commercial markets for this emerging business. These declines were partially offset by favorable foreign exchange ($15 million) and the cost benefit of increased inventories during the year ($23 million).

Product Line Summary

Carbon Black

      Carbon black volumes increased by 7% in 2004 as a result of continuing growth in the Asia Pacific region, increasing volumes under a new contract with an existing large tire customer, and recovering macroeconomic conditions. These volume increases and a strong focus on both manufacturing and administration cost reductions during the year contributed to a significant improvement in the performance of the business. As a result of these factors, carbon black PBT increased by 32% compared to 2003.

Fumed Metal Oxides

      Fumed metal oxides had strong volume growth of 11% during 2004 due to improved demand in all markets. This volume growth and improved product mix were the primary contributors to a 65% increase in fumed metal oxides PBT over 2003. The results also benefited from cost savings related to our “excellence” program.

Inkjet Colorants

      Inkjet colorants had a strong year due primarily to significant volume increases (45%) across all markets. Ongoing investment in both research & development and manufacturing continued in 2004 to support the future growth of the business. Inkjet colorants PBT increased by 112% over 2003.

Aerogels

      In the Aerogels business, the Company continued to make progress in refining the manufacturing process in its semi-works facility in Frankfurt, Germany during 2004. The business continues to market its products for translucent panels in architectural applications and to develop other commercial applications.

          Outlook for 2005

      We remain optimistic regarding the outlook for the Chemical Business. Demand is strong across all product lines and capacity utilization continues to be high in all regions. The migration of some of our customers’ manufacturing to lower cost regions continues, and as a result we have announced our intention to expand carbon black capacity in Brazil and to construct new plants for both carbon black and fumed silica in China.

      We expect the inkjet business to continue to experience strong volume growth with its additional OEM customer relationship, but both R&D and manufacturing expenditures will remain high in order to position the business for continued long-term growth. Despite achieving the initially determined goals for our “excellence” initiatives, we will continue to focus diligently on cost improvements. We expect capital expenditures in the Chemical Business to increase significantly in 2005 due to major construction projects in Brazil and China.

Supermetals Business

      The following table sets forth sales and PBT for the Supermetals Business for 2004, 2003, and 2002:

	2004	2003	2002

(Dollars in millions)
Segment Sales	$338	$393	$304
Segment PBT	$77	$108	$79

      In 2004, segment sales and segment PBT were both negatively impacted by the absence of intermediate (“semi-finished”) product sales (approximately $72 million of revenue) and a greater portion of tantalum powder sales being at market prices rather than at fixed contract prices. The business was able to partially offset these impacts with additional non-contracted tantalum sales (approximately $30 million of revenue). As a result, while total tantalum volumes including semi-finished products decreased by 6% compared to 2003, finished product tantalum volumes increased by 8% year over year. The business was also able to partly offset the loss of semi-finished sales through reductions in operating costs related to the “excellence” program. The combination of these factors caused PBT to decrease by $31 million, or 29%, compared to 2003.

      During 2004, the business amended two customer contracts, which were due to expire beginning in 2006. The supply relationships with these customers have been extended through 2009.

      Concerning 2003 results as compared to 2002, segment sales and PBT were positively impacted in 2003 by the resolution of customer contract disputes relating to tantalum supply (approximately $13 million volume impact on PBT). Improved manufacturing utilization levels and lower research and development costs also contributed a total of approximately $18 million to the improvement in segment PBT compared to 2002.

          Outlook for 2005

      We remain cautious regarding the business outlook in the Supermetals Business as a greater portion of our sales will transition from fixed contract prices to market based prices. We continue to work to improve our cost competitiveness to prepare for these expected price reductions. We believe that we are well positioned with favorable ore supply and solid manufacturing capability. We also continue to develop capabilities in the thin films (sputtering targets) market.

Specialty Fluids Business

      The following table sets forth sales and PBT for the Specialty Fluids Business for 2004, 2003, and 2002:

	2004	2003	2002

(Dollars in millions)
Segment Sales	$27	$12	$18
Segment PBT	$6	$(2)	$2

      The increase in sales and PBT during 2004 was due to an increased number of jobs (15 jobs in 2004 versus 12 jobs in 2003) and larger sized jobs.

      Sales and PBT declined in 2003 compared with 2002 due to a slowdown in drilling activity in the North Sea.

Outlook for 2005

      We anticipate ongoing growth of the Specialty Fluids Business as we continue to supply Statoil with drilling fluids under the agreement reached in 2003, which we believe will lead to a significant number of projects over the next several years. In addition, the business continues to actively pursue opportunities to supply its drilling fluids in other geographic regions including the Gulf of Mexico and Saudi Arabia and anticipates that this activity will begin to yield results in the upcoming fiscal year.

Cash Flow and Liquidity

      Cash generated in 2004 from operating activities was $241 million, compared with $258 million in 2003 and $195 million in 2002. A main contributor to the decrease in operating cash in 2004 from 2003 is the change in working capital components resulting from the increase in accounts and notes receivable and inventory, which is the result of increased revenues in 2004. The increase in operating cash in 2003 is largely attributable to improvements in working capital. In addition, the increase in operating cash in 2002 was somewhat offset by an increase in working capital related to an inventory build at CSM.

      Cash used in 2004 for investing activities was $226 million compared with $111 million in 2003 and $235 million in 2002. Capital spending on property, plant and equipment and acquisitions for 2004, 2003 and 2002 was $119 million, $145 million and $254 million, respectively. The major components of the 2004 and 2003 capital program include normal plant operating capital projects, and capacity expansion in fumed metal oxides and carbon black. Included in the 2003 expenditures was the purchase of Superior MicroPowders for $16 million. A large component of the capital spending in 2002 was the acquisition of the remaining 50% of Cabot Supermetals Japan (CSJ) for $89 million, net of cash, and the construction of a semi-works facility for the Aerogels business for $16 million. Capital expenditures for 2005 are expected to be in excess of $200 million and include replacement projects, plant expansions, and the completion of projects started in fiscal 2004. The additional use of cash in fiscal 2004 in the investing activities included the purchase of $110 million of marketable debt securities, of which $105 million are held at September 30, 2004 and are classified as short-term investments and other long term investments on the consolidated balance sheet.

      Cash used in 2004 for financing activities was $101 million, compared with $64 million in 2003 and $164 million in 2002. The primary factors in the 2004 financing activities are related to the repayments of long-term debt of $37 million, payments of dividends of $40 million and purchases of Cabot stock of

$54 million. In 2003, the majority of the financing activities related to payments of dividends, purchases of Cabot stock, the refinancing of debt assumed in the February 2002 acquisition of CSJ, and the refinancing of Euro-denominated debt in September 2003. In October 2002, we entered into a 9.3 billion yen ($84 million) term loan agreement to refinance the majority of the remaining debt assumed in the CSJ acquisition. With the proceeds, we repaid the remaining bank notes and $51 million related to the long-term debt of CSJ. In September 2003, a Cabot subsidiary completed a $175 million bond issuance. The Cabot subsidiary repaid its November 2000 150 million Euro borrowing with the proceeds from the new bond issuance.

      In May 2004, the Board of Directors authorized Cabot to purchase up to 5 million shares of Cabot Corporation common stock, superseding the then existing authorization to repurchase up to 12.6 million shares. We repurchased approximately 1.7 million, 1.5 million, and 2.8 million shares of our common stock and preferred stock for approximately $54 million, $41 million, and $82 million in 2004, 2003, and 2002, respectively. Approximately 4.3 million shares are available to be purchased under the current Board of Directors share repurchase authorization.

      During 2004, 2003, and 2002, we paid cash dividends of $0.60, $0.54, and $0.52, respectively, per share of common stock. In November 2004 the Board of Directors authorized a quarterly dividend of $0.16 per share paid on December 10, 2004 to holders of the Company’s common stock on November 26, 2004. This represented a $0.01 per share increase in the quarterly dividend.

      We are not involved in any transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. We are not involved in any trading activities involving commodity contracts that are accounted for at fair value.

Contractual Obligations

      The following table sets forth our long-term contractual obligations which are described in greater detail below.

	Payments Due by Fiscal Year

	Total	2005	2006	2007	2008	2009	Thereafter

(Dollars in millions)
Contractual Obligations
Long-term debt	$514	$8	$132	$35	$4	$35	$300
Fixed interest on long-term debt	$217	$33	$28	$23	$21	$20	$92
Operating leases	$67	$10	$9	$8	$7	$8	$25
Purchase commitments	$514	$159	$41	$41	$33	$29	$211

Total	$1,312	$210	$210	$107	$65	$92	$628

Long-term debt and fixed interest

      At September 2004, our obligations related to long-term debt totaled $514 million to be paid over a period of 23 years. Included in this amount is $84 million of Japanese yen based long-term debt. All other long-term debt is denominated in U.S. dollars however, the $175 million bond issued in U.S. dollars was swapped to a Euro-based debt instrument. The repayment schedule above does not include the effect of swaps, which had a favorable fair value of $2 million at September 30, 2004. The weighted-average interest rate related to the long-term debt is 5.8%.

      Notes payable to banks include short-term borrowing and overdrafts of $11 million and checks and notes issued but not drawn of $13 million.

      At September 30, 2004, there were $400 million of debt securities remaining for issuance under a shelf registration statement the Company filed with the Securities and Exchange Commission in September 1998. We have no immediate plans to offer additional securities under the registration statement.

      We have a revolving credit facility, which under certain conditions enables us to borrow up to $250 million at floating interest rates. The facility is available through July 13, 2006. As of September 30, 2004, we had no borrowings outstanding under this arrangement.

      The 9.3 billion yen term loan and the revolving credit facility contain specific covenants. The covenants include financial covenants for certain maximum indebtedness limitations and minimum cash flow requirements that would limit the amount available for future borrowings. As of September 30, 2004, we were in compliance with all of our covenants.

      At September 30, 2004, we have provided standby letters of credit totaling $16 million, which expire in fiscal 2005.

      A downgrade of one level in our credit rating is not anticipated, but should it occur, it would not cause a significant impact on the commitments or sources of capital described above and would not have a material impact on our results of operations.

Operating leases

      We have operating leases primarily comprised of leases for transportation vehicles, warehouse facilities, office space, and machinery and equipment.

Purchase commitments

      We have long-term purchase commitments for raw materials with various key suppliers in the Supermetals and Chemical Businesses. The Supermetals segment purchases a significant portion of its raw material under long-term supply contracts with Sons of Gwalia that were due to expire in 2005. During fiscal year 2004, Cabot exercised its option to renew one of the supply contracts commencing on January 1, 2006 for a period not to exceed five years. The price at which the raw materials will be purchased under the contract extension is still being negotiated and arbitrated. Accordingly, the Company’s purchase commitment can not be estimated and it is not included in the table above.

Restructuring

      In May 2003, we initiated a European restructuring plan to reduce costs, enhance customer service and create a stronger and more competitive organization. The European restructuring initiatives are all related to the Chemical Business segment and included the closure of our carbon black manufacturing facility in Zierbena, Spain, the consolidation of administrative services for all European businesses in one shared service center, the implementation of a consistent staffing model for all manufacturing facilities in Europe, and the discontinuance of two energy projects. As of September 30, 2004, we expect the restructuring initiatives to result in a pre-tax charge to earnings of approximately $63 million. As of September 30, 2004, we have recorded $52 million of European restructuring charges and expect to record an additional $2 million over the next six to nine months. The remaining $9 million of foreign currency translation adjustments will be realized as a non-cash charge upon substantial liquidation of our legal entity in Zierbena, Spain.

      In fiscal 2003, we initiated and completed a restructuring initiative in North America to reduce costs through a reduction in workforce. The restructuring initiative resulted in a pre-tax charge of $5 million for involuntary employment terminations for 88 employees at facilities throughout North America, of which $4 million related to the Chemical Business and $1 million related to Supermetals. No additional charges related to the North America restructuring initiative were made in fiscal 2004.

      At September 30, 2004, $10 million of restructuring costs remain in accrued expenses in the consolidated balance sheet. We made cash payments of $15 million related to restructuring costs in each of fiscal years 2004 and 2003, and expect to make cash payments of $7 million in fiscal 2005 related to severance and employee benefits charges.

      On October 27, 2004, the Executive Committee of the Board of Directors authorized Cabot to implement a plan to shut down our Altona, Australia carbon black production plant, subject to any legally required consultation and notification processes. The closure is planned to occur in early October 2005. We are working to debottleneck certain of our Asia Pacific carbon black manufacturing plants in order to replace the 45,000 metric tons of production capacity in Altona. We expect the closure plan to result in an estimated pre-tax charge to earnings of approximately $18 million over the next two years. Net cash outlays related to the closure are expected to be approximately $4 million, which includes the anticipated proceeds from the sale of certain assets.

Employee Benefit Plans

      We provide defined benefit plans for U.S. and foreign employees. We have an unfunded status of approximately $155 million as of September 30, 2004, comprised of underfunded pension plans of $42 million and unfunded postretirement benefits of $113 million. In the underfunded pension plans, $6 million is overfunded in the U.S. plans and $48 million is underfunded in the foreign plans. In the unfunded postretirement plans, $103 million is in U.S. plans and $10 million is in foreign plans. We have reinsurance assets of $12 million at September 30, 2004 that we have designated to fund pension obligations for a foreign plan. These assets do not qualify as plan assets under FAS No. 87 because they are not specifically segregated or restricted for use to fund the defined benefit plan obligation, and, accordingly, the assets are not shown in the funded status at September 30, 2004.

      The $42 million of underfunded pension plans is comprised of the following:

	U.S.	Foreign	Total

Fair value of plan assets at September 30, 2004	$133	$149	$282
Projected benefit obligation at September 30, 2004	$127	$197	$324
Funded (underfunded) status at September 30, 2004	$6	$(48)	$(42)

      Our significant foreign plans are in The Netherlands, the United Kingdom, Canada and Japan, which collectively represented 92% of the consolidated fair value of foreign plan assets. For those significant foreign plans, the fair value of assets was approximately $29 million below the projected benefit obligation. We contributed an aggregate amount of $11 million in 2004 to the foreign plans and expect to contribute approximately $9 million in 2005 to those plans. Contributions to foreign plans are made in foreign currencies and therefore are subject to fluctuations in exchange rates.

      We made a contribution of $1 million during 2004 to improve the funding of our U.S. defined benefit plan. We currently expect to make a contribution of approximately $1 million to this plan in 2005.

      Cabot also has postretirement benefit plans that provide certain health care and life insurance benefits for retired employees. Typical of such plans, the Cabot postretirement plans are unfunded. We fund the plans as claims or insurance premiums come due. The accumulated postretirement benefit obligation is $103 million for the U.S. plans and $10 million for the foreign plans. We have accrued $84 million for this liability in the U.S. plans and $8 million for this liability in the foreign plans. We paid benefits of $9 million to the U.S. plans and $1 million to the foreign plans during fiscal 2004 in connection with those plans and expect to pay $9 million in the U.S. plans during 2005.

Other

      On an ongoing basis, we review our historical insurance policies, which cover disposed and discontinued businesses, for potential recovery. Various amounts have been recovered in prior periods under these policies for environmental claims and in 2004 we received $2 million in insurance proceeds under the policies covering discontinued operations.

      Cabot has a $20 million reserve for environmental matters as of September 30, 2004, for remediation costs at various environmental sites. These sites are primarily associated with businesses divested in prior years. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Additionally, we have recorded a $18 million reserve for respirator claims as of September 30, 2004 and we expect to pay approximately $10 million over the next five years. We have other litigation costs, including defense costs associated with the pending antitrust actions and lawsuits filed against the Company in connection with certain discontinued operations, incurred in the ordinary course of business. Management expects cash on hand, cash from operations and present financing arrangements, including our unused lines of credit, to be sufficient to meet our cash requirements for at least the next twelve months and the foreseeable future.

Newly Issued and Adopted Accounting Pronouncements

      Cabot implemented Financial Accounting Standards Board (“FASB”) Staff Position No. (“FSP”) 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Act”) was passed by the United States Congress. The Act will be effective January 1, 2006 and provides Medicare government subsidies for employers that sponsor retiree medical programs for prescription drugs for former employees. This guidance was issued in May 2004 and superseded FSP 106-1. Adoption of this accounting standard was implemented and became effective for Cabot in the fourth quarter of fiscal 2004. We have determined our U.S. defined benefit postretirement health care plan provides a drug benefit that is actuarially equivalent to the Medicare Part D benefit and have determined that, under the plan’s cost sharing arrangement with retirees, the subsidy will generally be used to reduce the retiree contributions. As a result, we do not anticipate a reduction in the Accumulated Postretirement Benefit Obligation (“APBO”) and there has been no change in postretirement expense. In addition we do not expect a change in expense during fiscal 2005 due to the implementation of this FSP.

      In December 2003, the FASB released a revised version of Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and did change guidance in many other areas. Some of the difference between FIN 46 and FIN 46R include, among others, (i) the addition of a scope exception for certain entities that meet the definition of a business provided that specified criteria are met, (ii) the addition of a scope exception in situations whereby an enterprise is unable to obtain certain information pertaining to the entity to comply with FIN 46R, and (iii) the addition of a list of events that require reconsideration of whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity, rather than stating the general principle with examples that had previously been provided. Additionally, FIN 46R incorporates the guidance found in the eight final Staff Position Papers that were issued as of the release of FIN 46R. All entities created after January 31, 2003 have been and will continue to be analyzed under FIN 46. FIN 46R was implemented in the second quarter of fiscal 2004 and had no impact on our consolidated financial statements.

      Cabot adopted FAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” for all U.S. and foreign plans. In accordance with this standard, we have adopted the annual disclosure provisions for all U.S. and foreign plans as of September 30, 2004, as described in Note M. FAS No. 132, as revised, requires additional disclosures in interim and year-end reports about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. This statement did not change the measurement or recognition of those plans required by FAS No. 87 “Employers’ Accounting for Pensions”, FAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” or FAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

      In January 2003, the Emerging Issues Task Force (“EITF”), published EITF Issue 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”, which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue became effective for revenue arrangements entered into beginning Cabot’s fiscal year 2004. We implemented EITF 00-21 at the beginning of fiscal 2004 with no impact on our results of operations or financial position.

      In November 2004, FASB issued FAS No. 151, Inventory Costs “an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” to improve financial reporting and global comparability of inventory accounting. The amendment, which adopted language similar to that used in the International Accounting Standards Board’s (“IASB”) International Accounting Standard 2 (“IAS 2”), clarifies that inventory related expenses, such as abnormal amounts of idle facility expense, freight, handling costs, and wasted or spoiled materials should be recognized as current period charges. The statement also requires fixed production overhead allocations to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred beginning in Cabot’s fiscal year 2006. The adoption of FAS No. 151 is not expected to have a significant impact on the consolidated financial statements.

      In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements including, among others, for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired; however, the disclosure requirements were effective for annual periods ending after December 15, 2003. The Company had adopted the disclosure requirements as of September 30, 2004 and will continue to evaluate the application of EITF 03-1. Management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management

Market Risk

      Our principal financial risk management objective is to identify and monitor our exposure to changes in interest rates and foreign currency rates, in order to assess the impact that changes in each could have on future cash flow and earnings. We manage these risks through normal operating and financial activities and, when deemed appropriate, through the use of derivative financial instruments as well as foreign currency debt.

      Our financial risk management policy prohibits entering into financial instruments for speculative purposes. All instruments entered into by Cabot are reviewed and approved by Cabot’s Financial Risk Management Committee, an internal management committee charged with enforcing Cabot’s financial risk management policy.

      By using derivative instruments, we are subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, our credit risk will equal the fair-value gain on the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a repayment risk for Cabot. We minimize the credit (or repayment) risk in derivative instruments by entering into transactions with highly-rated counterparties that are reviewed periodically by us.

Interest Rates

      As of September 30, 2004, we had debt totaling $514 million and interest rate swaps with a net notional value of $179 million. The interest rate swaps were entered into as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant.

      We use both yen based debt and cross currency swaps to hedge our net investment in Japanese subsidiaries against movements in exchange rates. We have a 9.3 billion Japanese yen ($84 million) three-year term loan agreement with a group of banks to refinance existing debt at CSJ. In connection with the term loan, we entered into two interest rate swaps with an aggregate notional amount of 9.3 billion yen

($84 million). The swaps are variable-for-fixed swaps of the quarterly interest payments on related debt and mature in fiscal 2007. The swaps are derivative instruments as defined by FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and have been designated as cash flow hedges. These swaps hedge the variability of the cash flows caused by changes in interest rates over the life of the debt instrument. Changes in the value of the effective portion of cash flow hedges are reported in other comprehensive income, while the ineffective portion is reported in earnings. The swaps had positive fair values of zero and negative $1 million on September 30, 2004 and 2003, respectively, and are included in other assets. There was no charge to earnings for the period ending September 30, 2004 and 2003. Within the next twelve months, we do not expect to reclass any material gains or losses from accumulated other comprehensive income to earnings.

      We have two, three-year cross currency swaps, which in total swapped $41 million at three-month U.S. LIBOR interest rates for 5 billion Japanese yen at three-month yen LIBOR interest rates. We receive semi-annual interest payments on $41 million at three-month U.S. dollar LIBOR interest rates and make semi-annual interest payments on 5 billion Japanese yen at three-month Japanese yen LIBOR interest rates. The cross currency swaps reduce Cabot’s interest rate by 1.75% on the notional amount of $41 million as of September 30, 2004 given rates in force as of that date. Included in other liabilities at September 30, 2004 and 2003 is $5 million and $4 million, respectively, related to the fair value of the cross currency swaps. The change in fair value of the cross currency swaps of $1 million for the twelve months ending September 30, 2004 has been recorded as a foreign currency translation loss in accumulated other comprehensive income (loss), offsetting foreign currency translation gains of Cabot’s yen denominated net investments. The effectiveness of these hedges is based on changes in the spot foreign exchange rates and the balance of Cabot’s yen denominated net investments. The amount of net losses recorded in earnings for the period related to the ineffectiveness of the hedges was nominal.

      The Yen denominated debt has been designated as a hedge of our net investment in Japan and is accounted for under FAS No. 133. At September 30, 2004 and 2003, $9 million was included as a charge to cumulative translation adjustment with a corresponding amount in other liabilities related to the revaluation of the debt from yen to U.S. dollar.

      We have outstanding two fixed-to-variable interest rate swaps with an aggregate notional amount of $60 million. The swaps have been designated as fair value hedges. The interest rate swaps and the related medium term notes mature on various dates through February 2007. The fair values of the derivative instruments were $2 million and $4 million at September 30, 2004 and 2003, respectively, and have been recorded as other assets in the consolidated balance sheet with a corresponding increase to long-term debt. The interest rate swaps were determined to be highly effective and no amount of ineffectiveness was recorded in earnings during the period ended September 30, 2004 and 2003.

      As of September 30, 2004 and 2003, after adjusting for the effect of the interest rate swap agreements, we have fixed rate debt of $419 million and $424 million, respectively, and floating rate debt of $95 million and $132 million, respectively. Holding other variables constant (such as exchange rates and debt levels), a 100 basis point increase in interest rates would decrease the unrealized fair market value of the fixed rate debt by approximately $27 million and $29 million on September 30, 2004 and 2003, respectively. The earnings and cash flow impact in 2004 resulting from a 100 basis point increase in short-term interest rates would be approximately $1 million, holding all other variables constant.

      A 100 basis point increase in global interest rates would decrease the derivative instruments’ fair value by $1 million at September 30, 2004 and 2003. Any increase or decrease in the fair value of our interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability, or cash flow.

      As of September 30, 2004, we had $159 million in cash and $105 million in readily available cash investments. In order of priority, it is our policy to invest excess cash in instruments that will protect principal, ensure liquidity and optimize the rate of return. Interest income earned may vary as a result of changes in interest rates and average cash balances, which could fluctuate over time.

Foreign Currency

      Cabot’s international operations are subject to certain risks, including currency fluctuations and government actions. Our Treasury function, under the guidance of the Financial Risk Management Committee, continuously monitors foreign exchange exposures, so that we can respond to changing economic and political environments. Exposures primarily relate to assets and liabilities denominated in foreign currencies as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, we use short-term forward contracts to minimize the exposure to foreign currency risk. In 2004, 2003, and 2002, none of Cabot’s forward contracts were designated as hedging instruments under FAS No. 133. Cabot’s forward foreign exchange contracts are denominated primarily in the Euro, Japanese yen, British pound sterling, Canadian dollar, Australian dollar and Indonesian rupiah.

      As part of the $175 million bond issuance in September 2003, a Cabot subsidiary entered into a ten-year contract with a notional amount of $140 million to swap U.S. dollars to Euros. This cross currency swap has been designated as a foreign currency cash flow hedge. This swap hedges the variability of the cash flows on $140 million or 80% of the debt issuance, for changes in the exchange rates over the life of the debt instrument. Changes in the value of the effective portion of the cash flow hedge are reported in other comprehensive income, while the ineffective portion is reported in earnings. There was no charge to earnings for the period ended September 30, 2004 and 2003. This swap had negative fair values of $18 million and $6 million on September 30, 2004 and 2003 and is included in other liabilities. There was no charge to earnings for the period ended September 30, 2004 and 2003 and we do not expect to reclass any material gains or losses from accumulated other comprehensive income to earnings within the next twelve months.

      The Cabot subsidiary also entered into two interest rate swaps in September 2003 on the remaining 20% of the bond issuance of $35 million. The first was a swap on the fixed rate coupon of 5.25% to the six-month U.S. LIBOR plus a spread of 62 basis points. The variable interest rate on the swap resets with the terms of the bond coupon payments. This swap has been designated as a fair value hedge and had a nominal fair value on September 30, 2004 and 2003. The second swap on the remaining 20% of the bond issuance was U.S. dollars at variable interest rates to Euros at variable interest rates. This swap also has been designated as a fair value hedge and had negative fair values of $3 million and $1 million on September 30, 2004, and 2003, respectively, which is included in other liabilities. The interest rate swaps were determined to be highly effective and a nominal amount of ineffectiveness was recorded in earnings during the period ended September 30, 2004 and 2003.

      We recorded zero assets and $26 million of liabilities to recognize the fair value of currency instruments at September 30, 2004 compared with $2 million of assets and $11 million of liabilities at September 30, 2003. A 10% appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $34 million and $28 million at September 30, 2004 and 2003, respectively. A 10% depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $36 million and by $29 million at September 30, 2004 and 2003, respectively. Any increase or decrease in the fair value of Cabot’s currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability, or cash flow.

Political Risk

      We are exposed to political or country risks inherent in doing business in some countries. These risks may include actions of governments (especially those newly appointed), importing and exporting issues, contract loss and asset abandonment. We consider these risks carefully in connection with our investment and operating activities.

Share Repurchases

      We repurchase our shares in order to offset dilution caused by issuing shares under our various employee stock plans. In addition, we may repurchase our shares as a preferred method of returning excess cash to shareholders.

Item 8.	Financial Statements and Supplementary Data

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30

	2004	2003

(Dollars in millions, except share and per share amounts)
Current assets:
Cash and cash equivalents	$159	$247
Short-term marketable securities investments	70	—
Accounts and notes receivable, net of reserve for doubtful accounts of $5 and $3	384	333
Inventories	482	456
Prepaid expenses and other current assets	38	35
Deferred income taxes	40	40

Total current assets	1,173	1,111

Investments:
Equity affiliates	56	50
Long-term marketable securities and cost investments	37	27

Total investments	93	77

Property, plant and equipment	2,356	2,202
Accumulated depreciation and amortization	(1,438)	(1,289)

Net property, plant and equipment	918	913

Other assets:
Goodwill	111	110
Intangible assets, net of accumulated amortization of $8 and $6	7	9
Assets held for rent	33	29
Deferred income taxes	35	34
Other assets	56	42

Total other assets	242	224

Total assets	$2,426	$2,325

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30

	2004	2003

(Dollars in millions, except share and per share amounts)
Current liabilities:
Notes payable to banks	$24	$15
Accounts payable and accrued liabilities	290	278
Income taxes payable	50	40
Deferred income taxes	—	3
Current portion of long-term debt	8	40

Total current liabilities	372	376

Long-term debt	506	516
Deferred income taxes	22	15
Other liabilities	290	299
Commitments and contingencies (Note U)
Minority interest	45	40
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Series A Junior Participating Preferred Stock issued and outstanding: none
Series B ESOP Convertible Preferred Stock 7.75% Cumulative issued: 75,336 shares, outstanding: 47,534 and 53,490 shares (aggregate per share redemption value of $48 and $53)	64	70
Less cost of shares of preferred treasury stock	(38)	(38)
Common stock:
Authorized: 200,000,000 shares of $1 par value Issued and outstanding: 63,055,006 and 62,243,010 shares	63	62
Less cost of shares of common treasury stock	(5)	(5)
Additional paid-in capital	52	14
Retained earnings	1,218	1,160
Unearned compensation	(49)	(36)
Deferred employee benefits	(45)	(48)
Notes receivable for restricted stock	(19)	(21)
Accumulated other comprehensive loss	(50)	(79)

Total stockholders’ equity	1,191	1,079

Total liabilities and stockholders’ equity	$2,426	$2,325

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30

	2004	2003	2002

(Dollars in millions, except per share amounts)
Net sales and other operating revenues	$1,934	$1,795	$1,557
Cost of sales	1,457	1,373	1,128

Gross profit	477	422	429

Selling and administrative expenses	217	251	233
Research and technical expenses	53	64	48

Income from operations	207	107	148
Interest and dividend income	6	5	9
Interest expense	(30)	(28)	(28)
Other (charges) income	(19)	10	5

Income from continuing operations before taxes	164	94	134
Provision for income taxes	(39)	(17)	(30)
Equity in net income of affiliated companies, net of tax of $4, $2 and $3	6	5	5
Minority interest in net income, net of tax of $2, $2 and $1	(9)	(7)	(4)

Income from continuing operations	122	75	105
Discontinued operations:
Income from discontinued businesses, net of income taxes of ($1), $2 and $1	2	5	1

Net Income	124	80	106

Dividends on preferred stock, net of tax benefit of $1, $1 and $2	(3)	(3)	(3)

Income available to common shares	$121	$77	$103

Weighted-average common shares outstanding, in millions:
Basic	59	59	59

Diluted	68	70	71

Income per common share:
Basic:
Continuing operations	$2.04	$1.24	$1.74
Income from discontinued businesses	0.03	0.08	0.02

Net income per share — basic	$2.07	$1.32	$1.76

Diluted:
Continuing operations	$1.79	$1.08	$1.48
Income from discontinued businesses	0.03	0.06	0.02

Net income per share — diluted	$1.82	$1.14	$1.50

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30

	2004	2003	2002

(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$124	$80	$106
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	134	135	109
Deferred tax (benefit)	—	(31)	(4)
Equity in net income of affiliated companies	(7)	(5)	(5)
Impairment charges	15	33	16
Non-cash compensation	25	23	22
In process research and development charge	—	14	—
Gain on sale of investment	—	(35)	—
Other non-cash charges, net	14	14	6
Changes in assets and liabilities, net of acquisitions and the effect of consolidation of equity affiliates:
Accounts and notes receivable	(45)	4	(8)
Inventories	(20)	(21)	(61)
Accounts payable and accrued liabilities	7	20	(4)
Income taxes payable	4	3	9
Other liabilities	(15)	1	14
Other, net	5	23	(5)

Cash provided by operating activities	241	258	195

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(119)	(129)	(146)
(Increase) in assets held for rent	(4)	(4)	(3)
Proceeds from sales of property, plant and equipment	4	2	2
Purchase of interest in equity affiliate	(2)	—	—
Purchase of marketable securities investments	(110)	—	(9)
Acquisitions, net of cash acquired	—	(16)	(89)
Proceeds from sale of marketable securities investments	5	36	—
Cash from consolidation of equity affiliates	—	—	10

Cash used in investing activities	(226)	(111)	(235)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	250	—
Repayments of long-term debt	(37)	(227)	(28)
(Increase) decrease in notes payable to banks, net	14	(32)	(27)
Purchases of preferred and common stock	(54)	(41)	(82)
Sales of preferred and common stock	9	19	6
Cash dividends paid to stockholders	(40)	(36)	(35)
Cash dividends paid to minority interest stockholders	(6)	(4)	(5)
Restricted stock loan repayments	13	7	7

Cash used in financing activities	(101)	(64)	(164)

Effect of exchange rate changes on cash	(2)	5	(1)

(Decrease) increase in cash and cash equivalents	(88)	88	(205)
Cash and cash equivalents at beginning of year	247	159	364

Cash and cash equivalents at end of year	$159	$247	$159

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended September 30

	Preferred	Common						Notes
	Stock,	Stock,			Accumulated			Receivable
	Net of	Net of	Additional		Other		Deferred	for	Total	Total
	Treasury	Treasury	Paid-In	Retained	Comprehensive	Unearned	Employee	Restricted	Stockholders’	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Compensation	Benefits	Stock	Equity	Income

(Dollars in millions)
2002
Balance at September 30, 2001	$42	$63	$9	$1,078	$(125)	$(40)	$(54)	$(23)	$950

Net income				106						106
Foreign currency translation adjustments					11					11
Change in unrealized loss on available-for-sale securities					(6)					(6)
Minimum pension liability adjustment					(7)					(7)

Total comprehensive income									104	$104

Common dividends paid				(32)					(32)
Issuance of stock under employee compensation plans, net of forfeitures		1	30			(20)		(7)	4
Tax benefit on exercise of stock options			4						4
Purchase and retirement of common stock		(3)	(40)	(29)					(72)
Purchase of treasury stock — common		(6)							(6)
Purchase of treasury stock — preferred	(5)								(5)
Preferred stock conversion	(2)	1	2						1
Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit of $2				(3)					(3)
Principal payment by Employee Stock Ownership Plan under guaranteed loan							3		3
Amortization of unearned compensation						22			22
Notes receivable for restricted stock — payments and forfeitures								7	7

Balance at September 30, 2002	$35	$56	$5	$1,120	$(127)	$(38)	$(51)	$(23)	$977

	Preferred	Common						Notes
	Stock,	Stock,			Accumulated			Receivable
	Net of	Net of	Additional		Other		Deferred	for	Total	Total
	Treasury	Treasury	Paid-In	Retained	Comprehensive	Unearned	Employee	Restricted	Stockholders’	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Compensation	Benefits	Stock	Equity	Income

(Dollars in millions)
2003
Net income				80						$80
Foreign currency translation adjustments					63					63
Change in unrealized loss on available-for-sale securities					8					8
Changes in unrealized gain on derivative instruments					(1)					(1)
Minimum pension liability adjustment					(22)					(22)

Total comprehensive income									128	$128

Common dividends paid				(33)					(33)
Issuance of stock under employee compensation plans, net of forfeitures		2	39			(21)		(7)	13
Tax benefit on exercise of stock options			3						3
Purchase and retirement of common stock		(2)	(35)	(4)					(41)
Preferred stock conversion	(3)	1	2						—
Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit of $1				(3)					(3)
Principal payment by Employee Stock Ownership Plan under guaranteed loan							3		3
Amortization of unearned compensation						23			23
Notes receivable for restricted stock — payments and forfeitures								9	9

Balance at September 30, 2003	$32	$57	$14	$1,160	$(79)	$(36)	$(48)	$(21)	$1,079

	Preferred	Common						Notes
	Stock,	Stock,			Accumulated			Receivable
	Net of	Net of	Additional		Other		Deferred	for	Total	Total
	Treasury	Treasury	Paid-In	Retained	Comprehensive	Unearned	Employee	Restricted	Stockholders’	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Compensation	Benefits	Stock	Equity	Income

(Dollars in millions)
2004
Net income				124						$124
Foreign currency translation adjustments					27					27
Change in unrealized gain on available-for-sale securities					(7)					(7)
Changes in unrealized loss on derivative instruments					(5)					(5)
Minimum pension liability adjustment					14					14

Total comprehensive income									153	$153

Common dividends paid				(37)					(37)
Issuance of stock under employee compensation plans, net of forfeitures		2	55			(38)		(13)	6
Tax benefit on exercise of stock options			4						4
Purchase and retirement of common stock		(2)	(26)	(26)					(54)
Preferred stock conversion	(6)	1	5						—
Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit of $1				(3)					(3)
Principal payment by Employee Stock Ownership Plan under guaranteed loan							3		3
Amortization of unearned compensation						25			25
Notes receivable for restricted stock — payments and forfeitures								15	15

Balance at September 30, 2004	$26	$58	$52	$1,218	$(50)	$(49)	$(45)	$(19)	$1,191

The accompanying notes are an integral part of these financial statements.

Note A.     Significant Accounting Policies

      The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The significant accounting policies of Cabot Corporation (“Cabot” or “the Company”) are described below.

Principles of Consolidation

      The consolidated financial statements include the accounts of Cabot and majority-owned and controlled U.S. and non-U.S. subsidiaries. Additionally, Cabot considers consolidation of entities over which control is achieved through means other than voting rights, of which there were none as of September 30, 2004. Intercompany transactions have been eliminated.

Cash and Cash Equivalents

      Cash equivalents include all highly liquid investments with a maturity of three months or less at date of acquisition. Cash overdrafts of $11 million and $7 million are included in notes payable to banks on the consolidated balance sheets at September 30, 2004 and 2003, respectively.

Inventories

      Inventories are stated at the lower of cost or market. The cost of most U.S. inventories is determined using the last-in, first-out (“LIFO”) method. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the first-in, first-out (“FIFO”) method.

Investments

      The Company has investments in equity affiliates, marketable securities and those accounted for under the cost method. All investments are subject to impairment reviews at least annually or as required by events. Unless consolidation is required, investments in equity affiliates, where Cabot owns between 20% and 50% of the affiliate, are accounted for using the equity method. Cabot records its share of the equity affiliate’s results of operations based on its percentage of ownership of the affiliate. Dividends received from equity affiliates are a return of capital and recorded as a reduction to the equity investment value. All investments in marketable securities are classified as available-for-sale and are recorded at their fair market values. Accordingly, any unrealized holding gains or losses, net of taxes, are excluded from income and recognized as a separate component of other comprehensive income (loss) within stockholders’ equity. Unrealized losses that are determined to be other than temporary are recognized in net income. The fair value of marketable securities is determined based on quoted market prices at the balance sheet dates. The cost of marketable securities sold is determined by the specific identification method. Investments that do not have readily determinable market values are recorded at cost. Short-term investments consist of investments in marketable securities with maturities of one-year or less.

Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is generally calculated using the straight-line method over the estimated useful lives. The depreciable lives for buildings, machinery and equipment, and other fixed assets are twenty to twenty-five years, ten to twenty years, and three to twenty years, respectively. The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are included in other (charges) income in the consolidated statements of income.

      Cabot capitalizes internal use software costs in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.” This SOP provides the guidance to determine if internal use computer software costs are expensed as incurred or capitalized.

Goodwill and Other Intangible Assets

      Goodwill is comprised of the cost of business acquisitions in excess of the fair value assigned to the net tangible assets and identifiable intangible assets acquired. Goodwill is not amortized and is reviewed for impairment at least annually. The fair value of the reporting unit is based on discounted estimated cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates, capital expenditures, discount rates and market conditions over an estimate of the remaining operating period. If an impairment exists, a loss is recorded to write down the value of goodwill to its implied fair value.

      Cabot’s intangible assets are primarily comprised of patented and unpatented technology and minimum pension liability adjustments. Finite lived intangible assets are amortized over their estimated useful lives. Amortization expense was $2 million in 2004 and $1 million in 2003 and 2002.

Assets Held for Rent

      Assets held for rent represent cesium formate product in the Specialty Fluids segment that will be rented to customers in the normal course of business. Assets held for rent are stated at average cost. At September 30, 2004 and 2003, Cabot had assets held for rent of $33 million and $29 million, respectively.

Asset Retirement Obligations

      Cabot adopted Financial Accounting Standard (“FAS”) FAS No. 143, “Accounting for Asset Retirement Obligations”, on October 1, 2002. Upon implementation, Cabot determined that certain legal obligations existed. These obligations primarily relate to site restoration activities legally required upon the closing of certain facilities. However, until a closure date is determined for a facility, these facilities and the associated legal obligations have an indeterminate life. Accordingly, the fair value of the liability cannot be reasonably estimated and an asset retirement obligation will not be recognized until Cabot decides to close such facilities. Cabot has $8 million of asset retirement obligations as of September 30, 2004 related to the closure of the Company’s carbon black manufacturing plant in Zierbena, Spain and the decommissioning of storage bins used in the Supermetals business.

Impairment of Long-Lived Assets

      Cabot’s long-lived assets include property, plant, equipment, long-term investments and other intangible assets. The carrying values of long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An asset impairment is recognized when the carrying value of the asset, excluding goodwill, is not recoverable based on the undiscounted estimated cash flows by the amount on which the carrying value of the asset exceeds fair value. Cabot’s estimates reflect management’s assumptions about selling prices, production and sales volumes, costs and market conditions over an estimate of the remaining operating period. If an impairment is indicated, the asset is written down to fair value. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when Cabot abandons the utilization of the asset.

Foreign Currency Translation

      The functional currency of the majority of Cabot’s foreign subsidiaries is the local currency in which the subsidiaries operate. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet dates. Income and expense items are translated at average monthly exchange rates during the year. Unrealized currency translation adjustments are accumulated as a separate component of other comprehensive income (loss) within stockholders’ equity. Foreign currency gains and losses arising from transactions denominated in currencies other than the subsidiary’s functional currency are reflected in net income. Certain gains and losses are offset by hedges as discussed in Note K. Included in other charges for 2004, 2003, and 2002 are net foreign currency transaction losses of $2 million, $1 million, and zero, respectively. Cabot included in net income a loss of $3 million in 2004, zero in 2003 and $2 million in 2002 related to currency translation adjustments recorded upon substantial liquidation of certain Cabot entities.

Financial Instruments

      Derivative financial instruments are used to manage certain of Cabot’s foreign currency and interest rate exposures. Cabot does not enter into financial instruments for speculative purposes. Derivative financial instruments are accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related interpretations, and are measured at fair value and recorded on the balance sheet. Cabot formally documents the relationships between hedging instruments and hedged items, as well as its risk management objective. Hedge accounting is followed for derivatives that have been designated and qualify as fair value, cash flow or net investment hedges. For fair value hedges, changes in the fair value of highly effective derivatives, along with changes in the fair value of the hedged liabilities that are attributable to the hedged risks, are recorded in current period earnings. For cash flow hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported in other comprehensive income (loss), and the ineffective portion is reported in earnings. For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in other comprehensive income (loss), and the ineffective portion is reported in earnings. The gain or loss from changes in the fair value of a derivative instrument that is not designated as a hedge is recognized in earnings.

Revenue Recognition

      Cabot’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which establishes criteria which must be satisfied before revenue is realized or realizable and earned.

      Cabot primarily derives its revenues from the sale of specialty chemicals, tantalum and related products and from the rental and sale of cesium formate. Revenue from product sales is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Revenue from the rental of cesium formate is recognized throughout the rental period based on the contracted rental amount. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. Other operating revenues, which represent less than ten percent of total revenues, include tolling, servicing and royalties for licensed technology.

      In the second quarter of fiscal 2004, the accounting treatment for the rental of cesium formate was changed from recording the revenue at the end of the rental period to recording the rental revenue throughout the rental period. Prior periods have not been adjusted, as the impact is immaterial. This change also resulted in the reclassification of the cesium formate assets held for rent from a current asset to a non-current asset for all periods presented.

      Cabot recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Cabot generally is able to ensure that products meet customer specifications prior to shipment.

      Under certain multi-year supply contracts with declining prices and minimum volumes, Cabot recognizes revenue based on the estimated average selling price over the contract lives. At September 30, 2004 and 2003, Cabot had $3 million and $8 million, respectively, of revenue deferred related to certain supply agreements representing the difference between the billed price and the estimated average selling price. The deferred revenue will be recognized as customers purchase the contracted minimum volumes through 2006.

      Cabot prepares its estimates for sales returns and allowances, discounts and volume rebates quarterly based primarily on historical experience and contractual obligations updated for changes in facts and circumstances, as appropriate. The Company offers its customers cash discounts and volume rebates as sales incentives. The discounts and rebates are recorded as a reduction of sales at the time revenue is recognized based on historical experience. Rebates that are earned over a period of time are recorded based on the estimated amount to be earned. A provision for sales returns and allowances is recorded at the time of sale based on historical experience as a reduction of sales.

      Accounts and notes receivable as of September 30, 2004 and 2003, primarily include trade accounts receivable, which arise in the normal course of business, income tax receivables of $18 million and $15 million, respectively and current portion of notes receivable of $9 million and $8 million, respectively. Trade receivables are recorded at the invoiced amount and do not bear interest. Cabot maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments primarily based on historical experience. Customer account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. Provisions and charge-offs in fiscal 2004 and 2003, were not material. We do not have any off-balance-sheet credit exposure related to our customers.

      Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price in accordance with Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs.” Shipping and handling costs are included in cost of sales.

Research and Development

      Research and development costs as disclosed in the consolidated statements of income are expensed as incurred in accordance with FAS No. 2, “Accounting for Research and Development Costs.”

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

Equity Incentive Plans

      Cabot records stock-based compensation plans consistent with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. If Cabot applied the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation”, and expensed stock options, Cabot would have recorded compensation expense of $2 million for stock options, in addition to the pre-tax charge of $25 million, $23 million and $22 million of compensation expense for restricted stock in each of the fiscal years 2004, 2003 and 2002, respectively. The following table illustrates the effect on net income and earnings per share if Cabot had applied the fair value recognition provisions of FAS No. 123.

	Years Ended September 30

	2004	2003	2002

(Dollars in millions, except per share amounts)
Net income, as reported	$124	$80	$106
Add: Stock-based compensation expense included in reported net income, net of related tax effects	19	18	17
Deduct: Stock-based compensation using fair value method for all awards, net of related tax effects	(21)	(20)	(19)

Pro forma net income	$122	$78	$104
Net income per common share:
Basic, pro forma	$2.04	$1.29	$1.73
Basic, as reported	$2.07	$1.32	$1.76
Diluted, pro forma	$1.79	$1.12	$1.47
Diluted, as reported	$1.82	$1.14	$1.50

      The effects of applying the fair value method in this pro forma disclosure may not be indicative of future amounts.

      Under Cabot’s Equity Incentive Plans, common stock may be granted at a discount to certain key employees. Generally, restricted stock awards cannot be sold or otherwise encumbered during the three years following the grant. Upon the grant of stock under the plan, unearned compensation, calculated as the difference between the market value on the measurement date of the grant and the discounted price, is charged to a separate component of stockholders’ equity and subsequently amortized as compensation expense over the vesting period.

Comprehensive Income

      Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity, includes unrealized gains or losses on available-for-sale marketable securities and derivative instruments, currency translation adjustments in foreign subsidiaries, translation adjustments on foreign equity securities and minimum pension liability adjustments.

Environmental Costs

      Cabot accrues environmental costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. When a single liability amount cannot be reasonably estimated, but a range can be reasonably estimated, Cabot accrues the amount that reflects the best estimate within that range or the low end of the range if no estimate within the range is better. The amount accrued reflects Cabot’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Cabot discounts all, or a portion, of environmental and other long-term liabilities to reflect the time value of money if the amount of the liability and the amount and timing of cash payments for the liability are fixed and reliably determinable. The liability will be discounted at a rate that will produce an amount at which the liability theoretically could be settled for in an arm’s length transaction with a third party that does not exceed the risk-free rate for maturities comparable to that of the liability. Cabot does not reduce its estimated liability for possible recoveries from insurance carriers. Proceeds from insurance carriers are recorded when realized by the receipt of cash or a contractual agreement.

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

Reclassification

      Certain amounts in 2003 and 2002 have been reclassified to conform to the 2004 presentation.

Newly Issued and Adopted Accounting Pronouncements

      Cabot implemented Financial Accounting Standards Board (“FASB”) Staff Position No. (“FSP”) 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was passed by the United States Congress. The Act will be effective January 1, 2006 and provides Medicare government subsidies for employers that sponsor retiree medical programs for prescription drugs for former employees. This guidance was issued in May 2004 and superseded FSP 106-1. Adoption of this accounting standard was implemented and became effective for Cabot in the fourth quarter of fiscal 2004. Cabot has determined that its U.S. defined benefit postretirement health care plan provides a drug benefit that is actuarially equivalent to the Medicare Part D benefit and that, under the plan’s cost sharing arrangement with retirees, the subsidy will generally be used to reduce the retiree contributions. As a result, we do not anticipate a reduction in the Accumulated Postretirement Benefit Obligation (“APBO”) and there has been no change in postretirement expense. In addition Cabot does not expect a change in expense during fiscal 2005 due to the implementation of this FSP.

      In December 2003, the FASB released a revised version of Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and did change guidance in many other areas. Some of the differences between FIN 46 and FIN 46R include, among others, (i) the addition of a scope exception for certain entities that meet the definition of a business provided that specified criteria are met, (ii) the addition of a scope exception in situations whereby an enterprise is unable to obtain certain information pertaining to the entity to comply with FIN 46R, and (iii) the addition of a list of events that require reconsideration of whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity, rather than stating the general principle with examples that had previously been provided. Additionally, FIN 46R incorporates the guidance found in the eight final Staff Position Papers that were issued as of the release of FIN 46R. All entities created after January 31, 2003 have been and will continue to be analyzed under FIN 46. FIN 46R was implemented in the second quarter of fiscal 2004 and had no impact on the Company’s consolidated financial statements.

      Cabot adopted FAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” for all U.S. and foreign plans. In accordance with this standard, we have adopted the annual disclosure provisions for all U.S. and foreign plans as of September 30, 2004, as described in Note M. FAS No. 132, as revised, requires additional disclosures in interim and year-end reports about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. This statement did not change the measurement or recognition of those plans required by FAS No. 87 “Employers’ Accounting for Pensions”, FAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” or FAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

      In January 2003, the FASB issued EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue became effective for revenue arrangements entered into beginning Cabot’s fiscal year 2004. Cabot implemented EITF 00-21 at the beginning of fiscal 2004 with no impact on the Cabot’s results of operations or financial position.

      In November 2004, FASB issued FAS No. 151, “Inventory Costs an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” to improve financial reporting and global comparability of inventory accounting. The amendment, which adopted language similar to that used in the International Accounting Standards Board’s (“IASB”) International Accounting Standard 2 (“IAS 2”), clarifies that inventory related expenses, such as abnormal amounts of idle facility expense, freight, handling costs, and wasted or spoiled materials should be recognized as current period charges. The statement also requires fixed production overhead allocations to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred beginning in Cabot’s fiscal year 2006. The adoption of FAS No. 151 is not expected to have a significant impact of the consolidated financial statements.

      In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements including, among others, for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired; however, the disclosure requirements were effective for annual periods ending after December 15, 2003. The Company has adopted the disclosure requirements as of September 30, 2004 and will continue to evaluate the application of EITF 03-1. Management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

      In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA replaces an export incentive with a deduction from domestic manufacturing income. Cabot is both an exporter and a domestic manufacturer. The loss of the export incentive tax benefit is expected to exceed the tax benefit of the domestic manufacturing deduction. However, it is not yet possible to estimate the magnitude of this net impact given the current state of the law. The AJCA also allows U.S. companies to repatriate up to $500 million of earnings from their foreign subsidiaries in 2005 or 2006 at an effective tax rate of 5.25%. Cabot has not decided whether to take advantage of this opportunity, nor has Cabot determined whether there is a material benefit available, given our particular circumstances and the various requirements under the law. Accordingly, the Company will continue to study the impact of the AJCA, as additional guidance becomes available from IRS. In response, the FASB has issued proposed FSP 109-a and 109-b, which proposes accounting treatment for the impacts of the AJCA. The FSPs propose that 1) any benefit that companies may have from the domestic manufacturing deduction be treated as a special deduction and accordingly any benefit would be reported in the year in which the income is earned and 2) regarding the impact resulting from the repatriation of unremitted earnings in the period in which the enacted tax law was passed, companies may wait until they have the information necessary to determine the amount of the earnings they intend to repatriate. These FSPs are expected to be finalized later in December 2004.

Note B.     Acquisitions

      On May 30, 2003, Cabot purchased the assets of Superior MicroPowders (“CSMP”), a privately-held company located in New Mexico. CSMP was a development stage enterprise with proprietary powder production systems and manufacturing capability.

      This transaction was accounted for as an acquisition of tangible and intangible assets and the results of operations of CSMP were included in the fiscal 2003 consolidated financial statements since the date of acquisition. A summary of the consideration paid, the allocation of the acquisition purchase price and the amount of expensed in-process research and development projects, which was based on a valuation prepared by an independent valuation consultant, is as follows:

(Dollars in millions)
Cash paid	$16

Fair value of intangible assets acquired	1
Fair value of net tangible assets acquired	1

Fair value of net assets acquired	$2

Acquired in-process research and development projects	$14

      Allocation of the purchase price was based on estimates of the fair value of the net assets acquired and the in-process research and development projects.

      The intangible assets acquired are comprised primarily of patents that will be amortized over a fourteen year remaining estimated life. Tangible assets acquired are comprised primarily of property, plant and equipment. Approximately $14 million of the purchase price represented the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, the amount was immediately expensed and recorded in research and technical expenses in the consolidated statement of income. The value assigned to purchase in-process research and development is comprised of $5 million for an electrocatalysts project, $6 million for a fuel processors project and $3 million for a membrane electrode assemblies project.

      The estimated fair value of these projects was determined using the discounted cash flow method. The discount rates used take into account the stage of completion and the risks associated with the successful development and commercialization of each of the purchased in-process research and development projects.

      On February 8, 2002, Cabot purchased the remaining 50% of the shares in Showa Cabot Supermetals KK, herein referred to as Cabot Supermetals Japan (“CSJ”). CSJ is a supplier of tantalum powders and metal products to the global electronics, aerospace and chemical processing industries. The acquisition of CSJ expanded the capacity and the capabilities of Cabot’s existing tantalum business in the Supermetals segment.

      The aggregate purchase price was $89 million in cash, net of cash acquired. The assets and liabilities assumed in the purchase are detailed in the table below. This acquisition was accounted for as a purchase and the results of operations of CSJ were included in the consolidated financial statements of fiscal 2002 since the date of acquisition on a one-month lag due to a delay in the availability of financial information. Prior to the acquisition, Cabot’s investment in CSJ was accounted for as an equity investment and the results were reported on a three-month lag. The equity investment income recorded to change from a three-month lag to a one-month lag was not material in fiscal 2002 to the consolidated results of operations.

      Included in Cabot’s consolidated results for fiscal 2002 are 50% of the operating results of CSJ for the months of July 2001 through January 2002 and 100% of the operating results of CSJ for the months of February through August 2002. Included in Cabot’s consolidated results for fiscal 2003 and fiscal 2004 are 100% of the operating results of CSJ for the months September 2002 through September 2003 and October 2003 through September 2004, respectively. Cabot no longer reports the results of CSJ on a one-month lag. The additional month of operating profit in fiscal 2003 was approximately $1 million.

      The fair value of the assets acquired and liabilities assumed represents the 50% of CSJ purchased. The following table summarizes the purchased half of the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(Dollars in millions)
Cash Paid	$99

Cash and cash equivalents	$10
Accounts and notes receivable	14
Inventory	42
Other current assets	1
Property, plant and equipment	23
Other long term assets and intangibles	12

Fair value of assets acquired	$102

Notes payable to banks	$24
Accounts payable and accruals	8
Long-term debt	30
Other long-term liabilities	11

Fair value of liabilities assumed	$73

Fair value of net assets acquired	$29

Recorded goodwill and intangibles	$70

      The Company recorded $6 million of identifiable intangible assets primarily comprised of patented and unpatented technology. These intangible assets are being amortized on a straight-line basis over useful lives ranging from two to ten years.

      Assuming Cabot owned 100% of CSJ for the full year of fiscal 2002, the following table would be the unaudited pro forma consolidated operating results:

September 30
2002
(Dollars in millions, except per share amounts)
Total Revenues	$1,584
Net Income	104
Net Income per share
Basic	$1.73
Diluted	$1.47

      The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place at the beginning of fiscal 2002 or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs which may occur as a result of the integration and consolidation of CSJ.

Note C.     Discontinued Operations

      In fiscal 2004, Cabot recorded $1 million related to insurance proceeds and $1 million related to the reversal of tax reserves related to previously divested businesses. These items are classified as income from discontinued businesses in the consolidated statement of income.

      In fiscal 2003, Cabot recorded insurance recovery proceeds of $7 million, related to various businesses that Cabot had presented as discontinued businesses in previous years. The receipt, net of $2 million of taxes, is classified as income from discontinued businesses in the consolidated statements of income.

      In fiscal 2002, Cabot recorded insurance recovery proceeds of $2 million from various discontinued businesses, including $1 million from the disposed liquefied natural gas (“LNG”) business. The receipt, net of $1 million of taxes, is classified as income from discontinued businesses in the consolidated statements of income.

Note D.     Inventories

      Inventories, net of LIFO reserves, were as follows:

	September 30

	2004	2003

(Dollars in millions)
Raw materials	$143	$129
Work in process	150	155
Finished goods	145	130
Other	44	42

Total	$482	$456

      Inventories valued under the LIFO method comprised approximately 29% and 28% of 2004 and 2003 total inventory, respectively. At September 30, 2004 and 2003, the LIFO reserve recorded was $64 million and $71 million, respectively. There were no significant liquidations of LIFO layers of inventories in 2004, 2003 or 2002. Other inventory is comprised of spare parts and supplies.

Note E.     Investments

      Equity Affiliates — Cabot has investments in equity affiliates that consist of several joint ventures in the Chemical Business segment. These investments are accounted for using the equity method. At September 30, 2004 and 2003, Cabot had equity affiliate investments of $56 million and $50 million, respectively. Dividends received from these investments were $2 million in 2004 and $3 million in 2003 and 2002. During 2004 Cabot entered into a new joint venture which will be accounted for as an equity affiliate and made contributions of $2 million.

      The following results of operations and financial position include Cabot’s equity based affiliates for the periods presented below except for CSJ which is included for the 2002 preacquisition period:

	Equity Affiliates

	September 30

	2004	2003	2002

(Dollars in millions)
Condensed Income Statement Information:
Net sales	$247	$212	$529
Gross profit	63	49	192
Net income	15	13	25

Condensed Balance Sheet Information:
Current assets	$138	$122	$193
Non-current assets	132	139	322
Current liabilities	119	100	143
Non-current liabilities	43	51	254
Net assets	108	110	118

      Marketable Securities — In 2004, Cabot purchased short-term and long-term investments in available-for-sale marketable securities consisting mainly of U.S. Treasury Notes, U.S. Agency Bonds and Auction Rate Securities. These investments have a fair market value of $106 million, which includes $1 million of unrealized gains that has been excluded from earnings and reported as a separate component of stockholders equity. At September 30, 2004, $70 million are classified as short-term investments and $36 million are classified as long-term investments. All long-term investments have underlying maturities ranging from one to five years.

      At September 30, 2003, Cabot had an investment in available-for-sale marketable securities consisting of an investment in Sons of Gwalia stock with a fair market value of $25 million, which was recorded as long-term investments.

      During the first six months of fiscal 2003, Cabot recorded a pre-tax impairment charge of $22 million in other charges because of a significant decline in the fair market value of the Sons of Gwalia stock and another investment. This decline in fair market value was deemed to be other than temporary and the loss was recognized. The book value of these two investments was reduced from the cost value of $34 million to $12 million at September 30, 2003. Subsequent to the impairment charge during fiscal 2003, an unrealized gain of $12 million was recorded due to the increase in the fair value of the Sons of Gwalia stock investment. Additionally, there was a gain on the foreign currency translation of the investment of $1 million, which along with the unrealized gain was excluded from earnings and reported as a component of stockholders equity.

      During the fourth quarter of 2004, an additional pre-tax impairment charge of $12 million was recorded in other charges to reduce the Sons of Gwalia stock investment to zero. Sons of Gwalia stock was suspended from trading after the Company appointed voluntary administrators under the Australian Corporation Act.

      Dividends received from available-for-sale marketable securities were zero in 2004 and 2003 and $1 million in 2002.

      Cost Investments — Cabot has cost based investments in the amount of $1 million and $2 million at September 30, 2004 and 2003, respectively, which are classified as long-term.

      In fiscal 2003, Cabot received $35 million of proceeds from the sale of a cost based investment. The investment had a carrying value of zero and the $35 million of proceeds were recorded as other income on the consolidated statement of income.

Note F.     Property, Plant & Equipment

      Property, plant and equipment is summarized as follows:

	September 30

	2004	2003

(Dollars in millions)
Land and improvements	$58	$56
Buildings	398	352
Machinery and equipment	1,704	1,567
Other	101	90
Construction in progress	95	137

Total property, plant and equipment	2,356	2,202
Less: accumulated depreciation	(1,438)	(1,289)

Net property, plant and equipment	$918	$913

      Depreciation expense was $132 million, $134 million and $108 million for fiscal 2004, 2003 and 2002, respectively.

Note G.     Goodwill and Other Intangible Assets

      At September 30, 2004 and 2003, Cabot had goodwill balances of $111 million and $110 million, respectively. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the year ended September 30, 2004 are as follows:

	Chemical
	Business	Supermetals	Total
(Dollars in millions)
Balance at September 30, 2003	$23	$87	$110
Foreign exchange translation adjustment	1	—	1

Balance at September 30, 2004	$24	$87	$111

      During the third quarter of fiscal 2004, Cabot performed its annual FAS No. 142 impairment test and determined an impairment did not exist.

      Cabot does not have any indefinite-lived intangible assets. At September 30, 2004 and 2003, Cabot had $7 million and $9 million of finite-lived intangible assets, net of related accumulated amortization of $8 million and $6 million, respectively. The intangible assets at September 30, 2004 are comprised of $6 million of patents and $1 million for other intellectual property, net of accumulated amortization of $7 million for patents and $1 million for other intellectual property. Intangible assets are amortized over their estimated useful lives, which range from two to fifteen years, with a weighted average amortization period of ten years. Amortization expense is estimated to be approximately $1 million in each of the next five years.

Note H.     Asset Retirement Obligations

      In May 2003, Cabot announced the anticipated closure of its carbon black manufacturing facility in Zierbena, Spain. The facility is located on leased land and Cabot is required to perform site remediation and restoration activities as a condition of the lease agreement. In fiscal 2003, Cabot recorded a $7 million current liability for these costs, to be paid over the next twelve months. The liability was increased in fourth quarter of 2004 by $1 million due to a revision in the estimated costs and $3 million has been paid against this reserve.

      Cabot has also recorded a $3 million reserve related to the decommissioning of storage bins used in the Supermetals business that can not be closed without governmental approval. Cabot expects this liability to be paid over the next twenty-four to thirty-six months.

      The following is a description of the changes to the Company’s asset retirement obligations from for fiscal 2003 and 2004:

(Dollars in millions)
Asset retirement obligation — October 1, 2002	$3
Additions	7
Cash Paid	—

Asset retirement obligation — September 30, 2003	$10
Additions	1
Cash Paid	(3)

Asset retirement obligation — September 30, 2004	$8

Note I.     Accounts Payable, Accrued Liabilities & Other Liabilities

      Accounts payable and accrued liabilities consisted of the following:

	September 30

	2004	2003
(Dollars in millions)
Accounts payable	$174	$144
Accrued employee compensation	36	30
Accrued restructuring	10	19
Other accrued liabilities	70	85

Total	$290	$278

      Other liabilities consisted of the following:

	September 30

	2004	2003
(Dollars in millions)
Employee benefit plan liabilities	$120	$131
Non-current tax liabilities	72	79
Financial instrument liabilities	26	11
Other accrued liabilities	72	78

Total	$290	$299

Note J.     Debt

      Long-term debt is summarized below:

	September 30

	2004	2003
(Dollars in millions)
Fixed Rate Debt:
Medium Term Notes (average stated rate):
Notes due 2012 – 2022, 8.3%	$44	$66
Notes due 2007 – 2011, 7.2%	76	92
Notes due 2027, 7.3%	8	8
Note due 2027, 6.6%	1	1
Notes due 2005 – 2018, 7.0%	61	62

Total Medium Term Notes	190	229
Bond due 2013, 5.25%, net of discount	174	174
Guarantee of ESOP notes, due 2013, 8.3%	45	48
Yen notes due 2005 – 2006, 1.5% to 2.1%	18	18
Other, due beginning in 2004, 6.56% to 7.75%	1	1

Total fixed rate debt	428	470
Variable Rate Yen Note, due 2006 .97%	84	84
Capital lease, due 2004 – 2021, 10%	2	2

	514	556
Less current portion of long-term debt	(8)	(40)

Total long-term debt	$506	$516

      Medium Term Notes — The securities registered under the 1998 shelf registration statement included the amount of unsold securities registered for sale under a shelf registration statement filed with the SEC in 1992. There were $400 million of debt securities available for sale under the 1998 shelf registration at September 30, 2004 and 2003. At September 30, 2004 and 2003, there were $190 million and $229 million, respectively, of medium-term notes outstanding under Cabot’s shelf registration issued to numerous lenders with various fixed interest rates and maturities. In fiscal 2004, 2003 and 2002, Cabot repaid $37 million, zero and $23 million, respectively, of these medium-term notes as they matured. The weighted average maturity of the total outstanding medium-term notes is eight years with a weighted average interest rate of 7.4%.

      Included in the 7.2% and 7.0% medium-term notes outstanding balances of $190 million and $229 million are $2 million and $4 million of interest rate swaps, which are recorded at fair value related to Cabot’s fixed-to-variable interest rate swaps with notional amounts totaling $60 million and $97 million at September 30, 2004 and 2003, respectively.

      Bond — On September 24, 2003, a Cabot subsidiary completed a $175 million bond issuance with a fixed coupon rate of 5.25%. This bond issuance was immediately swapped to Euros and the functional currency of this subsidiary is the Euro. The bond is due September 1, 2013, with interest due on March 1 and September 1 of each year. A discount of approximately $1 million was recorded at inception of the issuance and will be amortized over the life of the bond. Amortization of the discount was nominal for fiscal 2003 and 2004. The $175 million bond proceeds were used to pay off the Cabot subsidiary’s November 2000 borrowing of 150 million Euro from institutional lenders.

      ESOP Debt — In November 1988, Cabot’s Employee Stock Ownership Plan (“ESOP”) borrowed $75 million from an institutional lender in order to finance its purchase of 75,000 shares of Cabot’s Series B ESOP Convertible Preferred Stock. This debt bears interest at 8.3% per annum and is to be repaid in equal quarterly installments through December 31, 2013. Cabot, as guarantor, has reflected the outstanding balance of $45 million and $48 million as a liability in the consolidated balance sheet at September 30, 2004 and 2003, respectively. An equal amount, representing deferred employee benefits, has been recorded as a reduction to stockholders’ equity.

      Yen Debt — On February 8, 2002, Cabot acquired the remaining 50% ownership of CSJ from its joint venture partner as described in Note B. On the date of acquisition, CSJ had notes payable to banks of $48 million and long-term debt of $60 million from institutional lenders denominated in Japanese yen. In the fourth quarter of fiscal 2002, CSJ borrowed an additional 700 million yen ($6 million) in the form of bank notes. As of September 30, 2002, the outstanding balance of these notes payable to banks was $36 million. In fiscal 2003, all of the notes payable to banks assumed from CSJ were repaid.

      The fixed rate Japanese yen notes mature on various dates in 2005 and 2006. In fiscal 2003, Cabot repaid $51 million of the CSJ long-term debt. The principal balance on the long-term debt was $18 million as of September 30, 2004 and 2003. The weighted average maturity of the notes is two years with a weighted average interest rate of 1.7%.

      The variable rate Japanese yen notes were issued in connection with the 2003 refinancing of the debt assumed in the CSJ acquisition in 2002. Associated with the refinancing, Cabot entered into a new 9.3 billion yen ($84 million) term loan agreement that matures in fiscal 2006. This new loan bears interest at yen-LIBOR (0.07% at September 30, 2004) plus 0.9%.

      Capital Lease Obligations — Cabot has capital lease obligations with a net present value of $2 million. Cabot will make future payments of a total of $3 million over the next seventeen years, including $1 million of imputed interest. Cabot has assets under capital leases of which the original costs at September 30, 2004 and 2003 was $2 million. The accumulated depreciation of assets under capital leases at September 30, 2004 and 2003 was $1 million. The amortization related to those assets under capital lease is included in depreciation expense.

      Revolving Credit Facility — Cabot has a revolving credit facility, which under certain conditions may borrow up to $250 million at floating interest rates. Commitment fees are based on both the used and unused portions of the facility. The facility is available through July 13, 2006. As of September 30, 2004, Cabot had no borrowings outstanding under this arrangement.

      The 9.3 billion yen term loan and the revolving credit loan facility agreements contain specific covenants. The covenants include financial covenants for certain maximum indebtedness limitations and minimum cash flow requirements, that would limit the amount available for future borrowings. The Company was in compliance with all debt covenants as of September 30, 2004 and 2003.

      The aggregate principal amounts of long-term debt due in each of the five years from fiscal 2004 through 2009 and thereafter are as follows:

September 30
2004

(Dollars in millions)
2005	$8
2006	132
2007	35
2008	4
2009	35
Thereafter	300

Total	$514

      At September 30, 2004, the Company had provided standby letters of credit totaling $16 million, which expire in fiscal 2005.

      Short Term Notes Payable to Bank — The Company has various notes outstanding to banks, which aggregate to $24 million and $15 million as of September 30, 2004 and 2003, respectively. The weighted-average interest rate on these notes are 2.8% and 2.6% as of September 30, 2004 and 2003, respectively.

Note K.     Financial Instruments

      Derivative financial instruments are used to manage certain of Cabot’s foreign currency and interest rate exposures. Cabot does not enter into financial instruments for speculative purposes. The following discussion of Cabot’s financial instruments relate to various debt instruments as described in Note J.

      Medium Term Notes — At September 30, 2003, Cabot had outstanding four fixed-to-variable interest rate swaps in an aggregate notional amount of $97 million. During fiscal 2004, two of the four swaps matured. The remaining two swaps have an aggregate notional amount of $60 million. These swaps hedge the change in the fair value of $60 million of Cabot’s fixed rate medium term notes due to changes in interest rates. As such, the swaps have been designated as fair value hedges. The interest rate swaps and the related medium term notes mature on various dates through February 2007. The fair values of the derivative instruments were $2 million and $4 million at September 30, 2004 and 2003, respectively, and have been recorded as other assets in the consolidated balance sheet with a corresponding increase to long-term debt. The interest rate swaps were determined to be highly effective and no amount of ineffectiveness was recorded in earnings during the period ended September 30, 2004 and 2003.

      Bond — As part of the $175 million bond issuance in September 2003, a Cabot subsidiary entered into a ten-year contract with a notional amount of $140 million to swap U.S. dollars to Euros. This swap hedges the variability of the cash flows on $140 million or 80% of the debt issuance, due to changes in the exchange rates over the life of the debt instrument and thus has been designated as a foreign currency cash flow hedge. This swap had negative fair values of $18 million and $6 million on September 30, 2004 and 2003, respectively and is included in other liabilities. There was no charge to earnings for the period ended September 30, 2004 and 2003 and Cabot does not expect to reclass any gains or losses from accumulated other comprehensive income to earnings within the next twelve months.

      The Cabot subsidiary also entered into two swaps in September 2003 on the remaining issuance of $35 million or 20% of the bond issuance. The first was a swap on the fixed rate coupon of 5.25% to the six-month U.S. LIBOR plus a spread of 62 basis points. The variable interest rate on the swap resets with the terms of the bond coupon payments. This swap has been designated as a fair value hedge and had a nominal fair value on September 30, 2004 and 2003. The second swap on the $35 million bond issuance was U.S. dollars at variable interest rates to Euros at variable interest rates. This swap also has been designated as a fair value hedge and had a negative fair values of $3 million and $1 million on September 30, 2004, and 2003, respectively, which is included in other liabilities. The interest rate swaps were determined to be highly effective and a nominal amount of ineffectiveness was recorded in earnings during the period ended September 30, 2004 and 2003.

      Yen Debt — Cabot uses both yen based debt and cross currency swaps to hedge its net investment in Japanese subsidiaries against adverse movements in exchange rates. At September 30, 2004, Cabot had two, three-year cross currency swaps maturing in October 2005, which in total swapped $41 million at the three-month U.S. LIBOR interest rates for 5 billion Japanese yen at the three-month yen LIBOR interest rates. Cabot receives semi-annual interest payments on the $41 million at the three-month U.S. dollar LIBOR interest rates and makes semi-annual interest payments on 5 billion yen at three-month Japanese yen LIBOR interest rates. The cross currency swaps had negative fair values of $5 million and $4 million at September 30, 2004 and 2003, respectively, and is included in other liabilities. The change in the fair value of the cross currency swap of negative $1 million for the twelve months ended September 30, 2004 has been recorded as a foreign currency translation loss in accumulated other comprehensive income, offsetting foreign currency translation gains of Cabot’s yen denominated net investments. The effectiveness of these hedges is based on changes in the spot foreign exchange rates and the balance of Cabot’s yen denominated net investments. As of September 30, 2004, the cross currency swaps reduced Cabot’s interest rate by 1.75% on the notional amount of $41 million. The amount of net losses recorded in earnings for the period related to the ineffectiveness of the hedges was nominal.

      The 9.3 billion yen debt ($84 million) has been designated as a net investment hedge. At September 30, 2004 and 2003, $9 million was included as a charge to cumulative translation adjustment with a corresponding amount in other liabilities related to the revaluation of the debt from yen to USD.

      In addition to the cross currency swaps discussed above, Cabot has two outstanding interest rate swaps with an aggregate notional amount of 9.3 billion yen ($84 million). The swaps are variable-for-fixed rate swaps of the quarterly interest payments on the related debt and mature in fiscal 2008. These swaps hedge the variability of the cash flows caused by changes in interest rates over the life of the debt instrument and thus have been designated as cash flow hedges. Changes in the value of the effective portion of cash flow hedges are reported in other comprehensive income, while the ineffective portion is reported in earnings. The swaps had a positive fair value of zero and $1 million on September 30, 2004 and 2003, respectively and are included in other assets. There was no charge to earnings for the period ended September 30, 2004 and 2003. Within the next twelve months, Cabot does not expect to reclass any gains or losses from accumulated other comprehensive income to earnings.

Note L.     Fair Value of Financial Instruments

      The carrying amounts and fair values of the Company’s financial instruments at September 30, 2004 and 2003 are as follows:

	2004		2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

(Dollars in millions)
Assets:
Cash and cash equivalents	$159	$159	$247	$247
Foreign exchange contracts	—	—	2	2
Fair value hedge interest rate swaps	2	2	4	4
Cash flow hedge interest rate swaps	—	—	1	1
Liabilities:
Notes payable to banks — short-term	$24	$24	$15	$15
Long-term debt — fixed rate	428	464	470	512
Long-term debt — floating rate	84	84	84	84
Cross currency net investment hedges	5	5	4	4
Foreign currency fair value hedge	3	3	1	1
Foreign currency cash flow hedge	18	18	6	6

      At September 30, 2004 and 2003, the fair values of cash, cash equivalents, accounts receivables, accounts payable and notes payable to banks approximated carrying values because of the short-term nature of these instruments. The estimated fair values of the derivative instruments as described in Note K are estimated based on the amount that Cabot would receive or pay to terminate the agreements at the respective year-ends. The derivative instruments are carried at fair value. The fair value of Cabot’s fixed rate long-term debt is estimated based on quoted market prices at the end of each fiscal year. The carrying amounts of Cabot’s floating rate long-term debt approximate their fair value. Considerable judgement is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cabot could realize in a current market exchange.

Note M.     Employee Benefit Plans

      Cabot provides both defined benefit and defined contribution plans for its employees. The defined benefit plans consist of the Cabot Cash Balance Plan (“CBP”) and several foreign pension plans. The defined contribution plans consist of the Cabot Retirement Savings Plan (“RSP”) and several foreign plans. Cabot also provides postretirement benefit plans, which include medical coverage and life insurance. The information provided below includes a brief summary of the plans.

Defined Contribution Plans

Retirement Savings Plan

      The RSP is a U.S. defined contribution plan, which encourages long-term systematic savings and provides funds for retirement or possible earlier needs. The RSP has two components, a 401(k) plan and an Employee Stock Ownership Plan.

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

Employee Stock Ownership Plan

      Subject to collective bargaining agreements, all employees of Cabot and its participating subsidiaries in the U.S. are eligible to participate in the ESOP. Under the ESOP, which is 100% Company funded, Cabot allocates 742.6 shares of convertible preferred stock to participant accounts on a quarterly basis. The allocation is generally between 4% and 8% of a participant’s eligible compensation. The allocation to each participant is based on the value of Cabot’s preferred stock, the number of shares allocated as dividends, and the participant’s total eligible compensation. If the amount of the participant allocation were to fall below 4%, Cabot would make an additional contribution to bring the total value to 4% for the participant. At September 30, 2004, 19,316 shares have been allocated to participants and 28,218 shares are unallocated. The ESOP is accounted for in compliance with SOP 76-3, “Accounting Practices for Certain Employee Stock Ownership Plans”.

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

      The issued shares of Series B ESOP Convertible Preferred Stock receive preferential and cumulative quarterly dividends and are ranked as to dividends and liquidation prior to Cabot’s Series A Junior Participating Preferred Stock and common stock. For purposes of calculating diluted earnings per share, the Series B ESOP Convertible Preferred Stock is assumed to be converted to common stock based on the conversion rate. At September 30, 2004, 7 million shares of Cabot’s common stock were reserved for conversion of the Series B ESOP Convertible Preferred Stock.

      Cabot is the guarantor for the outstanding debt held by the ESOP as described in Note J. Cabot contributed $3 million in 2004 and $2 million in 2003 and 2002 to the ESOP to service the debt. Dividends on ESOP shares used for debt services were $4 million in 2004, 2003 and 2002. In addition, actual interest incurred on debt associated with the ESOP was $4 million in 2004, 2003 and 2002.

      Cabot recognized expenses related to all defined contribution plans in the amounts of $8 million in 2004, $10 million in 2003 and $7 million in 2002.

Defined Benefit Plans

      Defined benefit plans provide pre-determined benefits to employees to be distributed for future use upon retirement. At September 30, 2004, Cabot has pension assets exceeding obligations of $6 million in the U.S. pension plans. At September 30, 2004, Cabot has pension obligations exceeding assets by $48 million in the foreign plans. The total U.S. and foreign pension plans have obligations exceeding assets of $42 million. Cabot is making all required contributions to the plans. Cabot has reinsurance assets of $12 million and $11 million at September 30, 2004 and 2003, respectively, that Cabot has designated to fund pension obligations for a foreign plan. These assets do not qualify as plan assets under FAS No. 87 because they are not specifically segregated or restricted for use to fund the defined benefit plan obligation, and accordingly, the assets are not shown in the funded status at September 30, 2004 and 2003.

      Measurement of defined benefit pension expense is based on assumptions used to value the defined benefit pension liability at the beginning of the year. The CBP and certain foreign pension plans use the straight-line method of amortization over five years for the unrecognized net gains and losses. In fiscal 2004 and 2003, Cabot used a June 30 measurement date for all U.S. and foreign plan obligations and assets.

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

      Cabot provides similar benefits to employees in certain other foreign locations through several other foreign defined benefit plans.

Supplemental Executive Plans

      Cabot has Supplemental Executive Retirement Plans (“SERP”) to provide benefits to certain executive officers, other officers and employees of the Company. These plans are non-qualified. The Supplemental Retirement Savings Plan (“SRSP”) and the Supplemental Cash Balance Plan (“SCBP”) collectively the SERP’s, were established to provide benefits to highly compensated employees in circumstances in which the maximum limits established under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code prevent them from receiving some of the benefits provided under the qualified RSP and CBP.

      The obligations in connection with the supplemental plans were $19 million as of September 30, 2004 and 2003 and have been recorded in other liabilities.

Postretirement Benefit Plans

      Cabot also has postretirement benefit plans that provide certain health care and life insurance benefits for retired employees. Typical of such plans, the Cabot postretirement benefit plans are unfunded. Cabot funds the plans as claims or insurance premiums come due, as plans are not required to have assets for this obligation. The current accumulated benefit obligation for U.S. postretirement benefit plans is $103 million and for foreign postretirement benefit plans is $10 million. Cabot has, however, accrued $84 million for the U.S. plans and $8 million for the foreign plans, for this liability at September 30, 2004.

      Measurement of postretirement benefit expense is based on assumptions used to value the postretirement benefit liability at the beginning of the year. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The health care trend rates are reducing gradually to the ultimate rates and have been achieved for all but one U.S. plan and one foreign plan in 2004. The current weighted-average assumed health care cost trend rate is 10.0% for U.S. plans and 8.1% for foreign plans. The ultimate weighted-average health care cost trend rate has been designated as 5.0% for U.S. plans and 6.6% for foreign plans. A one-percentage point change in the 2004 assumed health care cost trend rate would have the following effects:

	1-Percentage-Point

	Increase		Decrease

	U.S.	Foreign	U.S.	Foreign

(Dollars in millions)
Effect on total of service and interest cost components	$1	$—	$(1)	$—
Effect on postretirement benefit obligation	$1	$1	$(4)	$(1)

      The following provides a reconciliation of benefit obligations, plan assets, the funded status and weighted-average assumptions of the defined benefit pension and postretirement benefit plans:

	Years Ended September 30

	2004		2003		2004		2003

	Pension Benefits				Postretirement Benefits

	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign

(Dollars in millions)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$133	$190	$115	$143	$111	$10	$107	$8
Service cost	6	6	5	5	3	—	2	—
Interest cost	7	10	7	9	6	1	7	—
Plan participants’ contribution	—	1	—	1	1	—	—	1
Amendments	—	—	—	—	(8)	—	—	—
Foreign currency exchange rate changes	—	12	—	21	—	1	1	—
Loss from changes in actuarial assumptions	(8)	(9)	16	18	(1)	(1)	2	3
Benefits paid	(11)	(13)	(10)	(9)	(9)	(1)	(8)	—
Termination benefits	—	—	—	2	—	—	—	—
Settlements	—	—	—	—	—	—	—	(2)

Benefit obligation at end of year	$127	$197	$133	$190	$103	$10	$111	$10

	Years Ended September 30

	2004		2003		2004		2003

	Pension Benefits				Postretirement Benefits

	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign

(Dollars in millions)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$116	$124	$124	$120	$—	$—	$—	$—
Actual return on plan assets	17	16	2	(14)	—	—	—	—
Employer contribution	11	11	—	9	8	1	7	—
Plan participants’ contribution	—	1	—	1	1	—	1	—
Foreign currency exchange rate changes	—	9	—	15	—	—	—	—
Benefits paid	(11)	(12)	(10)	(8)	(9)	(1)	(8)	—
Termination benefits	—	—	—	1	—	—	—	—

Fair value of plan assets at end of year	$133	$149	$116	$124	$—	$—	$—	$—

Funded status	$6	$(48)	$(17)	$(66)	$(103)	$(10)	$(111)	$(10)
Unrecognized transition amount	—	(1)	—	(1)	—	—	—	—
Unrecognized prior service cost	5	1	6	1	(10)	—	(2)	—
Unrecognized net (gain) loss	(14)	47	1	62	27	2	30	2
Fourth quarter contributions	—	1	10	1	2	—	2	—

Recognized liability	$(3)	$—	$—	$(3)	$(84)	$(8)	$(81)	$(8)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Prepaid benefit cost	$5	$14	$7	$1	$—	$—	$—	$—
Accrued benefit liabilities	(8)	(35)	(7)	(46)	(84)	(8)	(81)	(8)
Intangible asset	—	—	—	1	—	—	—	—
Accumulated other comprehensive loss	—	21	—	41	—	—	—	—

Net amount recognized	$(3)	$—	$—	$(3)	$(84)	$(8)	$(81)	$(8)

      The following assumptions were used to determine the benefit obligations at September 30:

	Assumptions as of September 30

	2004		2003		2004		2003

	Pension Benefits				Postretirement Benefits

	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign

Discount rate	5.8%	5.5%	5.5%	5.1%	5.8%	5.9%	5.5%	5.6%
Expected rate of return on plan assets	7.8%	6.0%	7.8%	6.2%	N/A	N/A	N/A	N/A
Assumed rate of increase in compensation	4.8%	3.6%	4.8%	3.4%	N/A	N/A	N/A	N/A
Assumed annual rate of increase in health care benefits	N/A	N/A	N/A	N/A	10.0%	8.1%	11.0%	7.2%

      Net periodic defined benefit pension and other postretirement benefit costs include the following components:

	Years Ended September 30

	2004		2003		2002		2004		2003		2002

	Pension Benefits						Postretirement Benefits

	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign

(Dollars in millions)
Service cost	$6	$6	$5	$5	$8	$4	$3	$—	$2	$—	$2	$6
Interest cost	7	10	7	9	7	8	6	—	6	1	7	—
Expected return on plan assets	(10)	(9)	(11)	(9)	(11)	(9)	—	—	—	—	—	—
Amortization of transition asset	—	—	—	—	(1)	—	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	(1)	—	—	—	—	—
Recognized losses (gains)	(1)	4	(2)	3	(2)	—	2	—	1	—	1	—
Settlements or termination benefits	—	—	—	2	1	—	1	—	—	(2)	—	—

Net periodic benefit cost (benefit)	$2	$11	$(1)	$10	$2	$3	$11	$—	$9	$(1)	$10	$6

      For those plans where the accumulated benefit obligation exceeded the related fair value of plan assets, the accumulated benefit obligation and fair value of plan assets for Cabot’s pension benefits are as follows:

	2004		2003

	U.S.	Foreign	U.S.	Foreign

(Dollars in millions)
Accumulated benefit obligation	$5	$96	$6	$152
Fair value of plan assets	$—	$65	$—	$109

      For those plans where the projected benefit obligation exceeded the related fair value of plan assets, the projected benefit obligation and fair value of plan assets for Cabot’s pension benefits are as follows:

	2004		2003

	U.S.	Foreign	U.S.	Foreign

(Dollars in millions)
Projected benefit obligation	$6	$184	$133	$179
Fair value of plan assets	$—	$133	$116	$111

      The accumulated benefit obligation was $118 million for the U.S. plans and $172 million for the foreign plans as of September 30, 2004 and $121 million for the U.S. plans and $163 million for the foreign plans at September 30, 2003.

      The termination benefits, accounted for under FAS No. 88 for fiscal 2003 represent special termination benefits for retired employees in two foreign defined benefit pension plans.

      The settlement recorded in fiscal 2003 for postretirement benefits represents the termination of a foreign plan for certain participants as well as a decrease in the percentage of employer participation for the remaining participants in this foreign plan.

Plan Assets

      Cabot’s investment strategy for each of its defined benefit plans in the U.S. and abroad is generally based on a Statement of Investment Objectives and Policies which sets investment objectives, time horizons and risk tolerance levels consistent with plan liabilities. Periodic studies are performed to determine the asset mix that will meet pension obligations at a reasonable cost to the Company. The assets of the worldwide-defined benefit plans are comprised principally of investments in equity and high quality fixed income securities, which are broadly diversified across the capitalization and style spectrum and are managed using both active and passive strategies. The target allocation for U.S. plans is 60%-70% in equity and 30%-40% in fixed income. At year-end, the weighted average allocation for foreign plans was 53% in equity and 47% in fixed income.

      The Company’s defined benefit pension plans weighted-average asset allocations at September 30, 2004 and 2003, by asset category are as follows:

	Pension Assets

	September 30

	2004		2003

	U.S.	Foreign	U.S.	Foreign

Asset Category:
Equity securities	69%	55%	69%	51%
Debt securities	31%	42%	31%	46%
Real estate	0%	1%	0%	1%
Other	0%	2%	0%	2%

Total	100%	100%	100%	100%

      To develop the expected long-term rate of return on plan assets assumption, the Company used a Capital Asset Pricing model. The model considers the current level of expected returns on risk-free investments comprised of government bonds, the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return for each country.

          Contributions

      The Company expects to contribute approximately $1 million to its U.S. pension plans and $9 million to its foreign plans in fiscal 2005.

          Estimated Future Benefit Payments

      The Company expects to make the following benefit payments:

			Postretirement
	Pension Benefits		Benefits

	U.S.	Foreign	U.S.	Foreign

(Dollars in millions)
Years Ended:
2005	$10	$12	$9	$—
2006	9	13	9	1
2007	9	13	9	1
2008	11	16	9	1
2009	10	16	8	1
2010-2014	53	87	40	4

Note N.     Equity Incentive Plans

      Cabot has an Equity Incentive Plan for key employees. In December 1995, the Board of Directors adopted, and in March 1996, Cabot stockholders approved, the 1996 Equity Incentive Plan. In November 1998, the Board of Directors adopted, and in March 1999, Cabot stockholders approved, the 1999 Equity Incentive Plan. Under these plans, Cabot can make various types of stock and stock-based awards, the terms of which are determined by Cabot’s Compensation Committee. Awards under the plans have been made primarily as part of Cabot’s Long-Term Incentive Program. These awards consisted of restricted stock, which could be purchased at a price equal to 40% under the 1996 plan or 30% under the 1999 plan of the fair market value on the date of the award, or nonqualified stock options exercisable at the fair market value of Cabot’s common stock on the date of the award. Variations of the restricted stock awards are made to international employees in order to provide benefits comparable to U.S. employees. The awards generally vest on the third anniversary of the grant for participants then employed by Cabot, and the options generally expire five years from the date of grant.

      There are approximately 2 million shares available for future grants at September 30, 2004 under the plans.

      The following table summarizes the plans’ restricted stock activity from September 30, 2001 through September 30, 2004:

		Weighted-
		Average
	Restricted	Purchase
	Stock	Price

	(Shares in thousands)
Outstanding at September 30, 2001	2,924	$8.22
Granted	1,149	7.54
Vested	(590)	7.82
Canceled	(281)	8.05

Outstanding at September 30, 2002	3,202	$8.08
Granted	1,229	8.09
Vested	(992)	7.14
Canceled	(323)	8.56

Outstanding at September 30, 2003	3,116	$8.33
Granted	1,328	9.83
Vested	(992)	9.36
Canceled	(177)	7.12

Outstanding at September 30, 2004	3,275	$8.69

Restricted Stock

      In conjunction with the issuance of restricted stock under the plan, certain employees may elect to participate in the Cabot Loan Program for payment of the 30% of 40% aggregate fair market value of the restricted stock issued on the date of grant. The notes issued under the Cabot Loan Program are full recourse notes that bear interest at 5.5% per annum on the principal amount. All participants are required to make the quarterly interest payments on the loan as well as repay the full principal amount upon the maturity of the note three years after issuance. Beginning with the awards issued in 2002, Cabot’s executive officers are not eligible to participate in the loan program. At September 30, 2004, 2003 and 2002, the balance of the notes receivable for restricted stock was $19 million, $21 million, and $23 million, respectively.

Stock Options

      The following table summarizes the plans’ stock option activity from September 30, 2001 through September 30, 2004:

		Weighted-
		Average
	Stock	Exercise
	Options	Price

	(Options in
	thousands)
Outstanding at September 30, 2001	1,856	$18.67
Granted	401	26.40
Exercised	(301)	16.57
Canceled	(102)	22.36

Outstanding at September 30, 2002	1,854	$20.48
Granted	212	28.00
Exercised	(613)	16.46
Canceled	(62)	25.89

Outstanding at September 30, 2003	1,391	$23.16
Granted	188	33.40
Exercised	(419)	17.43
Canceled	(99)	30.34

Outstanding at September 30, 2004	1,061	$26.56

      Options outstanding at September 30, 2004 were as follows:

	Options Outstanding

				Vested Options
		Weighted-Average
					Weighted-
	Thousands		Remaining	Thousands	Average
Range of	of Options	Exercise	Contractual	of Vested	Exercise
Exercise Price	Outstanding	Price	Life Years	Options	Price

10.83 - 10.83	105	$10.83	0.11	105	$10.83
15.50 - 15.57	91	$15.56	0.55	91	$15.56
26.40 - 26.40	340	$26.40	2.60	—	$—
28.00 - 28.00	200	$28.00	3.60	—	$—
33.40 - 33.40	188	$33.40	4.62	—	$—
34.87 - 34.87	137	$34.87	1.61	137	$34.87

Total Options	1,061	$26.56	2.60	333	$22.00

      The estimated weighted-average fair value of the options granted during fiscal 2004, 2003 and 2002 were $11.00, $8.86, and $9.99 per option share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended September 30

	2004	2003	2002

Expected stock price volatility	44%	46%	48%
Risk free interest rate	3.7%	2.2%	4.0%
Expected life of options	4 years	4 years	3 years
Expected annual dividends	$0.60	$0.52	$0.52

Note O.     Guarantee Agreements

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

Note P.     Restructuring

      In May 2003, Cabot initiated a European restructuring plan to reduce costs, enhance customer service and create a stronger and more competitive organization. The European restructuring initiatives are all related to the Chemical Business segment and included the closure of Cabot’s carbon black manufacturing facility in Zierbena, Spain, the consolidation of administrative services for all European businesses in one shared service center, the implementation of a consistent staffing model for all manufacturing facilities in Europe, and the discontinuance of two energy projects. As of September 30, 2004, Cabot expects the restructuring initiatives to result in a pre-tax charge to earnings of approximately $63 million. The $63 million of estimated charges includes approximately $29 million for severance and employee benefits, $8 million for asset retirement obligations at the Zierbena, Spain facility, $5 million for asset impairments associated with the discontinuance of an energy project, $12 million for accelerated depreciation on the Zierbena, Spain facility and $9 million for the realization of foreign currency translation adjustments. As of September 30, 2004, Cabot recorded $52 million of European restructuring charges and expects to record an additional $2 million over the next six to nine months. At September 30, 2004, $9 million of foreign currency translation adjustments existed and will be realized upon substantial liquidation of the entity. As part of the restructuring initiative approximately 220 employees have been terminated over this period.

      Of the $5 million severance and employee benefits reserve included in the tables below, approximately $1 million relates to a fiscal 2003 reduction in workforce in North America. As of September 30, 2004, the unpaid balance of the restructuring costs is included in accrued expenses in the consolidated balance sheet.

      Details of the activity of the restructuring reserve during the current period are as follows:

	Severance
	and	Asset
	Employee	Retirement
	Benefits	Obligations	Total
(Dollars in millions)
Beginning Reserve at October 1, 2002	$—	$—	$—
Charges	27	7	34
Cash Paid	(15)	—	(15)

Reserve at September 30, 2003	$12	$7	$19
Charges	5	1	6
Cash Paid	(12)	(3)	(15)

Reserve at September 30, 2004	$5	$5	$10

      The restructuring charges relate to severance and employee benefits for the involuntary termination benefits at various European locations for 37 employees during fiscal 2004. Restructuring costs were recorded in the consolidated statement of income for the years ended September 30, 2004 and 2003 as follows:

	September 30

	2004	2003
(Dollars in millions)
Cost of sales	$5	$36
Selling and administrative expenses	1	14
Research and technical expenses	—	1

Total	$6	$51

Note Q.     Stockholders’ Equity

      The following table summarizes Cabot’s stock activity:

	Years Ended September 30

	2004	2003	2002

Preferred Stock (in thousands)
Beginning of year	70	73	75
Converted preferred stock	(6)	(3)	(2)

End of year	64	70	73

Preferred Treasury Stock (in thousands)
Beginning of year	17	17	16
Purchased preferred treasury stock	—	—	1

End of year	17	17	17

Common Stock (in millions)
Beginning of year	62	62	63
Issued common stock	2	2	1
Purchased and retired common stock	(2)	(2)	(3)
Converted preferred stock	1	—	1

End of year	63	62	62

Common Treasury Stock (in thousands)
Beginning of year	163	166	—
Issued common treasury stock	(2)	(4)	(12)
Purchased common treasury stock	1	1	178

End of year	162	163	166

      In May 2004, the Board of Directors authorized Cabot to purchase up to 5 million shares of Cabot Corporation common stock, superseding the authorization approved in May 2002 increasing the then current repurchase authorization to up to 12.6 million shares. Approximately 6 million shares have been repurchased pursuant to this and prior authorizations during the three fiscal years ended September 30, 2004. Approximately 4 million shares remain available for repurchase under the current authorization.

      In fiscal 2002, a portion of the common stock that the Company repurchased was designated to be held in treasury for use in the SRSP. The SRSP is a non-qualified plan which is intended to provide supplemental benefits to highly compensated employees who are otherwise limited by Internal Revenue Service (“IRS”) benefit maximums. Contributions to the plan are generally based on pay in excess of the IRS maximum and the RSP match and ESOP formula described in Note M. Effective January 1, 2002, participants receive distributions of their vested account balance in the form of shares of Cabot common stock.

      In November 1995, Cabot declared a dividend of one Preferred Stock Purchase Right (“Right”) for each outstanding share of Cabot’s common stock. Each Right entitles the holder, upon the occurrence of certain specified events, to purchase from Cabot one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $200 per share. The Right further provides that each Right will entitle the holder, upon the occurrence of certain other specified events, to purchase from Cabot its common stock having a value of twice the exercise price of the Right. In addition, upon the occurrence of certain other specified events, the Right will entitle the holder to purchase from another entity into which Cabot was merged or which acquired 50% or more of Cabot’s assets or earnings power, common stock of such other entity having a value of twice the exercise price of the Right. The Right may generally be redeemed by Cabot at a price of $0.01 per Right. The Rights are not presently exercisable and will expire on November 10, 2005.

      During 2004, 2003 and 2002, Cabot paid cash dividends of $77.50 per share of Series B ESOP preferred stock and $0.60, $0.54 and $0.52, respectively, per share of common stock.

Comprehensive Income

      The pre-tax, tax and after-tax effects of the components of other comprehensive income (loss) are shown below:

	Years Ended September 30

	Pre-tax	Tax	After-tax
(Dollars in millions)
2002
Foreign currency translation adjustments	$11	$—	$11
Unrealized holding loss arising during the period on marketable securities	(9)	3	(6)
Minimum pension liability adjustment	(10)	3	(7)

Other comprehensive loss (income)	$(8)	$6	$(2)

2003
Foreign currency translation adjustments	$63	$—	$63
Unrealized holding gain arising during the period on marketable securities	12	(4)	8
Unrealized holding loss arising during the period on derivative instruments(1)	(1)	—	(1)
Minimum pension liability adjustment	(32)	10	(22)

Other comprehensive income	$42	$6	$48

2004
Foreign currency translation adjustments	$27	$—	$27
Unrealized holding loss arising during the period on marketable securities(1)	(12)	5	(7)
Unrealized holding loss arising during the period on derivative instruments	(7)	2	(5)
Minimum pension liability adjustment	20	(6)	14

Other comprehensive income	$28	$1	$29

(1)	During the first six months of fiscal 2003, Cabot recorded a pre-tax impairment charge of $22 million in other charges because of a significant decline in the fair market value of the Sons of Gwalia and another investment. This decline in fair market value was deemed to be other than temporary and the impairment charge was recognized as a charge to earnings. The loss was recognized and the book value of these two investments was reduced from the cost value of $34 million to $12 million. Subsequent to the impairment charges during fiscal 2003, an unrealized gain of $12 million was recorded due to the increase of the fair market value of the Sons of Gwalia stock investment. Additionally, there was a gain on the foreign currency translation of the investment of $1 million, which along with the unrealized gain, was excluded from earnings and reported as a component of stockholders’ equity. During the fourth quarter of fiscal 2004, Cabot recorded an additional pre-tax impairment charge of $12 million in other charges related to the value of its investment in the Sons of Gwalia stock. Sons of Gwalia stock was suspended from trading after the Company appointed voluntary administrators. The loss was recognized and the book value of this investments was reduced to zero.

      The balance of related after-tax components comprising accumulated other comprehensive income (loss) are summarized below:

	September 30

	2004	2003
(Dollars in millions)
Foreign currency translation adjustments	$(30)	$(57)
Unrealized holding gain on marketable securities	1	8
Unrealized holding loss on derivative instruments	(6)	(1)
Minimum pension liability adjustment	(15)	(29)

Accumulated other comprehensive loss	$(50)	$(79)

Note R.     Earnings Per Share

      Basic and diluted earnings per share (“EPS”) were calculated as follows:

	Years Ended September 30

	2004	2003	2002
(Dollars in millions, except per share amounts)
Basic EPS:
Income available to common shares (numerator)	$121	$77	$103

Weighted-average common shares outstanding	62	62	62
Less: contingently issuable shares	(3)	(3)	(3)

Adjusted weighted-average shares (denominator)	59	59	59

Basic EPS	$2.07	$1.32	$1.76

Diluted EPS:
Income available to common shares	$121	$77	$103
Dividends on preferred stock	3	3	3

Income available to common shares plus assumed conversions (numerator)	$124	$80	$106

Weighted-average common shares outstanding	59	59	59
Effect of dilutive securities:(a)
Assumed conversion of preferred stock	7	8	8
Common shares issuable(b)(c)	2	3	4

Adjusted weighted-average shares (denominator)	68	70	71

Diluted EPS	$1.82	$1.14	$1.50

(a)	At September 30, 2004, 2003 and 2002, 0.1 million, 0.8 million and 0.3 million, respectively, of options to purchase shares of common stock outstanding were not included in the calculation of diluted earnings per share because those options’ exercise price was greater than the average market price of common shares.

(b)	Represents restricted stock and stock options issued under Cabot Equity Incentive Plans.

(c)	Commencing in fiscal 2004, Cabot has adjusted its calculation of diluted shares outstanding to reflect the number of shares the Company could repurchase with the assumed proceeds from restricted stock awards under the Company’s Long Term Incentive Program. Prior periods have not been adjusted because the adjustment would not have been material.

Note S.     Income Taxes

      Income before income taxes was as follows:

	Years Ended September 30

	2004	2003	2002

(Dollars in millions)

Income from continuing operations:
Domestic	$43	$38	$68
Foreign	121	56	66

	164	94	134
Income from discontinued businesses	1	7	2

Total	$165	$101	$136

      Taxes on income consisted of the following:

	Years Ended September 30

	2004	2003	2002

(Dollars in millions)

U.S. federal and state:
Current	$(3)	$21	$9
Deferred	6	(18)	2

Total	3	3	11

Foreign:
Current	41	27	25
Deferred	(5)	(13)	(6)

Total	36	14	19

Total U.S. and foreign	39	17	30
(Benefit) provision from discontinued businesses	(1)	2	1

Total	$38	$19	$31

      The provision for income taxes at Cabot’s effective tax rate differed from the provision for income taxes at the statutory rate as follows:

	Years Ended September 30

	2004	2003	2002

(Dollars in millions)

Continuing Operations:
Computed tax expense at the federal statutory rate	$57	$33	$46
Foreign income:
Impact of taxation at different rates, repatriation and other	(16)	(9)	(13)
Impact of foreign losses for which a current tax benefit is not available	3	4	6
State taxes, net of federal effect	—	—	—
Extraterritorial income exclusion/foreign sales corporation	(6)	(7)	(8)
U.S. and state benefits from research and experimentation activities	(1)	(2)	(2)
Competent authority relief	(7)	—	—
Valuation allowance on Sons of Gwalia investment loss	8	—	—
Other, net	1	(2)	1

Total Continuing Operations	39	17	30
(Benefit) Provision from discontinued businesses	(1)	2	1

Provision for income taxes	$38	$19	$31

      Significant components of deferred income taxes were as follows:

	September 30

	2004	2003

(Dollars in millions)

Deferred tax assets:
Depreciation and amortization	$34	$45
Pension and other benefits	82	74
Environmental matters	10	10
Restructuring related charges	5	13
Investments	13	8
Inventory	25	23
Deferred revenue	4	5
Net operating loss and other tax carryforwards	35	30
Other	31	20

Subtotal	239	228
Valuation allowances	(30)	(19)

Total deferred tax assets	$209	$209

Deferred tax liabilities:
Depreciation and amortization	$93	$95
Pension and other benefits	26	19
Restructuring related charges	5	4
Investments	—	5
State and local taxes	1	1
Inventory	—	2
Other	31	27

Total deferred tax liabilities	$156	$153

      In 2004, Cabot recorded a benefit for the favorable resolution of a Competent Authority filing. Competent Authority is an administrative procedure provided in tax treaties to mitigate the potential double taxation arising from audit adjustments made by one tax jurisdiction with respect to cross border transactions.

      Approximately $132 million of net operating losses and other tax carryforwards remain at September 30, 2004. Of this amount, $66 million will expire in the years 2005 through 2011, $12 million will expire in years after 2011 and $54 million can be carried forward indefinitely. The benefits of these carryforwards are dependent upon taxable income during the carryforward period in those foreign jurisdictions where they arose. Accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized.

      The valuation allowance at September 30, 2004 and 2003 represent management’s best estimate of the non-recoverable portion of the deferred tax assets. The valuation allowance increased by $11 million in 2004 due to the uncertainty of the ultimate realization of certain future tax benefits and net operating losses reflected as deferred tax assets.

      Provisions have not been made for U.S. income taxes or non-U.S. withholding taxes on approximately $105 million of undistributed earnings of non-U.S. subsidiaries, as these earnings are considered indefinitely reinvested. These earnings could become subject to U.S. income taxes and non-U.S. withholding taxes if they were remitted as dividends, were loaned to Cabot or a U.S. subsidiary, or if Cabot should sell its stock in the subsidiaries.

      Cabot has filed its tax returns in accordance with the tax laws in each jurisdiction and maintains tax reserves for differences between actual results and estimated income taxes for exposures that can be reasonably estimated. In the event that actual results are significantly different from those estimates, Cabot’s provision for income taxes could be significantly impacted.

Note T.     Supplemental Cash Flow Information

      Cash payments for interest and taxes were as follows:

	Years Ended September 30

	2004	2003	2002
(Dollars in millions)
Income taxes paid	$36	$33	$15
Interest paid	$27	$22	$27

      Cabot issued restricted stock for notes receivable of $13 million, $7 million and $7 million in 2004, 2003 and 2002, respectively.

Note U.     Commitments & Contingencies

Operating Lease Commitments

      Cabot leases certain transportation vehicles, warehouse facilities, office space, machinery and equipment under operating cancelable and non-cancelable leases, most of which expire within ten years and may be renewed by Cabot. Rent expense under such arrangements for 2004, 2003 and 2002 totaled $9 million,

$12 million and $11 million, respectively. Future minimum rental commitments under non-cancelable leases are as follows:

(Dollars in millions)
2005	$10
2006	9
2007	8
2008	7
2009	8
2010 and thereafter	25

Total future minimum rental commitments	$67

Other Long-Term Commitments

      Cabot has entered into long-term purchase agreements for various key raw materials in the Supermetals and Chemical Business segments. The purchase commitments for the Supermetals segment covered by these agreements are with suppliers and are estimated to aggregate approximately $83 million for the periods 2005 through 2009. Purchases under these agreements are expected to be approximately $79 million, $1 million, $1 million, $1 million and $1 million for 2005, 2006, 2007, 2008 and 2009, respectively. Raw materials purchased under these agreements were $76 million in 2004 and $71 million in both 2003 and 2002. The purchase commitments for the Chemical Business covered by these agreements are with thirteen suppliers and are estimated to aggregate approximately $431 million for the periods 2005 through 2028. Purchases under these agreements are expected to be $80 million, $40 million, $40 million, $32 million, $28 million and $211 million for 2005, 2006, 2007, 2008, and 2009 and thereafter, respectively. Raw materials purchased under these agreements were $79 million, $62 million, and $66 million in 2004, 2003, and 2002, respectively.

      The Supermetals segment purchases a significant portion of its raw material under long-term supply contracts with Sons of Gwalia that are due to expire in 2005. During fiscal year 2004, Cabot exercised the option to renew one of the supply contracts commencing on January 1, 2006 for a period not to exceed five years. The price at which the raw materials will be purchased under the contract extension is still being negotiated and therefore the purchase commitment can not be estimated.

      Cabot has long-term supply agreements with certain Supermetals customers. During 2004 and 2003, these supply agreements consisted of contracts with four customers which included agreed upon amounts of product to be supplied at agree upon prices. The supply agreements contributed approximately $218 million and $290 million of revenue in 2004 and 2003. Two of these customers’ contracts will expire during 2005 and 2006 and two of these customers’ contracts have been renegotiated to extend terms until 2009. Under the renegotiated contracts, Cabot will supply a fixed percentage of each of these customers’ annual volume purchases of product.

Contingencies

      Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

      As of September 30, 2004 and 2003, Cabot had $20 million and $23 million, respectively, reserved for environmental matters primarily related to divested businesses. In 2004 and 2003, there was $4 million and $2 million in accrued expenses and $16 million and $21 million, respectively, in other liabilities on the consolidated balance sheets. These amounts represent Cabot’s best estimates of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Charges for environmental expense of a nominal amount in 2004 and 2003 and $3 million in 2002 were included in other charges on the consolidated statements of income.

      At September 30, 2004, the operational and maintenance component of the $20 million reserve for environmental matters includes $5 million on a net present value basis or $7 million on an undiscounted basis. Cabot expects to make payments of $3 million from fiscal 2004 through 2009 and $4 million thereafter. A discount rate of 4.93% is used for the environmental liability at September 30, 2004. The book value of the liabilities will be accreted up to the undiscounted liability value through interest expense over the expected cash flow period.

      Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (1) AO’s insurance coverage for the period prior to the 1990 acquisition, and (2) a former owner’s indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982. Generally, these respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of respirators that are claimed to here been negligently designed or labeled.

      Neither Cabot, nor its past or present subsidiaries, at any time manufactured asbestos or asbestos-containing products. Moreover, not every person with exposure to asbestos giving rise to an asbestos claim used a form of respiratory protection. At no time did this respiratory product line represent a significant portion of the respirator market. In addition, other parties, including AO, AO’s insurers, and another former owner and its insurers (collectively, the “Payor Group”), are responsible for significant portions of the costs of these liabilities, leaving Cabot’s subsidiary with a portion of the liability in only some of the cases.

      The subsidiary disposed of the business in July 1995 by transferring it to a newly-formed joint venture called Aearo Corporation (“Aearo”) and retained an equity interest in Aearo. Cabot agreed to have the subsidiary retain liabilities allocable to respirators used prior to the 1995 transaction so long as Aearo pays Cabot an annual fee of $400,000. Aearo can discontinue payment of the fee at any time, in which case it will assume the responsibility for and indemnify us against the liabilities allocable to respirators manufactured and used prior to the 1995 transaction. We have no liability in connection with any products manufactured by Aearo after 1995. Between July 1995 and September 30, 2001, our total costs and payments in connection with these respirator liabilities did not exceed the total amounts received from Aearo. Since September 30, 2001, our total costs and payments in connection with these liabilities have exceeded the amount it has received from Aearo because of the significant increase in claims filed against AO beginning in calendar year 2001. In August 2003, Cabot and its subsidiary sold all of the subsidiary’s equity interest in Aearo for approximately $35 million. This sale did not alter the arrangements described above.

      As of December 31, 2002, there were approximately 50,000 claimants in pending cases asserting claims against AO in connection with respiratory products. As of September 30, 2003 and 2004 there were approximately 87,000 and 91,000 claimants respectively. A large portion of these new claims filed during 2003 were filed in Mississippi and appear to have been prompted by changes in Mississippi’s state procedural laws which caused claimants to file their claims prior to the effective date of these changes. Cabot has contributed to the Payor Groups’ defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use.

      In 2003, Cabot, through its outside legal advisors, retained the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm, to assist Cabot in quantifying its estimated share of this respirator liability for pending and future respirator claims. The methodology developed by HR&A addresses the complexities surrounding Cabot’s potential liability by making assumptions about future claimants with respect to periods of asbestos exposure and respirator use. Using those and other assumptions, HR&A estimated the number of future claims that would be filed and the related costs that would be incurred in resolving those claims. On this basis, HR&A then estimated the net present value of the share of these liabilities that reflected Cabot’s period of direct manufacture and our contractual obligations assuming that all other members of the Payor Group meet their obligations. Based on the HR&A estimates, Cabot recorded on a net present value basis a $20 million reserve during the third quarter of fiscal year 2003 to cover its estimated share of liability then pending and future respirator liability claims.

      In the fall of 2004, at our request, HR&A updated its computation of Cabot’s estimated liability for respirator matters. In doing so, HR&A generally used the same assumptions it had used previously but did add one additional payor to the Payor Group due to a change in certain circumstances. Based on HR&A’s revised estimates, Cabot reduced its reserve for these matters to $18 million on a net present value basis (or $32 million on an undiscounted basis) during the fourth quarter of fiscal year 2004. It is important to note that in estimating Cabot’s share of liability for these matters, the Company has excluded settlement data from the 2002 settlement of a large number of claims in Mississippi in estimating future claims values. This settlement data was excluded because the procedure by which claims values were established in that settlement was not in conformity with past practice. In this settlement, generally, the values paid for claims were established before the claims were actually asserted. As a result, payments made did not reflect substantial differences between the severity of claims. Including this data, therefore, would result in an unsupported increase in the projected settlement values for future cases involving non-malignant injury, which represent a significant majority of the pending and estimated future claims. However, had this settlement data been included in the estimation of future claim values Cabot’s estimated liability for pending and future respirator claim payments would have been $29 million on a net present value basis or $49 million on an undiscounted basis.

      Cabot’s current estimate of the cost of its share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) significant changes in the average cost of resolving claims, (iii) significant changes in the legal costs of defending these claims, (iv) changes in the nature of claims received, (v) changes in the law and procedure applicable to these claims, (vi) the financial viability of the Payor Group, and (vii) a determination that the Company’s interpretation of the contractual obligations on which it has estimated its share of liability is inaccurate. Cabot cannot determine the impact of these potential developments on its current estimate of its share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be higher than the reserved amount.

      The $18 million liability for respirator claims is recognized on a discounted basis using a discount rate of 6.00% which represents managements best estimate of the risk free rate to the cash flow payments of the liability that are projected thru 2049. The total expected aggregate undiscounted amount is $32 million. Cabot expects to pay approximately $2 million per year over the next five years with the remaining $22 million paid thereafter thru 2049. The book value of the liabilities will be accreted up to the undiscounted liability value through interest expense over the expected cash flow period.

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

      Cabot’s financial risk management policy prohibits entering into financial instruments for speculative purposes. All instruments entered into by Cabot are reviewed and approved by Cabot’s Financial Risk Management Committee, which is charged with enforcing Cabot’s financial risk management policy.

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

Interest Rates

      Cabot’s objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. Cabot is using interest rate swaps to adjust fixed and variable rate debt positions for the dollar, the Euro and the yen. For further details see Note K.

Foreign Currency

      Cabot’s international operations are subject to certain risks, including currency fluctuations and government actions. The Company’s Treasury function, under the guidance of the Financial Risk Management Committee, continuously monitors foreign exchange exposures, so that Cabot can respond to changing economic and political environments. Exposures primarily relate to assets and liabilities denominated in foreign currencies as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, Cabot utilizes short-term forward contracts to minimize the exposure to foreign currency risk. In 2004, 2003 and 2002 none of Cabot’s forward contracts were designated as hedging instruments under FAS No. 133. Cabot’s forward foreign exchange contracts are denominated primarily in the Euro, Japanese yen, British pound sterling, Canadian dollar, Australian dollar, and Indonesian Rupiah.

      At September 30, 2004 and 2003, Cabot had $102 million and $58 million in foreign currency forward contracts outstanding, respectively. For 2004, 2003 and 2002, the net realized gain associated with these types of instruments were $4 million, $1 million and zero, respectively. The net unrealized gain as of September 30, 2004 was zero, based on the fair value of the instruments. Gains and losses associated with foreign exchange contracts were not material to each respective period and are recorded in other (charges) income on the consolidated statements of income.

      Cabot also uses non-U.S. dollar denominated derivatives and non-derivative (foreign currency debt) financial instruments to hedge its foreign currency risk related to the Japanese yen and the Euro. For further details see Note K.

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

      During 2004, 2003 and 2002, Goodyear Tire and Rubber Company accounted for approximately 11% of Cabot’s annual consolidated net sales. No other customer individually represented more than 10% of net sales for any period presented. Cabot’s loss of this or other customers that may account for a significant portion of the Company’s sales, or any decrease in sales to any of these customers, could have a material adverse effect on Cabot’s business, financial condition or results of operations.

      Tire manufacturers in the Chemical segment and customers of the Supermetals segment comprise significant portions of Cabot’s trade receivable balance. The accounts receivable balance for these significant customers are as follows:

	September 30

	2004	2003
(Dollars in millions)
Tire manufacturers	$116	$102
Supermetals customers	$54	$53

      Cabot has not experienced significant losses in the past from these groups of customers. Cabot monitors its exposure to customer groups to minimize potential credit losses.

Employee Benefits

      Cabot provides defined benefit, defined contribution, and postretirement plans for its employees. Cabot is exposed to risk related to the defined benefit plan in the U.S. and several foreign defined benefit plans. Cabot is obligated to pay certain future benefits to employees under these plans. Cabot contributes to the plan assets each quarter based on the estimated future obligation. If the fair value of plan assets held for the defined benefit plans decreases due to market conditions, the expense to Cabot for providing these benefits could increase in future years. At September 30, 2004, the projected obligation for pension benefits was greater than the fair value of related plan assets by $48 million in the foreign plans and the fair value of plan assets are greater than related projected benefit obligations by $6 million for the U.S. plans. Cabot has a projected benefit obligation for pension benefits of $127 million for the U.S. plans and $197 million for foreign plans and a fair value of related plan assets of $133 million for the U.S. plans and $149 million for the foreign plans as described in Note M.

      Cabot funds the postretirement plans as claims or insurance premiums come due. The expense to Cabot for providing these benefits could increase in future years. At September 30, 2004, the accumulated postretirement benefit obligation is $103 million in U.S. plans and $10 million in foreign plans, of which $84 million in U.S. plans and $8 million in foreign plans is reserved for this liability.

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

Note W.     Subsequent Event

      On October 27, 2004, the Executive Committee of the Board of Directors authorized Cabot to implement a plan to shut down its Altona, Australia carbon black production plant, subject to any legally required consultation and notification processes. The decision to close the facility was driven by a number of factors including, in particular, Cabot’s raw materials supplier’s indication that it would cease supply in September 2005, as well as the decline of the carbon black market in Australia. The closure is planned to occur in early October 2005. Cabot is working to debottleneck certain of its Asia Pacific carbon black manufacturing plants in order to replace the 45,000 metric tons of production capacity in Altona.

      Cabot expects the closure plan will result in an estimated pre-tax charge to earnings of approximately $18 million over the next two years. Estimates of the total cost Cabot expects to incur for each major type of cost associated with the plan are:

(Dollars in millions)
Severance and employee benefits	$6
Accelerated depreciation of the facility assets	5
Asset retirement obligations (consisting mainly of demolition and site clearing costs)	5
Recognition of foreign currency translation adjustments	8
Offset by potential gain on sale of asset	(6)

18
Tax benefit	(6)

Total after tax charge	$12

      Net cash outlays related to the closure over the next two years are expected to be approximately $4 million, which includes the anticipated proceeds from the sale of certain assets.

Note X.     Financial Information by Segment & Geographic Area

Segment Information

      Under FAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, our businesses aggregate into three reportable segments. Cabot is organized into businesses to better direct its technical strengths and focus on key markets. Cabot’s business segment reporting under FAS No. 131 is consistent with the financial reporting structure incorporated in Cabot’s management reporting.

      The Chemical Business primarily produces carbon black, fumed metal oxides, inkjet colorants and aerogels. The revenues from each of these product lines are as follows:

	2004	2003	2002

(Dollars in millions)

Carbon black	$1,290	$1,158	$1,023
Fumed metal oxides	221	190	179
Inkjet colorants	31	22	14
Aerogel, Superior MicroPowders and other	4	1	1

Total chemical business	$1,546	$1,371	$1,217

      Carbon black is a fine particle used as an agent for rubber reinforcement, pigmentation, conductivity or UV protection. Carbon black is produced in a wide variety of commodity and specialty grades. Some of the end products, which use carbon black, include tires, rubber hoses, roofing materials, inks, paints and sealants. Fumed metal oxides include fumed silica and fumed alumina and dispersions thereof. Fumed silica is an ultra-fine, high-purity particle used as a reinforcing, thickening, abrasive, thixotropic, suspending or anti-caking agent in a wide variety of products produced for the automotive, construction, microelectronics and consumer products industries. These products include adhesives, sealants, coatings, silicone rubber, polishing slurries, inks, cosmetics and pharmaceuticals. Fumed alumina is also an ultra-fine, high-purity particle used as an abrasive, absorbant, or barrier agent in a variety of products, such as inkjet media, lighting, coatings and cosmetics. Inkjet colorants are pigment-based black and other colorants that are designed to replace traditional pigment dispersions and dyes used in inkjet printing applications. Aerogels are hydrophobic silica particles with potential uses in a variety of thermal and acoustic insulation applications.

      The Supermetals segment produces tantalum, niobium and their alloys for the electronic materials and refractory metals industries. Tantalum, which accounts for the majority of this segment’s sales, is produced in various forms, including powder and wire for electronic capacitors. Tantalum, niobium and their alloys are also produced in wrought form for non-electronic applications, such as chemical process equipment, the production of superalloys and for various other industrial and aerospace applications. As of October 1, 2003, the operation of the tantalum mine in Manitoba was transferred from the Company’s Specialty Fluids Business to Cabot Supermetals. Prior periods have been reclassified to conform to this new presentation.

      The Specialty Fluids segment produces cesium formate as a drilling and completion fluid for use in high pressure and high temperature oil and gas well operations. Cesium formate products are solids-free high density fluids that have a low viscosity, permitting them to flow readily in oil and gas wells. The fluid is resistant to high temperatures, minimizes damage to producing reservoirs and is readily biodegradable. The Specialty Fluids Business also markets fine cesium chemicals to various industrial chemical companies and mined spodumene for the pyroceramics industry.

      The accounting policies of the segments are the same as those described in the summary of “Significant Accounting Policies.” Exceptions are noted as follows and are incorporated in the tables below. Revenues from external customers for certain operating segments within the Chemical Business include 100% of sales from one equity affiliate. Segment profit is a measure used by Cabot’s operating decision-makers to measure consolidated operating results and assess segment performance. Cabot evaluates the performance of its segments and allocates resources based on segment profit or loss before taxes (“PBT”). Segment PBT includes equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest and excludes corporate governance costs, interest expense, foreign currency transaction gains and losses, interest income, dividend income, non-allocated corporate overhead and certain cost of goods sold, selling and administrative, and research and technical expenses that are not included in segment PBT. Cash, short-term investments, investments other than equity basis, income taxes receivable, deferred taxes and headquarters’ assets are included in Unallocated and Other. Expenditures for additions to long-lived assets include total equity and other investments (including available-for-sale securities), property, plant and equipment, intangible assets and assets held for rent.

      Financial information by segment is as follows:

	Chemical		Specialty	Segment	Unallocated	Consolidated
	Business	Supermetals	Fluids	Total	and Other(1)	Total

(Dollars in millions)

Years Ended September 30
2004
Revenues from external customers(2)	$1,546	$338	$27	$1,911	$23	$1,934
Depreciation and amortization	108	20	3	131	3	134
Equity in net income of affiliated companies	6	—	—	6	—	6
Income (loss) from continuing operations before taxes(3)	132	77	6	215	(51)	164
Assets(4)	1,386	572	72	2,030	396	2,426
Investment in equity-basis affiliates	56	—	—	56	—	56
Total expenditures for additions to long-lived assets(5)	97	21	6	124	111	235

	Chemical		Specialty	Segment	Unallocated	Consolidated
	Business	Supermetals	Fluids	Total	and Other(1)	Total

2003
Revenues from external customers(2)	$1,371	$393	$12	$1,776	$19	$1,795
Depreciation and amortization	106	24	2	132	3	135
Equity in net income of affiliated companies	5	—	—	5	—	5
Income (loss) from continuing operations before taxes(3)	88	108	(2)	194	(100)	94
Assets(4)	1,307	566	54	1,927	381	2,308
Investment in equity-basis affiliates	50	—	—	50	—	50
Total expenditures for additions to long-lived assets(5)	117	25	5	147	2	149
2002
Revenues from external customers(2)	$1,217	$304	$18	$1,539	$18	$1,557
Depreciation and amortization	88	16	2	106	3	109
Equity in net income of affiliated companies	4	1	—	5	—	5
Income (loss) from continuing operations before taxes(3)	101	79	2	182	(48)	134
Assets(4)	1,186	571	52	1,809	268	2,077
Investment in equity-basis affiliates	47	1	—	48	—	48
Total expenditures for additions to long-lived assets(5)	92	142	5	239	18	257

(1)	Unallocated and Other includes certain corporate items and eliminations that are not allocated to the operating segments.

(2)	Revenues from external customers for the Chemical Business includes 100% of sales from one equity affiliate and transfers of materials at cost and at market-based prices. Unallocated and Other reflects an adjustment for the equity affiliate sales and includes royalties paid by equity affiliates offset by external shipping and handling fees:

	2004	2003	2002

Equity affiliate sales	$(36)	$(32)	$(28)
Royalties paid by equity affiliates	8	6	5
Shipping and handling fees	51	45	41

Total	$23	$19	$18

(3)	Profit or loss from continuing operations before taxes for Unallocated and Other includes:

	2004	2003	2002

Interest expense	$(30)	$(28)	$(28)
Corporate governance costs/ other expenses, net(a)	(13)	(66)	(15)
Equity in net income of affiliated companies	(6)	(5)	(5)
Foreign currency transaction gains (losses)(b)	(2)	(1)	—

Total	$(51)	$(100)	$(48)

(a)	Corporate governance costs/other expenses, net includes investment income, and certain other items that are not included in segment PBT. These certain items for fiscal 2004 include $6 million for restructuring charges as discussed in Note P, a $12 million charge for the impairment of an investment as discussed in Note E, income of $2 million related to respirator reserve recoveries as discussed in Note U and $2 million of charges related to other non-

operating items. These certain items for fiscal 2003 include $51 million for restructuring charges, a $14 million charge for acquired in-process research and development, a $22 million charge for the impairment of two investments, a $20 million reserve for respirator claims, a $4 million asset impairment charge, proceeds of $4 million for insurance recoveries and proceeds of $35 million for the sale of an equity interest in an investment. Other items in fiscal 2002 include an $8 million charge for pension and postretirement benefit plans, a $5 million charge for a respirator reserve, $1 million for severance charges, a $3 million charge for an environmental reserve, $13 million for asset impairment charges, $2 million for a translation adjustment at a closed plant, $1 million for non-capitalizable currency transaction costs and proceeds of $8 million for insurance recoveries.

(b)	Net of other hedging activity.

(4)	Unallocated and Other assets includes cash, short-term investments, investments other than equity basis, income taxes receivable, deferred taxes and headquarters’ assets.

(5)	Expenditures for additions to long-lived assets include total equity and other investments (including available-for-sale securities), property, plant and equipment, intangible assets and assets held for rent.

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

      Revenues from external customers and long-lived asset information by geographic area are summarized as follows:

	United		Other Foreign	Consolidated
	States	Japan	Countries	Total

(Dollars in millions)

Years Ended September 30
2004
Revenues from external customers	$614	$183	$1,137	$1,934
Long-lived assets(1)	$472	$141	$549	$1,162
2003
Revenues from external customers	$669	$154	$972	$1,795
Long-lived assets(1)	446	145	547	1,138
2002
Revenues from external customers	$644	$88	$825	$1,557
Long-lived assets(1)	460	137	511	1,108

(1)	Long-lived assets include total equity and other investments, (including available-for-sale marketable securities), net property, plant and equipment, net intangible assets and assets held for rent.

Note Y.     Unaudited Quarterly Financial Information

      Unaudited financial results by quarter for the fiscal years ended September 30, 2004 and 2003 are summarized below and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	December	March		June		September		Year

(Dollars in millions, except per share amounts)

Fiscal 2004
Net sales	$446	$500		$492		$496		$1,934
Gross profit	107	131		129		110		477
Income from continuing operations	30 (a)	36	(b)	41	(c)	14	(d)	122
Income from discontinued businesses, net of income taxes	(1)	1		1		1		2
Dividends on preferred stock, net of tax benefit	(1)	(1)		—		(1)		(3)
Income available to common shares	$28	$36		$42		$14		$121

Income from continuing operations per common share (diluted)	$0.43	$0.53		$0.61		$0.21		$1.79
Income from discontinued businesses per common share (diluted)	(0.01)	0.01		0.01		0.02		0.03
Income per common share (diluted)	$0.42	$0.54		$0.62		$0.23		$1.82

	December	March		June		September		Year

Fiscal 2003
Net sales	$410	$466		$468		$451		$1,795
Gross profit	117	127		101		79		422
Income from continuing operations	33	23	(e)	(8	) (f)	26	(g)	75
Income from discontinued businesses, net of income taxes	—	—		3		2		5
Dividends on preferred stock, net of tax benefit	(1)	(1)		—		(1)		(3)
Income available to common shares	$32	$22		$(5)		$27		$77

Income from continuing operations per common share (diluted)	$0.48	$0.33		$(0.14)		$0.38		$1.08
Income from discontinued businesses per common share (diluted)	—	—		0.05		0.02		0.06
Income per common share (diluted)	$0.48	$0.33		$(0.09)		$0.40		$1.14

(a)	Includes $1 million charge for restructuring initiatives.

(b)	Includes $2 million charge for restructuring initiatives and $1 million charge for a currency translation adjustment.

(c)	Includes $1 million charge for restructuring initiatives.

(d)	Includes charges of $2 million for restructuring initiatives, $12 million for an asset impairment, and $2 million for a currency translation adjustment and proceeds of $2 million from respirator reserve recoveries and $1 million from insurance recoveries.

(e)	Includes impairment charge of $22 million on two investments, $1 million charge for severance and proceeds of $1 million for insurance recoveries.

(f)	Includes a charge for an increase in the reserve for respirator claims of $20 million, restructuring initiative and asset impairment charges of $17 million, a charge for acquired in-process research and development of $14 million and proceeds from insurance recoveries of $1 million.

(g)	Includes charges for restructuring initiatives of $33 million and an asset impairment of $4 million and proceeds from the sale of an equity interest in an investment of $35 million and insurance recoveries of $1 million.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Cabot Corporation:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cabot Corporation and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
December 13, 2004

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      The Company, under the supervision and with the participation of its management, including the Company’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2004. Based on that evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

      There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has undertaken initiatives to meet the documentation and testing requirements of Section 404 of the Sarbanes-Oxley Act of 2002 to ensure internal control over financial reporting. The Company has made and will continue to make changes that enhance the effectiveness of its internal controls.

Item 9B.	Other Information

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Certain information regarding our executive officers is included at the end of Part I of this Annual Report under the heading “Executive Officers of the Registrant.” Information regarding our directors is contained in our Proxy Statement for the 2005 Annual Meeting of Stockholders (“Proxy Statement”) under the heading “Certain Information Regarding Directors.” Information about compliance with Section 16(a) of the Exchange Act is contained in the Proxy Statement under the heading “Compliance with Section 16(a) of the Exchange Act.” Information about our Audit Committee, including disclosure about our Audit Committee financial experts, is contained in the Proxy Statement under the heading “Audit Committee Report.” The information under those headings required by Item 10 is incorporated herein by reference from the Proxy Statement.

      Cabot has adopted Global Ethics and Compliance Standards, a code of ethics that applies to all of the Company’s employees and directors, including the Chief Executive Officer, the Chief Financial Officer, the Controller and other senior financial officers. The Global Ethics and Compliance Standards are posted on our website, www.cabot-corp.com (under the “Corporate Governance” caption). The Company intends to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Global Ethics and Compliance Standards applicable to the Chief Executive Officer, the Chief Financial Officer, Controller or other senior financial officers by posting such information on our website.

Item 11.	Executive Compensation

      Information about director and executive compensation is contained in the Proxy Statement under the headings “Information on the Board of Directors and its Committees — Board Compensation” and “Executive Compensation.” All of such information is incorporated herein by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is contained in the Proxy Statement under the headings “Beneficial Stock Ownership of Directors, Executive Officers and Persons Owning More than Five Percent of Common Stock” and “Equity Compensation Plan Information”. All of such information is incorporated herein by reference from the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      Information about certain relationships and transactions with related parties is contained in the Proxy Statement under the heading “Certain Relationships and Related Transactions.” All of such information is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      Information about the fees billed for fiscal years 2004 and 2003 for professional services rendered by our independent auditors is contained in the Proxy Statement under the heading “Independent Auditor Fees and Services.” A description of our Audit Committee’s policy on pre-approval of audit and permissible non-audit services is also contained under that heading. All of such information is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

      (a) Financial Statements. See “Index to Consolidated Financial Statements” under Item 8 on page 45 of this Form 10-K.

      (b) Exhibits. (Certain exhibits not included in copies of the Form 10-K sent to stockholders.)

      The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K. The Company will furnish to any stockholder, upon written request, any exhibit listed below, upon payment by such stockholder to the Company of the Company’s reasonable expenses in furnishing such exhibit.

Exhibit
Number		Description

3(a)	—	Certificate of Incorporation of Cabot Corporation restated effective October 24, 1983, as amended (incorporated herein by reference to Exhibit 3(a) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1996, file reference 1-5667, filed with the SEC on December 24, 1996).
3(b)	—	The By-laws of Cabot Corporation as of January 11, 1991 (incorporated herein by reference to Exhibit 3(b) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the SEC on December 27, 1991).
4(a)	—	Rights Agreement, dated as of November 10, 1995, between Cabot Corporation and Fleet National Bank (formerly The First National Bank of Boston), as Rights Agent (incorporated herein by reference to Exhibit 1 of Cabot’s Registration Statement on Form 8-A, file reference 1-5667, filed with the Commission on November 13, 1995), as amended by Amendment No. 1 to Rights Agreement dated July 12, 2002, between Fleet National Bank, as Rights Agent, and Cabot Corporation dated November 10, 1995 (incorporated herein by reference to Exhibit 4.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, file reference 1-5667, filed with the SEC on August 14, 2002).

Exhibit
Number		Description

4(b)(i)	—	Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4 of Amendment No. 1 to Cabot’s Registration Statement on Form S-3, Registration No. 33-18883, filed with the SEC on December 10, 1987).
4(b)(ii)	—	First Supplemental Indenture dated as of June 17, 1992, to the Indenture (incorporated by reference to Exhibit 4.3 of Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-48686, filed with the SEC on June 18, 1992).
4(b)(iii)	—	Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, file reference 1-5667, filed with the SEC on February 14, 1997).
4(b)(iv)	—	Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K, dated November 20, 1998, file reference 1-5667, filed with the SEC on November 20, 1998).
10(a)	—	Credit Agreement, dated as of July 13, 2001, among Cabot Corporation, the banks listed therein and Fleet National Bank, as Agent (incorporated herein by reference to Exhibit 10(a) of Cabot’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001, file reference 1-5667, filed with the SEC on December 20, 2001).
10(b)(i)*	—	1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 28 of Cabot’s Registration Statement on Form S-8, Registration No. 333-03683, filed with the SEC on May 14, 1996).
10(b)(ii)*	—	1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, file reference 1-5667, filed with the SEC on May 17, 1999).
10(b)(iii)*	—	Amendments to Cabot Corporation 1996 and 1999 Equity Incentive Plans, dated May 12, 2000 (incorporated herein by reference to Exhibit 10 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, file reference 1-5667, filed with the SEC on May 15, 2000).
10(b)(iv)*	—	Amendment to 1999 Equity Incentive Plan dated March 7, 2002 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002, file reference 1-5667, filed with the SEC on May 15, 2002).
10(c)	—	Note Purchase Agreement between John Hancock Mutual Life Insurance Company, State Street Bank and Trust Company, as trustee for the Cabot Corporation Employee Stock Ownership Plan, and Cabot Corporation, dated as of November 15, 1988 (incorporated by reference to Exhibit 10(c) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1988, file reference 1-5667, filed with the SEC on December 29, 1988).
10(d)(i)*	—	Supplemental Cash Balance Plan (incorporated herein by reference to Exhibit 10(e)(i) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).
10(d)(ii)*	—	Supplemental Cash Balance Plan, as amended and restated effective January 1, 2002 (incorporated herein by reference to Exhibit 10(d)(ii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).
10(d)(iii)*	—	Supplemental Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10(e)(ii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).
10(d)(iv)*	—	Supplemental Retirement Incentive Savings Plan (incorporated herein by reference to Exhibit 10(e)(iii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).

Exhibit
Number		Description

10(d)(v)*		Supplemental Retirement Savings Plan, as amended and restated effective December 31, 2000 (incorporated herein by reference to Exhibit 10(d)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).
10(d)(vi)*	—	Supplemental Employee Benefit Agreement with John G.L. Cabot (incorporated herein by reference to Exhibit 10(g) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1987, file reference 1-5667, filed with the SEC on December 28, 1987).
10(d)(vii)*	—	Cabot Corporation Deferred Compensation Plan dated January 1, 1995 (incorporated herein by reference to Exhibit 10(e)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the SEC on December 29, 1995).
10(d)(viii)*	—	Amendment 1997-I to Cabot Corporation Deferred Compensation Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1997, file reference 1-5667, filed with the SEC on December 24, 1997).
10(e)	—	Group Annuity Contract No. GA-6121 between The Prudential Insurance Company of America and State Street Bank and Trust Company, dated June 28, 1991 (incorporated herein by reference to Exhibit 10(h) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the SEC on December 27, 1991).
10(f)*	—	Non-employee Directors’ Stock Compensation Plan (incorporated herein by reference to Exhibit A of Cabot’s Proxy Statement for its 1992 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on December 27, 1991), as amended by the First Amendment to Non-employee Directors’ Stock Compensation Plan dated January 10, 2003 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 15, 2003).
10(g)	—	Asset Transfer Agreement, dated as of June 13, 1995, among Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation, Cabot Safety Holdings Corporation and Cabot Safety Acquisition Corporation (incorporated herein by reference to Exhibit 2(a) of Cabot Corporation’s Current Report on Form 8-K dated July 11, 1995, file reference 1-5667, filed with the SEC July 26, 1995).
10(h)*	—	Cabot Corporation Senior Management Severance Protection Plan, effective January 9, 1998 (incorporated herein by reference to Exhibit 10(a) of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, file reference 1-5667, filed with the SEC February 17, 1998).
10(i)*	—	Cabot Corporation Short-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, file reference 1-5667, filed with the SEC on May 14, 2001).
10(j)	—	Loan Agreement, dated October 15, 2002, among Cabot Corporation, Mizuho Corporate Bank, Ltd., New York Branch and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 10(m) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2002, file reference 1-5667, filed with the SEC on December 24, 2002).
10(k)	—	Fiscal Agency Agreement dated as of September 24, 2003 among Cabot Finance B.V., Cabot Corporation, and U.S. Bank Trust National Association (incorporated herein by reference to Exhibit 10(l) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the Commission on December 23, 2003).
12†	—	Statement Re: Computation of Ratio of Earnings to Fixed Charges.
21†	—	List of Significant Subsidiaries.
23†	—	Consent of PricewaterhouseCoopers LLP.

Exhibit
Number		Description

31(i)†	—	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31(ii)†	—	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32†	—	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

      (c) Schedules. The Schedules have been omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABOT CORPORATION

By:	/s/ KENNETT F. BURNES

Kennett F. Burnes
Chairman of the Board, President
and Chief Executive Officer

Date: December 13, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ KENNETT F. BURNES Kennett F. Burnes	Director, Chairman of the Board, President and Chief Executive Officer	December 13, 2004

/s/ JOHN A. SHAW John A. Shaw	Executive Vice President and Chief Financial Officer (principal financial officer)	December 13, 2004

/s/ DAVID J. ELLIOTT David J. Elliott	Controller (principal accounting officer)	December 13, 2004

/s/ DIRK L. BLEVI Dirk L. Blevi	Director and Executive Vice President	December 13, 2004

/s/ JOHN G.L. CABOT John G.L. Cabot	Director	December 13, 2004

/s/ JOHN S. CLARKESON John S. Clarkeson	Director	December 13, 2004

/s/ ARTHUR L. GOLDSTEIN Arthur L. Goldstein	Director	December 13, 2004

/s/ GAUTAM S. KAJI Gautam S. Kaji	Director	December 13, 2004

/s/ RODERICK C.G. MACLEOD Roderick C.G. MacLeod	Director	December 13, 2004

Signatures	Title	Date

/s/ JOHN H. MCARTHUR John H. McArthur	Director	December 13, 2004

/s/ JOHN F. O’BRIEN John F. O’Brien	Director	December 13, 2004

/s/ RONALDO H. SCHMITZ Ronaldo H. Schmitz	Director	December 13, 2004

/s/ LYDIA W. THOMAS Lydia W. Thomas	Director	December 13, 2004

/s/ MARK S. WRIGHTON Mark S. Wrighton	Director	December 13, 2004

EXHIBIT INDEX

Exhibit
Number		Description

3(a)	—	Certificate of Incorporation of Cabot Corporation restated effective October 24, 1983, as amended (incorporated herein by reference to Exhibit 3(a) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1996, file reference 1-5667, filed with the SEC on December 24, 1996).
3(b)	—	The By-laws of Cabot Corporation as of January 11, 1991 (incorporated herein by reference to Exhibit 3(b) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the SEC on December 27, 1991).
4(a)	—	Rights Agreement, dated as of November 10, 1995, between Cabot Corporation and Fleet National Bank (formerly The First National Bank of Boston), as Rights Agent (incorporated herein by reference to Exhibit 1 of Cabot’s Registration Statement on Form 8-A, file reference 1-5667, filed with the Commission on November 13, 1995), as amended by Amendment No. 1 to Rights Agreement dated July 12, 2002, between Fleet National Bank, as Rights Agent, and Cabot Corporation dated November 10, 1995 (incorporated herein by reference to Exhibit 4.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, file reference 1-5667, filed with the SEC on August 14, 2002).
4(b)(i)	—	Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4 of Amendment No. 1 to Cabot’s Registration Statement on Form S-3, Registration No. 33-18883, filed with the SEC on December 10, 1987).
4(b)(ii)	—	First Supplemental Indenture dated as of June 17, 1992, to the Indenture (incorporated by reference to Exhibit 4.3 of Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-48686, filed with the SEC on June 18, 1992).
4(b)(iii)	—	Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, file reference 1-5667, filed with the SEC on February 14, 1997).
4(b)(iv)	—	Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K, dated November 20, 1998, file reference 1-5667, filed with the SEC on November 20, 1998).
10(a)	—	Credit Agreement, dated as of July 13, 2001, among Cabot Corporation, the banks listed therein and Fleet National Bank, as Agent (incorporated herein by reference to Exhibit 10(a) of Cabot’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001, file reference 1-5667, filed with the SEC on December 20, 2001).
10(b)(i)*	—	1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 28 of Cabot’s Registration Statement on Form S-8, Registration No. 333-03683, filed with the SEC on May 14, 1996).
10(b)(ii)*	—	1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, file reference 1-5667, filed with the SEC on May 17, 1999).
10(b)(iii)*	—	Amendments to Cabot Corporation 1996 and 1999 Equity Incentive Plans, dated May 12, 2000 (incorporated herein by reference to Exhibit 10 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, file reference 1-5667, filed with the SEC on May 15, 2000).
10(b)(iv)*	—	Amendment to 1999 Equity Incentive Plan dated March 7, 2002 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002, file reference 1-5667, filed with the SEC on May 15, 2002).
10(c)	—	Note Purchase Agreement between John Hancock Mutual Life Insurance Company, State Street Bank and Trust Company, as trustee for the Cabot Corporation Employee Stock Ownership Plan, and Cabot Corporation, dated as of November 15, 1988 (incorporated by reference to Exhibit 10(c) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1988, file reference 1-5667, filed with the SEC on December 29, 1988).

Exhibit
Number		Description

10(d)(i)*	—	Supplemental Cash Balance Plan (incorporated herein by reference to Exhibit 10(e)(i) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).
10(d)(ii)*	—	Supplemental Cash Balance Plan, as amended and restated effective January 1, 2002 (incorporated herein by reference to Exhibit 10(d)(ii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).
10(d)(iii)*	—	Supplemental Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10(e)(ii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).
10(d)(iv)*	—	Supplemental Retirement Incentive Savings Plan (incorporated herein by reference to Exhibit 10(e)(iii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).
10(d)(v)*		Supplemental Retirement Savings Plan, as amended and restated effective December 31, 2000 (incorporated herein by reference to Exhibit 10(d)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).
10(d)(vi)*	—	Supplemental Employee Benefit Agreement with John G.L. Cabot (incorporated herein by reference to Exhibit 10(g) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1987, file reference 1-5667, filed with the SEC on December 28, 1987).
10(d)(vii)*	—	Cabot Corporation Deferred Compensation Plan dated January 1, 1995 (incorporated herein by reference to Exhibit 10(e)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the SEC on December 29, 1995).
10(d)(viii)*	—	Amendment 1997-I to Cabot Corporation Deferred Compensation Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1997, file reference 1-5667, filed with the SEC on December 24, 1997).
10(e)	—	Group Annuity Contract No. GA-6121 between The Prudential Insurance Company of America and State Street Bank and Trust Company, dated June 28, 1991 (incorporated herein by reference to Exhibit 10(h) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the SEC on December 27, 1991).
10(f)*	—	Non-employee Directors’ Stock Compensation Plan (incorporated herein by reference to Exhibit A of Cabot’s Proxy Statement for its 1992 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on December 27, 1991), as amended by the First Amendment to Non-employee Directors’ Stock Compensation Plan dated January 10, 2003 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 15, 2003).
10(g)	—	Asset Transfer Agreement, dated as of June 13, 1995, among Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation, Cabot Safety Holdings Corporation and Cabot Safety Acquisition Corporation (incorporated herein by reference to Exhibit 2(a) of Cabot Corporation’s Current Report on Form 8-K dated July 11, 1995, file reference 1-5667, filed with the SEC July 26, 1995).
10(h)*	—	Cabot Corporation Senior Management Severance Protection Plan, effective January 9, 1998 (incorporated herein by reference to Exhibit 10(a) of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, file reference 1-5667, filed with the SEC February 17, 1998).
10(i)*	—	Cabot Corporation Short-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, file reference 1-5667, filed with the SEC on May 14, 2001).
10(j)	—	Loan Agreement, dated October 15, 2002, among Cabot Corporation, Mizuho Corporate Bank, Ltd., New York Branch and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 10(m) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2002, file reference 1-5667, filed with the SEC on December 24, 2002).

Exhibit
Number		Description

10(k)	—	Fiscal Agency Agreement dated as of September 24, 2003 among Cabot Finance B.V., Cabot Corporation, and U.S. Bank Trust National Association (incorporated herein by reference to Exhibit 10(l) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the Commission on December 23, 2003).
12†	—	Statement Re: Computation of Ratio of Earnings to Fixed Charges.
21†	—	List of Significant Subsidiaries.
23†	—	Consent of PricewaterhouseCoopers LLP.
31(i)†	—	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31(ii)†	—	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32†	—	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.