Form 10-Q
period 2004-12-31
CABOT CORP
filed 2005-02-09
CIK 16040

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

December 31, 2004

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

As of February 4, 2005 the Company had 62,887,921 shares of Common
Stock, par value $1 per share, outstanding.

CABOT CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended December 31, 2004 and 2003

(In millions, except per share amounts)

UNAUDITED

	2004	2003
Net sales and other operating revenues	$495	$446
Cost of sales	378	339

Gross profit	117	107

Selling and administrative expenses	54	51
Research and technical expense	15	12

Income from operations	48	44

Interest and dividend income	2	1
Interest expense	(8)	(7)
Other income (expense)	3	(1)

Income from continuing operations before income taxes	45	37

Provision for income taxes	(9)	(8)
Equity in net income of affiliated companies, net of tax	2	2
Minority interest in net income, net of tax	(3)	(1)

Income from continuing operations	35	30

Discontinued operations:
Loss from discontinued businesses, net of income taxes	—	(1)

Net Income	35	29

Dividends on preferred stock, net of tax benefit	(1)	(1)

Net Income available to common shares	$34	$28

Weighted-average common shares outstanding, in millions:
Basic	60	59

Diluted	69	68

Income per common share:
Basic:
Continuing operations	$0.58	$0.49
Loss from discontinued businesses	—	(0.01)

Net income per share- basic	$0.58	$0.48

Diluted:
Continuing operations	$0.51	$0.43
Loss from discontinued businesses	—	(0.01)

Net income per share- diluted	$0.51	$0.42

Dividends per common share	$0.16	$0.15

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2004 and September 30, 2004

(In millions)

ASSETS

	December 31,	September 30,
	2004	2004
	(Unaudited)
Current assets:
Cash and cash equivalents	$114	$159
Short-term marketable securities investments	100	70
Accounts and notes receivable, net of reserve for doubtful accounts of $5 and $5	423	384
Inventories:
Raw materials	148	143
Work in process	157	150
Finished goods	177	145
Other	47	44

Total inventories	529	482

Prepaid expenses and other current assets	53	38
Deferred income taxes	43	40

Total current assets	1,262	1,173

Investments:
Equity affiliates	56	56
Long-term marketable securities and cost investments	17	37

Total investments	73	93

Property, plant and equipment	2,527	2,356
Accumulated depreciation and amortization	(1,576)	(1,438)

Net property, plant and equipment	951	918

Other assets:
Goodwill	119	111
Intangible assets, net of accumulated amortization of $8 and $8	7	7
Assets held for rent	34	33
Deferred income taxes	39	35
Other assets	52	56

Total other assets	251	242

Total assets	$2,537	$2,426

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and September 30, 2004

(In millions, except for share and per share amounts)

LIABILITIES & STOCKHOLDERS’ EQUITY

	December 31,	September 30,
	2004	2004
	(Unaudited)
Current liabilities:
Notes payable to banks	$25	$24
Accounts payable and accrued liabilities	286	290
Deferred income tax payable	1	—
Income taxes payable	52	50
Current portion of long-term debt	129	8

Total current liabilities	493	372

Long-term debt	391	506
Deferred income taxes	26	22
Other liabilities	314	290

Commitments and contingencies (Note J)

Minority interest	53	45

Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value Series A Junior Participating Preferred Stock issued and outstanding: none Series B ESOP Convertible Preferred Stock 7.75% Cumulative issued: 75,336 shares, outstanding: 46,756 and 47,534 shares (aggregate redemption value of $47 and $48)	63	64
Less cost of shares of preferred treasury stock	(38)	(38)
Common stock:
Authorized: 200,000,000 shares of $1 par value, issued and outstanding: 62,972,619 and 63,055,006 shares	63	63
Less cost of shares of common treasury stock	(5)	(5)
Additional paid-in capital	43	52
Retained earnings	1,242	1,218
Unearned compensation	(42)	(49)
Deferred employee benefits	(44)	(45)
Notes receivables for restricted stock	(19)	(19)
Accumulated other comprehensive loss	(3)	(50)

Total stockholders’ equity	1,260	1,191

Total liabilities and stockholders’ equity	$2,537	$2,426

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 2004 and 2003

(In millions)

UNAUDITED

	2004	2003
Cash Flows from Operating Activities:

Net income	$35	$29
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	35	32
Deferred tax provision	2	—
Equity in income of affiliated companies	(2)	(2)
Non-cash compensation, net	7	6
Other non-cash charges, net	5
Changes in assets and liabilities:
Accounts and notes receivable	(16)	14
Inventory	(28)	(5)
Prepayments and other current assets	(7)	(20)
Accounts payable and accrued liabilities	(14)	(1)
Income taxes payable	1	(3)
Other liabilities	(6)	4
Other, net	(3)	(4)

Cash provided by operating activities	9	50

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(30)	(22)
Proceeds from sales of property, plant and equipment	1	1
Increase in assets held for rent	(1)	(2)
Purchase of marketable securities investments	(25)	—
Proceeds from sale and maturity of marketable securities investments	15	—

Cash used in investing activities	(40)	(23)

Cash Flows from Financing Activities:

Increase in notes payable to banks, net	1	5
Purchases of common stock	(10)	(21)
Sales of common stock	1	1
Cash dividends paid to stockholders	(11)	(10)

Cash used in financing activities	(19)	(25)

Effect of exchange rate changes on cash	5	3

(Decrease) increase in cash and cash equivalents	(45)	5
Cash and cash equivalents at beginning of period	159	247

Cash and cash equivalents at end of period	$114	$252

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended December 31, 2004

(In millions)

UNAUDITED

	Preferred	Common						Notes
	Stock, net	Stock,			Accumulated			Receivable
	of	net of	Additional		Other		Deferred	from	Total	Total
	Treasury	Treasury	Paid-in	Retained	Comprehensive	Unearned	Employee	Restricted	Stockholders’	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Compensation	Benefits	Stock	Equity	Income (Loss)
Balance at September 30, 2004	$26	$58	$52	$1,218	$(50)	$(49)	$(45)	$(19)	$1,191

Net income				35						$35
Foreign currency translation adjustment					52					52
Change in unrealized loss on derivative instruments					(4)					(4)
Minimum pension liability adjustment					(1)					(1)

Total comprehensive income									82	$82

Common dividends paid				(10)					(10)
Issuance of stock under employee compensation plans, net of forfeitures		—	—						—
Purchase and retirement of common stock			(10)						(10)
Preferred stock conversion	(1)		1						—
Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit				(1)					(1)
Principal payment by Employee Stock Ownership Plan under guaranteed loan							1		1
Amortization of unearned compensation						7			7

Balance at December 31, 2004	$25	$58	$43	$1,242	$(3)	$(42)	$(44)	$(19)	$1,260

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
UNAUDITED

A.	Basis of Presentation

The consolidated financial statements include the accounts of Cabot Corporation and majority-owned and controlled U.S. and non-U.S. subsidiaries (“Cabot” or the “Company”). Intercompany transactions have been eliminated.

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Form 10-K for the year ended September 30, 2004.

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 2004 and 2003. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

Certain amounts in fiscal 2004 have been reclassified to conform to the fiscal 2005 presentation.

B.	Significant Accounting Policies

Revenue Recognition

Cabot’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which establishes criteria that must be satisfied before revenue is realized or realizable and earned.

Cabot primarily derives its revenues from the sale of specialty chemicals, tantalum and related products, and from the rental and sale of cesium formate. Revenue from product sales is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Revenue from the rental of cesium formate is recognized throughout the rental period based on the contracted rental amount. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. Other operating revenues, which represent less than ten percent of total revenues, include tolling, servicing and royalties for licensed technology.

Cabot recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Cabot generally is able to ensure that products meet customer specifications prior to shipment.

During the first quarter of fiscal 2005, Cabot determined that its method of recognizing revenue from the sale of one particular product sold to one customer in the Supermetals Business required revision due to Cabot being unable to ensure that the product meets the customer’s specifications prior to shipment. Under the previous method, which was followed commencing with the third quarter of fiscal 2003 and through the end of fiscal 2004, revenue was recognized at time of invoice, net of a reserve for estimated returns based on historical experience. Cabot now believes that such revenue should have been deferred until the time of customer acceptance instead of recording revenue net of a reserve for estimated returns. Consequently, effective with the beginning of fiscal 2005, Cabot defers revenue until customer acceptance. The impact of this revision was not material to any of the quarters or years for which the previous method was followed. In addition, the cumulative effect of this revision is an increase of approximately $1 million of net income which is not material and consequently has been recorded in the first quarter of fiscal 2005. Prior to the third quarter of fiscal 2003, revenue from product sold to this particular customer was appropriately recorded upon receipt of customer acceptance. At December 31, 2004, there was $8 million of deferred revenue for these sales.

Under certain multi-year supply contracts with declining prices and minimum volumes, Cabot recognizes revenue based on the estimated average selling price over the contract lives. At December 31, 2004 and September 30, 2004, Cabot had $3 million of deferred revenue related to certain supply agreements,

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
UNAUDITED

representing the difference between the billed price and the estimated average selling price. The deferred revenue will be recognized as customers purchase the contracted minimum volumes through 2006.

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

Accounts and notes receivable as of December 31, 2004 and September 30, 2004, primarily include trade accounts receivable, which arise in the normal course of business, income tax receivables of $18 million for each period and the current portion of notes receivable of $12 million and $9 million, respectively. Trade receivables are recorded at the invoiced amount and generally do not bear interest. Cabot maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments primarily based on historical experience. Customer account balances are charged off against the allowance when it is probable the receivable will not be recovered. Provisions and charge-offs in the first quarter of fiscal 2005 and 2004, were not material. There is no off-balance-sheet credit exposure related to our customers’ receivable balances.

Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price in accordance with Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs.” Shipping and handling costs are included in cost of sales.

Equity Incentive Plans

Cabot has equity compensation plans under which stock options and restricted stock awards are granted to employees. The plans are described more fully in Note N of Cabot’s Form 10-K for the year ended September 30, 2004. In accordance with the provisions of the Statement of Financial Accounting Standard (“FAS”) No. 123, “Accounting for Stock-Based Compensation”, Cabot accounts for stock-based compensation plans using the intrinsic value method consistent with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. If Cabot applied the fair value recognition provisions of FAS No. 123, Cabot would have recorded compensation expense of $1 million in each of the three months ended December 31, 2004 and 2003. The expense would be in addition to the $5 million and $4 million of compensation expense, net of tax, for restricted stock that was recorded in the three months ended December 31, 2004 and 2003, respectively.

The following table illustrates the effect on net income and earnings per share if Cabot had applied the fair value recognition provisions of FAS No. 123:

	Three Months Ended
	December 31,
	2004	2003
Net income, as reported	$35	$29
Add: Stock-based compensation expense included in reported net income, net of related tax effects	5	4
Deduct: Stock-based compensation using fair value method for all awards, net of related tax effects	(6)	(5)

Pro forma net income	$34	$28

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
UNAUDITED

	Three Months Ended
	December 31,
	2004	2003
Net income per common share:
Basic, as reported	$0.58	$0.48
Basic, pro forma	$0.57	$0.47
Diluted, as reported	$0.51	$0.42
Diluted, pro forma	$0.50	$0.41

The effects of applying the fair value method in this pro forma disclosure are not necessarily indicative of future amounts.

C.	Discontinued Operations

In the first quarter of fiscal 2005, Cabot recorded no income or loss related to discontinued operations.

In the first quarter of fiscal 2004, Cabot recorded a loss from discontinued operations of $1 million for litigation related to a previously divested business. The loss, net of income taxes, is classified as a loss from operations of a discontinued business in the consolidated statements of operations.

D.	Investments

In the first quarter of fiscal 2005, Cabot purchased $25 million of available-for-sale marketable securities and $15 million of its available-for-sale marketable securities matured. At December 31, 2004, Cabot had $115 million of available-for-sale marketable securities, of which $100 million are classified as short-term investments and $15 million are classified as other long-term investments.

E.	Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the three months ended December 31, 2004 are as follows:

	Chemicals	Cabot
	Business	Supermetals	Total
(Dollars in millions)
Balance at September 30, 2004	$24	$87	$111
Foreign exchange translation adjustment	2	6	8

Balance at December 31, 2004	$26	$93	$119

Cabot does not have any indefinite-lived intangible assets. Cabot had finite-lived intangible assets of $7 million at each of December 31, 2004 and September 30, 2004. The intangible assets at December 31, 2004 are comprised of $13 million for patents and $2 million for other intellectual property less related accumulated amortization of $7 million for patents and $1 million for other intellectual property. Intangible assets are amortized over their estimated useful lives, which range from two to fifteen years. Estimated amortization expense is expected to be $1 million in each of the next five fiscal years.

F. Asset Retirement Obligations

In October 2004, Cabot announced plans to shut down its carbon black production plant in Altona, Australia. As part of the closure plan, Cabot has recorded an asset retirement obligation of $2 million for costs related to the demolition of the facility and the clearing of the site. These costs are expected to be paid out over the next eighteen to twenty four months. During the three months ended December 31, 2004, Cabot did not make any cash payments related to this obligation.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
UNAUDITED

In fiscal 2003, Cabot announced the closure of its carbon black manufacturing facility in Zierbena, Spain. The facility is located on leased land and Cabot is required to perform site remediation and restoration activities as a condition of the lease agreement. At December 31, 2004, Cabot had a liability of $6 million for these costs, which are expected to be paid over the next nine to twelve months. During the three months ended December 31, 2004 and 2003, Cabot made cash payments of zero and $1 million, respectively with respect to the closing of the plant in Zierbena, Spain.

Cabot also has a $3 million reserve related to the decommissioning of storage bins used in the Supermetals Business that cannot be closed without governmental approval. Cabot expects this liability to be paid over the next twenty-four to thirty-six months.

The following is a description of the changes to the Company’s asset retirement obligations for the three months ended December 31, 2004:

(Dollars in millions)
Asset retirement obligation- September 30, 2004	$8
Additions	2
Cash paid	—
Foreign exchange translation adjustment	1

Asset retirement obligation- December 31, 2004	$11

G.	Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following components for the three months ended December 31, 2004 and 2003:

	Period Ended December 31,
	2004		2003		2004		2003
	Pension Benefits				Postretirement Benefits
(Dollars in millions)	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$1	$2	$1	$2	$1	$—	$—	$—
Interest cost	1	3	2	2	1	—	1	—
Expected gain on plan assets	(2)	(3)	(3)	(2)	—	—	—	—
Recognized loss	—	1	—	1	—	—	1	—

Net periodic benefit cost	$—	$3	$—	$3	$2	$—	$2	$—

In connection with the Altona plant closure, the Company has recorded a charge of $2 million for special termination benefits related to the severance and employee benefits programs offered to employees.

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

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
UNAUDITED

I.	Restructuring

In October 2004, Cabot initiated a plan to shut down its Altona, Australia carbon black production plant due to Cabot’s raw materials supplier’s indication that it would cease supply in September 2005 as well as the decline of the carbon black market in Australia. As of December 31, 2004, Cabot expects the shut down plan to result in a pre-tax charge to earnings of approximately $18 million. The $18 million of estimated charges includes approximately $6 million for severance and employee benefits, $5 million for accelerated depreciation of the facility assets, $5 million for asset retirement obligations at the Altona, Australia facility and $8 million for the realization of foreign currency translation adjustments. These charges are anticipated to be offset by gains on the sale of assets of approximately $6 million. As of December 31, 2004, Cabot recorded $4 million of these charges to the income statement.

Details of the Altona restructuring activity and the reserve during the current period are as follows:

	Severance
	and	Asset
	Employee	Retirement	Accelerated
(Dollars in millions)	Benefits	Obligation	Depreciation	Total
Reserve at September 30, 2004	$—	$—	$—	$—
Charges for three months ended December 31, 2004	3	—	1	4
Costs charged against assets	(2)		(1)	(3)
Recognition of asset retirement obligation		2		2
Cash paid		—	—

Reserve at December 31, 2004	$1	$2	$—	$3

As of December 31, 2004, the Company had restructuring reserves for severance and employee benefits of $3 million related to the fiscal 2003 European restructuring plan and the closure of Cabot’s carbon black manufacturing facility in Zierbena, Spain and $6 million of asset retirement obligations related to site remediation and restoration of the facility in Zierbena, Spain. At December 31, 2004, $8 million of foreign currency translation adjustments existed related to the Zierbena entity and will be realized upon substantial liquidation of this entity.

Details of the European restructuring activity and the reserve during the current period are as follows:

	Severance	Asset
	and Employee	Retirement
(Dollars in millions)	Benefits	Obligations	Total
Reserve at September 30, 2004	$5	$5	$10
Charges for three months ended December 31, 2004	—	—	—
Cash paid	(2)	—	(2)
Foreign exchange translation adjustment	—	1	1

Reserve at December 31, 2004	$3	$6	$9

As of December 31, 2004, the remaining balance of the restructuring costs for Altona and Europe is included in accrued expenses in the consolidated balance sheet and is expected to be paid out over the next two years.

Restructuring costs were recorded in the consolidated statement of income for the three months ended December 31, 2004 and 2003 as follows:

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
UNAUDITED

	December 31,
(Dollars in millions)	2004	2003
Cost of sales	$4	$1

J.	Commitments and Contingencies

As of December 31, 2004 and September 30, 2004, Cabot had approximately $20 million reserved for environmental matters primarily related to divested businesses. This reserve represents Cabot’s best estimate of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. At December 31, 2004, $5 million of the $20 million reserve for the environmental matters is recognized on a discounted basis and will be accreted up to the undiscounted liability through interest expense over the expected cash flow period.

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. As more fully described in its Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (the “2004 10-K”), the Company’s respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of December 31, 2004, there were approximately 91,000 claimants in pending cases asserting claims against AO in connection with respiratory products. In the fall of 2004, at the Company’s request, Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm initially retained in 2003 to assist Cabot in quantifying its estimated share of liability for pending and future respirator liability claims, updated its computation of the Company’s estimated liability for respirator matters. Based on HR&A’s revised estimates, Cabot reduced its reserve for these matters from $20 million to $18 million on a net present value basis (or $32 million on an undiscounted basis) during the fourth quarter of fiscal 2004. As described in the 2004 10-K, it is important to note that in estimating Cabot’s share of liability for these matters, the Company has excluded settlement data from the 2002 settlement of a large number of claims in Mississippi in estimating future claims values, and that had this settlement data been included in the estimation of future claim values the Company’s estimated liability for pending and future respirator claim payments would have been $29 million on a net present value basis or $49 million on an undiscounted basis. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, and at December 31, 2004, is approximately $18 million.

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

K.	Stockholders’ Equity

The following table summarizes the changes in shares of stock for the three months ended December 31, 2004:

Preferred Stock (in thousands)
Balance at September 30, 2004	64
Converted preferred stock	(1)

Balance at December 31, 2004	63

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
UNAUDITED

Preferred Treasury Stock (in thousands)
Balance at September 30, 2004	17

Balance at December 31, 2004	17

Common Stock (in thousands)
Balance at September 30, 2004	63,055
Issued common stock	121
Purchased and retired common stock	(317)
Converted preferred stock	114

Balance at December 31, 2004	62,973

Common Treasury Stock (in thousands)
Balance at September 30, 2004	162
Issued common treasury stock	(1)

Balance at December 31, 2004	161

L.	Comprehensive Income

The pre-tax, tax and after tax effects of the components of other comprehensive income (loss) for the three months ended December 31, 2004 and 2003 are as follows:

	Pre-Tax	Tax		After-Tax
2004
Foreign currency translation adjustments	$52		$—	$52
Unrealized holding gain (loss) arising during period on derivative instruments	(6)		2	(4)
Minimum pension liability adjustment	(1)		—	(1)

Other comprehensive income	$45		$2	$47

2003
Foreign currency translation adjustments	$29	$		$29
Unrealized holding gain (loss) arising during period on available-for-sale securities	4		(1)	3
Unrealized holding loss arising during period on derivative instruments	(1)			(1)

Other comprehensive income (loss)	$32		$(1)	$31

The balance of the after-tax components comprising accumulated other comprehensive income (loss) as of December 31, 2004 and September 30, 2004 is summarized below:

	December 31,	September 30,
(Dollars in millions)	2004	2004
Foreign currency translation adjustments	$22	$(30)
Unrealized holding gain on available-for-sale securities	1	1
Unrealized holding loss on derivative investments	(10)	(6)
Minimum pension liability adjustment	(16)	(15)

Accumulated other comprehensive loss	$(3)	$(50)

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
UNAUDITED

M.	Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated for the three months ended December 31, 2004 and 2003 as follows:

(Dollars in millions, except per share amounts)	2004	2003
Basic EPS:
Income available to common shares (numerator)	$34	$28

Weighted average common shares outstanding	63	62
Less: contingently issuable shares(1)	(3)	(3)

Adjusted weighted average common shares (denominator)	60	59

Basic EPS	$0.58	$0.48

Diluted EPS:
Income available to common shares	$34	$28
Dividends on preferred stock	1	1

Income available to common shares plus assumed conversions (numerator)	$35	$29

Weighted-average common shares outstanding	60	59
Effect of dilutive securities (2)
Assumed conversion of preferred stock	7	8
Common shares issuable (3)	2	1

Adjusted weighted-average shares (denominator)	69	68

Diluted EPS	$0.51	$0.42

(1)	Represents restricted stock outstanding issued under Cabot’s Equity Incentive Plans.

(2)	Represents restricted stock and stock options issued under Cabot’s Equity Incentive Plans.

(3)	At December 31, 2004 and 2003, zero and 0.2 million, respectively, of options to purchase shares of common stock were not included in the calculation of diluted earnings per share because those options’ exercise prices were greater than the average market price of common shares.

N.	Financial Information by Segment

The framework for segment reporting is intended to give financial statement users a view of Cabot “through the eyes of management.” It designates Cabot’s internal management reporting structure as the basis for determining Cabot’s reportable segments, as well as the basis for determining the information to be disclosed for those segments. The following table provides financial information by segment for the three months ended December 31, 2004 and 2003:

	Chemicals		Specialty	Segment	Unallocated	Consolidated
(Dollars in millions)	Business	Supermetals	Fluids	Total	and Other(1)	Total
2004
Net sales and other operating revenues (2)	$405	$77	$7	$489	$6	$495
Income (loss) before taxes (3)	$36	$16	$2	$54	$(9)	$45

2003
Net sales and other operating revenues (2)	$351	$87	$1	$439	$7	$446
Income (loss) before taxes (3)	$27	$21	$(2)	$46	$(9)	$37

(1)	Unallocated and Other includes certain corporate items and eliminations that are not allocated to the operating segments.

(2)	Net sales and other operating revenues for the Chemicals Business includes 100% of sales from one equity affiliate and transfers of materials at cost and at market-based prices. Unallocated and

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
UNAUDITED

Other reflects the following adjustment for the equity affiliate sales and includes royalties paid by equity affiliates offset by external shipping and handling fees:

	2004	2003
Equity affiliate sales	$(9)	$(8)
Royalties paid by equity affiliates	2	2
Shipping and handling fees	13	13

Total	$6	$7

(3)	Income or loss before taxes for Unallocated and Other includes:

	2004		2003
Interest expense		$(8)	$(7)
Corporate governance costs/other expenses, net(a)		(2)	1
Equity in net income of affiliated companies		(2)	(2)
Foreign currency transaction gains (losses)(b)	3		(1)

Total		$(9)	$(9)

(a)	Corporate governance costs/other expenses, net, includes investment income and certain other items that are not included in segment PBT. These certain items for the first quarter of 2005 include $4 million of restructuring charges as discussed in Note I. These certain items for the first quarter of 2004 include $1 million of restructuring charges.

(b)	Net of other hedging activity.

The Chemicals Business primarily produces carbon black, fumed metal oxides, inkjet colorants, and aerogels. The revenues from each of these product lines for the three months ended December 31, 2004 and 2003 are as follows:

	2004	2003
(Dollars in millions)
Carbon black	$335	$294
Fumed metal oxides	60	50
Inkjet colorants	9	6
Aerogel, Superior MicroPowders and other	1	1

Total Chemicals Business	$405	$351

O.	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) released its final revised standard entitled FASB Statement No. 123R, Share-Based Payment (“FAS 123R”), which will significantly change accounting practice with respect to employee stock options and other stock based compensation (including employee stock purchase plans). FAS 123R requires companies to recognize, as an operating expense, the estimated fair value of share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans. That expense will be based on the grant-date fair value of the award and recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (usually the vesting period).

The standard provides for three alternative transition methods including (i) a modified prospective application (“MPA”), without restatement of prior interim periods in the year of adoption, (ii) MPA with restatement of prior interim periods in the year of adoption and (iii) a modified retrospective application. The Company is in the process of evaluating the transition method that will be utilized upon adoption and the impact to the consolidated financial statements. FAS 123R is effective as of the beginning of the Company’s fourth fiscal quarter ending September 30, 2005.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
UNAUDITED

In December 2004, the FASB issued Statement No. 153 (“FAS 153”), Exchanges of Nonmonetary Assets - Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”). FAS 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (i) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (ii) the transactions lack commercial substance (as defined). In addition, the FASB decided to retain the guidance in APB 29 for assessing whether the fair value of a nonmonetary asset is determinable within reasonable limits. The new standard is the result of the convergence project between the FASB and the International Accounting Standards Board (“IASB”). Cabot will adopt this standard for nonmonetary asset exchanges occurring beginning in year 2006.

In November 2004, FASB issued FAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”, to improve financial reporting and global comparability of inventory accounting. The amendment, which adopted language similar to that used in the IASB International Accounting Standard 2 (“IAS 2”), clarifies that inventory related expenses, such as abnormal amounts of idle facility expense, freight, handling costs, and wasted or spoiled materials should be recognized as current period charges. The statement also requires fixed production overhead allocations to inventory based on normal capacity of the production facilities. The guidance is effective for inventory costs incurred beginning in Cabot’s fiscal year 2006. The adoption of FAS No. 151 is not expected to have a significant impact on the consolidated financial statements.

In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA replaces an export incentive with a deduction from domestic manufacturing income. Cabot is both an exporter and a domestic manufacturer. The loss of the export incentive tax benefit is expected to exceed the tax benefit of the domestic manufacturing deduction. However, it is not yet possible to estimate the magnitude of the net impact given the current state of law. The AJCA also allows U.S. companies to repatriate up to $500 million of earnings from their foreign subsidiaries in 2005 or 2006 at an effective tax rate of 5.25%. Cabot has not decided whether to take advantage of this opportunity, nor has Cabot determined whether there is a material benefit available, given our particular circumstances and the various requirements under the law. Accordingly, the Company will continue to study the impact of the AJCA, as additional guidance becomes available from the Internal Revenue Service (“IRS”). In response, the FASB has issued Staff Position (“FSP”) No. 109-a and 109-b, which outlines accounting treatment for the impact of AJCA. The FSPs state that (i) any benefit that companies may have from the domestic manufacturing deduction be treated as a special deduction and accordingly any benefit would be reported in the year in which the income is earned and (ii) regarding the impact resulting from the repatriation of unremitted earnings in the period in which the enacted tax law was passed, companies may wait until they have the information necessary to determine the amount of the earnings they intend to repatriate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. Critical accounting policies are those that are central to the presentation of our financial condition and results of operations and that require us to make estimates about matters that are highly uncertain. On an ongoing basis, we evaluate our policies and estimates. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, aging of our accounts receivable and other economic information on both a historical and prospective basis. Additionally, we estimate sales returns based on historical trends in our customers’ product returns. While such non-collections and product returns have not historically been significant, if there is a deterioration of a major customer’s credit-worthiness, actual defaults are higher than our previous experience or actual future returns do not reflect historical trends, our estimates of the recoverability of the amounts due us and our sales would be adversely affected.

We primarily derive our revenues from the sale of specialty chemicals, tantalum and related products, and from the rental and sale of cesium formate. Revenue from product sales is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Revenue from the rental of cesium formate is recognized throughout the rental period based on the contracted rental amount. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. Other operating revenues, which represent less than ten percent of total revenues, include tolling, servicing and royalties for licensed technology.

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

Under certain multi-year supply contracts with declining prices and minimum volumes, we recognize revenue based on the estimated average selling price over the contract lives. At both December 31, 2004 and September 30, 2004, we had deferred revenue of approximately $3 million related to certain supply agreements representing the difference between the billed price and the estimated average selling price. The deferred revenue will be recognized over the remaining life of the contracts, as customers purchase the contracted minimum volumes through 2006.

Inventory Valuation

The costs of most raw materials, work in process, and finished goods inventories in the U.S. are determined by the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories the value of those inventories would have been $64 million higher as of December 31, 2004. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.

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

Valuation of Long-Lived Assets

Our long-lived assets include property, plant, equipment, long-term investments, goodwill, other intangible assets and assets held for rent. We review the carrying values of long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. Such circumstances would include, but are not limited to, a significant decrease in the market price of the long-lived asset, a significant adverse change in the way the asset is being used, a decline in the physical condition of the asset, or a history of operating cash flow losses associated with the use of the asset.

We consider various estimates and assumptions when determining if there is an impairment of our long-lived assets, excluding goodwill and long-term investments. These estimates and assumptions include determining which cash flows are directly related to the potentially impaired asset, the useful life over which the cash flows will occur, their amounts and the asset’s residual value, if any. An asset impairment is recognized when the carrying value of the asset is not recoverable based on the undiscounted estimated cash flows, as determined by the difference in carrying value and the fair value. Our estimated cash flows reflect our assumptions about selling prices, production and sales volume, costs, and market conditions over an estimate of the remaining operating period. If an impairment is indicated, the asset is written down to the estimated fair value. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when Cabot abandons the asset.

We perform an impairment test for goodwill at least annually and when events and changes in business circumstances indicate that the carrying value may not be recoverable. To test for recoverability, the fair value of the reporting unit is estimated based on discounted cash flows. The calculation is sensitive to both the estimated future cash flows and the discount rate. The assumptions used to estimate the discounted cash flows include management’s best estimates about selling prices, production and sales volume, costs, future growth rates, capital expenditures and market conditions over an estimate of the remaining operating period. The discount rate is based on the weighted average cost of capital that is determined by evaluating the risk free rate of return, cost of debt and expected equity premiums. If an impairment exists, a loss to write down the value of goodwill to its implied fair value is recorded.

The fair values of long-term investments depend on the financial performance of the entities in which we invest and the external factors inherent in the markets in which they operate. We consider these factors as well as the forecasted financial performance of the investment entities when assessing the potential impairment of these investments.

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

Litigation and Contingencies

We are involved in litigation in the ordinary course of business, including personal injury and environmental litigation. We accrue a liability for litigation when it is probable that a liability will be incurred and the amount can be reasonably estimated. The estimated reserves are recorded based on our best estimate of the liability associated with such matters or the low end of the estimated range of liability if we are unable to identify a better estimate within that range. Our best estimate is determined by evaluating numerous facts, including claims, settlement offers, demands by government agencies, estimates performed by independent third parties, identification of other responsible parties and an assessment of their ability to contribute and our prior experience. Litigation is highly uncertain and there is always the possibility of an unusual result in any particular case that may have an adverse effect on the results of operations.

The most significant reserves that have been established are for environmental remediation and respirator litigation claims. As of December 31, 2004, we had $20 million reserved for various environmental matters. The amount accrued reflects our assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. A portion of the reserve for environmental matters is recognized on a discounted basis, which requires the use of an estimated discount rate.

These liabilities can be affected by the availability of new information, changes in the assumptions on which the accruals are based, unanticipated government enforcement action, or changes in applicable government laws and regulations, which could result in higher or lower costs.

At December 31, 2004, we had $18 million accrued for respirator liability claims. Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. However, this cost is subject to numerous variables that are extremely difficult to predict. Developments that could affect our estimates include, but are not limited to, (i) significant changes in the number of future claims, (ii) significant changes in the average cost of resolving claims, (iii) significant changes in the legal costs of defending these claims, (iv) changes in the nature of claims received, (v) changes in the law and procedures applicable to these claims, (vi) the financial viability of other parties who contribute to the settlement of respirator claims and (vii) a determination that our interpretation of the contractual obligations on which we have estimated our share of liability is inaccurate. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

Income Taxes

We estimate our income taxes in each jurisdiction in which we are subject to tax. This process involves estimating the tax exposure for differences between actual results and estimated results and recording the amount of income taxes payable for the current year and deferred tax assets and liabilities for future tax consequences. We have filed our tax returns in accordance with our interpretations of each jurisdiction’s tax laws and have established reserves for potential differences in interpretation of those laws. In the event that actual results are significantly different from those estimates, our provision for income taxes could be significantly impacted.

Significant Accounting Policies

We have other significant account policies that are discussed in Note A of the Notes to our Consolidated Financial Statements in our fiscal 2004 Form 10-K. Certain of these policies include the use of estimates, but do not meet the definition of critical because they generally do not require estimates or judgments that are as difficult or subjective to measure. However, these policies are important to the understanding of the consolidated financial statements.

II. Overview

During the first quarter of fiscal year 2005 we experienced tight capacity utilization in both our carbon black and fumed metal oxides businesses. In addition, positive currency translation and strong volume and profit growth in our inkjet colorants business, driven by increases in both the OEM and after market businesses, were important to our overall performance for the quarter. The strong performance in the Chemicals Business more than offset lower prices and volumes in the Supermetals Business.

During the quarter our accounts receivable balance increased, consistent with the growth of sales volumes, particularly in the carbon black business, and our customers’ year end cash management activities. Our inventory balance also increased during the quarter in both our carbon black and Supermetals businesses.

As we have previously indicated, we have made a number of capital spending commitments that demonstrate our view of the importance of creating capacity in emerging markets where our Chemicals Business customers are increasing their manufacturing activities. These commitments include an announced expansion at our carbon black plant in Brazil, and new plants for both carbon black and fumed metal oxides in China. We also continue to emphasize our commitment to research and development initiatives and new product development, including continued investment in our aerogel product line and the activities associated with Superior Micropowders, as well as increased research and development investment in our inkjet colorants business.

This year two of our collective bargaining agreements in the United States are due to expire. One of those agreements relates to the Supermetals Business and the other relates to our carbon black business. Accordingly, in the coming months we will commence negotiations regarding these collective bargaining agreements.

III. Results of Operations

We are organized into three reportable segments: the Chemicals Business, the Supermetals Business (“CSM”), and the Specialty Fluids Business (“CSF”). The Chemicals Business is primarily comprised of the carbon black, fumed metal oxides, inkjet colorants, and aerogel product lines as well as the business development activities of Superior MicroPowders.

The following discussion of results includes diluted earnings per share, segment and product line sales, and segment operating profit before taxes (“PBT”). We use segment PBT to measure our consolidated operating results and assess segment performance.

Net sales and operating profit before taxes by segment are shown in Note N of the Consolidated Financial Statements.

Three Months Ended December 31, 2004 versus Three Months Ended December 31, 2003

Company Summary

Sales increased 11% from $446 million in the first quarter of last year to $495 million this year, primarily due to increased volumes ($40 million) and the positive impact of foreign exchange translation in the Chemicals Business ($14 million), partially offset by lower prices ($3 million) and the timing of sales of contracted volumes in the Supermetals Business. Our total segment profit before tax (“PBT”) increased 17% from $46 million in fiscal 2004 to $54 million in the first quarter of fiscal 2005. This increase was driven principally by increased volumes ($22 million), partially offset by higher raw material costs ($10 million).

Net income for the first quarter of fiscal 2005 was $35 million ($0.51 per diluted common share) compared to $29 million of net income ($0.42 per diluted common share) in the same quarter a year ago. The first quarter of fiscal 2005 results contained $4 million of pre-tax charges ($0.04 per diluted common share after tax) and $4 million of tax benefits ($0.04 per diluted common share after tax) from certain items and discontinued operations, compared to $2 million of pre-tax charges ($0.02 per diluted common share after tax) for certain items and discontinued operations for the first fiscal quarter of 2004.

Results for the first quarter of fiscal 2005 include pre-tax charges of $4 million and tax benefits of $4 million from certain items and discontinued operations as follows:

	Three Months Ended
(Dollars in millions, pre-tax)	December 31,
(Unaudited)	2004	2003
Net income	$35	$29
Certain items and discontinued operations
Restructuring initiatives	(4)	(1)

Subtotal of certain items	(4)	(1)
Discontinued operations	—	(1)

Total certain items and discontinued operations	(4)	(2)

Tax impact of certain items and discontinued operations	4	—

Total certain items and discontinued operations after tax	$—	$(2)

Certain charges for the first quarters of fiscal 2004 and 2003 are recorded in the consolidated statement of income as follows:

	Three Months Ended
(Dollars in millions, pretax)	December 31,
(Unaudited)	2004	2003
Statement of income line item - Cost of sales	$(4)	$(1)

Operating Expenses and Other Income and Expenses

Research and technical spending was $15 million for the first quarter of 2005 compared with $12 million in 2004 due primarily to increased spending by Cabot Superior MicroPowders. Selling and administrative expenses increased $3 million from $51 million in the first quarter of last year to $54 million in the first quarter of fiscal year 2005. This increase was due to the stronger Euro, budgeted increases in personnel costs, and planned increased spending in inkjet colorants and Superior MicroPowders.

Interest and dividend income in the first quarter was $2 million, an increase of $1 million compared to the first quarter of fiscal 2004 primarily due to the positive impact of higher interest rates on cash and investment balances. Interest expense was $8 million for the first quarter of fiscal year 2005, an increase of $1 million compared to that of the first quarter last year due to rising interest rates and the strengthening of the Yen and Euro currencies.

Income Taxes

Income tax expense in the first quarter was $9 million, which reflected an effective tax rate on continuing operations of 20% for the first quarter of fiscal 2005, as compared to 23% for the first quarter of fiscal 2004. The decrease in the effective tax rate was the result of a $3 million tax benefit related to the closure of the Altona facility recorded during the first quarter of 2005. The Company expects its effective tax rate for continuing operations for fiscal 2005 to be between 25% and 29%, exclusive of the impact of tax audit adjustments as discussed in the fiscal 2004 Form 10-K.

Continuing Operations by Segment

Chemicals Business

Sales for the Chemicals Business increased 15% from $351 million in the first quarter of fiscal 2004 to $405 million in first quarter of fiscal 2005, due primarily to higher volumes ($40 million) and positive foreign currency translation ($14 million). The Chemicals Business segment PBT increased 33%, from $27 million in fiscal 2004 to $36 million in the first quarter of 2005. The increase in PBT was due principally to higher volumes ($22 million), somewhat offset by increased raw material costs ($10 million).

The following table sets forth sales by product line for the Chemicals Business for the quarters ending December 31, 2004 and 2003:

	Three Months Ended
	December 31,
(Dollars in millions)	2004	2003
(Unaudited)
Carbon black	$335	$294
Fumed metal oxides	60	50
Inkjet colorants	9	6
Aerogel, Superior MicroPowders and other	1	1

Total segment sales	$405	$351

Product Line Summary

Carbon Black

During the first quarter of fiscal 2005, the carbon black PBT was $6 million higher than the first quarter of fiscal 2004. The improved business performance was the result of higher volumes ($14 million), driven by increased customer demand and increasing volumes sold under global long-term tire contracts, partially offset by higher feedstock costs ($7 million).

Fumed Metal Oxides

Fumed metal oxides PBT increased $2 million compared to the first quarter of fiscal year 2004. Higher volumes ($6 million) were partially offset by higher variable costs ($3 million) during the quarter. The fumed metal oxides business continues to operate under tight capacity constraints.

Inkjet Colorants

The inkjet colorants business reported a 50% increase in volumes and a 47% increase in revenues during the first quarter of fiscal 2005 compared with 2004, partially offset by increased manufacturing and R&D costs. Inkjet PBT was double that of the first quarter of fiscal 2004.

Aerogel

Commercial interest in the aerogel product is encouraging and the business continues its market development activities. We continue to work to refine the manufacturing process at our semi-works plant in Frankfurt, Germany.

Supermetals Business

In the Supermetals Business, sales decreased 12% during the first quarter of fiscal 2005 from $87 million in 2004 to $77 million. This decline was driven by lower prices ($3 million) and the timing of contracted volume sales. This segment reported a $5 million decrease in segment PBT from $21 million in the first quarter of fiscal 2004 to $16 million in the first quarter of fiscal 2005 due to lower prices ($3 million) and lower volumes ($3 million) attributable to the timing of contracted volume sales partially offset by increased volumes in the non-contracted segment of the business.

Specialty Fluids Business

Sales in the Specialty Fluids Business increased $6 million from $1 million in the first quarter of fiscal 2004 to $7 million in the first quarter of fiscal 2005. The Specialty Fluids Business PBT in the first quarter of fiscal year 2005 was $2 million compared with a $2 million loss in the first quarter of fiscal year 2004. During the quarter, the business completed six jobs in the North Sea compared with two jobs in the same quarter last year.

IV. Cash Flow and Liquidity

During the first three months of fiscal 2005, cash provided by operating activities totaled $9 million as compared to $50 million for the same period last year. The decrease in cash provided by operating activities is driven by changes in the components of working capital. At the end of the first quarter of 2005 there were higher levels of receivables in the Chemicals Business due to higher sales volumes and year end cash management activities by our customers, and, in the Supermetals Business, due to changed payment terms for certain customers. The Chemicals and Supermetals Businesses both had increases in inventory levels. In addition, foreign currency translation had a positive impact on all working capital components.

Capital spending for the first three months of fiscal 2005 was $30 million compared to $22 million in the first three months of fiscal 2004. The majority of capital spending occurred in the ordinary course of business and was related to routine plant operating capital projects. Capital expenditures for fiscal 2005 are expected to be in excess of $200 million and include expenditures for replacement projects, plant expansions, and the completion of projects started in fiscal 2004.

Cash used for financing activities was $19 million in the first three months of fiscal 2005 as compared to $25 million used during the same period last year. Cash used for financing activities during the first quarter of fiscal 2005 primarily related to the purchase of approximately 272,000 shares of Cabot common stock for $10 million and cash dividends paid to shareholders for $11 million during the first three months of fiscal 2005.

We have a $20 million reserve for environmental matters as of December 31, 2004, for remediation costs at various environmental sites. These sites are primarily associated with businesses divested in prior years. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. We also have recorded a $18 million reserve on a net present value basis for respirator claims as of December 31, 2004 and we expect to pay approximately $10 million over the next five years. We have various other litigation costs, including defense costs associated with the pending antitrust actions and lawsuits filed against the Company in connection with certain discontinued operations, incurred in the ordinary course of business.

In October 2004, we initiated a plan to shut down our Altona, Australia carbon black production plant due to our raw materials supplier’s indication that it would cease supply in September 2005 as well as the decline of the carbon black market in Australia. As of December 31, 2004, we expect the shut down plan to result in a pre-tax charge to earnings of approximately $18 million. The $18 million of estimated charges includes approximately $6 million for severance and employee benefits, $5 million for accelerated depreciation of the facility assets, $5 million for asset retirement obligations at the Altona, Australia facility and $8 million for the realization of foreign currency translation adjustments. These charges are anticipated to be offset by gains on the sale of assets of approximately $6 million. As of December 31, 2004, we recorded $4 million of these charges to the income statement.

At December 31, 2004, we have $12 million of accrued expenses in the consolidated balance sheet for restructuring activities related to Altona and Europe. Approximately $9 million of the $12 million reserve relates to the European restructuring we initiated in 2003 and the closure of the carbon black facility in Zierbena, Spain. During the first quarter of fiscal 2005, we made cash payments of $2 million related to restructuring costs. The restructuring costs incurred are all related to the Chemicals Business segment and are expected to be paid out over the next two years.

At December 31, 2004 our obligations related to long-term debt totaled $520 million, of which $129 million will come due in the next twelve months. Included in the current portion of long-term debt is a 9.3 billion yen ($90 million) term loan agreement that matures in October 2005 and $30 million of medium term notes that mature in December 2005. We plan to refinance the Japanese term loan agreement prior to the maturity date.

We expect cash on hand, cash from operations and present financing arrangements, including Cabot’s unused line of credit, to be sufficient to meet our additional cash requirements for the next twelve months and the foreseeable future.

V. Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (“FASB”) released its final revised standard entitled FASB Statement No. 123R, Share-Based Payment (“FAS 123R”), which will significantly change accounting practice with respect to employee stock options and other stock based compensation (including employee stock purchase plans). FAS 123R requires companies to recognize, as an operating expense, the estimated fair value of share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans. That expense will be based on the grant-date fair value of the award and recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (usually the vesting period).

The standard provides for three alternative transition methods including (i) a modified prospective application (“MPA”), without restatement of prior interim periods in the year of adoption, (ii) MPA with restatement of prior interim periods in the year of adoption and (iii) a modified retrospective application. We are in the process of evaluating the transition method that will be utilized upon adoption and the impact to our consolidated financial statements. FAS 123R is effective as of the beginning of our fourth fiscal quarter ended September 30, 2005.

In December 2004, the FASB issued Statement No. 153 (“FAS 153”), Exchanges of Nonmonetary Assets - Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”). FAS 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (i) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (ii) the transactions lack commercial substance (as defined). In addition, the FASB decided to retain the guidance in APB 29 for assessing whether the fair value of a nonmonetary asset is determinable within reasonable limits. The new standard is the result of the convergence project between the FASB and the International Accounting Standards Board (“IASB”). Cabot will adopt this standard for nonmonetary asset exchanges occurring beginning in fiscal year 2006.

In November 2004, FASB issued FAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”, to improve financial reporting and global comparability of inventory accounting. The amendment, which adopted language similar to that used in the International Accounting Board’s (“IASB”) International Accounting Standard 2 (“IAS 2”), clarifies that inventory related expenses, such as abnormal amounts of idle facility expense, freight, handling costs, and wasted or spoiled materials should be recognized as current period charges. The statement also requires fixed production overhead allocations to inventory based on normal capacity of the production facilities. The guidance is effective for inventory costs incurred beginning in Cabot’s fiscal year 2006. The adoption of FAS No. 151 is not expected to have a significant impact on the consolidated financial statements.

In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA replaces an export incentive with a deduction from domestic manufacturing income. Cabot is both an exporter and a domestic manufacturer. The loss of the export incentive tax benefit is expected to exceed the tax benefit of the domestic manufacturing deduction. However, it is not yet possible to estimate the magnitude of the net impact given the current state of law. The AJCA also allows U.S. companies to repatriate up to $500 million of earnings from their foreign subsidiaries in 2005 or 2006 at an effective tax rate of 5.25%. We have not decided whether to take advantage of this opportunity, nor have we determined whether there is a material benefit available, given our particular circumstances and the various requirements under the law. Accordingly, we will continue to study the impact of the AJCA, as additional guidance becomes available from the Internal Revenue Service (“IRS”). In response, the FASB has issued Staff Position (“FSP”) No. 109-a and 109-b, which outlines accounting treatment for the impact of AJCA. The FSPs state that (i) any benefit that companies may have from the domestic manufacturing deduction be treated as a special deduction and accordingly any benefit would be reported in the year in which the income is earned and (ii) regarding the impact resulting from the repatriation of unremitted earnings in the period in which the enacted tax law was passed, companies may wait until they have the information necessary to determine the amount of the earnings they intend to repatriate.

Forward-Looking Information: Included above are forward-looking statements relating to management’s expectations of future profits, future economic and business conditions, new business growth, our product development program, implementation of restructuring initiatives and cashflow and liquidity. Actual results may differ materially from the results anticipated in the forward-looking statements included in this quarterly report due to a variety of factors, including domestic and global economic conditions, such as market supply and demand, prices and costs and availability of raw materials; changes in capacity utilization; fluctuations in currency exchange rates; results of upcoming labor negotiations; our ability to refinance debt on acceptable terms and conditions; patent rights of others; stock market conditions; the timely commercialization of products under development (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); our ability to successfully implement our cost reduction initiatives and organizational restructurings; demand for our and our customers’ products; competitors’ reactions to market conditions; the accuracy of the assumptions we used in establishing a reserve for our share of liability for respirator claims; and the outcome of pending litigation and governmental investigations. Other factors and risks are discussed in our 2004 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended December 31, 2004 does not differ materially from that discussed under Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

Item 4. Controls and Procedures

As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date. As part of that evaluation, however, the officers determined the Company had incorrectly applied revenue recognition rules in a specific situation involving one product for one customer. We have addressed this issue and are improving our controls and procedures in this area as part of our preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has undertaken initiatives to meet the documentation and testing requirements of Section 404 of the Sarbanes-Oxley Act of 2002 to ensure internal control over financial reporting. The Company has made and will continue to make changes that enhance the effectiveness of its internal controls.

Part II. Other Information

Item 1. Legal Proceedings

     Respirator Liabilities

We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. As more fully described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (the “2004 10-K”), the Company’s respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of December 31, 2004, there were approximately 91,000 claimants in pending cases asserting claims against AO in connection with respiratory products. In the fall of 2004, at our request, Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm initially retained in 2003 to assist us in quantifying our estimated share of liability for pending and future respirator liability claims, updated its computation of our estimated liability for respirator matters. Based on the HR&A revised estimates, we reduced our reserve for these matters from $20 million to $18 million on a net present value basis (or $32 million on an undiscounted basis) during the fourth quarter of fiscal year 2004. As described in our 2004 10-K, it is important to note that in estimating our share of liability for these matters, we have excluded settlement data from the 2002 settlement of a large number of claims in Mississippi in estimating future claims values, and that had this settlement data been included in the estimation of future claim values our estimated liability for pending and future respirator claim payments would have been $29 million on a net present value basis or $49 million on an undiscounted basis. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, and at December 31, 2004, is approximately $18 million.

     Carbon Black Antitrust Litigation

During fiscal year 2003, the Company, Phelps Dodge Corporation, Columbian Chemicals Co., Degussa Engineered Carbons, LP, Degussa AG, and Degussa Corporation (referred to collectively as the “Defendants”), were named in fifteen antitrust lawsuits filed in several federal district courts. The complaints were filed by the plaintiffs on their own behalf and on behalf of all individuals or entities who purchased carbon black in the United States directly from the Defendants from approximately 1999 until the present (the “Period”) and allege that the Defendants conspired to fix, raise, maintain or stabilize prices for carbon black sold in the United States during the Period. The plaintiffs seek treble damages in an unspecified amount and attorneys’ fees. In August 2003, the pending federal cases were consolidated by a multi-jurisdictional panel and transferred to the federal court for the District of Massachusetts. Discovery is ongoing in these matters. In January 2005 the Court denied the Defendants’ motion to dismiss the consolidated complaint on the grounds that it fails to state a claim, and granted the plaintiffs’ motion to certify the class or classes of plaintiffs. We believe that we have strong defenses to all of these claims, which we intend to assert vigorously.

During the first quarter of fiscal year 2005, the Company and certain other companies were named in Pearman v. Cabot Corp. et al., filed in Tennessee state court on behalf of a purported class of indirect purchasers of carbon black in Tennessee and in twenty-three other jurisdictions from January 1, 1994 to the present. This complaint asserts violations under Tennessee law and the laws of twenty-three other jurisdictions, and alleges that the defendants conspired to fix, raise, maintain or stabilize prices for carbon black sold in Tennessee and in the other respective jurisdictions during the period January 30, 1999 to the present. The plaintiffs in this case seek treble damages in an unspecified amount and attorneys’ fees. Cabot believes it has strong defenses to all of these claims, which it intends to assert vigorously.

     Other

On July 29, 2002, AVX Corporation commenced an action against us in the United States District Court for the District of Massachusetts. The complaint involved a tantalum supply agreement between the Company and AVX, one of our tantalum supply customers, and alleged unfair and deceptive trade practices, breach of contract and other related matters. This action was dismissed during fiscal year 2003. In connection with the dismissal, we filed an action against AVX in the Business Litigation Section of the Superior Court of Massachusetts seeking declaratory judgment as to the validity of the supply agreement, as well as a declaration that we are not in breach of an alleged prior agreement, that Cabot did not engage in unfair and deceptive trade practices and other related matters. In October 2003, we filed a motion for summary judgment as to all but one claim in dispute. In June 2004, the Court granted our partial summary judgment motion regarding these matters, leaving as the only remaining dispute whether some of the product supplied by Cabot under the supply agreement with AVX was in conformity with contract specifications. On March 8, 2004, AVX filed another action against us in the United States District Court for the District of Massachusetts. This complaint alleged that we violated the federal antitrust laws in connection with the tantalum supply agreement between Cabot and AVX by tying the purchase of one type of tantalum product by AVX to the purchase of other types. On November 17, 2004, the District Court granted Cabot’s motion to dismiss this complaint. AVX appealed this ruling to the First Circuit Court of Appeals in December 2004. AVX continues to purchase product in accordance with the terms of its contract during the dispute.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding the Company’s purchases of its equity securities during the quarter ended December 31, 2004.

Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased (1)	per Share	or Programs	Programs
October 1, 2004 – October 31, 2004	28,500	$30.47	—	4,310,022
November 1, 2004 – November 30, 2004	83,191	$36.57	80,691	4,229,331
December 1, 2004 – December 31, 2004	205,328	$37.28	191,328	4,038,003

Total	317,019		272,019

(1) On May 14, 2004, the Company announced that the Board of Directors had authorized the Company to repurchase up to 5 million shares of the Company’s common stock in the open market or in privately negotiated transactions. The Company sometimes repurchases shares of common stock from employees to satisfy tax withholding obligations on the vesting of restricted shares or the exercise of stock options. These shares are repurchased pursuant to the May 2004 authorization. During the quarter ended December 31, 2004, the Company repurchased 2,019 shares in connection with employee tax withholding obligations. The Company also repurchases shares of unvested restricted stock from employees whose employment is terminated before the shares vest. These shares are repurchased pursuant to the terms of the Company’s equity compensation plans. During the quarter, the Company repurchased 45,000 shares of unvested restricted stock from employees.

Item 6. Exhibits

The following Exhibits are filed herewith:

1.	Exhibit 31.1 — Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act.

2.	Exhibit 31.2 — Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

3.	Exhibit 32 — Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION
Date: February 8, 2005	By:	/s/ John A. Shaw
John A. Shaw
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

Date: February 8, 2005	By:	/s/ David J. Elliott
David J. Elliott
Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description
Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.