Form 10-Q
period 2005-03-31
CABOT CORP
filed 2005-05-10
CIK 16040

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2005

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

As of May 5, 2005 the Company had 62,945,330 shares of Common
Stock, par value $1 per share, outstanding.

CABOT CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2005 and 2004

(In millions, except per share amounts)

UNAUDITED

	2005	2004
Net sales and other operating revenues	$527	$500
Cost of sales	397	369

Gross profit	130	131

Selling and administrative expenses	56	58
Research and technical expense	15	13
Goodwill asset impairment	90	—

Income (loss) from operations	(31)	60

Interest and dividend income	1	1
Interest expense	(8)	(7)
Other income (expense)	3	(3)

Income (loss) from continuing operations before income taxes	(35)	51

Provision for income taxes	(13)	(13)
Equity in net income of affiliated companies, net of tax of $1 and $1	2	1
Minority interest in net income, net of tax of $1 and $1	(4)	(3)

Income (loss) from continuing operations	(50)	36

Discontinued operations:
Income from discontinued businesses, net of income taxes	—	1

Net income (loss)	(50)	37

Dividends on preferred stock, net of tax benefit	—	(1)

Income (loss) available to common shares	$(50)	$36

Weighted-average common shares outstanding, in millions:
Basic	60	59

Diluted	60	69

Income (loss) per common share:
Basic:
Continuing operations	($0.84)	$0.61
Income from discontinued businesses	—	0.01

Net income (loss) per share - basic	($0.84)	$0.62

Diluted:
Continuing operations	($0.84)	$0.53
Income from discontinued businesses	—	0.01

Net income (loss) per share - diluted	($0.84)	$0.54

Dividends per common share	$0.16	$0.15

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended March 31, 2005 and 2004

(In millions, except per share amounts)

UNAUDITED

	2005	2004
Net sales and other operating revenues	$1,022	$946
Cost of sales	775	708

Gross profit	247	238

Selling and administrative expenses	110	109
Research and technical expense	30	25
Goodwill asset impairment	90	—

Income from operations	17	104

Interest and dividend income	3	3
Interest expense	(16)	(15)
Other income (expense)	5	(4)

Income from continuing operations before income taxes	9	88

Provision for income taxes	(22)	(21)
Equity in net income of affiliated companies, net of tax of $1 and $2	4	3
Minority interest in net income, net of tax of $2 and $1	(6)	(4)

Income (loss) from continuing operations	(15)	66

Discontinued operations:
Income from discontinued businesses, net of income taxes	—	—

Net income (loss)	(15)	66

Dividends on preferred stock, net of tax benefit	(1)	(2)

Income (loss) available to common shares	$(16)	$64

Weighted-average common shares outstanding, in millions:
Basic	60	59

Diluted	60	69

Income (loss) per common share:
Basic	($0.26)	$1.10

Diluted	($0.26)	$0.96

Dividends per common share	$0.32	$0.30

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS
March 31, 2005 and September 30, 2004

(In millions)

ASSETS

UNAUDITED

	March 31,	September 30,
	2005	2004
Current assets:
Cash and cash equivalents	$156	$159
Short-term marketable securities investments	55	70
Accounts and notes receivable, net of reserve for doubtful accounts of $4 and $5	422	384
Inventories:
Raw materials	151	150
Work in process	165	145
Finished goods	181	143
Other	48	44

Total inventories	545	482

Prepaid expenses and other current assets	52	38
Deferred income taxes	39	40

Total current assets	1,269	1,173

Investments:
Equity affiliates	57	56
Long-term marketable securities and cost investments	17	37

Total investments	74	93

Property, plant and equipment	2,453	2,356
Accumulated depreciation and amortization	(1,515)	(1,438)

Net property, plant and equipment	938	918

Other assets:
Goodwill	25	111
Intangible assets, net of accumulated amortization of $8 and $8	7	7
Assets held for rent	36	33
Deferred income taxes	37	35
Other assets	50	56

Total other assets	155	242

Total assets	$2,436	$2,426

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2005 and September 30, 2004

(In millions, except for share and per share amounts)

LIABILITIES & STOCKHOLDERS’ EQUITY

UNAUDITED

	March 31,	September 30,
	2005	2004
Current liabilities:
Notes payable to banks	$24	$24
Accounts payable and accrued liabilities	292	290
Deferred income tax payable	1	—
Income taxes payable	48	50
Current portion of long-term debt	125	8

Total current liabilities	490	372

Long-term debt	388	506
Deferred income taxes	22	22
Other liabilities	307	290

Commitments and contingencies (Note J)

Minority interest	48	45

Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Series A Junior Participating Preferred Stock issued and outstanding: none
Series B ESOP Convertible Preferred Stock 7.75% Cumulative issued: 75,336 shares, outstanding: 45,827 and 47,534 shares (aggregate redemption value of $46 and $48)	62	64
Less cost of shares of preferred treasury stock	(38)	(38)
Common stock:
Authorized: 200,000,000 shares of $1 par value, issued and outstanding:
63,072,665 and 63,055,006 shares	63	63
Less cost of shares of common treasury stock	(5)	(5)
Additional paid-in capital	43	52
Retained earnings	1,182	1,218
Unearned compensation	(35)	(49)
Deferred employee benefits	(43)	(45)
Notes receivables for restricted stock	(18)	(19)
Accumulated other comprehensive loss	(30)	(50)

Total stockholders’ equity	1,181	1,191

Total liabilities and stockholders’ equity	$2,436	$2,426

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 2005 and 2004

(In millions)

UNAUDITED

	2005	2004
Cash Flows from Operating Activities:

Net income (loss)	$(15)	$66
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	70	66
Deferred tax provision	1	3
Equity in income of affiliated companies	(4)	(3)
Goodwill asset impairment	90	—
Non-cash compensation, net	15	13
Other non-cash charges, net	10	4
Changes in assets and liabilities:
Accounts and notes receivable	(24)	(32)
Inventory	(53)	3
Prepayments and other current assets	5	(13)
Accounts payable and accrued liabilities	(7)	(8)
Income taxes payable	(3)	(1)
Other liabilities	(13)	1
Other, net	1	(6)

Cash provided by operating activities	73	93

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(69)	(43)
Proceeds from sales of property, plant and equipment	1	2
Increase in assets held for rent	(3)	(2)
Purchase of marketable securities investments	(55)	—
Proceeds from maturity of marketable securities investments	90	—

Cash used in investing activities	(36)	(43)

Cash Flows from Financing Activities:

Repayments of long-term debt	—	(15)
Increase in short-term debt	—	15
Purchases of common stock	(11)	(21)
Sales of common stock	1	4
Cash dividends paid to stockholders	(21)	(20)
Cash dividends paid to minority interest stockholders	(8)	(6)

Cash used in financing activities	(39)	(43)

Effect of exchange rate changes on cash	(1)	3

(Decrease) increase in cash and cash equivalents	(3)	10
Cash and cash equivalents at beginning of period	159	247

Cash and cash equivalents at end of period	$156	$257

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended March 31, 2005

(In millions)

UNAUDITED

	Preferred	Common						Notes
	Stock, net	Stock, net			Accumulated			Receivable
	of	of	Additional		Other		Deferred	from	Total	Total
	Treasury	Treasury	Paid-in	Retained	Comprehensive	Unearned	Employee	Restricted	Stockholders’	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Compensation	Benefits	Stock	Equity	Income (Loss)
Balance at September 30, 2004	$26	$58	$52	$1,218	$(50)	$(49)	$(45)	$(19)	$1,191

Net income (loss)				(15)						(15)

Foreign currency translation adjustment					29					29

Change in unrealized loss on derivative instruments					(9)					(9)

Total comprehensive income									5	5

Common dividends paid				(20)					(20)

Issuance of stock under employee compensation plans, net of forfeitures		—							—

Purchase and retirement of common stock			(11)						(11)

Preferred stock conversion	(2)		2						—

Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit				(1)					(1)

Principal payment by Employee Stock Ownership Plan under guaranteed loan							2		2

Amortization of unearned compensation						14			14

Notes receivable for restricted stock- payments and forfeitures								1	1

Balance at March 31, 2005	$24	$58	$43	$1,182	$(30)	$(35)	$(43)	$(18)	$1,181

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
UNAUDITED

A.	Basis of Presentation

The consolidated financial statements include the accounts of Cabot Corporation and its majority-owned and controlled U.S. and non-U.S. subsidiaries (“Cabot” or the “Company”). Intercompany transactions have been eliminated.

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Form 10-K for the year ended September 30, 2004.

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 2005 and 2004. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

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

During the first quarter of fiscal 2005, Cabot determined that its method of recognizing revenue from the sale of one particular product sold to one customer in the Supermetals Business required revision due to Cabot being unable to ensure that the product meets the customer’s specifications prior to shipment. Under the previous method, which was followed commencing with the third quarter of fiscal 2003 and through the end of fiscal 2004, revenue was recognized at time of invoice, net of a reserve for estimated returns based on historical experience. Cabot determined last quarter that revenue should have been deferred until the time of customer acceptance instead of recording revenue net of a reserve for estimated returns. Consequently, effective with the beginning of fiscal 2005, Cabot defers revenue until customer acceptance. The impact of this revision was not material to any of the quarters or years for which the previous method was followed. In addition, the cumulative effect of this revision was an increase of approximately $1 million of net income that was determined not to be material and was recorded in the first quarter of fiscal 2005. Prior to the third quarter of fiscal 2003, revenue from product sold to this particular customer was appropriately recorded upon receipt of customer acceptance. At March 31, 2005, there was $1 million of deferred revenue for these sales.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
UNAUDITED

Under certain multi-year supply contracts with declining prices and minimum volumes, Cabot recognizes revenue based on the estimated average selling price over the contract lives. At March 31, 2005 and September 30, 2004, Cabot had $2 million and $3 million, respectively, of deferred revenue related to certain supply agreements, representing the difference between the billed price and the estimated average selling price. The deferred revenue will be recognized as customers purchase the contracted minimum volumes through December 2006.

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

Accounts and notes receivable as of March 31, 2005 and September 30, 2004, primarily include trade accounts receivable, which arise in the normal course of business, income tax receivables of $18 million for each period and the current portion of notes receivable of $8 million and $5 million, respectively. Trade receivables are recorded at the invoiced amount and generally do not bear interest. Cabot maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments primarily based on historical experience. Customer account balances are charged off against the allowance when it is probable the receivable will not be recovered. Provisions and charge-offs in the first quarter of fiscal 2005 and 2004 were not material. There is no off balance sheet credit exposure related to our customers’ receivable balances.

Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price in accordance with Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs.” Shipping and handling costs are included in cost of sales.

Equity Incentive Plans

Cabot has equity compensation plans under which stock options and restricted stock awards are granted to employees. The plans are described more fully in Note N of Cabot’s Form 10-K for the year ended September 30, 2004. In accordance with the provisions of the Statement of Financial Accounting Standard (“FAS”) No. 123, “Accounting for Stock-Based Compensation”, Cabot accounts for stock-based compensation plans using the intrinsic value method consistent with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. If Cabot applied the fair value recognition provisions of FAS No. 123, Cabot would have recorded compensation expense of less than $1 million in each of the three months ended March 31, 2005 and 2004 and $1 million in each of the six months ended March 31, 2005 and 2004 in addition to the $5 million and $4 million of compensation expense, net of tax, for restricted stock that was recorded in the three months ended March 31, 2005 and 2004, respectively, and $10 million and $9 for the six months ended March 31, 2005 and 2004, respectively.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
UNAUDITED

The following table illustrates the effect on net income and earnings per share if Cabot had applied the fair value recognition provisions of FAS No. 123:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income (loss), as reported	$(50)	$37	$(15)	$66
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	5	4	10	9
Deduct: Stock-based compensation using fair value method for all awards, net of related tax effects	(5)	(4)	(11)	(10)

Pro forma net income (loss)	$(50)	$37	$(16)	$65

Net income (loss) per common share:
Basic, as reported	($0.84)	$0.62	($0.26)	$1.10
Basic, pro forma	($0.84)	$0.62	($0.28)	$1.08
Diluted, as reported	($0.84)	$0.54	($0.26)	$0.96
Diluted, pro forma	($0.84)	$0.54	($0.28)	$0.94

The effects of applying the fair value method in this pro forma disclosure are not necessarily indicative of future amounts.

C.	Discontinued Operations

In the first quarter of fiscal 2004, Cabot recorded a loss from discontinued operations of $1 million for a litigation reserve related to a previously divested business. In the second quarter of fiscal 2004, the litigation was settled and the reserve was reduced to zero. The amounts, net of income taxes, are classified as income from operations of a discontinued business in the consolidated statements of operations.

D.	Investments

At March 31, 2005, Cabot had $70 million of available-for-sale marketable securities, of which $55 million are classified as short-term investments and $15 million are classified as other long-term investments. During the six months ended March 31, 2005, Cabot purchased $55 million of available-for-sale marketable securities and $90 million of its available-for-sale marketable securities matured.

E.	Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the six months ended March 31, 2005 are as follows:

	Chemicals	Cabot
(Dollars in millions)	Business	Supermetals	Total
Balance at September 30, 2004	$24	$87	$111
Foreign exchange translation adjustment	1	3	4
Goodwill asset impairment	—	(90)	(90)

Balance at March 31, 2005	$25	$—	$25

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
UNAUDITED

The Company performs its annual impairment assessment for goodwill during the third quarter of each fiscal year. In the second quarter of fiscal 2005, management determined, based on a combination of factors associated with the anticipated future performance of the Supermetals business, that the fair value of this reporting unit was more likely than not below its carrying amount and thus a goodwill impairment analysis was necessary. These factors included the continuing trend toward the use of smaller tantalum capacitors in electronics devices resulting in significantly less tantalum powder being required for each capacitor, the continued high inventory levels in the supply chain and the expected decrease in tantalum powder sales volume and pricing as the business transitions from fixed volume and price contracts over the next two years.

As part of this analysis, FAS No. 142, “Goodwill and Other Intangible Assets”, requires the comparison of the estimated fair value of the reporting unit with its carrying value. The fair value of the Supermetals business was determined based on estimated discounted future cash flows. As a result of the analysis, it was determined that a full impairment of goodwill existed, requiring a write-off of the entire $90 million goodwill balance of the reporting unit during the current quarter. Additionally, in connection with this goodwill impairment analysis, the Company performed an analysis under FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” related to the Supermetals business and determined that no other impairment existed.

The resulting $90 million impairment of the Supermetals business goodwill is reported as a component of income (loss) from continuing operations in the accompanying consolidated statement of operations.

Cabot does not have any indefinite-lived intangible assets. As of March 31, 2005 and September 30, 2004 Cabot had finite-lived intangible assets of $7 million. These intangible assets at March 31, 2005 are comprised of $13 million for patents and $2 million for other intellectual property less related accumulated amortization of $7 million for patents and $1 million for other intellectual property. Intangible assets are amortized over their estimated useful lives, which range from two to fifteen years. Estimated amortization expense is expected to be $1 million in each of the next five fiscal years.

F.	Asset Retirement Obligations

In October 2004, Cabot announced plans to shut down its carbon black production plant in Altona, Australia. As part of the closure plan, Cabot has recorded an asset retirement obligation of $2 million for costs related to the demolition of the facility and the clearing of the site. These costs are expected to be paid out over the next fifteen to twenty one months. During the three months ended March 31, 2005, Cabot did not make any cash payments related to this obligation.

In fiscal 2003, Cabot announced the closure of its carbon black manufacturing facility in Zierbena, Spain. The facility is located on leased land and Cabot is required to perform site remediation and restoration activities as a condition of the lease agreement. At March 31, 2005, Cabot had a liability of $5 million for these costs, which are expected to be paid over the next six to nine months. During the three months ended March 31, 2005 and 2004, Cabot made cash payments of $1 and $2 million, respectively, with respect to the closing of the plant in Zierbena, Spain.

Cabot also has a $3 million reserve related to the decommissioning of storage bins used in the Supermetals Business that cannot be closed without governmental approval. Cabot expects this liability to be paid over the next two to three years.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
UNAUDITED

The following is a description of the changes to the Company’s asset retirement obligations for the six months ended March 31, 2005:

(Dollars in millions)
Asset retirement obligation- September 30, 2004	$8
Additions	2
Cash paid	(1)
Foreign exchange translation adjustment	1

Asset retirement obligation- March 31, 2005	$10

At March 31, 2005, the asset retirement obligations are included in accrued expenses in the consolidated balance sheet.

G.	Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following components for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005		2004		2005		2004
	Pension Benefits				Postretirement Benefits
(Dollars in millions)	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$1	$1	$2	$1	$—	$—	$1	$—
Interest cost	2	3	2	2	2	—	2	—
Expected gain on plan assets	(3)	(3)	(3)	(2)	—	—	—	—
Recognized loss	—	1	—	1	1	—	—	—
Amortization of prior service cost	—	—	—	—	(1)	—	—	—

Net periodic benefit cost	$—	$2	$1	$2	$2	$—	$3	$—

Net periodic defined benefit pension and other postretirement benefit costs include the following components for the six months ended March 31, 2005 and 2004:

	Six Months Ended March 31,
	2005		2004		2005		2004
	Pension Benefits				Postretirement Benefits
(Dollars in millions)	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$2	$3	$3	$3	$1	$—	$1	$—
Interest cost	3	6	3	5	3	—	3	—
Expected gain on plan assets	(5)	(6)	(5)	(5)	—	—	—	—
Recognized loss	—	2	—	2	1	—	1	—
Amortization of prior service cost	—	—	—	—	(1)	—	—	—

Net periodic benefit cost	$—	$5	$1	$5	$4	$—	$5	$—

In connection with the Altona plant closure, the Company recorded a charge of $2 million in the first quarter of fiscal 2005 for special termination benefits related to the severance and employee benefits program offered to employees. This has been included as a component of the Altona restructuring.

H.	Guarantee Agreements

Cabot has provided certain indemnities pursuant to which it may be required to make payments to an indemnified party in connection with certain transactions and agreements. In connection with certain acquisitions and divestitures, Cabot has provided routine indemnities with respect to such matters

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
UNAUDITED

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

In October 2004, Cabot initiated a plan to shut down its Altona, Australia carbon black production plant due to Cabot’s raw materials supplier’s indication that it would cease supply in September 2005 as well as the decline of the carbon black market in Australia. As of March 31, 2005, Cabot expects the shut down plan to result in a pre-tax charge to earnings of approximately $18 million. The $18 million of estimated charges includes approximately $6 million for severance and employee benefits, $5 million for accelerated depreciation of the facility assets, $5 million for asset retirement obligations at the Altona, Australia facility and $8 million for the realization of foreign currency translation adjustments. These charges are anticipated to be offset by gains on the sale of assets of approximately $6 million. As of March 31, 2005, Cabot recorded $7 million of these charges to the consolidated statement of operations.

Details of the Altona restructuring activity and the reserve during the three months ended March 31, 2005 are as follows:

	Severance	Asset
	and Employee	Retirement	Accelerated
(Dollars in millions)	Benefits	Obligation	Depreciation	Total
Reserve at December 31, 2004	$1	$2	$—	$3
Charges for three months ended March 31, 2005	1	—	2	3
Costs charged against assets	—	—	(2)	(2)

Reserve at March 31, 2005	$2	$2	$—	$4

Details of the Altona restructuring activity and the reserve during the six months ended March 31, 2005 are as follows:

	Severance	Asset
	and Employee	Retirement	Accelerated
(Dollars in millions)	Benefits	Obligation	Depreciation	Total
Reserve at September 30, 2004	$—	$—	$—	$—
Charges for six months ended March 31, 2005	4	—	3	7
Costs charged against assets	(2)	—	(3)	(5)
Recognition of asset retirement obligation	—	2	—	2

Reserve at March 31, 2005	$2	$2	$—	$4

As of March 31, 2005, the Company had restructuring reserves for severance and employee benefits of $2 million related to the fiscal 2003 European restructuring plan and the closure of Cabot’s carbon black manufacturing facility in Zierbena, Spain and $5 million of asset retirement obligations related to site remediation and restoration of the facility in Zierbena, Spain. At March 31, 2005, $8 million of foreign currency translation adjustments existed related to the Zierbena entity and will be realized upon substantial liquidation of this entity.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
UNAUDITED

Details of the activity in the European restructuring reserve during the three months ended March 31, 2005 are as follows:

	Severance	Asset
	and Employee	Retirement
(Dollars in millions)	Benefits	Obligations	Total
Reserve at December 31, 2005	$3	$6	$9
Charges for three months ended March 31, 2005	1	—	1
Cash paid	(2)	(1)	(3)

Reserve at March 31, 2005	$2	$5	$7

Details of the activity in the European restructuring reserve during the six months ended March 31, 2005 are as follows:

	Severance	Asset
	and Employee	Retirement
(Dollars in millions)	Benefits	Obligations	Total
Reserve at September 30, 2004	$5	$5	$10
Charges for six months ended March 31, 2005	1	—	1
Cash paid	(4)	(1)	(5)
Foreign exchange translation adjustment	—	1	1

Reserve at March 31, 2005	$2	$5	$7

As of March 31, 2005, the remaining balance of the restructuring costs for Altona and Europe is included in accrued expenses in the consolidated balance sheet and is expected to be paid out over the next two years.

Restructuring costs were recorded in the consolidated statement of operations for the three and six months ended March 31, 2005 and 2004 as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in millions)	2005	2004	2005	2004
Cost of sales	$3	$1	$7	$2
Selling and administrative expense	1	1	1	1

Total	$4	$2	$8	$3

J.	Commitments and Contingencies

As of March 31, 2005 and September 30, 2004, Cabot had approximately $20 million reserved for environmental matters primarily related to divested businesses. This reserve represents Cabot’s best estimate of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. At March 31, 2005, $5 million of the $20 million reserve for the environmental matters is recognized on a discounted basis and is being accreted up to the undiscounted liability through interest expense over the expected cash flow period.

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. As more fully described in its Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (the “2004 10-K”), the Company’s respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
UNAUDITED

labeled. As of March 31, 2005, there were approximately 92,000 claimants in pending cases asserting claims against AO in connection with respiratory products. In the fourth quarter of fiscal 2004, at the Company’s request, Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm initially retained in 2003 to assist Cabot in quantifying its estimated share of liability for pending and future respirator liability claims, updated its computation of the Company’s estimated liability for respirator matters. Based on HR&A’s revised estimates, Cabot reduced its reserve for these matters from $20 million to $18 million on a net present value basis during the fourth quarter of fiscal 2004. As described in the 2004 10-K, it is important to note that in estimating Cabot’s share of liability for these matters, the Company has excluded settlement data from the 2002 settlement of a large number of claims in Mississippi in estimating future claims values, and that had this settlement data been included in the estimation of future claim values the Company’s estimated liability for pending and future respirator claim payments would have been $29 million on a net present value basis or $49 million on an undiscounted basis. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, and at March 31, 2005, is approximately $18 million (or $32 million on an undiscounted basis).

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

K.	Stockholders’ Equity

The following table summarizes the changes in shares of stock for the three months ended March 31, 2005:

Preferred Stock (in thousands)
Balance at December 31, 2004	63
Converted preferred stock	(1)

Balance at March 31, 2005	62

Preferred Treasury Stock (in thousands)
Balance at December 31, 2004	17

Balance at March 31, 2005	17

Common Stock (in thousands)
Balance at December 31, 2004	62,973
Issued common stock	59
Purchased and retired common stock	(95)
Converted preferred stock	136

Balance at March 31, 2005	63,073

Common Treasury Stock (in thousands)
Balance at December 31, 2004	161
Issued common treasury stock	(4)

Balance at March 31, 2005	157

The following table summarizes the changes in shares of stock for the six months ended March 31, 2005:

Preferred Stock (in thousands)
Balance at September 30, 2004	64
Converted preferred stock	(2)

Balance at March 31, 2005	62

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
UNAUDITED

Preferred Treasury Stock (in thousands)
Balance at September 30, 2004	17

Balance at March 31, 2005	17

Common Stock (in thousands)
Balance at September 30, 2004	63,055
Issued common stock	180
Purchased and retired common stock	(412)
Converted preferred stock	250

Balance at March 31, 2005	63,073

Common Treasury Stock (in thousands)
Balance at September 30, 2004	162
Issued common treasury stock	(5)

Balance at March 31, 2005	157

L.	Comprehensive Income (Loss)

The pre-tax, tax and after tax effects of the components of other comprehensive income (loss) for the three months and six months ended March 31, 2005 and 2004 are as follows:

	Pre-Tax	Tax	After Tax
Three months ended March 31, 2005
Foreign currency translation adjustments	$(23)	$—	$(23)
Unrealized holding loss arising during period on derivative instruments	(7)	2	(5)
Minimum pension liability adjustment	1	—	1

Other comprehensive loss	$(29)	$2	$(27)

Three months ended March 31, 2004
Foreign currency translation adjustments	$—	$—	$—
Unrealized holding loss arising during period on available-for-sale securities	(7)	3	(4)
Unrealized holding loss arising during period on derivative instruments	(1)		(1)

Other comprehensive loss	$(8)	$3	$(5)

Six months ended March 31, 2005
Foreign currency translation adjustments	$29	$—	$29
Unrealized holding loss arising during period on derivative instruments	(13)	4	(9)

Other comprehensive income	$16	$4	$20

Six months ended March 31, 2004
Foreign currency translation adjustments	$29	$—	$29
Unrealized holding loss arising during period on available-for-sale securities	(3)	2	(1)
Unrealized holding loss arising during period on derivative instruments	(2)	—	(2)

Other comprehensive income	$24	$2	$26

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
UNAUDITED

The balance of the after-tax components comprising accumulated other comprehensive income (loss) as of March 31, 2005 and September 30, 2004 is summarized below:

	March 31,	September
(Dollars in millions)	2005	30, 2004
Foreign currency translation adjustments	$(1)	$(30)
Unrealized holding gain on available-for-sale securities	1	1
Unrealized holding loss on derivative investments	(15)	(6)
Minimum pension liability adjustment	(15)	(15)

Accumulated other comprehensive loss	$(30)	$(50)

M.	Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated for the three months and six months ended March 31, 2005 and 2004 as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions, except per share amounts)	2005	2004	2005	2004
Basic EPS:
Income (loss) available to common shares (numerator)	$(50)	$36	$(16)	$64

Weighted average common shares outstanding	63	62	63	62
Less: contingently issuable shares (1)	(3)	(3)	(3)	(3)

Adjusted weighted average common shares (denominator)	60	59	60	59

Basic EPS	($0.84)	$0.62	($0.26)	$1.10

Diluted EPS:
Income (loss) available to common shares	$(50)	$36	$(16)	$64
Dividends on preferred stock(2)	—	1	—	2

Income (loss) available to common shares plus assumed conversions (numerator)	$(50)	$37	$(16)	$66

Weighted-average common shares outstanding	60	59	60	59
Effect of dilutive securities
Assumed conversion of preferred stock (2)	—	8	—	8
Common shares issuable (2) (3)	—	2	—	2

Adjusted weighted-average shares (denominator)	60	69	60	69

Diluted EPS	($0.84)	$0.54	($0.26)	$0.96

(1)	Represents restricted stock outstanding issued under Cabot’s Equity Incentive Plans.

(2)	Dividends on preferred stock were not added back to income (loss) available to common shares for the three and six month periods ending March 31, 2005 when calculating diluted EPS due to the Company’s net loss position. For the three and six month periods ending March 31, 2005, approximately 7 million of common shares based on assumed conversion of preferred stock and 2 million of issuable common shares representing restricted stock and stock options issued under Cabot’s Equity Incentive Plans were excluded from the calculation of diluted earnings per share as those shares would have been anti-dilutive due to the Company’s net loss position.

(3)	At March 31, 2004, 0.2 million of options to purchase shares of common stock were not included in the calculation of diluted earnings per share because those options’ exercise prices were greater than the average market price of common shares.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
UNAUDITED

N.	Financial Information by Segment

The framework for segment reporting is intended to give financial statement users a view of Cabot “through the eyes of management.” It designates Cabot’s internal management reporting structure as the basis for determining Cabot’s reportable segments, as well as the basis for determining the information to be disclosed for those segments. The following table provides financial information by segment for the three months and six months ended March 31, 2005 and 2004:

	Chemicals		Specialty	Segment	Unallocated	Consolidated
(Dollars in millions)	Business	Supermetals (1)	Fluids	Total	and Other(2)	Total
Three months ended March 31, 2005
Net sales and other operating revenues (3)	$427	$86	$8	$521	$6	$527
Income (loss) before taxes (4)	$46	$16	$4	$66	$(101)	$(35)

Three months ended March 31, 2004
Net sales and other operating revenues (3)	$399	$85	$9	$493	$7	$500
Income (loss) before taxes (4)	$43	$16	$3	$62	$(11)	$51

Six months ended March 31, 2005
Net sales and other operating revenues (3)	$832	$163	$15	$1,010	$12	$1,022
Income (loss) before taxes (4)	$82	$32	$6	$120	$(111)	$9

Six months ended March 31, 2004
Net sales and other operating revenues (3)	$750	$172	$10	$932	$14	$946
Income (loss) before taxes (4)	$70	$37	$1	$108	$(20)	$88

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
UNAUDITED

(1)	Income (loss) before taxes related to the Supermetals business for the three and six months ending March 31, 2005 is exclusive of goodwill impairment charges of $90 million, which is included in Unallocated and Other charges. Due to the goodwill write-off during the second quarter, segment assets for the Supermetals business decreased to $518 million at March 31, 2005 from $572 million at September 30, 2004. Segment assets exclude cash, short-term investments, investments other than equity basis, income taxes receivable and deferred taxes, which are not allocated to the businesses.

(2)	Unallocated and Other includes certain items and eliminations that are not allocated to the operating segments.

(3)	Net sales and other operating revenues for the Chemicals Business includes 100% of sales from one equity affiliate and transfers of materials at cost and at market-based prices. Unallocated and Other reflects the following adjustment for the equity affiliate sales and includes royalties paid by equity affiliates offset by external shipping and handling fees:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Equity affiliate sales	$(9)	$(8)	$(18)	$(16)
Royalties paid by equity affiliates	2	2	4	4
Shipping and handling fees	13	13	26	26

Total	$6	$7	$12	$14

(4)	Income (loss) before taxes for Unallocated and Other includes:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Interest expense	$(8)	$(7)	$(16)	$(15)
Certain items and other income (expense), net(a)	(90)	(2)	(93)	(1)
Equity in net income of affiliated companies	(2)	(1)	(4)	(3)
Foreign currency transaction gains (losses)(b)	(1)	(1)	2	(1)

Total	$(101)	$(11)	$(111)	$(20)

(a)	Certain items and other income (expense), net, includes investment income and certain other items that are not included in segment income (loss) before taxes. Certain items for the second quarter of 2005 include $4 million of restructuring charges as discussed in Note I and $90 million of goodwill asset impairment charges as discussed in Note E. Certain items for the second quarter of 2004 include $2 million of restructuring charges and $1 million for a currency translation adjustment at a closed plant. Certain items for the first six months of 2005 include $8 million of restructuring charges as discussed in Note I and $90 million of goodwill asset impairment charges as discussed in Note E. Certain items for the first six months of 2004 include $3 million of restructuring charges and $1 million for a currency translation adjustment at a closed plant.

(b)	Net of other hedging activity.

The Chemicals Business primarily produces carbon black, fumed metal oxides, inkjet colorants, and aerogel products. The revenues from each of these product lines for the three months and six months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in millions)	2005	2004	2005	2004
Carbon black	$358	$334	$693	$628
Fumed metal oxides	58	56	118	106
Inkjet colorants	9	8	18	14
Aerogel, Superior MicroPowders and other	2	1	3	2

Total Chemicals Business	$427	$399	$832	$750

O.	Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which clarifies certain terminology contained in FAS 143, Accounting for Asset Retirement Obligations. The interpretation will result in (i) more consistent recognition of liabilities relating to asset retirement obligations, (ii) more information about expected future cash outflows associated with those obligations and (iii) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. The guidance is effective beginning October 1, 2005. The adoption of FIN 47 is not expected to have a significant impact on the consolidated financial statements.

In December 2004, the FASB released its final revised standard entitled FASB Statement No. 123R, Share-Based Payment (“FAS 123R”), which will significantly change accounting practice with respect to employee stock options and other stock based compensation (including employee stock purchase plans). FAS 123R requires companies to recognize, as an operating expense, the estimated fair value of share-based payments to employees, including grants of employee stock options and purchases under employee stock

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
UNAUDITED

purchase plans. Expense will be based on the grant-date fair value of the award and recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (usually the vesting period).

The standard provides for three alternative transition methods including (i) a modified prospective application (“MPA”), without restatement of prior interim periods in the year of adoption, (ii) MPA with restatement of prior interim periods in the year of adoption and (iii) a modified retrospective application. The Company is in the process of evaluating the transition method that will be utilized upon adoption and the impact to the consolidated financial statements. In April 2005, the FASB delayed implementation of FAS 123R. As such, it will be effective for the Company beginning October 1, 2005.

In November 2004, FASB issued FAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”, to improve financial reporting and global comparability of inventory accounting. The amendment is similar to that used in the IASB International Accounting Standard 2 (“IAS 2”), clarifies that inventory related expenses, such as abnormal amounts of idle facility expense, freight, handling costs, and wasted or spoiled materials should be recognized as current period charges. The statement also requires fixed production overhead costs to be allocated to inventory based on normal capacity of the production facilities. The guidance is effective for inventory costs incurred beginning October 1, 2005. The adoption of FAS No. 151 is not expected to have a significant impact on the consolidated financial statements.

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

Under certain multi year supply contracts with declining prices and minimum volumes, we recognize revenue based on the estimated average selling price of the contract lives.

Inventory Valuation

The costs of most raw materials, work in process, and finished goods inventories in the U.S. are determined by the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories the value of those inventories would have been $65 million higher as of March 31, 2005. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.

In cases where the market value of inventories is below cost, the inventory is stated at market value. The valuation of inventory requires us to estimate obsolete, unmarketable inventory or slow moving inventory based on assumptions about future demand and market conditions. We write down our inventories for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value. Such write downs have not historically been significant. If actual market conditions are less favorable than those projected by management, additional inventory write downs may be required, which would have a negative impact on gross profit.

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

We consider various estimates and assumptions when determining if there is an impairment of our long-lived assets, excluding goodwill and long-term investments. These estimates and assumptions include determining which cash flows are directly related to the potentially impaired asset, the useful life over which the cash flows will occur, their amounts and the asset’s residual value, if any. An asset impairment is recognized when the carrying value of the asset is not recoverable based on the undiscounted estimated cash flows, as determined by the difference in carrying value and the fair value. Our estimated cash flows reflect our assumptions about selling prices, production and sales volume, costs, and market conditions over an estimate of the useful life of the primary asset. If an impairment is indicated, the asset is written down to the estimated fair value. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when Cabot abandons the asset.

We perform an annual impairment test for goodwill during the third quarter or when events and changes in business circumstances indicate that the carrying value may not be recoverable. To test for recoverability, the fair value of the reporting unit is estimated based on discounted cash flows. The calculation is sensitive to both the estimated future cash flows and the discount rate. The assumptions used to estimate the discounted cash flows include management’s best estimates about selling prices, production and sales volume, costs, future growth rates, capital expenditures and market conditions over an estimate of the remaining operating period. The discount rate is based on the weighted average cost of capital that is determined by evaluating the risk free rate of return, cost of debt and expected equity premiums. If an impairment exists, a loss to write down the value of goodwill to its implied fair value is recorded.

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

The most significant reserves that have been established are for environmental remediation and respirator litigation claims. As of March 31, 2005, we had $20 million reserved for various environmental matters. The amount accrued reflects our assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. A portion of the reserve for environmental matters is recognized on a discounted basis, which requires the use of an estimated discount rate.

These liabilities can be affected by the availability of new information, changes in the assumptions on which the accruals are based, unanticipated government enforcement action, or changes in applicable government laws and regulations, which could result in higher or lower costs.

At March 31, 2005, we had $18 million accrued for respirator liability claims. Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. However, this cost is subject to numerous variables that are extremely difficult to predict. Developments that could affect our estimates include, but are not limited to, (i) significant changes in the number of future claims, (ii) significant changes in the average cost of resolving claims, (iii) significant changes in the legal costs of defending these claims, (iv) changes in the nature of claims received, (v) changes in the law and procedures applicable to these claims, (vi) the financial viability of other parties who contribute to the settlement of respirator claims and (vii) a determination that our interpretation of the contractual obligations on which we have estimated our share of liability is inaccurate. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

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

Overview

During the second quarter, high capacity utilization continued within the Chemicals Business. This allowed us to increase profitability within the carbon black business and maintain the profitability in the fumed metals oxides business. Volume and revenue increases also continued during the quarter in the inkjet colorants business. The Specialty Fluids Business increased profitability during the quarter and continued its market development activities outside of the North Sea.

The Company’s results were impacted by a $90 million asset impairment charge for the goodwill associated with the Supermetals Business, which reflects our lower expectations of this business’ future performance. Aside from the write-off of goodwill, the Supermetals Business maintained relatively flat profitability during the quarter.

Working capital in the Chemicals and Supermetals Businesses increased substantially during fiscal 2005, as more fully discussed in the cashflow and liquidity section.

The following discussion of results includes segment operating profit before taxes (“PBT”). Segment PBT is our measure of consolidated operating results and is used to assess segment performance.

Net sales and operating profit before taxes by segment are shown in Note N of the Consolidated Financial Statements.

Second Quarter 2005 versus Second Quarter 2004 - Consolidated

Net Sales and Gross Profit

In the second quarter of 2005, we reported sales of $527 million, an increase of 5% from $500 million in the second quarter of last year, primarily due to higher volume ($17 million) and higher pricing ($14 million).

In the second quarter of fiscal 2005, we recorded a loss from continuing operations before taxes of $35 million as compared to income of $51 million in the second quarter of fiscal 2004. These amounts included certain and unallocated items of $101 million and $11 million, respectively (the details of which are described in Note N), which are not included in segment PBT of $66 million and $62 million for the second quarter of fiscal 2005 and 2004, respectively. The increase in total segment PBT was due primarily to higher volume ($10 million) and higher prices ($14 million) which more than offset higher raw material costs ($14 million) and negative foreign currency translation ($5 million).

Selling and Administrative Expense

Selling and administrative expenses for the second quarter of 2005 were $56 million, a decrease of 3% from $58 million in the second quarter of last year due primarily to lower personnel costs during the quarter.

Research and Technical Expense

Research and technical spending was $15 million for the second quarter of 2005 compared with $13 million in the second quarter of 2004 due primarily to increased spending in Superior MicroPowders development activities.

Interest Income and Expense

Interest and dividend income in the second quarter was $1 million, equal to the amount in the second quarter of 2004. Interest expense was $8 million for the second quarter of 2005, an increase of $1 million compared to that of the second quarter last year due primarily to rising interest rates and the strengthening of the Yen and Euro currencies against the U.S. dollar.

Effective Tax Rate

Income tax expense in the second quarter was $13 million. Exclusive of the goodwill impairment in the Supermetals Business, which has no tax impact, our effective tax rate on continuing operations was 23% for the second quarter of 2005, as compared to 25% for the second quarter of 2004. The reduction in the tax rate during the second quarter of fiscal 2005 is principally the result of the reversal of a previously recorded deferred tax liability related to a Cabot entity that was liquidated during the quarter.

Exclusive of the goodwill impairment and the impact of tax audit settlements, we expect our effective tax rate for continuing operations for fiscal 2005 to be between 24% and 28%. As discussed in our fiscal 2004 Form 10-K filing, we have certain audit settlement and refund claims with IRS appeals that are subject to Joint Committee review. We now expect these matters to be submitted by IRS Appeals to Joint Committee in June 2005 with the review to be completed in fiscal 2005 or early fiscal 2006.

Net Income (Loss)

We reported a net loss for the second quarter of 2005 of $50 million (loss of $0.84 per common share) compared to $37 million of net income ($0.54 per diluted common share) in the same quarter a year ago. Results for the second quarter of 2005 include $94 million of pre-tax charges associated with certain items and discontinued operations ($1.46 per common share after tax), compared to $2 million of pre-tax charges ($0.02 per diluted common share after tax) for certain items and discontinued operations for the second quarter of 2004 as follows:

	Three Months Ended
(Dollars in millions, pre-tax)	March 31,
(Unaudited)	2005	2004
Net income (loss)	$(50)	$37

Certain items and discontinued operations
Restructuring initiatives	(4)	(2)
Goodwill impairment	(90)	—
Other non-operating items	—	(1)

Subtotal of certain items	(94)	(3)
Discontinued operations	—	1

Total certain items and discontinued operations, pre-tax	(94)	(2)
Tax impact of certain items and discontinued operations	1	1

Total certain items and discontinued operations after tax	$(93)	$(1)

Certain charges for the second quarters of fiscal 2005 and 2004 are recorded in the consolidated statement of operations as follows:

	Three Months Ended
(Dollars in millions, pre-tax)	March 31,
(Unaudited)	2005	2004
Statement of operations line item:
Cost of sales	$(3)	$(1)
Selling and administrative expenses	(1)	(1)
Goodwill asset impairment	(90)	—
Other income (expense)	—	(1)

Total certain items, pre-tax	$(94)	$(3)

Second Quarter 2005 versus Second Quarter 2004 - By Business Segment

Chemicals

The Chemicals Business reported sales of $427 million for the second quarter of 2005, an increase of 7% from $399 million in the second quarter of 2004. This increase was due primarily to higher prices ($22 million) and positive foreign currency translation ($6 million).

The Chemicals Business segment PBT increased 7%, from $43 million in the second quarter of 2004 to $46 million in the second quarter of 2005. The increase in PBT was due principally to higher prices ($22 million) which more than offset higher raw material costs ($14 million) and negative foreign currency translation ($4 million).

Product Line Summary

The following table sets forth sales by product line for the Chemicals Business for the quarters ended March 31, 2005 and 2004:

	Three Months Ended
(Dollars in millions)	March 31,
(Unaudited)	2005	2004
Carbon black	$358	$334
Fumed metal oxides	58	56
Inkjet colorants	9	8
Aerogel, Superior MicroPowders and other	2	1

Total segment sales	$427	$399

Carbon black

During the second quarter of 2005, carbon black PBT was $6 million higher than the second quarter of 2004. The improved business performance was the result of higher prices on our non-contracted business ($20 million), which more than offset higher raw material costs ($14 million).

During the quarter, we commenced negotiations with one of our customers for the renewal of a regional long-term supply contract that is due to expire at the end of calendar year 2007. We anticipate that we will agree on an extended supply arrangement with the customer.

Fumed metal oxides

Fumed metal oxides PBT decreased $2 million compared to the second quarter of year 2004 driven by a write-off related to off quality material ($1 million) and supply chain issues for our customers in the Asia Pacific region resulting from a rapidly growing market.

Inkjet colorants

Inkjet colorants reported an 18% increase in volume and a 13% increase in revenue during the second quarter of 2005 compared with 2004 driven by increased demand in both the OEM and after market segments.

Aerogel

We continued to invest in market development and manufacturing activities in this business during the quarter.

Cabot Supermetals

In the Supermetals Business, sales increased 1% during the second quarter of 2005 from $85 million in the second quarter of 2004 to $86 million in 2005 due primarily to higher non-contracted volumes ($13 million) offset by lower prices ($8 million) and unfavorable foreign currency translation ($1 million).

We perform our annual impairment assessment for goodwill during the third quarter of each fiscal year. In the second quarter of fiscal 2005, management determined, based on a combination of factors associated with the anticipated future performance of the Supermetals Business, that the fair value of this reporting unit was more likely than not below its carrying amount and thus a goodwill impairment analysis was necessary. These factors included the continuing trend toward the use of smaller tantalum capacitors in electronics devices resulting in significantly less tantalum powder being required for each capacitor, the continued high inventory levels in the supply chain and the expected decrease in tantalum powder sales volume and pricing as the business transitions from fixed volume and price contracts over the next two years. As a result of the analysis, it was determined that a full impairment of goodwill existed, requiring a write off of the entire $90 million of goodwill balance of the reporting unit during the current quarter.

This segment reported a segment PBT of $16 million in the second quarter of 2005, equal to the second quarter of 2004. This was mainly the result of improved volumes ($9 million) in our non-contracted business offset by lower prices ($8 million).

We are currently negotiating a new collective bargaining contract with members of the International Chemical Workers Union Council/United Food and Commercial Workers Union (ICWUC/UFCW), Local 619C, one of the labor unions at our Boyertown, Pennsylvania facility, whose contract expired on May 7, 2005.

Specialty Fluids

Sales in the Specialty Fluids Business were $8 million during the second quarter of fiscal 2005, which was relatively flat when compared to $9 million in the second quarter of fiscal 2004 due primarily to the timing of revenue recognition associated with the business.

The Specialty Fluids Business PBT in the second quarter of 2005 was $4 million compared to $3 million in the second quarter of 2004 driven mainly by strong rental revenue. During the quarter, the business completed six jobs compared with four jobs in the same quarter of last year.

Six Months 2005 versus Six Months 2004 - Consolidated

Net Sales and Gross Profit

In the six months ended March 31, 2005, we reported sales of $1,022 million, an increase of 11% from $946 million in the first six months of last year, primarily due to higher volumes ($51 million), higher pricing ($8 million), and positive currency translation ($20 million).

For the six months ended March 31, 2005, we recorded income from continuing operations before taxes of $9 million as compared to $88 million for the same period of fiscal 2004. These amounts included certain and unallocated items of $111 million and $20 million, respectively (the details of which are described in Note N), which are not included in segment PBT of $120 million and $108 million for the six months ended March 31, 2005 and 2004, respectively. The increase in total segment PBT was due primarily to higher volumes ($30 million) and higher pricing ($8 million) which more than offset higher raw material costs ($24 million).

Selling and Administrative Expense

Selling and administrative expenses for the first six months of 2005 were $110 million, an increase of 1% from $109 million in the first six months of last year. This increase was due primarily to budgeted increases in personnel costs and increased spending in inkjet colorants and Superior MicroPowders partially offset by a decrease in spending in the other businesses during the second quarter.

Research and Technical Expense

Research and technical spending was $30 million for the first six months of 2005 compared with $25 million for the first six months of 2004 due primarily to increased spending in Superior MicroPowders development activities.

Interest Income and Expense

Interest and dividend income in the first six months of 2005 was $3 million, flat when compared to the first six months of 2004, as while interest rates have increased average cash balances have declined. Interest expense was $16 million for the first six months of 2005, an increase of $1 million compared to the same period in 2004 due primarily to rising interest rates and the strengthening of the Yen and Euro currencies against the U.S. dollar.

Effective Tax Rate

Income tax expense in the first six months was $22 million. Exclusive of the goodwill impairment in the Supermetals Business, which has no tax impact, our effective tax rate on continuing operations was 22% for the first six months of 2005, as compared to 24% for the first six months of 2004. The reduction in the tax rate during the first two quarters of fiscal 2005 is principally the result of a tax benefit related to the closure of the Altona facility recorded in the first quarter and the reversal of a previously recorded deferred tax liability related to a Cabot entity that was liquidated during the second quarter.

Net Income (Loss)

In the first six months of 2005, we reported a net loss of $15 million ($0.26 per common share) compared to net income of $66 million ($0.96 per diluted common share) in the same period a year ago. The results from the first six months of 2005 contained $98 million of pre-tax charges ($1.39 per common share after tax) and $5 million of tax benefits from certain items and discontinued operations ($0.04 per common share), compared to $4 million of pre-tax charges ($0.04 per diluted common share after tax) for certain items and discontinued operations for the first six months of 2004, as follows:

	Six Months Ended
(Dollars in millions, pre-tax)	March 31,
(Unaudited)	2005	2004
Net income (loss)	$(15)	$66

Certain items and discontinued operations
Restructuring initiatives	(8)	(3)
Goodwill impairment	(90)	—
Other non-operating items	—	(1)

Subtotal of certain items	(98)	(4)
Discontinued operations	—	—

Total certain items and discontinued operations	(98)	(4)
Tax impact of certain items and discontinued operations	5	1

Total certain items and discontinued operations after tax	$(93)	$(3)

Certain charges for the six months ended March 31, 2005 and 2004 are recorded in the consolidated statement of operations as follows:

	Six Months Ended
(Dollars in millions, pre-tax)	March 31,
(Unaudited)	2005	2004
Statement of operations line item:
Cost of sales	$(7)	$(2)
Selling and administrative expenses	(1)	(1)
Goodwill asset impairment	(90)	—
Other income (expense)	—	(1)

Total certain items, pre-tax	$(98)	$(4)

Six Months 2005 versus Six Months 2004 - By Business Segment

Chemicals

The Chemicals Business reported sales of $832 million for the first six months of 2005, an increase of 11% from $750 million in the first six months of 2004. This increase was due primarily to higher volumes ($44 million), higher prices ($19 million), and positive foreign currency translation ($20 million).

The Chemicals Business segment PBT increased 17%, from $70 million in the first six months of 2004 to $82 million in the first six months of 2005. The increase in PBT was due principally to higher volumes ($22 million), higher pricing ($19 million) and positive foreign currency translation ($2 million) partially offset by higher raw material costs ($24 million).

Product Line Summary

The following table sets forth sales by product line for the Chemicals Business for the six months ended March 31, 2005 and 2004:

	Six Months Ended
(Dollars in millions)	March 31,
(Unaudited)	2005	2004
Carbon black	$693	$628
Fumed metal oxides	118	106
Inkjet colorants	18	14
Aerogel, Superior MicroPowders and other	3	2

Total segment sales	$832	$750

Carbon black

During the first six months of 2005, the carbon black PBT was $12 million higher than the first six months of 2004. The improved business performance was mainly the result of higher volumes ($15 million) and higher prices on our non-contracted business ($19 million), which more than offset higher raw material costs ($21 million).

Fumed metal oxides

Fumed metal oxides PBT during the first six months of 2005 was flat when compared to the first six months of year 2004. Improved volumes in the first quarter were offset by lower volumes in the second quarter and supply chain issues for our customers in the Asia Pacific region resulting from a rapidly growing market. Additionally, the business was impacted by a write-off related to off quality material ($1 million) during the second quarter of 2005.

Inkjet colorants

Inkjet colorants reported a 29% increase in revenue during the first half of 2005 when compared with the first half of 2004 due to stronger volumes in both the OEM and after market segments of the business.

Cabot Supermetals

In the Supermetals Business, sales decreased 5% during the first six months of 2005 from $172 million in 2004 to $163 million. This decline was principally driven by lower pricing ($11 million) and relatively flat volume.

The Company recorded a $90 million impairment charge for the goodwill associated with the Supermetals Business during the second quarter. This segment reported a $5 million decrease in segment PBT from $37 million in the first six months of 2004 to $32 million in the first six months of 2005, due primarily to lower pricing ($11 million) partially offset by higher non-contracted volume ($6 million).

Specialty Fluids

Sales in the Specialty Fluids Business increased $5 million from $10 million in the first six months of 2004 to $15 million in the first six months of 2005 due primarily to an increased number of jobs when compared with the first six months of 2004.

The PBT for this segment in the first six months of 2005 was $6 million compared to $1 million in the same period of 2004 mainly driven by an increased number of jobs in the period and strong rental revenues. The business completed twelve jobs in the first six months of 2004 compared with six jobs in the same period of last year.

III. Cash Flow and Liquidity

During the first six months of fiscal 2005, cash provided by operating activities totaled $73 million as compared to $93 million for the same period last year. The decrease in cash provided by operating activities is driven by changes in the components of working capital. At the end of the second quarter of fiscal 2005, there were higher levels of receivables in the Chemicals Business due to higher sales, and, in the Supermetals Business, due to changed payment terms for certain customers. The Chemicals and Supermetals Businesses both had higher inventory levels, as substantial increases were built in an effort to plan for future customer demand as well as to plan for potential fluctuations in plant operations. We intend to focus our efforts on improving our overall working capital position within both of these businesses. In addition, foreign currency translation had a positive impact, creating a decrease on net working capital components.

Capital spending for the first six months of fiscal 2005 was $69 million compared to $43 million in the first six months of fiscal 2004. Capital spending occurred in accordance with our planned capital expansions relating to plant construction in China and Brazil in addition to routine plant operating capital projects. Capital expenditures for fiscal 2005 are expected to be in excess of $200 million and include expenditures for replacement projects, plant expansions, and the completion of projects started in fiscal 2004.

Cash used for financing activities was $39 million in the first six months of fiscal 2005 as compared to $43 million used during the same period last year. Cash used for financing activities during the first two quarters of fiscal 2005 primarily related to open market purchases of approximately 307,000 shares of Cabot common stock for $11 million and cash dividends paid to shareholders for $21 million during the first six months of fiscal 2005.

We had a $20 million reserve for environmental matters as of March 31, 2005, for remediation costs at various environmental sites. These sites are primarily associated with businesses divested in prior years. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. We also have recorded a $18 million reserve on a net present value basis for respirator claims as of March 31, 2005 and we expect to pay approximately $11 million over the next five years. We have various other litigation costs, including defense costs associated with the pending antitrust actions and lawsuits filed against the Company in connection with certain discontinued operations, incurred in the ordinary course of business.

At March 31, 2005, we have $11 million of accrued expenses in the consolidated balance sheet for restructuring activities related to the closure of carbon black facilities in Altona, Australia and Zierbena, Spain, as well as the European restructuring we initiated in 2003. Of the $11 million reserve, $4 million relates to Altona and $7 million relates to Zierbena and the European restructuring. During the second quarter of fiscal 2005, we made cash payments of $3 million related to restructurings. The restructuring costs incurred are all related to the Chemicals Business segment and are expected to be paid out over the next two years.

At March 31, 2005, our long-term debt obligations totaled $513 million, of which $125 million will come due in the next twelve months. Included in the current portion of long-term debt is a 9.3 billion yen ($86 million) term loan agreement that matures in October 2005, $30 million of medium term notes that mature in December 2005 and a 500 million yen ($5 million) bank loan that matured in April 2005. We plan to refinance the Japanese term loan agreement prior to its maturity date. This refinancing is expected to occur in connection with the execution of a new revolving line of credit agreement, which is currently being negotiated.

We expect cash on hand, cash from operations and present financing arrangements, including Cabot’s unused line of credit, to be sufficient to meet our additional cash requirements for the next twelve months and the foreseeable future.

IV. Recent Accounting Pronouncements

In March 2005, the Financial Accounts Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which clarifies certain terminology contained in FAS 143, Accounting for Asset Retirement Obligations. The interpretation will result in (i) more consistent recognition of liabilities relating to asset retirement obligations, (ii) more information about expected future cash outflows associated with those obligations and (iii) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. The guidance is effective October 1, 2005. The adoption of FIN 47 is not expected to have a significant impact on the consolidated financial statements.

In December 2004, the FASB released its final revised standard entitled FASB Statement No. 123R, Share-Based Payment (“FAS 123R”), which will significantly change accounting practice with respect to employee stock options and other stock based compensation (including employee stock purchase plans). FAS 123R requires companies to recognize, as an operating expense, the estimated fair value of share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans. Expenses will be based on the grant-date fair value of the award and recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (usually the vesting period).

The standard provides for three alternative transition methods including (i) a modified prospective application (“MPA”), without restatement of prior periods in the year of adoption, (ii) MPA with restatement of prior interim periods in the year of adoption and (iii) a modified retrospective application. We are in the process of evaluating the transition method that will be utilized upon adoption and the impact to our consolidated financial statements. In April 2005, the FASB delayed implementation of FAS 123R. As such, it will be effective for the Company beginning October 1, 2005.

In November 2004, FASB issued FAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”, to improve financial reporting and global comparability of inventory accounting. The amendment is similar to that used in the IASB International Accounting Standard 2 (“IAS 2”), clarifies that inventory related expenses, such as abnormal amounts of idle facility expense, freight, handling costs, and wasted or spoiled materials should be recognized as current period charges. The statement also requires fixed production overhead costs to be allocated to inventory based on normal capacity of the production facilities. The guidance is effective for inventory costs incurred beginning October 1, 2005. The adoption of FAS No. 151 is not expected to have a significant impact on the consolidated financial statements.

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

Forward-Looking Information: Included above are forward-looking statements relating to management’s expectations of future profits, future economic and business conditions, new business growth, our product development program, implementation of restructuring initiatives and cashflow and liquidity. Actual results may differ materially from the results anticipated in the forward-looking statements included in this quarterly report due to a variety of factors, including domestic and global economic conditions, such as market supply and demand, prices and costs and availability of raw materials; changes in capacity utilization; fluctuations in currency exchange rates; results of upcoming and ongoing labor negotiations; our ability to refinance debt on acceptable terms and conditions; patent rights of others; stock market conditions; the timely commercialization of products under development (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); our ability to successfully implement our cost reduction initiatives and organizational restructurings; demand for our and our customers’ products; competitors’ reactions to market conditions; the accuracy of the assumptions we used in establishing a reserve for our share of liability for respirator claims; and the outcome of pending litigation and governmental investigations. Other factors and risks are discussed in our 2004 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended March 31, 2005 does not differ materially from that discussed under Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

Item 4. Controls and Procedures

As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has undertaken initiatives to meet the documentation and testing requirements of Section 404 of the Sarbanes-Oxley Act of 2002 to ensure internal control over financial reporting. The Company has made and will continue to make changes that enhance the effectiveness of its internal controls.

Part II. Other Information

Item 1. Legal Proceedings

Respirator Liabilities

We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. As more fully described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (the “2004 10-K”), the Company’s respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of March 31, 2005, there were approximately 92,000 claimants in pending cases asserting claims against AO in connection with respiratory products. In the fourth quarter of fiscal 2004, at our request, Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm initially retained in 2003 to assist us in quantifying our estimated share of liability for pending and future respirator liability claims, updated its computation of our estimated liability for respirator matters. Based on the HR&A’s revised estimates, we reduced our reserve for these matters from $20 million to $18 million on a net present value basis during the fourth quarter of fiscal year 2004. As described in our 2004 10-K, it is important to note that in estimating our share of liability for these matters, we have excluded settlement data from the 2002 settlement of a large number of claims in Mississippi in estimating future claims values, and that had this settlement data been included in the estimation of future claim values our estimated liability for pending and future respirator claim payments would have been $29 million on a net present value basis or $49 million on an undiscounted basis. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, and at March 31, 2005, is approximately $18 million (or $32 million on an undiscounted basis).

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

Beryllium Claims

Cabot is a party to several pending actions in connection with its discontinued beryllium operations. Cabot entered the beryllium industry through an acquisition in 1978. We ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of our former beryllium business was sold to NGK Metals, Inc. in 1986. During the last several years, several individuals who have resided or worked for many years in the immediate vicinity of our former beryllium facility located in Reading, Pennsylvania have brought suits against Cabot and NGK for personal injury allegedly caused by beryllium particle emissions produced at that facility. In one such action brought in federal court we prevailed on statute of limitations grounds, and that decision was upheld on appeal before the Third Circuit Court of Appeals. Eight other personal injury claims against Cabot are pending in state court in Pennsylvania. In addition, in October 2004 one case was filed in state court in Ohio. Discovery is ongoing in those cases.

Since October 2003, approximately 57 individuals have asserted claims for medical monitoring now pending in numerous Pennsylvania state court actions. The plaintiffs allege contact with beryllium in various ways, including residence or employment in the area surrounding the Reading facility, employment at the Reading facility or contact with individuals who worked at the Reading facility. Discovery is underway in these cases.

There are also five beryllium product liability cases pending in state courts, four of which are pending in California and one of which is pending in Florida. The four California cases are all stayed by court order pending the testing of the plaintiffs for beryllium exposure. Discovery is ongoing in the Florida action.

In 2000, individuals who reside within a 6-mile zone surrounding the Reading facility filed a purported class action in Pennsylvania state court seeking the creation of a trust fund to pay for the medical monitoring of the surrounding resident population. Class certification was denied and the plaintiffs appealed. In April 2005, the Supreme Court of Pennsylvania denied the plaintiff’s appeal.

We believe that we have valid defenses to all of these beryllium actions and will assert them vigorously in the various venues in which claims have been asserted. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of these matters. Moreover, federal legislation that created a federally funded compensation formula for beryllium workers injured or otherwise requiring medical screening or testing may well affect certain of these pending beryllium cases.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its equity securities during the quarter ended March 31, 2005.

Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
	Total Number of		Part of Publicly	that May Yet Be
	Shares Purchased	Average Price Paid	Announced Plans or	Purchased Under the
Period	(1)	per Share	Programs	Plans or Programs
January 1, 2005 – January 31, 2005	51,132	$31.45	—	4,038,003
February 1, 2005 – February 28, 2005	37,696	$34.59	32,196	4,005,807
March 1, 2005 – March 31, 2005	5,834	$31.43	2,834	4,002,973

Total	94,662		35,030

(1) On May 14, 2004, the Company announced that the Board of Directors had authorized the Company to repurchase up to 5 million shares of the Company’s common stock in the open market or in privately negotiated transactions. The share repurchase program does not have an expiration date, but may be discontinued or suspended at any time. Throughout the year the Company repurchases shares of common stock from employees from time to time to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of shares of restricted stock outside of the annual vesting in May of shares of restricted stock issued pursuant to the Company’s long-term incentive award program. These shares are repurchased pursuant to the May 2004 authorization. During the quarter ended March 31, 2005, the Company repurchased 5,030 shares in connection with employee tax withholding obligations. The Company also repurchases shares of unvested restricted stock from employees whose employment is terminated before the shares vest. These shares are repurchased pursuant to the terms of the Company’s equity compensation plans. During the quarter, the Company repurchased 59,632 shares of unvested restricted stock from employees.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2005 Annual Meeting of Stockholders on March 11, 2005. At the Annual Meeting, the stockholders voted to elect Dirk L. Blevi to the class of directors whose terms expires in 2006 and to elect Arthur L. Goldstein, Juan Enriquez-Cabot, Gautam S. Kaji, Henry F. McCance and John H. McArthur to the class of directors whose terms expire in 2008. The following votes were cast for or withheld with respect to each of the nominees:

Director	For	Withheld
Dirk L. Blevi	59,529,935	1,366,881
Arthur L. Goldstein	60,115,179	781,637
Juan Enriquez-Cabot	60,253,104	643,712
Gautam S. Kaji	60,237,390	659,426
Henry F. McCance	60,090,951	805,865
John H. McArthur	59,850,774	1,046,042

The directors whose term of office as director continued after the Annual Meeting are Kennett F. Burnes, John S. Clarkeson, Roderick C.G. MacLeod, John F. O’Brien, Ronaldo H. Schmitz, Lydia W. Thomas and Mark S. Wrighton.

At the Annual Meeting, the stockholders also voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2005. The results of the vote were as follows:

Votes For	Votes Against	Abstentions
60,171,748	311,296	413,772

There were no broker non-votes in the election of directors or the ratification of the appointment of PricewaterhouseCoopers LLP.

Item 6. Exhibits

The following Exhibits are filed herewith:

Exhibit 10.1*	-	Amendment to Cabot Corporation 1999 Equity Incentive Plan, dated January 14, 2005.

Exhibit 31.1	-	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2	-	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32	-	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: May 10, 2005	By:	/s/ John A. Shaw

John A. Shaw
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: May 10, 2005	By:	/s/ David J. Elliott

David J. Elliott Controller
(Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description
Exhibit 10.1*	Amendment to Cabot Corporation 1999 Equity Incentive Plan, dated January 14, 2005.

Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.