Form 10-Q
period 2005-06-30
CABOT CORP
filed 2005-08-09
CIK 16040

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2005
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
As of August 3, 2005 the Company had 62,030,447 shares of Common
Stock, par value $1 per share, outstanding.

CABOT CORPORATION

Part I. Financial Information
Item 1. Financial Statements
CABOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 2005 and 2004
(In millions, except per share amounts)
UNAUDITED

	2005	2004
Net sales and other operating revenues	$545	$492
Cost of sales	427	363

Gross profit	118	129

Selling and administrative expenses	63	56
Research and technical expense	14	13

Income from operations	41	60

Interest and dividend income	2	2
Interest expense	(8)	(8)
Other income	1	1

Income from continuing operations before income taxes, equity in net income of affiliated companies and minority interest	36	55

Provision for income taxes	(9)	(13)
Equity in net income of affiliated companies, net of tax of $1 and $1	2	2
Minority interest in net income, net of tax of $1 and $1	(3)	(3)

Income from continuing operations	26	41

Discontinued operations:
Income from discontinued businesses, net of income taxes	—	1

Net income	26	42

Dividends on preferred stock, net of tax benefit	(1)	—

Income available to common shares	$25	$42

Weighted-average common shares outstanding, in millions:
Basic	60	60

Diluted	69	69

Income per common share:
Basic:
Continuing operations	$0.43	$0.69
Income from discontinued businesses	—	0.01

Net income per share — basic	$0.43	$0.70

Diluted:
Continuing operations	$0.39	$0.61
Income from discontinued businesses	—	0.01

Net income per share — diluted	$0.39	$0.62

Dividends per common share	$0.16	$0.15

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended June 30, 2005 and 2004
(In millions, except per share amounts)
UNAUDITED

	2005	2004
Net sales and other operating revenues	$1,567	$1,438
Cost of sales	1,202	1,071

Gross profit	365	367

Selling and administrative expenses	173	165
Research and technical expense	43	39
Goodwill asset impairment	90	—

Income from operations	59	163

Interest and dividend income	5	5
Interest expense	(24)	(23)
Other income (expense)	5	(3)

Income from continuing operations before income taxes, equity in net income of affiliated companies and minority interest	45	142

Provision for income taxes	(30)	(34)
Equity in net income of affiliated companies, net of tax of $2 and $2	6	5
Minority interest in net income, net of tax of $2 and $2	(9)	(6)

Income from continuing operations	12	107

Discontinued operations:
Income from discontinued businesses, net of income taxes	—	1

Net income	12	108

Dividends on preferred stock, net of tax benefit	(2)	(2)

Income available to common shares	$10	$106

Weighted-average common shares outstanding, in millions:
Basic	60	60

Diluted	69	69

Income per common share:
Basic:
Continuing operations	$0.18	$1.77
Income from discontinued businesses	—	0.01

Net income per share — basic	$0.18	$1.78

Diluted:
Continuing operations	$0.18	$1.56
Income from discontinued businesses	—	0.01

Net income per share — diluted	$0.18	$1.57

Dividends per common share	$0.48	$0.45

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2005 and September 30, 2004
(In millions)
ASSETS
UNAUDITED

	June 30,	September 30,
	2005	2004
Current assets:
Cash and cash equivalents	$121	$159
Short-term marketable securities investments	35	70
Accounts and notes receivable, net of reserve for doubtful accounts of $4 and $5	440	384
Inventories:
Raw materials	157	150
Work in process	158	145
Finished goods	168	143
Other	53	44

Total inventories	536	482

Prepaid expenses and other current assets	56	38
Deferred income taxes	42	40

Total current assets	1,230	1,173

Investments:
Equity affiliates	58	56
Long-term marketable securities and cost investments	7	37

Total investments	65	93

Property, plant and equipment	2,458	2,356
Accumulated depreciation and amortization	(1,529)	(1,438)

Net property, plant and equipment	929	918

Other assets:
Goodwill	24	111
Intangible assets, net of accumulated amortization of $9 and $8	6	7
Assets held for rent	37	33
Deferred income taxes	40	35
Other assets	43	56

Total other assets	150	242

Total assets	$2,374	$2,426

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2005 and September 30, 2004
(In millions, except for share and per share amounts)
LIABILITIES & STOCKHOLDERS’ EQUITY
UNAUDITED

	June 30,	September 30,
	2005	2004
Current liabilities:
Notes payable to banks	$27	$24
Accounts payable and accrued liabilities	274	290
Deferred income taxes payable	1	—
Income taxes payable	46	50
Current portion of long-term debt	132	8

Total current liabilities	480	372

Long-term debt	375	506
Deferred income taxes	23	22
Other liabilities	289	290

Commitments and contingencies (Note I)

Minority interest	51	45

Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Series A Junior Participating Preferred Stock issued and outstanding: none
Series B ESOP Convertible Preferred Stock 7.75% Cumulative issued: 75,336 shares, outstanding: 45,138 and 47,534 shares (aggregate redemption value of $45 and $48)	62	64
Less cost of shares of preferred treasury stock	(38)	(38)
Common stock:
Authorized: 200,000,000 shares of $1 par value, issued and outstanding: 62,060,498 and 63,055,006 shares	62	63
Less cost of shares of common treasury stock	(5)	(5)
Additional paid-in capital	8	52
Retained earnings	1,198	1,218
Unearned compensation	(28)	(49)
Deferred employee benefits	(43)	(45)
Notes receivable for restricted stock	(16)	(19)
Accumulated other comprehensive loss	(44)	(50)

Total stockholders’ equity	1,156	1,191

Total liabilities and stockholders’ equity	$2,374	$2,426

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 2005 and 2004
(In millions)
UNAUDITED

	2005	2004
Cash Flows from Operating Activities:

Net income	$12	$108
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	106	98
Deferred tax provision	5	6
Equity in income of affiliated companies	(6)	(5)
Goodwill asset impairment	90	—
Other asset impairment charges	2	1
Non-cash compensation	21	18
Other non-cash charges, net	14	6
Changes in assets and liabilities:
Accounts and notes receivable	(51)	(41)
Inventory	(50)	(15)
Prepaid expenses and other current assets	8	(11)
Accounts payable and accrued liabilities	(27)	(1)
Income taxes payable	6	(2)
Other liabilities	(25)	(4)
Other, net	(7)	(5)

Cash provided by operating activities	98	153

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(114)	(66)
Proceeds from sales of property, plant and equipment	1	2
Increase in assets held for rent	(4)	(6)
Purchase of marketable securities investments	(94)	(65)
Purchase of investment in equity affiliates	—	(1)
Proceeds from maturity of marketable securities investments	159	—

Cash used in investing activities	(52)	(136)

Cash Flows from Financing Activities:

Repayments of long-term debt	(5)	(15)
Increase in short-term debt	3	10
Purchases of common stock	(47)	(52)
Sales of common stock	3	8
Cash dividends paid to stockholders	(32)	(30)
Cash dividends paid to minority interest stockholders	(8)	(6)
Restricted stock loan repayments	2	5

Cash used in financing activities	(84)	(80)

Effect of exchange rate changes on cash	—	1

(Decrease) in cash and cash equivalents	(38)	(62)
Cash and cash equivalents at beginning of period	159	247

Cash and cash equivalents at end of period	$121	$185

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended June 30, 2005
(In millions)
UNAUDITED

	Preferred
	Stock,	Common						Notes
	net	Stock,			Accumulated			Receivable
	of	net of	Additional		Other		Deferred	from	Total	Total
	Treasury	Treasury	Paid-in	Retained	Comprehensive	Unearned	Employee	Restricted	Stockholders’	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Compensation	Benefits	Stock	Equity	Income (Loss)
Balance at September 30, 2004	$26	$58	$52	$1,218	$(50)	$(49)	$(45)	$(19)	$1,191

Net income				12						12

Foreign currency translation adjustment					14					14

Change in unrealized loss on derivative instruments					(8)					(8)

Total comprehensive income									18	18

Common dividends paid				(30)					(30)

Issuance of stock under employee compensation plans, net of forfeitures		—							—

Purchase and retirement of common stock		(1)	(46)						(47)

Preferred stock conversion	(2)		2						—

Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit				(2)					(2)

Principal payment by Employee Stock Ownership Plan under guaranteed loan							2		2

Amortization of unearned compensation						21			21

Notes receivable for restricted stock- payments and forfeitures								3	3

Balance at June 30, 2005	$24	$57	$8	$1,198	$(44)	$(28)	$(43)	$(16)	$1,156

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
UNAUDITED
A.	Basis of Presentation

The consolidated financial statements include the accounts of Cabot Corporation and its majority-owned and controlled U.S. and non-U.S. subsidiaries (“Cabot” or the “Company”). Intercompany transactions have been eliminated.

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (“2004 10-K”).

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 2005 and 2004. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

Certain amounts in fiscal 2004 have been reclassified to conform to the fiscal 2005 presentation.

B.	Significant Accounting Policies

Revenue Recognition

Cabot’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which establishes criteria that must be satisfied before revenue is realized or realizable and earned.

Cabot primarily derives its revenues from the sale of specialty chemicals, tantalum and related products, and from the rental and sale of cesium formate. Revenue from product sales is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Revenue from the rental of cesium formate is recognized throughout the job’s rental period based on the contracted rental amount. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. Other operating revenues, which represent less than ten percent of total revenues, include tolling, servicing and royalties for licensed technology.

Cabot recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Cabot generally is able to ensure that products meet customer specifications prior to shipment.

Under certain multi-year supply contracts with declining prices and minimum volumes, Cabot recognizes revenue based on the estimated average selling price over the contract lives. At June 30, 2005 and September 30, 2004, Cabot had $2 million and $3 million, respectively, of deferred revenue related to certain supply agreements, representing the difference between the billed price and the estimated average selling price. The deferred revenue will be recognized as customers purchase the contracted minimum volumes through December 2006.

Cabot prepares its estimates for sales returns and allowances, discounts and volume rebates quarterly based primarily on historical experience and contractual obligations updated for changes in facts and circumstances, as appropriate. The Company offers certain of its customers cash discounts and volume rebates as sales incentives. The discounts and rebates are recorded as a reduction of sales at the time revenue is recognized based on historical experience. Rebates are estimated and recorded based primarily on historical experience and contractual obligations. A provision for sales returns and allowances is recorded as a reduction of sales at the time of sale based on historical experience.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
UNAUDITED
Accounts and notes receivable as of June 30, 2005 and September 30, 2004, primarily include trade accounts receivable, which arise in the normal course of business, income tax receivables of $18 million for each period and the current portion of notes receivable of $10 million and $5 million, respectively. Trade receivables are recorded at the invoiced amount and generally do not bear interest. Cabot maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments primarily based on historical experience. Customer account balances are charged off against the allowance when it is probable the receivable will not be recovered. Provisions and charge-offs in the third quarter of fiscal 2005 and 2004 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price in accordance with Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs”. Shipping and handling costs are included in cost of sales.

Equity Incentive Plans

Cabot has equity compensation plans under which stock options and restricted stock awards are granted to employees. The plans are described more fully in Note N of Cabot’s 2004 10-K. In accordance with the provisions of the Statement of Financial Accounting Standard (“FAS”) No. 123, “Accounting for Stock-Based Compensation”, Cabot accounts for stock-based compensation plans using the intrinsic value method consistent with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.

The following table illustrates the effect on net income and earnings per share if Cabot had applied the fair value recognition provisions of FAS No. 123:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(Dollars in millions, except per share amounts)
Net income, as reported	$26	$42	$12	$108
Add: Stock-based compensation expense included in reported net income, net of related tax effects	5	4	15	12
Deduct: Stock-based compensation using fair value method for all awards, net of related tax effects	(5)	(4)	(16)	(13)

Pro forma net income	$26	$42	$11	$107

Net income per common share:
Basic, as reported	$0.43	$0.70	$0.18	$1.78
Basic, pro forma	$0.43	$0.69	$0.16	$1.76
Diluted, as reported	$0.39	$0.62	$0.18	$1.57
Diluted, pro forma	$0.39	$0.61	$0.16	$1.55
The effects of applying the fair value method in this pro forma disclosure are not necessarily indicative of future amounts.

C.	Discontinued Operations

In the third quarter of fiscal 2004, Cabot recorded insurance recovery proceeds of $1 million related to various businesses that Cabot had presented as discontinued businesses in previous years. In the first

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
UNAUDITED
quarter of fiscal 2004, Cabot recorded a loss from discontinued operations of $1 million for a litigation reserve related to a previously divested business. In the second quarter of fiscal 2004, the litigation was settled and the reserve was reduced to zero. These amounts, net of income taxes, are classified as income from operations of a discontinued business in the consolidated statements of income.

D.	Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the nine months ended June 30, 2005 are as follows:

	Chemicals	Supermetals
	Business	Business	Total
(Dollars in millions)
Balance at September 30, 2004	$24	$87	$111
Foreign exchange translation adjustment	—	3	3
Goodwill asset impairment	—	(90)	(90)

Balance at June 30, 2005	$24	$—	$24

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

As part of this analysis, FAS No. 142, “Goodwill and Other Intangibles”, requires the comparison of the estimated fair value of the reporting unit with its carrying value. The fair value of the Supermetals Business was determined based on estimated discounted future cash flows. As a result of the analysis, it was determined that a full impairment of goodwill existed, requiring a write-off of the entire $90 million goodwill balance of the reporting unit during the second quarter. Additionally, in connection with this goodwill impairment analysis, the Company performed an analysis under FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” related to the Supermetals Business and determined that no other impairment existed.

The resulting $90 million impairment of the Supermetals Business goodwill is reported as a component of income from continuing operations in the accompanying consolidated statements of income.

As required by FAS No. 142, impairment tests are performed at least annually. The Company performs its annual impairment assessment for goodwill during the third quarter of each fiscal year. During the third quarter of fiscal 2005, Cabot performed its annual FAS No. 142 impairment test (other than with respect to the Supermetals Business, for which the impairment analysis was performed in the second fiscal quarter) and determined that there was no impairment.

Cabot does not have any indefinite-lived intangible assets. As of June 30, 2005 and September 30, 2004 Cabot had finite-lived intangible assets of $6 million and $7 million, respectively. These intangible assets at June 30, 2005 are comprised of $13 million for patents and $2 million for other intellectual property less related accumulated amortization of $8 million for patents and $1 million for other intellectual property. These intangible assets at September 30, 2004 are comprised of $13 million for patents and $2 million for other intellectual property less related accumulated amortization of $7 million for patents and $1 million for other intellectual property. Intangible assets are amortized over their estimated useful lives, which range from two to fifteen years. Estimated amortization expense is expected to be $1 million in each of the next five fiscal years.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
UNAUDITED
E.	Asset Retirement Obligations

In October 2004, Cabot announced its plan to shut down its carbon black manufacturing facility in Altona, Australia. As part of the closure plan, Cabot has recorded an asset retirement obligation of $2 million for costs related to the site remediation and restoration. These costs are expected to be paid out over the next fifteen months. During the three months ended June 30, 2005, Cabot did not make any cash payments related to this obligation.

In fiscal 2003, Cabot announced the closure of its carbon black manufacturing facility in Zierbena, Spain. The facility is located on leased land and Cabot is required to perform site remediation and restoration activities as a condition of the lease agreement. At June 30, 2005, Cabot had a liability of $4 million for these costs, which are expected to be paid over the next six to twelve months. Cabot made cash payments of $1 million in each of the three month periods ending June 30, 2005 and 2004 for costs associated with the closing of the plant in Zierbena, Spain.

Cabot also has a $3 million reserve related to the decommissioning of storage bins used in the Supermetals Business that cannot be disposed of without governmental approval. Cabot expects this liability to be paid over the next two to three years.

The following is a description of the changes to the Company’s asset retirement obligations for the nine months ended June 30, 2005:

(Dollars in millions)
Asset retirement obligations at September 30, 2004	$8
Additions	2
Cash paid	(2)
Foreign exchange translation adjustment	1

Asset retirement obligations at June 30, 2005	$9

At June 30, 2005, the asset retirement obligations are included in accrued expenses in the consolidated balance sheets.

F.	Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following components for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005		2004		2005		2004
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
(Dollars in millions)
Service cost	$2	$2	$1	$2	$1	$—	$1	$—
Interest cost	2	3	2	3	1	1	2	—
Expected gain on plan assets	(3)	(2)	(3)	(2)	—	—	—	—
Recognized loss	—	1	—	1	1	—	1	—
Amortization of prior service cost	—	—	—	—	(1)	—	—	—

Net periodic benefit cost	$1	$4	$—	$4	$2	$1	$4	$—

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
UNAUDITED
Net periodic defined benefit pension and other postretirement benefit costs include the following components for the nine months ended June 30, 2005 and 2004:

	Nine Months Ended June 30,
	2005		2004		2005		2004
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
(Dollars in millions)
Service cost	$4	$5	$4	$5	$2	$—	$2	$—
Interest cost	5	9	5	8	4	1	5	—
Expected gain on plan assets	(8)	(8)	(8)	(7)	—	—	—	—
Recognized loss	—	3	—	3	2	—	2	—
Amortization of prior service cost	—	—	—	—	(2)	—	—	—

Net periodic benefit cost	$1	$9	$1	$9	$6	$1	$9	$—

In connection with the Altona plant closure, the Company recorded a charge of $2 million in the first quarter of fiscal 2005 for special termination benefits related to the severance and employee benefits program offered to employees. This has been included as a component of the Altona restructuring charges.

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

Altona Restructuring

In October 2004, Cabot initiated a plan to shut down its Altona, Australia carbon black manufacturing facility due to Cabot’s raw materials supplier’s indication that it would cease supply in September 2005, as well as the decline of the carbon black market in Australia. As of June 30, 2005, Cabot expects the shut down plan to result in a pre-tax charge to earnings of approximately $23 million, which will be offset by gains on the sale of the land on which the facility is located. These gains are estimated to be between approximately $7 million and $10 million (net of transaction costs). The $23 million of estimated charges includes approximately $7 million for severance and employee benefits, $6 million for accelerated depreciation of the facility assets, $1 million for the demolition of the facility, $2 million for asset retirement obligations related to site remediation and restoration and $7 million for the realization of foreign currency translation adjustments. As of June 30, 2005, Cabot has recorded $11 million of these charges in the consolidated statements of income and anticipates that the remaining $12 million of charges will be incurred over the next fifteen months in connection with the closure, demolition and site remediation and restoration of the property.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
UNAUDITED
Details of the Altona restructuring activity and the reserve during the three months ended June 30, 2005 are as follows:

	Severance	Asset
	and Employee	Retirement	Accelerated
	Benefits	Obligation	Depreciation	Total
(Dollars in millions)
Reserve at March 31, 2005	$2	$2	$—	$4
Charges for three months ended June 30, 2005	2	—	2	4
Costs charged against assets	—	—	(2)	(2)

Reserve at June 30, 2005	$4	$2	$—	$6

Details of the Altona restructuring activity and the reserve during the nine months ended June 30, 2005 are as follows:

	Severance	Asset
	and Employee	Retirement	Accelerated
	Benefits	Obligation	Depreciation	Total
(Dollars in millions)
Reserve at September 30, 2004	$—	$—	$—	$—
Charges for nine months ended June 30, 2005	6	—	5	11
Costs charged against assets/ liabilities	(2)	—	(5)	(7)
Recognition of asset retirement obligation	—	2	—	2

Reserve at June 30, 2005	$4	$2	$—	$6

European and Zierbena Restructuring

As of June 30, 2005, the Company had restructuring reserves for severance and employee benefits of $1 million related to the fiscal 2003 European restructuring plan and the closure of Cabot’s carbon black manufacturing facility in Zierbena, Spain and $4 million of asset retirement obligations related to site remediation and restoration of the facility in Zierbena, Spain. At June 30, 2005, $9 million of foreign currency translation adjustments existed related to the Zierbena entity. These will be realized upon substantial liquidation of this entity. Cabot expects the remaining charges to be paid out over the next six to twelve months in connection with the completion of the site remediation and restoration.

Details of the activity in the European and Zierbena restructuring reserve during the three months ended June 30, 2005 are as follows:

	Severance	Asset
	and Employee	Retirement
	Benefits	Obligation	Total
(Dollars in millions)
Reserve at March 31, 2005	$2	$5	$7
Cash paid	(1)	(1)	(2)

Reserve at June 30, 2005	$1	$4	$5

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
UNAUDITED
     Details of the activity in the European and Zierbena restructuring reserve during the nine months ended June 30, 2005 are as follows:

	Severance	Asset
	and Employee	Retirement
	Benefits	Obligation	Total
(Dollars in millions)
Reserve at September 30, 2004	$5	$5	$10
Charges for nine months ended June 30, 2005	1	—	1
Cash paid	(5)	(2)	(7)
Foreign exchange translation adjustment	—	1	1

Reserve at June 30, 2005	$1	$4	$5

As of June 30, 2005, the reserve balances for the Altona, European and Zierbena restructurings are included in accrued expenses in the consolidated balance sheets.

Restructuring costs were recorded in the consolidated statements of income for the three and nine months ended June 30, 2005 and 2004 as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(Dollars in millions)
Cost of sales	$4	$1	$11	$3
Selling and administrative expense	—	—	1	1

Total	$4	$1	$12	$4

I.	Commitments and Contingencies

As of June 30, 2005 and September 30, 2004, Cabot had approximately $19 million and $20 million, respectively, reserved for environmental matters primarily related to divested businesses. This reserve represents Cabot’s best estimate of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. At June 30, 2005, $5 million of the $19 million reserve for the environmental matters is recognized on a discounted basis and is being accreted up to the undiscounted liability through interest expense over the expected cash flow period.

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. As more fully described in the 2004 10-K, the Company’s respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of June 30, 2005, there were approximately 92,500 claimants in pending cases asserting claims against AO in connection with respiratory products. In the third quarter of fiscal year 2003, Cabot recorded a reserve to cover its share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, and, at June 30, 2005, is approximately $18 million (or $32 million on an undiscounted basis).

Cabot is a party to various other lawsuits and subject to other claims and contingent liabilities arising in the ordinary course of its business. Although final disposition of some or all of these suits and claims may impact Cabot’s financial statements in a particular period, the Company does not expect the disposition of these suits and claims, in the aggregate, to have a material adverse effect on Cabot’s financial position.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
UNAUDITED
J.	Stockholders’ Equity

The following table summarizes the changes in shares of stock for the three months ended June 30, 2005:

Preferred Stock (in thousands)
Balance at March 31, 2005	62

Balance at June 30, 2005	62

Preferred Treasury Stock (in thousands)
Balance at March 31, 2005	17

Balance at June 30, 2005	17

Common Stock (in thousands)
Balance at March 31, 2005	63,073
Issued common stock	95
Purchased and retired common stock	(1,208)
Converted preferred stock	101

Balance at June 30, 2005	62,061

Common Treasury Stock (in thousands)
Balance at March 31, 2005	157

Balance at June 30, 2005	157

The following table summarizes the changes in shares of stock for the nine months ended June 30, 2005:

Preferred Stock (in thousands)
Balance at September 30, 2004	64
Converted preferred stock	(2)

Balance at June 30, 2005	62

Preferred Treasury Stock (in thousands)
Balance at September 30, 2004	17

Balance at June 30, 2005	17

Common Stock (in thousands)
Balance at September 30, 2004	63,055
Issued common stock	275
Purchased and retired common stock	(1,620)
Converted preferred stock	351

Balance at June 30, 2005	62,061

Common Treasury Stock (in thousands)
Balance at September 30, 2004	162
Issued common treasury stock	(5)

Balance at June 30, 2005	157

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
UNAUDITED
K.	Comprehensive Income (Loss)

The pre-tax, tax and after-tax effects of the components of other comprehensive income (loss) for the three months and nine months ended June 30, 2005 and 2004 are as follows:

	Pre-Tax	Tax	After-Tax
Three months ended June 30, 2005
Foreign currency translation adjustments	$(15)	$—	$(15)
Unrealized holding gain arising during period on derivative instruments	1	—	1

Other comprehensive loss	$(14)	$—	$(14)

Three months ended June 30, 2004
Foreign currency translation adjustments	$(13)	$—	$(13)
Unrealized holding loss arising during period on derivative instruments	(8)	3	(5)

Other comprehensive loss	$(21)	$3	$(18)

Nine months ended June 30, 2005
Foreign currency translation adjustments	$14	$—	$14
Unrealized holding loss arising during period on derivative instruments	(12)	4	(8)

Other comprehensive income	$2	$4	$6

Nine months ended June 30, 2004
Foreign currency translation adjustments	$16	$—	$16
Unrealized holding loss arising during period on available-for-sale securities	(3)	2	(1)
Unrealized holding loss arising during period on derivative instruments	(10)	3	(7)

Other comprehensive income	$3	$5	$8

The balance of the after-tax components comprising accumulated other comprehensive income (loss) as of June 30, 2005 and September 30, 2004 is summarized below:

	June 30,	September 30,
	2005	2004
(Dollars in millions)
Foreign currency translation adjustments	$(16)	$(30)
Unrealized holding gain on available-for-sale securities	1	1
Unrealized holding loss on derivative investments	(14)	(6)
Minimum pension liability adjustment	(15)	(15)

Accumulated other comprehensive loss	$(44)	$(50)

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
UNAUDITED
L.	Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated for the three months and nine months ended June 30, 2005 and 2004 as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
(In millions, except per share amounts)
Basic EPS:
Income available to common shares (numerator)	$25	$42	$10	$106

Weighted average common shares outstanding	63	62	63	62
Less: contingently issuable shares (1)	(3)	(2)	(3)	(2)

Adjusted weighted average common shares (denominator)	60	60	60	60

Basic EPS	$0.43	$0.70	$0.18	$1.78

Diluted EPS:
Income available to common shares	$25	$42	$10	$106
Dividends on preferred stock	1	—	2	2

Income available to common shares plus assumed conversions (numerator)	$26	$42	$12	$108

Weighted average common shares outstanding	60	60	60	60
Effect of dilutive securities (2)
Assumed conversion of preferred stock	7	7	7	7
Common shares issuable (3) (4)	2	2	2	2

Adjusted weighted average shares (denominator)	69	69	69	69

Diluted EPS	$0.39	$0.62	$0.18	$1.57

(1)	Represents outstanding restricted stock issued under Cabot’s Equity Incentive Plans.

(2)	Represents outstanding restricted stock and stock options issued under Cabot’s Equity Incentive Plans.

(3)	For the three- and nine-month periods ending June 30, 2005, options to purchase 0.3 million and 0.1 million, respectively, shares of common stock were not included in the calculation of diluted earnings per share because those options’ exercise prices were greater than the average market price of Cabot commonstock.

(4)	For the three- and nine-month periods ending June 30, 2004, options to purchase zero and 0.3 million, respectively, shares of common stock were not included in the calculation of diluted earnings per share because those options’ exercise prices were greater than the average market price of Cabot common.
M.	Financial Information by Segment

The framework for segment reporting is intended to give financial statement users a view of Cabot “through the eyes of management”. It designates Cabot’s internal management reporting structure as the basis for determining Cabot’s reportable segments, as well as the basis for determining the information to be disclosed for those segments.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
UNAUDITED
The following table provides financial information by segment for the three months and nine months ended June 30, 2005 and 2004:

	Chemicals	Supermetals	Specialty	Segment	Unallocated and	Consolidated
(Dollars in millions)	Business	Business (1)	Fluids	Total	Other(2)	Total

Three months ended June 30, 2005

Net sales and other operating revenues (3)	$444	$93	$11	$548	$(3)	$545
Income (loss) before taxes (4)	$30	$13	$5	$48	$(12)	$36

Three months ended June 30, 2004
Net sales and other operating revenues (3)	$398	$86	$4	$488	$4	$492
Income (loss) before taxes (4)	$45	$18	$—	$63	$(8)	$55

Nine months ended June 30, 2005
Net sales and other operating revenues (3)	$1,276	$256	$26	$1,558	$9	$1,567
Income (loss) before taxes (4)	$112	$45	$11	$168	$(123)	$45

Nine months ended June 30, 2004
Net sales and other operating revenues (3)	$1,148	$258	$14	$1,420	$18	$1,438
Income (loss) before taxes (4)	$115	$55	$1	$171	$(29)	$142

(1)	Income before taxes related to the Supermetals Business for the nine-month period ending June 30, 2005 is exclusive of goodwill impairment charges of $90 million, which are included in Unallocated and Other charges. Primarily due to the goodwill write-off during the second quarter of fiscal 2005, segment assets for the Supermetals Business decreased to $510 million at June 30, 2005 from $572 million at September 30, 2004. Segment assets exclude cash, short-term and long-term marketable securities investments, cost investments, income taxes receivable and deferred taxes, which are not allocated to the businesses.

(2)	Unallocated and Other includes certain items and eliminations that are not allocated to the operating segments.

(3)	Net sales and other operating revenues for the Chemicals Business includes 100% of sales from one equity affiliate and transfers of materials at cost and at market-based prices. Unallocated and Other reflects the following adjustment for the equity affiliate sales and includes royalties paid by equity affiliates offset by external shipping and handling fees:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
(Dollars in millions)
Equity affiliate sales	$(9)	$(10)	$(27)	$(26)
Royalties paid by equity affiliates	2	2	6	6
Shipping and handling fees and other	4	12	30	38

Total	$(3)	$4	$9	$18

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
UNAUDITED

(4)	Income (loss) before taxes for Unallocated and Other includes:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in millions)	2005	2004	2005	2004

Interest expense	$(8)	$(8)	$(24)	$(23)
Certain items and other income (expense), net(a)	(2)	1	(95)	—
Equity in net income of affiliated companies	(2)	(2)	(6)	(5)
Foreign currency transaction gains (losses)(b)	—	1	2	(1)

Total	$(12)	$(8)	$(123)	$(29)

(a)	Certain items and other income (expense), net, includes investment income and certain other items that are not included in segment income (loss) before taxes. Certain items for the third quarter of 2005 include $4 million of restructuring charges as discussed in Note H. Certain items for the third quarter of 2004 include $1 million of restructuring charges. Certain items for the first nine months of 2005 include $12 million of restructuring charges as discussed in Note H and $90 million of goodwill asset impairment charges as discussed in Note D. Certain items for the first nine months of 2004 include $4 million of restructuring charges and $1 million for a currency translation adjustment at a closed plant.

(b)	Net of other foreign currency risk management activity.
The Chemicals Business is primarily comprised of the carbon black, fumed metal oxides, inkjet colorants, and aerogel product lines as well as the business development activities of Superior MicroPowders. The revenues from each of these product lines for the three months and nine months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(Dollars in millions)
Carbon black	$375	$332	$1,068	$960
Fumed metal oxides	57	57	175	163
Inkjet colorants	10	8	28	22
Aerogel, Superior MicroPowders and other	2	1	5	3

Total Chemicals Business	$444	$398	$1,276	$1,148

N.	Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies certain terminology contained in FAS No. 143, “Accounting for Asset Retirement Obligations”. The interpretation will result in (i) more consistent recognition of liabilities relating to asset retirement obligations, (ii) more information about expected future cash outflows associated with those obligations and (iii) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. The guidance is effective for the Company beginning October 1, 2005. The adoption of FIN 47 is not expected to have a significant impact on Cabot’s consolidated financial statements.

In December 2004, the FASB released its final revised standard entitled FASB Statement No. 123R, “Share-Based Payment” (“FAS 123R”), which will significantly change accounting practice with respect to employee stock options and other stock based compensation (including employee stock purchase plans). FAS 123R requires companies to recognize, as an operating expense, the estimated fair value of share-based payments to employees, including grants of employee stock options and purchases under employee stock

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005
UNAUDITED
purchase plans. The expense will be based on the grant-date fair value of the award and recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (usually the vesting period). The standard provides for three alternative transition methods including (i) a modified prospective application (“MPA”), without restatement of prior interim periods in the year of adoption, (ii) MPA with restatement of prior interim periods in the year of adoption and (iii) a modified retrospective application. The Company is in the process of evaluating the transition method that will be utilized upon adoption and the impact to the consolidated financial statements. In April 2005, the FASB delayed implementation of FAS 123R. It will be effective for the Company beginning October 1, 2005.

In November 2004, FASB issued FAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4” (“FAS 151”), to improve financial reporting and global comparability of inventory accounting. The amendment, which is similar to that used in the International Accounting Standards Board (“IASB”) International Accounting Standard 2 (“IAS 2”), clarifies that inventory related expenses, such as abnormal amounts of idle facility expense, freight, handling costs, and wasted or spoiled materials should be recognized as current period charges. The statement also requires fixed production overhead costs to be allocated to inventory based on normal capacity of the production facilities. The guidance is effective for inventory costs incurred beginning October 1, 2005. The adoption of FAS 151 is not expected to have a significant impact on the consolidated financial statements.

In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA replaces an export incentive with a deduction from domestic manufacturing income. Cabot is both an exporter and a domestic manufacturer. The Company’s loss of the export incentive tax benefit is expected to materially exceed the tax benefit it should receive from the domestic manufacturing deduction. The AJCA also allows U.S. companies to repatriate up to $500 million of earnings from their foreign subsidiaries in 2005 or 2006 at an effective tax rate of 5.25%. The Company does not expect to take advantage of this opportunity, nor does it expect that there is a material benefit available, given our particular circumstances and the various requirements under the law. The Company will continue to study the impact of the AJCA, as additional guidance becomes available from the Internal Revenue Service (“IRS”). In response, the FASB has issued Staff Position (“FSP”) No. 109-a and 109-b, which outline accounting treatment for the impacts of AJCA. The FSPs state that (i) any benefit that companies may have from the domestic manufacturing deduction be treated as a special deduction and accordingly any benefit would be reported in the year in which the income is earned and (ii) regarding the impact resulting from the repatriation of unremitted earnings in the period in which the enacted tax law was passed, companies may wait until they have the information necessary to determine the amount of the earnings they intend to repatriate.

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
We primarily derive our revenues from the sale of specialty chemicals, tantalum and related products, and from the rental and sale of cesium formate. Revenue from product sales is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Revenue from the rental of cesium formate is recognized throughout the job’s rental period based on the contracted rental amount. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. Other operating revenues, which represent less than ten percent of total revenues, include tolling, servicing and royalties for licensed technology.
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
Inventory Valuation
The costs of most raw materials, work in process, and finished goods inventories in the U.S. are determined by the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories the value of those inventories would have been $67 million higher as of June 30, 2005. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.
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
We consider various estimates and assumptions when determining if there is an impairment of our long-lived assets, excluding goodwill and long-term investments. These estimates and assumptions include determining which cash flows are directly related to the potentially impaired asset, the useful life over which the cash flows will occur, their amounts and the asset’s residual value, if any. An asset impairment would be recognized when the carrying value of the asset is not recoverable based on the undiscounted estimated cash flows, as determined by the difference in carrying value and the fair value. As warranted, we prepare estimated cash flows which reflect our assumptions about selling prices, production and sales volumes, costs, and market conditions over an estimate of the useful life of the primary asset. If an impairment is indicated, the asset is written down to the estimated fair value. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when Cabot abandons the asset.
We perform an annual impairment test for goodwill during the third quarter or when events and changes in business circumstances indicate that the carrying value may not be recoverable. To test for recoverability, the fair value of the reporting unit is estimated based on discounted cash flows. The calculation is sensitive to both the estimated future cash flows and the discount rate. The assumptions used to estimate the discounted cash flows include management’s best estimates about selling prices, production and sales volumes, costs, future growth rates, capital expenditures and market conditions over an estimate of the remaining operating period. The discount rate is based on the weighted average cost of capital that is determined by evaluating the risk free rate of return, cost of debt and expected equity premiums. If an impairment exists, a loss to write down the value of goodwill to its implied fair value is recorded.
The fair values of long-term investments depend on the financial performance of the entities in which we invest and the external factors inherent in the markets in which they operate. We consider these factors as well as the forecasted financial performance of the investment entities when assessing the potential impairment of these investments.
Pensions and Other Postretirement Benefits
We maintain both defined benefit and defined contribution plans for our employees. In addition, we provide certain health care and life insurance benefits for retired employees. Plan obligations and annual expense calculations are based on a number of key assumptions. The assumptions, which are specific for each of our U.S. and foreign plans, are related to general economic conditions, including interest rates, expected return on plan assets and the rate of compensation increases for employees. Projected health care benefits reflect our assumptions about health care cost trends. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease. Actual results that differ from the assumptions are generally accumulated and amortized over future periods and therefore affect the recognized expense and recorded obligation in such future periods.

Litigation and Contingencies
We are involved in litigation in the ordinary course of business, including personal injury and environmental litigation. We accrue a liability for litigation when it is probable that a liability will be incurred and the amount can be reasonably estimated. The estimated reserves are recorded based on our best estimate of the liability associated with such matters or the low end of the estimated range of liability if we are unable to identify a better estimate within that range. Our best estimate is determined by evaluating numerous facts, including claims, settlement offers, demands by government agencies, estimates performed by independent third parties, identification of other responsible parties and an assessment of their ability to contribute, our interpretation of applicable laws and regulations, and our prior experience. Litigation is highly uncertain and there is always the possibility of an unusual result in any particular case that may have an adverse effect on the results of operations.
The most significant reserves that have been established are for environmental remediation and respirator litigation claims. As of June 30, 2005, we had $19 million reserved for various environmental matters. The amount accrued reflects our assumptions about remediation requirements at the contaminated sites, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, the number and financial viability of other potentially responsible parties, and our interpretation of applicable laws and regulations. A portion of the reserve for environmental matters is recognized on a discounted basis, which requires the use of an estimated discount rate.
These liabilities can be affected by the availability of new information, changes in the assumptions on which the accruals are based, unanticipated government enforcement action, or changes in applicable laws and regulations, which could result in higher or lower costs.
At June 30, 2005, we had $18 million accrued for respirator liability claims. Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. However, this cost is subject to numerous variables that are extremely difficult to predict. Developments that could affect our estimates include, but are not limited to, (i) significant changes in the number of future claims, (ii) significant changes in the average cost of resolving claims, (iii) significant changes in the legal costs of defending these claims, (iv) changes in the nature of claims received, (v) changes in the law and procedures applicable to these claims, (vi) the financial viability of other parties who contribute to the settlement of respirator claims and (vii) a determination that our interpretation of the contractual obligations on which we have estimated our share of liability is inaccurate. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.
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
Significant Accounting Policies
We have other significant accounting policies that are discussed in Note A of the Notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (“2004 10-K”). Certain of these policies include the use of estimates, but do not meet the definition of critical because they generally do not require estimates or judgments that are as difficult or subjective to measure. However, these policies are important to the understanding of the consolidated financial statements.

II. Results of Operations
We are organized into three reportable segments: the Chemicals Business, the Supermetals Business (“CSM”), and the Specialty Fluids Business (“CSF”). The Chemicals Business is primarily comprised of the carbon black, fumed metal oxides, inkjet colorants, and aerogel product lines as well as the business development activities of Superior MicroPowders.
Overview
During the third quarter, the Company saw solid volume growth in all businesses. Despite strong volume growth in the Chemicals Business, rising feedstock costs in the carbon black business caused a decrease in profitability. Profitability in the fumed metal oxides business was flat with that of the same quarter in fiscal year 2004. Volume and revenue increases continued during the quarter in the inkjet colorants business. The results in the Supermetals Business were negatively impacted by the continuing shift from fixed contract prices to market based pricing as well as incremental costs associated with the labor situation resulting from the expiration of the Company’s collective bargaining agreement with one of the labor unions at our facility in Boyertown, Pennsylvania. The Specialty Fluids Business increased profitability during the quarter and continued its market development activities outside of the North Sea.
We continued to see overall working capital increases in the Chemicals and Supermetals Businesses during the third quarter of fiscal 2005. However, we had significant reductions during the quarter in overall finished goods inventory that were more than offset by the higher raw materials and work in process inventory which is more fully discussed in the cash flow and liquidity section.
The following discussion of results includes segment operating profit before taxes (“PBT”). Segment PBT is our measure of consolidated operating results and is used to assess segment performance. Segment net sales and operating profit before taxes are shown in Note M of the Consolidated Financial Statements.
Third Quarter 2005 versus Third Quarter 2004 — Consolidated
Net Sales and Gross Profit
In the third quarter of 2005, we reported sales of $545 million, an increase of 11% from $492 million in the third quarter of last year, primarily due to higher volumes ($30 million), higher pricing ($7 million) and positive foreign currency translation ($16 million).
Gross margin as a percentage of sales decreased from 26% in the third quarter of 2004 to 22% in the third quarter of 2005. The negative impact to gross margin ($25 million) was primarily a result of higher raw material costs in the carbon black business and lower prices in the Supermetals Business resulting from the continued transition from fixed contract prices to market based pricing. Overall gross profit decreased $11 million from $129 million in the third quarter of 2004 to $118 million in the third quarter of 2005.
Selling and Administrative Expense
Selling and administrative expenses for the third quarter of 2005 were $63 million, an increase of 13% from $56 million in the third quarter of last year due primarily to planned increases in personnel costs ($1 million), incremental costs due to the labor situation at our Supermetals facility in Boyertown, Pennsylvania ($4 million) and an increase in costs related to the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ($3 million).
Research and Technical Expense
Research and technical spending was $14 million for the third quarter of 2005 compared with $13 million in the third quarter of 2004 due primarily to increased spending in Superior MicroPowders development activities.

Interest and Dividend Income and Interest Expense
Interest and dividend income in the third quarter of 2005 was $2 million, which is equal to the amount in the third quarter of 2004. Interest expense was $8 million for the third quarter of 2005, remaining flat when compared to the third quarter of last year.
Effective Tax Rate
Income tax expense in the third quarter of 2005 was $9 million. Our effective tax rate on continuing operations was 25% for the third quarter of 2005, as compared to 23% for the third quarter of 2004. The tax rate for the third quarter of 2004 included a reduction of tax reserves of approximately $2 million primarily associated with the resolution of certain tax audits and the expiration of the statutes of limitations on certain tax years.
Exclusive of the goodwill impairment recorded in the second quarter of 2005 and the impact of tax audit settlements, we expect our effective tax rate for continuing operations for fiscal 2005 to be between 24% and 28%.
In the normal course of business, various tax authorities, including the Internal Revenue Service (“IRS”), examine our tax filings. In October 2003, the IRS concluded its examination of the 1997 to 1999 tax years resulting in an initial tax assessment of $37 million. The Company protested the assessment to the IRS Appeals Office and reached a settlement in September 2004 that reduced the assessment to $13 million.
Concurrent with the IRS examination, the Company filed refund claims with the IRS for $19 million (including approximately $5 million of interest) for the carryback of research and foreign tax credits from the periods under examination into the 1995 and 1996 tax years. The refund claims were examined and accepted by the IRS and IRS Appeals. The Company recorded the benefit of the research and foreign tax credits in the financial statements in the years generated, but has not yet recorded the interest income.
As the combination of exam settlement and refund claims results in a net cash refund to the Company, the final settlement is subject to review and approval by the Joint Committee on Taxation (“Joint Committee”). During the third quarter of 2005, the settlement and refund claim computations were completed and agreed to by the Company and the Appeals Office and presented to Joint Committee the first week of July 2005. The Company expects the Joint Committee review to be completed during the fourth quarter of 2005 or the first quarter of 2006. Although the result of this review cannot presently be determined, the Company anticipates a favorable outcome, which would have a positive material impact on our effective tax rate for the fourth quarter of 2005 or the first quarter of 2006 given the unrecorded interest income on the refund claim and the level of previously recorded tax reserves.
The Company is also under tax audit or in settlement discussions with a number of non-U.S. tax authorities that should be resolved during the fourth quarter of 2005 and/or the first quarter of 2006.
On July 20, 2005, the United Kingdom (“UK”) enacted legislation retroactive to March 16, 2005, that eliminates a tax benefit associated with certain debt arrangements among subsidiaries where the debt arrangements lack sufficient business purpose. Although the company believes that its existing finance structure in the UK serves legitimate business purposes, the UK Inland Revenue could challenge this position. Given the uncertainty as to the applicability of the legislation to the Company’s UK finance structure, it is likely that the Company will reflect the loss of the post March 16, 2005 tax benefit in the financial statements of the fourth quarter of 2005, increasing tax expense by approximately $3 million.

Net Income
We reported income for the third quarter of 2005 of $26 million ($0.39 per diluted common share after tax) compared to $42 million of net income ($0.62 per diluted common share) in the same quarter a year ago. Results for the third quarter of 2005 include $4 million of pre-tax charges associated with certain items ($0.04 per diluted common share after tax). Results for the third quarter of 2004 included $1 million of pre-tax charges associated with certain items ($0.01 per diluted common share after tax) and $1 million of pre-tax income related to discontinued operations ($0.01 per diluted common share after tax) as follows:

	Three Months Ended
	June 30,
(Dollars in millions, pre-tax)	2005	2004
(Unaudited)
Net income	$26	$42

Certain items and discontinued operations
Restructuring initiatives	(4)	(1)

Subtotal of certain items	(4)	(1)
Discontinued operations	—	1

Total certain items and discontinued operations, pre-tax	(4)	—
Tax impact of certain items and discontinued operations	1	—

Total certain items and discontinued operations after tax	$(3)	$—

Certain items for the third quarters of fiscal 2005 and 2004 are recorded in the consolidated statements of income as follows:

	Three Months Ended
	June 30,
(Dollars in millions, pre-tax)	2005	2004
(Unaudited)
Statement of income line item:
Cost of sales	$(4)	$(1)

Total certain items, pre-tax	$(4)	$(1)

Third Quarter 2005 versus Third Quarter 2004 — By Business Segment
In the third quarter of fiscal 2005, we recorded income from continuing operations before taxes of $36 million as compared to $55 million in the third quarter of fiscal 2004. These amounts included certain and unallocated items of $12 million and $8 million, respectively (the details of which are described in Note M), which are not included in segment PBT of $48 million and $63 million for the third quarter of fiscal 2005 and 2004, respectively.
The decrease in total segment PBT was due primarily to higher raw material costs ($26 million) and higher per unit cost of sales resulting from lower operating rates due to inventory drawdowns ($12 million), primarily in the Chemicals Business. Also contributing to the decrease were higher incremental costs in the Supermetals Business related to the labor situation at our Boyertown, Pennsylvania facility ($4 million) and unabsorbed costs, also in the Supermetals Business, related to efforts to reduce inventory and ongoing operating expense ($1 million). These increases in costs were partially offset by higher volumes ($24 million) and higher prices ($6 million).
Chemicals
The Chemicals Business reported sales of $444 million for the third quarter of 2005, an increase of 12% from $398 million in the third quarter of 2004. This increase was due primarily to higher volumes ($14 million), higher prices ($18 million) and positive foreign currency translation ($16 million).

The Chemicals Business segment PBT decreased 33%, from $45 million in the third quarter of 2004 to $30 million in the third quarter of 2005. The decrease in PBT was due principally to higher raw material costs ($26 million) and higher per unit cost of sales resulting from lower operating rates due to inventory drawdowns ($10 million), which were partially offset by higher prices ($18 million) and higher volumes ($6 million).
Product Line Summary
The following table sets forth sales by product line for the Chemicals Business for the quarters ended June 30, 2005 and 2004:

	Three Months Ended
	June 30,
(Dollars in millions)	2005	2004
(Unaudited)
Carbon black	$375	$332
Fumed metal oxides	57	57
Inkjet colorants	10	8
Aerogel, Superior MicroPowders and other	2	1

Total segment sales	$444	$398

Carbon black
During the third quarter of 2005, carbon black PBT was $13 million lower than the third quarter of 2004. The decrease in profitability was the result of higher raw material costs ($28 million) and higher per unit cost of sales resulting from lower operating rates due to inventory drawdowns ($9 million), which were partially offset by higher prices ($20 million) and higher volumes ($3 million).
We are generally able to recover increased carbon black feedstock costs, and, therefore, maintain margins, through the operation of pricing formulas in our carbon black supply contracts. Most of our contracts provide for a price adjustment on the first day of each quarter to account for changes in feedstock costs, and, in some cases, changes in other relevant costs. The feedstock adjustments are calculated in the month prior to the beginning of the quarter in which the price change is effective, and typically are based upon the average of a relevant index over the prior three month period. Because of this time lag, in the third quarter of fiscal 2005, our actual feedstock costs were greater than the cost adjustment resulting from the formula which used the relevant index averages during the months of December 2004 and January and February 2005. The result of this time lag was that the contract prices applicable during the third quarter did not reflect our increased feedstock costs. The increased feedstock costs were included in the formula pricing that went into effect for July 2005. Over time, and as feedstock costs decline, the impact of this lag should be recovered or mitigated.
As described in our 2004 10-K, we have been anticipating that the International Agency for Research on Cancer (“IARC”) will be reviewing the classification of carbon black regarding carcinogenicity and, as a result, it is possible that IARC could change the classification of carbon black from possible human carcinogen to probable human carcinogen. During the fiscal quarter, IARC scheduled a review for this classification in February 2006. In the event that IARC does change the classification of carbon black to probable human carcinogin (Group 2A), this change would impose additional labeling and other hazard communication requirements on us. We are not able to predict what other impacts would be associated with reclassification of carbon black to Group 2A. It is possible that such a reclassification could lead customers to evaluate possible substitutes to the use of carbon black in their products and it could lead to a change in the occupational exposure limits for carbon black, which could have a capital and operating expense impact on us and on our customers. We continue to believe that the available evidence, taken as a whole, indicates that carbon black is not carcinogenic to humans, and does not present a health hazard when handled in accordance with good housekeeping and safe workplace practices as described in our material safety data sheets.

Fumed metal oxides
Fumed metal oxides PBT for the third quarter of fiscal 2005 remained constant with the third quarter of 2004. Higher demand in Asia Pacific during the quarter was offset by reduced demand from a single customer in the electronics segment. We foresee the reduced demand continuing for this customer, which may have a material adverse impact on the profitability of our fumed metal oxides business.
Inkjet colorants
Inkjet colorants reported a 29% increase in volume and a 25% increase in revenue during the third quarter of 2005 compared with 2004. These increases were driven by increased demand in both the original equipment manufacturer (“OEM”) and after market segments.
During the quarter, several OEMs made announcements of upcoming inkjet printer launches. Our inkjet colorants will be included in two of the announced printers targeted at the small office and home markets.
Cabot Supermetals
In the Supermetals Business, sales increased 8% during the third quarter of 2005 from $86 million in the third quarter of 2004 to $93 million in 2005 due primarily to higher volumes ($14 million) partially offset by lower prices ($9 million).
The Supermetals Business reported segment PBT of $13 million in the third quarter of 2005 compared to $18 million in the third quarter of 2004. This was mainly the result of lower prices ($9 million) resulting from the continuing transition from fixed contract prices to market based pricing, higher incremental costs relating to the labor situation at our Boyertown, Pennsylvania facility ($4 million) and unabsorbed costs related to efforts to reduce inventory and ongoing operating expenses ($1 million). These increases in costs were partially offset by higher volumes ($10 million).
We have been in negotiations with the Local 619C of the International Chemical Workers Union Council/ United Food and Commercial Workers (ICWUC/UFCW, Local 619C) union at our Boyertown, Pennsylvania facility on a new contract since March 31, 2005. Cabot’s contract with the union expired on May 7, 2005 and the union had been working without a contract. On June 20, 2005, the union went on strike. We continue to operate the plant primarily with supervisory personnel and have met all customer orders. The parties continue to negotiate a new collective bargaining agreement.
We purchase a significant portion of the tantalum ore used by this business under two long-term supply agreements with Sons of Gwalia. In August 2003 we exercised our option to renew one of these contracts, commencing on January 1, 2006. Although the contract contains provisions for determining the price at which we will purchase ore, the application of these provisions is in dispute. Because the parties have not reached agreement as to the application of those provisions, pursuant to the terms of the contract, arbitration hearings between the Company and Sons of Gwalia with the London Court of International Arbitration to determine the price at which we will purchase ore are scheduled to commence in September 2005. If the Company is unsuccessful in the arbitration, we may be required to purchase ore under this contract at substantially higher prices than we have historically paid, which could have a materially adverse effect on the profitability of the Supermetals Business.
Specialty Fluids
Sales in the Specialty Fluids Business were $11 million during the third quarter of fiscal 2005, an increase of $7 million when compared to $4 million in the third quarter of fiscal 2004. This increase was due primarily to an increase in the number of jobs completed and higher rental revenues, resulting from an increased number of on-going jobs and larger average volumes per job.
The Specialty Fluids Business reported PBT in the third quarter of 2005 of $5 million compared to less than $1 million in the third quarter of 2004 driven mainly by increased volumes associated with a higher number of completed jobs and an increase in rental revenue due to a greater number of jobs in progress during the quarter. During the quarter, the business completed seven jobs. No jobs were completed in the same quarter of last year.
Nine Months 2005 versus Nine Months 2004 — Consolidated
Net Sales and Gross Profit
In the nine months ended June 30, 2005, we reported sales of $1,567 million, an increase of 9% from $1,438 million in the first nine months of last year, primarily due to higher volumes ($81 million), higher pricing ($15 million), and positive foreign currency translation ($36 million).
Gross margin as a percentage of sales decreased from 26% in 2004 to 23% in 2005. The negative impact to gross margin ($35 million) was primarily a result of higher raw material costs in the carbon black business and lower prices in the Supermetals Business resulting from the continued transition from fixed contract prices to market based pricing. Overall gross profit decreased $2 million from $367 million in the first nine months of 2004 to $365 million in the first nine months of 2005.
Selling and Administrative Expense
Selling and administrative expenses for the first nine months of 2005 were $173 million, an increase of 5% from $165 million in the first nine months of last year. This increase was due primarily to planned increases in personnel costs ($2 million), higher incremental costs associated with the labor situation at our Supermetals facility in Boyertown, Pennsylvania ($4 million) and an increase in costs related to the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ($3 million).
Research and Technical Expense
Research and technical spending was $43 million for the first nine months of 2005 compared with $39 million for the first nine months of 2004 due primarily to increased spending in Superior MicroPowders development activities.
Interest and Dividend Income and Interest Expense
Interest and dividend income in the first nine months of 2005 was $5 million, flat when compared to the first nine months of 2004. Interest expense was $24 million for the first nine months of 2005, an increase of $1 million compared to the same period in 2004 due primarily to rising interest rates, offset by lower average debt outstanding during the first nine months of 2005, and the strengthening of the Yen and Euro currencies against the U.S. dollar.
Effective Tax Rate
Income tax expense in the first nine months of 2005 was $30 million. Exclusive of the goodwill impairment in the Supermetals Business, which has no tax impact, our effective tax rate on continuing operations was 22% for the first nine months of 2005, as compared to 24% for the first nine months of 2004. The reduction in the tax rate during the first three quarters of fiscal 2005 is principally the result of a tax benefit related to the closure of the Altona facility recorded in the first quarter and the reversal of a previously recorded deferred tax liability related to a Cabot entity that was liquidated during the second quarter.

Net Income
In the first nine months of 2005, we reported net income of $12 million ($0.18 per diluted common share) compared to $108 million ($1.57 per diluted common share) in the same period a year ago. The results from the first nine months of 2005 contained $102 million of pre-tax charges ($1.42 per common share after tax) and $6 million of tax benefits ($0.04 per common share) from certain items, compared to $4 million of pre-tax charges ($0.05 per diluted common share after tax) for certain items and discontinued operations for the first nine months of 2004, as follows:

	Nine Months Ended
(Dollars in millions, pre-tax)	June 30,
(Unaudited)	2005	2004
Net income	$12	$108

Certain items and discontinued operations
Restructuring initiatives	(12)	(4)
Goodwill impairment	(90)	—
Other non-operating items	—	(1)

Subtotal of certain items	(102)	(5)
Discontinued operations	—	1

Total certain items and discontinued operations	(102)	(4)
Tax impact of certain items and discontinued operations	6	1

Total certain items and discontinued operations after tax	$(96)	$(3)

Certain charges for the nine months ended June 30, 2005 and 2004 are recorded in the consolidated statements of income as follows:

	Nine Months Ended
	June 30,
(Dollars in millions, pre-tax)	2005	2004
(Unaudited)
Statement of income line item:
Cost of sales	$(11)	$(3)
Selling and administrative expenses	(1)	(1)
Goodwill asset impairment	(90)	—
Other expense	—	(1)

Total certain items, pre-tax	$(102)	$(5)

Nine Months 2005 versus Nine Months 2004 — By Business Segment
For the nine months ended June 30, 2005, we recorded income from continuing operations before taxes of $45 million as compared to $142 million for the same period of fiscal 2004. These amounts included certain and unallocated items of $123 million and $29 million, respectively (the details of which are described in Note M), which are not included in segment PBT of $168 and $171 million for nine months ended June 30, 2005 and 2004, respectively.
The decrease in total segment PBT relates primarily to higher raw material costs ($50 million) and higher selling and administrative costs ($8 million) partially offset by higher volumes ($46 million) and higher pricing ($7 million).

Chemicals
The Chemicals Business reported sales of $1,276 million for the first nine months of 2005, an increase of 11% from $1,148 million in the first nine months of 2004. This increase was due primarily to higher volumes ($57 million), higher prices ($32 million), and positive foreign currency translation ($36 million).
The Chemicals Business segment PBT decreased 3%, from $115 million in the first nine months of 2004 to $112 million in the first nine months of 2005. The decrease in PBT was due principally to higher raw material costs ($50 million) and an increase in selling and administrative expenses ($6 million) partially offset by higher volumes ($21 million) and higher pricing ($32 million).
Product Line Summary
The following table sets forth sales by product line for the Chemicals Business for the nine months ended June 30, 2005 and 2004:

	Nine Months Ended June 30,
	2005	2004
(Dollars in millions)
(Unaudited)
Carbon black	$1,068	$960
Fumed metal oxides	175	163
Inkjet colorants	28	22
Aerogel, Superior MicroPowders and other	5	3

Total segment sales	$1,276	$1,148

Carbon black
During the first nine months of 2005, carbon black PBT was $1 million lower than the first nine months of 2004. The decrease in profitability was mainly the result of higher raw material costs ($49 million), which were partially offset by higher volumes ($12 million) and higher prices ($35 million).
The carbon black business has seen strong volumes through the first nine months of 2005 particularly in emerging regions. Market development efforts continue in both Asia Pacific and South America in advance of new manufacturing facilities beginning production in China and Brazil in late 2005 and 2006.
Fumed metal oxides
Fumed metal oxides PBT during the first nine months of 2005 remained constant with the first nine months of 2004. Higher demand in Asia Pacific was offset by reduced demand from a single customer in the electronics segment. Fumed metal oxides wrote off $1 million of expired inventory and off quality product during the first nine months of 2005. Market development efforts continue in China in advance of our new facility, which is on track to begin production in 2006.
Inkjet colorants
Inkjet colorants reported a 27% increase in revenue during the first nine months of 2005 when compared with the first nine months of 2004 due to stronger volumes in both the OEM and after market segments of the business. Ongoing investment in both manufacturing and research and development continued during the first nine months of fiscal 2005 to support the future growth of this business.

Cabot Supermetals
In the Supermetals Business, sales decreased 1% during the first nine months of 2005 from $258 million in 2004 to $256 million in 2005. This decline was principally driven by lower pricing ($17 million) due to the continuing transition from fixed contract prices to market based pricing partially offset by an increase in volumes ($15 million).
The Supermetals Business reported a $10 million decrease in segment PBT from $55 million in the first nine months of 2004 to $45 million, before the goodwill impairment charges, in the first nine months of 2005. This decrease was due primarily to lower pricing ($17 million), incremental costs resulting from the labor situation at our Boyertown, Pennsylvania facility ($4 million) and unabsorbed costs related to efforts to reduce inventory and ongoing operating expenses ($1 million) partially offset by higher volumes ($12 million).
During the second quarter of fiscal 2005, management determined, based on a combination of factors associated with the anticipated future performance of the Supermetals Business, that the fair value of this reporting unit was more likely than not below its carrying amount and thus a goodwill impairment analysis was necessary. These factors included the continuing trend toward the use of smaller tantalum capacitors in electronics devices resulting in significantly less tantalum powder being required for each capacitor, the continued high inventory levels in the supply chain and the expected decrease in tantalum powder sales volume and pricing as the business transitions from fixed volume and price contracts over the next two years. As a result of the analysis, it was determined that a full impairment of goodwill existed, requiring a write off of the entire $90 million of goodwill balance of the reporting unit during the second quarter.
Specialty Fluids
Sales in the Specialty Fluids Business increased $12 million from $14 million in the first nine months of 2004 to $26 million in the first nine months of 2005 due primarily to an increased number of jobs completed and an increase in rental revenues, resulting from an increased number of on-going jobs and larger average volumes per job.
The PBT for this segment in the first nine months of 2005 was $11 million compared to $1 million in the same period of 2004 mainly driven by an increased number of jobs in the period and strong rental revenues. The business completed nineteen jobs in the first nine months of 2005 compared with six jobs in the same period of last year.
III. Cash Flow and Liquidity
During the first nine months of fiscal 2005, cash provided by operating activities totaled $98 million as compared to $153 million for the same period last year. The decrease in cash provided by operating activities was driven by changes in the components of working capital. There were higher levels of receivables in the Chemicals Business due to higher sales, and, in the Supermetals Business, due to changed payment terms for certain customers. At the end of the third quarter of fiscal 2005, the Chemicals and Supermetals Businesses both had higher inventory levels, as substantial increases were built in an effort to plan for future customer demand as well as to plan for potential fluctuations in plant operations. In addition, the Chemicals and Supermetals Businesses both had lower payables and accruals due to timing of payments and related accrued liabilities. Favorable foreign currency translation had a positive impact on June 30, 2005 balances, creating a decrease on net working capital components. We continue to focus our efforts on improving our overall working capital position within both of these businesses. As a result of our efforts, in the third quarter of fiscal 2005, we saw a reduction of finished goods inventory, however, this was offset by an increase in raw materials due to the high feedstock costs in carbon black.
Capital spending for the first nine months of fiscal 2005 was $114 million compared to $66 million in the first nine months of fiscal 2004. Capital spending occurred in accordance with our planned capital expansions relating to plant construction in China and Brazil in addition to routine plant operating capital projects. Capital expenditures for fiscal 2005 are expected to be approximately $200 million and include new construction of carbon black and fumed metal oxides manufacturing plants in China, capacity expansion of our carbon black facilities in Indonesia and Brazil and various maintenance and environmental projects at our existing facilities.

Cash used for financing activities was $84 million in the first nine months of fiscal 2005 as compared to $80 million used during the same period last year. Cash used for financing activities during the first three quarters of fiscal 2005 primarily related to stock repurchases, excluding forfeitures, of approximately 1,482,000 shares of Cabot common stock for $48 million and cash dividends paid to shareholders of $32 million.
We had a $19 million reserve for environmental matters as of June 30, 2005, for remediation costs at various environmental sites. These sites are primarily associated with businesses divested in prior years. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. We have also recorded an $18 million reserve on a net present value basis for respirator claims as of June 30, 2005 and we expect to pay approximately $11 million over the next five years. We have various other litigation costs, including defense costs associated with the pending antitrust actions and lawsuits filed against the Company in connection with certain discontinued operations, incurred in the ordinary course of business.
At June 30, 2005, we have $11 million of accrued expenses in the consolidated balance sheet for restructuring activities related to the closure of carbon black facilities in Altona, Australia and Zierbena, Spain, as well as the European restructuring we initiated in 2003. Of the $11 million reserve, $6 million relates to Altona and $5 million relates to Zierbena and the European restructuring. During the third quarter of fiscal 2005, we made cash payments of $2 million related to restructurings. The restructuring costs accrued are all related to the Chemicals Business segment and are expected to be paid out over the next fifteen months.
At June 30, 2005, our long-term debt obligations totaled $507 million, of which $132 million will come due in the next twelve months. Included in the current portion of long-term debt is a 9.3 billion yen ($84 million) term loan agreement that matures in October 2005, $30 million of medium term notes that mature in December 2005 and a 1.5 billion yen ($13.5 million) bank loan that matures in April 2006.
On August 3, 2005, we terminated our $250 million revolving credit facility and entered into a new revolving credit facility under which we may borrow up to $400 million. The new revolving line of credit permits us to borrow funds on an unsecured basis in multiple currencies that are freely tradable and convertible into U.S. dollar at floating interest rates. The credit facility expires on August 3, 2010. The credit facility contains various affirmative, negative and financial covenants customary for financing of this type. We plan to use this credit facility to refinance our Japanese yen term loan agreement prior to its maturity in October 2005. As of August 9, 2005 we have no borrowings outstanding under this new agreement.
We expect cash on hand, cash from operations and present financing arrangements, including Cabot’s unused line of credit, to be sufficient to meet our additional cash requirements for the next twelve months and the foreseeable future.
During July of 2005, the Chinese government revalued the Chinese Yuan, thus eliminating the fixed translation to the U.S. dollar. We have reviewed the effect of this revaluation with regards to the increasing growth in our carbon black and fumed metal oxide businesses in China. Although we do not anticipate that the current revaluation will have a material impact on our operations and results, as with any fluctuating currency, any significant fluctuations could materially impact our results.
Forward-Looking Information: Included above are forward-looking statements relating to management’s expectations concerning the Company’s tax rate; the Company’s ability to recover increasing carbon black feedstock costs from its customers, future business performance and profits, particularly with respect to the fumed metal oxide business and the Supermetals Business, new business growth, our product development programs, implementation of restructuring initiatives and cashflow and liquidity. The following are some of the factors that could cause the Company’s actual results to differ materially from those expressed in the forward-looking statements: outcome of the Joint Committee on Taxation review described above; fluctuations in feedstock costs; the length and resolution of the work stoppage at the Company’s Supermetals facility in Boyertown, Pennsylvania and other ongoing labor negotiations; domestic and global economic conditions, such as market supply and demand, prices and costs and availability of raw materials; changes in capacity utilization; fluctuations in currency exchange rates; patent rights of others; stock market conditions; the timely commercialization of products under development (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); our ability to successfully implement our cost reduction initiatives and organizational restructurings; demand for our and our customers’ products; competitors’ reactions to market conditions; the accuracy of the assumptions we used in establishing a reserve for our share of liability for respirator claims; the outcome of pending litigation; the outcome of pending arbitration with Sons of Gwalia; and the results of the IARC’s review of the classification of carbon black regarding carcinogenicity. Other factors and risks are discussed in our 2004 10-K.
IV. Recent Accounting Pronouncements
In March 2005, the Financial Accounts Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies certain terminology contained in FAS 143, “Accounting for Asset Retirement Obligations”. The interpretation will result in (i) more consistent recognition of liabilities relating to asset retirement obligations, (ii) more information about expected future cash outflows associated with those obligations and (iii) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. The guidance is effective for us beginning October 1, 2005. The adoption of FIN 47 is not expected to have a significant impact on the consolidated financial statements.
In December 2004, the FASB released its final revised standard entitled FASB Statement No. 123R, “Share-Based Payment” (“FAS 123R”), which will significantly change accounting practice with respect to employee stock options and other stock based compensation (including employee stock purchase plans). FAS 123R requires companies to recognize, as an operating expense, the estimated fair value of share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans. Expenses will be based on the grant-date fair value of the award and recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (usually the vesting period). The standard provides for three alternative transition methods including (i) a modified prospective application (“MPA”), without restatement of prior periods in the year of adoption, (ii) MPA with restatement of prior interim periods in the year of adoption and (iii) a modified retrospective application. We are in the process of evaluating the transition method that will be utilized upon adoption and the impact to our consolidated financial statements. In April 2005, the FASB delayed implementation of FAS 123R. As such, it will be effective for the Company beginning October 1, 2005.
In November 2004, FASB issued FAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4” (“FAS 151”), to improve financial reporting and global comparability of inventory accounting. The amendment, which is similar to that used in the International Accounting Standards Board (“IASB”) International Accounting Standard 2 (“IAS 2”), clarifies that inventory related expenses, such as abnormal amounts of idle facility expense, freight, handling costs, and wasted or spoiled materials should be recognized as current period charges. The statement also requires fixed production overhead costs to be allocated to inventory based on normal capacity of the production facilities. The guidance is effective for inventory costs incurred beginning October 1, 2005. The adoption of FAS 151 is not expected to have a significant impact on the consolidated financial statements.
In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA replaces an export incentive with a deduction from domestic manufacturing income. Cabot is both an exporter and a domestic manufacturer. The Company’s loss of the export incentive tax benefit is expected to materially exceed the tax benefit it should receive from the domestic manufacturing deduction. The AJCA also allows U.S. companies to repatriate up to $500 million of earnings from their foreign subsidiaries in 2005 or 2006 at an effective tax rate of 5.25%. We do not expect to take advantage of this opportunity, nor do we expect that there is a material benefit available, given our particular circumstances and the various requirements under the law. We will continue to study the impact of the AJCA, as additional guidance becomes available from the Internal Revenue Service (“IRS”). In response, the FASB has issued Staff Position (“FSP”) No. 109-a and 109-b, which outline accounting treatment for the impacts of AJCA. The FSPs state that (i) any benefit that companies may have from the domestic manufacturing deduction be treated as a special deduction and accordingly any benefit would be reported in the year in which the income is earned and (ii) regarding the impact resulting from the repatriation of unremitted earnings in the period in which the enacted tax law was passed, companies may wait until they have the information necessary to determine the amount of the earnings they intend to repatriate.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the period ended June 30, 2005 does not differ materially from that discussed under Item 7A of our 2004 10-K.
Item 4. Controls and Procedures
As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has undertaken initiatives to meet the documentation and testing requirements of Section 404 of the Sarbanes-Oxley Act of 2002 to ensure internal control over financial reporting. The Company has made and will continue to make changes that enhance the effectiveness of its internal controls.
Part II. Other Information
Item 1. Legal Proceedings
Respirator Liabilities
We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. As more fully described in our 2004 10-K, the Company’s respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of June 30, 2005, there were approximately 92,500 claimants in pending cases asserting claims against AO in connection with respiratory products. In the third quarter of fiscal year 2003, Cabot recorded a reserve to cover its share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, and, at June 30, 2005, is approximately $18 million (or $32 million on an undiscounted basis).
Carbon Black Antitrust Investigation
On June 1, 2005, Cabot received notification from the European Commission that the Commission’s investigation into possible price-fixing within the European carbon black industry has been closed. European authorities initiated their investigation in November 2002. The civil antitrust lawsuits filed in the United States against us and two other manufacturers of carbon black alleging price-fixing in the sale of carbon black remain outstanding.
Beryllium Claims
Cabot is a party to several pending actions in connection with its discontinued beryllium operations. Cabot entered the beryllium industry through an acquisition in 1978. We ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of our former beryllium business was sold to NGK Metals, Inc. in 1986. During the last several years, several individuals who have resided or worked for many years in the immediate vicinity of our former beryllium facility located in Reading, Pennsylvania have brought suits against Cabot and NGK for personal injury allegedly caused by beryllium particle emissions produced at that facility. In one such action brought in federal court we prevailed on statute of limitations grounds, and that decision was upheld on appeal before the Third Circuit Court of Appeals. Nine other personal injury claims against Cabot are pending in state court in Pennsylvania. In addition, in October 2004 one case was filed in state court in Ohio. Discovery is ongoing in those cases.
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
There are also six beryllium product liability cases pending in state courts, five of which are pending in California and one of which is pending in Florida. Four of the California cases are stayed by court order pending the testing of the plaintiffs for beryllium exposure, and discovery has not yet begun in the fifth California case. Discovery is ongoing in the Florida action.
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
Other
On July 29, 2002, AVX Corporation commenced an action against us in the United States District Court for the District of Massachusetts. The complaint involved a tantalum supply agreement between the Company and AVX, one of our tantalum supply customers, and alleged unfair and deceptive trade practices, breach of contract and other related matters. This action was dismissed during fiscal year 2003. In connection with the dismissal, we filed an action against AVX in the Business Litigation Section of the Superior Court of Massachusetts seeking declaratory judgment as to the validity of the supply agreement, as well as a declaration that we are not in breach of an alleged prior agreement, that Cabot did not engage in unfair and deceptive trade practices and other related matters. In October 2003, we filed a motion for summary judgment as to all but one claim in dispute. In June 2004, the Court granted our partial summary judgment motion regarding these matters, leaving as the only remaining dispute whether some of the product supplied by Cabot under the supply agreement with AVX was in conformity with contract specifications. In July 2005, AVX dismissed this remaining claim without prejudice to its being reasserted later. In the interim, AVX will be free to file an appeal of the Court’s June 2004 ruling favorable to Cabot. On March 8, 2004, AVX filed another action against us in the United States District Court for the District of Massachusetts. This complaint alleged that we violated the federal antitrust laws in connection with the tantalum supply agreement between Cabot and AVX by tying the purchase of one type of tantalum product by AVX to the purchase of other types. On November 17, 2004, the District Court granted Cabot’s motion to dismiss this complaint. AVX has appealed this ruling to the First Circuit Court of Appeals. AVX continues to purchase product in accordance with the terms of its contract during the dispute.
In July 2004, Sons of Gwalia Ltd. filed a Request for Arbitration with the London Court of International Arbitration seeking arbitration between the Sons of Gwalia and Cabot to determine the price at which Cabot will purchase ore under a recently extended long-term supply agreement between the parties for the purchase of tantalum ore by Cabot. Although the contract contains provisions for determining the price at which Cabot will purchase ore, Cabot and Sons of Gwalia are not in agreement as to the application of those provisions and Sons of Gwalia filed the Request for Arbitration pursuant to the terms of the contract. Arbitration hearings are scheduled to commence in September 2005. Negotiations between the parties, however, continue.

We have various other lawsuits, claims and contingent liabilities arising in the ordinary course of our business, including a number of claims asserting premises liability for asbestos exposure, and in respect of our divested businesses. In our opinion, although final disposition of some or all of our suits and claims may impact our financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on our financial position.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The table below sets forth information regarding the Company’s purchases of its equity securities during the quarter ended June 30, 2005.
Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased (1)	per Share	or Programs	Programs
April 1, 2005 – April 30, 2005	1,231	$34.29	1,231	4,001,742
May 1, 2005 – May 31, 2005	172,876	$29.79	160,326	3,841,416
June 1, 2005 – June 30, 2005	1,034,300	$31.05	1,013,800	2,827,616

Total	1,208,407		1,175,357

(1)	On May 14, 2004, the Company announced that the Board of Directors had authorized the Company to repurchase up to 5 million shares of the Company’s common stock in the open market or in privately negotiated transactions. The share repurchase program does not have an expiration date, but may be discontinued or suspended at any time. During the quarter ended June 30, 2005, the Company entered into a 10b5-1 purchase agreement to facilitate the repurchase of shares. Shares of common stock repurchased by the Company from employees from time to time to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of shares of restricted stock outside of the annual vesting in May of shares of restricted stock issued pursuant to the Company’s long-term incentive award program are repurchased pursuant to the May 2004 authorization. During the quarter ended June 30, 2005, the Company repurchased 161,557 shares in connection with employee tax withholding obligations. The Company also repurchases shares of unvested restricted stock from employees whose employment is terminated before the shares vest. These unvested shares are repurchased pursuant to the terms of the Company’s equity compensation plans. During the quarter, the Company repurchased 33,050 shares of unvested restricted stock from employees.
Item 5. Other Information
On August 3, 2005, we entered into a credit facility with Bank of America, N.A. as administrative agent, swingline lender and L/C issuer, Citibank, N.A. as syndication agent, Banc of America Securities LLC, as a joint lead arranger and sole book manager, Citigroup Global Markets Inc. as a joint lead arranger, and certain financial institutions as lenders (the “Credit Facility”). The Credit Facility replaces the Company’s existing $250,000,000 unsecured revolving credit facility with Fleet National Bank as agent. The Credit Facility provides for a $400,000,000 unsecured revolving line of credit, which may be used to borrow revolving loans or to issue letters of credit on the Company’s behalf. The Credit Facility expires on August 3, 2010.
The Company may borrow or obtain letters of credit under the Credit Facility for general corporate purposes or needs. Loans under the Credit Facility may be made available in U.S. Dollars, Euros, Japanese Yen, Australian Dollars, Canadian Dollars, Pounds Sterling, Singapore Dollars, Swiss Francs, or any other currency freely tradable and convertible into U.S. Dollars. At the Company’s option, any borrowings under the Credit Facility will bear interest at a fluctuating rate equal to either (a) LIBOR plus an applicable margin based on the credit ratings of the Company’s senior unsecured debt or (b) for dollar-denominated loans only, a base rate (defined as the higher of (i) Bank of America, N.A.’s prime rate and (ii) the federal funds rate plus .50%).

The Credit Facility contains various affirmative, negative and financial covenants customary for financings of this type. The negative covenants include certain limitations applicable to the Company and its subsidiaries regarding transactions with affiliates, the creation of liens, permitted investments, and permitted acquisitions. The financial covenants require (i) maintenance of certain leverage ratios for the Company and its subsidiaries and (ii) maintenance of an interest coverage ratio if the Company’s long term senior unsecured non-credit enhanced rating drops below either BBB+ or Baa1.
The Credit Facility also contains events of default customary for financings of this type. These events of default include (i) the failure to pay any principal, interest, fees or other amounts when due; (ii) inaccuracy of representations and warranties; (iii) failure to perform or observe certain covenants; (iv) cross-defaults to certain other indebtedness; (v) the occurrence of certain bankruptcy and insolvency events; (vi) enforcement of certain monetary judgments; (vii) a change in control of the Company; and (viii) certain failures to comply with ERISA. The occurrence of an event of default could result in the lenders canceling any of their commitments under the facility and the acceleration of the Company’s obligations, among other remedies.
Item 6. Exhibits
The following Exhibits are filed herewith:

Exhibit 10.1	-	Credit Agreement dated August 3, 2005 among Cabot Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Citibank, N.A., as Syndication Agent, and the other lenders party thereto.

Exhibit 31.1	-	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act.

Exhibit 31.2	-	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32	-	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: August 8, 2005	By:	/s/ John A. Shaw
John A. Shaw
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

Date: August 8, 2005	By:	/s/ David J. Elliott
David J. Elliott
Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description
Exhibit 10.1	Credit Agreement dated August 3, 2005 among Cabot Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Citibank, N.A., as Syndication Agent, and the other lenders party thereto.

Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.