Form 10-K
period 2005-09-30
CABOT CORP
filed 2005-12-14
CIK 16040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

or

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
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑          No ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☐          No ☑
      As of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2005), the aggregate market value of the Registrant’s common stock held by non-affiliates was approximately $2,057,747,000. As of December 6, 2005, there were 62,883,088 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this annual report on Form 10-K.

PART I

Item 1.	Business
General
      Cabot’s business was founded in 1882 and incorporated in the State of Delaware in 1960. Cabot is a global specialty chemicals and performance materials company headquartered in Boston, Massachusetts. Our principal products are rubber blacks, performance products, inkjet colorants, fumed metal oxides, aerogels, tantalum and related products, and cesium formate drilling fluids. Cabot and its affiliates have manufacturing facilities in the United States and more than 20 other countries. The terms “Cabot”, “Company”, “we”, and “our” as used in this Report refer to Cabot Corporation and its consolidated subsidiaries.
      Our business strategy focuses on optimizing our core products (rubber blacks, performance products, fumed metal oxides and tantalum) and investing the cash and intellectual resources they generate in new businesses. Our new products and new businesses are generally based on technical innovation in one or more of our three core competencies: making and handling very fine particles; modifying the surfaces of very fine particles to alter their functionality; and designing particles to impart specific properties to a composite. We focus on creating particles with the composition, morphology, surface functionalities and formulations to support existing and emerging applications that improve a product’s performance.
      2005 was a difficult financial year for Cabot, as we reported a loss of $48 million (a loss of $0.84 per common share) largely as a consequence of developments in the Supermetals Business. During both the second and fourth quarters of the year management determined, based on a combination of factors associated with the anticipated future performance of the Supermetals Business, that an impairment analysis was required. In each case the analysis required us to take an asset impairment charge, and we recorded impairment charges totaling $211 million in fiscal 2005.
      In the fourth quarter of fiscal 2005, we decided to change our segment reporting structure to better reflect the way we manage and think about our businesses. Under the new reporting structure, we are organized into four reportable segments: the Carbon Black Business, the Metal Oxides Business, the Supermetals Business and the Specialty Fluids Business. These businesses are discussed in more detail later in this section. In addition, historically we have also managed our businesses on a regional basis and have been organized into four regions consisting of North America, South America, Europe and Asia Pacific, which included China. During the fiscal year, we began to recognize our operations in mainland China as a separate business region. Financial information about our business segments and geographic areas appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below (“MD&A”), and in Note W of the Notes to our Consolidated Financial Statements in Item 8 below. Prior period financial information has been restated to reflect our current segment reporting structure.
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
Carbon Black Business
      Carbon black is a form of elemental carbon, which is manufactured in a highly controlled process to produce particles and aggregates of varied structure and surface chemistry, resulting in many different performance characteristics for a wide variety of applications. Carbon black is widely used to enhance the physical, electrical and optical properties of the systems and applications in which it is incorporated. Manufactured to match customer needs and performance requirements, carbon black is sold to diverse markets, including the automotive, building materials, agricultural, coatings, toners, inkjet printing and electronics markets. The Carbon Black Business is primarily comprised of the rubber blacks, performance products and inkjet colorants product lines. The Carbon Black Business also encompasses the business development activities of Superior MicroPowders (“SMP”). We purchased the assets of SMP, a development-stage enterprise with multiple technology platforms and core competencies in advanced powder manufacturing across a wide range of materials and the related materials chemistries, in May 2003.

Product Lines
      Our rubber blacks products are used in tires and industrial products. Rubber blacks have traditionally been used in the tire industry as a rubber reinforcing agent and are also used as a performance additive. In industrial products such as hoses, belts, extruded profiles and molded goods, rubber blacks are used to improve the physical performance of the product.
      Our performance products are specialized grades of carbon blacks that are used to enhance conductivity and static charge control, to provide UV protection, to enhance mechanical properties, to provide chemical flexibility through surface treatment and as pigments. These products are used in a wide variety of industries such as inks, coatings, cables, pipes, toners and electronics. Our performance products include black and white thermoplastic concentrates and specialty compounds that are marketed to the plastics industry.
      Our inkjet colorants are high-quality pigment-based black and other colorant dispersions we manufacture by surface treating special grades of carbon black and other pigments. Our black colorants have been used in several inkjet printing systems introduced to the market since 1998, and the expansion of our surface modification technology (small molecule attachment) to other pigments permitted commercialization of color pigment dispersions during fiscal year 2002. The dispersions are used in aqueous inkjet inks to impart color (optical density or chroma) with improved durability (waterfastness, lightfastness, rub resistance) while maintaining high printhead reliability. Cabot’s inkjet colorant products are produced for various inkjet printing markets, including small office and home office printers, office printers, wide format printers, and commercial and industrial printing applications.

Sales, Customers and Seasonality
      Sales of rubber blacks, performance products and inkjet colorants are made by Cabot employees and through distributors and sales representatives. The amount of sales for each product line for each of the last three fiscal years is set forth in the following table:

	Years Ended September 30,

	2005	2004	2003

(Dollars in millions)
Rubber blacks	$976	$863	$784
Performance products	469	427	374
Inkjet colorants	39	31	22
Superior MicroPowders	6	4	1

Total Carbon Black Sales	$1,490	$1,325	$1,181

      Sales to three major tire customers represent a material portion of the Carbon Black Business’s total net sales and operating revenues. The loss of any of these customers could have a material adverse effect on the Carbon Black Business. In fiscal 2005, sales to The Goodyear Tire and Rubber Company (“Goodyear”) amounted to 12% of Cabot’s consolidated revenues. We did not have sales during the fiscal year to any other customer in an amount equal to or greater than 10% of Cabot’s consolidated revenues for the year.
      Much of the carbon black we sell is used in automotive products and, therefore, our financial results may be affected by the cyclical nature of the automotive industry. However, a large portion of the market for our products is in replacement tires and other parts that are less subject to automotive industry cycles. In addition, any impact from the automotive industry’s cyclicality is mitigated to some degree by our supply contracts.

      Under appropriate circumstances, we have pursued a strategy of entering into annual and long-term supply contracts (those with a term longer than one year) with certain customers. These contracts are designed to provide our customers with a secure supply of carbon black and help reduce the volatility in our carbon black volumes and margins. Many of these contracts provide for quarterly sales price adjustments to account for changes in feedstock costs and, in some cases, changes in other relevant costs. We currently have global long-term rubber blacks supply contracts (those with a remaining term longer than one year) with two major tire customers. A portion of the supply arrangements with one of these customers expires by its terms at the end of calendar year 2006 and during the fiscal year negotiations for the renewal of this contract commenced. In fiscal year 2005, approximately 55% of the volume of rubber blacks sold by Cabot was sold under long-term contracts in effect during the fiscal year, and approximately 15% was sold under annual contracts in effect during the fiscal year. We currently sell performance products to five customers pursuant to long-term supply contracts. During fiscal year 2005, sales under long-term contracts accounted for approximately 20% of the volume of performance products sold by Cabot.
      Sales of inkjet colorants are made to inkjet printer manufacturers and to suppliers of inkjet inks in the printer after market.

Competition
      We are one of the leading manufacturers of rubber blacks and performance products in the world, with an estimated one-quarter of the worldwide production capacity for these products combined. Cabot is also one of the five leading producers of thermoplastic concentrates in Europe. We compete in the manufacture of rubber blacks and performance products primarily with Columbian Chemicals Company (a division of Phelps Dodge Corporation) and Degussa AG, both of which have a global presence, and with at least 20 other companies in various regional markets in which we operate.
      Our inkjet colorants are designed to replace traditional pigment dispersions and dyes used in inkjet printing applications. Competitive products for inkjet colorants are organic dyes and other dispersed pigments manufactured and marketed by large chemical companies and small independent producers.
      Competition for products within the Carbon Black Business is based on price, service, quality, product performance and technical innovation. With respect to our rubber blacks and performance products lines, competition is also based upon the proximity of our manufacturing operations to those of our customers.

Raw Materials
      The principal raw material used in the manufacture of carbon black is a portion of the residual heavy oils derived from petroleum refining operations and from the distillation of coal tars and the production of ethylene throughout the world. Natural gas is also used in the production of carbon black. While the lack of availability of raw materials has not been a significant factor for our rubber blacks or performance products product lines, we may experience some difficulty obtaining low sulfur feedstock at an acceptable cost for our European operations in the event the proposed Best Available Techniques Reference Documents, which are commonly referred to as “BREF-Notes,” are adopted. The proposed BREF Note for the European carbon black industry, which is described more fully under “Safety, Health and Environment” below, calls for a reduction in annual average sulfur content in carbon black feedstock to a range of 0.5 to 1.5%. Raw material costs generally are influenced by the cost and availability of oil worldwide, the availability of various types of carbon black oils and related transportation costs.
      Other than carbon black feedstock, the primary materials used for thermoplastic concentrates are titanium dioxide, thermoplastic resins and mineral fillers. Raw materials for these concentrates are, in general, readily available.
      Raw materials for inkjet colorants include carbon black sourced from our carbon black plants, organic pigments and other treating agents available from various sources. We believe that all raw materials to produce inkjet colorants are in adequate supply.

Operations
      We own and operate plants that produce rubber blacks and/or performance product grades of carbon black in Argentina, Brazil, Canada, China, Colombia, the Czech Republic, the United Kingdom, France, India, Indonesia, Italy, Japan, The Netherlands, and the United States. Our affiliates own carbon black plants in Malaysia, Mexico and Venezuela. Our thermoplastic concentrates and specialty compounds are produced in facilities in Belgium, Italy, the United Kingdom and China. Inkjet colorants are manufactured in the United States. Some of our plants are built on leased land (see “Properties” below).
      In October 2005, we ceased manufacturing operations at our Altona, Australia plant. The decision to close the plant was due to the decline in Australia’s domestic carbon black market and the loss of our feedstock supply in Australia.
      Cabot has had a 50:50 joint venture arrangement with Showa Denko K.K. for the manufacture and supply of carbon black in Japan through an entity called Showa Cabot K.K. In November 2005, a wholly-owned subsidiary of Cabot purchased Showa Denko K.K.’s 50% joint venture interest in Showa Cabot K.K. for $19 million. In addition, as part of the acquisition, Cabot assumed all of Showa Cabot’s debt and unfunded pension liabilities as of September 30, 2005, which totaled $26 million and approximately $10 million, respectively.
      Many of our rubber blacks and performance products customers are moving their manufacturing operations to emerging, lower cost regions. To remain competitive, we are expanding our operations in those regions, particularly in China. In fiscal 2004, we completed expansion of a rubber blacks plant in Shanghai operated by Shanghai Cabot Chemical Company Ltd., our joint venture with Shanghai Coking & Chemical Company (“Shanghai Coking”). In fiscal 2005, we expanded our relationship with Shanghai Coking by entering into two joint ventures for the construction and operation of a new plant in Tianjin, China with units that will produce both rubber blacks and performance products. The rubber blacks units are expected to become operational early in calendar year 2006 and the performance products unit is expected to become operational in the second half of 2006. In addition, we are constructing a new carbon black manufacturing unit at our carbon black plant in Maua, Brazil. Operation of this unit, which was scheduled to commence by the end of calendar 2005, has been delayed for several months for environmental permitting reasons.
      The headquarters for our rubber blacks and performance products product lines is located in Boston, Massachusetts, and the headquarters for the inkjet colorants product line is located in Billerica, Massachusetts. We also have regional headquarters in Alpharetta, Georgia (North America), São Paulo, Brazil (South America), Suresnes, France and Leuven, Belgium (Europe), Kuala Lumpur, Malaysia (Asia Pacific) and Shanghai, China (China).

Superior MicroPowders
      SMP’s principal areas of commercial focus are in developing advanced materials for fuel cell applications (portable, stationary and automotive), printed electronics and for other fine particle markets. We also expect SMP to provide our other businesses with technology support to develop new technologies that complement existing markets and provide opportunities for new business growth. The headquarters for SMP is in Albuquerque, New Mexico.
Metal Oxides Business
      The Metal Oxides Business is comprised of the fumed metal oxides (including fumed silica and fumed alumina and dispersions thereof) and aerogel product lines.

Product Lines
      Fumed silica is an ultra-fine, high-purity particle used as a reinforcing, thickening, abrasive, thixotropic, suspending or anti-caking agent in a wide variety of products produced for the automotive, construction, microelectronics, and consumer products industries. These products include adhesives, sealants, cosmetics, inks, toners, silicone rubber, coatings, polishing slurries and pharmaceuticals. Fumed alumina, also an ultra-fine, high purity particle, is used as an abrasive, absorbant or barrier agent in a variety of products, such as inkjet media, lighting, coatings and cosmetics.
      Cabot’s aerogels are nano-structured high surface area hydrophobic silica particles with potential uses in a variety of thermal and acoustic insulation applications. Cabot’s aerogels are marketed under the Nanogel® trademark. The first commercial shipment of Cabot’s Nanogel® product occurred in December 2002. To date, the product has been incorporated into the skylight, window and wall system products of several manufacturers of panels for use in the daylighting segment of the construction industry. The product line continues to focus on application and market development activities for use of aerogels in other commercial areas. There is the risk that products targeted for new applications or markets will not gain market acceptance or that there will not be sufficient market size to support this product.

Sales and Customers
      Sales of fumed metal oxides and aerogels are made by Cabot employees and through distributors and sales representatives. The amount of sales for each product line for each of the last three fiscal years is set forth in the following table:

	Years Ended September 30,

	2005	2004	2003

(Dollars in millions)
Fumed metal oxides	$231	$221	$190
Aerogel	—	—	—

Total Metal Oxides Sales	$231	$221	$190

      Sales to one silicones customer and one microelectronics customer represent a material portion of the Metal Oxides Business. The loss of either of these customers would have a material adverse effect on the Metal Oxides Business. We currently supply fumed metal oxides to both of these customers pursuant to long-term contracts. These contracts accounted for approximately 57% of the volume of fumed metal oxides sold by Cabot in fiscal year 2005.

Competition
      We believe we are the leading producer and seller of fumed silica in the United States and second worldwide. We compete in the manufacture of fumed silica primarily with Degussa AG and Wacker-Chemie GmbH, both of which have a global presence, and with at least five other companies in various regional markets in which we operate.
      Although the manufacturing processes used are different, in premium insulation markets, our aerogel products compete principally with aerogel products manufactured by Aspen Aerogel, Inc. and other manufacturers of non-aerogel insulation products.
      Competition for products within our Metal Oxides Business is based on price, service, quality, product performance and technical innovation. For our fumed metal oxides product line, competition is also based upon the proximity of our manufacturing operations to those of our customers.

Raw Materials
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

Operations
      We have two fumed metal oxide manufacturing plants in North America; one in Tuscola, Illinois and one in Midland, Michigan. We also own manufacturing plants in the United Kingdom and Germany. In addition, a joint venture owned 50% by the Company and 50% by an Indian entity owns a plant in India. As part of our market development and capacity expansion plans in China, we entered into a joint venture in February 2004 with Bluestar New Chemical Materials Co., Ltd. to manufacture fumed silica in China. We own 90% of the venture, called Cabot Bluestar Chemical (Jiangxi) Co., Ltd., which is constructing a fumed silica manufacturing facility near Nanchang, in Jiangxi Province. Construction of the facility began in January 2005 and is expected to be completed in early calendar year 2006.
      In 2002, we completed construction of a new semi-works facility in Frankfurt, Germany for the manufacture of aerogels. Since then, substantial attention has been paid to refining the unique and patented manufacturing process at the semi-works facility to improve production rates and quality yield to permit manufacturing at the facility’s intended capacity. The manufacture of aerogels uses a new chemical process and achieving the expected capacity output at the semi-works facility has taken longer than we anticipated. Although we made significant progress in ramping up our manufacturing process in 2005, there continues to be a risk that expected capacity output at the semi-works facility may not be achieved or that future full-scale manufacturing is not possible.
      The headquarters for the Metal Oxides Business is located in Billerica, Massachusetts. We also have regional headquarters in Alpharetta, Georgia (North America), São Paulo, Brazil (South America), Leuven, Belgium (Europe), Kuala Lumpur, Malaysia (Asia Pacific) and Shanghai, China (China).
Supermetals Business

Products
      We produce tantalum, niobium (columbium) and their alloys. Tantalum, which accounts for substantially all of this business’s sales, is produced in various forms including powder and wire. Electronics is the largest market for tantalum powder and wire, which are used to make capacitors for computers, networking devices, wireless phones, electronics for automobiles and other devices. Tantalum, niobium and their alloys are also produced in wrought form for other applications such as the production of superalloys and chemical process equipment, and for various other industrial and aerospace applications.
      In addition, we sell tantalum products for the manufacture of tantalum sputtering targets used in thin film applications, including semiconductors, optics, magnetics and flat panel displays. Supermetals has provided the starting metals (high-purity grade tantalum powders, plates and ingots) used to manufacture finished tantalum sputtering targets and has also manufactured finished tantalum sputtering targets. In the fourth quarter of fiscal 2005, we decided to stop manufacturing and selling finished tantalum sputtering targets for end users in the semiconductor industry and to focus our efforts on the sale of tantalum plate and ingot to sputtering target manufacturers.

Sales and Customers
      Sales in the United States are made by Cabot employees, in Europe by Cabot employees and a sales representative, and in Japan and other parts of Asia primarily through Cabot employees and distributors.
      Sales to three capacitor materials customers represent a material portion of the total net sales and operating revenues of the Supermetals Business. The loss of any one or more of these customers could have a material adverse effect on the Supermetals Business.
      Many of our tantalum products are used in products for the electronics industry, which is cyclical in nature. During the last five years, a material portion of the sales of tantalum powder and wire by the

Supermetals Business have been under fixed price and fixed volume contracts with four customers. These contracts were designed to provide our customers with a secure supply of tantalum powder and wire products and to mitigate volatility in our tantalum volumes caused by cycles in the electronics industry. In fiscal year 2005 these contracts accounted for approximately 51% of the volume of finished powder and wire sold by the Supermetals Business. The fixed price and fixed volume portions of these contracts are expiring, and by the end of calendar 2006 sales will be substantially at market prices.

Competition
      We currently have two principal competitors in our tantalum business. We believe that we are the leading producer of electronic grade tantalum powder products, with competitors having greater production in some other product lines. Competition in this business is based on price, service, quality, product performance and technical innovation.

Raw Materials
      We obtain the majority of our raw materials in the form of tantalum ore from the mine we own in Manitoba, Canada and from mines in Australia owned by Sons of Gwalia. We purchase a significant portion of the ore we need under two long-term supply contracts with Sons of Gwalia. In August 2003 we elected not to extend one of these contracts beyond December 31, 2005, the current expiration date, and exercised our option to renew the other contract for an additional five year period commencing January 1, 2006. Although that contract contains provisions for determining the price at which we will purchase ore, Cabot and Sons of Gwalia were not able to agree on the application of those provisions. Therefore, pursuant to the terms of the contract, Sons of Gwalia filed a Request for Arbitration with the London Court of International Arbitration seeking arbitration hearings between Cabot and Sons of Gwalia to determine the price at which we will purchase ore. Arbitration hearings took place in September and October 2005. The parties also continue to negotiate a commercial resolution of their dispute. If the parties do not resolve this matter through a negotiated settlement, we expect a final arbitrated decision to be issued during the first quarter of calendar year 2006. Depending on the outcome, we could be obligated to buy tantalum ore at prices well above our current prices for up to a five year period.
      On August 29, 2004, Voluntary Administrators were appointed by Sons of Gwalia under the Australian Corporations Act (similar to a reorganization under U.S. bankruptcy laws) after it was unable to negotiate a standstill agreement with its creditors. Sons of Gwalia continues to supply tantalum ore to us under our long-term supply contracts, performance under which is secured by charges we hold on the mines that are the source of our supply. Furthermore, we have significant amounts of tantalum ore inventory on hand.

Operations
      We operate manufacturing facilities for this business in Boyertown, Pennsylvania and Kawahigashi-machi, Fukushima-ken, Japan. The headquarters for the Supermetals Business are located in Boston, Massachusetts.
Specialty Fluids Business

Products
      Our Specialty Fluids Business produces and markets cesium formate as a drilling and completion fluid for use primarily in high pressure and high temperature oil and gas well operations. Cesium formate products are solids-free, high-density fluids that have a low viscosity, permitting them to flow readily in oil and gas wells. The fluid is resistant to high temperatures, minimizes damage to producing reservoirs and is readily biodegradable. To date, cesium formate has been used successfully in over 100 oil and gas well completions and drill-in applications.

Sales and Customers
      Sales of our cesium formate products are made by Cabot employees and sales representatives directly to oil and gas operating companies and through oil field service companies. We generally rent cesium formate to our customers for use in drilling operations on a short-term basis. After completion of a job, the customer returns the fluid to Cabot, and it is reprocessed for use in subsequent well operations. Any of the fluid that is lost during use and not returned to Cabot is paid for by the customer. The rates to be charged to the customer for the daily rental of the product and for the product that is lost are negotiated and agreed to prior to the beginning of the job. Ordinarily, approximately 15% of the cesium formate used in an operation is lost.
      In 2003, we entered into an agreement with a major energy service company to provide a supply of cesium formate fluids for both reservoir drilling and completion activities on two large gas and condensate field projects in the Norwegian Continental Shelf being developed and operated by Statoil. The loss of this customer would have a material adverse effect on the Specialty Fluids Business.

Competition
      Formate fluids, which were introduced to the market in the mid-1990s, are a relatively small but growing part of the fluids market and compete mainly with traditional drilling fluid technologies. Competition in this Business is based on price, service, quality, product performance, technical innovation and proximity of our inventory to our customers’ drilling operations.

Raw Materials
      The principal raw material used in this business is pollucite ore, which we obtain from our mine in Manitoba, Canada. We have an adequate supply of this cesium-rich pollucite ore, owning approximately 76% of the world’s known pollucite reserves. Pollucite ore, however, is a finite resource and at current production rates and known reserve levels, we expect our supply in the mine to last 15 to 20 years. These reserves are in addition to our existing inventory of finished product. Because most jobs for which cesium formate is used require a large volume of the product, the Specialty Fluids Business must carry a large supply of inventory.

Operations
      We have a mine and a cesium formate manufacturing facility in Manitoba, Canada. Cabot has fluid on location at its facilities in Aberdeen, Scotland, and in Bergen and Kristiansund, Norway for use in the North Sea; in Dubai, United Arab Emirates, for use in the Middle East; and in Texas and Louisiana for use in the Gulf of Mexico. The Specialty Fluids Business has its headquarters in Aberdeen, Scotland.
Patents and Trademarks
      We own and are a licensee of various patents, which expire at different times, covering many of our products, as well as processes and product uses. Although the products made and sold under these patents and licenses are important to Cabot, the loss of any particular patent or license would not materially affect our business, taken as a whole. We sell our products under a variety of trademarks, the loss of any one of which would not materially affect our businesses, taken as a whole.
Backlog
      Cabot’s businesses are generally not seasonal in nature, although they typically experience some decline in European and North American sales in the fourth fiscal quarter due to summer plant shutdowns and in sales in Asia Pacific and China in the second fiscal quarter because of the Lunar New Year holidays. In general, no significant lead-time between order and delivery exists in any of our business segments and management does not use backlog information in managing our business. As a result, we do not consider that the dollar amount of backlog orders believed to be firm as of any particular date is material for an understanding of our business.

Employees
      As of September 30, 2005, we had approximately 4,400 employees. Some of our employees in the United States and abroad are covered by collective bargaining or similar agreements, several of which are or will be subject to renegotiation in the coming year. We believe that our relations with our employees are generally satisfactory. In October 2005, we reached agreement with the union at our Boyertown, Pennsylvania facility (Local 619C of the International Chemical Workers Union Council/ United Food and Commercial Workers (ICWUC/ UFCW, Local 619C)) on a new collective bargaining agreement that settled the labor dispute that began in June 2005.
Research and Development
      Cabot develops new and improved products and higher efficiency processes through Company-sponsored research and technical service activities, including those initiated in response to customer requests. Our expenditures for such activities generally are evenly spread among our businesses and are shown in the Consolidated Statements of Operations.
Safety, Health and Environment
      The Company has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the “Superfund law”) and comparable state statutes with respect to several sites primarily associated with our divested businesses. (See “Legal Proceedings” below.) During the next several years, as remediation of various environmental sites is carried out, we expect to spend a significant portion of our $17 million environmental reserve for costs associated with such remediation. We anticipate that the expenditures at these sites will be made over a number of years. Adjustments are made to the reserve based on our continuing analysis of our share of costs likely to be incurred at each site. Inherent uncertainties exist in these estimates due to unknown conditions at the various sites, changing governmental regulations and legal standards regarding liability, and changing technologies for handling site investigation and remediation. While the reserve represents our best estimate of the costs we expect to incur, no assurance can be given that the actual costs to investigate and remediate these sites will not exceed the amounts accrued in the environmental reserve. While it is always possible that an unusual event may occur with respect to a given site and have a material adverse effect on the results of operations in a particular period, in light of the environmental reserve, we do not believe that the costs relating to these sites, in the aggregate, are likely to have a material adverse effect on our financial condition. It is possible that we may also incur future costs relating to sites that are not currently known to us or as to which it is currently not possible to make an estimate.
      The Company’s ongoing operations are subject to extensive federal, state, local, and foreign laws, regulations, rules, and ordinances relating to safety, health, and environmental matters (“SH&E Requirements”). We have expended considerable sums to construct, maintain, operate, and improve facilities for safety, health and environmental protection and to comply with SH&E Requirements. We spent approximately $16 million in environmentally related capital expenditures at existing facilities in fiscal year 2005 and anticipate spending approximately $17 million for such costs in fiscal year 2006. Part of this spending will relate to costs necessary to comply with the new carbon black emissions standards under the Generic Maximum Achievable Control Technology standards applicable to carbon black production, as described more fully below.
      In recognition of the importance of SH&E Requirements to the Company, in February 1990, our Board of Directors established a Safety, Health, and Environmental Affairs Committee. The Committee, which is comprised of seven non-employee directors, generally meets three times a year and provides oversight and guidance in respect of the Company’s safety, health and environmental management programs and performance. In particular, the Committee reviews the Company’s environmental reserve, risk assessment and management processes, environmental and safety audit reports, performance metrics, performance as benchmarked against industry peer groups, assessed fines or penalties, site security and safety issues, health and environmental training initiatives, and SH&E budget and capital expenditures, and consults with the

Company’s outside and internal advisors regarding management of the Company’s safety, health and environmental programs.
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
      In 1996, the International Agency for Research on Cancer (“IARC”) revised its evaluation of carbon black from Group 3 (insufficient evidence to make a determination regarding carcinogenicity) to Group 2B (known animal carcinogen, possible human carcinogen) based solely on results of studies of female rat responses to the inhalation of carbon black. We have communicated this change in IARC’s evaluation of carbon black to our customers and employees and have made changes to our material safety data sheets and elsewhere, as appropriate. In June 2005, IARC announced that it will be reviewing its classification of carbon black regarding carcinogenicity in February 2006. As a result, it is possible that IARC could change the classification of carbon black from possible human carcinogen to probable or known human carcinogen. In the event that IARC does change the classification of carbon black to a probable human carcinogen (Group 2A) or known human carcinogen (Group 1), this change would impose additional labeling and other hazard communication requirements on the Company. We are not able to determine what other impacts would be associated with reclassification of carbon black to Group 2A or Group 1. It is possible that such a reclassification could lead customers to evaluate possible substitutes to the use of carbon black in their products and it could lead regulators to consider changing the occupational exposure and other regulatory limits for carbon black. We continue to believe that the available evidence, taken as a whole, indicates that carbon black is not carcinogenic to humans, and does not present a health hazard when handled in accordance with good housekeeping and safe workplace practices as described in our material safety data sheets.
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
      In April 2002, The Netherlands published the “Dutch Notes on BAT for the Carbon Black Industry” to support the identification of Best Available Techniques (“BAT”) for the European carbon black industry pursuant to European Union (“EU”) Directive 96/61/ EEC. BAT Reference Documents, so-called BREF Notes, are being prepared by various EU member countries under the supervision of the Integrated Pollution Prevention and Control Bureau (the “IPPC Bureau”). The currently proposed IPPC Bureau draft BAT guidance for large volume inorganic chemicals for the carbon black industry calls for an annual average sulfur content in carbon black feedstock in the range of 0.5% to 1.5% to control sulfur dioxide emissions.

Depending on the final guidance adopted, this could have significant financial effects on the carbon black industry, including the Company, and could cause the Company to experience difficulty obtaining low sulfur feedstock at an acceptable cost for its European operations. We are not able to predict whether this regulatory development in the EU will affect our earnings or cash flow in a materially adverse manner.
      Since October 2003, the European Commission (“EC”) has been developing a new EU regulatory framework for chemicals. The proposed new system called REACH (Registration, Evaluation and Authorization of Chemicals), would apply to all existing and new chemical substances produced or imported into the EU in quantities greater than one ton a year. Manufacturers or importers of these chemical substances would be obligated to register the substance with a central agency by submitting specified information, including test data and risk assessment information, about the substance. On November 17, 2005, REACH was adopted by the European Parliament in the first reading of the draft legislation. A second reading is expected to occur during the second quarter of 2006 with an expected effective date in 2007. As we are committed to continuing to supply our EU customers, we are developing plans to respond to the upcoming requirements of REACH.
      The EC has been working with the European tire industry on a proposal to restrict the marketing and use of certain polycyclic aromatic hydrocarbons (“PAHs”) in extender oils and tires. This proposal to amend European Union Directive 76/769/ EC would prohibit the use of extender oils containing high levels of eight PAHs classified as carcinogenic according to the EC in tires beginning January 1, 2009. The proposal’s objective is to reduce the emission of tire debris that contains carcinogens into the environment to an acceptable level. The EC is now considering whether to extend this proposal to all potential sources of PAHs in tires. On behalf of the EC, the German environmental authorities (BMU/ UBA) have contacted the carbon black industry seeking information on the PAH content of tread grade carbon blacks. PAHs adsorbed to carbon blacks have been shown by scientific studies dating back to the mid-1980’s to be tightly bound to the carbon black particle surface and not bioavailable. This notwithstanding, we are working with the ICBA member companies and the German authorities to respond to the data request.
      On May 15, 2002, the United States Environmental Protection Agency (“EPA”) signed the final rule amending the Generic Maximum Achievable Control Technology (“MACT”) standards to add National Emissions Standards for Hazardous Air Pollutants (“NESHAP”) for the carbon black production source category (“Carbon Black MACT”) as required under Title III of the Clean Air Act Amendments of 1990. This new rule was published in the Federal Register on July 12, 2002 and became effective for carbon black plants located in the United States on July 12, 2005. EPA has identified hazardous air pollutants (“HAPs”) associated with the production of carbon black. The Carbon Black MACT requires 98% elimination of HAPs emissions from process vents on facility main unit filters. This is generally accomplished by combusting the tail gas vented from these filters. We have been granted a one-year extension by the West Virginia Department of Environmental Protection’s Division of Air Quality (“DAQ”) to comply with the new Carbon Black MACT at our Ohio River facility in Waverly, West Virginia. The December 2004 Consent Order between the Company and DAQ provides that the Ohio River facility will be in compliance with the Carbon Black MACT by July 12, 2006. We have spent approximately $7 million at two carbon black facilities in Texas and will spend about an additional $2 million in capital improvements at the Ohio River facility to comply with the Carbon Black MACT.
      We are experiencing increased interest by environmental regulatory agencies worldwide in the air emissions associated with our manufacturing operations, particularly our carbon black plants. This increased scrutiny by regulatory bodies may indicate a trend toward more restrictive air emission limits globally. We also are actively monitoring developments and participating with trade groups regarding implementation of the Kyoto protocol. While we believe our facilities are not a priority target for the reduction of greenhouse gas emissions, we have facilities operating in countries and regions that are setting greenhouse gas reduction goals and objectives. We are following these developments and continue to evaluate and implement projects that will increase our efficiency and reduce our greenhouse gas emissions.
      Since the terrorist attacks in the U.S. on September 11, 2001, various U.S. agencies and international bodies have adopted new requirements that impose increased security requirements on certain manufacturing and industrial facilities and locations. The new security-related requirements involve the preparation of security assessments and security plans in some cases, and in other cases the registration of certain facilities with specified governmental authorities. We are closely monitoring all security related regulatory developments and believe we are in compliance with all existing requirements. Compliance with such requirements is not expected to have a material adverse effect on our operations.
Financial Information About Segments, Foreign and Domestic Operations and Export Sales
      Segment financial data are set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and in Note W of the Notes to the Company’s Consolidated Financial Statements, which appear in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2005. A significant portion of our revenues and operating profits is derived from overseas operations. The profitability of our segments is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. (See the Geographic Information portion of Note W for further information relating to sales and long-lived assets by geographic area and Management’s Discussion and Analysis of Financial Condition and Results of Operations.) Currency fluctuations and nationalization and expropriation of assets are risks inherent in international operations. We have taken steps we deem prudent in our international operations to diversify and otherwise to protect against these risks, including the use of foreign currency financial instruments to reduce the risk associated with changes in the value of certain foreign currencies compared to the U.S. dollar. (See the Risk Management discussion contained in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A below, and Note U of the Notes to the Company’s Consolidated Financial Statements, which appears in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2005.)

Item 2.	Properties
      Cabot’s corporate headquarters are in leased office space in Boston, Massachusetts. We also own or lease office, manufacturing, storage, distribution, marketing and research and development facilities in the United States and in foreign countries. As of December 6, 2005, the locations of our principal manufacturing and/or administrative facilities are set forth in the table below. Unless otherwise indicated, all the properties are owned.

Segment Using Facility

	Carbon	Metal		Specialty
Location by Cabot Business Region	Black	Oxides	Supermetals	Fluids

North America
Alpharetta, GA*(1)	X	X
Tuscola, IL		X
Centerville, LA	X
Ville Platte, LA	X
Billerica, MA	X	X	X
Haverhill, MA	X
Midland, MI		X
Albuquerque, NM*	X
Columbus, OH*			X
Etna, OH			X
Boyertown, PA			X
Pampa, TX	X
The Woodlands, TX*				X
Waverly, WV	X
Lac du Bonnet, Manitoba**			X	X
Sarnia, Ontario	X
Europe
Loncin, Belgium	X
Leuven, Belgium*(1)	X	X
Pepinster, Belgium	X
Valmez, Czech Republic**	X
Dukinfield, England	X
Stanlow, England	X
Berre, France	X
Port Jerome, France**	X
Suresnes, France*	X
Frankfurt, Germany*		X
Hanau, Germany	X	X
Rheinfelden, Germany		X
Grigno, Italy	X
Ravenna, Italy	X
Bergen, Norway*				X
Aberdeen, Scotland*				X
Botlek, The Netherlands**	X
Leiden, The Netherlands**	X
Barry, Wales*		X

(1)	Regional Shared Service Center

*	Leased premises

**	Building is owned by Cabot, but land is leased

Segment Using Facility

	Carbon	Metal		Specialty
Location by Cabot Business Region	Black	Oxides	Supermetals	Fluids

China
Jiangxi Province, China**		X
Tianjin, China**	X
Shanghai, China*(1)	X	X
Shanghai, China** (plant)	X
Asia Pacific
Hong Kong, China**	X
Maharashtra, India**	X
Mumbai, India*	X
Cilegon, Indonesia**	X
Jarkarta, Indonesia*	X
Merak, Indonesia	X
Kawahigashi-machi, Japan**			X
Ichihara, Japan	X
Shimonoseki, Japan**	X
Tokyo, Japan*	X	X	X
Kuala Lumpur, Malaysia*(1)	X	X
South America
Campana, Argentina	X
Maua, Brazil	X
Sao Paulo, Brazil*(1)	X	X
Cartagena, Colombia	X

(1)	Regional Shared Service Center

*	Leased premises

**	Building is owned by Cabot, but land is leased
      Cabot holds a 50% interest in a joint venture that manufacturers fumed silica at a facility in Mettur Dam, India and has a sales office in Chennai, India. Cabot also holds the ownership interests set forth below in carbon black manufacturing facilities at the following locations:

Percentage
Location	Interest

Port Dickson, Malaysia	49%
Valencia, Venezuela	41%
Tampico, Mexico	40%
      Cabot conducts research and development for its various businesses primarily at facilities in Billerica, MA; Albuquerque, NM; Boyertown, PA; Pampa, TX; Pepinster, Belgium; Frankfurt and Rheinfelden, Germany; Kawahigashi-machi, Japan; and Port Dickson, Malaysia.
      Cabot’s existing manufacturing plants, together with announced capacity expansion plans, will generally have sufficient production capacity to meet our current requirements and expected near-term growth. These plants are generally well maintained, in good operating condition and suitable and adequate for their use. Cabot’s administrative offices and other facilities are generally suitable and adequate for their intended purposes.

Item 3.	Legal Proceedings
      The Company is a defendant in various lawsuits and environmental proceedings wherein substantial amounts are claimed. The following is a description of the significant proceedings pending as of September 30, 2005, unless otherwise specified.
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
      During the summer of 1998, Cabot joined a group of companies in forming the Ashtabula River Cooperative Group (“ARCG”), which collectively agreed on an allocation for funding private party shares of a public/private partnership (the Ashtabula River Partnership (the “ARP”)), established to conduct navigational dredging and environmental restoration of the Ashtabula River (the “River”) in Ashtabula, Ohio. The ARP expects to obtain additional funding from the federal government for the project under either the Water Resources Development Act (“WRDA”) or the Great Lakes Legacy Act (“GLLA”). Under the statutory formula available for funding this project under WRDA or GLLA, approximately 50% to 65% of the project’s cost would be borne by the federal government, leaving approximately 35% to 50% of the cost for non-federal participants. The current cost estimates for the project ranges from approximately $50 to $60 million. In December 2005, the EPA announced the approval of a project to dredge the upstream portion of the river under GLLA, with a 50% cost sharing by the federal government. The remaining downstream portion is expected to be approved under WRDA. The State of Ohio has pledged a contribution of $7 million to the project, which will reduce the cost to be borne by the non-federal participants. The ARCG has agreed to bear a substantial percentage of the remaining costs, of which Cabot expects to have a significant share. In addition, the ARCG has received a notice of claim from the Ashtabula River Natural Resources Trustees for natural resource damages related to the River and the amount of that claim remains to be negotiated.
      In June 2005, Cabot signed a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“DEP”) to address the Company’s compliance with a new wastewater discharge permit at our Boyertown, Pennsylvania facility and the construction and operation of a new wastewater treatment facility at that location. The Consent Order and Agreement includes a civil penalty against Cabot of approximately $48,000 to resolve past non-compliance with certain permit limits. Pursuant to the Consent Order and Agreement, Cabot will also be required to pay specified penalties for any future permit exceedances pending completion of the new wastewater treatment facility in 2007.
      Cabot is the holder of a Nuclear Regulatory Commission (“NRC”) license for certain slag waste material deposited on industrial property in Reading, Pennsylvania in the late 1960s by a predecessor of Cabot that had leased a portion of the site to process tin slags. The slag material contains low levels of uranium and thorium, thus subjecting it to NRC jurisdiction. We have prepared a site decommissioning plan for the slag material which concludes that the levels of radioactivity in the slag are low enough that the material can be safely left in place and still meet NRC requirements for license termination without restrictions. Our decommissioning plan proposing this in-place remedy was filed with the NRC in August 1998. The City of Reading and the Reading Redevelopment Authority (the “RRA”) filed requests for a hearing with the NRC concerning Cabot’s decommissioning plan, alleging various deficiencies with the plan. In October 2000, we reached an agreement with the City of Reading and the RRA to settle their claims. In July 2002, the Pennsylvania Department of Environmental Protection submitted comments to the NRC opposing our proposed decommissioning plan. We continue to work with the NRC to obtain approval of the decommissioning plan.
      The EPA has completed an investigation of certain areas surrounding Cabot’s Boyertown, Pennsylvania facility. The investigation was prompted by media reports of complaints by area farmers of health impacts and damage to livestock and crops allegedly associated with emissions from the Boyertown facility. In a report dated November 2000, the EPA stated that increased concentrations of some elements in environmental media at locations near the Boyertown site did not pose a health threat to the broad community necessitating a cleanup action by the EPA. The EPA report concluded that it could find no relationship between industrial emissions and reported poor farm production and animal health concerns. Two neighboring farmers brought an action against Cabot in September 2001 in a state court in Pennsylvania alleging damage to their farms over a multi-year period. Cabot removed the suit to federal court, the Eastern District of Pennsylvania, and moved for summary judgment on statute of limitations grounds. In May 2004, the Court granted the motion and dismissed all of the farmers’ claims to the extent they arose from Cabot’s activities prior to November 10, 1998. The farmers unilaterally dismissed their remaining claims in November 2004. The farmers filed an appeal of the limitations decision to the Third Circuit Court of Appeals in November 2004 and oral arguments were heard in October 2005.
      Cabot has received various requests for information and notifications that it may be a PRP at several other Superfund sites.
      As of September 30, 2005, approximately $17 million was reserved for environmental matters by the Company. The operational and maintenance component of this reserve includes $5 million on a net present value basis or $6 million on an undiscounted basis. This amount represents our current best estimate of costs likely to be incurred for remediation based on our analysis of the extent of cleanup required, alternative cleanup methods available, abilities of other responsible parties to contribute and our interpretation of laws and regulations applicable to each site described above.
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
      As of December 31, 2002, there were approximately 50,000 claimants in pending cases asserting claims against AO in connection with respiratory products. As of September 30, 2003, 2004 and 2005 there were approximately 87,000, 91,000 and 92,000 claimants, respectively. A large portion of the claims served during 2003 were filed in Mississippi and appear to have been prompted by changes in Mississippi’s state procedural laws, which caused claimants to file their claims prior to the effective date of these changes. Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use.
      In order to quantify our estimated share of liability for pending and future respirator liability claims, we engaged through counsel the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm in the field of tort liability valuation. The methodology developed by HR&A addresses the complexities surrounding our potential liability by making assumptions about future claimants with respect to periods of asbestos exposure and respirator use. Using those and other assumptions, HR&A estimated the number of future claims that would be filed and the related costs that would be incurred in resolving those claims. On this basis, HR&A then estimated the net present value of the share of these liabilities that reflected our period of direct manufacture and our actual contractual obligations assuming that all other members of the Payor Group meet their obligations. Based on the HR&A estimates, we have recorded on a net present value basis an $18 million reserve ($31 million on an undiscounted basis) to cover our estimated share of liability for pending and future respirator claims.
      It is important to note that in estimating our share of future unasserted liability for these matters, we have excluded settlement data from the 2002 settlement of a large number of claims in Mississippi in estimating future claims values. This settlement data was excluded because the procedure by which claims values were established in that settlement was not in conformity with past practice. In this settlement, generally, the values paid for claims were established before the claims were actually asserted. As a result, payments made did not reflect substantial differences between the severity of claims. Including this data, therefore, would result in an unsupported increase in the projected settlement values for future cases involving non-malignant injury, which represent a significant majority of the pending and estimated future claims. However, had this settlement data been included in the estimation of future claim values our estimated liability for pending and future respirator claim payments would have been $29 million on a net present value basis or $49 million on an undiscounted basis.
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

Carbon Black Antitrust Litigation
      In November 2002, European antitrust authorities initiated an investigation into possible price-fixing within the carbon black industry. As part of this investigation, European antitrust authorities reviewed documents at the Company’s offices in Suresnes, France, and United States authorities contacted Cabot’s Boston, Massachusetts headquarters. On June 1, 2005, we received notification from the European Commission that the Commission’s investigation into possible price-fixing within the European carbon black industry had been closed.

      During fiscal year 2003, the Company, Phelps Dodge Corporation, Columbian Chemicals Co., Degussa Engineered Carbons, LP, Degussa AG, and Degussa Corporation (referred to collectively as the “Defendants”), were named in fifteen antitrust lawsuits filed in several federal district courts, one of which was dismissed. The complaints were filed by the plaintiffs on their own behalf and on behalf of all individuals or entities who purchased carbon black in the United States directly from the Defendants from approximately 1999 until the present (the “Period”) and allege that the Defendants conspired to fix, raise, maintain or stabilize prices for carbon black sold in the United States during the Period. The plaintiffs seek treble damages in an unspecified amount and attorneys’ fees. In August 2003, the pending federal cases were consolidated by a multi-jurisdictional panel and transferred to the federal court for the District of Massachusetts. In January 2005, the Court denied the Defendants’ motion to dismiss the consolidated complaint on the grounds that it fails to state a claim and granted the plaintiffs’ motion to certify the class or classes of plaintiffs. In addition, in the second quarter of fiscal 2005 the Defendants were named in an antitrust lawsuit filed in federal district court in New York. This action was consolidated with the other pending federal cases. Discovery is ongoing in these matters. We believe that we have strong defenses to all of these claims, which we intend to assert vigorously.
      During fiscal years 2003 and 2004, the Company and certain other companies were named in nine actions filed in Superior Court of the State of California on behalf of a purported class of indirect purchasers of carbon black in the state of California from as early as November 1998 to the present. During fiscal years 2004 and 2005, the Company and certain other companies were named in actions filed in state courts in the states of Florida, Kansas, Tennessee, South Dakota, North Carolina and New Jersey on behalf of all indirect purchasers of carbon black in these respective states. Each of these complaints asserts violations under the applicable state laws for conduct that is similar to what is alleged in the federal cases described above. The plaintiffs in the state actions also seek treble damages in an unspecified amount and attorneys’ fees. All nine pending California actions have been consolidated in the Superior Court in the State of California (City and County of San Francisco). In March 2004, a state court in North Carolina granted defendants’ motion to dismiss the North Carolina action on the grounds that state law did not permit a state antitrust claim to be asserted by a purchaser of tires against ingredient suppliers to tire manufacturers. The plaintiff appealed the decision, but withdrew the appeal in February 2005. We believe that we have strong defenses to all of these claims, which we intend to assert vigorously.

Beryllium Claims
      Cabot is a party to several pending actions in connection with its discontinued beryllium operations. Cabot entered the beryllium industry through an acquisition in 1978. We ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of our former beryllium business was sold to NGK Metals, Inc. in 1986. During the last several years, several individuals who have resided or worked for many years in the immediate vicinity of our former beryllium facility located in Reading, Pennsylvania have brought suits against Cabot and NGK for personal injury allegedly caused by beryllium particle emissions produced at that facility. Nine personal injury claims against Cabot are pending in state court in Pennsylvania. In addition, in October 2004 one case was filed in state court in Ohio. Discovery is ongoing in those cases.
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
      There are also six beryllium product liability cases pending in state courts, five of which are pending in California and one of which is pending in Florida. Four California cases are stayed by court order pending the testing of the plaintiffs for beryllium exposure and discovery has not yet begun in the fifth California case. Discovery is ongoing in the Florida action.

      We believe that we have valid defenses to all of these beryllium actions and will assert them vigorously in the various venues in which claims have been asserted. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of these matters.

Other Matters
      On July 29, 2002, AVX Corporation commenced an action against us in the United States District Court for the District of Massachusetts. The complaint involved a tantalum supply agreement between Cabot and AVX, one of our tantalum supply customers, and alleged unfair and deceptive trade practices, breach of contract and other related matters. This action was dismissed during fiscal year 2003. In connection with the dismissal, we filed an action against AVX in the Business Litigation Section of the Superior Court of Massachusetts seeking declaratory judgment as to the validity of the supply agreement, as well as a declaration that we are not in breach of an alleged prior agreement, that Cabot did not engage in unfair and deceptive trade practices and other related matters. In October 2003, we filed a motion for summary judgment as to all but one claim in dispute. In June 2004, the Court granted our partial summary judgment motion regarding these matters, leaving as the only remaining dispute whether some of the product supplied by Cabot under the supply agreement with AVX was in conformity with contract specifications. During the fourth quarter of fiscal 2005, AVX dismissed the remaining claims regarding product conformity without prejudice. In October 2005, AVX filed an appeal of the Court’s June 2004 decision granting Cabot partial summary judgment.
      On March 8, 2004, AVX filed another action against us in the United States District Court for the District of Massachusetts. This complaint alleged that we violated the federal antitrust laws in connection with the tantalum supply agreement between Cabot and AVX by tying the purchase of one type of tantalum product by AVX to the purchase of other types. In November 2004, the District Court granted Cabot’s motion to dismiss this complaint on procedural grounds. During the fourth quarter of fiscal 2005, the First Circuit Court of Appeals reversed the District Court’s dismissal and remanded the matter back to District Court. Discovery has not yet begun.
      On September 6, 2005, AVX filed a lawsuit in the Superior Court of Massachusetts for Suffolk County alleging that we have improperly administered our tantalum supply agreement with them. In particular, AVX claims that we have not provided all of the price relief due to them pursuant to “most favored nation” (“MFN”) pricing provisions in the agreement. AVX is seeking a declaration of the rights of the parties to the agreement, an accounting of monies paid, due or owing under the MFN provisions, and an award of any sums not paid that should have been. We have filed an answer and a counterclaim against AVX asserting that AVX has not paid the full amounts for product in accordance with a proper construction of the MFN provisions. This action was moved to the Business Litigation Section of the Superior Court of Massachusetts in November 2005. During all of the litigation described above, AVX has continued to purchase product under its contract.
      In July 2004, the Sons of Gwalia Ltd. filed a Request for Arbitration with the London Court of International Arbitration seeking arbitration between the Sons of Gwalia and Cabot to determine the price at which Cabot will purchase tantalum ore under a long-term supply agreement between the parties. In August 2003, we exercised our option to extend this contract for a five year period commencing January 1, 2006. Although the contract contains provisions for determining the price at which Cabot will purchase ore during the period of the extension, Cabot and the Sons of Gwalia are not in agreement as to the application of those provisions and the Sons of Gwalia filed the Request for Arbitration pursuant to the terms of the contract. Arbitration hearings took place in September and October 2005 and no decision has been rendered. There are a number of matters in dispute, and the arbitrator could find in favor of Cabot on certain of these matters while finding in favor of the Sons of Gwalia on others. However, if the arbitrator finds fully in favor of the Sons of Gwalia on all matters in dispute, Cabot would be obligated to buy tantalum ore under the extended contract at prices that could increase its annual ore costs by approximately $35 million in calendar year 2006. If the arbitrator finds fully in Cabot’s favor on all matters in dispute in the arbitration, Cabot’s calendar year 2006 ore costs could decrease by approximately $11 million. For contract years after 2006, the price payable may be subject to a number of factors and it is, therefore, difficult to project a range of difference for future periods. The parties also continue to negotiate a commercial resolution to their dispute. If the parties do not resolve this matter through a negotiated settlement, Cabot expects a final arbitrated decision to be issued during the first quarter of calendar year 2006.
      We have various other lawsuits, claims and contingent liabilities arising in the ordinary course of our business, including a number of claims asserting premises liability for asbestos exposure, and in respect of our divested businesses. In our opinion, although final disposition of some or all of these other suits and claims may impact our financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on our financial position.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
Executive Officers of the Registrant
      Set forth below is certain information about Cabot’s executive officers. Ages are as of December 6, 2005.
      Kennett F. Burnes, age 62, is Cabot’s Chairman of the Board, President and Chief Executive Officer. Mr. Burnes joined Cabot in 1987 as Vice President and General Counsel. He was appointed Executive Vice President in October 1988, a position he held until 1995. Mr. Burnes was appointed President of Cabot in 1995 and Chairman of the Board and Chief Executive Officer in 2001. Mr. Burnes also served as Chief Operating Officer from March 1996 until 2001.
      Dirk L. Blevi, age 57, is Executive Vice President and General Manager of the European region and a director of the Company. Mr. Blevi also has management oversight responsibilities for the aerogels product line. Mr. Blevi joined Cabot in 1975 as Product Manager for Cabot’s then plastics business, which is now part of our performance products product line. From 1975 to 1993, Mr. Blevi held a variety of management positions in the plastics business and in March 1993 became its General Manager. He was appointed Vice President of Cabot in February 1994, and Executive Vice President and a director in September 2004. Mr. Blevi has held his current position of General Manager of the European region since January 2000 and has exercised management oversight responsibilities for the aerogels product line since early 2003.
      William J. Brady, age 44, is Executive Vice President and General Manager of Cabot’s Carbon Black Business. Mr. Brady joined Cabot in 1986 as a salesperson for the special blacks product line, which is now part of performance products. From 1989 until 1996, Mr. Brady held a variety of special blacks-related management positions. Mr. Brady then served as Director of Corporate Planning from July 1996 to March 1997 when he was named General Manager of special blacks, a position he held until January 2000. Mr. Brady was also appointed Vice President of Cabot in March 1997. From January 2000 to July 2003, Mr. Brady served as General Manager of the fumed metal oxides product line. Mr. Brady was appointed Executive Vice President in March 2003, named General Manager of Cabot’s Carbon Black Business in July 2003, and also served as General Manager of inkjet colorants from July 2004 to November 2005.
      John A. Shaw, age 57, is Executive Vice President and Chief Financial Officer, positions he has held since January 2002 when he joined Cabot. From 1998 to December 2001, Mr. Shaw worked at Dominion Resources, one of the nation’s largest producers of energy. There, Mr. Shaw first held the position of Chief Financial Officer of Virginia Power, a subsidiary of Dominion, and later was Senior Vice President of Financial Management of Dominion Resources. As previously announced, Mr. Shaw will be leaving Cabot at the end of calendar year 2005.
      Brian A. Berube, age 43, is Vice President and General Counsel. Mr. Berube joined Cabot in 1994 as an attorney in Cabot’s law department and became Deputy General Counsel in June 2001. Mr. Berube was appointed Vice President in March 2002 at which time he was also named Business General Counsel. Mr. Berube has been General Counsel since March 2003.
      Eduardo E. Cordeiro, age 38, is Vice President and General Manager of Cabot’s Supermetals Business. Mr. Cordeiro also manages two emerging areas within Superior Micropowders, printed electronic displays and energy materials. Mr. Cordeiro joined Cabot in 1998 as Manager of Corporate Planning and served in that position until January 2000. Mr. Cordeiro was Director of Finance and Investor Relations from January 2000 to March 2002, Corporate Controller from March 2002 to July 2003, and General Manager of the fumed metal oxides product line from July 2003 to January 2005. Mr. Cordeiro was appointed Vice President in March 2003 and General Manager of the Supermetals Business in January 2005.
      Paul J. Gormisky, 52, is Vice President and the head of Cabot’s Corporate Planning group. Mr. Gormisky joined Cabot in 1978 as a Senior Systems Analyst and then held a variety of finance-related positions. In February 1994, Mr. Gormisky was appointed Vice President and named Finance Director for Cabot’s carbon black business. Mr. Gormisky then served as Cabot’s Controller from March 1995 to January 1997, General Manager of the Asia Pacific region from January 1997 to July 1998, and Chief Financial Officer for Global Manufacturing from July 1998 to March 2000. Mr. Gormisky was appointed to his current position in March 2000.
      Ravijit Paintal, 44, is Vice President and General Manager of the Metal Oxides Business. Mr. Paintal joined Cabot in January 2003 as a member of Cabot’s Corporate Planning group and became General Manager of aerogels in August 2003. Mr. Paintal was appointed General Manager of fumed metal oxides in January 2005 and Vice President in March 2005. Before joining Cabot, Mr. Paintal worked with the Boston Consulting Group as a management consultant and with Schlumberger Oilfield Services in various international positions.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Cabot’s Common Stock is listed for trading (symbol CBT) on the New York, Boston, and Pacific stock exchanges. As of December 6, 2005, there were approximately 1320 holders of record of Cabot’s Common Stock. The price range in which the stock has traded, as reported on the composite tape, and the quarterly cash dividends for the past two years are shown below.
Stock Price and Dividend Data

	December	March	June	September

Fiscal 2005
Cash dividends per share	$0.16	$0.16	$0.16	$0.16
Price range of common stock:
High	$39.27	$39.20	$33.63	$36.64
Low	$32.46	$32.80	$27.66	$30.95

	December	March	June	September

Fiscal 2004
Cash dividends per share	$0.15	$0.15	$0.15	$0.15
Price range of common stock:
High	$33.20	$35.60	$40.70	$40.81
Low	$26.68	$29.47	$31.65	$35.20
Issuer Purchases of Equity Securities
      The table below sets forth information regarding the Company’s purchases of its equity securities during the quarter ended September 30, 2005:

				Maximum Number
			Total Number of	(or Approximate
		Average	Shares Purchased	Dollar Value) of
	Total Number	Price	as Part of Publicly	Shares that may yet
	of Shares	Paid per	Announced Plans	be Purchased Under
Period	Purchased(1)	share	or Programs	the Plans or Program

July 1, 2005 - July 31, 2005	150,457	$33.11	138,957	2,688,659
August 1, 2005 - August 31, 2005	2,606	$34.16	606	2,688,053
September 1, 2005 - September 30, 2005	105,007	$33.80	1,507	2,686,546

Total	258,070		141,070

(1)	On May 14, 2004, the Company announced publicly that the Board of Directors authorized the Company to repurchase five million shares of the Company’s common stock in the open market or in privately negotiated transactions. Included in the shares repurchased from time to time by Cabot under this authorization are shares of common stock repurchased from employees to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock or the exercise of stock options issued under the Company’s equity compensation plans. During the fourth fiscal quarter, of the 141,070 shares repurchased pursuant to this authorization, 131,400 were repurchased on the open market and 9,670 shares were repurchased from employees to satisfy tax withholding obligations. From time to time, the Company also repurchases shares of unvested restricted stock from employees whose employment is terminated before such shares vest. These shares are repurchased pursuant to the terms of the Company’s equity compensation plans and are not included in the shares repurchased under the May 2004 Board authorization. During the fourth fiscal quarter, the Company repurchased 117,000 shares pursuant to the terms of its equity incentive plans.

Item 6.	Selected Financial Data

Years Ended September 30

2005	2004	2003	2002	2001

(Dollars in millions, except per share amounts and ratios)
Consolidated Income (Loss)
Net sales and other operating revenues	$2,125	$1,934	$1,795	$1,557	$1,670
Cost of sales	1,692	1,457	1,373	1,128	1,239

Gross profit	433	477	422	429	431

Selling and administrative expenses	240	217	251	233	228
Research and technical expense	59	53	64	48	48
Goodwill impairment charge	90	—	—	—	—
Long-lived asset impairment charge	121	—	—	—	—

Income (loss) from operations(a)	(77)	207	107	148	155

Interest and dividend income	6	6	5	9	28
Interest expense	(29)	(30)	(28)	(28)	(32)
Other (charges) income(b)	7	(19)	10	5	(1)

Income (loss) from continuing operations before income taxes, equity in net income of affiliated companies and minority interest	(93)	164	94	134	150

Benefit (provision) for income taxes(c)	45	(39)	(17)	(30)	(42)
Equity in net income of affiliated companies	12	6	5	5	20
Minority interest	(12)	(9)	(7)	(4)	(7)

Income (loss) from continuing operations	(48)	122	75	105	121

Discontinued operations:(d)
Income from operations of discontinued businesses, net of income taxes	—	2	5	1	—
Gain on sale of business, net of income taxes(e)	—	—	—	—	3

Net income (loss)	$(48)	$124	$80	$106	$124

Common Share Data
Diluted Net Income (Loss):
Continuing operations	$(0.84)	$1.79	$1.08	$1.48	$1.62
Discontinued operations:
Income from operations of discontinued businesses	—	0.03	0.06	0.02	—
Gain on sale of business	—	—	—	—	0.04

Net Income (Loss)	$(0.84)	$1.82	$1.14	$1.50	$1.66

Dividends	$0.64	$0.60	$0.54	$0.52	$0.48
Closing prices	$33.01	$38.57	$28.51	$21.00	$39.90
Average diluted shares outstanding — millions(f)	60	68	70	71	74
Shares outstanding at year end — millions	63	63	62	62	63
Consolidated Financial Position
Total current assets	$1,248	$1,173	$1,111	$932	$956
Net property, plant and equipment	832	918	913	889	811
Other assets	225	335	301	277	196

Total assets	$2,374	$2,426	$2,325	$2,098	$1,963

Total current liabilities	$433	$372	$376	$295	$302
Long-term debt	463	506	516	495	419
Other long-term liabilities and minority interest	379	357	354	331	274
Stockholders’ equity	1,099	1,191	1,079	977	950

Total liabilities and stockholders’ equity	$2,374	$2,426	$2,325	$2,098	$1,945

Working capital	$815	$801	$735	$637	$654

Selected Financial Ratios
Income (loss) from continuing operations as a percentage of sales	(2)%	6%	4%	7%	7%
Return on average stockholders’ equity	(4)%	11%	7%	11%	12%
Net debt to capitalization ratio	24%	24%	22%	27%	9%
Earnings to fixed charges ratio	(1	)x	6	x	4	x	5	x	5	x

(a)	Income (loss) from operations for 2005 includes charges of $16 million for restructuring and $15 million of charges for cost reduction initiatives in the Supermetals Business. Income from operations for 2004 includes a charge of $6 million for restructuring, income of $2 million for a reduction of the respirator reserve and income of $1 million for other recoveries. Income from operations for 2003 includes charges of $51 million for restructuring, $14 million for acquired in-process research and development, $20 million for a reserve for respirator claims, $4 million for asset impairments and proceeds of $4 million for insurance recoveries. Income from operations for 2002 includes a $5 million charge for the respirator claims liability, a $5 million asset impairment, a $3 million charge to increase the environmental reserve, an $8 million charge related to the cancellation of an energy project, a $1 million charge for severance and the benefit of $8 million for insurance recoveries. Income from operations for 2001 includes a $2 million charge related to the discontinuance of a toll manufacturing agreement and the benefit of a $1 million insurance recovery. Additionally, results for 2001 include a $10 million and $3 million charge to accelerate the vesting of the shares issued under the Long Term Incentive Compensation Program, and $7 million and $1 million cash payments related to the retirement of the Chief Executive Officer and the resignation of the Chief Financial Officer, respectively.

(b)	Other (charges) income for 2005 includes $2 million of insurance recoveries and $2 million of income related to currency translation adjustments. Other (charges) income for 2004 includes charges of $12 million for an investment impairment and $3 million for currency translation adjustments. Other (charges) income for 2003 includes a $22 million charge for the impairment of two investments and proceeds of $35 million for the sale of an equity interest in an investment. Other (charges) income for 2002 includes $2 million of costs related to a translation adjustment at a closed plant and a $1 million charge for non-capitalizable currency transaction costs related to the acquisition of Cabot Supermetals Japan. In 2001, other (charges) income includes a $1 million recovery of costs from a translation adjustment at a closed plant.

(c)	The Company’s effective tax rate for 2005 was a benefit of 48%, which includes the effect of a $23 million benefit related to the Joint Committee’s approval of the final settlement of the 1997 to 1999 tax audits and tax refund claims. For fiscal years 2004, 2003, 2002 and 2001, the Company’s effective tax rate was 24%, 18%, 22% and 28%, respectively.

(d)	Discontinued operations include the liquefied natural gas (LNG) and Cabot Microelectronics businesses as well as other discontinued businesses.

(e)	Gain from the sale of the liquefied natural gas (LNG) business, net of tax.

(f)	The weighted average common shares outstanding for the year ending September 30, 2005 excludes approximately 8 million shares as those shares would have had an antidilutive effect due to the Company’s net loss position.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Factors that May Affect Future Results
      This report on Form 10-K contains “forward-looking statements” under the Federal securities laws. These forward-looking statements include statements relating to our future business performance and overall prospects, prospects for the Supermetals Business, including the potential impact of the arbitration between us and the Sons of Gwalia, growth in inkjet colorants and the Specialty Fluids Business, raw material and energy costs, planned and expected capacity increases, anticipated capital spending, cost reduction initiatives, cash requirements and uses of available cash, exposure to interest rate and foreign exchange risk, expected tax rate, environmental matters, and the outcome of legal proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.
      Forward-looking statements are based on our current expectations, assumptions, estimates and projections about Cabot’s businesses and strategies, market trends and conditions, economic conditions and other factors. These statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions, and other factors, some of which are beyond our control and difficult to predict. If known or unknown risks materialize, or should underlying assumptions prove inaccurate, our actual results could differ materially from past results and from those expressed in the forward-looking statements.
      We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures Cabot makes on related subjects in its 10-Q and 8-K reports filed with the SEC.
      In addition to factors described elsewhere in this report, the following are important factors that could cause our actual results to differ materially from those expressed in our forward-looking statements. It is not possible, however, to predict or identify all such factors. Accordingly, investors should not consider the following to be a complete discussion of all potential risks or uncertainties.

•	Demand for our products on a worldwide basis could affect our future performance. Cabot’s key customers in mature carbon black markets such as North America and Europe continue to shift their manufacturing capacity from those regions to developing regions such as Asia, South America and Eastern Europe. Although we are responding to meet these market demand conditions, there is no assurance that we will be successful. Similarly, demand for our customers’ products and our competitors’ reactions to market conditions could affect our results.

•	Our rubber blacks, performance products and fumed metal oxides product lines are sensitive to industry capacity utilization. As a result, pricing tends to fluctuate when capacity utilization in these product lines change, which could affect our financial performance.

•	Our success in strengthening relationships and growing business with our largest customers and retaining their business over extended time periods could affect our future results. Three major tire customers, one silicones customer, three capacitor materials customers and one microelectronics customer represent a material portion of Cabot’s total net sales and operating revenues. In fiscal year 2005, sales to The Goodyear Tire and Rubber Company by our rubber blacks product line amounted to approximately 12% of our consolidated revenues. The loss of any one or more of our important customers could materially adversely affect our results of operations until such business is replaced. In addition, any deterioration of the financial condition of any of our customers that impairs their ability to make payments to us could affect our future results and financial condition.

•	A material portion of our sales are made to customers under long-term and annual contracts. The loss or expiration of any of these customer contracts could increase the volatility of our business results.

•	The cost, availability and quality of raw materials affect our results. Dramatic increases in such costs or decreases in the availability of raw materials at acceptable costs could have an adverse effect on our results of operations. For example, if proposed environmental regulations applicable to the European carbon black industry that call for a reduction in the annual average sulfur content in carbon black feedstock are adopted, we may experience some difficulty obtaining low sulfur feedstock at an acceptable cost for our European operations. Moreover, although our long-term and some of our annual carbon black supply contracts provide for a price adjustment to account for changes in feedstock costs, the pricing formula results in a lag between the time feedstock costs are incurred by us and the time when prices are increased under the contracts. Accordingly, we may not be able to pass increased costs along to our customers during the quarter in which they occur, which can have a significant negative impact in a given quarter. In addition, it is possible that a supply contract with a price adjustment mechanism could expire by its terms before we are able to recapture fully our raw material cost increases.

•	We are in arbitration with the Sons of Gwalia regarding the price at which we will purchase tantalum ore under our long-term raw materials contract. Depending on the outcome of the arbitration, we could be obligated to buy tantalum ore under that contract at well-above our current prices for up to a five year period.

•	We have manufacturing and marketing operations throughout the world, with approximately 71% of our revenues in 2005 attributable to sales outside the United States. We have exposure to certain risks, including fluctuations in currency exchange rates and political or country risks inherent in doing business in some countries. The political risks may include actions of governments, importing and exporting issues, contract loss and asset abandonment. In particular, our business could be affected by political uncertainty within the Asia Pacific, China and South American regions. We consider these currency and political risks carefully in connection with our investment and operations activities. (See “Item 7A — Quantitative and Qualitative Disclosures About Market Risk” and Note U of the Notes to the Company’s Consolidated Financial Statements for more information about foreign currency risk.) The risk management discussion included in the MD&A and estimated amounts generated from the analyses are forward-looking statements of market risk, assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The methods used by Cabot to assess and mitigate risks should not be considered projections of future events or losses.

•	We expect capacity expansions in both Brazil and China to come online in fiscal year 2006 for the rubber blacks, performance products and metal oxides product lines. In the inkjet colorants product line, we intend to invest approximately $20 million to expand our current production capacity. Our ability to complete capacity expansions as planned may be delayed or interrupted by the need to obtain environmental and other regulatory approvals, availability of labor and materials, unforeseen hazards such as weather conditions, and other risks customarily associated with construction projects. Moreover, capacity expansion in our rubber blacks, performance products, fumed metal oxides and inkjet colorants product lines could have a negative impact on the product line’s business performance until capacity utilization is sufficient to absorb the incremental costs associated with the expansion.

•	We have undertaken and will continue to undertake cost reduction initiatives and organizational restructurings to improve operating efficiencies and generate cost savings. There can be no assurance that these will be completed as planned or that the estimated operating efficiencies or cost savings from such activities will be realized.

•	In addition to cost reduction initiatives, we try to improve margins on our non-contracted sales through price increases. However, such increases may not be accepted by our customers, may not be sufficient to compensate for increased raw material and energy costs, or may negatively affect demand and volume.

•	Our strategic focus includes optimizing our core businesses and investing the cash and intellectual resources they generate in developing new businesses. There can be no assurance that the costs incurred investing in these new businesses will result in a proportional increase in revenues or profits. In addition, the timely commercialization of products under development by Cabot, which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage, could affect our future results.

•	As part of our strategies for growth and improved profitability, we have made and may continue to make acquisitions and investments and enter into joint ventures. The completion of such transactions is subject to receiving on a timely basis necessary regulatory and other consents and approvals, which could be delayed for a variety of reasons. The completion of such transactions could also be delayed by the satisfactory negotiation of transaction documents and the fulfillment of closing conditions to the transactions. Also, there can be no assurance that such transactions will be successfully completed on a timely and cost-efficient basis or that they will achieve anticipated operating earnings.

•	In our analysis of the recoverability of certain assets, namely inventory, property, plant and equipment, intangible assets and deferred tax assets, we have made assumptions about future sales (pricing, volume and region of sale), costs, cash generation and the ultimate profitability of the business and/or tax jurisdiction. These assumptions were based on management’s best estimates and if the actual results differ significantly from these assumptions, we may not be able to recover the assets recorded as of September 30, 2005, which could lead to a write-off of certain of these assets in the future.

•	Our facilities and businesses are subject to complex safety, health and environmental requirements. We spend, and will continue to spend, significant amounts to comply with such requirements, which could adversely affect our profitability. As more fully described in “Item 1 — Safety, Health and Environment,” Cabot has been named as a potentially responsible party under the U.S. Superfund law and comparable state statutes with respect to several sites. During the next several years, as remediation of various environmental sites is carried out, we expect to spend a significant portion of our environmental reserve for costs associated with such remediation. We anticipate that the expenditures at these Superfund sites will be made over a number of years, and will not be concentrated in any one year. However, we may also incur future costs relating to sites that are not currently known to us or as to which it is currently not possible to make an estimate.

•	As described in “Item 1 — Safety, Health and Environment,” since the mid-1990s, various state, federal and foreign agencies have taken actions to address concerns that carbon black might be carcinogenic. The International Agency for Research on Cancer (“IARC”) will review the classification of carbon black regarding carcinogenicity in February 2006, and as a result, it is possible that IARC could change the classification of carbon black from possible human carcinogen to probable or known human carcinogen. In the event IARC does change the classification of carbon black to probable human carcinogen (Group 2A) or known human carcinogen (Group 1), this change would impose additional labeling and other hazard communication requirements on Cabot. We are not able to determine what other impacts would be associated with a reclassification of carbon black to Group 2A or Group 1. It is possible that such a reclassification could lead customers to evaluate possible substitutes to the use of carbon black in their products and it could lead regulators to consider changing the occupational exposure and other regulatory limits for carbon black.

•	As more fully described in “Item 3 — Legal Proceedings,” Cabot is a party to or the subject of lawsuits, claims, and proceedings, including those involving contract, environmental, antitrust, and health and safety matters as well as product liability and personal injury claims relating to asbestosis, silicosis and berylliosis. Adverse rulings, judgments or settlements in pending or future litigation (including carbon black antitrust claims and liabilities associated with respirator claims) could cause our results to differ materially from those expressed or forecasted in any forward-looking statements.

•	We own and are a licensee of various patents covering many of our products, as well as processes and product uses. Nonetheless, there is no assurance that we will not be subject to claims that our products, processes or product uses infringe the intellectual property rights of others. These claims, even if they are without merit, could be expensive and time consuming to defend and if we were to lose such claims, we could be subject to injunctions or damages or be required to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available to Cabot on acceptable terms or at all.

•	In addition to the factors described above, the following other factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed or implied by any forward-looking statements: changes in the rate of economic growth in the United States and other major international economies; changes in trade, monetary and fiscal policies throughout the world; fluctuations in interest rates; stock market conditions; acts of war and terrorist activities; and the impact of global health and safety concerns on economic conditions and market opportunities.
Critical Accounting Policies
      The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if 1) the estimate is complex in nature or requires a high degree of judgment and 2) if different estimates and assumptions were used, the result could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our policies and estimates. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates that we believe are critical to the preparation of the Consolidated Financial Statements are presented below.

Revenue Recognition
      We derive most of our revenues from the sale of rubber blacks, performance products, fumed metal oxides, tantalum and related products and from the rental and sale of cesium formate. Revenue from product sales is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Revenue from the rental of cesium formate is recognized throughout the rental period based on the contracted rental amount. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. Other operating revenues, which represents less than ten percent of total revenues, include tolling, servicing and royalties for licensed technology.
      Our revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which establishes criteria that must be satisfied before revenue is realized or realizable and earned. We recognize revenue when persuasive evidence of a sales arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. We generally are able to ensure that products meet customer specifications prior to shipment. If we are unable to determine that the product has met the specified objective criteria prior to shipment, the revenue is deferred until product acceptance has occurred.
      Under certain multi-year supply contracts with declining prices and minimum volumes, we recognize revenue based on the estimated average selling price over the contract lives. Certain customer contracts contain price protection clauses that provide for the potential reduction in past or future sales prices. We analyze these contract provisions to determine if an obligation related to these clauses exists. While such price protection clauses have not created a significant obligation for us, significant changes in future sales prices could adversely impact our revenue.
      The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and other economic information on both a historical and prospective basis. Additionally, we estimate sales returns based on historical trends in our customers product returns. While bad debt charge-offs and product returns have not been significant historically, if there is a deterioration of a major customer’s credit-worthiness, actual defaults are higher than our previous experience or actual returns do not reflect historical trends, our estimates of the recoverability of the amounts due us and our sales would be adversely affected.
      We offer sales discounts and volume rebates to certain customers. We prepare estimates for these discounts and rebates based primarily on historical experience and contractual obligations updated for changes in facts and circumstances, as appropriate. If sales are significantly different from our historical experience, our estimates of sales discounts and volume rebates would be affected.

Inventory Valuation
      The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories the value of those inventories would have been $73 million and $64 million higher as of September 30, 2005 and 2004, respectively. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.
      We review inventory for potential obsolescence recoverability periodically. In this review, we make assumptions about the future demand for and market value of the inventory and based on these assumptions estimate the amount of any obsolete, unmarketable or slow moving inventory. We write down our inventories for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value. In cases where the market value of inventories is below cost, the inventory is adjusted to its market value. Historically, such write-downs have not been significant. If actual market conditions are less favorable than those projected by management at the time of the assessment, however, additional inventory write-downs may be required, which could have a negative impact on gross profit.

Goodwill and Other Intangible Assets
      We perform an impairment test for goodwill at least annually and when events or changes in business circumstances indicate that the carrying value may not be recoverable. To test whether an impairment exists, the fair value of the applicable reporting unit is estimated based on discounted cash flows. The calculation is sensitive to both the estimated future cash flows and the discount rate. The assumptions used to estimate the discounted cash flows are based on management’s best estimates about selling prices, production and sales volume, costs, future growth rates, capital expenditures and market conditions over an estimate of the remaining operating period at the reporting unit. The discount rate is based on the weighted average cost of capital that is determined by evaluating the risk free rate of return, cost of debt and expected equity premiums. If an impairment exists, a loss to write down the value of goodwill to its implied fair value is recorded.

Valuation of Long-Lived Assets
      Our long-lived assets primarily include property, plant, equipment, long-term investments and assets held for rent. We review the carrying values of long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. Such circumstances would include, but are not limited to, a significant decrease in the market price of the long-lived asset, a significant adverse change in the way the asset is being used, a decline in the physical condition of the asset or a history of operating or cash flow losses associated with the use of the asset.
      We make various estimates and assumptions when analyzing whether there is an impairment of our long-lived assets, excluding goodwill and long-term investments. These estimates and assumptions include determining which cash flows are directly related to the potentially impaired asset, the useful life of the asset over which the cash flows will occur, their amounts and the asset’s residual value, if any. An asset impairment exists when the carrying value of the asset is not recoverable based on the undiscounted estimated cash flows expected from the asset. The impairment loss is determined by the excess of the assets carrying value over its fair value. Our estimated cash flows reflect management’s assumptions about selling prices, production and sales volume, costs and market conditions over an estimate of the remaining useful life.
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

Pensions and Other Postretirement Benefits
      We maintain both defined benefit and defined contribution plans for our employees. In addition, we provide certain health care and life insurance benefits for retired employees. Plan obligations and annual expense calculations are based on a number of key assumptions. The assumptions, which are specific for each of our U.S. and foreign plans, are related to general economic conditions, including interest rates, expected return on plan assets, and the rate of compensation increases for employees. Projected health care benefits reflect our assumptions about health care cost trends. The cost of providing plan benefits also depends on participant demographic assumptions including assumptions regarding retirements, mortality, employee turnover and plan participation levels. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease. Actual results that differ from the assumptions are generally accumulated and amortized over future periods and, therefore, affect the recognized expense and recorded obligation in such future periods.

Litigation and Contingencies
      Cabot is involved in litigation in the ordinary course of business, including personal injury and environmental litigation. After consultation with counsel, as appropriate, we accrue a liability for litigation when it is probable that a liability has been incurred and the amount can be reasonably estimated. The estimated reserves are recorded based on our best estimate of the liability associated with such matters or the low end of the estimated range of liability if we are unable to identify a better estimate within that range. Our best estimate is determined through the evaluation of various information, including claims, settlement offers, demands by government agencies, estimates performed by independent third parties, identification of other responsible parties and an assessment of their ability to contribute and our prior experience. Litigation is highly uncertain and there is always the possibility of an unusual result in any particular case that may have an adverse effect on the results of operations.
      The most significant reserves that we have established are for environmental remediation and respirator litigation claims. As of September 30, 2005, we had $17 million reserved for various environmental matters. The amount accrued reflects our assumptions about remediation requirements at the contaminated sites, the nature of the remedies, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites and the number and financial viability of other potentially responsible parties. A portion of the reserve for environmental matters is recognized on a discounted basis, which requires the use of an estimated discount rate and estimates of future cash flows associated with the liability. These liabilities can be affected by the availability of new information, changes in the assumptions on which the accruals are based, unanticipated government enforcement action or changes in applicable government laws and regulations, which could result in higher or lower costs.
      As of September 30, 2005, we also had $18 million accrued for respirator liability claims. Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) significant changes in the average cost of resolving claims, (iii) significant changes in the legal costs of defending these claims, (iv) changes in the nature of claims received, (v) changes in the law and procedure applicable to these claims, (vi) the financial viability of other parties who contribute to the settlement of respirator claims, and (vii) a determination that our interpretation of the contractual obligations on which we have estimated our share of liability is inaccurate. While we believe the current best estimate is recorded, we cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

Income Taxes
      We estimate our income taxes in each jurisdiction in which we are subject to tax. This process involves estimating the tax exposure for differences between actual results and estimated results and recording the amount of income taxes payable for the current year and deferred tax assets and liabilities for future tax consequences. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We evaluate the realizability of our net deferred tax assets on a quarterly basis and valuation allowances are provided as required. In making this assessment, we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgement. In addition, we have made significant estimates involving current and deferred income taxes. We do not recognize current and future tax benefits until it is deemed probable that certain tax positions will be sustained.
      We have filed our tax returns in accordance with our interpretations of each jurisdiction’s tax laws and have established reserves for potential differences in interpretation of those laws. In the event that actual results are significantly different from these estimates, our provision for income taxes could be significantly impacted. A 1% change in the effective tax rate would change income tax expense by $1 million as of September 30, 2005.

Significant Accounting Policies
      We have other significant accounting policies that are discussed in Note A of the Notes to our Consolidated Financial Statement in Item 8 below. Certain of these policies include the use of estimates, but do not meet the definition of critical because they generally do not require estimates or judgements that are as difficult or subjective to measure. However, these policies are important to an understanding of the consolidated financial statements.
Results of Operations
      During the last quarter of fiscal year 2005, management changed its segment reporting structure to better reflect the way we manage and think about our businesses. Under the new reporting structure, we are organized into four reportable segments: the Carbon Black Business, the Metal Oxides Business, the Supermetals Business (“CSM”), and the Specialty Fluids Business (“CSF”). The Carbon Black Business is comprised of the rubber blacks, performance products and inkjet colorants product lines as well as the business development activities of Superior MicroPowders. The Metal Oxides Business is comprised of the fumed metal oxides and aerogel product lines. Discussions of prior period results reflect the new segment structure.
      The discussion of our results includes information on diluted earnings per share, segment and product line sales, and segment operating profit before taxes (“PBT”). We use segment PBT to measure our consolidated operating results and assess segment performance. This discussion has been prepared on a basis consistent with segment reporting as outlined in Note W of the Consolidated Financial Statements. (Refer to Note W of the Consolidated Financial Statements for a definition of segment PBT and additional segment information.)
      Our analysis of financial condition and operating results should be read in conjunction with our Consolidated Financial Statements and accompanying notes. Unless a calendar year is specified, all references to years in this discussion are to our fiscal years ended September 30.
Overview
      Our results in fiscal year 2005 were impacted by several impairment charges associated with the Supermetals Business, which reflect our lower expectations of this Business’s future performance. These charges included a $90 million goodwill asset impairment charge recorded in the second quarter and a $121 million asset impairment charge recorded in the fourth quarter. In the fourth quarter of fiscal year 2005, we also recorded a $15 million charge for cost reduction efforts in the Supermetals Business and our decision to exit the finished tantalum sputtering targets business.
      During fiscal year 2005, we experienced strong volume growth for all product lines within the Carbon Black Business. However, results for this Business were negatively impacted by significant increases in raw material costs in the rubber blacks and performance products product lines, particularly in the second half of the year. In the Metal Oxides Business there was a shift in sales volumes within the fumed metal oxides product line, with decreases in sales to the electronics segment being more than offset by increases in sales to other market segments. This shift in volumes had a negative impact on the price mix of sales within the fumed metal oxides product line, which is reflected in the results for fiscal year 2005. In addition to the charges discussed above, the Supermetals Business was negatively impacted by lower prices despite strong volume growth during the fiscal year, due to the continuing shift from fixed price and fixed volume contracts to market based pricing. This Business was also negatively impacted by the incremental costs associated with the labor dispute resulting from the expiration of the Company’s collective bargaining agreement with one of the labor unions at our facility in Boyertown, Pennsylvania. In the Specialty Fluids Business, a substantial increase in the volume of fluid being used had a positive impact on the profitability of that Business in fiscal year 2005.
      Our consolidated working capital increased during the year, which resulted in a lower operating cash flow compared to prior years. We continue to focus our efforts on improving our overall working capital position. As a result of these efforts, during the second half of the year we reduced finished goods inventory. However, this was offset by an increase in raw materials costs in the Carbon Black Business. Working capital and operating cash flow are discussed in more detail in the cash flow and liquidity section below.

Fiscal Year 2005 compared with Fiscal Years 2004 and 2003 — Consolidated

Net Sales and Gross Profit
      We reported sales of $2,125 million, $1,934 million and $1,795 million in fiscal years ending September 30, 2005, 2004 and 2003, respectively. The increase in sales in fiscal year 2005 was primarily due to higher volumes ($104 million), higher pricing ($36 million) and the positive impact of foreign currency translation ($47 million). The increase in sales in fiscal year 2004 was primarily due to higher volumes in the Carbon Black Business, the Specialty Fluids Business and the fumed metal oxides product line within the Metal Oxides Business ($129 million), as well as the positive impact of foreign currency translations ($100 million) offset partially by lower volumes in the Supermetals Business ($52 million) and unfavorable price mix in the Carbon Black and Supermetals Businesses ($55 million).
      Gross margin was 20% in fiscal year 2005, 25% in fiscal year 2004 and 24% in fiscal year 2003. The decrease in gross margin during fiscal year 2005 resulted in a negative impact on gross profit ($91 million). Overall gross profit decreased $44 million in fiscal year 2005 primarily resulting from higher raw material costs in the rubber blacks and performance products product lines of the Carbon Black Business ($73 million) and lower prices in the Supermetals Business ($23 million) offset partially by higher prices in the Carbon Black Business ($60 million). The increase in gross margin during fiscal year 2004 resulted in a positive impact to gross profit ($23 million). Overall gross profit increased $55 million in fiscal year 2004 resulting from higher volumes in the Carbon Black, Metal Oxides and Specialty Fluids Businesses ($76 million) and a decrease in charges from certain items included in costs of sales ($35 million). Also impacting gross profit in 2004 were cost improvements resulting from the “excellence” initiative we undertook in 2003 to improve our overall operating performance ($26 million). Many of the cost savings achieved under the “excellence” initiative were maintained, and new savings were attained, in fiscal year 2005. However, these savings did not incrementally impact results in 2005 as significantly as in 2004. The decrease in charges from certain items in 2004 was mostly due to 2003 restructuring costs related to the closure of the Zierbena, Spain carbon black facility, the consolidation of administrative services for the European businesses into one shared service center and a reduction in workforce in North America. Partially offsetting these benefits in 2004 were lower volumes in the Supermetals Business ($27 million) and unfavorable price mix ($54 million) in the Carbon Black and Supermetals Businesses.

Selling and Administrative Expense
      Selling and administrative expenses for fiscal years 2005, 2004 and 2003 were $240 million, $217 million and $251 million, respectively. The increase in fiscal year 2005 was primarily due to planned increases in personnel costs ($2 million), incremental costs associated with the labor dispute at our Supermetals facility in Boyertown, Pennsylvania ($8 million), an increase in costs related to the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ($5 million) and an increase in spending related to the Company’s business process improvement initiative undertaken in fiscal year 2005 ($3 million). The decrease in fiscal year 2004 was primarily due to the inclusion in 2003 of $31 million of certain items related to restructuring initiatives in Europe and North America and the recording of a reserve for our potential liabilities associated with our respirator litigation partially offset by insurance recoveries.

Research and Technical Expense
      Research and technical spending was $59 million for fiscal year 2005 compared with $53 million in fiscal year 2004 and $64 million in fiscal year 2003. The increase in fiscal year 2005 compared to 2004 was due primarily to increased spending for the development activities of Superior MicroPowders. Research and technical spending was lower in fiscal year 2004 than in 2003 primarily because of the $14 million of acquired in-process research and development technology related to the purchase of Superior MicroPowders in 2003 that was expensed and recorded in research and technical expense at the time of the acquisition.

Interest and Dividend Income and Interest Expense
      Interest and dividend income was $6 million in fiscal years 2005 and 2004 and $5 million in fiscal year 2003. The increase in fiscal year 2004 was primarily due to an increase in our average cash position and the positive impact of higher interest rates paid on our cash balances.
      Interest expense was $29 million in fiscal year 2005 compared to $30 million in fiscal year 2004 and $28 million in fiscal year 2003. The decrease in fiscal year 2005 was primarily due to the capitalization of interest related to the construction of a new carbon black facility in China and the expansion of our existing facility in Brazil, which was partially offset by increases in interest expense due to increases in our average debt outstanding year over year. In fiscal year 2004, interest expense increases were due primarily to the issuance of $175 million of ten year bonds in September 2003 at fixed rates that replaced a lower floating rate bank debt.

Other Income/(Expense)
      We reported other income of $7 million in fiscal year 2005, compared to expense of $19 million in fiscal year 2004 and income of $10 million in fiscal year 2003. The increase in other income in fiscal year 2005 is primarily due to the inclusion of $15 million of expense related to certain items in fiscal year 2004. These certain items included $12 million related to the write-down of our investment in the Sons of Gwalia as well as $3 million of charges related to currency translation adjustments. Also contributing to the increase in fiscal year 2005 is $2 million of income related to insurance recoveries and $2 million of income related to currency translation adjustments recorded in fiscal year 2005.
      Other income in fiscal year 2003 included the gain on the sale of our equity interest in Aearo Corporation for $35 million. This income was partially offset by the write-down of investments in the Sons of Gwalia and Angus & Ross of $22 million as well as costs associated with the refinancing of debt.

Effective Tax Rate
      The income tax benefit in fiscal year 2005 was $45 million. Our effective tax rate on continuing operations for fiscal year 2005 was a benefit of 48% compared to a provision of 24% in fiscal year 2004. Excluding the $23 million tax settlement recognized in the fourth quarter (discussed below) and the goodwill impairment and long-lived asset impairment charges within the Supermetals Business in the second and fourth quarters, respectively, the Company’s effective tax rate for continuing operations for fiscal year 2005 would have been approximately 19%. The decrease in the effective tax rate from 2004 actual to 2005 adjusted was principally the result of a decrease in earnings in certain jurisdictions combined with the impact of fixed dollar tax savings on these lower earnings. We expect our effective tax rate for fiscal 2006 to be between 25% and 27% before the results of several on-going audits.

      Income tax expense in fiscal year 2004 was $39 million. Our 2004 effective tax rate on continuing operations was 24% compared to 18% in fiscal year 2003. The income tax rates reflect the U.S. statutory rate of 35% increased by a charge for a valuation allowance on the Sons of Gwalia investment loss and reduced for earnings in non-U.S. jurisdictions that were taxed at rates lower than the U.S. rate, benefits from extraterritorial income exclusion, benefits from U.S. research and experimentation credits, and the benefit from a Competent Authority filing resolved in 2004. Competent Authority is an administrative procedure provided in tax treaties to mitigate the potential double taxation arising from audit adjustments made by one tax jurisdiction with respect to cross-border transactions. The increase in the effective tax rate from 2003 to 2004 was principally due to the combined impact of fixed dollar tax savings and higher earnings in certain jurisdictions.
      On July 20, 2005, the United Kingdom (“UK”) enacted legislation retroactive to March 16, 2005 that eliminates a tax benefit associated with certain debt arrangements among subsidiaries where the debt arrangements lack sufficient business purpose. Although the company believes that its existing finance structure in the UK serves legitimate business purposes, the UK Inland Revenue could challenge this position. Given the uncertainty as to the applicability of the legislation to the Company’s UK finance structure, the Company has reflected the loss of the post March 16, 2005 tax benefit in the financial statements of the fourth quarter of 2005, increasing tax expense by approximately $3 million.
      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. We assess the recoverability of our deferred tax assets on an ongoing basis. In making this assessment we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgement. In addition, we have made significant estimates involving current and deferred income taxes. We do not recognize current and future tax benefits until it is deemed probable that certain tax positions will be sustained.
      We believe that we are more likely than not to recover our net U.S. deferred tax assets of $107 million through expected future taxable income. However, recovery is dependent on achieving our forecast of future operating income over an extended period of time. As of September 30, 2005, we would require approximately $300 million in cumulative future U.S. operating income, adjusted for permanent differences to be generated at various times over approximately 20 years to realize our net U.S. deferred tax assets. We will review our forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our U.S. deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on our earnings in future periods.
      In the normal course of business, the tax filings of Cabot and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service (“IRS”). In October 2003, the IRS concluded its examination of the 1997 to 1999 tax years resulting in an initial tax assessment of $37 million. We appealed certain of the IRS determinations to the Appeals Office of the IRS and in September 2004, a settlement of these issues was agreed to with the Appeals Office that reduced the assessment to $13 million, subject to Joint Committee review. Additionally, we filed refund claims with the IRS for $19 million (including $5 million of interest) for the carryback of research and foreign tax credits from the periods under examination into the 1995 and 1996 tax years. The refund claims were examined by the IRS and were reviewed by Joint Committee. We recorded the benefit of the credits in our financial statements in the years generated, but did not accrue the interest. In September 2005, the Joint Committee approved the final settlement of the 1997 to 1999 audit and the refund claims. The result of this was a tax benefit of $23 million, recorded in the fourth quarter of fiscal year 2005, and a cash refund of $16 million which will be received in fiscal year 2006. The tax benefit related to the reversal of previously recorded reserves and previously unrecorded interest.

      Cabot is presently under audit and/or in settlement discussions with the IRS for the 2000 to 2002 tax years and with a number of non-U.S. tax authorities. Cabot expects some of these audits to be resolved during 2006, which may impact our effective tax rate.
      In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA replaces an export incentive with a deduction from domestic manufacturing income. Cabot is both an exporter and a domestic manufacturer. The loss of the export incentive tax benefit for Cabot is expected to materially exceed the tax benefit of the domestic manufacturing deduction tax benefit. The AJCA also allows U.S. companies to repatriate up to $500 million of earnings from their foreign subsidiaries in 2005 or 2006 at an effective tax rate of 5.25%. The Company does not expect to take advantage of this opportunity, nor does it expect that there is a material benefit available, given our particular circumstances and the various requirements under the law. The Company, however, will continue to study the impact and opportunities of the AJCA as additional guidance becomes available from the IRS. In response, the FASB has issued Staff Positions (“FSP”) No. 109-1 and 109-2, which outline accounting treatment for the impacts of AJCA. The FSPs state that (i) any benefit that companies may have from the domestic manufacturing deduction should be treated as a special deduction and accordingly any benefit would be reported in the year in which the income is earned and (ii) regarding the impact resulting from the repatriation of unremitted earnings in the period in which the enacted tax law was passed, companies may wait until they have the information necessary to determine the amount of the earnings they intend to repatriate.

Equity in Net Income of Affiliates
      Our share of earnings from equity affiliates was $12 million, $6 million and $5 million in fiscal years 2005, 2004 and 2003, respectively. The increase of $6 million in fiscal year 2005 was due to improved operating results in our affiliates in Mexico, Malaysia, Venezuela and Japan. In the fourth quarter of fiscal year 2005, we began to recognize our share of earnings from our equity affiliate in Japan as we have recovered our previously recognized losses associated with this affiliate. The increase of $1 million in fiscal year 2004 was due to improved operating results in our affiliates in Mexico and Venezuela offset by a decrease in results from our affiliate in Malaysia.

Net Income (Loss)
      We reported a net loss for fiscal year 2005 of $48 million ($0.84 per common share) compared to $124 million of net income ($1.82 per diluted common share) in fiscal year 2004 and $80 million of net income ($1.14 per diluted common share) in fiscal year 2003. Results for fiscal year 2005 include $193 million of after-tax charges associated with certain items ($2.95 per common share after tax) and $3 million of tax benefits related to the closure of the Altona, Australia carbon black manufacturing facility ($0.04 per common share) compared to $14 million of after-tax charges ($0.20 per diluted common share after tax) for certain items and discontinued operations in fiscal year 2004. Results for fiscal year 2003 include $47 million of after-tax charges ($0.67 per diluted common share after tax) for certain items and discontinued operations.

      Details of the certain items for fiscal years 2005, 2004 and 2003 are as follows:

	2005	2004	2003

(Dollars in millions, pre-tax)
Net income (loss)	$(48)	$124	$80

Certain items and discontinued operations
Goodwill impairment charges	$(90)	$—	$—
Long-lived asset impairment	(121)	—	—
Restructuring initiatives	(16)	(6)	(51)
Cost reduction initiatives	(15)	—	—
Reserve for respirator claims	—	2	(20)
Investment impairment charges	—	(12)	(22)
Insurance recoveries	—	—	4
In-process research and development	—	—	(14)
Asset impairment charges	—	—	(4)
Sale of equity interest	—	—	35
Other non-operating items	—	(2)	—

Subtotal of certain items	(242)	(18)	(72)
Discontinued operations	—	2	7

Total certain items and discontinued operations	(242)	(16)	(65)
Tax impact of certain items and discontinued operations	52	2	18

Total certain items and discontinued operations	$(190)	$(14)	$(47)

      Certain items for fiscal year 2005, 2004 and 2003 are recorded in the consolidated statements of operations as follows:

	2005	2004	2003

(Dollars in millions, pre-tax)
Statement of operations line item:
Cost of sales	$(26)	$(5)	$(40)
Selling and administrative expenses	(3)	2	(31)
Research and technical service	(2)	—	(14)
Goodwill impairment charge	(90)	—	—
Long-lived asset impairment charge	(121)	—	—
Other income (expense)	—	(15)	13

Total certain items, pre-tax	$(242)	$(18)	$(72)

Discontinued Operations
      In fiscal year 2004, we recorded income of $2 million ($0.03 per diluted common share) related to previously divested businesses. This amount consists of $1 million related to insurance proceeds and $1 million related to the reversal of tax reserves related to previously divested businesses. In 2003, results included income of $5 million, net of tax of $2 million ($0.06 per diluted common share) from insurance recoveries related to discontinued businesses.
      We did not record income or charges related to discontinued operations in fiscal year 2005.

Fiscal Year 2005 compared to Fiscal Years 2004 and 2003 — By Business Segment
      For fiscal year 2005, we recorded a loss from continuing operations before taxes of $93 million as compared to income of $164 million in fiscal year 2004 and income of $94 million in fiscal year 2003. These amounts include certain and other unallocated items of $272 million, $51 million and $100 million, respectively (the details of which are described in Note W), which are not included in total segment PBT of $179 million, $215 million and $194 million for the years ending September 30, 2005, 2004 and 2003, respectively.
      The decrease in total segment PBT in fiscal year 2005 when compared to 2004 relates primarily to higher raw material costs ($70 million), higher per unit cost of sales resulting from lower operating rates due to inventory drawdowns ($53 million) and higher selling and administrative costs ($12 million) partially offset by higher volumes ($62 million), higher pricing ($33 million) and the positive impact of foreign currency translation ($4 million).
      The increase in total segment PBT in fiscal year 2004 when compared to 2003 relates primarily to higher volumes in the Carbon Black, Metal Oxides and Specialty Fluids Businesses ($76 million) and lower costs resulting from our “excellence” initiative ($26 million) offset partially by decreased volumes in the Supermetals Business ($27 million) and unfavorable price mix in the Carbon Black and Supermetals Businesses ($54 million).

Carbon Black Business
      Segment sales and PBT for the Carbon Black Business for the years ending September 30, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

(Dollars in millions)
Segment Sales	$1,490	$1,325	$1,181
Segment PBT	$94	$114	$86
      Sales in the Carbon Black Business increased 12% in fiscal year 2005 from 2004. This increase was due primarily to higher volumes ($54 million), higher prices ($60 million) and the positive impact of foreign currency translation ($42 million). In fiscal year 2004, sales increased 12% from 2003 due primarily to higher volumes ($94 million) and the positive impact of foreign currency translation ($71 million) offset partially by lower prices ($30 million).
      Carbon Black Business segment PBT decreased 18% in fiscal year 2005. The decrease in PBT was due principally to higher raw material costs ($73 million) and higher per unit cost of sales resulting from lower operating rates due to inventory drawdowns ($21 million) partially offset by higher volumes ($15 million) and higher pricing ($60 million). In fiscal year 2004, segment PBT increased 33% from fiscal year 2003. The increase in PBT was due principally to higher volumes ($54 million) and lower costs resulting from our “excellence” initiatives ($16 million) partially offset by lower prices ($33 million), higher per unit cost of sales resulting from lower operating rates due to inventory drawdowns ($22 million) and higher raw material costs ($5 million).

Product Line Sales Summary
      The following table sets forth sales by product line for the Carbon Black Business for fiscal years 2005, 2004 and 2003:

	2005	2004	2003

(Dollars in millions)
Rubber blacks	$976	$863	$784
Performance products	469	427	374
Inkjet colorants	39	31	22
Superior MicroPowders	6	4	1

Total Carbon Black Sales	$1,490	$1,325	$1,181

Rubber blacks
      Volumes in the rubber blacks product line grew 4% during fiscal year 2005 due to growth in China and other developing regions as well as increased volumes under our long-term supply contracts with two major tire companies. During fiscal year 2005, however, profitability of this product line was negatively impacted by higher raw material and other energy costs, principally during the second half of the fiscal year. Although prices increased during the fiscal year, actual feedstock cost increases were higher than the feedstock cost adjustments provided by the majority of this product line’s long-term or year to year contracts.
      During 2004, the rubber blacks product line volumes increased 7% as a result of continued growth in the Asia Pacific and China regions and increasing volumes under a new contract with an existing large tire customer. These volume increases and a strong focus on both manufacturing and administrative cost reductions during the year contributed to significant improvement in the performance of the business in 2004.
      We are generally able to recover increased feedstock costs and, therefore, maintain margins through the operation of pricing formulas in our annual and long-term supply contracts. Most of our contracts provide for a price adjustment on the first day of each quarter to account for changes in feedstock costs, and, in some cases, changes in other relevant costs. The feedstock adjustments are calculated in the month prior to the beginning of the quarter in which the price change is effective, and typically are based upon the average of a relevant index over the prior three month period. Because of this time lag, during both the third and fourth quarters of fiscal year 2005, the increase in our actual feedstock costs was greater than the cost adjustment resulting from the formulas which use the relevant index averages during the months of December 2004 through February 2005 and March 2005 through May 2005, respectively. Accordingly, the contract prices applicable during the third and fourth quarters did not reflect our increased feedstock costs during those quarters. Over time, if feedstock costs decline, the financial impact of this lag on our long-term contracts should be mitigated.

Performance products
      During 2005, volumes in the performance products product line grew 5% resulting primarily from an increase in sales in the Asia Pacific and China regions. During fiscal year 2005, however, the profitability of the product line was negatively impacted by higher raw material and other energy costs. Raw material cost increases outpaced both contracted and non-contracted price increases during the fiscal year.
      During 2004, performance products volumes increased 8% as a result of continued growth across all regions. These volume increases and a strong focus on both manufacturing and administrative cost reductions during the year contributed to significant improvement in the performance of the business in 2004.

Inkjet colorants
      Inkjet colorants reported a 26% increase in revenue from during 2004 to 2005 and a 41% increase from 2003 to 2004 due to strong volumes in both the OEM and after market segments of the product line in both fiscal years 2005 and 2004. Volumes for fiscal year 2005 increased 30% when compared to fiscal year 2004. Although the increase in volumes during both fiscal years 2005 and 2004 had a positive impact on the profitability of this product line, this positive impact was partially offset by ongoing investment in both manufacturing and research and development which continued during fiscal year 2005 and 2004 to support the growth of this product line.
      During the third quarter of fiscal 2005, several printer manufacturers announced anticipated inkjet printer launches. Our inkjet colorants are included in two of these printers that are targeted at the small office and home office markets. During the fiscal year, inkjet colorants continued to make progress in developing treated pigments to enable inkjet printing to compete with other printing technologies and penetrate markets for higher volume printing applications.

Outlook for 2006
      Looking forward, we believe that the Carbon Black Business is fundamentally healthy and, should energy prices stabilize, is well positioned to return to a gross margin level that is more consistent with historical results. However, we expect that the time lag we experienced in the third and fourth quarters of fiscal year 2005 between the increases in actual feedstock costs and the contracted feedstock cost adjustments used within our rubber blacks and performance products product lines, as discussed above, will continue into the first quarter of fiscal year 2006 due to continued increases in energy costs. New capacity expansions in both China and Brazil are expected to come online in fiscal year 2006 and we are optimistic about continued growth in both the rubber blacks and performance products product lines to support this new capacity. In the inkjet colorants product line, we anticipate additional printer launches in the near future to include our pigments, which could have a significant positive impact on the volume and performance of the inkjet colorants product line. In anticipation of increased demand, we plan to spend approximately $20 million in fiscal year 2006 to expand our inkjet colorant production capacity. In addition, we expect our polymer attachment technology to create viable opportunities for application of Cabot’s pigments in high-volume, high-speed printing.

Metal Oxides Business
      Segment sales and PBT for the Metal Oxides Business for the years ending September 30, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

(Dollars in millions)
Segment Sales	$231	$221	$190
Segment PBT	$16	$18	$2
      In fiscal year 2005, sales in the Metal Oxides Business increased 5% from fiscal year 2004. This increase was due primarily to higher volumes ($7 million) and the positive impact of foreign currency translation ($4 million) partially offset by a negative price mix ($3 million). In fiscal year 2004, sales in the Metal Oxides Business increased 16% from fiscal year 2003 due primarily to higher volumes ($21 million), improved price mix within the fumed metal oxides product line ($3 million) and the positive impact of foreign currency translation ($8 million).
      The Metal Oxides Business segment PBT decreased 11% from fiscal year 2004 to fiscal year 2005. The decrease in PBT was due principally to a negative price mix ($3 million), higher per unit cost of sales resulting from lower operating rates due to inventory drawdowns ($3 million) and inventory write-offs during the year related to off-quality material ($1 million) partially offset by higher volumes ($6 million). In fiscal year 2004, segment PBT increased from fiscal year 2003 due principally to higher volumes ($13 million) and improved price mix ($3 million) within the fumed metal oxides product line.

Product Line Sales Summary
      The following table sets forth sales by product line for the Metal Oxides Business for fiscal years 2005, 2004 and 2003:

	2005	2004	2003

(Dollars in millions)
Fumed metal oxides	$231	$221	$190
Aerogel	—	—	—

Total Metal Oxides Sales	$231	$221	$190

Fumed metal oxides
      During 2005, the fumed metal oxides product line saw an increase in overall volumes of 3%. Reduced demand from a single customer in the electronics segment was more than offset by higher volumes to other segments, particularly in Asia. This resulted in a negative price mix adversely impacting the profitability of the product line. The profitability of the fumed metal oxides product line was also negatively impacted by higher energy costs, higher per unit cost of sales due to inventory drawdowns, inventory write-offs related to off-quality material during the year and increased costs related to the anticipated start up of a new fumed silica facility in Jiangxi Province, China.
      Fumed metal oxides had strong volume growth of 11% during 2004 due to improved demand in all markets. This volume growth and improved product mix were the primary contributors to an increase in fumed metal oxides PBT over 2003. The results also benefited from cost savings related to our “excellence” program.

Aerogels
      During fiscal year 2005, the aerogels product line continued to make progress in increasing its ability to operate the plant at higher rates as well as in marketing its products for translucent panels in architectural applications. The product line continued to invest in application and market development activities focused on other potential commercial markets during 2005.

Outlook for 2006
      Looking forward, we anticipate continued slowing of demand in the microelectronics market of the fumed metal oxides product line as well as the associated negative price mix. We remain optimistic about continued growth in other markets of the product line to support the new capacity coming online in Jiangxi Province, China. During the first quarter of fiscal 2006, an incident occurred at a third party industrial gas manufacturing facility co-located at our Tuscola site that could limit production capacity at our Tuscola plant for several months. We are working to operate this plant at full capacity with alternate supplies of industrial gas and, to the extent available, will use our existing finished product inventory and our other manufacturing facilities to supply our customers. However, if alternative supplies are not available, our Tuscola facility may operate at a reduced capacity until supply from the third party is restored. We continue to work on manufacturing capabilities and market development in the aerogels product line and remain hopeful that we will see progress in the growth of this business in 2006.

Supermetals Business
      Segment sales and PBT for the Supermetals Business for the years ending September 30, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

(Dollars in millions)
Segment Sales	$346	$338	$393
Segment PBT	$52	$77	$108
      In the Supermetals Business, sales increased 2% from fiscal year 2004 to fiscal year 2005. This increase was driven by increased volumes ($28 million) partially offset by lower prices ($23 million). During fiscal year 2004, sales decreased 14% from 2003 due to lower volumes ($52 million) and prices ($24 million) partially offset by the positive impact of foreign currency translation ($22 million).
      The Supermetals Business PBT decreased 32% from fiscal year 2004 to 2005, before the goodwill and long-lived asset impairment and $15 million of cost reduction initiatives recorded in 2005. This decrease was due primarily to lower pricing ($23 million), higher per unit cost of sales resulting from lower operating rates ($19 million) and incremental costs from the labor situation at our Boyertown, Pennsylvania facility ($8 million) partially offset by higher volumes ($29 million). In fiscal year 2004, segment PBT decreased 29% from 2003. This decrease was primarily due to lower volumes ($27 million) and lower prices ($24 million) partially offset by lower variable cost ($5 million) and reductions in operating costs related to the “excellence” program ($8 million). In 2004, segment sales and segment PBT were both negatively impacted by the absence of intermediate (“semi-finished”) product sales and a greater portion of tantalum powder sales being at market prices rather than at fixed contract prices. The Business was able to partially offset these impacts with additional market-based sales. As a result, while total tantalum volumes including semi-finished products decreased by 6% compared to 2003, finished product tantalum volumes increased by 8% year over year.
      During the fourth quarter of fiscal year 2005, the Company reached agreement on a new collective bargaining agreement with the Local 619C of the International Chemical Workers Union Council/United Food and Chemical Workers that settled the labor dispute that began in June 2005.
      During the second quarter of fiscal year 2005, management determined, based on a combination of factors associated with the anticipated future performance of the Supermetals Business, that the long-lived assets (including goodwill) of this Business may not be recoverable and thus an impairment analysis was performed. These factors included the continuing trend toward the use of smaller tantalum capacitors in electronics devices, resulting in significantly less tantalum powder being required for each capacitor, the continued high inventory levels in the supply chain and the expected decrease in tantalum powder sales volume and pricing as the business continues to transition to market based volumes and pricing over the next two years. The impairment analysis indicated that the estimated undiscounted cash flows of the Business were sufficient to recover the carrying value of the long-lived assets over their remaining useful lives. However, based on the estimated discounted cash flows of the Business, it was determined that the fair value of this reporting unit was below its carrying amount and that a full impairment of the goodwill existed. Accordingly, we were required to write off the entire $90 million goodwill balance of the reporting unit during the second quarter of fiscal 2005.
      Since that time, particularly during the fourth quarter of fiscal year 2005, events occurred that required management to re-evaluate the anticipated future performance of the Supermetals Business. These events included the decision by management in August 2005 to exit the manufacture and sale of finished tantalum sputtering targets, which was previously forecasted to be an important contributor to the future cash flows of the Business, and the increased likelihood of higher tantalum ore costs under our purchase commitments with Sons of Gwalia. These factors, combined with significantly lower market prices for tantalum powder than anticipated when the impairment analysis was performed in the second quarter, led management to believe that the Business’s remaining long-lived assets, after the goodwill write-off, may not be recoverable, and that a further impairment analysis was necessary. In this analysis, the carrying amount of the Business’s long-lived assets (consisting primarily of property, plant and equipment) was compared to the sum of the estimated undiscounted cash flows expected from our use of the assets over their remaining useful lives. This comparison indicated that the carrying value of the long-lived assets was in excess of their undiscounted cash flows and, therefore, an impairment existed. The Company, with the assistance of independent valuation specialists, determined the fair value of the Business’s long-lived assets using estimated discounted cash flows that we believe would be forecasted by a purchaser of the business. Since this analysis indicated that a full write-down of the long-lived assets was warranted, and to ensure that individual assets were not written down below their fair market value, we engaged independent valuation specialists to perform appraisals of individual assets. The excess of the carrying amount of the assets over their fair market value resulted in a $121 million charge that was recorded in the fourth quarter of fiscal year 2005.
      During fiscal year 2005, the Supermetals Business also recorded a charge of $15 million associated with on-going cost reduction initiatives in that Business. These charges included $8 million of asset write-downs associated with management’s decision to stop manufacturing and selling finished tantalum sputtering targets to the semiconductor industry and to instead focus on the sale of tantalum plate and ingot to sputtering target manufacturers, as well as $3 million of charges related to severance and $3 million of charges related to the write-down of assets related to abandoned research and development projects.

Outlook for 2006
      Looking forward, we remain cautious regarding the performance of Supermetals as the Business transitions from its fixed price and fixed volume contracts over the next two calendar years. In addition, the price at which we are required to purchase ore from the Sons of Gwalia commencing in January 2006 remains uncertain. The determination of that price is currently the subject of an arbitration between us and the Sons of Gwalia. There are a number of matters in dispute between the parties in the arbitration, and the arbitrator could find in favor of Cabot on certain of these matters while finding in favor of the Sons of Gwalia on others. However, if the arbitrator finds fully in favor of the Sons of Gwalia on all matters in dispute, we would be obligated to buy tantalum ore under our extended contract at prices that could increase our annual ore costs by approximately $35 million in calendar year 2006. If the arbitrator finds fully in Cabot’s favor on all matters in dispute in the arbitration, our calendar year 2006 ore costs could decrease by approximately $11 million. For contract years after 2006, the price payable may be subject to a number of factors and it is, therefore, difficult to project a range of difference for future periods. We also continue to negotiate a commercial resolution to the dispute. If the parties do not resolve this matter through a negotiated settlement, we expect a final arbitrated decision to be issued during the first quarter of calendar year 2006. Based on the range of difference in our position and Sons of Gwalia’s position, as well as the negotiations to date between us, we believe it is more likely than not that we will incur ore costs under the extended contract that are higher than our current costs, which higher costs could have a material adverse effect on this Business’s results. In light of the transition from fixed price and fixed volume contracts and the ore situation, we are continuing to reduce costs in the Supermetals Business to improve our competitive position.

Specialty Fluids Business
      Segment sales and PBT for the Specialty Fluids Business for the years ending September 30, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

(Dollars in millions)
Segment Sales	$40	$27	$12
Segment PBT	$17	$6	$(2)
      Sales in the Specialty Fluids Business increased 48% in fiscal year 2005 when compared to 2004 driven mainly by an increase in the number of customers, an increase in the number of on-going and completed jobs during the year and an increase in the average amount of fluid utilized per job. The average number of barrels of cesium fluid used per job increased 66% from fiscal year 2004 to fiscal year 2005. In fiscal year 2004, sales increased due to an increase in the volume of fluid being used.
      The PBT for this Business increased $11 million in fiscal year 2005 when compared to fiscal year 2004, due primarily to increased fluid utilization, both in total and on a per job basis. This was partly the result of two new customers using cesium fluid during the year and the start of the first large job in the Gulf of Mexico. Additionally, more jobs were completed in fiscal year 2005 than in fiscal year 2004 and higher prices for fluid not returned contributed to the increase in PBT. Segment PBT increased in fiscal year 2004 due to an increase in the number of jobs completed when compared to fiscal year 2003. The Business completed twenty-six, fifteen and twelve jobs in fiscal years 2005, 2004 and 2003, respectively.

Outlook for 2006
      Looking forward, we remain optimistic about continued growth in this business during fiscal year 2006. We continue to work on market development activities outside of the North Sea particularly in the Gulf of Mexico, the Caspian Sea and the Middle East.
Cash Flow and Liquidity
      Our cash balance increased by $22 million in 2005, from $159 million on September 30, 2004 to $181 million on September 30, 2005. During 2004, the cash balance declined by $88 million, from $247 million on September 30, 2003 and in 2003 our cash balance increased by $88 million, from $159 million on September 30, 2002. The following descriptions of the reasons for these changes in our cash balances refer to the various sections of our Consolidated Statements of Cash Flows, which appears in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2005.
      Cash generated from operating activities, which consists of net income (loss) adjusted for various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, decreased to $224 million in 2005 from $241 million in fiscal year 2004 and $258 million in fiscal year 2003. The decline in cash generated from operating activities in 2005 was due to a decrease in net income of $172 million and an increase in cash used for other liabilities of which $33 million primarily relates to pension liabilities. These changes were partly offset by a change in asset impairment charges and tax benefits of $149 million. The 2005 working capital consumption was primarily due to increases in receivable balances related to both higher selling prices in the Carbon Black Business as well as longer payment terms for certain customers in the Supermetals Business. In addition, inventory increased during the year primarily as a result of increased raw material costs in the Carbon Black Business. Changes in cash generated from operating activities in 2004 from 2003 were principally due to increases in accounts receivable and inventory balances caused by higher sales and strong market conditions. The cash generated from operating activities in 2003 was driven mainly by improvements in working capital, specifically in accounts receivable and accounts payable.
      Cash flows from investing activities, which are primarily driven by additions to property, plant and equipment as well as changes in marketable securities balances, consumed $119 million of cash in 2005 as compared to $226 million in 2004 and $111 million in 2003. The major changes in 2005 compared to 2004 were due to higher capital expenditures, which are described below, and the maturity of marketable securities. The significant change from 2003 to 2004 was the result of the purchase of $110 million of marketable securities in 2004. Capital spending on property, plant and equipment and acquisitions for 2005, 2004 and 2003 was $186 million, $119 million and $145 million, respectively. During 2005, we made extensive capital expenditures in the Carbon Black Business at the Maua, Brazil facility and the Tianjin joint venture facility in China. The major components of the 2004 and 2003 capital program included normal plant operating capital projects, and capacity expansion in the Metal Oxides and Carbon Black Businesses. Capital expenditures for 2006 are expected to be in excess of $250 million and include replacement projects, plant expansions, the Showa Cabot K.K. acquisition and the completion of projects started in fiscal year 2005. In the marketable securities area, investing activities during fiscal year 2005 included the purchase of $94 million of available-for-sale marketable securities and the maturity of $164 million of available-for-sale marketable securities, respectively, generating a net source of cash of $70 million. At September 30, 2005, Cabot holds $35 million of these available-for-sale marketable securities of which $30 million are classified as short-term investments and $5 million as other long term investments on the consolidated balance sheet. Finally, in 2003 cash flows from investing activities included a use of cash of $16 million for the purchase of Superior MicroPowders.
      Cash flows from financing activities, which primarily include changes in debt and common stock balances as well as dividend payments, consumed $81 million in 2005, compared to $101 million in 2004 and $64 million in 2003. The primary factors in the 2005 financing activities were the payments of dividends of $43 million, the use of $52 million in cash to purchase Cabot stock and cash provided by a net increase in debt of $11 million. The increase in debt was related to the repayments of long-term debt of $88 million, which was refinanced by the draw down of $82 million on the $400 million revolving line of credit agreement, $8 million of new loans to fund capital projects at our new joint venture sites in China and a $9 million increase in short term notes payable to banks. The primary factors in the 2004 financing activities are related to the repayments of long-term debt of $37 million, payments of dividends of $40 million and purchases of Cabot stock of $54 million. In 2003, the majority of the financing activities were related to payments of dividends, purchases of Cabot stock, the refinancing of debt assumed in the February 2002 acquisition of Cabot Supermetals Japan and the refinancing of Euro-denominated debt in September 2003. In addition during September 2003, a Cabot subsidiary completed a $175 million bond issuance. The Cabot subsidiary repaid its 150 million Euro borrowing from November 2000 with the proceeds from the new bond issuance.
      In May 2004, the Board of Directors authorized Cabot to purchase up to 5 million shares of our common stock, superseding the then existing authorization to repurchase up to 12.6 million shares under which approximately 1.7 million shares remained available for repurchase. We repurchased approximately 1.6 million, 1.7 million, and 1.5 million shares of our common stock for approximately $52 million, $54 million, and $41 million in 2005, 2004, and 2003, respectively. Approximately 2.7 million shares of common stock are available to be purchased under the current Board of Directors share repurchase authorization. During 2005, 2004, and 2003, we paid cash dividends of $0.64, $0.60, and $0.54, respectively, per share of common stock.
      During the fourth quarter of fiscal 2005, the Chinese government revalued the Chinese Renminbi, thus eliminating the fixed translation to the U.S. dollar. We have reviewed the effect of this revaluation with regards to the increasing growth in our Carbon Black and Metal Oxide Businesses in China. During that same quarter, the Malaysian government revalued the Malaysian Ringgit by eliminating its fixed translation to the U.S. dollar. Although we do not anticipate that the current revaluations will have a material impact on our operations and results, as with any fluctuating currency, any significant fluctuations could materially impact our results.
      We are not involved in any transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. We are not involved in any trading activities involving commodity contracts that are accounted for at fair value.

Contractual Obligations
      The following table sets forth our long-term contractual obligations which are described in greater detail below.

	Payments Due by Fiscal Year

	Total	2006	2007	2008	2009	2010	Thereafter

(Dollars in millions)
Contractual Obligations
Purchase commitments(1)	$1,014	$144	$122	$114	$83	$82	$469
Long-term debt	510	47	34	7	35	87	300
Fixed interest on long-term debt	182	27	25	23	22	19	66
Operating leases	46	9	8	8	7	6	8

Total	$1,752	$227	$189	$152	$147	$194	$843

(1)	Includes purchases of tantalum from the Sons of Gwalia at current prices (see below).

Purchase commitments
      We have long-term purchase commitments for raw materials with various key suppliers in the Carbon Black, Metal Oxides and Supermetals Businesses. The Supermetals Business purchases a significant portion of its raw material under long-term supply contracts with the Sons of Gwalia that were due to expire in 2005. In August 2003, Cabot exercised its option to renew one of the supply contracts commencing on January 1, 2006 for a period of five years. The price at which the raw materials will be purchased under the contract extension is the subject of an arbitration proceeding. Accordingly, because the specific price at which the Company will purchase tantalum ore from the Sons of Gwalia remains unknown, the table above includes commitments based on current prices. However, depending on the outcome of the dispute with the Sons of Gwalia, our actual purchase prices could be higher than reflected above. (See Note T of the consolidated financial statements).

Long-term debt and fixed interest
      At September 30, 2005, our long-term debt totaled $510 million, which matures over a period of twenty two years. Included in this amount is $82 million of Japanese yen based long-term debt. All other long-term debt is denominated in U.S. dollars, however, the $175 million bond issued in U.S. dollars was swapped to a Euro-based debt instrument. The repayment schedule above does not include the effect of swaps, which had a favorable fair value of less than $1 million at September 30, 2005. The weighted-average interest rate of long-term debt is 6.0%.
      Notes payable to banks of $34 million includes short-term borrowing and overdrafts of $25 million and checks and notes issued but not drawn of $9 million.
      In August of fiscal 2005, we terminated our $250 million revolving credit facility and entered into a new revolving credit facility under which we may borrow up to $400 million. The new revolving line of credit permits us to borrow funds on an unsecured basis in multiple currencies that are freely tradable and convertible into U.S. dollars at floating interest rates. The credit facility expires in August of 2010. As of September 30, 2005 we have 9.3 billion Japanese yen ($82 million) borrowings outstanding under this new agreement. The remaining availability under the revolving credit facility as of September 30, 2005 is $317 million, which includes a letter of credit draw down of less than $1 million. The credit facility contains various affirmative, negative and financial covenants which are customary for financings of this type, including financial covenants for certain maximum indebtedness and minimum cash flow requirements. As of September 30, 2005, we were in compliance with all of our covenants.

      At September 30, 2005, we have provided standby letters of credit totaling $15 million, which expire in fiscal 2006.
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

Restructuring
      In October 2004, we initiated a plan to shut down our Altona, Australia carbon black manufacturing facility due to our raw materials supplier’s indication that it would cease supply in September 2005, as well as the decline of the carbon black business in Australia. Production at this facility ceased on October 3, 2005. As of September 30, 2005, we expect the restructuring initiatives to result in a pre-tax charge to earnings of approximately $23 million. As of September 30, 2005, we have recorded $14 million of restructuring charges and expect to record an additional $9 million over the next twelve months. The estimated charge of $23 million includes $7 million of foreign currency translation adjustments that will be realized as a non-cash charge upon substantial liquidation of our legal entity in Altona, Australia which we expect will occur upon completion of the closing activities.
      In fiscal 2003, we initiated a European restructuring plan to reduce costs, enhance customer service and create a stronger and more competitive organization. The European restructuring initiatives are primarily related to the Carbon Black Business and included the closure of our carbon black manufacturing facility in Zierbena, Spain, the consolidation of administrative services for all European businesses in one shared service center, the implementation of a consistent staffing model for all manufacturing facilities in Europe, and the discontinuance of two energy projects. As of September 30, 2005, we have recorded $54 million of European restructuring charges, of which $4 million remains to be paid out over the next six to nine months. There also remains $9 million of foreign currency translation adjustments which will be realized as a non-cash charge upon substantial liquidation of our legal entity in Zierbena, Spain.
      At September 30, 2005, $10 million of restructuring costs remain in accrued expenses in the consolidated balance sheet. We made cash payments of $10 million in 2005 and $15 million in 2004 and 2003 related to restructuring costs and expect to make cash payments of $10 million in fiscal 2006 related to severance and employee benefits charges and site remediation costs.

Employee Benefit Plans
      We provide defined benefit plans for some U.S. and foreign employees. We have an unfunded status of approximately $201 million as of September 30, 2005 for consolidated defined benefit plans and postretirement benefit plans.

Defined Benefit Plans
      At September 30, 2005, the defined benefit underfunded pension plans are comprised of the following:

	U.S.	Foreign	Total

(Dollars in millions)
Fair value of plan assets at September 30, 2005	$132	$170	$302
Projected benefit obligation at September 30, 2005	$138	$231	$369
Underfunded status at September 30, 2005	$(6)	$(61)	$(67)

      Our significant foreign plans are in The Netherlands, the United Kingdom and Canada, which collectively represented 89% of the consolidated fair value of foreign plan assets. For those significant foreign plans, the fair value of assets was approximately $33 million below the projected benefit obligation. We contributed an aggregate amount of $11 million in 2005 to the foreign plans and expect to contribute approximately $10 million in 2006 to those plans. Contributions to foreign plans are made in foreign currencies and, therefore, are subject to fluctuations in exchange rates.
      We have assets of $12 million at September 30, 2005 that we have designated to fund pension obligations for a foreign plan. These assets are not included in the pension plan assets as of September 30, 2005. These assets do not qualify as plan assets under FAS No. 87, “Employers’ Accounting for Pensions”, because they are not specifically segregated or restricted for use to fund the defined benefit plan obligation, and, accordingly, the assets are not shown in the funded status at September 30, 2005.
      Cabot made a discretionary contribution of $1 million in fiscal 2005 to fund benefit payments under the U.S. defined benefit Supplemental Executive Retirement Plan, (“SERP”). We routinely review the funding status of the defined benefit plans to determine when a contribution will improve the overall position of the plan and as a result we expect to make a $1 million contribution to fund benefit payments under the SERP in fiscal 2006.

Postretirement Benefit Plans
      At September 30, 2005, the unfunded postretirement benefit plans are comprised of the following:

	U.S.	Foreign	Total

(Dollars in millions)
Fair value of plan assets at September 30, 2005	$—	$—	$—
Projected benefit obligation at September 30, 2005	$(117)	$(17)	$(134)
Underfunded status at September 30, 2005	$(117)	$(17)	$(134)
      Cabot’s postretirement benefit plans provide certain health care and life insurance benefits for retired employees. Typical of such plans, the Cabot postretirement plans are unfunded. Costs associated with these plans are recorded as expense in the statement of operations when claims or insurance premiums come due. In the U.S., Cabot has capped its retiree medical costs to an average amount per retiree, to limit the Company’s financial responsibility for the cost of providing medical coverage to retirees and to mitigate the risk of potential escalation in costs borne by Cabot for retiree medical coverage. We paid benefits under these plans of $8 million in the U.S. and $1 million outside of the US during fiscal 2005. We expect to pay $9 million under the U.S. plans and $1 million under the foreign plans during 2006.

Environmental and Litigation
      Cabot has a $17 million reserve for environmental matters as of September 30, 2005 for remediation costs at various environmental sites. These sites are primarily associated with businesses divested in prior years. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Additionally, we have recorded an $18 million reserve for respirator claims as of September 30, 2005 and we expect to pay approximately $10 million over the next five years. We have other litigation costs associated with lawsuits arising in the ordinary course of business including claims filed against the Company in connection with certain discontinued operations. Management expects cash on hand, cash from operations and present financing arrangements, including our unused lines of credit, to be sufficient to meet our cash requirements for at least the next twelve months and the foreseeable future.
Newly Issued and Adopted Accounting Pronouncements
      In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies certain terminology contained in FAS No. 143, “Accounting for Asset Retirement Obligations”. The interpretation will result in (i) more consistent recognition of liabilities relating to asset retirement obligations, (ii) more information about expected future cash outflows associated with those obligations and (iii) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. The guidance is effective for the Company no later than the fourth quarter of fiscal 2006, although earlier adoption is permitted. Cabot is in the process of evaluating the impact of FIN 47 upon adoption on its consolidated financial statements.
      In December 2004, the FASB released its final revised standard entitled FASB Statement No. 123R, “Share-Based Payment” (“FAS 123R”), which will significantly change accounting practice with respect to employee stock options and other stock based compensation (including employee stock purchase plans). FAS 123R requires companies to recognize, as an operating expense, the estimated fair value of share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans. The expense will be based on the grant-date fair value of the award and recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (usually the vesting period). The standard provides for three alternative transition methods including (i) a modified prospective application (“MPA”), without restatement of prior interim periods in the year of adoption, (ii) MPA with restatement of prior interim periods in the year of adoption and (iii) a modified retrospective application. The Company has chosen to use the MPA transition method without restatement of prior interim periods and continues to evaluate the expected impact to the consolidated financial statements. In April 2005, the FASB delayed implementation of FAS 123R. It became effective for the Company on October 1, 2005.
      In November 2004, FASB issued Statement No. 151, “Inventory Costs an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“FAS 151”) to improve financial reporting and global comparability of inventory accounting. The amendment, which adopted language similar to that used in the International Accounting Standards Board’s (“IASB”) International Accounting Standard 2 (“IAS 2”), clarifies that inventory related expenses, such as abnormal amounts of idle facility expense, freight, handling costs, and wasted or spoiled materials should be recognized as current period charges. The statement also requires fixed production overhead allocations to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred beginning October 1, 2005. The adoption of FAS No. 151 is not expected to have a significant impact on the consolidated financial statements.
      In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA replaces an export incentive with a deduction from domestic manufacturing income. Cabot is both an exporter and a domestic manufacturer. The Company’s loss of the export incentive tax benefit is expected to materially exceed the tax benefit it should receive from the domestic manufacturing deduction. The AJCA also allows U.S. companies to repatriate up to $500 million of earnings from their foreign subsidiaries in 2005 or 2006 at an effective tax rate of 5.25%. The Company does not expect to take advantage of this opportunity, nor does it expect that there is a material benefit available, given our particular circumstances and the various requirements under the law. The Company, however, will continue to study the impact and opportunities of the AJCA, as additional guidance becomes available from the IRS. In response, the FASB has issued Staff Position (“FSP”) No. 109-1 and 109-2, which outline accounting treatment for the impacts of AJCA. The FSPs state that (i) any benefit that companies may have from the domestic manufacturing deduction be treated as a special deduction and accordingly any benefit would be reported in the year in which the income is earned and (ii) regarding the impact resulting from the repatriation of unremitted earnings in the period in which the enacted tax law was passed, companies may wait until they have the information necessary to determine the amount of the earnings they intend to repatriate.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Risk Management

Market Risk
      Our principal financial risk management objective is to identify and monitor our exposure to changes in interest rates and foreign currency rates, in order to assess the impact that changes in each could have on future cash flow and earnings. We manage these risks through normal operating and financial activities and, when deemed appropriate, through the use of derivative financial instruments as well as foreign currency debt. Certain information related to our market risk is included in the notes to our consolidated financial statements in item 8 below.
      Our financial risk management policy prohibits entering into financial instruments for speculative purposes. All instruments entered into by Cabot are reviewed and approved by Cabot’s Financial Risk Management Committee, an internal management committee charged with enforcing Cabot’s financial risk management policy.
      By using derivative instruments, we are subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, our credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a repayment risk for Cabot. We minimize the credit (or repayment) risk in derivative instruments by entering into transactions with highly-rated counterparties that are reviewed periodically by us.

Interest Rates
      As of September 30, 2005, we had debt totaling $510 million and interest rate swaps with a notional value of $177 million. The interest rate swaps were entered into as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant.
      Japanese Yen Interest Rate Swaps — We use both yen based debt and cross currency swaps to hedge our net investment in Japanese subsidiaries against adverse movements in exchange rates. We have a 9.3 billion Japanese yen ($82 million) debt outstanding, which is borrowed against our $400 million revolving line of credit, which expires in August of 2010. The remaining availability under the revolving credit facility as of September 30, 2005 is $317 million, which includes a letter of credit draw down of less than $1 million. We entered into two interest rate swaps with an aggregate notional amount of 9.3 billion yen ($82 million). The swaps are variable-for-fixed rate swaps with semi-annual interest payments and mature in fiscal 2010. The swaps are derivative instruments as defined by FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and have been designated as cash flow hedges. These swaps hedge the variability of the cash flows caused by changes in Yen Libor interest rates. Changes in the value of the effective portion of cash flow hedges are reported in other comprehensive income, while the ineffective portion is reported in earnings. The swaps had positive fair values (assets) of less than $1 million on September 30, 2005 and 2004, respectively, and are included in other assets. There was no charge to earnings for either of the periods ending September 30, 2005 or 2004. Within the next twelve months, we expect to reclassify $4 million of gains from accumulated other comprehensive income to earnings.
      Japanese Yen Cross Currency Swaps — We have two cross currency swaps, which in total swapped $41 million U.S. dollar at three-month U.S. LIBOR interest rates for 5 billion Japanese yen at three-month yen LIBOR interest rates. We receive interest payments on $41 million at three-month U.S. dollar LIBOR interest rates and make interest payments on 5 billion Japanese yen at three-month Japanese yen LIBOR interest rates. The cross currency swaps reduce Cabot’s interest rate by 3.78% on the notional amount of $41 million as of September 30, 2005 given rates in force as of that date. During fiscal 2005, we extended the maturity date of these swaps to October 2006. Included in other liabilities at September 30, 2005 and 2004 is $3 million and $5 million, respectively, related to the fair value of the cross currency swaps. The change in fair value of the cross currency swaps of $2 million for the twelve months ending September 30, 2005 has been recorded as a foreign currency translation gain in accumulated other comprehensive income (loss), offsetting foreign currency translation adjustments of Cabot’s yen denominated net investments. The effectiveness of these hedges is based on changes in the spot foreign exchange rates and the balance of Cabot’s yen denominated net investments. The amount of net losses recorded in earnings for the period related to the ineffectiveness of the hedges was nominal.

      Japanese Net Investment Hedge — The 9.3 billion Japanese yen debt of $82 million and $84 million, respectively, has been designated as a net investment hedge under FAS No. 133. At September 30, 2005 and 2004, zero and $9 million, respectively was included as a charge to cumulative translation adjustment with a corresponding amount in other liabilities related to the revaluation of the debt from yen to U.S. dollar.
      Medium Term Notes Interest Rate Swaps — We have outstanding two fixed-to-variable interest rate swaps with an aggregate notional amount of $60 million. The swaps have been designated as fair value hedges. The interest rate swaps and the related medium term notes mature on various dates through February 2007. The positive fair values (assets) of the derivative instruments were less than $1 million and $2 million at September 30, 2005 and 2004, respectively, and have been recorded as other assets in the consolidated balance sheet with a corresponding increase to long-term debt. The interest rate swaps were determined to be highly effective and no amount of ineffectiveness was recorded in earnings during the period ended September 30, 2005 and 2004.
      As of September 30, 2005 and 2004, after adjusting for the effect of the interest rate swap agreements, we have fixed rate debt of $415 million and $419 million, respectively, and floating rate debt of $95 million, in both years. Holding other variables constant (such as exchange rates and debt levels), a 100 basis point increase in interest rates would decrease the unrealized fair market value of the fixed rate debt by approximately $24 million and $27 million on September 30, 2005 and 2004, respectively. The earnings and cash flow impact in 2005 resulting from a 100 basis point increase in short-term interest rates would be approximately $1 million, holding all other variables constant.
      A 100 basis point increase in global interest rates would increase the derivative instruments’ fair value by $1 million at September 30, 2005 compared to a $1 million decrease at September 30, 2004. Any increase or decrease in the fair value of our interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability, or cash flow.
      As of September 30, 2005, we had $181 million in cash and $36 million in readily available cash investments. In order of priority, it is our policy to invest excess cash in instruments that will protect principal, ensure liquidity and optimize the rate of return. Interest income earned may vary as a result of changes in interest rates and average cash balances, which could fluctuate over time.

Foreign Currency
      Cabot’s international operations are subject to certain risks, including currency fluctuations and government actions. Our Treasury function, under the guidance of the Financial Risk Management Committee, continuously monitors foreign exchange exposures, so that we can respond to changing economic and political environments. Exposures primarily relate to assets and liabilities denominated in foreign currencies as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, we use short-term forward contracts to minimize the exposure to foreign currency risk. In 2005, 2004, and 2003, none of Cabot’s forward contracts were designated as hedging instruments under FAS No. 133. Cabot’s forward foreign exchange contracts are denominated primarily in the Euro, Japanese yen, British pound sterling, Canadian dollar, Australian dollar and Indonesian rupiah.
      As part of a $175 million bond issuance, a Cabot subsidiary entered into a ten-year contract with a notional amount of $140 million to swap U.S. dollars to Euros. This cross currency swap has been designated as a foreign currency cash flow hedge. This swap hedges the variability of the cash flows on $140 million or 80% of the debt issuance, for changes in the exchange rates over the life of the debt instrument. Changes in the value of the effective portion of the cash flow hedge are reported in other comprehensive income, while the ineffective portion is reported in earnings. This swap had negative fair values (liabilities) of $21 million and $18 million on September 30, 2005 and 2004, respectively, and is included in other liabilities. There was no charge to earnings for the years ended September 30, 2005 and 2004, and we do not expect to reclassify any material gains or losses from accumulated other comprehensive income to earnings within the next twelve months.

      The Cabot subsidiary also holds two swaps on the remaining issuance of $35 million or 20% of the bond issuance. The first is a fixed to floating swap on the fixed rate coupon of 5.25% to a six-month U.S. LIBOR rate plus a spread of 62 basis points. The variable interest rate on the swap resets with the terms of the bond coupon payments. This swap has been designated as a fair value hedge and had a nominal fair value on September 30, 2005 and 2004. The interest rate swaps were determined to be highly effective and a nominal amount of ineffectiveness was recorded in earnings during the periods ended September 30, 2005 and 2004. The second swap is a basis swap on $35 million of the bond issuance which converts U.S. dollars at variable interest rates to Euros at variable interest rates. This swap has not been designated as a “fair value” hedge under FAS 133. The basis swap had a negative fair value (liabilities) of $2 million and $3 million on September 30, 2005, and 2004, respectively, which is included in other liabilities. Changes in the value of the swap are recognized immediately in earnings, and are offset by the recognition in earnings of the revaluation of the underlying debt.
      We recorded less than $1 million of assets and $26 million of liabilities to recognize the fair value of currency instruments at September 30, 2005 and September 30, 2004. A 10% appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $41 million and $34 million at September 30, 2005 and 2004, respectively. A 10% depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $38 million and $36 million at September 30, 2005 and 2004, respectively. Any increase or decrease in the fair value of Cabot’s currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability, or cash flow.

Political Risk
      We are exposed to political or country risks inherent in doing business in some countries. These risks may include actions of governments, importing and exporting issues, contract loss and asset abandonment. We consider these risks carefully in connection with our investment and operating activities.

Share Repurchases
      We repurchase our shares in order to offset dilution caused by issuing shares under our various employee stock plans. In addition, we may repurchase our shares as one method of returning excess cash to shareholders.

Item 8.	Financial Statements and Supplementary Data

CABOT CORPORATION
CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30

	2005	2004

(Dollars in millions, except share and per share amounts)
Current assets:
Cash and cash equivalents	$181	$159
Short-term marketable securities investments	30	70
Accounts and notes receivable, net of reserve for doubtful accounts of $4 and $5	430	384
Inventories	495	482
Prepaid expenses and other current assets	66	38
Deferred income taxes	41	40
Assets held for sale	5	—

Total current assets	1,248	1,173

Investments:
Equity affiliates	63	56
Long-term marketable securities and cost investments	6	37

Total investments	69	93

Property, plant and equipment	2,262	2,356
Accumulated depreciation and amortization	(1,430)	(1,438)

Net property, plant and equipment	832	918

Other assets:
Goodwill	25	111
Intangible assets, net of accumulated amortization of $9 and $8	6	7
Assets held for rent	37	33
Deferred income taxes	108	35
Other assets	49	56

Total other assets	225	242

Total assets	$2,374	$2,426

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30

	2005	2004

(Dollars in millions, except share and per share amounts)
Current liabilities:
Notes payable to banks	$34	$24
Accounts payable and accrued liabilities	321	290
Income taxes payable	30	50
Deferred income taxes	1	—
Current portion of long-term debt	47	8

Total current liabilities	433	372

Long-term debt	463	506
Deferred income taxes	15	22
Other liabilities	307	290
Commitments and contingencies (Note T)
Minority interest	57	45
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Series A Junior Participating Preferred Stock issued and outstanding: none
Series B ESOP Convertible Preferred Stock 7.75% Cumulative issued: 75,336 shares, outstanding: 61,068 and 64,695 shares (aggregate per share redemption value of $44 and $48)	61	64
Less cost of shares of preferred treasury stock	(38)	(38)
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued and outstanding: 62,971,872 and 63,055,006 shares	63	63
Less cost of shares of common treasury stock	(5)	(5)
Additional paid-in capital	32	52
Retained earnings	1,127	1,218
Unearned compensation	(41)	(49)
Deferred employee benefits	(42)	(45)
Notes receivable for restricted stock	(19)	(19)
Accumulated other comprehensive loss	(39)	(50)

Total stockholders’ equity	1,099	1,191

Total liabilities and stockholders’ equity	$2,374	$2,426

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30

	2005	2004	2003

(Dollars in millions, except per share amounts)
Net sales and other operating revenues	$2,125	$1,934	$1,795
Cost of sales	1,692	1,457	1,373

Gross profit	433	477	422
Selling and administrative expenses	240	217	251
Research and technical expenses	59	53	64
Goodwill impairment charge	90	—	—
Long-lived asset impairment charge	121	—	—

Income (loss) from operations	(77)	207	107
Interest and dividend income	6	6	5
Interest expense	(29)	(30)	(28)
Other income (charges)	7	(19)	10

Income (loss) from continuing operations before taxes, equity in net income of affiliated companies and minority interest	(93)	164	94
Benefit (provision) for income taxes	45	(39)	(17)
Equity in net income of affiliated companies, net of tax of $2, $4 and $2	12	6	5
Minority interest in net income, net of tax of $3, $1 and $2	(12)	(9)	(7)

Income (loss) from continuing operations	(48)	122	75
Discontinued operations:
Income from discontinued businesses, net of income taxes of zero, $(1) and $2	—	2	5

Net income (loss)	(48)	124	80
Dividends on preferred stock, net of tax benefit of $1, $1 and $1	(3)	(3)	(3)

Income (loss) available to common shares	$(51)	$121	$77

Weighted-average common shares outstanding, in millions:
Basic	60	59	59

Diluted	60	68	70

Income (loss) per common share:
Basic:
Continuing operations	$(0.84)	$2.04	$1.24
Income from discontinued businesses	—	0.03	0.08

Net income (loss) per share — basic	$(0.84)	$2.07	$1.32

Diluted:
Continuing operations	$(0.84)	$1.79	$1.08
Income from discontinued businesses	—	0.03	0.06

Net income (loss) per share — diluted	$(0.84)	$1.82	$1.14

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30

	2005	2004	2003

(Dollars in millions)
Cash Flows from Operating Activities:
Net income (loss)	$(48)	$124	$80
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	142	134	135
Deferred tax benefit	(57)	—	(31)
Equity in net income of affiliated companies	(12)	(7)	(5)
Asset impairment charges	221	15	33
Non-cash compensation	27	25	23
In process research and development charge	—	—	14
Gain on sale of investment	—	—	(35)
Other non-cash charges, net	14	14	14
Changes in assets and liabilities, net of acquisitions and the effect of consolidation of equity affiliates:
Accounts and notes receivable	(39)	(45)	4
Inventories	(9)	(20)	(21)
Prepaid expenses and other current assets	5	—	—
Accounts payable and accrued liabilities	26	7	20
Income taxes payable	11	4	3
Other liabilities	(48)	(15)	1
Other, net	(9)	5	23

Cash provided by operating activities	224	241	258

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(186)	(119)	(129)
Proceeds from sales of property, plant and equipment	1	4	2
Increase in assets held for rent	(4)	(4)	(4)
Purchase of marketable securities investments	(94)	(110)	—
Purchase of interest in equity affiliate	—	(2)	—
Proceeds from maturity of marketable securities investments	164	5	36
Acquisitions, net of cash acquired	—	—	(16)

Cash used in investing activities	(119)	(226)	(111)

Cash Flows from Financing Activities:
Proceeds from long-term debt	90	—	250
Repayments of long-term debt	(88)	(37)	(227)
Increase (decrease) in notes payable to banks, net	9	14	(32)
Purchases of preferred and common stock	(52)	(54)	(41)
Sales of preferred and common stock	5	9	19
Cash dividends paid to stockholders	(43)	(40)	(36)
Cash dividends paid to minority interest stockholders	(8)	(6)	(4)
Restricted stock loan repayments	6	13	7

Cash used in financing activities	(81)	(101)	(64)

Effect of exchange rate changes on cash	(2)	(2)	5

Increase (decrease) in cash and cash equivalents	22	(88)	88
Cash and cash equivalents at beginning of year	159	247	159

Cash and cash equivalents at end of year	$181	$159	$247

Income taxes paid	$34	$36	$33
Interest paid	26	27	22
Restricted stock issued for notes receivable, net of forfeitures	6	13	7
The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended September 30

	Preferred	Common			Accumulated			Notes
	Stock,	Stock,			Other			Receivable
	Net of	Net of	Additional		Comprehensive		Deferred	for	Total	Total
	Treasury	Treasury	Paid-In	Retained	Income	Unearned	Employee	Restricted	Stockholders’	Comprehensive
	Stock	Stock	Capital	Earnings	(Loss)	Compensation	Benefits	Stock	Equity	Income

(Dollars in millions)
2003
Balance at September 30, 2002	$35	$56	$5	$1,120	$(127)	$(38)	$(51)	$(23)	$977

Net income				80						$80
Foreign currency translation adjustments					63					63
Change in unrealized loss on available-for-sale securities					8					8
Changes in unrealized gain on derivative instruments					(1)					(1)
Minimum pension liability adjustment					(22)					(22)

Total comprehensive income									128	$128

Common dividends paid				(33)					(33)
Issuance of stock under employee compensation plans, net of forfeitures		2	39			(21)		(7)	13
Tax benefit on vesting of restricted stock			3						3
Purchase and retirement of common stock		(2)	(35)	(4)					(41)
Preferred stock conversion	(3)	1	2						—
Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit of $1				(3)					(3)
Principal payment by Employee Stock Ownership Plan under guaranteed loan							3		3
Amortization of unearned compensation						23			23
Notes receivable for restricted stock — payments and forfeitures								9	9

Balance at September 30, 2003	$32	$57	$14	$1,160	$(79)	$(36)	$(48)	$(21)	$1,079

	Preferred	Common			Accumulated			Notes
	Stock,	Stock,			Other			Receivable
	Net of	Net of	Additional		Comprehensive		Deferred	for	Total	Total
	Treasury	Treasury	Paid-In	Retained	Income	Unearned	Employee	Restricted	Stockholders’	Comprehensive
	Stock	Stock	Capital	Earnings	(Loss)	Compensation	Benefits	Stock	Equity	Income

(Dollars in millions)
2004
Net income				124						$124
Foreign currency translation adjustments					27					27
Change in unrealized loss on available-for-sale securities					(7)					(7)
Changes in unrealized gain on derivative instruments					(5)					(5)
Minimum pension liability adjustment					14					14

Total comprehensive income									153	$153

Common dividends paid				(37)					(37)
Issuance of stock under employee compensation plans, net of forfeitures		2	55			(38)		(13)	6
Tax benefit on vesting of restricted stock			4						4
Purchase and retirement of common stock		(2)	(26)	(26)					(54)
Preferred stock conversion	(6)	1	5						—
Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit of $1				(3)					(3)
Principal payment by Employee Stock Ownership Plan under guaranteed loan							3		3
Amortization of unearned compensation						25			25
Notes receivable for restricted stock — payments and forfeitures								15	15

Balance at September 30, 2004	$26	$58	$52	$1,218	$(50)	$(49)	$(45)	$(19)	$1,191

	Preferred	Common			Accumulated			Notes
	Stock,	Stock,			Other			Receivable
	Net of	Net of	Additional		Comprehensive		Deferred	for	Total	Total
	Treasury	Treasury	Paid-In	Retained	Income	Unearned	Employee	Restricted	Stockholders’	Comprehensive
	Stock	Stock	Capital	Earnings	(Loss)	Compensation	Benefits	Stock	Equity	Income

(Dollars in millions)
2005
Net loss				(48)						$(48)
Foreign currency translation adjustments					22					22
Changes in unrealized loss on derivative instruments					(6)					(6)
Minimum pension liability adjustment					(5)					(5)

Total comprehensive loss									(37)	$(37)

Common dividends paid				(40)					(40)
Issuance of stock under employee compensation plans, net of forfeitures		1	26			(19)		(8)	—
Tax benefit on vesting of restricted stock			2						2
Purchase and retirement of common stock		(2)	(50)						(52)
Preferred stock conversion	(3)	1	2						—
Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit of $1				(3)					(3)
Principal payment by Employee Stock Ownership Plan under guaranteed loan							3		3
Amortization of unearned compensation						27			27
Notes receivable for restricted stock — payments and forfeitures								8	8

Balance at September 30, 2005	$23	$58	$32	$1,127	$(39)	$(41)	$(42)	$(19)	$1,099

The accompanying notes are an integral part of these financial statements.

Note A.     Significant Accounting Policies
      The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The significant accounting policies of Cabot Corporation (“Cabot” or “the Company”) are described below.

Principles of Consolidation
      The consolidated financial statements include the accounts of Cabot and majority-owned and controlled U.S. and non-U.S. subsidiaries. Additionally, Cabot considers consolidation of entities over which control is achieved through means other than voting rights, of which there were none. Intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents
      Cash equivalents include all highly liquid investments with a maturity of three months or less at date of acquisition. The cash balance also includes checks issued but not paid of $9 million and $11 million that are also included in notes payable to banks on the consolidated balance sheets at September 30, 2005 and 2004, respectively.

Inventories
      Inventories are stated at the lower of cost or market. The cost of most U.S. inventories is determined using the last-in, first-out (“LIFO”) method. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the first-in, first-out (“FIFO”) method.

Investments
      The Company has investments in equity affiliates and marketable securities as well as investments accounted for at cost. As circumstances warrant, all investments are subject to periodic impairment reviews. Unless consolidation is required, investments in equity affiliates, where Cabot generally owns between 20% and 50% of the affiliate, are accounted for using the equity method. Cabot records its share of the equity affiliate’s results of operations based on its percentage of ownership of the affiliate. Dividends received from equity affiliates are a return of capital and recorded as a reduction to the equity investment value. All investments in marketable securities are classified as available-for-sale and are recorded at their fair market values with the corresponding unrealized holding gains or losses, net of taxes, recorded as a separate component of other comprehensive income (loss) within stockholders’ equity. Unrealized losses that are determined to be other than temporary, based on current and expected market conditions, are recognized in net income. The fair value of marketable securities is determined based on quoted market prices at the balance sheet dates. The cost of marketable securities sold is determined by the specific identification method. Investments that do not have readily determinable market values are recorded at cost. Short-term investments consist of investments in marketable securities with maturities of one year or less.

Property, Plant and Equipment
      Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is generally calculated using the straight-line method over the estimated useful lives. The depreciable lives for buildings, machinery and equipment, and other fixed assets are twenty to twenty-five years, ten to twenty years, and three to twenty years, respectively. The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are relieved from the accounts and resulting gains or losses are included in income (loss) from continuing operations in the consolidated statements of operations.
      Expenditures for repairs and maintenance are charged to expenses as incurred. Expenditures for major renewals and betterments, which significantly extend the useful lives of existing plant and equipment, are capitalized and depreciated.

      Cabot capitalizes interest cost in accordance with Financial Accounting Standard (“FAS”) No. 34, “Capitalization of Interest Cost.” This statement establishes standards for capitalizing interest cost as part of the historical cost of acquiring and constructing certain assets that require a period of time to get them ready for their intended use. During 2005, Cabot capitalized $2 million of interest cost as part of the cost of constructing its manufacturing lines in China and Brazil, which will be amortized over the life of the related assets. There was no interest cost capitalized during 2004.

Goodwill and Other Intangible Assets
      Goodwill is comprised of the cost of business acquisitions in excess of the fair value assigned to the net tangible assets and identifiable intangible assets acquired. Goodwill is not amortized and is reviewed for impairment at least annually. The annual review consists of the comparison of each reporting unit’s carrying value to its fair value. The fair value of a reporting unit is based on discounted estimated cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates, capital expenditures, discount rates and market conditions over an estimate of the remaining operating period. If an impairment exists, a loss is recorded to write down the value of goodwill to its implied fair value (see further discussion in Note D).
      Cabot’s intangible assets are primarily comprised of patented and unpatented technology and minimum pension liability adjustments. Finite lived intangible assets are amortized over their estimated useful lives. Amortization expense was $1 million, $2 million and $1 million in 2005, 2004 and 2003, respectively.

Assets Held for Rent
      Assets held for rent represent cesium formate product in the Specialty Fluids segment that will be rented to customers in the normal course of business. Assets held for rent are stated at average cost. At September 30, 2005 and 2004, Cabot had assets held for rent of $37 million and $33 million, respectively.

Assets Held for Sale
      Cabot classifies its long-lived assets as held for sale when management commits to a plan to sell the assets, the assets are ready for immediate sale in their present condition, an active program to locate buyers has been initiated, the sale of the assets is probable and expected to be completed within one year, the assets are marketed at reasonable prices in relation to their fair value and it is unlikely that significant changes will be made to the plan to sell the assets. The Company measures long-lived assets to be disposed of by sale at the lower of the carrying amount and fair value, less cost to sell.
      During the fourth quarter of fiscal 2005, the Company has classified $5 million of property, plant and equipment related to its direct finished tantalum sputtering target business as assets held for sale (see further discussion in Note D). The Company recorded an impairment charge of $8 million, representing the amount by which their carrying value exceeded its fair value. This impairment charge is reported as a component of cost of sales in the accompanying consolidated statements of operations.
      Cabot did not have assets held for sale as of September 30, 2004.

Asset Retirement Obligations
      Cabot accounts for asset retirement obligations in accordance with FAS No. 143, “Accounting for Asset Retirement Obligations”. Cabot has determined that certain legal obligations exist primarily related to site restoration activities legally required upon the closing of certain facilities. However, until a closure date is determined for a facility, these facilities and the associated legal obligations have an indeterminate life. Accordingly, the fair value of the liability cannot be reasonably estimated and an asset retirement obligation will not be recognized until Cabot decides to close such facilities. Cabot had $5 million of asset retirement obligations at September 30, 2005 and 2004 related to the closure of the Company’s carbon black manufacturing facilities in Zierbena, Spain and Altona, Australia (as further discussed in the restructuring footnote at Note P). Cabot also had $3 million reserve at September 30, 2005 and 2004 related to the decommissioning of storage bins used in the Supermetals Business that can not be closed without governmental approval. There was no activity in this reserve balance during the fiscal years ending September 30, 2005 and 2004. Cabot expects the liability related to the Supermetals Business to be paid over the next twenty-four to thirty-six months.

Impairment of Long-Lived Assets
      Cabot’s long-lived assets include property, plant, equipment, long-term investments and other intangible assets. The carrying values of long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An asset impairment is recognized when the carrying value of the asset, excluding goodwill, is not recoverable based on the undiscounted estimated cash flows to be generated by the assets. An impairment is recorded, if necessary, equal to the amount by which the carrying value of the asset exceeds its fair value. Cabot’s estimates reflect management’s assumptions about selling prices, production and sales volumes, costs and market conditions over an estimate of the remaining operating period. If an impairment is indicated, the asset is written down to fair value. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when Cabot abandons the utilization of the asset.

Foreign Currency Translation
      The functional currency of the majority of Cabot’s foreign subsidiaries is the local currency in which the subsidiaries operate. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet dates. Income and expense items are translated at average monthly exchange rates during the year. Unrealized currency translation adjustments are accumulated as a separate component of other comprehensive income (loss) within stockholders’ equity. Foreign currency gains and losses arising from transactions denominated in currencies other than the subsidiary’s functional currency are reflected in net income. Certain gains and losses are offset by derivative instruments held as discussed in Note K. Included in other charges are net foreign currency transaction gains of $2 million in 2005 and net foreign currency transaction losses of $2 million and $1 million in 2004 and 2003, respectively. Cabot included in net income (loss) a gain of $2 million in 2005, and a loss $3 million in 2004 and zero in 2003 related to currency translation adjustments recorded upon substantial liquidation of certain Cabot entities.

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

Revenue Recognition
      Cabot derives most of its revenues from the sale of rubber blacks, performance products, fumed metal oxides, tantalum and related products and from the rental and sale of cesium formate. Revenue from product sales is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Revenue from the rental of cesium formate is recognized throughout the rental period based on the contracted rental amount. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. Other operating revenues, which represents less than ten percent of total revenues, include tolling, servicing and royalties for licensed technology.
      Cabot’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which establishes criteria that must be satisfied before revenue is realized or realizable and earned. Cabot recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Cabot generally is able to ensure that products meet customer specifications prior to shipment. If we are unable to determine that the product has met the specified objective criteria prior to shipment, the revenue is deferred until product acceptance has occurred. Certain customer contracts contain price protection clauses that provide for the potential reduction in past or future sales prices. Cabot analyzes these contract provisions to determine if an obligation related to these clauses exists. While such price protection clauses have not created a significant obligation for the Company, significant changes in future sales prices could adversely impact the Company’s revenue.
      Under certain multi-year supply contracts with declining prices and minimum volumes, Cabot recognizes revenue based on the estimated average selling price over the contract lives. At September 30, 2005 and 2004, Cabot had $1 million and $3 million, respectively, of revenue deferred related to certain supply agreements representing the difference between the billed price and the estimated average selling price. The deferred revenue will be recognized as customers purchase the contracted minimum volumes through 2006.
      Cabot prepares its estimates for sales returns and allowances, discounts and volume rebates quarterly based primarily on historical experience and contractual obligations updated for changes in facts and circumstances, as appropriate. The Company offers certain of its customers cash discounts and volume rebates as sales incentives. The discounts and rebates are recorded as a reduction of sales at the time revenue is recognized based on historical experience. Rebates are estimated and recorded based primarily on historical experience and contractual obligation. A provision for sales returns and allowances is recorded at the time of sale based on historical experience as a reduction of sales.
      Accounts and notes receivable as of September 30, 2005 and 2004, primarily include trade accounts receivable, which arise in the normal course of business, income tax receivables of $23 million and $18 million, respectively, and current portion of notes receivable of $6 million and $5 million, respectively. Trade receivables are recorded at the invoiced amount and do not bear interest. Cabot maintains allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both a historical and prospective basis. Customer account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. Provisions and charge-offs in fiscal 2005 and 2004 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.
      Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price in accordance with Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs.” Shipping and handling costs are included in cost of sales.

Research and Technical Expenses
      Research and technical expenses as disclosed in the consolidated statements of operations are expensed as incurred in accordance with FAS No. 2, “Accounting for Research and Development Costs.”

Income Taxes
      Deferred income taxes are determined based on the estimated future tax effects of differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are recognized to the extent that realization of those assets is considered to be more likely than not. A valuation allowance is established for deferred taxes when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Provisions are made for the U.S. income tax liability and additional non-U.S. taxes on the undistributed earnings of non-U.S. subsidiaries, except for amounts Cabot has designated to be indefinitely reinvested.

Equity Incentive Plans
      Cabot records stock-based compensation plans using the intrinsic value method consistent with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. If Cabot applied the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation”, and expensed stock options, Cabot would have recorded compensation expense of $2 million for stock options, in addition to the pre-tax charge of $27 million, $25 million and $23 million of compensation expense for restricted stock in each of the fiscal years 2005, 2004 and 2003, respectively. The following table illustrates the effect on net income (loss) and earnings per share if Cabot had applied the fair value recognition provisions of FAS No. 123.

	Years Ended September 30

	2005	2004	2003

(Dollars in millions, except per share amounts)
Net income (loss), as reported	$(48)	$124	$80
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	21	19	18
Deduct: Stock-based compensation using fair value method for all awards, net of related tax effects	(23)	(21)	(20)

Pro forma net income (loss)	$(50)	$122	$78
Net income (loss) per common share:
Basic, pro forma	$(0.87)	$2.04	$1.29
Basic, as reported	$(0.84)	$2.07	$1.32
Diluted, pro forma	$(0.87)	$1.79	$1.12
Diluted, as reported	$(0.84)	$1.82	$1.14
      Cabot uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date (see Note N for description of the assumptions used). The effects of applying the fair value method in this pro forma disclosure may not be indicative of future amounts.
      Under Cabot’s Equity Incentive Plans, common stock may be issued at a discount to certain key employees. Generally, restricted stock awards cannot be sold or otherwise encumbered during the three years following the grant. Upon the grant of stock under the plan, unearned compensation, calculated as the difference between the market value on the measurement date of the award and the discounted price, is charged to a separate component of stockholders’ equity and subsequently amortized as compensation expense over the vesting period.

Comprehensive Income
      Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity, includes unrealized gains or losses on available-for-sale marketable securities and derivative instruments, currency translation adjustments in foreign subsidiaries, translation adjustments on foreign equity securities and minimum pension liability adjustments.

Environmental Costs
      Cabot accrues environmental costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. When a single liability amount cannot be reasonably estimated, but a range can be reasonably estimated, Cabot accrues the amount that reflects the best estimate within that range or the low end of the range if no estimate within the range is better. The amount accrued reflects Cabot’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Cabot discounts all, or a portion, of environmental and other long-term liabilities to reflect the time value of money if the amount of the liability and the amount and timing of cash payments for the liability are fixed and reliably determinable. The liability will be discounted at a rate that will produce an amount at which the liability theoretically could be settled in an arm’s length transaction with a third party. This discounted rate may not exceed the risk-free rate for maturities comparable to that of the liability. Cabot does not reduce its estimated liability for possible recoveries from insurance carriers. Proceeds from insurance carriers are recorded when realized by the receipt of cash or a contractual agreement.

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

Newly Issued and Adopted Accounting Pronouncements
      In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies certain terminology contained in FAS No. 143, “Accounting for Asset Retirement Obligations”. The interpretation will result in (i) more consistent recognition of liabilities relating to asset retirement obligations, (ii) more information about expected future cash outflows associated with those obligations and (iii) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. The guidance is effective for the Company no later than the fourth quarter of fiscal 2006, although earlier adoption is permitted. Cabot is in the process of evaluating the impact of FIN 47 upon adoption on its consolidated financial statements.
      In December 2004, the FASB released its final revised standard entitled FASB Statement No. 123R, “Share-Based Payment” (“FAS 123R”), which will significantly change accounting practice with respect to employee stock options and other stock based compensation (including employee stock purchase plans). FAS 123R requires companies to recognize, as an operating expense, the estimated fair value of share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans. The expense will be based on the grant-date fair value of the award and recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (usually the vesting period). The standard provides for three alternative transition methods including (i) a modified prospective application (“MPA”), without restatement of prior interim periods in the year of adoption, (ii) MPA with restatement of prior interim periods in the year of adoption and (iii) a modified retrospective application. The Company has chosen to use the modified prospective application transition method without restatement of prior interim periods and continues to evaluate the expected impact to the consolidated financial statements. In April 2005, the FASB delayed implementation of FAS 123R. It became effective for the Company on October 1, 2005.
      In November 2004, FASB issued Statement No. 151, “Inventory Costs an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“FAS 151”) to improve financial reporting and global comparability of inventory accounting. The amendment, which adopted language similar to that used in the International Accounting Standards Board’s (“IASB”) International Accounting Standard 2 (“IAS 2”), clarifies that inventory related expenses, such as abnormal amounts of idle facility expense, freight, handling costs, and wasted or spoiled materials should be recognized as current period charges. The statement also requires fixed production overhead allocations to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred beginning October 1, 2005. The adoption of FAS No. 151 is not expected to have a significant impact on the consolidated financial statements.
      In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA replaces an export incentive with a deduction from domestic manufacturing income. Cabot is both an exporter and a domestic manufacturer. The Company’s loss of the export incentive tax benefit is expected to materially exceed the tax benefit it should receive from the domestic manufacturing deduction. The AJCA also allows U.S. companies to repatriate up to $500 million of earnings from their foreign subsidiaries in 2005 or 2006 at an effective tax rate of 5.25%. The Company does not expect to take advantage of this opportunity, nor does it expect that there is a material benefit available, given our particular circumstances and the various requirements under the law. The Company, however, will continue to study the impact and opportunities of the AJCA, as additional guidance becomes available from the Internal Revenue Service (“IRS”). In response, the FASB has issued Staff Position (“FSP”) No. 109-1 and 109-2, which outline accounting treatment for the impacts of AJCA. The FSPs state that (i) any benefit that companies may have from the domestic manufacturing deduction be treated as a special deduction and accordingly any benefit would be reported in the year in which the income is earned and (ii) regarding the impact resulting from the repatriation of unremitted earnings in the period in which the enacted tax law was passed, companies may wait until they have the information necessary to determine the amount of the earnings they intend to repatriate.
Note B.     Acquisitions
      On May 30, 2003, Cabot purchased the assets of Superior MicroPowders (“SMP”), a privately-held company located in New Mexico. SMP was a development stage enterprise with multiple technology platforms and core competencies in advanced manufacturing across a wide range of materials and related materials chemistries.
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
      The intangible assets acquired are comprised primarily of patents that will be amortized over a fourteen year remaining estimated life. Tangible assets acquired are comprised primarily of property, plant and equipment. Approximately $14 million of the purchase price represented the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, the amount was immediately expensed and recorded in research and technical expenses in the consolidated statement of operations. The value assigned to purchase in-process research and development is comprised of $5 million for an electrocatalysts project, $6 million for a fuel processors project and $3 million for a membrane electrode assemblies project.

      The estimated fair value of these projects was determined using the discounted cash flow method. The discount rates used take into account the stage of completion and the risks associated with the successful development and commercialization of each of the purchased in-process research and development projects.
Note C.     Discontinued Operations
      Cabot did not have income or charges related to discontinued operations in fiscal year 2005.
      In fiscal 2004, Cabot recorded $1 million related to insurance proceeds and $1 million related to the reversal of tax reserves related to previously divested businesses. These items are classified as income from discontinued businesses in the consolidated statement of operations.
      In fiscal 2003, Cabot recorded insurance recovery proceeds of $7 million, related to various businesses that Cabot had presented as discontinued businesses in previous years. The receipt, net of $2 million of taxes, is classified as income from discontinued businesses in the consolidated statements of operations.
Note D.     Long-Lived Asset Impairment
      During the second quarter of fiscal year 2005, management determined, based on a combination of factors associated with the anticipated future performance of the Supermetals Business, that the long-lived assets (including goodwill) of this Business may not be recoverable and thus an impairment analysis was performed. These factors included the continuing trend toward the use of smaller tantalum capacitors in electronics devices, resulting in significantly less tantalum powder being required for each capacitor, the continued high inventory levels in the supply chain and the expected decrease in tantalum powder sales volume and pricing as the business continues to transition to market based volumes and pricing over the next two years. The impairment analysis indicated that the estimated undiscounted cash flows of the Business, determined to be the lowest level of identifiable cash flows, were sufficient to recover the carrying value of the long-lived assets over their remaining useful lives. However, based on the estimated discounted cash flows of the Business, it was determined that the fair value of this reporting unit was below its carrying amount and that a full impairment of the goodwill existed. Accordingly, the Company was required to write-off the entire $90 million goodwill balance of the reporting unit during the second quarter of fiscal 2005.
      Since that time, particularly during the fourth quarter of fiscal year 2005, events occurred that required management to re-evaluate the anticipated future performance of the Supermetals Business. These events included the decision by management in August 2005 to exit the manufacture and sale of finished tantalum sputtering targets, which was previously forecasted to be an important contributor to the future cash flows of the Business, and the increased likelihood of higher tantalum ore costs under our purchase commitments with Sons of Gwalia, as discussed in Note T. These factors, combined with significantly lower market prices for tantalum powder than anticipated when the impairment analysis was performed in the second quarter, led management to believe that the Business’s remaining long-lived assets, after the goodwill write-off, may not be recoverable, and that a further impairment analysis was necessary. In this analysis, the carrying amount of the Business’s long-lived assets (consisting primarily of property, plant and equipment) was compared to the sum of the estimated undiscounted cash flows expected from the Business’s use of the assets over their remaining useful lives. This comparison indicated that the carrying value of the long-lived assets was in excess of their undiscounted cash flows and, therefore, an impairment existed. The Company, with the assistance of independent valuation specialists, determined the fair value of the Business’s long-lived assets using estimated discounted cash flows that we believe would be forecasted by a purchaser of the business. Since this analysis indicated that a full write-down of the long-lived assets was warranted, and to ensure that individual assets were not written down below their fair market value, the Company engaged independent valuation specialists to perform appraisals of individual assets. The excess of the carrying amount of the assets over their fair market value resulted in a $121 million charge that was recorded in the fourth quarter of fiscal year 2005.
      During fiscal year 2005, the Supermetals Business also recorded a charge of $15 million associated with on-going cost reduction initiatives in that Business. These charges included $8 million of asset write downs associated with management’s decision to stop manufacturing and selling finished tantalum sputtering targets to the semiconductor industry and to instead focus on the sale of tantalum plate and ingot to sputtering target manufacturers, as well as $3 million of charges related to severance and $3 million of charges related to the write down of assets related to abandoned research and development projects.
      The resulting $211 million of impairment charges of the Supermetals Business are reported as a component of loss from continuing operations in the accompanying consolidated statements of operations.

Note E.	Inventories
      Inventories, net of LIFO reserves, were as follows:

	September 30

	2005	2004

(Dollars in millions)
Raw materials	$169	$153
Work in process	134	145
Finished goods	151	147
Other	41	37

Total	$495	$482

      Inventories valued under the LIFO method comprised approximately 27% and 29% of 2005 and 2004 total inventory, respectively. At September 30, 2005 and 2004, the LIFO reserve recorded was $73 million and $64 million, respectively. There were no significant liquidations of LIFO layers of inventories in 2005, 2004 or 2003. Other inventory is comprised of spare parts and supplies.

Note F.	Investments
      Equity Affiliates — Cabot has investments in equity affiliates that consist of several joint ventures in the Carbon Black and Metal Oxides Businesses. These investments are accounted for using the equity method. Cabot does not present its equity affiliate financial statements separately by entity because none of them are individually material to the consolidated financial statements. At September 30, 2005 and 2004, Cabot had equity affiliate investments of $63 million and $56 million, respectively. Dividends received from these investments were $3 million in 2005, $2 million in 2004 and $3 million in 2003. During the years ended September 30, 2005 and 2004, Cabot made equity affiliate contributions totaling zero and $2 million, respectively.
      The following results of operations and financial position include Cabot’s equity based affiliates for the periods presented below:

	September 30

	2005	2004	2003

(Dollars in millions)
Condensed Income Statement Information:
Net sales	$297	$247	$212
Gross profit	86	63	49
Net income	23	15	13
Condensed Balance Sheet Information:
Current assets	$124	$138	$122
Non-current assets	126	132	139
Current liabilities	113	119	100
Non-current liabilities	17	43	51
Net assets	120	108	110

      Marketable Securities — Cabot holds short-term and long-term investments in available-for-sale marketable securities consisting mainly of U.S. Treasury Notes, U.S. Agency Bonds and Auction Rate Securities. These investments have a fair market value of $35 million and $106 million at September 30, 2005 and 2004, respectively, which includes zero and $1 million of unrealized gains, respectively, that has been excluded from earnings and reported as a separate component of stockholders’ equity. At September 30, 2005 and 2004, $30 million and $70 million, respectively, are classified as short-term investments and $5 million and $36 million, respectively, are classified as long-term investments. During fiscal 2005, Cabot purchased $94 million of available-for-sale marketable securities and $164 million of its available-for-sale marketable securities matured. The majority of available-for-sale marketable securities that matured were auction rate securities and as of September 30, 2005 there are none of these securities remaining. All long-term investments have underlying maturities ranging from one to five years.
      During the fourth quarter of fiscal 2004, a pre-tax impairment charge of $12 million was recorded in other income (charges) to reduce the Sons of Gwalia stock investment to zero. Sons of Gwalia stock was suspended from trading after the company appointed voluntary administrators under the Australian Corporation Act (similar to U.S. bankruptcy).
      No dividends were received from available-for-sale marketable securities during any of the years ended September 2005, 2004 and 2003.
      Cost Investments — Cabot has cost-based investments in the amount of $1 million at September 30, 2005 and 2004, which are classified as long-term.
      In fiscal 2003, Cabot received $35 million of proceeds from the sale of a cost-based investment. The investment had a carrying value of zero and the $35 million of proceeds were recorded as other income on the consolidated statement of operations. No sales of cost-based investments occurred during fiscal 2005 and 2004.

Note G.	Property, Plant and Equipment
      Property, plant and equipment is summarized as follows:

	September 30

	2005	2004

(Dollars in millions)
Land and improvements	$55	$58
Buildings	340	398
Machinery and equipment	1,620	1,704
Other	93	101
Construction in progress	154	95

Total property, plant and equipment	2,262	2,356
Less: accumulated depreciation	(1,430)	(1,438)

Net property, plant and equipment	$832	$918

      Depreciation expense was $141 million, $132 million and $134 million for fiscal 2005, 2004 and 2003, respectively.

Note H.	Goodwill and Other Intangible Assets
      At September 30, 2005 and 2004, Cabot had goodwill balances of $25 million and $111 million, respectively. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the year ended September 30, 2005 are as follows:

	Carbon Black	Metal Oxides	Supermetals
	Business	Business	Business	Total

(Dollars in millions)
Balance at September 30, 2004	$14	$10	$87	$111
Foreign exchange translation adjustment	1	—	3	4
Goodwill asset impairment	—	—	(90)	(90)

Balance at September 30, 2005	$15	$10	$—	$25

      As required by FAS No. 142, impairment tests are performed at least annually. The Company performs its annual impairment assessment for goodwill during the third quarter of each fiscal year. During the third quarter of fiscal 2005, Cabot performed its annual FAS No. 142 impairment test except for the impairment test completed on the Supermetals Business in the second fiscal quarter, as further discussed in Note D, and determined that there was no impairment.
      Cabot does not have any indefinite-lived intangible assets. At September 30, 2005 and 2004, Cabot had $6 million and $7 million of finite-lived intangible assets. These intangible assets at September 30, 2005 are comprised of $13 million for patents, $1 million for intellectual property and $1 million of pension intangible assets related to minimum pension liabilities recorded in 2005, less accumulated amortization of $8 million for patents and $1 million for intellectual property. These intangible assets at September 30, 2004 are comprised of $13 million for patents and $2 million for other intellectual property less related accumulated amortization of $7 million for patents and $1 million for other intellectual property. Intangible assets are amortized over their estimated useful lives, which range from two to fifteen years, with a weighted average amortization period of ten years. Amortization expense is estimated to be approximately $1 million in each of the next five years.

Note I.	Accounts Payable, Accrued Liabilities and Other Liabilities
      Accounts payable and accrued liabilities included in current liabilities consisted of the following:

	September 30

	2005	2004

(Dollars in millions)
Accounts payable	$180	$174
Accrued employee compensation	32	36
Accrued restructuring	5	10
Other accrued liabilities	104	70

Total	$321	$290

      Other long-term liabilities consisted of the following:

	September 30

	2005	2004

(Dollars in millions)
Employee benefit plan liabilities	$138	$120
Non-current tax liabilities	73	72
Financial instrument liabilities	26	26
Other accrued liabilities	70	72

Total	$307	$290

Note J.	Debt
      Long-term debt is summarized below:

	September 30

	2005	2004

(Dollars in millions)
Variable Rate Debt:
Variable Rate Yen Note, due 2006 0.97%	$—	$84
Revolving Loan Facility, Yen drawdown, due 2010 0.37%	82	—
Fixed Rate Debt:
Medium Term Notes (average stated rate):
Notes due 2012 — 2022, 8.3%	$44	$44
Notes due 2007 — 2011, 7.2%	75	76
Notes due 2027, 7.3%	8	8
Note due 2027, 6.6%	1	1
Notes due 2006 — 2018, 7.0%	60	61

Total Medium Term Notes	188	190
Bond due 2013, 5.25%, net of discount	174	174
Guarantee of ESOP Notes, due 2013, 8.3%	42	45
Japanese Yen Notes due 2006, 1.5%	13	18
Chinese Renminbi Notes due 2008 — 2011, 5.3% to 5.5%	8	—
Other, due beginning in 2014, 7.75%	1	1

Total fixed rate debt	426	428
Capital lease, due 2006 — 2021, 10%	2	2

	510	514
Less current portion of long-term debt	(47)	(8)

Total long-term debt	$463	$506

      Revolving Credit Facility — In August 2005, Cabot terminated its $250 million revolving credit facility and entered into a new $400 million revolving credit facility. The new revolving line of credit permits Cabot to borrow funds on an unsecured basis in various currencies at floating interest rates. The credit facility expires on August 3, 2010. As of September 30, 2005, Cabot has 9.3 billion yen ($82 million) borrowings outstanding under this new agreement, as discussed below in the Japanese Yen Debt section. The remaining availability under the revolving credit facility as of September 30, 2005 is $317 million, which includes a letter of credit draw down of less than $1 million.

      The new revolving credit loan facility agreement contains affirmative, negative and financial covenants, which the Company believes are customary for financings of this type, including financial covenants for certain maximum indebtedness and minimum cash flow requirements. The Company was in compliance with all debt covenants as of September 30, 2005 and 2004.
      Japanese Yen Debt — In 2004, Cabot had borrowings of 9.3 billion yen ($84 million) with a maturity in fiscal 2006. This loan bore interest at yen-LIBOR (0.07% at September 30, 2004) plus 0.9%. During fiscal 2005, Cabot repaid the 9.3 billion yen term loan by drawing down 9.3 billion yen on the revolving line of credit executed during August 2005. The balance outstanding as of September 30, 2005 remains at 9.3 billion yen ($82 million) and bears interest at yen-LIBOR (0.07% at September 30, 2005) plus 0.3% and expires on August 3, 2010. In addition, Cabot has entered into floating-to-fixed swap agreements, as discussed in Note K.
      Medium Term Notes — There were $400 million of debt securities available for sale under the 1998 shelf registration at September 30, 2005 and 2004, respectively. At September 30, 2005 and 2004, there were $188 and $190 million, respectively, of medium-term notes outstanding issued to numerous lenders with various fixed interest rates and maturities. In fiscal years 2005, 2004 and 2003, Cabot repaid zero, $37 million and zero, respectively, of these medium-term notes as they matured. The weighted average maturity of the total outstanding medium-term notes is 6 years with a weighted average interest rate of 7.5%.
      Included in the 7.2% and 7.0% medium-term notes outstanding balances are zero and $2 million of interest rate fair value swaps at September 30, 2005 and 2004, respectively. These amounts are recorded at fair value in conjunction with Cabot’s related debt with total notional amounts of $60 million in both years.
      Bond — A Cabot subsidiary issued a $175 million bond with a fixed coupon rate of 5.25%. This bond issuance was swapped to Euros, which is the functional currency of this subsidiary. The bond is due September 1, 2013, with interest due on March 1 and September 1 of each year. A discount of approximately $1 million was recorded at inception of the issuance and will be amortized over the life of the bond. Amortization of the discount was nominal for fiscal 2005, 2004 and 2003. The $175 million bond proceeds were used to pay off the Cabot subsidiary’s November 2000 borrowing of 150 million Euro from institutional lenders.
      ESOP Debt — In November 1988, Cabot’s Employee Stock Ownership Plan (“ESOP”) borrowed $75 million from an institutional lender in order to finance its purchase of 75,000 shares of Cabot’s Series B ESOP Convertible Preferred Stock. This debt bears interest at 8.3% per annum and is to be repaid in equal quarterly installments through December 31, 2013. Cabot, as guarantor, has reflected the outstanding balance of $42 million and $45 million as a liability in the consolidated balance sheet at September 30, 2005 and 2004, respectively. An equal amount, representing deferred employee benefits, has been recorded as a reduction to stockholders’ equity.
      Japanese Yen Debt — A Cabot subsidiary issued fixed rate Japanese yen notes that mature in April 2006. The principal balance on the long-term debt was $13 million and $18 million as of September 30, 2005 and 2004. The Cabot subsidiary repaid approximately $5 million of these Japanese yen notes as they matured in fiscal 2005. The weighted average maturity of the notes is one year with a weighted average interest rate of 1.5%.
      Chinese Renminbi Debt — During fiscal 2005, majority owned joint-ventures operating in China entered into various debt agreements in Chinese Renminbi. The financing will be used to fund capital expenditures at the Tianjin and Bluestar joint ventures. As of September 30, 2005, the balance is $8 million and matures at various dates between 2008 and 2011. The loans bear interest at rates ranging from 5.3% to 5.5%.
      Capital Lease Obligations — Cabot has capital lease obligations for certain equipment with a net present value of $2 million. Cabot will make payments of a total of $3 million over the next sixteen years, including $2 million of imputed interest. Cabot has assets under capital leases of which the original costs at September 30, 2005 and 2004 were $2 million. The accumulated depreciation of assets under capital leases at September 30, 2005 and 2004 was $1 million for both years. The amortization related to those assets under capital lease is included in depreciation expense.

      The aggregate principal amounts of long-term debt due in each of the five years from fiscal 2005 through 2010 and thereafter are as follows:

September 30, 2005

(Dollars in millions)
2006	$47
2007	34
2008	7
2009	35
2010	87
Thereafter	300

Total	$510

      At September 30, 2005, the Company had provided standby letters of credit totaling $15 million, which expire in fiscal 2006.
      Short-term Notes Payable to Banks — The Company also has notes payable to banks of $34 million and $24 million as of September 30, 2005 and 2004, respectively.
      As of September 30, 2005 and 2004 the amount of notes outstanding to banks includes $9 million and $11 million, respectively, for checks issued but not drawn, which are non-interest bearing balances. The weighted-average interest rate on short term notes are 4.9% and 2.8% as of September 30, 2005 and 2004, respectively.
      During fiscal 2005 Cabot entered into short-term debt agreements at its Argentina subsidiary for a total of $11 million to finance working capital and other requirements. The notes are expected to be refinanced as they mature at various dates throughout 2006. The average interest rate is 9.0%.
      The Company also entered into a short-term debt agreement at its India subsidiary for $4 million. These notes have been refinanced during the first quarter of fiscal 2006. This debt had an interest rate of 6.4%.
      In addition, the Company entered into U.S. Dollar debt in China to finance working capital requirements at the Shanghai joint venture. As of September 2005, the balance is $10 million and matures during fiscal 2006. The loan bears interest at 4.3%.

Note K.	Financial Instruments
      Derivative financial instruments are used to manage certain of Cabot’s foreign currency and interest rate exposures. Cabot does not enter into financial instruments for speculative purposes. The following discussion of Cabot’s financial instruments relate to various debt instruments as described in Note J.
      Medium-term Notes — At September 30, 2005 and 2004, Cabot had two fixed-to-variable interest rate swaps outstanding with an aggregate notional amount of $60 million in both years. These swaps have been designated as hedges under FAS 133 to offset changes in the fair value of the underlying debt. A portion of the interest rate swaps and related medium-term notes matured in December 2005 and the remainder matures in February 2007. The positive fair values (assets) of the derivative instruments were less than $1 million and $2 million at September 30, 2005 and 2004, respectively, and have been recorded as other assets in the consolidated balance sheet with a corresponding increase to long-term debt. The fair value interest rate swaps were determined to be highly effective and no amount of ineffectiveness was recorded in earnings during the periods ended September 30, 2005, 2004 and 2003.
      Bond — As part of the $175 million bond issuance, a Cabot subsidiary entered into a ten-year contract with a notional amount of $140 million to swap U.S. dollars to Euros. This swap hedges the variability of the cash flows on $140 million or 80% of the debt issuance, due to changes in the exchange rates over the life of the debt instrument and thus has been designated as a foreign currency cash flow hedge. Changes in the value of the effective portion of the cash flow hedge are reported in other comprehensive income, while the ineffective portion is reported in earnings. This swap had negative fair values (liabilities) of $21 million and $18 million on September 30, 2005 and 2004, respectively, which are included in other liabilities. This swap was determined to be highly effective resulting in no charge to earnings for the years ended September 30, 2005, 2004 and 2003 and Cabot does not expect to reclass any gains or losses from accumulated other comprehensive income to earnings within the next twelve months.
      The Cabot subsidiary also holds two swaps on the remaining issuance of $35 million or 20% of the bond issuance. The first was a fixed-to-floating swap on the fixed rate coupon of 5.25% to a six-month U.S. LIBOR rate plus a spread of 62 basis points. The variable interest rate on the swap resets with the terms of the bond coupon payments. This swap has been designated as a fair value hedge and had a nominal fair value on September 30, 2005 and 2004. The interest rate swaps were determined to be highly effective and a nominal amount of ineffectiveness was recorded in earnings during the period ended September 30, 2005, 2004 and 2003. The second swap was a basis swap on $35 million of the bond issuance which converts U.S. dollars at variable interest rates to Euros at variable interest rates. This swap has not been designated as a fair value hedge under FAS 133. The basis swap had a negative fair values (liabilities) of $2 million and $3 million on September 30, 2005, and 2004, respectively, which are included in other liabilities. Changes in the value of the swap are recognized immediately in earnings, and are offset by the recognition in earnings of the revaluation of the underlying debt.
      Japanese Yen Debt — Cabot uses both yen-based debt and cross currency swaps to hedge its net investment in Japanese subsidiaries against adverse movements in exchange rates. Cabot entered into two cross currency swap agreements in November 2002 to hedge a portion of its net investment in Japan. The hedge instruments swap U.S. dollar debt cash flows on a variable rate to yen debt cash flows on a variable rate. At September 30, 2004, Cabot had two cross currency swaps maturing in October 2005 which, in total, swapped a notional value of $41 million at the three-month U.S. LIBOR interest rates for 5 billion Japanese yen at the three-month yen LIBOR interest rates. During fiscal 2005, Cabot extended the maturity date of these swaps to October 2006. As of September 30, 2005 and 2004, the cross currency swaps reduced Cabot’s interest rate by 3.78% on the notional amount of $41 million.
      These cross currency swaps had negative fair values (liabilities) of $3 million and $5 million at September 30, 2005 and 2004, respectively, and is included in other liabilities. The change in the fair value of the cross currency swap of $2 million for the twelve months ended September 30, 2005 has been recorded as a foreign currency translation gain in accumulated other comprehensive income, offsetting foreign currency translation gains of Cabot’s yen denominated net investments. The effectiveness of these hedges is based on changes in the spot foreign exchange rates and the balance of Cabot’s yen denominated net investments. The net amount recorded in earnings for the years ended September 30, 2005, 2004 and 2003 related to the ineffectiveness of the hedges was nominal.
      The 9.3 billion Japanese yen debt, or $82 million and $84 million as of September 30, 2005 and 2004, respectively, has been designated as a net investment hedge. At September 30, 2005 and 2004, zero and $9 million, respectively was included as a charge to cumulative translation adjustment with a corresponding amount in other liabilities related to the revaluation of the debt from yen to U.S. dollar.
      As discussed above and in the previous footnote, Cabot has 9.3 billion yen of debt at floating rates. Cabot has entered into two variable-for-fixed rate swaps to hedge against the variability of cash flows caused by changes in interest rates. During September 2005, in conjunction with the refinancing of its yen debt, Cabot amended these swap agreements to match the maturity of the new revolving line of credit facility, which is due to mature on August 3, 2010. Cabot will continue to receive floating rate yen based on the six-month yen-LIBOR and pay fixed rate yen. In addition, due to the extension of the maturity date, the interest rates of 0.4% and 0.391% on the 5 billion yen and 4.3 billion yen swaps, respectively, have changed to a fixed rate of 0.77% for both swaps. As of September 30, 2005 and 2004, Cabot has two outstanding interest rate swaps with an aggregate notional amount of 9.3 billion Japanese yen, $82 million and $84 million, respectively.
      These two yen variable-for-fixed rate swaps had a positive fair value (asset) of less than $1 million on September 30, 2005 and 2004, respectively, and are included in other assets. As a result of the amended swap agreements, the Company de-designated the original swaps and recorded a nominal amount into earnings. During fiscal 2005, changes in the value of the effective portion of cash flow hedges were reported in other comprehensive income, while the ineffective portion was reported in earnings. There was no charge to earnings due to ineffectiveness for either of the years ended September 30, 2005, 2004 and 2003 for the swaps. Within the next twelve months, Cabot expects to reclass $4 million of gains from accumulated other comprehensive income to earnings.

Note L.	Fair Value of Financial Instruments
      The carrying amounts and fair values of the Company’s financial instruments at September 30, 2005 and 2004 are as follows:

	2005		2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

(Dollars in millions)
Assets:
Cash and available for sale marketable securities	$217	$217	$265	$266
Fair value hedge interest rate swaps	—	—	2	2
Cash flow hedge interest rate swaps	—	—	—	—
Liabilities:
Notes payable to banks — short-term	$34	$34	$24	$24
Foreign exchange contracts	4	4	—	—
Long-term debt — fixed rate	426	456	428	464
Long-term debt — floating rate	82	82	84	84
Cross currency net investment hedges	3	3	5	5
Foreign currency fair value hedge	2	2	3	3
Foreign currency cash flow hedge	21	21	18	18
      At September 30, 2005 and 2004, the fair values of cash, cash equivalents, accounts receivables, accounts payable and notes payable to banks approximated carrying values because of the short-term nature of these instruments. The estimated fair values of available for sale marketable securities, as described in Note F, are based on the market price at the respective year ends. The estimated fair values of the derivative instruments as described in Note K are estimated based on the amount that Cabot would receive or pay to terminate the agreements at the respective year-ends. The derivative instruments are carried at fair value. The fair value of Cabot’s fixed rate long-term debt is estimated based on quoted market prices at the end of each fiscal year. The carrying amounts of Cabot’s floating rate long-term debt approximate their fair value.

Note M.	Employee Benefit Plans
      Cabot provides both defined benefit and defined contribution plans for its employees. The defined benefit plans consist of the Cabot Cash Balance Plan (“CBP”) and several foreign pension plans. At September 30, 2005, significant defined benefit plans existed in the U.S., The Netherlands, United Kingdom and Canada, which represented fair values of Cabot’s consolidated fair values of plan assets of 44%, 20%, 19% and 11%, respectively. At September 30, 2004, significant defined benefit plans existed in the U.S., The Netherlands, United Kingdom and Canada, which represented fair values of Cabot’s consolidated fair values of plan assets of 47%, 19%, 18% and 10%, respectively. The defined contribution plans consist of the Cabot Retirement Savings Plan (“RSP”) and several foreign plans. Cabot also provides postretirement benefit plans, which include medical coverage and life insurance. The information provided below includes a brief summary of the plans.

Defined Contribution Plans

Retirement Savings Plan
      The RSP is a U.S. defined contribution plan, which encourages long-term systematic savings and provides funds for retirement or possible earlier needs. The RSP has two components, a 401(k) plan and an Employee Stock Ownership Plan (“ESOP”).

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
      Cabot recognized expenses related to U.S. and foreign defined contribution plans in the amounts of $9 million in 2005, $8 million in 2004 and $10 million in 2003.

Employee Stock Ownership Plan
      Other than certain employees subject to collective bargaining agreements, all employees of Cabot and its participating subsidiaries in the U.S. are eligible to participate in the ESOP. Under the ESOP, which is 100% Company funded, 742.6 shares of Series B ESOP convertible preferred stock are allocated to participants’ accounts at the end of each quarter. These shares are allocated to participants’ accounts based on a pre-determined formula. Cabot has established a minimum contribution percentage of 4% of total eligible pay and a maximum of 8% of total eligible pay. The actual contribution percentage in any given quarter varies depending on Cabot’s stock price on the last day of the relevant quarter, the total eligible compensation and the amount of the dividends allocated to participants. If the calculated contribution allocation falls below 4%, Cabot makes an additional contribution in the form of common stock to bring the total contribution to 4% for the participant. If the calculated contribution allocation exceeds 8% of eligible compensation, the excess shares are used to fund the company match on the 401(k) contributions. If there are still shares remaining after the company match has been allocated, the remaining shares are allocated to all participants in the ESOP as additional contribution shares.
      In November 1988, Cabot sold 75,336 shares of its Series B ESOP Convertible Preferred Stock in the ESOP for cash at a price of $1,000 per share. Each share of the Series B ESOP Convertible Preferred Stock is convertible into 146.4 shares of Cabot’s common stock, subject to certain events and anti-dilution adjustment provisions, and carries voting rights on an “as converted” basis. The trustee for the ESOP has the right to cause Cabot to redeem shares sufficient to provide for periodic distributions to plan participants. Cabot has the option to redeem the shares for $1,000 per share, convert the shares to common stock, or a combination thereof.
      The issued shares of Series B ESOP Convertible Preferred Stock receive preferential and cumulative quarterly dividends and are ranked as to dividends and liquidation prior to Cabot’s common stock. For purposes of calculating diluted earnings per share, the Series B ESOP Convertible Preferred Stock is assumed to be converted to common stock based on the 146.4 conversion rate. At September 30, 2005, 7 million shares of Cabot’s common stock were reserved for conversion of the Series B ESOP Convertible Preferred Stock.
      Cabot is the guarantor for the outstanding debt held by the ESOP as described in Note J. Cabot contributed $4 million in 2005, $3 million in 2004 and $2 million in 2003 to the ESOP to service the debt. Dividends on ESOP shares used for debt services were $4 million in 2005, 2004 and 2003. In addition, actual interest incurred on debt associated with the ESOP was $4 million in 2005, 2004 and 2003.

Defined Benefit Plans
      Defined benefit plans provide pre-determined benefits to employees to be distributed for future use upon retirement. At September 30, 2005, Cabot’s pension obligations exceed pension assets by $6 million in the U.S. pension plans and $61 million in the foreign plans. Cabot is making all required contributions to the plans. Cabot has assets of $12 million at September 30, 2005 and 2004 that Cabot has designated to fund pension obligations for a foreign plan. These pension plan assets are not included in the pension plan assets as of September 30, 2005 and 2004. These assets do not qualify as plan assets under FAS No. 87, “Employers’ Accounting for Pensions”, because they are not specifically segregated or restricted for use to fund the defined benefit plan obligation, and accordingly, the assets are not shown in the funded status at September 30, 2005 and 2004.
      Measurement of defined benefit pension expense is based on assumptions used to value the defined benefit pension liability at the beginning of the year. The CBP and certain foreign pension plans generally use the straight-line method of amortization over five years for the unrecognized net gains and losses. In fiscal 2005 and 2004, Cabot used a June 30 measurement date for all U.S. and foreign plan obligations and assets.

Cash Balance Plan
      The CBP is a hybrid pension plan, in which participants in the CBP accrue benefits in the form of account balances, with a guaranteed rate of return and defined notional contributions. The notional contributions take the form of pay-based credits, which are computed as a percentage of eligible pay and credited quarterly to participant accounts. Interest is credited quarterly based on the average one-year Treasury bill rate for the month of November in the preceding calendar year. Approximately 200 employees have “grandfathered” benefits under a traditional defined benefit formula, which, under certain circumstances, may entitle them to benefits in addition to those accrued under the CBP. Cabot’s benefit obligations with regard to such employees are accounted for as part of Cabot’s defined benefit obligations. Cabot contributes to the plan based on the fair value of plan assets and associated returns and Cabot’s obligations and their timing.
      Cabot provides benefits under traditional defined benefit formulas to employees in certain non-U.S. locations through several foreign defined benefit plans.

Supplemental Executive Plans
      Cabot has Supplemental Executive Retirement Plans (“SERP”) to provide benefits to certain executive officers, other officers and employees of the Company. These plans are non-qualified. The Supplemental Retirement Savings Plan (“SRSP”) and the Supplemental Cash Balance Plan (“SCBP”), collectively the SERP’s, were established to provide benefits to highly compensated employees in circumstances in which the maximum limits established under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code prevent them from receiving some of the benefits provided under the qualified RSP and CBP.
      The obligations in connection with the supplemental plans were $18 million and $19 million as of September 30, 2005 and 2004, respectively, and have been recorded in other liabilities.

Postretirement Benefit Plans
      Cabot also has postretirement benefit plans that provide certain health care and life insurance benefits for retired employees. Typical of such plans, the Cabot postretirement benefit plans are unfunded. Cabot funds the plans as claims or insurance premiums come due, as plans are not required to have assets for this obligation. Cabot maintains a cap on medical costs defined as an average amount per retiree, to limit the Company’s financial responsibility for the cost of providing medical coverage and mitigate the risk of a potential escalation in costs borne by Cabot for retiree medical coverage.
      The Medicare Prescription Drug Improvement and Modernization Act of 2003 was passed by the United States Congress. FASB Staff Position 106-2 (“FSP 106-2”) provides accounting guidance related to the Act. Cabot has determined that its U.S. defined benefit postretirement health care plan provides a drug benefit that is actuarially equivalent to the Medicare Part D benefit and that, under the plan’s cost sharing arrangement with retirees, the subsidy will generally be used to reduce the retiree contributions. Implementation of this FSP has not impacted the fiscal 2005 Accumulated Postretirement Benefit Obligation (“APBO”) and has not changed the Company’s expense for the year.
      The current accumulated benefit obligation for U.S. postretirement benefit plans is $117 million and for foreign postretirement benefit plans is $17 million. Cabot has, however, accrued $84 million for the U.S. plans and $9 million for the foreign plans, for this liability at September 30, 2005.
      Measurement of postretirement benefit expense is based on assumptions used to value the postretirement benefit liability at the beginning of the year. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The health care cost trend rates are reducing gradually to the ultimate projected future rates and have been achieved for all but one U.S. plan and one foreign plan in 2005. The fiscal 2005 weighted-average assumed health care cost trend rate is 11.0% for U.S. plans and 8.4% for foreign plans. The ultimate weighted-average health care cost trend rate has been designated as 5.0% for U.S. plans and 7.2% for foreign plans, which will be achieved during 2011 and 2012, respectively. A one-percentage point change in the 2005 assumed health care cost trend rate would have the following effects:

1-Percentage-Point

	Increase		Decrease

	U.S.	Foreign	U.S.	Foreign

(Dollars in millions)
Effect on total of service and interest cost components	$—	$—	$—	$—
Effect on postretirement benefit obligation	$5	$3	$—	$(2)
      The following provides a reconciliation of benefit obligations, plan assets, the funded status and weighted-average assumptions of the defined benefit pension and postretirement benefit plans:

	Years Ended September 30

	2005		2004		2005		2004

	Pension Benefits				Postretirement Benefits

	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign

(Dollars in millions)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$127	$197	$133	$190	$103	$10	$111	$10
Service cost	5	6	6	6	2	—	3	—
Interest cost	7	10	7	10	6	1	6	1
Plan participants’ contribution	—	1	—	1	1	—	1	—
Amendments	—	—	—	—	—	—	(8)	—
Foreign currency exchange rate changes	—	(1)	—	12	—	—	—	1
(Gain)/loss from changes in actuarial assumptions	12	29	(8)	(9)	13	6	(1)	(1)
Benefits paid	(13)	(12)	(11)	(13)	(8)	—	(9)	(1)
Termination benefits	—	1	—	—	—	—	—	—

Benefit obligation at end of year	$138	$231	$127	$197	$117	$17	$103	$10

	Years Ended September 30

	2005		2004		2005		2004

	Pension Benefits				Postretirement Benefits

	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign

(Dollars in millions)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$133	$149	$116	$124	$—	$—	$—	$—
Actual return on plan assets	11	20	17	16	—	—	—	—
Employer contribution	1	11	11	11	7	—	8	1
Plan participants’ contribution	—	1	—	1	1	—	1	—
Foreign currency exchange rate changes	—	—	—	9	—	—	—	—
Benefits paid(1)	(13)	(11)	(11)	(12)	(8)	—	(9)	(1)

Fair value of plan assets at end of year	$132	$170	$133	$149	$—	$—	$—	$—

Funded status	$(6)	$(61)	$6	$(48)	$(117)	$(17)	$(103)	$(10)
Unrecognized transition amount	—	(1)	—	(1)	—	—	—	—
Unrecognized prior service cost	4	1	5	1	(8)	—	(10)	—
Unrecognized net (gain) loss	(1)	61	(14)	47	39	8	27	2
Fourth quarter contributions	—	3	—	1	2	—	2	—

Recognized liability	$(3)	$3	$(3)	$—	$(84)	$(9)	$(84)	$(8)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Prepaid benefit cost	$5	$9	$5	$14	$—	$—	$—	$—
Accrued benefit liabilities	(8)	(36)	(8)	(35)	(84)	(9)	(84)	(8)
Intangible asset	—	1	—	—	—	—	—	—
Accumulated other comprehensive loss	—	29	—	21	—	—	—	—

Net amount recognized	$(3)	$3	$(3)	$—	$(84)	$(9)	$(84)	$(8)

(1)	Represents benefits paid excluding $1 million of pension benefits paid due to these amounts being paid directly by the Company as of September 30, 2005 and 2004.

      The following assumptions were used to determine the benefit obligations at September 30:

	Assumptions as of September 30

	2005		2004		2005		2004

	Pension Benefits				Postretirement Benefits

	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign

Discount rate	4.8%	4.6%	5.8%	5.5%	4.8%	5.0%	5.8%	5.9%
Expected rate of return on plan assets	7.8%	6.4%	7.8%	6.0%	N/A	N/A	N/A	N/A
Assumed rate of increase in compensation	4.8%	3.4%	4.8%	3.6%	N/A	N/A	N/A	N/A
Assumed annual rate of increase in health care benefits	N/A	N/A	N/A	N/A	11.0%	8.4%	10.0%	8.1%
      Net periodic defined benefit pension and other postretirement benefit costs include the following components:

	Years Ended September 30

	2005		2004		2003		2005		2004		2003

	Pension Benefits						Postretirement Benefits

	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign

(Dollars in millions)
Service cost	$5	$6	$6	$6	$5	$5	$2	$—	$3	$—	$2	$—
Interest cost	7	10	7	10	7	9	6	1	6	—	6	1
Expected return on plan assets	(11)	(10)	(10)	(9)	(11)	(9)	—	—	—	—	—	—
Amortization of prior service cost	—	3	—	—	—	—	(1)	—	(1)	—	—	—
Recognized losses (gains)	—	—	(1)	4	(2)	3	1	—	2	—	1	—
Settlements or termination benefits	—	2	—	—	—	2	—	—	1	—	—	(2)

Net periodic benefit cost (benefit)	$1	$11	$2	$11	$(1)	$10	$8	$1	$11	$—	$9	$(1)

      For those plans where the accumulated benefit obligation exceeded the related fair value of plan assets, the accumulated benefit obligation and fair value of plan assets for Cabot’s pension benefits are as follows:

	2005		2004

	U.S.	Foreign	U.S.	Foreign

(Dollars in millions)
Accumulated benefit obligation	$6	$126	$5	$96
Fair value of plan assets	$—	$92	$—	$65

      For those plans where the projected benefit obligation exceeded the related fair value of plan assets, the projected benefit obligation and fair value of plan assets for Cabot’s pension benefits are as follows:

	2005		2004

	U.S.	Foreign	U.S.	Foreign

(Dollars in millions)
Projected benefit obligation	$8	$223	$6	$184
Fair value of plan assets	$—	$161	$—	$133
      The accumulated benefit obligation was $128 million for the U.S. plans and $198 million for the foreign plans as of September 30, 2005 and $118 million for the U.S. plans and $172 million for the foreign plans at September 30, 2004.
      The termination benefits are accounted for under FAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”. In connection with the Altona plant closure, the Company recorded a charge of $2 million in the first quarter of fiscal 2005 for special termination benefits related to the severance and employee benefits program offered to employees. This has been included as a component of the Altona restructuring charges. During 2003 special termination benefits represent benefits for retired employees in two foreign defined benefit pension plans.
      The settlement recorded in fiscal 2003 for postretirement benefits represents the termination of a foreign plan for certain participants as well as a decrease in the percentage of employer participation for the remaining participants in this foreign plan.

Plan Assets
      Cabot’s investment strategy for each of its defined benefit plans in the U.S. and abroad is generally based on a Statement of Investment Objectives and Policies which sets investment objectives, time horizons and risk tolerance levels consistent with plan liabilities. Periodic studies are performed to determine the asset mix that will meet pension obligations at a reasonable cost to the Company. The assets of the worldwide defined benefit plans are comprised principally of investments in equity and high quality fixed income securities, which are broadly diversified across the capitalization and style spectrum and are managed using both active and passive strategies. The weighted average target allocation for U.S. plans is 60%-70% in equity and 30%-40% in fixed income. As of September 30, 2005, the weighted average target allocation for foreign plans was 45% in equity and 55% in fixed income.
      The Company’s defined benefit pension plans weighted-average asset allocations at September 30, 2005 and 2004, by asset category are as follows:

	Pension Assets

	September 30

	2005		2004

	U.S.	Foreign	U.S.	Foreign

Asset Category:
Equity securities	70%	43%	69%	55%
Debt securities	30%	49%	31%	42%
Cash securities and other	0%	8%	0%	3%

Total	100%	100%	100%	100%

      To develop the expected long-term rate of return on plan assets assumption, the Company used a Capital Asset Pricing model. The model considers the current level of expected returns on risk-free investments comprised of government bonds, the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return for each plan.

Contributions
      The Company expects to contribute approximately $1 million to its U.S. pension plans and $10 million to its foreign plans in fiscal 2006.

Estimated Future Benefit Payments
      The Company expects that the following benefit payments will be made to plan participants:

	Pension		Postretirement
	Benefits		Benefits

	U.S.	Foreign	U.S.	Foreign

(Dollars in millions)
Years Ended:
2006	$12	$10	$9	$1
2007	10	12	9	1
2008	11	12	9	1
2009	11	15	9	1
2010	10	14	9	1
2011-2015	62	83	43	5
Note N.     Equity Incentive Plans
      Cabot has an Equity Incentive Plan for key employees. In December 1995, the Board of Directors adopted, and in March 1996, Cabot stockholders approved, the 1996 Equity Incentive Plan. No awards may be granted under the 1996 Equity Incentive Plan after December 11, 2005, although awards previously granted under the plan may extend beyond that date. In November 1998, the Board of Directors adopted, and in March 1999, Cabot stockholders approved, the 1999 Equity Incentive Plan. Under the 1996 Equity Incentive Plan Cabot has been able to, and currently under the 1999 Equity Incentive Plan Cabot may make various types of stock and stock-based awards, the terms of which are determined by Cabot’s Compensation Committee. Awards under the plans have been made primarily as part of Cabot’s Long-Term Incentive Program. These awards consist of restricted stock, which was issued at a price equal to 40%, under the 1996 plan, and 30%, under the 1999 plan, of the fair market value of such stock on the date of the award, or nonqualified stock options exercisable at the fair market value of Cabot’s common stock on the date of the award. Variations of the restricted stock awards are made to international employees in order to provide benefits comparable to U.S. employees. The awards generally vest on the third anniversary of the grant for participants then employed by Cabot, and the options generally expire five years from the date of grant.
      There are approximately 1.4 million shares available for future grants at September 30, 2005 under the plans.

Restricted Stock
      The following table summarizes the plans’ restricted stock activity from September 30, 2002 through September 30, 2005:

		Weighted-
		Average
	Restricted	Purchase
	Stock	Price

(Shares in thousands)
Outstanding at September 30, 2002	3,202	$8.08
Granted	1,229	8.09
Vested	(992)	7.14
Canceled	(323)	8.56

Outstanding at September 30, 2003	3,116	$8.33
Granted	1,328	9.83
Vested	(992)	9.36
Canceled	(177)	7.12

Outstanding at September 30, 2004	3,275	$8.69
Granted	1,012	11.09
Vested	(876)	9.80
Canceled	(319)	10.94

Outstanding at September 30, 2005	3,092	$11.91

      In conjunction with the issuance of restricted stock under the plan, certain employees may elect to participate in the Cabot Loan Program for payment of the 30% or 40% aggregate fair market value of the restricted stock issued on the date of grant. The notes issued under the Cabot Loan Program are full recourse notes that bear interest on the principal amount at the market rate of interest on the date of issuance. All participants are required to make the quarterly interest payments on the loan as well as repay the full principal amount upon the maturity of the note three years after issuance. Beginning with the awards issued in 2002, Cabot’s executive officers are not eligible to participate in the loan program. At September 30, 2005, 2004 and 2003, the balance of the notes receivable for restricted stock was $19 million, $19 million and $21 million, respectively, and is classified as contra-equity on the consolidated balance sheet.

Stock Options
      The following table summarizes the plans’ stock option activity from September 30, 2002 through September 30, 2005:

		Weighted-
		Average
	Stock	Exercise
	Options	Price

(Options in thousands)
Outstanding at September 30, 2002	1,854	$20.48
Granted	212	28.00
Exercised	(613)	16.46
Canceled	(62)	25.89

Outstanding at September 30, 2003	1,391	$23.16
Granted	188	33.40
Exercised	(419)	17.43
Canceled	(99)	30.34

Outstanding at September 30, 2004	1,061	$26.56
Granted	147	28.52
Exercised	(228)	15.01
Canceled	(114)	30.37

Outstanding at September 30, 2005	866	$29.42

      Options outstanding at September 30, 2005 were as follows:

	Options Outstanding			Vested Options

		Weighted-Average
					Weighted
	Thousands		Remaining	Thousands	Average
	of Options	Exercise	Contractual	of Vested	Exercise
Range of Exercise Price	Outstanding	Price	Life Years	Options	Price

26.40 - 26.40	287	$26.40	1.60	287	$26.40
28.00 - 28.00	168	$28.00	2.60	—	$—
28.52 - 28.52	147	$28.52	4.61	—	$—
33.40 - 33.40	135	$33.40	3.62	—	$—
34.87 - 34.87	129	$34.87	0.61	129	$34.87

Total Options	866	$29.42	2.48	416	$29.02

      The estimated weighted-average fair value of the options granted during fiscal 2005, 2004 and 2003 were $8.86, $11.00, and $8.86 per option share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended September 30

	2005	2004	2003

Expected stock price volatility	42%	44%	46%
Risk free interest rate	3.8%	3.7%	2.2%
Expected life of options	4 years	4 years	4 years
Expected annual dividends	$0.64	$0.60	$0.52

Note O.	Guarantee Agreements
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

Altona Restructuring
      In October 2004, Cabot initiated a plan to shut down its Altona, Australia carbon black manufacturing facility due to Cabot’s raw materials supplier’s indication that it would cease supply in September 2005, as well as the decline of the carbon black business in Australia. Production at this facility ceased on October 3, 2005. As of September 30, 2005, Cabot expects the shut down plan to result in a pre-tax charge to earnings of approximately $23 million, which will be offset by gains on the sale of the land on which the facility is located. These gains are estimated to be between approximately $7 million and $10 million (net of transaction costs). The $23 million of estimated charges includes approximately $7 million for severance and employee benefits, $6 million for accelerated depreciation of the facility assets, $1 million for the demolition of the facility, $2 million for asset retirement obligations related to site remediation and restoration and $7 million for the realization of foreign currency translation adjustments. All charges associated with this restructuring initiative are related to the Carbon Black Business. As of September 30, 2005, Cabot has recorded $14 million of these charges in the consolidated statements of operations and anticipates that the remaining $9 million of charges will be incurred over the next twelve months in connection with the closure, demolition and site remediation and restoration of the property.
      Details of the Altona restructuring activity and the reserve during the current period are as follows:

	Severance
	and	Asset
	Employee	Retirement	Accelerated
	Benefits	Obligation	Depreciation	Total

(Dollars in millions)
Beginning reserve at September 30, 2004	$—	$—	$—	$—
Charges	7	—	7	14
Costs charged against assets	(2)	—	(7)	(9)
Recognition of asset retirement obligation	—	2	—	2
Cash paid	(1)	—	—	(1)

Reserve at September 30, 2005	$4	$2	$—	$6

European and Zierbena Restructuring
      As of September 30, 2005, the Company had restructuring reserves for severance and employee benefits of $1 million related to the fiscal 2003 European restructuring plan and the closure of Cabot’s carbon black manufacturing facility in Zierbena, Spain and $3 million of asset retirement obligations related to site remediation and restoration of the facility in Zierbena, Spain. The facility is located on leased land and Cabot is required to perform site remediation and restoration activities as a condition of the lease agreement. At September 30, 2005, $9 million of foreign currency translation adjustments existed related to the Zierbena entity. These will be realized upon substantial liquidation of this entity. As of September 30, 2005, the

Company has recorded $54 million of restructuring charges since the initiation of this restructuring plan and, with the exception of the foreign currency translation adjustment related to the Zierbena entity, does not expect to incur significant additional charges related to this plan. Charges associated with this restructuring initiative are primarily related to the Carbon Black Business. Cabot expects the remaining charges to be paid out over the next six to nine months in connection with the completion of the site remediation and restoration.
      Details of the activity of the restructuring reserve during the current period are as follows:

	Severance
	and	Asset
	Employee	Retirement
	Benefits	Obligations	Total

(Dollars in millions)
Reserve at September 30, 2003	$12	$7	$19
Charges	5	1	6
Cash paid	(12)	(3)	(15)

Reserve at September 30, 2004	$5	$5	$10
Charges	2	—	2
Cash paid	(6)	(3)	(9)
Foreign exchange translation adjustment	—	1	1

Reserve at September 30, 2005	$1	$3	$4

      Restructuring costs were recorded in the consolidated statement of operations for the years ended September 30, 2005 and 2004 as follows:

	September 30

	2005	2004

(Dollars in millions)
Cost of sales	$14	$5
Selling and administrative expenses	2	1

Total	$16	$6

Note Q.	Stockholders’ Equity
      The following table summarizes Cabot’s stock activity:

	Years Ended September 30

	2005	2004	2003

Preferred Stock (in thousands)
Beginning of year	64	70	73
Converted preferred stock	(3)	(6)	(3)

End of year	61	64	70

Preferred Treasury Stock (in thousands)
Beginning of year	17	17	17

End of year	17	17	17

Common Stock (in thousands)
Beginning of year	63,055	62,243	61,616
Issued common stock	1,266	1,821	1,983
Purchased and retired common stock	(1,880)	(1,881)	(1,763)
Converted preferred stock	531	872	407

End of year	62,972	63,055	62,243

Common Treasury Stock (in thousands)
Beginning of year	162	163	166
Issued common treasury stock	(14)	(2)	(4)
Purchased common treasury stock	4	1	1

End of year	152	162	163

      In May 2004, the Board of Directors authorized Cabot to purchase up to 5 million shares of Cabot common stock, superseding the then existing authorization to repurchase up to 12.6 million shares under which approximately 1.7 million shares remained available for repurchase. Approximately 1.6 million, 1.7 million and 1.5 million shares have been repurchased pursuant to this and prior authorizations during the fiscal years ended September 30, 2005, 2004 and 2003, respectively. Approximately 2.7 million shares remain available for repurchase under the current authorization.
      In fiscal 2002, a portion of the common stock that the Company repurchased was designated to be held in treasury for use in the SRSP. The SRSP is a non-qualified plan which is intended to provide supplemental benefits to highly compensated employees whose benefits are otherwise limited by Internal Revenue Service (“IRS”) benefit maximums. Contributions to the plan are generally based on pay in excess of the IRS maximum and the RSP match and ESOP formula described in Note M. Effective January 1, 2002, participants receive distributions of their vested account balance in the form of shares of Cabot common stock. The number of shares distributed are fixed at the time the contribution to the account balance is made.
      In November 1995, Cabot declared a dividend of one Preferred Stock Purchase Right (“Right”) for each outstanding share of Cabot’s common stock. Each Right entitled the holder, upon the occurrence of certain specified events, to purchase from Cabot one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $200 per share. The Rights expired on November 10, 2005.
      During 2005, 2004 and 2003, Cabot paid cash dividends of $77.50 per share of Series B ESOP preferred stock and $0.64, $0.60 and $0.54, respectively, per share of common stock.

Comprehensive Income
      The pre-tax, tax and after-tax effects of the components of other comprehensive income (loss) are shown below:

	Years Ended September 30

	Pre-tax	Tax	After-tax

(Dollars in millions)
2003
Foreign currency translation adjustments	$63	$—	$63
Unrealized holding gain arising during the period on marketable securities(1)	12	(4)	8
Unrealized holding loss arising during the period on derivative instruments	(1)	—	(1)
Minimum pension liability adjustment	(32)	10	(22)

Other comprehensive income	$42	$6	$48

2004
Foreign currency translation adjustments	$27	$—	$27
Unrealized holding loss arising during the period on marketable securities(1)	(12)	5	(7)
Unrealized holding loss arising during the period on derivative instruments	(7)	2	(5)
Minimum pension liability adjustment	20	(6)	14

Other comprehensive income	$28	$1	$29

2005
Foreign currency translation adjustments	$22	$—	$22
Unrealized holding loss arising during the period on derivative instruments	(9)	3	(6)
Minimum pension liability adjustment	(8)	3	(5)

Other comprehensive income	$5	$6	$11

(1)	During the first six months of fiscal 2003, Cabot recorded a pre-tax impairment charge of $22 million in other charges because of a significant decline in the fair market value of the Sons of Gwalia and another investment. This decline in fair market value was deemed to be other than temporary and the impairment charge was recognized as a charge to earnings. The loss was recognized and the book value of these two investments was reduced from the cost value of $34 million to $12 million. Subsequent to the impairment charges during fiscal 2003, an unrealized gain of $12 million was recorded due to the increase of the fair market value of the Sons of Gwalia stock investment. Additionally, there was a gain on the foreign currency translation of the investment of $1 million, which along with the unrealized gain, was excluded from earnings and reported as a component of stockholders’ equity. During the fourth quarter of fiscal 2004, Cabot recorded an additional pre-tax impairment charge of $12 million in other charges related to the value of its investment in the Sons of Gwalia stock due to a significant decline in its fair market value. Sons of Gwalia stock was suspended from trading after the Company appointed voluntary administrators, similar to U.S. bankruptcy. The loss was recognized and the book value of this investment was reduced to zero.

      The balance of related after-tax components comprising accumulated other comprehensive income (loss) are summarized below:

	September 30

	2005	2004

(Dollars in millions)
Foreign currency translation adjustments	$(8)	$(30)
Unrealized holding gain on marketable securities	1	1
Unrealized holding loss on derivative instruments	(12)	(6)
Minimum pension liability adjustment	(20)	(15)

Accumulated other comprehensive loss	$(39)	$(50)

Note R.	Earnings Per Share
      Basic and diluted earnings per share (“EPS”) were calculated as follows:

	Years Ended September 30

	2005	2004	2003

(Dollars in millions, except per share amounts)
Basic EPS:
Income (loss) available to common shares (numerator)	$(51)	$121	$77

Weighted-average common shares outstanding	63	62	62
Less: contingently issuable shares(1)	(3)	(3)	(3)

Adjusted weighted-average shares (denominator)	60	59	59

Basic EPS	$(0.84)	$2.07	$1.32

Diluted EPS:
Income (loss) available to common shares	$(51)	$121	$77
Dividends on preferred stock(2)	—	3	3

Income (loss) available to common shares plus assumed conversions (numerator)	$(51)	$124	$80

Weighted-average common shares outstanding	60	59	59
Effect of dilutive securities:(3)
Assumed conversion of preferred stock	—	7	8
Common shares issuable(4)(5)	—	2	3

Adjusted weighted-average shares (denominator)	60	68	70

Diluted EPS	$(0.84)	$1.82	$1.14

(1)	Represents outstanding restricted stock issued under Cabot’s Equity Incentive Plans.

(2)	Due to the Company’s net loss position dividends on preferred stock were not added back to income (loss) available to common shares for the year ended September 30, 2005 when calculating diluted EPS.

(3)	Commencing in fiscal 2004, Cabot has adjusted its calculation of diluted shares outstanding to reflect the number of shares the Company could repurchase with the assumed proceeds from restricted stock awards under the Company’s Long Term Incentive Program. Prior periods have not been adjusted because the adjustment would not have been material.

(4)	Represents outstanding restricted stock and stock options issued under Cabot Equity Incentive Plans.

(5)	For the year ended September 30, 2005, approximately 7 million of common shares based on assumed conversion of preferred stock and 1 million of issuable common shares representing restricted stock and stock options issued under Cabot’s Equity Incentive Plans were excluded from the calculation of diluted earnings per share as those shares would have been anti-dilutive due to the Company’s net loss position. At September 30, 2004 and 2003, 0.1 million and 0.8 million, respectively, of options to purchase shares of common stock outstanding were not included in the calculation of diluted earnings per share because those options’ exercise price was greater than the average market price of Cabot common stock.

Note S.	Income Taxes
      Income (loss) before income taxes was as follows:

	Years Ended September 30

	2005	2004	2003

(Dollars in millions)
Income (loss) from continuing operations:
Domestic	$(89)	$43	$38
Foreign	4	121	56

	(93)	164	94
Income from discontinued businesses	—	1	7

Total	$(93)	$165	$101

      Taxes on income consisted of the following:

	Years Ended September 30

	2005	2004	2003

(Dollars in millions)
U.S. federal and state:
Current	$(18)	$(3)	$21
Deferred	(48)	6	(18)

Total	(66)	3	3

Foreign:
Current	38	41	27
Deferred	(17)	(5)	(13)

Total	21	36	14

Total U.S. and foreign	(45)	39	17
(Benefit) provision from discontinued businesses	—	(1)	2

Total	$(45)	$38	$19

      The provision for income taxes at Cabot’s effective tax rate differed from the provision for income taxes at the statutory rate as follows:

	Years Ended September 30

	2005	2004	2003

(Dollars in millions)
Continuing Operations:
Computed tax expense at the federal statutory rate	$(32)	$57	$33
Foreign income:
Impact of taxation at different rates, repatriation and other	(16)	(16)	(9)
Impact of foreign losses for which a current tax benefit is not available	1	3	4
State taxes, net of federal effect	(1)	—	—
Supermetals Business goodwill impairment charge	31	—	—
Extraterritorial income exclusion/foreign sales corporation	(4)	(6)	(7)
U.S. and state benefits from research and experimentation activities	(3)	(1)	(2)
Competent authority relief	—	(7)	—
Joint Committee settlement	(23)	—	—
Valuation allowance on Sons of Gwalia investment loss	—	8	—
Other, net	2	1	(2)

Total Continuing Operations	(45)	39	17
(Benefit) provision from discontinued businesses	—	(1)	2

Provision for income taxes	$(45)	$38	$19

      Significant components of deferred income taxes were as follows:

	September 30

	2005	2004

(Dollars in millions)
Deferred tax assets:
Depreciation and amortization	$42	$9
Pension and other benefits	72	64
Environmental issues	8	8
Investments	—	13
Inventory	29	25
Deferred revenue	—	4
Net operating loss and other tax carryforwards	51	35
Other	40	33

Subtotal	242	191
Valuation allowances	(42)	(30)

Total deferred tax assets	$200	$161

	September 30

	2005	2004

(Dollars in millions)
Deferred tax liabilities:
Depreciation and amortization	$34	$68
Pension and other benefits	9	8
Investments	3	—
State and local taxes	—	1
Inventory	1	—
Deferred revenue	3	—
Other	17	31

Total deferred tax liabilities	$67	$108

      In 2005, Cabot recorded a $23 million tax benefit for the Joint Committee on Taxation approval of the settlement of an Internal Revenue Services audit of the years 1997 to 1999 and refund claims for credits generated in those years.
      In 2004, Cabot recorded a $7 million tax benefit for the favorable resolution of a Competent Authority filing. Competent Authority is an administrative procedure provided in tax treaties to mitigate the potential double taxation arising from audit adjustments made by one tax jurisdiction with respect to cross-border transactions.
      Approximately $184 million of net operating losses and other tax carryforwards remain at September 30, 2005. Of this amount, $85 million will expire in the years 2006 through 2012, $23 million will expire in years after 2012, and $76 million can be carried forward indefinitely. The benefits of these carryforwards are dependent upon taxable income during the carryforward period in the foreign jurisdictions where they arose. Accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized.
      The valuation allowance at September 30, 2005 and 2004 represents management’s best estimate of the non-recoverable portion of the deferred tax assets. The valuation allowance increased by $12 million in 2005 due to the uncertainty of the ultimate realization of certain future tax benefits and net operating losses reflected as deferred tax assets.
      Provisions have not been made for U.S. income taxes or non-U.S. withholding taxes on approximately $210 million of undistributed earnings of non-U.S. subsidiaries, as these earnings are considered indefinitely reinvested. These earnings could become subject to U.S. income taxes and non-U.S. withholding taxes if they were remitted as dividends, were loaned to Cabot or a U.S. subsidiary, or if Cabot should sell its stock in the subsidiaries. The estimated amount of the unrecognized deferred tax liability related to these earnings is $58 million.
      Cabot has filed its tax returns in accordance with the tax laws in each jurisdiction and maintains tax reserves for differences between actual results and estimated income taxes for exposures that can be reasonably estimated. In the event that actual results are significantly different from these estimates, Cabot’s provision for income taxes could be significantly impacted.
      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. Cabot assesses the recoverability of its deferred tax assets on an ongoing basis. In making this assessment, Cabot is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of its net deferred assets will be realized in future periods. This assessment requires significant judgement. In addition, the Company have made significant estimates involving current and deferred income taxes. Cabot does not recognize current and future tax benefits until it is deemed probable that certain tax positions will be sustained.
      Cabot believes that it is more likely than not it will be able to recover its net U.S. deferred tax assets of $107 million through reductions in tax liabilities in future periods. However, recovery is dependent on achieving our forecast of future operating income over an extended period of time. As of September 30, 2005, the Company would require approximately $300 million in cumulative future U.S. operating income, adjusted for permanent differences to be generated at various times over approximately 20 years to realize its net U.S. deferred tax assets. The Company will review its forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve the Company’s operating income targets may change its assessment regarding the recoverability of its net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of its U.S. deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on the Company’s earnings in future periods.
Note T.     Commitments and Contingencies

Operating Lease Commitments
      Cabot leases certain transportation vehicles, warehouse facilities, office space, machinery and equipment under operating cancelable and non-cancelable leases, most of which expire within ten years and may be renewed by Cabot. Rent expense under such arrangements for 2005, 2004 and 2003 totaled $10 million, $9 million and $12 million, respectively. Future minimum rental commitments under non-cancelable leases are as follows:

(Dollars in millions)
2006	$9
2007	8
2008	8
2009	7
2010	6
2011 and thereafter	8

Total future minimum rental commitments	$46

Other Long-Term Commitments
      Cabot has entered into long-term purchase agreements for various key raw materials in the Carbon Black, Metal Oxides and Supermetals Businesses. The purchase commitments for the Supermetals Business covered by these agreements are with suppliers and are estimated to aggregate approximately $248 million for the periods 2006 through 2010 and thereafter. Purchases under these agreements are expected to be approximately $63 million, $44 million, $44 million, $43 million, $43 million and $11 million for 2006, 2007, 2008, 2009 and 2010 and thereafter. Raw materials purchased under these agreements were $76 million in 2005 and 2004 and $71 million in 2003.
      The Supermetals Business purchases a significant portion of its raw material under long-term supply contracts with the Sons of Gwalia that are due to expire in calendar 2005. In August 2003, Cabot exercised its option to renew one of the supply contracts for a period of five years commencing on January 1, 2006. The price at which the raw materials will be purchased under the contract extension is the subject of an arbitration proceeding. Arbitration hearings took place in September and October 2005 and no decision has been rendered. There are a number of matters in dispute, and the arbitrator could find in favor of Cabot on certain of these matters while finding in favor of the Sons of Gwalia on others. However, if the arbitrator finds fully in favor of the Sons of Gwalia on all matters in dispute, Cabot would be obligated to buy tantalum ore under the extended contract at prices that could increase its annual ore costs by approximately $35 million in calendar year 2006. If the arbitrator finds fully in Cabot’s favor on all matters in dispute in the arbitration,

Cabot’s calendar year 2006 ore costs could decrease by approximately $11 million. For contract years after 2006, the price payable may be subject to a number of factors and it is, therefore, difficult to project a range of difference for future periods. Based on the range of difference in our position and Sons of Gwalia’s position, as well as the negotiations to date between us, we believe it is more likely than not that we will incur ore costs under the extended contract that are higher than our current costs, which higher costs could have a material adverse effect on this Business’s results. The parties also continue to negotiate a commercial resolution to their dispute. If the parties do not resolve this matter through a negotiated settlement, Cabot expects a final arbitrated decision to be issued during the first quarter of calendar year 2006. Accordingly, because the specific price at which the Company will purchase tantalum ore from the Sons of Gwalia remains unknown, this purchase commitment is based on current prices. However, depending on the outcome of the dispute with the Sons of Gwalia, our actual purchase prices could be higher.
      The purchase commitments for the Carbon Black Business covered by these agreements are with various suppliers and are estimated to aggregate approximately $741 million for the periods 2006 through 2028. Purchases under these agreements are expected to be approximately $68 million, $69 million, $69 million, $39 million, $38 million and $458 million for 2006, 2007, 2008, 2009 and 2010 and thereafter, respectively. Raw materials purchased under these agreements were $63 million, $26 million and $13 million in 2005, 2004 and 2003, respectively.
      The purchase commitments for the Metal Oxides Business covered by these agreements are with various suppliers and are estimated to aggregate approximately $25 million for the periods 2006 through 2010. Purchases under these agreements are expected to be $13 million, $9 million, $1 million, $1 million, $1 million and zero for 2006, 2007, 2008, 2009 and 2010 and thereafter, respectively. Raw materials purchased under these agreements were $12 million, $109 million and $49 million in 2005, 2004 and 2003, respectively.

Contingencies
      Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.
      As of September 30, 2005 and 2004, Cabot had $17 million and $20 million, respectively, reserved for environmental matters primarily related to divested businesses. In 2005 and 2004, there was $4 million in accrued expenses and $13 million and $16 million, respectively, in other liabilities on the consolidated balance sheets. These amounts represent Cabot’s best estimates of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Charges for environmental expense of $3 million in 2005 and a nominal amount in 2004 and 2003 were included in other charges on the consolidated statements of operations.
      At September 30, 2005, the operational and maintenance component of the $17 million reserve for environmental matters includes $5 million on a net present value basis or $6 million on an undiscounted basis. Cabot expects to make payments of $6 million during fiscal 2006. A discount rate of 4.93% is used for the environmental liability at September 30, 2005. The book value of the liabilities will be accreted up to the undiscounted liability value through interest expense over the expected cash flow period.
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
      The subsidiary disposed of the business in July 1995 by transferring it to a newly-formed joint venture called Aearo Corporation (“Aearo”) and retained an equity interest in Aearo. Cabot agreed to have the subsidiary retain liabilities allocable to respirators used prior to the 1995 transaction so long as Aearo pays Cabot an annual fee of $400,000. Aearo can discontinue payment of the fee at any time, in which case it will assume the responsibility for and indemnify us against the liabilities allocable to respirators manufactured and used prior to the 1995 transaction. Cabot has no liability in connection with any products manufactured by Aearo after 1995. Between July 1995 and September 30, 2001, the Company’s total costs and payments in connection with these respirator liabilities did not exceed the total amounts received from Aearo. Since September 30, 2001, the Company’s total costs and payments in connection with these liabilities have exceeded the amount Cabot has received from Aearo because of the significant increase in claims filed against AO beginning in calendar year 2001. In August 2003, Cabot and its subsidiary sold all of the subsidiary’s equity interest in Aearo for approximately $35 million. This sale did not alter the arrangements described above.
      As of December 31, 2002, there were approximately 50,000 claimants in pending cases asserting claims against AO in connection with respiratory products. As of September 30, 2003, 2004 and 2005 there were approximately 87,000, 91,000 and 92,000 claimants, respectively. A large portion of the claims served during 2003 were filed in Mississippi and appear to have been prompted by changes in Mississippi’s state procedural laws which caused claimants to file their claims prior to the effective date of these changes. Cabot has contributed to the Payor Groups’ defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use.
      In order to quantify Cabot’s estimated share of this respirator liability for pending and future respirator claims, Cabot engaged through counsel the assistance of a leading consulting firm, Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm in the field of tort liability valuation. The methodology developed by HR&A addresses the complexities surrounding Cabot’s potential liability by making assumptions about future claimants with respect to periods of asbestos exposure and respirator use and other assumptions. Using those and other assumptions, HR&A estimated the number of future claims that would be filed and the related costs that would be incurred in resolving those claims. HR&A then estimated the net present value of the share of these liabilities that reflected Cabot’s period of direct manufacture and our contractual obligations assuming that all other members of the Payor Group meet their obligations. Based on these estimates, Cabot has a reserve for these matters of $18 million on a net present value basis (or $31 million on an undiscounted basis) at September 30, 2005.
      It is important to note that in estimating Cabot’s share of liability for these matters, the Company has excluded settlement data from the 2002 settlement of a large number of claims in Mississippi in estimating future claims values. This settlement data was excluded because the procedure by which claims values were established in that settlement was not in conformity with past practice. In this settlement, generally, the values paid for claims were established before the claims were actually asserted. As a result, payments made did not reflect substantial differences between the severity of claims. Including this data, therefore, would result in an unsupported increase in the projected settlement values for future cases involving non-malignant injury, which represent a significant majority of the pending and estimated future claims. However, had this settlement data been included in the estimation of future claim values, Cabot’s estimated liability for pending and future respirator claim payments would have been $29 million on a net present value basis or $49 million on an undiscounted basis.

      Cabot’s current estimate of the cost of its share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) significant changes in the average cost of resolving claims, (iii) significant changes in the legal costs of defending these claims, (iv) changes in the nature of claims received, (v) changes in the law and procedure applicable to these claims, (vi) the financial viability of the Payor Group and (vii) a determination that the Company’s interpretation of the contractual obligations on which it has estimated its share of liability is inaccurate. Cabot cannot determine the impact of these potential developments on its current estimate of its share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be higher than the reserved amount.
      The $18 million liability for respirator claims is recognized on a discounted basis using a discount rate of 6.00% which represents management’s best estimate of the risk free rate to the cash flow payments of the liability that are projected through 2052. The total expected aggregate undiscounted amount is $31 million. Cabot expects to pay approximately $2 million per year over the next five years with the remaining $20 million paid thereafter through 2052. The book value of the liabilities will be accreted up to the undiscounted liability value through interest expense over the expected cash flow period.
      The Company has various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business. In the opinion of the Company, although final disposition of some or all of these other suits and claims may impact the Company’s financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on the Company’s financial position.
Note U.     Risk Management

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

Foreign Currency
      Cabot’s international operations are subject to certain risks, including currency fluctuations and government actions. The Company’s Treasury function, under the guidance of the Financial Risk Management Committee, continuously monitors foreign exchange exposures, so that Cabot can respond to changing economic and political environments. Exposures primarily relate to assets and liabilities denominated in foreign currencies as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, Cabot utilizes short-term forward contracts to minimize the exposure to foreign currency risk. In 2005, 2004 and 2003 none of Cabot’s forward contracts were designated as hedging instruments under FAS No. 133. Cabot’s forward foreign exchange contracts are denominated primarily in the Euro, Japanese yen, British pound sterling, Canadian dollar, Australian dollar, and Indonesian rupiah.
      At September 30, 2005 and 2004, Cabot had $139 million and $102 million in foreign currency forward contracts outstanding, respectively. For 2005, 2004 and 2003, the net realized gains associated with these types of instruments were $5 million, $4 million and $1 million, respectively. The net unrealized loss as of September 30, 2005, 2004 and 2003 was $4 million, zero and $1 million, respectively, based on the fair value of the instruments. Gains and losses associated with foreign exchange contracts were not material to each respective period and are recorded in other income and expense on the consolidated statements of operations.
      Cabot also uses non-U.S. dollar denominated derivatives and non-derivative (foreign currency debt) financial instruments to hedge its foreign currency risk related to the Japanese yen and the Euro. For further details see Note K.
      During the third quarter of fiscal 2005, the Chinese government revalued the Chinese Renminbi, thus eliminating the fixed translation to the U.S. dollar. We have reviewed the effect of this revaluation with regards to the increasing growth in our Carbon Black and Metal Oxides Businesses in China. During that same quarter the Malaysian government revalued the Malaysian Ringgit, which also eliminates its fixed translation to the U.S. dollar. Although we do not anticipate that the current revaluation will have a material impact on our operations and results, as with any fluctuating currency, any significant fluctuations could materially impact our results.

Political Risk
      Cabot is exposed to political or country risks inherent in doing business in some countries. These risks may include actions of governments, importing and exporting issues, contract loss and asset abandonment. Cabot considers these risks carefully in connection with its investing and operating activities.

Share Repurchases
      Cabot repurchases its shares in order to offset dilution caused by issuing shares under its various employee stock plans. In addition, Cabot may repurchase its shares as one of the methods of returning excess cash to shareholders.

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
      During fiscal years 2005, 2004 and 2003, Goodyear Tire and Rubber Company accounted for approximately 12%, 11% and 11%, respectively of Cabot’s annual consolidated net sales. No other customer individually represented more than 10% of net sales for any period presented. Cabot’s loss of this or other customers that may account for a significant portion of the Company’s sales, or any decrease in sales to any of these customers, could have a material adverse effect on Cabot’s business, financial condition or results of operations.

      Tire manufacturers in the Carbon Black Business and customers of the Supermetals Business comprise significant portions of Cabot’s trade receivable balance. The accounts receivable balance for these significant customers are as follows:

	September 30

	2005	2004

(Dollars in millions)
Tire manufacturers	$173	$116
Supermetals customers	$63	$54
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
      At September 30, 2005, the defined benefit underfunded pension plans are comprised of the following:

	U.S.	Foreign	Total

(Dollars in millions)
Fair value of plan assets at September 30, 2005	$132	$170	$302
Projected benefit obligation at September 30, 2005	$138	$231	$369
Funded (underfunded) status at September 30, 2005	$(6)	$(61)	$(67)
      Cabot funds the postretirement plans as claims or insurance premiums come due. The expense to Cabot for providing these benefits could increase in future years. At September 30, 2005, the accumulated postretirement benefit obligation is $117 million in U.S. plans and $17 million in foreign plans, of which $84 million in U.S. plans and $9 million in foreign plans is reserved for this liability. For further details see Note M.

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
Note V.     Subsequent Event
      On September 21, 2005, Cabot announced an agreement to purchase the remaining 50% of shares in Showa Cabot K.K. from its joint venture partner Showa Denko K.K. Showa Cabot, a manufacturer and supplier of carbon black, is located in Japan. The acquisition of Showa Cabot expands the capacity of Cabot’s existing rubber blacks product line in the Carbon Black Business. As of September 30, 2005, Showa Cabot is accounted for under the equity method. This transaction was completed during the first quarter of fiscal 2006 and as a result 100% of Showa Cabot’s results will be consolidated into Cabot’s financial statements.

      The transaction was completed on November 8, 2005 when Showa Cabot redeemed 1,800,000 of its shares (the remaining 50% of Showa Cabot owned by Showa Denko) for $19 million. In addition, as part of the acquisition, Cabot assumed $26 million of Showa Cabot’s debt obligations and approximately $10 million of unfunded pension liabilities. The purchase price will be allocated to the underlying assets and liabilities based on their fair values. For the twelve month period ended September 30, 2005, Showa Cabot had sales of approximately $133 million and operating income of approximately $14 million.
Note W.     Financial Information by Segment & Geographic Area

Segment Information
      During the last quarter of fiscal 2005, management changed its segment reporting structure to better reflect the way the Company manages and thinks about the businesses. Under the new reporting structure, Cabot is organized into four reportable segments: the Carbon Black Business, the Metal Oxides Business, the Supermetals Business (“CSM”), and the Specialty Fluids Business (“CSF”). Prior year segment information, which included the disclosure of reportable segments, has been restated to reflect this change.
      The Carbon Black Business is primarily comprised of the rubber blacks, performance products and inkjet colorants product lines as well as the business development activities of Superior MicroPowders. The revenues from each of these product lines are as follows:

	Years Ended September 30

	2005	2004	2003

(Dollars in millions)
Rubber blacks	$976	$863	$784
Performance products	469	427	374
Inkjet colorants	39	31	22
Superior MicroPowders	6	4	1

Total Carbon Black Sales	$1,490	$1,325	$1,181

      Carbon black is a form of elemental carbon, which is manufactured in a highly controlled process to produce particles and aggregates of varied structure and surface chemistry, resulting in many different performance characteristics for a wide variety of applications. Carbon black is widely used to enhance the physical, electrical and optical properties of the systems and applications in which it is incorporated. Carbon black is manufactured to match customer needs and performance requirements and is sold to diverse markets, including the automotive, building materials, agricultural, coatings, toners, inkjet printing and electronics markets. The rubber blacks products are used in tires and industrial products. Rubber blacks have traditionally been used in the tire industry as a rubber reinforcing agent and are also used as a performance additive. In industrial products such as hoses, belts, extruded profiles and molded goods, rubber blacks are used to improve the physical performance of the product. Performance products are specialized grades of carbon black that are used to enhance conductivity and static charge control, to provide UV protection, to enhance mechanical properties, to provide chemical flexibility through surface treatment and as pigments. These products are used in a wide variety of industries such as inks, coatings, cables, pipes, toners and electronics. Cabot’s performance products include black and white thermoplastic concentrates and specialty compounds that are marketed to the plastics industry. Cabot’s inkjet colorants are high-quality pigment-based black and other colorant dispersions the Company manufactures by surface treating special grades of carbon black and other pigments. Cabot’s inkjet colorant products are produced for various inkjet printing markets, including small office and home office printers, office printers, wide format printers and commercial and industrial printing applications.

      The Metal Oxides Business is primarily comprised of the fumed metal oxides (including fumed silica and fumed alumina and dispersions thereof) and aerogel product lines. The revenues from each of these product lines are as follows:

	Years Ended September 30

	2005	2004	2003

(Dollars in millions)
Fumed metal oxides	$231	$221	$190
Aerogels	—	—	—

Total Metal Oxides Sales	$231	$221	$190

      Fumed silica is an ultra-fine, high-purity particle used as a reinforcing, thickening, abrasive, thixotropic, suspending or anti-caking agent in a wide variety of products produced for the automotive, construction, microelectronics and consumer products industries. These products include adhesives, sealants, cosmetics, inks, toners, silicone rubber coatings, polishing slurries and pharmaceuticals. Fumed alumina, also an ultra-fine, high-purity particle, is used as an abrasive, absorbent or barrier agent in a variety of products, such as inkjet media, lighting, coatings and cosmetics. Cabot’s aerogels are nano-structured high surface area hydrophobic silica particles with potential uses in a variety of thermal and acoustic insulation applications. This product has been incorporated into the skylight, window and wall system products of several manufacturers of panels for use in the daylighting segment of the construction industry and continues to focus on application and market development activities for use of aerogels in other commercial areas.
      The Supermetals Business produces tantalum, niobium (columbium) and their alloys. Tantalum is produced in various forms including powder and wire. Electronics is the largest market for tantalum powder and wire, which are used to make capacitors for computers, networking devices, wireless phones, electronics for automobiles and other devices. Tantalum, niobium and their alloys are also produced in wrought form for other applications such as the production of superalloys and chemical process equipment, and for various other industrial and aerospace applications. In addition, we sell tantalum products for the manufacture of tantalum sputtering targets used in thin film applications, including semiconductors, optics, magnetics and flat panel displays. As of October 1, 2003, the operation of the tantalum mine in Manitoba, Canada was transferred from the Company’s Specialty Fluids Business to Cabot Supermetals. Prior periods have been reclassified to conform to this new presentation.
      The Specialty Fluids Business produces and markets cesium formate as a drilling and completion fluid for use in high pressure and high temperature oil and gas well operations. Cesium formate products are solids-free, high-density fluids that have a low viscosity, permitting them to flow readily in oil and gas wells. The fluid is resistant to high temperatures, minimizes damage to producing reservoirs and is readily biodegradable.
      The accounting policies of the segments are the same as those described in the summary of “Significant Accounting Policies.” Exceptions are noted as follows and are incorporated in the tables below. Revenues from external customers for certain product lines within the Carbon Black Business include 100% of sales from one equity affiliate. Segment profit is a measure used by Cabot’s operating decision-makers to measure consolidated operating results and assess segment performance. Cabot evaluates the performance of its segments and allocates resources based on segment profit or loss before taxes (“PBT”). Segment PBT includes equity in net income of affiliated companies, royalties paid by equity affiliates and minority interest and excludes corporate governance costs, interest expense, foreign currency transaction gains and losses, interest income, dividend income, non-allocated corporate overhead and certain cost of goods sold, selling and administrative, and research and technical expenses that are not included in segment PBT. Cash, short-term investments, cost investments, income taxes receivable, deferred taxes and headquarters’ assets are included in Unallocated and Other. Expenditures for additions to long-lived assets include total equity and other investments (including available-for-sale securities), property, plant and equipment, intangible assets and assets held for rent.

      Financial information by segment is as follows:

	Carbon	Metal		Specialty	Segment	Unallocated	Consolidated
	Black	Oxides	Supermetals(1)	Fluids	Total	and Other(2)	Total

(Dollars in millions)
Years Ended September 30 2005
Revenues from external customers (3)	$1,490	$231	$346	$40	$2,107	$18	$2,125
Depreciation and amortization	91	22	22	4	139	3	142
Equity in net income of affiliated companies	11	1	—	—	12	—	12
Income (loss) from continuing operations before taxes(4)	94	16	52	17	179	(272)	(93)
Assets(5)	1,287	234	351	74	1,946	428	2,374
Investment in equity-basis affiliates	60	3	—	—	63	—	63
Total expenditures for additions to long-lived assets (6)	136	26	21	6	189	97	286
2004
Revenues from external customers (3)	$1,325	$221	$338	$27	$1,911	$23	$1,934
Depreciation and amortization	86	22	20	3	131	3	134
Equity in net income of affiliated companies	5	1	—	—	6	—	6
Income (loss) from continuing operations before taxes(4)	114	18	77	6	215	(51)	164
Assets(5)	1,181	205	572	72	2,030	396	2,426
Investment in equity-basis affiliates	53	3	—	—	56	—	56
Total expenditures for additions to long-lived assets (6)	83	14	21	6	124	111	235

	Carbon	Metal		Specialty	Segment	Unallocated	Consolidated
	Black	Oxides	Supermetals(1)	Fluids	Total	and Other(2)	Total

(Dollars in millions)
Years Ended September 30 2003
Revenues from external customers(3)	$1,181	$190	$393	$12	$1,776	$19	$1,795
Depreciation and amortization	87	19	24	2	132	3	135
Equity in net income of affiliated companies	5	—	—	—	5	—	5
Income (loss) from continuing operations before taxes(4)	86	2	108	(2)	194	(100)	94
Assets(5)	1,100	207	566	54	1,927	398	2,325
Investment in equity-basis affiliates	48	2	—	—	50	—	50
Total expenditures for additions to long-lived assets(6)	102	15	25	5	147	2	149

(1)	Income before taxes related to the Supermetals Business for the year ended September 30, 2005 is exclusive of goodwill impairment charges of $90 million, $121 million of long-lived asset impairment charges and $15 of charges related to cost reduction initiatives, which are included in Unallocated and Other charges.

(2)	Unallocated and Other includes certain corporate items and eliminations that are not allocated to the operating segments.

(3)	Revenues from external customers for the Carbon Black Business includes 100% of sales from one equity affiliate and transfers of materials at cost and at market-based prices. Unallocated and Other reflects an adjustment for the equity affiliate sales and includes royalties paid by equity affiliates offset by external shipping and handling fees:

	Years Ended September 30

	2005	2004	2003

(Dollars in millions)
Equity affiliate sales	$(36)	$(36)	$(32)
Royalties paid by equity affiliates and other operating revenues	12	8	6
Shipping and handling fees	42	51	45

Total	$18	$23	$19

(4)	Profit or loss from continuing operations before taxes for Unallocated and Other includes:

	Years Ended September 30

	2005	2004	2003

(Dollars in millions)
Interest expense	$(29)	$(30)	$(28)
Certain items and other income (expense), net(a)	(233)	(13)	(66)
Equity in net income of affiliated companies	(12)	(6)	(5)
Foreign currency transaction gains (losses)(b)	2	(2)	(1)

Total	$(272)	$(51)	$(100)

(a)	Certain items and other income (expense), net includes investment income, and certain other items that are not included in segment PBT. These certain items for fiscal 2005 include $16 million for restructuring charges as discussed in Note P, $90 million of goodwill asset impairment charges as discussed in Note D, $121 million of long-lived asset impairment charges as discussed in Note D and $15 million of charges related to cost reduction initiatives in the Supermetals Business. These certain items for fiscal 2004 include $6 million for restructuring charges, a $12 million charge for the impairment of an investment, income of $2 million related to respirator reserve recoveries and $2 million of charges related to other non-operating items. These certain items for fiscal 2003 include $51 million for restructuring charges, a $14 million charge for acquired in-process research and development, a $22 million charge for the impairment of two investments, a $20 million reserve for respirator claims, a $4 million asset impairment charge, proceeds of $4 million for insurance recoveries and proceeds of $35 million for the sale of an equity interest in an investment.

(b)	Net of other foreign currency risk management activity.

(5)	Unallocated and Other assets includes cash, short-term investments, investments other than equity basis, income taxes receivable, deferred taxes and headquarters’ assets.

(6)	Expenditures for additions to long-lived assets include total equity and other investments (including available- for-sale securities), property, plant and equipment, intangible assets and assets held for rent.

Geographic Information
      Sales are attributed to the United States and to all foreign countries based on the location from which the sale originated. Revenues and long-lived assets from external customers attributable to an individual country, other than the United States and Japan, did not meet the threshold for disclosure.

      Revenues from external customers and long-lived asset information by geographic area are summarized as follows:

	United		Other Foreign	Consolidated
	States	Japan	Countries	Total

(Dollars in millions)
Years Ended September 30
2005
Revenues from external customers	$609	$219	$1,297	$2,125
Long-lived assets(1)	$332	$22	$615	$969
2004
Revenues from external customers	$614	$183	$1,137	$1,934
Long-lived assets(1)	$472	$141	$549	$1,162
2003
Revenues from external customers	$669	$154	$972	$1,795
Long-lived assets(1)	$446	$145	$547	$1,138

(1)	Long-lived assets include total equity and other investments, (including available-for-sale marketable securities), net property, plant and equipment, net intangible assets and assets held for rent.

Note X.     Unaudited Quarterly Financial Information
      Unaudited financial results by quarter for the fiscal years ended September 30, 2005 and 2004 are summarized below and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Quarter Ended

	December		March		June		September		Year

(Dollars in millions, except per share amounts)
Fiscal 2005
Net sales	$495		$527		$545		$558		$2,125
Gross profit	117		130		118		68		433
Income (loss) from continuing operations	35	(1)(2)	(50	) (3)	26	(4)	(59	)(5)	(48)
Dividends on preferred stock, net of tax benefit	(1)		—		(1)		(1)		(3)

Income (loss) available to common shares	$34		$(50)		$25		$(60)		$(51)

Income (loss) from continuing operations per common share (diluted)	$0.51		$(0.84)		$0.39		$(1.02)		$(0.84)

Income (loss) per common share (diluted)	$0.51		$(0.84)		$0.39		$(1.02)		$(0.84)

Fiscal 2004
Net sales	$446		$500		$492		$496		$1,934
Gross profit	107		131		129		110		477
Income from continuing operations	30	(6)	36	(7)	41	(8)	14	(9)	122
Income (loss) from discontinued businesses, net of income taxes	(1)		1		1		1		2
Dividends on preferred stock, net of tax benefit	(1)		(1)		—		(1)		(3)

Income available to common shares	$28		$36		$42		$14		$121

Income from continuing operations per common share (diluted)	$0.43		$0.53		$0.61		$0.21		$1.79
Income (loss) from discontinued businesses per common share (diluted)	(0.01)		0.01		0.01		0.02		0.03

Income per common share (diluted)	$0.42		$0.54		$0.62		$0.23		$1.82

(1)	Includes $4 million charge for restructuring initiatives.

(2)	Includes $3 million of tax benefit related to the closure of the Altona facility.

(3)	Includes charges of $4 million for restructuring initiatives and $90 million for goodwill asset impairment.

(4)	Includes $4 million charge for restructuring initiatives.

(5)	Includes charges of $3 million for restructuring initiatives, $15 million for cost reduction initiatives and $121 million for long-lived asset impairment.

(6)	Includes $1 million charge for restructuring initiatives.

(7)	Includes $2 million charge for restructuring initiatives and $1 million charge for a currency translation adjustment.

(8)	Includes $1 million charge for restructuring initiatives.

(9)	Includes charges of $2 million for restructuring initiatives, $12 million for an asset impairment, and $2 million for a currency translation adjustment and proceeds of $2 million from respirator reserve recoveries and $1 million from insurance recoveries.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Cabot Corporation:
      We have completed an integrated audit of Cabot Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cabot Corporation and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
December 14, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      Cabot carried out an evaluation, under the supervision and with the participation of its management, including the Company’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2005. Based on that evaluation, Cabot’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
      Cabot’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Cabot. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
      Cabot’s management assessed the effectiveness of Cabot’s internal control over financial reporting as of September 30, 2005 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, Cabot’s management concluded that Cabot’s internal control over financial reporting was effective as of September 30, 2005.

      Management’s assessment of the effectiveness of Cabot’s internal control over financial reporting as of September 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears under Item 8.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Certain information regarding our executive officers is included at the end of Part I of this Annual Report under the heading “Executive Officers of the Registrant.” The other information required by this item will be included in our Proxy Statement for the 2006 Annual Meeting of Stockholders (“Proxy Statement”) and is herein incorporated by reference.
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

Item 11.	Executive Compensation
      The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) Financial Statements. See “Index to Financial Statements” under Item 8 on page 52 of this Form 10-K.
      (b) Exhibits. (Certain exhibits not included in copies of the Form 10-K sent to stockholders.)
      The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K. Cabot will furnish to any stockholder, upon written request, any exhibit listed below, upon payment by such stockholder of the Company’s reasonable expenses in furnishing such exhibit.

Exhibit
Number		Description

3(a)	—	Certificate of Incorporation of Cabot Corporation restated effective October 24, 1983, as amended (incorporated herein by reference to Exhibit 3(a) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1996, file reference 1-5667, filed with the SEC on December 24, 1996).

3(b)	—	The By-laws of Cabot Corporation as of January 11, 1991 (incorporated herein by reference to Exhibit 3(b) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the SEC on December 27, 1991).

4(a)	—	Rights Agreement, dated as of November 10, 1995, between Cabot Corporation and Fleet National Bank (formerly The First National Bank of Boston), as Rights Agent (incorporated herein by reference to Exhibit 1 of Cabot’s Registration Statement on Form 8-A, file reference 1-5667, filed with the Commission on November 13, 1995), as amended by Amendment No. 1 to Rights Agreement dated July 12, 2002, between Fleet National Bank, as Rights Agent, and Cabot Corporation dated November 10, 1995 (incorporated herein by reference to Exhibit 4.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, file reference 1-5667, filed with the SEC on August 14, 2002).

4(b)(i)	—	Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4 of Amendment No. 1 to Cabot’s Registration Statement on Form S-3, Registration No. 33-18883, filed with the SEC on December 10, 1987).

4(b)(ii)	—	First Supplemental Indenture dated as of June 17, 1992, to the Indenture (incorporated by reference to Exhibit 4.3 of Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-48686, filed with the SEC on June 18, 1992).

4(b)(iii)	—	Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, file reference 1-5667, filed with the SEC on February 14, 1997).

4(b)(iv)	—	Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K, dated November 20, 1998, file reference 1-5667, filed with the SEC on November 20, 1998).

Exhibit
Number		Description

10(a)	—	Credit Agreement dated August 3, 2005 among Cabot Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/ C Issuer, Citibank, N.A., as Syndication Agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, file reference 1-5667, filed with the SEC on June 30, 2005).

10(b)(i)*	—	1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 28 of Cabot’s Registration Statement on Form S-8, Registration No. 333-03683, filed with the SEC on May 14, 1996).

10(b)(ii)*	—	1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, file reference 1-5667, filed with the SEC on May 17, 1999).

10(b)(iii)*	—	Amendments to Cabot Corporation 1996 and 1999 Equity Incentive Plans, dated May 12, 2000 (incorporated herein by reference to Exhibit 10 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, file reference 1-5667, filed with the SEC on May 15, 2000).

10(b)(iv)*	—	Amendment to 1999 Equity Incentive Plan dated March 7, 2002 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002, file reference 1-5667, filed with the SEC on May 15, 2002).

10(c)	—	Note Purchase Agreement between John Hancock Mutual Life Insurance Company, State Street Bank and Trust Company, as trustee for the Cabot Corporation Employee Stock Ownership Plan, and Cabot Corporation, dated as of November 15, 1988 (incorporated by reference to Exhibit 10(c) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1988, file reference 1-5667, filed with the SEC on December 29, 1988).

10(d)(i)*	—	Supplemental Cash Balance Plan (incorporated herein by reference to Exhibit 10(e)(i) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).

10(d)(ii)*	—	Supplemental Cash Balance Plan, as amended and restated effective January 1, 2002 (incorporated herein by reference to Exhibit 10(d)(ii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).

10(d)(iii)*	—	Supplemental Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10(e)(ii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).

10(d)(iv)*	—	Supplemental Retirement Incentive Savings Plan (incorporated herein by reference to Exhibit 10(e)(iii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).

10(d)(v)*	—	Supplemental Retirement Savings Plan, as amended and restated effective December 31, 2000 (incorporated herein by reference to Exhibit 10(d)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).

10(d)(vi)*	—	Cabot Corporation Deferred Compensation Plan dated January 1, 1995 (incorporated herein by reference to Exhibit 10(e)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the SEC on December 29, 1995).

10(d)(vii)*	—	Amendment 1997-I to Cabot Corporation Deferred Compensation Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1997, file reference 1-5667, filed with the SEC on December 24, 1997).

Exhibit
Number		Description

10(e)	—	Group Annuity Contract No. GA-6121 between The Prudential Insurance Company of America and State Street Bank and Trust Company, dated June 28, 1991 (incorporated herein by reference to Exhibit 10(h) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the SEC on December 27, 1991).

10(f)(i)*†	—	Summary of Compensation for Non-Employee Directors.

10(f)(ii)*	—	Non-employee Directors’ Stock Compensation Plan (incorporated herein by reference to Exhibit A of Cabot’s Proxy Statement for its 1992 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on December 27, 1991), as amended by the First Amendment to Non-employee Directors’ Stock Compensation Plan dated January 10, 2003 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 15, 2003).

10(g)	—	Asset Transfer Agreement, dated as of June 13, 1995, among Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation, Cabot Safety Holdings Corporation and Cabot Safety Acquisition Corporation (incorporated herein by reference to Exhibit 2(a) of Cabot Corporation’s Current Report on Form 8-K dated July 11, 1995, file reference 1-5667, filed with the SEC July 26, 1995).

10(h)*	—	Cabot Corporation Senior Management Severance Protection Plan, effective January 9, 1998 (incorporated herein by reference to Exhibit 10(a) of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, file reference 1-5667, filed with the SEC February 17, 1998).

10(i)*	—	Cabot Corporation Short-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, file reference 1-5667, filed with the SEC on May 14, 2001).

10(j)	—	Fiscal Agency Agreement dated as of September 24, 2003 among Cabot Finance B.V., Cabot Corporation, and U.S. Bank Trust National Association (incorporated herein by reference to Exhibit 10(l) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the Commission on December 23, 2003).

12†	—	Statement Re: Computation of Ratio of Earnings (Loss) to Fixed Charges.

21†	—	Subsidiaries of Cabot Corporation.

23†	—	Consent of PricewaterhouseCoopers LLP.

31(i)†	—	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31(ii)†	—	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32†	—	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.
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
Date: December 13, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kennett F. Burnes Kennett F. Burnes	Director, Chairman of the Board, President and Chief Executive Officer	December 13, 2005

/s/ John A. Shaw John A. Shaw	Executive Vice President and Chief Financial Officer (principal financial officer)	December 13, 2005

/s/ James P. Kelly James P. Kelly	Controller (principal accounting officer)	December 13, 2005

/s/ Dirk L. Blevi Dirk L. Blevi	Director and Executive Vice President	December 13, 2005

/s/ John S. Clarkeson John S. Clarkeson	Director	December 13, 2005

/s/ Juan Enriquez-Cabot Juan Enriquez-Cabot	Director	December 13, 2005

/s/ Arthur L. Goldstein Arthur L. Goldstein	Director	December 13, 2005

Signatures	Title	Date

/s/ Gautam S. Kaji Gautam S. Kaji	Director	December 13, 2005

/s/ Roderick C.G. MacLeod Roderick C.G. MacLeod	Director	December 13, 2005

/s/ John H. McArthur John H. McArthur	Director	December 13, 2005

/s/ Henry F. McCance Henry F. McCance	Director	December 13, 2005

/s/ John F. O’Brien John F. O’Brien	Director	December 13, 2005

/s/ Ronaldo H. Schmitz Ronaldo H. Schmitz	Director	December 13, 2005

/s/ Lydia W. Thomas Lydia W. Thomas	Director	December 13, 2005

/s/ Mark S. Wrighton Mark S. Wrighton	Director	December 13, 2005

EXHIBIT INDEX

Exhibit
Number		Description

3(a)	—	Certificate of Incorporation of Cabot Corporation restated effective October 24, 1983, as amended (incorporated herein by reference to Exhibit 3(a) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1996, file reference 1-5667, filed with the SEC on December 24, 1996).

3(b)	—	The By-laws of Cabot Corporation as of January 11, 1991 (incorporated herein by reference to Exhibit 3(b) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the SEC on December 27, 1991).

4(a)	—	Rights Agreement, dated as of November 10, 1995, between Cabot Corporation and Fleet National Bank (formerly The First National Bank of Boston), as Rights Agent (incorporated herein by reference to Exhibit 1 of Cabot’s Registration Statement on Form 8-A, file reference 1-5667, filed with the Commission on November 13, 1995), as amended by Amendment No. 1 to Rights Agreement dated July 12, 2002, between Fleet National Bank, as Rights Agent, and Cabot Corporation dated November 10, 1995 (incorporated herein by reference to Exhibit 4.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, file reference 1-5667, filed with the SEC on August 14, 2002).

4(b)(i)	—	Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4 of Amendment No. 1 to Cabot’s Registration Statement on Form S-3, Registration No. 33-18883, filed with the SEC on December 10, 1987).

4(b)(ii)	—	First Supplemental Indenture dated as of June 17, 1992, to the Indenture (incorporated by reference to Exhibit 4.3 of Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-48686, filed with the SEC on June 18, 1992).

4(b)(iii)	—	Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, file reference 1-5667, filed with the SEC on February 14, 1997).

4(b)(iv)	—	Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K, dated November 20, 1998, file reference 1-5667, filed with the SEC on November 20, 1998).

10(a)	—	Credit Agreement dated August 3, 2005 among Cabot Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/ C Issuer, Citibank, N.A., as Syndication Agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, file reference 1-5667, filed with the SEC on June 30, 2005).

10(b)(i)*	—	1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 28 of Cabot’s Registration Statement on Form S-8, Registration No. 333-03683, filed with the SEC on May 14, 1996).

10(b)(ii)*	—	1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, file reference 1-5667, filed with the SEC on May 17, 1999).

10(b)(iii)*	—	Amendments to Cabot Corporation 1996 and 1999 Equity Incentive Plans, dated May 12, 2000 (incorporated herein by reference to Exhibit 10 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, file reference 1-5667, filed with the SEC on May 15, 2000).

Exhibit
Number		Description

10(b)(iv)*	—	Amendment to 1999 Equity Incentive Plan dated March 7, 2002 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002, file reference 1-5667, filed with the SEC on May 15, 2002).

10(c)	—	Note Purchase Agreement between John Hancock Mutual Life Insurance Company, State Street Bank and Trust Company, as trustee for the Cabot Corporation Employee Stock Ownership Plan, and Cabot Corporation, dated as of November 15, 1988 (incorporated by reference to Exhibit 10(c) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1988, file reference 1-5667, filed with the SEC on December 29, 1988).

10(d)(i)*	—	Supplemental Cash Balance Plan (incorporated herein by reference to Exhibit 10(e)(i) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).

10(d)(ii)*	—	Supplemental Cash Balance Plan, as amended and restated effective January 1, 2002 (incorporated herein by reference to Exhibit 10(d)(ii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).

10(d)(iii)*	—	Supplemental Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10(e)(ii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).

10(d)(iv)*	—	Supplemental Retirement Incentive Savings Plan (incorporated herein by reference to Exhibit 10(e)(iii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).

10(d)(v)*	—	Supplemental Retirement Savings Plan, as amended and restated effective December 31, 2000 (incorporated herein by reference to Exhibit 10(d)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).

10(d)(vi)*	—	Cabot Corporation Deferred Compensation Plan dated January 1, 1995 (incorporated herein by reference to Exhibit 10(e)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the SEC on December 29, 1995).

10(d)(vii)*	—	Amendment 1997-I to Cabot Corporation Deferred Compensation Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1997, file reference 1-5667, filed with the SEC on December 24, 1997).

10(e)	—	Group Annuity Contract No. GA-6121 between The Prudential Insurance Company of America and State Street Bank and Trust Company, dated June 28, 1991 (incorporated herein by reference to Exhibit 10(h) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the SEC on December 27, 1991).

10(f)(i)*†	—	Summary of Compensation for Non-Employee Directors.

10(f)(ii)*	—	Non-employee Directors’ Stock Compensation Plan (incorporated herein by reference to Exhibit A of Cabot’s Proxy Statement for its 1992 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on December 27, 1991), as amended by the First Amendment to Non-employee Directors’ Stock Compensation Plan dated January 10, 2003 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 15, 2003).

10(g)	—	Asset Transfer Agreement, dated as of June 13, 1995, among Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation, Cabot Safety Holdings Corporation and Cabot Safety Acquisition Corporation (incorporated herein by reference to Exhibit 2(a) of Cabot Corporation’s Current Report on Form 8-K dated July 11, 1995, file reference 1-5667, filed with the SEC July 26, 1995).

Exhibit
Number		Description

10(h)*	—	Cabot Corporation Senior Management Severance Protection Plan, effective January 9, 1998 (incorporated herein by reference to Exhibit 10(a) of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, file reference 1-5667, filed with the SEC February 17, 1998).

10(i)*	—	Cabot Corporation Short-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, file reference 1-5667, filed with the SEC on May 14, 2001).

10(j)	—	Fiscal Agency Agreement dated as of September 24, 2003 among Cabot Finance B.V., Cabot Corporation, and U.S. Bank Trust National Association (incorporated herein by reference to Exhibit 10(l) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the Commission on December 23, 2003).

12†	—	Statement Re: Computation of Ratio of Earnings (Loss) to Fixed Charges.

21†	—	Subsidiaries of Cabot Corporation.

23†	—	Consent of PricewaterhouseCoopers LLP.

31(i)†	—	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31(ii)†	—	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32†	—	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.