Form 10-Q
period 2005-12-31
CABOT CORP
filed 2006-02-09
CIK 16040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

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
(617) 345-0100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

As of February 6, 2006 the Company had 63,245,807 shares of Common
Stock, par value $1 per share, outstanding.

CABOT CORPORATION

Part I.  Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2005 and 2004
(In millions, except per share amounts)
(Unaudited)

	2005	2004

Net sales and other operating revenues	$587	$495
Cost of sales	481	378

Gross profit	106	117
Selling and administrative expenses	58	54
Research and technical expenses	13	15

Income from operations	35	48
Interest and dividend income	2	2
Interest expense	(6)	(8)
Other income (expense)	(4)	3

Income from continuing operations before income taxes	27	45
Provision for income taxes	(4)	(9)
Equity in net income of affiliated companies, net of tax of $1 and $0	3	2
Minority interest in net income, net of tax of $1 and $1	(4)	(3)

Income from continuing operations	22	35
Cumulative effect of an accounting change, net of tax of $1	2	—

Net income	24	35
Dividends on preferred stock, net of tax benefit of $0 and $0	(1)	(1)

Net income available to common shares	$23	$34

Weighted-average common shares outstanding, in millions:
Basic	60	60

Diluted	68	69

Income per common share:
Basic:
Continuing operations	$0.35	$0.58
Cumulative effect of an accounting change	0.04	—

Net income per share — basic	$0.39	$0.58

Diluted:
Continuing operations	$0.31	$0.51
Cumulative effect of an accounting change	0.04	—

Net income per share — diluted	$0.35	$0.51

Dividends per common share	$0.16	$0.16

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions)

ASSETS
(Unaudited)

	December 31,	September 30,
	2005	2005

Current assets:
Cash and cash equivalents	$120	$181
Short-term marketable securities investments	15	30
Accounts and notes receivable, net of reserve for doubtful accounts of $6 and $4	480	430
Inventories:
Raw materials	175	169
Work in process	110	134
Finished goods	183	151
Other	46	41

Total inventories	514	495
Prepaid expenses and other current assets	59	66
Assets held for sale	5	5
Deferred income taxes	43	41

Total current assets	1,236	1,248

Investments:
Equity affiliates	54	63
Long-term marketable securities and cost investments	4	6

Total investments	58	69

Property, plant and equipment	2,332	2,262
Accumulated depreciation and amortization	(1,444)	(1,430)

Net property, plant and equipment	888	832

Other assets:
Goodwill	34	25
Intangible assets, net of accumulated amortization of $9 and $9	6	6
Assets held for rent	37	37
Deferred income taxes	106	108
Other assets	60	49

Total other assets	243	225

Total assets	$2,425	$2,374

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except for share and per share amounts)

LIABILITIES & STOCKHOLDERS’ EQUITY
(Unaudited)

	December 31,	September 30,
	2005	2005

Current liabilities:
Notes payable to banks	$46	$34
Accounts payable and accrued liabilities	350	321
Income taxes payable	39	30
Deferred income taxes	1	1
Current portion of long-term debt	26	47

Total current liabilities	462	433

Long-term debt	472	463
Deferred income taxes	14	15
Other liabilities	307	307
Commitments and contingencies (Note I)
Minority interest	62	57
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Series B ESOP Convertible Preferred Stock 7.75% Cumulative issued: 75,336 shares, outstanding: 59,789 and 61,068 shares (aggregate per share redemption value of $43 and $44)	60	61
Less cost of shares of preferred treasury stock	(38)	(38)
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued and outstanding: 63,158,692 and 62,971,872 shares	63	63
Less cost of shares of common treasury stock	(5)	(5)
Additional paid-in capital	9	32
Retained earnings	1,128	1,127
Unearned compensation	—	(41)
Deferred employee benefits	(41)	(42)
Notes receivable for restricted stock	(19)	(19)
Accumulated other comprehensive loss	(49)	(39)

Total stockholders’ equity	1,108	1,099

Total liabilities and stockholders’ equity	$2,425	$2,374

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 2005 and 2004

(In millions)
(Unaudited)

	2005	2004

Cash Flows from Operating Activities:
Net income	$24	$35
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	30	35
Deferred tax provision	4	2
Cumulative effect of an accounting change	(2)	—
Equity in income of affiliated companies	(3)	(2)
Non-cash compensation, net	6	7
Other non-cash charges, net	7	5
Changes in assets and liabilities (net of effect of acquisition):
Accounts and notes receivable	(18)	(16)
Inventory	(19)	(28)
Prepayments and other current assets	5	(7)
Accounts payable and accrued liabilities	(17)	(14)
Income taxes payable	9	1
Other liabilities	(15)	(6)
Other, net	6	(3)

Cash provided by operating activities	17	9

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(49)	(30)
Cash paid for acquisition of affiliate, net of cash acquired	(19)	—
Proceeds from sales of property, plant and equipment	—	1
Increase in assets held for rent	—	(1)
Purchase of marketable securities investments	(23)	(25)
Proceeds from sale and maturity of marketable securities investments	42	15

Cash used in investing activities	(49)	(40)

Cash Flows from Financing Activities:
Repayments of long-term debt	(31)	—
Increase in current portion of long-term debt	—	—
Increase in long-term debt	22	—
Decrease in notes payable to bank, net	(11)	1
Purchases of common stock	—	(10)
Sales of common stock	1	1
Cash dividends paid to stockholders	(11)	(11)

Cash used in financing activities	(30)	(19)

Effect of exchange rate changes on cash	1	5

Decrease in cash and cash equivalents	(61)	(45)

Cash and cash equivalents at beginning of period	181	159

Cash and cash equivalents at end of period	$120	$114

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended December 31, 2005
(In millions)
(Unaudited)

	Preferred	Common						Notes
	Stock,	Stock,			Accumulated			Receivable		Total
	Net of	Net of	Additional		Other		Deferred	for	Total	Comprehensive
	Treasury	Treasury	Paid-in	Retained	Comprehensive	Unearned	Employee	Restricted	Stockholders’	Income
	Stock	Stock	Capital	Earnings	Income/(Loss)	Compensation	Benefits	Stock	Equity	(Loss)

2006
Balance at September 30, 2005	$23	$58	$32	$1,127	$(39)	$(41)	$(42)	$(19)	$1,099

Net income				24						$24
Foreign currency translation adjustment					(11)					(11)
Change in unrealized loss on derivative instruments					1					1

Total comprehensive income									14	$14

Common dividends paid				(10)					(10)
Issuance of stock under employee compensation plans, net of actual forfeitures		—	9						9
Preferred stock conversion	(1)	—	1						—
Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit				(1)					(1)
Principal payment by Employee Stock Ownership Plan under guaranteed loan							1		1
Reversal of unearned compensation due to FAS 123(R) implementation			(29)	(12)		41			—
Cumulative effect of change in accounting principle			(4)						(4)

Balance at December 31, 2005	$22	$58	$9	$1,128	$(49)	$—	$(41)	$(19)	$1,108

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
Unaudited

A.	Basis of Presentation

The consolidated financial statements include the accounts of Cabot Corporation and its majority-owned and controlled U.S. and non-U.S. subsidiaries (“Cabot” or the “Company”). Intercompany transactions have been eliminated.

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (“2005 10-K”).

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 2005 and 2004. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

B.	Significant Accounting Policies

Revenue Recognition

Cabot derives most of its revenues from the sale of rubber blacks, performance products, inkjet colorants, fumed metal oxides and tantalum and related products and from the rental and sale of cesium formate. Revenue from product sales is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Revenue from the rental of cesium formate is recognized throughout the rental period based on the contracted rental amount. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. Other operating revenues, which represents less than ten percent of total revenues, include tolling, servicing and royalties for licensed technology.

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

Certain customer contracts contain price protection clauses that provide for the potential reduction in past or future sales prices. Cabot analyzes these contract provisions to determine if an obligation related to these clauses exists and records revenue net of any estimated price protection commitments.

Under certain multi-year supply contracts with declining prices and minimum volumes, Cabot recognizes revenue based on the estimated average selling price over the contract lives. At December 31, 2005 and September 30, 2005, Cabot had less than a million and $1 million, respectively, of revenue deferred related to certain supply agreements representing the difference between the billed price and the estimated average selling price. The deferred revenue will be recognized as customers purchase the contracted minimum volumes through 2006.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
Unaudited

experience and contractual obligations. A provision for sales returns and allowances is recorded at the time of sale based on historical experience as a reduction of sales.

Accounts and notes receivable as of December 31, 2005 and September 30, 2005 primarily include trade accounts receivable, which arise in the normal course of business, income tax receivables of $24 million and $23 million, respectively, and the current portion of notes receivable of $8 million and $6 million, respectively. Trade receivables are recorded at the invoiced amount and do not bear interest. Cabot maintains allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both a historical and prospective basis. Customer account balances are charged off against the allowance when Cabot determines it is probable the receivable will not be recovered. Provisions and charge-offs were significantly impacted by a $2 million provision for a customer that filed bankruptcy during the first quarter of fiscal 2006. The activity in the allowance was not material during the first fiscal quarter of 2005. There is no off-balance sheet credit exposure related to customer receivable balances.

Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price in accordance with Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs.” Shipping and handling costs are included in cost of sales.

Asset Retirement Obligations

Cabot accounts for asset retirement obligations in accordance with Statement of Financial Accounting Standards (“FAS”) No. 143, “Accounting for Asset Retirement Obligations”. Cabot has determined that certain legal obligations exist primarily related to site restoration activities legally required upon the closing of certain facilities. However, until a closure date is determined for a facility, these facilities and the associated legal obligations have been determined to have an indeterminate life. Accordingly, the fair value of the liability cannot be reasonably estimated and an asset retirement obligation has not been recognized. Cabot had $4 million and $5 million of asset retirement obligations at December 31, 2005 and September 30, 2005, respectively, related to the closure of the Company’s carbon black manufacturing facilities in Zierbena, Spain and Altona, Australia (as further discussed in the restructuring footnote at Note H). Cabot also had a $3 million reserve at both December 31, 2005 and September 30, 2005, related to the decommissioning of storage bins used in the Supermetals Business that can not be closed without governmental approval. There was no activity in this reserve balance during the three months ending December 31, 2005. Cabot expects the liability related to the Supermetals Business to be paid over the next twenty-four to thirty-six months.

C.	Stock-Based Compensation

Cabot has two equity incentive plans, the 1996 Equity Incentive Plan and the 1999 Equity Incentive Plan, for key employees. No awards may be granted under the 1996 Equity Incentive Plan after December 11, 2005, although awards previously granted under the plan may extend beyond that date. Awards under the plans have been made primarily as part of Cabot’s Long-Term Incentive Program, the terms of which are determined by the Compensation Committee of the Board of Directors. These awards consist of restricted stock, which has been issued at a discount to the fair market value (60% under the 1996 plan and 70% under the 1999 plan) on the date of the award, or nonqualified stock options with an exercise price equal to the fair market value of Cabot’s common stock on the date of the award. Variations of the stock options and restricted stock are made to international employees in order to provide benefits comparable to U.S. employees. Restricted stock and stock options generally vest on the third anniversary of the date of grant for participants

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
Unaudited

then employed by Cabot, and the options generally expire five years from the date of grant. There are approximately 1.4 million shares available for future grants at December 31, 2005 under the 1999 Equity Incentive Plan.

Cabot had followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements. On October 1, 2005, Cabot adopted FAS No. 123(R), “Accounting for Stock-Based Compensation,” using the modified prospective method, which results in the provisions of FAS 123(R) being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. FAS 123(R) requires companies to recognize share-based payments to employees as compensation expense on a fair value method. Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The fair value of stock options is calculated using the Black-Scholes option-pricing model and the fair value of restricted stock is based on intrinsic value. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, Cabot recorded the impact of forfeitures as they occurred. In connection with the adoption of FAS 123(R) during the first quarter of fiscal year 2006, Cabot recorded a $2 million benefit (after-tax) from the cumulative effect of the change from recording forfeitures as they occur to estimating forfeitures during the service period. In addition, the previously recognized unearned compensation balance of $41 million, as of the date of adoption, which was included as a component of stockholders’ equity, was reclassified to additional paid-in capital and retained earnings.

Stock-based employee compensation expense was $6 million before tax for the three months ending December 31, 2005. The Company recognized the full impact of its equity incentive plans in the consolidated statements of operations for the three months ended December 31, 2005 under FAS 123(R) and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. The following table presents share-based compensation expenses included in the Company’s consolidated statement of operations:

Cost of sales	$2
Selling and administrative	3
Research and technical	1

Share-based compensation expense before tax	6
Income tax benefit	(2)

Net stock-based compensation expense	$4

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
Unaudited

Cabot had previously adopted the provisions of FAS No. 123, “Accounting for Stock-Based Compensation”, as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, through disclosure only. The following table illustrates the effect on net income and earnings per share for the three months ended December 31, 2004 as if the Company had applied the fair value recognition provisions of FAS No. 123(R) to stock based employee awards.

Net income, as reported	$35
Add: Stock-based compensation expense included in reported net income, net of related tax effects	5
Deduct: Stock-based compensation using fair value method for all awards, net of related tax effects	(6)

Pro forma net income	$34
Net income per common share:
Basic, pro forma	$0.57
Basic, as reported	$0.58
Diluted, pro forma	$0.50
Diluted, as reported	$0.51

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. There were no option grants during the three months ended December 31, 2005 and 2004. The fair values of options outstanding as of December 31, 2005 and 2004 were calculated using the following weighted-average assumptions:

	Options Granted in
	2005	2004	2003

Expected stock price volatility	42%	44%	46%
Risk free interest rate	3.8%	3.7%	2.2%
Expected life of options	4 years	4 years	4 years
Expected annual dividends	$0.64	$0.60	$0.52

The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the option.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
Unaudited

Stock Options

The following table summarizes the stock option activity in the equity incentive plans from September 30, 2005 through December 31, 2005:

		Weighted-
	Stock	Average Exercise
	Options	Price
(Options in thousands)

Outstanding at September 30, 2005	866	$29.42
Granted	—	—
Exercised	(57)	27.43
Cancelled	(14)	29.40

Outstanding at December 31, 2005	795	$29.56

Exercisable at December 31, 2005	363	$28.96

The following table summarizes information related to the outstanding and vested options as of December 31, 2005:

	Options	Vested
	Outstanding	Options

Number of shares (in thousands)	795	363
Weighted Average Remaining Contractual Life	2.27	1.03
Weighted Average Exercise Price	$29.56	$28.96
Aggregate intrinsic value (in thousands)	$4,961	$2,483

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing common stock price of $35.80 as of December 31, 2005, which would have been received by the option holders had all option holders exercised their options as of that date.

The following table summarizes the non-vested stock option activity in the equity incentive plans from September 30, 2005 through December 31, 2005:

	Stock	Weighted-Average
(Options in thousands)	Options	Exercise Price

Nonvested at September 30, 2005	450	$29.79
Granted	—	—
Forfeited	(14)	29.40
Vested	(4)	28.00

Nonvested at December 31, 2005	432	$29.82

The total intrinsic value of options exercised during the three months ended December 31, 2005 and 2004 was less than a million and $3 million, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended December 31, 2005 was approximately $1 million. In connection with these exercises, the tax benefits realized by the Company for the three months ended December 31, 2005 was less than a million.

The total fair value of the shares vested during the three months ended December 31, 2005 and 2004 was less than a million and zero, respectively.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
Unaudited

The Company settles employee stock option exercises with newly issued common shares.

As of December 31, 2005, there was $2 million of total unrecognized compensation cost related to non-vested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 3.32 years.

Restricted Stock

The following table summarizes the restricted stock activity from September 30, 2005 through December 31, 2005:

	Restricted	Weighted-Average
	Stock	Fair Value
(Shares in thousands)

Outstanding at September 30, 2005	3,092	$30.29
Granted	3	31.63
Vested	(5)	(36.15)
Cancelled	(84)	30.35

Outstanding at December 31, 2005	3,006	$30.28

As of December 31, 2005, there was $28 million of total unrecognized compensation cost related to non-vested restricted stock granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.39 years.

D.	Acquisitions

Cabot has had a 50:50 joint venture arrangement with Showa Denko K.K. in an entity called Showa Cabot K.K. (“SCK”). On November 8, 2005, Cabot purchased Showa Denko K.K.’s 50% joint venture interest in SCK for $19 million and renamed the entity Cabot Japan K.K. (“CJKK”). In addition, as part of the acquisition, Cabot assumed approximately $26 million of SCK’s debt obligations and approximately $10 million of unfunded pension liabilities.

This acquisition has been accounted for as a purchase. Prior to the acquisition, Cabot’s investment in SCK was accounted for as an equity investment. Included in Cabot’s consolidated results for the quarter ended December 31, 2005, are 50% of the operating results of SCK from October 1, 2005 through November 8, 2005 and 100% of the operating results of SCK from November 8, 2005 through December 31, 2005.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
Unaudited

The fair value of the assets acquired and liabilities and debt assumed represents the 50% of SCK that was purchased. A preliminary allocation of the purchase price is as follows:

Cash paid	$19

Accounts receivable	$20
Inventories	3
Deferred income taxes	6
Investments in marketable securities	1
Property, plant and equipment	26

Total assets acquired	$56

Accounts payable and accrued expenses	24
Notes payable	12
Pension obligation	10

Total liabilities assumed	$46

Net assets acquired	$10

Excess purchase price	$9

At December 31, 2005, the excess purchase price related to the acquisition of SCK has been included as a component of goodwill in the accompanying consolidated balance sheets.

Allocation of the purchase price is based on estimates of the fair value of the net assets acquired, and is subject to adjustment. The allocation is not yet finalized primarily due to the valuation of tangible and intangible assets, and debt and pension obligations, which will be determined using the assistance of an independent third-party specialist. As a result, preliminary estimates and assumptions are subject to change and the allocation will be finalized during fiscal 2006.

The following unaudited pro forma financial information reflects the consolidated results of operations of Cabot for the three months ended December 31, 2005 and 2004 as though the acquisition of SCK had occurred on the first day of the respective period. The pro forma operating results are presented for comparative purposes only and do not purport to present Cabot’s actual operating results for these periods or results which may occur in the future:

	Three Months Ended December 31
	2005	2004

Net sales and other operating revenues	$599	$527

Net income	$24	$36

Net income per share:
Basic	$0.40	$0.60
Diluted	$0.35	$0.52

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
Unaudited

E.	Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the three months ended December 31, 2005 are as follows:

	Carbon Black	Metal Oxides
(Dollars in millions)	Business	Business	Total

Balance at September 30, 2005	$15	$10	$25
Increase from acquisition of SCK	9	—	9

Balance at December 31, 2005	$24	$10	$34

Cabot does not have any indefinite-lived intangible assets. At December 31, 2005 and September 30, 2005, Cabot had $6 million of finite-lived intangible assets. These intangible assets are comprised of $13 million for patents, $1 million for other intellectual property and $1 million of pension intangible assets related to minimum pension liabilities recorded in fiscal year 2005, less related accumulated amortization of $8 million for patents and $1 million for other intellectual property at both December 31, 2005 and September 30, 2005. Intangible assets are amortized over their estimated useful lives, which range from two to fifteen years, with a weighted average amortization period of ten years. Amortization expense is estimated to be approximately $1 million in each of the next five years.

F.	Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following components for the three months ended December 31, 2005 and 2004:

	Three Months Ended December 31
	2005		2004		2005		2004
	Pension Benefits				Postretirement Benefits
(Dollars in millions)	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign

Service cost	$1	$2	$1	$2	$1	$—	$1	$—
Interest cost	2	2	1	3	1	—	1	—
Expected gain on plan assets	(2)	(3)	(2)	(3)	—	—	—	—
Recognized loss	1	—	—	1	1	—	—	—
Net periodic benefit cost	$2	$1	$—	$3	$3	$—	$2	$—

In connection with the Altona plant closure and subsequent settlement of the related employee benefit plans, the Company has recognized $1 million of previously unrecognized actuarial gains. This has been included as a component of the Altona restructuring charges.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
Unaudited

many cases is indefinite. Cabot has not recorded any liability for these indemnities in the consolidated financial statements, except as otherwise disclosed.

H.	Restructuring

Altona Restructuring

In October 2004, Cabot initiated a plan to shut down its Altona, Australia carbon black manufacturing facility due to Cabot’s raw materials supplier’s indication that it would cease supply in September 2005, as well as the decline of the carbon black business in Australia. Production at this facility ceased on October 3, 2005. As of December 31, 2005, Cabot expects the shutdown plan to result in a pre-tax charge to earnings of approximately $23 million, which is expected to be offset by gains on the sale of the land on which the facility is located. These gains are estimated to be between approximately $7 million and $10 million (net of transaction costs). The $23 million of estimated charges includes approximately $7 million for severance and employee benefits, $6 million for accelerated depreciation of the facility assets, $1 million for the demolition of the facility, $2 million for asset retirement obligations related to site remediation and restoration and $7 million for the realization of foreign currency translation adjustments. All charges associated with this restructuring initiative are related to the Carbon Black Business. Since October 2004, Cabot has recorded $15 million of these charges in the consolidated statements of operations and anticipates that the remaining $8 million of charges will be incurred over the next nine months in connection with the closure, demolition and site remediation and restoration of the property.

Details of the Altona restructuring activity and the reserve during the three months ended December 31, 2005 are as follows:

	Severance and	Asset
	Employee	Retirement
(Dollars in millions)	Benefits	Obligation	Total

Reserve at September 30, 2005	$4	$2	$6
Charges	—	1	1
Costs charged against assets	1	—	1
Cash Paid	(3)	(1)	(4)

Reserve at December 31, 2005	$2	$2	$4

European and Zierbena Restructuring

As of December 31, 2005, the Company had restructuring reserves for severance and employee benefits of $1 million related to the fiscal 2003 European restructuring plan and the closure of Cabot’s carbon black manufacturing facility in Zierbena, Spain and $2 million of asset retirement obligations related to site remediation and restoration of the facility in Zierbena, Spain. The facility is located on leased land and Cabot is required to perform site remediation and restoration activities as a condition of the lease agreement. At December 31, 2005, $9 million of foreign currency translation adjustments existed related to the Zierbena entity. These will be realized upon substantial liquidation of this entity. As of December 31, 2005, the Company has recorded $54 million of restructuring charges since the initiation of this restructuring plan and, with the exception of the foreign currency translation adjustment related to the Zierbena entity, does not expect to incur significant additional charges related to this plan. Charges associated with this restructuring initiative are primarily related to the Carbon Black Business. Cabot expects the remaining accruals to be paid out over the next three to six months in connection with the completion of the site remediation and restoration.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
Unaudited

Details of the activity in the European and Zierbena restructuring reserve during the three months ended December 31, 2005 are as follows:

	Severance and	Asset
	Employee	Retirement
(Dollars in millions)	Benefits	Obligations	Total

Reserve at September 30, 2005	$1	$3	$4
Cash paid	—	(1)	(1)

Reserve at December 31, 2005	$1	$2	$3

As of December 31, 2005, the reserve balances for the Altona, European and Zierbena restructurings are included in accrued expenses in the consolidated balance sheets.

Restructuring costs were recorded in the consolidated statements of operations for the three months ended December 31, 2005 and 2004 as follows:

	Three Months Ended
	December 31
(Dollars in millions)	2005	2004

Cost of sales	$—	$4
Selling and administrative expense	1	—

Total	$1	$4

I.	Commitments and Contingencies

As of December 31, 2005 and September 30, 2005, Cabot had approximately $18 million and $17 million, respectively, reserved for environmental matters primarily related to divested businesses. This reserve represents Cabot’s best estimate of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. At December 31, 2005, $5 million of the $18 million reserve for environmental matters is recognized on a discounted basis and is being accreted up to the undiscounted liability through interest expense over the expected cash flow period.

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. As more fully described in the 2005 10-K, the Company’s respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of December 31, 2005, there were approximately 89,000 claimants in pending cases asserting claims against AO in connection with respiratory products. The reserve recorded is expected to cover Cabot’s share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, and, at December 31, 2005, is approximately $18 million (or $31 million on an undiscounted basis).

Cabot is a party to various other lawsuits and subject to other claims and contingent liabilities arising in the ordinary course of its business. Although final disposition of some or all of these suits and claims may

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
Unaudited

impact Cabot’s financial statements in a particular period, the Company does not expect the disposition of these suits and claims, in the aggregate, to have a material adverse effect on Cabot’s financial position.

Cabot has entered into long-term purchase agreements for various key raw materials in the Carbon Black, Metal Oxides and Supermetals Businesses. As discussed in Note O, on February 8, 2006, the Company and Sons of Gwalia reached a settlement on the dispute over the price to be paid by the Supermetals Business for tantalum ore under an existing supply agreement. The companies terminated the existing agreement and entered into a new three-year tantalum ore supply agreement that incorporates a significantly reduced annual volume commitment. Under the new agreement, Cabot will pay higher prices for ore than under the prior agreement. Total purchases under this new Supermetals Business agreement, and all of Cabot’s other businesses’ long-term purchase agreements, are expected to be approximately $139 million, $117 million, $110 million, $50 million, $39 million and $458 million for fiscal years ending September 30, 2006, 2007, 2008, 2009, 2010 and thereafter, respectively.

J.	Stockholders’ Equity

The following table summarizes the changes in shares of stock for the three months ended December 31, 2005:

Preferred Stock (in thousands)
Balance at September 30, 2005	61
Converted preferred stock	(1)

Balance at December 31, 2005	60

Preferred Treasury Stock (in thousands)
Balance at September 30, 2005	17

Balance at December 31, 2005	17

Common Stock (in thousands)
Balance at September 30, 2005	62,972
Issued common stock	83
Purchased and retired common stock	(84)
Converted preferred stock	187

Balance at December 31, 2005	63,158

Common Treasury Stock (in thousands)
Balance at September 30, 2005	152
Issued common treasury stock	(1)

Balance at December 31, 2005	151

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
Unaudited

K.	Comprehensive Income (Loss)

The pre-tax, tax and after-tax effects of the components of other comprehensive income (loss) for the three months ended December 31, 2005 and 2004 are as follows:

	Pre-Tax	Tax	After-Tax

Three months ended December 31, 2005
Foreign currency translation adjustments	$(11)	$—	$(11)
Unrealized holding gain arising during period on derivative instruments	1	—	1

Other comprehensive income (loss)	$(10)	$—	$(10)

Three months ended December 31, 2004
Foreign currency translation adjustments	$52	$—	$52
Unrealized holding loss arising during period on derivative instruments	(6)	2	(4)
Minimum pension liability adjustment	(1)	—	(1)

Other comprehensive income (loss)	$45	$2	$47

The balance of the after-tax components comprising accumulated other comprehensive income (loss) as of December 31, 2005 and September 30, 2005 is summarized below:

	December 31,	September 30,
(Dollars in millions)	2005	2005

Foreign currency translation adjustments	$(19)	$(8)
Unrealized holding gain on available-for-sale securities	1	1
Unrealized holding loss on derivative investments	(11)	(12)
Minimum pension liability adjustment	(20)	(20)

Accumulated other comprehensive loss	$(49)	$(39)

L.	Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated for the three months ended December 31, 2005 and 2004 as follows:

	Three Months Ended
	December 31
(In millions, except per share amounts)	2005	2004

Basic EPS:
Income available to common shares (numerator)	$23	$34

Weighted average common shares outstanding	63	63
Less: contingently issuable shares(1)	(3)	(3)

Adjusted weighted average common shares (denominator)	60	60

Basic EPS	$0.39	$0.58

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
Unaudited

	Three Months Ended
	December 31
(In millions, except per share amounts)	2005	2004

Diluted EPS:
Income available to common shares	$23	$34
Dividends on preferred stock	1	1

Income available to common shares plus assumed conversions (numerator)	$24	$35

Weighted average common shares outstanding	60	60
Effect of dilutive securities(2)
Assumed conversion of preferred stock	6	7
Common shares issuable(3)	2	2

Adjusted weighted average shares (denominator)	68	69

Diluted EPS	$0.35	$0.51

(1)	Represents outstanding restricted stock issued under Cabot’s Equity Incentive Plans.

(2)	Represents outstanding restricted stock and stock options issued under Cabot’s Equity Incentive Plans.

(3)	For the three month periods ending December 31, 2005 and 2004, options to purchase .1 million and zero, respectively, shares of common stock were not included in the calculation of diluted earnings per share because those options’ exercise prices were greater than the average market price of Cabot common stock during such periods.

M.	Financial Information by Segment

During the last quarter of fiscal 2005, management changed its segment reporting structure to better reflect the way the Company manages and thinks about the businesses. Under the new reporting structure, Cabot is organized into four reportable segments: the Carbon Black Business, the Metal Oxides Business, the Supermetals Business, and the Specialty Fluids Business. Prior year segment information, which included the disclosure of reportable segments, has been restated to reflect this change. The following table provides financial information by segment for the three months ended December 31, 2005 and 2004:

	Carbon	Metal		Specialty	Segment	Unallocated	Consolidated
(Dollars in millions)	Black(1)	Oxides	Supermetals	Fluids	Total	and Other(2)	Total

2005
Net sales and other operating revenues(3)	$419	$57	$93	$10	$579	$8	$587
Income (loss) from continuing operations before taxes(4)	21	2	11	4	38	(11)	27
2004
Net sales and other operating revenues(3)	345	60	77	7	489	6	495
Income (loss) from continuing operations before taxes(4)	30	6	16	2	54	(9)	45

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
Unaudited

(1)	Due to the acquisition of Showa Cabot K.K. during the first quarter of fiscal 2006, the assets of the Carbon Black Business include 100% of the assets of Showa Cabot K.K and as such have increased from $1,287 million at September 31, 2005 to $1,467 million at December 31, 2005. Segment assets exclude cash, short-term investments, investments other than equity basis, income taxes receivable and deferred taxes, which are not allocated to the businesses.

(2)	Unallocated and Other includes certain corporate items and eliminations that are not allocated to the operating segments.

(3)	Revenues from external customers for the Carbon Black Business includes 100% of sales from one equity affiliate and transfers of materials at cost and at market-based prices. Unallocated and Other reflects an adjustment for the equity affiliate sales and includes royalties paid by equity affiliates offset by external shipping and handling fees:

	Three Months Ended December 31
(Dollars in millions)	2005	2004

Equity affiliate sales	$(8)	$(9)
Royalties paid by equity affiliates	2	2
Shipping and handling fees and other	14	13

Total	$8	$6

(4)	Profit or loss from continuing operations before taxes for Unallocated and Other includes:

	Three Months Ended December 31
(Dollars in millions)	2005	2004

Interest expense	$(6)	$(8)
Certain items and other income (expense), net(a)	1	(2)
Equity in net income of affiliated companies	(3)	(2)
Foreign currency transaction gains (losses)(b)	(3)	3

Total	$(11)	$(9)

(a)	Certain items and other income (expense), net includes investment income, and certain other items that are not included in segment PBT. These certain items for the first quarter of fiscal 2006 include $1 million for restructuring charges as discussed in Note H and $1 million of cost reduction initiatives in the Supermetals Business. These certain items for fiscal 2005 include $4 million of restructuring charges.

(b)	Net of other foreign currency risk management activity.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
Unaudited

The Carbon Black Business is primarily comprised of the rubber blacks, performance products and inkjet colorants product lines as well as the business development activities of Superior MicroPowders. The revenues from each of these product lines are as follows:

	Three Months Ended December 31
(Dollars in millions)	2005	2004

Rubber blacks	$298	$225
Performance products	109	110
Inkjet colorants	11	9
Superior MicroPowders	1	1

Total Carbon Black Sales	$419	$345

The Metal Oxides Business is primarily comprised of the fumed metal oxides (including fumed silica and fumed alumina and dispersions thereof) and aerogels product lines. The revenues from each of these product lines are as follows:

	Three Months Ended December 31
(Dollars in millions)	2005	2004

Fumed metal oxides	$57	$60
Aerogels	—	—

Total Metal Oxides Sales	$57	$60

N.	Recent Accounting Pronouncements

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies certain terminology contained in FAS No. 143, “Accounting for Asset Retirement Obligations”. The interpretation will result in (i) more consistent recognition of liabilities relating to asset retirement obligations, (ii) more information about expected future cash outflows associated with those obligations and (iii) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. The guidance is effective for the Company no later than the fourth quarter of fiscal 2006, although earlier adoption is permitted. Cabot is in the process of evaluating the impact of adoption of FIN 47 on its consolidated financial statements.

In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA replaces an export incentive with a deduction from domestic manufacturing income. Cabot is both an exporter and a domestic manufacturer. The Company’s loss of the export incentive tax benefit is expected to materially exceed the tax benefit it should receive from the domestic manufacturing deduction. The AJCA also allows U.S. companies to repatriate certain earnings from their foreign subsidiaries in 2006 at an effective tax rate of 5.25%. The Company does not expect to take advantage of this opportunity, nor does it expect that there is a material benefit available given Cabot’s particular circumstances and the various requirements under the law. The Company, however, will continue to study the impact and opportunities of the AJCA as additional guidance becomes available from the IRS. In response, the FASB has issued Staff Position (“FSP”) No. 109-1 and 109-2, which outline accounting treatment for the impacts of the AJCA. The FSPs state that (i) any benefit that companies may have from the domestic manufacturing deduction be treated as a special deduction

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
Unaudited

and, accordingly, any benefit would be reported in the year in which the income is earned and (ii) regarding the impact resulting from the repatriation of unremitted earnings in the period in which the enacted tax law was passed, companies may wait until they have the information necessary to determine the amount of the earnings they intend to repatriate.

O.	Subsequent Events

On January 31, 2006, Cabot sold the property, plant and equipment assets related to Supermetal’s direct finished tantalum sputtering target business to Tosoh SMD, a division of Tosoh Corporation. These assets were recorded at their fair value and classified as assets held for sale at December 31, 2005. There was no gain or loss recognized in connection with the sale.

On February 8, 2006, the Company and Sons of Gwalia reached a settlement on the dispute over the price that was to be paid for tantalum ore under an existing supply agreement. Under the terms of this settlement, the Company made a lump sum payment of $27 million to terminate the existing supply agreement and other related agreements with Sons of Gwalia. The companies have entered into a new three-year tantalum ore supply agreement that incorporates a significantly reduced annual volume commitment. Under the new agreement, Cabot will pay higher prices for ore than under the prior agreement.

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

Revenue Recognition and Accounts Receivable

We derive most of our revenues from the sale of rubber blacks, performance products, inkjet colorants, fumed metal oxides, tantalum and related products and from the rental and sale of cesium formate. Revenue from product sales is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Revenue from the rental of cesium formate is recognized throughout the rental period based on the contracted rental amount. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. Other operating revenues, which represents less than ten percent of total revenues, include tolling, servicing and royalties for licensed technology.

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

Under certain multi-year supply contracts with declining prices and minimum volumes, we recognize revenue based on the estimated average selling price over the contract lives. Certain customer contracts contain price protection clauses that provide for the potential reduction in past or future sales prices. We analyze these contract provisions to determine if an obligation related to these clauses exists and record revenue net of any estimated price protection commitments. Significant changes in future market conditions and future sales prices could trigger these price protection obligations and adversely impact our revenue.

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and other economic information on both a historical and prospective basis. Additionally, we estimate sales returns based on historical trends in our customers’ product returns. While bad debt charge-offs and product returns have not been significant historically, if there is a deterioration of a major customer’s creditworthiness, actual defaults are higher than our previous experience or actual returns do not reflect historical trends, our estimates of the recoverability of the amounts due us and our sales would be adversely affected.

We offer sales discounts and volume rebates to certain customers. We prepare estimates for these discounts and rebates based primarily on historical experience and contractual obligations updated for changes in facts and circumstances, as appropriate. If sales are significantly different from our historical experience, our estimates of sales discounts and volume rebates would be affected.

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories the value of those inventories would have been $81 million higher as of December 31, 2005. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.

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

The most significant reserves that we have established are for environmental remediation and respirator litigation claims. As of December 31, 2005, we had $18 million reserved for various environmental matters. The amount accrued reflects our assumptions about remediation requirements at the contaminated sites, the nature of the remedies, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites and the number and financial viability of other potentially responsible parties. A portion of the reserve for environmental matters is recognized on a discounted basis, which requires the use of an estimated discount rate and estimates of future cash flows associated with the liability. These liabilities can be affected by the availability of new information, changes in the assumptions on which the accruals are based, unanticipated government enforcement action or changes in applicable government laws and regulations, which could result in higher or lower costs.

As of December 31, 2005, we also had $18 million accrued for respirator liability claims. Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) significant changes in the average cost of resolving claims, (iii) significant changes in the legal costs of defending these claims, (iv) changes in the nature of claims received, (v) changes in the law and procedure applicable to these claims, (vi) the financial viability of other parties who contribute to the settlement of respirator claims, and (vii) a determination that our interpretation of the contractual obligations on which we have estimated our share of liability is inaccurate. While we believe the current best estimate is recorded, we cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

Income Taxes

We estimate our income taxes in each jurisdiction in which we are subject to tax. This process involves estimating the tax exposure for differences between actual results and estimated results and recording the amount of income taxes payable for the current year and deferred tax assets and liabilities for future tax consequences. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We evaluate the realizability of our net deferred tax assets on a quarterly basis and valuation allowances are provided as required. In making this assessment, we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgement. In addition, we have made significant estimates involving current and deferred income taxes. We analyze our tax positions and do not recognize current and future tax benefits until it is deemed probable that the tax positions will be sustained in the respective tax jurisdiction.

We have filed our tax returns in accordance with our interpretations of each jurisdiction’s tax laws and have established reserves for potential differences in interpretation of those laws. In the event that actual results are significantly different from these estimates, our provision for income taxes could be significantly impacted. A 1% change in the effective tax rate would change income tax expense of the quarter ended December 31, 2005 by less than $1 million.

Significant Accounting Policies

We have other significant accounting policies that are discussed in Note A of the Notes to our Consolidated Financial Statement in our fiscal 2005 Form 10-K. Certain of these policies include the use of estimates, but do not meet the definition of critical because they generally do not require estimates or judgements that are as difficult or subjective to measure. However, these policies are important to an understanding of the consolidated financial statements.

II.	Results of Operations

As noted in the 2005 Form 10-K, management changed its segment reporting structure to better reflect the way we manage and think about our businesses. Under the revised reporting structure, we are organized into four reportable segments: the Carbon Black Business, the Metal Oxides Business, the Supermetals Business, and the Specialty Fluids Business. The Carbon Black Business is comprised of the rubber blacks, performance products and inkjet colorants product lines as well as the business development activities of Superior MicroPowders. The Metal Oxides Business is comprised of the fumed metal oxides and aerogel product lines. Discussions of prior period results reflect the new segment structure.

The discussion of our results includes information on diluted earnings per share, segment and product line sales, and segment operating profit before taxes (“PBT”). We use segment PBT to measure our consolidated operating results and assess segment performance. This discussion has been prepared on a basis consistent with segment reporting as outlined in Note M of the Consolidated Financial Statements.

Overview

During the first quarter of fiscal 2006, we experienced an overall decline in profitability when compared to the first quarter of 2005 which was mainly the result in the Carbon Black Business of the continued rise in raw material costs and higher utility costs from significant natural gas price increases in Europe and of higher ore costs in the Supermetals Business. However, these increased costs were somewhat offset by volume growth in the Supermetals Business, price increases within the Carbon Black Business and increased profitability in the inkjet colorants product line and the Specialty Fluids Business.

Cabot has had a 50:50 joint venture arrangement with Showa Denko K.K. in an entity called Showa Cabot K.K. (“SCK”). On November 8, 2005, Cabot purchased Showa Denko K.K.’s 50% joint venture interest in SCK for $19 million and renamed the entity Cabot Japan K.K. (“CJKK”). In addition, as part of the acquisition, Cabot assumed approximately $26 million of SCK’s debt obligations and approximately $10 million of unfunded pension liabilities.

Our consolidated working capital increased during the first quarter of fiscal 2006 from prior year end resulting from higher selling prices which increased accounts receivable and higher inventory costs and levels.

However, it is important to note that the current quarter change in working capital includes the impact of consolidating the acquisition of SCK into our accounts. We continue to focus our efforts on improving our overall working capital position. Working capital and operating cash flow are discussed in more detail in the cash flow and liquidity section below.

First Quarter Fiscal Year 2006 versus First Quarter Fiscal Year 2005 — Consolidated

Net Sales and Gross Profit

We reported an increase in sales of 19% from $495 million in the first quarter of last year to $587 million for the same quarter this year. The increase was primarily due to higher pricing in the Carbon Black Business ($49 million), higher volumes in the Supermetals Business ($18 million) and the acquisition of SCK, which was previously a 50% owned nonconsolidated equity affiliate ($21 million).

Gross margin was 18% in the first quarter of fiscal 2006 compared to 24% in the same quarter of fiscal 2005. Overall gross profit decreased $11 million in the first quarter of fiscal 2006 compared to the same quarter of last year. This decrease primarily resulted from the excess of raw material cost increases in the rubber blacks and performance products product lines of the Carbon Black Business over increases in selling prices ($4 million) and from lower prices in the Supermetals Business ($2 million). In addition, the decrease in volumes ($2 million) and higher costs ($2 million) in the Metal Oxides Business contributed to the overall decrease in consolidated gross profit.

Selling and Administrative Expense

Selling and administrative expense for the first quarter of fiscal 2006 was $58 million, an increase of 7% from $54 million in the first quarter of last year. This increase was mainly the result of recording a bad debt reserve ($2 million) related to a European Carbon Black Business customer who filed for bankruptcy protection. Additionally, an increase in spending related to our business process improvement initiative, initially undertaken in the later part of fiscal 2005, increased overall selling and administrative expense during the quarter.

Research and Technical Expense

Research and technical spending was $13 million for the first quarter of 2006 compared with $15 million in the first quarter of 2005. The decrease was primarily a result of timing of expenditures and lower research and development spending in the Supermetals Business.

Interest and Dividend Income and Interest Expense

Interest and dividend income remained constant at $2 million for the first quarters of fiscal 2006 and 2005, as our lower average cash and investments position was offset by higher interest rates paid on our cash balances.

Interest expense was $6 million in the first quarter of fiscal 2006 compared to $8 million in the first quarter fiscal 2005. The decrease in fiscal year 2006 was primarily due to the capitalization of interest related to the construction of our new facilities in China and the expansion of our existing facility in Brazil.

Other Income/(Expense)

We had other expense of $4 million in the first quarter of fiscal 2006 compared to income of $3 million in the same quarter of fiscal 2005. The change in the other income (expense) balance in fiscal year 2006 is primarily due to foreign currency fluctuations ($6 million).

Effective Tax Rate

Income tax expense in the first quarter of fiscal 2006 was $4 million, which represents an effective tax rate on continuing operations of 16% as compared to 20% for the first quarter of fiscal 2005. The tax rate was decreased due to a settlement of a non-US tax audit, which resulted in a $4 million tax benefit from the release of previously recorded tax reserves. The first quarter of 2005 tax rate was impacted by a $3 million tax benefit related to the closure of the Altona facility. In addition, the Company is currently in settlement negotiations with the Internal Revenue Service for tax years 2000-2002 and is under audit in a number of jurisdictions outside of the US. It is possible that some of these audits will be resolved in fiscal 2006 which may impact our effective tax rate in the periods during which these settlements occur. The Company expects its effective tax rate for continuing operations for fiscal 2006 to be between 24% and 26% exclusive of the impact of any audit settlements.

Equity in Net Income of Affiliates

Our share of earnings from equity affiliates was $3 million and $2 million in first quarters of fiscal years 2006 and 2005, respectively. The increase of $1 million in fiscal year 2006 was due to improved operating results in our affiliates in Mexico, Malaysia, and Venezuela.

Net Income

We reported net income for the first quarter of fiscal 2006 of $24 million ($0.35 per diluted common share) compared to $35 million of net income ($0.51 per diluted common share) for the first quarter of fiscal 2005. Results for the first quarter of fiscal 2006 include $1 million of pre-tax charges ($0.01 per diluted common share after tax) for restructuring activities related to the Altona shutdown, $1 million of pre-tax charges ($0.01 per diluted common share after tax) for cost reduction initiatives in our Supermetals Business and $4 million of pre-tax income ($0.04 per diluted common share after tax) related to the cumulative effect of an accounting change due to our implementation of the new stock based compensation standard (FAS 123(R)) during the first quarter of fiscal 2006. The first quarter of 2005 results contained $4 million of pre-tax charges ($0.04 per diluted common share after tax) and $4 million of tax benefits ($0.04 per diluted common share after tax) from certain items and discontinued operations.

Details of the certain items for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 are as follows:

	Three Months Ended
	December 31
(Dollars in millions, pre-tax)	2005	2004
(Unaudited)

Net income	$24	$35

Certain items
Restructuring initiatives	(1)	(4)
Cost reduction initiatives	(1)	—

Subtotal of certain items	(2)	(4)
Cumulative effect of accounting change	4	—

Total certain items and cumulative effect of accounting change, pre-tax	2	4
Tax impact of certain items and cumulative effect of accounting change	(1)	4

Total certain items and cumulative effects of accounting change after tax	$1	$—

The certain items for the first quarters of fiscal 2006 and 2005 described in the preceding table are recorded in the consolidated statements of income as follows:

	Three Months Ended
	December 31
	2005	2004
(Dollars in millions, pre-tax)
(Unaudited)

Statement of income line item:
Cost of sales	$—	$(4)
Selling and administrative expenses	(2)	—

Total certain items, pre-tax	$(2)	$(4)

First Quarter Fiscal Year 2006 versus First Quarter Fiscal Year 2005 — By Business Segment

For the first quarter of fiscal year 2006, we recorded income from continuing operations, before taxes, of $27 million as compared to $45 million in fiscal year 2005. These amounts include certain and other unallocated items of $11 million and 9 million, respectively (the details of which are described in Note M of our consolidated financial statements). These items are not included in total segment PBT of $38 million and $54 million for the quarters ending December 31, 2005 and 2004, respectively.

The decrease in total segment PBT in the first quarter of fiscal year 2006 when compared to the same period of fiscal 2005 relates primarily to the excess of higher raw material costs over implemented price increases in the Carbon Black Business ($4 million), higher anticipated ore costs in the Supermetals Business ($5 million), lower volumes in both the Carbon Black and Metal Oxides Businesses ($6 million) and higher natural gas costs in the Metal Oxides Business ($2 million).

Carbon Black Business

Segment sales and PBT for the Carbon Black Business for the first quarter ending December 31, 2005 and 2004 are as follows:

(Dollars in millions)	2005	2004

Segment Sales	$419	$345
Segment PBT	$21	$30

Sales in the Carbon Black Business increased 21% from $345 million in first quarter of fiscal 2005 to $419 million in first quarter of fiscal 2006. This increase was due primarily to higher prices ($49 million) and the impact of consolidating the results of SCK, which was previously a 50% owned equity affiliate, in the quarter ended December 31, 2005 ($21 million). These increases were slightly offset by lower volumes ($1 million).

Carbon Black Business segment PBT decreased 30%, from $30 million in the first quarter of fiscal 2005 to $21 million in the first quarter of fiscal 2006. The decrease in PBT was due principally to raw material cost increases in excess of price increases ($4 million) and lower volumes ($4 million). However, inclusive of the higher energy costs, manufacturing costs were consistent with the prior year.

Product Line Sales Summary

The following table sets forth sales by product line for the Carbon Black Business for the first quarter ending December 31, 2005 and 2004:

(Dollars in millions)	2005	2004

Rubber blacks	$298	$225
Performance products	109	110
Inkjet colorants	11	9
Superior MicroPowders	1	1

Total Carbon Black Sales	$419	$345

Rubber blacks

During the first quarter of fiscal 2006, sales increased in the rubber blacks product line as a result of feedstock related price increases and the inclusion of SCK, of which we acquired the remaining 50% equity interest on November 8, 2005. The profitability of this product line was negatively impacted by the time lag between the rise in our raw material costs and the timing of contracted price increases, as well as by an increase in other energy costs, mainly natural gas in Europe.

We are generally able to recover increased feedstock costs and, therefore, maintain margins through the operation of pricing formulas in our annual and long-term supply contracts. Most of our contracts provide for a price adjustment on the first day of each quarter to account for changes in feedstock costs, and, in some cases, changes in other relevant costs. The feedstock adjustments are calculated in the month prior to the beginning of the three-month period in which the price change is effective, and typically are based upon the average of a relevant index over the prior three month period. Because of this time lag, during the first quarter of fiscal 2006, the increase in our actual feedstock costs was greater than the cost adjustment resulting from the formulas for which we use the relevant index averages during the months of June through August, 2005. Over time, if feedstock costs stabilize or decline, the current negative financial impact of this lag on our results should be mitigated.

While feedstock costs had moderated somewhat during the first fiscal quarter, recently they have experienced more volatility and are trending upward. This may have an unfavorable impact on our margins in future quarters.

There continues to be a delay in the start-up of operations of our new carbon black manufacturing unit in Maua, Brazil as a result of environmental permitting matters. The Company expects this unit to be operational by the end of calendar year 2006. In connection with this, additional capital expenditures may be required for environmental emissions control measures.

Performance products

Revenues for performance products were consistent in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 despite a 6% decline in volumes. In our non-contracted business, we continued to experience some negative volume impact from the hurricanes in North America, which briefly disrupted the manufacturing operations at one of our sites. In addition, price increases implemented to respond to escalating raw material costs negatively impacted volume of this product line on a global basis in the first quarter of fiscal 2006.

During the first quarter of fiscal 2006, the profitability of the product line was negatively impacted by the volume impacts noted above as well as increased raw material and other energy costs.

Inkjet colorants

Inkjet colorants reported a 22% increase in revenue from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 due to a 39% volume increase. Volumes increased in both the OEM and after market segments of the product line. The favorable volume impact on revenue was partially offset by a decrease in average price, reflecting a change in product mix and a shift from experimental stage pricing levels to prices more consistent with longer term commercial sales. In addition, profitability of inkjet colorants was lower due to the additional costs of our ongoing investment in manufacturing capacity needed to support the growth of this product line.

Metal Oxides Business

Segment sales and PBT for the Metal Oxides Business for the first quarter ending December 31, 2005 and 2004 are as follows:

(Dollars in millions)	2005	2004

Segment Sales	$57	$60
Segment PBT	$2	$6

In the first quarter of fiscal 2006, sales in the Metal Oxides Business decreased 5% compared to the same quarter of fiscal 2005. This decrease was due primarily to lower volumes ($2 million) in the fumed metal oxides product line.

During the first quarter of fiscal 2006, the Metal Oxides Business had a decrease in PBT of $4 million, from $6 million in 2005 to $2 million in 2006. The decline in PBT resulted from the margin impact of decreased volumes ($2 million), increased natural gas and energy costs ($1 million) and higher per unit cost of sales resulting from lower operating rates ($1 million).

Product Line Sales Summary

The following table sets forth sales by product line for the Metal Oxides Business for the first quarters ending December 31, 2005 and 2004:

(Dollars in millions)	2005	2004

Fumed metal oxides	$57	$60
Aerogels	—	—

Total Metal Oxides Sales	$57	$60

Fumed metal oxides

During the first quarter of fiscal 2006, the fumed metal oxides product line saw a decrease in overall volumes of 6%. Reduced demand from the traditional silicones and electronics markets was partially offset by higher volumes in other segments of the business. The profitability of the fumed metal oxides product line was also negatively impacted by higher natural gas costs and higher costs resulting from a significant equipment failure at a supplier’s hydrogen gas facility co-located at our plant in Tuscola, Illinois. This disruption has negatively impacted both our production capacity and our costs during the first quarter of fiscal 2006. However, we have continued to meet all of our customer needs and we anticipate that our hydrogen supply will be back to normal by the end of the second quarter. The additional costs incurred from this disruption during the quarter was $2 million, which we believe will be recovered. It is anticipated that the lower volumes that occurred in the quarter will be recovered with stronger sales for the remainder of the fiscal year.

Aerogels

During the first quarter of fiscal 2006, the aerogels product line made significant progress in its ability to operate the plant at higher capacity levels and over a more sustained period of time. The product line continues to market its products for translucent panels in architectural applications and to develop other commercial applications.

Supermetals Business

Segment sales and PBT for the Supermetals Business for the first quarters ending December 31, 2005 and 2004 are as follows:

(Dollars in millions)	2005	2004

Segment Sales	$93	$77
Segment PBT	$11	$16

In the Supermetals Business, sales increased $16 million from $77 million in the first quarter of fiscal 2005 to $93 million in the first quarter of fiscal 2006. The increase in sales was mainly the result of higher volumes ($18 million) which were partially offset by lower market prices ($2 million). During the first quarter of fiscal 2006, we experienced growth in both contracted and market volumes. As the Supermetals Business continues to transition from fixed price and fixed volume contracts to market based prices, we anticipate contract volumes will reduce over the remainder of the fiscal year as these contracts expire. We believe that we will be able to replace the lost contract volumes with open market volumes, but at lower prices which may negatively impact our profitability.

The Supermetals Business PBT decreased by $5 million from the first quarter of fiscal 2005 to the first quarter of fiscal 2006. This decrease was due primarily to higher raw material costs, which are based on a LIFO inventory costing method. These costs include higher full year ore costs reflecting the price of our purchases from Sons of Gwalia based on the new supply contract noted below for the fiscal year. Additionally, lower manufacturing operating rates, which resulted in a $22 million reduction in inventory, negatively impacted profitability for the first fiscal quarter of 2006 and offset the higher volumes noted above.

On February 8, 2006, we reached a settlement with the Sons of Gwalia on the dispute over the price we were to pay for tantalum ore under an existing supply agreement. Under the terms of this settlement, we made a lump sum payment of $27 million to terminate the existing supply agreement and other related agreements with Sons of Gwalia. The companies have entered into a new three-year tantalum ore supply agreement that incorporates a significantly reduced annual volume commitment. Under the new agreement, Cabot will pay higher prices for ore than under the prior agreement. Excluding the $27 million lump sum payment, the new agreement is expected to result in an annual increase in tantalum ore cost of approximately $13 million.

On January 31, 2006, we sold the property, plant and equipment assets related to the direct finished tantalum sputtering target business to Tosoh SMD, a division of Tosoh Corporation. These assets were recorded at their fair value and classified as assets held for sale at December 31, 2005. There was no gain or loss recognized in connection with the sale.

  Specialty Fluids Business

Segment sales and PBT for the Specialty Fluids Business for the first quarters ending December 31, 2005 and 2004 are as follows:

(Dollars in millions)	2005	2004

Segment Sales	$10	$7
Segment PBT	$4	$2

Sales in the Specialty Fluids Business increased by $3 million in the first quarter of fiscal 2006 when compared to the same period in 2005 driven mainly by an increase in the quantity of fluid being used. While the number of jobs increased by one, from six to seven, compared to the fiscal 2005 period, the size of the jobs during the fiscal 2006 quarter was larger.

The PBT for this Business increased $2 million in the first quarter of fiscal 2006 when compared to the first quarter of fiscal 2005, due primarily to increased fluid utilization and several large jobs that took place during the first quarter of fiscal 2006. The business continued to broaden its base of activity, successfully completing its 100th well with the first use of cesium formate in a well in Hungary. This project represented the first time that cesium formate was used in a land well.

III.	Cash Flow and Liquidity

Our cash balance decreased by $61 million in the first three months of fiscal 2006, from $181 million as of September 30, 2005 to $120 million on December 31, 2005. During the first quarter of fiscal 2005, the cash balance declined by $45 million, from $159 million on September 30, 2004. The following descriptions of the reasons for these changes in our cash balances refer to the various sections of our Consolidated Statements of Cash Flows, which appears in Item 1 of this quarterly report on Form 10-Q for the three months ended December 31, 2005.

Cash generated by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $17 million in the first quarter of fiscal 2006 compared to $9 million in the same period of fiscal 2005. The change in the first quarter of fiscal 2006 from 2005 in cash from operating activities was due primarily to increases from taxes payable and prepaid expenses, offset partly by lower income net of non-cash items. Within working capital, changes in accounts receivable, inventory and accounts payable and accrued liabilities consumed $54 million during the first quarter of fiscal 2006, which was $4 million less than the same quarter of fiscal 2005. Accounts receivable increased due to higher selling prices, inventories increased due to higher raw material costs and higher finished goods costs and levels, while accounts payable and accrued expenses declined due primarily to year end incentive compensation payments.

Cash flows from investing activities, which are primarily driven by additions to property, plant and equipment, as well as changes in marketable securities balances, consumed $49 million of cash in the first quarter of fiscal 2006 as compared to $40 million in the same quarter of fiscal year 2005. The increased investing activity was principally due to higher capital expenditures which totaled $49 million in the quarter, which are described below, and the net proceeds from the sale and maturity of marketable securities of $19 million that were used to fund operations. Additionally, we purchased from our 50:50 joint venture partner Showa Denko K.K. its 50% interest of the shares in Showa Cabot K.K. (“SCK”) in Japan for $19 million in cash and renamed the entity Cabot Japan K.K (“CJKK”).

Capital spending on property, plant and equipment for the first three months of fiscal 2006 and 2005 was $49 million and $30 million, respectively. During the first quarter of fiscal year 2006, we made extensive capital expenditures in our carbon black facility in Maua, Brazil and the new carbon black and fumed metal oxide facilities in China. Capital expenditures for fiscal 2006 are expected to be in excess of $250 million and include the acquisition of SCK, replacement projects, plant expansions and the completion of projects started in fiscal year 2005.

Cash flows from financing activities, which primarily include changes in debt and dividend payments in the first quarter of fiscal year 2006, consumed $30 million, compared to $19 million in the first quarter of fiscal year 2005. The primary factors in the fiscal year 2006 financing activities were the repayments of medium term notes totaling $30 million, $15 million of new loans to fund capital projects in China, an $11 million decrease in short term notes payable to banks, net of acquisition activity, and payments of dividends of $11 million. The primary factors in the 2005 financing activities were related to payments of dividends of $11 million and purchases of approximately 272,000 shares of Cabot common stock for $10 million.

Cabot has a $18 million reserve for environmental matters as of December 31, 2005 for remediation costs at various environmental sites. These sites are primarily associated with businesses divested in prior years. We anticipate making payments totaling $6 million during fiscal 2006. We do not expect remaining expenditures to be concentrated in any one year. Additionally, we have recorded an $18 million reserve for respirator claims as of December 31, 2005 and we expect to pay approximately $11 million over the next five years. We have other litigation costs associated with lawsuits arising in the ordinary course of business including claims filed against the Company in connection with certain discontinued operations.

In October 2004, we initiated a plan to shut down our Altona, Australia carbon black manufacturing facility due to our raw materials supplier’s indication that it would cease supply in September 2005, as well as the decline of the carbon black business in Australia. Production at this facility ceased on October 3, 2005. As of December 31, 2005, we expect the restructuring initiatives to result in a pre-tax charge to earnings of approximately $23 million. As of December 31, 2005, we have recorded $15 million of restructuring charges and expect to record an additional $8 million over the next nine months. The estimated charge of $23 million includes $7 million of foreign currency translation adjustments that will be realized as a non-cash charge upon substantial liquidation of our legal entity in Altona, Australia which we expect will occur upon completion of the closing activities.

In fiscal 2003, we initiated a European restructuring plan to reduce costs, enhance customer service and create a stronger and more competitive organization. The European restructuring initiatives are primarily related to the Carbon Black Business and included the closure of our carbon black manufacturing facility in Zierbena, Spain, the consolidation of administrative services for all European businesses in one shared service center, the implementation of a consistent staffing model for all manufacturing facilities in Europe, and the discontinuance of two energy projects. As of December 31, 2005, we have recorded $54 million of European restructuring charges, of which $3 million remains to be paid out over the next three to six months. There also remains $9 million of foreign currency translation adjustments which will be realized as a non-cash charge upon substantial liquidation of our legal entity in Zierbena, Spain.

At December 31, 2005, $7 million of restructuring costs remain in accrued expenses in the consolidated balance sheet. We made cash payments of $5 million in the first quarter of fiscal 2006 and $2 million in the first quarter of fiscal 2005 related to restructuring costs and expect to make cash payments of $7 million throughout the remainder of fiscal 2006 related to severance and employee benefits charges and site remediation costs.

Cabot has entered into long-term purchase agreements for various key raw materials in the Carbon Black, Metal Oxides and Supermetals Businesses. As discussed in Note O of the Consolidated Financial Statements, on February 8, 2006, Cabot and Sons of Gwalia reached a settlement on the dispute over the price to be paid by the Supermetals Business for tantalum ore under an existing supply agreement. The companies terminated the existing agreement and entered into a new three-year tantalum ore supply agreement that incorporates a significantly reduced annual volume commitment. Under the new agreement, Cabot will pay higher prices for ore than under the prior agreement. Total purchases under this new Supermetals Business agreement, and all of Cabot’s other businesses’ long-term purchase agreements, are expected to be approximately $139 million, $117 million, $110 million, $50 million, $39 million and $458 million for fiscal years ending September 30, 2006, 2007, 2008, 2009, 2010 and thereafter, respectively.

During the first quarter of fiscal 2006, as part of our acquisition of SCK, we acquired a new defined benefit plan. We anticipate making cash contributions of approximately $3 million to this plan during fiscal 2006.

At December 31, 2005, our long-term debt obligations totaled $498 million, of which $26 million will come due in the next twelve months. Included in the current portion of long-term debt is a 1.5 billion yen ($13 million) bank loan that matures in April 2006.

We expect cash on hand, cash from operations and present financing arrangements, including Cabot’s unused line of credit, to be sufficient to meet our additional cash requirements for the next twelve months and the foreseeable future.

Cautionary Factors That May Affect Future Results:  This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements include statements relating to our future business performance; our ability to recover feedstock costs under our annual and long-term rubber blacks supply contracts; feedstock and energy costs; sales expectations for the fumed metal oxides product line and expectations regarding the product line’s hydrogen supply; sales expectations for the Supermetals Business; when we expect to obtain environmental permits necessary to operate our newly constructed rubber blacks manufacturing unit in Maua, Brazil; our expected effective tax rate for fiscal 2006;

the amount of charges and payments associated with restructuring initiatives; the amount and timing of payments associated for environmental remediation and for respirator claims; and the outcome of pending litigation.

Forward-looking statements are based on our current expectations, assumptions, estimates and projections about Cabot’s businesses and strategies, market trends and conditions, economic conditions and other factors. These statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions and other factors, some of which are beyond our control and difficult to predict. If known or unknown risks materialize, or should underlying assumptions prove inaccurate, our actual results could differ materially from past results and from those expressed in the forward-looking statements.

In addition to factors described elsewhere in this report, the following are some of the factors that could cause Cabot’s actual results to differ materially from those expressed in our forward-looking statements: domestic and global economic conditions; a continuing rise in feedstock costs and a higher than expected increase in natural gas prices; lower than expected demand for our products; changes in capacity utilization; fluctuations in currency exchange rates; unforeseen delays in obtaining environmental permits; the outcome of tax audits; our ability to implement restructuring initiatives as planned; the occurrence of unexpected environmental costs for sites that are not known to us or as to which it is currently not possible to make an estimate; the accuracy of assumptions used in establishing a reserve for our share of liability for respirator claims; and the outcome of pending litigation. A detailed description of the factors and risks that could affect Cabot’s actual results are discussed in our 2005 10-K.

IV.	Recent Accounting Pronouncements

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies certain terminology contained in FAS No. 143, “Accounting for Asset Retirement Obligations”. The interpretation will result in (i) more consistent recognition of liabilities relating to asset retirement obligations, (ii) more information about expected future cash outflows associated with those obligations and (iii) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. The guidance is effective for the Company no later than the fourth quarter of fiscal 2006, although earlier adoption is permitted. Cabot is in the process of evaluating the impact of adoption of FIN 47 on its consolidated financial statements.

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

Information about market risks for the period ended December 31, 2005 does not differ materially from that discussed under Item 7A of our fiscal 2005 Form 10-K.

Item 4.	Controls and Procedures

As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. On November 8, 2005, the Company purchased the 50% interest it did not already own in Showa Cabot K.K. from our joint venture partner Showa Denko K.K. and renamed the entity Cabot Japan K.K. (“CJKK”) (See Note D of the Consolidated Financial Statements for more information). The Company is in the process of reviewing the internal control structure of CJKK and will make appropriate changes as we incorporate our controls and procedures at CJKK. We intend to disclose any material changes in our internal control over financial reporting resulting from the acquisition of CJKK within or prior to our first annual assessment of internal control over financial reporting that is required to include CJKK.

Part II. Other Information

Item 1.	Legal Proceedings

Environmental Proceedings

During the summer of 1998, Cabot joined a group of companies in forming the Ashtabula River Cooperative Group (“ARCG”), which collectively agreed on an allocation for funding private party shares of a public/private partnership (the Ashtabula River Partnership (the “ARP”)), established to conduct navigational dredging and environmental restoration of the Ashtabula River (the “River”) in Ashtabula, Ohio. The ARP expects to obtain additional funding from the federal government for the project under either the Water Resources Development Act (“WRDA”) or the Great Lakes Legacy Act (“GLLA”). Under the statutory formula available for funding this project under WRDA or GLLA, approximately 50% to 65% of the project’s cost would be borne by the federal government, leaving approximately 35% to 50% of the cost for non-federal participants. The current cost estimates for the project range from approximately $50 to $60 million. In December 2005, the EPA announced the approval of a project to dredge the upstream portion of the river under GLLA, with a 50% cost sharing by the federal government. The remaining downstream portion is expected to be approved under WRDA. The State of Ohio has pledged a contribution of $7 million to the project, which will reduce the cost to be borne by the non-federal participants. The ARCG has agreed to bear a substantial percentage of the remaining costs, of which Cabot expects to have a significant share. In addition, the ARCG has received a notice of claim from the Ashtabula River Natural Resources Trustees for natural resource damages related to the River and the amount of that claim remains to be negotiated.

Other Proceedings

Respirator Liabilities

We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. As more fully described in our fiscal 2005 Form 10-K, the Company’s respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of December 31, 2005, there were approximately 89,000 claimants in pending cases asserting claims against AO in connection with respiratory products. The reserve recorded is expected to cover Cabot’s share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, and, at December 31, 2005, is approximately $18 million (or $31 million on an undiscounted basis).

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

In July 2004, Sons of Gwalia Ltd. filed a Request for Arbitration with the London Court of International Arbitration seeking arbitration between the Sons of Gwalia and Cabot to determine the price at which Cabot would purchase tantalum ore under a long-term supply agreement between the parties. In August 2003, we exercised our option to extend this contract for a five year period commencing January 1, 2006. Although the contract contains all provisions for determining the price at which Cabot would purchase ore during the period of extension, Cabot and Sons of Gwalia were not in agreement as to the application of those provisions and the Sons of Gwalia filed the Request for Arbitration pursuant to the terms of the contract. Arbitration hearings took place in September and October 2005. On February 8, 2006, we settled our dispute with the Sons of Gwalia. Under the settlement, Cabot paid Sons of Gwalia a lump sum of US $27 million to terminate the existing supply agreement and other related agreements with Sons of Gwalia, and we entered into a new three-year tantalum ore supply agreement.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding the Company’s purchases of its equity securities during the first quarter ended December 31, 2005.

Issuer Purchases of Equity Securities

			Total Number	Maximum Number (or
			of Shares	Approximate Dollar
			Purchased as	Value) of Shares
	Total Number		Part of Publicly	that May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased (1)	Paid per Share	or Programs	Plans or Programs

October 1, 2005 — October 31, 2005	23,500	$33.68	—	2,686,546
November 1, 2005 — November 30, 2005	21,187	$33.12	187	2,686,359
December 1, 2005 — December 31, 2005	41,046	$33.65	1,246	2,685,113

Total	85,733		1,433

(1)	On May 14, 2004, the Company announced publicly that the Board of Directors authorized the Company to repurchase five million shares of the Company’s common stock in the open market or in privately negotiated transactions. Included in the shares repurchased from time to time by Cabot under this authorization are shares of common stock repurchased from employees to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock or the exercise of stock options issued under the Company’s equity incentive plans. During the first fiscal quarter, of the 1,433 shares repurchased pursuant to this authorization, none were repurchased on the open market and 1,433 shares were repurchased from employees to satisfy tax withholding obligations. From time to time, the Company also repurchases shares of unvested restricted stock from employees whose employment is terminated before such shares vest. These shares are repurchased pursuant to the terms of the Company’s equity compensation plans and are not included in the shares repurchased under the May 2004 Board authorization. During the first fiscal quarter, the Company repurchased 84,300 shares pursuant to the terms of its equity incentive plans.

Item 6.	Exhibits

The following Exhibits are filed herewith:

Exhibit 3.1	—	Certificate of Incorporation of Cabot Corporation restated effective October 24, 1983, as amended, including the Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Cabot Corporation filed with the Delaware Secretary of State on November 21, 2005.
Exhibit 10.1	—	Separation Agreement between Cabot Corporation and John A. Shaw, signed by Mr. Shaw on January 4, 2006.
Exhibit 31.1	—	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
Exhibit 31.2	—	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
Exhibit 32	—	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

By:	/s/ Jonathan P. Mason
Jonathan P. Mason
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer)

Date: February 8, 2006

By:	/s/ James P. Kelly
James P. Kelly
Controller
(Chief Accounting Officer)

Date: February 8, 2006

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 3.1	—	Certificate of Incorporation of Cabot Corporation restated effective October 24, 1983, as amended, including the Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Cabot Corporation filed with the Delaware Secretary of State on November 21, 2005.
Exhibit 10.1	—	Separation Agreement between Cabot Corporation and John A. Shaw, signed by Mr. Shaw on January 4, 2006.
Exhibit 31.1	—	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act.
Exhibit 31.2	—	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
Exhibit 32	—	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.