Form 10-Q
period 2006-03-31
CABOT CORP
filed 2006-05-10
CIK 16040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2006
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.
As of May 3, 2006 the Company had 63,421,612 shares of Common
Stock, par value $1 per share, outstanding.

CABOT CORPORATION

Part I. Financial Information
Item 1. Financial Statements
CABOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended March 31, 2006 and 2005
(In millions, except per share amounts)
UNAUDITED

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net sales and other operating revenues	$627	$527	$1,214	$1,022
Cost of sales	542	397	1,023	775

Gross profit	85	130	191	247

Selling and administrative expenses	59	56	117	110
Research and technical expense	14	15	27	30
Goodwill asset impairment	—	90	—	90

Income (loss) from operations	12	(31)	47	17

Interest and dividend income	1	1	3	3
Interest expense	(7)	(8)	(13)	(16)
Other income	6	3	2	5

Income (loss) from continuing operations before income taxes	12	(35)	39	9

Provision for income taxes	(1)	(13)	(5)	(22)
Equity in net income of affiliated companies, net of tax	4	2	7	4
Minority interest in net income, net of tax	(3)	(4)	(7)	(6)

Income (loss) from continuing operations	12	(50)	34	(15)

Cumulative effect of an accounting change, net of tax	—	—	2	—

Net income (loss)	12	(50)	36	(15)

Dividends on preferred stock, net of tax benefit	—	—	(1)	(1)

Net income (loss) available to common shares	$12	$(50)	$35	$(16)

Weighted-average common shares outstanding:
Basic	60	60	60	60

Diluted	69	60	69	60

Income (loss) per common share:

Basic:
Continuing operations	$0.19	$(0.84)	$0.54	$(0.26)
Cumulative effect of an accounting change	—	—	0.04	—

Net income (loss) per share — basic	$0.19	$(0.84)	0.58	$(0.26)

Diluted:
Continuing operations	$0.17	$(0.84)	$0.48	$(0.26)
Cumulative effect of an accounting change	—	—	0.04	—

Net income (loss) per share — diluted	$0.17	$(0.84)	$0.52	$(0.26)

Dividends per common share	$0.16	$0.16	$0.32	$0.32

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and September 30, 2005
(In millions)
ASSETS
UNAUDITED

	March 31,	September 30,
	2006	2005

Current assets:
Cash and cash equivalents	$103	$181
Short-term marketable securities investments	—	30
Accounts and notes receivable, net of reserve for doubtful accounts of $6 and $4	511	430
Inventories:
Raw materials	167	169
Work in process	117	134
Finished goods	171	151
Other	40	39

Total inventories	495	493
Prepaid expenses and other current assets	91	66
Assets held for sale	—	5
Deferred income taxes	42	41

Total current assets	1,242	1,246

Investments:
Equity affiliates	55	63
Long-term marketable securities and cost investments	4	6

Total investments	59	69

Property, plant and equipment	2,393	2,264
Accumulated depreciation and amortization	(1,468)	(1,430)

Net property, plant and equipment	925	834

Other assets:
Goodwill	36	25
Intangible assets, net of accumulated amortization of $9 and $9	5	6
Assets held for rent	38	37
Deferred income taxes	116	108
Other assets	35	49

Total other assets	230	225

Total assets	$2,456	$2,374

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and September 30, 2005
(In millions, except for share and per share amounts)
LIABILITIES & STOCKHOLDERS’ EQUITY
UNAUDITED

	March 31,	September 30,
	2006	2005

Current liabilities:
Notes payable to banks	$56	$34
Accounts payable and accrued liabilities	340	321
Income taxes payable	59	30
Deferred income taxes	1	1
Current portion of long-term debt	54	47

Total current liabilities	510	433

Long-term debt	451	463
Deferred income taxes	14	15
Other liabilities	281	307

Commitments and contingencies (Note I)

Minority interest	62	57

Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Series B ESOP Convertible Preferred Stock 7.75% Cumulative issued: 75,336 shares; outstanding: 57,844 and 61,068 shares (aggregate per share Redemption value of $41 and $44)	58	61
Less cost of shares of preferred treasury stock	(38)	(38)
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued and outstanding: 63,531,605 and 62,971,872 shares	63	63
Less cost of shares of common treasury stock	(5)	(5)
Additional paid-in capital	20	32
Retained earnings	1,130	1,127
Unearned compensation	—	(41)
Deferred employee benefits	(40)	(42)
Notes receivable for restricted stock	(18)	(19)
Accumulated other comprehensive loss	(32)	(39)

Total stockholders’ equity	1,138	1,099

Total liabilities and stockholders’ equity	$2,456	$2,374

The accompanying notes are an integral part of these financial statements

CABOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 2006 and 2005
(In millions)
UNAUDITED

	March 31,
	2006	2005
Cash Flows from Operating Activities:

Net income (loss)	$36	$(15)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	61	70
Deferred tax provision	(5)	1
Cumulative effect of an accounting change	(2)	—
Equity in income of affiliated companies	(4)	(4)
Goodwill asset impairment	—	90
Non-cash compensation	15	15
Other non-cash charges, net	12	10
Changes in assets and liabilities (net of effect of acquisition):
Accounts and notes receivable	(42)	(24)
Inventory	1	(53)
Prepayments and other current assets	4	5
Accounts payable and accrued liabilities	(21)	(7)
Income taxes payable	(11)	(3)
Other liabilities	(17)	(13)
Other, net	(3)	1

Cash provided by operating activities	24	73

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(101)	(69)
Cash paid for acquisition of affiliate, net of cash acquired	(19)	—
Proceeds from sales of property, plant and equipment	6	1
Increase in assets held for rent	(1)	(3)
Purchase of marketable securities investments	(20)	(55)
Proceeds from sale and maturity of marketable securities investments	57	90

Cash used in investing activities	(78)	(36)

Cash Flows from Financing Activities:

Repayments of long-term debt	(31)	—
Proceeds from issuance of long-term debt	26	—
Proceeds from issuance of notes payable	23	—
Repayments of debt related to Cabot Japan KK	(18)	—
Purchases of common stock	—	(11)
Proceeds from sales of common stock	6	1
Cash dividends paid to stockholders	(21)	(21)
Cash dividends paid to minority interest stockholders	(5)	(8)

Cash used in financing activities	(20)	(39)

Effect of exchange rate changes on cash	(4)	(1)

Decrease in cash and cash equivalents	(78)	(3)
Cash and cash equivalents at beginning of period	181	159

Cash and cash equivalents at end of period	$103	$156

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended March 31, 2006
(In millions, except shares in thousands)
UNAUDITED

									Notes
									Receivable	Accumulated
					Additional			Deferred	from	Other	Total
	Preferred Stock, net of		Common Stock, net of		Paid-in	Retained	Unearned	Employee	Restricted	Comprehensive	Stockholders’	Comprehensive
	Treasury Stock		Treasury Stock		Capital	Earnings	Compensation	Benefits	Stock	Loss	Equity	Income
(Dollars in millions)
2006	Shares	Cost	Shares	Cost
Balance at September 30, 2005	44	$23	62,820	$58	$32	$1,127	$(41)	$(42)	$(19)	$(39)	$1,099

Net income						36						$36
Foreign currency translation adjustment										2		2
Unrealized gain on derivative instruments										5		5

Total comprehensive income												7

Comprehensive income											43	$43

Common dividends paid						(20)					(20)
Issuance of stock under employee compensation plans, net of actual forfeitures			252	—	18						18
Preferred stock conversion	(3)	(3)	472	—	3						—
Purchase and retirement, common and treasury stock			(161)	—	—						—
Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit						(1)					(1)
Principal payment by Employee Stock Ownership Plan under guaranteed loan								2			2
Reversal of unearned compensation due to FAS 123 (R) implementation					(29)	(12)	41				—
Cumulative effect of change in accounting principle					(4)						(4)
Notes receivable for restricted stock – repayments and forfeitures									1		1
Balance at March 31, 2006	41	$20	63,383	$58	$20	$1,130	$—	$(40)	$(18)	$(32)	$1,138

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 2006 and 2005. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

Certain amounts in fiscal 2005 have been reclassified to conform to the fiscal 2006 presentation.

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

Under certain multi-year supply contracts with declining prices and minimum volumes, Cabot recognizes revenue based on the estimated average selling price over the contract lives. At March 31, 2006 and September 30, 2005, Cabot had less than a million and $1 million, respectively, of revenue deferred related to certain supply agreements representing the difference between the billed price and the estimated average selling price. The revenue deferred will be recognized as customers purchase the contracted minimum volumes through 2006.

The Company offers certain of its customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction of sales at the time revenue is recognized based on historical experience. Rebates are estimated and recorded based primarily on historical experience and contractual obligations. Cabot’s estimates for discounts and volume rebates are made quarterly and the assumptions underlying the estimates are updated for changes in facts and circumstances as appropriate.

Accounts and notes receivable as of March 31, 2006 and September 30, 2005 primarily include trade accounts receivable, which arise in the normal course of business, income tax receivables of $25 million and $23 million, respectively, and the current portion of notes receivable of $7 million and $6 million, respectively.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
Unaudited
Trade receivables are recorded at the invoiced amount and do not bear interest. Cabot sells a portion of its notes receivables from customers related to one of its subsidiaries at a discount. These transactions are accounted for as a sale under the provisions of FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The difference between the proceeds from the sale and the carrying value of the receivables is recognized as a loss on the sale of receivables and is included in other expense in the accompanying statements of operations. The Company recorded less than a million dollars of losses related to sales of receivables during the periods ended March 31, 2006 and 2005.

Cabot maintains allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both a historical and prospective basis. Customer account balances are charged against the allowance for doubtful accounts when Cabot determines it is probable the receivable will not be recovered. The activity in the allowance was not material during the second fiscal quarters of 2006 or 2005.

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

During the second quarter of fiscal 2006, Cabot sold the property, plant and equipment assets related to Supermetal’s direct finished tantalum sputtering target business to Tosoh SMD, a division of Tosoh Corporation. These assets were recorded at their fair value and classified as assets held for sale at December 31, 2005. There was no gain or loss recognized in connection with the sale.

Asset Retirement Obligations

Cabot accounts for asset retirement obligations in accordance with Statement of Financial Accounting Standards (“FAS”) No. 143, “Accounting for Asset Retirement Obligations”. Cabot has determined that certain legal obligations exist primarily related to site restoration activities required upon the closing of certain facilities. However, until a closure date is determined for a facility, these facilities and the associated legal obligations have been determined to have an indeterminate life. Accordingly, the fair value of the liability cannot be reasonably estimated and an asset retirement obligation has not been recognized. Cabot had $3 million and $5 million of asset retirement obligations at March 31, 2006 and September 30, 2005, respectively, related to the closure of the Company’s carbon black manufacturing facilities in Zierbena, Spain and Altona, Australia (as further discussed in the restructuring footnote at Note G). Cabot also had a $3 million reserve at both March 31, 2006 and September 30, 2005 related to the decommissioning of storage bins used in the Supermetals Business that cannot be closed without governmental approval. There was no activity in this reserve balance during the three or six months ending March 31, 2006. Cabot expects the liability related to the Supermetals Business to be paid over the next twenty-four to thirty-six months.

C.	Stock-Based Compensation

Cabot established the 2006 Long-Term Incentive Plan (the “2006 Plan”) in order to provide equity-based compensation to the Company’s key employees, advisors or consultants. The 2006 Plan was approved by Cabot’s stockholders on March 9, 2006 and replaces the 1996 Equity Incentive Plan and the 1999 Equity Incentive Plan. Although the 2006 Plan allows Cabot to issue various forms of equity, Cabot expects to use the 2006 Plan primarily to issue shares of restricted stock and stock options under its long-term incentive compensation program. The terms of awards made under this program are determined generally by the Compensation Committee of the Board of Directors. As the program has been administered since 1992, participants are granted a specific number of shares of common stock (the “Grant Number”) that the participant may then elect either (i) to purchase as shares of restricted

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
Unaudited
elect either (i) to purchase as shares of restricted stock at a percentage of the market price of such stock on the date of grant (which in the last six years has been 30%) or (ii) to receive as non-qualified stock options for a number of shares of common stock equal to two times the Grant Number, exercisable at 100% of the market price of such stock on the date of grant. Both the purchase restricted stock and the stock options granted under the program are subject to a three-year vesting period. Stock options granted under the program expire five years from the date of grant. Variations of the stock options and restricted stock are made to international employees in order to provide benefits comparable to U.S. employees. No awards have been granted under the 2006 Plan and there are 4.5 million shares available for future grants at March 31, 2006 under the 2006 Plan. No new awards may be granted under either the 1996 Equity Incentive Plan or the 1999 Equity Incentive Plan although there remain outstanding certain awards previously granted under these plans.

Through fiscal year 2005, Cabot followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements. On October 1, 2005, Cabot adopted FAS No. 123(R), “Accounting for Stock-Based Compensation,” using the modified prospective method, which permits the provisions of FAS 123(R) to be applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. FAS 123(R) requires companies to recognize share-based payments to employees as compensation expense on a fair value method. Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The fair value of stock options is calculated using the Black-Scholes option-pricing model and the fair value of restricted stock is based on intrinsic value. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously under APB 25, Cabot recorded the impact of forfeitures as they occurred. In connection with the adoption of FAS 123(R) during the first quarter of fiscal year 2006, Cabot recorded a $2 million gain (after-tax) from the cumulative effect of the change from recording forfeitures as they occur to estimating forfeitures during the service period. In addition, the previously recorded unearned compensation balance of $41 million, as of the date of adoption, which was included as a component of stockholders’ equity, was reclassified to additional paid-in capital and retained earnings.

Stock-based Compensation

Prior to the adoption of FAS No. 123(R), Cabot included in its financial statements the stock-based compensation disclosure requirements of FAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure”. The following table illustrates the effect the fair value recognition provisions of FAS No. 123 would have had on net loss and earnings per share for the three and six months ended March 31, 2005.

	Three Months Ended	Six Months Ended
(in millions, except for per share amounts)	March 31, 2005	March 31, 2005
Net loss, as reported	$(50)	$(15)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	5	10
Deduct: Stock-based compensation using fair value method for all awards, net of related tax effects	(5)	(11)

Pro forma net loss	$(50)	$(16)
Net loss per common share:
Basic, pro forma	($0.84)	($0.28)
Basic, as reported	($0.84)	($0.26)
Diluted, pro forma	($0.84)	($0.28)
Diluted, as reported	($0.84)	($0.26)

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
Unaudited
Stock-based employee compensation expense was $4 million and $8 million after tax for the three and six months ending March 31, 2006, respectively. The Company recognized the full impact of its stock-based employee compensation in the consolidated statements of operations for the six months ended March 31, 2006 under FAS 123(R) and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. The following table presents stock-based compensation expenses included in the Company’s consolidated statement of operations:

	Three Months Ended	Six Months Ended
(Dollars in millions)	March 31, 2006	March 31, 2006
Cost of sales	$3	$5
Selling and administrative	4	7
Research and technical	—	1

Stock-based compensation expense before tax	7	13
Income tax benefit	(3)	(5)

Net stock-based compensation expense	$4	$8

Stock Options- As of March 31, 2006, there was $2 million of total unrecognized compensation cost related to non-vested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 3.08 years.
Restricted Stock- As of March 31, 2006, there was $26 million of total unrecognized compensation cost related to non-vested restricted stock granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.15 years.
Equity Incentive Plan Activity
The following table summarizes the total stock option, non-vested stock option activity and the restricted stock activity in the equity incentive plans for the three and six months ended March 31, 2006:

	Three Months Ended March 31, 2006
	Stock Options				Restricted Stock
		Weighted		Weighted
		Average	Non-	Average		Weighted
	Total	Exercise	Vested	Exercise	Restricted	Average
(Shares in thousands)	Shares	Price	Shares	Price	Shares	Fair Value
Outstanding at December 31, 2005	795	$29.56	432	$29.82	3,006	$30.28
Granted	—	—	—	—	3	37.24
Exercised/Vested	(147)	30.73	—	—	(22)	31.19
Cancelled/Forfeited	(1)	28.00	(1)	28.00	(69)	30.76

Outstanding at March 31, 2006	647	29.31	431	29.83	2,918	30.27

Exercisable at March 31, 2006	216	28.27

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
Unaudited

	Six Months Ended March 31, 2006
	Stock Options				Restricted Stock
		Weighted		Weighted
		Average	Non-	Average		Weighted
	Total	Exercise	Vested	Exercise	Restricted	Average
(Shares in thousands)	Shares	Price	Shares	Price	Shares	Fair Value
Outstanding at September 30, 2005	866	$29.42	450	$29.79	3,092	$30.29
Granted	—	—	—	—	6	34.58
Exercised/Vested	(204)	29.80	(4)	28.00	(27)	30.53
Cancelled/Forfeited	(15)	29.22	(15)	29.22	(153)	32.01

Outstanding at March 31, 2006	647	29.31	431	29.83	2,918	30.27

Exercisable at March 31, 2006	216	28.27

Stock Options
The following table summarizes information related to the outstanding and vested options on March 31, 2006:

	Options	Vested
	Outstanding	Options
Aggregate Intrinsic Value (dollars in millions)	$3	$1
Weighted Average Remaining Contractual Term (in years)	2	1
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing common stock price of $33.99 on March 31, 2006, which would have been received by the option holders had all option holders exercised their options on that date.
The following table summarizes information related to the total intrinsic value of options exercised during the three and six months ended March 31, 2006:

	Three Months Ended	Six Months Ended
	March 31, 2006	March 31, 2006
(Dollars in millions)
Intrinsic Value	$1	$2
Cash Received	5	6
Tax Benefit	< 1	< 1
The Company settles employee stock option exercises with newly issued common shares. The total fair value of the shares vested during the three and six months ended March 31, 2006 was less than a million dollars.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. There were no option grants during the three or six months ended March 31, 2006. The fair values of options outstanding on March 31, 2006 were calculated using the following weighted-average assumptions:

	Years Ended September 30,
	2005	2004	2003
Expected stock price volatility	42%	44%	46%
Risk free interest rate	3.8%	3.7%	2.2%
Expected life of options (years)	4	4	4
Expected annual dividends per share	$0.64	$0.60	$0.52

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
Unaudited
The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the option.

D.	Acquisitions

Cabot had a 50:50 joint venture arrangement with Showa Denko K.K. in an entity called Showa Cabot K.K. (“SCK”). On November 8, 2005, Cabot purchased Showa Denko K.K.’s 50% joint venture interest in SCK for $19 million and renamed the entity Cabot Japan K.K. (“CJKK”). In addition, as part of the acquisition, Cabot assumed approximately $26 million of SCK’s debt obligations and approximately $10 million of unfunded pension liabilities.

Prior to the acquisition, Cabot’s investment in SCK was accounted for as an equity method investment. Included in Cabot’s consolidated results for the period ended March 31, 2006 are 50% of the operating results of SCK from October 1, 2005 through November 7, 2005 and 100% of the operating results of SCK from November 8, 2005 through March 31, 2006.

The fair value of the assets acquired and liabilities and debt assumed represents the 50% of SCK that was purchased. A preliminary allocation of the purchase price is as follows:

(Dollars in millions)
Cash paid	$19

Accounts receivable	$20
Inventories	3
Deferred income taxes	7
Investments in marketable securities	1
Property, plant and equipment	26

Total assets acquired	$57

Accounts payable and accrued expenses	27
Notes payable	12
Pension obligation	10

Total liabilities assumed	$49

Net assets acquired	$8

Excess purchase price	$11

At March 31, 2006, the excess purchase price related to the acquisition of SCK has been included as a component of goodwill in the accompanying consolidated balance sheets.

The allocation of the purchase price is based on estimates of the fair value of the net assets acquired, and is subject to adjustment. The allocation is not yet finalized as management is still in the process of performing the valuation of tangible and intangible assets and pension obligations. As a result, preliminary estimates and assumptions are subject to change. The allocation will be finalized during fiscal 2006.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
Unaudited
The following unaudited pro forma financial information reflects the consolidated results of operations of Cabot for the three and six months ended March 31, 2006 and 2005 as though the acquisition of SCK had occurred on the first day of the respective period. The pro forma operating results are presented for comparative purposes only and do not purport to present Cabot’s actual operating results for these periods or results that may occur in the future:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
(In millions, except per share amounts)
Total revenues	$627	$561	$1,226	$1,088

Net income (loss)	$12	$(50)	$36	$(14)

Net income (loss) per share:
Basic	$0.19	$(0.82)	$0.58	$(0.22)
Diluted	$0.17	$(0.82)	$0.52	$(0.22)
E.	Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the six months ended March 31, 2006 are as follows:

	Carbon Black	Metal Oxides
(Dollars in millions)	Business	Business	Total
Balance at September 30, 2005	$15	$10	$25
Increase for Acquisition of CJKK	11	—	11

Balance at March 31, 2006	$26	$10	$36

Cabot does not have any indefinite-lived intangible assets. At March 31, 2006 and September 30, 2005, Cabot had $5 million of finite-lived intangible assets. These intangible assets are comprised of $12 million for patents, $1 million for other intellectual property and $1 million of pension intangible assets related to minimum pension liabilities recorded in fiscal year 2005, less related accumulated amortization of $8 million for patents and $1 million for other intellectual property at both March 31, 2006 and September 30, 2005. Intangible assets are amortized over their estimated useful lives, which range from two to fifteen years, with a weighted average amortization period of ten years. Amortization expense is estimated to be approximately $1 million in each of the next five years.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
Unaudited
F.	Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following components for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006		2005		2006		2005
	Pension Benefits				Postretirement Benefits
(Dollars in millions)	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$1	$2	$1	$1	$1	$—	$—	$—
Interest cost	1	3	2	3	2	—	2	—
Expected gain on plan assets	(2)	(3)	(3)	(3)	—	—	—	—
Recognized loss	—	1	—	1	—	—	1	—
Amortization of prior service cost	—	—	—	—	—	—	(1)	—

Net periodic benefit cost	$—	$3	$—	$2	$3	$—	$2	$—

Net periodic defined benefit pension and other postretirement benefit costs include the following components for the six months ended March 31, 2006 and 2005:

	Six Months Ended March 31,
	2006		2005		2006		2005
	Pension Benefits				Postretirement Benefits
(Dollars in millions)	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$3	$3	$2	$3	$2	$—	$1	$—
Interest cost	3	5	3	6	3	—	3	—
Expected gain on plan assets	(5)	(5)	(5)	(6)	—	—	—	—
Recognized loss	—	2	—	2	1	—	1	—
Amortization of prior service cost	—	—	—	—	—	—	(1)	—

Net periodic benefit cost	$1	$5	$—	$5	$6	$—	$4	$—

In connection with the Altona plant closure and subsequent windup of the related employee benefit plans, during the first quarter of 2006 the Company recognized $1 million of previously unrecognized actuarial gains. This has been included as a component of the Altona restructuring charges.

G.	Restructuring

Altona Restructuring

In October 2004, Cabot initiated a plan to shut down its Altona, Australia carbon black manufacturing facility due to an indication by Cabot’s raw materials supplier that it would cease supply in September 2005, as well as the decline of the carbon black business in Australia. Production at this facility ceased on October 3, 2005. As of March 31, 2006, Cabot expects the shutdown plan to result in a pre-tax charge to earnings of approximately $25 million, which is expected to be partly offset by gains on the sale of the land on which the facility is located. These gains are estimated to be between approximately $7 million and $10 million (net of transaction costs). The $25 million of estimated charges includes approximately $7 million for severance and employee benefits, $6 million for accelerated depreciation of the facility assets, $3 million for the demolition of the facility, $2 million for asset retirement obligations related to site remediation and restoration and $7 million for the realization of foreign currency translation adjustments. All charges associated with this restructuring initiative are related to the Carbon Black Business. Cabot has recorded $17 million of these charges in the consolidated statements of operations since October 2004 and anticipates that the remaining $8 million of charges, including the foreign currency translation adjustment, will be incurred over the next six months in connection with the closure, demolition, remediation and restoration of the property.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
Unaudited
Details of the Altona restructuring activity and changes in the reserve during the three months ended March 31, 2006 are as follows:

	Severance
	and	Asset
	Employee	Retirement
(Dollars in millions)	Benefits	Obligation	Total
Reserve at December 31, 2005	$2	$2	$4
Charges for the three months ended March 31, 2006	1	1	2
Cash Paid	(1)	(1)	(2)

Reserve at March 31, 2006	$2	$2	$4

Details of the Altona restructuring activity and changes in the reserve during the six months ended March 31, 2006 are as follows:

	Severance
	and	Asset
	Employee	Retirement
(Dollars in millions)	Benefits	Obligation	Total
Reserve at September 30, 2005	$4	$2	$6
Charges for the six months ended March 31, 2006	1	2	3
Costs charged against assets	1	—	1
Cash Paid	(4)	(2)	(6)

Reserve at March 31, 2006	$2	$2	$4

The charges related to the Altona restructuring for the three and six month periods ended March 31, 2006 are exclusive of $1 million of gains on the sale of fixed assets during the second quarter.

European and Zierbena Restructuring

As of March 31, 2006, the Company had $1 million of restructuring reserves for severance and employee benefits related to the Company’s fiscal 2003 European restructuring plan and closure of its carbon black manufacturing facility in Zierbena, Spain and $1 million of asset retirement obligations related to site remediation and restoration of the Zierbena facility. The facility is located on leased land and Cabot is required to perform site remediation and restoration activities as a condition of the lease agreement. As of March 31, 2006, the Company has recorded $55 million of restructuring charges related to the European restructuring plan and closure of the Zierbena facility, and, with the exception of the foreign currency translation adjustment related to the Zierbena entity, does not expect to incur significant additional charges related to these activities. Charges associated with this restructuring initiative are primarily related to the Carbon Black Business. Cabot expects the remaining accruals to be paid out over the next three to six months in connection with the completion of the site remediation and restoration.

Details of the activity in the European and Zierbena restructuring reserve during the three months ended March 31, 2006 are as follows:

	Severance	Asset
	and Employee	Retirement
(Dollars in millions)	Benefits	Obligation	Total
Reserve at December 31, 2005	$1	$2	$3
Charges for the three months ended March 31, 2006	1	—	1
Cash Paid	(1)	(1)	(2)

Reserve at March 31, 2006	$1	$1	$2

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
Unaudited
Details of the activity in the European and Zierbena restructuring reserve during the six months ended March 31, 2006 are as follows:

	Severance	Asset
	and Employee	Retirement
(Dollars in millions)	Benefits	Obligation	Total
Reserve at September 30, 2005	$1	$3	$4
Charges for the three months ended March 31, 2006	1	—	1
Cash Paid	(1)	(2)	(3)

Reserve at March 31, 2006	$1	$1	$2

As of March 31, 2006, the reserve balances for the Altona, European and Zierbena restructurings are included in accrued expenses in the consolidated balance sheets.

Restructuring costs were recorded in the consolidated statements of operations for the three and six months ended March 31, 2006 and 2005 as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in millions)	2006	2005	2006	2005
Net sales and other operating revenue	$1	$—	$1	$—
Cost of sales	(2)	(3)	(2)	(7)
Selling and administrative expense	(1)	(1)	(2)	(1)

Total	$(2)	$(4)	$(3)	$(8)

H.	Financing

Chinese Renminbi Debt

During fiscal 2006, majority owned joint-ventures operating in China entered into new long-term bank agreements in Chinese Renminbi (RMB) totaling 205 million RMB (26 million USD). The financing will be used to fund capital expenditures at the Tianjin and Bluestar joint ventures and overall working capital needs. These loans mature at various dates between 2007 and 2011 and bear interest at rates ranging from 5.2% to 5.3%.

Medium-term Notes Interest Rate Swap

During January 2006, Cabot entered into a fixed-to-variable interest rate swap to swap the fixed interest rate of 7.18% on a $30 million medium-term note maturing in February 2009 to a variable interest rate. The variable rate of interest is calculated based on the 6-month London Interbank Offer Rate (LIBOR) plus an agreed upon spread. The LIBOR rate will be reset each June 15 and December 15 until the maturity date. The notional value of the swap is $30 million. This swap has been designated as a fair value hedge under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related interpretations, to offset changes in the fair value of the underlying debt. The fair value of the derivative instrument was less than negative $1 million as of March 31, 2006. The fair value interest rate swap is determined to be highly effective and no amount of ineffectiveness was recorded in earnings during the three months ended March 31, 2006.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
Unaudited
I.	Commitments and Contingencies

Reserves

As of March 31, 2006 and September 30, 2005, Cabot had approximately $15 million and $17 million, respectively, reserved for environmental matters primarily related to divested businesses. This reserve represents Cabot’s best estimate of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. At March 31, 2006, $5 million of the $15 million reserve for environmental matters is recognized on a discounted basis and is being accreted up to the undiscounted liability through interest expense over the expected cash flow period.

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. As more fully described in the fiscal 2005 Form 10-K, the Company’s respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of March 31, 2006, there were approximately 82,000 claimants in pending cases asserting claims against AO in connection with respiratory products. The reserve recorded is expected to cover Cabot’s share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, and, at March 31, 2006, is approximately $18 million (or $31 million on an undiscounted basis).

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

Purchase Commitments

Cabot has entered into long-term purchase agreements for various key raw materials in the Carbon Black, Metal Oxides and Supermetals Businesses. On February 8, 2006, the Company and the Sons of Gwalia settled their dispute over the price to be paid by Cabot for tantalum ore under an existing supply agreement. As part of the settlement, the companies terminated their existing agreement and entered into a new three-year tantalum ore supply agreement that incorporates a significantly reduced annual volume commitment. Cabot made a lump sum payment of $27 million to terminate the existing supply agreement and other related agreements. Under the new agreement, which is denominated in Australian dollars, Cabot will pay higher prices for ore than under the prior agreement. The $27 million lump sum payment has been recorded as an expense for the period ended March 31, 2006 and has been included as a component of cost of goods sold.

The table below includes all of the Company’s long-term purchase commitments, including those under the new tantalum ore supply agreement:

(Dollars in millions)
2006	$139
2007	120
2008	115
2009	55
2010	44
Thereafter	536

Total future purchase commitments	$1,009

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
Unaudited
To mitigate the foreign currency exposure associated with the future settlement of the Australian dollar denominated payables under the new agreement with the Sons of Gwalia, during April 2006 Cabot entered into option contracts with a total notional amount of $136 million Australian dollars (97 million US dollars). These contracts provide Cabot with the right, but not the obligation, to purchase Australian dollars at agreed strike prices through January 2009. Certain of these option contracts have been designated as foreign currency cash flow hedges under FAS No. 133. Thus, the effective portion of gains and losses for those options will be deferred as a component of accumulated other comprehensive income and will be recognized in cost of goods sold when the hedged item affects cost of goods sold. The changes in fair value of the options contracts that have not been designated as a hedge under FAS No. 133 will be marked to market through earnings.

Guarantee Agreements

Cabot has provided certain indemnities pursuant to which it may be required to make payments to an indemnified party in connection with certain transactions and agreements. In connection with certain acquisitions and divestitures, Cabot has provided routine indemnities with respect to such matters as environmental, tax, insurance, product and employee liabilities. In connection with various other agreements, including service and supply agreements, Cabot may provide routine indemnities for certain contingencies and routine warranties. Cabot is unable to estimate the maximum potential liability for these types of indemnities as a maximum obligation is not explicitly stated in most cases and the amounts, if any, are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be reasonably estimated. The duration of the indemnities varies, and in many cases is indefinite. Cabot has not recorded any liability for these indemnities in the consolidated financial statements, except as otherwise disclosed above under “Reserves”.

J.	Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated for the three and six months ended March 31, 2006 and 2005 as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in millions, except per share amounts)	2006	2005	2006	2005
Basic EPS:
Income (loss) available to common shares (numerator)	$12	$(50)	$35	$(16)

Weighted average common shares outstanding	63	63	63	63

Less: contingently issuable shares (1)	(3)	(3)	(3)	(3)

Adjusted weighted average common shares (denominator)	60	60	60	60

Basic EPS	$0.19	$(0.84)	$0.58	$(0.26)

Diluted EPS:
Income (loss) available to common shares	$12	$(50)	$35	$(16)

Dividends on preferred stock (2)	—	—	1	—

Income (loss) available to common shares plus assumed conversions (numerator)	$12	$(50)	$36	$(16)

Weighted average common shares outstanding	60	60	60	60
Effect of dilutive securities (3)
Assumed conversion of preferred stock (2)	6	—	6	—
Common shares issuable (2) (4)	3	—	3	—

Adjusted weighted average shares (denominator)	69	60	69	60

Diluted EPS	$0.17	$(0.84)	$0.52	$(0.26)

(1)	Represents outstanding restricted stock issued under Cabot’s Equity Incentive Plans.

(2)	Dividends on preferred stock were not added back to income (loss) available to common shares for the three and six month periods ending March 31, 2005 when calculating diluted EPS due to the Company’s net loss position. For the three and six month periods ending March 31, 2005, approximately 7 million of common shares based on assumed conversion of preferred stock and 2 million of issuable common shares representing restricted stock and stock options issued under Cabot’s Equity Incentive Plans were excluded from the calculation of diluted earnings per share as those shares would have been anti-dilutive due to the Company’s net loss position.

(3)	Represents outstanding restricted stock and stock options issued under Cabot’s Equity Incentive Plans.

(4)	For the three and six month periods ending March 31, 2006, there were no options to purchase shares of common stock excluded in the calculation of diluted earnings per share.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
Unaudited
K.	Financial Information by Segment

During the last quarter of fiscal 2005, management changed its segment reporting structure to better reflect the way the Company manages and thinks about the businesses. Under the new reporting structure, Cabot is organized into four reportable segments: the Carbon Black Business, the Metal Oxides Business, the Supermetals Business, and the Specialty Fluids Business. Prior year segment information, which included the disclosure of reportable segments, has been restated to reflect this change. The following table provides financial information by segment for the three and six months ended March 31, 2006 and 2005:

	Carbon	Metal		Specialty	Segment	Unallocated	Consolidated
(Dollars in millions)	Black(1)	Oxides	Supermetals(2)	Fluids	Total	and Other(3)	Total
Three months ended March 31, 2006
Net sales and other operating revenues(4)	$476	$62	$67	$11	$616	$11	$627
Income (loss) before taxes (5)	$26	$5	$12	$4	$47	$(35)	$12

Three months ended March 31, 2005
Net sales and other operating revenues(4)	$369	$58	$86	$8	$521	$6	$527
Income (loss) before taxes (5)	$41	$5	$16	$4	$66	$(101)	$(35)

Six months ended March 31, 2006
Net sales and other operating revenues(4)	$895	$119	$160	$21	$1,195	$19	$1,214
Income (loss) before taxes (5)	$47	$7	$23	$8	$85	$(46)	$39

Six months ended March 31, 2005
Net sales and other operating revenues(4)	$714	$118	$163	$15	$1,010	$12	$1,022
Income (loss) before taxes (5)	$71	$11	$32	$6	$120	$(111)	$9

(1)	The assets of the Carbon Black Business include 100% of the assets of Showa Cabot K.K., which have increased the assets of the Carbon Black Business from $1,287 million at September 31, 2005 to $1,533 million at March 31, 2006. Segment assets exclude cash, short-term investments, investments other than equity basis, income taxes receivable and deferred taxes, which are not allocated to the businesses.

(2)	Income (loss) before taxes related to the Supermetals Business is exclusive of goodwill impairment charges of $90 million recorded in the second quarter of fiscal 2005 and the $27 million Gwalia settlement payment recorded in the second quarter of fiscal 2006, as well as other certain items, which are included in Unallocated and Other charges.

(3)	Unallocated and Other includes certain items and eliminations that are not allocated to the operating segments.

(4)	Revenues from external customers for the Carbon Black Business includes 100% of sales from one equity affiliate and transfers of materials at cost and at market-based prices. Unallocated and Other reflects an adjustment for the equity affiliate sales and includes royalties paid by equity affiliates offset by external shipping and handling fees:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in millions)	2006	2005	2006	2005
Equity affiliate sales	$(9)	$(9)	$(17)	$(18)
Royalties paid by equity affiliates	3	2	5	4
Shipping and handling fees and other	17	13	31	26

Total	$11	$6	$19	$12

(5)	Profit or loss from continuing operations before taxes for Unallocated and Other includes:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in millions)	2006	2005	2006	2005
Interest expense	$(7)	$(8)	$(13)	$(16)
Certain items(a)	(31)	(94)	(33)	(98)
Equity in net income of affiliated companies	(4)	(2)	(7)	(4)
Foreign currency transaction gains (losses) (b)	3	(1)	—	2
Other unallocated income (expense) (c)	4	4	7	5

Total	$(35)	$(101)	$(46)	$(111)

(a)	Certain items for the second quarter of fiscal 2006 include restructuring charges of $2 million as discussed in Note G, the $27 million Sons of Gwalia settlement payment and $2 million of cost reduction initiatives in the Supermetals Business. Certain items for the first six months of fiscal 2006 include $3 million of restructuring charges, $27 million related to the Sons of Gwalia settlement payment and $3 million of cost reduction initiatives in the Supermetals Business. Certain items for the second quarter of fiscal 2005 included $4 million of restructuring charges and $90 million of goodwill impairment charges related to the Supermetals Business. Certain items for the first six months of fiscal 2005 included $8 million of restructuring charges and $90 million of goodwill impairment charges.

(b)	Net of other foreign currency risk management activity.

(c)	Other unallocated income (expense) includes investment income and other items that are not included segment PBT.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
Unaudited
The Carbon Black Business is primarily comprised of the rubber blacks, performance products and inkjet colorants product lines as well as the business development activities of Superior MicroPowders. The revenues from each of these product lines are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in millions)	2006	2005	2006	2005
Rubber blacks	$346	$235	$644	$460
Performance products	117	123	226	233
Inkjet colorants	12	9	23	18
Superior MicroPowders	1	2	2	3

Total Carbon Black Sales	$476	$369	$895	$714

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2006
Unaudited
The Metal Oxides Business is primarily comprised of the fumed metal oxides (including fumed silica, fumed alumina and dispersions thereof) and aerogel product lines. The revenues from each of these product lines are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in millions)	2006	2005	2006	2005
Fumed metal oxides	$62	$58	$119	$118
Aerogel	—	—	—	—

Total Metal Oxides Sales	$62	$58	$119	$118

L.	Recent Accounting Pronouncements

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies certain terminology contained in FAS No. 143, “Accounting for Asset Retirement Obligations”. The interpretation will result in (i) more consistent recognition of liabilities relating to asset retirement obligations, (ii) more information about expected future cash outflows associated with those obligations and (iii) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. The guidance is effective for the Company no later than the fourth quarter of fiscal 2006, although earlier adoption is permitted. Cabot is in the process of evaluating the impact of FIN 47 on its consolidated financial statements which could have a material impact to earnings upon adoption.

In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA replaces an export incentive with a deduction from domestic manufacturing income. Cabot is both an exporter and a domestic manufacturer. The Company’s loss of the export incentive tax benefit is expected to materially exceed the tax benefit it should receive from the domestic manufacturing deduction. The AJCA also allows U.S. companies to repatriate certain earnings from their foreign subsidiaries in 2006 at an effective tax rate of 5.25%. The Company does not expect that there is a material benefit available given Cabot’s particular circumstances and the various requirements under the law. The Company, however, will continue to study the impact and opportunities of the AJCA. The FASB has issued Staff Position (“FSP”) Nos. 109-1 and 109-2, which outline the accounting treatment for the impacts of the AJCA. The FSPs state that (i) any benefit that companies may have from the domestic manufacturing deduction be treated as a special deduction and, accordingly, any benefit would be reported in the year in which the income is earned and (ii) regarding the impact resulting from the repatriation of unremitted earnings in the period in which the enacted tax law was passed, companies may wait until they have the information necessary to determine the amount of the earnings they intend to repatriate.

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
The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and other economic information on both an historical and prospective basis. Additionally, we estimate sales returns based on historical trends in our customers’ product returns. While bad debt charge-offs and product returns have not been significant historically, if there is a deterioration of a major customer’s creditworthiness, actual defaults are higher than our previous experience or actual returns do not reflect historical trends, our estimates of the recoverability of the amounts due us and our sales would be adversely affected.
We offer sales discounts and volume rebates to certain customers as sales incentives. The discounts and volume rebates are recorded as a reduction of sales at the time revenue is recognized based on historical experience. Rebates are estimated and recorded based primarily on historical experience and contractual obligations. We estimate for discounts and volume rebates quarterly and the assumptions underlying the estimates are updated for changes in fact and circumstances as appropriate. If sales are significantly different from our historical experience, our estimates of sales discounts and volume rebates would be affected.
Inventory Valuation
The cost of most raw materials and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories the value of those inventories would have been

$78 million higher as of March 31, 2006. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.
We periodically review inventory for potential obsolescence recoverability. In this review, we make assumptions about the future demand for and market value of the inventory and based on these assumptions estimate the amount of any obsolete, unmarketable or slow moving inventory. We write down our inventories for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value. In cases where the market value of inventories is below cost, the inventory is adjusted to its market value. Historically, such write-downs have not been significant. If actual market conditions are less favorable than those projected by management at the time of the assessment, however, additional inventory write-downs may be required, which could have a negative impact on gross profit.
Stock-based Compensation
On October 1, 2005, we adopted FAS No. 123 (R), “Accounting for Stock-Based Compensation”, using the modified prospective method, which results in the provisions of FAS 123(R) being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated, therefore the financial results for 2006 are not necessarily comparable to the same period in the prior year. FAS 123(R) requires companies to recognize share-based awards granted to employees as compensation expense on a fair value method. Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. We use the Black-Scholes option-pricing model to calculate the fair value of stock options. The fair value of restricted stock is based on intrinsic value. In determining the fair value of share-based awards at the grant date we make judgments with respect to expected dividends to be paid on shares and the number of share-based awards that may be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.
Goodwill and Other Intangible Assets
We perform an impairment test for goodwill at least annually and when events or changes in business circumstances indicate that the carrying value may not be recoverable. To test whether an impairment exists, the fair value of the applicable reporting unit is estimated based on discounted cash flows. The calculation is sensitive to both the estimated future cash flows and the discount rate. The assumptions used to estimate the discounted cash flows are based on management’s best estimates about selling prices, production and sales volume, costs, future growth rates, capital expenditures and market conditions over an estimate of the remaining operating period at the reporting unit. The discount rate is based on the weighted average cost of capital which is determined by evaluating the risk free rate of return, cost of debt and expected equity premiums. If an impairment exists, a loss to write down the value of goodwill to its implied fair value is recorded.
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
We make various estimates and assumptions when analyzing whether there is an impairment of our long-lived assets, excluding goodwill and long-term investments. These estimates and assumptions include determining which cash flows are directly related to the potentially impaired asset, the useful life of the asset over which the cash flows will occur, their amounts and the asset’s residual value, if any. An asset impairment exists when the carrying value of the asset is not recoverable based on the undiscounted estimated cash flows expected from the asset. The impairment loss is then determined based on the excess of the asset’s carrying value over its fair value. Our estimated cash flows reflect management’s assumptions about selling prices, production and sales volume, costs and market conditions over an estimate of the remaining useful life.
The fair values of long-term investments are dependent on the financial performance of the entities in which we invest and the external factors inherent in the markets in which they operate. We consider these factors as well as the forecasted financial performance of the investment entities when assessing the potential impairment of these investments.

Pensions and Other Postretirement Benefits
We maintain both defined benefit and defined contribution plans for our employees. In addition, we provide certain health care and life insurance benefits for retired employees. Plan obligations and annual expense calculations of the defined benefit plans are based on a number of key assumptions. The assumptions, which are specific for each of our U.S. and foreign plans, are related to general economic conditions, including interest rates, expected return on plan assets, and the rate of compensation increases for employees. Projected health care benefits reflect our assumptions about health care cost trends. The cost of providing plan benefits also depends on participant demographic assumptions, including assumptions regarding retirements, mortality, employee turnover and plan participation levels. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease. Actual results that differ from the assumptions are generally accumulated and amortized over future periods and, therefore, affect the recognized expense and recorded obligation in such future periods.
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
The most significant reserves that we have established are for environmental remediation and respirator litigation claims. As of March 31, 2006, we had $15 million reserved for various environmental matters primarily related to divested businesses. The amount accrued reflects our assumptions about remediation requirements at the contaminated sites, the nature of the remedies, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites and the number and financial viability of other potentially responsible parties. A portion of the reserve for environmental matters is recognized on a discounted basis, which requires the use of an estimated discount rate and estimates of future cash flows associated with the liability. These liabilities can be affected by the availability of new information, changes in the assumptions on which the accruals are based, unanticipated government enforcement action or changes in applicable government laws and regulations, which could result in higher or lower costs.
As of March 31, 2006, we also had $18 million accrued for respirator liability claims. Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) significant changes in the average cost of resolving claims, (iii) significant changes in the legal costs of defending these claims, (iv) changes in the nature of claims received, (v) changes in the law and procedure applicable to these claims, (vi) the financial viability of other parties who contribute to the settlement of respirator claims, and (vii) a determination that our interpretation of the contractual obligations on which we have estimated our share of liability is inaccurate. While we believe the current best estimate is recorded, we cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.
Income Taxes
We estimate our income taxes in each jurisdiction in which we are subject to tax. This process involves estimating the tax exposure for differences between actual results and estimated results and recording the amount of income taxes payable for the current year and deferred tax assets and liabilities for future tax consequences. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We evaluate the realizability of our net deferred tax assets quarterly and valuation allowances are provided as required. In making this assessment, we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, we have made significant estimates involving current and deferred income taxes. We analyze our tax positions and do not recognize current and future tax benefits until it is deemed probable that the tax positions will be sustained in the respective tax jurisdiction.

We have filed our tax returns in accordance with our interpretations of each jurisdiction’s tax laws and have established reserves for potential differences in interpretation of those laws. In the event that actual results are significantly different from these estimates, our provision for income taxes could be significantly impacted. A 1% change in the effective tax rate would change income tax expense for the six month period ended March 31, 2006 by approximately $1 million.
Significant Accounting Policies
We have other significant accounting policies that are discussed in Note B of the Notes to our Consolidated Financial Statements in our fiscal 2005 Form 10-K. Certain of these policies include the use of estimates, but do not meet the definition of critical because they generally do not require estimates or judgments that are as difficult or subjective to measure. However, these policies are important to an understanding of our consolidated financial statements.
II. Results of Operations
As noted in our 2005 Form 10-K, management changed its segment reporting structure to better reflect the way we manage and think about our businesses. Under the revised reporting structure, we are organized into four reportable segments: the Carbon Black Business, the Metal Oxides Business, the Supermetals Business, and the Specialty Fluids Business. The Carbon Black Business is comprised of the rubber blacks, performance products and inkjet colorants product lines as well as the business development activities of Superior MicroPowders. The Metal Oxides Business is comprised of the fumed metal oxides and aerogel product lines. Discussions of prior period results reflect the new segment structure.
The discussion of our results includes information on diluted earnings per share, segment and product line sales, and segment operating profit before taxes (“PBT”). We use segment PBT to measure our consolidated operating results and assess segment performance. This discussion has been prepared on a basis consistent with segment reporting as outlined in Note K of the Consolidated Financial Statements.
Overview
During the second quarter and first six months of fiscal year 2006, we continued to experience high raw material costs which dramatically affected our Carbon Black Business. Also, higher natural gas costs negatively impacted our results of the Carbon Black and Metal Oxides Businesses. While we have pricing mechanisms in place to offset higher raw material costs in the contracted portion of the Carbon Black Business, we were unable to fully offset raw material cost increases with price increases. The higher sales volume and the higher selling prices along with the increases in raw material costs put pressure on our working capital in both periods of fiscal 2006. However, reduction in inventory levels in the Carbon Black and Supermetals Businesses offset the increases in working capital but also negatively impacted our profitability with higher per unit costs.
The continued transition in the Supermetals Business from long-term fixed price and fixed volume contracts to market-based pricing negatively impacted the second quarter and the first six months of fiscal 2006 in the form of lower prices when compared to the same periods of fiscal 2005. Higher ore costs under our new supply agreement with the Sons of Gwalia, effective as of January 1, 2006, affected the Supermetals Business in both the second quarter and first six months of fiscal 2006 due to our LIFO accounting methodology for raw materials.
In connection with the settlement of the dispute with the Sons of Gwalia over the price to be paid for tantalum ore under a then existing supply agreement, we made a $27 million lump-sum settlement payment to terminate the then existing supply and other related agreements. This negatively impacted our profitability during the second quarter of fiscal 2006. We have recorded this settlement payment as an expense and it has been included as component of cost of goods sold during the period ended March 31, 2006.
On November 8, 2005 we acquired our joint venture partner, Showa Denko K.K.’s, 50% interest in Showa Cabot K.K., which we subsequently renamed Cabot Japan K.K (“CJKK”). We have benefited in fiscal 2006 from the consolidation of CJKK into our results.

Second Quarter and First Six Months Fiscal Year 2006 versus Second Quarter and First Six Months Fiscal Year 2005 — Consolidated
Net Sales and Gross Profit

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in millions)	2006	2005	2006	2005
Net Sales	$627	$527	$1,214	$1,022
Gross Profit	$85	$130	$191	$247
The increase in net sales for the second quarter of fiscal 2006 when compared to the second quarter of fiscal 2005 was primarily due to increased volumes ($9 million), higher prices, principally in rubber blacks and performance products ($78 million), and the consolidation of CJKK into our results ($31 million) partially offset by lower prices in the Supermetals Business ($17 million). For the first six months of fiscal 2006, the increase in net sales when compared to the first six months of fiscal 2005 was driven by increased volumes ($6 million), higher prices ($116 million) and the consolidation of CJKK into our results ($50 million).
Gross profit was 14% in the second quarter of fiscal 2006 compared to 25% in the same quarter of fiscal 2005. For the first six months of fiscal 2006 gross margin was 16% compared to 24% for the same period a year ago. Overall gross profit decreased by $45 million and $56 million in the second quarter and first six months of fiscal 2006, respectively, compared to the same periods last year. The decrease in the gross profit percentages is a result of the $27 million settlement payment to the Sons of Gwalia and an increase in the raw materials costs of the business as further described in the results by segment.
Selling and Administrative Expense

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in millions)	2006	2005	2006	2005
Selling and Administrative Expense	$59	$56	$117	$110
The increase in selling and administrative expense for the second quarter of fiscal 2006 when compared to the same period of fiscal 2005 was primarily the result of costs associated with our business process excellence (“BPE”) initiative. For the first six months of fiscal 2006, the increase in selling and administrative expense was due to costs associated with our BPE initiative and the result of recording a bad debt reserve ($2 million) related to a European Carbon Black Business customer who filed for bankruptcy protection in the first quarter of fiscal 2006.
Research and Technical Expense

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in millions)	2006	2005	2006	2005
Research and Technical Expense	$14	$15	$27	$30
Research and technical expense for the second quarter of fiscal 2006 was relatively flat as compared to the second quarter of fiscal 2005. For the first six months of fiscal year 2006 the decrease in research and technical expense compared to the same period last year was mainly the result of reduced costs in the Supermetals Business.

Interest and Dividend Income

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
(Dollars in millions)	2006	2005	2006	2005
Interest and Dividend Income	$1	$1	$3	$3
Interest and dividend income was unchanged for both the second quarter and first six months of fiscal 2006 when compared to the same periods last year. The effect of higher interest rates has been offset by lower average invested balance.
Interest Expense

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
(Dollars in millions)	2006	2005	2006	2005
Interest Expense	$7	$8	$13	$16
Interest expense for the second quarter of fiscal year 2006 decreased nominally by $1 million compared to the second quarter of fiscal 2005. For the first six months of fiscal 2006 the decrease of $3 million in interest expense when compared to the first six months of fiscal 2005 was due to the capitalization of interest related to the construction of our new facilities in China and the expansion of our existing facility in Brazil.
Other Income/(Expense)

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
(Dollars in millions)	2006	2005	2006	2005
Income/(Expense)	$6	$3	$2	$5
The change in the other income / (expense) balance in the second quarter of fiscal year 2006 compared to the second quarter of fiscal 2005 was primarily due to the receipt of insurance proceeds. For the first six months of fiscal year 2006 the change in other income / (expense) was due to the receipt of insurance proceeds when compared to the same period a year ago.
Effective Tax Rate
Income tax expense in the second quarter of fiscal 2006 was $1 million, as compared to $13 million for the second quarter of fiscal 2005. Our effective tax rate from net income was 6% for the second quarter of fiscal 2006 as compared to an effective tax rate from net income of negative 36% for the second quarter of fiscal 2005. The tax rate for the second quarter of 2006 was significantly impacted by the $27 million settlement payment to the Sons of Gwalia, which reduced tax expense by $9 million during the quarter. Excluding the settlement charge, the tax rate on continuing operations for the second quarter of fiscal 2006 would have been 26%. The tax rate for the second quarter of 2005 was primarily impacted by the $90 million write-off of goodwill, which was nondeductible for tax purposes. Excluding the goodwill write-off and a tax benefit related to the liquidation of a subsidiary during the second quarter, the tax rate on continuing operations for the second quarter of fiscal 2005 would have been 26%. Income tax expense for the first six months of fiscal year 2006 was $5 million as compared to $22 million in the first six months of fiscal year 2005.
We are in the final stages of a settlement with the Internal Revenue Service regarding an audit for tax years 2000-2002. While the IRS adjustments with respect to the years under examination are still uncertain, the resolution of these issues could provide net tax benefits of between $5 million and $7 million in continuing operations and between $2 million and $3 million in discontinued operations. These tax benefits could be recorded as early as the third quarter of fiscal 2006. The net cash cost of the settlement is expected to be approximately $12 million.

In addition, we are under audit in a number of jurisdictions outside of the US. It is possible that some of these audits will be resolved in fiscal 2006 which may impact our effective tax rate in the periods during which these settlements occur. We expect our effective tax rate for continuing operations for fiscal 2006 to be between 24% and 26% exclusive of the impact of the fiscal year 2000-2002 settlement described above and any further audit settlements.
Equity in Net Income of Affiliates
Our share of earnings from equity affiliates was $4 million and $2 million in second quarters of fiscal years 2006 and 2005, respectively. The increase of $2 million in the second quarter of fiscal year 2006 as compared to the same period in fiscal year 2005 was due to improved operating results in our affiliates in Mexico and Venezuela. Our share of earnings from equity affiliates was $7 million and $4 million for the first six months of fiscal years 2006 and 2005, respectively. The increase of $3 million in the first six months of fiscal year 2006 compared to the same period last year was driven by improved operating results in our affiliates in Mexico and Venezuela.
Net Income
We reported net income for the second quarter of fiscal 2006 of $12 million ($0.17 per diluted common share) compared to a net loss of $50 million (net loss of $0.84 per common share) for the second quarter of fiscal 2005. Results for the second quarter of fiscal 2006 include $20 million of charges ($0.29 per diluted common share) for certain items. The second quarter of 2005 results contained $93 million of charges ($1.46 per common share) for certain items. For the first six months of fiscal 2006 we reported net income of $36 million ($0.52 per diluted common share) compared to a net loss of $15 million (net loss of $0.26 per common share) for the first six months of fiscal 2005. Results for the first six months of fiscal 2006 include $19 million of charges ($0.27 per diluted common share) for certain items. The first six months of 2005 results contained $93 million of charges ($1.39 per common share) for certain items.
Details of the certain items for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 and the first six months of fiscal 2006 and fiscal 2005 are as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions, pre-tax)	March 31,		March 31,
(Unaudited)	2006	2005	2006	2005
Net income (loss)	$12	$(50)	$36	$(15)

Certain items
Restructuring initiatives	(2)	(4)	(3)	(8)
Cost reduction initiatives	(2)	—	(3)	—
Sons of Gwalia settlement payment	(27)	—	(27)	—
Goodwill impairment	—	(90)	—	(90)

Subtotal of certain items	(31)	(94)	(33)	(98)
Cumulative effect of accounting change	—	—	4	—

Total certain items and cumulative effect of accounting change, pre-tax	(31)	(94)	(29)	(98)

Tax impact of certain items and cumulative effect of accounting change	11	1	10	5

Total certain items and cumulative effects of accounting change after tax	$(20)	$(93)	$(19)	$(93)

The pre-tax effect of the certain items described in the preceding table is recorded in the consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in millions, pre-tax)	2006	2005	2006	2005
Statement of operations line item:
Cost of sales	(29)	(3)	(29)	(7)
Selling and administrative expenses	(2)	(1)	(4)	(1)
Goodwill asset impairment	—	(90)	—	(90)

Total certain items, pre-tax	$(31)	$(94)	(33)	$(98)

Second Quarter and First Six Months Fiscal Year 2006 versus Second Quarter and First Six Months Fiscal Year 2005 —By Business Segment

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in millions)	2006	2005	2006	2005
Income from continuing operations	$12	$(35)	$39	$9
Certain and other unallocated items	(35)	(101)	(46)	(111)
Total segment PBT	47	66	85	120
Income from continuing operations is reported before taxes. The details of certain and other unallocated items are described in Note K of our consolidated financial statements. These items are not included in total segment PBT.
The decrease in total segment PBT in both periods relates primarily to raw material and natural gas costs in excess of price increases ($20 million for the second quarter and $27 million for the first six months of fiscal 2006) and lower prices in the Supermetals Business ($17 million for the second quarter and $23 million for the first six months of fiscal 2006). These decreases were partially offset by higher volumes ($12 million and $36 million respectively) and the inclusion of CJKK ($5 million for the second quarter and $7 million for the first six months of fiscal 2006).
Carbon Black Business
Segment sales and PBT for the Carbon Black Business for the second quarters and first six months ending March 31, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in millions)	2006	2005	2006	2005
Segment Sales	$476	$369	$895	$714
Segment PBT	26	41	47	71
The increase in sales in the Carbon Black Business in both periods was primarily due to higher prices ($78 million and $121 million respectively), change in volumes ($5 million and $(2) million respectively) and the impact of consolidating the results of CJKK which was previously a 50% owned equity affiliate ($31 million for the second quarter and $50 million for the first six months of fiscal 2006).
Carbon Black Business segment PBT decreased in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 due principally to raw material cost increases in excess of price increases ($15 million) and the effect of higher per unit cost of production ($7 million) which were principally offset by volume increases and CJKK. For the first six months of fiscal 2006, the decrease in segment PBT when compared to the first six months of fiscal 2005 was driven by raw material cost increases in excess of price increases ($20 million) and the effect of higher per unit cost of production ($8 million) as we reduced inventory levels.

Several capital projects in the Carbon Black Business continued during the second quarter and first six months of 2006 aimed at adding capacity to our rubber blacks, performance products and inkjet colorants product lines. In fiscal year 2005, with our joint venture partner Shanghai Coking & Chemical Company, we began construction of a new carbon black plant in Tianjin, China that will produce both rubber blacks and performance products. Construction of the two rubber blacks units at this new facility continues, with anticipated startups during the third quarter of fiscal 2006. The start-up of operations of the performance products unit, which was expected to become operational in the second half of 2006, will be delayed principally because of environmental permitting matters. There also continues to be a delay in the start-up of operations of our new carbon black manufacturing unit in Maua, Brazil as a result of environmental permitting matters. We continue to expect this unit to be operational by the end of this calendar year, although the timing of obtaining environmental permits can be uncertain. Our capital expansion plans in the inkjet colorants product line remain on track. The new inkjet colorants unit achieved mechanical completion during the second quarter of fiscal 2006 and production testing is expected to continue well into the second half of 2006. This capacity is intended to serve the high-speed inkjet market which is expected to have commercial launches in the beginning of calendar year 2007.
In February 2006, the International Agency for Research on Cancer (“IARC”) reviewed its classification of carbon black regarding carcinogenicity. Following its review, IARC maintained its previous classification of carbon black as a Group 2B (known animal carcinogen, possible human carcinogen).
Product Line Sales Summary
The following table sets forth sales by product line for the Carbon Black Business for the second quarters and first six months ending March 31, 2006 and 2005:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
(Dollars in millions)
Rubber blacks	$346	$235	$644	$460
Performance products	117	123	226	233
Inkjet colorants	12	9	23	18
Superior MicroPowders	1	2	2	3

Total Carbon Black Sales	$476	$369	$895	$714

Rubber blacks
During both periods, sales increased in the rubber blacks product line as a result of higher volumes, feedstock related price increases and the inclusion of CJKK. The profitability of the product line for both the second quarter and first six months of fiscal 2006 was negatively impacted by increases in raw material costs as well as by increases in other energy costs, mainly natural gas in Europe, and the effect of higher per unit cost of production as we continue to reduce inventory levels.
Historically we have been able to recover increased feedstock costs and, therefore, maintain margins through the operation of pricing formulas in our annual and long-term supply contracts. Most of our contracts provide for a price adjustment on the first day of each quarter to account for changes in feedstock costs and, in some cases, changes in other relevant costs. The feedstock adjustments are calculated in the month prior to the beginning of the three-month period in which the price change is effective, and typically are based upon the average of a relevant index over the prior three-month period. Because of this time lag, the increase in our actual feedstock costs was greater than the cost adjustment resulting from the formulas for which we used the relevant index averages during the months of September through November 2005. Over time, if feedstock costs stabilize or decline, the current negative financial impact of this lag on our results should be mitigated.
Performance products
Revenues for performance products were lower in both periods due to a decline in volumes and the unfavorable effect of foreign currency. The decline in volumes was concentrated in our lower margin, non-contracted business and resulted from price increases implemented to respond to the escalation of raw material costs. Price increases have more than offset the decline in volumes, but only partially offset the foreign exchange impact. For both the second quarter and first six months of fiscal 2006 the profitability of the product line was negatively impacted by a decrease in margins due to higher feedstock and natural gas costs, unfavorable foreign currency and to a lesser extent, lower volumes.

Inkjet colorants
Inkjet colorants reported 48% and 43% increases in volume for the second quarter and first six months of fiscal 2006, respectively, when compared to the same periods in fiscal 2005. The volume increases were driven by the OEM segment of the business. For both the second quarter and first six months of fiscal 2006, the favorable volume impact on revenue was partially offset by a decrease in our average selling price, which decreased because of changes in product mix and the continued shift from experimental-stage pricing levels to prices more consistent with commercial sales. Profitability of the inkjet colorants product line increased solidly in both the second quarter and first six months of fiscal 2006 as compared to the same periods in fiscal 2005 due to the strong volume growth.
Metal Oxides Business
Segment sales and PBT for the Metal Oxides Business for the second quarters and first six months ending March 31, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
(Dollars in millions)
Segment Sales	$62	$58	$119	$118
Segment PBT	5	5	7	11
Sales for both the second quarter and first six months of fiscal 2006 increased slightly due to higher volumes in the fumed metal oxides product line ($6 million and $2 million, respectively) partially offset by lower average selling prices due to unfavorable foreign currency effects ($2 million) for the three months ended March 31, 2006 when compared to the comparable periods of fiscal 2005.
For the second quarter of fiscal 2006 the positive impact on PBT of higher sales ($4 million) was offset by increased hydrogen and natural gas costs ($3 million). When comparing the first six months of fiscal 2006 to the first six months of fiscal 2005, the decline in PBT resulted primarily from increased hydrogen and natural gas costs ($4 million).
Product Line Sales Summary
The following table sets forth sales by product line for the Metal Oxides Business for the second quarters and first six months ending March 31, 2006 and 2005:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
(Dollars in millions)
Fumed metal oxides	$62	$58	$119	$118
Aerogel	—	—	—	—

Total Metal Oxides Sales	$62	$58	$119	$118

Fumed metal oxides
During the second quarter of fiscal 2006, sales increased in the fumed metal oxides product line as a result of an increase in overall volumes driven by higher demand from the electronics market and niche segments of the business. Volume growth was partially offset by a reduction in average selling price resulting from unfavorable product mix. For the first six months of fiscal 2006 volumes in the fumed metal oxides product line increased compared to the first six months of fiscal 2005 driven by growth in the niche portions of the business, offsetting reduced demand in the traditional silicones and electronics markets. Stronger volumes were, however, offset by a lower average selling price resulting from unfavorable product mix.
The profitability of the fumed metal oxides product line in the second quarter of fiscal 2006 was flat when compared to the second quarter of fiscal 2005 as the increase in sales was offset by higher hydrogen and natural gas costs. For the first six months of fiscal year 2006 the profitability of the fumed metal oxides product line was lower when compared to the first six months of fiscal 2005 principally due to higher hydrogen and natural gas costs.

The hydrogen gas supply to our plant in Tuscola, Illinois returned to normal during the second quarter of fiscal 2006 after a significant equipment failure at a supplier’s hydrogen gas facility. Additional costs incurred from the disruption were $1 million for both the second quarter and first six months of fiscal 2006, net of insurance recovery. We believe that most of the costs related to the incident will be recovered over the next twelve months.
As part of our market development and capacity construction plans in China, in February 2004 we entered into a joint venture with Bluestar New Chemical Materials Co., Ltd. to manufacture fumed silica in China. We own 90% of the venture, called Cabot Bluestar Chemical (Jiangxi) Co., Ltd. Construction of the plant reached mechanical completion during the second quarter of fiscal 2006 and we anticipate that the plant will become operational during the second half of fiscal 2006.
Aerogel
Over the course of the first six months of fiscal 2006, the aerogel product line continued to make progress in its ability to operate its semi-works manufacturing plant in Frankfurt, Germany at higher capacity levels and over a more sustained period of time. The product line continues to market its products for translucent panels in architectural applications and to develop other commercial applications.
Supermetals Business
Segment sales and PBT for the Supermetals Business for the second quarters and first six months ending March 31, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
(Dollars in millions)
Segment Sales	$67	$86	$160	$163
Segment PBT(1)	12	16	23	32

(1)	Segment results exclude the impact of the $27 million settlement payment to the Sons of Gwalia in fiscal 2006 and $90 million of goodwill impairment charges in fiscal 2005
The decrease in sales during the second quarter of fiscal 2006 when compared to the second quarter of fiscal 2005 was mainly the result of lower prices ($17 million) driven by the continued transition from fixed price, fixed volume contracts to market-based pricing arrangements. During the second quarter of fiscal 2006 we experienced growth in non-contracted volumes of tantalum powder but this growth was more than offset by a reduction in contracted volume. For the first six months of fiscal 2006, the decrease in sales compared to the first six months of fiscal 2005 was the result of lower prices ($23 million) as the continued transition to market based pricing arrangements from fixed price, fixed volume contracts more than offset higher volumes in the segment ($19 million). We continue to believe that over the course of the fiscal year we will be able to replace lost contract volumes with open market volumes, but at lower prices, which will negatively impact our profitability.
The decrease in PBT during the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 was primarily due to the continued transition of sales from our fixed price contracts to lower market prices ($17 million) coupled with higher raw material costs under our new ore supply agreement with the Sons of Gwalia ($4 million). This was partially offset by lower manufacturing and administrative costs consistently resulting from previous cost reduction initiatives ($18 million). For the first six months of fiscal 2006, the decrease in PBT when compared to the first six months of fiscal 2005 was driven by lower prices ($23 million), higher ore costs ($5 million), and higher fixed costs per pound resulting from a reduction of inventory in the business ($7 million). These were partially offset by higher volumes ($8 million) and reductions in manufacturing and administrative costs ($16 million) during the period.
On February 8, 2006, we reached a settlement with the Sons of Gwalia on the dispute over the price we were to pay for tantalum ore under a then existing supply agreement. Under the terms of this settlement, we made a lump sum payment of $27 million to terminate the then existing supply and other related agreements with the Sons of Gwalia. The companies have entered into a new three-year tantalum ore supply agreement that incorporates a significantly reduced annual volume commitment. Under the new agreement, which is denominated in Australian dollars, we will pay higher prices for ore than under the prior agreement. The $27 million lump sum payment has been recorded as an expense for the period ended March 31, 2006 and has been included as a component of cost of goods sold in the consolidated statement of operations. Excluding the $27 million lump sum payment, the new agreement is expected to result in an annual increase in tantalum ore cost of approximately $13 million. Due to our LIFO accounting methodology, these higher ore costs are reflected throughout the fiscal year.
On January 31, 2006, we sold the property, plant and equipment related to our direct finished tantalum sputtering target business to Tosoh SMD, a division of Tosoh Corporation. These assets were recorded at their fair value and classified as assets held for sale at December 31, 2005. There was no gain or loss recognized in connection with the sale.
Specialty Fluids Business
Segment sales and PBT for the Specialty Fluids Business for the second quarters and first six months ending March 31, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in millions)	2006	2005	2006	2005
Segment Sales	$11	$8	$21	$15
Segment PBT	4	4	8	6
Sales for the second quarter and first six months of fiscal year 2006 were driven mainly by an increase in the volume of fluid sold during the period. Although the number of jobs decreased from six to four in the second quarter and from twelve to eleven in the first six months compared to the fiscal year 2005 periods, the sizes and types of jobs during 2006 led to more fluid being sold as compared to the same periods in 2005. This increase in the volume of fluid sold was partially offset during the second quarter by lower rental revenues.
During both the second quarter and first six months of fiscal 2006 we achieved a 14% utilization of our total available fluid inventory, as compared to 14% and 11% utilization in the second quarter and first six months of fiscal 2005, respectively. Our fluids have been used principally for drilling and completion of wells in the North Sea, which remains a stable market for our business. We continue to market our fluid outside of the North Sea, but the drilling industry continues to be slow to adopt the fluid outside of this geographic area.
III. Cash Flow and Liquidity
Overview
Our cash balance decreased by $78 million in the first six months of fiscal 2006, from $181 million as of September 30, 2005 to $103 million on March 31, 2006. There were four major uses of cash during this period: increases in working capital driven by rising raw material costs and receivables, the acquisition of the remaining 50% of our carbon black joint venture in Japan and repayment of the assumed debt, the $27 million settlement payment to the Sons of Gwalia in our Supermetals Business, and increased capital spending to expand capacity in emerging markets and to comply with environmental requirements. During the same period of fiscal 2005, the cash balance declined by $3 million, from $159 million on September 30, 2004 to $156 million as of March 31, 2005. The following descriptions of the reasons for these changes in our cash balances refer to the various sections of our Consolidated Statements of Cash Flows, which appears in Item 1 of this quarterly report on Form 10-Q for the six months ended March 31, 2006.
Cash Flows from Operating Activities
Cash generated by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $24 million in the first six months of fiscal 2006 compared to $73 million in the same period of fiscal 2005. Cash generated from net income excluding depreciation was $48 million less in the first six months of fiscal 2006 versus the same period last year, excluding the $90 million of goodwill impairment recorded in fiscal 2005. Changes in working capital explain most of the remainder of the change in cash flows from operating activities. Changes in accounts receivable, inventory and accounts payable and accrued liabilities consumed $62 million during the first two quarters of fiscal 2006, which was $22 million more than the same period of fiscal 2005. Accounts receivable increased due to higher selling prices. Accounts payable and accrued liabilities decreased due to the timing of certain payments and our efforts to reduce outstanding balances. Inventories declined slightly during the first two quarters of fiscal 2006 driven by reductions in the Supermetals segment, but these were offset by an increase in Carbon Black inventories due to escalating feedstock prices. During the first two quarters of fiscal 2005, inventories had increased significantly in an effort to plan for future customer demand and to plan for potential fluctuation in plant operations.

Cash Flows from Investing Activities
Cash used in investing activities totaled $78 million in the first six months of fiscal 2006 versus $36 million in the same period of fiscal 2005. This change in fiscal 2006 was primarily driven by capital spending on property, plant and equipment, where we spent $101 million and $69 million for the first six months of fiscal 2006 and 2005 respectively. These capital expenditures were mostly for the new rubber blacks, performance products and fumed metal oxides facilities in China, capacity expansion in our inkjet colorants product line and expansion of the carbon black facility in Brazil. Capital expenditures for fiscal 2006 are expected to be in excess of $250 million and include the acquisition of Showa Cabot K.K. (“SCK”), facility improvements and plant expansions, and the continuation of projects started in fiscal year 2005. We purchased from our 50:50 joint venture partner Showa Denko K.K. its 50% interest in the shares in SCK in Japan for $19 million in cash and renamed the entity Cabot Japan K.K. Finally, during the first six months of fiscal 2006 and 2005 we had net proceeds of $37 million and $35 million, respectively, from net sales of marketable securities.
Cash Flows from Financing Activities
Cash flows from financing activities, which primarily include changes in debt in the first six months of fiscal year 2006, resulted in a use of cash of $20 million, versus a use of $39 million in the same period of fiscal year 2005. In fiscal year 2006, the repayment of maturing debt totaling $31 million, primarily in the U.S., was mostly offset by $26 million of proceeds in long term debt to finance expansion in China. We borrowed $20 million from our $400 million revolving credit facility for working capital needs in the second quarter of fiscal 2006. In connection with the SCK acquisition we assumed $26 million of debt, of which we repaid $18 million as of March 31, 2006. The remaining assumed debt of $8 million is included in the investing activities under cash paid for acquisition as part of the acquisition price. Dividends paid for the first six months of fiscal 2006 and 2005 were $21 million in both years. We did not repurchase any Cabot common stock in the open market in fiscal 2006, but repurchased $11 million in the same period of fiscal 2005.
Financing
At March 31, 2006, our long-term debt obligations totaled $505 million, of which $54 million will mature in the next twelve months. Included in the current portion of long-term debt is a 1.5 billion yen ($13 million) bank loan, which was repaid in April 2006, $8 million of assumed debt in Japan maturing throughout the next twelve months, and $30 million of medium term notes maturing in February 2007.
During fiscal 2006, majority owned joint-ventures operating in China entered into new long-term bank agreements in Chinese Renminbi (RMB) totaling 205 million RMB (26 million USD). The financing will be used to fund capital expenditures at the Tianjin and Bluestar joint ventures and overall working capital needs. These loans mature at various dates between 2007 and 2011 and bear interest at rates ranging from 5.2% to 5.3%.
During January 2006, Cabot entered into a fixed-to-variable interest rate swap to swap the fixed interest rate of 7.18% on a $30 million medium-term note maturing in February 2009 to a variable interest rate. The variable rate of interest is calculated based on the 6-month London Interbank Offer Rate (LIBOR) plus an agreed upon spread. The LIBOR rate will be reset each June 15 and December 15 until the maturity date. The notional value of the swap is $30 million. This swap has been designated as a fair value hedge under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related interpretations, to offset changes in the fair value of the underlying debt. The fair value of the derivative instrument was less than negative $1 million as of March 31, 2006. The fair value interest rate swap is determined to be highly effective and no amount of ineffectiveness was recorded in earnings during the three months ended March 31, 2006.
We expect cash on hand, cash from operations and present financing arrangements, including unused portions of Cabot’s committed credit facilities, to be sufficient to meet our additional cash requirements for the next twelve months and the foreseeable future.
Reserves
Cabot has a $15 million reserve for environmental matters as of March 31, 2006 for remediation costs at various environmental sites. These sites are primarily associated with businesses divested in prior years. We have made a payment for $2 million during the second quarter of fiscal 2006 and we anticipate making additional payments of $4 million during the second half of fiscal 2006. We do not expect remaining expenditures to be materially concentrated in any one year. Additionally, we have recorded an $18 million reserve for respirator claims as of March 31, 2006 and we expect to pay approximately $11 million over the next five years. We have other litigation costs associated with lawsuits arising in the ordinary course of business including claims filed against the Company in connection with certain discontinued operations.
Restructuring
In October 2004, we initiated a plan to shut down our Altona, Australia carbon black manufacturing facility due to our raw materials supplier’s indication that it would cease supply in September 2005, as well as the decline of the carbon black business in Australia. Production at this facility ceased on October 3, 2005. As of March 31, 2006, we expect the restructuring initiatives to result in a pre-tax charge to earnings of approximately $25 million. As of March 31, 2006, we have recorded $17 million of restructuring charges and expect to record an additional $8 million over the next six months. The estimated charge of $25 million includes $7 million of foreign currency translation adjustments that will be realized as a non-cash charge upon substantial liquidation of our legal entity in Altona, Australia which we expect will occur upon completion of the closing activities during fiscal 2006.
In fiscal 2003, we initiated a European restructuring plan to reduce costs, enhance customer service and create a stronger and more competitive organization. The European restructuring initiatives have been primarily related to the Carbon Black Business and included the closure of our carbon black manufacturing facility in Zierbena, Spain, the consolidation of administrative services for all European businesses in one shared service center, the implementation of a consistent staffing model for all manufacturing facilities in Europe, and the discontinuance of two energy projects. As of March 31, 2006, we have recorded $55 million of European restructuring charges, of which $2 million remain to be paid out over the next three to six months.
At March 31, 2006, $6 million of restructuring costs remain in accrued expenses in the consolidated balance sheet. We made cash payments of $9 million in the first six months of fiscal 2006 and $5 million in the first six months of fiscal 2005 related to restructuring costs and expect to make cash payments of $7 million throughout the remainder of fiscal 2006 related to severance and employee benefits charges and site remediation costs.
Contractual Obligations
Information about additional contractual obligations for the period ended March 31, 2006 does not differ materially from that discussed under Cash Flow and Liquidity in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our fiscal 2005 Form 10-K, except as discussed below.
Cabot has entered into long-term purchase agreements for various key raw materials in the Carbon Black, Metal Oxides and Supermetals Businesses. On February 8, 2006, we settled our dispute with the Sons of Gwalia over the price to be paid by Cabot for tantalum ore under a then existing supply agreement. As part of the settlement, the companies terminated the then existing agreement and other related agreements and entered into a new three-year tantalum ore supply agreement that incorporates a significantly reduced annual volume commitment. Under the new agreement, which is denominated in Australian dollars, we will pay higher prices for ore than under the prior agreement.
The table below includes all of the Company’s long-term purchase commitments, including those under the new tantalum ore agreement.

(Dollars in millions)
2006	$139
2007	120
2008	115
2009	55
2010	44
Thereafter	536

Total future purchase commitments	$1,009

To mitigate the foreign currency exposure associated with the future settlement of the Australian dollar denominated payables under the new agreement with the Sons of Gwalia, during April 2006 we entered into option contracts with a total notional amount of $136 million Australian dollars (97 million US dollars). These contracts provide us with the right, but not the obligation, to purchase Australian dollars at agreed strike prices through January 2009. Certain of these option contracts have been designated as foreign currency cash flow hedges under FAS No. 133, “Accounting for Derivative Instruments and Hedging

Activities” and related interpretations. Thus, the effective portion of gains and losses for those options will be deferred as a component of accumulated other comprehensive income and will be recognized in cost of goods sold when the hedged item affects cost of goods sold. The changes in fair value of the options contracts that have not been designated as a hedge under FAS No. 133 will be marked to market through earnings.
Cautionary Factors That May Affect Future Results:
This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements include statements relating to our future business performance; our ability to recover feedstock costs under our annual and long-term rubber blacks supply contracts; feedstock and energy costs; when we expect to start operating our new rubber blacks and performance products units at our new carbon black facility in Tianjin, China; when we expect to obtain environmental permits necessary to operate our newly constructed rubber blacks manufacturing unit in Maua, Brazil; capital expansion plans for our inkjet colorants product line; when we expect to start operating the new fumed silica plant in China; anticipated capital expenditures for the fiscal year; sales expectations for the Supermetals Business; our expected effective tax rate for fiscal 2006; the outcome of tax audits; the amount of charges and payments associated with restructuring initiatives; the amount and timing of payments associated for environmental remediation and for respirator claims; our ability to recover costs associated with the disruption of the hydrogen supply to our facility in Tuscola, Illinois; and the outcome of pending litigation.
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
In addition to factors described elsewhere in this report, the following are some of the factors that could cause Cabot’s actual results to differ materially from those expressed in our forward-looking statements: domestic and global economic conditions; a continuing rise in feedstock costs and a higher than expected increase in natural gas prices; lower than expected demand for our products; changes in our competitor’s capacity utilization; fluctuations in currency exchange rates; unforeseen delays in obtaining environmental permits; the outcome of tax audits; our ability to implement restructuring initiatives as planned; the occurrence of unexpected environmental costs for sites that are not known to us or as to which it is currently not possible to make an estimate; the accuracy of assumptions used in establishing a reserve for our share of liability for respirator claims; and the outcome of pending litigation. A detailed description of the factors and risks that could affect Cabot’s actual results are discussed in our 2005 10-K.
IV. Recent Accounting Pronouncements
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies certain terminology contained in FAS No. 143, “Accounting for Asset Retirement Obligations”. The interpretation will result in (i) more consistent recognition of liabilities relating to asset retirement obligations, (ii) more information about expected future cash outflows associated with those obligations and (iii) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. The guidance is effective for the Company no later than the fourth quarter of fiscal 2006, although earlier adoption is permitted. Cabot is in the process of evaluating the impact of FIN 47 on its consolidated financial statements which could have a material impact to earnings upon adoption.
In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA replaces an export incentive with a deduction from domestic manufacturing income. Cabot is both an exporter and a domestic manufacturer.

The Company’s loss of the export incentive tax benefit is expected to materially exceed the tax benefit it should receive from the domestic manufacturing deduction. The AJCA also allows U.S. companies to repatriate up to $500 million of earnings from their foreign subsidiaries in 2005 or 2006 at an effective tax rate of 5.25%. The Company does not expect to take advantage of this opportunity, nor does it expect that there is a material benefit available, given our particular circumstances and the various requirements under the law. The Company, however, will continue to study the impact and opportunities of the AJCA. The FASB has issued Staff Position (“FSP”) Nos. 109-1 and 109-2, which outline accounting treatment for the impacts of AJCA. The FSPs state that (i) any benefit that companies may have from the domestic manufacturing deduction be treated as a special deduction and accordingly any benefit would be reported in the year in which the income is earned and (ii) regarding the impact resulting from the repatriation of unremitted earnings in the period in which the enacted tax law was passed, companies may wait until they have the information necessary to determine the amount of the earnings they intend to repatriate.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about additional market risks for the period ended March 31, 2006 does not differ materially from that discussed under Item 7A of our fiscal 2005 Form 10-K, except as follows:
Foreign Currency
Cabot’s international operations are subject to certain risks, including currency fluctuations and government actions. Our Treasury function, under the guidance of the Financial Risk Management Committee, continuously monitors foreign exchange exposures, so that we can respond to changing economic and political environments. Exposures primarily relate to assets and liabilities denominated in foreign currencies as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, we use option contracts and short-term forward contracts to minimize the exposure to foreign currency risk. In 2006, 2005 and 2004, none of Cabot’s forward contracts were designated as hedging instruments under FAS No. 133. Cabot’s option contracts and forward foreign exchange contracts are denominated primarily in the Euro, Japanese yen, British pound sterling, Canadian dollar, Australian dollar and Indonesian rupiah.
In February 2006, Cabot entered into a new three-year tantalum ore supply agreement with the Sons of Gwalia, under which the price to be paid for ore is denominated in Australian dollars. To mitigate the foreign currency exposure associated with the future settlement of the Australian dollar denominated payables under the new agreement, during April 2006 Cabot entered into option contracts with a total notional amount of $136 million Australian dollars (97 million US dollars). These contracts provide Cabot with the right, but not the obligation, to purchase Australian dollars at a future date. Certain of these option contracts have been designated as foreign currency cash flow hedges under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. Thus, the effective portion of gains and losses for those options will be deferred as a component of accumulated other comprehensive loss and will be recognized in cost of goods sold when the hedged item affects cost of goods sold. The changes in fair value of the options contracts that have not been designated as a hedge under FAS No. 133 will be marked to market through earnings.
Interest Rates
Cabot enters into interest rate swaps as a hedge of underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming the other factors are held constant.
During January 2006, Cabot entered into a fixed-to-variable interest rate swap to swap the fixed interest rate of 7.18% on a $30 million medium-term note maturing in February 2009 to a variable interest rate. The variable rate of interest is calculated based on the 6-month London Interbank Offer Rate (LIBOR) plus an agreed upon spread. The LIBOR rate will be reset each June 15 and December 15 until the maturity date. The notional value of the swap is $30 million. This swap has been designated as a fair value hedge under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related interpretations, to offset changes in the fair value of the underlying debt. The fair value of the derivative instrument was less than negative $1 million as of March 31, 2006. The fair value interest rate swap is determined to be highly effective and no amount of ineffectiveness was recorded in earnings during the period ended March 31, 2006.

Item 4. Controls and Procedures
As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Respirator Liabilities
We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. As more fully described in our fiscal 2005 Form 10-K, Cabot’s respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of March 31, 2006, there were approximately 82,000 claimants in pending cases asserting claims against AO in connection with respiratory products. In the third quarter of fiscal year 2003, we recorded a reserve to cover our expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, and, at March 31, 2006, is approximately $18 million (or $31 million on an undiscounted basis).
Other
In July 2004, Sons of Gwalia Ltd. filed a Request for Arbitration with the London Court of International Arbitration seeking arbitration between the Sons of Gwalia and Cabot to determine the price at which Cabot would purchase tantalum ore under a then existing long-term supply agreement between the parties. In August 2003, we exercised our option to extend this contract for a five year period commencing January 1, 2006. Although the contract contained provisions for determining the price at which Cabot would purchase ore during the period of extension, Cabot and Sons of Gwalia were not in agreement as to the application of those provisions and the Sons of Gwalia filed the Request for Arbitration pursuant to the terms of the contract. Arbitration hearings took place in September and October 2005. On February 8, 2006, we settled our dispute with the Sons of Gwalia. Under the settlement, Cabot paid Sons of Gwalia a lump sum of US $27 million to terminate the then existing supply agreement and other related agreements with Sons of Gwalia, and we entered into a new three-year tantalum ore supply agreement.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding the Company’s purchases of its equity securities during the second quarter ended March 31, 2006.
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number (or
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value) of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased (1)	per Share	or Programs	the Plans or Programs
January 1, 2006 – January 31, 2006	69,000	$34.40	—	2,685,113
February 1, 2006 – February 28, 2006	5,737	$37.02	5,737	2,679,376
March 1, 2006 – March 31, 2006	1,579	$35.84	1,579	2,677,797

Total	76,316		7,316

(1)	On May 14, 2004, the Company announced publicly that the Board of Directors authorized the Company to repurchase five million shares of the Company’s common stock in the open market or in privately negotiated transactions. This authority does not have a set expiration date. Included in the shares repurchased from time to time by Cabot under this authorization are shares of common stock repurchased from employees to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock or the exercise of stock options issued under the Company’s equity incentive plans. During the second fiscal quarter, of the 7,316 shares repurchased pursuant to this authorization, none were repurchased on the open market. All 7,316 shares were repurchased from employees to satisfy tax withholding obligations. From time to time, the Company also repurchases shares of unvested restricted stock from employees whose employment is terminated before such shares vest. These shares are repurchased pursuant to the terms of the Company’s equity incentive plans and are not included in the shares repurchased under the May 2004 Board authorization. During the second fiscal quarter, the Company repurchased 69,000 shares pursuant to the terms of its equity incentive plans.
Item 4. Submission of Matters to a Vote of Security Holders
Cabot held its Annual Meeting of Stockholders on March 9, 2006. There was no solicitation in opposition to management’s nominees as listed in Cabot’s proxy statement and all such nominees were elected to the class of directors whose terms expire in 2009. In addition, the stockholders ratified the appointment of PricewaterhouseCoopers LLP as Cabot’s independent registered public accounting firm for the fiscal year ending September 30, 2006, approved Cabot’s 2006 Long-Term Incentive Plan, and approved Cabot’s Non-Employee Directors’ Stock Compensation Plan. The results of the votes for each of these proposals were as follows:
1. Election of Directors Whose Terms Expire in 2009:

	For	Withheld
Dirk L. Blevi	59,840,138	2,055,060
John F. O’Brien	59,928,720	1,966,478
Lydia W. Thomas	60,033,705	1,861,493
Mark S. Wrighton	58,741,865	3,153,333

2. Proposal to Ratify the Appointment of PricewaterhouseCoopers LLP

For:	61,336,973
Against:	488,721
Abstain:	69,504
Broker Non-Votes:	—
3. Proposal to Approve Cabot’s 2006 Long-Term Incentive Plan

For:	43,389,004
Against:	11,526,523
Abstain:	634,607
Broker Non-Votes:	6,345,064
4. Proposal to Approve Cabot’s Non-Employee Directors’ Stock Compensation Plan

For:	48,455,689
Against:	6,511,728
Abstain:	582,717
Broker Non-Votes:	6,345,064

Item 6. Exhibits

Exhibit 10.1 -	Cabot Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Appendix B of Cabot Corporation’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, File No. 1-5667, filed with the Commission on January 30, 2006).

Exhibit 10.2 -	Cabot Corporation Non-Employee Directors’ Stock Compensation Plan (incorporated by reference to Appendix C of Cabot Corporation’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, File No. 1-5667, filed with the Commission on January 30, 2006).

Exhibit 31.1* -	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act.

Exhibit 31.2* -	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32* -	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION
By:	/s/ Jonathan P. Mason
Jonathan P. Mason
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

Date: May 9, 2006

By:	/s/ James P. Kelly
James P. Kelly
Controller (Chief Accounting Officer)

Date: May 9, 2006

Exhibit Index

Exhibit No.	Description

Exhibit 10.1 -	Cabot Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Appendix B of Cabot Corporation’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, File No. 1-5667, filed with the Commission on January 30, 2006).

Exhibit 10.2 -	Cabot Corporation Non-Employee Directors’ Stock Compensation Plan (incorporated by reference to Appendix C of Cabot Corporation’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, File No. 1-5667, filed with the Commission on January 30, 2006).

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32*	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith