Form 10-Q
period 2006-06-30
CABOT CORP
filed 2006-08-09
CIK 16040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2006

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
Large accelerated filer [ X ]                 Accelerated filer  [   ]                           Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

As of August 1, 2006 the Company had 63,333,032 shares of Common

Stock, par value $1 per share, outstanding.

CABOT CORPORATION

INDEX

Part I.   Financial Information

Part I.   Financial Information

Item 1.   Financial Statements

CABOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended June 30, 2006 and 2005

(In millions, except per share amounts)

UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net sales and other operating revenues	$666	$545	$1,880	$1,567
Cost of sales	551	427	1,574	1,202
Gross profit	115	118	306	365

Selling and administrative expenses	59	63	176	173
Research and technical expenses	14	14	41	43
Goodwill asset impairment	—	—	—	90
Income from operations	42	41	89	59

Interest and dividend income	—	2	3	5
Interest expense	(6)	(8)	(19)	(24)
Other income (expense)	(2)	1	—	5
Income from continuing operations before income taxes	34	36	73	45

Provision for income taxes	(8)	(9)	(13)	(30)
Equity in net income of affiliated companies, net of tax	1	2	8	6
Minority interest in net income, net of tax	(2)	(3)	(9)	(9)

Income from continuing operations	25	26	59	12

Cumulative effect of an accounting change, net of tax	—	—	2	—

Net income	25	26	61	12

Dividends on preferred stock, net of tax	(1)	(1)	(2)	(2)

Net income available to common shares	$24	$25	$59	$10

Weighted-average common shares outstanding:
Basic	60	60	60	60
Diluted	69	69	69	69
Income per common share:
Basic:
Continuing operations	$0.41	$0.43	$0.95	$0.18
Cumulative effect of an accounting change	—	—	0.04	—
Net income per share - basic	$0.41	$0.43	0.99	$0.18
Diluted:
Continuing operations	$0.37	$0.39	$0.85	$0.18
Cumulative effect of an accounting change	—	—	0.04	—
Net income per share - diluted	$0.37	$0.39	$0.89	$0.18

Dividends per common share	$0.16	$0.16	$0.48	$0.48

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and September 30, 2005

(In millions)

ASSETS

UNAUDITED

	June 30,	September 30,
	2006	2005
Current assets:
Cash and cash equivalents	$114	$181
Short-term marketable securities investments	1	30
Accounts and notes receivable, net of reserve for doubtful accounts of $7 and $4	541	430
Inventories:
Raw materials	144	169
Work in process	120	134
Finished goods	145	151
Other	39	39
Total inventories	448	493
Prepaid expenses and other current assets	92	66
Assets held for sale	—	5
Deferred income taxes	50	41
Total current assets	1,246	1,246

Investments:
Equity affiliates	57	63
Long-term marketable securities and cost investments	3	6
Total investments	60	69

Property, plant and equipment	2,479	2,264
Accumulated depreciation and amortization	(1,530)	(1,430)
Net property, plant and equipment	949	834

Other assets:
Goodwill	35	25
Intangible assets, net of accumulated amortization of $9 and $9	5	6
Assets held for rent	39	37
Deferred income taxes	106	108
Other assets	58	49
Total other assets	243	225

Total assets	$2,498	$2,374

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and September 30, 2005

(In millions, except for share and per share amounts)

LIABILITIES & STOCKHOLDERS’ EQUITY

UNAUDITED

	June 30,	September 30,
	2006	2005
Current liabilities:
Notes payable to banks	$44	$34
Accounts payable and accrued liabilities	369	321
Income taxes payable	44	30
Deferred income taxes	1	1
Current portion of long-term debt	39	47
Total current liabilities	497	433

Long-term debt	458	463
Deferred income taxes	13	15
Other liabilities	292	307

Commitments and contingencies (Note I)

Minority interest	64	57

Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Series B ESOP Convertible Preferred Stock 7.75% Cumulative issued: 75,336 shares; outstanding: 57,043 and 61,068 shares (aggregate Redemption value of $40 and $44)	57	61
Less cost of shares of preferred treasury stock	(38)	(38)
Common stock:
Authorized: 200,000,000 shares of $1 par value Issued and outstanding: 63,452,646 and 62,971,872 shares	63	63
Less cost of shares of common treasury stock	(5)	(5)
Additional paid-in capital	21	32
Retained earnings	1,144	1,127
Unearned compensation	—	(41)
Deferred employee benefits	(39)	(42)
Notes receivable for restricted stock	(15)	(19)
Accumulated other comprehensive loss	(14)	(39)
Total stockholders’ equity	1,174	1,099

Total liabilities and stockholders’ equity	$2,498	$2,374

The accompanying notes are an integral part of these financial statements

CABOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 2006 and 2005

(In millions)

UNAUDITED

	2006	2005
Cash Flows from Operating Activities:

Net income	$61	$12
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	92	106
Deferred tax provision	(3)	5
Cumulative effect of an accounting change	(2)	—
Equity in income of affiliated companies	(8)	(6)
Goodwill asset impairment	—	90
Other asset impairment charges	—	2
Non-cash compensation	20	21
Other non-cash charges, net	14	10
Changes in assets and liabilities (net of effect of acquisition):
Accounts and notes receivable	(67)	(51)
Inventory	55	(50)
Prepayments and other assets	(8)	8
Accounts payable and accrued liabilities	10	(27)
Income taxes payable	(28)	6
Other liabilities	(25)	(25)
Other, net	4	(7)
Cash provided by operating activities	115	94

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(144)	(114)
Cash paid for acquisition of affiliate, net of cash acquired	(19)	—
Proceeds from sales of property, plant and equipment	8	1
Increase in assets held for rent	(2)	(4)
Purchase of marketable securities investments	(20)	(94)
Proceeds from sale and maturity of marketable securities investments	57	159
Cash used in investing activities	(120)	(52)

Cash Flows from Financing Activities:

Repayments of long-term debt	(43)	(5)
Proceeds from issuance of long-term debt	33	—
Increase in notes payable	7	3
Repayments of debt related to Cabot Japan	(21)	—
Purchases of common stock	(8)	(47)
Proceeds from sales of common stock	7	3
Proceeds from cash contributions received from minority interest shareholders	2	4
Cash dividends paid to stockholders	(32)	(32)
Cash dividends paid to minority interest stockholders	(7)	(8)
Restricted stock loan repayments	2	2
Cash used in financing activities	(60)	(80)

Effect of exchange rate changes on cash	(2)	—
Decrease in cash and cash equivalents	(67)	(38)
Cash and cash equivalents at beginning of period	181	159
Cash and cash equivalents at end of period	$114	$121

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended June 30, 2006

(In millions, except shares in thousands)

UNAUDITED

	Preferred Stock, net of Treasury Stock		Common Stock, net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Deferred Employee Benefits	Notes Receivable from Restricted Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income
(Dollars in millions)
2006	Shares	Cost	Shares	Cost
Balance at September 30, 2005	44	$23	62,820	$58	$32	$1,127	$(41)	$(42)	$(19)	$(39)	$1,099
Net income						61						$61
Foreign currency translation adjustment										18		18
Unrealized gain on derivative instruments										7		7
Total comprehensive income												25
Comprehensive income											86	$86
Common dividends paid						(30)					(30)
Issuance of stock under employee
compensation plans, net of actual forfeitures			301	—	25						25
Preferred stock conversion	(4)	(4)	589	—	4						—
Purchase and retirement, common and treasury stock			(406)	—	(7)						(7)
Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit						(2)					(2)
Principal payment by Employee Stock
Ownership Plan under guaranteed loan								3			3
Reversal of unearned compensation due to
FAS 123 (R) implementation					(29)	(12)	41				—
Cumulative effect of change in accounting principle					(4)						(4)
Notes receivable for restricted stock —
repayments and forfeitures									4		4
Balance at June 30, 2006	40	$19	63,304	$58	$21	$1,144	$—	$(39)	$(15)	$(14)	$1,174

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 2006 and 2005. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

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

Cabot’s revenue recognition policies are in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which establishes criteria that must be satisfied before revenue is realized or realizable and earned. Cabot recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Cabot generally is able to ensure that products meet customer specifications prior to shipment. If the Company is unable to determine that the product has met the specified objective criteria prior to shipment, the revenue is deferred until product acceptance has occurred.

Certain customer contracts contain price protection clauses that provide for the potential reduction in past or future sales prices. Cabot analyzes these contract provisions to determine if an obligation related to these clauses exists and records revenue net of any estimated price protection commitments.

Under certain multi-year supply contracts with declining prices and minimum volumes, Cabot recognizes revenue based on the estimated average selling price over the contract lives. At June 30, 2006 and September 30, 2005, Cabot had less than a million and $1 million, respectively, of revenue deferred related to certain supply agreements representing the difference between the billed price and the estimated average selling price. The revenue deferred will be recognized as customers purchase the contracted minimum volumes through calendar 2006.

The Company offers certain of its customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction of sales at the time revenue is recognized based on historical experience. Rebates are estimated and recorded based primarily on historical experience and contractual obligations. Cabot reviews its estimates for discounts and volume rebates, and the assumptions underlying the estimates are modified to reflect changes in facts and circumstances as appropriate.

Accounts and notes receivable as of June 30, 2006 and September 30, 2005 primarily include trade accounts receivable, which arise in the normal course of business, income tax receivables of $31 million and $23 million, respectively, and the current portion of notes receivable of $10 million and $6 million, respectively.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2006

Unaudited

Trade receivables are recorded at the invoiced amount and do not bear interest. Certain receivables in one subsidiary may be settled through the receipt of bank issued non interest bearing notes. These notes totaled 64 million RMB ($8 million) and 42 million RMB ($5 million) as of June 30, 2006 and September 3, 2005, respectively, and are included in Accounts and notes receivable. Cabot periodically sells a portion of these notes receivables from customers related to one of its subsidiaries at a discount. These transactions are accounted for as sales under the provisions of FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The difference between the proceeds from the sale and the carrying value of the receivables is recognized as a loss on the sale of receivables and is included in other expense in the accompanying statements of operations.

Cabot maintains allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance for doubtful accounts when Cabot determines it is probable the receivable will not be recovered. Changes made in the allowance during both the third fiscal quarter of 2006 and 2005 were not material.

Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price in accordance with Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs.” Shipping and handling costs are included in cost of sales.

Assets Held for Sale

Cabot classifies its long-lived assets as held for sale when management commits to a plan to sell the assets, the assets are ready for immediate sale in their present condition, an active program to locate buyers has been initiated, the sale of the assets is probable and expected to be completed within one year, the assets are marketed at reasonable prices in relation to their fair values and it is unlikely that significant changes will be made to the plan to sell the assets. The Company measures long-lived assets to be disposed of by sale at the lower of the carrying amount and fair value, less cost to sell.

During the second quarter of fiscal 2006, Cabot sold the property, plant and equipment assets related to the Supermetals Business’s direct finished tantalum sputtering target business to Tosoh SMD, a division of Tosoh Corporation. These assets were recorded at their fair value and classified as assets held for sale at December 31, 2005. There was no gain or loss recognized upon completion of the sale.

Last-In First-Out (“LIFO”) Liquidation

During the third quarter of 2006, inventory quantities were reduced at the Company’s U.S. Supermetals site.  This reduction led to a liquidation of LIFO inventory quantities carried at lower costs, that were prevailing in prior years, as compared with the cost of current fiscal year purchases through June 30, 2006. This resulted in a decrease of cost of goods sold of $2 million and an increase of net income by approximately $1 million, or $0.02 per share, for the three and nine months ended June 30, 2006.

C.                                    Stock-Based Compensation

Cabot established the 2006 Long-Term Incentive Plan (the “2006 Plan”) in order to provide equity-based compensation to the Company’s key employees, advisors and consultants. The 2006 Plan was approved by Cabot’s stockholders on March 9, 2006 and replaces the 1996 Equity Incentive Plan and the 1999 Equity Incentive Plan. Although the 2006 Plan allows Cabot to issue various forms of equity, Cabot expects to use the 2006 Plan primarily to issue shares of restricted stock and stock options under its long-term incentive compensation program. The terms of awards made under this program are generally determined by the Compensation Committee of the Board of Directors. As the program has been administered since 1992, participants are granted a specific number of shares of common stock (the “Grant Number”) that the participant may then elect either (i) to purchase as shares of restricted stock at a percentage of the market price of such stock on the date of grant (which in the last six years has been 30%) or (ii) to receive as non-qualified stock options for a number of shares of common stock equal to two times the Grant Number, exercisable at 100% of the market price of such stock on the date of grant. Both the purchased restricted stock and the stock options granted under the program are subject to a three-year vesting period. Stock options granted under the program expire five years from the date of grant. Variations of the restricted stock awards are made to international employees in order to provide benefits comparable to U.S. employees. Approximately 1.0 million restricted stock awards were granted under the 2006 Plan and there are approximately 3.4 million shares available for future grants at June 30, 2006. No new awards may be granted under either the 1996 Equity Incentive Plan or the 1999 Equity Incentive Plan, but there remain outstanding certain awards previously granted under these plans.

Through fiscal year 2005, Cabot followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements. On October 1, 2005, Cabot adopted FAS No. 123(R), “Accounting for Stock-Based Compensation,” using the modified prospective method, which permits the provisions of FAS 123(R) to be applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. FAS 123(R)

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2006

Unaudited

requires companies to recognize share-based payments to employees as compensation expense on a fair value method. Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The fair value of stock options is calculated using the Black-Scholes option-pricing model and the fair value of restricted stock is based on intrinsic value. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, and as permitted under APB 25, Cabot recorded the impact of forfeitures as they occurred. In connection with the adoption of FAS 123(R), during the first quarter of fiscal year 2006, Cabot recorded a $2 million gain (after-tax) from the cumulative effect of the change from recording forfeitures as they occur to estimating forfeitures during the service period. In addition, the previously recorded unearned compensation balance of $41 million that existed as of the date of adoption and which was included as a component of stockholders’ equity, was reclassified to additional paid-in capital and retained earnings.

Stock-based Compensation

Prior to the adoption of FAS No. 123(R), Cabot included in its financial statements the stock-based compensation disclosure requirements of FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The following table illustrates the effect the fair value recognition provisions of FAS No. 123, “Accounting for Stock Based Compensation” would have had on net earnings per share for the three and nine months ended June 30, 2005.

(in millions, except for per share amounts)	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Net income, as reported	$26	$12
Add: Stock-based compensation expense included in reported net income, net of related tax effects	5	15
Deduct: Stock-based compensation using fair value method for all awards, net of related tax effects	(5)	(16)
Pro forma net income	$26	$11
Net income per common share:
Basic, pro forma	$0.43	$0.18
Basic, as reported	$0.43	$0.16
Diluted, pro forma	$0.39	$0.18
Diluted, as reported	$0.39	$0.16

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2006

Unaudited

Stock-based employee compensation expense was $4 million and $12 million after tax for the three and nine months ending June 30, 2006, respectively. The Company recognized the full impact of its stock-based employee compensation in the consolidated statements of operations for the nine months ended June 30, 2006 under FAS 123(R) and did not capitalize any such costs on the consolidated balance sheets because those that qualified for capitalization were not material. The following table presents stock-based compensation expenses included in the Company’s consolidated statement of operations:

(Dollars in millions)	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
Cost of sales	$2	$7
Selling and administrative	3	10
Research and technical	1	2
Stock-based compensation expense before tax	6	19
Income tax benefit	(2)	(7)
Net stock-based compensation expense	$4	$12

Stock Options- As of June 30, 2006, Cabot has $2 million of total unrecognized compensation cost related to non-vested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.76 years.

Restricted Stock- As of June 30, 2006, Cabot has $42 million of total unrecognized compensation cost related to non-vested restricted stock granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.81 years.

Equity Incentive Plan Activity

The following tables summarize the total stock option and restricted stock activity in the equity incentive plans for the three and nine months ended June 30, 2006:

	Three Months Ended June 30, 2006
	Stock Options				Restricted Stock
(Shares in thousands)	Total Options	Weighted Average Exercise Price	Non- Vested Options	Weighted Average Exercise Price	Restricted Shares	Weighted Average Fair Value
Outstanding at March 31, 2006	647	$29.31	431	$29.83	2,918	$30.27
Granted	93	35.23	93	35.23	966	35.23
Exercised/Vested	(32)	33.86	(157)	28.00	(831)	28.06
Cancelled/Forfeited	(6)	34.87	—	—	(31)	31.27
Outstanding at June 30, 2006	702	29.84	367	31.97	3,022	32.45
Exercisable at June 30, 2006	336	27.50

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2006

Unaudited

	Nine Months Ended June 30, 2006
	Stock Options				Restricted Stock
(Shares in thousands)	Total Options	Weighted Average Exercise Price	Non- Vested Options	Weighted Average Exercise Price	Restricted Shares	Weighted Average Fair Value
Outstanding at March 31, 2005	866	$29.42	450	$29.79	3,092	$30.29
Granted	93	35.23	93	35.23	972	35.23
Exercised/Vested	(236)	30.34	(161)	28.00	(858)	28.19
Cancelled/Forfeited	(21)	30.80	(15)	29.22	(184)	30.66
Outstanding at June 30, 2006	702	29.84	367	31.97	3,022	32.45
Exercisable at June 30, 2006	336	27.50

Stock Options

The following table summarizes information related to the outstanding and vested options on June 30, 2006:

	Options Outstanding	Vested Options
Aggregate Intrinsic Value (dollars in millions)	$2	$2
Weighted Average Remaining Contractual Term (in years)	3	1

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing price of the Company’s common stock ($34.52) on June 30, 2006, which would have been received by the option holders had all option holders exercised their options on that date.

The following table summarizes information related to the total intrinsic value of options exercised during the three and nine months ended June 30, 2006:

	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
(Dollars in millions)
Intrinsic Value	$—	$2
Cash Received	1	7
Tax Benefit	—	1

The Company settles employee stock option exercises with newly issued common shares. The total fair value of the options vested during the three and nine months ended June 30, 2006 was $6 million.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. There were approximately 93,000 options granted during the three and nine months ended June 30, 2006. The fair values of options outstanding on June 30, 2006 were calculated using the following assumptions:

	For the Years Ended September 30,
	2006	2005	2004	2003
Expected weighted-average stock price volatility	31%	42%	44%	46%
Risk free interest rate	4.9%	3.8%	3.7%	2.2%
Expected weighted-average life of options (years)	4	4	4	4
Expected annual dividends per share	$0.64	$0.64	$0.60	$0.52

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2006

Unaudited

The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the option.

D.           Acquisitions

Cabot had a 50:50 joint venture arrangement with Showa Denko K.K. in an entity called Showa Cabot K.K. (“SCK”). On November 8, 2005, Cabot purchased Showa Denko K.K.’s 50% joint venture interest in SCK for $19 million and renamed the entity Cabot Japan K.K (“Cabot Japan”). In addition, as part of the acquisition, Cabot assumed approximately $26 million of SCK’s debt obligations and approximately $10 million of unfunded pension liabilities.

Prior to the acquisition, Cabot’s investment in SCK was accounted for as an equity method investment. Included in Cabot’s consolidated results for the period ended June 30, 2006 are 50% of the operating results of SCK from October 1, 2005 through November 7, 2005 and 100% of the operating results of Cabot Japan from November 8, 2005 through June 30, 2006.

The fair value of the assets acquired and liabilities and debt assumed represents the 50% of SCK that Cabot purchased. A preliminary allocation of the purchase price is as follows:

(Dollars in millions)
Cash paid	$19

Accounts receivable	$20
Inventories	3
Deferred income taxes	7
Investments in marketable securities	1
Property, plant and equipment	26
Total assets acquired	$57

Accounts payable and accrued expenses	27
Notes payable	12
Pension obligation	10
Total liabilities assumed	$49
Net assets acquired	$8
Excess purchase price	$11

At June 30, 2006, the excess purchase price related to the acquisition of SCK has been included as a component of goodwill in the accompanying consolidated balance sheets. The allocation of the purchase price is based on preliminary estimates of the fair value of the net assets acquired, and is subject to revision. The allocation is not yet finalized as management is still in the process of performing the valuation of tangible and intangible assets and pension obligations with the assistance of independent valuation specialists. The allocation will be finalized during the fourth quarter of fiscal 2006.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2006
Unaudited

The following unaudited pro forma financial information reflects the consolidated results of operations of Cabot for the three and nine months ended June 30, 2006 and 2005 as though the acquisition of SCK had occurred on the first day of the respective period. The pro forma operating results are presented for comparative purposes only and do not purport to present Cabot’s actual operating results for these periods or results that may occur in the future:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
(In millions, except per share amounts)

Total revenues	$666	$579	$1,893	$1,667

Net income	$25	$26	$61	$14

Net income per share:
Basic	$0.41	$0.43	$0.99	$0.23
Diluted	$0.37	$0.39	$0.89	$0.20

E.            Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the nine months ended June 30, 2006 are as follows:

(Dollars in millions)	Carbon Black Business	Metal Oxides Business	Total
Balance at September 30, 2005	$15	$10	$25
Increase for Acquisition of SCK	11	—	11
Foreign exchange translation adjustment	(1)	—	(1)
Balance at June 30, 2006	$25	$10	$35

As required by FAS No. 142, “Goodwill and Other Intangibles,” impairment tests are performed at least annually. The Company performs its annual impairment assessment for goodwill during the third quarter of each fiscal year. During the third quarter of fiscal 2006, Cabot performed its annual FAS No. 142 impairment test and determined that there was no impairment.

Cabot does not have any indefinite-lived intangible assets. At June 30, 2006 and September 30, 2005, Cabot had $5 million of finite-lived intangible assets. Intangible assets are amortized over their estimated useful lives, which range from two to fifteen years, with a weighted average amortization period of ten years.

In May 2006, Cabot entered into a cross license agreement with Aspen Aerogel, Inc. where each party granted certain patent rights to the other.  In consideration for use of the patents granted by Cabot, the agreement calls for Cabot to receive $8 million of cash in ten equal semi-annual payments beginning in September 2006 and the right to receive equity in Aspen. No amounts were recorded in the third quarter for either the cash or equity, because of the contingent nature of the arrangements.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2006
Unaudited

F.            Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following components for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006		2005		2006		2005
	Pension Benefits				Postretirement Benefits
(Dollars in millions)	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$2	$1	$2	$2	$—	$—	$1	$—
Interest cost	2	3	2	3	1	1	1	1
Expected gain on plan assets	(3)	(2)	(3)	(2)	—	—	—	—
Recognized loss	—	1	—	1	1	—	1	—
Amortization of prior service cost	—	—	—	—	(1)	—	(1)	—
Net periodic benefit cost	$1	$3	$1	$4	$1	$1	$2	$1

Net periodic defined benefit pension and other postretirement benefit costs include the following components for the nine months ended June 30, 2006 and 2005:

	Nine Months Ended June 30,
	2006		2005		2006		2005
	Pension Benefits				Postretirement Benefits
(Dollars in millions)	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$5	$4	$4	$5	$2	$—	$2	$—
Interest cost	5	8	5	9	4	1	4	1
Expected gain on plan assets	(8)	(7)	(8)	(8)	—	—	—	—
Recognized loss	—	3	—	3	2	—	2	—
Amortization of prior service cost	—	—	—	—	(1)	—	(2)	—
Net periodic benefit cost	$2	$8	$1	$9	$7	$1	$6	$1

In connection with the Altona plant closure and subsequent windup of the related employee benefit plans, during the first quarter of 2006 the Company recognized $1 million of previously unrecognized actuarial gains. This has been included as a component of the Altona restructuring charges.

G.           Restructuring

Altona Restructuring

In October 2004, Cabot initiated a plan to shut down its Altona, Australia carbon black manufacturing facility due to an indication by Cabot’s raw materials supplier that it would cease supply in September 2005, as well as the decline of the carbon black business in Australia. Production at this facility ceased on October 3, 2005. As of June 30, 2006, Cabot expects the shutdown plan to result in a total pre-tax charge to earnings of approximately $26 million, which is expected to be partly offset by gains on the sale of the land on which the facility is located. These gains are estimated to be between approximately $7 million and $10 million (net of transaction costs). The $26 million of estimated charges includes approximately $7 million for severance and employee benefits, $6 million for accelerated depreciation of the facility assets, $3 million for the demolition of the facility, $2 million for asset retirement obligations related to site remediation and restoration and $8 million for the realization of foreign currency translation adjustments. All charges associated with this restructuring initiative are related to the Carbon Black Business. Cabot has recorded $18 million of these charges in the consolidated statements of operations since October 2004 and has $4 million of reserves recorded as of June 30, 2006. It is anticipated that the remaining $4 million of reserves will be paid over the next three months in connection with the closure, demolition, remediation and restoration of the property. Additionally, the $8 million non-cash charge for the foreign currency translation adjustment will be realized upon substantial liquidation of the entity, which is expected to occur upon settlement of the entity’s liabilities, anticipated in the fourth quarter of 2006.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2006
Unaudited

Details of the Altona restructuring activity and changes in the reserve during the three months ended June 30, 2006 are as follows:

(Dollars in millions)	Severance and Employee Benefits	Asset Retirement Obligation	Total
Reserve at March 31, 2006	$2	$2	$4
Charges for the three months ended June 30, 2006	1	—	1
Cash Paid	(1)	—	(1)
Reserve at June 30, 2006	$2	$2	$4

Details of the Altona restructuring activity and changes in the reserve during the nine month period ended June 30, 2006 are as follows:

(Dollars in millions)	Severance and Employee Benefits	Asset Retirement Obligation	Total
Reserve at September 30, 2005	$4	$2	$6
Charges for the nine months ended June 30, 2006	2	2	4
Costs charged against assets	1	—	1
Cash Paid	(5)	(2)	(7)
Reserve at June 30, 2006	$2	$2	$4

The charges related to the Altona restructuring for the nine month period ended June 30, 2006 are exclusive of $1 million of gains on the sale of fixed assets.

European and Zierbena Restructuring

As of June 30, 2006, the Company had less than a million dollars of restructuring reserves for severance and employee benefits related to the Company’s fiscal 2003 European restructuring plan and closure of its carbon black manufacturing facility in Zierbena, Spain and less than a million dollars of asset retirement obligations related to site remediation and restoration of the Zierbena facility. During the third quarter of fiscal 2006, nominal payments were made related to these restructurings. Cabot expects the remaining accruals to be paid out over the next three months in connection with the completion of the site remediation and restoration.

As of June 30, 2006, the reserve balances for the Altona, European and Zierbena restructurings are included in accrued expenses in the consolidated balance sheets.

Restructuring costs were recorded in the consolidated statements of operations for the three and nine months ended June 30, 2006 and 2005 as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in millions)	2006	2005	2006	2005
Net sales and other operating revenue	$—	$—	$1	$—
Cost of sales	(1)	(4)	(3)	(11)
Selling and administrative expense	—	—	(2)	(1)
Total	$(1)	$(4)	$(4)	$(12)

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2006
Unaudited

H.           Financing

China Renminibi Debt

Prior to the third quarter of fiscal 2006, majority owned joint ventures operating in China had unsecured debt facilities with numerous banks in China for borrowings of up to 953 million RMB ($119 million) of which there were outstanding borrowings of 389 million RMB ($49 million).  During the third quarter of fiscal 2006, Cabot entered into new facilities that allow for total borrowings in China Renmibini (RMB) of 75 million RMB ($9 million) with fixed rates of interest based on the prevailing Peoples Bank of China rate. During the third quarter of fiscal 2006, 128 million RMB ($16 million) was drawn down from these and other existing debt facilities in China and 32 million RMB ($4 million) was repaid. The debt bears interest at rates ranging from 5.0% to 5.6% and have maturities ranging from 2006 to 2011. The financing has been used to fund capital expenditures at the Tianjin (Carbon Black) and Bluestar (Metal Oxides) joint ventures and overall working capital needs.

Additionally, during the third quarter of 2006, the Company issued notes from these facilities to satisfy certain vendor payments. These amounted to 30 million RMB ($4 million) and are included in the Notes payable to banks in the Company’s consolidated balance sheet and reduce the availability under the facilities described above. As of June 30, 2006, 481 million RMB ($60 million) remains available for future drawdowns under these facilities.

India Rupee Revolving Credit Facility

During the third quarter of fiscal 2006, a Cabot subsidiary in India entered into new unsecured revolving credit facilities in India Rupee (INR) with available borrowings of 420 million INR ($9 million).  During the third quarter of 2006, 350 million INR ($8 million) was drawn down from these facilities.  The instruments bear interest of 8% and mature one month from issuance.  The financing will be used for general working capital needs.

I.             Commitments and Contingencies

Reserves

As of June 30, 2006 and September 30, 2005, Cabot had approximately $15 million and $17 million, respectively, reserved for environmental matters primarily related to divested businesses. This reserve represents Cabot’s best estimate of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. At June 30, 2006, $5 million of the $15 million reserve for environmental matters is recognized on a discounted basis and is being accreted up to the undiscounted liability through interest expense over the expected cash flow period. Interest expense is not material.

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. As more fully described in the fiscal 2005 Form 10-K, the Company’s respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of June 30, 2006, there were approximately 76,000 claimants in pending cases asserting claims against AO in connection with respiratory products. The reserve recorded is expected to cover Cabot’s share of liability for existing and future respirator liability claims. The book value of the reserve, which is recorded on a discounted basis, is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, and, at June 30, 2006, is approximately $18 million (or $31 million on an undiscounted basis).

Cabot is a party to various other lawsuits and subject to other claims and contingent liabilities arising in the ordinary course of its business. Although final disposition of some or all of these suits and claims may impact Cabot’s financial statements in a particular period, the Company does not expect the disposition of these suits and claims, individually and in the aggregate, to have a material adverse effect on Cabot’s financial position.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2006
Unaudited

Purchase Commitments

Cabot has entered into long-term purchase agreements for various key raw materials in the Carbon Black, Metal Oxides and Supermetals Businesses. The table below includes all of the Company’s annual long-term purchase commitments.

(Dollars in millions)
2006	$173
2007	182
2008	166
2009	112
2010	87
Thereafter	721
Total future purchase commitments	$1,441

During February 2006, Cabot made a lump sum payment of $27 million to the Sons of Gwalia to terminate an existing supply agreement and other related agreements, and entered into a new tantalum ore supply agreement which is denominated in Australian dollars.

To mitigate the foreign currency exposure associated with the future settlement of the Australian dollar denominated payables under the new tantalum ore supply agreement, during April 2006 Cabot entered into option contracts with a total notional amount of 136 million Australian dollars ($97 million). These contracts provide Cabot with the right, but not the obligation, to purchase Australian dollars at agreed strike prices through January 2009. Certain of these option contracts have been designated as foreign currency cash flow hedges under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. Thus, the effective portion of gains and losses for those options are deferred as a component of accumulated other comprehensive income and recognized in cost of goods sold when the hedged item affects cost of goods sold. The changes in fair value of the options contracts that have not been designated as a hedge under FAS No. 133 are marked to market through earnings.

In connection with the contracts designated as hedges, Cabot recorded less than a million of expense in earnings during the quarter ended June 30, 2006 related to the ineffective portion. For those options not designated as hedges, the Company recorded less than a million of income in earnings during the third quarter of fiscal 2006. The hedges had an initial value in April (upon entering into the contracts) of $1.7 million, which has increased to $2.4 million as of June 30, 2006. For the third quarter, the expense related to the hedges totaled less than a million. At June 30, 2006, the Company expects to reclassify less than a million of gains on derivative instruments from accumulated other comprehensive income over the next twelve months.

Guarantee Agreements

Cabot has provided certain indemnities pursuant to which it may be required to make payments to an indemnified party in connection with certain transactions and agreements. In connection with certain acquisitions and divestitures, Cabot has provided routine indemnities with respect to such matters as environmental, tax, insurance, product and employee liabilities. In connection with various other agreements, including service and supply agreements, Cabot may provide routine indemnities for certain contingencies and routine warranties. Cabot is unable to estimate the maximum potential liability for these types of indemnities as a maximum obligation is not explicitly stated in most cases and the amounts, if any, are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be reasonably estimated. The duration of the indemnities varies and in many cases is indefinite. Cabot has not recorded any liability for these indemnities in the consolidated financial statements, except as otherwise disclosed above under “Reserves.”

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2006
Unaudited

J.           Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated for the three and nine months ended June 30, 2006 and 2005 as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in millions, except per share amounts)	2006	2005	2006	2005
Basic EPS:
Income available to common shares (numerator)	$24	$25	$59	$10

Weighted average common shares outstanding	63	63	63	63
Less: restricted stock shares (1)	(3)	(3)	(3)	(3)
Adjusted weighted average common shares (denominator)	60	60	60	60
Basic EPS	$0.41	$0.43	$0.99	$0.18

Diluted EPS:
Income available to common shares	$24	$25	$59	$10
Dividends on preferred stock (2)	1	1	2	2
Income available to common shares plus assumed conversions (numerator)	$25	$26	$61	$12

Adjusted weighted average common shares outstanding	60	60	60	60
Effect of dilutive securities
Assumed conversion of preferred stock	6	7	6	7
Common shares issuable (3)	3	2	3	2
Adjusted weighted average shares (denominator)	69	69	69	69
Diluted EPS	$0.37	$0.39	$0.89	$0.18

(1)                Represents outstanding restricted stock issued under Cabot’s Equity Incentive Plans.

(2)                Represents dividends paid on preferred stock, which would not be paid on common stock issued upon conversion of preferred stock.

(3)                Represents the effects of outstanding stock options and restricted stock. For both the three and nine month periods ending June 30, 2006, options to purchase 0.1 million shares of common stock were not included in the calculation of diluted earnings per share because those options’ exercise prices were greater than the average market price of Cabot common stock. For the three- and nine-month periods ending June 30, 2005, options to purchase 0.3 million and 0.1 million shares of common stock, respectively, were not included in the calculation of diluted earnings per share because those options’ exercise prices were greater than the average market price of Cabot common stock.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2006
Unaudited

K.         Financial Information by Segment

During the last quarter of fiscal 2005, management changed its segment reporting structure to better reflect the way the Company manages and thinks about its businesses. Under the new reporting structure, Cabot is organized into four reportable segments: the Carbon Black Business, the Metal Oxides Business, the Supermetals Business, and the Specialty Fluids Business. Prior year segment information, which included the disclosure of reportable segments, has been restated to reflect this change. The following table provides financial information by segment for the three and nine months ended June 30, 2006 and 2005:

(Dollars in millions)	Carbon Black(1)	Metal Oxides	Supermetals(2)	Specialty Fluids	Segment Total	Unallocated and Other(3)	Consolidated Total
Three months ended June 30, 2006
Net sales and other operating revenues(4)	$514	$66	$66	$12	$658	$8	$666
Income (loss) before taxes (5)	$23	$6	$9	$5	$43	$(9)	$34

Three months ended June 30, 2005
Net sales and other operating revenues(4)	$387	$57	$93	$11	$548	$(3)	$545
Income (loss) before taxes (5)	$26	$4	$13	$5	$48	$(12)	$36

Nine months ended June 30, 2006
Net sales and other operating revenues(4)	$1,409	$185	$226	$33	$1,853	$27	$1,880
Income (loss) before taxes (5)	$70	$13	$32	$13	$128	$(55)	$73

Nine months ended June 30, 2005
Net sales and other operating revenues(4)	$1,101	$175	$256	$26	$1,558	$9	$1,567
Income (loss) before taxes (5)	$97	$15	$45	$11	$168	$(123)	$45

(1)                The assets of the Carbon Black Business for fiscal 2006 include 100% of the assets of Showa Cabot K.K. (acquired in October 2005), which have increased the assets of the Carbon Black Business from $1,287 million at September 30, 2005 to $1,578 million at June 30, 2006. Segment assets exclude cash, short-term investments, investments other than equity basis, income taxes receivable and deferred taxes, which are not allocated to the businesses.

(2)        Income before taxes related to the Supermetals Business is exclusive of goodwill impairment charges of $90 million recorded in the second quarter of fiscal 2005 and the $27 million Sons of Gwalia settlement payment recorded in the second quarter of fiscal 2006, as well as other certain items, which are included in Unallocated and Other charges.

(3)                Unallocated and Other includes certain items and elimination amounts that are not allocated to the operating segments.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2006
Unaudited

(4)                Revenues from external customers for the Carbon Black Business includes 100% of sales from one equity affiliate at market-based prices. Unallocated and Other reflects an adjustment for the equity affiliate sales and includes royalties paid by equity affiliates offset by external shipping and handling fees:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in millions)	2006	2005	2006	2005
Equity affiliate sales	$(11)	$(9)	$(28)	$(27)
Royalties paid by equity affiliates	2	2	7	6
Shipping and handling fees and other	17	4	48	30
Total	$8	$(3)	$27	$9

(5)                Profit or loss from continuing operations before taxes for Unallocated and Other includes:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in millions)	2006	2005	2006	2005
Interest expense	$(6)	$(8)	$(19)	$(24)
Certain items(a)	(1)	(2)	(34)	(95)
Equity in net income of affiliated companies	(1)	(2)	(8)	(6)
Foreign currency transaction gains (losses) (b)	(1)	—	(1)	2
Other unallocated income (c)	—	—	7	—
Total	$(9)	$(12)	$(55)	$(123)

(a)                 Certain items for the third quarter of fiscal 2006 include restructuring charges of $1 million and cost reduction initiatives of $1 million as discussed in Note G. Certain items for the first nine months of fiscal 2006 include $4 million of restructuring charges, $27 million related to the Sons of Gwalia settlement payment and $4 million of cost reduction initiatives in the Supermetals Business. Certain items for the third quarter of fiscal 2005 included $4 million of restructuring charges. Certain items for the first nine months of fiscal 2005 included $12 million of restructuring charges and $90 million of goodwill impairment charges.

(b)        Net of other foreign currency risk management activity.

(c)         Other unallocated income includes investment income and other items that are not included segment PBT.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2006
Unaudited

The Carbon Black Business is primarily comprised of the rubber blacks, performance products and inkjet colorants product lines as well as the business development activities of Superior MicroPowders. The revenues from each of these product lines are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in millions)	2006	2005	2006	2005
Rubber blacks	$367	$252	$1,011	$712
Performance products	134	123	360	356
Inkjet colorants	12	10	35	28
Superior MicroPowders	1	2	3	5
Total Carbon Black Sales	$514	$387	$1,409	$1,101

The Metal Oxides Business is primarily comprised of the fumed metal oxides (including fumed silica, fumed alumina and dispersions thereof) and aerogel product lines. The revenues from each of these product lines are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in millions)	2006	2005	2006	2005
Fumed metal oxides	$65	$57	$184	$175
Aerogel	1	—	1	—
Total Metal Oxides Sales	$66	$57	$185	$175

L.           Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether or not to file a return in a particular jurisdiction. Under this new guidance, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. This guidance also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of unrecognized tax benefits. FIN 48 is effective for annual periods beginning after December 15, 2006, which will be fiscal 2008 for Cabot. Cabot is in the process of evaluating the impact of adoption of FIN 48 on its consolidated financial statements.

In September 2005, the FASB issued Emerging Issues Task Force Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). EITF 04-13 concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”), when the transactions are entered into in contemplation of one another. Furthermore, when two transactions are considered a single arrangement, the assets exchanged should be accounted for at fair value. EITF 04-13 is effective for transactions completed in reporting periods beginning after March 15, 2006. The adoption of EITF 04-13 did not impact the Company’s consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies certain terminology contained in FAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 will require the Company to accrue a liability when the timing and/or settlement amounts of our conditional asset retirement obligations can be reasonably estimated. FIN 47 will result in (i) more consistent recognition of liabilities relating to asset retirement obligations, (ii) disclosure of more information about expected future cash outflows associated with those obligations and (iii) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 is effective for the Company no later than the fourth quarter of fiscal 2006. The Company continues to evaluate the impact of this accounting pronouncement and has identified conditional asset retirement obligations related to the estimated retirement of certain assets or manufacturing facilities, which could have a material impact to the consolidated financial statements.  A preliminary evaluation indicates that Cabot will record a pre-tax charge of an amount not to exceed $10 million to reflect the cumulative effect of an accounting change associated with the adoption of FIN 47.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2006
Unaudited

In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. Among other things, the AJCA allowed U.S. companies a one-time election to repatriate certain earnings from their foreign subsidiaries in 2006 at an effective tax rate of 5.25%. The Company does not believe that there is a material benefit available given Cabot’s particular circumstances and the various requirements under the law.

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

We offer sales discounts and volume rebates to certain customers as sales incentives. The discounts and volume rebates are recorded as a reduction of sales at the time revenue is recognized based on historical experience. Rebates are estimated and recorded based primarily on historical experience and contractual obligations. We estimate for discounts and volume rebates quarterly and the assumptions underlying the estimates are modified to reflect changes in fact and circumstances as appropriate. If sales are significantly different from our historical experience, our estimates of sales discounts and volume rebates would be affected.

Inventory Valuation

The cost of most raw materials and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories the value of those inventories would have been $74 million higher as of June 30, 2006. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.

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

Stock-based Compensation

On October 1, 2005, we adopted FAS No. 123 (R), “Accounting for Stock-Based Compensation,” using the modified prospective method, which results in the provisions of FAS 123(R) being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated and, therefore, the financial results for 2006 are not necessarily comparable to the same period in the prior year. FAS 123(R) requires companies to recognize share-based awards granted to employees as compensation expense on a fair value method. Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. We use the Black-Scholes option-pricing model to calculate the fair value of stock options. The fair value of restricted stock is based on intrinsic value. In determining the fair value of share-based awards at the grant date we make judgments with respect to dividends expected to be paid on shares and the number of share-based awards that may be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Pensions and Other Postretirement Benefits

We maintain both defined benefit and defined contribution plans for our employees. In addition, we provide certain health care and life insurance benefits for retired employees. Plan obligations and annual expense calculations of the defined benefit plans are based on a number of key assumptions. The assumptions, which are specific for each of our U.S. and foreign plans, are related to general economic conditions, including interest rates, expected return on plan assets, and the rate of compensation increases for employees. Projected health care benefits reflect our assumptions about health care cost trends. The cost of providing plan benefits also depends on participant demographic assumptions, including retirements, mortality, employee turnover and plan participation levels. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease. Actual results that differ from the assumptions are generally accumulated and amortized over future periods and, therefore, affect the recognized expense and recorded obligation in such future periods.

Litigation and Contingencies

Cabot is involved in litigation in the ordinary course of business, including personal injury and environmental litigation. We accrue a liability for litigation when it is probable that a liability has been incurred and the amount can be reasonably estimated and we disclose but do not accrue for material proceedings that are reasonably possible of occurrence. The estimated reserves are recorded based on our best estimate of the liability associated with such matters or the low end of the estimated range of liability if we are unable to identify a better estimate within that range. Our best estimate is determined through the evaluation of various information, including claims, settlement offers, demands by government agencies, estimates performed by independent third parties, identification of other responsible parties and an assessment of their ability to contribute, and our prior experience. Litigation is highly uncertain and there is always the possibility of an unusual result in any particular case that may have an adverse effect on the results of operations.

The most significant reserves that we have established are for environmental remediation and respirator litigation claims. As of June 30, 2006, we had $15 million reserved for various environmental matters primarily related to divested businesses. The amount accrued reflects our assumptions about remediation requirements at the contaminated sites, the nature of the remedies, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites and the number and financial viability of other potentially responsible parties. A portion of the reserve for environmental matters is recognized on a discounted basis, which requires the use of an estimated discount rate and estimates of future cash flows associated with the liability. These liabilities can be affected by the availability of new information, changes in the assumptions on which the accruals are based, unanticipated government enforcement actions or changes in applicable government laws and regulations, which could result in higher or lower costs.

As of June 30, 2006, we also had $18 million accrued for respirator liability claims. Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of outstanding and future claims, (ii) significant changes in the average cost of resolving claims, (iii) significant changes in the legal costs of defending these claims, (iv) changes in the nature of claims received, (v) changes in the law and procedure applicable to these claims, (vi) the financial viability of other parties who contribute to the settlement of respirator claims, and (vii) a determination that our interpretation of the contractual obligations on which we have estimated our share of liability is inaccurate. While we believe the current best estimate is recorded, we cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

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

We have filed our tax returns in accordance with our interpretations of each jurisdiction’s tax laws and have established reserves for potential differences in interpretation of those laws. In the event that actual results are significantly different from these estimates, our provision for income taxes could be significantly impacted. A 1% change in the effective tax rate would change income tax expense for the nine month period ended June 30, 2006 by approximately $1 million.

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

The discussion of our results includes information on diluted earnings per share, segment and product line sales, inventory change and segment operating profit before taxes (“PBT”). We use segment PBT to measure our consolidated operating results and assess segment performance. This discussion has been prepared on a basis consistent with segment reporting as outlined in Note K of the Consolidated Financial Statements.

We use inventory change to measure the impact of changes in fixed and variable costs associated with increasing or decreasing production, relative to such increases or decreases in the comparative period. The fixed and variable costs associated with inventory change are not included in the presentation of other fixed and variable costs in the period in our discussions of the changes to segment profit and cost variances.

Overview

All of our businesses had strong volume performance during the third quarter, although cost issues impacted our overall financial performance. The carbon black product lines faced three important cost issues during the quarter:  i) higher utility costs as a result of higher energy costs;  ii) higher per unit fixed costs of production as we produced less and reduced inventory;  and iii) higher maintenance costs than expected at Cabot Japan.

In the Supermetals Business, as anticipated, the transition to market-based pricing and higher ore costs reduced profitability.  The business, however, has benefited from our previous cost reduction initiatives and continues to reduce inventory.

During the quarter our new plants in China for rubber blacks and fumed metal oxides began production and we are completing the process of customer qualification of the materials.  Our new inkjet colorants capacity at our existing plant in Massachusetts successfully came on line during the quarter and customer qualification is currently underway.

We increased cash generation during the third quarter, thus improving our working capital position, principally through a reduction in inventory in the Carbon Black and Supermetals Businesses.

Third Quarter and First Nine Months Fiscal Year 2006 versus Third Quarter and First Nine Months Fiscal Year 2005 — Consolidated

Net Sales and Gross Profit

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in millions)	2006	2005	2006	2005
Net Sales	$666	$545	$1,880	$1,567
Gross Profit	$115	$118	$306	$365

The increase in net sales for the third quarter and first nine months of fiscal 2006 when compared to the same periods of fiscal 2005 was primarily due to increased volumes ($5 million and $31 million, respectively), higher prices, principally in rubber blacks and performance products ($82 million and $213 million, respectively), and the consolidation of Cabot Japan (which was previously a 50% owned equity affiliate) into our results ($33 million and $83 million, respectively) partially offset by lower prices in the Supermetals Business ($17 million and $30 million, respectively).

Currency translation had a positive impact on sales for the third quarter of fiscal 2006 when compared with the third quarter of fiscal 2005 ($3 million) but a negative impact for the first nine months of fiscal 2006 when compared to the same period of fiscal 2005 ($15 million).

Gross profit margin was 17% in the third quarter of fiscal 2006 compared to 22% in the same quarter of fiscal 2005. For the first nine months of fiscal 2006 gross profit margin was 16% compared to 23% for the same period a year ago. The decrease in the gross profit in the third quarter and first nine months of fiscal 2006 compared with fiscal 2005 is a result of higher raw material costs for rubber blacks, performance products and Supermetals and higher energy costs. Additionally, a $27 million payment made to the Sons of Gwalia related to the termination of an existing tantalum ore supply agreement during the second quarter of fiscal 2006 negatively impacted gross profit for the first nine months of fiscal 2006 compared to the same period of fiscal 2005.

Selling and Administrative Expense

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in millions)	2006	2005	2006	2005
Selling and Administrative Expense	$59	$63	$176	$173

The decrease in selling and administrative expense for the third quarter of fiscal 2006 when compared to the same period of fiscal 2005 was primarily the result of lower costs related to compliance with Sarbanes-Oxley and a reduction in administrative costs in the Supermetals Business resulting from our previous cost reduction efforts, partially offset by costs associated with our business process excellence (“BPE”) initiative aimed at standardizing transactional processes and administering appropriate functional activities through a shared service model.

For the first nine months of fiscal 2006, the increase in selling and adminstrative expense was due to costs associated with our BPE initiative and the recording of a bad debt reserve ($2 million) related to a Carbon Black Business customer who filed for bankruptcy protection in the first quarter of fiscal 2006, partially offset by lower administrative costs in the Supermetals Business resulting from our previous cost reduction efforts.

Research and Technical Expense

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in millions)	2006	2005	2006	2005
Research and Technical Expense	$14	$14	$41	$43

Research and technical expense for the third quarter of fiscal 2006 was flat compared to the third quarter of fiscal 2005. For the first nine months of fiscal year 2006, the decrease in research and technical expense compared to the same period last year was mainly the result of reduced costs in the Supermetals Business.

Interest and Dividend Income

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in millions)	2006	2005	2006	2005
Interest and Dividend Income	$—	$2	$3	$5

Interest and dividend income was lower for both the third quarter and first nine months of fiscal 2006 when compared to the same periods last year due to lower cash available for interest earning investments and the liquidation of marketable securities in the first quarter of fiscal 2006.

Interest Expense

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in millions)	2006	2005	2006	2005
Interest Expense	$6	$8	$19	$24

Interest expense for the third quarter of fiscal year 2006 decreased by $2 million compared to the third quarter of fiscal 2005 and decreased by $5 million in the first nine months of fiscal 2006 when compared to the first nine months of fiscal 2005. These decreases were due to the capitalization of interest related to the construction of our new facilities in China and the expansion of our existing facility in Brazil.

Other Income (Expense)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in millions)	2006	2005	2006	2005
Income (Expense)	$(2)	$1	$—	$5

The change in the other income (expense) balance in the third quarter of fiscal year 2006 compared to the third quarter of fiscal 2005 is primarily due to changes in foreign currency. For the first nine months of fiscal year 2006 the change in other income (expense) was due to changes in foreign currency and receipt of insurance proceeds when compared to the same period a year ago.

Effective Tax Rate

Income tax expense in the third quarter of fiscal 2006 was $8 million, as compared to $9 million for the third quarter of fiscal 2005. The Company’s effective tax rate from net income was 22% for the third quarter of fiscal 2006 as compared to 25% for the third quarter of fiscal 2005. The tax rate for the third quarter of 2006 was significantly impacted by the Company’s designation of earnings of a non-U.S. subsidiary as permanently reinvested, which reduced tax expense by $3 million during the quarter. This benefit was partially offset by the impact on the quarter of an increase in tax expense of approximately $2 million from the legislative phase-out of the extraterritorial income exclusion, the suspension of the research and experimental tax credit, and the mix of earnings generated in unfavorable tax jurisdictions.

Income tax expense for the first nine months of fiscal year 2006 was $13 million as compared to $30 million in the first nine months of fiscal year 2005. The decrease is mainly due to the higher tax rate in 2005 related to the nondeductibility of the $90 million write-off of goodwill related to the Supermetals Business.

We are in the final stages of a settlement with the Internal Revenue Service on an audit for tax years 2000-2002. While the IRS adjustments with respect to the years under examination are still uncertain, the resolution of these issues could provide net tax benefits of between $5 million and $7 million in continuing operations and between $2 million and $3 million in discontinued operations. These tax benefits will be recorded upon the final settlement of the audit, which is expected in the fourth quarter of fiscal 2006. The net cash outflow associated with the settlement is expected to be approximately $12 million.

In addition, we are under audit in a number of jurisdictions outside of the US. It is possible that some of these audits will be resolved in fiscal 2006 which may impact our effective tax rate in the periods during which these settlements occur. We expect our effective tax rate for continuing operations for fiscal 2006 to be between 21% and 24% exclusive of the impact of the fiscal year 2000-2002 settlement described above and any further audit settlements.

Equity in Net Income of Affiliates

Our share of earnings from equity affiliates was $1 million and $2 million in the third quarters of fiscal years 2006 and 2005, respectively. The decrease of $1 million in the third quarter of fiscal year 2006 as compared to the same period in fiscal year 2005 was due to the results of Cabot Japan now being consolidated as a wholly owned entity. Our share of earnings from equity affiliates was $8 million and $6 million for the first nine months of fiscal years 2006 and 2005, respectively. The increase of $2 million in the first nine months of fiscal year 2006 compared to the same period last year was driven by improved operation results in our affiliates in Mexico, Venezuela, and Cabot Japan.

Net Income

We reported net income for the third quarter of fiscal 2006 of $25 million ($0.37 per diluted common share) compared to $26 million ($0.39 per diluted common share) from the third quarter of fiscal 2005. Results for the third quarter of fiscal 2006 include $2 million of charges ($0.02 per diluted common share) for certain items. The third quarter of 2005 results contained $4 million of charges ($0.04 per diluted common share) from certain items. For the first nine months of fiscal 2006 we reported net income of $61 million ($0.89 per diluted common share) compared to $12 million ( $0.18 per diluted common share) for the first nine months of fiscal 2005. Results for the first nine months of fiscal 2006 include $31 million of charges ($0.29 per diluted common share) from certain items. The first nine months of 2005 results contained $102 million of charges ($1.42 per diluted common share) from certain items.

Details of the certain items for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 and the first nine months of fiscal 2006 and fiscal 2005 are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in millions, pre-tax)	2006	2005	2006	2005
Net income	$25	$26	$61	$12

Certain items
Restructuring initiatives	(1)	(4)	(4)	(12)
Cost reduction initiatives	(1)	—	(4)	—
Sons of Gwalia settlement payment	—	—	(27)	—
Goodwill impairment	—	—	—	(90)
Subtotal of certain items	(2)	(4)	(35)	(102)
Cumulative effect of an accounting change	—	—	4
Total certain items and cumulative effect of an accounting change, pre-tax	(2)	(4)	(31)	(102)
Tax impact of certain items and cumulative effect of an accounting change	—	1	10	6
Total certain items and cumulative effects of an accounting change after tax	$(2)	$(3)	$(21)	$(96)

The pre-tax effect of the certain items described in the preceding table is recorded in the consolidated statements of income as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in millions, pre-tax)	2006	2005	2006	2005

Statement of operations line item:
Net sales and other operating revenues	—	—	1	—
Cost of sales	(1)	(4)	(31)	(11)
Selling and administrative expenses	(1)	—	(5)	(1)
Goodwill asset impairment	—	—	—	(90)
Total certain items, pre-tax	$(2)	$(4)	$(35)	$(102)

Third Quarter and First Nine Months Fiscal Year 2006 versus Third Quarter and First Nine Months Fiscal Year 2005 — By Business Segment

	Three Months Ended June 30		Nine Months Ended June 30,
(Dollars in millions)	2006	2005	2006	2005
Income from continuing operations before income taxes	$34	$36	$73	$45
Certain and other unallocated items	(9)	(12)	(55)	(123)
Total segment PBT	43	48	128	168

Income from continuing operations is reported before taxes. The details of certain and other unallocated items are described in Note K of our consolidated financial statements. These items are not included in total segment PBT.

The impact of the following key factors on total segment PBT for the third quarter and first nine months ended June 30, 2006 when compared to the third quarter and first nine months ended June 30, 2005 was as follows:

Impact on PBT (Dollars in millions)	Third Quarter 2006 vs. Third Quarter 2005	First Nine Months 2006 vs. First Nine Months 2005

Volumes	$1	$23
Raw Materials in Excess of Prices	(23)	(80)
Fixed Costs	11	18
Inventory Change	(1)	(14)
Selling, Technical and Administrative	4	2
Cabot Japan	3	10

The decrease in total segment PBT for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 relates principally to i) lower volumes and prices in the Supermetals Business as we transition from fixed price, fixed volume contracts to market-based arrangements;  ii) higher per unit fixed costs of production resulting from lower production levels as we reduced inventory in Carbon Black and Supermetals;  iii) higher fixed costs due to increased utility costs with rising energy prices; iv) higher ore costs in the Supermetals Business; and v) higher overhead costs.

These factors were partially offset by the impact of consolidating the results of Cabot Japan and lower fixed manufacturing and administrative costs in the Supermetals Business resulting from our previous cost reduction initiatives.

For the first nine months of fiscal 2006, the decrease in total segment PBT when compared to the same period of 2005 was driven by i) raw material costs in excess of price increases in our carbon black product lines; ii) lower pricing in the Supermetals Business as we transition from fixed price contracts to market-based arrangements; and iii) higher per unit fixed costs of production resulting from lower production levels as we reduced inventory in Carbon Black and Supermetals. These decreases were only partially offset by:  i) higher volumes;  ii) the impact of consolidating the results of Cabot Japan; and iii) cost savings in Supermetals resulting from our previous cost reduction initiatives.

Carbon Black Business

Segment sales and PBT for the Carbon Black Business for the third quarters and first nine months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in millions)	2006	2005	2006	2005
Segment Sales	$514	$387	$1,409	$1,101
Segment PBT	23	26	70	97

The impact of the following key factors on segment sales in the Carbon Black Business for the third quarter and first nine months ended June 30, 2006 when compared to the third quarter and first nine months ended June 30, 2005 was as follows:

Impact on Sales (Dollars in millions)	Third Quarter 2006 vs. Third Quarter 2005	First Nine Months 2006 vs. First Nine Months 2005

Volumes	$6	$12
Prices	81	211
Foreign Currency Translation	5	(6)
Cabot Japan	33	83

The increase in sales in the Carbon Black Business in both the third quarter and first nine months of 2006 when compared to the same period of 2005 was primarily due to higher volumes, higher prices, and the impact of consolidating the results of Cabot Japan.   During the third quarter of 2006 foreign currency translation had a positive impact on sales, however, for the nine month comparison the impact of foreign currency translation was unfavorable.

The impact of the following key factors on PBT in the Carbon Black Business for the third quarter and first nine months ended June 30, 2006 when compared to the third quarter and first nine months ended June 30, 2005 was as follows:

Impact on PBT (Dollars in millions)	Third Quarter 2006 vs. Third Quarter 2005	First Nine Months 2006 vs. First Nine Months 2005

Volumes	$3	$8
Raw Materials in Excess of Prices	(2)	(26)
Fixed Costs	(4)	(7)
Inventory Change	—	(6)
Selling, Technical and Administrative	(3)	(6)
Cabot Japan	3	10

Carbon Black Business PBT decreased in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005 due to increased fixed costs due to higher utility costs related to rising energy prices, raw material costs slightly in excess of price increases, and higher overhead costs. These factors more than offset strong volumes and the impact of consolidating the results of Cabot Japan.  For the first nine months of fiscal 2006, the decrease in segment PBT when compared to the same period of fiscal 2005 was driven by raw material costs in excess of price increases, higher utility and overhead costs, and the effect of higher per unit fixed costs of production as we produced less and reduced inventory levels as part of our initiative to improve working capital within the business.  These increases were partially offset by strong volumes within the segment and the impact of consolidating the results of Cabot Japan.

Several of our new capital projects in the Carbon Black Business entered a phase of commercial qualification during the third quarter of fiscal 2006.  Production from the rubber blacks units at our new carbon black plant in Tianjin, China began during the quarter and commercial qualification of material by customers is currently underway.  We expect both rubber blacks units will be fully utilized once customer qualifications are complete. The capital expansion at our inkjet colorants facility was completed during the third quarter and customer qualification is currently underway. This capacity is intended to serve the high-speed inkjet market and we expect qualification testing to continue well into the second half of calendar year 2006 as we ready the capacity for commercial launches in 2007.

Our planned performance products unit in Tianjin, China and our new carbon black manufacturing unit in Maua, Brazil, which has already been constructed, continue to be delayed due to environmental permitting issues.  We continue to expect both units to become operational, although it is uncertain when we will obtain the necessary environmental permits.

Product Line Sales Summary

The following table sets forth sales by product line for the Carbon Black Business for the third quarters and first nine months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
(Dollars in millions)
Rubber blacks	$367	$252	$1,011	$712
Performance products	134	123	360	356
Inkjet colorants	12	10	35	28
Superior MicroPowders	1	2	3	5
Total Carbon Black Sales	$514	$387	$1,409	$1,101

Rubber blacks

During both the third quarter and first nine months of fiscal 2006, sales increased in the rubber blacks product line as a result of higher volumes, feedstock related price increases in both the contracted and non-contracted portions of the business, and the impact of consolidating the results of Cabot Japan. The rubber blacks product line total variable margins during the third quarter of fiscal 2006 were approximately equal to those in the third quarter of 2005 but remained below what we would consider our historic margin level.  When compared to the third quarter of 2005, higher utility and administrative costs unfavorably impacted the profitability of the product line.  During the first nine months of fiscal 2006, raw material and energy costs outpaced price increases, and higher per unit fixed costs of production unfavorably impacted the product line as we produced less and reduced inventory.

Historically, we have been able to recover increases in feedstock costs and, therefore, maintain margins through operation of pricing formulas in our annual and long-term supply contracts.  Most of our contracts provide for a price adjustment on the first day of each quarter to account for changes in feedstock costs and, in some cases, changes in other relevant costs.  The feedstock adjustments are calculated in the month prior to the beginning of the three-month period in which the price change is effective and typically are based upon the average of a relevant index over the prior three-month period.  Because of this time lag, the increase in our actual feedstock costs during the first nine months of 2006 was greater than the price adjustments resulting from the formulas for which we used the relevant index averages during the months of June 2005 through February 2006.  Over time, if feedstock costs stabilize or decline, the current negative financial impact of this lag on our results should be mitigated.

Performance products

Despite reduced volumes in our lower margin non-contracted business, revenues for performance products were higher than fiscal year 2005 levels during both the third quarter and first nine months of fiscal 2006 due principally to feedstock related price increases. Performance products’ margins decreased in both the third quarter and first nine months of fiscal 2006 as a result of lower volumes, raw material costs in excess of price increases, and unfavorable foreign exchange translation. Higher utility costs and investment in new product development within the product line also unfavorably impacted its performance.

Inkjet colorants

Inkjet colorants reported 40% and 45% increases in volume for the third quarter and first nine months of fiscal 2006, respectively, when compared to the same periods in fiscal 2005, with increases in both the OEM and aftermarket portions of the business.  For both the third quarter and first nine months of fiscal 2006, the favorable volume impact on revenue was partially offset by a decrease in our average selling price.  This decrease was due to the continued shift from experimental-stage pricing levels to prices more consistent with commercial sales and some lower selling prices as the business grows.

Profitability of the inkjet colorants product line was slightly lower in the third quarter of fiscal 2006 when compared to the third quarter of fiscal 2005. Strong volume growth was offset by unfavorable price mix and higher fixed costs resulting from new production capacity that is not yet being commercially utilized.  For the first nine months of fiscal 2006 profitability increased solidly as compared to the same period in fiscal 2005 due to the strong volume growth.

Metal Oxides Business

Segment sales and PBT for the Metal Oxides Business for the third quarters and first nine months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Nine months Ended June 30,
	2006	2005	2006	2005
(Dollars in millions)
Segment Sales	$66	$57	$185	$175
Segment PBT	6	4	13	15

The impact of the following key factors on segment sales in the Metal Oxides Business for the third quarter and first nine months ended June 30, 2006 when compared to the third quarter and first nine months ended June 30, 2005 was as follows:

Impact on Sales (Dollars in millions)	Third Quarter 2006 vs. Third Quarter 2005	First Nine Months 2006 vs. First Nine Months 2005

Volumes	$6	$8
Prices	1	2
Foreign Currency Translation	—	(3)

Sales for both the third quarter and first nine months of fiscal 2006 increased due to higher volumes and favorable price mix when compared to the same periods of fiscal 2005.  During the first nine months of fiscal 2006, the Metal Oxides Business was also impacted by unfavorable foreign currency translation.

The impact of the following key factors on PBT in the Metal Oxides Business for the third quarter and first nine months ended June 30, 2006 when compared to the third quarter and first nine months ended June 30, 2005 was as follows:

Impact on PBT (Dollars in millions)	Third Quarter 2006 vs. Third Quarter 2005	First Nine Months 2006 vs. First Nine Months 2005

Volumes	$5	$6
Raw Materials in Excess of Prices	(2)	(6)
Fixed Costs	(2)	(2)
Inventory Change	1	2
Selling, Technical and Administrative	(1)	(2)

The PBT increase for the third quarter of fiscal 2006 when compared to the third quarter of fiscal 2005 was driven by higher volumes in the electronics and niche segments, favorable price mix, and strong plant utilization, which more than offset higher raw material and energy costs. When comparing the first nine months of fiscal 2006 to the same period of fiscal 2005, strong volumes and favorable price mix were more than offset by higher variable costs driven by product mix and raw material costs.  During the period we also received an insurance payment related to the hydrogen disruption that occurred at our fumed silica plant in Tuscula, Illinois in the second quarter of 2006.

Product Line Sales Summary

The following table sets forth sales by product line for the Metal Oxides Business for the third quarters and first nine months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
(Dollars in millions)
Fumed metal oxides	$65	$57	$184	$175
Aerogel	1	—	1	—
Total Metal Oxides Sales	$66	$57	$185	$175

Fumed metal oxides

For the third quarter and first nine months of fiscal 2006, sales increased in the fumed metal oxides product line as a result of strong volume growth from higher demand in the niche and electronics segments, which also drove a favorable price mix.  Unfavorable foreign currency translation negatively impacted results for the first nine months, and, to a much lesser extent, the third quarter of fiscal 2006 when compared to the same periods in fiscal 2005.

The profitability of the fumed metal oxides product line in the third quarter of fiscal 2006 increased when compared to the third quarter of fiscal 2005 as a result of higher volumes and favorable price mix that were partially offset by higher raw material costs.  During the first nine months of fiscal 2006 the profitability decreased despite strong volume growth as higher raw material costs unfavorably impacted the product line.  Higher fixed costs from plant maintenance and the start-up of our new fumed silica plant in Jiangxi, China were only partially offset in both periods by strong plant utilization elsewhere.

Production at our fumed metal oxides facility in Jiangxi, China began during the third quarter of 2006 and commercial qualification of material by customers is currently underway.  We expect strong utilization of the production capacity of this plant once customer qualifications are complete and the plant begins to manufacture at its nameplate capacity.

Aerogel

During the third quarter of fiscal 2006, we made progress in marketing our product for use in the daylighting segment of the construction industry.  We also began to pursue applications in the oil and gas insulation market, working with several companies on qualification trials.

In May 2006, Cabot entered into a cross license agreement with Aspen Aerogel, Inc. where each party granted certain patent rights to the other.  In consideration for use of the patents granted by Cabot, the agreement calls for Cabot to receive $8 million of cash in ten equal semi-annual payments beginning in September 2006 and the right to receive equity in Aspen. No amounts were recorded in the third quarter for either the cash or equity because of the contingent nature of these arrangements.

Supermetals Business

Segment sales and PBT for the Supermetals Business for the third quarters and first nine months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,(1)
	2006	2005	2006	2005
(Dollars in millions)
Segment Sales	$66	$93	$226	$256
Segment PBT	9	13	32	45

(1)             Segment results exclude the impact of the $27 million settlement payment to the Sons of Gwalia in fiscal 2006 and $90 million of goodwill impairment charges in fiscal 2005.

The impact of the following key factors on segment sales in the Supermetals Business for the third quarter and first nine months ended June 30, 2006 when compared to the third quarter and first nine months ended June 30, 2005 was as follows:

Impact on Sales (Dollars in millions)	Third Quarter 2006 vs. Third Quarter 2005	First Nine Months 2006 vs. First Nine Months 2005

Volumes	$(8)	$11
Prices	(18)	(39)

The decrease in sales during the third quarter of fiscal 2006 when compared to the third quarter of fiscal 2005 was mainly the result of lower prices and lower volumes from the transition of fixed price, fixed volume contracts to market-based arrangements.  During the third quarter of fiscal 2006, we experienced growth in non-contracted volumes of tantalum powder but this growth was more than offset by a reduction in contracted volume.   For the first nine months of fiscal 2006, the decrease in sales compared to the first nine months of fiscal 2005 was the result of lower prices due to the transition from fixed price contracts to market-based pricing arrangements, which more than offset higher volumes in the segment during the period.  We continue to work to replace lost contract volumes with open market volumes, however, the resulting lower market prices will negatively impact our profitability.

The impact of the following key factors on PBT in the Supermetals Business for the third quarter and first nine months ended June 30, 2006 when compared to the third quarter of 2005 and first nine months ended June 30, 2005 was as follows:

Impact on PBT (Dollars in millions)	Third Quarter 2006 vs. Third Quarter 2005	First Nine Months 2006 vs. First Nine Months 2005

Volumes	$(5)	$4
Prices	(18)	(39)
Raw Material Costs	(2)	(8)
Fixed Costs	17	28
Inventory Change	(3)	(9)
Selling, Technical and Administrative	8	11

The decrease in PBT during the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005 was due to lower volume, lower prices, and higher raw material costs. This was partially offset by lower manufacturing and administrative costs resulting from our previous cost reduction initiatives. During the quarter, the profitability of the segment was also unfavorably impacted by higher per unit fixed costs of production as we produced less and reduced inventory levels within the business as planned. For the first nine months of fiscal 2006, the decrease in PBT when compared to the first nine months of fiscal 2005 was driven i) by lower prices, ii) higher raw material costs, and iii) higher per unit fixed costs of production as we produced less and reduced inventory levels within the business.  These were partially offset by: i) higher volumes; ii) lower depreciation cost, lower manufacturing and administrative costs resulting from our previous cost reduction initiatives; and iv) lower costs and improved productivity under our new labor agreement related to our manufacturing site in Boyertown, Pennsylvania.

Specialty Fluids Business

Segment sales and PBT for the Specialty Fluids Business for the third quarters and first nine months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in millions)	2006	2005	2006	2005
Segment Sales	$12	$11	$33	$26
Segment PBT	5	5	13	11

Sales for the third quarter of fiscal year 2006 were up slightly compared to the same period in fiscal 2005 with a more favorable price mix offsetting fewer barrel rental days.   During the first nine months of fiscal 2006, the increase in sales compared to the same period of 2005 was driven by an increase in both volume sold and rental days.

PBT for the business was flat for the third quarter of fiscal 2006 when compared to the third quarter of fiscal 2005.  Utilization of our total available fluid inventory dropped from 19% in the third quarter of fiscal 2005 to 9% in the third quarter of fiscal 2006, which resulted in significantly lower rental volume.  The decline, however, was offset by higher pricing on the quarter’s activity. For the first nine months of fiscal 2006, the increase in PBT was driven principally by volume sold, resulting from an increase in lost product due to the nature of well operations being performed, and an increase in barrel rental days.

During the third quarter of fiscal 2006, a labor strike at one of our large customers in the North Sea, which has since been settled, caused delays in their drilling operations that could impact our business by as much as $2 million for the full fiscal year.

Historically, our fluids have been used principally for drilling and completion of wells in the North Sea.  In July we were awarded two appraisal wells in Argentina so that the customer can assess cesium formate’s impact on “formation damage”.  We anticipate these wells to be drilled beginning in the fourth quarter of fiscal 2006.  If successful, this work could lead to the use of our fluid in additional wells and our first significant expansion of the business outside of the North Sea.

III.  Cash Flow and Liquidity

Overview

Our cash balance decreased by $67 million in the first nine months of fiscal 2006, from $181 million at September 30, 2005 to $114 million at June 30, 2006. There were four major uses of cash during this period: increases in accounts receivable mainly resulting from feedstock related price increases, the acquisition of the remaining 50% of our carbon black joint venture in Japan, the settlement payment to the Sons of Gwalia in our Supermetals Business (as discussed in the second quarter) and increased capital spending to expand capacity in emerging markets and to comply with environmental requirements. During the same period of fiscal 2005, the cash balance declined by $38 million, from $159 million at September 30, 2004 to $121 million at June 30, 2005. The following descriptions of the reasons for these changes in our cash balances refer to the various sections of our Consolidated Statements of Cash Flows, which appears in Item 1 of this quarterly report on Form 10-Q for the nine months ended June 30, 2006.

Cash Flows from Operating Activities

Cash generated by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $115 million in the first nine months of fiscal 2006 compared to $94 million in the same period of fiscal 2005. This increase was a result of our continuous improvements to overall working capital, offset by our lower operating results and the $27 million settlement payment to Sons of Gwalia.

Changes in accounts receivable, inventory, accounts payable and accrued liabilities resulted in a use of $2 million during the first nine months of fiscal 2006, compared to a $128 million outflow in the same period of fiscal 2005. Accounts receivable increased due to higher selling prices. Accounts payable and accrued liabilities expenses increased due to the timing of certain payments and our efforts to extend payment terms. Inventories declined significantly during the first three quarters of fiscal 2006 driven by reductions in the Supermetals and Carbon Black segments, where we have initiatives to reduce finished product and raw material inventory quantities to offset the escalation in feedstock costs. During the first three quarters of fiscal 2005, inventories had increased significantly in an effort to plan for future customer demand and potential fluctuation in plant operation utilization.

Cash Flows from Investing Activities

Cash used in investing activities totaled $120 million in the first nine months of fiscal 2006 versus $52 million in the same period of fiscal 2005. This change in fiscal 2006 was primarily driven by capital spending on property, plant and equipment, where we spent $144 million and $114 million for the first nine months of fiscal 2006 and 2005, respectively, excluding acquisitions. These capital expenditures were for the new rubber blacks, performance products and fumed metal oxides facilities in China, capacity expansion in our inkjet colorants product line and expansion of the carbon black facility in Brazil. Capital expenditures for fiscal 2006 are expected to be in excess of $250 million and include the acquisition of Showa Cabot K.K. (“SCK”), facility improvements and plant expansions, and the continuation of projects started in fiscal year 2005. We purchased from our 50:50 joint venture partner, Showa Denko K.K., its 50% interest of the shares in SCK in Japan for $19 million in cash plus other consideration (as discussed in Note D) and renamed the entity Cabot Japan K.K (“Cabot Japan”). Finally, during the first nine months of fiscal 2006 and 2005 we had net proceeds of $37 million and $65 million, respectively, from net sales of marketable securities.

Cash Flows from Financing Activities

Cash flows from financing activities, which primarily include changes in debt in the first nine months of fiscal year 2006, resulted in a use of cash of $60 million, versus a use of $80 million in the same period of fiscal year 2005.  In fiscal year 2006, the repayment of maturing debt totaling $43 million, primarily in the U.S. and Japan, was partially offset by the receipt of $33 million from issuing long term debt mainly to finance expansion in China. In connection with the acquisition of SCK, we assumed $26 million of debt, of which we repaid $21 million at June 30, 2006. In the third quarter we repaid the $20 million temporary borrowing from our revolving credit facility that occurred in the prior quarter. Dividends paid for the first nine months of fiscal 2006 and 2005 were $32 million in each period. During the first nine months of fiscal 2006 $8 million was used to repurchase shares compared to $47 million used to repurchase shares in the same period of fiscal 2005 due to decreased open market purchases.

Financing

At June 30, 2006, our long-term debt obligations totaled $497 million, of which $39 million will mature in the next twelve months. Included in the current portion of long-term debt is $5 million of assumed debt in Japan maturing throughout the next twelve months, and $30 million of medium term notes maturing in February 2007.

During fiscal 2006, we entered into unsecured debt facilities with certain banks in China. These facilities allow for total borrowings in China Renmibini (RMB) of 175 million RMB ($22 million) with fixed rates of interest based on the prevailing Peoples Bank of China rate.  We drew down 419 million RMB ($52 million) from these and other existing facilities in China during fiscal 2006.  The debt bears interest at rates ranging from 5.0% to 5.6% and have maturities ranging from 2006 to 2011. At June 30, 2006, 481 million ($60 million) remains available for future drawdowns. We have used this financing to fund capital expenditures at the Tianjin (Carbon Black) and Bluestar (Metal Oxides) joint ventures and overall working capital needs.

During the third quarter of fiscal 2006, we entered into new unsecured revolving credit facilities in India Rupee (INR) with available borrowings of 420 million INR ($9 million).  During the third quarter of 2006, 350 million INR ($8 million) was drawn down from these facilities.  The instruments bear interest of 8% and mature one month from issuance.  We will use this financing for general working capital needs.

We expect cash on hand, cash from operations and present financing arrangements, including unused portions of Cabot’s committed credit facilities, to be sufficient to meet our cash requirements for the next twelve months and the foreseeable future.

Reserves

Cabot has a $15 million reserve for environmental matters as of June 30, 2006 for remediation costs at various environmental sites. These sites are primarily associated with businesses divested in prior years. We made a payment for $2 million during the first three quarters of fiscal 2006 and we anticipate making additional payments of $4 million during the next six months related to these obligations. We do not expect remaining expenditures to be materially concentrated in any one year. Additionally, we have recorded an $18 million reserve for respirator claims as of June 30, 2006 and we expect to pay approximately $11 million over the next five years related to these claims. We have other litigation costs associated with lawsuits arising in the ordinary course of business including claims filed against the Company in connection with certain discontinued operations.

Restructuring

In October 2004, we initiated a plan to shut down our Altona, Australia carbon black manufacturing facility due to our raw materials supplier’s indication that it would cease supply in September 2005, as well as the decline of the carbon black business in Australia. Production at this facility ceased on October 3, 2005. As of June 30, 2006, we have recorded $18 million of restructuring charges and expect to record an additional $8 million over the next three months. The estimated charge of $8 million represents the foreign currency translation adjustments that will be realized as a non-cash charge upon substantial liquidation of this legal entity, which is expected to occur upon settlement of the entity’s liabilities, anticipated in the fourth quarter of 2006.

In fiscal 2003, we initiated a European restructuring plan to reduce costs, enhance customer service and create a stronger and more competitive organization. The European restructuring initiatives have been primarily related to the Carbon Black Business and included the closure of our carbon black manufacturing facility in Zierbena, Spain, the consolidation of administrative services for all European businesses in one shared service center, the implementation of a consistent staffing model for all manufacturing facilities in Europe, and the discontinuance of two energy projects. As of June 30, 2006, we have recorded $55 million of European restructuring charges, of which $1 million remains to be paid out over the next three months.

At June 30, 2006, $5 million of restructuring costs remain in accrued expenses in the consolidated balance sheet. We made cash payments of $11 million in the first nine months of fiscal 2006 and $7 million in the first nine months of fiscal 2005 related to restructuring costs and expect to make cash payments of $5 million throughout the remainder of fiscal 2006 related to severance and employee benefits charges and site remediation costs.

Contractual Obligations

Cabot has entered into long-term purchase agreements for various key raw materials in the Carbon Black, Metal Oxides and Supermetals Businesses. The table below includes all of the Company’s annual long-term purchase commitments.

(Dollars in millions)
2006	$173
2007	182
2008	166
2009	112
2010	87
Thereafter	721
Total future purchase commitments	$1,441

During February 2006, we made a lump sum payment of $27 million to the Sons of Gwalia to terminate an existing supply agreement and other related agreements, and entered into a new tantalum ore supply agreement, which is denominated in Australian dollars.

To mitigate the foreign currency exposure associated with the future settlement of the Australian dollar denominated payables under the new tantalum ore supply agreement, during April 2006 we entered into option contracts with a total notional amount of 136 million Australian dollars ($97 million). These contracts provide us with the right, but not the obligation, to purchase Australian dollars at agreed strike prices through January 2009. Certain of these option contracts have been designated as foreign currency cash flow hedges under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. Thus, the effective portion of gains and losses for those options are deferred as a component of accumulated other comprehensive income and recognized in cost of goods sold when the hedged item affects cost of goods sold. The changes in fair value of the options contracts that have not been designated as a hedge under FAS No. 133 are marked to market through earnings.

In connection with the contracts designated as hedges, we recorded less than a million of expense in earnings during the third quarter of fiscal 2006 related to the ineffective portion. For those options not designated as hedges, we recorded less than a million of income in earnings during the third quarter of fiscal 2006. The hedges had an initial value in April (upon entering into the contracts) of $1.7 million, which has increased to $2.4 million as of June 30, 2006.

Cautionary Factors That May Affect Future Results:

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements include statements relating to our future business performance; expected capacity utilization at our new rubber blacks and fumed silica manufacturing units in China; our ability to obtain environmental permits necessary to operate our newly constructed rubber blacks manufacturing unit in Maua, Brazil and to construct a new performance products unit at our new carbon black facility in Tianjin, China; the expected timing of commercial launches by our inkjet colorants customers; sales expectations for the Supermetals Business; the potential effect on the Specialty Fluids Business of a labor strike at one of that Business’s customers, expectations concerning drilling operations using cesium formate fluids in wells in Argentina and our further expansion of this Business in that region; our preliminary estimate of the amount of the pre-tax charge we expect to record in the fourth quarter of 2006 for conditional asset retirement obligations as required by FIN 47; our expected effective tax rate for fiscal 2006; the outcome of tax audits; the amount of charges and payments associated with restructuring initiatives; the amount and timing of payments associated for environmental remediation and for respirator claims; and the outcome of pending litigation.

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

In addition to factors described elsewhere in this report, the following are some of the factors that could cause Cabot’s actual results to differ materially from those expressed in our forward-looking statements: domestic and global economic conditions; a continuing rise in feedstock costs; lower than expected demand for our products; changes in our competitors’ capacity utilization; delays in the commercial launch of new products by our inkjet colorants customers; fluctuations in currency exchange rates; unforeseen delays in obtaining environmental permits; the outcome of tax audits; our ability to implement restructuring initiatives as planned; the occurrence of unexpected environmental costs for sites that are not known to us or as to which it is currently not possible to make an estimate; the accuracy of assumptions used in establishing a reserve for our share of liability for respirator claims; the accuracy of assumptions used in making our preliminary estimate of the potential cost of certain asset retirement obligations; and the outcome of pending litigation. A detailed description of the factors and risks that could affect Cabot’s actual results are discussed in our 2005 10-K.

IV.  Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”) which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether or not to file a return in a particular jurisdiction. Under this new guidance, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. This guidance also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of unrecognized tax benefits. FIN No 48 is effective for annual periods beginning after December 15, 2006, which will be fiscal 2008 for Cabot. Cabot is in the process of evaluating the impact of adoption of FIN 48 on its consolidated financial statements.

In September 2005, the FASB issued Emerging Issues Task Force Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). EITF 04-13 concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”), when the transactions are entered into in contemplation of one another. Furthermore, when two transactions are considered a single arrangement, the assets exchanged should be accounted for at fair value. EITF 04-13 is effective for transactions completed in reporting periods beginning after March 15, 2006. The adoption of EITF 04-13 did not impact the Company’s consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies certain terminology contained in FAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 will require us to accrue a liability when the timing and/or settlement amounts of our conditional asset retirement obligations can be reasonably estimated. FIN 47 will result in (i) more consistent recognition of liabilities relating to asset retirement obligations, (ii) more information about expected future cash outflows associated with those obligations and (iii) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 is effective for us no later than the fourth quarter of fiscal 2006. We continue to evaluate the impact of this accounting pronouncement and have identified conditional asset retirement obligations related to the estimated retirement of certain assets or our manufacturing facilities, which could have a material impact to our consolidated financial statements. Our preliminary evaluation indicates that in the fourth quarter of 2006 we will record a pre-tax charge of less than $10 million to reflect the cumulative effect of an accounting change associated with the adoption of FIN 47.

In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. Among other things, the AJCA allowed U.S. companies a one-time election to repatriate certain earnings from their foreign subsidiaries in 2006 at an effective tax rate of 5.25%. The Company does not believe that there is a material benefit available given Cabot’s particular circumstances and the various requirements under the law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about additional market risks for the period ended June 30, 2006 does not differ materially from that discussed under Item 7A of our fiscal 2005 Form 10-K, except as follows:

Foreign Currency

Cabot’s international operations are subject to certain risks, including foreign currency fluctuations and government actions. Our Treasury function, under the guidance of the Financial Risk Management Committee, continuously monitors foreign exchange exposures, so that we can respond to changing economic and political environments. Exposures primarily relate to assets and liabilities denominated in foreign currencies as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, we use option contracts and short-term forward contracts to minimize the exposure to foreign currency risk. In 2006 and 2005, none of Cabot’s forward contracts were designated as hedging instruments under FAS No. 133. Cabot’s option contracts and forward foreign exchange contracts are denominated primarily in the Euro, Japanese yen, British pound sterling, Canadian dollar, Australian dollar and Indonesian rupiah.

In February 2006, Cabot entered into a new three-year tantalum ore supply agreement with the Sons of Gwalia, under which the price to be paid for ore is denominated in Australian dollars. To mitigate the foreign currency exposure associated with the future settlement of the Australian dollar denominated payables under the new agreement, during April 2006 Cabot entered into option contracts with a total notional amount of 136 million Australian dollars ($97 million). These contracts provide Cabot with the right, but not the obligation, to purchase Australian dollars at a future date. Certain of these option contracts have been designated as foreign currency cash flow hedges under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. Thus, the effective portion of gains and losses for those options will be deferred as a component of accumulated other comprehensive income and will be recognized in cost of goods sold when the hedged item affects cost of goods sold. The changes in fair value of the options contracts that have not been designated as a hedge under FAS No. 133 will be marked to market through earnings.

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

Item 4.  Controls and Procedures

As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. On November 8, 2005, the Company purchased the 50% interest it did not already own in Showa Cabot K.K. from our joint venture partner Showa Denko K.K. and renamed the entity Cabot Japan K.K. (“Cabot Japan”) (See Note D of the Consolidated Financial Statements for more information). The Company is in the process of reviewing the internal control structure of Cabot Japan and will make appropriate changes as we incorporate our controls and procedures at Cabot Japan. We intend to disclose any material changes in our internal control over financial reporting resulting from the acquisition of Cabot Japan within or prior to our first annual assessment of internal control over financial reporting that is required to include Cabot Japan, which is the end of fiscal year 2007.

Part II. Other Information

Item 1.  Legal Proceedings

Environmental Proceedings

As reported in our fiscal 2005 Form 10-K, the Environmental Protection Agency (“EPA”) has completed an investigation of certain areas surrounding Cabot’s Boyertown, Pennsylvania facility. The investigation was prompted by media reports of complaints by area farmers of health impacts and damage to livestock and crops allegedly associated with emissions from the Boyertown facility. In a report dated November 2000, the EPA stated that increased concentrations of some elements in environmental media at locations near the Boyertown site did not pose a health threat to the broad community necessitating a cleanup action by the EPA. The EPA report concluded that it could find no relationship between industrial emissions and the reported poor farm production and animal health concerns. Two neighboring farmers brought an action against Cabot in September 2001 in a state court in Pennsylvania alleging damage to their farms over a multi-year period. Cabot removed the suit to federal court, the Eastern District of Pennsylvania, and moved for summary judgment on statute of limitations grounds. In May 2004, the Court granted the motion and dismissed all of the farmers’ claims to the extent they arose from Cabot’s activities prior to November 10, 1998. The farmers unilaterally dismissed their remaining claims in November 2004. The farmers filed an appeal of the limitations decision to the Third Circuit Court of Appeals in November 2004, and in May 2006, the Third Circuit Court of Appeals reversed the District Court’s dismissal and remanded the matter back to the District Court. The Company believes it has valid defenses to this action and will continue to assert them vigorously.

Other Proceedings

Respirator Liabilities

We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. As more fully described in our fiscal 2005 Form 10-K, Cabot’s respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of June 30, 2006, there were approximately 76,000 claimants in pending cases asserting claims against AO in connection with respiratory products. In the third quarter of fiscal year 2003, we recorded a reserve to cover our expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, and, at June 30, 2006, is approximately $18 million (or $31 million on an undiscounted basis).

Carbon Black Antitrust Litigation

As previously reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, we are one of several named defendants in antitrust lawsuits filed in several federal district courts during our 2003 fiscal year and in several state courts during our 2003-2004 fiscal years. The plaintiffs in the federal cases, which were consolidated and transferred to the federal district court for the District of Massachusetts, allege that the defendants conspired to fix, raise, maintain or stabilize prices for carbon black sold in the United States during a specified period, and the plaintiffs in the state cases assert violations under the applicable state laws for conduct that is similar to what is alleged in the federal cases. In June 2006, the defendants in the federal action filed a motion for summary judgment.  This was the only material development in these actions during the third quarter of fiscal 2006. We believe we have valid defenses to all of these actions and will continue to assert them vigorously.

Beryllium Claims

Cabot is a party to several pending actions in connection with its discontinued beryllium operations. Cabot entered the beryllium industry through an acquisition in 1978. We ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of our former beryllium business was sold to NGK Metals, Inc. in 1986. During the last several years, several individuals who have resided or worked for many years in the immediate vicinity of our former beryllium facility located in Reading, Pennsylvania have brought suits against Cabot and NGK for personal injury allegedly caused by beryllium particle emissions produced at that facility. Of the nine personal injury claims against Cabot that have been pending in state court in Pennsylvania, one was dismissed during the third quarter of fiscal 2006. There are now eight cases pending.

Since October 2003, approximately 50 individuals have asserted claims for medical monitoring now pending in numerous Pennsylvania state court actions. The plaintiffs allege contact with beryllium in various ways, including residence or employment in the area surrounding the Reading facility, employment at the Reading facility or contact with individuals who worked at the Reading facility. Discovery is underway in these cases. In June 2006, summary judgment was granted to Cabot in connection with the medical monitoring claims of three of these individuals. The plaintiffs filed an appeal on July 21, 2006.

There are also six beryllium product liability cases pending in state courts, five of which are pending in California and one of which is pending in Florida. Four California cases are stayed by court order pending the testing of the plaintiffs for beryllium exposure, and discovery is underway in the fifth California case.

We believe that we have valid defenses to all of these beryllium actions and will assert them vigorously in the various venues in which claims have been asserted. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of these matters.

Other

As previously reported, there are three outstanding pieces of litigation between Cabot and AVX Corporation. In the action filed by AVX against us in the United States District Court for the District of Massachusetts in March 2004, the complaint alleged that we violated the federal antitrust laws in connection with the tantalum supply agreement between Cabot and AVX by tying the purchase of one type of tantalum product by AVX to the purchase of other types. In November 2004, the District Court granted Cabot’s motion to dismiss this complaint on procedural grounds. During the fourth quarter of fiscal 2005, the First Circuit Court of Appeals reversed the District Court’s dismissal and remanded the matter back to the District Court. In March 2006, Cabot again sought dismissal of this action on procedural grounds. The motion was denied by the District Court in July 2006. We believe that we have valid defenses to these claims and will continue to assert them vigorously.

We have various other lawsuits, claims and contingent liabilities arising in the ordinary course of our business, including a number of claims asserting premises liability for asbestos exposure, and in respect of our divested businesses. In our opinion, although final disposition of some or all of these other suits and claims may impact our financial statements in a particular period, they should not individually and, in the aggregate, have a material adverse effect on our financial position.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding the Company’s purchases of its equity securities during the third quarter ended June 30, 2006:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 — April 30, 2006	437	$34.01	437	2,677,360
May 1, 2006 — May 31, 2006	224,600	$30.96	1,249	2,676,111
June 1, 2006 — June 30, 2006	21,272	$32.73	21,272	2,654,839
Total	246,309		22,958

(1)                   On May 14, 2004, the Company announced publicly that the Board of Directors had authorized the repurchase of up to five million shares of the Company’s common stock in the open market or in privately negotiated transactions. This authority does not have a set expiration date. Included in the shares repurchased from time to time by Cabot under this authorization are shares of common stock repurchased from employees to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock issued under the Company’s equity incentive plans. During the third fiscal quarter, 22,958 shares were repurchased pursuant to this authorization. In addition, during the third fiscal quarter, pursuant to a separate Board authorization, the Company repurchased 192,351 shares from employees to satisfy tax withholding obligations that arose in connection with the vesting in May of shares of restricted stock issued pursuant to the Company’s 2003 long-term incentive award program. From time to time, the Company also repurchases shares of unvested restricted stock from employees whose employment is terminated before such shares vest. These shares are repurchased pursuant to the terms of the Company’s equity incentive plans and are not included in the shares repurchased under the May 2004 Board authorization. During the third fiscal quarter, the Company repurchased 31,000 shares pursuant to the terms of its equity incentive plans.

Item 6.  Exhibits

Exhibit 10.1*		Non-Employee Directors’ Stock Deferral Plan, dated July 14, 2006.

Exhibit 31.1*	-	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	-	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32*	-	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

	By:	/s/ Jonathan P. Mason
Jonathan P. Mason
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer)

Date: August 9, 2006	By:	/s/ James P. Kelly
James P. Kelly
Controller
(Chief Accounting Officer)

Date: August 9, 2006

Exhibit Index

Exhibit No.	Description

Exhibit 10.1*	Non-Employee Directors’ Stock Deferral Plan, dated July 14, 2006.

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32*	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*Filed herewith