Form 10-K
period 2006-09-30
CABOT CORP
filed 2006-12-14
CIK 16040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the fiscal year ended September 30, 2006

or

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
New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒   No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒      Accelerated filer  ☐      Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒

As of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2006), the aggregate market value of the Registrant’s common stock held by non-affiliates was approximately $2,092,490,000. As of December 5, 2006, there were 64,096,052 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this annual report on Form 10-K.

Information Relating to Forward-Looking Statements

This report on Form 10-K contains “forward-looking statements” under the Federal securities laws. These forward-looking statements include statements relating to our future business performance and overall prospects; demand for our products; utilization of new carbon black capacity in China and the timing of commercial approvals of product produced at our new rubber blacks unit in Maua, Brazil; growth in the inkjet colorants product line; capacity utilization at our fumed metal oxides plants; development of our aerogel product line; profitability of the Supermetals Business and our ability to continue to realize benefits from our efforts to reduce the cost structure in this Business; growth of our Specialty Fluids Business outside of the North Sea; anticipated capital spending; cost reduction initiatives; cash requirements and uses of available cash; exposure to interest rate and foreign exchange risk; our expected tax rate for fiscal 2007; environmental matters; and the possible outcome of legal proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

Forward-looking statements are based on our current expectations, assumptions, estimates and projections about Cabot’s businesses and strategies, market trends and conditions, economic conditions and other factors. These statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions, and other factors, some of which are beyond our control and difficult to predict. If known or unknown risks materialize, or should underlying assumptions prove inaccurate, our actual results could differ materially from past results and from those expressed in the forward-looking statements. Important factors that could cause our actual results to differ materially from those expressed in our forward-looking statements are described in Item 1A in this Annual Report.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports filed with the Securities and Exchange Commission (the “SEC”).

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

Our business strategy is based on two key principles: optimizing our core businesses and product lines (rubber blacks, performance products, fumed metal oxides and tantalum) and investing the cash and intellectual resources they generate in new businesses and product lines (inkjet colorants, cesium formate, aerogel and Superior MicroPowders).

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

We are organized into four reportable segments: the Carbon Black Business, the Metal Oxides Business, the Supermetals Business and the Specialty Fluids Business. These businesses are discussed in more detail later in this section. In addition, we also manage our businesses on a regional basis and are organized into five business regions:   North America, South America, Europe, Asia Pacific, and China. Financial information about our business segments and geographic areas appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below (“MD&A”), and in Note U of the Notes to our Consolidated Financial Statements in Item 8 below. We adopted our current segment reporting structure in fiscal 2005. Financial information prior to fiscal 2005 has been conformed to reflect our current segment reporting structure.

Our internet address is www.cabot-corp.com. We make available free of charge on or through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC.

Carbon Black Business

Carbon black is a form of elemental carbon, which is manufactured in a highly controlled process to produce particles and aggregates of varied structure and surface chemistry, resulting in many different performance characteristics for a wide variety of applications. Carbon black is widely used to enhance the physical, electrical and optical properties of the systems and applications in which it is incorporated. Manufactured to match customer needs and performance requirements, carbon black is sold to diverse markets, including the automotive, building materials, agricultural, coatings, toners, plastics, inkjet printing and electronics markets. The Carbon Black Business is primarily comprised of the rubber blacks, performance products and inkjet colorants product lines. The Carbon Black Business also encompasses the business development activities of Cabot Superior MicroPowders (“CSMP”).

Product Lines

Our rubber blacks products are used in tires and industrial products. Rubber blacks have traditionally been used in the tire industry as a rubber reinforcing agent and are also used as a performance additive. In industrial products such as hoses, belts, extruded profiles and molded goods, rubber blacks are used to improve the physical performance of the product. In addition to the carbon black we make using conventional carbon black manufacturing methods, we are developing elastomer composite products (referred to as Cabot Elastomer Composites or “CEC”) that are compounds of natural rubber and carbon black made by a patented liquid phase process. Our CEC products are targeted primarily for tire and industrial rubber applications because we believe these compounds improve wear resistance, reduce fatigue and reduce rolling resistance compared to natural rubber/carbon black compounds made by conventional methods.

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

Our inkjet colorants are high-quality pigment-based black and other colorant dispersions we manufacture by surface treating special grades of carbon black and other pigments. Our black colorants have been used in several inkjet printing systems introduced to the market since 1998, and the expansion of our surface modification technology (small molecule attachment) to other pigments permitted commercialization of color pigment dispersions during fiscal year 2002. The dispersions are used in aqueous inkjet inks to impart color (optical density or chroma) with improved durability (waterfastness, lightfastness, rub resistance) while maintaining high printhead reliability. Cabot’s inkjet colorants are produced for various inkjet printing markets, including small office and home office, high-speed, wide format, and commercial and industrial printing applications.

CSMP is a research and development enterprise with multiple technology platforms and core competencies in advanced powder manufacturing across a wide range of materials and the related materials chemistries. Its principal areas of commercial focus are in developing advanced materials for security applications (anti-counterfeiting materials), fuel cell applications (portable, stationary and automotive), catalysts, and for other fine particle markets. We also expect CSMP to provide our other businesses with technology support to develop new technologies that complement existing markets and provide opportunities for new business growth.

Sales, Customers and Seasonality

Sales of rubber blacks, performance products and inkjet colorants are made by Cabot employees and through distributors and sales representatives. The amount of sales for each product line and CSMP for each of the last three fiscal years is set forth in the following table:

	Years Ended September 30
	2006	2005	2004
	(In millions)
Rubber blacks	$1,378	$976	$863
Performance products	488	469	427
Inkjet colorants	47	39	31
CSMP	4	6	4
Total Carbon Black Business Sales	$1,917	$1,490	$1,325

Sales to three major tire customers represent a material portion of the Carbon Black Business’s total net sales and operating revenues. The loss of any of these customers could have a material adverse effect on the Carbon Black Business. In fiscal 2006, sales to The Goodyear Tire and Rubber Company (“Goodyear”) amounted to 14% of Cabot’s consolidated revenues. We did not have sales during the fiscal year to any other customer in an amount equal to or greater than 10% of Cabot’s consolidated revenues for the year.

Much of the carbon black we sell is used in automotive products and, therefore, our financial results may be affected by the cyclical nature of the automotive industry. However, a large portion of the market for our products is in replacement tires and other parts that are less subject to automotive industry cycles.

Under appropriate circumstances, we have pursued a strategy of entering into annual and long-term supply contracts (those with an initial term longer than one year) with certain customers. These contracts are designed to provide our customers with a secure supply of carbon black and help us reduce the volatility in our carbon black volumes and margins. Many of these contracts provide for quarterly sales price adjustments to account for changes in feedstock costs and, in some cases, changes in other relevant costs. We currently have global long-term rubber blacks supply contracts with two major tire customers. A portion of the supply arrangements with one of these customers expires by its terms at the end of calendar year 2006. Negotiations for a new supply arrangement with this customer, which began in 2005, continue. In fiscal year 2006, approximately 54% of the volume of rubber blacks sold by Cabot was sold under long-term contracts in effect during the fiscal year, and approximately 13% was sold under annual contracts in effect during the fiscal year. We currently sell performance products to seven customers pursuant to long-

term supply contracts. During fiscal year 2006, sales under long-term contracts accounted for approximately 20% of the volume of performance products we sold.

Sales of inkjet colorants are made to inkjet printer manufacturers and to suppliers of inkjet inks in the inkjet cartridge aftermarket.

Competition

We are one of the leading manufacturers of rubber blacks and performance products in the world, with an estimated one-quarter of the aggregate worldwide production capacity for these products combined. Cabot is also one of the five leading producers of thermoplastic concentrates in Europe. We compete in the manufacture of rubber blacks and performance products primarily with Columbian Chemicals Company and Degussa AG (both of which have a global presence), and with at least 20 other companies in various regional markets in which we operate, including the Aditya Birla Group of companies and China Synthetic Rubber Corporation.

Our inkjet colorants are designed to replace traditional pigment dispersions and dyes used in inkjet printing applications. Competitive products for inkjet colorants are organic dyes and other dispersed pigments manufactured and marketed by large chemical companies and small independent producers.

Competition for products within the Carbon Black Business is based on price, service, quality, product performance and technical innovation. With respect to our rubber blacks and performance products product lines, competition is also based upon the proximity of our manufacturing operations to those of our customers.

Raw Materials

The principal raw material used in the manufacture of carbon black is a portion of the residual heavy oils derived from petroleum refining operations and from the distillation of coal tars and the production of ethylene throughout the world. Natural gas is also used in the production of carbon black. While the lack of availability of raw materials has not been a significant factor for our rubber blacks or performance products product lines, we may experience some difficulty obtaining low sulfur feedstock at an acceptable cost for our European operations in the event the proposed Best Available Techniques Reference Documents, which are commonly referred to as “BREF Notes,” are adopted. The proposed BREF Note for the European carbon black industry, which is described more fully under “Safety, Health and Environment” below, calls for an annual average sulfur content in carbon black feedstock in a range of 0.5% to 1.5%. Raw material costs generally are influenced by the availability of various types of carbon black feedstock and natural gas, and related transportation costs.

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

Operations

We own (or have a controlling interest in) and operate plants that produce rubber blacks and/or performance products grades of carbon black in Argentina, Brazil, Canada, China, Colombia, the Czech Republic, the United Kingdom, France, India, Indonesia, Italy, Japan, The Netherlands, and the United States. Our affiliates own carbon black plants in Malaysia, Mexico and Venezuela. Our thermoplastic concentrates and specialty compounds are produced in facilities in Belgium, Italy, the United Kingdom and China (Hong Kong). Inkjet colorants are manufactured in the United States. Some of our plants are built on leased land (see “Properties” below).

In October 2005, we ceased manufacturing operations at our Altona, Australia plant. The decision to close the plant was based on the decline in Australia’s domestic carbon black market and the loss of our feedstock supply in Australia.

Until November 2005, we had a 50:50 joint venture arrangement with Showa Denko K.K. for the manufacture and supply of carbon black in Japan through an entity called Showa Cabot K.K. On November 8, 2005, we acquired Showa Denko K.K.’s 50% joint venture interest in Showa Cabot K.K. and renamed the entity Cabot Japan K.K.

Many of our rubber blacks and performance products customers have been moving their manufacturing operations to emerging, lower cost regions. To remain competitive, we have been expanding our operations in those regions, particularly in China. In fiscal 2004, we completed expansion of a rubber blacks plant in Shanghai operated by Shanghai Cabot Chemical Company Ltd. (“SCCCL”), our joint venture with Shanghai Coking & Chemical Company (“Shanghai Coking”). We own 70% of SCCCL. In fiscal 2005, we expanded our relationship with Shanghai Coking by entering into two joint ventures for the construction and operation of a new plant in Tianjin, China with units that will produce both rubber blacks and performance products. We own 70% of the rubber blacks joint venture and 90% of the performance products joint venture. The Tianjin plant currently includes two completed rubber blacks production units, which began producing product for customers in the third quarter of 2006. Construction of the performance products unit continues to be delayed because of permitting issues. In addition to our expansion in China, a new rubber blacks manufacturing unit at our plant in Maua, Brazil became operational in the first quarter of fiscal 2007.

In fiscal 2006, we completed construction of our new inkjet colorants manufacturing unit in Haverhill, Massachusetts, and in the fourth quarter product manufactured at the new unit was qualified for commercial use by one of our key customers. This capacity is intended to serve the high-speed inkjet market, which is expected to have commercial launches in the spring of 2007.

The headquarters for our rubber blacks and performance products product lines is located in Boston, Massachusetts; the headquarters for the inkjet colorants product line is located in Billerica, Massachusetts; and the headquarters for CSMP is in Albuquerque, New Mexico. Rubber blacks and performance products also have regional headquarters in Alpharetta, Georgia (North America), São Paulo, Brazil (South America), Leuven, Belgium (Europe), Kuala Lumpur, Malaysia (Asia Pacific) and Shanghai, China (China).

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

Cabot’s aerogels are nano-structured high surface area hydrophobic silica particles with potential uses in a variety of thermal and acoustic insulation applications. Cabot’s aerogels are marketed under the Nanogel® trademark. The first commercial shipment of Cabot’s Nanogel® product occurred in December 2002. To date, the product has been incorporated into the skylight, window and wall system products of several manufacturers of panels for use in the daylighting segment of the construction industry. We continue to focus on application and market development activities for use of aerogels in other commercial areas, and in fiscal 2006, began working with several potential customers to qualify our aerogels products for oil and gas pipeline insulation applications. Because our aerogel products are new, there is a significant risk that products targeted for new applications or markets will not gain market acceptance or that there will not be sufficient market size to support this product.

Sales and Customers

Sales of fumed metal oxides and aerogels are made by Cabot employees and through distributors and sales representatives. The amount of sales for each product line for each of the last three fiscal years is set forth in the following table:

	Years Ended September 30
	2006	2005	2004
	(In millions)
Fumed metal oxides	$253	$231	$221
Aerogel	1	—	—
Total Metal Oxides Business Sales	$254	$231	$221

Sales to one silicones customer and one microelectronics customer represent a material portion of the Metal Oxides Business. The loss of either of these customers would have a material adverse effect on the Metal Oxides Business. We currently supply fumed metal oxides to both of these customers pursuant to long-term contracts. These contracts accounted for approximately 56% of the volume of fumed metal oxides sold by Cabot in fiscal year 2006.

Competition

We believe we are the leading producer and seller of fumed silica in the United States and second worldwide. We compete in the manufacture of fumed silica primarily with Degussa AG, Wacker-Chemie GmbH and Tokuyama Corporation, all of which have a global presence, and with at least four other companies in various regional markets in which we operate.

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

Operations

We own two fumed metal oxide manufacturing plants in North America; one in Tuscola, Illinois and one in Midland, Michigan. We also own manufacturing plants in the United Kingdom and Germany and have a 50% joint venture interest in an Indian entity that owns a plant in India. As part of our market development and capacity expansion plans in China, we entered into a joint venture in February 2004 with Bluestar New Chemical Materials Co., Ltd. to manufacture fumed silica in China. We own 90% of the venture, called Cabot Bluestar Chemical (Jiangxi) Co., Ltd., which completed construction of a fumed silica manufacturing plant near Nanchang, in Jiangxi Province in 2006. The plant began producing product for customers in the third quarter of fiscal 2006.

In 2002, we completed construction of a new semi-works facility in Frankfurt, Germany for the manufacture of aerogels. Since then, we have been refining the unique and patented manufacturing process at the semi-works facility to improve production rates and quality yield to permit manufacturing at the facility’s intended capacity. The manufacture of aerogels uses a new chemical process and achieving the expected capacity output at the semi-works facility has taken longer than we anticipated. Although we continue to make progress in our ability to operate the semi-works facility at higher capacity levels and over a more sustained period of time, there continues to be a risk that designed capacity output may not be achieved or that future full-scale manufacturing is not possible.

The headquarters for the Metal Oxides Business is located in Billerica, Massachusetts. We also have regional headquarters in Alpharetta, Georgia (North America), São Paulo, Brazil (South America), Leuven, Belgium (Europe), Kuala Lumpur, Malaysia (Asia Pacific) and Shanghai, China (China).

Supermetals Business

Products

We produce tantalum, niobium (columbium) and their alloys. Tantalum, which accounts for substantially all of this Business’s sales, is produced in various forms. Electronics is the largest market for tantalum powder and wire, which are used to make capacitors for computers, networking devices, wireless phones, electronics for automobiles and other devices. Tantalum, niobium and their alloys are also produced in wrought form for other applications such as the production of superalloys and chemical process equipment and for various other industrial and aerospace applications.

In addition, we sell tantalum products for the manufacture of tantalum sputtering targets used in thin film applications, including semiconductors, inkjet heads, magnetics and flat panel displays. Supermetals has provided the starting metals (high-purity grade tantalum powders, plates and ingots) used to manufacture finished tantalum sputtering targets and has also manufactured finished tantalum sputtering targets. In the fourth quarter of fiscal 2005, we decided to stop manufacturing and selling finished tantalum sputtering targets for end users in the semiconductor industry and to focus our efforts on the sale of tantalum plate and ingot to sputtering target manufacturers. In January 2006 we sold the property, plant and equipment assets related to our direct finished tantalum sputtering target business to Tosoh SMD, a division of Tosoh Corporation.

Sales and Customers

Sales in the United States are made by Cabot employees, in Europe by Cabot employees and a sales representative, and in Japan and other parts of Asia primarily through Cabot employees.

Sales to four capacitor materials customers represent a material portion of the total net sales and operating revenues of the Supermetals Business. The loss of any one or more of these customers could have a material adverse effect on the Supermetals Business.

Many of our tantalum products are used in products for the electronics industry, which is cyclical in nature. During the last five years, a material portion of the sales of tantalum powder and wire by the Supermetals Business have been under fixed price and fixed volume contracts with four customers. These contracts were designed to provide our customers with a secure supply of tantalum powder and wire products and to mitigate volatility in our tantalum volumes caused by cycles in the electronics industry. In fiscal year 2006 these contracts accounted for approximately 29% of the volume of finished powder and wire sold by the Supermetals Business. The fixed-price and fixed-volume portions of these contracts are expiring and by the end of calendar 2006, sales will be substantially at market prices for variable volumes.

Competition

We currently have two principal competitors in our tantalum business, H.C. Starck and Ningxia Non-ferrous Metals (Group) Co., Ltd. We believe that we are the leading producer of electronic grade tantalum powder products, with competitors having greater production in some other product lines. Competition in this business is based on price, service, quality, product performance and technical innovation.

Raw Materials

We obtain the majority of our raw materials in the form of tantalum ore from the mine we own in Manitoba, Canada, from a mine in Australia owned by the Sons of Gwalia, and from the spot market. In February 2006, in connection with the settlement of an arbitration proceeding between Cabot and the Sons of Gwalia over the price at which the Sons of Gwalia would supply tantalum ore to us under our then current supply agreement, we entered into a new tantalum ore supply agreement that expires in December 2008. Since 1996, Cabot has relied on long-term supply contracts to secure the majority of its raw material requirements. We are currently evaluating long-term supply options to meet our raw materials needs beyond 2008. While we believe there is sufficient tantalum to meet global demand, our ability to contract for significant amounts of tantalum ore beyond 2008 is uncertain.

Operations

We operate manufacturing facilities for this business in Boyertown, Pennsylvania and Kawahigashi-machi, Fukushima-ken, Japan. The headquarters for the Supermetals Business is located in Boston, Massachusetts.

Specialty Fluids Business

Products

Our Specialty Fluids Business produces and markets cesium formate as a drilling and completion fluid for use primarily in high pressure and high temperature oil and gas well operations. Cesium formate products are solids-free, high-density fluids that have a low viscosity, permitting them to flow readily in oil and gas wells. The fluid is resistant to high temperatures, minimizes damage to producing reservoirs and is readily biodegradable. Cesium formate is blended and sold with other formates or products in a majority of applications. To date, cesium formate has been used successfully in over 120 oil and gas well completions and drill-in applications.

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

In 2003, we entered into an agreement with a major energy service company to provide a supply of  cesium formate-based fluids for both reservoir drilling and completion activities on two large gas and condensate field projects in the Norwegian Continental Shelf being developed and operated by Statoil. The loss of this customer would have a material adverse effect on the Specialty Fluids Business. We are currently negotiating an extension of this agreement through 2008.

Our fluids have been used principally for drilling and completion of wells in the North Sea. In the fourth quarter of fiscal 2006 our fluids were used in the drilling of one appraisal well in Argentina, allowing the customer to assess cesium formate’s impact on “formation damage.”

Competition

Formate fluids, which were introduced to the market in the mid-1990s, are a relatively small but growing part of the fluids market and compete mainly with traditional drilling fluid technologies. Competition in the well fluids business is based on price, service, quality, product performance, technical innovation and proximity of inventory to customers’ drilling operations.

Raw Materials

The principal raw material used in this business is pollucite ore, which we obtain from our mine in Manitoba, Canada. We have an adequate supply of this cesium-rich pollucite ore, owning a substantial portion of the world’s known pollucite reserves. Pollucite ore, however, is a finite resource. At current production rates and our currently estimated reserve levels, we expect our supply in the mine to last approximately 10-15 years. The process of estimating mineral reserves is inherently uncertain and requires making subjective engineering, geological, geophysical and economic assumptions. Accordingly, there is likely to be variability in the estimated reserve life of the ore body over time. Further, our estimate of known reserves does not include low grade ore that will require different, although well-established, recovery techniques than we currently use, or our existing inventory of finished product.

Most jobs for which cesium formate is used require a large volume of the product. Accordingly, the Specialty Fluids Business carries a large supply of fluid.

Operations

We have a mine and a cesium formate manufacturing facility in Manitoba, Canada. Cabot has fluid blending and reclamation facilities in Aberdeen, Scotland and in Bergen and Kristiansund, Norway. In addition, fluid is being warehoused at various locations around the world to support existing and potential new operations. The Specialty Fluids Business has its headquarters in Aberdeen, Scotland.

Patents and Trademarks

We own and are a licensee of various patents, which expire at different times, covering many of our products, as well as processes and product uses. Although the products made and sold under these patents and licenses are important to Cabot, the loss of any particular patent or license would not materially affect our business, taken as a whole. We sell our products under a variety of trademarks, the loss of any one of which would not materially affect our business, taken as a whole.

Backlog

Cabot’s businesses are generally not seasonal in nature, although they typically experience some decline in European and North American sales in the fourth fiscal quarter due to summer plant shutdowns and in sales in Asia Pacific and China in the second fiscal quarter because of the New Year holidays in those regions. In general, no significant lead-time between order and delivery exists in any of our business segments and management does not use backlog information in managing our business. As a result, we do not consider that the dollar amount of backlog orders believed to be firm as of any particular date is material for an understanding of our business.

Employees

As of September 30, 2006, we had approximately 4,300 employees. Some of our employees in the United States and abroad are covered by collective bargaining or similar agreements, several of which are subject to renegotiation in the coming year. We believe that our relations with our employees are generally satisfactory.

Research and Development

Cabot develops new and improved products and higher efficiency processes through Company-sponsored research and technical service activities, including those initiated in response to customer requests. Our expenditures for such activities generally are spread among our businesses and are shown in the consolidated statements of operations.

Safety, Health and Environment

The Company has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the “Superfund law”) and comparable state statutes with respect to several sites primarily associated with our divested businesses. (See “Legal Proceedings” below.) During the next several years, as remediation of various environmental sites is carried out, we expect to spend a significant portion of our $13 million environmental reserve for costs associated with such remediation. We anticipate that the expenditures at these sites will be made over a number of years. Adjustments are made to the reserve based on our continuing analysis of our share of costs likely to be incurred at each site. Inherent uncertainties exist in these estimates due to unknown conditions at the various sites, changing governmental regulations and legal standards regarding liability, and changing technologies for handling site investigation and remediation. While the reserve represents our best estimate of the costs we expect to incur, no assurance can be given that the actual costs to investigate and remediate these sites will not exceed the amounts accrued in the environmental reserve. While it is always possible that an unusual event may occur with respect to a given site and have a material adverse effect on the results of operations in a particular period, in light of the environmental reserve, we do not believe that the costs relating to these sites, in the aggregate, are likely to have a material adverse effect on our financial condition. It is possible that we may also incur future costs relating to sites that are not currently known to us or as to which it is currently not possible to make an estimate.

The Company’s ongoing operations are subject to extensive federal, state, local, and foreign laws, regulations, rules, and ordinances relating to safety, health, and environmental matters (“SH&E Requirements”). We have expended considerable sums to construct, maintain, operate, and improve facilities for safety, health and environmental protection and to comply with SH&E Requirements. We spent approximately $14 million in environmentally related capital expenditures at existing facilities in fiscal year 2006 and anticipate spending approximately $16 million for such costs in fiscal year 2007.

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

In 1996, the International Agency for Research on Cancer (“IARC”) revised its evaluation of carbon black from Group 3 (insufficient evidence to make a determination regarding carcinogenicity) to Group 2B (known animal carcinogen, possible human carcinogen). We have communicated IARC’s classification of carbon black to our customers and employees and have included that information in our material safety data sheets and elsewhere, as appropriate. IARC reviewed its classification of carbon black regarding carcinogenicity in February 2006 and decided to maintain the classification of carbon black as a Group 2B substance. We continue to believe that the available evidence, taken as a whole, indicates that carbon black is not carcinogenic to humans, and does not present a health hazard when handled in accordance with good housekeeping and safe workplace practices as described in our material safety data sheets.

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

In April 2002, The Netherlands published the “Dutch Notes on BAT for the Carbon Black Industry” to support the identification of Best Available Techniques (“BAT”) for the European carbon black industry pursuant to European Union (“EU”) Directive 96/61/EEC. BAT Reference Documents, so-called BREF Notes, are being prepared by various EU member countries under the supervision of the Integrated Pollution Prevention and Control Bureau (the “IPPC Bureau”). The currently proposed IPPC Bureau draft BAT guidance for large volume inorganic chemicals for the carbon black industry calls for an annual average sulfur content in carbon black feedstock in the range of 0.5% to 1.5% to control sulfur dioxide emissions. Depending on the final guidance adopted, this could have significant financial effects on the carbon black industry, including the Company, and could cause the Company to experience difficulty obtaining low sulfur feedstock at an acceptable cost for its European operations. We are not able to predict whether this regulatory development in the EU will affect our earnings in a materially adverse manner.

Since October 2003, the European Commission (“EC”) has been developing a new EU regulatory framework for chemicals. The proposed new system called REACH (Registration, Evaluation and Authorization of Chemicals) would apply to all existing and new chemical substances produced or imported into the EU in quantities greater than one ton a year. Manufacturers or importers of these chemical substances would be obligated to register the substance with a central agency by submitting specified health, safety, risk and use information about the substance. On November 17, 2005, REACH was adopted by the European Parliament in the first reading of the draft legislation. On June 22, 2006, a common position was adopted by the EU Council with a view to passage of an amended REACH legislation. The common position was approved by the European Parliament in December 2006. REACH is expected to be effective in June 2007. As we are committed to continuing to supply our EU customers, we continue to implement plans to respond to the upcoming requirements of REACH.

The EC has been working with the European tire industry on a proposal to restrict the marketing and use of certain polycyclic aromatic hydrocarbons (“PAHs”) in extender oils and tires. This proposal to amend European Union Directive 76/769/EC would prohibit the use of extender oils containing high levels of eight PAHs classified as carcinogenic according to the EC in tires beginning January 1, 2009. The proposal’s objective is to reduce the emission of tire debris that contains carcinogens into the environment to an acceptable level. The EC is now considering whether to extend this proposal to all potential sources of PAHs in tires. In non-adsorbed forms, some PAHs have been found to be carcinogens in animal studies. PAHs adsorbed to carbon blacks, however, have been shown by scientific studies dating back to the mid-1980’s to be tightly bound to the carbon black particle surface.

On May 15, 2002, the United States Environmental Protection Agency (“EPA”) signed the final rule amending the Generic Maximum Achievable Control Technology (“MACT”) standards to add National Emissions Standards for Hazardous Air Pollutants (“NESHAP”) for the carbon black production source category (“Carbon Black MACT”) as required under Title III of the Clean Air Act Amendments of 1990. This new rule was published in the Federal Register on July 12, 2002 and became effective for carbon black plants located in the United States on July 12, 2005. EPA has identified hazardous air pollutants (“HAPs”) associated with the production of carbon black. The Carbon Black MACT requires 98% elimination of HAPs emissions from process vents on facility main unit filters. This is generally accomplished by combusting the tail gas vented from these filters. We were granted a one-year extension by the West Virginia Department of Environmental Protection’s Division of Air Quality (“DAQ”) to comply with the new Carbon Black MACT at our Ohio River facility in Waverly, West Virginia. The December 2004 Consent Order between the Company and DAQ provided that the Ohio River facility would install the necessary controls to comply with the Carbon Black MACT by July 12, 2006 and Cabot satisfactorily complied with that extension.

We are experiencing increased interest by environmental regulatory agencies worldwide in the air emissions associated with our manufacturing operations, particularly our carbon black plants. This increased scrutiny by regulatory bodies indicates a trend toward more restrictive air emission limits globally. In addition, global interest in the reduction of greenhouse gas emissions will likely have some impact on the carbon black industry. In December 2005, the EC published a new directive that includes carbon black manufacturing in the combustion sector and includes carbon black manufacturing in Phase II of the Emission Trading Scheme for the period 2008 to 2012. Various member states have included carbon black facilities in their draft national allocation plans, including the U.K. and the Netherlands. At the present time, we are in negotiations with the various member states to achieve adequate allocations.

Since the terrorist attacks in the U.S. on September 11, 2001, various U.S. agencies and international bodies have adopted new requirements that impose increased security requirements on certain manufacturing and industrial facilities and locations. These security-related requirements involve the preparation of security assessments and security plans in some cases, and in other cases the registration of certain facilities with specified governmental authorities. We are closely monitoring all security related regulatory developments and believe we are in compliance with all existing requirements. Compliance with such requirements is not expected to have a material adverse effect on our operations.

Financial Information About Segments, Foreign and Domestic Operations and Export Sales

Segment financial data are set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and in Note U of the Notes to the Company’s Consolidated Financial Statements, which appears in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2006. A significant portion of our revenues and operating profits is derived from overseas operations. The profitability of our segments is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. (See the Geographic Information portion of Note U for further information relating to sales and long-lived assets by geographic area and Management’s Discussion and Analysis of Financial Condition and Results of Operations.) Currency fluctuations and nationalization and expropriation of assets are risks inherent in international operations. We have taken steps we deem prudent in our international operations to diversify and otherwise to protect against these risks, including the use of foreign currency financial instruments to reduce the risk associated with changes in the value of certain foreign currencies compared to the U.S. dollar. (See the Risk Management discussion contained in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A below, and Note T of the Notes to the Company’s Consolidated Financial Statements, which appears in Item 8).

Item 1A.                Risk Factors

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

Changes in supply-demand balance at our plants and the industries in which we operate may adversely affect our financial results.

Our key customers in mature carbon black markets such as North America and Western Europe continue to shift their manufacturing capacity from those regions to developing regions such as Asia, South America and Eastern Europe. Although we are responding to meet these market demand conditions, we cannot be certain that we will be successful in expanding capacity in developing regions (which depends in part on economic and political conditions in these regions and, in some cases, on our ability to acquire or form strategic business alliances) or in reducing capacity in mature regions commensurate with industry demand. Similarly, demand for our customers’ products and our competitors’ reactions to market conditions could affect our results.

In addition, our rubber blacks, performance products and fumed metal oxides product lines are sensitive to changes in industry capacity utilization. As a result, pricing tends to decrease when capacity utilization in these product lines decreases, which could affect our financial performance.

We depend on a group of key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

Our success in strengthening relationships and growing business with our largest customers and retaining their business over extended time periods could affect our future results. Three major tire customers, one silicones customer, four capacitor materials customers and one microelectronics customer represent a material portion of our total net sales and operating revenues. In fiscal year 2006, sales to The Goodyear Tire and Rubber Company by our rubber blacks product line accounted for approximately 14% of our consolidated revenues. The loss of any one or more of our important customers, or a reduction in volumes sold to them because of a work stoppage or other disruption, could materially adversely affect our results of operations until such business is replaced or the disruption ends. Any deterioration of the financial condition of any of our customers that impairs their ability to make payments to us also could affect our future results and financial condition.

In addition, a material portion of our sales are made to customers under long-term and annual contracts. The loss or expiration of any of these customer contracts could increase the volatility of our business results.

Increases in the price of raw materials or their reduced availability could increase our cost of goods and decrease our profitability.

The cost, availability and quality of raw materials affect our results. Dramatic increases in such costs or decreases in the availability of raw materials at acceptable costs could have an adverse effect on our results of operations. For example, if proposed environmental regulations applicable to the European carbon black industry that call for a reduction in the annual average sulfur content in carbon black feedstock are adopted, we may experience some difficulty obtaining low sulfur feedstock at an acceptable cost for our European operations. Moreover, although our long-term and some of our annual carbon black supply contracts provide for a price adjustment to account for changes in feedstock costs, there is a lag between the time when feedstock costs are incurred by us and the time when prices are adjusted under the contracts. Accordingly, we may not be able to pass increased costs along to our customers during the quarter in which they occur, which can have a significant negative impact in a given quarter. For non-contract sales, we may not be able to increase prices at all or in an amount sufficient to compensate for higher feedstock costs. In addition, it is possible that a supply contract with a price adjustment mechanism could expire by its terms before we are able to recapture fully our raw material cost increases.

Fluctuations in foreign currency exchange and interest rates could affect our financial results.

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In 2006, we used 15 functional currencies in addition to the U.S. dollar and derived a substantial amount of our revenues in 2006 from sales outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses as well as assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net revenues, operating income and the value of balance sheet items denominated in foreign currencies. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. In addition, we are exposed to adverse changes in interest rates. We manage these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments as well as foreign currency debt. We cannot be certain, however, that our financial risk management program will be successful in reducing the risks inherent in exposures to foreign currency and interest rate fluctuations.

We are exposed to political or country risk inherent in doing business in some countries.

These risks may include nationalization and expropriation of assets or other actions of governments, importing and exporting issues, contract loss and asset abandonment.

Plant capacity expansions may be delayed and not achieve the expected benefits.

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

Our efforts to maintain or increase our margins may not be successful.

We have undertaken and will continue to undertake cost reduction initiatives and organizational restructurings to improve operating efficiencies and generate cost savings. We cannot be certain that we will be able to complete these initiatives as planned or that the estimated operating efficiencies or cost savings from such activities will be realized.

In addition to cost reduction initiatives, we try to maintain or improve margins on our non-contracted sales through price increases. However, such increases may not be accepted by our customers, may not be sufficient to compensate for increased raw material and energy costs, or may decrease demand for our products and our volume of sales.

We spend a significant amount of money developing new businesses.

Our strategic focus includes optimizing our core businesses and investing the cash and intellectual resources they generate in developing new businesses. We cannot be certain that the costs we incur investing in these new businesses will result in a proportional increase in revenues or profits. In addition, the timely commercialization of products that we are developing may be disrupted or delayed by manufacturing or other technical difficulties, market acceptance or insufficient market size to support a new product, competitors’ new products, and difficulties in moving from the experimental stage to the production stage. These delays could affect our future results.

Any failure to realize benefits from joint ventures, acquisitions or alliances could adversely affect future financial results.

As part of our strategies for growth and improved profitability, we have made and may continue to make acquisitions and investments and enter into joint ventures. The success of acquisitions of new technologies, companies and products, or arrangements with third parties is not predictable and we may not be successful in realizing our objectives as anticipated.

We may be required to impair or write-off certain assets if our assumptions about future sales and profitability prove incorrect.

In our analysis of the recoverability of certain assets, namely inventory, property, plant and equipment, intangible assets and deferred tax assets, we have made assumptions about future sales (pricing, volume and region of sale), costs, cash generation and the ultimate profitability of the business and/or tax jurisdiction. These assumptions were based on management’s best estimates and if the actual results differ significantly from these assumptions, we may not be able to realize the value of the assets recorded as of September 30, 2006, which could lead to an impairment or write-off of certain of these assets in the future.

Our operations involve the handling of hazardous materials, and we are subject to extensive safety, health and environmental requirements, which could increase our costs and/or reduce our revenues.

Our ongoing operations are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to safety, health and environmental matters (“SH&E Requirements”), many of which provide for substantial monetary fines and criminal sanctions for violations.  In addition, the operation of a chemical manufacturing business as well as the sale and distribution of chemical products involve safety, health and environmental risks. For example, the production and/or processing of carbon black, fumed metal oxides, tantalum, niobium, aerogels and other chemicals involve the handling, transportation, manufacture or use of certain substances or components that may be considered toxic or hazardous within the meaning of applicable SH&E Requirements. The transportation of chemical products and other activities associated with the manufacturing process have the potential to cause environmental or other damage as well as injury or death to employees or third parties.

We could incur significant expenditures in connection with such operational risks. We believe that our ongoing operations comply with current SH&E Requirements in a manner that should not materially affect our earnings or cash flow in an adverse manner. We can not be certain,  however, that significant costs or liabilities will not be incurred with respect to SH&E Requirements and our operations. Moreover, we are not able to predict whether future changes or developments in SH&E Requirements will affect our earnings or cash flow in a materially adverse manner.

Litigation or legal proceedings could expose us to significant liabilities and thus negatively affect our financial results.

As more fully described in “Item 3—Legal Proceedings,” we are a party to or the subject of lawsuits, claims, and proceedings, including those involving contract, environmental, antitrust, and health and safety matters as well as product liability and personal injury claims relating to asbestosis, silicosis and berylliosis, and exposure to various chemicals. Adverse rulings, judgments or settlements in pending or future litigation (including carbon black antitrust claims and liabilities associated with respirator claims) could cause our results to differ materially from those expressed or forecasted in any forward-looking statements.

The continued protection of our patents and other proprietary intellectual property rights are important to our success.

Our patent and other intellectual property rights are important to our success and competitive position. We own various patents and other intellectual property rights in the United States and other countries covering many of our products, as well as processes and product uses. In addition, we are a licensee of various patents and intellectual property rights belonging to others in the United States and other countries. Because the laws and enforcement mechanisms of some countries may not allow us to protect our proprietary rights to the same extent as we are able to in the United States, the strength of our intellectual property rights will vary from country to country.

Irrespective of our proprietary intellectual property rights, we may be subject to claims that our products, processes or product uses infringe the intellectual property rights of others. These claims, even if they are without merit, could be expensive and time consuming to defend and if we were to lose such claims, we could be subject to injunctions and/or damages, or be required to enter into licensing agreements requiring royalty payments and/or use restrictions. Licensing agreements may not be available to Cabot, and if available, may not be available on acceptable terms.

Changes in our effective tax rate may have an adverse effect on our results of operations.

Our future effective tax rates may be adversely affected by a number of factors including the jurisdictions in which profits are determined to be earned and taxed; the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions; changes in available tax credits; changes in share-based compensation expense; changes in the estimated realization of our deferred tax assets and liabilities; changes in tax laws or the interpretation of such tax laws; and the resolution of issues arising from tax audits with various tax authorities. Any significant increase in our future effective tax rates could adversely affect net income for future periods.

Natural disasters could affect our operations and financial results.

We operate facilities in areas of the world that are exposed to natural hazards, such as hurricanes and earthquakes. Such events could disrupt our supply of raw materials or otherwise affect production, transportation and delivery of our products or affect demand for our products.

Our business is subject to other general business risks.

In addition to the factors described above, the following other factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed or implied by any forward-looking statements: changes in the rate of economic growth in the United States and other international economies; changes in trade, monetary and fiscal policies throughout the world; stock market conditions; acts of war and terrorist activities; and the impact of global health, safety and environmental concerns on economic conditions and market opportunities.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Cabot’s corporate headquarters are in leased office space in Boston, Massachusetts. We also own or lease office, manufacturing, storage, distribution, marketing and research and development facilities in the United States and in foreign countries. As of December 6, 2006, the locations of our principal manufacturing and/or administrative facilities are set forth in the table below. Unless otherwise indicated, all the properties are owned.

Segment Using Facility
Location by Cabot Business Region	Carbon Black	Metal Oxides	Supermetals	Specialty Fluids
North America
Alpharetta, GA*(1)	X	X	X
Tuscola, IL		X
Centerville, LA	X
Ville Platte, LA	X
Billerica, MA	X	X	X
Haverhill, MA	X
Midland, MI		X
Albuquerque, NM*	X
Boyertown, PA			X
Pampa, TX	X
The Woodlands, TX*				X
Waverly, WV	X
Lac du Bonnet, Manitoba**			X	X
Sarnia, Ontario	X
Europe
Loncin, Belgium	X
Leuven, Belgium*(1)	X	X		X
Pepinster, Belgium	X
Valmez, Czech Republic**	X
Dukinfield, England	X
Stanlow, England	X
Berre, France	X
Port Jerome, France**	X
Suresnes, France*	X
Frankfurt, Germany*		X
Hanau, Germany	X	X
Rheinfelden, Germany		X
Grigno, Italy	X
Ravenna, Italy	X
Bergen, Norway*				X
Aberdeen, Scotland*				X
Botlek, The Netherlands**	X
Barry, Wales*		X

(1)          Regional Shared Service Center

*                    Leased premises

**             Building(s) owned by Cabot on leased land

Segment Using Facility
Location by Cabot Business Region	Carbon Black	Metal Oxides	Supermetals	Specialty Fluids
China
Jiangxi Province, China**		X
Tianjin, China**	X
Shanghai, China*(1)	X	X
Shanghai, China** (plant)	X
Asia Pacific
Hong Kong, China**	X
Maharashtra, India**	X
Mumbai, India*	X
Cilegon, Indonesia**	X
Jarkarta, Indonesia*	X
Merak, Indonesia	X
Kawahigashi-machi, Japan**			X
Ichihara, Japan	X
Shimonoseki, Japan**	X
Tokyo, Japan*	X	X	X
Kuala Lumpur, Malaysia*(1)	X	X
South America
Campana, Argentina	X
Maua, Brazil	X
Sao Paulo, Brazil*(1)	X	X
Cartagena, Colombia	X

(1)          Regional Shared Service Center

*                    Leased premises

**             Building(s) owned by Cabot on leased land

Cabot holds a 50% interest in a joint venture that manufacturers fumed silica at a facility in Mettur Dam, India and has a sales office in Chennai, India. Cabot also holds the ownership interests set forth below in carbon black manufacturing facilities at the following locations:

Location	Percentage Interest
Port Dickson, Malaysia	49%
Valencia, Venezuela	47.5%
Tampico, Mexico	40%

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

Item 3.                        Legal Proceedings

The Company is a defendant in various lawsuits and environmental proceedings wherein substantial amounts are claimed. The following is a description of the significant proceedings pending as of September 30, 2006, unless otherwise specified.

Environmental Proceedings

During the summer of 1998, Cabot joined a group of companies in forming the Ashtabula River Cooperative Group (“ARCG”), which collectively agreed on an allocation for funding private party shares of a public/private partnership (the Ashtabula River Partnership (the “ARP”)), established to conduct navigational dredging and environmental restoration of the Ashtabula River (the “River”) in Ashtabula, Ohio. The ARP expects to obtain additional funding from the federal government for the project under the Great Lakes Legacy Act (“GLLA”) and the Water Resources Development Act (“WRDA”). In December 2005, the EPA announced the approval of a project to dredge the upstream portion of the river under GLLA, with a 50% cost sharing by the federal government. The remaining downstream portion is expected to be approved under WRDA, and all of the dredging costs and 90% of the disposal costs for the downstream portion of the project are eligible for federal funding under WRDA. The State of Ohio has pledged a contribution of $7 million to the project, which will reduce the cost to be borne by the non-federal participants. The ARCG has agreed to bear a substantial percentage of the remaining costs, of which Cabot expects to have a significant share. Dredging of the upstream portion of the River began in 2006 and is scheduled to be completed in late 2007. In addition, the ARCG has received a notice of claim from the Ashtabula River Natural Resources Trustees for natural resource damages related to the River and the amount of that claim remains to be negotiated. The restoration project under GLLA and WRDA should substantially reduce the magnitude of the natural resources damages claim.

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

The EPA has completed an investigation of certain areas surrounding Cabot’s Boyertown, Pennsylvania facility. The investigation was prompted by media reports of complaints by area farmers of health impacts and damage to livestock and crops allegedly associated with emissions from the Boyertown facility. In a report dated November 2000, the EPA stated that increased concentrations of some elements in environmental media at locations near the Boyertown site did not pose a health threat to the broad community necessitating a cleanup action by the EPA. The EPA report concluded that it could find no relationship between industrial emissions and reported poor farm production and animal health concerns. Two neighboring farmers brought an action against Cabot in September 2001 in a state court in Pennsylvania alleging damage to their farms over a multi-year period. Cabot removed the suit to federal court, the Eastern District of Pennsylvania, and moved for summary judgment on statute of limitations grounds. In May 2004, the Court granted the motion and dismissed all of the farmers’ claims to the extent they arose from Cabot’s activities prior to November 10, 1998. The farmers unilaterally dismissed their remaining claims in November 2004. The farmers filed an appeal of the limitations decision to the Third Circuit Court of Appeals in November 2004 and oral arguments were heard in October 2005. In May 2006, the Third Circuit Court of Appeals reversed the district court and remanded the case to district court for a trial of the pre-1998 claims. The trial is scheduled for April 2007.

Cabot has several environmental-related lawsuits pending in Campana, Argentina related to our carbon black plant in Campana. Those lawsuits were filed between 2003 and 2006 by several residential neighbors living near the industrial area where Cabot’s plant is located. The lawsuits also name other industrial companies operating in the Campana area. The plaintiffs seek monetary damages for property damage and other injury allegedly caused by emissions from neighboring industrial facilities. We believe the claims relative to Cabot are without merit.

Cabot has received various requests for information and notifications that it may be a PRP at several other Superfund sites.

As of September 30, 2006, approximately $13 million was reserved for environmental matters by the Company. The operational and maintenance component of this reserve includes $4 million on a net present value basis or $6 million on an undiscounted basis. This amount represents our current best estimate of costs likely to be incurred for remediation based on our analysis of the extent of cleanup required, alternative cleanup methods available, abilities of other responsible parties to contribute and our interpretation of laws and regulations applicable to each site described above.

Other Proceedings

Respirator Liabilities

We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (1) AO’s insurance coverage for the period prior to the 1990 acquisition, and (2) a former owner’s indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982. Generally, these respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of respirators that are claimed to have been negligently designed or labeled.

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

As of December 31, 2002, there were approximately 50,000 claimants in pending cases asserting claims against AO in connection with respiratory products. As of September 30, 2003, 2004, 2005 and 2006 there were approximately 87,000, 91,000, 92,000 and 63,000 claimants, respectively. A large portion of the claims asserted during 2003 were filed in Mississippi and appear to have been prompted by changes in Mississippi’s state procedural laws, which caused claimants to file their claims prior to the effective date of these changes. In 2005, a federal judge ruled that many of the “diagnoses” presented in a broad silicosis class action were unreliable. As a consequence of this ruling, silica and non-malignant asbestos claims filed throughout the country have dropped significantly for AO and for defendants in general in non-malignant asbestos and silica cases. In addition, many of the claims filed against AO during 2003, 2004 and 2005, which were pending as of September 30, 2005, have been dismissed without payment. It is not clear at this time whether this reduction in silica and non-malignant asbestos claims will continue or stabilize or whether the number of these claims will rebound.

Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. In order to quantify our estimated share of liability for pending and future respirator liability claims, we engaged through counsel the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm in the field of tort liability valuation. The methodology developed by HR&A addresses the complexities surrounding our potential liability by making assumptions about future claimants with respect to periods of asbestos exposure and respirator use. Using those and other assumptions, HR&A estimated the number of future claims that would be filed and the related costs that would be incurred in resolving those claims. On this basis, HR&A then estimated the net present value of the share of these liabilities that reflected our period of direct manufacture and our actual contractual obligations assuming that all other members of the Payor Group meet their obligations. Based on the HR&A estimates, we have recorded on a net present value basis an $18 million reserve ($28 million on an undiscounted basis) to cover our estimated share of liability for pending and future respirator claims.

Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) a continuation in the recent trend of dismissals without payment of pending silica and non-malignant asbestos claims that began this year, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of members of the Payor Group, and (viii) a determination that our interpretation of the contractual obligations on which we have estimated our share of liability is inaccurate. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

Carbon Black Antitrust Litigation

During fiscal year 2003, the Company, Phelps Dodge Corporation, Columbian Chemicals Co., Degussa Engineered Carbons, LP, Degussa AG, and Degussa Corporation (referred to collectively as the “Defendants”), were named in fifteen antitrust lawsuits filed in several federal district courts, one of which was dismissed. The complaints were filed by the plaintiffs on their own behalf and on behalf of all individuals or entities who purchased carbon black in the United States directly from the Defendants from approximately 1999 until the present (the “Period”) and allege that the Defendants conspired to fix, raise, maintain or stabilize prices for carbon black sold in the United States during the Period. In their complaint, the plaintiffs seek treble damages in an unspecified amount and attorneys’ fees. Liability for damages in antitrust cases is joint and several among the defendants. In August 2003, the pending federal cases were consolidated by a multi-jurisdictional panel and transferred to the federal court for the District of Massachusetts. In the second quarter of fiscal 2005, the Defendants were named in an antitrust lawsuit filed in federal district court in New York. This action was consolidated with the other pending federal cases. In June 2006, the Defendants filed a motion for summary judgment. Arguments on the motion were heard in October 2006. In November 2006, the plaintiffs filed a pleading seeking the court’s approval of a $4 million settlement with the Degussa defendants. In the pleading, the plaintiffs estimated their total damages (subject to trebling) to be approximately $100 million. We believe we have valid defenses to all of these claims, and will continue to assert them vigorously.

During fiscal years 2003 and 2004, the Company and the Defendants were named in nine actions filed in Superior Court of the State of California on behalf of a purported class of indirect purchasers of carbon black in the state of California from as early as November 1998 to the present. During fiscal years 2004 and 2005, the Company and the above Defendants were named in actions filed in state courts in the states of Florida, Kansas, Tennessee, South Dakota, North Carolina and New Jersey on behalf of all indirect purchasers of carbon black in these respective states. Each of these complaints asserts violations under the applicable state laws for conduct that is similar to what is alleged in the federal cases described above. The plaintiffs in the state actions also seek treble damages in an unspecified amount and attorneys’ fees. All nine pending California actions have been consolidated in the Superior Court in the State of California (City and County of San Francisco). We believe we have valid defenses to all of these claims, and will continue to assert them vigorously.

Beryllium Claims

Cabot is a party to several pending actions in connection with its discontinued beryllium operations. Cabot entered the beryllium industry through an acquisition in 1978. We ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of our former beryllium business was sold to NGK Metals, Inc. in 1986. During the last several years, several individuals who have resided or worked for many years in the immediate vicinity of our former beryllium facility located in Reading, Pennsylvania have brought suits against Cabot and NGK for personal injury allegedly caused by beryllium particle emissions produced at that facility. Nine personal injury claims against Cabot are pending in state court in Pennsylvania. One of the claims was filed during the fourth quarter of fiscal 2006. Discovery is ongoing in these cases.

Since October 2003, approximately 50 individuals have asserted claims for medical monitoring now pending in numerous Pennsylvania state court actions. The plaintiffs allege contact with beryllium in various ways, including residence or employment in the area surrounding the Reading facility, employment at the Reading facility or contact with individuals who worked at the Reading facility. Discovery is underway in these cases. In June 2006, summary judgment was granted to Cabot in connection with the medical monitoring claims of three of these individuals. The plaintiffs filed an appeal in July 2006.

There are also six beryllium product liability cases pending in state courts, five of which are pending in California and one of which is pending in Washington. Four California cases are stayed by court order pending the testing of the plaintiffs for beryllium exposure, and discovery is underway in the fifth California case. The Washington case is not active at this time. In August 2006, a case pending in Florida was voluntarily dismissed with prejudice by the plaintiffs.

In September 2006, Cabot was one of several named defendants in Anthony v. Small Tube Manufacturing Corp. et al., a class action complaint filed in the United States District Court for the Eastern District of Pennsylvania on behalf of certain present and former employees of the U.S. Gauge Inc. facility in Sellersville, Pennsylvania. U.S. Gauge is a company alleged to have purchased the beryllium-containing products from Cabot. The class action alleges that the present and former employees were exposed to beryllium dust and fumes during the machining of beryllium-containing products purchased from Cabot and that they are therefore entitled to receive medical monitoring. There are three other companies named as defendants in the case. Cabot has filed an answer, cross-claims and third-party counterclaims. Discovery in the case has not yet begun.

In December 2006, Cabot was one of several named defendants in Sheridan et al. v. NGK North America, Inc., et al., a class action complaint filed in the Pennsylvania Court of Common Pleas of Philadelphia County on behalf of persons who resided within a one mile radius of the Reading facility for a period of at least six months between 1950 and 2000. The class action alleges that these persons were exposed to emissions of beryllium from the Reading plant and are, therefore, entitled to receive medical monitoring. Cabot has not yet responded to the complaint and discovery in the case has not yet begun.

We believe that we have valid defenses to all of these beryllium actions and will assert them vigorously in the various venues in which claims have been asserted. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of these matters.

Other Matters

On July 29, 2002, AVX Corporation commenced an action against us in the United States District Court for the District of Massachusetts. The complaint involved a tantalum supply agreement between Cabot and AVX, one of our tantalum supply customers, and alleged unfair and deceptive trade practices, breach of contract and other related matters. This action was dismissed during fiscal year 2003. In connection with the dismissal, we filed an action against AVX in the Business Litigation Section of the Superior Court of Massachusetts seeking declaratory judgment as to the validity of the supply agreement, as well as a declaration that we are not in breach of an alleged prior agreement, that Cabot did not engage in unfair and deceptive trade practices and other related matters. In October 2003, we filed a motion for summary judgment as to all but one claim in dispute. In June 2004, the Court granted our partial summary judgment motion regarding these matters, leaving as the only remaining dispute whether some of the product supplied by Cabot under the supply agreement with AVX was in conformity with contract specifications. During the fourth quarter of fiscal 2005, AVX dismissed the remaining claims regarding product conformity without prejudice. In October 2005, AVX filed an appeal of the Court’s June 2004 decision granting Cabot partial summary judgment. Oral argument on the appeal is currently scheduled to be held in January 2007.

On March 8, 2004, AVX filed another action against us in the United States District Court for the District of Massachusetts. This complaint alleged that we violated the federal antitrust laws in connection with the tantalum supply agreement between Cabot and AVX by tying the purchase of one type of tantalum product by AVX to the purchase of other types. In November 2004, the District Court granted Cabot’s motion to dismiss this complaint on procedural grounds. During the fourth quarter of fiscal 2005, the First Circuit Court of Appeals reversed the District Court’s dismissal and remanded the matter back to District Court. In March 2006, Cabot again sought dismissal of this action on procedural grounds. The motion was denied by the District Court in July 2006. Discovery is proceeding in this matter.

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

We believe we have valid defenses to all of AVX’s claims against us and will continue to assert them vigorously.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Set forth below is certain information about Cabot’s executive officers. Ages are as of December 6, 2006.

Kennett F. Burnes, age 63, is Cabot’s Chairman of the Board, President and Chief Executive Officer. Mr. Burnes joined Cabot in 1987 as Vice President and General Counsel. He was appointed Executive Vice President in October 1988, a position he held until 1995. Mr. Burnes was appointed President of Cabot in 1995 and Chairman of the Board and Chief Executive Officer in 2001. Mr. Burnes also served as Chief Operating Officer from March 1996 until 2001.

Dirk L. Blevi, age 58, is Executive Vice President and General Manager of the European region and a director of the Company. Mr. Blevi also has management oversight responsibilities for the aerogel product line and the Specialty Fluids Business. Mr. Blevi joined Cabot in 1975 as Product Manager for Cabot’s then plastics business, which is now part of our performance products product line. From 1975 to 1993, Mr. Blevi held a variety of management positions in the plastics business and in March 1993 became its General Manager. He was appointed Vice President of Cabot in February 1994, and Executive Vice President and a director in September 2004. Mr. Blevi has held his current position of General Manager of the European region since January 2000.  He has exercised management oversight responsibilities for the aerogel product line since early 2003 and for the Specialty Fluids Business since July 2006.

William J. Brady, age 45, is Executive Vice President and General Manager of Cabot’s Carbon Black Business. Mr. Brady joined Cabot in 1986 as a salesperson for the special blacks product line, which is now part of performance products. From 1989 until 1997, Mr. Brady held a variety of special blacks-related management positions. In March 1997, he was named General Manager of special blacks, a position he held until January 2000. Mr. Brady was also appointed Vice President of Cabot in March 1997. From January 2000 to July 2003, Mr. Brady served as General Manager of the fumed metal oxides product line. Mr. Brady was appointed Executive Vice President in March 2003, named General Manager of Cabot’s Carbon Black Business in July 2003, and also served as General Manager of inkjet colorants from July 2004 to November 2005.

Jonathan P. Mason, age 48, is Executive Vice President and Chief Financial Officer. Mr. Mason joined Cabot as Chief Financial Officer in January 2006 and was appointed Executive Vice President in March 2006. Prior to joining Cabot, Mr. Mason had served since March 2005 as Vice President of Finance and Treasurer of International Paper, a global forest products, paper and packaging company. From 2000 to March 2005, he was Chief Financial Officer of Carter Holt Harvey, a global paper company in Auckland, New Zealand, which was partially owned by International Paper during those years. Before joining International Paper, Mr. Mason worked for ExxonMobil between 1985 and 1990 in various roles in its Treasury Department.

Brian A. Berube, age 44, is Vice President and General Counsel. Mr. Berube joined Cabot in 1994 as an attorney in Cabot’s law department and became Deputy General Counsel in June 2001. Mr. Berube was appointed Vice President in March 2002 at which time he was also named Business General Counsel. Mr. Berube has been General Counsel since March 2003.

Eduardo E. Cordeiro, age 39, is Vice President and General Manager of Cabot’s Supermetals Business. Mr. Cordeiro also co-manages CSMP. Mr. Cordeiro joined Cabot in 1998 as Manager of Corporate Planning and served in that position until January 2000. Mr. Cordeiro was Director of Finance and Investor Relations from January 2000 to March 2002, Corporate Controller from March 2002 to July 2003, and General Manager of the fumed metal oxides product line from July 2003 to January 2005. Mr. Cordeiro was appointed Vice President in March 2003 and General Manager of the Supermetals Business in January 2005.

Ravijit Paintal, age 45, is Vice President and General Manager of the Metal Oxides Business. Mr. Paintal joined Cabot in January 2003 as a member of Cabot’s Corporate Planning group and became General Manager of the aerogel product line in August 2003. Mr. Paintal was appointed General Manager of fumed metal oxides in January 2005 and Vice President in March 2005. Before joining Cabot, Mr. Paintal worked with the Boston Consulting Group as a management consultant and with Schlumberger Oilfield Services in various international positions.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Cabot’s Common Stock is listed for trading (symbol CBT) on the New York and Boston exchanges. As of December 5, 2006, there were approximately 1,250 holders of record of Cabot’s Common Stock. The price range in which the stock has traded, as reported on the composite tape, and the quarterly cash dividends for the past two years are shown below.

Stock Price and Dividend Data

	December	March	June	September
Fiscal 2006
Cash dividends per share	$0.16	$0.16	$0.16	$0.16
Price range of common stock:
High	$36.88	$39.50	$36.55	$37.34
Low	$30.42	$33.26	$31.48	$30.50

	December	March	June	September
Fiscal 2005
Cash dividends per share	$0.16	$0.16	$0.16	$0.16
Price range of common stock:
High	$39.27	$39.20	$33.63	$36.64
Low	$32.46	$32.80	$27.66	$30.95

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its equity securities during the quarter ended September 30, 2006:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Program
July 1, 2006 – July 31, 2006	21,571	$18.37	8,337	2,646,502
August 1, 2006 – August 31, 2006	1,002,260	$31.53	1,000,860	1,645,642
September 1, 2006 – September 30, 2006	26,834	$9.48	334	1,645,308
Total	1,050,665		1,009,531

(1)          On May 14, 2004, the Company announced publicly that the Board of Directors had authorized the repurchase of up to five million shares of the Company’s common stock in the open market or in privately negotiated transactions. This authority does not have a set expiration date. Included in the shares repurchased from time to time by Cabot under this authorization are shares of common stock repurchased from employees to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock  under the Company’s equity incentive plans. During the fourth fiscal quarter, of the 1,009,531 shares repurchased pursuant to this authorization, 999,943 shares were repurchased on the open market and 9,588 shares were repurchased from employees to satisfy tax withholding obligations. From time to time, the Company also repurchases shares of unvested purchase restricted stock from employees whose employment is terminated before such shares vest. These shares are repurchased pursuant to the terms of the Company’s equity incentive plans and are not included in the shares repurchased under the May 2004 Board authorization. The purchase price for these shares is the employee’s original purchase price for such stock, which under the terms of the Company’s long term incentive compensation program since 1999 has been an amount equal to 30% of the fair market value of such shares on the date of the grant. During the fourth fiscal quarter, the Company repurchased 41,134 shares pursuant to the terms of its equity incentive plans. The average price per share paid for those shares was $8.93.

Item 6.                        Selected Financial Data

Years Ended September 30
2006	2005	2004	2003	2002
(Dollars in millions, except per share amounts and ratios)
Consolidated Income (Loss)
Net sales and other operating revenues	$2,543	$2,125	$1,934	$1,795	$1,557
Gross profit	419	433	477	422	429
Selling and administrative expenses	235	240	217	251	233
Research and technical expense	58	59	53	64	48
Goodwill and long-lived asset impairment charge	—	211	—	—	—
Income (loss) from operations(a)	126	(77)	207	107	148
Net interest expense and other income and charges(b)	(29)	(16)	(43)	(13)	(14)
Income (loss) from continuing operations	97	(93)	164	94	134
Benefit (provision) for income taxes(c)	(9)	45	(39)	(17)	(30)
Equity in net income of affiliated companies	12	12	6	5	5
Minority interest	(12)	(12)	(9)	(7)	(4)
Income from operations of discontinued businesses(d)	2	—	2	5	1
Charges from cumulative effect of changes in accounting principles	(2)	—	—	—	—
Net income (loss)	$88	$(48)	$124	$80	$106
Common Share Data
Diluted Net income (loss):
Continuing operations	$1.28	$(0.84)	$1.79	$1.08	$1.48
Discontinued operations:
Income from operations of discontinued businesses	0.03	—	0.03	0.06	0.02
Loss from cumulative effect of changes in accounting principles	(0.03)	—	—	—	—
Net income (loss)	$1.28	$(0.84)	$1.82	$1.14	$1.50
Dividends	$0.64	$0.64	$0.60	$0.54	$0.52
Closing prices	$37.20	$33.01	$38.57	$28.51	$21.00
Average diluted shares outstanding—millions(e)	68	60	68	70	71
Shares outstanding at year end—millions	64	63	63	62	62
Consolidated Financial Position
Total current assets	$1,255	$1,246	$1,171	$1,108	$931
Net property, plant and equipment	964	834	920	916	890
Other assets	315	294	335	301	277
Total assets	$2,534	$2,374	$2,426	$2,325	$2,098
Total current liabilities	$505	$433	$372	$376	$295
Long-term debt	459	463	506	516	495
Other long-term liabilities and minority interest	374	379	357	354	331
Stockholders’ equity	1,196	1,099	1,191	1,079	977
Total liabilities and stockholders’ equity	$2,534	$2,374	$2,426	$2,325	$2,098
Working capital	$750	$813	$799	$732	$636
Selected Financial Ratios
Income (loss) from continuing operations as a percentage of sales	3%	(2)%	6%	4%	7%
Return on average stockholders’ equity	7%	(4)%	11%	7%	11%
Net debt to capitalization ratio	22%	24%	24%	22%	27%
Earnings to fixed charges ratio	4	x	(1	)x	6	x	4	x	5	x
Return on investment(f)	7%	(1)%	10%	7%	10%

(a)           Income (loss) from operations for 2006 includes charges of $10 million for global restructuring, $11 million of charges related to the closure of our Altona facility, $3 million of cost reduction initiatives and a $27 million payment to Sons of Gwalia. Income (loss) from operations for 2005 includes charges of $16 million for restructuring and $15 million of charges for cost reduction initiatives in the Supermetals Business. Income from operations for 2004 includes a charge of $6 million for restructuring, income of $2 million for a reduction of the respirator reserve and income of $1 million for other recoveries. Income from operations for 2003 includes charges of $51 million for restructuring, $14 million for acquired in-process research and development, $20 million for a reserve for respirator claims, $4 million for asset impairments and proceeds of $4 million for insurance recoveries. Income from operations for 2002 includes a $5 million charge for the respirator claims liability, a $5 million asset impairment, a $3 million charge to increase the environmental reserve, an $8 million charge related to the cancellation of an energy project, a $1 million charge for severance and the benefit of $8 million for insurance recoveries.

(b)          Net interest expense and other (charges) and income for 2006 includes a $8 million charge related to foreign currency translation adjustment write-off due to the substantial liquidation of our Altona entity. Other (charges) income for 2005 includes $2 million of insurance recoveries and $2 million of income related to foreign currency translation adjustments. Other (charges) income for 2004 includes charges of $12 million for an investment impairment and $3 million for currency translation adjustments. Other (charges) income for 2003 includes a $22 million charge for the impairment of two investments and proceeds of $35 million for the sale of an equity interest in an investment. Other (charges) income for 2002 includes $2 million of costs related to a currency translation adjustment at a closed plant and a $1 million charge for non-capitalizable currency transaction costs related to the acquisition of Cabot Supermetals Japan.

(c)           The Company’s effective tax rate for 2006 was a charge of 9%, which includes a $18 million tax benefit from the settlement of various tax audits during the year. The Company’s effective tax rate for 2005 was a benefit of 48%, which includes the effect of a $23 million tax settlement benefit. For fiscal years 2004, 2003 and 2002, the Company’s effective tax rate was 24%, 18% and 22%, respectively.

(d)          Discontinued operations for fiscal 2006 include amounts related to a favorable tax settlement recognized during the period related to our discontinued liquified natural gas (“LNG”) business. Discontinued operations include the LNG and Cabot Microelectronics businesses as well as other discontinued businesses.

(e)           The weighted average common shares outstanding for the year ending September 30, 2005 excludes approximately 8 million shares as those shares would have had an antidilutive effect due to the Company’s net loss position.

(f)             Return on investment is calculated using net income excluding net interest income and (expense) divided by, the average total debt and stockholders’ equity less the average cash and marketable securities during the periods presented.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cabot’s strategy focuses on optimizing our core businesses and product lines (rubber blacks, performance products, fumed metal oxides and tantalum) and investing the cash and intellectual resources they generate in new businesses and product lines (inkjet colorants, cesium formate, aerogel and Superior MicroPowders).

Over the past several years, drivers of demand and profitability for the Company have differed by business and product line. Demand for carbon black is driven primarily by vehicle miles driven and general economic conditions which influence the consumption of products that are produced using carbon black. Rubber blacks’ and performance products’ results have been driven by changes in raw material costs, by our ability to obtain sales price increases for our products commensurate with increases in raw material costs and by global and regional capacity utilization. Inkjet colorants’ demand and results have been driven by the use of our pigments by an increasing number of original equipment inkjet printer manufacturers (“OEM”), by more printer launches using our pigments at both new and existing OEM customers and by growth in the inkjet printer cartridge aftermarket. Demand for fumed metal oxides is largely driven by the construction, automotive and electronics industries as well as by general consumer product growth. Fumed metal oxides results have been driven by our traditional silicones and electronics market segments, by growth in developing regions of the world and by global fumed silica capacity utilization. Demand for tantalum is largely driven by the number of electronic devices being produced using tantalum capacitors versus competing materials. Since 2004, sales in the Supermetals Business have been transitioning from principally those under fixed-price, fixed-volume contracts to market-based arrangements. In 2006, sales under these fixed-price contracts accounted for approximately 30% of sales in the Supermetals Business. Profitability for the Business has largely been determined by the terms of these supply contracts, by the cost of ore under our long-term raw materials contracts and by our ability to implement cost reduction initiatives. Cesium formate demand is primarily driven by the level of drilling of high pressure oil and gas wells and by the petroleum industry’s acceptance of our product as a drilling and completion fluid for this application. Results in the Specialty Fluids Business have been driven by the size and type of jobs and by the percentage of our total available fluid being utilized in any given period in our principal North Sea market. Aerogel and Superior MicroPowders are both in their early formative stages and do not currently generate material revenue.

In response to the movement of tire manufacturing from the developed regions of North America and Western Europe to emerging regions of the world, we are concentrating our expansion in these emerging regions to support our customers. As a direct result of these market conditions and general economic growth in emerging regions we commissioned a new carbon black manufacturing facility in China and expanded our carbon black manufacturing capacity in Brazil during 2006. Additionally, we expanded our fumed silica business in emerging regions by commissioning new capacity in China during 2006.

During 2006, we experienced strong demand for all of our principal products. The Carbon Black Business experienced strong volume growth in rubber blacks and inkjet colorants. However, results for this Business were unfavorably impacted by significant increases in raw material costs in rubber blacks and performance products, particularly in the first half of the year, and by lower volumes in performance products due to price increases we implemented in response to these rising raw material costs. In the first quarter, we purchased Showa Denko K.K.’s 50% joint venture interest in Showa Cabot K.K. The rubber blacks product line benefited from the consolidation of the results of that entity during the fiscal year. During the fourth quarter, we announced a number of cost reduction initiatives, including the elimination of approximately 130 positions in sales, manufacturing, technical service and certain functional groups, aimed at reducing the overall costs in the Company, particularly in the carbon black product lines. In the Metal Oxides Business there was a shift in sales volumes within the fumed metal oxides product line, with decreases in sales to the silicones segment being more than offset by increases in sales to the electronics and niche market segments. Volume growth and high plant utilization in the fumed metal oxides product line more than offset increases in hydrogen and natural gas costs and the continued unfavorable earnings impact of business development efforts in the aerogel product line. The Supermetals Business was unfavorably impacted by lower prices and volumes during the year due to the continuing shift in sales from our long-term fixed-price, fixed-volume contracts to market-based arrangements. During the year, this Business substantially reduced its inventory, in part by curtailing production. While this reduction in inventory was part of our working capital initiative, it led to higher per-unit production costs, which reduced the Business’s earnings. In the second quarter, we entered into a new three-year tantalum ore supply agreement with the Sons of Gwalia that has a higher price for ore than we paid under our prior agreement, but at a significantly reduced annual volume commitment. These negative impacts were partially offset by benefits achieved from previously initiated efforts to reduce the cost structure of the Business. In the Specialty Fluids Business, reduced drilling activity in the North Sea resulted in lower fluid utilization and slightly reduced profitability.

Our consolidated working capital decreased during the year, which increased our operating cash flow. We focused our efforts on improving our overall working capital position in the face of higher raw material costs in the carbon black product lines. As a result of these efforts, we reduced raw material and finished goods inventory levels in rubber blacks and performance products and in the Supermetals Business. Working capital and operating cash flow are discussed in more detail in the cash flow and liquidity section below.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if 1) the estimate is complex in nature or requires a high degree of judgment and 2) different estimates and assumptions were used, the result could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our policies and estimates. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates that we believe are critical to the preparation of the Consolidated Financial Statements are presented below.

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

Under certain multi-year supply contracts with declining prices and minimum volumes, we recognize revenue based on the estimated average selling price over the contract lives. As of September 30, 2006 and 2005, we had less than $1 million and $1 million, respectively, of deferred revenue related to these supply agreements, representing the difference between the billed price and the estimated average selling price. The deferred revenue is expected to be recognized as customers purchase the contracted minimum volumes through the first quarter of fiscal 2007.

Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price in accordance with Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs.” Shipping and handling costs are included in cost of sales.

Our trade receivables are recorded at the invoiced amount and do not bear interest. Certain receivables in China may be settled with bank issued non-interest bearing notes. We periodically sell a portion of these notes receivables in China at a discount. These transactions are accounted for as sales and the difference between the proceeds from the sale and the carrying value of the receivables is recognized as a loss on the sale of receivables.

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and other economic information on both a historical and prospective basis. Additionally, we estimate sales returns based on historical trends in our customers’ product returns. While bad debt write-offs and product returns have not been significant historically, if there is a deterioration of a major customer’s credit-worthiness, actual defaults are higher than our previous experience or actual returns do not reflect historical trends, our estimates of the recoverability of the amounts due to us and our sales would be adversely affected.

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories the value of those inventories would have been $76 million and $73 million higher as of September 30, 2006 and 2005, respectively. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.

We review inventory for potential obsolescence recoverability periodically. In this review, we make assumptions about the future demand for and market value of the inventory and based on these assumptions estimate the amount of any obsolete, unmarketable or slow moving inventory. We write down our inventories for estimated obsolescence or unsaleable inventory by an amount equal to the difference between the cost of inventory and the estimated market value. In cases where the market value of inventories is below cost, the inventory is adjusted to its market value. Historically, such write-downs have not been significant. If actual market conditions are less favorable than those projected by management at the time of the assessment, however, additional inventory write-downs may be required, which could have a negative impact on gross profit.

Stock-based Compensation

On October 1, 2005, we adopted FAS No. 123 (R), “Accounting for Stock-Based Compensation”, using the modified prospective method, which results in the provisions of FAS 123(R) being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been adjusted and, therefore, the financial results for 2006 are not necessarily comparable to the same period in prior years. However, the impact to the prior periods would have been immaterial. FAS 123(R) requires companies to recognize share-based awards granted to employees as compensation expense on a fair value method. Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. We use the Black-Scholes option-pricing model to calculate the fair value of stock options. The fair value of restricted stock is based on intrinsic value. In determining the fair value of share-based awards at the grant date we make judgments with respect to dividends expected to be paid on shares and the number of share-based awards that may be forfeited.

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

We make various estimates and assumptions when analyzing whether there is an impairment of our long-lived assets, excluding goodwill and long-term investments. These estimates and assumptions include determining which cash flows are directly related to the potentially impaired asset, the useful life of the asset over which the cash flows will occur, their amounts and the asset’s residual value, if any. An asset impairment exists when the carrying value of the asset is not recoverable based on the undiscounted estimated cash flows expected from the asset. The impairment loss is determined by the excess of the asset’s carrying value over its fair value. Our estimated cash flows reflect management’s assumptions about selling prices, production and sales volume, costs and market conditions over an estimate of the remaining useful life of the asset.

The fair values of long-term investments are dependent on the financial performance of the entities in which the Company invests and the external factors inherent in the markets in which they operate. We consider these factors as well as the forecasted financial performance of the investment entities when assessing the potential impairment of these investments.

Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, short-term and long-term debt, and derivative instruments. The carrying values of our financial instruments approximate fair value with the exception of certain long-term debt. The fair values of our long-term debt and our derivative instruments are based on quoted market prices. We use derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates and foreign currency exchange rates, which exist as part of our on-going business operations. We do not enter into contracts for speculative purposes, nor do we hold or issue any financial instruments for trading purposes. All derivatives are recognized on the balance sheet at fair value. The changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period. In accordance with our risk management strategy, we may enter into certain derivative instruments that may not be designated as hedges for hedge accounting purposes. Although these derivatives are not designated as hedges, we believe that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. We record in earnings the gains or losses from changes in the fair value of derivative instruments that are not designated as hedges.

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

The most significant reserves that we have established are for environmental remediation and respirator litigation claims. As of September 30, 2006, we had $13 million reserved for various environmental matters. The amount accrued reflects our assumptions about remediation requirements at the contaminated sites, the nature of the remedies, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites and the number and financial viability of other potentially responsible parties. A portion of the reserve for environmental matters is recognized on a discounted basis, which requires the use of an estimated discount rate and estimates of future cash flows associated with the liability. These liabilities can be affected by the availability of new information, changes in the assumptions on which the accruals are based, unanticipated government enforcement action or changes in applicable government laws and regulations, which could result in higher or lower costs.

As of September 30, 2006, we also had $18 million accrued for respirator liability claims. Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) a continuation in the recent trend of dismissals without payment of pending silica and non-malignant asbestos claims that began this year, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of other parties who contribute to the settlement of respirator claims, and (viii) a determination that our interpretation of the contractual obligations on which we have estimated our share of liability is inaccurate. While we believe the current best estimate is recorded, we cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

Income Taxes

We estimate our income taxes in each jurisdiction in which we are subject to tax. This process involves estimating the tax exposure for differences between actual results and estimated results and recording the amount of income taxes payable for the current year and deferred tax assets and liabilities for future tax consequences. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We evaluate the realizability of our net deferred tax assets on a quarterly basis and valuation allowances are provided as required. In making this assessment, we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, we have made significant estimates involving current and deferred income taxes. We analyze our tax positions and do not recognize current and future tax benefits until it is deemed probable that the tax positions will be sustained in the respective tax jurisdictions.

We have filed our tax returns in accordance with our interpretations of each jurisdiction’s tax laws and have established reserves for potential differences in interpretation of those laws. In the event that actual results are significantly different from these estimates, our provision for income taxes could be significantly impacted. A 1% change in the effective tax rate would change income tax expense for the fiscal year ended September 30, 2006 by approximately $1 million.

Significant Accounting Policies

We have other significant accounting policies that are discussed in Note A of the Notes to our Consolidated Financial Statements in Item 8 below. Certain of these policies include the use of estimates, but do not meet the definition of critical because they generally do not require estimates or judgments that are as difficult or subjective to measure. However, these policies are important to an understanding of the consolidated financial statements.

Results of Operations

Cabot is organized into four reportable segments: the Carbon Black Business, the Metal Oxides Business, the Supermetals Business (“CSM”), and the Specialty Fluids Business (“CSF”). The Carbon Black Business is comprised of the rubber blacks, performance products and inkjet colorants product lines as well as the business development activities of Cabot Superior MicroPowders (“CSMP”). The Metal Oxides Business is comprised of the fumed metal oxides and aerogel product lines.

Our analysis of financial condition and operating results should be read in conjunction with our Consolidated Financial Statements and accompanying notes. Unless a calendar year is specified, all references to years in this discussion are to our fiscal years ended September 30.

Fiscal Year 2006 compared with Fiscal Years 2005 and 2004—Consolidated

Net Sales and Gross Profit

	Years Ended September 30
	2006	2005	2004
	(Dollars in millions)
Net Sales	$2,543	$2,125	$1,934
Gross Profit	$419	$433	$477

The $418 million increase in sales in 2006 was primarily due to higher volumes ($38 million), higher pricing ($246 million) and the favorable impact of consolidating the results of Cabot Japan ($83 million). These factors were partially offset by the negative impact of foreign currency translation adjustments ($2 million). In 2005, the $191 million increase in sales when compared to fiscal 2004 was due to higher volumes ($104 million), higher pricing ($36 million) and the positive impact of foreign currency translation adjustments ($47 million).

Gross margin was 16% in 2006, 20% in 2005 and 25% in 2004. Gross profit decreased in 2006 primarily due to higher raw material costs in the rubber blacks and performance products product lines of the Carbon Black Business, lower prices and higher ore costs in the Supermetals Business, and a $27 million payment made to the Sons of Gwalia to terminate the then existing supply and other related agreements. These factors were partially offset by higher prices from feedstock related price increases in rubber blacks and performance products. The decrease in gross profit in 2005, when compared to 2004, primarily resulted from higher raw material costs in rubber blacks and performance products and lower prices in the Supermetals Business. These factors were partially offset by higher prices from feedstock related price increases in rubber blacks and performance products.

Selling and Administrative Expense

	Years Ended September 30
	2006	2005	2004
	(Dollars in millions)
Selling and Administrative Expense	$235	$240	$217

The $5 million decrease in expense in 2006 compared to 2005 was primarily due to lower administrative costs ($11 million), principally in the Supermetals Business, including savings associated with our shared services initiative. Additionally, we experienced a reduction of costs associated with the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ($3 million). These savings were partially offset by increased spending on our business process excellence (“BPE”) and shared services initiatives, which are aimed at standardizing our transactional processes and administering certain functional activities through a shared services model ($9 million). The $23 million increase in 2005 compared to 2004 was primarily due to planned increases in personnel costs ($2 million), incremental costs associated with a labor dispute at our Supermetals facility in Boyertown, Pennsylvania ($8 million), an increase in costs related to the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ($5 million) and an increase in spending related to the Company’s BPE initiative ($3 million).

Research and Technical Expense

	Years Ended September 30
	2006	2005	2004
	(Dollars in millions)
Research and Technical Expense	$58	$59	$53

The $1 million decrease in 2006 compared to 2005 was primarily due to reduced research and technical spending in the Supermetals Business partially offset by increased spending in the development activities of CSMP. The $6 million increase in 2005 compared to 2004 was principally due to increased spending in the development activities of CSMP.

Interest and Dividend Income

	Years Ended September 30
	2006	2005	2004
	(Dollars in millions)
Interest and Dividend Income	$5	$6	$6

Interest and dividend income decreased by $1 million in 2006 due to lower cash available for interest earning investments, primarily in the first half, and the liquidation of marketable securities in the first quarter of 2006.

Interest Expense

	Years Ended September 30
	2006	2005	2004
	(Dollars in millions)
Interest Expense	$27	$29	$30

The $2 million decrease in interest expense in 2006 compared to 2005 was due to the repayment of debt in the U.S., which matured in December 2005, and to the capitalization of interest related to the construction of our new facilities in China and the expansion of our existing carbon black facility in Brazil. The decrease in 2005 when compared to 2004 was primarily due to the capitalization of interest related to the construction of our new carbon black facility in China and the expansion of our existing facility in Brazil, which was partially offset by increases in interest expense due to increases in our average debt outstanding year over year.

Other Income/(Expense)

	Years Ended September 30
	2006	2005	2004
	(Dollars in millions)
Income (Expense)	$(7)	$7	$(19)

The $14 million decrease in other income in 2006 was primarily due to foreign currency transaction gains and losses, including a charge of $8 million for the recognition of cumulative foreign currency translation adjustments related to the substantial liquidation of the legal entity through which we conducted carbon black operations in Altona, Australia.

The $26 million increase in other income in 2005, when compared to 2004, was primarily due to the inclusion of $15 million of expense related to certain items in 2004. These certain items included $12 million related to the write-down of our investment in the Sons of Gwalia as well as $3 million of charges related to currency translation adjustments in 2004. Also contributing to the increase in 2005 was $2 million of income related to insurance recoveries and $2 million of income related to foreign currency translation adjustments during 2005.

Effective Tax Rate

	Years Ended September 30
	2006	2005	2004
	(Dollars in millions)
(Provision) Benefit for Income Taxes	$(9)	$45	$(39)
Effective Tax Rate on Income (Loss) from Continuing Operations	9%	(48)%	24%

The provision for income taxes was $9 million for fiscal 2006, resulting in a 9% effective tax rate on income from continuing operations. Excluding $18 million in tax benefits resulting from the settlement of various tax audits during the year, the permanent reinvestment of prior year earnings of a non-U.S. subsidiary, which reduced tax expense by $3 million in the third quarter, and a $8 million translation charge for the substantial liquidation of our Australian entity during the fourth quarter that was not tax benefited, the effective tax rate would have been approximately 29% for fiscal 2006.

The benefit for income taxes  was $45 million for fiscal 2005, resulting in a 48% effective tax rate on loss from continuing operations. Excluding the $23 million tax settlement in the fourth quarter and the $90 million goodwill impairment and $121 million long-lived asset impairment charges related to the Supermetals Business in the second and fourth quarters, respectively, the effective tax rate would have been approximately 19% for fiscal 2005.

The provision for income taxes  was $39 million for fiscal 2004, resulting in a 24% effective tax rate on income from continuing operations. The income tax rate reflects the U.S. statutory rate of 35% increased by a charge for a valuation allowance on the Sons of Gwalia investment loss and reduced for earnings in non-U.S. jurisdictions that were taxed at rates lower than the U.S. rate, benefits from extraterritorial income exclusion, benefits from U.S. research and experimentation credits, and the benefit from a tax audit filing resolved in 2004.

The increase in the effective tax rate in 2006 from 2005 was principally the result of the expiration of the U.S. research and experimentation credit, the phase out of the extraterritorial income exclusion and an increase in foreign losses for which a current tax benefit was not available.

In the normal course of business, the tax filings of Cabot and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service (“IRS”). In September 2006, the IRS concluded its examination of the 2000 to 2002 tax years. The settlement of this audit resulted in the recording of a tax benefit of $12 million for continuing operations and $2 million for discontinued operations, recorded in the fourth quarter of fiscal year 2006. Additionally, during fiscal 2006, there was a tax benefit of $4 million from the settlement of foreign tax audits. The tax benefits were related to the reversal of previously recorded reserves. The IRS is currently auditing the 2003 and 2004 fiscal years.

Cabot has filed its tax returns in accordance with the tax laws in each jurisdiction and maintains tax reserves for differences between tax expense as finally determined and estimated tax expense for exposures that can be reasonably estimated. In the event that actual results are significantly different from these estimates, Cabot’s provision for income taxes could be significantly impacted.

In addition, we are under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2007 which may impact our effective tax rate in the periods during which these settlements occur.

We have deferred tax assets in the U.S. of $99 million that we believe are more likely than not recoverable through expected future taxable operating income in the U.S. However, recovery is dependent on achieving our forecast of future taxable operating income over an extended period of time. As of September 30, 2006, we would need to generate approximately $284 million in cumulative future U.S. taxable operating income at various times over approximately 20 years to realize all of our net U.S. deferred tax assets. We review our forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our U.S. deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on our earnings in future periods.

We expect our effective tax rate for fiscal 2007 to be between 28% and 31%, before the results of several on-going audits.

Equity in Net Income of Affiliates

Our share of earnings from equity affiliates was $12 million in 2006 and 2005 and $6 million in 2004. In November 2005 we began consolidating the results of Cabot Japan as a wholly owned entity as a result of acquiring our joint venture partner’s, Showa Denko K.K.’s, 50% interest in that entity. The increase in 2005 compared to 2004 was due to improved operating results in our affiliates in Mexico, Malaysia, Venezuela and Japan.

Discontinued Operations

During 2006 we recorded income from discontinued operations of $2 million ($0.03 per diluted common share) relating to the favorable settlement of a tax audit recognized during the fourth quarter from our discontinued liquified natural gas business. We did not record income or charges related to discontinued operations in 2005. In 2004, we recorded income of $2 million ($0.03 per diluted common share) related to previously divested businesses. This amount consisted of $1 million related to insurance proceeds and $1 million from the reversal of tax reserves related to previously divested businesses.

Net Income (Loss)

We reported net income for 2006 of $88 million ($1.28 per diluted common share) compared to a net loss of $48 million (a loss of $0.84 per common share) in 2005 and net income of $124 million ($1.82 per diluted common share) in 2004. The following earnings summary highlights the after-tax impact of certain items and income from discontinued operations:

	Years Ended September 30
	2006	2005	2004
Amounts per Diluted Common Share
Net income (loss)	$1.28	$(0.84)	$1.82
Certain items and discontinued operations
Certain items after-tax	$(0.54)	$(2.95)	$(0.23)
Cumulative effect of changes in accounting principles	$(0.03)	—	—
Discontinued operations after-tax	$0.03	—	$0.03

Fiscal Year 2006 compared to Fiscal Years 2005 and 2004—By Business Segment

The following discussion of our results includes information on diluted earnings per share, segment and product line sales, and segment operating profit before taxes (“PBT”). We use segment PBT to measure our consolidated operating results and to assess segment performance. This discussion has been prepared on a basis consistent with segment reporting as outlined in Note U of the Consolidated Financial Statements. (Refer to Note U of the Consolidated Financial Statements for a definition of segment PBT and additional segment information.)  We use the term “Inventory Change” to measure the impact on per-unit fixed and variable costs associated with increasing or decreasing inventory levels relative to such increases or decreases in the comparative period. The fixed and variable costs associated with changes in inventory are excluded from “Raw Material Costs” and “Fixed Costs” as presented in the tables below. “Fixed Costs” as presented in the tables below refers to fixed manufacturing costs, including utilities. “Selling Price Mix” as presented in the discussion of fumed metal oxides refers to the impact on profitability of changes in the mix of products sold and their prices in comparative periods.

Total segment PBT, the aggregate of certain items and other unallocated items, and income from continuing operations before income taxes for fiscal years 2006, 2005 and 2004 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note U of our Consolidated Financial Statements. These items are not included in segment PBT.

	Years Ended September 30
	2006	2005	2004
	(Dollars in millions)
Total segment PBT	$180	$179	$215
Certain items	(51)	(242)	(18)
Other unallocated items	(32)	(30)	(33)
Income from continuing operations before income taxes	$97	$(93)	$164

Details of the certain items for fiscal years 2006, 2005 and 2004 are as follows:

	Years Ended September 30
	2006	2005	2004
	(Dollars in millions, pre-tax)
Gwalia settlement payment	$(27)	$—	$—
Restructuring initiatives	(21)	(16)	(6)
Cost reduction initiatives	(3)	(15)	—
Goodwill impairment charges	—	(90)	—
Long-lived asset impairment charges	—	(121)	—
Reserve for respirator claims	—	—	2
Investment impairment charges	—	—	(12)
Other non-operating items	—	—	(2)
Total certain items, pre-tax	$(51)	$(242)	$(18)

Certain items for fiscal year 2006, 2005 and 2004 are recorded in the consolidated statements of operations as follows:

	Years Ended September 30
	2006	2005	2004
	(Dollars in millions, pre-tax)
Statement of operations line item:
Net sales and other operating revenues	$1	$—	$—
Cost of sales	(35)	(26)	(5)
Selling and administrative expenses	(9)	(3)	2
Research and technical expenses	—	(2)	—
Goodwill impairment charge	—	(90)	—
Long-lived asset impairment charge	—	(121)	—
Other income (expense)	(8)	—	(15)
Total certain items, pre-tax	$(51)	$(242)	$(18)

Details of other unallocated items for fiscal years 2006, 2005 and 2004 are as follows:

	Years Ended September 30
	2006	2005	2004
	(Dollars in millions)
Interest expense	$(27)	$(29)	$(30)
Equity in net income of affiliated companies	(12)	(12)	(6)
Foreign currency transaction gains (losses)	(2)	2	(2)
Other unallocated income	9	9	5
Total other unallocated items	$(32)	$(30)	$(33)

The impact of various factors on total segment PBT for 2006 when compared to 2005, and for 2005 when compared to 2004, are as follows:

	2006 vs. 2005	2005 vs. 2004
	(Dollars in millions)
Raw Material Costs	$(284)	$(70)
Selling Prices	210	33
Fixed Costs	28	—
Volumes	18	62
Acquisition of Cabot Japan	12	—
Selling, Technical and Administrative Costs	10	(12)
Foreign Currency Translation Adjustments	1	4
Inventory Change and Other Inventory Charges	(1)	(53)

The $1 million increase in total segment PBT in 2006 when compared to 2005 primarily relates to continued strong demand and higher volumes in our principal businesses, lower manufacturing and administrative costs in the Supermetals Business and the favorable impact of our acquisition and consolidation of the results of Cabot Japan. These factors were partially offset by lower prices and higher ore costs in the Supermetals Business and higher raw material costs in rubber blacks and performance products. The $36 million decrease in total segment PBT in 2005 when compared to 2004 principally related to higher raw material costs, higher per unit costs of production due to lower production rates resulting from inventory drawdowns, and higher selling and administrative costs. These factors were partially offset by higher volumes, higher pricing and the positive impact of foreign currency translation adjustments.

Carbon Black Business

Segment sales and PBT for the Carbon Black Business for fiscal years 2006, 2005 and 2004 are as follows:

	Years Ended September 30
	2006	2005	2004
	(Dollars in millions)
Segment Sales	$1,917	$1,490	$1,325
Segment PBT	$105	$94	$114

The impact of various factors on segment sales in the Carbon Black Business for 2006 when compared to 2005, and for 2005 when compared to 2004, are as follows:

	2006 vs. 2005	2005 vs. 2004
	(Dollars in millions)
Selling Prices	$284	$60
Acquisition of Cabot Japan	83	—
Volumes	22	54
Foreign Currency Translation Adjustments	7	42

The $427 million increase in sales in the Carbon Black Business in 2006 from 2005 was primarily due to higher volumes in rubber blacks and inkjet colorants, higher selling prices associated with feedstock driven price increases, the positive impact of foreign currency translation adjustments, and the favorable impact of our acquisition and consolidation of the results of Cabot Japan. In 2005, the $165 million increase in sales when compared to 2004 was due to higher volumes, higher prices and the positive impact of foreign currency translation adjustments.

The impact of various factors on segment PBT in the Carbon Black Business for 2006 when compared to 2005, and for 2005 when compared to 2004, are as follows:

	2006 vs. 2005	2005 vs. 2004
	(Dollars in millions)
Raw Materials Costs	$(267)	$(73)
Selling Prices	259	60
Acquisition of Cabot Japan	12	—
Volumes	11	15
Selling, Technical and Administrative Costs	(10)	—
Inventory Change and Other Inventory Charges	9	(21)
Fixed Costs	(6)	—

The $11 million increase in PBT in the Carbon Black Business in 2006 was principally due to strong demand in our rubber blacks and inkjet colorants product lines leading to higher volumes and the positive effects of our acquisition and consolidation of the results of Cabot Japan. These factors were partially offset by raw material cost increases in excess of price increases, higher selling, technical and administrative costs, higher costs associated with our CSMP business development activities and an increase in fixed costs associated with new production capacity in our inkjet colorants product line that is not yet being fully commercially utilized. The $20 million decrease in PBT in 2005 when compared to 2004 was principally due to raw material cost increases in excess of price increases and higher inventory related charges, partially offset by higher volumes.

Product Line Sales Summary

The following table sets forth sales by product line for the Carbon Black Business for 2006, 2005 and 2004:

	Years Ended September 30
	2006	2005	2004
	(Dollars in millions)
Rubber blacks	$1,378	$976	$863
Performance products	488	469	427
Inkjet colorants	47	39	31
CSMP	4	6	4
Total Carbon Black Business Sales	$1,917	$1,490	$1,325

Rubber blacks

Volumes grew by 4% during 2006, excluding the impact of Cabot Japan, due to growth in China and other developing regions and a less than typical seasonal slowdown in the fourth quarter, particularly in Europe. During 2006 strong volumes and price increases in both our contracted and non-contracted business offset higher feedstock and natural gas costs allowing us to maintain relatively stable unit margins. Additionally, the results of Cabot Japan had a positive impact on the profitability of the product line in 2006.

During 2005, the profitability of this product line was negatively impacted by higher raw material and other energy costs, principally during the second half of the year, when compared to 2004.

Historically, we have been able to recover increased feedstock costs and, therefore, maintain margins through the operation of pricing formulas in our annual and long-term supply contracts. Most of our contracts provide for a price adjustment on the first day of each quarter to account for changes in feedstock costs and, in some cases, changes in other relevant costs. The feedstock adjustments are calculated in the month prior to the beginning of the three-month period in which the price change is effective, and typically are based upon the average of a relevant index over the prior three-month period. Because of these provisions, there is a lag between the time when we incur raw material costs and the time when changes in those costs are reflected in the contract pricing.

Performance products

During 2006, volumes decreased by 5% primarily due to a decline in volume in our lower margin, non-contracted business resulting from price increases we implemented to respond to rising raw material costs. The profitability of the product line was also negatively impacted by higher raw material and energy costs and by the unfavorable impact of foreign currency translation adjustments. However, during the second half of the year, we saw an increase in unit margins due to price increases we implemented throughout the year in response to higher feedstock costs.

During 2005, volumes grew by 5% when compared to 2004 primarily due to an increase in sales in the Asia Pacific and China regions. The profitability of the product line was negatively impacted, however, by higher raw material and other energy costs. Raw material cost increases outpaced both contracted and non-contracted price increases during the fiscal year.

Inkjet colorants

Inkjet colorants reported a 21% increase in revenue from 2005 to 2006 due to higher volumes. Volumes for 2006 increased 36% when compared to 2005. The favorable impact of volume increases was partially offset by a decrease in our average selling price due to the continued shift from experimental stage pricing levels to prices more consistent with commercial sales and some lower selling prices as the business grows. Additionally, higher fixed costs resulting from new production capacity that is not yet being fully commercially utilized unfavorably impacted the profitability of the product line during the second half of 2006. The profitability increased solidly, however, as compared to 2005.

Inkjet colorants reported a 26% increase in revenue from 2004 to 2005 due to strong volumes in both the OEM and aftermarket segments. Volumes for 2005 increased by 30% when compared to 2004. The profitability impact of increasing volumes in 2005 was partially offset by ongoing investment in both manufacturing and research and development to support the growth of this product line.

Outlook for 2007

We anticipate global demand to remain strong, but are cautious concerning demand in North America. Rubber blacks volumes in the first quarter of 2007 are being negatively impacted by a labor stoppage at our customer, Goodyear, in North America. The magnitude of this impact will be determined by the duration of the strike. Additionally, recent announcements of tire manufacturing capacity closures indicate a softening of demand in this important region. We are optimistic about the continued high utilization of our new carbon black capacity in China, and expect that our carbon black expansion in Brazil will begin commercial production by the second half of 2007. In performance products, the return of unit margins to levels prior to the recent increase in energy costs and the stabilization of volumes make us optimistic that the results of this product line will improve during 2007. In the inkjet colorants product line, we anticipate reduced growth in the small office, home office (“SOHO”) market segment due to softening in the aftermarket segment as OEM’s attempt to recapture business from aftermarket cartridge manufacturers. We anticipate printer launches in the high-speed market segment during the second half of 2007, which could have a significant impact on the volume and performance of the inkjet colorants product line over the medium to long term. However, we expect volume growth in this developing market to be slow at first.

Metal Oxides Business

Segment sales and PBT for the Metal Oxides Business for fiscal years 2006, 2005 and 2004 are as follows:

	Years Ended September 30
	2006	2005	2004
	(Dollars in millions)
Segment Sales	$254	$231	$221
Segment PBT	$18	$16	$18

The impact of various factors on segment sales in the Metal Oxides Business for 2006 when compared to 2005, and for 2005 when compared to 2004 are as follows:

	2006 vs. 2005	2005 vs. 2004
	(Dollars in millions)
Volumes	$20	$7
Selling Price Mix	3	(3)
Foreign Currency Translation Adjustments	(2)	4

In 2006, the $23 million increase in sales in the Metal Oxides Business when compared to 2005 was primarily due to higher volumes and favorable selling price mix partially offset by the unfavorable impact of foreign currency translation adjustments. The $10 million increase in sales in 2005 as compared to 2004 was principally due to higher volumes and the positive impact of foreign currency translation adjustments partially offset by a negative price mix.

The impact of various factors on PBT in the Metal Oxides Business for 2006 when compared to 2005, and for 2005 when compared to 2004 are as follows:

	2006 vs. 2005	2005 vs. 2004
	(Dollars in millions)
Volumes	$14	$6
Raw Materials	(8)	—
Fixed Costs	(2)	—
Selling, Technical and Administrative Costs	(2)	—
Selling Price Mix	—	(3)
Inventory Change	—	(3)
Inventory Write-offs	—	(1)

The $2 million increase in PBT in 2006 in the Metal Oxides Business as compared to 2005 was principally due to strong demand in our fumed silica business leading to higher sales volumes, which more than offset higher costs from rising energy prices. The $2 million decrease in PBT in 2005 from 2004 was principally due to negative price mix, higher per-unit costs of production, resulting from lower operating rates due to inventory drawdowns, and inventory write-offs related to off-quality material, partially offset by higher volumes.

Product Line Sales Summary

The following table sets forth sales by product line for the Metal Oxides Business for 2006, 2005 and 2004:

	Years Ended September 30
	2006	2005	2004
	(Dollars in millions)
Fumed metal oxides	$253	$231	$221
Aerogel	1	—	—
Total Metal Oxides Business Sales	$254	$231	$221

Fumed metal oxides

During 2006, the fumed metal oxides product line saw an increase in overall volumes of 9% driven by growth in the electronics and niche market segments, which more than offset a decline in volumes in the silicones market segment. This volume growth and strong plant utilization, including at our new plant in

Jiangxi, China, which is now operating in excess of 90% of its designed capacity, more than offset higher hydrogen and natural gas costs during the year.

During 2005, volumes increased by 3% as reduced demand from a single customer in the electronics segment was more than offset by higher volumes to other market segments. The resulting negative price mix combined with higher energy costs, higher per-unit fixed costs of production due to inventory drawdowns, and write-offs associated with off-quality material, to adversely impact the profitability of the product line during 2005.

Aerogel

Although volume growth has been slower than anticipated, the aerogel product line made progress in operating the plant at higher rates during the second half of the year. Additionally, market development progress continues in both the daylighting and oil and gas insulation markets. Manufacturing and product development spending for this opportunity totaled $21 million in 2006 and the assets of the product line totaled $28 million at September 30, 2006.

During the third quarter of 2006, we entered into a cross license agreement with Aspen Aerogel, Inc. where each party granted certain patent rights to the other. In consideration for use of the patents granted by Cabot, the agreement calls for us to receive $8 million of cash in ten equal semi-annual payments beginning on September 1, 2006 and the right to receive equity in Aspen. During the fourth quarter of 2006 the first installment payment was received and recorded in income. The remaining $7.2 million will be recognized when collection is reasonably assured. No amount has been recorded to date for the equity related consideration because of the contingent nature of this arrangement.

Outlook for 2007

We remain optimistic about continued strong demand to support our new fumed silica capacity and anticipate strong utilization of our facilities through at least the first half of 2007. In the aerogel product line, we continue to work on market development in both the daylighting and oil and gas insulation markets.

Supermetals Business

Segment sales and PBT for the Supermetals Business for fiscal years 2006, 2005 and 2004 are as follows:

	Years Ended September 30
	2006	2005	2004
	(Dollars in millions)
Segment Sales	$292	$346	$338
Segment PBT	$41	$52	$77

The impact of various factors on segment sales in the Supermetals Business for 2006 when compared to 2005, and for 2005 when compared to 2004 are as follows:

	2006 vs. 2005	2005 vs. 2004
	(Dollars in millions)
Prices	$(50)	$(23)
Volumes	(4)	28

In the Supermetals Business, the $54 million decrease in sales from 2005 to 2006 was driven by lower volumes and lower prices as the business transitions from fixed price, fixed volume contracts to market-based arrangements. The $8 million increase in sales from 2004 to 2005 was driven by increased volumes as we were able to more than offset lower contract volumes with market-based volumes. These increased volumes were partially offset by lower prices.

The impact of various factors on PBT in the Supermetals Business for 2006 when compared to 2005, and for 2005 when compared to 2004 are as follows:

	2006 vs. 2005	2005 vs. 2004
	(Dollars in millions)
Selling Prices	$(50)	$(23)
Fixed Costs	36	—
Selling, Technical and Administrative Costs	18	(8)
Inventory Change	(10)	(19)
Raw Materials	(8)	—
Volumes	(4)	29

The $11 million decrease in PBT in the Supermetals Business from 2005 to 2006 was primarily due to lower volumes and lower pricing as a more significant portion of our sales in this Business during the year were made under market-based arrangements. During the year we also paid higher raw material costs under our new three-year tantalum ore supply contract with the Sons of Gwalia than under our previous agreement. Higher per unit costs of production resulting from lower operating rates due to inventory drawdowns were partially offset by lower manufacturing and administrative costs from initiatives undertaken in 2005. Additionally, lower fixed costs, principally depreciation, benefited the Business results during 2006. The $25 million decrease in PBT from 2004 to 2005 was principally due to lower pricing, higher per unit costs of production resulting from lower operating rates, and incremental costs from a labor dispute at our Boyertown, Pennsylvania facility, which are included in fixed costs. These factors were partially offset by higher volumes.

During 2006, we settled our dispute with the Sons of Gwalia over the price we were to pay for tantalum ore under a then existing supply agreement. Under the settlement, the companies entered into a new three-year tantalum ore supply agreement that incorporates a reduced term, significantly reduced annual volume commitments and higher prices than under the prior agreement, and we made a lump sum payment of $27 million to terminate the prior supply and other related agreements.

During 2005, the Supermetals Business recorded charges associated with the impairment of its long-lived assets (including goodwill) totaling $211 million. Additionally, during 2005, the Supermetals Business recorded a charge of $15 million associated with on-going cost reduction initiatives in that Business, including $8 million of asset write-downs associated with management’s decision to stop manufacturing and selling finished tantalum sputtering targets, $3 million of charges related to severance arrangements and $3 million of charges associated with the write-down of assets related to abandoned research and development projects.

Outlook for 2007

While we anticipate a step down in profitability of the Supermetals Business beginning in the second quarter of 2007 as the last of our significant fixed-price, fixed-volume contracts expires in December 2006, we anticipate the Business to remain profitable. While we will continue to experience high ore costs in 2007 under our contract with the Sons of Gwalia , we expect these costs to be partially offset by benefits from cost reduction efforts we initiated in 2006. Additionally, we are committed to generating cash in excess of PBT through a continuation of our efforts to improve working capital.

Specialty Fluids Business

Segment sales and PBT for the Specialty Fluids Business for fiscal years 2006, 2005 and 2004 are as follows:

	Years Ended September 30
	2006	2005	2004
	(Dollars in millions)
Segment Sales	$44	$40	$27
Segment PBT	$16	$17	$6

Sales in the Specialty Fluids Business increased 10% ($4 million) in 2006 when compared to 2005 driven mainly by higher volumes of fluid sold resulting from a higher percentage of fluid losses by a customer, which more than offset fewer rental days. In 2005, sales increased by $13 million when compared to 2004 due to an increase in the number of customers, an increase in the number of on-going and completed jobs during the year and an increase in the average amount of fluid utilized per job. The percentage of fluid lost in jobs performed in 2006, which is highly dependent upon the size and types of jobs, was approximately 18%, compared to 13% in 2005.

The PBT for this Business decreased by $1 million in 2006 when compared to 2005 principally due to reduced drilling activity in the North Sea. In particular, lower rental revenues were due to one large job in the second half of 2005 that was not replicated in 2006. In general, rental revenues have a higher profit margin than fluid sold. Therefore, despite an increase in overall revenues during the year this decrease in rental revenues unfavorably impacted segment PBT. During the year the Business successfully completed one appraisal well in Argentina, which has led to the planning of two additional wells there. Segment PBT increased by $11 million in 2005 when compared to 2004 due to increased fluid utilization, a larger number of jobs completed and higher prices. Utilization of our total available fluid inventory was 12% in 2006, compared to 14% in 2005 and 9% in 2004. During 2006 we completed 23 jobs, compared to 26 jobs in 2005 and 15 jobs in 2004.

Outlook for 2007

We continue to work on market development activities outside of the North Sea. As a result of our success to date in Argentina we are increasingly optimistic about the continued growth of this Business in 2007 and thereafter.

Cash Flow and Liquidity

Overview

Our cash balance increased by $8 million in 2006, from $181 million on September 30, 2005 to $189 million on September 30, 2006. The increase in cash was largely due to a significant reduction in inventories and increased net income before adding back non-cash items. These increases were partially offset by four major uses of cash during this year: increases in accounts receivable mainly resulting from feedstock related price increases, the acquisition of the remaining 50% of our carbon black joint venture in Japan, a settlement payment of $27 million to the Sons of Gwalia in our Supermetals Business and capital spending to expand capacity in emerging markets and to comply with environmental requirements. During 2005, the cash balance increased by $22 million, from $159 million on September 30, 2004 to $181 million on September 30, 2005. In 2004 our cash balance decreased by $88 million, from $247 million on September 30, 2003. The following descriptions of the reasons for these changes in our cash balances refer to the various sections of our Consolidated Statements of Cash Flows, which appears in Item 8 of this annual report on Form 10-K for the fiscal year ended September 30, 2006.

Cash Flows from Operating Activities

Cash provided from operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $252 million during the fiscal year 2006 compared to $218 million during fiscal 2005. The increase in 2006 versus 2005 was primarily due to inventory reductions in our Carbon Black and Supermetals Businesses more than offsetting an increase in accounts receivable and lower net income, which included the $27 million settlement payment to the Sons of Gwalia.  The asset and goodwill impairment charges in 2005 did not affect overall operating cash flows during that year, but lowered net income by $176 million, through the deferred tax benefit (increase of $45 million) and asset impairment charge (decrease of $221 million).  Cash from operating activities decreased during fiscal 2005 to $218 million from $241 million in fiscal 2004. After excluding the effect of the non-cash impairment charges, net income in 2005 and 2004 was approximately equal.

Cash Flows from Investing Activities

Cash flows from investing activities consumed $165 million of cash in 2006 as compared to $119 million in 2005 and $226 million in 2004. The increased use of cash in investing activities during fiscal 2006 of $46 million was primarily due to a lower level of net redemption of marketable securities investments of $36 million in 2006 compared to $70 million in 2005. In addition, Cabot purchased the remaining 50% equity interest in Cabot Japan that we did not previously own.  Cash consumed in 2005 dropped by $107 million from the $226 million consumed in 2004 primarily due to net redemption of marketable securities of $175 million in 2005. This benefit was partly offset by a $67 million increase in capital expenditures in 2005. In both 2005 and 2006, capital spending increased due to construction of facilities at our new Tianjin, China carbon black facility and our new Jiangxi, China metal oxides facility as well as an expansion of our Maua, Brazil carbon black facility and our Haverhill, Massachusetts inkjet colorants facility. Capital expenditures for 2007 are expected to be approximately $150 million and include replacement projects, plant expansions and the completion of projects started in fiscal year 2006.

Cash Flows from Financing Activities

Cash flows from financing activities consumed $82 million in 2006, $75 million in 2005, and $101 million in 2004. In all three years, financing cash flows were primarily driven by changes in our debt position, dividend payments, and repurchases of our common stock. In 2006, a portion of our debt change was related to the assumption of debt from Cabot Japan, where we consolidated $26 million of debt when we increased our ownership interest from 50% to 100%. The Company repaid $25 million of this debt during fiscal 2006.

In May 2004, the Board of Directors authorized Cabot to purchase up to 5 million shares of our common stock. Under that and the prior repurchase authorization, which was terminated in May 2004, we repurchased approximately 1.1 million, 1.6 million, and 1.7 million shares of our common stock for approximately $40 million, $52 million, and $54 million in 2006, 2005, and 2004, respectively. Approximately 1.6 million shares of common stock are available to be purchased under the current Board of Directors share repurchase authorization.

During 2006, 2005 and 2004, we paid cash dividends of $0.64, $0.64, and $0.60, respectively, per share of common stock. On December 8, 2006 we paid  a quarterly dividend of $0.18 per share to holders of the Company’s common stock on November 24, 2006. This represented a $0.02 per share increase in the quarterly dividends paid in 2006 and 2005.

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

Contractual Obligations

The following table sets forth our long-term contractual obligations which are described in greater detail below.

	Payments Due by Fiscal Year
	2007	2008	2009	2010	2011	Thereafter	Total
	(Dollars in millions)
Contractual Obligations
Purchase commitments	$227	$235	$132	$96	$94	$700	$1,484
Long-term debt(1)	34	12	46	90	38	273	493
Fixed interest on long-term debt	26	24	23	20	18	56	167
Operating leases	20	12	10	10	7	36	95
Total	$307	$283	$211	$216	$157	$1,065	$2,239

(1)                Includes capital lease obligations of $3 million over the years presented.

Purchase commitments

We have long-term purchase commitments for raw materials with various key suppliers in the Carbon Black, Metal Oxides and Supermetals Businesses.

Off-balance sheet arrangements

Cabot has no material transactions that meet the definition of an off-balance sheet arrangement.

Long-term debt and fixed interest

At September 30, 2006, our long-term debt totaled $493 million, which matures at various times over the next 21 years. Included in this amount is $79 million of Japanese yen based long-term debt. All other long-term debt is denominated in U.S. dollars, however, a $175 million bond issued in U.S. dollars was swapped to a Euro-based debt instrument. The repayment schedule above does not include the effect of interest rate swaps, which had a favorable fair value of $1 million at September 30, 2006. The weighted-average interest rate on long-term debt is 5.5%.

Under our revolving credit facility we may borrow up to $400 million. The revolving line of credit permits us to borrow funds on an unsecured basis in multiple currencies that are freely tradable and convertible into U.S. dollars at floating interest rates. The credit facility expires in August of 2010. As of September 30, 2006 we have 9.3 billion Japanese yen ($79 million) borrowings outstanding and $13 million in standby letters of credit under this agreement. The remaining availability under the revolving credit facility as of September 30, 2006 is approximately $307 million. The credit facility contains various affirmative, negative and financial covenants which are customary for financings of this type, including financial covenants for certain maximum indebtedness and minimum cash flow requirements. As of September 30, 2006, we were in compliance with all of our covenants.

At September 30, 2006, in addition to the $13 million of standby letters of credit issued under our revolving credit facility, we have provided standby letters of credit totaling $17 million, which expire in fiscal 2007.

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

Restructuring

In September 2006, we announced a number of cost reduction initiatives. These initiatives include streamlining Cabot’s sales, manufacturing, technical service and certain functional groups through a workforce reduction. Implementation of these initiatives began in September 2006 and is expected to conclude during the course of fiscal year 2007. The total number of employees impacted by the cost reductions is expected to be approximately 130 people, with the majority having left the Company on or before September 30, 2006. Termination and related benefits costs associated with this restructuring have been and will be recorded in accordance with FAS 112, “ Employers’ Accounting for Postemployment Benefits” (“FAS 112”) or FAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. The total charge related to these initiatives was $10 million for the twelve months ended September 30, 2006. We expect to record an additional $3 million in connection with the restructuring and make cash payments of $12 million during fiscal 2007.

In October 2004, we initiated a plan to shut down our Altona, Australia carbon black manufacturing facility due to our raw materials supplier’s indication that it would cease supply in September 2005, as well as the decline of the carbon black business in Australia. Production at this facility ceased on October 3, 2005. As of September 30, 2006, substantial liquidation of the entity has been completed, therefore, an $8 million non-cash charge for the cumulative foreign currency translation adjustment has been realized. We have recorded $28 million of charges related to this closure in the consolidated statements of operations since October 2004, and have $2 million of remaining reserves recorded as of September 30, 2006. The total charges are expected to be partially offset by gains on the sale of the land on which the facility was located, which is estimated to be between $7 million and $10 million and is expected to occur during fiscal 2007. We expect that the remaining $2 million of reserves will be paid during fiscal 2007 in connection with the closure, demolition, remediation and restoration of the property.

In fiscal 2003, we initiated a European restructuring plan to reduce costs, enhance customer service and create a stronger and more competitive organization. The European restructuring initiatives were primarily related to the Carbon Black Business and included the closure of our carbon black manufacturing facility in Zierbena, Spain, the consolidation of administrative services for all European businesses in one shared service center, the implementation of a consistent staffing model for all manufacturing facilities in Europe, and the discontinuance of two energy projects. As of September 30, 2006, we have recorded $55 million of European restructuring charges, of which less than $1 million remains to be paid out during fiscal 2007.

At September 30, 2006, $12 million of restructuring costs remain in accrued expenses in the consolidated balance sheet. We made cash payments of $14 million in 2006, $10 million in 2005 and $15 million in 2004 related to restructuring costs, and expect to make cash payments of $15 million in fiscal 2007 related to severance and employee benefits charges and site remediation costs.

Employee Benefit Plans

We provide defined benefit plans for all U.S. and some foreign employees. We have an unfunded status of approximately $151 million as of September 30, 2006 for consolidated defined benefit plans and postretirement benefit plans. For further information regarding our employee benefit plans, refer to Note M in our Consolidated Financial Statements.

Defined Benefit Plans

At September 30, 2006, the funded status of the defined benefit pension plans are comprised of the following:

	U.S.	Foreign	Total
	(Dollars in millions)
Fair value of plan assets at September 30, 2006	$135	$181	$316
Projected benefit obligation at September 30, 2006	$131	$233	$364
Funded status at September 30, 2006	$4	$(52)	$(48)

Our significant foreign plans are for employees in The Netherlands, the United Kingdom and Canada, which collectively represented 80% of the consolidated projected benefit obligation of total foreign plan pension obligations at September 30, 2006. For those significant foreign plans, the fair value of assets was approximately $18 million below the projected benefit obligation. We are significantly underfunded in the foreign defined benefit plan obligations because we are not required to fund certain foreign plans. We contributed an aggregate amount of $9 million in 2006 to these significant foreign plans and expect to contribute approximately $8 million in 2007 to those plans. Contributions to foreign plans are made in foreign currencies and, therefore, are subject to fluctuations in exchange rates.

We also have assets of $13 million at September 30, 2006 that we have designated to fund pension obligations for a foreign plan. These assets are not included in the pension plan assets as of September 30, 2006. These assets do not qualify as plan assets under FAS No. 87, “Employers’ Accounting for Pensions”, because they are not specifically segregated or restricted for use to fund the defined benefit plan obligation, and, accordingly, the assets are not shown in the funded status at September 30, 2006. These assets are included in other long term assets on the consolidated balance sheets.

Cabot made a discretionary contribution of less than $1 million in fiscal 2006 to fund benefit payments under Cabot’s Supplemental Cash Balance Plan (“SCBP”), a U.S. defined benefit Supplemental Executive Retirement Plan. We routinely review the funding status of the defined benefit plans to determine when a contribution will improve the overall position of the plan and as a result we expect to make a $1 million contribution to fund benefit payments under the SCBP in fiscal 2007.

Postretirement Benefit Plans

At September 30, 2006, the funded status of the postretirement benefit plans are comprised of the following:

	U.S.	Foreign	Total
	(Dollars in millions)
Fair value of plan assets at September 30, 2006	$—	$—	$—
Projected benefit obligation at September 30, 2006	$(86)	$(17)	$(103)
Funded status at September 30, 2006	$(86)	$(17)	$(103)

Cabot’s postretirement benefit plans provide certain health care and life insurance benefits for retired employees. Typical of such plans, the Cabot postretirement plans are unfunded. Costs associated with these plans are recorded as expense in the statement of operations when claims or insurance premiums come due. In the U.S., Cabot established a per retiree cap on the amount Cabot would contribute to retiree medical costs to limit the Company’s financial responsibility for these costs and to mitigate the risk of potential escalation in costs borne by Cabot for retiree medical coverage. We paid benefits under these plans of $8 million in the U.S. and less than $1 million outside of the U.S. during fiscal 2006. We expect to pay $8 million under the U.S. plans and $1 million under the foreign plans during 2007.

Environmental and Litigation

Cabot has a $13 million reserve for environmental matters as of September 30, 2006 for remediation costs at various environmental sites. These sites are primarily associated with businesses divested in prior years. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Additionally, we have recorded an $18 million reserve for respirator claims as of September 30, 2006 and we estimate total payments of approximately $12 million over the next five years. We have other litigation costs associated with lawsuits arising in the ordinary course of business including claims filed against the Company in connection with certain discontinued operations.

Management expects cash on hand, cash from operations and present financing arrangements, including our unused lines of credit, to be sufficient to meet our cash requirements for at least the next twelve months and the foreseeable future.

Newly Issued Accounting Pronouncements

In September 2006, the SEC issued SAB No. 108 (Topic 1N), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for the Company beginning October 1, 2007. The adoption of SAB 108 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides guidance for using fair value to measure certain assets and liabilities and requires additional disclosure about the use of fair value measures and the effect fair-value measurements have on earnings. The primary areas in which the Company utilizes fair value measures are valuing pension plan assets and liabilities, valuing hedge-related derivative financial instruments, allocating purchase price to the assets and liabilities of acquired companies, and evaluating long-term assets for potential impairment. FAS 157 does not require any new fair value measurements. FAS 157 is effective for the Company beginning October 1, 2008. The Company is currently evaluating the impact of FAS 157 on its financial statements.

In September 2006, the FASB issued FAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. FAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end. FAS 158 is effective for the Company for its fiscal year ended September 30, 2007. The Company is currently evaluating the impact of FAS 158 on its financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether or not to file a return in a particular jurisdiction. Under this new guidance, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. This guidance also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of unrecognized tax benefits. FIN 48 is effective for annual periods beginning after December 15, 2006, which will be fiscal 2008 for Cabot. Cabot is in the process of evaluating the impact of adoption of FIN 48 on its consolidated financial statements.

In June 2006, the FASB ratified the consensus reached by the EITF in Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The scope of this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value-added, and some excise taxes. EITF 06-3 requires the disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method and are significant. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-3 in fiscal 2007 to have an impact on its consolidated financial statements.

In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. Among other things, the AJCA allowed U.S. companies a one-time election to repatriate certain earnings from their foreign subsidiaries in 2006 at an effective tax rate of 5.25%. The Company did not believe there to be a material benefit available to it given Cabot’s particular circumstances and the various requirements under the law and, accordingly, did not elect to repatriate any foreign earnings.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

We are exposed to  changes in interest rates and foreign currency exchange rates because we finance certain operations through long- and short-term borrowings and denominate our transactions in a variety of foreign currencies. Changes in these rates and prices may have an impact on future cash flow and earnings. We manage these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.

We have policies governing our use of derivative instruments. We do not enter into financial instruments for trading or speculative purposes, and all of the derivative instruments we enter into are reviewed and approved by our Financial Risk Management Committee, an internal management committee responsible for overseeing Cabot’s financial risk management policy.

By using derivative instruments, we are subject to credit and market risk. The fair market value of the derivative instruments is determined by a quoted market price and reflects the asset or (liability) position as of September 30, 2006. If a counterparty fails to fulfill its performance obligations under a derivative contract, our credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. We minimize counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. Our exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow.

Interest Rate Risk

As of September 30, 2006, we had long term debt, including the current portion, totaling $493 million, which has both variable and fixed interest rate components. We have entered into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant. We endeavor to maintain a certain fixed-to-floating interest rate mix on our long-term debt. As most of our long term debt was issued at fixed rates, we use interest rate swaps to achieve the desired fixed-to-floating interest rate mix. Additionally, in certain regions where we have stable cash flows and low interest rates relative to the incremental corporate borrowing rate, we generally lock-in a fixed interest rate on our debt in that region. This has been achieved by entering into floating-to-fixed interest rate swap agreements. The table below summarizes the principal terms of our interest rate swap transactions, including the notional amount of the swap, the interest rate payment we receive from and pay to our swap counterparty, the term of the transaction, and its fair market value at September 30, 2006.

Description	Notional Amount	Receive	Pay	Year Entered Into	Maturity	Fair Market Value at September 30, 2006
						(USD)
Interest Rate Swaps – Fixed to Variable	USD 30 million	7.08% Fixed	US-6 month LIBOR + 2.44%	2002	2007	—
	USD 30 million	7.18% Fixed	US-6 month LIBOR + 2.42%	2006	2009	—
	USD 35 million	5.25% Fixed	US-6 month LIBOR + 0.62%	2003	2013	(1 million)

Interest Rate Swaps – Variable to Fixed	JPY 5.0 Billion	JPY-6 month LIBOR	0.84% Fixed	2006	2010	—
	JPY 4.3 Billion	JPY-6 month LIBOR	0.86% Fixed	2006	2010	—

Foreign Currency Risk

Cabot’s international operations are subject to certain risks, including currency exchange rate fluctuations and government actions. In general, we endeavor to match the currency in which we issue debt to the currency of our major, stable cash receipts. In some situations we have issued debt denominated in U.S. dollars and then entered into cross currency swaps that exchange our dollar principal and interest payments into a currency where we expect long-term, stable cash receipts. In one case, we have borrowed against our revolving credit facility in Japanese yen. This debt is designated as a net investment hedge to offset currency fluctuations associated with the investments we have made in our Japanese subsidiaries. The following table summarizes the principal terms of  our long-term foreign currency  swap transactions, including the notional amount of the swap,  the interest rate payment we receive from and pay to our swap counterparty, the term of the transaction and its fair market value at September 30, 2006.

Description	Notional Amount	Receive	Pay	Year Entered Into	Maturity	Fair Market Value at September 30, 2006
						(USD)
Cross Currency Swaps	USD 140 million swapped to	5.25% Fixed		2003	2013	(28 million)
	EUR 124 million		5.0% Fixed

	USD 35 million swapped to	US-6 month LIBOR		2003	2013	(4 million)
	EUR 31 million		EUR-6 month EUR LIBOR

	USD 41 million swapped to	US-3 month LIBOR		2002	2008	(2 million)
	JPY 5.0 Billion		JPY-3 month LIBOR + 0.04%

Foreign currency exposures also relate to current assets and current liabilities denominated in foreign currencies other than the functional currency of a given subsidiary as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, we use short-term forward contracts to minimize the exposure to foreign currency risk. These forward contracts typically have a duration of 30 days. In 2006 and 2005, none of our forward contracts were designated as hedging instruments. Our forward foreign exchange contracts are denominated primarily in the Euro, Japanese yen, British pound sterling, Canadian dollar, Australian dollar and Indonesian rupiah.

In certain situations where we have a long-term commitment denominated in a foreign currency we will enter into either forwards or option contracts to buy the currency in the case where we have a payable or sell the currency in the case where we have a receivable. In this manner we offset the currency risk associated with the long-term obligation. During 2006, we entered into a series of call options to buy the Australian dollar to mitigate the currency risk associated with our new three-year tantalum ore supply agreement. The principal terms of the call options are outlined in the table below.

Description	Notional Amount	Weighted Average Strike Price	Option Frequency	Year Entered Into	Maturity Year	Fair Market Value at September 30, 2006
AUD Call Options	AUD 116 million	0.750 USD/AUD	Monthly	2006	2009	USD 2 million

Item 8. Financial Statements and Supplementary Data

CABOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30
	2006	2005	2004
	(In millions, except per share amounts)
Net sales and other operating revenues	$2,543	$2,125	$1,934
Cost of sales	2,124	1,692	1,457
Gross profit	419	433	477
Selling and administrative expenses	235	240	217
Research and technical expenses	58	59	53
Goodwill impairment charge	—	90	—
Long-lived asset impairment charge	—	121	—
Income (loss) from operations	126	(77)	207
Interest and dividend income	5	6	6
Interest expense	(27)	(29)	(30)
Other income (charges)	(7)	7	(19)
Income (loss) from continuing operations before taxes, equity in net income of affiliated companies and minority interest	97	(93)	164
Benefit (provision) for income taxes	(9)	45	(39)
Equity in net income of affiliated companies, net of tax of $3, $2 and $4	12	12	6
Minority interest in net income, net of tax of $3, $3 and $1	(12)	(12)	(9)
Income (loss) from continuing operations	88	(48)	122
Income from discontinued businesses, net of tax	2	—	2
Income (loss) before loss from cumulative effect of changes in accounting principle	90	(48)	124
Loss from cumulative effect of changes in accounting principles, net of tax of $1	(2)	—	—
Net income (loss)	88	(48)	124
Dividends on preferred stock, net of tax of $1, $1 and $1	(2)	(3)	(3)
Income (loss) available to common shares	$86	$(51)	$121
Weighted-average common shares outstanding, in millions:
Basic	60	60	59
Diluted	68	60	68
Income (loss) per common share:
Basic:
Continuing operations	$1.42	$(0.84)	$2.04
Income from discontinued businesses	0.03	—	0.03
Income (loss) before loss from cumulative effect of changes in accounting principle	$1.45	$(0.84)	$2.07
Loss from cumulative effect of changes in accounting principles	(0.03)	—	—
Net income (loss) per share—basic	$1.42	$(0.84)	$2.07
Diluted:
Continuing operations	$1.28	$(0.84)	$1.79
Income from discontinued businesses	0.03	—	0.03
Income before (loss) from cumulative effect of changes in accounting principle	$1.31	$(0.84)	$1.82
Loss from cumulative effect of changes in accounting principles	(0.03)	—	—
Net income (loss) per share—diluted	$1.28	$(0.84)	$1.82

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30
	2006	2005
	(In millions, except share and per share amounts)
Current assets:
Cash and cash equivalents	$189	$181
Short-term marketable securities investments	1	30
Accounts and notes receivable, net of reserve for doubtful accounts of $6 and $4	534	430
Inventories	420	493
Prepaid expenses and other current assets	75	80
Deferred income taxes	36	27
Assets held for sale	—	5
Total current assets	1,255	1,246
Investments:
Equity affiliates	59	63
Long-term marketable securities and cost investments	3	6
Total investments	62	69
Property, plant and equipment	2,531	2,264
Accumulated depreciation and amortization	(1,567)	(1,430)
Net property, plant and equipment	964	834
Goodwill	31	25
Intangible assets, net of accumulated amortization of $10 and $9	5	6
Assets held for rent	40	37
Deferred income taxes	100	108
Other assets	77	49
Total assets	$2,534	$2,374

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30
	2006	2005
	(In millions, except share and per share amounts)
Current liabilities:
Notes payable to banks	$58	$34
Accounts payable and accrued liabilities	384	321
Income taxes payable	27	30
Deferred income taxes	2	1
Current portion of long-term debt	34	47
Total current liabilities	505	433
Long-term debt	459	463
Deferred income taxes	20	15
Other liabilities	286	307
Commitments and contingencies (Note S)
Minority interest	68	57
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Series B ESOP Convertible Preferred Stock 7.75% Cumulative:
Authorized: 200,000 shares
Issued and outstanding: 38,734 and 43,907 shares (aggregate redemption value of $39 and $44)	56	61
Less cost of 17,161 shares of preferred treasury stock	(38)	(38)
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 63,432,651 and 62,819,751 shares	64	63
Less cost of 146,389 and 152,121 shares of common treasury stock	(5)	(5)
Additional paid-in capital	7	32
Retained earnings	1,160	1,127
Unearned compensation	—	(41)
Deferred employee benefits	(38)	(42)
Notes receivable for restricted stock	(20)	(19)
Accumulated other comprehensive income (loss)	10	(39)
Total stockholders’ equity	1,196	1,099
Total liabilities and stockholders’ equity	$2,534	$2,374

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30
	2006	2005	2004
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$88	$(48)	$124
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	131	142	134
Deferred tax benefit	2	(57)	—
Cumulative effect of accounting changes	2	—	—
Equity in net income of affiliated companies	(12)	(12)	(7)
Minority interest income	12	12	9
Asset impairment charges	8	221	15
Non-cash compensation	26	27	25
Other non-cash charges, net	1	(4)	5
Changes in assets and liabilities, net of acquisitions and the effect of consolidation of equity affiliates:
Accounts and notes receivable	(58)	(39)	(45)
Inventories	82	(9)	(20)
Prepaid expenses and other current assets	(22)	5	—
Accounts payable and accrued liabilities	24	26	7
Income taxes payable	(41)	11	4
Other liabilities	2	(48)	(15)
Other, net	7	(9)	5
Cash provided by operating activities	252	218	241
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(188)	(186)	(119)
Proceeds from sales of property, plant and equipment	9	1	4
Increase in assets held for rent	(3)	(4)	(4)
Purchase of marketable securities investments	(20)	(94)	(110)
Acquisition of interest in equity affiliate	(19)	—	(2)
Proceeds from maturity of marketable securities investments	56	164	5
Cash used in investing activities	(165)	(119)	(226)
Cash Flows from Financing Activities:
Borrowings under financing arrangements	65	91	11
Repayments under financing arrangements	(51)	(95)	(47)
Repayments of debt related to Cabot Japan	(25)	—	—
Increase in notes payable to banks, net	—	15	13
Purchases of preferred and common stock	(39)	(52)	(54)
Sales of preferred and common stock	9	5	9
Proceeds from cash contributions received from minority interest shareholders	2	6	—
Cash dividends paid to stockholders	(43)	(43)	(40)
Cash dividends paid to minority interest stockholders	(7)	(8)	(6)
Proceeds from restricted stock loan repayments	7	6	13
Cash used in financing activities	(82)	(75)	(101)
Effect of exchange rate changes on cash	3	(2)	(2)
Increase (decrease) in cash and cash equivalents	8	22	(88)
Cash and cash equivalents at beginning of year	181	159	247
Cash and cash equivalents at end of year	$189	$181	$159
Income taxes paid	$18	$34	$36
Interest paid	28	26	27
Restricted stock issued for notes receivable, net of forfeitures	7	6	13

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended September 30
(In millions, except per shares in thousands)

	Preferred Stock, net of Treasury Stock		Common Stock, net of Treasury Stock		Additional Paid-In	Retained	Unearned	Deferred Employee	Notes Receivable for Restricted	Accumulated Other Comprehensive	Total Stockholders’	Total Comprehensive
	Shares	Cost	Shares	Cost	Capital	Earnings	Compensation	Benefits	Stock	Loss	Equity	Income

2004
Balance at September 30, 2003	53	$32	62,080	$57	$14	$1,160	$(36)	$(48)	$(21)	$(79)	1,079
Net income						124						$124
Foreign currency translation adjustments										27		27
Change in unrealized loss on available-for-sale securities										(7)		(7)
Changes in unrealized loss on derivative instruments										(5)		(5)
Minimum pension liability adjustment										14		14
Other comprehensive income												29
Comprehensive income											153	$153
Common dividends paid						(37)					(37)
Issuance of stock under employee compensation plans, net of forfeitures			1,823	2	55		(38)		(13)		6
Tax benefit on vesting of restricted stock					4						4
Purchase and retirement of common stock			(1,882)	(2)	(26)	(26)					(54)
Preferred stock conversion	(6)	(6)	872	1	5						—
Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit of $1						(3)					(3)
Principal payment by Employee Stock Ownership Plan under guaranteed loan								3			3
Amortization of unearned compensation							25				25
Notes receivable for restricted stock—payments and forfeitures									15		15
Balance at September 30, 2004	47	$26	62,893	$58	$52	$1,218	$(49)	$(45)	$(19)	$(50)	$1,191

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended September 30
(In millions, except per shares in thousands)

	Preferred Stock, net of Treasury Stock		Common Stock, net of Treasury Stock		Additional Paid-In	Retained	Unearned	Deferred Employee	Notes Receivable for Restricted	Accumulated Other Comprehensive	Total Stockholders’	Total Comprehensive
	Shares	Cost	Shares	Cost	Capital	Earnings	Compensation	Benefits	Stock	Loss	Equity	Income

2005
Balance at September 30, 2004	47	$26	62,893	$58	$52	$1,218	$(49)	$(45)	$(19)	$(50)	$1,191
Net loss						(48)						$(48)
Foreign currency translation adjustments										22		22
Changes in unrealized loss on derivative instruments										(6)		(6)
Minimum pension liability adjustment										(5)		(5)
Other comprehensive income												11
Comprehensive income											(37)	$(37)
Common dividends paid						(40)					(40)
Issuance of stock under employee compensation plans, net of forfeitures			1,280	1	26		(19)		(8)		—
Tax benefit on vesting of restricted stock					2						2
Purchase and retirement of common stock			(1,884)	(2)	(50)						(52)
Preferred stock conversion	(3)	(3)	531	1	2						—
Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit of $1						(3)					(3)
Principal payment by Employee Stock Ownership Plan under guaranteed loan								3			3
Amortization of unearned compensation							27				27
Notes receivable for restricted stock—payments and forfeitures									8		8
Balance at September 30, 2005	44	$23	62,820	$58	$32	$1,127	$(41)	$(42)	$(19)	$(39)	$1,099

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended September 30
(In millions, except per shares in thousands)

	Preferred Stock, net of Treasury Stock		Common Stock, net of Treasury Stock		Additional Paid-In	Retained	Unearned	Deferred Employee	Notes Receivable for Restricted	Accumulated Other Comprehensive	Total Stockholders’	Total Comprehensive
	Shares	Cost	Shares	Cost	Capital	Earnings	Compensation	Benefits	Stock	Income (Loss)	Equity	Income
2006

Balance at September 30, 2005	44	$23	62,820	$58	$32	$1,127	$(41)	$(42)	$(19)	$(39)	1,099
Net income						88						$88
Foreign currency translation adjustments										29		29
Changes in unrealized gain on derivative instruments										6		6
Minimum pension liability adjustment										14		14
Other comprehensive income												49
Comprehensive income											137	$137
Common dividends paid						(41)					(41)
Issuance of stock under employee compensation plans, net of forfeitures			1,089	1	42				(10)		33
Purchase and retirement of common and treasury stock			(1,233)	(1)	(38)						(39)
Preferred stock conversion	(5)	(5)	757	1	4						—
Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit of $1						(2)					(2)
Principal payment by Employee Stock Ownership Plan under guaranteed loan								4			4
Reversal of unearned compensation upon the implementation of FAS 123 (R)					(29)	(12)	41				—
Cumulative effect of change in accounting principle					(4)						(4)
Notes receivable for restricted stock—payments and forfeitures									9		9
Balance at September 30, 2006	39	$18	63,433	$59	$7	$1,160	$—	$(38)	$(20)	$10	$1,196

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note A. Significant Accounting Policies

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The significant accounting policies of Cabot Corporation (“Cabot” or “the Company”) are described below.

Principles of Consolidation

The consolidated financial statements include the accounts of Cabot and majority-owned and controlled U.S. and non-U.S. subsidiaries. Additionally, Cabot considers consolidation of entities over which control is achieved through means other than voting rights, of which there were none in the periods presented. Intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less at date of acquisition. The cash balance excludes checks issued but not paid of $8 million and $9 million that are included in notes payable to banks on the consolidated balance sheets at September 30, 2006 and 2005, respectively.

Inventories

Inventories are stated at the lower of cost or market. The cost of most U.S. inventories is determined using the last-in, first-out (“LIFO”) method. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the first-in, first-out (“FIFO”) method.

Investments

The Company has investments in equity affiliates and marketable securities as well as investments accounted for at cost. As circumstances warrant, all investments are subject to periodic impairment reviews. Unless consolidation is required, investments in equity affiliates, where Cabot generally owns between 20% and 50% of the affiliate, are accounted for using the equity method. Cabot records its share of the equity affiliate’s results of operations based on its percentage of ownership of the affiliate. Dividends received from equity affiliates are a return on investment and recorded as a reduction to the equity investment value. All investments in marketable securities are classified as available-for-sale and are recorded at their fair market values with the corresponding unrealized holding gains or losses, net of taxes, recorded as a separate component of other comprehensive income (loss) within stockholders’ equity. Unrealized losses that are determined to be other than temporary, based on current and expected market conditions, are recognized in net income. The fair value of marketable securities is determined based on quoted market prices at the balance sheet dates. The cost of marketable securities sold is determined by the specific identification method. Investments that do not have readily determinable market values are recorded at cost. Short-term investments consist of investments in marketable securities with maturities of one year or less.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives. The depreciable lives for buildings, machinery and equipment, and other fixed assets are twenty to twenty-five years, ten to twenty years, and three to twenty years, respectively. The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are relieved from the accounts and resulting gains or losses are included in income (loss) from continuing operations in the consolidated statements of operations.

Expenditures for repairs and maintenance are charged to expenses as incurred. Expenditures for major renewals and betterments, which significantly extend the useful lives of existing plant and equipment, are capitalized and depreciated.

Cabot capitalizes interest cost in accordance with Financial Accounting Standard (“FAS”) No. 34, “Capitalization of Interest Cost.” This statement establishes standards for capitalizing interest cost as part of the historical cost of acquiring and constructing certain assets that require a period of time to get them ready for their intended use. During 2006 and 2005, Cabot capitalized $3 million and $2 million, respectively, of interest cost as part of the cost of constructing its manufacturing lines in China, Brazil and the U.S. which will be amortized over the life of the related assets. There was no interest cost capitalized during 2004.

Goodwill and Other Intangible Assets

Goodwill is comprised of the cost of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually. The annual review consists of the comparison of each reporting unit’s carrying value to its fair value. The fair value of a reporting unit is based on discounted estimated cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates, capital expenditures, discount rates and market conditions over an estimate of the remaining operating period. If an impairment exists, a loss is recorded to write-down the value of goodwill to its implied fair value.

Cabot’s intangible assets are primarily comprised of patented and unpatented technology and minimum pension liability adjustments. Finite lived intangible assets are amortized over their estimated useful lives. Amortization expense was $1 million, $1 million and $2 million in 2006, 2005 and 2004, respectively.

Assets Held for Rent

Assets held for rent represent cesium formate product in the Specialty Fluids Business that will be rented to customers in the normal course of business. Assets held for rent are stated at average cost. At September 30, 2006 and 2005 Cabot had assets held for rent of $40 million and $37 million, respectively.

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

During the fourth quarter of fiscal 2005, the Company classified $5 million of property, plant and equipment related to the Supermetals direct finished tantalum sputtering target business as assets held for sale (see further discussion in Note D). The Company recorded an impairment charge of $8 million, representing the amount by which their carrying value exceeded their fair value. This impairment charge is reported as a component of cost of sales in the accompanying consolidated statements of operations. During the second quarter of fiscal 2006, Cabot sold these assets to Tosoh SMD, a division of Tosoh Corporation. There was no gain or loss recognized upon completion of the sale.

Asset Retirement Obligations

Cabot accounts for asset retirement obligations in accordance with FAS No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”) and Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). Pursuant to FAS 143, companies are required to estimate incremental costs for special handling, removal and disposal costs of materials that may or will give rise to conditional asset retirement obligations (“AROs”) and then discount the expected costs back to the current year using a credit adjusted risk free rate. FIN 47 clarified that ARO liabilities and costs must be recognized when the timing and/or settlement can be reasonably estimated. If it is unclear when or if an ARO will be triggered, companies are required to use probability weighting for possible timing scenarios to determine the amounts that should be recognized in the company’s financial statements. The estimation of AROs is subject to a number of inherent uncertainties including: (a) the timing of when any ARO may be incurred, (b) the ability to accurately identify and reasonably estimate the costs of all materials that may require special handling or treatment, (c) the ability to assess the relative probability of different scenarios which could give rise to an ARO, and (d) other factors outside a company’s control, including changes in regulations, costs and interest rates. As such, actual costs and the timing of such costs may vary significantly from the estimates, judgments, and probable scenarios considered by the Company, which could, in turn, have a material impact on the Company’s future financial statements.

FIN 47 was adopted in the fourth quarter of 2006 and resulted in the recognition of an ARO reserve of $7 million and an after tax charge of $4 million, which is reflected as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations. AROs have not been recognized for certain of the Company’s facilities because either the fair value cannot be reasonably estimated due to an indeterminable settlement date of the obligation, or the Company currently does not have a legal obligation associated with the retirement of those facilities.  The pro forma effect of applying this guidance in all prior periods presented was determined not to be material.

Cabot also had $1 million and $5 million of ARO reserves at September 30, 2006 and 2005, respectively, related to the closure of the Zierbana, Spain and Altona, Australia facilities as discussed in the restructuring footnote at Note O.  In addition, Cabot had $1 million and $3 million of ARO reserves at September 30, 2006 and 2005, respectively, related to the decommissioning of storage bins used in the Supermetals Business. The $2 million change in this reserve during 2006 was entirely due to a change in estimate based on management’s decision not to decommission the storage bins.

Impairment of Long-Lived Assets

Cabot’s long-lived assets include property, plant and equipment, long-term investments and other intangible assets. The carrying values of long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An asset impairment is recognized when the carrying value of the asset is not recoverable based on the undiscounted estimated cash flows to be generated by the assets. Cabot’s estimates reflect management’s assumptions about selling prices, production and sales volumes, costs and market conditions over an estimate of the remaining operating period. If an impairment is indicated, the asset is written down to fair value. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when Cabot abandons the utilization of the asset.

Foreign Currency Translation

The functional currency of the majority of Cabot’s foreign subsidiaries is the local currency in which the subsidiaries operate. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet dates. Income and expense items are translated at average monthly exchange rates during the year. Unrealized currency translation adjustments are accumulated as a separate component of other comprehensive income (loss) within stockholders’ equity. Foreign currency gains and losses arising from transactions denominated in currencies other than the subsidiary’s functional currency are reflected in net income. Certain gains and losses are offset by derivative instruments held, as discussed in Note K. Included in other charges are net foreign currency transaction losses of $1 million in 2006, gains of $2 million in 2005 and losses of $2 million in 2004. Cabot recorded a loss of $8 million in 2006, a gain of $2 million in 2005 and a loss of $3 million in 2004 related to currency translation adjustments recorded upon substantial liquidation of certain Cabot subsidiaries.

Financial Instruments

Cabot’s financial instruments consist primarily of cash and cash equivalents, short-term and long-term debt, and derivative instruments. The carrying values of Cabot’s financial instruments approximate fair value with the exception of long-term debt. The fair values of long-term debt and derivative instruments are based on quoted market prices. Derivative financial instruments are used to manage certain of Cabot’s foreign currency and interest rate exposures, which exist as part of the Company’s on-going business operations. Cabot does not enter into financial instruments for speculative purposes, nor does Cabot hold or issue any financial instruments for trading purposes. Derivative financial instruments are accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by FAS No. 138, “Accounting for Derivative Instruments and Hedging Activites” and related interpretations (“FAS 133”), and are measured and recorded at fair value on the balance sheet. Cabot formally documents the relationships between hedging instruments and hedged items, as well as its risk management objective. Hedge accounting is followed for derivatives that have been designated and qualify as fair value, cash flow or net investment hedges. For fair value hedges, changes in the fair value of highly effective derivatives, along with changes in the fair value of the hedged liabilities that are attributable to the hedged risks, are recorded in current period earnings. For cash flow hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported in other comprehensive income (loss), and the ineffective portion is reported in earnings. For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in other comprehensive income (loss), and the ineffective portion is reported in earnings. The gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying item. From time to time, the Company may enter into certain derivative instruments that may not be designated as hedges under FAS 133. Although these derivatives are not designated as hedges, Cabot believes that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not designated as hedges are recognized in earnings.

Revenue Recognition

Cabot derives most of its revenues from the sale of rubber blacks, performance products, fumed metal oxides, tantalum and related products, and from the rental and sale of cesium formate. Revenue from product sales is typically recognized when the product is shipped, and title and risk of loss have passed to the customer. Revenue from the rental of cesium formate is recognized throughout the rental period based on the contracted rental amount. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. Other operating revenues, which represents less than ten percent of total revenues, include tolling, servicing and royalties for licensed technology.

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

Under certain multi-year supply contracts with declining prices and minimum volumes, Cabot recognizes revenue based on the estimated average selling price over the contract lives. At September 30, 2006 and 2005, Cabot had less than $1 million and $1 million, respectively, of deferred revenue related to certain supply agreements representing the difference between the billed price and the estimated average selling price. The deferred revenue will be recognized as the customer purchases the contracted minimum volumes through the first quarter of fiscal 2007.

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

Accounts and notes receivable as of September 30, 2006 and 2005, primarily include trade accounts receivable, which arise in the normal course of business of $508 million and $405 million, respectively, income tax receivables of $19 million and $23 million, respectively, and the current portion of notes receivable of $13 million and $6 million, respectively. Trade receivables are recorded at the invoiced amount and do not bear interest. Trade receivables in China may be settled with the receipt of bank issued non-interest bearing notes. These China notes totaled 100 million RMB ($13 million) and 42 million RMB ($5 million) as of September 30, 2006 and 2005, respectively, and are included in accounts and notes receivable. Cabot periodically sells a portion of the trade receivables in China at a discount. These transactions are accounted for as sales under the provisions of FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). The difference between the proceeds from the sale and the carrying value of the receivables is recognized as a loss on the sale of receivables and is included in other income (charges) in the accompanying consolidated statements of operations.

Cabot maintains allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both a historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Write-offs in fiscal 2006 and 2005 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

Stock-based Compensation

On October 1, 2005, Cabot adopted FAS No. 123 (R), “Accounting for Stock-Based Compensation,” using the modified prospective method, which resulted in the provisions of FAS 123 (R) being applied to the consolidated financial statements on a going-forward basis beginning in fiscal year 2006. Prior periods have not been adjusted and, therefore, the results for 2006 are not necessarily comparable to the same period in prior years. However, the impact to prior periods would have been immaterial. FAS 123 (R) requires companies to recognize stock-based awards granted to employees as compensation expense on a fair value method. Under the fair value recognition provisions of FAS 123 (R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period, and includes an estimate of the awards that will be forfeited. Cabot calculates the fair value of its stock options using the Black-Scholes option pricing model and the fair value of restricted stock is based on intrinsic value.

Research and Technical Expenses

Research and technical expenses disclosed in the consolidated statements of operations are expensed as incurred in accordance with FAS No. 2, “Accounting for Research and Development Costs.” Research and technical expenses include salaries, equipment and material expenditures and contractor fees.

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

Newly Issued Accounting Pronouncements

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for the Company beginning October 1, 2007. The adoption of SAB 108 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair-value measurements have on earnings. The primary areas in which the Company utilizes fair value measures are valuing pension plan assets and liabilities, valuing hedge-related derivative financial instruments, allocating purchase price to the assets and liabilities of acquired companies, and evaluating long-term assets for potential impairment. FAS 157 does not require any new fair value measurements. FAS 157 is effective for the Company beginning October 1, 2008. The Company is currently evaluating the impact of FAS 157 on its consolidated financial statements.

In September 2006, the FASB issued FAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. FAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end. FAS 158 is effective for the Company for its fiscal year ended September 30, 2007. The Company is currently evaluating the impact of FAS 158 on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether or not to file a return in a particular jurisdiction. Under this new guidance, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. This guidance also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of unrecognized tax benefits. FIN 48 is effective for annual periods beginning after December 15, 2006, which will be fiscal 2008 for Cabot. Cabot is in the process of evaluating the impact of adoption of FIN 48 on its consolidated financial statements.

In June 2006, the FASB ratified the consensus reached by the EITF in Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The scope of this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value-added, and some excise taxes. EITF 06-3 requires the disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method and are significant. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-3 in fiscal 2007 to have an impact on its consolidated financial statements.

In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. Among other things, the AJCA allowed U.S. companies a one-time election to repatriate certain earnings from their foreign subsidiaries in 2006 at an effective tax rate of 5.25%. The Company did not believe there to be a material benefit available to it given Cabot’s particular circumstances and the various requirements under the law and, accordingly, did not elect to repatriate any foreign earnings.

Note B. Acquisitions

Cabot had a 50:50 joint venture arrangement with Showa Denko K.K. in an entity called Showa Cabot K.K. (“SCK”). On November 8, 2005, Cabot purchased Showa Denko K.K.’s 50% joint venture interest in SCK for $19 million and renamed the entity Cabot Japan K.K (“Cabot Japan”). As a result of the acquisition and consolidation of Cabot Japan, Cabot assumed the remaining 50% of SCK’s debt obligations of $13 million for total debt of $26 million at the date of acquisition. In addition, Cabot assumed $8 million of Showa Denko K.K.’s pension liabilities which represents 100% of the obligation at the date of acquisition.

Prior to the acquisition, Cabot’s investment in SCK was accounted for as an equity method investment. Included in Cabot’s consolidated results for the year ended September 30, 2006 are 50% of the operating results of SCK from October 1, 2005 through November 7, 2005 and 100% of the operating results of SCK (now Cabot Japan) from November 8, 2005 through September 30, 2006.

The fair value of the assets acquired and liabilities and debt assumed represents the 50% of SCK that Cabot purchased. The following table summarizes the purchased 50% of the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(Dollars in millions)
Cash paid	$19
Accounts receivable	$20
Inventories.	5
Deferred income taxes	1
Investments in marketable securities.	1
Property, plant and equipment	33
Total assets acquired	$60
Accounts payable and accrued expenses	26
Notes payable.	13
Pension obligation.	8
Total liabilities assumed.	$47
Net assets acquired.	$13
Goodwill	$6

The following unaudited pro forma financial information reflects the consolidated results of operations of Cabot for the years ended September 30, 2006 and 2005 as though the acquisition of SCK had occurred on the first day of the respective period. The pro forma operating results are presented for comparative purposes only and do not purport to present Cabot’s actual operating results for these periods or results that may occur in the future:

	Twelve Months Ended September 30
	2006	2005
	(In millions, except per share amounts)
Net Sales	$2,555	$2,259
Income from continuing operations	$90	$(43)
Discontinued Operations, net of tax	2	—
Cumulative effect of accounting changes, net of tax	(2)	—
Dividends on preferred stock, net of tax benefit	(2)	(3)
Net income (loss)	$88	$(46)
Net income (loss) per common share:
Basic:
Continuing operations	$1.42	$(0.79)
Income from discontinued businesses	0.03	—
Loss from cumulative effect of changes in accounting principles	(0.03)	—
Net income (loss) per share—basic	$1.42	$(0.79)
Diluted:
Continuing operations	$1.29	$(0.79)
Income from discontinued businesses	0.03	—
Loss from cumulative effect of changes in accounting principles	(0.03)	—
Net income (loss) per share—diluted	$1.29	$(0.79)

Note C. Discontinued Operations

In fiscal 2006, Cabot recorded a $2 million benefit from a favorable tax audit settlement related to the Company’s discontinued liquified natural gas business.

Cabot did not have income or charges related to discontinued operations in fiscal year 2005.

In fiscal 2004, Cabot recorded benefits of $1 million related to insurance proceeds and $1 million related to the reversal of tax reserves related to previously divested businesses.

Note D. Long-Lived Asset Impairment

During the second quarter of fiscal year 2005, management determined, based on a combination of factors associated with the anticipated future performance of the Supermetals Business, that the long-lived assets (including goodwill) of this Business may not be recoverable and thus an impairment analysis was performed. These factors included the continuing trend toward the use of smaller tantalum capacitors in electronics devices, resulting in significantly less tantalum powder being required for each capacitor, the continued high inventory levels in the supply chain and the expected decrease in tantalum powder sales volume and pricing as the Business was transitioning to market based volumes and pricing. The impairment analysis indicated that the estimated undiscounted cash flows of the Business, determined to be the lowest level of identifiable cash flows, were sufficient to recover the carrying value of the long-lived assets over their remaining useful lives. However, based on the estimated discounted cash flows of the Business, it was determined that the fair value of this reporting unit was below its carrying amount and that a full impairment of the goodwill existed. Accordingly, the Company was required to write-off the entire $90 million goodwill balance of the reporting unit during the second quarter of fiscal 2005.

During the fourth quarter of fiscal year 2005, events occurred that required management to re-evaluate the anticipated future performance of the Supermetals Business. These events included the decision by management in August 2005 to exit the manufacture and sale of finished tantalum sputtering targets, which was previously forecasted to be an important contributor to the future cash flows of the Business, and the increased likelihood of higher tantalum ore costs under the Company’s purchase commitments with the Sons of Gwalia, as discussed in Note S. These factors, combined with significantly lower market prices for tantalum powder than anticipated when the impairment analysis was performed in the second quarter of fiscal 2005, led management to believe that the Business’s remaining long-lived assets, after the goodwill write-off, may not be recoverable, and that a further impairment analysis was necessary. In this analysis, the carrying amount of the Business’s long-lived assets (consisting primarily of property, plant and equipment) was compared to the sum of the estimated undiscounted cash flows expected from the Business’s use of the assets over their remaining useful lives. This comparison indicated that the carrying value of the long-lived assets was in excess of their undiscounted cash flows and, therefore, an impairment existed. The Company, with the assistance of independent valuation specialists, determined the fair value of the Business’s long-lived assets using estimated discounted cash flows that the Company believed would be forecasted by a purchaser of the Business. Since this analysis indicated that a full write-down of the long-lived assets was warranted, and to ensure that individual assets were not written down below their fair market value, the Company engaged independent valuation specialists to perform appraisals of individual assets. The excess of the carrying amount of the assets over their fair market value resulted in a $121 million charge that was recorded in the fourth quarter of fiscal year 2005.

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

The impairment charges recorded during fiscal 2005 in the Supermetals Business are reported as a component of loss from continuing operations in the accompanying consolidated statements of operations.

Note E. Inventories

Inventories, net of LIFO reserves, are as follows:

	September 30
	2006	2005
	(Dollars in millions)
Raw materials	$131	$169
Work in process	109	134
Finished goods	139	151
Other	41	39
Total	$420	$493

Inventories valued under the LIFO method comprised approximately 29% and 27% of total inventories in 2006 and 2005, respectively. At September 30, 2006 and 2005, the LIFO reserve recorded was $76 million and $73 million, respectively. Other inventory is comprised of spare parts and supplies.

During the year ended September 2006, inventory quantities were reduced at the Company’s U.S. Supermetals site and at U.S. Carbon Black operations. This reduction led to a liquidation of LIFO inventory quantities carried at lower costs that were prevailing in prior years, as compared with the cost of current fiscal year purchases through September 30, 2006. This resulted in a decrease of cost of goods sold of $6 million and an increase of net income by approximately $4 million, or $0.06 per share, for the year ended September 30, 2006. There were no significant liquidations of LIFO layers in inventories in 2005 or 2004.

Note F. Investments

Equity Affiliates—Cabot has investments in equity affiliates that consist of several joint ventures in the Carbon Black and Metal Oxides Businesses. These investments are accounted for using the equity method. Cabot does not disclose its equity affiliate financial statements separately by entity because none of them are individually material to the consolidated financial statements. Cabot Japan was a 50% joint venture in the Carbon Black Segment and was included as an equity affiliate until November 8, 2005 when Cabot purchased the remaining 50% and the entity was then consolidated. The following summarized results of operations and financial position include Cabot’s equity based affiliates for the periods presented below (except Cabot Japan, of which 50% was included for the 2005 and 2004 pre-acquisition periods):

	September 30
	2006	2005	2004
	(Dollars in millions)
Condensed Income Statement Information:
Net sales	$234	$297	$247
Gross profit	65	86	63
Net income	20	23	15
Condensed Balance Sheet Information:
Current assets	$96	$124	$138
Non-current assets	90	126	132
Current liabilities	51	113	119
Non-current liabilities	21	17	43
Net assets	114	120	108

At September 30, 2006 and 2005, Cabot had equity affiliate investments of $59 million and $63 million, respectively. Dividends received from these investments were $5 million, $3 million and $2 million in 2006, 2005 and 2004, respectively. The Company did not make any equity affiliate contributions during fiscal 2006 and 2005.

Marketable Securities—Cabot holds short-term and long-term investments in available-for-sale marketable securities. These investments had a fair market value of $3 million and $35 million at September 30, 2006 and 2005, respectively, which includes $1 million and zero of unrealized gains, respectively, that have been excluded from earnings and reported as a separate component of other comprehensive income (loss) within stockholders’ equity. During fiscal 2006 and 2005, Cabot purchased $20 million and $94 million of available-for-sale securities, respectively. Proceeds from sales of available-for-sale securities were $56 million and $164 million in 2006 and 2005, respectively. There were no gross realized gains (losses) from the sale of available-for-sale securities in fiscal 2006 and 2005. At September 30, 2006 and 2005, $1 million and $30 million, respectively, are classified as short-term investments and $2 million and $5 million, respectively, are classified as long-term investments.

During fiscal 2004, a pre-tax impairment charge of $12 million was recorded in other income (charges) to write off the Company’s investment in the Sons of Gwalia stock. The Sons of Gwalia stock was suspended from trading after the company appointed voluntary administrators under the Australian Corporation Act (similar to U.S. bankruptcy).

No dividends were received from available-for-sale marketable securities during the years ended September 2006, 2005 and 2004.

Cost Investments—Cabot had cost-based investments in the amount of $1 million at September 30, 2006 and 2005, which are classified as long-term. No sales of cost-based investments occurred during fiscal 2006, 2005 and 2004.

Note G. Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	September 30
	2006	2005
	(Dollars in millions)
Land and improvements	$72	$55
Buildings	384	340
Machinery and equipment	1,795	1,620
Other	95	95
Construction in progress	185	154
Total property, plant and equipment	2,531	2,264
Less: accumulated depreciation	(1,567)	(1,430)
Net property, plant and equipment	$964	$834

Depreciation expense was $130 million, $141 million and $132 million for fiscal 2006, 2005 and 2004, respectively.

Note H. Goodwill and Other Intangible Assets

At September 30, 2006 and 2005, Cabot had goodwill balances of $31 million and $25 million, respectively. The foreign currency translation impact on the goodwill balances was less than $1 million during fiscal 2006. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the year ended September 30, 2006 are as follows:

	Carbon Black Business	Metal Oxides Business	Total
	(Dollars in millions)
Balance at September 30, 2005	$15	$10	$25
Increase for Acquisition of SCK	6	—	6
Balance at September 30, 2006	$21	$10	$31

As required by FAS No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”), impairment tests are performed at least annually. The Company performs its annual impairment assessment for goodwill during the third quarter of each fiscal year. During the third quarter of fiscal 2006, Cabot performed its annual FAS 142 impairment test and determined that there was no impairment.

Cabot does not have any indefinite-lived intangible assets. At September 30, 2006 and 2005, Cabot had $5 million and $6 million of finite-lived intangible assets, respectively. These intangible assets at September 30, 2006 are comprised of $13 million for patents, $1 million for other intellectual property and less than $1 million of pension intangible assets related to minimum pension liabilities recorded in 2006, less accumulated amortization of $8 million for patents and $1 million for other intellectual property. These intangible assets at September 30, 2005 are comprised of $13 million for patents, $1 million for other intellectual property and $1 million of pension intangible assets related to minimum pension liabilities less related accumulated amortization of $8 million for patents and $1 million for other intellectual property.

Intangible assets are amortized over their estimated useful lives, which range from two to fifteen years, with a weighted average amortization period of ten years. Amortization expense is estimated to be approximately $1 million in each of the next five years.

In May 2006, Cabot entered into a cross license agreement with Aspen Aerogel, Inc. where each party granted certain patent rights to the other. In consideration for use of the patents granted by Cabot, the agreement calls for Cabot to receive $8 million of cash in ten equal semi-annual payments beginning on September 1, 2006 and the right to receive equity in Aspen. During the fourth quarter of 2006, the first installment payment was received and recorded in earnings. The remaining $7.2 million will be recognized when collection is reasonably assured. No amount has been recorded to date for the equity related consideration because of the contingent nature of the arrangement.

Note I. Accounts Payable, Accrued Liabilities and Other Liabilities

Accounts payable and accrued liabilities included in current liabilities consisted of the following:

	September 30
	2006	2005
	(Dollars in millions)
Accounts payable	$252	$180
Accrued employee compensation	36	32
Accrued restructuring	9	5
Other accrued liabilities	87	104
Total	$384	$321

Other long-term liabilities consisted of the following:

	September 30
	2006	2005
	(Dollars in millions)
Employee benefit plan liabilities	$123	$138
Non-current tax liabilities	45	73
Financial instrument liabilities	34	26
Other accrued liabilities	84	70
Total	$286	$307

Note J. Debt

Long-term debt is summarized below:

	September 30
	2006	2005
	(Dollars in millions)
Variable Rate Debt:
$400 million Revolving Credit Facility, Yen drawdown, due 2010, 0.8%	$79	$82
Fixed Rate Debt:
Medium Term Notes (average stated rate):
Notes due 2012 – 2022, 8.3%	$44	$44
Notes due 2007 – 2011, 7.2%	75	75
Notes due 2027, 7.3%	8	8
Note due 2027, 6.6%	1	1
Notes due 2018, 7.4%	30	60
Total Medium Term Notes	158	188
Euro Bond due 2013, 5.25%, net of discount and fair value of swaps	173	174
Guarantee of ESOP Notes, due 2013, 8.3%	38	42
Japanese Yen Debt due 2008, 1.2%	1	13
Chinese Renminbi Notes due 2008 – 2011, 5.2% to 6.2%	41	8
Other, due 2014, 7.75%	1	1
Total fixed rate debt	412	426
Capital lease, due 2006 – 2021, 10%	2	2
	493	510
Less current portion of long-term debt	(34)	(47)
Total long-term debt	$459	$463

$400 million Revolving Credit Facility—Cabot has a $400 million revolving credit facility that permits the Company to borrow funds on an unsecured basis in various currencies at floating interest rates. The credit facility expires on August 3, 2010. The Company has approximately $307 million remaining availability under the revolving credit facility as of September 30, 2006. The revolving credit facility agreement contains affirmative, negative and financial covenants, which the Company believes are customary for financings of this type, including financial covenants for certain maximum indebtedness and minimum cash flow requirements. The Company was in compliance with all debt covenants as of September 30, 2006 and 2005.

During fiscal 2005, Cabot repaid its then existing 9.3 billion yen debt by drawing down on the revolving credit facility. At September 30, 2006, the balance outstanding on the revolving credit facility remains at 9.3 billion yen ($ 79 million) which bears interest at yen-libor plus 30 basis points (.8% at September 30, 2006) and matures with the expiration of the revolving credit facility on August 3, 2010. The 9.3 billion yen debt has been designated as a net investment hedge. At September 30, 2006 and 2005, a credit of $3 million and zero, respectively, related to the revaluation of the debt from yen to U.S. dollar was included as a component of accumulated other comprehensive income (loss) with a corresponding amount in other long-term liabilities.

Cabot has entered into two variable-for-fixed rate swaps to hedge against the variability of cash flows caused by changes in interest rates related to this yen draw down. The swaps have an aggregate notional amount of 9.3 billion yen. Cabot will receive floating rate interest on the yen amount based on the six-month yen-LIBOR rate and pay a fixed rate yen based interest payment. During September 2005, in conjunction with the refinancing of its yen debt, Cabot amended these swap agreements to match the maturity of the draw down under the revolving credit facility. In addition, due to the extension of the maturity date, the interest rates of 0.4% and 0.391% on the previously outstanding swaps of 5 billion yen and 4.3 billion yen, respectively, have changed to a fixed rate of 0.84% and 0.86%, respectively, for both swaps.

These two yen variable-for-fixed rate swaps have been designated as cash flow hedges and had a positive fair value (asset) of less than $1 million on September 30, 2006 and 2005, and are included in other assets. During fiscal 2006, changes in the value of the effective portion of the cash flow hedges were reported in accumulated other comprehensive income (loss). There was no charge to earnings due to ineffectiveness for either of the years ended September 30, 2006, or 2005 for the swaps. Within the next twelve months, Cabot does not expect to reclassify any gains from accumulated other comprehensive income (loss) to earnings, as it expects the swaps to be highly effective through their maturities.

Medium Term Notes—At September 30, 2006 and 2005, there were $158 million and $188 million, respectively, of medium term notes outstanding issued to numerous lenders with various fixed interest rates and maturity dates. In fiscal year 2006, Cabot repaid $30 million of these medium term notes as they matured. The weighted average maturity of the total outstanding medium term notes is 7 years with a weighted average interest rate of 7.5%.

At September 30, 2006 and 2005, Cabot had two fixed-to-variable interest rate swaps outstanding with an aggregate notional amount of $60 million. An interest rate swap with a notional value of $30 million and the related medium term note outstanding at September 30, 2005 matured in December 2005. In January 2006, a new fixed-to-variable interest rate swap for a notional amount of $30 million was entered into and is associated with a $30 million medium term note maturing in February 2009. The other remaining swap matures in February 2007 with the maturity of the note. These swaps have been designated as hedges under FAS 133 to offset changes in the fair value of the underlying debt. The negative fair values (liabilities) of the derivative instruments were less than $1 million at September 30, 2006 and have been recorded as other long-term liabilities in the consolidated balance sheet with a corresponding decrease to long-term debt. This compares with the positive fair values (assets) of the derivative instruments of less than $1 million at September 30, 2005, that were recorded in other assets in the consolidated balance sheet with a corresponding increase to long-term debt. The fair value interest rate swaps were determined to be highly effective and no amount of ineffectiveness was recorded in earnings for the years ended September 30, 2006 and 2005.

Under a 1998 shelf registration, there are $400 million of debt securities still available for sale at September 30, 2006 and 2005, respectively. The Company has no current plans to offer additional securities under the registration statement.

Euro Bond—A Cabot subsidiary issued a $175 million bond with a fixed coupon rate of 5.25%. The bond is due September 1, 2013, with interest due on March 1 and September 1 of each year. A discount of approximately $1 million was recorded at inception of the issuance and is being amortized over the life of the bond. Amortization of the discount was immaterial for fiscal 2006 and 2005.

As part of the $175 million bond issuance, a Cabot subsidiary entered into a ten-year derivative contract with a notional amount of $140 million to swap U.S. dollars to Euros. This cross currency swap has been designated as a foreign currency cash flow hedge under FAS 133. The swap hedges the variability of the cash flows on $140 million (or 80%) of the debt issuance, for changes in the exchange rates over the life of the debt instrument. This swap effectively neutralizes the impact of U.S. dollar/Euro currency fluctuations on that subsidiary on $140 million of the bond. Changes in the value of the effective portion of the cash flow hedge are reported in accumulated other comprehensive income (loss) and a portion is subsequently reclassified to earnings to offset the revaluation foreign exchange gain (loss) on the underlying bond, while the ineffective portion would be reported directly to earnings. This swap had negative fair value (liability) of $28 million and $21 million on September 30, 2006 and 2005, respectively, and is included in other long-term liabilities. There was no charge to earnings for the years ended September 30, 2006 and 2005 for ineffectiveness, and the Company does not expect to reclassify any material gains or losses from accumulated other comprehensive income to earnings within the next twelve months.

The Cabot subsidiary also holds two swaps on the remaining $35 million (or 20%) of the bond issuance. The first is a fixed to floating interest rate swap on the fixed rate coupon of 5.25% to a six-month U.S. LIBOR rate plus a spread of 62 basis points. The variable interest rate on the swap resets with the terms of the bond coupon payments. This swap has been designated as a fair value hedge under FAS 133. The swap had a negative fair value (liability) of $1 million which has been recorded as an other long term liability with a corresponding decrease to long term debt at September 30, 2006 compared to a nominal fair value on September 30, 2005. The interest rate swap was determined to be highly effective and, therefore, no ineffectiveness was recorded in earnings during the years ended September 30, 2006 and 2005. The second swap is a cross currency swap on $35 million of the bond issuance which converts U.S. dollars at variable interest rates to Euros at variable interest rates. This swap has not been designated as a hedge under FAS 133. The cross currency swap had a negative fair value (liability) of $4 million and $2 million on September 30, 2006, and 2005, respectively, which is included in other long-term liabilities. Changes in the value of the swap are recognized immediately in earnings, and are offset by the recognition in other income (charges) for the foreign exchange revaluation of the underlying foreign currency debt.

ESOP Debt—In November 1988, Cabot’s Employee Stock Ownership Plan (“ESOP”) borrowed $75 million from an institutional lender in order to finance its purchase of 75,000 shares of Cabot’s Series B ESOP Convertible Preferred Stock. This debt bears interest at 8.3% per annum and is to be repaid in equal quarterly installments through December 31, 2013. Cabot, as guarantor, has reflected the outstanding balance of $38 million and $42 million as a liability in the consolidated balance sheet at September 30, 2006 and 2005, respectively. An equal amount, representing deferred employee benefits, has been recorded as a reduction to stockholders’ equity.

Japanese Yen Debt—A Cabot subsidiary repaid approximately $13 million of yen notes as they matured in fiscal 2006. Additionally, in connection with the acquisition of Cabot Japan on November 8, 2005, Cabot assumed the remaining 50% of SCK’s debt obligations of $13 million. Prior to the acquisition, SCK was accounted for as an equity affiliate and, therefore, was not consolidated. As a result of the acquisition and consolidation of Cabot Japan, Cabot had a total of $26 million of debt obligations as of the acquisition date. Subsequent to the closing of the acquisition Cabot has repaid $25 million of this debt with $1 million remaining outstanding as of September 30, 2006.

Chinese Renminbi Debt—Majority owned joint-ventures operating in China had unsecured debt facilities with numerous banks in China that allow for total long-term borrowings of 338 million Chinese Renminbi (RMB) ($42 million) with outstanding borrowings of 335 million RMB ($41 million) and 60 million RMB ($8 million) as of September 30, 2006 and 2005, respectively. The debt bears interest at rates ranging from 5.2% to 6.2% and has maturities ranging from 2007 to 2011. The financing has been used to fund capital expenditures at the Company’s newly constructed Carbon Black and Metal Oxides facilities located in Tianjin and Jiangxi Province.

Capital Lease Obligations—A majority owned joint venture has capital lease obligations for certain equipment with a net present value of $2 million. Cabot will make payments of a total of $3 million over the next fifteen years, including $1 million of imputed interest. Cabot has assets under capital leases of which the original costs at September 30, 2006 and 2005 were $2 million. The accumulated depreciation of assets under capital leases at September 30, 2006 and 2005 was $1 million for both years. The amortization related to those assets under capital lease is included in depreciation expense.

The aggregate principal amounts of long-term debt due in each of the five years from fiscal 2007 through 2011 and thereafter are as follows:

Fiscal Years Ended	(Dollars in millions)
2007	$34
2008	12
2009	46
2010	90
2011	38
Thereafter	273
Total	$493

At September 30, 2006, the Company had provided standby letters of credit totaling $30 million, which expire in fiscal 2007.

Short-term Notes Payable to Banks—The Company has notes payable to banks of $58 million and $34 million as of September 30, 2006 and 2005, respectively.

As of September 30, 2006 and 2005, the amount of notes outstanding to banks includes $8 million and $9 million, respectively, for book overdrafts and $8 million and zero, respectively, for notes issued by banks in China and Japan, which are both non-interest bearing balances. The weighted-average interest rate on short-term notes is 7.0% and 4.9% as of September 30, 2006 and 2005, respectively. The Company had an additional $2 million of outstanding borrowings against uncommitted facilities in certain foreign sites. The debt bears interest at rates ranging from 6.3% to 6.4% and has been renewed and will mature during the first quarter of fiscal 2008.

As of September 30, 2006 and 2005 Cabot had short-term debt agreements at its Argentina subsidiary for a total of $10 million and $11 million, respectively, to finance working capital and other requirements. The notes are expected to be refinanced as they mature at various dates throughout 2007. The debt bears interest at rates ranging from 6.6% to 12.3%.

During 2006, a Cabot subsidiary in India borrowed from uncommitted facilities from two local banks and had outstanding borrowings of $6 million and $4 million as of September 30, 2006 and 2005, respectively. The debt bears interest at rates ranging from 8.2% to 8.3%. The financing is being used for general working capital needs. These notes are expected to be refinanced as they mature at various dates throughout fiscal 2007.

The receipt and disbursement process in China is traditionally conducted using bank issued notes to satisfy certain company receivables and payables. As these notes typically mature in three to six months, a practice has developed whereby the notes received from customers for the satisfaction of amounts owed may be sold at a discounted rate to a bank. If the notes received are not discounted, they continue to be accounted for as a receivable from the bank and not the customer. These transactions are accounted for under the provisions of FAS 140. The Company entered into note discounting agreements in 2006 that would allow for up to 900 million RMB ($114 million) of bank notes to be discounted. As of September 30, 2006 notes in an aggregate amount of 292 million RMB ($37 million) have been sold under these discounting agreements.

Notes issued by a bank to a vendor on behalf of the Company are accounted for as satisfaction of the Company’s trade payable but are shown as notes payable until the note is settled with the bank. Both the issuing and discounting of notes by banks are typically applied against credit facilities established between the Company and the bank.

Majority owned joint-ventures operating in China had unsecured debt facilities with numerous banks in China that allow for total short-term borrowings in Chinese Renminbi of 562 million RMB ($71 million) with outstanding borrowings of 192 million RMB ($24 million) and 77 million RMB ($10 million) as of September 30, 2006 and 2005, respectively. The Company also has an existing U.S. dollar debt facility in China for $16 million. As of September 30, 2006, there were no outstanding borrowings against the US dollar facility. All of these facilities are being used to fund overall working capital needs in China. The debt bears interest at rates ranging from 5.0% to 5.5%. These short-term borrowings are expected to be refinanced as they mature throughout the remainder of 2006 and 2007.

Additionally, during fiscal 2006, the Company issued notes from these facilities to satisfy certain vendor payments. These amounted to 57 million RMB ($7 million) and are included in the notes payable to banks in the Company’s consolidated balance sheet and reduce the availability under the facilities described above. As of September 30, 2006, 313 million RMB ($40 million) remains available for future drawdowns.

Note K. Financial Instruments

The following is a description of the derivative financial instruments that Cabot has entered into to  manage certain of Cabot’s foreign currency exposures.

Japanese Yen Currency Swaps—Cabot uses both yen-based debt and cross currency swaps to hedge its net investment in Japanese subsidiaries against adverse movements in exchange rates. Cabot entered into two cross currency swap agreements in November 2002 to hedge a portion of its net investment in Japan. The hedge instruments swap U.S. dollar debt cash flows on a variable rate to yen debt cash flows on a variable rate. These swaps were originally maturing in October 2005 but were extended to October 31, 2006 and subsequent to year end were extended for another additional year to October 31, 2007. These derivative instruments, in total, swapped a notional value of $41 million at the three-month U.S. LIBOR interest rates for 5 billion yen at the three-month yen LIBOR interest rates. As of September 30, 2006 and 2005, and given rates in force at those dates, the cross currency swaps reduced Cabot’s interest rate by 4.93% and 3.78%, respectively, on the notional amount of $41 million.

These cross currency swaps had negative fair values (liabilities) of $2 million and $3 million at September 30, 2006 and 2005, respectively, and are included in other liabilities. The change in the fair value of the cross currency swap of $1 million for the twelve months ended September 30, 2006 has been recorded as a foreign currency translation loss in accumulated other comprehensive income (loss), offsetting foreign currency translation gains of Cabot’s yen denominated net investments. The effectiveness of these hedges is based on changes in the spot foreign exchange rates and the balance of Cabot’s yen denominated net investments. The net amount recorded in earnings for the years-ended September 30, 2006 and 2005 related to the ineffectiveness of the hedges was immaterial.

Australian Dollar Currency Options—To mitigate the foreign currency exposure associated with the future settlement of the Australian dollar denominated payables under a tantalum ore supply agreement, during April 2006 Cabot entered into option contracts with a total notional amount of 136 million Australian dollars ($97 million at inception). These contracts provide Cabot with the right, but not the obligation, to purchase Australian dollars at agreed strike prices monthly through January 2009. As of September 30, 2006, there was a notional amount of 116 million Australian dollars ($87 million) worth of options remaining outstanding. Certain of these option contracts have been designated as foreign currency cash flow hedges under FAS. 133, and related interpretations. Thus, the change in fair market value of the effective portion of the options are deferred as a component of accumulated other comprehensive income and recognized in cost of goods sold when the hedged item affects cost of goods sold. The changes in fair value of the options contracts that have not been designated as a hedge under FAS 133 are recognized directly in earnings.

In connection with the contracts designated as hedges, Cabot recorded less than $1 million of expense in earnings during the year ended September 30, 2006 related to the ineffective portion. The hedges had an initial value in April 2006 (upon entering into the contracts) of $1.8 million, which has decreased to $1.6 million as of September 30, 2006. At September 30, 2006, the Company expects to reclassify less than $1 million of losses on the option contracts from accumulated other comprehensive income over the next twelve months. For those options not designated as hedges, the Company recorded less than $1 million of expense during the year ended September 30, 2006.

Cabot recorded $2 million of assets and $34 million of liabilities to recognize the fair value of currency instruments at September 30, 2006 and September 30, 2005. A 10% appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $38 million and $41 million at September 30, 2006 and 2005, respectively. A 10% depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $37 million and $38 million at September 30, 2006 and 2005, respectively. Any increase or decrease in the fair value of Cabot’s currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability, or cash flow.

Note L. Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at September 30, 2006 and 2005 are as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Assets:
Cash and available for sale marketable securities	$193	$193	$217	$217
Foreign currency cash flow hedge	2	2	—	—
Cash flow hedge interest rate swaps	1	1	—	—
Liabilities:
Notes payable to banks—short-term	58	58	34	34
Foreign exchange contracts	—	—	4	4
Long-term debt—fixed rate	412	434	426	456
Long-term debt—floating rate	79	79	82	82
Fair value hedge interest rate swaps	1	1	—	—
Cross currency net investment hedges	2	2	3	3
Foreign currency fair value hedge	4	4	2	2
Foreign currency cash flow hedge	28	28	21	21

At September 30, 2006 and 2005, the fair values of cash, cash equivalents, accounts receivables, accounts payable and notes payable to banks approximated carrying values because of the short-term nature of these instruments. The estimated fair values of available for sale marketable securities, as described in Note F, are based on the market price at the respective year-ends. The estimated fair values of the derivative instruments as described in Note J and K are estimated based on the amount that Cabot would receive or pay to terminate the agreements at the respective year-ends which represents the fair value. The fair value of Cabot’s fixed rate long-term debt is estimated based on quoted market prices at the end of each fiscal year. The carrying amounts of Cabot’s floating rate long-term debt approximates their fair value.

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

Defined Contribution Plans

Cabot recognized expenses related to U.S. and foreign defined contribution plans in the amounts of $10 million, $9 million and $8 million in 2006, 2005 and 2004, respectively.

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

Employee Stock Ownership Plan

Other than certain employees subject to collective bargaining agreements, all eligible employees of Cabot and its participating subsidiaries in the U.S. participate in the ESOP. Under the ESOP, which is 100% Company funded, 742.6 shares of Series B ESOP convertible preferred stock are allocated to participants’ accounts at the end of each quarter. These shares are allocated to participants’ accounts based on a pre-determined formula. Cabot has established a minimum and maximum contribution percentage of total eligible pay of 4% and 8%, respectively. The actual contribution percentage in any given quarter varies depending on Cabot’s stock price on the last day of the relevant quarter, the total eligible compensation and the amount of the dividends allocated to participants. If the calculated contribution allocation falls below 4%, Cabot makes an additional contribution in the form of common stock to bring the total contribution to 4% for the participant. If the calculated contribution allocation exceeds 8% of eligible compensation, the excess shares are used to fund the Company match on the 401(k) contributions. If there are still shares remaining after the Company match has been allocated, the remaining shares are allocated to all participants in the ESOP as additional contribution shares.

Defined Benefit Plans

Defined benefit plans provide pre-determined benefits to employees to be distributed for future use upon retirement. Measurement of defined benefit pension expense is based on assumptions used to value the defined benefit pension liability at the beginning of the year. The CBP and certain foreign pension plans generally use the straight-line method of amortization over five years for the unrecognized net gains and losses. In fiscal 2006 and 2005, Cabot used a June 30 measurement date for all U.S. and foreign plan obligations and assets. Cabot is making all required contributions to the plans.

Cabot has assets of $13 million and $12 million at September 30, 2006 and 2005, respectively, that the Company has designated to fund pension obligations for one of its foreign plans. These pension plan assets are not included in the pension plan assets as of September 30, 2006 and 2005 as they do not qualify as plan assets under FAS No. 87, “Employers’ Accounting for Pensions”, because they are not specifically segregated or restricted for use to fund the defined benefit plan obligation, and accordingly, the assets are not shown in the funded status at September 30, 2006 and 2005. These assets are included in other assets in the consolidated balance sheets.

Cash Balance Plan

The CBP is a hybrid pension plan, in which participants in the CBP accrue benefits in the form of account balances, with a guaranteed rate of return and defined notional contributions. The notional contributions take the form of pay-based credits, which are computed as a percentage of eligible pay and credited quarterly to participant accounts. Interest is credited quarterly based on the average one-year Treasury bill rate for the month of November in the preceding calendar year. Approximately 125 employees have “grandfathered” benefits under a traditional defined benefit formula, which, under certain circumstances, may entitle them to benefits in addition to those accrued under the CBP. Cabot’s benefit obligations with regard to such employees are accounted for as part of Cabot’s defined benefit obligations. Cabot contributes to the plan based on the fair value of plan assets and associated returns and Cabot’s obligations and their timing.

Cabot provides benefits under traditional defined benefit formulas to employees in certain non-U.S. locations through several foreign defined benefit plans.

Supplemental Executive Plans

Cabot has Supplemental Executive Retirement Plans (“SERP”) to provide benefits to certain executive officers, other officers and employees of the Company. These plans are non-qualified and unfunded. The Supplemental Retirement Savings Plan (“SRSP”) and the Supplemental Cash Balance Plan (“SCBP”), collectively the SERP’s, were established to provide benefits to highly compensated employees in circumstances in which the maximum limits established under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code prevent them from receiving some of the benefits provided under the qualified RSP and CBP.

The obligations in connection with the supplemental plans were $18 million as of September 30, 2006 and 2005, and have been recorded in other liabilities. Of this, $8 million are obligations under the SCBP and are included in benefit obligations in the reconciliation of benefit obligations below, and $10 million are obligations under the SRSP and are not included in the reconciliation of benefit obligations below.

Postretirement Benefit Plans

Cabot also has postretirement benefit plans that provide certain health care and life insurance benefits for retired employees. Typical of such plans, the Cabot postretirement benefit plans are unfunded. Cabot funds the plans as claims or insurance premiums come due, as plans are not required to have assets for this obligation. Cabot established a per retiree cap on the amount the Company will pay for medical costs to limit the Company’s financial responsibility for the cost of providing medical coverage and mitigate the risk of a potential escalation in costs borne by Cabot for retiree medical coverage.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 was passed by the United States Congress in March 2003. FASB Staff Position 106-2 (“FSP 106-2”) provides accounting guidance related to the Act. Cabot has determined that its U.S. defined benefit postretirement health care plan provides a drug benefit that is actuarially equivalent to the Medicare Part D benefit. Under the plan’s cost sharing arrangement with retirees, the subsidy that Cabot will receive from Medicare will generally be used to offset the costs of providing retiree medical coverage.

Measurement of postretirement benefit expense is based on actuarial assumptions used to value the postretirement benefit liability at the beginning of the year. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The health care cost trend rates are reducing gradually to the ultimate projected future rates and have been achieved for all but one U.S. plan and one foreign plan in 2006. The fiscal 2006 weighted-average assumed health care cost trend rate is 10.0% for U.S. plans and 8.6% for foreign plans. The ultimate weighted-average health care cost trend rate has been designated as 5.0% for U.S. plans and 7.3% for foreign plans and is anticipated to be achieved during 2011 and 2013, respectively. A one-percentage point change in the 2006 assumed health care cost trend rate would have the following effects:

1-Percentage-Point
	Increase		Decrease
	U.S.	Foreign	U.S.	Foreign
(Dollars in millions)
Effect on total of service and interest cost components	$—	$—	$—	$—
Effect on postretirement benefit obligation	$3	$3	$—	$(2)

The following provides a reconciliation of benefit obligations, plan assets, the funded status and weighted-average assumptions of the defined benefit pension and postretirement benefit plans:

	Years Ended September 30
	2006		2005		2006		2005
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Change in Benefit Obligations:
Benefit obligation at beginning of year	$138	$231	$127	$197	$117	$17	$103	$10
Service cost	6	7	5	6	3	—	2	—
Interest cost	6	11	7	10	5	1	6	1
Plan participants’ contribution	—	1	—	1	—	—	1	—
Foreign currency exchange rate changes	—	12	—	(1)	—	1	—	—
(Gain)/loss from changes in actuarial assumptions	(8)	(15)	12	29	(27)	(2)	13	6
Benefit obligations assumed in acquisition	—	9	—	—	—	—	—	—
Benefits paid(1)	(10)	(10)	(13)	(12)	(8)	—	(8)	—
Curtailment (gain) loss	(1)	—	—	—	(4)	—	—	—
Settlement (gain) loss		(13)	—	—	—	—	—	—
Termination (benefit) loss	—	—	—	1	—	—	—	—
Benefit obligations at end of year	$131	$233	$138	$231	$86	$17	$117	$17
Change in Plan Assets:
Fair value of plan assets at beginning of year	$132	$170	$133	$149	$—	$—	$—	$—
Actual return on plan assets	13	11	11	20	—	—	—	—
Employer contribution	—	12	1	11	8	—	7	—
Plan participants’ contribution	—	1	—	1	—	—	1	—
Foreign currency exchange rate changes	—	8	—	—	—	—	—	—
Assets acquired	—	1	—	—	—	—	—	—
Benefits paid	(10)	(9)	(13)	(11)	(8)	—	(8)	—
Settlement gain (loss)	—	(13)	—	—	—	—	—	—
Fair value of plan assets at end of year	$135	$181	$132	$170	$—	$—	$—	$—
Funded status	$4	$(52)	$(6)	$(61)	$(86)	$(17)	$(117)	$(17)
Unrecognized transition amount	—	(1)	—	(1)	—	—	—	—
Unrecognized prior service cost	3	1	4	1	(7)	—	(8)	—
Unrecognized net (gain) loss	(13)	47	(1)	61	6	6	39	8
Fourth quarter contributions	—	4	—	3	2	—	2	—
Recognized liability	$(6)	$(1)	$(3)	$3	$(85)	$(11)	$(84)	$(9)
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Prepaid benefit cost	$2	$23	$5	$9	$—	$—	$—	$—
Accrued benefit liabilities	(8)	(33)	(8)	(36)	(85)	(11)	(84)	(9)
Intangible asset	—	—	—	1	—	—	—	—
Accumulated other comprehensive loss	—	9	—	29	—	—	—	—
Net amount recognized	$(6)	$(1)	$(3)	$3	$(85)	$(11)	$(84)	$(9)

(1)                Included in this amount is $1 million the Company paid directly to participants in its foreign defined benefits plans in 2006 and 2005.

Pension Assumptions and Strategy

The following assumptions were used to determine the benefit obligations at September 30:

	Assumptions as of September 30
	2006		2005		2006		2005
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Discount rate	6.0%	5.0%	4.8%	4.6%	6.0%	5.3%	4.8%	5.0%
Expected rate of return on plan assets	7.8%	6.1%	7.8%	6.4%	N/A	N/A	N/A	N/A
Assumed rate of increase in compensation	4.5%	3.5%	4.8%	3.4%	N/A	N/A	N/A	N/A
Assumed annual rate of increase in health care benefits	N/A	N/A	N/A	N/A	10.0%	8.6%	11.0%	8.4%

The discount rate that Cabot uses for determining future benefit obligations under the U.S. Defined Benefit Plans is based on Moody’s Aa index rate as of June 30, 2006 (the measurement date), less 25 basis points. The Moody’s Aa index rate was selected and continues to be an appropriate rate for Cabot, since it represents a long term high quality fixed income benchmark which approximates the long term nature of Cabot’s pension obligation (and related payout). Due to the nature of the CBP in the U.S., which typically pays quicker than an annuity as it allows for a lump sum payment to a participant upon retirement, Cabot’s policy is to reduce the Moody’s Aa index rate by 25 basis points. The reduction in the rate from the index provides for a better match of the intended maturity of the pension obligation.

As of the June 30, 2006 the discount rate under Moody’s Aa was 6.08%. Cabot used this as its benchmark to determine the discount rate for its future benefit obligations at the end of fiscal 2006.

Cabot’s investment strategy for each of its defined benefit plans in the U.S. and abroad is generally based on a set of investment objectives and policies which cover time horizons and risk tolerance levels consistent with plan liabilities. Periodic studies are performed to determine the asset mix that will meet pension obligations at a reasonable cost to the Company. The assets of the worldwide defined benefit plans are comprised principally of investments in equity and high quality fixed income securities, which are broadly diversified across the capitalization and style spectrum and are managed using both active and passive strategies. The weighted average target allocation for U.S. plans is 60%-70% in equity and 30%-40% in fixed income. As of September 30, 2006, the weighted average target allocation for foreign plans was 45% in equity and 55% in fixed income.

The Company’s defined benefit pension plans weighted-average asset allocations at September 30, 2006 and 2005, by asset category are as follows:

	Pension Assets
	September 30
	2006		2005
	U.S.	Foreign	U.S.	Foreign
Asset Category:
Equity securities	69%	46%	70%	43%
Debt securities	31%	52%	30%	49%
Cash securities and other	—	2%	0%	8%
Total	100%	100%	100%	100%

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

Net periodic defined benefit pension and other postretirement benefit costs include the following components:

Years Ended September 30
2006		2005		2004		2006		2005		2004
Pension Benefits						Postretirement Benefits
U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
(Dollars in millions)

Service cost	$6	$7	$5	$6	$6	$6	$3	—	$2	$—	$3	$—
Interest cost	6	11	7	10	7	10	5	1	6	1	6	—
Expected return on plan assets	(10)	(11)	(11)	(10)	(10)	(9)	—	—	—	—	—	—
Amortization of prior service cost	1	—	—	3	—	—	(1)	—	(1)	—	(1)	—
Unrecognized losses (gains)	—	4	—	—	(1)	4	2	1	1	—	2	—
Settlements or termination benefits	—	(1)	—	2	—	—	—	—	—	—	1	—
Net periodic benefit cost (benefit)	$3	$10	$1	$11	$2	$11	$9	$2	$8	$1	$11	$—

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

For those plans where the accumulated benefit obligation exceeded the related fair value of plan assets, the accumulated benefit obligation and fair value of plan assets for Cabot’s pension benefits are as follows:

	2006		2005
	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Accumulated benefit obligation	$6	$69	$6	$126
Fair value of plan assets	$—	$38	$—	$92

For those plans where the projected benefit obligation exceeded the related fair value of plan assets, the projected benefit obligation and fair value of plan assets for Cabot’s pension benefits are as follows:

	2006		2005
	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Projected benefit obligation	$6	$233	$8	$223
Fair value of plan assets	$—	$181	$—	$161

The accumulated benefit obligation was $123 million for the U.S. plans and $203 million for the foreign plans as of September 30, 2006 and $128 million for the U.S. plans and $198 million for the foreign plans at September 30, 2005.

Contributions

The Company does not expect to contribute to its U.S. pension plan in 2007 as the plans are fully funded. However, the Company expects to contribute approximately $12 million to its foreign plans in fiscal 2007.

Estimated Future Benefit Payments

The Company expects that the following benefit payments will be made to plan participants:

	Pension Benefits		Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Years Ended:
2007	$12	$11	$ 8	$1
2008	11	12	8	1
2009	11	14	8	1
2010	10	14	8	1
2011	11	16	8	1
2012-2016	56	87	38	5

Note N. Stock-Based Compensation

Cabot established the 2006 Long-Term Incentive Plan (the “2006 Plan”) in order to provide equity-based compensation to the Company’s key employees, advisors and consultants.  The 2006 Plan was approved by Cabot’s stockholders on March 9, 2006 and replaces the 1996 Equity Incentive Plan and the 1999 Equity Incentive Plan. Although the 2006 Plan allows Cabot to issue various forms of equity, Cabot expects to use the 2006 Plan primarily to issue shares of restricted stock and stock options under its long-term incentive compensation program. The terms of awards made under this program are generally determined by the Compensation Committee of the Board of Directors. As the program has been administered since 1992, participants are granted a specific number of shares of common stock (the “Grant Number”) that the participant may then elect either (i) to purchase as shares of restricted stock at a percentage of the market price of such stock on the date of grant (which in the last six years has been 30%) or (ii) to receive as non-qualified stock options for a number of shares of common stock equal to two times the Grant Number, exercisable at 100% of the market price of such stock on the date of grant. Both the purchased restricted stock and the stock options granted under the program are subject to a three-year vesting period. Stock options granted under the program expire five years from the date of grant. Certain of the terms under which stock options and restricted stock are issued to international employees are modified slightly from the terms of awards made to employees in the U.S. to account for tax or securities laws issues applicable to such international employees. Approximately 1.1 million stock awards have been granted under the 2006 Plan and there are approximately 3.4 million shares available for future grants at September 30, 2006. No new awards may be granted under either the 1996 Equity Incentive Plan or the 1999 Equity Incentive Plan, but there remain outstanding awards previously granted under these plans.

Through fiscal year 2005, Cabot followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements. On October 1, 2005, Cabot adopted FAS No. 123(R), using the modified prospective method, which permits the provisions of FAS 123(R) to be applied to the consolidated financial statements on a going-forward basis. Prior periods have not been adjusted. FAS 123(R) requires companies to recognize share-based payments to employees as compensation expense on a fair value method. Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The fair value of stock options is calculated using the Black-Scholes option-pricing model and the fair value of restricted stock is based on intrinsic value. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, as permitted under APB 25, Cabot recorded the impact of forfeitures as incurred. In connection with the adoption of FAS 123(R), during the first quarter of fiscal year 2006, Cabot recorded a $2 million gain (after-tax) from the cumulative effect of the change from recording forfeitures as they occur to estimating forfeitures during the service period. In addition, the previously recorded unearned compensation balance of $41 million, as of the date of adoption, which was included as a component of stockholders’ equity, was reclassified to additional paid-in capital and retained earnings.

Stock-based Compensation

Prior to the adoption of FAS 123(R), Cabot included in its consolidated financial statements the stock-based compensation disclosure requirements of FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The following table illustrates the effect the fair value recognition provisions of FAS No. 123 “Accounting for Stock Based Compensation” would have had on net income (loss) and earnings per share for the years ended September 30, 2005 and 2004.

	Years Ended September 30
	2005	2004
	(in millions, except for per share amounts)
Net income (loss), as reported	$ (48)	$ 124
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	21	19
Deduct: Stock-based compensation using fair value method for all awards, net of related tax effects	(23)	(21)
Pro forma net income (loss)	$ (50)	$ 122
Net income (loss) per common share:
Basic, pro forma	$ (0.87)	$ 2.04
Basic, as reported	$ (0.84)	$ 2.07
Diluted, pro forma	$ (0.87)	$ 1.79
Diluted, as reported	$ (0.84)	$ 1.82

Stock-based employee compensation expense was $15 million after tax for the year ended September 30, 2006. The Company recognized the full impact of its stock-based employee compensation in the consolidated statements of operations for the year ended September 30, 2006 under FAS 123(R) and did not capitalize any such costs on the consolidated balance sheets because those that qualified for capitalization were not material. The following table presents stock-based compensation expenses included in the Company’s consolidated statement of operations:

Year Ended September 30, 2006
(Dollars in millions)
Cost of sales	$ 9
Selling and administrative	12
Research and technical	2
Stock-based compensation expense before tax	23
Income tax benefit	(8)
Net stock-based compensation expense	$15

Stock Options   As of September 30, 2006, Cabot has $1 million of total unrecognized compensation cost related to non-vested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock   As of September 30, 2006, Cabot has $37 million of total unrecognized compensation cost related to non-vested restricted stock granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.58 years.

Equity Incentive Plan Activity

The following table summarizes the total stock option and the restricted stock activity in the equity incentive plans for the year ended September 30, 2006:

	September 30, 2006
	(Shares in thousands)
	Stock Options				Restricted Stock
	Total Options	Weighted Average Exercise Price	Non-Vested Options	Weighted Average Exercise Price	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2005	866	$29.42	450	$29.79	3,092	$30.29
Granted	93	35.23	93	35.23	972	35.23
Exercised/Vested	(270)	29.98	(161)	28.00	(886)	28.22
Cancelled/Forfeited	(26)	31.50	(20)	20.36	(225)	30.85
Outstanding at September 30, 2006	663	29.92	362	31.94	2,953	32.49
Exercisable at September 30, 2006	301	27.50

Stock Options

The following table summarizes information related to the outstanding and vested options on September 30, 2006:

	Options Outstanding	Vested Options
Aggregate Intrinsic Value (dollars in millions)	$5	$3
Weighted Average Remaining Contractual Term (in years)	2	1

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing common stock price of $37.20 on September 30, 2006, which would have been received by the option holders had all option holders exercised their options on that date.

The following table summarizes information related to the total intrinsic value of options exercised during the year ended September 30, 2006:

September 30, 2006
(Dollars in millions)
Intrinsic Value	$2
Cash Received	8
Tax Benefit	1

The Company settles employee stock option exercises with newly issued common shares. The total fair value of the options vested during the year ended September 30, 2006 was $6 million.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The estimated weighted average fair values of options granted during fiscal 2006, 2005 and

2004 were $8.40, $8.86 and $11.00 per option, respectively. The fair values on the grant date were calculated using the following weighted-average assumptions:

	Years Ended September 30
	2006	2005	2004
Expected stock price volatility	31%	42%	44%
Risk free interest rate	4.9%	3.8%	3.7%
Expected life of options (years)	4	4	4
Expected annual dividends per share	$0.64	$0.64	$0.60

The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the option.

Note O. Restructuring

Cost Reduction Initiatives

In September, 2006, Cabot announced a restructuring plan principally to reduce the fundamental cost structure of the carbon black product lines and strengthen the Company’s financial health. These initiatives include streamlining the Company’s sales, manufacturing, technical service and certain functional groups through a workforce reduction.  Implementation has begun and is expected to conclude during the course of fiscal year 2007. The total number of employees impacted by the cost reductions is expected to be approximately 130 people, with the majority having left the Company by September 30, 2006. Termination and related benefits costs associated with this restructuring have been and will be recorded in accordance with FAS 112, “Employers’ Accounting for Postemployment Benefits (“FAS 112”) or FAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. The total charge related to these initiatives was $10 million as of September 30, 2006. The Company expects to record an additional $3 million related to the restructuring and make cash payments of $12 million during fiscal 2007.

In addition to the benefits accrued as part current and prior restructuring plans, the Company offers other post-employment benefits, as defined by FAS 112, to its employees. These benefits have not been accrued as of September 30, 2006 or 2005 as the amount of the Company’s obligation cannot be reasonably estimated.

The following summarizes the charge recorded for the workforce reductions at September 30, 2006:

Severance And Employee Benefits
(Dollars in millions)
Charges for the twelve months ended September 30, 2006	$10
Cash paid	(1)
Reserve at September 30, 2006	$ 9

Altona Restructuring

In October 2004, Cabot initiated a plan to shut down its Altona, Australia carbon black manufacturing facility due to an indication by Cabot’s raw materials supplier that it would cease supply in September 2005, as well as the decline of the carbon black business in Australia. Production at this facility ceased on October 3, 2005. As of September 30, 2006, Cabot has recorded charges associated with this restructuring of approximately $28 million, which is expected to be partly offset by gains on the sale of the land on which the facility was located. These gains are estimated to be between approximately $7 million and $10 million (net of transaction costs) and the sale of the land is expected to occur during fiscal 2007. No further charges are expected related to this restructuring. The $28 million of charges includes approximately $9 million for severance and employee benefits, $7 million for accelerated depreciation of the facility assets, $2 million for the demolition of the facility, $2 million for asset retirement obligations related to site remediation and restoration and $8 million for the realization of foreign currency translation adjustments. As of September 30, 2006, substantial liquidation of the Company’s operating subsidiary in Australia has been completed and therefore, an $8 million non-cash charge for the foreign currency translation adjustment has been recorded. All charges associated with this restructuring initiative are related to the Carbon Black Business. Cabot has recorded all of these charges in the consolidated statements of operations since October 2004 and has $2 million of reserves recorded as of September 30, 2006. It is anticipated that the remaining $2 million of reserves will be paid during fiscal 2007 in connection with the remediation and restoration of the property.

Details of the Altona restructuring activity and changes in the reserve during the years ended September 30, 2005 and 2006 are as follows:

	Severance And Employee Benefits	Asset Retirement Obligation	Accelerated Depreciation	Total
	(Dollars in millions)
Charges for the year ended September 30, 2005	$ 7	$—	$ 7	$14
Costs charged against assets	(2)	—	(7)	(9)
Recognition of asset retirement obligation	—	2	—	2
Cash paid	(1)	—	—	(1)
Reserve at September 30, 2005	$ 4	$ 2	$—	$ 6
Charges for the year ended September 30, 2006	2	2		4
Costs charged against assets	1	—	—	1
Recognition of asset retirement obligation	—	—	—
Cash paid	(6)	(3)	—	(9)
Reserve at September 30, 2006	$ 1	$ 1	$—	$ 2

The charges related to the Altona restructuring for the year ended September 30, 2006 are exclusive of $1 million of gains on the sale of fixed assets.

European and Zierbena Restructuring

As of September 30, 2006, the Company had less than $1 million of restructuring reserves for severance and employee benefits related to the Company’s fiscal 2003 European restructuring plan and closure of its carbon black manufacturing facility in Zierbena, Spain and less than $1 million of asset retirement obligations related to site remediation and restoration of the Zierbena facility. During fiscal 2006, $4 million of payments were made related to these restructurings. Cabot expects the remaining accruals to be paid out during fiscal 2007 in connection with the completion of the site remediation and restoration.

As of September 30, 2006, the reserve balances for the Cost Reduction Initiatives and the Altona, European and Zierbena restructurings are included in accrued expenses in the consolidated balance sheets.

Restructuring costs were recorded in the consolidated statements of operations for the years ended September 30, 2006, 2005 and 2004 as follows:

	Years Ended September 30
	2006	2005	2004
	(Dollars in millions)
Net sales and other operating revenue	$(1)	$—	$—
Cost of sales	6	14	5
Selling and administrative expense	8	2	1
Total	$13	$16	$ 6

Note P. Stockholders’ Equity

In May 2004, the Board of Directors authorized Cabot to purchase up to 5 million shares of Cabot common stock. Approximately 1.1 million, 1.6 million and 1.7 million shares have been repurchased during the fiscal years ended September 30, 2006, 2005 and 2004, respectively. Approximately 1.6 million shares remain available for repurchase under the current authorization.

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

In November 1988, Cabot sold 75,336 shares of its Series B ESOP Convertible Preferred Stock to the ESOP for cash at a price of $1,000 per share. Each share of the Series B ESOP Convertible Preferred Stock is convertible into 146.4 shares of Cabot’s common stock, subject to certain events and anti-dilution adjustment provisions, and carries voting rights on an “as converted” basis. The trustee of the ESOP has the right to convert the shares of Series B ESOP Convertible Preferred Stock to common stock. In addition, the trustee for the ESOP has the right to cause Cabot to redeem shares sufficient to provide for periodic distributions to plan participants. Cabot has the option to redeem the shares for $1,000 per share, convert the shares to common stock, or a combination thereof.

The issued shares of Series B ESOP Convertible Preferred Stock receive preferential and cumulative quarterly dividends and are ranked as to dividends and liquidation prior to Cabot’s common stock. For purposes of calculating diluted earnings per share, the Series B ESOP Convertible Preferred Stock is assumed to be converted to common stock based on the 146.4 conversion rate. At September 30, 2006, 6 million shares of Cabot’s common stock were reserved for issuance upon conversion of the Series B ESOP Convertible Preferred Stock.

Cabot is the guarantor for the outstanding debt held by the ESOP as described in Note J. Cabot contributed $4 million in 2006 and 2005 and $3 million in 2004 to the ESOP to service the debt. Dividends on ESOP shares used for debt services were $3 million in 2006 and $4 million in 2005 and 2004. In addition, actual interest incurred on debt associated with the ESOP was $3 million in 2006 and $4 million in 2005 and 2004.

During 2006, 2005 and 2004, Cabot paid cash dividends of $77.50 per share of Series B ESOP Convertible Preferred Stock and $0.64, $0.64 and $0.60, respectively, per share of common stock.

Comprehensive Income

The pre-tax, tax and after-tax effects of the components of other comprehensive income (loss) are shown below:

	Years Ended September 30
	Pre-tax	Tax	After-tax
	(Dollars in millions)
2004
Foreign currency translation adjustments	$27	$—	$27
Unrealized holding loss arising during the period on marketable securities(1)	(12)	5	(7)
Unrealized holding loss arising during the period on derivative instruments	(7)	2	(5)
Minimum pension liability adjustment	20	(6)	14
Other comprehensive income	$28	$1	$29
2005
Foreign currency translation adjustments	$22	$—	$22
Unrealized holding loss arising during the period on derivative instruments	(9)	3	(6)
Minimum pension liability adjustment	(8)	3	(5)
Other comprehensive income	$5	$6	$11
2006
Foreign currency translation adjustments	$34	$(5)	$29
Unrealized holding gain arising during the period on derivative instruments	9	(3)	6
Minimum pension liability adjustment	20	(6)	14
Other comprehensive income	$63	$(14)	$49

(1)                During the fourth quarter of fiscal 2004, Cabot recorded a pre-tax impairment charge of $12 million in other charges related to the value of its investment in the Sons of Gwalia stock due to a significant decline in its fair market value. The Sons of Gwalia stock was suspended from trading after the Company appointed voluntary administrators under the Australian Corporation Act, which is similar to U.S. bankruptcy. The loss was recognized and the book value of this investment was reduced to zero.

                           The balance of related after-tax components comprising accumulated other comprehensive income (loss) are summarized below:

	September 30
	2006	2005
	(Dollars in millions)
Foreign currency translation adjustments	$21	$(8)
Unrealized holding gain on marketable securities	1	1
Unrealized holding loss on derivative instruments	(6)	(12)
Minimum pension liability adjustment	(6)	(20)
Accumulated other comprehensive income (loss)	$10	$(39)

Note Q. Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	Years Ended September 30
	2006	2005	2004
	(In millions, except per share amounts)
Basic EPS:
Income (loss) available to common shares (numerator)	$86	$(51)	$121
Weighted-average common shares outstanding	63	63	62
Less: contingently issuable shares(1)	(3)	(3)	(3)
Adjusted weighted-average shares (denominator)	60	60	59
Basic EPS	$1.42	$(0.84)	$2.04
Income per share from discontinued businesses	0.03	—	0.03
Loss per share from cumulative effect of changes in accounting principles	(0.03)	—	—
Net income (loss) per share—basic	$1.42	$(0.84)	$2.07
Diluted EPS:
Income (loss) available to common shares	$86	$(51)	$121
Dividends on preferred stock(2)	2	—	3
Income (loss) available to common shares plus assumed conversions (numerator)	$88	$(51)	$124
Weighted-average common shares outstanding	60	60	59
Effect of dilutive securities:(3)
Assumed conversion of preferred stock	6	—	7
Common shares issuable(4)(5)	2	—	2
Adjusted weighted-average shares (denominator)	68	60	68
Diluted EPS	$1.28	$(0.84)	$1.79
Income per share from discontinued businesses	0.03	—	0.03
Income per share from cumulative effect of changes in accounting principles	(0.03)	—	—
Net income (loss) per share—diluted	$1.28	$(0.84)	$1.82

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

(4)                Represents incremental shares from the assumed conversion of stock options and outstanding restricted stock issued under Cabot Equity Incentive Plans.

(5)                At September 30, 2006, 100,000 of options to purchase shares of common stock outstanding were not included in the calculation of diluted earnings per share because those options’ exercise prices were greater than the average market price of Cabot common stock. For the year ended September 30, 2005, approximately 7 million common shares, based on assumed conversion of preferred stock, and 1 million of common shares, representing restricted stock and stock options issued under Cabot’s Equity Incentive Plans, were excluded from the calculation of diluted earnings per share, as those shares would have been anti-dilutive due to the Company’s net loss position. At September 30, 2004, 100,000 of options to purchase shares of common stock outstanding were not included in the calculation of diluted earnings per share because those options’ exercise prices were greater than the average market price of Cabot common stock.

Note R. Income Taxes

Income (loss) before income taxes was as follows:

	Years Ended September 30
	2006	2005	2004
	(Dollars in millions)
Income (loss) from continuing operations:
Domestic	$(31)	$(89)	$43
Foreign	128	(4)	121
	$97	$(93)	$164

Taxes on income consisted of the following:

	Years Ended September 30
	2006	2005	2004
	(Dollars in millions)
U.S. federal and state:
Current	$(27)	$(18)	$(3)
Deferred	(2)	(48)	6
Total	(29)	(66)	3
Foreign:
Current	34	38	41
Deferred	4	(17)	(5)
Total	38	21	36
Total U.S. and foreign	$9	$(45)	$39

The provision for income taxes at Cabot’s effective tax rate differed from the provision for income taxes at the statutory rate as follows:

	Years Ended September 30
	2006	2005	2004
(Dollars in millions)
Continuing Operations:
Computed tax expense at the federal statutory rate	$34	$(32)	$57
Foreign income:
Impact of taxation at different rates, repatriation and other	(19)	(20)	(17)
Impact of foreign losses for which a current tax benefit is not available	9	5	4
State taxes, net of federal effect	1	(1)	—
Recognition of currency translation loss	2	—	—
Supermetals Business goodwill impairment charge	—	31	—
Extraterritorial income exclusion/foreign sales corporation	(2)	(4)	(6)
U.S. and state benefits from research and experimentation activities	—	(3)	(1)
Competent authority relief	—	—	(7)
Tax audit settlements	(18)	(23)	—
Valuation allowance on Sons of Gwalia investment loss	—	—	8
Other, net	2	2	1
Total Continuing Operations	$9	$(45)	$39

Significant components of deferred income taxes were as follows:

	September 30
	2006	2005
	(Dollars in millions)
Deferred tax assets:
Depreciation and amortization	$11	$42
Pension and other benefits	80	72
Environmental liabilities	6	8
Investments	3	—
Inventory	18	15
Deferred expenses	26	15
Net operating loss and other tax carryforwards	78	51
Other	22	25
Subtotal	244	228
Valuation allowances	(45)	(42)
Total deferred tax assets	$199	$186

	2006	2005
	(Dollars in millions)
Deferred tax liabilities:
Depreciation and amortization	$42	$34
Pension and other benefits	10	9
Investments		3
State and local taxes		—
Inventory	2	1
Deferred revenue	3	3
Other	27	17
Total deferred tax liabilities	$84	$67

In 2006, Cabot recorded $18 million of tax benefits in net income from continuing operations, $12 million from the settlement of an Internal Revenue Service audit of the years 2000 to 2002 and $6 million related to tax settlements in other jurisdictions. In addition, Cabot recorded a $2 million tax benefit in discontinued operations from the settlement of an Internal Revenue Service audit of the years 2000 to 2002.

In 2005, Cabot recorded a $23 million tax benefit for the settlement of an Internal Revenue Service audit of the years 1997 to 1999 and refund claims for credits generated in those years.

In 2004, Cabot recorded a $7 million tax benefit for a tax audit filing resolved in the same year.

Cabot has filed its tax returns in accordance with the tax laws in each jurisdiction and maintains tax reserves for differences between tax expense as finally determined and income tax expense for exposures that can be reasonably estimated. In the event that actual results are significantly different from these estimates, Cabot’s provision for income taxes could be significantly impacted.

Approximately $214 million of net operating loss carryforwards and $19 million of other tax credit carryforwards remain at September 30, 2006. Of the net operating loss carryforwards, $90 million will expire in the years 2007 through 2013, $26 million will expire in years after 2013, and $98 million can be carried forward indefinitely. Of the tax credit carryforwards, $18 million will expire in years after 2013 and $1 million can be carried forward indefinitely. The benefits of these carryforwards are dependent upon taxable income during the carryforward period in the jurisdictions where they arose. Accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized.

Provisions have not been made for U.S. income taxes or non-U.S. withholding taxes on approximately $371 million of undistributed earnings of non-U.S. subsidiaries, as these earnings are considered indefinitely reinvested. These earnings could become subject to U.S. income taxes and non-U.S. withholding taxes if they were remitted as dividends, were loaned to Cabot or a U.S. subsidiary, or if Cabot should sell its stock in the subsidiaries.

Cabot has net U.S. deferred tax assets of $99 million that it believes are more likely than not recoverable through future taxable income. However, recovery is dependent on achieving the Company’s forecast of future operating income over an extended period of time. As of September 30, 2006, the Company would require approximately $285 million in cumulative future U.S. operating income, adjusted for permanent differences (book/tax differences that will not reverse), to be generated at various times over approximately 20 years to realize its net U.S. deferred tax assets. The Company will review its forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve the Company’s operating income targets may change its assessment regarding the recoverability of its net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of its U.S. deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on the Company’s earnings in future periods.

The valuation allowance at September 30, 2006 and 2005 represents management’s best estimate of the non-realizable portion of the net deferred tax assets. The valuation allowance increased in certain tax jurisdictions by $3 million in 2006 due to the uncertainty of the ultimate realization of certain future tax benefits and net operating losses reflected as deferred tax assets.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. Cabot assesses the recoverability of its deferred tax assets on an ongoing basis. In making this assessment, Cabot is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of its net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, the Company has made significant estimates involving current and deferred income taxes. Cabot does not recognize current and future tax benefits until it is deemed probable that certain tax positions will be sustained.

Note S. Commitments and Contingencies

Operating Lease Commitments

Cabot leases certain transportation vehicles, warehouse facilities, office space, machinery and equipment under operating cancelable and non-cancelable leases, most of which expire within ten years and may be renewed by Cabot. Rent expense under such arrangements for 2006, 2005 and 2004 totaled $20 million, $10 million and $9 million, respectively. Future minimum rental commitments under non-cancelable leases are as follows:

(Dollars in millions)
2007	$20
2008	12
2009	10
2010	10
2011	7
2012 and thereafter	36
Total future minimum rental commitments	$95

Other Long-Term Commitments

Cabot has entered into long-term purchase agreements for various key raw materials in the Carbon Black, Metal Oxides and Supermetals Businesses. The purchase commitments for the Supermetals Business covered by these agreements are with suppliers and are estimated to aggregate approximately $112 million for the periods 2007 through 2011 and thereafter. Purchases under these agreements are expected to be approximately $46 million, $45 million, $15 million, $2 million, $2 million and $2 million for 2007, 2008, 2009, 2010 and 2011 and thereafter, respectively. Raw materials purchased under these agreements were $37 million in 2006 and $76 million in 2005 and 2004, respectively.

On February 8, 2006, the Company and the Sons of Gwalia settled their dispute over the price to be paid by Cabot for tantalum ore under an existing supply agreement. As part of the settlement, the companies terminated their existing agreement and entered into a new three-year tantalum ore supply agreement that incorporates a significantly reduced annual volume commitment. Cabot made a lump sum payment of $27 million to terminate the then existing supply agreement and other related agreements. Under the new agreement, which is denominated in Australian dollars, Cabot will pay higher prices for ore than under the prior agreement. The $27 million lump sum payment has been recorded as an expense during fiscal 2006 and has been included as a component of cost of goods sold in the accompanying Consolidated Statements of Operations. The purchase commitments under the new contract have been included in the amounts discussed above for the Company’s Supermetals Business.

The purchase commitments for the Carbon Black Business covered by these agreements are with various suppliers and are estimated to aggregate approximately $1.3 billion for the periods 2007 through 2011 and thereafter. Purchases under these agreements are expected to be approximately $172 million, $188 million, $115 million, $91 million, $89 million and $623 million for 2007, 2008, 2009, 2010 and 2011 and thereafter, respectively. Raw materials purchased under these agreements were $146 million, $63 million and $26 million in 2006, 2005 and 2004, respectively. The increase in purchase commitments for the Carbon Black Business is a result of raw material supply agreements the Company secured for its newly constructed Carbon Black facility located in Tianjin, China.

The purchase commitments for the Metal Oxides Business covered by these agreements are with various suppliers and are estimated to aggregate approximately $94 million for the periods 2007 through 2011 and thereafter. Purchases under these agreements are expected to be $9 million, $2 million, $2 million, $3 million, $3 million and $75 million for 2007, 2008, 2009, 2010 and 2011 and thereafter, respectively. Raw materials purchased under these agreements were $8 million, $12 million and $109 million in 2006, 2005 and 2004, respectively.

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

As of September 30, 2006 and 2005, Cabot had $13 million and $17 million, respectively, reserved for environmental matters primarily related to divested businesses. In 2006 and 2005, there was $4 million in accrued expenses and $9 million and $13 million, respectively, in other liabilities on the consolidated balance sheets for environmental matters. These amounts represent Cabot’s best estimates of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Charges for environmental expense of $1 million and $1 million in 2006 and 2005 were included in other income (charges) on the consolidated statements of operations. Cash payments were $5 million and $4 million during fiscal 2006 and 2005, respectively, related to these environmental matters.

At September 30, 2006, the operational and maintenance component of the $13 million reserve for environmental matters includes $4 million on a net present value basis which approximates $6 million on an undiscounted basis. Cabot expects to make payments of $3 million from fiscal 2007 through 2011 and a total of $3 million thereafter. A discount rate of 4.93% is used for the environmental liability at September 30, 2006. The book value of the liabilities will be accreted up to the undiscounted liability value through interest expense over the expected cash flow period, which was less than $1 million during both fiscal 2006 and 2005.

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (1) AO’s insurance coverage for the period prior to the 1990 acquisition, and (2) a former owner’s indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982. Generally, these respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of respirators that are claimed to have been negligently designed or labeled.

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

As of December 31, 2002, there were approximately 50,000 claimants in pending cases asserting claims against AO in connection with respiratory products. As of September 30, 2003, 2004, 2005 and 2006 there were approximately 87,000, 91,000, 92,000 and 63,000 claimants, respectively. A large portion of the claims asserted during 2003 were filed in Mississippi and appear to have been prompted by changes in Mississippi’s state procedural laws, which caused claimants to file their claims prior to the effective date of these changes.  In 2005, a federal judge ruled that many of the “diagnoses” presented in a broad silicosis class action were unreliable. As a consequence of this ruling, silica and non-malignant asbestos claims filed throughout the country have dropped significantly for AO and for defendants in general in non-malignant asbestos and silica cases. In addition, many of the claims filed against AO during 2003, 2004 and 2005, which were pending as of September 30, 2005, have been dismissed without payment. It is not clear at this time whether this reduction in silica and non-malignant asbestos claims will continue or stabilize or whether the number of these claims will rebound.

Cabot has contributed to the Payor Groups’ defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. Cabot engaged through counsel the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm in the field of tort liability valuation, to quantify Cabot’s estimated share of the liability for pending and future respirator claims. The methodology developed by HR&A addresses the complexities surrounding Cabot’s potential liability by making assumptions about future claimants with respect to periods of asbestos exposure and respirator use. Using those and other assumptions, HR&A estimated the number of future claims that would be filed and the related costs that would be incurred in resolving those claims. On this basis, HR&A then estimated the net present value of the share of these liabilities that reflected Cabot’s period of direct manufacture and Cabot’s contractual obligations assuming that all other members of the Payor Group meet their obligations. Based on these estimates, Cabot has a reserve for these matters of $18 million on a net present value basis ($28 million on an undiscounted basis) at September 30, 2006.

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

Cabot’s current estimate of the cost of its share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) a continuation in the recent trend of dismissals without payment of pending silica and non-malignant asbestos claims that began this year, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of members of the Payor Group and (viii) a determination that the Company’s interpretation of the contractual obligations on which it has estimated its share of liability is inaccurate. Cabot cannot determine the impact of these potential developments on its current estimate of its share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

The $18 million liability for respirator claims is recognized on a discounted basis using a discount rate of 6.00% which represents management’s best estimate of the risk free rate to the cash flow payments of the liability that are projected through 2052. The total expected aggregate undiscounted amount is $28 million. Cabot estimates payments of approximately $4 million, $3 million, $2 million, $2 million, $1 million  in 2007, 2008, 2009, 2010 and 2011, respectively, and a total of $16 million in 2012 through 2052. The book value of the liabilities will be accreted up to the undiscounted liability value through interest expense over the expected cash flow period, which was less than $1 million in fiscal 2006. Cash payments were $1 million during fiscal 2006 related to this liability.

Carbon Black Antitrust Litigation

During fiscal year 2003, the Company, Phelps Dodge Corporation, Columbian Chemicals Co., Degussa Engineered Carbons, LP, Degussa AG, and Degussa Corporation (referred to collectively as the “Defendants”), were named in fifteen antitrust lawsuits filed in several federal district courts, one of which was dismissed. The complaints were filed by the plaintiffs on their own behalf and on behalf of all individuals or entities who purchased carbon black in the United States directly from the Defendants from approximately 1999 until the present (the “Period”) and allege that the Defendants conspired to fix, raise, maintain or stabilize prices for carbon black sold in the United States during the Period. In the complaint, the plaintiffs seek treble damages in an unspecified amount and attorneys’ fees. Liability for damages in antitrust cases is joint and several among the defendants. In August 2003, the pending federal cases were consolidated by a multi-jurisdictional panel and transferred to the federal court for the District of Massachusetts. In the second quarter of fiscal 2005, the Defendants were named in an antitrust lawsuit filed in federal district court in New York. This action was consolidated with the other pending federal cases. In June 2006, the Defendants filed a motion for summary judgment. Arguments on the motion were heard in October 2006. In November 2006, the plaintiffs filed a pleading seeking the court’s approval of a $4 million settlement with the Degussa defendants. In the pleading, the plaintiffs estimated their total damages (subject to trebling) to be approximately $100 million.

During fiscal years 2003 and 2004, the Company and the above Defendants were named in nine actions filed in Superior Court of the State of California on behalf of a purported class of indirect purchasers of carbon black in the state of California from as early as November 1998 to the present. During fiscal years 2004 and 2005, the Company and the above Defendants were named in actions filed in state courts in the states of Florida, Kansas, Tennessee, South Dakota, North Carolina and New Jersey on

behalf of all indirect purchasers of carbon black in these respective states. Each of these complaints asserts violations under the applicable state laws for conduct that is similar to what is alleged in the federal cases described above. The plaintiffs in the state actions also seek treble damages in an unspecified amount and attorneys’ fees. All nine pending California actions have been consolidated in the Superior Court in the State of California (City and County of San Francisco).

The Company believes it has valid defenses to all of these federal and state antitrust claims and will continue to assert them vigorously. While the outcome of litigation is uncertain, the Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the Company’s financial position.

Beryllium Claims

Cabot is a party to several pending actions in connection with its discontinued beryllium operations. Cabot entered the beryllium industry through an acquisition in 1978. We ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of our former beryllium business was sold to NGK Metals, Inc. in 1986. During the last several years, several individuals who have resided or worked for many years in the immediate vicinity of our former beryllium facility located in Reading, Pennsylvania have brought suits against Cabot and NGK for personal injury allegedly caused by beryllium particle emissions produced at that facility. Nine personal injury claims against Cabot are pending in state court in Pennsylvania. One of the claims was filed during the fourth quarter of fiscal 2006. Discovery is ongoing in these cases.

Since October 2003, approximately 50 individuals have asserted claims for medical monitoring now pending in numerous Pennsylvania state court actions. The plaintiffs allege contact with beryllium in various ways, including residence or employment in the area surrounding the Reading facility, employment at the Reading facility or contact with individuals who worked at the Reading facility. Discovery is underway in these cases. In June 2006, summary judgment was granted to Cabot in connection with the medical monitoring claims of three of these individuals. The plaintiffs filed an appeal in July 2006.

There are also six beryllium product liability cases pending in state courts, five of which are pending in California and one of which is pending in Washington. Four California cases are stayed by court order pending the testing of the plaintiffs for beryllium exposure, and discovery is underway in the fifth California case. The Washington case is not active at this time. In August 2006, a case pending in Florida was voluntarily dismissed with prejudice by the plaintiffs.

In September 2006, Cabot was one of several named defendants in Anthony v. Small Tube Manufacturing Corp. et al., a class action complaint filed in the United States District Court for the Eastern District of Pennsylvania on behalf of certain present and former employees of the U.S. Gauge Inc. facility in Sellersville, Pennsylvania. U.S. Gauge is a company alleged to have purchased the beryllium-containing products from Cabot. The class action alleges that the present and former employees were exposed to beryllium dust and fumes during the machining of beryllium-containing products purchased from Cabot and that they are therefore entitled to receive medical monitoring. There are three other companies named as defendants in the case. Cabot has filed an answer, cross-claims and third-party counterclaims. Discovery in the case has not yet begun.

In December 2006, Cabot was one of several named defendants in Sheridan et al. v. NGK North America, Inc., et al., a class action complaint filed in the Pennsylvania Court of Common Pleas of Philadelphia County on behalf of persons who resided within a one mile radius of the Reading facility for a period of at least six months between 1950 and 2000. The class action alleges that these persons were exposed to emissions of beryllium from the Reading plant and are, therefore, entitled to receive medical monitoring. Cabot has not yet responded to the complaint, and discovery in the case has not yet begun.

Cabot believes it has valid defenses to all of these beryllium actions and will assert them vigorously in the various venues in which claims have been asserted. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of these matters. While the outcome of litigation is uncertain, the Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the Company’s financial position.

Other

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

Note T. Risk Management

Market Risk

Cabot’s principal financial risk management objective is to identify and monitor our exposure to changes in interest rates and foreign currency rates, in order to assess the impact that changes in each could have on future cash flow and earnings. Cabot manages these risks through normal operating and financial activities and, when deemed appropriate, through the use of derivative financial instruments as well as foreign currency debt.

Cabot’s financial risk management policy prohibits entering into financial instruments for speculative purposes. All instruments entered into by Cabot are reviewed and approved by Cabot’s Financial Risk Management Committee, an internal management committee responsible for overseeing Cabot’s financial risk management policy.

By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, our credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a repayment risk for Cabot. We minimize the credit (or repayment) risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed periodically by us.

Interest Rates

Cabot’s main objective in managing its exposure to interest rate changes is to reduce the total funding cost and thereby limit the impact of interest rate changes on earnings and cash flows. Cabot uses interest rate swaps, foreign currency borrowings and foreign currency swaps to accomplish this objective. Cabot’s primary exposure is to the U.S. dollar yield curve. For further details see Note K.

Foreign Currency

Cabot’s international operations are subject to certain risks, including currency fluctuations and government actions. The Company’s Treasury function, under the guidance of the Financial Risk Management Committee, continuously monitors foreign exchange exposures, so that Cabot can respond to changing economic and political environments. Exposures primarily relate to assets and liabilities denominated in foreign currencies as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, Cabot uses short-term forward contracts and foreign currency options to minimize the exposure to foreign currency risk. In 2006 and 2005, none of Cabot’s forward contracts and some of the foreign currency options were designated as hedging instruments under FAS 133. Cabot’s forward foreign exchange contracts are denominated primarily in the

Euro, Japanese yen, British pound sterling, Canadian dollar, Australian dollar and Indonesian rupiah. The foreign currency options are denominated in Australian dollar.

At September 30, 2006 and 2005, Cabot had $161 million and $139 million respectively in foreign currency forward contracts outstanding. The company also had foreign currency options with a notional value of $87 million and zero outstanding at September 30, 2006 and 2005 respectively. For 2006, 2005 and 2004, the net realized gains associated with the forward contracts were $3 million, $5 million and $4 million respectively. The net unrealized losses as of September 30, 2006, 2005 and 2004, respectively, were less than $1 million, $4 million and zero respectively, based on the fair value of the instruments. Gains and losses associated with foreign exchange contracts were not material to each respective period and are recorded in other income (charges) on the consolidated statement of operations.

Cabot also uses non-U.S. dollar denominated derivatives and non-derivatives (foreign currency debt) financial instruments to hedge its foreign currency risk related to the Japanese yen and the Euro. For further details see Note K.

Political Risk

Cabot is exposed to political or country risks inherent in doing business in some countries. These risks may include actions of governments, importing and exporting issues, contract loss and asset abandonment. The Company considers these risks carefully in connection with its investment and operating activities.

Share Repurchases

Cabot repurchases its shares in order to offset dilution caused by issuing shares under the Company’s various employee stock plans. In addition, the Company may repurchase its shares as one method of returning excess cash to shareholders.

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

During fiscal years 2006, 2005 and 2004, Goodyear Tire and Rubber Company accounted for approximately 14%, 12% and 11%, respectively, of Cabot’s annual consolidated net sales. No other customer individually represented more than 10% of net sales for any period presented. Cabot’s loss of this or other customers that may account for a significant portion of the Company’s sales, or any decrease in sales to any of these customers, could have a material adverse effect on Cabot’s business, financial condition or results of operations.

Tire manufacturers in the Carbon Black Business and customers of the Supermetals Business comprise significant portions of Cabot’s trade receivable balance. The accounts receivable balance for these significant customers are as follows:

	September 30
	2006	2005
	(Dollars in millions)
Tire manufacturers	$168	$173
Supermetals customers	$50	$63

Cabot has not experienced significant losses in the past from these customers. Cabot monitors its exposure to customers to minimize potential credit losses.

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

Cabot funds the postretirement plans as claims or insurance premiums come due. The expense to Cabot for providing these benefits could increase in future years. At September 30, 2006, the accumulated postretirement benefit obligation is $86 million in U.S. plans and $17 million in foreign plans, of which $85 million in U.S. plans and $11 million in foreign plans is reserved for this liability. For further details see Note M.

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

Note U. Financial Information by Segment & Geographic Area

Segment Information

During the last quarter of fiscal 2005, management changed its segment reporting structure to better reflect the way the Company manages and thinks about the businesses. Under the new reporting structure, Cabot is organized into four reportable segments: the Carbon Black Business, the Metal Oxides Business, the Supermetals Business (“CSM”), and the Specialty Fluids Business (“CSF”). Prior year segment information, which included the disclosure of reportable segments, has been conformed to reflect this change.

The Carbon Black Business is primarily comprised of the rubber blacks, performance products and inkjet colorants product lines as well as the business development activities of Cabot Superior MicroPowders (“CSMP”). The revenues from each of these product lines are as follows:

	Years Ended September 30
	2006	2005	2004
	(Dollars in millions)
Rubber blacks	$1,378	$976	$863
Performance products	488	469	427
Inkjet colorants	47	39	31
CSMP	4	6	4
Total Carbon Black Sales	$1,917	$1,490	$1,325

Carbon black is a form of elemental carbon, which is manufactured in a highly controlled process to produce particles and aggregates of varied structure and surface chemistry, resulting in many different performance characteristics for a wide variety of applications. Carbon black is widely used to enhance the physical, electrical and optical properties of the systems and applications in which it is incorporated. Carbon black is manufactured to match customer needs and performance requirements and is sold to diverse markets, including the automotive, building materials, agricultural, coatings, toners, plastics, inkjet printing and electronics markets. The rubber blacks products are used in tires and industrial products. Rubber blacks have traditionally been used in the tire industry as a rubber reinforcing agent and are also used as a performance additive. In industrial products such as hoses, belts, extruded profiles and molded goods, rubber blacks are used to improve the physical performance of the product. Performance products are specialized grades of carbon black that are used to enhance conductivity and static charge control, to provide UV protection, to enhance mechanical properties, to provide chemical flexibility through surface treatment and as pigments. These products are used in a wide variety of industries such as inks, coatings, cables, pipes, toners and electronics. Cabot’s performance products include black and white thermoplastic concentrates and specialty compounds that are marketed to the plastics industry. Cabot’s inkjet colorants are high-quality pigment-based black and other colorant dispersions the Company manufactures by surface treating special grades of carbon black and other pigments. Cabot’s inkjet colorant products are produced for various inkjet printing markets, including small office home office, high speed, wide format, and commercial and industrial printing applications.

The Metal Oxides Business is primarily comprised of the fumed metal oxides (including fumed silica and fumed alumina and dispersions thereof) and aerogel product lines. The revenues from each of these product lines are as follows:

	Years Ended September 30
	2006	2005	2004
	(Dollars in millions)
Fumed metal oxides	$253	$231	$221
Aerogel	1	—	—
Total Metal Oxides Sales	$254	$231	$221

Fumed silica is an ultra-fine, high-purity particle used as a reinforcing, thickening, abrasive, thixotropic, suspending or anti-caking agent in a wide variety of products produced for the automotive, construction, microelectronics and consumer products industries. These products include adhesives, sealants, cosmetics, inks, toners, silicone rubber coatings, polishing slurries and pharmaceuticals. Fumed alumina, also an ultra-fine, high-purity particle, is used as an abrasive, absorbent or barrier agent in a variety of products, such as inkjet media, lighting, coatings and cosmetics. Cabot’s aerogels are nano-structured high surface area hydrophobic silica particles with potential uses in a variety of thermal and acoustic insulation applications. This product has been incorporated into the skylight, window and wall system products of several manufacturers of panels for use in the daylighting segment of the construction industry. The product line continues to focus on application and market development activities for use of aerogels in other commercial areas, and in fiscal 2006, began working with several potential customers to qualify our aerogels products for oil and gas pipeline insulation applications.

The Supermetals Business produces tantalum, niobium (columbium) and their alloys. Tantalum, which accounts for substantially all of this Business’s sales, is produced in various forms. Electronics is the largest market for tantalum powder and wire, which are used to make capacitors for computers, networking devices, wireless phones, electronics for automobiles and other devices. Tantalum, niobium and their alloys are also produced in wrought form for other applications such as the production of superalloys and chemical process equipment, and for various other industrial and aerospace applications.

In addition, the Company sells tantalum products for the manufacture of tantalum sputtering targets used in thin film applications, including semiconductors, inkjet heads, magnetics and flat panel displays.

The Specialty Fluids Business produces and markets cesium formate as a drilling and completion fluid for use in high pressure and high temperature oil and gas well operations. Cesium formate products are solids-free, high-density fluids that have a low viscosity, permitting them to flow readily in oil and gas wells. The fluid is resistant to high temperatures, minimizes damage to producing reservoirs and is readily biodegradable. Cesium formate is blended and sold with other formates or products in a majority of applications.

The accounting policies of the segments are the same as those described in the summary of “Significant Accounting Policies.” Exceptions are noted as follows and are incorporated in the tables below. Revenues from external customers for certain product lines within the Carbon Black Business include 100% of sales from one equity affiliate. Segment profit is a measure used by Cabot’s operating decision-makers to measure consolidated operating results and assess segment performance. Cabot evaluates the performance of its segments and allocates resources based on segment profit or loss before taxes (“PBT”). Segment PBT includes equity in net income of affiliated companies, royalties paid by equity affiliates and minority interest and excludes corporate governance costs, interest expense, foreign currency transaction gains and losses, interest income, dividend income, non-allocated corporate overhead as well as certain items that have not been allocated to a segment as they are significant and unusual or infrequent. Cash, short-term investments, cost investments, income taxes receivable, deferred taxes and headquarters’ assets are included in unallocated and other. Expenditures for additions to long-lived assets include total equity and other investments (including available-for-sale securities), property, plant and equipment, intangible assets and assets held for rent.

Financial information by segment is as follows:

Years Ended September 30,	Carbon Black	Metal Oxides	Supermetals(1)	Specialty Fluids	Segment Total	Unallocated and Other(2)	Consolidated Total
	(Dollars in millions)
2006
Revenues from external customers(3)	$1,917	$254	$292	$44	$2,507	$36	$2,543
Depreciation and amortization	96	23	5	4	128	12	131
Equity in net income of affiliated companies	11	1	—	—	12	—	12
Income (loss) from continuing operations before taxes(4)	105	18	41	16	180	(83)	97
Assets(5)	1,552	245	284	71	2,152	382	2,534
Investment in equity-basis affiliates	55	4	—	—	59	—	59
Total expenditures for additions to long-lived assets(6)	154	23	10	4	191	27	218
2005
Revenues from external customers(3)	$1,490	$231	$346	$40	$2,107	$18	$2,125
Depreciation and amortization	91	22	22	4	139	3	142
Equity in net income of affiliated companies	11	1	—	—	12	—	12
Income (loss) from continuing operations before taxes(4)	94	16	52	17	179	(272)	(93)
Assets(5)	1,287	234	351	74	1,946	428	2,374
Investment in equity-basis affiliates	60	3	—	—	63	—	63
Total expenditures for additions to long-lived assets(6)	136	26	21	6	189	97	286
2004
Revenues from external customers(3)	$1,325	$221	$338	$27	$1,911	$23	$1,934
Depreciation and amortization	86	22	20	3	131	3	134
Equity in net income of affiliated companies	5	1	—	—	6	—	6
Income (loss) from continuing operations before taxes(4)	114	18	77	6	215	(51)	164
Assets(5)	1,181	205	572	72	2,030	396	2,426
Investment in equity- basis affiliates	53	3	—	—	56	—	56
Total expenditures for additions to long-lived assets(6)	83	14	21	6	124	111	235

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

(3)                 Revenues from external customers for the Carbon Black Business includes 100% of sales from one equity affiliate  and at market-based prices. Unallocated and Other revenues from external customers reflects an adjustment for the equity affiliate sales and includes royalties paid by equity affiliates offset by external shipping and handling fees:

	Years Ended September 30
	2006	2005	2004
	(Dollars in millions)
Equity affiliate sales	$(39)	$(36)	$(36)
Royalties paid by equity affiliates and other operating revenues	10	12	8
Shipping and handling fees	65	42	51
Total	$36	$18	$23

(4)                 Income (loss) from continuing operations before taxes for Unallocated and Other includes:

	Years Ended September 30
	2006	2005	2004
	(Dollars in millions)
Interest expense	$(27)	$(29)	$(30)
Certain items(a)	(51)	(242)	(18)
Reversal of equity in net income of affiliated companies	(12)	(12)	(6)
Foreign currency transaction gains (losses)(b)	(2)	2	(2)
Other unallocated income(c)	9	9	5
Total	$(83)	$(272)	$(51)

(a)                Certain items includes investment income, and certain other items that are not included in segment PBT. These certain items for fiscal 2006 include a $10 million for charge for global restructuring initiatives, $11 million for charges related to the closure of the Company’s Altona facility, $3 million for cost reduction initiatives and $27 million for the Sons of Gwalia settlement payment. These certain items for fiscal 2005 include $16 million for restructuring charges, $90 million of goodwill asset impairment charges as discussed in Note D, $121 million of long-lived asset impairment charges as discussed in Note D and $15 million of charges related to cost reduction initiatives in the Supermetals Business. These certain items for fiscal 2004 include $6 million for restructuring charges, a $12 million charge for the impairment of an investment, income of $2 million related to respirator reserve recoveries and $2 million of charges related to other non-operating items.

(b)                Net of other foreign currency risk management activity.

(c)                Other unallocated income includes investment income and other items that are not included in segment PBT.

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

Revenues from external customers and long-lived asset information by geographic area are summarized as follows:

	United States	Japan	Other Foreign Countries	Consolidated Total
	(Dollars in millions)
Years Ended September 30,
2006
Revenues from external customers	$790	$351	$1,402	$2,543
Long-lived assets(1)	$383	$16	$704	$1,103
2005
Revenues from external customers	$609	$219	$1,297	$2,125
Long-lived assets(1)	$332	$22	$615	$969
2004
Revenues from external customers	$614	$183	$1,137	$1,934
Long-lived assets(1)	$472	$141	$549	$1,162

(1)                Long-lived assets include total equity and other investments, (including available-for-sale marketable securities), net property, plant and equipment, net intangible assets and assets held for rent.

Note V. Unaudited Quarterly Financial Information

Unaudited financial results by quarter for the fiscal years ended September 30, 2006 and 2005 are summarized below and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Quarter Ended
	December		March		June		September		Year
	(Dollars in millions, except per share amounts)
Fiscal 2006
Net sales	$587		$627		$666		$663		$2,543
Gross profit	106		85		115		113		419
Income from continuing operations	22	(1)	12	(2)	25	(3)	29	(4)	88
Discontinued Operations, net of tax	—		—		—		2	(6)	2
Cumulative effect of accounting changes, net of tax	2	(5)	—		—		(4	)(5)	(2)
Net income	$24		$12		$25		$27		$88
Dividends on preferred stock, net of tax benefit	(1)		—		(1)		—		(2)
Income available to common shares	$23		$12		$24		$27		$86
Income from continuing operations per common share (diluted)	$0.31		$0.17		$0.37		$0.43		$1.28
Income (loss) from cumulative effect of change in accounting principle per common share (diluted)	0.04		—		—		(0.07)		(0.03)
Income from discontinued operations per common share (diluted)	—		—		—		0.03		0.03
Income per common share (diluted)	$0.35		$0.17		$0.37		$0.39		$1.28
Fiscal 2005
Net sales	$495		$527		$545		$558		$2,125
Gross profit	117		130		118		68		433
Income (loss) from continuing operations	35	(7)	(50	)(8)	26	(9)	(59	)(10)	(48)
Net income (loss)	$35		$(50)		$26		$(59)		$(48)
Dividends on preferred stock, net of tax benefit	(1)		—		(1)		(1)		(3)
Income (loss) available to common shares	$34		$(50)		$25		$(60)		$(51)
Income (loss) from continuing operations per common share (diluted)	$0.51		$(0.84)		$0.39		$(1.02)		$(0.84)
Income (loss) per common share (diluted)	$0.51		$(0.84)		$0.39		$(1.02)		$(0.84)

(1)     Includes $1 million charge for restructuring initiatives and $1 million charge for cost reduction initiatives.

(2)     Includes $2 million charge for restructuring initiatives, $2 million charge for cost reduction initiatives and $27 million charge for the Sons of Gwalia settlement payment.

(3)     Includes $1 million charge for restructuring initiatives and $1 million charge for cost reduction initiatives.

(4)     Includes $10 million charge for global restructuring initiatives and $7 million charge related to the closure of our Altona facility.

(5)     Amounts related to the cumulative benefit resulting from the adoption of FAS 123(R) in the first quarter of fiscal 2006, net of tax and amounts related to the cumulative expense resulting from the adoption of FIN 47 in the fourth quarter of 2006, net of tax.

(6)     Amount relates to a favorable tax settlement recognized during the period related to our discontinued liquified natural gas business.

(7)     Includes $4 million charge for restructuring initiatives and $3 million of tax benefit related to the closure of the Altona facility.

(8)     Includes charges of $4 million for restructuring initiatives and $90 million for goodwill asset impairment.

(9)     Includes $4 million charge for restructuring initiatives.

(10)    Includes charges of $3 million for restructuring initiatives, $15 million for cost reduction initiatives and $121 million for long-lived asset impairment.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cabot Corporation:

We have completed integrated audits of Cabot Corporation’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cabot Corporation and its subsidiaries at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note N to the consolidated financial statements, the Company changed its method of accounting for share-based payments on October 1, 2005. As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations as of September 30, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Cabot Japan K.K. from its assessment of internal control over financial reporting as of September 30, 2006 because an additional 50% interest was acquired by the Company in a purchase business combination during fiscal year 2006. We have also excluded Cabot Japan K.K. from our audit of internal control over financial reporting. Cabot Japan K.K. is a wholly owned subsidiary whose total assets and total revenues represent $126 million and $127 million, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2006.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
December 14, 2006

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures

Cabot carried out an evaluation, under the supervision and with the participation of its management, including the Company’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2006. Based on that evaluation, Cabot’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Cabot’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Cabot. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Cabot’s management assessed the effectiveness of Cabot’s internal control over financial reporting as of September 30, 2006 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, Cabot’s management concluded that Cabot’s internal control over financial reporting was effective as of September 30, 2006. During fiscal year 2006, Cabot purchased the 50% equity interest it did not already own in  Showa Cabot K.K. from our joint venture partner and renamed the entity Cabot Japan K.K. Management has excluded Cabot Japan K.K. from its assessment of internal control over financial reporting as of September 30, 2006. Cabot Japan K.K. had total assets of $126 million and total revenue of $127 million included in Cabot’s consolidated financial statements as of and for the year ended September 30, 2006.

Management’s assessment of the effectiveness of Cabot’s internal control over financial reporting as of September 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears under Item 8.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control of Cabot Japan K.K. and will make appropriate changes as we incorporate our controls and procedures at Cabot Japan K.K. We intend to disclose any changes in our internal control over financial reporting resulting from the acquisition of Cabot Japan K.K. that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting, within or prior to our first annual assessment of internal control over financial reporting that is required to include Cabot Japan K.K., which is the end of fiscal year 2007.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Certain information regarding our executive officers is included at the end of Part I of this Annual Report under the heading “Executive Officers of the Registrant.”

Cabot has adopted Global Ethics and Compliance Standards, a code of ethics that applies to all of the Company’s employees and directors, including the Chief Executive Officer, the Chief Financial Officer, the Controller and other senior financial officers. The Global Ethics and Compliance Standards are posted on our website, www.cabot-corp.com (under the “Corporate Governance” caption). We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Global Ethics and Compliance Standards applicable to the Chief Executive Officer, the Chief Financial Officer, the Controller or other senior financial officers by posting such information on our website.

The other information required by this item will be included in our Proxy Statement for the 2007 Annual Meeting of Stockholders (“Proxy Statement”) and is herein incorporated by reference.

Item 11.                 Executive Compensation

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of September 30, 2006 regarding the number of shares of common stock that may be issued under Cabot’s equity compensation plans. All of our equity compensation plans have been approved by our stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders(1)	662,400	$29.92	3,447,600
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)          Included in this category are the following equity plans that have been approved by Cabot’s stockholders:  2006 Long-Term Incentive Plan, 1999 Equity Incentive Plan and 1996 Equity Incentive Plan.

(2)          The number in this column of the table represents the securities remaining available for future issuance under the 2006 Long-Term Incentive Plan. No new awards may be made under either the 1996 Equity Incentive Plan or the 1999 Equity Incentive Plan although there remain outstanding awards previously granted under these plans.

The other information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 14.                 Principal Accounting Fees and Services

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)          Financial Statements.   See “Index to Financial Statements” under Item 8 on page 57 of this Form 10-K.

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

Certificate of Incorporation of Cabot Corporation restated effective October 24, 1983, as amended (incorporated herein by reference to Exhibit 3.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, file reference 1-5667, filed with the SEC on February 9, 2006).

3(b)	—

The By-laws of Cabot Corporation as of January 11, 1991 (incorporated herein by reference to Exhibit 3(b) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the SEC on December 27, 1991).

4(a)(i)	—

Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4 of Amendment No. 1 to Cabot’s Registration Statement on Form S-3, Registration No. 33-18883, filed with the SEC on December 10, 1987).

4(a)(ii)	—

First Supplemental Indenture dated as of June 17, 1992, to the Indenture (incorporated by reference to Exhibit 4.3 of Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-48686, filed with the SEC on June 18, 1992).

4(a)(iii)	—

Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, file reference 1-5667, filed with the SEC on February 14, 1997).

4(a)(iv)	—

Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K, dated November 20, 1998, file reference 1-5667, filed with the SEC on November 20, 1998).

10(a)	—

Credit Agreement dated August 3, 2005 among Cabot Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Citibank, N.A., as Syndication Agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, file reference 1-5667, filed with the SEC on August 9, 2005).

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

10(b)(v)*	—

2006 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(b)(vi)*	—

Non-Employee Directors’ Stock Compensation Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

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

10(d)(viii)* †	—	Cabot Corporation Amended and Restated Deferred Compensation Plan dated September 8, 2006.
10(d)(ix)*	—

Non-Employee Directors’ Stock Deferral Plan dated July 14, 2006 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, file reference 1-5667, filed with the SEC on August 9, 2006).

10(e)	—

Group Annuity Contract No. GA-6121 between The Prudential Insurance Company of America and State Street Bank and Trust Company, dated June 28, 1991 (incorporated herein by reference to Exhibit 10(h) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the SEC on December 27, 1991).

10(f)* †	—	Summary of Compensation for Non-Employee Directors.
10(g)	—

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

10(i)	—

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

Date: December 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ KENNETT F. BURNES	Director, Chairman of the Board, President	December 14, 2006
Kennett F. Burnes	and Chief Executive Officer
/s/ JONATHAN p. MASON	Executive Vice President and Chief Financial	December 14, 2006
Jonathan P. Mason	Officer (principal financial officer)
/s/ JAMES P. KELLY	Controller	December 14, 2006
James P. Kelly	(principal accounting officer)
/s/ DIRK L. BLEVI	Director and Executive Vice President	December 14, 2006
Dirk L. Blevi
/s/ JOHN S. CLARKESON	Director	December 14, 2006
John S. Clarkeson
/s/ JUAN ENRIQUEZ-CABOT	Director	December 14, 2006
Juan Enriquez-Cabot
/s/ ARTHUR L. GOLDSTEIN	Director	December 14, 2006
Arthur L. Goldstein
/s/ GAUTAM S. KAJI	Director	December 14, 2006
Gautam S. Kaji
/s/ RODERICK C.G. MACLEOD	Director	December 14, 2006
Roderick C.G. MacLeod
/s/ JOHN H. MCARTHUR	Director	December 14, 2006
John H. McArthur
/s/ HENRY F. MCCANCE	Director	December 14, 2006
Henry F. McCance

Signatures	Title	Date
/s/ JOHN F. O’BRIEN	Director	December 14, 2006
John F. O’Brien
/s/ RONALDO H. SCHMITZ	Director	December 14, 2006
Ronaldo H. Schmitz
/s/ LYDIA W. THOMAS	Director	December 14, 2006
Lydia W. Thomas
/s/ MARK S. WRIGHTON	Director	December 14, 2006
Mark S. Wrighton
/s/ SHENGMAN ZHANG	Director	December 14, 2006
Shengman Zhang

EXHIBIT INDEX

Exhibit Number		Description
3(a)	—

Certificate of Incorporation of Cabot Corporation restated effective October 24, 1983, as amended (incorporated herein by reference to Exhibit 3.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, file reference 1-5667, filed with the SEC on February 9, 2006).

3(b)	—

The By-laws of Cabot Corporation as of January 11, 1991 (incorporated herein by reference to Exhibit 3(b) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the SEC on December 27, 1991).

4(a)(i)	—

Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4 of Amendment No. 1 to Cabot’s Registration Statement on Form S-3, Registration No. 33-18883, filed with the SEC on December 10, 1987).

4(a)(ii)	—

First Supplemental Indenture dated as of June 17, 1992, to the Indenture (incorporated by reference to Exhibit 4.3 of Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-48686, filed with the SEC on June 18, 1992).

4(a)(iii)	—

Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, file reference 1-5667, filed with the SEC on February 14, 1997).

4(a)(iv)	—

Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K, dated November 20, 1998, file reference 1-5667, filed with the SEC on November 20, 1998).

10(a)	—

Credit Agreement dated August 3, 2005 among Cabot Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Citibank, N.A., as Syndication Agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, file reference 1-5667, filed with the SEC on August 9, 2005).

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

10(b)(v)*	—

2006 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(b)(vi)*	—

Non-Employee Directors’ Stock Compensation Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

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

10(d)(viii)*†	—	Cabot Corporation Amended and Restated Deferred Compensation Plan dated September 8, 2006.
10(d)(ix)*	—

Non-Employee Directors’ Stock Deferral Plan dated July 14, 2006 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, file reference 1-5667, filed with the SEC on August 9, 2006).

10(e)	—

Group Annuity Contract No. GA-6121 between The Prudential Insurance Company of America and State Street Bank and Trust Company, dated June 28, 1991 (incorporated herein by reference to Exhibit 10(h) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the SEC on December 27, 1991).

10(f)* †	—	Summary of Compensation for Non-Employee Directors.
10(g)	—

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

10(i)	—

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