Form 10-Q
period 2006-12-31
CABOT CORP
filed 2007-02-09
CIK 16040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
December 31, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 1-5667

Cabot Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-2271897
(State of Incorporation)	(I.R.S. Employer Identification No.)
Two Seaport Lane
Boston, Massachusetts	02210-2019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 345-0100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

As of February 5, 2007 the Company had 64,336,766 shares of Common Stock, par value $1 per share, outstanding.

CABOT CORPORATION

Part I.             Financial Information

Item 1.           Financial Statements

CABOT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended December 31, 2006 and 2005
UNAUDITED

	2006	2005
	(In millions, except per share amounts)
Net sales and other operating revenues	$655	$587
Cost of sales	506	481
Gross profit	149	106
Selling and administrative expenses	54	58
Research and technical expenses	15	13
Income from operations	80	35
Interest and dividend income	2	2
Interest expense	(9)	(6)
Other income (expense)	2	(4)
Income from operations before income taxes, equity in net income of affiliated companies and minority interest	75	27
Provision for income taxes	(19)	(4)
Equity in net income of affiliated companies, net of tax of $0 and $1	3	3
Minority interest in net income, net of tax of $1 and $1	(5)	(4)
Income from operations	54	22
Income from cumulative effect of a change in accounting principle, net of tax $0 and of $1	—	2
Net income	54	24
Dividends on preferred stock, net of tax benefit of $0 and $0	—	(1)
Income available to common shares	$54	$23
Weighted-average common shares outstanding, in millions:
Basic	61	60
Diluted	69	68
Income per common share:
Basic:
Income from operations	$0.88	$0.35
Income from cumulative effect of a change in accounting principle	—	0.04
Net income per share—basic	$0.88	$0.39
Diluted:
Income from operations	$0.79	$0.31
Income from cumulative effect of a change in accounting principle	—	0.04
Net income per share—diluted	$0.79	$0.35
Dividends per common share	$0.18	$0.16

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED BALANCE SHEETS
ASSETS
UNAUDITED

	December 31,	September 30,
	2006	2006
	(In millions)
Current assets:
Cash and cash equivalents	$183	$189
Short-term marketable securities	31	1
Accounts and notes receivable, net of reserve for doubtful accounts of $7 and $6	538	534
Inventories:
Raw materials	124	131
Work in process	106	109
Finished goods	153	139
Other	44	41
Total inventories	427	420
Prepaid expenses and other current assets	93	75
Deferred income taxes	35	36
Total current assets	1,307	1,255
Investments:
Equity affiliates	59	59
Long-term marketable securities and cost investments	3	3
Total investments	62	62
Property, plant and equipment	2,584	2,531
Accumulated depreciation and amortization	(1,620)	(1,567)
Net property, plant and equipment	964	964
Other assets:
Goodwill	32	31
Intangible assets, net of accumulated amortization of $10 and $10	4	5
Assets held for rent	40	40
Deferred income taxes	99	100
Other assets	82	77
Total other assets	257	253
Total assets	$2,590	$2,534

CABOT CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES & STOCKHOLDERS’ EQUITY
UNAUDITED

	December 31,	September 30,
	2006	2006
	(In millions, except for share and per share amounts)
Current liabilities:
Notes payable to banks	$69	$58
Accounts payable and accrued liabilities	355	384
Income taxes payable	39	27
Deferred income taxes	2	2
Current portion of long-term debt	48	34
Total current liabilities	513	505
Long-term debt	437	459
Deferred income taxes	20	20
Other liabilities	287	286
Commitments and contingencies (Note G)
Minority interest	72	68
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Series B ESOP Convertible Preferred Stock 7.75% Cumulative, Authorized: 200,000 shares Issued: 51,875 and 55,895 shares	52	56
Outstanding: 34,714 and 38,734 shares (aggregate redemption value of $35 and $39 at $1,000 per share)
Less cost of 17,161 shares of preferred treasury stock	(38)	(38)
Common stock:
Authorized: 200,000,000 shares of $1 par value Issued: 64,354,303 and 63,579,040 shares Outstanding: 64,207,914 and 63,432,651 shares	64	64
Less cost of 146,389 shares of common treasury stock	(5)	(5)
Additional paid-in capital	23	7
Retained earnings	1,202	1,160
Deferred employee benefits	(37)	(38)
Notes receivable for restricted stock	(19)	(20)
Accumulated other comprehensive income	19	10
Total stockholders’ equity	1,261	1,196
Total liabilities and stockholders’ equity	$2,590	$2,534

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 2006 and 2005
UNAUDITED

	2006	2005
	(In millions)
Cash Flows from Operating Activities:
Net income	$54	$24
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	35	30
Deferred tax provision	—	4
Cumulative effect of a change in accounting principle	—	(2)
Equity in income of affiliated companies	(2)	(3)
Minority interest income	5	5
Non-cash compensation	6	6
Other non-cash items	(1)	2
Changes in assets and liabilities net of acquisitions and the effect of consolidation of equity affiliates:
Accounts and notes receivable	3	(18)
Inventories	(4)	(19)
Prepaid expenses and other current assets	(20)	5
Accounts payable and accrued liabilities	(35)	(17)
Income taxes payable	10	9
Other liabilities	(4)	(15)
Other	5	6
Cash provided by operating activities	52	17
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(26)	(49)
Acquisition of interest in equity affiliate	—	(19)
Proceeds from sales of property, plant and equipment	2	—
Purchases of marketable securities	(49)	(23)
Proceeds from maturity of marketable securities	19	42
Cash used in investing activities	(54)	(49)
Cash Flows from Financing Activities:
Borrowings under financing arrangements	14	—
Repayments under financing arrangements	(6)	(2)
Repayments of long-term debt	(7)	(31)
Increase in long-term debt	—	22
Increase (decrease) in notes payable to banks, net	3	(9)
Sales of common stock	6	1
Cash dividends paid to minority interest stockholders	(3)	—
Cash dividends paid to stockholders	(12)	(11)
Cash used in financing activities	(5)	(30)
Effect of exchange rate changes on cash	1	1
Decrease in cash and cash equivalents	(6)	(61)
Cash and cash equivalents at beginning of period	189	181
Cash and cash equivalents at end of period	$183	$120

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended December 31, 2006
(In millions, except shares in thousands)
UNAUDITED

Preferred Stock, Net of Treasury Stock		Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Deferred Employee	Notes Receivable for Restricted	Accumulated Other Comprehensive	Total Stockholders’	Total Comprehensive
Shares	Cost	Shares	Cost	Capital	Earnings	Benefits	Stock	Income	Equity	Income

Balance at September 30, 2006	39	$ 18	63,433	$ 59	$ 7	$ 1,160	$ (38)	$ (20)	$ 10	$ 1,196
Net income						54					$ 54
Foreign currency translation adjustment									7		7
Change in unrealized loss on derivative instruments									2		2
Other comprehensive income											9
Comprehensive income										63	$ 63
Common dividends paid						(12)				(12)
Issuance of stock under employee compensation plans, net of forfeitures			188	—	6					6
Amortization of stock-based compensation					6					6
Purchase and retirement of common and treasury stock			(1)	—	—					—
Preferred stock conversion	(4)	(4)	588	—	4					—
Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit						—				—
Principal payment by Employee Stock Ownership Plan under guaranteed loan							1			1
Notes receivable for restricted stock—payments and forfeitures								1		1
Balance at December 31, 2006	35	$ 14	64,208	$ 59	$ 23	$ 1,202	$ (37)	$ (19)	$ 19	$ 1,261

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
UNAUDITED

A.                Basis of Presentation

The consolidated financial statements include the accounts of Cabot Corporation and its majority-owned and controlled U.S. and non-U.S. subsidiaries (“Cabot” or the “Company”). Intercompany transactions have been eliminated.

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (“2006 10-K”).

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 2006 and 2005. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

Certain amounts in the fiscal 2006 cash flow presentation have been reclassified to conform to the fiscal 2007 cash flow presentation. The reclassifications had no impact on cash flows from operating, financing or investing activities.

	Three Months Ended December 31, 2005
	As previously reported	As reclassified
Cash flows from operating activities
Minority interest income	$—	$5
Other non-cash items	$7	$2
Cash flows from financing activities
Repayments under financing arrangements	$—	$(2)
Increase (decrease) in notes payable to banks, net	$(11)	$(9)

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

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2006
UNAUDITED

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

Accounts and notes receivable as of December 31, 2006 and September 30, 2006 primarily include trade accounts receivable which arise in the normal course of business of $523 million and $508 million, respectively, income tax receivables of $16 million and $19 million, respectively, and the current portion of notes receivable of $6 million and $13 million, respectively. Trade receivables are recorded at the invoiced amount and do not bear interest. Trade receivables in China may be settled with the receipt of bank issued non-interest bearing notes. The China notes taken in settlement of trade receivables totaled 56 million RMB ($7 million) and 100 million RMB ($13 million) as of December 31, 2006 and September 30, 2006, respectively, and are included in accounts and notes receivable. Cabot periodically sells a portion of the China notes taken in settlement of trade receivables at a discount. These transactions are accounted for as sales under the provisions of FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). The difference between the proceeds from the sale and the carrying value of the receivables is recognized as a loss on the sale of receivables and is included in other income (expense) in the accompanying consolidated statements of income.

Cabot maintains allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both a historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the three months ended December 31, 2006 and 2005 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

Financial Instruments

Cabot’s financial instruments consist primarily of cash and cash equivalents, short-term and long-term debt, and derivative instruments. The carrying values of Cabot’s financial instruments approximate fair value with the exception of long-term debt, which is generally recorded at face value, except for a portion

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2006
UNAUDITED

that has been designated with a derivative instrument. The fair values of derivative instruments are based on quoted market prices. Derivative financial instruments are used to manage certain of Cabot’s foreign currency and interest rate exposures, which exist as part of the Company’s on-going business operations. Cabot does not enter into financial instruments for speculative purposes, nor does Cabot hold or issue any financial instruments for trading purposes. Derivative financial instruments are accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by FAS No. 138, “Accounting for Derivative Instruments and Hedging Activites” and related interpretations (“FAS 133”), and are measured and recorded at fair value on the balance sheet. Cabot formally documents the relationships between hedging instruments and hedged items, as well as its risk management objective.

Hedge accounting is followed for derivatives that have been designated and qualify as fair value, cash flow or net investment hedges. For fair value hedges, changes in the fair value of highly effective derivatives, along with changes in the fair value of the hedged liabilities that are attributable to the hedged risks, are recorded in current period earnings. For cash flow hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported in other comprehensive income, and changes in the fair value of the ineffective portion are reported in current period earnings. For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in other comprehensive income, while changes in the ineffective portion are reported in current period earnings. The gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying item. From time to time, the Company may enter into certain derivative instruments that may not be designated as hedges under FAS 133. Although these derivatives are not designated as hedges, Cabot believes that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not designated as hedges are recognized in current period earnings.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2006
UNAUDITED

C.               Stock-Based Compensation

Stock-based employee compensation expense was $6 million before tax for both the three months ended December 31, 2006 and 2005. The Company recognized the full impact of its stock-based compensation plans in the consolidated statements of income for the three months ended December 31, 2006 and 2005 under FAS No. 123 (R), “Share-Based Payments” (“FAS 123 (R)”), and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. The following table presents stock-based compensation expenses included in the accompanying consolidated statements of income:

	Three Months Ended December
	2006	2005
	(Dollars in millions)
Cost of sales	$2	$2
Selling and administrative	3	3
Research and technical	1	1
Stock-based compensation expense before tax	6	6
Income tax benefit	(2)	(2)
Net stock-based compensation expense	$4	$4

D.              Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the three months ended December 31, 2006 are as follows:

	Carbon Black Business	Metal Oxides Business	Total
	(Dollars in millions)
Balance at September 30, 2006	$21	$10	$31
Foreign currency translation adjustment	1	—	1
Balance at December 31, 2006	$22	$10	$32

Cabot does not have any indefinite-lived intangible assets. At December 31, 2006 and September 30, 2006, Cabot had $4 million and $5 million of finite-lived intangible assets, respectively. Intangible assets are amortized over their estimated useful lives, which range from two to fifteen years, with a weighted average period of ten years. Amortization relative to these intangibles is expected to aggregate to less than $1 million per year over the next five years.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2006
UNAUDITED

E.               Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended December 31
	2006		2005		2006		2005
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$1	$1	$1	$2	$1	$—	$1	$—
Interest cost	2	3	2	2	1	—	1	—
Expected gain on plan assets	(2)	(3)	(2)	(3)	—	—	—	—
Recognized loss	—	1	1	—	—	—	1	—
Net periodic benefit cost	$1	$2	$2	$1	$2	$—	$3	$—

F.                Restructuring

Cost Reduction Initiatives

In September 2006, Cabot announced a restructuring plan principally to reduce the fundamental cost structure of the carbon black product lines. These initiatives include streamlining the Company’s sales, manufacturing, technical service and certain functional groups through a workforce reduction. Implementation began in September 2006 and has been substantially completed. The total number of employees impacted by the cost reductions is expected to be approximately 130 people, with the majority having left the Company by September 30, 2006. Termination and related benefits costs associated with this restructuring have been and will be recorded in accordance with FAS No. 112, “Employers’ Accounting for Postemployment Benefits (“FAS 112”) or FAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. During the first quarter of fiscal 2007 the Company recorded an additional $2 million of charges related to these initiatives. The Company expects to record additional charges of approximately $1 million related to the restructuring and make cash payments of approximately $7 million during the remainder of fiscal 2007.

Details of this restructuring activity and the reserve during the three months ended December 31, 2006 are as follows:

Severance And Employee Benefits
(Dollars in millions)
Reserve at September 30, 2006	$9
Charges	2
Cash Paid	(5)
Reserve at December 31, 2006	6

Altona Restructuring

In October 2004, Cabot initiated a plan to shut down its Altona, Australia carbon black manufacturing facility due to an indication by Cabot’s raw materials supplier that it would cease supply in September

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2006
UNAUDITED

2005, as well as the decline of the carbon black business in Australia. Production at this facility ceased on October 3, 2005. Through December 31, 2006, Cabot has recorded charges associated with this restructuring of approximately $28 million, which is expected to be partly offset by gains on the sale of the land on which the facility was formerly located. These gains are estimated to be between approximately $7 million and $10 million (net of transaction costs). The sale of the land is expected to occur during fiscal 2007 and has not yet been reflected in the statement of income. No further material charges are expected related to this restructuring. All charges associated with this restructuring initiative are related to the Carbon Black Business. Cabot has recorded all of these charges in the consolidated statements of income since October 2004 and has $1 million of reserves recorded as of December 31, 2006. It is anticipated that the remaining $1 million of reserves will be paid during fiscal 2007 in connection with the final remediation and restoration of the property.

As of December 31, 2006, the reserve balances for the cost reduction initiatives and the Altona restructuring are included in accrued expenses in the accompanying consolidated balance sheets.

G.              Commitments and Contingencies

Contingencies

Cabot is a defendant or potentially responsible party in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Liabilities

As of December 31, 2006 and September 30, 2006, Cabot had approximately $12 million and $13 million, respectively, reserved for environmental matters primarily related to divested businesses. These reserves represent Cabot’s best estimate of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. At December 31, 2006, $4 million of the $12 million reserved for the environmental matters are recognized on a discounted basis and are being accreted up to the undiscounted liability through interest expense over the expected cash flow period. Cash payments related to these liabilities were less than $1 million during the quarter ended December 31, 2006.

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995.  In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary.As more fully described in the 2006 10-K, the Company’s respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of December 31, 2006, there were approximately 58,000 claimants

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2006
UNAUDITED

in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2049, and, at December 31, 2006, is approximately $18 million (or $28 million on an undiscounted basis). Cash payments related to this liability were less than $1 million during the quarter ended December 31, 2006.

Carbon Black Antitrust Litigation

Cabot, Phelps Dodge Corporation, Columbian Chemicals Co., Degussa Engineered Carbons, LP, Degussa AG, and Degussa Corporation (referred to collectively as the “Defendants”) are named Defendants in an antitrust lawsuit pending in federal district court, as more fully described in the 2006 10-K. The plaintiffs in the federal case allege that the Defendants conspired to fix, raise, maintain or stabilize prices for carbon black sold in the United States during a specified period, and in the complaint, seek treble damages in an unspecified amount and attorney’s fees. Liability for damages in antitrust cases is joint and several among the defendants. In November 2006, the plaintiffs filed a pleading seeking the court’s approval of a $4 million settlement with the Degussa defendants. In the pleading, the plaintiffs estimated their total damages (subject to trebling) to be approximately $100 million.

Cabot and the Defendants are also the named defendants in antitrust lawsuits pending in several state courts. The plaintiffs in the state cases assert violations under the applicable state laws for conduct that is similar to what is alleged in the federal cases, and also seek treble damages in an unspecified amount and attorney’s fees.

The Company believes it has valid defenses to all of these federal and state antitrust claims and will continue to asert them vigorously. While the outcome of litigation is uncertain, the Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the Company’s financial position.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2006
UNAUDITED

Beryllium Claims

Cabot is a party to several pending actions in connection with its discontinued beryllium operations. Cabot entered the beryllium industry through an acquisition in 1978. Cabot ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of its former beryllium business was sold to NGK Metals, Inc. in 1986. As more fully described in the 2006 10-K, the actions involve claims for personal injury, medical monitoring and product liability resulting from alleged contact with beryllium in various ways. Cabot believes it has valid defenses to all of these beryllium actions and will assert them vigorously in the various venues in which claims have been asserted. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of these matters. While the outcome of litigation is uncertain, the Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the Company’s financial position.

Boyertown Emissions Claims

Cabot is a defendant in an action brought against it by two farmers in a state court in Pennsylvania in 2001. The farmers allege damage to their farms over a multi-year period allegedly associated with emissions from Cabot’s Boyertown, Pennsylvania facility. The EPA has completed an investigation of certain areas surrounding Cabot’s Boyertown, Pennsylvania facility. The investigation was prompted by media reports of complaints by area farmers of health impacts and damage to livestock and crops allegedly associated with emissions from the Boyertown facility. In a report dated November 2000, the EPA stated that increased concentrations of some elements in environmental media at locations near the Boyertown site did not pose a health threat to the broad community necessitating a cleanup action by the EPA. The EPA report concluded that it could find no relationship between industrial emissions and reported poor farm production and animal health concerns. As more fully described in the 2006 10-K, the trial in this action is scheduled to commence in April 2007. The plaintiffs have filed a pre-trial memorandum in which they identify their damages (excluding alleged punitive and emotional distress damages) as totaling approximately $11 million. Cabot believes it has valid defenses to these claims and will assert them vigorously at trial. While the outcome of litigation is uncertain, the Company does not believe that the ultimate disposition of this matter will have a material adverse effect on the Company’s financial position.

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

Guarantee Agreements

Cabot has provided certain indemnities pursuant to which it may be required to make payments to an indemnified party in connection with certain transactions and agreements. In connection with certain acquisitions and divestitures, Cabot has provided routine indemnities with respect to such matters as environmental, tax, insurance, product and employee liabilities. In connection with various other agreements, including service and supply agreements, Cabot may provide routine indemnities for certain

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2006
UNAUDITED

contingencies and routine warranties. Cabot is unable to estimate the maximum potential liability for these types of indemnities as a maximum obligation is not explicitly stated in most cases and the amounts, if any, are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be reasonably estimated. The duration of the indemnities varies, and in many cases is indefinite. Cabot has not recorded any liability for these indemnities in the consolidated financial statements, except as otherwise disclosed above under “Contingencies”.

H.              Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	Three Months Ended December 31
	2006	2005
	(In millions, except per share amounts)
Basic EPS:
Income available to common shares (numerator)	$54	$23
Weighted average common shares outstanding.	64	63
Less: contingently issuable shares(1)	(3)	(3)
Adjusted weighted average common shares (denominator)	61	60
Basic EPS	$0.88	$0.39
Diluted EPS:
Income available to common shares	$54	$23
Dividends on preferred stock(2)	—	1
Income available to common shares plus assumed conversions (numerator).	$54	$24
Weighted average common shares outstanding.	61	60
Effect of dilutive securities:
Assumed conversion of preferred stock	6	6
Common share equivalents(3)(4)	2	2
Adjusted weighted average shares (denominator).	69	68
Diluted EPS	$0.79	$0.35

(1)                Represents outstanding restricted stock issued under Cabot’s equity incentive plans.

(2)                Represents dividends paid on preferred stock, which would not be paid on the common stock issued upon conversion of preferred stock.

(3)                Represents incremental shares for the assumed vesting of outstanding restricted stock and exercise of stock options outstanding under Cabot’s equity incentive plans.

(4)                For the three months ended December 31, 2005, options to purchase approximately 100,000 shares of common stock were not included in the calculation of diluted earnings per share because those options’ exercise prices were greater than the average market price of Cabot common stock during that quarter.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2006
UNAUDITED

I.                   Financial Information by Segment

Cabot is organized into four reportable segments: the Carbon Black Business, the Metal Oxides Business, the Supermetals Business, and the Specialty Fluids Business. The following table provides financial information by segment for the three months ended December 31, 2006 and 2005:

	Carbon Black	Metal Oxides	Supermetals	Specialty Fluids	Segment Total	Unallocated and Other(1)	Consolidated Total
	(Dollars in millions)
2006
Net sales and other operating revenues(2)	$485	$65	$77	$16	$643	$12	$655
Income (loss) before taxes(3)	54	9	16	8	87	(12)	75
2005
Net sales and other operating revenues(2)	419	57	93	10	579	8	587
Income (loss) before taxes(3)	21	2	11	4	38	(11)	27

(1)                Unallocated and Other includes certain items and eliminations that are not allocated to the operating segments. Management does not consider these items necessary for an understanding of the operating results of these segments.

(2)                Net sales and other operating revenues for the Carbon Black Business include 100% of sales from one equity affiliate at market-based prices, which is eliminated through Unallocated and Other. Unallocated and Other also includes royalties paid by equity affiliates and external shipping and handling fees:

	Three Months Ended December 31
	2006	2005
	(Dollars in millions)
Equity affiliate sales.	$(9)	$(8)
Royalties paid by equity affiliates	3	2
Shipping and handling fees and other	18	14
Total	$12	$8

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2006
UNAUDITED

(3)                Income (loss) before taxes for Unallocated and Other includes:

	Three Months Ended December 31
	2006	2005
	(Dollars in millions)
Interest expense	$(9)	$(6)
Certain items and other income, net(a)	—	1
Equity in net income of affiliated companies	(3)	(3)
Foreign currency transaction losses(b)	—	(3)
Total	$(12)	$(11)

(a)                Certain items and other income, net, includes investment income, and certain other items that are not included in segment profit before taxes (“PBT”). These certain items for the three months ended December 31, 2006 include $3 million for restructuring initiatives as discussed in Note F. These certain items for the three months ended December 31, 2005 include $2 million for certain restructuring charges during the period.

(b)               Net of other foreign currency risk management activity.

The Carbon Black Business is primarily comprised of the rubber blacks, performance products and inkjet colorants product lines as well as the business development activities of Superior MicroPowders. The revenues from each of these product lines are as follows:

	Three Months Ended December 31
	2006	2005
	(Dollars in millions)
Rubber blacks	$351	$298
Performance products	123	109
Inkjet colorants	10	11
Superior MicroPowders	1	1
Total Carbon Black Sales	$485	$419

The Metal Oxides Business is primarily comprised of the fumed metal oxides (including fumed silica and fumed alumina and dispersions thereof) and aerogel product lines. The revenues were primarily from the fumed metal oxides product line.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2006
UNAUDITED

J.                  Newly Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair-value measurements have on earnings. The primary areas in which the Company utilizes fair value measures are valuing pension plan assets and liabilities, valuing hedge-related derivative financial instruments, allocating purchase price to the assets and liabilities of acquired companies, and evaluating long-term assets for potential impairment. FAS 157 does not require any new fair value measurements. FAS 157 is effective for the Company beginning October 1, 2008. The Company is evaluating the impact of FAS 157 on its consolidated financial statements.

In September 2006, the FASB issued FAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. FAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end. FAS 158 is effective for the Company for its fiscal year ending September 30, 2007. The Company is evaluating the impact of FAS 158 on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether or not to file a return in a particular jurisdiction. Under this new guidance, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. This guidance also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of unrecognized tax benefits. FIN 48 is effective for annual periods beginning after December 15, 2006, which will be fiscal 2008 for Cabot. The Company is evaluating the impact of FIN 48 on its consolidated financial statements.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

I.                   Critical Accounting Policies and Estimates

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

We offer certain customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction of sales at the time revenue is recognized based on historical experience. Rebates are estimated and recorded based primarily on historical experience and contractual obligations. We review the estimates for discounts and volume rebates, and the assumptions underlying the estimates are modified to reflect changes in facts and circumstances as appropriate. This estimation process does introduce some uncertainty as to the amount of revenue we recognize. Refinements to the initial estimates can result in increases or decreases to revenue and thus directly impact our consolidated statements of income and cash flows. Such changes in our estimates have not been material.

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and other economic information on both an historical and prospective basis. Additionally, we estimate sales returns based on historical trends in our customers’ product returns. While bad debt write-offs and product returns have not been significant historically, if there is a deterioration of a major customer’s credit-worthiness, actual defaults are higher than our previous experience or actual returns do not reflect historical trends, our estimates of the recoverability of the amounts due to us would be refined and our sales would be adversely affected.

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories the value of those inventories would have been $74 million and $76 million higher as of December 31, 2006 and September 30, 2006, respectively. The LIFO method of determining cost of inventory could lead, at times, to significant fluctuations on our gross margin. Specifically, if we experience significant decreases in inventory our margins could significantly increase since we would be liquidating layers of inventory that had much lower cost bases. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.

We review inventory for potential obsolescence periodically. In this review, we make assumptions about the future demand for and market value of the inventory and based on these assumptions estimate the amount of any obsolete, unmarketable or slow moving inventory. We write down our inventories for estimated obsolescence or unsaleable inventory by an amount equal to the difference between the cost of inventory and the estimated market value. In cases where the market value of inventories is below cost, the inventory is adjusted to its market value. Historically, such write-downs have not been significant. If actual market conditions are less favorable than those projected by management at the time of the assessment, however, additional inventory write-downs may be required, which could have a negative impact on both our gross profit and our overall net income.

Stock-based Compensation

Since October 1, 2005, we have followed the methodology set forth in FAS No. 123 (R), “Share-Based Payments” (“FAS 123 (R)”), using the modified prospective approach to account for all of our stock-based awards. Historically, we have issued significantly more shares of restricted stock than stock options under our equity compensation plans. Restricted stock awards, whether accounted for under FAS 123(R) or the previous standard, Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, generally result in a charge to the statement of income. Accordingly, the impact of FAS 123 (R) on our comparative results over a period of years is not significant. The fair value of restricted stock is based on intrinsic value at the grant date and is recognized as expense over the service period, which generally represents the vesting period.

We use the Black-Scholes option-pricing model to calculate the fair value of stock options issued under our equity compensation plans. In determining the fair value of stock options, we make a variety of assumptions and estimates, including discount rates, volatility measures, expected yields and expected option lives. Changes to such assumptions and estimates can result in different fair values and could therefore result in different charges to our statement of income. Such changes would not impact our cash flows.

Goodwill and Other Intangible Assets

We perform an impairment test for goodwill at least annually (generally as of June 30) and when events or changes in business circumstances indicate that the carrying value may not be recoverable. To test whether an impairment exists, the fair value of the applicable reporting unit is estimated based on discounted cash flows. The calculation of fair value is sensitive to both the estimated future cash flows and the discount rate applied to those cash flows. The assumptions used to estimate the discounted cash flows are based on management’s best estimates about selling prices, production and sales volume, costs, future growth rates, capital expenditures and market conditions over an estimate of the remaining operating period at the reporting unit. The discount rate is based on the weighted average cost of capital that is determined by evaluating the risk free rate of return, cost of debt and expected equity premiums. If an impairment exists, a loss to write down the value of goodwill to its implied fair value is recorded. While this has no direct impact on our cash flows, it does result in a charge to our statement of income.

We also have been amortizing intangible assets that primarily relate to patents and other intellectual property. We review these intangibles for impairment when facts and/or circumstances indicate that the carrying value may not be recoverable. A write-down of such intangible assets will not directly impact our cash flows. However, a write-down of these assets will directly impact our statement of income.

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

We make various estimates and assumptions when analyzing whether there is an impairment of our long-lived assets, excluding goodwill and long-term investments. These estimates and assumptions include determining which cash flows are directly related to the potentially impaired asset, the useful life of the asset over which the cash flows will occur, their amounts and the asset’s residual value, if any. An asset impairment exists when the carrying value of the asset is not recoverable based on the undiscounted estimated cash flows expected from the asset. The impairment loss is determined by the excess of the asset’s carrying value over its fair value. Our estimated cash flows reflect management’s assumptions about selling prices, production and sales volumes, costs and market conditions over an estimate of the remaining useful life of the asset. While an impairment charge has no direct impact on our cash flows, it does result in a charge to our statement of income.

The fair values of equity method investments are dependent on the financial performance of the entities in which the Company invests and the external factors inherent in the markets in which they operate. We consider these factors as well as the forecasted financial performance of the investment entities when assessing the potential impairment of these investments.

Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, short-term and long-term debt, and derivative instruments. The carrying values of our financial instruments approximate fair value with the exception of certain long-term debt, which is generally recorded at face value, except for a portion that has been designated with a derivative instrument. The fair values of our derivative instruments are based on quoted market prices. We use derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates and foreign currency exchange rates, which exist as part of our on-going business operations. We do not enter into contracts for speculative purposes, nor do we hold or issue any financial instruments for trading purposes. All derivatives are recognized on the balance sheet at fair value. The changes in the fair value of derivatives are recorded in either earnings or other comprehensive income, depending on whether the instrument is designated as part of a hedge transaction or is not designated as part of a hedge transaction and, if designated as part of a hedge transaction, the type of hedge transaction. The gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period. In accordance with our risk management strategy, we may enter into certain derivative instruments that may not be designated as hedges for hedge accounting purposes. Although these derivatives are not designated as hedges, we believe that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. We record in earnings the gains or losses from changes in the fair value of derivative instruments that are not designated as hedges.

Pensions and Other Postretirement Benefits

We maintain both defined benefit and defined contribution plans for our employees. In addition, we provide certain postretirement health care and life insurance benefits for our retired employees. Plan obligations and annual expense calculations are based on a number of key assumptions. The assumptions, which are specific for each of our U.S. and foreign plans, are related to both the assets we hold to fund our plans (where applicable) and the characteristics of the benefits that will ultimately be provided to our employees. Assumptions relative to our plan assets specifically involve the anticipated rates of return. Assumptions relative to our pension obligations are more varied; they include estimated discount rates, rates of compensation increases for employees, mortality, employee turnover and other related demographic data. Projected health care and life insurance obligations also rely on the above mentioned demographic assumptions and assumptions surrounding health care cost trends. We compute our recorded obligations in accordance with generally accepted accounting principles. Under such principles, if actual results differ from what is projected, the differences are generally accumulated and amortized over future periods and could therefore affect the recognized expense and recorded obligation in such future periods. However, cash flow requirements may be different from the amounts of expense that are recorded in the consolidated financial statements.

Asset Retirement Obligations

We account for asset retirement obligations in accordance with FAS No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”) and Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). Pursuant to FAS No. 143, companies are required to estimate incremental costs for special handling, removal and disposal costs of materials that may or will give rise to conditional asset retirement obligations (“AROs”) and then discount the expected costs back to the current year using a credit adjusted risk free rate. FIN 47 clarified that ARO liabilities and costs must be recognized when the timing and/or settlement can be reasonably estimated. If it is unclear when, or if, an ARO will be triggered, companies are required to use probability weighting for possible timing scenarios to determine the amounts that should be recognized in the company’s financial statements. The estimation of AROs is subject to a number of inherent uncertainties including: (a) the timing of when any ARO may be incurred, (b) the ability to accurately identify and reasonably estimate the costs of all materials that may require special handling or treatment, (c) the ability to assess the relative probability of different scenarios which could give rise to an ARO, and (d) other factors outside a company’s control, including changes in regulations, costs and interest rates. AROs have not been recognized for certain of the Company’s facilities because either the fair value cannot be reasonably estimated due to an indeterminable settlement date of the obligation, or the Company currently does not have a legal obligation associated with the retirement of those facilities. As such, actual costs and the timing of such costs may vary significantly from the estimates, judgments, and probable scenarios considered by the Company, which could, in turn, have a material impact on our results of operations.

Litigation and Contingencies

We are involved in litigation in the ordinary course of business, including personal injury and environmental litigation. After consultation with counsel, as appropriate, we accrue a liability for litigation when it is probable that a liability has been incurred and the amount can be reasonably estimated. The estimated reserves are recorded based on our best estimate of the liability associated with such matters or the low end of the estimated range of liability if we are unable to identify a better estimate within that range. Our best estimate is determined through the evaluation of various information, including claims, settlement offers, demands by government agencies, estimates performed by independent third parties, identification of other responsible parties and an assessment of their ability to contribute and our prior experience. Litigation is highly uncertain and there is always the possibility of an unusual result in any particular case that may have an adverse effect on the results of operations and cash flows.

The most significant reserves that we have established are for environmental remediation and respirator litigation claims. As of December 31, 2006, we had $12 million reserved for various environmental matters. The amount accrued reflects our assumptions about remediation requirements at the contaminated sites, the nature of the remedies, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites and the number and financial viability of other potentially responsible parties. A portion of the reserve for environmental matters is recognized on a discounted basis, which requires the use of an estimated discount rate and estimates of future cash flows associated with the liability. These liabilities can be affected by the availability of new information, changes in the assumptions on which the accruals are based, unanticipated government enforcement action or changes in applicable government laws and regulations, which could result in higher or lower costs.

As of December 31, 2006, we also had $18 million accrued for respirator liability claims. Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) a continuation in the recent trend of dismissals without payment of pending silica and non-malignant asbestos claims that began in calendar 2006, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of other parties who contribute to the settlement of respirator claims, and (viii) a determination that our interpretation of the contractual obligations on which we have estimated our share of liability is inaccurate. While we believe the current best estimate is recorded, we cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

Income Taxes

Our business operations are global in nature, and we are subject to taxes in numerous jurisdictions. Tax laws and tax rates vary substantially in these jurisdictions and are subject to change given the political and economic climate in those countries. For example, our tax rate for 2007 assumes that a certain portion of our consolidated net income will be secured from China and that our tax holiday in China will continue until its stated expiration in 2014. Achievement of our estimated 2007 tax rate is dependent not only on our ability to continue to generate earnings in China but also the continuance of the tax holiday policy in China. We have previously filed our tax returns in accordance with our interpretations of each jurisdiction’s tax laws. At the beginning of each fiscal year we forecast our estimated annual income by jurisdiction so as to compute an effective tax rate to be applied to our consolidated interim results. This is adjusted as more information comes to our attention during the course of the year. In the event that actual results are significantly different from these estimates, our provision for income taxes could be significantly impacted. For example, a 1% change in the effective tax rate would change income tax expense for the three months ended December 31, 2006 by approximately $1 million.

As described above, significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities. In the ordinary course of our business, there are operational decisions, transactions, facts and circumstances, and calculations in which the ultimate tax determination is not certain. Furthermore, our tax positions are periodically subject to challenge by taxing authorities throughout the world. Where appropriate, we reserve for tax matters when we believe that the likelihood of an incremental liability being incurred is probable in accordance with the provisions of FAS No. 5, “Accounting for Contingencies” (“FAS 5”) and FAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Any significant impact as a result of changes in underlying facts, law, tax rates, tax audit, or review could lead to adjustments to our income tax expense, our effective tax rate, or our cash flow.

Additionally, in accordance with FAS 109 we have established valuation allowances against a variety of deferred tax assets, including net operating loss carryforwards, foreign tax credits, and other income tax credits. Valuation allowances take into consideration our ability to use these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. Improvements or other changes in our operations, domestically and internationally, could increase our ability to utilize these tax attributes in the future. The release of valuation allowances in periods when these tax attributes become realizable would reduce our effective tax rate.

Restructuring Activities

Our consolidated financial statements detail specific charges relating to restructuring activities as well as the actual spending that has occurred against the resulting accruals. Our restructuring charges are estimates based on our preliminary assessments of (1) severance benefits to be granted to employees which are based on known benefit formulas and identified job grades, (2) costs to abandon certain facilities and (3) asset impairments as discussed above under “Valuation of Long-Lived Assets”. Because these accruals are estimates, they are subject to change as a result of deviations from initial restructuring plans or subsequent information that may come to our attention. These deviations may lead to changes in estimates, which would then be reflected in our consolidated financial statements.

Significant Accounting Policies

We have other significant accounting policies that are discussed in Note A of the Notes to our Consolidated Financial Statements in our Fiscal 2006 Annual Report on Form 10-K. Certain of these policies include the use of estimates, but do not meet the definition of critical because they generally do not require estimates or judgments that are as difficult or subjective to measure. However, these policies are important to an understanding of the consolidated financial statements.

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

Overview

During the first quarter of 2007, we experienced strong volumes in most of our businesses and expanded margins, due in part to declining energy costs. We maintained our aggressive focus on cost control and were aided by favorable foreign currency translation. We benefited from expanded margins year over year on our contracted and non-contracted carbon black volumes. Volumes in the Carbon Black Business were strong with three exceptions. First, in North America, rubber blacks volumes were negatively impacted by a strike at our customer, The Goodyear Tire and Rubber Company, which was settled near the end of the quarter. Second, in performance products the delay of orders by plastics manufacturers to take advantage of declining polymer prices led to lower volumes. Third, inkjet colorants had a weaker quarter due to softness in the small office home office (“SOHO”) aftermarket segment with SOHO OEM’s continuing to put pressure on aftermarket cartridge manufacturers. The fumed silica product line experienced significant volume growth year over year in all market segments and our new capacity in China was fully utilized during the quarter. The Supermetals Business had a significant increase in profitability due to solid volumes and effective cost control. In Specialty Fluids we had strong utilization of our fluids in the North Sea during the quarter, leading to improved profitability. We experienced solid cash generation during the quarter, with a seasonal increase in working capital more than offset by strong growth in operating income.

Additionally, of note during the quarter, in the inkjet colorants product line, we commenced commercial shipments of products to serve the high-speed inkjet printing market and, in the Supermetals Business, at the end of December the last of our significant long term fixed price, fixed volume supply contracts expired.

First Quarter Fiscal Year 2007 versus First Quarter Fiscal Year 2006—Consolidated

Net Sales and Gross Profit

	Three Months Ended December 31
	2006	2005
	(Dollars in millions)
Net sales and other operating revenues	$655	$587
Gross profit	$149	$106

The $68 million increase in net sales in the first quarter of 2007 from the same period in 2006 was due primarily to higher pricing ($34 million), principally in the Carbon Black Business, the positive impact of foreign currency translation ($16 million) and higher volumes ($18 million). Higher volumes in the Carbon Black and Metal Oxides Businesses were partially offset by lower volumes in the Supermetals Business with the continued transition from contracted to market based sales.

Gross margin was 23% in the first quarter of 2007 compared to 18% in the same period in 2006. The $43 million increase in gross profit primarily resulted from higher prices in the Carbon Black Business, partially offset by lower prices in the Supermetals Business. Additionally, $2 million, pre-tax, of charges related to restructuring initiatives were recorded in the consolidated statement of income as cost of sales during the first quarter of 2007 and no such charges were recorded in the first quarter of fiscal 2006.

Selling and Administrative Expenses

	Three Months Ended December 31
	2006	2005
	(Dollars in millions)
Selling and Administrative Expenses	$54	$58

Selling and administrative expenses decreased by $4 million in the first quarter of fiscal 2007 when compared to the first quarter of 2006 due to lower administrative expenses resulting from our cost reduction initiatives in the Supermetals Business and a $2 million bad debt write-off in the Carbon Black Business in the first quarter of 2006 that did not recur in 2007. Additionally, $1 million, pre-tax, of charges related to restructuring initiatives were recorded in the consolidated statement of income as selling and administrative expenses during the first quarter of 2007 and 2006.

Research and Technical Expenses

	Three Months Ended December 31
	2006	2005
	(Dollars in millions)
Research and Technical Expenses	$15	$13

Research and technical spending increased by $2 million in the first quarter of 2007 when compared with 2006. The increase was primarily the result of the timing of expenditures and work associated with the expansion of capacity at our carbon black facility in Brazil.

Interest Expense

	Three Months Ended December 31
	2006	2005
	(Dollars in millions)
Interest Expense	$(9)	$(6)

Interest expense increased by $3 million in the first quarter of 2007 compared to the first quarter of 2006. While borrowing levels in the periods were similar, interest expense was lower in 2006 because in the first quarter of fiscal 2006 we capitalized interest related to: i) the construction of our new facilities in China and ii) the expansion of our existing facility in Brazil.

Other Income (Expense)

	Three Months Ended December 31
	2006	2005
	(Dollars in millions)
Other Income (Expense)	$2	$(4)

We had other income of $2 million in the first quarter of 2007, compared to expense of $4 million in the same quarter of 2006. The change in the other income (expense) balance is primarily due to foreign currency fluctuations ($3 million).

Effective Tax Rate

Income tax expense in the first quarter of fiscal 2007 was $19 million, which represents an effective tax rate on operations of 25% as compared to 16% for the first quarter of fiscal 2006. The tax rate for the first quarter of 2007 includes a $1 million benefit for the renewal, which was retroactive to January 1, 2006, of the research and experimental credit in the U.S. and a $1 million benefit for the release of previously recorded reserves, whereas the first quarter of 2006 included a $4 million benefit from the release of previously recorded tax reserves. The Company is currently under audit by the Internal Revenue Service for tax years 2003-2004 and is under audit in a number of jurisdictions outside of the U.S. It is likely that some of these audits will be resolved in fiscal 2007, which may impact our effective tax rate going forward. The Company expects its tax rate for operations for fiscal 2007 to be between 25% and 29%, exclusive of the impact of these or any further audit settlements and/or tax reserve releases.

Net Income

We reported net income for the first quarter of 2007 of $54 million ($0.79 per diluted common share after-tax) compared to net income of $24 million ($0.35 per diluted common share after-tax) in 2006. The following earnings summary highlights the after-tax impact of certain items described below and the cumulative effect of a change in accounting principle from the implementation, in fiscal 2006, of the new stock based compensation standard (FAS 123 (R)):

	Three Months Ended December 31
	2006	2005
Amounts per Diluted Common Share
Net income	$0.79	$0.35
Certain items:
Restructuring initiatives—Global	(0.02)	—
Restructuring initiatives—Altona	(0.01)	(0.01)
Cost reduction initiatives	—	(0.01)
Total certain items	$(0.03)	$(0.02)
Cumulative effect of a change in accounting principle	$—	$0.04

First Quarter Fiscal Year 2007 versus First Quarter Fiscal Year 2006—By Business Segment

The following discussion of our results includes information on our four reportable segments and product line sales, and segment operating profit before taxes (“PBT”). We use segment PBT to measure our consolidated operating results and to assess segment performance. This discussion has been prepared on a basis consistent with segment reporting as outlined in Note I of the Consolidated Financial Statements. When explaining the changes in our PBT period on period, we use several terms. The term “fixed costs” means fixed manufacturing costs, including utilities. The term “inventory related changes” means differences attributable to items such as (i) inventory obsolescence and valuation reserves; (ii) utilization variances; and (iii) other increases or decreases in costs associated with the production of inventory.

Total segment PBT, the aggregate of certain items and other unallocated items, and income from operations before income taxes for the three months ended December 31, 2006 and 2005 are set forth in the table below. The details of other unallocated items are shown below and in Note I of our Consolidated Financial Statements. These items are not included in segment PBT.

	Three Months Ended December 31
	2006	2005
	(Dollars in millions)
Total segment PBT	$87	$38
Certain items	(3)	(2)
Other unallocated items	(9)	(9)
Income from operations before income taxes	$75	$27

Unallocated Items:

	Three Months Ended December 31
	2006	2005
	(Dollars in millions)
Interest expense	$(9)	$(6)
Equity in net income of affiliated companies	(3)	(3)
Foreign currency transaction losses	—	(3)
Other unallocated income	3	3
Total other unallocated income	$(9)	$(9)

The $49 million increase in total segment PBT in the first quarter of 2007 when compared to the same period of 2006 relates primarily to higher selling prices, lower costs and strong volumes. These positive factors were partially offset by the unfavorable impact of inventory related changes principally in the Carbon Black Business.

Three Months Ended December 31
2006 vs. 2005
(Dollars in millions)
Selling prices	$32
Volumes	12
Fixed costs	7
Selling, technical and administrative expenses	6
Inventory related changes	(8)

Carbon Black Business

Segment sales and PBT for the Carbon Black Business for the first quarter ended December 31, 2006 and 2005 are as follows:

	2006	2005
	(Dollars in millions)
Segment sales	$485	$419
Segment PBT	$54	$21

The $66 million increase in sales in the Carbon Black Business in first quarter of 2007 compared to the first quarter of 2006 was driven principally by higher selling prices, higher volumes in the rubber blacks product line and the positive impact of foreign currency translation. These positive variances were partially offset by lower volumes in performance products and inkjet colorants.

Three Months Ended December 31 2006 vs. 2005
(Dollars in millions)
Selling prices	$45
Volumes	17
Foreign currency translation	14

Additionally, we experienced $11 million of revenue related to our transportation of feedstock for third parties during the first quarter of 2006 that did not recur in the same period in 2007.

Carbon Black Business segment PBT increased by $33 million in the first quarter of 2007 when compared to the same period of 2006 due primarily to higher prices in both the contracted and non-

contracted portions of rubber blacks and performance products and strong volumes in the rubber blacks product line. Lower selling, technical and administrative costs also benefited the Business as a $2 million bad debt write-off in the first quarter of 2006 did not recur in 2007. These favorable variances were partially offset by higher fixed costs associated with new manufacturing capacity, lower volumes in inkjet colorants and performance products and inventory related changes.

Three Months Ended December 31 2006 vs. 2005
(Dollars in millions)
Selling prices	$43
Volumes	7
Fixed costs	(8)
Inventory related changes	(8)

Product Line Sales Summary

The following table sets forth sales by product line for the Carbon Black Business for the first quarter ended December 31, 2006 and 2005:

	2006	2005
	(Dollars in millions)
Rubber blacks	$351	$298
Performance products	123	109
Inkjet colorants	10	11
Superior MicroPowders	1	1
Total Carbon Black sales	$485	$419

Rubber blacks

During the quarter, volumes grew by 8%. All regions outside North America had solid volume growth. In North America, a strike at our customer, The Goodyear Tire and Rubber Company, which was settled toward the end of the quarter, lowered our volumes during the quarter by approximately 15,000 to 20,000 tons in this region.

During the quarter, margins expanded from higher prices in our non-contracted business and the time lag on our pricing adjustment in our contracted business. Because of this time lag, during the first quarter of fiscal 2007, contract pricing was based on the relevant feedstock index averages during the months of June through August, 2006, when feedstock costs were higher. Accordingly, there was a positive financial impact of this lag on our results during the first quarter.

Our new rubber blacks capacity in China was fully utilized during the quarter, and in November we began operating our new carbon black unit in Brazil. Additionally, we are in the process of assessing the opportunity to further increase our manufacturing capacity in emerging markets, including at our Tianjin, China facility.

As previously disclosed, we have global long-term rubber blacks supply contracts with two major tire customers. A portion of the supply arrangements with one of these customers expired by its terms on December 31, 2006. Negotiations for a new supply arrangement with this customer are ongoing, and we continue to sell rubber blacks to this customer.

Performance products

Volumes were lower by 4% when compared to the first quarter of 2006 as many of our plastics customers delayed orders to take advantage of declining polymer prices. During the quarter we had expanded margins due to higher prices.

After significant delay, we have received the environmental permits that had delayed construction of a performance products manufacturing unit at our plant in Tianjin, China and construction is proceeding.

Inkjet colorants

Inkjet colorants volumes were 9% lower than in the first quarter of 2006 due to softness in the aftermarket segment of the SOHO market and a seasonal drawdown in inventory by one of our OEM customers. Increased costs associated with our new production line and a drawdown in our own inventory levels also unfavorably impacted the performance of the business. During the quarter we commenced shipments of products for the high-speed inkjet market. We expect to significantly expand our manufacturing capacity to serve this market.

Metal Oxides Business

Segment sales and PBT for the Metal Oxides Business for the first quarter ended December 31, 2006 and 2005 are as follows:

	2006	2005
	(Dollars in millions)
Segment sales	$65	$57
Segment PBT	$9	$2

The $8 million increase in sales in the first quarter of 2007 when compared with 2006 was primarily due to higher volumes ($8 million) and the positive impact of foreign currency translation ($2 million).

During the first quarter of 2007, the Metal Oxides Business segment PBT increased by $7 million when compared to the first quarter of 2006. The increase was due principally to strong volumes in the fumed silica product line and lower average variable costs from the start up of our new fumed silica manufacturing facility in China. Higher fixed costs associated with this capacity were partially offset by higher plant utilization during the first quarter of 2007.

Three Months Ended December 31 2006 vs. 2005
(Dollars in millions)
Volumes	$5
Raw materials costs	4
Fixed costs	(2)

Product Line Sales Summary

The following table sets forth sales by product line for the Metal Oxides Business for the first quarter ended December 31, 2006 and 2005:

	2006	2005
	(Dollars in millions)
Fumed metal oxides	$65	$57
Aerogel	—	—
Total Metal Oxides sales	$65	$57

Fumed metal oxides

Volumes increased by 13% compared to the first quarter of 2006 with strength in all market segments. We had high plant utilization at our new plant in Jiangxi Province, China and lower hydrogen costs, which increased profitability. Additionally, several one time expenses in the first quarter of 2006 did not recur in the same period of 2007.

Aerogel

During fiscal year 2006 we made significant progress in operating our manufacturing facility in Frankfurt, Germany. As a result we have built an adequate supply of inventory, and during the first quarter of fiscal 2007 we temporarily ceased production in an effort to reduce costs. The product line continues to market its products for translucent panels in architectural applications, as an insulating material for various applications in the oil and gas insulation market and to actively develop other commercial applications. We believe we have sufficient inventory to meet all customer needs in the near term and we anticipate restarting manufacturing operations within the next six to nine months, subject to demand. As a result of the temporary shut-down of this facility, we performed an impairment analysis to determine if the long-lived assets of the product line are recoverable. The impairment analysis indicated that the estimated undiscounted cash flows of the product line were sufficient to recover the carrying value of the long-lived assets over their remaining useful lives, thus no impairment existed.

Supermetals Business

Segment sales and PBT for the Supermetals Business for the first quarters ended December 31, 2006 and 2005 are as follows:

	2006	2005
	(Dollars in millions)
Segment Sales	$77	$93
Segment PBT	$16	$11

In the Supermetals Business, sales decreased by $16 million in the first quarter of 2007 compared to the first quarter of 2006 due primarily to lower volumes ($6 million) and lower pricing ($10 million) as the Business continued to transition from fixed price, fixed volume contracts to market based arrangements.

The Supermetals Business PBT increased by $5 million in the first quarter of 2007 when compared to 2006.  Ongoing cost reduction activities yielded lower manufacturing, selling, technical and administrative expenses, which more than offset the decline in sales.  In addition, the Business benefited from lower depreciation due to the impairment of fixed assets in the fourth quarter of 2005 and several unusual manufacturing costs in the first quarter of 2006 that did not recur in the first quarter of 2007.  These favorable variances were partially offset by the unfavorable impact of lower selling prices due to the transition from contracted to market based sales.  Beginning in January 2007, sales by this Business will be at market based prices and volumes.  The major factors leading to the improved PBT in the first quarter of 2007 when compared to 2006 are as follows:

Three Months Ended December 31 2006 vs. 2005
(Dollars in millions)
Fixed costs	$17
Selling, technical and administrative expenses	4
Volumes	(4)
Selling prices	(10)

Specialty Fluids Business

Segment sales and PBT for the Specialty Fluids Business for the first quarters ended December 31, 2006 and 2005 are as follows:

	2006	2005
	(Dollars in millions)
Segment Sales	$16	$10
Segment PBT	$8	$4

Sales in the Specialty Fluids Business increased by $6 million in the first quarter of fiscal 2007 when compared to the same period in 2006 driven by an increase in both rental days and the volume of fluid sold.

The PBT for this Business increased by $4 million in the first quarter of fiscal 2007 when compared to the first quarter of fiscal 2006, due primarily to increased fluid utilization. Our utilization of total available fluid inventory increased from 15% in the first quarter of 2006 to 17% in the first quarter of 2007. Fluid utilization represents the percentage of our total available fluid inventory that was used during the quarter.

III.   Cash Flow and Liquidity

Overview

Our cash balance decreased by $6 million in the first three months of fiscal 2007, from $189 million as of September 30, 2006 to $183 million on December 31, 2006. During the same period of fiscal 2006, the cash balance declined by $61 million, from $181 million on September 30, 2005 to $120 million as of December 31, 2005. The following descriptions of the reasons for these changes in our cash balance refer to the various sections of our Consolidated Statements of Cash Flows, which appears in Item 1 of this quarterly report on Form 10-Q.

Cash Flows from Operating Activities

Cash generated by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $52 million in the first three months of fiscal 2007 compared to $17 million in the same period of fiscal 2006. The positive impact was primarily generated from strong net income. Changes in accounts receivable, inventories, accounts payable and accrued liabilities yielded a use of $36 million during the first quarter of fiscal 2007, which was $18 million less than the same period of fiscal 2006. Accounts payable and accrued liabilities decreased by $35 million due to the timing of certain payments and were the major drivers of our increased working capital position. During the first quarter of fiscal 2006 working capital changes consumed $54 million. Within this $54 million, accounts receivable increased due to higher selling prices and inventories increased due to higher raw material costs and higher finished goods costs and levels, while accounts payable and accrued expenses declined primarily due to year end incentive compensation payments.

Other Potential Demands on Operating Cash

Environmental and Litigation Reserves

Cabot has a $12 million reserve for environmental matters as of December 31, 2006 for remediation costs at various environmental sites. These sites are primarily associated with businesses divested in prior years. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Additionally, we have recorded an $18 million reserve for respirator claims as of December 31, 2006 and we expect to pay a total of approximately $12 million over the next five years. We have other litigation costs associated with lawsuits arising in the ordinary course of business including claims filed against the Company in connection with certain discontinued operations.

Restructuring

In September 2006, we announced a number of cost reduction initiatives. These initiatives include streamlining Cabot’s sales, manufacturing, technical service and certain functional groups through a workforce reduction. Implementation of these initiatives began in September 2006 and has been substantially completed. As of December 31, 2006 we have recorded $11 million of charges related to these initiatives and expect to record additional charges of approximately $1 million in connection with the restructuring and make cash payments of approximately $7 million during fiscal 2007.

We have recorded $28 million of charges related to the closure of our Altona, Australia carbon black manufacturing facility in the consolidated statements of operations since October 2004, and have $1 million of remaining reserves recorded as of December 31, 2006. The total charges are expected to be partially offset by a gain on the sale of the land on which the facility was formerly located. These gains are estimated to be between approximately $7 and $10 million (net of transaction costs). The sale of the land is expected to occur during fiscal 2007 and has not yet been reflected in our statement of income. We expect that the remaining $1 million of reserves will be paid during fiscal 2007 in connection with the closure, demolition, remediation and restoration of the property.

At December 31, 2006, $7 million of total restructuring costs remain in accrued expenses in the consolidated balance sheet. We made cash payments of $5 million during the first quarter of fiscal 2007 and $5 million in the first quarter of fiscal 2006 related to restructuring costs. We expect to make cash payments of $7 million in fiscal 2007 related to severance and employee benefits charges and $1 million for site remediation costs related to the closure of our Altona facility.

Carbon Black Feedstock Costs

As was our experience during fiscal 2006, an increase in feedstock costs could lead to an increase in our working capital, and thus a use of cash, despite constant inventory levels.

Cash Flows from Investing Activities

Cash used in investing activities totaled $54 million in the first quarter of fiscal 2007 versus $49 million in the same period of fiscal 2006. During the first quarter of fiscal 2007 capital spending on property, plant and equipment used $26 million of cash compared to $49 million in the same period for the prior fiscal year. Capital expenditures in fiscal 2007 included the construction of energy centers at two of our carbon black facilities and residual spending on our new facilities in China and new manufacturing unit in Brazil. During the first quarter of fiscal 2006 these capital expenditures included the new rubber blacks, performance products and fumed metal oxides facilities in China and the new carbon black manufacturing unit in Brazil. Capital expenditures for fiscal 2007 are expected to be approximately $160 million compared to $188 million for the full year of fiscal 2006. In addition, during the first quarter of fiscal 2007 we had purchases of $49 million and proceeds of $19 million, from short term investments, which are mainly auction rate securities that we generally reset every twenty-eight days even though their ultimate maturities are 20 years and longer. During the same quarter of fiscal 2006 we had purchases of $23 million and proceeds of $42 million primarily related to these auction rate securities. In addition, during the first quarter of fiscal 2006 we purchased the remaining 50% equity interest in Cabot Japan that we did not previously own for $19 million in cash plus other consideration as discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Cash Flows from Financing Activities

Cash flows from financing activities consumed $5 million in the first quarter of fiscal 2007 as compared to $30 million for the first quarter of fiscal 2006. In both years, financing cash flows were primarily driven by changes in our debt position and dividend payments. During the first quarter of fiscal 2007 the net cash used was due to $7 million repayments of long-term China debt, which matured during the quarter and $12 million in dividend payments. These were partially offset by proceeds from sales of common stock of $6 million, in connection with employee stock option exercises, and net proceeds of $11 million from notes payable. The primary factors contributing to the use of cash in financing activities during the first quarter of fiscal 2006 were the repayments of medium term notes totaling $30 million, $15 million of new loans to fund capital projects in China, an $11 million decrease in notes payable, net acquisition activity and payments of dividends of $11 million. At December 31, 2006, there remains available for repurchase approximately 1.6 million shares of common stock under the current Board of Directors share repurchase authorization.

At December 31, 2006, our long-term debt obligations totaled $485 million, of which $48 million will come due in the next twelve months. Included in the current portion of long-term debt is $30 million of Medium Term Notes that mature in February 2007.

We expect cash on hand, cash from operations and present financing arrangements, including Cabot’s unused lines of credit, to be sufficient to meet our additional cash requirements for the next twelve months and the foreseeable future.

Contractual Obligations

There have been no material changes from the contractual obligations disclosed under Item 7 of our fiscal 2006 Annual Report on Form 10-K.

Off-balance sheet arrangements

Cabot has no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward looking-statements” under the Federal securities laws. These forward-looking statements include statements relating to management’s expectations regarding demand for our products; potential capacity expansion in our rubber blacks and inkjet colorant product lines; the anticipated timing to restart manufacturing operations for the aerogel product line and the adequacy of our existing inventory to meet customer demand over the next six to nine months; our expected effective tax rate for fiscal year 2007; the amount of charges and payments associated with restructuring and cost reduction initiatives; the amount and timing of payments associated with environmental remediation and respirator claims; the outcome of pending litigation; the amount of capital expenditures for fiscal year 2007; and our ability to meet cash requirements for the foreseeable future.

Forward-looking statements are based on our current expectations, assumptions, estimates and projections about Cabot’s businesses and strategies, market trends and conditions, economic conditions and other factors. These statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions, and other factors, some of which are beyond our control or difficult to predict.  If known or unknown risks materialize, or should underlying assumptions prove inaccurate, our actual results could differ materially from those expressed in the forward-looking statements.

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in the forward-looking statements:

lower than expected demand for our products; our inability to participate in the growth in emerging inkjet applications; slower development of a market for our aerogel product line than is currently expected; fluctuations in currency exchange rates; patent rights of others; stock market conditions; the timely commercialization of products under development (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); our ability to successfully implement our cost reduction initiatives and organizational restructurings; demand for our customers’ products; competitors’ reactions to market conditions; the accuracy of the assumptions we used  in establishing a reserve for our share of liability for respirator claims; and the outcome of pending litigation. Other factors and risks are discussed in our 2006 Annual Report on Form 10-K.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures we make on related subjects in future 10-K, 10-Q and 8-K reports filed with the Securities and Exchange Commission.

IV.   Newly Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair-value measurements have on earnings. The primary areas in which the Company utilizes fair value measures are valuing pension plan assets and liabilities, valuing hedge-related derivative financial instruments, allocating purchase price to the assets and liabilities of acquired companies, and evaluating long-term assets for potential impairment. FAS 157 does not require any new fair value measurements. FAS 157 is effective for the Company beginning October 1, 2008. The Company is evaluating the impact of FAS 157 on its consolidated financial statements.

In September 2006, the FASB issued FAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. FAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end. FAS 158 is effective for the Company for its fiscal year ended September 30, 2007. The Company is evaluating the impact of FAS 158 on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether or not to file a return in a particular jurisdiction. Under this new guidance, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. This guidance also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of unrecognized tax benefits. FIN 48 is effective for annual periods beginning after December 15, 2006, which will be fiscal 2008 for Cabot. The Company is evaluating the impact of FIN 48 on its consolidated financial statements.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended December 31, 2006 does not differ materially from that discussed under Item 7A of our fiscal 2006 Annual Report on Form 10-K.

Item 4.                          Controls and Procedures

As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.   Other Information

Item 1.   Legal Proceedings

Respirator Liabilities

We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995.  In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. As more fully described in our Annual Report on Form 10-K for the 2006 fiscal year (“2006 10-K”), Cabot’s respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of December 31, 2006, there were approximately 58,000 claimants in pending cases asserting claims against AO in connection with respiratory products. In the third quarter of fiscal year 2003, we recorded a reserve to cover our expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, and, at December 31, 2006, is approximately $18 million (or $28 million on an undiscounted basis).

Carbon Black Antitrust Litigation

Cabot, Phelps Dodge Corporation, Columbian Chemicals Co., Degussa Engineered Carbons, LP, Degussa AG, and Degussa Corporation (referred to collectively as the “Defendants”) are named Defendants in an antitrust lawsuit pending in federal district court, as more fully described in our 2006 10-K. Cabot and the other Defendants are also the named defendants in antitrust lawsuits pending in several state courts. The plaintiffs in the federal case allege that the Defendants conspired to fix, raise, maintain or stabilize prices for carbon black sold in the United States during a specified period, and the plaintiffs in the state cases assert violations under the applicable state laws for conduct that is similar to what is alleged in the federal case. In June 2006, the Defendants in the federal action filed a motion for summary judgment. Arguments on the motion were heard in October 2006. In November 2006, the plaintiffs filed a pleading seeking the court’s approval of a $4 million settlement with the Degussa defendants. In the pleading, the plaintiffs estimated their total damages (subject to trebling) to be approximately $100 million. We believe we have valid defenses to all of these claims and will continue to assert them vigorously.

Beryllium Claims

We are a party to several pending actions in connection with our discontinued beryllium operations. Cabot entered the beryllium industry through an acquisition in 1978. We ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of our former beryllium business was sold to NGK Metals, Inc. in 1986. As more fully described in our 2006 10-K, the actions involve claims for personal injury, medical monitoring and product liability resulting from alleged contact with beryllium in various ways. In December 2006, we were one of several named defendants in Sheridan et al. v. NGK North America, Inc., et al., a class action complaint filed in the Pennsylvania Court of Common Pleas of Philadelphia County on behalf of persons who resided for a period of at least six months between 1950 and 2000 within a one mile radius of our former beryllium facility in Reading, Pennsylvania. In December 2006, the case was removed to the United States District Court for the Eastern District of Pennsylvania. The plaintiffs have opposed the removal and filed a motion to remand to the state court.  The motion is currently pending. The class action alleges that these persons were exposed to emissions of beryllium from the Reading plant and are, therefore, entitled to receive medical monitoring. Discovery in this case has not yet begun. We believe we have valid defenses to all of the beryllium actions and will continue to assert them vigorously. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of the pending beryllium matters.

Other Matters

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

Item 1A.   Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2006.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding the Company’s purchases of its equity securities during the first quarter ended December 31, 2006.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 – October 31, 2006	15,924	$9.71	124	1,645,184
November 1, 2006 – November 30, 2006	10,889	$10.48	289	1,644,895
December 1, 2006 – December 31, 2006	15,897	$11.57	897	1,643,998
Total	42,710		1,310

(1)          On May 14, 2004, the Company announced publicly that the Board of Directors authorized the Company to repurchase five million shares of the Company’s common stock in the open market or in privately negotiated transactions. The authority does not have a set expiration date. Included in the shares repurchased from time to time by Cabot under this authorization are shares of common stock repurchased from employees at fair market value to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock under the Company’s equity compensation plans. During the first fiscal quarter, all of the 1,310 shares repurchased pursuant to this authorization, were repurchased from employees to satisfy tax withholding obligations and none were repurchased on the open market. The average price paid for those shares was $41.19. From time to time, the Company also repurchases shares of unvested restricted stock from employees whose employment is terminated before such shares vest. These shares are repurchased pursuant to the terms of the Company’s equity incentive plans and are not included in the shares repurchased under the May 2004 Board authorization. The purchase price for these shares is the employee’s original purchase price for such stock, which under the terms of the Company’s long term incentive compensation program since 1999 has been an amount equal to 30% of the fair market value of such shares on the date of the grant. During the first fiscal quarter, the Company repurchased 41,400 shares pursuant to the terms of its equity incentive plans. The average price per share paid for the forfeited shares was $9.60.

Item 6.   Exhibits

The following Exhibits are filed herewith:

Exhibit 3.1	The By-laws of Cabot Corporation, as amended January 12, 2007.
Exhibit 10.1*	Amendment dated January 12, 2007 to the Cabot Corporation Senior Management Severance Protection Plan.
Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act.
Exhibit 31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
Exhibit 32	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*                    Management contract or compensatory plan or arrangement.

Exhibit Index

Exhibit No.	Description
Exhibit 3.1	The By-laws of Cabot Corporation, as amended January 12, 2007.
Exhibit 10.1*	Amendment dated January 12, 2007 to the Cabot Corporation Senior Management Severance Protection Plan.
Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act.
Exhibit 31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
Exhibit 32	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*                    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION
Date: February 9, 2007	By:	/s/ JONATHAN P. MASON
Jonathan P. Mason
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)
Date: February 9, 2007	By:	/s/ JAMES P. KELLY
James P. Kelly
Controller
(Chief Accounting Officer)