Form 10-Q
period 2007-03-31
CABOT CORP
filed 2007-05-10
CIK 16040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2007

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

As of May 3, 2007 the Company had 64,392,398 shares of Common Stock, par value $1 per share, outstanding.

CABOT CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Three and Six Months Ended March 31, 2007 and 2006

UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(In millions, except per share amounts)
Net sales and other operating revenues	$637	$627	$1,292	$1,214
Cost of sales	499	542	1,005	1,023
Gross profit	138	85	287	191
Selling and administrative expenses(1)	73	59	127	117
Research and technical expenses	17	14	32	27
Income from operations	48	12	128	47
Interest and dividend income	3	1	5	3
Interest expense	(9)	(7)	(18)	(13)
Other income (expense)	(1)	6	1	2
Income from operations before income taxes, equity in net income of affiliated companies and minority interest	41	12	116	39
Provision for income taxes	(11)	(1)	(30)	(5)
Equity in net income of affiliated companies, net of tax	3	4	6	7
Minority interest in net income, net of tax	(2)	(3)	(7)	(7)
Income from operations	31	12	85	34
Cumulative effect of a change in accounting principle, net of tax	—	—	—	2
Net income	31	12	85	36
Dividends on preferred stock, net of tax benefit	(1)	—	(1)	(1)
Net income available to common shares	$30	$12	$84	$35
Weighted-average common shares outstanding, in millions:
Basic	61	60	61	60
Diluted	69	69	69	69
Income per common share:
Basic:
Income from operations	$0.49	$0.19	$1.37	$0.54
Cumulative effect of a change in accounting principle	—	—	—	0.04
Net income per share—basic	$0.49	$0.19	$1.37	$0.58
Diluted:
Income from operations	$0.45	$0.17	$1.24	$0.48
Cumulative effect of a change in accounting principle	—	—	—	0.04
Net income per share—diluted	$0.45	$0.17	$1.24	$0.52
Dividends per common share	$0.18	$0.16	$0.36	$0.32

(1)      Subsequent to the release of Cabot’s earnings on April 25, 2007, the Company recorded a $10 million reserve in its March 31, 2007 consolidated financial statements based on settlement discussions with the plaintiffs in the carbon black antitrust litigation pending in the U.S. Federal District Court, as more fully described in Note K of this Form 10-Q and Cabot’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED BALANCE SHEETS
ASSETS
UNAUDITED

	March 31, 2007	September 30, 2006
	(In millions)
Current assets:
Cash and cash equivalents	$246	$189
Short-term marketable securities	21	1
Accounts and notes receivable, net of reserve for doubtful accounts of $5 and $6	541	534
Inventories:
Raw materials	137	131
Work in process	99	109
Finished goods	149	139
Other	43	41
Total inventories	428	420
Prepaid expenses and other current assets	78	75
Deferred income taxes	34	36
Total current assets	1,348	1,255
Investments:
Equity affiliates	59	59
Long-term marketable securities and cost investments	2	3
Total investments	61	62
Property, plant and equipment	2,616	2,531
Accumulated depreciation and amortization	(1,657)	(1,567)
Net property, plant and equipment	959	964
Other assets:
Goodwill	33	31
Intangible assets, net of accumulated amortization of $10 and $10	4	5
Assets held for rent	42	40
Deferred income taxes	97	100
Other assets	79	77
Total other assets	255	253
Total assets	$2,623	$2,534

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES & STOCKHOLDERS’ EQUITY

UNAUDITED

	March 31,	September 30,
	2007	2006
	(In millions, except share and per share amounts)
Current liabilities:
Notes payable to banks	$69	$58
Accounts payable and accrued liabilities	387	384
Income taxes payable	34	27
Deferred income taxes	2	2
Current portion of long-term debt	18	34
Total current liabilities	510	505
Long-term debt	442	459
Deferred income taxes	19	20
Other liabilities	291	286
Commitments and contingencies (Note G)
Minority interest	68	68
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Series B ESOP Convertible Preferred Stock 7.75% Cumulative,
Authorized: 200,000 shares
Issued: 50,580 and 55,895 shares	50	56
Outstanding: 33,419 and 38,734 shares (aggregate redemption value of $33 and $39 at $1,000 per share)
Less cost of 17,161 shares of preferred treasury stock	(38)	(38)
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 64,506,134 and 63,579,040 shares
Outstanding: 64,361,188 and 63,432,651 shares	65	64
Less cost of 144,946 and 146,389 shares of common treasury stock	(5)	(5)
Additional paid-in capital	29	7
Retained earnings	1,221	1,160
Deferred employee benefits	(36)	(38)
Notes receivable for restricted stock	(19)	(20)
Accumulated other comprehensive income	26	10
Total stockholders’ equity	1,293	1,196
Total liabilities and stockholders’ equity	$2,623	$2,534

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended March 31, 2007 and 2006

UNAUDITED

	2007	2006
	(In millions)
Cash Flows from Operating Activities:
Net income	$85	$36
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	70	61
Deferred tax provision	—	(5)
Cumulative effect of a change in accounting principle	—	(2)
Equity in income of affiliated companies	(6)	(4)
Minority interest income	7	8
Non-cash compensation	13	15
Other non-cash items	(1)	2
Changes in assets and liabilities net of acquisitions and the effect of consolidation of equity affiliates:
Accounts and notes receivable	8	(42)
Inventories	(3)	1
Prepaid expenses and other current assets	—	4
Accounts payable and accrued liabilities	(9)	(21)
Income taxes payable	5	(11)
Other liabilities	(4)	(17)
Other	8	(3)
Cash provided by operating activities	173	22
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(49)	(101)
Acquisition of interest in equity affiliate	—	(19)
Proceeds from sales of property, plant and equipment	2	6
Increase in assets held for rent	(2)	(1)
Purchases of marketable securities	(59)	(20)
Proceeds from maturity of marketable securities	39	57
Cash used in investing activities	(69)	(78)
Cash Flows from Financing Activities:
Borrowings under financing arrangements	18	8
Repayments under financing arrangements	(9)	(3)
Repayments of long-term debt	(37)	(31)
Proceeds from long-term debt	4	26
Increase in notes payable to banks, net	2	18
Repayments of debt related to Cabot Japan KK	—	(18)
Proceeds from cash contribution received from minority interest shareholders	—	2
Proceeds from sales of common stock	8	6
Purchases of common stock	(4)	—
Cash dividends paid to minority interest stockholders	(9)	(5)
Cash dividends paid to stockholders	(24)	(21)
Cash used in financing activities	(51)	(18)
Effect of exchange rate changes on cash	4	(4)
Increase (decrease) in cash and cash equivalents	57	(78)
Cash and cash equivalents at beginning of period	189	181
Cash and cash equivalents at end of period	$246	$103

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended March 31, 2007

(In millions, except shares in thousands)

UNAUDITED

	Preferred Stock, Net of Treasury Stock		Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Deferred Employee	Notes Receivable for Restricted	Accumulated Other Comprehensive	Total Stockholders’	Total Comprehensive
	Shares	Cost	Shares	Cost	Capital	Earnings	Benefits	Stock	Income	Equity	Income
Balance at September 30, 2006	39	$ 18	63,433	$ 59	$ 7	$ 1,160	$ (38)	$ (20)	$ 10	$ 1,196
Net income						85					$ 85
Foreign currency translation adjustment									13		13
Change in unrealized loss on derivative instruments									3		3
Other comprehensive income											16
Comprehensive income										101	$ 101
Common dividends paid						(23)				(23)
Issuance of stock under employee compensation plans, net of forfeitures			240	—	8					8
Amortization of share-based compensation					13					13
Purchase and retirement of common and treasury stock			(90)	—	(4)					(4)
Preferred stock conversion	(6)	(6)	778	1	5					—
Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit						(1)				(1)
Principal payment by Employee Stock Ownership Plan under guaranteed loan							2			2
Notes receivable for restricted stock—payments and forfeitures								1		1
Balance at March 31, 2007	33	$ 12	64,361	$ 60	$ 29	$ 1,221	$ (36)	$ (19)	$ 26	$ 1,293

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 2007 and 2006. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

Certain amounts in the fiscal 2006 cash flow presentation have been reclassified to conform to the fiscal 2007 cash flow presentation as follows:

	Six Months Ended March 31, 2006
	As previously reported	As reclassified
Cash flows from operating activities
Minority interest income	$—	$8
Other non-cash items	12	2
Total	$12	$10
Cash flows from financing activities
Borrowings under financing arrangements	$—	$8
Repayments under financing arrangements	—	(3)
Increase in notes payable to banks, net	23	18
Proceeds from cash contribution received from minority interest shareholders	—	2
Total	$23	$25

B.   Significant Accounting Policies

Revenue Recognition

Cabot derives most of its revenues from the sale of rubber blacks, performance products, fumed metal oxides, tantalum and related products, and from the rental and sale of cesium formate. Revenue from product sales is typically recognized when the product is shipped, and title and risk of loss have passed to the customer. Revenue from the rental of cesium formate is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. Other operating revenues, which represent less than ten percent of total revenues, include tolling, servicing and royalties for licensed technology.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
UNAUDITED

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

Accounts and notes receivable as of March 31, 2007 and September 30, 2006 primarily include trade accounts receivable which arise in the normal course of business of $518 million and $508 million, respectively; income taxes receivable of $14 million and $19 million, respectively; and the current portion of notes receivable of $14 million and $13 million, respectively. Trade receivables are recorded at the invoiced amount and do not bear interest. Trade receivables in China may be settled with the receipt of bank issued non-interest bearing notes. The China notes taken in settlement of trade receivables totaled 110 million RMB ($14 million) and 100 million RMB ($13 million) as of March 31, 2007 and September 30, 2006, respectively, and are included in accounts and notes receivable. Cabot periodically sells a portion of the China notes taken in settlement of trade receivables at a discount. These transactions are accounted for as sales under the provisions of FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). The difference between the proceeds from the sale and the carrying value of the receivables is recognized as a loss on the sale of receivables and is included in other income (expense) in the accompanying consolidated statements of income.

Cabot maintains allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both a historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the three and six months ended March 31, 2007 and 2006 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
UNAUDITED

Financial Instruments

Cabot’s financial instruments consist primarily of cash and cash equivalents, short-term and long-term debt, and derivative instruments. The carrying values of Cabot’s financial instruments approximate fair value with the exception of long-term debt, which is generally recorded at face value, except for a portion that has been designated with a derivative instrument as subject to a fair value hedge. The fair values of derivative instruments are based on quoted market prices. Derivative financial instruments are used to manage certain of Cabot’s foreign currency and interest rate exposures, which exist as part of the Company’s on-going business operations. Cabot does not enter into financial instruments for speculative purposes, nor does Cabot hold or issue any financial instruments for trading purposes. Derivative financial instruments are accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by FAS No. 138, “Accounting for Derivative Instruments and Hedging Activites” and related interpretations (“FAS 133”), and are measured and recorded at fair value on the balance sheet. Cabot formally documents the relationships between hedging instruments and hedged items, as well as its risk management objective.

Hedge accounting is followed for derivatives that have been designated and qualify as fair value, cash flow or net investment hedges. For fair value hedges, the Company records in the current period earnings (i) changes in the fair value of highly effective derivatives and (ii)  changes in the fair value of the hedged liabilities that are attributable to the hedged risks. For cash flow hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported in other comprehensive income, and changes in the fair value of the ineffective portion are reported in current period earnings. For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in other comprehensive income, while changes in the ineffective portion are reported in current period earnings. The gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying item. From time to time, the Company may enter into certain derivative instruments that may not be designated as hedges under FAS 133. Although these derivatives are not designated as hedges, Cabot believes that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not designated as hedges are recognized in current period earnings.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
UNAUDITED

C.   Share-Based Compensation

The Company recognized the full impact of its share-based compensation plans in the consolidated statements of income for the three and six months ended March 31, 2007 and 2006 under FAS No. 123 (R), “Share-Based Payments” (“FAS 123 (R)”), and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. The following table presents share-based compensation expenses included in the accompanying consolidated statements of income:

	Three months ended March 31		Six months ended March 31
	2007	2006	2007	2006
	(Dollars in millions)
Cost of sales	$2	$3	$4	$5
Selling and administrative	4	4	8	7
Research and technical	—	—	1	1
Share-based compensation expense before tax	$6	$7	$13	$13

D.   Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the six months ended March  31, 2007 are as follows:

	Carbon Black Business	Metal Oxides Business	Total
	(Dollars in millions)
Balance at September 30, 2006	$21	$10	$31
Foreign currency translation adjustment	1	1	2
Balance at March 31, 2007	$22	$11	$33

Cabot does not have any indefinite-lived intangible assets. At March 31, 2007 and September 30, 2006, Cabot had $4 million and $5 million of finite-lived intangible assets, respectively. Intangible assets are amortized over their estimated useful lives, which range from two to fifteen years, with a weighted average period of ten years. Amortization relative to these intangibles is expected to aggregate to less than $1 million per year over the next five years.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
UNAUDITED

E.   Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended March 31
	2007		2006		2007		2006
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$1	$2	$1	$2	$—	$—	$1	$—
Interest cost	2	3	1	3	2	—	2	—
Expected gain on plan assets	(3)	(2)	(2)	(3)	—	—	—	—
Recognized loss	—	—	—	1	—	—	—	—
Amortization of prior service cost	—	—	—	—	(1)	—	—	—
Net periodic benefit cost	$—	$3	$—	$3	$1	$—	$3	$—

	Six Months Ended March 31
	2007		2006		2007		2006
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$2	$3	$3	$3	$1	$—	$2	$—
Interest cost	4	6	3	5	3	—	3	—
Expected gain on plan assets	(5)	(5)	(5)	(5)	—	—	—	—
Recognized loss	—	1	—	2	—	—	1	—
Amortization of prior service cost	—	—	—	—	(1)	—	—	—
Net periodic benefit cost	$1	$5	$1	$5	$3	$—	$6	$—

F.   Restructuring

Cost Reduction Initiatives

In September 2006, Cabot announced a restructuring plan principally to reduce the fundamental cost structure of the carbon black product lines. These initiatives include streamlining the Company’s sales, manufacturing, technical service and certain functional groups through a workforce reduction. Implementation began in September 2006 and has been substantially completed. The total number of employees impacted by the cost reductions was approximately 130 people, with the majority having left the Company by September 30, 2006. Termination and related benefits costs associated with this restructuring have been recorded in accordance with FAS No. 112, “Employers’ Accounting for Postemployment Benefits (“FAS 112”) or FAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“FAS 146”), as appropriate. Accordingly, in some instances, charges attributable to these programs were deferred until fiscal 2007. During the second quarter of fiscal 2007 the Company recorded $2 million of charges related to these initiatives. Cabot has recorded all material charges associated with this restructuring and expects to make cash payments of approximately $4 million during the remainder of fiscal 2007.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
UNAUDITED

Details of this restructuring activity and the reserve during the three months ended March 31, 2007 are as follows:

Severance And Employee Benefits
(Dollars in millions)
Reserve at December 31, 2006	$6
Charges	2
Cash Paid	(4)
Reserve at March 31, 2007	$4

Details of this restructuring activity and the reserve during the six months ended March 31, 2007 are as follows:

Severance And Employee Benefits
(Dollars in millions)
Reserve at September 30, 2006	$9
Charges	4
Cash Paid	(9)
Reserve at March 31, 2007	$4

Altona Restructuring

In October 2004, Cabot initiated a plan to shut down its Altona, Australia carbon black manufacturing facility due to an indication by Cabot’s raw materials supplier that it would cease supply in September 2005, as well as the decline of the carbon black business in Australia. Production at this facility ceased on October 3, 2005. Through March 31, 2007, Cabot has recorded charges associated with this restructuring of approximately $28 million, which is expected to be partly offset by gains on the sale of the land on which the facility was formerly located. The sale of the land is expected to occur during fiscal 2007 and has not yet been reflected in the consolidated statement of income. No further material charges are expected related to this restructuring. All charges associated with this restructuring initiative are related to the Carbon Black Business. Cabot has recorded all of these charges in the consolidated statements of income since October 2004. The Company has $1 million of reserves remaining which is expected to be paid during fiscal 2007 in connection with the final remediation and restoration of the property.

As of March 31, 2007, the reserve balances for the cost reduction initiatives and the Altona restructuring are included in accrued expenses in the accompanying consolidated balance sheets.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
UNAUDITED

G.   Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements for various key raw materials in the Carbon Black, Metal Oxides and Supermetals Businesses. The table below includes all of the Company’s long-term purchase commitments, including those under new raw material supply agreements entered into during the second quarter of fiscal 2007:

(Dollars in millions)
2007	$240
2008	257
2009	145
2010	105
2011	94
Thereafter	702
Total future purchase commitments	$1,543

Contingencies

Cabot is a defendant or potentially responsible party in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Liabilities

As of March  31, 2007 and September 30, 2006, Cabot had approximately $12 million and $13 million, respectively, reserved for environmental matters primarily related to divested businesses. These reserves represent Cabot’s best estimate of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. At March  31, 2007, $4 million of the $12 million reserved for the environmental matters are recognized on a discounted basis and are being accreted up to the undiscounted liability through interest expense over the expected cash flow period. Cash payments related to these liabilities were $2 million for both the three and six months ended March  31, 2007.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
UNAUDITED

Cabot has been a defendant in an action in the federal court in Pennsylvania brought by two farmers who claimed damage to their farms over a multi-year period, allegedly associated with emissions from Cabot’s Boyertown, Pennsylvania facility. In March 2007, Cabot and the plaintiffs reached a resolution, which is reflected in the Company’s financial results for the second quarter of fiscal 2007, that resulted in the case being dismissed, subject to the parties finalizing a formal settlement agreement. The formal settlement agreement is expected to be completed during the third quarter of fiscal year 2007.

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. As more fully described in the Company’s 2006 10-K, Cabot’s respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of March 31, 2007, there were approximately 56,000 claimants in pending cases asserting claims against AO in connection with respiratory products. In the third quarter of fiscal year 2003, Cabot recorded a reserve to cover the Company’s expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2049, and,  at March 31, 2007, is approximately $18 million (or $28 million on an undiscounted basis). Cash payments related to this liability were less than $1 million for both the three and six months ended March 31, 2007.

Carbon Black Antitrust Litigation

Cabot, Phelps Dodge Corporation, Colombian Chemicals Co., Degussa Engineered Carbons, LP, Degussa AG, and Degussa Corporation (the Degussa entities referred to as the “Degussa Defendants” and all defendants referred to collectively as the “Defendants”) are named Defendants in an antitrust lawsuit pending in federal district court, as more fully described in the Company’s 2006 10-K. Cabot and the other Defendants are also the named defendants in antitrust lawsuits pending in several state courts. The plaintiffs in the federal case allege that the Defendants conspired to fix, raise, maintain or stabilize prices for carbon black sold in the United States during a specified period, and the plaintiffs in the state cases assert violations under the applicable state laws for conduct that is similar to what is alleged in the federal case. Cabot believes it has valid defenses to all of these claims and will continue to assert them vigorously. In June 2006, the Defendants in the federal action filed a motion for summary judgment. Arguments on the motion were heard in October 2006, but the court has not issued a decision. In November 2006, the plaintiffs filed a pleading seeking the federal court’s approval of a settlement with the Degussa Defendants. In pleadings filed with the court, the plaintiffs estimated their total damages (subject to trebling) to be approximately $100 million. In March 2007, the federal court approved a settlement with the Degussa Defendants. Based on recent settlement discussions with the plaintiffs in the federal action,

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
UNAUDITED

the Company recorded a reserve of $10 million associated with the federal action in its March 31, 2007 consolidated financial statements.

Beryllium Claims

Cabot is a party to several pending actions in connection with its discontinued beryllium operations. Cabot entered the beryllium industry through an acquisition in 1978. The Company ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of its former beryllium business was sold to NGK Metals, Inc. in 1986. As more fully described in the Company’s 2006 10-K, the actions are pending in several state and federal courts, and involve claims for personal injury, medical monitoring and product liability resulting from alleged contact with beryllium in various ways. In two of the personal injury cases pending in the Pennsylvania State Court of Common Pleas, in March 2007, the court entered an order requiring the parties to participate in mediation. The same court also entered an order requiring final pretrial conferences to be held  between November 2007 and February 2008 in all of the currently pending Pennsylvania state court personal injury and medical monitoring cases.  Cabot believes it has valid defenses to all of the beryllium actions and will continue to assert them vigorously. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of the pending beryllium matters.

Other Matters

In September 2005, AVX Corporation filed a lawsuit in the Massachusetts Superior Court alleging that Cabot has improperly administered the supply agreement entered into between the Company and AVX in 2001 (the “2001 Supply Agreement”). In particular, AVX claims that Cabot has not provided all of the price relief due to AVX pursuant to “most-favored nation” (“MFN”) pricing provisions in the 2001 Supply Agreement. Discovery in the case is on-going, but to date AVX has claimed that it is owed an additional $28 million in MFN credit. In early April 2007, Cabot and AVX filed cross-motions for summary judgment on two key disputed issues in the litigation. A hearing on the motions took place on May 1, 2007. Cabot believes it has valid defenses to all of AVX’s claims against the Company and will continue to assert them vigorously.

The Company has various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business, including a number of claims asserting premises liability for asbestos exposure, related to its divested businesses. In Cabot’s opinion, although final disposition of some or all of these other suits and claims may impact the Company’s consolidated financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on the Company’s consolidated financial position.

Guarantee Agreements

Cabot has provided certain indemnities pursuant to which it may be required to make payments to an indemnified party in connection with certain transactions and agreements. In connection with certain acquisitions and divestitures, Cabot has provided routine indemnities with respect to such matters as environmental, tax, insurance, product and employee liabilities. In connection with various other agreements, including service and supply agreements, Cabot may provide routine indemnities for certain

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
UNAUDITED

contingencies and routine warranties. Cabot is unable to estimate the maximum potential liability for these types of indemnities as a maximum obligation is not explicitly stated in most cases and the amounts, if any, are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be reasonably estimated. The duration of the indemnities varies, and in many cases is indefinite. Cabot has not recorded any liability for these indemnities in the consolidated financial statements, except as otherwise disclosed above under “Contingencies.”

H.   Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
	(Dollars in millions, except per share amounts)
Basic EPS:
Income available to common shares (numerator)	$30	$12	$84	$35
Weighted average common shares outstanding	64	63	64	63
Less: contingently issuable shares(1)	(3)	(3)	(3)	(3)
Adjusted weighted average common shares (denominator)	61	60	61	60
Basic EPS	$0.49	$0.19	$1.37	$0.58
Diluted EPS:
Income available to common shares	$30	$12	$84	$35
Dividends on preferred stock, net of tax benefit(2)	1	—	1	1
Income available to common shares plus assumed conversions (numerator)	$31	$12	$85	$36
Adjusted weighted average common shares outstanding	61	60	61	60
Effect of dilutive securities:(2)
Assumed conversion of preferred stock	6	6	6	6
Common shares issuable(3)(4)	2	3	2	3
Adjusted weighted average shares (denominator)	69	69	69	69
Diluted EPS	$0.45	$0.17	$1.24	$0.52

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

(4)                 For the three and six months ended March 31, 2006 and 2007, there were no options to purchase shares of common stock excluded in the calculation of diluted earnings per share.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
UNAUDITED

I.   Financial Information by Segment

Cabot is organized into four reportable segments: the Carbon Black Business, the Metal Oxides Business, the Supermetals Business, and the Specialty Fluids Business. The following table provides financial information by segment for the three and six months ended March 31, 2007 and 2006:

	Carbon Black	Metal Oxides	Supermetals	Specialty Fluids	Segment Total	Unallocated and Other(1)	Consolidated Total
	(Dollars in millions)
Three months ended March 31, 2007
Net sales and other operating revenues(2)	$493	$68	$53	$10	$624	$13	$637
Income (loss) before taxes(3)	$57	$10	$(2)	$3	$68	$(27)	$41
Three months ended March 31, 2006
Net sales and other operating revenues(2)	$476	$62	$67	$11	$616	$11	$627
Income (loss) before taxes(3)	$26	$5	$12	$4	$47	$(35)	$12
Six months ended March 31, 2007
Net sales and other operating revenues(2)	$978	$133	$130	$26	$1,267	$25	$1,292
Income (loss) before taxes(3)	$111	$19	$14	$11	$155	$(39)	$116
Six months ended March 31, 2006
Net sales and other operating revenues(2)	$895	$119	$160	$21	$1,195	$19	$1,214
Income (loss) before taxes(3)	$47	$7	$23	$8	$85	$(46)	$39

(1)                 Unallocated and Other includes certain items and eliminations that are not allocated to the operating segments. Management does not consider these items necessary for an understanding of the operating results of these segments and such amounts are excluded in the segment reporting to the Chief Operating Decision Maker.

(2)                 Net sales and other operating revenues for the Carbon Black Business include 100% of  sales from one equity affiliate, which is eliminated through Unallocated and Other. Unallocated and Other also includes royalties paid by equity affiliates and external shipping and handling fees:

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
	(Dollars in millions)
Equity affiliate sales	$(9)	$(9)	$(18)	$(17)
Royalties paid by equity affiliates	4	3	7	5
Shipping and handling fees and other	18	17	36	31
Total	$13	$11	$25	$19

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
UNAUDITED

(3)                 Income (loss) before taxes for Unallocated and Other includes:

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
	(Dollars in millions)
Interest expense	$(9)	$(7)	$(18)	$(13)
Certain items and other expense, net(a)	(16)	(27)	(16)	(26)
Equity in net income of affiliated companies	(3)	(4)	(6)	(7)
Foreign currency transaction gains(b)	1	3	1	—
Total	$(27)	$(35)	$(39)	$(46)

(a)                 Certain items and other expense, net, includes investment income, and certain other items that are not included in segment profit before taxes (“PBT”). Certain items for both the second quarter and the first six months of fiscal 2007 includes charges of $5 million for environmental reserves and a legal settlement, as well as a $10 million reserve related to the carbon black antitrust litigation. Additionally, certain items include $2 million and $5 million for restructuring initiatives as discussed in Note F for the second quarter and first six months of fiscal 2007, respectively. Certain items for the second quarter of fiscal 2006 include restructuring charges of $2 million, the $27 million Sons of Gwalia settlement payment and $2 million of cost reduction initiatives in the Supermetals Business. Certain items for the first six months of fiscal 2006 include $3 million for restructuring charges, $27 million related to the Sons of Gwalia settlement payment and $3 million of cost reduction initiatives in the Supermetals Business.

(b)                Net of other foreign currency risk management activity.

The Carbon Black Business is primarily comprised of the rubber blacks, performance products and inkjet colorants product lines as well as the business development activities of Superior MicroPowders. The revenues from each of these product lines are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
	(Dollars in millions)
Rubber blacks	$346	$346	$697	$644
Performance products	134	117	257	226
Inkjet colorants	13	12	23	23
Superior MicroPowders	—	1	1	2
Total Carbon Black Sales	$493	$476	$978	$895

The Metal Oxides Business is primarily comprised of the fumed metal oxides (including fumed silica and fumed alumina and dispersions thereof) and aerogel product lines. The revenues were primarily from the fumed metal oxides product line.

J.   Newly Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair-value measurements have on earnings. The primary areas in which the Company utilizes fair value measures are valuing pension plan assets and liabilities, valuing hedge-

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
UNAUDITED

related derivative financial instruments, allocating purchase price to the assets and liabilities of acquired companies, and evaluating long-term assets for potential impairment. FAS 157 does not require any new fair value measurements. FAS 157 is effective for the Company beginning October 1, 2008. The Company is evaluating the impact of FAS 157 on its consolidated financial statements.

In September 2006, the FASB issued FAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. FAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end. FAS 158 is effective for the Company for its fiscal year ending September 30, 2007. The Company is continuing to evaluate the impact of FAS 158 on its consolidated balance sheet.

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007, which will be fiscal 2009 for Cabot. The Company is evaluating the impact of FAS 159 on its consolidated financial statements.

K.   Subsequent Event

Subsequent to the release of Cabot’s earnings on April 25, 2007, the Company recorded a $10 million reserve in its March 31, 2007 consolidated financial statements based on settlement discussions with the plaintiffs in the carbon black antitrust litigation pending in the U.S. Federal District Court, as more fully described in Note G of this Form 10-Q and the 2006 10-K.

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

Revenue Recognition and Accounts Receivable

We derive most of our revenues from the sale of rubber blacks, performance products, fumed metal oxides, tantalum and related products and from the rental and sale of cesium formate. Revenue from product sales is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Revenue from the rental of cesium formate is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. Other operating revenues, which represent less than ten percent of total revenues, include tolling, servicing and royalties for licensed technology.

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

We offer certain customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction of sales at the time revenue is recognized based on historical experience. Rebates are estimated and recorded based primarily on historical experience and contractual obligations. We review the estimates for discounts and volume rebates, and the assumptions underlying the estimates are modified to reflect changes in facts and circumstances as appropriate. This estimation process does introduce some uncertainty as to the amount of revenue we recognize. Refinements to the initial estimates can result in increases or decreases to revenue and thus directly impact our earnings and cash flows. Such changes in our estimates have not been material.

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and other economic information on both an historical and prospective basis. Additionally, we estimate sales returns based on historical trends in our customers’ product returns. While bad debt write-offs and product returns have not been significant historically, if there is a deterioration of a major customer’s credit-worthiness, actual defaults are higher than our previous experience or actual returns do not reflect historical trends, our estimates of the recoverability of the amounts due to us would be refined which may reduce our earnings.

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories the value of those inventories would have been $77 million and $76 million higher as of March 31, 2007 and September 30, 2006, respectively. The LIFO method of determining cost of inventory could lead, at times, to significant fluctuations on our gross margin. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.

We review inventory for potential obsolescence periodically. In this review, we make assumptions about the future demand for and market value of the inventory and based on these assumptions estimate the amount of any obsolete, unmarketable or slow moving inventory. We write down our inventories for estimated obsolescence or unsaleable inventory by an amount equal to the difference between the cost of inventory and the estimated market value. In cases where the market value of inventories is below cost, the inventory is adjusted to its market value. Historically, such write-downs have not been significant. If actual market conditions are less favorable than those projected by management at the time of the assessment, however, additional inventory write-downs may be required, which could reduce our gross profit and our earnings.

Share-based Compensation

Since October 1, 2005, we have followed the methodology set forth in FAS No. 123 (R), “Share-Based Payments” (“FAS 123 (R)”), using the modified prospective approach to account for all of our stock-based awards. Historically, we have issued significantly more shares of restricted stock than stock options under our equity compensation plans. Restricted stock awards, whether accounted for under FAS 123 (R) or the previous standard, Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”,  generally result in a charge to the statement of income. Accordingly, the impact of FAS 123 (R) on our comparative results over a period of years is not significant. The fair value of restricted stock is based on intrinsic value at the grant date and is recognized as expense over the service period, which generally represents the vesting period.

We use the Black-Scholes option-pricing model to calculate the fair value of stock options issued under our equity compensation plans. In determining the fair value of stock options, we make a variety of assumptions and estimates, including discount rates, forfeiture rates, volatility measures, expected yields and expected option lives. Changes to such assumptions and estimates can result in different fair values and could therefore reduce our earnings. Such changes would not impact our cash flows.

Goodwill and Other Intangible Assets

We perform an impairment test for goodwill at least annually (generally as of June 30) and when events or changes in business circumstances indicate that the carrying value may not be recoverable. To test whether an impairment exists, the fair value of the applicable reporting unit is estimated based on discounted cash flows. The calculation of fair value is sensitive to both the estimated future cash flows and the discount rate applied to those cash flows. The assumptions used to estimate the discounted cash flows are based on management’s best estimates about selling prices, production and sales volume, costs, future growth rates, capital expenditures and market conditions over an estimate of the remaining operating period at the reporting unit. The discount rate is based on the weighted average cost of capital that is determined by evaluating the risk free rate of return, cost of debt and expected equity premiums. If an impairment exists, a loss to write down the value of goodwill to its implied fair value is recorded. While this would have no direct impact on our cash flows, it would reduce our earnings.

We also have intangible assets that we amortize, which relate primarily to patents and other intellectual property. We review these intangibles for impairment when facts and/or circumstances indicate that the carrying value may not be recoverable. A write-down of such intangible assets would not directly impact our cash flows but would reduce our earnings.

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

We make various estimates and assumptions when analyzing whether there is an impairment of our long-lived assets, excluding goodwill and long-term investments. These estimates and assumptions include determining which cash flows are directly related to the potentially impaired asset, the useful life of the asset over which the cash flows will occur, their amounts and the asset’s residual value, if any. An asset impairment exists when the carrying value of the asset is not recoverable based on the undiscounted estimated cash flows expected from the asset. The impairment loss is determined by the excess of the asset’s carrying value over its fair value. Our estimated cash flows reflect management’s assumptions about selling prices, production and sales volumes, costs and market conditions over an estimate of the remaining useful life of the asset. While an impairment charge would have no direct impact on our cash flows, it would reduce our earnings.

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

Asset Retirement Obligations

We account for asset retirement obligations in accordance with FAS No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”) and Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). Pursuant to FAS No. 143, companies are required to estimate incremental costs for special handling, removal and disposal costs of materials that may or will give rise to conditional asset retirement obligations (“AROs”) and then discount the expected costs back to the current year using a credit adjusted risk free rate. FIN 47 clarified that ARO liabilities and costs must be recognized when the timing and/or settlement can be reasonably estimated. If it is unclear when, or if, an ARO will be triggered, companies are required to use probability weighting for possible timing scenarios to determine the amounts that should be recognized in the company’s financial statements. The estimation of AROs is subject to a number of inherent uncertainties including: (a) the timing of when any ARO may be incurred, (b) the ability to accurately identify and reasonably estimate the costs of all materials that may require special handling or treatment, (c) the ability to assess the relative probability of different scenarios which could give rise to an ARO, and (d) other factors outside a company’s control, including changes in regulations, costs and interest rates. AROs have not been recognized for certain of the Company’s facilities because either the fair value cannot be reasonably estimated due to an indeterminable settlement date of the obligation, or the Company currently does not have a legal obligation associated with the retirement of those facilities. As such, actual costs and the timing of such costs may vary significantly from the estimates, judgments, and probable scenarios considered by the Company, which could, in turn, reduce our earnings.

Litigation and Contingencies

We are involved in litigation in the ordinary course of business, including personal injury and environmental litigation. After consultation with counsel, as appropriate, we accrue a liability for litigation when it is probable that a liability has been incurred and the amount can be reasonably estimated. The estimated reserves are recorded based on our best estimate of the liability associated with such matters or the low end of the estimated range of liability if we are unable to identify a better estimate within that range. Our best estimate is determined through the evaluation of various information, including claims, settlement offers, demands by government agencies, estimates performed by independent third parties, identification of other responsible parties and an assessment of their ability to contribute and our prior experience. Litigation is highly uncertain and there is always the possibility of an unusual result in any particular case that may reduce our earnings and cash flows.

The most significant reserves that we have established are for environmental remediation, respirator litigation claims and a $10 million reserve related to the carbon black antitrust litigation described in Note K. As of March 31, 2007, we had $12 million reserved for various environmental matters. The amount accrued reflects our assumptions about remediation requirements at the contaminated sites, the nature of the remedies, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites and the number and financial viability of other potentially responsible parties. A portion of the reserve for environmental matters is recognized on a discounted basis, which requires the use of an estimated discount rate and estimates of future cash flows associated with the liability. These liabilities can be affected by the availability of new information, changes in the assumptions on which the accruals are based, unanticipated government enforcement action or changes in applicable government laws and regulations, which could result in higher or lower costs.

As of March 31, 2007, we also had $18 million accrued for respirator liability claims. Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) a continuation in the recent trend of dismissals without payment of pending silica and non-malignant asbestos claims that began in calendar 2006, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of other parties who contribute to the settlement of respirator claims, and (viii) a determination that our interpretation of the contractual obligations on which we have estimated our share of liability is inaccurate. While we believe the current best estimate is recorded, we cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

Income Taxes

Our business operations are global in nature, and we are subject to taxes in numerous jurisdictions. Tax laws and tax rates vary substantially in these jurisdictions and are subject to change given the political and economic climate in those countries. For example, our tax rate for 2007 assumes that a certain portion of our consolidated net income will be secured from China and that our tax holiday in China will continue until its stated expiration in 2014. Achievement of our estimated 2007 tax rate is dependent not only on our ability to continue to generate earnings in China but also the continuance of the tax holiday policy benefits  for the Company from recently enacted China tax law changes. We file our tax returns in accordance with our interpretations of each jurisdiction’s tax laws.  At the beginning of each fiscal year we forecast our estimated annual income by jurisdiction so as to compute an effective tax rate to be applied to our consolidated interim results. This is adjusted as more information comes to our attention during the course of the year. In the event that actual results are significantly different from these estimates, our provision for income taxes could be significantly impacted. For example, a 1% change in the effective tax rate would change income tax expense for the six months ended March 31, 2007 by approximately $1 million.

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

Additionally, in accordance with FAS 109 we have established valuation allowances against a variety of deferred tax assets, including net operating loss carryforwards, foreign tax credits, and other income tax credits. Valuation allowances take into consideration our ability to use these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. Changes in our operations, domestically and internationally, could impact our ability to utilize these tax attributes in the future. The release of valuation allowances in periods when these tax attributes become realizable would reduce our effective tax rate.

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

Significant Accounting Policies

We have other significant accounting policies that are discussed in Note A of the Notes to our Consolidated Financial Statements in our 2006 10-K. Certain of these policies include the use of estimates, but do not meet the definition of critical because they generally do not require estimates or judgments that are as difficult or subjective to measure. However, these policies are important to an understanding of the consolidated financial statements.

II.   Results of Operations

Cabot is organized into four reportable segments: the Carbon Black Business, the Metal Oxides Business, the Supermetals Business, and the Specialty Fluids Business. The Carbon Black Business is comprised of the rubber blacks, performance products and inkjet colorants product lines as well as the business development activities of Cabot Superior MicroPowders. The Metal Oxides Business is comprised of the fumed metal oxides and aerogel product lines.

Overview

During the second quarter and first six months of 2007, we experienced strong volumes in our Carbon Black and Metal Oxides Businesses and expanded margins due principally to lower feedstock costs in our carbon black product lines. We were aided, on a net basis, by favorable foreign currency translation as the benefit on prices from the weakening U.S. dollar more than offset the unfavorable currency translation impact on costs.

The Supermetals Business had weaker performance in both periods with the continued transition from contracted to market based sales, which was completed in December 2006 with the expiration of our final significant long-term supply contract. In addition, the Business experienced increased costs which, when combined with these factors, led to a slight loss for the second quarter of 2007.

We experienced solid cash generation in both the second quarter and first six months of 2007 due to strong earnings.

Second Quarter and First Six Months Fiscal Year 2007 versus Second Quarter and First Six Months Fiscal Year 2006—Consolidated

Net Sales and Gross Profit

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
	(Dollars in millions)
Net sales and other operating revenues	$637	$627	$1,292	$1,214
Gross profit	138	85	287	191

The $10 million increase in net sales in the second quarter of 2007 from the same period in 2006 was due primarily to the positive impact of foreign currency translation ($23 million) and higher volumes ($15 million), partially offset by lower pricing and an unfavorable product mix ($22 million). Additionally, we experienced $4 million of revenue related to a subsidiary’s transportation of feedstock for third parties during the second quarter of 2006 that did not recur in the same period in 2007. For the first six months of 2007, the $78 million increase in net sales when compared to the first six months of 2006 was driven by higher volumes ($38 million), the positive impact of foreign currency translation ($32 million) and higher pricing ($7 million).

Gross margin was 22% in the second quarter of 2007 compared to 14% in the same period in 2006. The $53 million increase in gross profit primarily resulted from higher volumes ($15 million), favorable foreign currency translation ($23 million) and lower carbon black raw material costs ($37 million), partially offset by lower pricing and an unfavorable product mix ($22 million). Additionally, $6 million of charges related to environmental reserves, a legal settlement and restructuring charges were recorded in the consolidated statement of income as cost of sales during the second quarter of 2007. The 2006 charges included $30 million related to a payment to the Sons of Gwalia to terminate a previously existing supply agreement, and restructuring and cost reduction initiatives. Gross margin was 22% for the first six months of 2007 compared to 16% for the same period in 2006. The $96 million increase in gross profit primarily resulted from higher volumes ($38 million), lower carbon black raw material costs ($32 million), and the positive impact of foreign currency translation ($32 million). Additionally, we experienced $15 million of revenue associated with a subsidiary’s transportation of feedstock for third parties in the first six months of 2006 that did not recur in the same period of 2007.

Selling and Administrative Expenses

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
	(Dollars in millions)
Selling and administrative expenses	$73	$59	$127	$117

Selling and administrative expenses increased by $14 million in the second quarter of fiscal 2007 when compared to the second quarter of 2006 driven by increased costs associated with our new manufacturing capacity, higher variable compensation accruals and the timing of certain expenses, partially offset by cost reduction initiatives announced at the end of fiscal year 2006. Additionally, a $10 million reserve related to the carbon black antitrust litigation and $1 million of charges related to restructuring initiatives were recorded in the consolidated statement of income as selling and administrative expenses for the second quarter of 2007 compared to $2 million, for cost reduction initiatives in the second quarter of 2006. For the first six months of 2007, selling and administrative expenses were $10 million higher due to the aforementioned litigation reserve when compared to the same period in 2006.

Research and Technical Expenses

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
	(Dollars in millions)
Research and technical expenses	$17	$14	$32	$27

Research and technical expense increased by $3 million in the second quarter of 2007 and by $5 million in the first six months of 2007 when compared with the same periods of 2006. The increase in both periods was primarily the result of increased spending in our inkjet colorants and Superior MicroPowders product lines and work associated with new technology installed in conjunction with the expansion of capacity at our carbon black manufacturing facility in Brazil.

Interest Expense

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
	(Dollars in millions)
Interest expense	$(9)	$(7)	$(18)	$(13)

Interest expense for the second quarter of 2007 increased by $2 million compared to the second quarter of 2006 primarily due to foreign currency fluctuations on our interest paid in Euros. For the first six months of 2007, the $5 million increase in interest expense was primarily due to foreign currency fluctuations on our interest paid in Euros and lower interest expense in 2006, due to the capitalization of interest related to our new manufacturing facilities in China and expansion of our existing manufacturing facility in Brazil.

Other Income (Expense)

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
	(Dollars in millions)
Other income (expense)	$(1)	$6	$1	$2

Other income (expense) for the second quarter of 2007 includes a $1 million charge related to the repatriation of funds through an unfavorable exchange transaction from one of our Venezuelan subsidiaries. The change in other income (expense) is primarily due to insurance proceeds received and a positive foreign currency impact during the second quarter of 2006, that did not recur in the same period of 2007.

Effective Tax Rate

Income tax expense for the second quarter and first six months of fiscal 2007 was $11 million and $30 million compared to $1 million and $5 million for the second quarter and first six months of 2006, respectively.

On a quarterly basis, the Company calculates an annual estimated effective tax rate and applies it to the income of the quarter before discrete items. The tax impact of discrete items is then added to arrive at the income tax expense for the quarter. Discrete items include unusual and infrequently occurring items such as the sale of a business and changes in previously estimated tax liabilities resulting from quarter events such as a tax law change or resolution of a tax dispute. In the second quarter of 2007, the effective tax rate was 27% before discrete items. The $11 million tax expense for the second quarter of 2007 includes a $4 million benefit related to the reserve for carbon black antitrust litigation and a $2 million charge related to the unfavorable resolution of a non-US tax case leading to an actual tax rate for net income of 28%. For the second quarter of 2006, the effective tax rate was 28% before discrete items. When the tax impact of the $27 million settlement payment to the Sons of Gwalia is included, the actual tax rate for net income was 6%.

The Company is currently under audit by the Internal Revenue Service for tax years 2003 and 2004 and is under audit in a number of jurisdictions outside of the U.S. It is likely that some of these audits will be resolved in fiscal 2007, which may impact our actual tax rate going forward. The Company expects its effective tax rate for 2007 to be between 26% and 28%, before discrete items.

Net Income

We reported net income for the second quarter and first six months of 2007 of $31 million ($0.45 per diluted common share) and $85 million ($1.24 per diluted common share), respectively, compared to net income of $12 million ($0.17 per diluted common share) and $36 million ($0.52 per diluted common share) in the same periods of 2006. The following earnings per share summary highlights the after-tax impact of certain items described below and the cumulative effect of a change in accounting principle from the implementation, in fiscal 2006, of the share-based compensation standard (FAS 123 (R)):

	Three Months Ended March 31		Six Months Ended March 31
Amounts per Diluted Common Share	2007	2006	2007	2006
Certain items:
Carbon black antitrust reserve	$(0.09)	$—	$(0.09)	$—
Environmental reserves/settlement	(0.06)	—	(0.06)	—
Restructuring initiatives-Global	(0.02)	—	(0.04)	—
Restructuring initiatives-Altona	—	(0.02)	(0.01)	(0.03)
Cost reduction initiatives	—	(0.02)	—	(0.03)
Gwalia settlement payment	—	(0.25)	—	(0.25)
Total certain items	$(0.17)	$(0.29)	$(0.20)	$(0.31)
Cumulative effect of a change in accounting principle	$—	$—	$—	$0.04

Second Quarter and First Six Months Fiscal Year 2007 versus Second Quarter and First Six Months Fiscal Year 2006—By Business Segment

The following discussion of our results includes information on our four reportable segments and product line sales, and segment operating profit before taxes (“PBT”). We use segment PBT to measure our consolidated operating results and to assess segment performance. This discussion has been prepared on a basis consistent with segment reporting as outlined in Note I of the Consolidated Financial Statements. When explaining the changes in our PBT period on period, we use several terms. The term “fixed costs” means fixed manufacturing costs, including utilities. The term “inventory related charges” means differences attributable to items such as (i) inventory obsolescence and valuation reserves;  (ii) utilization variances; and (iii) other increases or decreases in costs associated with the production of inventory. The term “product mix” refers to the various types and grades, or “mix”, of products sold in a particular business or product line during the quarter, and the positive or negative impact of that mix on the variable margin and profitability of the business or product line.

Total segment PBT, certain items, other unallocated items and income from operations before income taxes for the three and six months ended March 31, 2007 and 2006 are set forth in the table below. The details of certain items are explained in Note I of our Consolidated Financial Statements. Certain items are not included in segment PBT.

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
	(Dollars in millions)
Total segment PBT	$68	$47	$155	$85
Certain items	(17)	(31)	(20)	(33)
Other unallocated items	(10)	(4)	(19)	(13)
Income from operations before income taxes	$41	$12	$116	$39

The $21 million increase in total segment PBT in the second quarter of 2007, when compared to the same period of 2006, relates primarily to higher volumes ($8 million), lower raw material costs in the carbon black product lines ($37 million) and the net favorable impact of foreign currency translation ($4 million), partially offset by lower pricing, principally in our rubber blacks contracted business and in Supermetals ($15 million). Additionally, we were unfavorably impacted by higher selling, technical and administrative expenses ($10 million) and increased fixed costs associated with our new manufacturing capacity ($5 million).

The details of other unallocated items are shown below and in Note I of our Consolidated Financial Statements. These items are not included in segment PBT.

Other Unallocated Items:

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
	(Dollars in millions)
Interest expense	$(9)	$(7)	$(18)	$(13)
Equity in net income of affiliated companies	(3)	(4)	(6)	(7)
Foreign currency transaction losses	1	3	1	—
Other unallocated income	1	4	4	7
Total other unallocated items	$(10)	$(4)	$(19)	$(13)

Carbon Black Business

Segment sales and PBT for the Carbon Black Business for the second quarter and first six months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
	(Dollars in millions)
Segment sales	$493	$476	$978	$895
Segment PBT	57	26	111	47

The $17 million increase in sales for the Carbon Black Business in the second quarter of 2007 compared to the second quarter of 2006 was driven by higher volumes ($21 million) and the positive impact of foreign currency translation ($21 million), partially offset by lower pricing ($17 million). The $83 million increase in sales for the Carbon Black Business in the first six months of 2007 compared to the same period in 2006 was driven by higher volumes ($38 million), the positive impact of foreign currency translation ($28 million) and the net impact of higher pricing in the first quarter of 2007, partially offset by lower pricing in the second quarter of 2007 (net positive impact of $27 million). Additionally, we experienced $4 million and $15 million of revenue related to a subsidiary’s transportation of feedstock for third parties in the second quarter and first six months of 2006, respectively, that did not recur in the same periods of 2007.

The $31 million increase in PBT for the Carbon Black Business in the second quarter of 2007, when compared to the second quarter of 2006, was driven by the benefit of lower raw material costs that exceeded lower pricing ($28 million), higher volumes ($7 million) and the net positive impact of foreign currency translation ($3 million). These benefits were only partially offset by higher R&D and administrative expenses ($8 million) and higher fixed costs of new manufacturing capacity ($3 million). The $64 million increase in PBT for the Carbon Black Business for the first six months of 2007 when compared to the first six months of 2006 was driven by the net impact of higher pricing in the first quarter of 2007 partially offset by lower pricing in the second quarter (net positive impact of $35 million), lower raw material costs ($32 million),  higher volumes ($11 million) and the net positive impact of foreign currency translation ($5 million). These benefits were partially offset by the higher fixed costs of new manufacturing capacity ($9 million), higher R&D and administrative expenses ($6 million) and inventory related charges ($5 million).

Product Line Sales Summary

The following table sets forth sales by product line for the Carbon Black Business for the second quarter and first six months ended March 31, 2007 and 2006:

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
	(Dollars in millions)
Rubber blacks	$346	$346	$697	$644
Performance products	134	117	257	226
Inkjet colorants	13	12	23	23
Superior MicroPowders	—	1	1	2
Total Carbon Black sales	$493	$476	$978	$895

Rubber blacks

During the first six months of 2007 sales in the product line increased due to higher volumes and the positive impact of foreign currency translation. During the second quarter of 2007, volumes grew by 3% when compared to the second quarter of 2006. The increase in volumes was driven by growth in China, Europe and South America. Volumes in North America declined 7% when compared to the second quarter of 2006 and we remain cautious about demand in the region going forward. Although over the first six months of 2007 the product line benefited from higher prices, during the second quarter of 2007 prices on our contracted rubber blacks business decreased, when compared to the second quarter of 2006, as a result of the feedstock related pricing mechanism in our customer contracts.

During the second quarter and first six months of 2007, margins expanded from higher prices in our non-contracted business and the time lag on the feedstock related pricing adjustment in our contracted business. Generally, our carbon black supply contracts provide for a price adjustment on the first day of each quarter to account for changes in feedstock costs and, in some cases, changes in other relevant costs. The feedstock adjustments are based upon the average of a relevant index over a three month period. Because of the need to communicate these adjustments to our customers in a timely manner, the contracts typically provide for the adjustments to be calculated in the month preceding the quarter. Accordingly, the calculation is typically based upon the average of the three months preceding the month in which the calculation is made. For example, the price adjustment applicable to the quarter that commenced on January 1 was calculated in December using the relevant index average during the months of September, October and November. Because of this time lag, the actual feedstock costs impacting our results during the quarter were lower than the costs used to calculate the contract pricing. Accordingly, we recognized a benefit of between $5 million and $7 million during the second quarter of 2007.

During the quarter our new rubber blacks manufacturing capacity in Tianjin, China was fully utilized and we made significant progress in ramping up our new manufacturing capacity in Brazil to begin full commercial utilization.

As previously disclosed, we have global long-term rubber blacks supply contracts with two major tire customers. A portion of the supply arrangements with one of these customers expired by its terms on December 31, 2006. Negotiations for a new supply arrangement with this customer are ongoing, and we continue to sell rubber blacks to this customer.

Performance products

During the second quarter and first six months of 2007 sales in the product line increased due to increased volumes and the positive impact of foreign currency translation. During the second quarter of 2007, volumes increased by 7% when compared to the second quarter of 2006 driven by increases in the plastics segment.

During the second quarter and first six months of 2007, the product line benefited from higher unit margins due to higher prices, favorable product mix and the positive impact of foreign currency translation.

After significant delay, we have received the environmental permits that had delayed construction of a performance products manufacturing unit at our plant in Tianjin, China and construction is proceeding.

Inkjet colorants

Sales in inkjet colorants increased slightly in the second quarter of 2007, when compared to the second quarter of 2006, and were relatively flat in the comparative first six months. During the second quarter of 2007, volumes increased by 7% compared to the second quarter of 2006. Softness in the aftermarket market segment as OEMs continue to put pressure on the aftermarket cartridge manufacturers, increased price and performance competition in the OEM segment of the small office home office market, increased R&D expenses and higher fixed costs of new manufacturing capacity unfavorably impacted the product line in both periods.

During the quarter we increased commercial sales volumes of products for the high-speed inkjet market and are in the process of significantly expanding our current manufacturing capacity to serve this market.

Metal Oxides Business

Segment sales and PBT for the Metal Oxides Business for the second quarter and first six months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
	(Dollars in millions)
Segment sales	$68	$62	$133	$119
Segment PBT	10	5	19	7

Sales increased by $6 million in the Metal Oxides Business in the second quarter of 2007, when compared to the same period of 2006, primarily driven by higher volumes ($5 million) and positive foreign currency translation ($3 million), partially offset by an unfavorable product mix ($1 million). For the first six months of 2007, when compared to the same period in 2006, sales in the Metal Oxides Business increased by $14 million driven primarily by higher volumes ($12 million) and the positive impact of foreign currency translation ($4 million), partially offset by an unfavorable product mix ($2 million).

The $5 million increase in PBT for the Metal Oxides Business in the second quarter of 2007, when compared to the same period in 2006, was driven primarily by higher volumes ($3 million) and lower raw material costs ($1 million). Metal Oxides PBT increased by $12 million in the first six months of 2007, when compared to the first six months of 2006, driven principally by higher volumes ($7 million), lower raw material costs ($5 million) and a postive impact of inventory related charges ($2 million), partially offset by higher fixed costs of new manufacturing capacity ($2 million) and an unfavorable product mix ($2 million).

Product Line Sales Summary

The following table sets forth sales by product line for the Metal Oxides Business for the second quarter and first six months ended March 31, 2007 and 2006:

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
	(Dollars in millions)
Fumed metal oxides	$68	$62	$133	$119
Aerogel	—	—	—	—
Total Metal Oxides sales	$68	$62	$133	$119

Fumed metal oxides

During the second quarter and first six months of 2007, sales were higher when compared to the same periods in 2006 due to higher volumes and the positive impact of foreign currency translation, partially offset by an unfavorable product mix. Volumes increased by 7% compared to the second quarter of 2006, with strength in the silicones and niche market segments more than offsetting declines in the electronics segment. Lower raw material costs at our new manufacturing capacity in China and lower hydrogen costs more than offset higher fixed costs of new capacity and increased R&D and administrative expenses, to increase profitability during the second quarter of 2007 when compared to the second quarter of 2006.

During the quarter we had high utilization of our new fumed silica manufacturing capacity in Jiangxi Province, China.

Aerogel

For the first six months of 2007, we reduced the unfavorable impact of this product line on PBT by approximately $3 million, when compared to the first six months of 2006. During the first six months of 2007 we temporarily ceased production at our facility in Frankfurt, Germany in an effort to reduce costs. We continue to work to meet our business development milestones and anticipate restarting plant operations mid-calendar year to serve increasing demand. The product line continues to market its products for translucent panels in architectural applications, as an insulating material for various applications in the oil and gas insulation market and to actively develop other commercial applications. We believe we have sufficient inventory to meet all customer needs in the near term.

Supermetals Business

Segment sales and PBT for the Supermetals Business for the second quarter and first six months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
	(Dollars in millions)
Segment sales	$53	$67	$130	$160
Segment PBT	(2)	12	14	23

Sales for the Supermetals Business in the second quarter and first six months of 2007 decreased by $14 million and $30 million, respectively, when compared to the same periods in 2006. The decreases in both periods were a result of lower volumes ($10 million in the second quarter comparison and $16 million in the first six months comparison) and lower pricing ($5 million in the second quarter comparison and $15 million in the first six months comparison) due to the transition from contracted to market based sales, which was completed in December 2006.

PBT for the Supermetals Business decreased by $14 million in the second quarter of 2007, when compared to the second quarter of 2006, driven by lower pricing and an unfavorable product mix ($5 million) and lower volumes ($2 million) due to the transition from contracted to market based sales, which was completed in December 2006. Additionally, the timing of certain costs unfavorably impacted the Business by $3 million in the second quarter of 2007, when compared to the same period of 2006. During the second quarter of 2007 we began to experience some impact on market volumes associated with weakness in some segments of the electronics industry. For the first six months of 2007, PBT decreased by $9 million when compared to the first six months of 2006. This decrease was driven by lower pricing ($15 million) and lower volumes ($6 million) from the transition of our fixed supply contracts to market based sales and higher raw material costs ($2 million), partially offset by cost reduction initiatives undertaken in the Business ($16 million).

Specialty Fluids Business

Segment sales and PBT for the Specialty Fluids Business for the second quarter and first six months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
	(Dollars in millions)
Segment sales	$10	$11	$26	$21
Segment PBT	3	4	11	8

Sales in the Specialty Fluids Business decreased by $1 million in the second quarter of fiscal 2007, when compared to the same period in 2006, as an increase in rental volumes during the quarter was more than offset by a decrease in volume of fluid sold. In the first six months of 2007, sales increased by $5 million, when compared to the same period of 2006, due to a significant increase in both rental revenue and volume of fluid sold, primarily as a result of the strong first quarter 2007 results.

The Specialty Fluids Business PBT decreased by $1 million in the second quarter of fiscal 2007 due principally to higher operating costs and selling and administrative expenses, when compared to the same period of 2006. For the first six months of 2007, PBT increased by $3 million, when compared to the same period of 2006, due primarily to the strong results of the first quarter of 2007 when fluid utilization was higher. Our utilization of total available fluid during the second quarter of 2007 was approximately 13%, compared to 14% in the second quarter of 2006. Fluid utilization represents the percentage of our total available fluid inventory that was used during a particular period.

III.   Cash Flow and Liquidity

Overview

Our cash balance increased by $57 million in the first six months of fiscal 2007, from $189 million on September 30, 2006 to $246 million on March 31, 2007. During the same period of fiscal 2006, the cash balance decreased by $78 million, from $181 million on September 30, 2005 to $103 million on March  31, 2006. The following descriptions of the reasons for these changes in our cash balance refer to the various sections of our Consolidated Statements of Cash Flows, which appears in Item 1 of this quarterly report on Form 10-Q.

Cash Flows from Operating Activities

Cash generated by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $173 million in the first six months of fiscal 2007 compared to $22 million in the same period of fiscal 2006. The positive impact was primarily generated from strong net income. Changes in accounts receivable, inventories, accounts payable and accrued liabilities yielded a use of $4 million during the first six months of fiscal 2007, which was $58 million less than the same period of fiscal 2006. Cash flow generated from accounts receivables increased by $50 million year over year due to feedstock related price increases in the first six months of fiscal 2006 which did not recur during the same period in fiscal 2007.

During the first six months of fiscal 2006 working capital changes consumed $62 million. Accounts receivable increased due to higher selling prices. Accounts payable and accrued liabilities decreased due to the timing of certain payments. Inventories declined slightly during the first two quarters of fiscal 2006 driven by reductions in the Supermetals business, but these were offset by an increase in Carbon Black inventories due to escalating feedstock prices.

Potential Operating Cash Activity

Environmental and Litigation Reserves

Cabot has a $12 million reserve for environmental matters as of March 31, 2007 for remediation costs at various environmental sites. These sites are primarily associated with businesses divested in prior years. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. We have an $18 million reserve for respirator claims as of March 31, 2007 and we expect to pay a total of approximately $12 million over the next five years. Additionally, we have recorded a $10 million reserve related to the carbon black antitrust litigation as of March 31, 2007, which could reduce our cash flows in the next twelve months. We have other litigation costs associated with lawsuits arising in the ordinary course of business including claims filed against the Company in connection with certain discontinued operations.

Restructuring

As of March 31, 2007, we have $5 million of total restructuring costs in accrued expenses in the consolidated balance sheet related to our 2006 cost reduction initiatives and our 2004 Altona, Australia closure. We made cash payments of $9 million during the first six months of fiscal 2007 and $9 million in the first six months of fiscal 2006 related to restructuring costs. We expect to make cash payments of $4 million during the remainder of fiscal 2007 related to severance and employee benefits charges and $1 million for site remediation costs related to the closure of our Altona facility. We also expect during fiscal 2007 to complete the sale of land on which the Altona facility was formerly located, resulting in an estimated gain to be between approximately $9 and $12 million (net of transaction costs).

Carbon Black Feedstock Costs

As was our experience during fiscal 2006, an increase in feedstock costs could lead to an increase in our working capital, and thus a use of cash, despite constant physical inventory levels.

Repatriation of Foreign Currency

As of March 31, 2007, we had cash at a Venezuelan subsidiary of approximately $12 million at the official exchange rate. We continue to be concerned about our ability to repatriate this cash as we have not received approval to formally exchange this cash at the official rate. If we are unable to repatriate this cash at the official exchange rate or if the official exchange rate devalues, we may incur additional reductions to our earnings and cash balances.

Cash Flows from Investing Activities

Cash used in investing activities totaled $69 million in the first six months of fiscal 2007 versus $78 million in the same period of fiscal 2006. During the first six months of fiscal 2007 capital spending on property, plant and equipment used $49 million of cash compared to $101 million in the same period for the prior fiscal year. Capital expenditures in fiscal 2007 included the initial expenditures related to the construction of energy centers at three of our carbon black facilities and spending on our new rubber black and performance products facilities in China and new manufacturing unit in Brazil. During the first six months of fiscal 2006 these capital expenditures included the new rubber blacks, performance products and fumed metal oxides facilities in China, capacity expansion in our inkjet colorants product line and the new carbon black manufacturing unit in Brazil. Additionally, during the first six months of fiscal 2006, we purchased the remaining 50% equity interest in Cabot Japan that we did not previously own for $19 million in cash plus other consideration as discussed in our 2006 10-K. Capital expenditures for fiscal 2007 are expected to be approximately $150 million compared to $188 million for the full year of fiscal 2006.

During the first six months of fiscal 2007 we had purchases of $59 million and proceeds of $39 million, from short term investments, which are mainly auction rate securities that we generally reset every twenty-eight days even though their ultimate maturities are 20 years and longer. During the same quarter of fiscal 2006 we had purchases of $20 million and proceeds of $57 million primarily related to these auction rate securities.

Cash Flows from Financing Activities

Cash flows from financing activities consumed $51 million in the first six months of fiscal 2007 as compared to $18 million for the first six months of fiscal 2006. In both years, financing cash flows were primarily driven by changes in our debt position and dividend payments. During the first six months of fiscal 2007 the net cash used was due to $37 million repayments of long-term debt, of which $7 million related to China debt which matured during the first quarter and $30 million of medium term notes which matured in the second quarter of fiscal 2007. In addition, $24 million of dividend payments were made during the first six months. These dividends were partially offset by proceeds from sales of common stock of $8 million, in connection with employee stock option exercises, and net proceeds of $11 million from notes payable and financing arrangements. The primary factors contributing to the use of cash in financing activities during the first six months of fiscal 2006 were the repayments of medium term notes totaling $30 million, mostly offset by $26 million of proceeds in long term debt to finance expansion in China. We borrowed $20 million from our $400 million revolving credit facility for working capital needs in the second quarter of fiscal 2006, which was subsequently repaid. In connection with the Cabot Japan acquisition we assumed $26 million of debt, of which we repaid $18 million as of March 31, 2006. Dividends paid in the first six months of fiscal 2006 were $21 million. We repurchased 86,100 shares of our common stock on the open market for approximately $4 million during the second quarter of fiscal 2007. As of March  31, 2007, there remains available for repurchase approximately 1.5 million shares of common stock under the current Board of Directors authorization.

As of March 31, 2007, our long-term debt obligations totaled $460 million. Our current portion of $18 million includes $14 million of China debt, which matures at various dates over the next twelve months.

We expect cash on hand, cash from operations and present financing arrangements, including Cabot’s unused lines of credit, to be sufficient to meet our additional cash requirements for the next twelve months and the foreseeable future.

Contractual Obligations

Purchase Commitments

We have entered into long-term purchase agreements for various key raw materials in the Carbon Black, Metal Oxides and Supermetals Businesses. The table below includes all of our long-term purchase commitments, including those under the new raw material supply agreements entered into during the second quarter of fiscal 2007:

(Dollars in millions)
2007	$240
2008	257
2009	145
2010	105
2011	94
Thereafter	702
Total future purchase commitments	$1,543

Off-balance sheet arrangements

Cabot has no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements include statements relating to management’s expectations regarding demand for our products; capacity expansion in our inkjet colorants product lines; when we expect to restart manufacturing operations for the aerogel product line and the adequacy of our existing inventory to meet customer demand in the near term; our expected effective tax rate for fiscal year 2007; the amount of charges and payments associated with restructuring and cost reduction initiatives; the amount and timing of payments associated with environmental remediation and respirator claims; the outcome of pending litigation; the amount of capital expenditures for fiscal year 2007; and our ability to meet cash requirements for the foreseeable future.

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

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in the forward-looking statements: lower than expected demand for our products; our inability to participate in the growth in emerging inkjet applications; slower development of a market for our aerogel product line than is currently expected; fluctuations in currency exchange rates; patent rights of others; stock market conditions; the timely commercialization of products under development (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); our ability to successfully implement our cost reduction initiatives and organizational restructurings; demand for our customers’ products; competitors’ reactions to market conditions; the accuracy of the assumptions we used  in establishing a reserve for our share of liability for respirator claims; and the outcome of pending litigation. Other factors and risks are discussed in our 2006 10-K.

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

In September 2006, the FASB issued FAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. FAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end. FAS 158 is effective for the Company for its fiscal year ended September 30, 2007. The Company is continuing to evaluate the impact of FAS 158 on its consolidated balance sheet.

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007, which will be fiscal 2009 for Cabot. The Company is evaluating the impact of FAS 159 on its consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended March 31, 2007 does not differ materially from that discussed under Item 7A of our fiscal 2006 10-K.

Item 4.   Controls and Procedures

As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.   Other Information

Item 1.   Legal Proceedings

Respirator Liabilities

We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. As more fully described in our 2006 10-K, our respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of March 31, 2007, there were approximately 56,000 claimants in pending cases asserting claims against AO in connection with respiratory products. In the third quarter of fiscal year 2003, we recorded a reserve to cover our expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, and, at March 31, 2007, is approximately $18 million (or $28 million on an undiscounted basis).

Carbon Black Antitrust Litigation

Cabot, Phelps Dodge Corporation, Colombian Chemicals Co., Degussa Engineered Carbons, LP, Degussa AG, and Degussa Corporation (the Degussa entities referred to as the “Degussa Defendants,” and all defendants referred to collectively as the “Defendants”) are named Defendants in an antitrust lawsuit pending in federal district court, as more fully described in our 2006 10-K. Cabot and the other Defendants are also the named defendants in antitrust lawsuits pending in several state courts. The plaintiffs in the federal case allege that the Defendants conspired to fix, raise, maintain or stabilize prices for carbon black sold in the United States during a specified period, and the plaintiffs in the state cases assert violations under the applicable state laws for conduct that is similar to what is alleged in the federal case. We believe we have valid defenses to all of these claims and will continue to assert them vigorously. In June 2006, the Defendants in the federal action filed a motion for summary judgment. Arguments on the motion were heard in October 2006, but the court has not issued a decision. In November 2006, the plaintiffs filed a pleading seeking the federal court’s approval of a settlement with the Degussa Defendants. In pleadings filed with the court, the plaintiffs estimated their total damages (subject to trebling) to be approximately $100 million. In March 2007, the federal court approved a settlement with the Degussa Defendants. Based upon recent settlement discussions with the plaintiffs in the federal action, we recorded a reserve of $10 million associated with the federal action in our March 31, 2007 consolidated financial statements.

Beryllium Claims

We are a party to several pending actions in connection with our discontinued beryllium operations. Cabot entered the beryllium industry through an acquisition in 1978. We ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of our former beryllium business was sold to NGK Metals, Inc. in 1986. As more fully described in our 2006 10-K, the actions are pending in several state and federal courts, and involve claims for personal injury, medical monitoring and product liability resulting from alleged contact with beryllium in various ways. In two of the personal injury cases pending in the Pennsylvania State Court of Common Pleas, in March 2007, the court entered an order requiring the parties to participate in mediation. The same court also entered an order requiring final pretrial conferences to be held between November 2007 and February 2008 in all of the currently pending

Pennsylvania state court personal injury and medical monitoring cases. We believe we have valid defenses to all of the beryllium actions and will continue to assert them vigorously. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of the pending beryllium matters.

Boyertown Emission Claims

We have been a defendant in an action in the federal court in Pennsylvania brought by two farmers who claimed damage to their farms over a multi-year period, allegedly associated with emissions from our Boyertown, Pennsylvania facility. In March 2007, Cabot and the plaintiffs reached a resolution, which is reflected in our financial results for the quarter, that resulted in the case being dismissed, subject to the parties finalizing a formal settlement agreement. The formal settlement agreement is expected to be completed during the third quarter of fiscal year 2007.

Other Matters

In fiscal year 2003, the Company initiated a declaratory judgment action in the Massachusetts Superior Court against AVX Corporation seeking among other things a determination that the 2001 supply agreement with AVX (the “2001 Supply Agreement”) is valid and enforceable. In June 2004 the court granted the Company’s partial summary judgment motion regarding these matters. In October 2005, AVX filed an appeal of the Superior Court’s June 2004 decision granting partial summary judgment to Cabot. In March 2007, the Massachusetts Supreme Judicial Court issued a decision upholding the Superior Court’s grant of summary judgment in Cabot’s favor.

In September 2005, AVX filed a separate lawsuit in the Massachusetts Superior Court alleging that Cabot has improperly administered the 2001 Supply Agreement. In particular, AVX claims that Cabot has not provided all of the price relief due to AVX pursuant to “most-favored nation” (“MFN”) pricing provisions in the 2001 Supply Agreement. Discovery in this case is on-going, but to date AVX has claimed that it is owed an additional $28 million in MFN credit. In early April 2007, Cabot and AVX filed cross-motions for summary judgment on two key disputed issues in the litigation. A hearing on the motions took place on May 1, 2007.

There were no material developments during the second quarter of fiscal 2007 in the action filed in March 2004 by AVX against us in the United States District Court for the District of Massachusetts alleging that we violated the federal antitrust laws in connection with the tantalum supply agreement between Cabot and AVX by tying the purchase of one type of tantalum product by AVX to the purchase of other types. We believe that we have valid defenses to all of AVX’s claims against us and will continue to assert them vigorously.

We have various other lawsuits, claims and contingent liabilities arising in the ordinary course of our business, including a number of claims asserting premises liability for asbestos exposure, and in respect of our divested businesses. In our opinion, although final disposition of some or all of these other suits and claims may impact our consolidated financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on our financial position.

Item 1A.   Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2006.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding the Company’s purchases of its equity securities during the second fiscal quarter ended March 31, 2007:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007—January 31, 2007	64,477	$34.39	46,477	1,597,521
February 1, 2007—February 28, 2007	44,100	$42.34	40,100	1,557,421
March 1, 2007—March 31, 2007	10,597	$18.15	2,397	1,555,024
Total	119,174		88,974

(1)                On May 14, 2004, the Company announced publicly that the Board of Directors authorized the Company to repurchase five million shares of the Company’s common stock in the open market or in privately negotiated transactions. The authority does not have a set expiration date. Included in the shares repurchased from time to time by Cabot under this authorization are shares of common stock repurchased from employees at fair market value to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock under the Company’s equity compensation plans. During the second quarter of fiscal 2007, of the 88,974 shares repurchased pursuant to this authorization, 86,100 were repurchased on the open market and 2,874 were repurchased from employees to satisfy tax withholding obligations. The average price paid for those shares was $44.70 and $47.12, respectively. From time to time, the Company also repurchases shares of unvested restricted stock from employees whose employment is terminated before such shares vest. These shares are repurchased pursuant to the terms of the Company’s equity incentive plans and are not included in the shares repurchased under the May 2004 Board authorization. The purchase price for these shares is the employee’s original purchase price for such stock, which under the terms of the Company’s long term incentive compensation program since 1999 has been an amount equal to 30% of the fair market value of such shares on the date of the grant. During the second fiscal quarter, the Company repurchased 30,200 shares pursuant to the terms of its equity incentive plans. The average price per share paid for the forfeited shares was $9.69.

Item 4.   Submission of Matters to a Vote of Security Holders

Cabot held its Annual Meeting of Stockholders on March 8, 2007. There was no solicitation in opposition to management’s nominees as listed in Cabot’s proxy statement and all such nominees were elected to the class of directors whose terms expire in 2010. In addition, the stockholders ratified the appointment of Deloitte & Touche LLP as Cabot’s independent registered public accounting firm for the fiscal year ending September 30, 2007 and approved Cabot’s Short-Term Incentive Compensation Plan. All of the proposals were routine matters and, therefore, there were no broker non-votes. The results of the votes for each of these proposals were as follows:

1.   Election of Directors Whose Terms Expire in 2010:

	FOR	AGAINST	ABSTAIN
Kennett F. Burnes	59,698,160	1,388,176	272,284
John S. Clarkeson	60,319,306	816,459	222,855
Roderick C.G. MacLeod	60,110,666	973,783	274,171
Ronaldo H. Schmitz	60,074,842	988,001	295,777
Shengman Zhang	60,604,345	460,615	293,660

2.   Proposal to Ratify the Appointment of Deloitte & Touche LLP

For:	61,030,558
Against:	96,874
Abstain:	231,188

3.   Proposal to Approve Cabot’s Short-Term Incentive Compensation Plan

For:	57,282,656
Against:	3,899,030
Abstain:	176,933

Item 6.   Exhibits

The following Exhibits are filed herewith:

Exhibit 31.1	Certification of Principal Executive Officer required by
Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act.
Exhibit 31.2	Certification of Principal Financial Officer required by
Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
Exhibit 32	Certifications of the Principal Executive Officer and the Principal
Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit Index

Exhibit No.	Description
Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule15d-14(a)
of the Exchange Act.
Exhibit 31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
of the Exchange Act.
Exhibit 32	Certifications of the Principal Executive Officer and the Principal Financial Officer
pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION
Date: May 10, 2007	By:	/s/ JONATHAN P. MASON
Jonathan P. Mason
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)
Date: May 10, 2007	By:	/s/ JAMES P. KELLY
James P. Kelly
Controller
(Chief Accounting Officer)