Form 10-Q
period 2007-06-30
CABOT CORP
filed 2007-08-09
CIK 16040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2007

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

As of August 2, 2007 the Company had 67,697,561 shares of common stock,

par value $1 per share, outstanding.

CABOT CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Three and Nine Months Ended June 30, 2007 and 2006

UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(In millions, except per share amounts)
Net sales and other operating revenue	$649	$666	$1,941	$1,880
Cost of sales	543	551	1,547	1,574
Gross profit	106	115	394	306
Selling and administrative expenses	56	59	183	176
Research and technical expenses	17	14	49	41
Income from operations	33	42	162	89
Interest and dividend income	3	—	8	3
Interest expense	(8)	(6)	(26)	(19)
Other income (expense)	3	(2)	4	—
Income from continuing operations before income taxes, equity in net income of affiliated companies and minority interest	31	34	148	73
Provision for income taxes	(9)	(8)	(40)	(13)
Equity in net income of affiliated companies, net of tax	3	1	9	8
Minority interest in net income, net of tax	(4)	(2)	(11)	(9)
Income from continuing operations	21	25	106	59
Loss from discontinued operations, net of tax	(1)	—	(1)	—
Income before cumulative effect of a change in accounting principle	20	25	105	59
Income from cumulative effect of a change in accounting principle, net of tax	—	—	—	2
Net income	20	25	105	61
Dividends on preferred stock, net of tax benefit	—	(1)	(1)	(2)
Net income available to common shares	$20	$24	$104	$59
Weighted-average common shares outstanding, in millions:
Basic	61	60	61	60
Diluted	68	69	68	69
Income per common share:
Basic:
Income from continuing operations	$0.33	$0.41	$1.70	$0.95
Loss from discontinued operations	(0.01)	—	(0.01)	—
Income before cumulative effect of a change in accounting principle	$0.32	$0.41	$1.69	$0.95
Income from cumulative effect of a change in accounting principle	—	—	—	0.04
Net income per share—basic	$0.32	$0.41	$1.69	$0.99
Diluted:
Income from continuing operations	$0.31	$0.37	$1.55	$0.85
Loss from discontinued operations	(0.01)	—	(0.01)	—
Income before cumulative effect of a change in accounting principle	$0.30	$0.37	$1.54	$0.85
Income from cumulative effect of a change in accounting principle	—	—	—	0.04
Net income per share—diluted	$0.30	$0.37	$1.54	$0.89
Dividends per common share	$0.18	$0.16	$0.54	$0.48

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED BALANCE SHEETS
ASSETS
UNAUDITED

	June 30, 2007	September 30, 2006
	(In millions)
Current assets:
Cash and cash equivalents	$229	$189
Short-term marketable securities	11	1
Accounts and notes receivable, net of reserve for doubtful accounts of $5 and $6	560	534
Inventories:
Raw materials	140	131
Work in process	93	109
Finished goods	158	139
Other	41	41
Total inventories	432	420
Prepaid expenses and other current assets	74	75
Deferred income taxes	34	36
Total current assets	1,340	1,255
Investments:
Equity affiliates	62	59
Long-term marketable securities and cost investments	3	3
Total investments	65	62
Property, plant and equipment	2,677	2,531
Accumulated depreciation and amortization	(1,713)	(1,567)
Net property, plant and equipment	964	964
Other assets:
Goodwill	34	31
Intangible assets, net of accumulated amortization of $11 and $10	4	5
Assets held for rent	42	40
Deferred income taxes	96	100
Other assets	83	77
Total other assets	259	253
Total assets	$2,628	$2,534

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES & STOCKHOLDERS’ EQUITY
UNAUDITED

	June 30,	September 30,
	2007	2006
	(In millions, except share and per share amounts)
Current liabilities:
Notes payable to banks	$68	$58
Accounts payable and accrued liabilities	398	384
Income taxes payable	28	27
Deferred income taxes	2	2
Current portion of long-term debt	15	34
Total current liabilities	511	505
Long-term debt	437	459
Deferred income taxes	18	20
Other liabilities	295	286
Commitments and contingencies (Note G)
Minority interest	70	68
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value Series B ESOP Convertible Preferred Stock 7.75% Cumulative,
Authorized: 200,000 shares Issued: 49,436 and 55,895 shares	49	56
Outstanding: 32,275 and 38,734 shares (aggregate redemption value of $32 and $39 at $1,000 per share)
Less cost of 17,161 shares of preferred treasury stock	(38)	(38)
Common stock:
Authorized: 200,000,000 shares of $1 par value Issued: 63,934,084 and 63,579,040 shares Outstanding: 63,789,213 and 63,432,651 shares	64	64
Less cost of 144,871 and 146,389 shares of common treasury stock	(5)	(5)
Additional paid-in capital	2	7
Retained earnings	1,230	1,160
Deferred employee benefits	(35)	(38)
Notes receivable for restricted stock	(15)	(20)
Accumulated other comprehensive income	45	10
Total stockholders’ equity	1,297	1,196
Total liabilities and stockholders’ equity	$2,628	$2,534

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 2007 and 2006
UNAUDITED

	2007	2006
	(In millions)
Cash Flows from Operating Activities:
Net income	$105	$61
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	108	92
Deferred tax provision	(3)	(3)
Cumulative effect of a change in accounting principle	—	(2)
Equity in net income of affiliated companies	(9)	(8)
Minority interest in net income	11	9
Non-cash compensation	18	20
Equity affiliate dividend	7	4
Other non-cash items	1	5
Changes in assets and liabilities net of acquisitions:
Accounts and notes receivable	(9)	(67)
Inventories	(7)	55
Prepaid expenses and other current assets	5	(8)
Accounts payable and accrued liabilities	(4)	10
Income taxes payable	(1)	(28)
Other liabilities	(2)	(25)
Other	2	—
Cash provided by operating activities	222	115
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(81)	(144)
Acquisition of interest in equity affiliate	—	(19)
Proceeds from sales of property, plant and equipment	2	8
Increase in assets held for rent	(3)	(2)
Purchases of marketable securities	(95)	(20)
Proceeds from maturity of marketable securities	85	57
Cash used in investing activities	(92)	(120)
Cash Flows from Financing Activities:
Borrowings under financing arrangements	45	18
Repayments under financing arrangements	(36)	(7)
Repayments of long-term debt	(42)	(43)
Proceeds from long-term debt	5	33
Decrease in notes payable to banks, net	(2)	(4)
Repayments of debt related to Cabot Japan KK	—	(21)
Proceeds from cash contribution received from minority interest shareholders	—	2
Proceeds from sales of common stock	10	7
Purchases of common stock(1)	(33)	(8)
Cash dividends paid to minority interest stockholders	(12)	(7)
Cash dividends paid to stockholders	(35)	(32)
Proceeds from restricted stock loan repayments	4	2
Cash used in financing activities	(96)	(60)
Effect of exchange rate changes on cash	6	(2)
Increase (decrease) in cash and cash equivalents	40	(67)
Cash and cash equivalents at beginning of period	189	181
Cash and cash equivalents at end of period	$229	$114

(1)                As of June 30, 2007, the Company had $5 million of unsettled purchases of common stock.

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended June 30, 2007
(In millions, except shares in thousands)
UNAUDITED

								Notes
	Preferred Stock,		Common Stock,					Receivable	Accumulated
	Net of Treasury		Net of Treasury		Additional		Deferred	for	Other	Total	Total
	Stock		Stock		Paid-in	Retained	Employee	Restricted	Comprehensive	Stockholders’	Comprehensive

	Shares	Cost	Shares	Cost	Capital	Earnings	Benefits	Stock	Income	Equity	Income
Balance at September 30, 2006	39	$ 18	63,433	$ 59	$ 7	$ 1,160	$ (38)	$ (20)	$ 10	$ 1,196
Net income						105					105
Foreign currency translation adjustment									30		30
Change in unrealized gain on derivative instruments									5		5
Other comprehensive income											35
Comprehensive income										140	$ 140
Common dividends paid						(34)				(34)
Issuance of stock under employee compensation plans, net of forfeitures			235	—	9					9
Amortization of share-based compensation					18					18
Purchase and retirement of common and treasury stock			(825)	(1)	(38)					(39)
Preferred stock conversion	(7)	(7)	946	1	6					—
Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit						(1)				(1)
Principal payment by Employee Stock Ownership Plan under guaranteed loan							3			3
Notes receivable for restricted stock—payments and forfeitures								5		5
Balance at June 30, 2007	32	$ 11	63,789	$ 59	$ 2	$ 1,230	$ (35)	$ (15)	$ 45	$ 1,297

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

The financial information submitted in this Form 10-Q is unaudited and reflects all adjustments that are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 2007 and 2006. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

Certain amounts in the fiscal 2006 cash flow presentation have been reclassified to conform to the fiscal 2007 cash flow presentation as follows:

	Nine Months Ended June 30, 2006
	As previously reported	As reclassified
Cash flows from operating activities
Minority interest in net income	$—	$9
Other non-cash items	14	5
Equity affiliate dividend	—	4
Other	4	—
Total	$18	$18
Cash flows from financing activities
Borrowings under financing arrangements	$—	$18
Repayments under financing arrangements	—	(7)
Increase (decrease) in notes payable to banks, net	7	(4)
Total	$7	$7

B.   Significant Accounting Policies

Revenue Recognition

Cabot derives most of its revenues from the sale of rubber blacks, performance products, fumed metal oxides, tantalum and related products, and from the rental and sale of cesium formate. Revenue from product sales is typically recognized when the product is shipped, and title and risk of loss have passed to the customer. Revenue from the rental of cesium formate is recognized throughout the rental period based on contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. Other operating revenues, which represent less than ten percent of total revenues, include tolling, servicing and royalties for licensed technology.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
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

The Company offers certain of its customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction of sales at the time revenue is recognized based on historical experience. Rebates are estimated and recorded based primarily on historical experience and contractual obligations. These underlying assumptions are modified to reflect changes in facts and circumstances as appropriate.

Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price in accordance with Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs.” Shipping and handling costs are included in cost of sales.

Cabot maintains allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both a historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the three and nine months ended June 30, 2007 and 2006 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

Financial Instruments

Cabot’s financial instruments consist primarily of cash and cash equivalents, short-term and long-term debt, and derivative instruments. The carrying values of Cabot’s financial instruments approximate fair value with the exception of long-term debt, which is generally recorded at face value, except for a portion that has been designated with a derivative instrument as subject to a fair value hedge. The fair values of derivative instruments are based on quoted market prices. Derivative financial instruments are used to manage certain of Cabot’s foreign currency and interest rate exposures, which exist as part of the Company’s on-going business operations. Cabot does not enter into financial instruments for speculative purposes, nor does Cabot hold or issue any financial instruments for trading purposes. Derivative financial instruments are accounted for in accordance with Financial Accounting Standard (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FAS No. 138, “Accounting for Derivative Instruments and Hedging Activites” and related interpretations (“FAS 133”), and are measured and recorded at fair value on the consolidated balance sheets. Cabot formally documents the relationships between hedging instruments and hedged items, as well as its risk management objective.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
UNAUDITED

Hedge accounting is followed for derivatives that have been designated and qualify as fair value, cash flow or net investment hedges. For fair value hedges, the Company records in the current period earnings (i) changes in the fair value of highly effective derivatives and (ii) changes in the fair value of the hedged liabilities that are attributable to the hedged risks. For cash flow hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported in other comprehensive income and changes in the fair value of the ineffective portion are reported in current period earnings. For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in other comprehensive income while changes in the ineffective portion are reported in current period earnings. The gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying item. From time to time, the Company may enter into certain derivative instruments that may not be designated as hedges under FAS 133. Although these derivatives do not qualify for hedge accounting, Cabot believes that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in current period earnings.

C.   Share-Based Compensation

The Company recognized the full impact of its share-based compensation plans in the consolidated statements of income for the three and nine months ended June 30, 2007 and 2006 under FAS No. 123(R), “Share-Based Payments”, and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. The following table presents share-based compensation expenses included in the accompanying consolidated statements of income:

	Three months ended June 30		Nine months ended June 30
	2007	2006	2007	2006
	(Dollars in millions)
Cost of sales	$2	$2	$6	$7
Selling and administrative expenses	3	3	11	10
Research and technical expenses	—	1	1	2
Share-based compensation expense before tax	$5	$6	$18	$19

D.   Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the nine months ended June 30, 2007 are as follows:

	Carbon Black Business	Metal Oxides Business	Total
	(Dollars in millions)
Balance at September 30, 2006	$21	$10	$31
Foreign currency translation adjustment	2	1	3
Balance at June 30, 2007	$23	$11	$34

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
UNAUDITED

As required by FAS No. 142, “Goodwill and Other Intangibles,” (“FAS No. 142”) impairment tests are performed at least annually. The Company performed its annual FAS No. 142 impairment assessment as of March 31, 2007 and determined that there was no impairment.

Cabot does not have any indefinite-lived intangible assets. At June 30, 2007 and September 30, 2006, Cabot had $4 million and $5 million of finite-lived intangible assets, respectively. Intangible assets are amortized over their estimated useful lives, which range from two to fifteen years, with a weighted average period of ten years. Amortization relative to these intangibles is expected to aggregate to less than $1 million per year over the next five years.

E.   Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended June 30
	2007		2006		2007		2006
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$1	$2	$2	$1	$1	$—	$—	$—
Interest cost	2	3	2	3	1	1	1	1
Expected gain on plan assets	(2)	(3)	(3)	(2)	—	—	—	—
Recognized loss	—	—	—	1	—	—	1	—
Amortization of actuarial (gain) loss	—	1	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	(1)	—
Net periodic benefit cost	$1	$3	$1	$3	$2	$1	$1	$1

	Nine Months Ended June 30
	2007		2006		2007		2006
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$3	$5	$5	$4	$2	$—	$2	$—
Interest cost	6	9	5	8	4	1	4	1
Expected gain on plan assets	(7)	(8)	(8)	(7)	—	—	—	—
Recognized loss	—	—	—	3	—	—	2	—
Amortization of actuarial (gain) loss	—	2	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	(1)	—	(1)	—
Net periodic benefit cost	$2	$8	$2	$8	$5	$1	$7	$1

F.   Restructuring

Closure of Waverly, WV Carbon Black Facility

In June 2007, Cabot announced that it would close its carbon black manufacturing facility in Waverly, West Virginia. The decision to close the facility was driven by changes in the North American tire manufacturing industry. Site operations are expected to cease by the middle of calender year 2008. The

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
UNAUDITED

total charges related to closing the plant are expected to be approximately $22 million, which includes an anticipated net gain on the sale of land where the facility is located. This gain is expected to be less than $1 million. The $22 million includes approximately $2 million for severence and employee benefits, $17 million for accelerated depreciation of the facility assets and $3 million for demolition of the facility. All the charges associated with closing the plant are related to the rubber blacks and performance products product lines. As of June 30, 2007, Cabot has recorded $3 million of these charges, which were primarily associated with accelerated depreciation of the facility assets, and expects to record an additional $5 million of charges during the remainder of fiscal 2007. The Company anticipates that the remaining $14 million of charges will be recorded over the next two fiscal years in connection with the closure, demolition and site remediation. The Company expects to make cash payments of $3 million and $2 million in fiscal 2008 and 2009, respectively.

Cost Reduction Initiatives

In September 2006, Cabot announced a global restructuring plan principally aimed at reducing the fundamental cost structure of its rubber blacks and performance products product lines. These initiatives include streamlining the Company’s sales, manufacturing, technical service and certain functional groups through a workforce reduction. Implementation began in September 2006 and has been substantially completed. The total number of employees impacted by the cost reductions was approximately 130, with the majority having left the Company by September 30, 2006.

During the third quarter of fiscal 2007, due partly to ongoing weakness in the Supermetals Business, the decision was made to terminate the employment of eight employees in that Business. This resulted in a charge of less than $1 million for severance and related benefits during the three months ended June 30, 2007.

All charges associated with these actions have been recorded in accordance with FAS No. 112, “Employers’ Accounting for Postemployment Benefits” or FAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”, as appropriate. Cabot expects to make cash payments related to these charges of approximately $2 million and less than $1 million during the remainder of fiscal 2007 and in fiscal 2008, respectively.

Details of this restructuring activity and the related reserve during the three months ended June 30, 2007 are as follows:

Severance And Employee Benefits
(Dollars in millions)
Reserve at March 31, 2007	$4
Charges	—
Cash Paid	(2)
Reserve at June 30, 2007	$2

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
UNAUDITED

Details of this restructuring activity and the related reserve during the nine months ended June 30, 2007 are as follows:

Severance And Employee Benefits
(Dollars in millions)
Reserve at September 30, 2006	$9
Charges	4
Cash Paid	(11)
Reserve at June 30, 2007	$2

Closure of Altona, Australia Carbon Black Facility

In October 2004, Cabot initiated a plan to shut down its Altona, Australia carbon black manufacturing facility due to an indication by Cabot’s raw materials supplier that it would cease supply in September 2005, as well as the decline of the carbon black business in Australia. Production at this facility ceased on October 3, 2005. Through June 30, 2007, Cabot has recorded charges associated with this restructuring of approximately $28 million, which is expected to be partly offset by gains on the sale of the land where the facility was located. The gain on the sale of the land has not yet been reflected in the consolidated statement of income. All charges associated with this restructuring are related to the rubber blacks and performance products product lines and have been recorded in the consolidated statements of income since October 2004. No further material charges are expected related to this restructuring. The Company has $1 million of reserves remaining which is expected to be paid during fiscal 2008 in connection with the final remediation and restoration of the property.

Total Restructuring

As of June 30, 2007, the reserve balances for the cost reduction initiatives and the Altona, Australia plant closing are included in accrued expenses in the accompanying consolidated balance sheets.

Restructuring costs were recorded in the consolidated statements of income for the three and nine months ended June 30, 2007 and 2006 as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
	(Dollars in millions)
Net sales and other operating revenue	$—	$—	$—	$1
Cost of sales	(3)	(1)	(7)	(3)
Selling and administrative expense	—	—	(1)	(2)
Total	$(3)	$(1)	$(8)	$(4)

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
UNAUDITED

G.   Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements for various key raw materials in the Carbon Black, Metal Oxides and Supermetals Businesses. The table below includes all of the Company’s long-term purchase commitments, including new agreements entered into during the third quarter of fiscal 2007:

(Dollars in millions)
2007	$254
2008	288
2009	156
2010	107
2011	97
Thereafter	703
Total future purchase commitments	$1,605

Contingencies

Cabot is a defendant or potentially responsible party in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Liabilities

As of June 30, 2007 and September 30, 2006, Cabot had approximately $12 million and $13 million, respectively, reserved for environmental matters primarily related to divested businesses. These reserves represent Cabot’s best estimate of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. At June 30, 2007, $4 million of the $12 million reserved for the environmental matters are recognized on a discounted basis and are being accreted up to the undiscounted liability through interest expense over the expected cash flow period. Cash payments related to these liabilities were $1 million and $3 million, respectively, for the three and nine months ended June 30, 2007.

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. As more fully described in the Company’s 2006 10-K, Cabot’s respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of June 30, 2007, there were approximately 55,000 claimants in pending cases asserting claims against AO in connection with respiratory products. In

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
UNAUDITED

the third quarter of fiscal 2003, Cabot recorded a reserve to cover the Company’s expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2049, and, at June 30, 2007, is approximately $18 million (or $28 million on an undiscounted basis). Cash payments related to this liability were $1 million in both the three and nine months ended June 30, 2007.

Carbon Black Antitrust Litigation

Cabot, Phelps Dodge Corporation, Colombian Chemicals Co., Degussa Enginerred Carbons, LP, Degussa AG and Degussa Corporation (the “Defendants”) are named Defendants in a class action antitrust lawsuit pending in U.S. Federal District Court for the District of Massachusetts. As more fully described in the 2006 10-K, the plaintiffs in the federal case allege that the Defendants conspired to fix, raise, maintain or stabilize prices for carbon black sold in the United States during a specified period. Based on settlement discussions with the plaintiffs in this federal action, Cabot recorded a reserve of $10 million associated with this action in its March 31, 2007 consolidated financial statements. The reserve was unchanged as of June 30, 2007. In June 2007, Cabot agreed to settle the federal class action for $10 million. The settlement received preliminary approval from the federal court in July 2007 and Cabot made a $10 million settlement payment, which is being held in escrow pending final court approval of the settlement. A hearing regarding final approval is scheduled for September 2007.

Cabot and the other Defendants are also the named Defendants in class action antitrust lawsuits pending in several state courts brought by purported classes of indirect purchasers of carbon black and in a single federal case brought by a party that did not join the federal class action. The plaintiffs in the state cases assert violations under the applicable state laws for conduct that is similar to what was alleged in the federal case. Cabot believes it has valid defenses to all of these claims and will continue to assert them vigorously.

Beryllium Claims

Cabot is a party to several pending actions in connection with its discontinued beryllium operations. Cabot entered the beryllium industry through an acquisition in 1978. The Company ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of its former beryllium business was sold to NGK Metals, Inc. in 1986. As more fully described in the 2006 10-K, the actions are pending in several state and federal courts, and involve claims for personal injury, medical monitoring and product liability resulting from alleged contact with beryllium in various ways. During the third quarter of fiscal 2007, Cabot participated in court-ordered mediation discussions with the parties in two of the personal injury cases pending in the Pennsylvania State Court of Common Pleas. Settlements have been reached in both of these cases. Cabot recorded a reserve of less than $1 million in its June 30, 2007 consolidated financial statements for the settlement of these two actions. In March 2007, the Pennsylvania Court of Common Pleas entered an order requiring final pretrial conferences to be held between November 2007 and February 2008 in all of the currently pending Pennsylvania state court personal injury and medical monitoring cases. Cabot believes it has valid defenses to all of the beryllium actions and will continue to assert them vigorously. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of the pending beryllium matters. As a result of that indemnity obligation, NGK has participated with Cabot in many of the beryllium settlements.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
UNAUDITED

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

Guarantee Agreements

Cabot has provided certain indemnities pursuant to which it may be required to make payments to an indemnified party in connection with certain transactions and agreements. In connection with certain acquisitions and divestitures, Cabot has provided routine indemnities with respect to such matters as environmental, tax, insurance, product and employee liabilities. In connection with various other agreements, including service and supply agreements, Cabot may provide routine indemnities for certain contingencies and routine warranties. Cabot is unable to estimate the maximum potential liability for these types of indemnities as a maximum obligation is not explicitly stated in most cases and the amounts, if any, are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be reasonably estimated. The duration of the indemnities varies, and in many cases is indefinite. Cabot has not recorded any liability for these indemnities in its consolidated financial statements, except as otherwise disclosed above under “Contingencies.”

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
UNAUDITED

H.   Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
	(In millions, except per share amounts)
Basic EPS:
Income available to common shares (numerator)	$20	$24	$104	$59
Weighted average common shares outstanding	64	63	64	63
Less: contingently issuable shares(1)	(3)	(3)	(3)	(3)
Adjusted weighted average common shares (denominator)	61	60	61	60
Income from continuing operations	$0.33	$0.41	$1.70	$0.95
Loss per share from discontinued operations	(0.01)	—	(0.01)	—
Income per share from cumulative effect of a change in accounting principle	—	—	—	0.04
Net income per share—basic	$0.32	$0.41	$1.69	$0.99
Diluted EPS:
Income available to common shares	$20	$24	$104	$59
Dividends on preferred stock, net of tax benefit(2)	—	1	1	2
Income available to common shares plus assumed conversions (numerator)	$20	$25	$105	$61
Adjusted weighted average common shares outstanding	61	60	61	60
Effect of dilutive securities:
Assumed conversion of preferred stock(3)	5	6	5	6
Common shares issuable(4)(5)	2	3	2	3
Adjusted weighted average shares (denominator)	68	69	68	69
Income from continuing operations	$0.31	$0.37	$1.55	$0.85
Loss per share from discontinued operations	(0.01)	—	(0.01)	—
Income per share from cumulative effect of a change in accounting principle	—	—	—	0.04
Net income per share—diluted	$0.30	$0.37	$1.54	$0.89

(1)                 Represents outstanding restricted stock issued under Cabot’s equity incentive plans.

(2)                 Represents dividends paid on preferred stock that would not be paid on the common stock issued upon conversion of the preferred stock.

(3)                 Represents the shares of common stock that would be issued upon conversion of the preferred stock.

(4)                 Represents incremental shares for the assumed vesting of outstanding restricted stock and exercise of stock options outstanding under Cabot’s equity incentive plans.

(5)                 For the three months ended June 30, 2007 no options to purchase shares of common stock were excluded in the calculation of diluted earnings per share. For the nine months ended June 30, 2007, options to purchase 39,400 shares of common stock were excluded from the calculation of diluted earnings per share because those options’ exercise prices were greater than the average market price of Cabot common stock during the relevant period. For the three and nine months ended June 30, 2006, options to purchase 107,600 shares of common stock were excluded from the calculations of diluted earnings per share because those options’ exercise prices were greater than the average market price of Cabot common stock during the relevant period.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
UNAUDITED

I.   Financial Information by Segment

Cabot is organized into four reportable segments: the Carbon Black Business, the Metal Oxides Business, the Supermetals Business, and the Specialty Fluids Business. The following table provides financial information by segment for the three and nine months ended June 30, 2007 and 2006:

	Carbon Black	Metal Oxides	Supermetals	Specialty Fluids	Segment Total	Unallocated and Other (1)	Consolidated Total
	(Dollars in millions)
Three months ended June 30, 2007
Net sales and other operating revenues(2)	$506	$67	$48	$16	$637	$12	$649
Income (loss) before taxes(3)	$25	$9	$—	$7	$41	$(10)	$31
Three months ended June 30, 2006
Net sales and other operating revenues(2)	$514	$66	$66	$12	$658	$8	$666
Income (loss) before taxes(3)	$23	$6	$9	$5	$43	$(9)	$34
Nine months ended June 30, 2007
Net sales and other operating revenues(2)	$1,484	$200	$178	$42	$1,904	$37	$1,941
Income (loss) before taxes(3)	$136	$28	$14	$18	$196	$(48)	$148
Nine months ended June 30, 2006
Net sales and other operating revenues(2)	$1,409	$185	$226	$33	$1,853	$27	$1,880
Income (loss) before taxes(3)	$70	$13	$32	$13	$128	$(55)	$73

(1)                 Unallocated and Other includes certain items and eliminations that are not allocated to the operating segments. Management does not consider these items necessary for an understanding of the operating results of these segments and such amounts are excluded in the segment reporting to the Chief Operating Decision Maker.

(2)                 Net sales and other operating revenues for the Carbon Black Business include 100% of sales from one equity affiliate, which is eliminated through Unallocated and Other. Unallocated and Other also includes royalties paid by equity affiliates and external shipping and handling fees. Net sales and other operating revenues for Unallocated and Other includes:

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
	(Dollars in millions)
Equity affiliate sales	$(11)	$(11)	$(29)	$(28)
Royalties paid by equity affiliates	3	2	10	7
Shipping and handling fees and other	20	17	56	48
Total	$12	$8	$37	$27

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
UNAUDITED

(3)                 Income (loss) before taxes for Unallocated and Other includes:

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
	(Dollars in millions)
Interest expense	$(8)	$(6)	$(26)	$(19)
Certain items and other expense, net(a)	(2)	(1)	(17)	(27)
Equity in net income of affiliated companies	(3)	(1)	(9)	(8)
Foreign currency transaction gains (losses)(b)	3	(1)	4	(1)
Total	$(10)	$(9)	$(48)	$(55)

(a)                  Certain items and other expense, net, includes investment income, and certain other items that are not included in segment profit before taxes (“PBT”). Certain items for the third quarter of fiscal 2007 includes a charge of $1 million for environmental reserves and $3 million of restructuring charges as discussed in Note F. Certain items for the first nine months of fiscal 2007 includes charges of $6 million for environmental reserves and a legal settlement, as well as a $10 million reserve related to the carbon black antitrust litigation. Additionally, certain items for the first nine months of fiscal 2007 include $8 million for restructuring initiatives as discussed in Note F. Certain items for the third quarter of fiscal 2006 include $1 million for restructuring charges as discussed in Note F and $1 million for cost reduction initiatives in the Supermetals Business. Certain items for the first nine months of fiscal 2006 include $4 million for restructuring charges, $27 million related to the Sons of Gwalia settlement payment and $4 million of cost reduction initiatives in the Supermetals Business.

(b)                 Net of other foreign currency risk management activity.

The Carbon Black Business is primarily comprised of the rubber blacks, performance products and inkjet colorants product lines as well as the business development activities of Superior MicroPowders. The revenues from each of these product lines are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
	(Dollars in millions)
Rubber blacks	$351	$367	$1,048	$1,011
Performance products	142	134	399	360
Inkjet colorants	13	12	36	35
Superior MicroPowders	—	1	1	3
Total Carbon Black Sales	$506	$514	$1,484	$1,409

The Metal Oxides Business is primarily comprised of the fumed metal oxides (including fumed silica and fumed alumina and dispersions thereof) and aerogel product lines. The revenues were primarily from the fumed metal oxides product line.

J.   Discontinued Operations

During the third quarter of fiscal 2007, Cabot recorded a charge of less than $1 million for legal settlements in connection with the Company’s discontinued operations. Cabot did not have income or charges related to discontinued operations during the third quarter of fiscal 2006.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
UNAUDITED

K.   Newly Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair-value measurements have on earnings. The primary areas in which the Company uses fair value measures are valuing pension plan assets and liabilities, valuing hedge-related derivative financial instruments, allocating purchase price to the assets and liabilities of acquired companies, and evaluating long-term assets for potential impairment. FAS 157 does not require any new fair value measurements. FAS 157 is effective for the Company beginning October 1, 2008. The Company does not expect the adoption of FAS 157 to have an impact on its consolidated financial statements.

In September 2006, the FASB issued FAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation (“PBO”), in its consolidated balance sheets. FAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end. As a result of the effective dates of FAS 158, Cabot will adopt this new guidance in two parts: (1) as of September 30, 2007 the Company will adopt the balance sheet impact of reflecting the funded status of the plan using the current June 30 measurement date; and (2) as of September 30, 2009 the Company will adopt the impact of using its September 30 fiscal year-end measurement date instead of the current June 30 interim measurement date. The Company is in the process of finalizing its 2007 pension and postretirement plan assumptions, including discount rates, census data and other variables. Accordingly, Cabot’s best estimate of the September 30, 2007 balance sheet impact on the funded status is based on applying the first part of FAS 158 to the Company’s 2006 pension and postretirement plans funded status. This best estimate indicates that the Company will record an amount not to exceed $50 million, which will be recorded during the fourth quarter of fiscal 2007 in accumulated other comprehensive income. The Company is continuing to evaluate the September 30, 2009 impact of the adoption of the change in measurement date related to the second part of FAS 158 on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its consolidated financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether or not to file a return in a particular jurisdiction. Under this new guidance, the consolidated financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. This guidance also revises disclosure requirements and introduces a prescriptive annual, tabular roll-forward of unrecognized tax benefits. FIN 48 is effective for annual periods beginning after December 15, 2006, which will be fiscal 2008 for Cabot. The Company is evaluating the impact of FIN 48 on its consolidated financial statements.

CABOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
UNAUDITED

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

L.   Subsequent Event

On July 20, 2007, all of the Company’s outstanding shares of Series B ESOP Convertible Preferred Stock were converted into shares of the Company’s common stock. As each share of Series B ESOP Preferred Stock was convertible into 146.3782 shares of common stock, 32,095.384 preferred shares were converted into 4,698,064.538 common shares during the fourth quarter of fiscal 2007. This conversion will not change the Company’s diluted EPS as all preferred shares are considered converted for purposes of the diluted EPS calculation. However, it will decrease the Company’s basic EPS due to the increase in common shares outstanding. If the conversion had been effective at the beginning of the third quarter fiscal 2007, April 1, 2007, it would have decreased basic EPS by $0.02 and $0.04 per share for the three and nine months ended June 30, 2007, respectively.

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

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and other economic information on both an historical and prospective basis. Additionally, we estimate sales returns based on historical trends in our customers’ product returns. While bad debt write-offs and product returns have not been significant historically, if there is a deterioration of a major customer’s credit-worthiness, actual defaults are higher than our previous experience or actual returns do not reflect historical trends, our estimates of the recoverability of the amounts due to us would be refined, which may reduce our earnings.

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $88 million and $76 million higher as of June 30, 2007 and September 30, 2006, respectively. The LIFO method of determining cost of inventory could lead at times to significant fluctuations on our gross margin. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.

We periodically review inventory for potential obsolescence. In this review, we make assumptions about the future demand for and market value of the inventory and based on these assumptions, we estimate the amount of any obsolete, unmarketable or slow moving inventory. We write down our inventories for estimated obsolescence or unsaleable inventory by an amount equal to the difference between the cost of inventory and the estimated market value. In cases where the market value of inventories is below cost, the inventory is adjusted to its market value. Historically, such write-downs have not been significant. If actual market conditions are less favorable than those projected by management at the time of the assessment, however, additional inventory write-downs may be required, which could reduce our gross profit and our earnings.

Share-based Compensation

Since October 1, 2005, we have followed the methodology set forth in FAS No. 123 (R), “Share-Based Payments” (“FAS 123 (R)”), using the modified prospective approach to account for all of our stock-based awards. Historically, we have issued significantly more shares of restricted stock than stock options under our equity compensation plans. Restricted stock awards, whether accounted for under FAS 123 (R) or the previous standard, Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” generally result in a charge to the consolidated statement of income. Accordingly, the impact of FAS 123 (R) on our comparative results over a period of years is not significant. The fair value of restricted stock is based on intrinsic value at the grant date and is recognized as expense over the service period, which generally represents the vesting period.

We use the Black-Scholes option-pricing model to calculate the fair value of stock options issued under our equity compensation plans. In determining the fair value of stock options, we make a variety of assumptions and estimates, including discount rates, forfeiture rates, volatility measures, expected yields and expected option lives. Changes to such assumptions and estimates can result in different fair values and could therefore impact our earnings. Such changes would not impact our cash flows.

Goodwill and Other Intangible Assets

We perform an impairment test for goodwill at least annually and when events or changes in business circumstances indicate that the carrying value may not be recoverable. To test whether an impairment exists, the fair value of the applicable reporting unit is estimated based on discounted cash flows. The calculation of fair value is sensitive to both the estimated future cash flows and the discount rate applied to those cash flows. The assumptions used to estimate the discounted cash flows are based on management’s best estimates about selling prices, production and sales volume, costs, future growth rates, capital expenditures and market conditions over an estimate of the remaining operating period at the reporting unit. The discount rate is based on the weighted average cost of capital that is determined by evaluating the risk-free rate of return, cost of debt and expected equity premiums. If an impairment exists, a loss to write down the value of goodwill to its implied fair value is recorded. While this would have no direct impact on our cash flows, it would reduce our earnings.

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

All derivatives are recognized on the consolidated balance sheets at fair value. The changes in the fair value of derivatives are recorded in either earnings or other comprehensive income, depending on whether or not the instrument is designated as part of a hedge transaction and, if designated as part of a hedge transaction, the type of hedge transaction. The gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period.

In accordance with our risk management strategy, we may enter into certain derivative instruments that may not be designated as hedges for hedge accounting purposes. Although these derivatives do not qualify for hedge accounting, we believe that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. We record in earnings the gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges.

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

We compute our recorded obligations in accordance with generally accepted accounting principles in the United States. Under such principles, if actual results differ from what is projected, the differences are generally accumulated and amortized over future periods and could therefore affect the recognized expense and recorded obligation in such future periods. However, cash flow requirements may be different from the amounts of expense that are recorded in the consolidated financial statements.

Asset Retirement Obligations

We account for asset retirement obligations in accordance with FAS No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”) and Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). Pursuant to FAS 143, companies are required to estimate incremental costs for special handling, removal and disposal costs of materials that may or will give rise to conditional asset retirement obligations (“AROs”) and then discount the expected costs back to the current year using a credit adjusted risk-free rate. FIN 47 clarified that ARO liabilities and costs must be recognized when the timing and/or settlement can be reasonably estimated. If it is unclear when, or if, an ARO will be triggered, companies are required to use probability weightings for possible timing scenarios to determine the amounts that should be recognized in the company’s financial statements.

The estimation of AROs is subject to a number of inherent uncertainties including: (a) the timing of when any ARO may be incurred, (b) the ability to accurately identify and reasonably estimate the costs of all materials that may require special handling or treatment, (c) the ability to assess the relative probability of different scenarios that could give rise to an ARO, and (d) other factors outside a company’s control, including changes in regulations, costs and interest rates.

AROs have not been recognized for certain of the Company’s facilities because either the fair value cannot be reasonably estimated due to an indeterminable settlement date of the obligation, or the Company currently does not have a legal obligation associated with the retirement of those facilities. As such, actual costs and the timing of such costs may vary significantly from the estimates considered by the Company, which could, in turn, impact our earnings.

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

The most significant reserves that we have established are for environmental remediation and respirator litigation claims. Additionally, as of June 30, 2007 we had a $10 million reserve related to the carbon black antitrust litigation. As of June 30, 2007, we had $12 million reserved for various environmental matters. The amount accrued reflects our assumptions about remediation requirements at the contaminated sites, the nature of the remedies, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites and the number and financial viability of other potentially responsible parties. A portion of the reserve for environmental matters is recognized on a discounted basis, which requires the use of an estimated discount rate and estimates of future cash flows associated with the liability. These liabilities can be affected by the availability of new information, changes in the assumptions on which the accruals are based, unanticipated government enforcement action or changes in applicable government laws and regulations, which could result in higher or lower costs.

As of June 30, 2007, we also had $18 million accrued for respirator liability claims. Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of other parties who contribute to the settlement of respirator claims, and (viii) a determination that our interpretation of the contractual obligations on which we have estimated our share of liability is inaccurate. While we believe the current best estimate is recorded, we cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

Income Taxes

Our business operations are global in nature and we are subject to taxes in numerous jurisdictions. Tax laws and tax rates vary substantially in these jurisdictions and are subject to change given the political and economic climate in those countries. For example, our estimated tax rate for 2007 assumes that a certain portion of our consolidated net income will be secured from China and that our tax holiday in China continues under recently enacted China tax law changes. We file our tax returns in accordance with our interpretations of each jurisdiction’s tax laws. At the beginning of each fiscal year we forecast our estimated annual income by jurisdiction to compute an effective tax rate to be applied to our consolidated interim results. This is adjusted as more information comes to our attention during the course of the year. In the event that actual results are significantly different from these estimates, our provision for income taxes could be significantly impacted. For example, a 1% change in the effective tax rate would change income tax expense for the nine months ended June 30, 2007 by approximately $1 million.

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

Additionally, in accordance with FAS 109 we have established valuation allowances against a variety of deferred tax assets, including net operating loss carry-forwards, foreign tax credits, and other income tax credits. Valuation allowances take into consideration our ability to use these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. Changes in our operations, domestically and internationally, could impact our ability to utilize these tax attributes in the future. The release of valuation allowances in periods when these tax attributes become realizable would reduce our effective tax rate.

Restructuring Activities

Our consolidated financial statements detail specific charges relating to restructuring activities as well as the actual spending that has occurred against the resulting accruals. Our restructuring charges are estimates based on our preliminary assessments of (1) severance benefits to be granted to employees that are based on known benefit formulas and identified job grades, (2) costs to abandon certain facilities and (3) asset impairments as discussed above under “Valuation of Long-Lived Assets.” Because these accruals are estimates, they are subject to change as a result of deviations from initial restructuring plans or if new information comes to our attention, which would then be reflected in our consolidated financial statements.

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

Overview

During the third quarter of 2007 we were unfavorably impacted by several key factors:

•       Carbon black feedstock costs during the quarter were significantly higher than in the prior two quarters of fiscal year 2007. This increase caused the cost of our inventory purchases, and subsequent charges to cost of sales, to increase during the quarter. At the same time, revenues that we received from our rubber blacks contracted customers were unfavorably impacted by lower pricing because the prices charged reflected feedstock costs of prior periods, which were much lower. Therefore, during the quarter there was an unfavorable difference between pricing and feedstock costs. This dynamic between feedstock costs and contract pricing adjustments causes fluctuations in operating results when there is volatility in feedstock costs.

•       The recent slowdown in certain segments of the electronics market unfavorably impacted the Supermetals Business. This  slowdown, combined with the expiration of our fixed price, fixed volume supply contracts, significantly reduced profitability when compared to the third quarter of fiscal year 2006.

•       Weakness in the inkjet aftermarket segment continued. This weakness more than offset volume increases in the high speed market segment to unfavorably impact overall volumes in the product line.

On the positive side, several businesses experienced strong underlying demand during the quarter. Carbon black demand outside of North America was quite strong, particularly in emerging markets where we have been expanding our capacity. Fumed metal oxides experienced increased volumes in both the silicones and niche segments, enabled by our capacity expansion in China. This growth more than offset weakness in the electronics segment that was principally related to inventory drawdowns at a key customer. Finally, the Specialty Fluids Business had very strong performance during the quarter.

Third Quarter and First Nine Months Fiscal Year 2007 versus Third Quarter and First Nine Months Fiscal
Year 2006—Consolidated

Net Sales and Gross Profit

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
	(Dollars in millions)
Net sales and other operating revenues	$649	$666	$1,941	$1,880
Gross profit	106	115	394	306

The $17 million decline in net sales in the third quarter of 2007 from the same period in 2006 was due primarily to lower pricing and unfavorable product mix, principally in the Carbon Black Business, ($27 million combined), $11 million of revenue related to a subsidiary’s transportation of feedstock for third parties during the third quarter of 2006 that did not recur in the same period in 2007 and lower volumes ($4 million), partially offset by the positive impact of foreign currency translation ($19 million) and an increase in unallocated and other revenue as detailed in Note I of the Consolidated Financial Statements ($4 million). For the first nine months of 2007, the $61 million increase in net sales when compared to the first nine months of 2006 was driven by the positive impact of foreign currency translation ($57 million), higher volumes ($33 million) and an increase in unallocated and other revenue as detailed in Note I of the Consolidated Financial Statements ($10 million), partially offset by lower pricing and an unfavorable product mix, principally in the Carbon Black and Supermetals Businesses, ($15 million combined), and $25 million of revenue related to a subsidiary’s transportation of feedstock for third parties during the first nine months of 2006 that did not recur in the same period in 2007.

Gross margin was 16% in the third quarter of 2007 compared to 17% in the same period in 2006. From a margin perspective, the revenue decreases noted above and $3 million of restructuring charges that were recorded in the consolidated statement of income as cost of sales, were partially mitigated by lower raw material costs compared to the third quarter of 2006. For the first nine months of 2007 gross margin was 20% compared to 16% in the same period in 2006. The $88 million increase in gross profit was primarily a result of the substantial increase in revenues coupled with lower raw material costs compared to the same period of 2006.

Selling and Administrative Expenses

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
	(Dollars in millions)
Selling and administrative expenses	$56	$59	$183	$176

Selling and administrative expenses decreased by $3 million in the third quarter of fiscal 2007 when compared to the third quarter of 2006 driven primarily by the favorable impact of cost reduction initiatives announced at the end of fiscal year 2006. During the quarter, $1 million of charges related to environmental reserves were recorded in the consolidated statement of income as selling and administrative expenses for the third quarter of 2007. For the first nine months of 2007, selling and administrative expenses were $7 million higher than in the same period of 2006 due to the $10 million reserve related to the carbon black antitrust litigation, partially offset by the current period benefit of various cost reduction initiatives announced in 2006.

Research and Technical Expenses

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
	(Dollars in millions)
Research and technical expenses	$17	$14	$49	$41

Research and technical expenses increased by $3 million in the third quarter of 2007 and by $8 million in the first nine months of 2007, when compared with the same periods of 2006. The increase in both periods was primarily the result of increased spending in our inkjet colorants product line and Superior MicroPowders.

Interest Expense

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
	(Dollars in millions)
Interest expense	$8	$6	$26	$19

Interest expense for the third quarter of 2007 increased by $2 million compared to the third quarter of 2006 primarily due to increased borrowing in China and lower interest expense in 2006, due to the capitalization of interest in 2006 related to our new manufacturing facilities in China and the expansion of our existing facility in Brazil. For the first nine months of 2007, the $7 million increase in interest expense was primarily due to foreign currency appreciation on our interest paid in Euros and lower interest expense in 2006, due to the capitalization of interest related to our new manufacturing facilities in China and expansion of our existing manufacturing facility in Brazil. We recently announced our intention to expand our carbon black manufacturing capacity in China, for which we expect to capitalize interest over the coming year.

Other Income (Expense)

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
	(Dollars in millions)
Other income (expense)	$3	$(2)	$4	$—

Other income (expense) increased by $5 million in the third quarter of fiscal 2007 and by $4 million in the first nine months of fiscal 2007 when compared to the same periods of 2006. The increase in both periods is primarily due to the positive impact of foreign currency translation.

Effective Tax Rate

Income tax expense for the third quarter and first nine months of fiscal 2007 was $9 million and $40 million compared to $8 million and $13 million for the third quarter and first nine months of 2006, respectively.

On a quarterly basis, we calculate an annual estimated effective tax rate and apply it to our income for the quarter before discrete items. The tax impact of discrete items is then added to arrive at the income tax expense for the quarter. Discrete items include unusual and infrequently occurring items such as the sale of a business and changes in previously estimated tax liabilities resulting from quarter events such as a tax law change or resolution of a tax dispute.

In the third quarter of 2007, our effective tax rate was 27% before discrete items. Our actual tax rate for net income was 31%, after including a $1 million charge related to a recently enacted change in the Spanish statutory tax rate. For the third quarter of 2006, our effective tax rate was 34% before discrete items. Our actual tax rate for net income was 22% after including a $3 million benefit related to the permanent reinvestment of certain non-US earnings.

We are currently under audit by the Internal Revenue Service for tax years 2003 and 2004 and are under audit in a number of jurisdictions outside of the U.S. It is likely that one or more of these audits will be resolved in fiscal 2007, which may impact our actual tax rate going forward. We expect our effective tax rate for 2007 to be between 26% and 28%, before discrete items.

Discontinued Operations

During the third quarter of fiscal 2007, we recorded a charge of less than $1 million for legal settlements in connection with our discontinued operations. We did not have income or charges related to discontinued operations during the third quarter of fiscal 2006.

Net Income

We reported net income for the third quarter and first nine months of 2007 of $20 million ($0.30 per diluted common share) and $105 million ($1.54 per diluted common share), respectively, compared to net income of $25 million ($0.37 per diluted common share) and $61 million ($0.89 per diluted common share) in the same periods of 2006. The following earnings per share summary highlights the after-tax impact of certain items described below and the cumulative effect of a change in accounting principle from the implementation, in fiscal 2006, of the share-based compensation standard (FAS 123 (R)):

	Three Months Ended June 30		Nine Months Ended June 30
Amounts per Diluted Common Share	2007	2006	2007	2006
Certain items:
Carbon black antitrust reserve	$—	$—	$(0.09)	$—
Environmental reserves/settlement	(0.01)	—	(0.07)	—
Restructuring initiatives-Global	—	—	(0.04)	—
Restructuring initiatives-Altona	—	(0.01)	(0.01)	(0.04)
Restructuring initiatives- Waverly, West Virginia	(0.03)	—	(0.03)	—
Cost reduction initiatives	—	(0.01)	—	(0.04)
Gwalia settlement payment	—	—	—	(0.25)
Total certain items	$(0.04)	$(0.02)	$(0.24)	$(0.33)
Discontinued operations	(0.01)	—	(0.01)	—
Cumulative effect of a change in accounting principle	$—	$—	$—	$0.04

Third quarter and First Nine Months Fiscal Year 2007 versus Third quarter and First Nine Months Fiscal Year 2006—By Business Segment

The following discussion of our results includes information on our four reportable segments and product line sales, and segment operating profit before taxes (“PBT”). We use segment PBT to measure our consolidated operating results and to assess segment performance. This discussion has been prepared on a basis consistent with segment reporting as outlined in Note I of the Consolidated Financial Statements. When explaining the changes in our PBT period on period, we use several terms. The term “fixed costs” means fixed manufacturing costs, including utilities. The term “inventory related charges” means differences attributable to items such as (i) inventory obsolescence and valuation reserves;  (ii) utilization variances; and (iii) other increases or decreases in costs associated with the production of inventory. The term “product mix” refers to the various types and grades, or “mix”, of products sold by a particular business or product line during the quarter, and the positive or negative impact of that mix on the variable margin and profitability of the business or product line.

Total segment PBT, certain items, other unallocated items and income from operations before income taxes for the three and nine months ended June 30, 2007 and 2006 are set forth in the table below. The details of certain items are explained in Note I of our Consolidated Financial Statements. Certain items are not included in segment PBT.

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
	(Dollars in millions)
Total segment PBT	$41	$43	$196	$128
Certain items	(4)	(2)	(24)	(35)
Other unallocated items	(6)	(7)	(24)	(20)
Income from operations before income taxes	$31	$34	$148	$73

The $2 million decrease in total segment PBT in the third quarter of 2007, when compared to the same period of 2006, relates primarily to the unfavorable impact of lower pricing relative to raw material costs, principally as a result of the time lag associated with the feedstock related pricing adjustments in our rubber blacks contracts (net unfavorable impact of $5 million) and higher manufacturing related costs ($7 million), partially offset by the favorable impact of inventory related charges ($7 million) and lower selling and administrative expenses ($2 million). For the first nine months of 2007, total segment PBT increased by $68 million driven primarily by lower raw material costs ($62 million), higher volumes ($19 million), the positive impact of foreign currency translation ($6 million) and the positive impact of inventory related charges ($5 million). These factors were partially offset by lower pricing and an unfavorable product mix, principally in the Supermetals Business as a result of the transition from contracted to market based sales ($18 million combined impact) and higher fixed costs associated with our recent capacity expansions in our Carbon Black and Metal Oxides Businesses ($3 million).

The details of other unallocated items are shown below and in Note I of our Consolidated Financial Statements. These items are not included in segment PBT.

Other Unallocated Items:

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
	(Dollars in millions)
Interest expense	$(8)	$(6)	$(26)	$(19)
Equity in net income of affiliated companies	(3)	(1)	(9)	(8)
Foreign currency transaction gains (losses)	3	(1)	4	(1)
Other unallocated income	2	1	7	8
Total other unallocated items	$(6)	$(7)	$(24)	$(20)

Carbon Black Business

Segment sales and PBT for the Carbon Black Business for the third quarter and first nine months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
	(Dollars in millions)
Segment sales	$506	$514	$1,484	$1,409
Segment PBT	25	23	136	70

The $8 million decrease in sales for the Carbon Black Business between the third quarter of 2007 and the third quarter of 2006 was driven primarily by lower pricing ($27 million), principally from the feedstock related pricing adjustments in our rubber blacks contracts, and $11 million of revenue related to a subsidiary’s transportation of feedstock in the third quarter of 2006 that did not recur in the same period of 2007. These negative factors were partially offset by the positive impact of foreign currency translation, principally the Euro ($18 million) and higher volumes ($11 million). The $75 million increase in sales for the Carbon Black Business in the first nine months of 2007 compared to the same period in 2006 was driven primarily by the positive impact of foreign currency translation, principally the Euro ($53 million), and higher volumes ($49 million), partially offset by $25 million of revenue related to a subsidiary’s transportation of feedstock for third parties in the first nine months of 2006 that did not recur in the same period of 2007. During the first nine months of 2007, lower pricing from feedstock related pricing adjustments in our rubber blacks contracts was offset by higher pricing and favorable product mix in other portions of our Carbon Black Business.

The $2 million increase in PBT for the Carbon Black Business in the third quarter of 2007, when compared to the third quarter of 2006, was driven primarily by higher volumes ($3 million), lower selling and administrative expenses ($3 million) and the positive impact of inventory related charges ($8 million) as we reduced inventory in the third quarter of 2006 more than in the same period of 2007. These factors were partially offset by the unfavorable difference between selling prices and raw material costs associated principally with the timing of the feedstock related pricing adjustments in our rubber blacks contracts (a net unfavorable impact of $3 million) and an increase in fixed costs due to several one time business related charges in the third quarter of 2007 combined with higher fixed costs of new capacity ($8 million combined). The $66 million increase in PBT for the Carbon Black Business for the first nine months of 2007, when compared to the first nine months of 2006, was primarily driven by the favorable difference in the first and second quarters of 2007 between selling prices and raw material costs associated with the feedstock related pricing adjusments in our rubber blacks contracted business (a net favorable impact of $63 million), higher volumes in emerging markets where we have increased capacity, partially offset by lower volumes in North America (a net favorable impact of $15 million), the positive impact of foreign currency translation, principally the Euro ($4 million) and the positive impact of inventory related charges ($4 million). These positive factors were partially offset by higher fixed costs primarily related to new capacity ($17 million) and higher selling and administrative expenses ($2 million). Although foreign currency translation had a significant positive impact on selling prices and thus sales for both the third quarter and first nine months of 2007, the impact on PBT is lessened because foreign currency translation similarly increased costs during those periods.

During the first nine months of 2007 we invested approximately $30 million in the Carbon Black Business reporting segment related to new business development efforts. This amount includes total spending in Superior MicroPowders and Cabot Elastomer Composites, and research and development expenses in the inkjet colorants and performance products product lines.

Product Line Sales Summary

The following table sets forth sales by product line for the Carbon Black Business for the third quarter and first nine months ended June 30, 2007 and 2006:

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
	(Dollars in millions)
Rubber blacks	$351	$367	$1,048	$1,011
Performance products	142	134	399	360
Inkjet colorants	13	12	36	35
Superior MicroPowders	—	1	1	3
Total Carbon Black sales	$506	$514	$1,484	$1,409

Rubber blacks

During the third quarter of 2007 sales decreased when compared to the third quarter of 2006. A 4% increase in volumes and the positive impact of foreign currency translation were more than offset by lower pricing, principally from the feedstock related pricing adjustments on our contracted business. For the first nine months of 2007, sales increased as stronger volumes and the positive impact of foreign currency translation more than offset lower pricing associated with the feedstock related pricing adjustments on our contracted business.

Generally, our rubber blacks supply contracts provide for a price adjustment on the first day of each quarter to account for changes in feedstock costs and, in some cases, changes in other relevant costs. The feedstock adjustments are based upon the average of a relevant index over a three month period. Because of the need to communicate these adjustments to our customers in a timely manner, the contracts typically provide for the adjustments to be calculated in the month preceding the quarter. Accordingly, the calculation is typically based upon the average of the three months preceding the month in which the calculation is made. For example, the price adjustment applicable to the quarter that commenced on April 1 was calculated in March using the relevant index average during the months of December, January and February. Because of this time lag, the actual feedstock costs impacting our results during the third quarter were higher than the costs used to calculate the contract pricing. On an absolute basis we were unfavorably impacted by $8 million from the contract related time lag during the third quarter of fiscal 2007. During the first nine months of 2007, unit margins increased compared to the same period of 2006 as the benefits associated with this contract time lag during the first two quarters more than offset the unfavorable impact in the third quarter.

During the third quarter of 2007 we announced our intention to expand capacity at our carbon black facility in Tianjin, China with the construction of two additional rubber blacks units, which will increase the capacity of our plant to 250,000 metric tons. We intend to complete the construction over the coming 15 months for commissioning in early fiscal year 2009.

As previously disclosed, we have global long-term rubber blacks supply contracts with two major tire customers. A portion of the supply arrangements with one of these customers expired by its terms on December 31, 2006. During the third quarter of 2007 we entered into a new long-term supply agreement for that portion with this customer, which was effective January 1, 2007.

Performance products

During the third quarter of 2007 sales increased by $8 million when compared to the third quarter of 2006. A 2% decrease in total volumes was more than offset by the positive impact of foreign currency translation, an improved product mix, with stronger sales in the masterbatch segment, and higher prices. During the third quarter of 2007, unit margins improved when compared to the same quarter of 2006 driven by higher prices, an improved product mix, the favorable impact of foreign currency translation and relatively flat raw material costs.

For the first nine months of 2007 sales increased by $39 million due to improved product mix, the positive impact of foreign currency translation and volume growth. Unit margins improved during the first nine months of 2007 due primarily to improved pricing, a shift in product mix away from low end segments and products and the favorable impact of foreign currency translation, while raw material costs have been relatively flat.

Inkjet colorants

Sales in inkjet colorants increased slightly in both the third quarter and first nine months of 2007, when compared to the same periods of 2006, as lower volumes principally in the aftermarket market segment were more than offset by an improved product mix. The product line continues to be unfavorably impacted by softness in the aftermarket market segment as OEMs put pressure on the aftermarket cartridge manufacturers. Additionally, improved ink efficiencies in both the OEM and aftermarket segments have unfavorably impacted demand in the SOHO market. Ink efficiency is the ability of a cartridge manufacturer to use a lesser volume of ink to achieve the same number of pages printed per cartridge. Higher costs associated with new capacity and increases in research and development expenses impacted the business in both the third quarter and first nine months of 2007, when compared to the same periods of 2006.

Volumes sold to the high speed inkjet market segment increased during the third quarter of 2007 as our manufacturing unit for these pigments operated near its designed capacity during the quarter. We anticipate that the expansion of our current manufacturing unit will be commissioned at the end of the fourth quarter of 2007, enabling continued volume growth in this segment.

Metal Oxides Business

Segment sales and PBT for the Metal Oxides Business for the third quarter and first nine months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
	(Dollars in millions)
Segment sales	$67	$66	$200	$185
Segment PBT	9	6	28	13

Sales increased by $1 million in the Metal Oxides Business in the third quarter of 2007, when compared to the third quarter of 2006, driven primarily by the positive impact of foreign currency translation and higher volumes, partially offset by an unfavorable product mix. For the first nine months of 2007, when compared to the same period in 2006, sales in the Metal Oxides Business increased by $15 million driven primarily by higher volumes ($13 million) and the positive impact of foreign currency translation ($6 million), partially offset by an unfavorable product mix ($3 million).

The $3 million increase in PBT for the Metal Oxides Business in the third quarter of 2007, when compared to the same period in 2006, was driven primarily by lower average raw material costs ($2 million). Metal Oxides PBT increased by $15 million in the first nine months of 2007, when compared to the first nine months of 2006, driven principally by higher volumes ($8 million), lower average raw material costs ($7 million), the positive impact of inventory related charges ($2 million) and the positive impact of foreign currency translation ($1 million). These factors were partially offset by an unfavorable product mix ($2 million) and increased fixed costs associated with new capacity ($2 million).

During the first nine months of 2007 we invested approximately $17 million in the Metal Oxides Business reporting segment related to new business development efforts. This amount includes total spending in our aerogel product line and research and development expenses in fumed metal oxides.

Product Line Sales Summary

The following table sets forth sales by product line for the Metal Oxides Business for the third quarter and first nine months ended June 30, 2007 and 2006:

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
	(Dollars in millions)
Fumed metal oxides	$66	$65	$199	$184
Aerogel	1	1	1	1
Total Metal Oxides sales	$67	$66	$200	$185

Fumed metal oxides

During the third quarter and first nine months of 2007, sales were higher, when compared to the same periods in 2006, as higher volumes and the positive impact of foreign currency translation, partially offset an unfavorable product mix. Volumes increased by 1% compared to the third quarter of 2006, as strength in the silicones and niche market segments more than offset weakness in the electronics segment due to an inventory drawdown at a key customer. In both the third quarter and first nine months of 2007, these higher volumes, lower average feedstock costs and lower hydrogen costs were the primary drivers of improved performance. Higher fixed costs and increased selling and administrative expenses were partially offset by strong plant utilization in both periods.

Aerogel

In the first quarter of 2007 we temporarily ceased production at our facility in Frankfurt, Germany in an effort to reduce costs. We anticipate restarting plant operations in mid-August as we have largely expended our existing inventories.

Supermetals Business

Segment sales and PBT for the Supermetals Business for the third quarter and first nine months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
	(Dollars in millions)
Segment sales	$48	$66	$178	$226
Segment PBT	—	9	14	32

Sales for the Supermetals Business in the third quarter and first nine months of 2007 decreased by $18 million and $48 million, respectively, when compared to the same periods in 2006. The decreases in both periods were a result of lower volumes ($18 million in the third quarter comparison and $34 million in the first nine months comparison) and lower pricing and unfavorable product mix ($2 million combined for the third quarter comparison and $16 million combined for the first nine months comparison). These lower volumes and prices were primarily due to the transition from contracted to market based sales, which was completed in December 2006, magnified by recent weakness in some segments of the electronics market.

The $9 million decline in PBT for the Supermetals Business in the third quarter of 2007, when compared to the third quarter of 2006, was driven by lower volumes ($5 million), higher average ore costs ($3 million) and lower pricing and unfavorable product mix ($2 million combined). The lower volumes and prices were principally due to the transition from contracted to market based sales, which was completed in December 2006, magnified by recent weakness in some segments of the electronics market. These negative factors were partially offset by lower fixed manufacturing costs ($1 million). For the first nine months of 2007, PBT decreased by $18 million when compared to the first nine months of 2006. This decline was driven by lower pricing and unfavorable product mix ($17 million combined) and lower volumes ($11 million), primarily resulting from the transition from contracted to market based sales. Additionally, the Business was unfavorably impacted by higher raw material costs ($8 million), when compared to the first nine months of 2007. Partially offsetting these negative factors were lower fixed manufacturing costs ($17 million) and lower selling and administrative and research and technical expenses ($4 million combined) from cost reduction efforts undertaken in 2006.

Specialty Fluids Business

Segment sales and PBT for the Specialty Fluids Business for the third quarter and first nine months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
	(Dollars in millions)
Segment sales	$16	$12	$42	$33
Segment PBT	7	5	18	13

The $4 million and $9 million increases in sales in the Specialty Fluids Business in the third quarter and first nine months of fiscal 2007, respectively, when compared to the same periods in 2006 were driven primarily by strong rental revenues.

The $2 million and $5 million increases in PBT in the Specialty Fluids Business between the third quarter and first nine months of fiscal 2007, respectively, and the same periods of 2006 were due principally to higher rental revenues, partially offset by higher marketing expenses aimed at increasing the use of our fluid in operations beyond the North Sea. Our utilization of total available fluid during the third quarter of 2007 increased significantly to 19%, compared to 9% in the third quarter of 2006. Fluid utilization represents the percentage of our total available fluid inventory that was utilized during a particular period.

III.   Cash Flow and Liquidity

Overview

Our cash balance increased by $40 million in the first nine months of fiscal 2007, from $189 million on September 30, 2006 to $229 million on June 30, 2007. During the same period of fiscal 2006, the cash balance decreased by $67 million, from $181 million on September 30, 2005 to $114 million on June 30, 2006. The following descriptions of the reasons for these changes in our cash balance refer to the various sections of our Consolidated Statements of Cash Flows, which appears in Item 1 of this quarterly report on Form 10-Q.

Cash Flows from Operating Activities

Cash generated by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $222 million in the first nine months of fiscal 2007 compared to $115 million in the same period of fiscal 2006. The positive cash flow was primarily generated from strong net income. While there were no significant working capital movements in 2007, cash flows in 2006 were (i) negatively impacted by an increase in receivables attributable to feedstock related price increases; and (ii) favorably impacted by inventory reductions in the Supermetals and Carbon Black segments, where we had initiatives to reduce finished product and raw material inventory quantities to offset the escalation in the feedstock costs.

Potential Operating Cash Activity

Environmental and Litigation Reserves

Cabot has a $12 million reserve for environmental matters as of June 30, 2007 for remediation costs at various environmental sites. These sites are primarily associated with businesses divested in prior years. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. We have an $18 million reserve for respirator claims as of June 30, 2007 and we estimate total payments of approximately $12 million over the next five years. Additionally, a $10 million reserve related to the carbon black federal class action antitrust lawsuit was recorded during the second quarter of fiscal 2007. In June 2007, we agreed to settle this litigation for $10 million. The settlement received preliminary approval from the federal court in July 2007, and we made a $10 million payment, which is being held in escrow pending final court approval of the settlement. A hearing regarding final approval is scheduled for September 2007. We have other litigation costs associated with lawsuits arising in the ordinary course of business including claims filed against the Company in connection with certain discontinued operations.

Restructuring

As of June 30, 2007, we have $3 million of total restructuring costs in accrued expenses in the consolidated balance sheet related to our 2006 cost reduction initiatives and our Altona, Australia plant closure. We made cash payments of $11 million during the first nine months of fiscal 2007 related to restructuring costs. We expect to make cash payments related to these restructuring activities for $2 million during the remainder of fiscal 2007 and for $3 million and $2 million during fiscal 2008 and 2009, respectively.

We also expect in the near future to complete the sale of land on which the Altona facility was formerly located, resulting in an estimated gain between approximately $9 and $12 million (net of transaction costs). We have $1 million of reserves remaining which is expected to be paid during fiscal 2008 in connection with the final remediation and restoration of the property.

Carbon Black Feedstock Costs

As was our experience during fiscal 2006, an increase in feedstock costs could lead to an increase in our cash requirements. While such increased costs are generally recovered through higher selling prices, there is a period of several months between when cash is paid for inventory purchases and when it is received for subsequent sales. This can lead to temporary uses of working capital.

Repatriation of Foreign Currency

As of June 30, 2007, we had cash at a Venezuelan subsidiary of approximately $11 million which has been translated at the official exchange rate. We continue to be concerned about our ability to repatriate this cash as we have not received approval to formally exchange this cash at the official rate. If we are unable to repatriate this cash at the official exchange rate or if the official exchange rate devalues, we may incur additional reductions to our earnings and cash balances.

Cash Flows from Investing Activities

Cash used in investing activities totaled $92 million in the first nine months of fiscal 2007 versus $120 million in the same period of fiscal 2006. During the first nine months of fiscal 2007 capital spending on property, plant and equipment used $81 million of cash compared to $144 million in the same period for the prior fiscal year. Capital expenditures in fiscal 2007 included the initial expenditures related to the construction of energy centers at three of our carbon black facilities and spending on our new rubber black and performance products facilities in China and new manufacturing unit in Brazil. During the first nine months of fiscal 2006 these capital expenditures included the new rubber blacks, performance products and fumed metal oxides facilities in China, capacity expansion in our inkjet colorants product line and the new carbon black manufacturing unit in Brazil. Additionally, during the first nine months of fiscal 2006, we purchased the remaining 50% equity interest in Cabot Japan that we did not previously own for $19 million in cash plus other consideration as discussed in our 2006 10-K. Capital expenditures for fiscal 2007 are expected to be approximately $140 million compared to $188 million for the full year of fiscal 2006.

During the first nine months of fiscal 2007 we had purchases of $95 million and proceeds of $85 million, from short term investments, which are mainly auction rate securities that generally reset every twenty-eight days even though their ultimate maturities are 20 years and longer. During the same quarter of fiscal 2006 we had purchases of $20 million and proceeds of $57 million primarily related to these auction rate securities.

Cash Flows from Financing Activities

Cash flows from financing activities consumed $96 million in the first nine months of fiscal 2007 as compared to $60 million for the first nine months of fiscal 2006. In both years, financing cash flows were primarily driven by changes in our debt position, dividend payments and stock repurchase. During the first nine months of fiscal 2007 the net cash used was due to $42 million of repayments of long-term debt, of which $11 million related to China debt which matured or was refinanced during the first first nine months of fiscal 2007 and $30 million of medium term notes which matured in the second quarter of fiscal 2007. In addition, $35 million of dividend payments were made during the first nine months. These dividends were partially offset by proceeds from sales of common stock of $10 million in connection with employee stock option exercises and net proceeds of $7 million from notes payable and financing activities. The primary factors contributing to the use of cash in financing activities during the first nine months of fiscal 2006 were the repayments of debt that matured totaling $43 million, primarily in the U.S. and Japan, mostly offset by $33 million of proceeds in long term debt to finance expansion in China. In the third quarter of 2006 we repaid the $20 million temporary borrowing from our revolving credit facility that occurred in the previous quarter. In connection with the Cabot Japan acquisition we assumed $26 million of debt, of which we repaid $21 million as of June 30, 2006. Dividends paid in the first nine months of fiscal 2006 were $32 million.

During the third quarter of fiscal 2007, we repurchased 467,500 shares of our common stock on the open market for a total cost of $22 million, of which $5 million was paid after the end of the quarter. As of June 30, 2007, approximately 4.5 million shares of common stock remain available for repurchase under the current Board of Directors’ authorization.

Additionally, we entered into a $5 million loan agreement with the Commonwealth of Pennsylvania related to waste water improvements at one of our sites. We drew down $1 million in the third quarter of 2007 against that agreement.

As of June 30, 2007, our long-term debt obligations totaled $452 million. Our current portion of $15 million includes $11 million of China debt, which matures at various dates over the next twelve months.

We expect cash on hand, cash from operations and present financing arrangements, including Cabot’s unused lines of credit, to be sufficient to meet our additional cash requirements for the next twelve months and the foreseeable future.

Contractual Obligations

Purchase Commitments

We have entered into long-term purchase agreements for various key raw materials in the Carbon Black, Metal Oxides and Supermetals Businesses. The table below includes all of our long-term purchase commitments, including those under the new agreements entered into during the third quarter of fiscal 2007:

(Dollars in millions)
2007	$254
2008	288
2009	156
2010	107
2011	97
Thereafter	703
Total future purchase commitments	$1,605

Off-balance sheet arrangements

Cabot has no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements include statements relating to management’s expectations regarding demand for our products; capacity expansion in our Carbon Black Business; when we expect to restart manufacturing operations for the aerogel product line; our expected effective tax rate for fiscal year 2007; the amount and timing of charges and payments associated with restructuring and cost reduction initiatives; the amount and timing of payments associated with environmental remediation and respirator claims; the outcome of pending litigation; the amount of capital expenditures for fiscal year 2007; our estimate of the impact of the adoption of FAS 158 on our September 30, 2007 consolidated balance sheet; and our ability to meet cash requirements for the foreseeable future.

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

IV.   Newly Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair-value measurements have on earnings. The primary areas in which the Company uses fair value measures are valuing pension plan assets and liabilities, valuing hedge-related derivative financial instruments, allocating purchase price to the assets and liabilities of acquired companies, and evaluating long-term assets for potential impairment. FAS 157 does not require any new fair value measurements. FAS 157 is effective for the Company beginning October 1, 2008. We do not expect the adoption of FAS 157 to have an impact on our consolidated financial statements.

In September 2006, the FASB issued FAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation (“PBO”), in its consolidated balance sheets. FAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end. As a result of the effective dates of FAS 158, we will adopt this new guidance in two parts: (1) as of September 30, 2007 we will adopt the balance sheet impact of reflecting the funded status of the plan using the current June 30 measurement date; and (2) as of September 30, 2009 we will adopt the impact of using our September 30 fiscal year-end measurement date instead of the current June 30 interim measurement date. We are in the process of finalizing our 2007 pension and postretirement plan assumptions, including discount rates, census data and other variables. Accordingly, our best estimate of the September 30, 2007 balance sheet impact on the funded status is based on applying the first part of FAS 158 to our 2006 pension and post retirement plans funded status. This best estimate indicates that we will record an amount not to exceed $50 million, which will be recorded during the fourth quarter of fiscal 2007 in accumulated other comprehensive income. We are continuing to evaluate the September 30, 2009 impact of the adoption of the change in measurement date related to the second part of FAS 158 on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its consolidated financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether or not to file a return in a particular jurisdiction. Under this new guidance, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. This guidance also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of unrecognized tax benefits. FIN 48 is effective for annual periods beginning after December 15, 2006, which will be fiscal 2008 for Cabot. We are evaluating the impact of FIN 48 on our consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007, which will be fiscal 2009 for Cabot. We are evaluating the impact of FAS 159 on its consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended June 30, 2007 does not differ materially from that discussed under Item 7A of our fiscal 2006 10-K.

Item 4.   Controls and Procedures

As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.   Other Information

Item 1.   Legal Proceedings

Respirator Liabilities

We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. As more fully described in our 2006 10-K, our respirator liabilities involve claims for personal injury, including asbestosis and silicosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of June 30, 2007, there were approximately 55,000 claimants in pending cases asserting claims against AO in connection with respiratory products. In the third quarter of fiscal year 2003, we recorded a reserve to cover our expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, and, at June 30, 2007, is approximately $18 million (or $28 million on an undiscounted basis).

Carbon Black Antitrust Litigation

Cabot, Phelps Dodge Corporation, Colombian Chemicals Co., Degussa Engineered Carbons, LP, Degussa AG, and Degussa Corporation are named defendants in a class action antitrust lawsuit pending in U.S. Federal District Court for the District of Massachusetts. As more fully described in our 2006 10-K, the plaintiffs in the federal case allege that the Defendants conspired to fix, raise, maintain or stabilize prices for carbon black sold in the United States during a specified period. In June 2007, Cabot agreed to settle the federal class action lawsuit. Cabot’s share of the settlement was $10 million. The settlement received preliminary approval from the federal court in July 2007 and we made a $10 million settlement payment, which is being held in escrow pending final court approval of the settlement. A hearing regarding final approval is scheduled for September, 2007.

Cabot and the other Defendants are also the named defendants in class action antitrust lawsuits pending in several state courts brought by purported classes of indirect purchasers of carbon black. The plaintiffs in the state cases assert violations under the applicable state laws for conduct that is similar to what was alleged in the federal case. In addition to the suits pending in state courts, one federal case brought by a party that did not join the federal class action remains pending. We believe we have valid defenses to all of these claims and will continue to assert them vigorously.

Beryllium Claims

We are a party to several pending actions in connection with our discontinued beryllium operations. Cabot entered the beryllium industry through an acquisition in 1978. We ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of our former beryllium business was sold to NGK Metals, Inc. in 1986. As more fully described in our 2006 10-K, the actions are pending in several state and federal courts, and involve claims for personal injury, medical monitoring and product liability resulting from alleged contact with beryllium in various ways. During the third quarter of fiscal 2007, we participated in court-ordered mediation discussions with the parties in two of the personal injury cases pending in the Pennsylvania State Court of Common Pleas. Settlements have been reached in both of these cases. In March, 2007, the Pennsylvania State Court of Common Pleas entered an order requiring final pretrial conferences to be held between November 2007 and February 2008 in all of the currently pending Pennsylvania state court personal injury and medical monitoring cases. In June 2007 two new actions alleging personal injury claims were filed in the Pennsylvania State Court of Common Pleas. We believe we have valid defenses to all of the beryllium actions and will continue to assert them vigorously. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of the pending beryllium matters. As a result of that indemnity obligation, NGK has participated with Cabot in many of the beryllium settlements.

Boyertown Emission Claims

We have been a defendant in an action in the U.S. Federal District Court in Pennsylvania brought by two farmers who claimed damage to their farms over a multi-year period, allegedly associated with emissions from our Boyertown, Pennsylvania facility. In March 2007, Cabot and the plaintiffs reached a resolution, which is reflected in our financial results for the quarter ended March 31, 2007, that resulted in the case being dismissed, subject to the parties finalizing a formal settlement agreement. The formal settlement agreement was completed during the third quarter of fiscal year 2007.

Other Matters

In September 2005, AVX Corporation filed a lawsuit in the Massachusetts Superior Court alleging that we have improperly administered the supply agreement entered into between Cabot and AVX in 2001 (the “2001 Supply Agreement”). In particular, AVX claims that we have not provided all of the price relief due to AVX pursuant to “most-favored nation” (“MFN”) pricing provisions in the 2001 Supply Agreement. Discovery in this case is on-going, but to date AVX has claimed that it is owed an additional $28 million in MFN credit. In early April 2007, Cabot and AVX filed cross-motions for summary judgment on two key disputed issues in the litigation. A hearing on the motions took place on May 1, 2007.

There were no material developments during the third quarter of fiscal 2007 in the action filed in March 2004 by AVX against us in the United States District Court for the District of Massachusetts alleging that we violated the federal antitrust laws in connection with the tantalum supply agreement between Cabot and AVX by tying the purchase of one type of tantalum product by AVX to the purchase of other types. We believe that we have valid defenses to all of AVX’s claims against us and will continue to assert them vigorously.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding the Company’s purchases of its equity securities during the third fiscal quarter ended June 30, 2007:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007—April 30, 2007	6,475	$12.36	475	1,554,549
May 1, 2007—May 31, 2007	271,282	$44.84	—	5,000,000
June 1, 2007—June 30, 2007	485,079	$46.42	469,379	4,530,621
Total	762,836		469,854

(1)                 On May 11, 2007, the Company announced publicly that the Board of Directors authorized the Company to repurchase five million shares of the Company’s common stock in the open market or in privately negotiated transactions. This authority does not have a set expiration date. As part of the authorization, the Board terminated the previously existing 2004 share repurchase authorization under which approximately 1.5 million shares of common stock remained available for repurchase. During the third quarter of fiscal 2007, the Company entered into a 10b5-1 plan to facilitate the repurchase of shares.

Included in the shares repurchased from time to time by Cabot under these authorizations are shares of common stock repurchased from employees at fair market value to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock under the Company’s equity compensation plans. During the third quarter of fiscal 2007, of the 469,854 shares repurchased pursuant to these authorizations, 467,500 were repurchased on the open market and 2,354 were repurchased from employees to satisfy tax withholding obligations. The average price paid for those shares was $47.67 and $48.15, respectively. In addition, during the third quarter of fiscal 2007, pursuant to a separate Board authorization, the Company repurchased 264,782 shares from employees to satisfy tax withholding obligations that arose in connection with the vesting in May of shares of restricted stock issued pursuant to the Company’s 2004 long-term incentive award program.

From time to time, the Company also repurchases shares of unvested restricted stock from employees whose employment is terminated before such shares vest. These shares are repurchased pursuant to the terms of the Company’s equity incentive plans and are not included in the shares repurchased under the May 2004 or May 2007 Board authorization. The purchase price for these shares is the employee’s original purchase price for such stock, which under the terms of the Company’s long term incentive compensation program since 1999 has been an amount equal to 30% of the fair market value of such shares on the date of the grant. During the third fiscal quarter, the Company repurchased 28,200 forfeited shares pursuant to the terms of its equity incentive plans. The average price per share paid for these forfeited shares was $9.36.

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

CABOT CORPORATION
Date: August 9, 2007	By:	/s/ JONATHAN P. MASON
Jonathan P. Mason
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)
Date: August 9, 2007	By:	/s/ JAMES P. KELLY
James P. Kelly
Controller
(Chief Accounting Officer)