Form 10-K
period 2007-09-30
CABOT CORP
filed 2007-11-29
CIK 16040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 1-5667

Cabot Corporation

(Exact name of Registrant as specified in its charter)

Delaware	04-2271897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Seaport Lane, Suite 1300
Boston, Massachusetts	02210
(Address of Principal Executive Offices)	(Zip Code)

(617) 345-0100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $1.00 par value per share	New York Stock Exchange

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒      Accelerated filer  ☐      Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of the last business day of the Registrant’s most recently completed second fiscal quarter (March 30, 2007), the aggregate market value of the Registrant’s common stock held by non-affiliates was approximately $2,997,329,000. As of November 26, 2007, there were 65,294,938 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this annual report on Form 10-K.

Information Relating to Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” under the Federal securities laws. These forward-looking statements include statements relating to our future business performance and overall prospects; demand for our products; the effect of rising raw material costs on our rubber blacks and performance products product lines; when we expect the construction of additional rubber blacks units in China to be completed; for our inkjet colorants product line, recovery in the aftermarket segment and volume growth of our products serving the high speed market segment; capacity utilization at our fumed metal oxides plants; volatility and competition in the market for tantalum products and the effect on profitability of our Supermetals Business; geographic expansion of our Specialty Fluids Business outside of the North Sea; the life of our pollucite ore reserves; anticipated capital spending; cash requirements and uses of available cash, including future cash outlays associated with long-term contractual obligations, restructurings, contributions to employee benefit plans, and escalating carbon black feedstock costs; exposure to interest rate and foreign exchange risk; our expected tax rate for fiscal 2008; our ability to recover deferred tax assets; the effect of newly issued accounting pronouncements on our consolidated financial statements, in particular FIN 48; environmental regulation and anticipated expenditures; and the possible outcome of legal proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

Forward-looking statements are based on our current expectations, assumptions, estimates and projections about Cabot’s businesses and strategies, market trends and conditions, economic conditions and other factors. These statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions, and other factors, some of which are beyond our control and difficult to predict. If known or unknown risks materialize, or should underlying assumptions prove inaccurate, our actual results could differ materially from past results and from those expressed in the forward-looking statements. Important factors that could cause our actual results to differ materially from those expressed in our forward-looking statements are described in Item 1A in this report.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports filed with the Securities and Exchange Commission (the “SEC”).

PART I

Item 1.	Business

General

Cabot’s business was founded in 1882 and incorporated in the State of Delaware in 1960. Cabot is a global specialty chemicals and performance materials company headquartered in Boston, Massachusetts. Our principal products are rubber blacks, performance products, inkjet colorants, fumed metal oxides, aerogels, tantalum and related products, and cesium formate drilling fluids. Cabot and its affiliates have manufacturing facilities and operations in the United States and approximately 20 other countries. The terms “Cabot”, “Company”, “we”, and “our” as used in this report refer to Cabot Corporation and its consolidated subsidiaries.

Our business strategy is based on two key principles: optimizing our core businesses and product lines (rubber blacks, performance products, fumed metal oxides and the Supermetals Business) and investing the cash and intellectual resources they generate in new businesses and product lines (inkjet colorants, aerogel, the Specialty Fluids Business and Superior MicroPowders).

Our new products and new businesses are generally based on technical innovation in one or more of our three core competencies: making and handling very fine particles; modifying the surfaces of very fine particles to alter their functionality; and designing particles to impart specific properties to a composite. We focus on creating particles with the composition, morphology, surface functionalities and formulations to support existing and emerging applications.

We are organized into four reportable segments: the Carbon Black Business, the Metal Oxides Business, the Supermetals Business and the Specialty Fluids Business. These businesses are discussed in more detail later in this section. We also manage our businesses on a regional basis and are organized into five business regions: North America, South America, Europe, Asia Pacific, and China. Financial information about our business segments appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below (“MD&A”). Financial information about our business segments and geographic areas appears in Note U of the Notes to our Consolidated Financial Statements in Item 8 below.

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

Product Lines

Our rubber blacks products are used in tires and industrial products. Rubber blacks have traditionally been used in the tire industry as a rubber reinforcing agent and are also used as a performance additive. In industrial products such as hoses, belts, extruded profiles and molded goods, rubber blacks are used to improve the physical performance of the product. In addition to the carbon black we make using conventional carbon black manufacturing methods, we are developing elastomer composite products (referred to as Cabot Elastomer Composites or “CEC”) that are compounds of natural rubber and carbon black made by a patented liquid phase process. Our CEC products are targeted primarily for tire applications because we believe these compounds improve wear resistance, reduce fatigue and reduce rolling resistance compared to natural rubber/carbon black compounds made by conventional methods.

Our performance products are specialized grades of carbon black that are used to enhance conductivity and static charge control, to provide UV protection, to enhance mechanical properties, to provide chemical flexibility through surface treatment and as pigments. These products are used in a wide variety of industries such as inks, coatings, cables, pipes, toners and electronics. Our performance products include black and white thermoplastic concentrates and specialty compounds that are marketed to the plastics industry.

Our inkjet colorants are high-quality pigment-based black and other colorant dispersions we manufacture by surface treating special grades of carbon black and other pigments. Our black colorants have been used in several inkjet printing systems introduced to the market since 1998. The expansion of our surface modification technology (small molecule attachment) to other pigments permitted commercialization of color pigment dispersions during fiscal year 2002. The dispersions are used in aqueous inkjet inks to impart color (optical density or chroma) with improved durability (waterfastness, lightfastness, rub resistance) while maintaining high printhead reliability. Cabot’s inkjet colorants are produced for various inkjet printing markets, including small office and home office, high-speed, wide format, and commercial and industrial printing applications.

CSMP is a research and development enterprise with multiple technology platforms and core competencies in advanced powder manufacturing across a wide range of materials and the related materials chemistries. Its principal areas of commercial focus are in developing advanced materials for security applications (anti-counterfeiting materials), fuel cell applications (portable, stationary and automotive), solar panels, catalysts, and for other fine particle markets. We also expect CSMP to support our other businesses in developing new technologies that complement existing markets and provide opportunities for new business growth.

Sales and Customers

Sales of rubber blacks, performance products and inkjet colorants are made by Cabot employees and through distributors and sales representatives. The amount of sales for each product line and CSMP for each of the last three fiscal years is set forth in the following table:

	Years Ended September 30
	2007	2006	2005
	(In millions)
Rubber blacks	$1,416	$1,378	$976
Performance products	541	488	469
Inkjet colorants	46	47	39
CSMP	2	4	6

Total Carbon Black Business Sales	$2,005	$1,917	$1,490

Sales to three major tire customers represent a material portion of the Carbon Black Business’s total net sales and operating revenues. The loss of any of these customers could have a material adverse effect on the Carbon Black Business. In fiscal year 2007, sales to The Goodyear Tire and Rubber Company and its affiliates (“Goodyear”) amounted to 12% of Cabot’s consolidated revenues. We did not have sales during the fiscal year to any other customer in an amount equal to or greater than 10% of Cabot’s consolidated revenues for the year.

Much of the carbon black we sell is used in automotive products and, therefore, our financial results may be affected by the cyclical nature of the automotive industry. However, a large portion of the market for our products is in replacement tires and other parts that are less subject to automotive industry cycles.

Under appropriate circumstances, we have pursued a strategy of entering into annual and long-term supply contracts (those with an initial term longer than one year) with certain customers. These contracts are designed to provide our customers with a secure supply of carbon black and help us reduce the volatility in our carbon black volumes and margins over time. Many of these contracts provide for quarterly sales price adjustments to account for changes in feedstock costs and, in some cases, changes in other relevant costs (such as the cost of natural gas).

In fiscal year 2007, approximately 42% of our rubber blacks volume was sold under long-term contracts in effect during the fiscal year and approximately 7% was sold under annual contracts in effect during the fiscal year. Two of the long-term rubber blacks contracts are global contracts with major tire customers. A portion of the global supply contract with one of these customers expires by its terms at the end of calendar year 2007. We are currently negotiating a new supply arrangement with this customer. During fiscal year 2007, approximately 25% of our performance products volume was sold to eight customers under long-term contracts. The majority of our rubber blacks and performance products volumes sold under annual or long-term contracts are sold to customers in North America and Europe.

Sales of inkjet colorants are made to inkjet printer manufacturers and to suppliers of inkjet inks in the inkjet cartridge aftermarket.

Competition

We are one of the leading manufacturers of rubber blacks and performance products in the world, with an estimated one-quarter of the aggregate worldwide production capacity for these products combined. Cabot is also one of the five leading producers of thermoplastic concentrates in Europe. We compete in the manufacture of rubber blacks and performance products primarily with two companies with a global presence—Columbian Chemicals Company and Evonik Industries AG (formerly Degussa AG)—and with at least 20 other companies in various regional markets in which we operate, including the Aditya Birla Group of companies and China Synthetic Rubber Corporation.

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

Raw Materials

The principal raw material used in the manufacture of carbon black is a portion of the residual heavy oils derived from petroleum refining operations and from the distillation of coal tars and the production of ethylene throughout the world. Natural gas is also used in the production of carbon black. Raw material costs generally are influenced by the availability of various types of carbon black feedstock and natural gas, and related transportation costs. Importantly, movements in the market price for crude oil typically affect carbon black feedstock costs. Accordingly, fluctuations in crude oil prices tend to create volatility in our carbon black feedstock costs.

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

Operations

We own (or have a controlling interest in) and operate plants that produce rubber blacks and/or performance products grades of carbon black in Argentina, Brazil, Canada, China, Colombia, the Czech Republic, the United Kingdom, France, India, Indonesia, Italy, Japan, The Netherlands, and the United States. Our affiliates own carbon black plants in Malaysia, Mexico and Venezuela. Our thermoplastic concentrates and specialty compounds are produced in facilities in Belgium, Italy, the United Kingdom and China (Hong Kong). Inkjet colorants are manufactured in the United States. The following table shows our ownership interest as of September 30, 2007 in carbon black operations in which we own less than 100%:

Location	Percentage Interest
Shanghai, China	70% (consolidated subsidiary)
Tianjin, China (rubber blacks)	70% (consolidated subsidiary)
Tianjin, China (performance products)	90% (consolidated subsidiary)
Valasske Mezirici (Valmez), Czech Republic	52% (consolidated subsidiary)
Thane, India	97.7% (consolidated subsidiary)
Cilegon and Merak, Indonesia	84.8% (consolidated subsidiary)
Port Dickson, Malaysia	49% (equity affiliate)
Tampico, Mexico	40% (equity affiliate)
Valencia, Venezuela	47.5% (equity affiliate)

Many of our rubber blacks and performance products customers have been moving their manufacturing operations to emerging, lower cost regions. To remain competitive, we have been expanding our operations in those regions, particularly in China and South America. In China in the last several years, we and our joint venture partner expanded capacity at our rubber blacks plant in Shanghai and constructed a new carbon black plant in Tianjin. At the Tianjin plant, we are currently operating two rubber blacks production units and one performance products unit. We have begun constructing two additional units for the production of rubber blacks, which we expect to be completed in late calendar year 2008. In South America, we constructed a new rubber blacks production unit at our plant in Maua, Brazil.

In June 2007, we decided to close our carbon black plant in Waverly, West Virginia. This decision was driven by a reduction in tire manufacturing capacity in North America in recent years. We expect manufacturing operations at the Waverly site to cease in March 2008, with shipments to customers continuing through the middle of calendar year 2008.

The headquarters for our rubber blacks product line is located in Boston, Massachusetts; the headquarters for our performance products and inkjet colorants product lines is located in Billerica, Massachusetts; and the headquarters for CSMP is in Albuquerque, New Mexico. Rubber blacks and performance products also have regional headquarters in Alpharetta, Georgia (North America); São Paulo, Brazil (South America); Leuven, Belgium and Suresnes, France (Europe); Kuala Lumpur, Malaysia (Asia Pacific); and Shanghai, China (China).

Metal Oxides Business

The Metal Oxides Business is comprised of the fumed metal oxides (including fumed silica and fumed alumina and dispersions thereof) and aerogel product lines.

Product Lines

Fumed silica is an ultra-fine, high-purity particle used as a reinforcing, thickening, abrasive, thixotropic, suspending or anti-caking agent in a wide variety of products produced for the automotive, construction, microelectronics, and consumer products industries. These products include adhesives, sealants, cosmetics, inks, toners, silicone rubber, coatings, polishing slurries and pharmaceuticals. Fumed alumina, also an ultra-fine, high purity particle, is used as an abrasive, absorbant or barrier agent in a variety of products, such as inkjet media, lighting, coatings, cosmetics and polishing slurries.

Cabot’s aerogels are nano-structured high surface area hydrophobic silica particles with potential uses in a variety of thermal and acoustic insulation applications. Cabot’s aerogels are marketed under the Nanogel® trademark. To date, the product has been incorporated into the skylight, window and wall system products of several manufacturers of panels for use in the daylighting segment of the construction industry. We continue to focus on application and market development activities for use of aerogels in the daylighting and other commercial areas, including oil and gas pipeline insulation applications. Because our aerogel products are new, there is a significant risk that products targeted for new applications or markets will not gain market acceptance or that there will not be sufficient market size to support these products.

Sales and Customers

Sales of fumed metal oxides and aerogels are made by Cabot employees and through distributors and sales representatives. The amount of sales for each product line for each of the last three fiscal years is set forth in the following table:

	Years Ended September 30
	2007	2006	2005
	(In millions)
Fumed metal oxides	$270	$253	$231
Aerogel	1	1	—

Total Metal Oxides Business Sales	$271	$254	$231

Sales to one silicones customer and one microelectronics customer represent a material portion of the total net sales and operating revenues of the Metal Oxides Business. The loss of either of these customers would have a material adverse effect on the Metal Oxides Business. We currently supply fumed metal oxides to both of these customers pursuant to long-term contracts. These contracts accounted for approximately 52% of the volume of fumed metal oxides sold by Cabot in fiscal year 2007.

Competition

We believe we are the leading producer and seller of fumed silica in the United States and second worldwide. We compete in the manufacture of fumed silica primarily with Evonik Industries AG (formerly Degussa AG), Wacker Chemie AG and Tokuyama Corporation, all of which have a global presence, and with at least four other companies in various regional markets in which we operate.

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

Raw Materials

Raw materials for the production of fumed silica are various chlorosilane feedstocks. The feedstocks are either purchased or converted to product on a fee-basis (so called “toll conversion”) for owners of the feedstock. We also purchase aluminum chloride as feedstock for the production of fumed alumina. We have long-term procurement contracts or arrangements in place for the purchase of fumed silica feedstock, which we believe will enable us to meet our raw material requirements for the foreseeable future. In addition, we buy some raw materials in the spot market to help ensure flexibility and minimize costs.

The principal raw materials for the production of aerogels are silica sol or sodium silicate and trimethylchlorosilane, which we believe are in adequate supply.

Operations

We own two fumed metal oxide manufacturing plants in North America: one in Tuscola, Illinois and one in Midland, Michigan. We also own (or have a controlling interest in) manufacturing plants in China, the United Kingdom and Germany. An affiliate owns a fumed metal oxides plant in Mettur Dam, India. The following table shows our ownership interest as of September 30, 2007 in metal oxides operations in which we own less than 100%:

Location	Percentage Interest
Jiangxi Province, China	90% (consolidated subsidiary)
Mettur Dam, India	50% (equity affiliate)

In 2002, we completed construction of a semi-works facility in Frankfurt, Germany for the manufacture of aerogels. We have continued to refine the unique and patented manufacturing process at the semi-works facility to improve production rates and quality yield to permit manufacturing at the facility’s intended capacity. The manufacture of aerogels uses a new chemical process and achieving the expected capacity output at the semi-works facility has taken longer than we anticipated. Although we have made substantial progress in our ability to operate the semi-works facility at higher capacity levels and over a more sustained period of time, there continues to be a risk that designed capacity output may not be achieved or that future full-scale manufacturing will not deliver expected economies of scale. In the first quarter of fiscal year 2007, we temporarily ceased production at the facility in an effort to reduce costs and inventory levels. Plant operations re-started in August 2007.

The headquarters for the Metal Oxides Business is located in Billerica, Massachusetts. We also have regional headquarters in Alpharetta, Georgia (North America); São Paulo, Brazil (South America); Leuven, Belgium (Europe); Kuala Lumpur, Malaysia (Asia Pacific); and Shanghai, China (China).

Supermetals Business

Products

We produce tantalum, niobium (columbium) and their alloys. Tantalum, which accounts for substantially all of this Business’s sales, is produced in various forms. Electronics is the largest market for tantalum powder, which is used to make capacitors for computers, networking devices, wireless phones, electronics for automobiles and other devices. Tantalum, niobium and their alloys are also produced in wrought form for applications such as the production of superalloys and chemical process equipment and for various other industrial and aerospace applications. In addition, Supermetals sells the starting metals (high-purity grade tantalum powders, plates and ingots) used to manufacture finished tantalum sputtering targets used in thin film applications, including semiconductors, inkjet heads, magnetics and flat panel displays.

In August 2007, the Supermetals Business acquired substantially all of the assets of AP Materials, Inc. for a purchase price of approximately $4 million. Through this acquisition, the Business acquired proprietary flame synthesis technology that it intends to further develop for use in the manufacture of fine metal powders.

Sales and Customers

Sales in North America are made by Cabot employees, in Europe by Cabot employees and a sales representative, and in Japan and other parts of Asia primarily through Cabot employees.

In fiscal year 2007, sales to four capacitor materials customers represented a material portion of the total net sales and operating revenues of the Supermetals Business. The loss of any one or more of these customers could have a material adverse effect on the Supermetals Business.

Many of our tantalum products are used in products for the electronics industry, which is cyclical in nature. During the five-year period ending in December 2006, a material portion of the sales of tantalum by the Supermetals Business were under fixed price and fixed volume contracts with four customers. The last of these fixed price and fixed volume arrangements expired in the first quarter of fiscal 2007. Sales are now substantially at market prices for variable volumes.

Competition

We currently have two principal competitors in our tantalum business, H.C. Starck and Ningxia Non-ferrous Metals (Group) Co., Ltd. We believe that we are the leading producer of electronic grade tantalum powder products, with competitors having greater production in some other product lines. Competition in this business is based on price, service, quality, product performance, and technical innovation. During fiscal year 2007, H.C. Starck was acquired by a private equity firm from Bayer AG.

Raw Materials

We obtain the majority of our raw materials in the form of tantalum ore from the mine we own in Manitoba, Canada, from a mine in Australia owned by Talison Minerals Pty Ltd (which recently purchased the Sons of Gwalia’s assets, including the mine and our tantalum ore supply agreement, out of administration proceedings), and from the spot market. Since 1996, we have relied on long-term supply contracts to secure the majority of our raw material requirements. In February 2006, in connection with the settlement of an arbitration proceeding between Cabot and the Sons of Gwalia over the price at which the Sons of Gwalia would supply tantalum ore to us under our then existing supply agreement, we entered into a new tantalum ore supply agreement that expires in December 2008. We are currently evaluating supply options to meet our raw materials needs beyond 2008. While we believe there is sufficient tantalum to meet global demand, our ability to contract for significant amounts of tantalum ore at an acceptable cost to us beyond 2008 is uncertain.

Operations

We operate manufacturing facilities for this business in Boyertown, Pennsylvania and Kawahigashi-machi, Fukushima-ken, Japan. The headquarters for the Supermetals Business is located in Boston, Massachusetts.

Specialty Fluids Business

Products

Our Specialty Fluids Business produces and markets cesium formate as a drilling and completion fluid for use primarily in high pressure and high temperature oil and gas well operations. Cesium formate products are solids-free, high-density fluids that have a low viscosity, permitting them to flow readily in oil and gas wells. The fluid is resistant to high temperatures, minimizes damage to producing reservoirs and is readily biodegradable. In a majority of applications, cesium formate is blended with other formates or products.

Sales, Rental and Customers

Sales of our cesium formate products are made by Cabot employees and sales representatives directly to oil and gas operating companies and through oil field service companies. We generally rent cesium formate to our customers for use in drilling operations on a short-term basis. After completion of a job, the customer returns the fluid to Cabot and it is reprocessed for use in subsequent well operations. Any fluid that is lost during use and not returned to Cabot is paid for by the customer. The rates to be charged to the customer for the daily product rental and for lost product are negotiated and agreed to before a job begins. Ordinarily, approximately 15% of the cesium formate used in an operation is lost.

In 2003, we entered into an agreement with a major energy service company to provide a supply of cesium formate-based fluids for both reservoir drilling and completion activities on two large gas and condensate field projects in the Norwegian Continental Shelf being developed and operated by Statoil. In fiscal year 2007, the agreement was extended through 2008. The loss of this customer would have a material adverse effect on the Specialty Fluids Business.

Although our fluids have been used principally for drilling and completion of wells in the North Sea, they have also been used in the drilling of appraisal wells in Argentina and Hungary.

Competition

Formate fluids, which were introduced to the market in the mid-1990s, are a relatively small but growing part of the drilling fluids market and compete mainly with traditional drilling fluid technologies. Competition in the well fluids business is based on price, service, quality, product performance, technical innovation and proximity of inventory to customers’ drilling operations.

Raw Materials

The principal raw material used in this business is pollucite ore, which we obtain from our mine in Manitoba, Canada. We have an adequate supply of this cesium-rich pollucite ore, owning a substantial portion of the world’s known pollucite reserves. Pollucite ore, however, is a finite resource. At current production rates and our currently estimated reserve levels, we expect our supply in the mine to last approximately 10 years. The process of estimating mineral reserves is inherently uncertain and requires making subjective engineering, geological, geophysical and economic assumptions. Accordingly, there is likely to be variability in the estimated reserve life of the ore body over time. Further, our estimate of known reserves does not include our existing inventory of finished product or low grade ore that will require different, although well-established, recovery techniques than we currently use.

Most jobs for which cesium formate is used require a large volume of the product. Accordingly, the Specialty Fluids Business carries a large supply of fluid.

Operations

We have a mine and a cesium formate manufacturing facility in Manitoba, Canada. Cabot has fluid blending and reclamation facilities in Aberdeen, Scotland and in Bergen and Kristiansund, Norway. In addition, fluid is warehoused at various locations around the world to support existing and potential new operations. In fiscal year 2007, we established a regional sales office in Singapore in order to increase marketing initiatives to prospective customers in China, Southeast Asia, Australia and New Zealand. The Specialty Fluids Business has its headquarters in Aberdeen, Scotland.

Patents and Trademarks

We own and are a licensee of various patents, which expire at different times, covering many of our products as well as processes and product uses. Although the products made and sold under these patents and licenses are important to Cabot, the loss of any particular patent or license would not materially affect our business, taken as a whole. We sell our products under a variety of trademarks, the loss of any one of which would not materially affect our business, taken as a whole.

Backlog

Cabot’s businesses are generally not seasonal in nature, although they typically experience some decline in European and North American sales in the fourth fiscal quarter due to summer plant shutdowns and in sales in Asia Pacific and China in the second fiscal quarter because of the New Year holidays in those areas. In general, no significant lead-time between order and delivery exists in any of our business segments and management does not use backlog information in managing our business. As a result, we do not consider that the dollar amount of backlog orders believed to be firm as of any particular date is material for an understanding of our business.

Employees

As of September 30, 2007, we had approximately 4,300 employees. Some of our employees in the United States and abroad are covered by collective bargaining or similar agreements. We believe that our relations with our employees are generally satisfactory.

Research and Development

Cabot develops new and improved products and higher efficiency processes through Company-sponsored research and technical service activities, including those initiated in response to customer requests. Our expenditures for such activities generally are spread among our businesses and are shown in the consolidated statements of operations.

Safety, Health and Environment

Cabot has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the “Superfund law”) and comparable state statutes with respect to several sites primarily associated with our divested businesses. (See “Legal Proceedings” below.) During the next several years, as remediation of various environmental sites is carried out, we expect to spend a significant portion of our $11 million environmental reserve for costs associated with such remediation. We anticipate that the expenditures at these sites will be made over a number of years. Adjustments are made to the reserve based on our continuing analysis of our share of costs likely to be incurred at each site. Inherent uncertainties exist in these estimates due to unknown conditions at the various sites, changing governmental regulations and legal standards regarding liability, and changing technologies for handling site investigation and remediation. While the reserve represents our best estimate of the costs we expect to incur, no assurance can be given that the actual costs to investigate and remediate these sites will not exceed the amounts accrued in the environmental reserve. While it is always possible that an unusual event may occur with respect to a given site and have a material adverse effect on the results of operations in a particular period, in light of the environmental reserve, we do not believe that the costs relating to these sites, in the aggregate, are likely to have a material adverse effect on our financial condition. It is possible that we may also incur future costs relating to sites that are not currently known to us or as to which it is currently not possible to make an estimate.

Our ongoing operations are subject to extensive federal, state, local, and foreign laws, regulations, rules, and ordinances relating to safety, health, and environmental matters (“SH&E Requirements”). These SH&E Requirements include requirements to obtain and comply with various environmental-related permits for constructing any new facilities and operating all of our existing facilities. We have expended considerable sums to construct, maintain, operate, and improve facilities for safety, health and environmental protection and to comply with SH&E Requirements. We spent approximately $16 million in environmentally related capital expenditures at existing facilities in fiscal year 2007 and anticipate spending approximately $19 million for such costs in fiscal year 2008. In addition, we expect to spend $10 million in each of fiscal years 2008 and 2009 to comply with new permit conditions at our facility in Maua, Brazil.

In recognition of the importance of SH&E Requirements to Cabot, our Board of Directors established a Safety, Health, and Environmental Affairs Committee in February 1990. The Committee, which is comprised of non-employee directors, meets at least three times a year and provides oversight and guidance in respect of Cabot’s safety, health and environmental management programs and performance. In particular, the Committee reviews Cabot’s environmental reserve, risk assessment and management processes, environmental and safety audit reports, performance metrics, performance as benchmarked against industry peer groups, assessed fines or penalties, site security and safety issues, health and environmental training initiatives, and SH&E budget and capital expenditures. The Committee also consults with the Company’s outside and internal advisors regarding management of Cabot’s safety, health and environmental programs.

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

In October 1999, the California Office of Environmental Health Hazard Assessment (“OEHHA”) published a Notice of Intent to add “carbon black (airborne particles of respirable size)” to its list of chemicals known to the State to cause cancer promulgated pursuant to the California Safe Drinking Water and Toxic Enforcement Act, commonly referred to as Proposition 65. OEHHA stated it was taking this action in light of IARC’s 1996 reclassification of carbon black. Proposition 65 requires businesses to warn individuals before they knowingly or intentionally expose them to chemicals subject to its requirements, and it prohibits businesses from knowingly discharging or releasing the chemicals into water or onto land where they could contaminate drinking water. In February 2003, OEHHA published a notice adding “carbon black (airborne, unbound particles of respirable size)” to the Proposition 65 list. We worked with the International Carbon Black Association (“ICBA”), as well as various customers and carbon black user groups, to ensure our compliance with the requirements associated with the Proposition 65 listing of carbon black, which became effective in February 2004.

In April 2002, the Netherlands published the “Dutch Notes on BAT for the Carbon Black Industry” to support the identification of Best Available Techniques (“BAT”) for the European carbon black industry pursuant to European Union (“EU”) Directive 96/61/EEC. BAT Reference Documents, so-called BREF Notes, are being finalized for use by EU member countries under the supervision of the Integrated Pollution Prevention and Control Bureau (the “IPPC Bureau”). The currently proposed IPPC Bureau draft BAT guidance for large volume inorganic chemicals for the carbon black industry calls for an annual average sulfur content in carbon black feedstock in the range of 0.5% to 1.5% to control sulfur dioxide emissions. Depending on the final guidance adopted, this could have significant financial effects on the carbon black industry, including Cabot, and could cause us to experience difficulty obtaining low sulfur feedstock at an acceptable cost for our European operations. We are not able to predict whether this regulatory development in the EU will affect our earnings in a materially adverse manner.

Since October 2003, the European Commission (“EC”) has been developing a new EU regulatory framework for chemicals called REACH (Registration, Evaluation and Authorization of Chemicals). REACH, which became effective in June 2007, applies to all existing and new chemical substances produced or imported into the EU in quantities greater than one ton a year. Manufacturers or importers of these chemical substances will be obligated to register the substance with a central agency by submitting specified health, safety, risk and use information about the substance. As we are committed to continuing to supply our EU customers, we continue to implement plans to respond to upcoming deadlines under REACH.

We are experiencing increased regulations by environmental agencies worldwide relating to the air emissions from our manufacturing operations. This increased regulation is resulting in more restrictive air emission limits globally, particularly as they relate to nitrogen oxide and sulphur dioxide emissions. In addition, global interest in the reduction of greenhouse gas emissions will likely have some impact on the carbon black industry. Carbon dioxide is inherently emitted as part of the carbon black manufacturing process. In December 2005, the EC published a new directive that includes carbon black manufacturing in the combustion sector and includes carbon black manufacturing in Phase II of the Emission Trading Scheme for the period 2008 to 2012. Various EU member states have included carbon black facilities in their draft national allocation plans. At the present time, we are in negotiations with the various member states to achieve adequate allocations. We are also pursuing certain Clean Development Mechanism projects at various facilities in an effort to generate carbon credits to offset potential allocation shortfalls. There are also ongoing discussions in other regions and countries, including the United States, regarding greenhouse gas emission control and reduction programs, but those programs have not yet been defined and their impact on Cabot cannot be estimated at this time.

Since the terrorist attacks in the U.S. on September 11, 2001, various U.S. agencies and international bodies have adopted new security requirements applicable to certain manufacturing and industrial facilities and locations. These security-related requirements involve the preparation of security assessments and security plans in some cases, and in other cases the registration of certain facilities with specified governmental authorities. We are closely monitoring all security related regulatory developments and believe we are in compliance with all existing requirements. Compliance with such requirements is not expected to have a material adverse effect on our operations.

Financial Information About Segments, Foreign and Domestic Operations and Export Sales

Segment financial data are set forth in MD&A and in Note U of the Notes to the Company’s Consolidated Financial Statements. A significant portion of our revenues and operating profits is derived from overseas operations. The profitability of our segments is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. (See the Geographic Information portion of Note U for further information relating to sales and long-lived assets by geographic area and MD&A.) Currency fluctuations, nationalization and expropriation of assets are risks inherent in international operations. We have taken steps we deem prudent in our international operations to diversify and otherwise to protect against these risks, including the use of foreign currency financial instruments to reduce the risk associated with changes in the value of certain foreign currencies compared to the U.S. dollar. (See the Risk Management discussion contained in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A below and Note T of the Notes to the Company’s Consolidated Financial Statements).

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

Changes in supply-demand balance in the regions and the industries in which we operate may adversely affect our financial results.

Our key customers in mature carbon black markets such as North America and Western Europe continue to shift their manufacturing capacity from those regions to emerging regions such as Asia, South America and Eastern Europe. Although we are responding to meet these market demand conditions, we cannot be certain that we will be successful in expanding capacity in emerging regions (which depends in part on economic and political conditions in these regions and, in some cases, on our ability to acquire or form strategic business alliances) or in reducing capacity in mature regions commensurate with industry demand. Similarly, demand for our customers’ products and our competitors’ reactions to market conditions could affect our results.

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

Our manufacturing processes consume significant amounts of energy and raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond our control. Dramatic increases in such costs or decreases in the availability of raw materials at acceptable costs could have an adverse effect on our results of operations. For example, movements in the market price for crude oil typically affect carbon black feedstock costs. Accordingly, fluctuations in crude oil prices tend to create volatility in our carbon black feedstock costs, and potentially our working capital and results of operations. Although our long-term and some of our annual carbon black supply contracts provide for a price adjustment to account for changes in feedstock costs, there is a lag between the time when feedstock costs are incurred by us and the time when prices are adjusted under the contracts. Accordingly, we may not be able to pass increased costs along to our customers during the quarter in which they occur, which can have a significant negative impact on results of operations and cash flows in a given quarter. In addition, it is possible that a supply contract with a price adjustment mechanism could expire by its terms before we are able to recapture fully our raw material cost increases. We have taken actions to offset the effects of higher raw material costs through selling price increases in our non-contract sales, productivity improvements and cost reduction efforts. Success in offsetting higher raw material costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the market served. Such increases may not be accepted by our customers, may not be sufficient to compensate for increased raw material and energy costs or may decrease demand for our products and our volume of sales. If we are not able to fully offset the effects of higher raw material or energy costs, it could have a significant impact on our financial results.

In addition, the proposed environmental regulations applicable to the European carbon black industry that call for a reduction in the annual average sulfur content in carbon black feedstock may be adopted by EU member countries in such a manner that we may experience some difficulty obtaining low sulfur feedstock at an acceptable cost for our European operations.

We depend on a group of key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

Our success in strengthening relationships and growing business with our largest customers and retaining their business over extended time periods could affect our future results. Three major tire customers, one silicones customer, four capacitor materials customers and one microelectronics customer represent a material portion of our total net sales and operating revenues. In fiscal year 2007, sales to The Goodyear Tire and Rubber Company by our rubber blacks product line accounted for approximately 12% of our consolidated revenues. The loss of any one or more of our important customers, or a reduction in volumes sold to them because of a work stoppage or other disruption, could materially adversely affect our results of operations until such business is replaced or the disruption ends. Any deterioration of the financial condition of any of our customers that impairs their ability to make payments to us also could affect our future results and financial condition.

Fluctuations in foreign currency exchange and interest rates could affect our financial results.

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In fiscal year 2007, we used 17 functional currencies in addition to the U.S. dollar and derived a substantial amount of our revenues from sales outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses as well as assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our results of operations and the value of balance sheet items denominated in foreign currencies. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. In addition, we are exposed to adverse changes in interest rates. We manage these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments as well as foreign currency debt. We cannot be certain, however, that our financial risk management program will be successful in reducing the risks inherent in exposures to foreign currency and interest rate fluctuations.

We are exposed to political or country risk inherent in doing business in some countries.

Sales outside of the United States constituted a substantial amount of our revenues in fiscal year 2007. Our operations in some countries may be subject to the following risks: unsettled political or economic conditions; possible expropriation or other governmental actions; social unrest, war or other armed conflict; confiscatory taxation or other adverse tax policies; deprivation of contract rights; trade regulations affecting production, pricing and marketing of products; reduced protection of intellectual property rights; restrictions on the repatriation of income or capital; exchange controls; inflation; currency fluctuations and devaluation; and changes in financial policy and availability of credit.

Plant capacity expansions may be delayed and not achieve the expected benefits.

Our ability to complete capacity expansions as planned may be delayed or interrupted by the need to obtain environmental and other regulatory approvals, availability of labor and materials, unforeseen hazards such as weather conditions, and other risks customarily associated with construction projects. Moreover, capacity expansion in our rubber blacks, performance products, fumed metal oxides and inkjet colorants product lines could have a negative impact on the business performance of these product lines until capacity utilization is sufficient to absorb the incremental costs associated with the expansion.

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

The money we spend developing new businesses may not result in a proportional increase in our revenues or profits.

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

In our analysis of the recoverability of certain assets, namely inventory, property, plant and equipment, investments, intangible assets and deferred tax assets, we have made assumptions about future sales (pricing, volume and region of sale), costs, cash generation and the ultimate profitability of the business and/or tax jurisdiction. These assumptions were based on management’s best estimates and if the actual results differ significantly from these assumptions, we may not be able to realize the value of the assets recorded as of September 30, 2007, which could lead to an impairment or write-off of certain of these assets in the future.

Our operations involve the handling of hazardous materials, and we are subject to extensive safety, health and environmental requirements, which could increase our costs and/or reduce our revenues.

Our ongoing operations are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to safety, health and environmental matters (“SH&E Requirements”), many of which provide for substantial monetary fines and criminal sanctions for violations. These SH&E Requirements include requirements to obtain and comply with various environmental-related permits for constructing any new facilities and operating all of our existing facilities. In addition, the operation of a chemical manufacturing business as well as the sale and distribution of chemical products involve safety, health and environmental risks. For example, the production and/or processing of carbon black, fumed metal oxides, tantalum, niobium, aerogels and other chemicals involve the handling, transportation, manufacture or use of certain substances or components that may be considered toxic or hazardous within the meaning of applicable SH&E Requirements. The transportation of chemical products and other activities associated with the manufacturing process have the potential to cause environmental or other damage as well as injury or death to employees or third parties.

We could incur significant expenditures in connection with such operational risks. We believe that our ongoing operations comply with current SH&E Requirements in a manner that should not materially affect our earnings or cash flow in an adverse manner. We cannot be certain, however, that significant costs or liabilities will not be incurred with respect to SH&E Requirements and our operations. Moreover, we are not able to predict whether future changes or developments in SH&E Requirements will affect our earnings or cash flow in a materially adverse manner.

Global interest in the reduction of greenhouse gas emissions will likely have some impact on the carbon black industry, including us.

Carbon dioxide is inherently emitted as part of the carbon black manufacturing process. In December 2005, the European Commission published a new directive that includes carbon black manufacturing in the combustion sector and includes carbon black manufacturing in Phase II of the Emissions Trading Scheme for the period 2008 to 2012. Various European Union member states have included carbon black facilities in their draft national allocation plans. There are also ongoing discussions in other regions and countries, including the United States, regarding greenhouse gas emission control and reduction programs, but those programs have not yet been defined and their potential impact on Cabot’s manufacturing operations or financial results cannot be estimated at this time.

Litigation or legal proceedings could expose us to significant liabilities and thus negatively affect our financial results.

As more fully described in “Item 3—Legal Proceedings”, we are a party to or the subject of lawsuits, claims, and proceedings, including those involving contract, environmental, antitrust, and health and safety matters as well as product liability and personal injury claims relating to asbestosis, silicosis and berylliosis, and exposure to various chemicals. Adverse rulings, judgments or settlements in pending or future litigation (including carbon black antitrust claims and liabilities associated with respirator claims and our former beryllium operations) could cause our results to differ materially from those expressed or forecasted in any forward-looking statements.

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

Changes in our tax rate may have an adverse effect on our results of operations.

Our future tax rates may be adversely affected by a number of factors including the jurisdictions in which profits are determined to be earned and taxed; the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses that are not always deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions; changes in available tax credits; changes in share-based compensation expense; changes in the estimated realization of our deferred tax assets and liabilities; changes in tax laws or the interpretation of such tax laws; and the resolution of issues arising from tax audits with various tax authorities. Any significant increase in our future tax rates could adversely affect net income for future periods.

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

In addition to the factors described above, the following other factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed or implied by any forward-looking statements: changes in the rate of economic growth in the United States and other international economies; changes in trade, monetary and fiscal policies throughout the world; stock and credit market conditions; acts of war and terrorist activities; and the impact of global health, safety and environmental concerns on economic conditions and market opportunities.

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

Segment Using Facility
Location by Cabot Business Region	Carbon Black	Metal Oxides	Supermetals	Specialty Fluids
North America
Alpharetta, GA*(1)	X	X	X
Tuscola, IL		X
Franklin, LA	X
Ville Platte, LA	X
Billerica, MA	X	X	X
Haverhill, MA	X
Midland, MI		X
Albuquerque, NM (2 manufacturing facilities)*	X
Boyertown, PA			X
Pampa, TX	X
The Woodlands, TX*				X
Waverly, WV	X
Lac du Bonnet, Manitoba**			X	X
Sarnia, Ontario	X

Europe
Loncin, Belgium	X
Leuven, Belgium*(1)	X	X		X
Pepinster, Belgium	X
Valasske Mezirici (Valmez), Czech Republic**	X
Dukinfield, England	X
Stanlow, England	X
Berre, France	X
Port Jerome, France**	X
Suresnes, France*	X
Frankfurt, Germany*		X
Hanau, Germany*	X	X
Rheinfelden, Germany		X
Grigno, Italy	X
Ravenna, Italy	X
Bergen, Norway*				X
Aberdeen, Scotland*				X
Botlek, The Netherlands**	X
Barry, Wales*		X

(1)	Regional Shared Service Center
*	Leased premises
**	Building(s) owned by Cabot on leased land

Segment Using Facility
Location by Cabot Business Region	Carbon Black	Metal Oxides	Supermetals	Specialty Fluids
China
Jiangxi Province, China**		X
Tianjin, China**	X
Shanghai, China*(1)	X	X
Shanghai, China** (plant)	X

Asia Pacific
Hong Kong, China**	X
Maharashtra, India**	X
Mumbai, India*	X
Cilegon, Indonesia**	X
Jakarta, Indonesia*	X
Merak, Indonesia	X
Kawahigashi-machi, Japan**			X
Ichihara, Japan	X
Shimonoseki, Japan**	X
Tokyo, Japan*	X	X	X
Kuala Lumpur, Malaysia*(1)	X	X

South America
Campana, Argentina	X
Maua, Brazil	X
Sao Paulo, Brazil*(1)	X	X
Cartagena, Colombia	X

(1)	Regional Shared Service Center
*	Leased premises
**	Building(s) owned by Cabot on leased land

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

Cabot is a defendant in various lawsuits and environmental proceedings wherein substantial amounts are claimed. The following is a description of the significant proceedings pending on September 30, 2007, unless otherwise specified.

Environmental Proceedings

Cabot is one of fourteen companies, collectively the Ashtabula River Cooperating Group II (“ARCG II”), participating in the remediation of the Ashtabula River in Ohio. Our liability at this site is associated with the former Cabot Titania business, which operated two manufacturing facilities in Ashtabula in the 1960s and early 1970s. The ARCG II is part of a public/private partnership (the Ashtabula River Partnership) established to conduct dredging and environmental restoration of the Ashtabula River. In addition to funding provided by the ARCG II and the State of Ohio, the federal government is also providing funding toward the project under the Great Lakes Legacy Act and the Water Resources Development Act. Dredging of the river is expected to be completed in 2008. The ARCG II also is in the process of finalizing a settlement with the Ashtabula River Natural Resource Trustees for alleged natural resource damages to the river.

In 1986, we sold our beryllium manufacturing facility in Reading, Pennsylvania to NGK Metals, Inc. (“NGK”). In doing so, we agreed to share with NGK the costs of certain environmental remediation of the Reading plant site. After the sale, the EPA issued an order to NGK requiring it to address soil and groundwater contamination at the site. Soil remediation at the site has been completed and the groundwater remediation activities are ongoing. We are contributing to the costs of those activities pursuant to the cost-sharing agreement with NGK.

We hold a Nuclear Regulatory Commission (“NRC”) license for certain slag waste material deposited on industrial property in Reading, Pennsylvania in the late 1960s by a predecessor of Cabot that had leased a portion of the site to process tin slags. The slag material contains low levels of uranium and thorium, thus subjecting it to NRC jurisdiction. We have prepared a site decommissioning plan for the slag material which concludes that the levels of radioactivity in the slag are low enough that the material can be safely left in place and still meet NRC requirements for license termination without restrictions. We recently received final approval from the NRC on the decommissioning plan. Once the decomissioning plan activities have been carried out at the site, it is anticipated that the NRC will terminate the NRC license for the site and our NRC obligations will be satisfied.

We have several environmental-related lawsuits pending in Campana, Argentina related to our carbon black plant in Campana. Those lawsuits were filed between 2003 and 2006 by several residential neighbors living near the industrial area where our plant is located. The lawsuits also name other industrial companies operating in the Campana area. The plaintiffs seek monetary damages for property damage and other injury allegedly caused by emissions from neighboring industrial facilities. We believe the claims relative to Cabot are without merit.

We have received various requests for information and notifications that we may be a potentially responsible party at several other Superfund sites.

As of September 30, 2007, we had approximately $11 million reserved for environmental matters. The operational and maintenance component of this reserve includes $4 million on a net present value basis or $5 million on an undiscounted basis. This amount represents our current best estimate of costs likely to be incurred for remediation based on our analysis of the extent of cleanup required, alternative cleanup methods available, abilities of other responsible parties to contribute and our interpretation of laws and regulations applicable to each of our sites.

Other Proceedings

Respirator Liabilities

We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (1) AO’s insurance coverage for the period prior to the 1990 acquisition and (2) a former owner’s indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982.

Generally, these respirator liabilities involve claims for personal injury, including asbestosis, silicosis and, more recently, coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are claimed to have been negligently designed or labeled. Neither Cabot, nor its past or present subsidiaries, at any time manufactured asbestos or asbestos-containing products. Moreover, not every person with exposure to asbestos giving rise to an asbestos claim used a form of respiratory protection. At no time did this respiratory product line represent a significant portion of the respirator market. In addition, other parties, including AO, AO’s insurers, and another former owner and its insurers (collectively, the “Payor Group”), are responsible for significant portions of the costs of these liabilities, leaving Cabot’s subsidiary with a portion of the liability in only some of the pending cases.

The subsidiary disposed of the business in July 1995 by transferring it to a newly-formed joint venture called Aearo Corporation (“Aearo”) and retained an equity interest in Aearo. Cabot agreed to have the subsidiary retain certain liabilities allocable to respirators used prior to the 1995 transaction so long as Aearo pays Cabot an annual fee of $400,000. Aearo can discontinue payment of the fee at any time, in which case it will assume the responsibility for and indemnify Cabot against the liabilities allocable to respirators manufactured and used prior to the 1995 transaction. We have no liability in connection with any products manufactured by Aearo after 1995. Between July 1995 and September 30, 2001, our total costs and payments in connection with these respirator liabilities did not exceed the total amounts received from Aearo. Since September 30, 2001, our total costs and payments in connection with these liabilities have exceeded the amount we have received from Aearo because of the significant increase in claims filed against AO beginning in calendar year 2001. In August 2003, Cabot and its subsidiary sold all of the subsidiary’s equity interest in Aearo for approximately $35 million. This sale did not alter the arrangements described above.

As of December 31, 2002, there were approximately 50,000 claimants in pending cases asserting claims against AO in connection with respiratory products. As of September 30, 2003, 2004, 2005, 2006 and 2007 there were approximately 87,000, 91,000, 92,000, 63,000 and 55,000 claimants, respectively. A large portion of the claims asserted during 2003 were filed in Mississippi and appear to have been prompted by changes in Mississippi’s state procedural laws, which caused claimants to file their claims prior to the effective date of these changes. In 2005, a federal judge ruled that many of the “diagnoses” presented in a broad silicosis class action were unreliable. As a consequence of this ruling, silica and non-malignant asbestos claims filed throughout the country have dropped significantly for AO and for defendants in general in non-malignant asbestos and silica cases. In addition, many claims filed against AO have been dismissed without payment. It appears that this reduction in silica and non-malignant asbestos claims has stabilized, although the total number of dismissals still outnumbered the new cases filed in calendar year 2007, through September 30, 2007.

Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. In order to quantify our estimated share of liability for pending and future respirator liability claims, we engaged through counsel the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm in the field of tort liability valuation. The methodology developed by HR&A addresses the complexities surrounding our potential liability by making assumptions about future claimants with respect to periods of asbestos exposure and respirator use. Using those and other assumptions, HR&A estimated the number of future claims that would be filed and the related costs that would be incurred in resolving those claims. On this basis, HR&A then estimated the net present value of the share of these liabilities that reflected our period of direct manufacture and our actual contractual obligations assuming that all other members of the Payor Group meet their obligations. Based on the HR&A estimates, we have recorded on a net present value basis an $18 million reserve ($26 million on an undiscounted basis) to cover our estimated share of liability for pending and future respirator claims.

Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of members of the Payor Group, (viii) a change in the availability of AO’s insurance coverage and (ix) a determination that our interpretation of the contractual obligations on which we have estimated our share of liability is inaccurate. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount. Further, if the timing of our actual payments made for respirator claims differs significantly from our estimated payment schedule, and we could no longer reasonably predict the timing of such payments, we could then be required to record the reserve amount on an undiscounted basis on our consolidated balance sheets, causing an immediate impact to earnings.

Carbon Black Antitrust Litigation

Cabot, Phelps Dodge Corporation, Columbian Chemicals Co., Degussa Engineered Carbons, LP, Degussa AG, and Degussa Corporation (referred to collectively as the “Defendants”), were named defendants in class action lawsuits filed in several U.S. federal district courts in 2003 and consolidated in U.S. Federal District Court for the District of Massachusetts in 2003. The plaintiffs in these cases alleged that the Defendants conspired to fix, raise, maintain or stabilize prices for carbon black sold in the United States during a specified period. In June 2007, Cabot and Columbian Chemicals agreed to settle the federal class action lawsuit, which was approved by the court in September 2007. Degussa had separately settled with the plaintiffs in October 2006. Cabot denies any wrongdoing of any kind in these cases and strongly believes it has good defenses to the claims, but agreed to the settlement to avoid further expense, inconvenience, risk and the distraction of burdensome and protracted litigation. Cabot’s share of the settlement was $10 million. In addition, one federal case was brought by a party that did not join the federal class action. The Defendants settled this case in October 2007.

During fiscal years 2003 and 2004, Cabot and the Defendants were named in nine actions filed in Superior Court of the State of California on behalf of a purported class of indirect purchasers of carbon black in the state of California from as early as November 1998 to the present. During fiscal years 2004 and 2005, Cabot and the Defendants were named in actions filed in state courts in the states of Florida, Kansas, Tennessee, South Dakota, North Carolina and New Jersey on behalf of all indirect purchasers of carbon black in these states. Each of these complaints asserts violations under the applicable state laws for conduct that is similar to what was alleged in the federal cases described above (the “state actions”). The plaintiffs in the state actions seek treble damages in an unspecified amount and attorneys’ fees. In October 2007, the Defendants settled the California state actions. Court approval of this settlement is pending. We believe we have valid defenses to all of the remaining state action claims, and will continue to assert them vigorously.

Beryllium Claims

Cabot is a party to several pending actions in connection with its discontinued beryllium operations. Cabot entered the beryllium industry through an acquisition in 1978. We ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of our former beryllium business was sold to NGK Metals, Inc. in 1986.

During the last several years, several individuals who have resided or worked for many years in the immediate vicinity of our former beryllium facility located in Reading, Pennsylvania have brought suits against Cabot and NGK for personal injury allegedly caused by beryllium particle emissions produced at that facility. Eight personal injury claims against Cabot are pending in state court in Pennsylvania. In addition, since October 2003, approximately 50 individuals have asserted claims in separate cases for medical monitoring now pending in numerous Pennsylvania state court actions. The plaintiffs allege contact with beryllium in various ways, including residence or employment in the area surrounding the Reading facility, employment at the Reading facility or contact with individuals who worked at the Reading facility. In 2005, summary judgment was granted in Cabot’s favor by the Pennsylvania state trial court in three of the medical monitoring cases and the plaintiffs appealed. In October 2007, the Pennsylvania Superior Court upheld the grant of summary judgment. Discovery is ongoing in the remaining personal injury and medical monitoring cases.

There are also four beryllium product liability cases pending in California state courts. All of these cases are stayed by court order pending the testing of the plaintiffs for beryllium exposure.

In September 2006, Cabot was one of several named defendants in Anthony v. Small Tube Manufacturing Corp. et al., a class action complaint that was filed in the Pennsylvania Court of Common Pleas of Philadelphia County on behalf of certain present and former employees of the U.S. Gauge Inc. facility in Sellersville, Pennsylvania. Cabot removed the case to the United States District Court for the Eastern District of Pennsylvania. U.S. Gauge is a company alleged to have purchased beryllium-containing products from Cabot. The class action alleges that the present and former employees were exposed to beryllium dust and fumes during the machining of beryllium-containing products purchased from Cabot and that they are, therefore, entitled to receive medical monitoring. There are three other companies named as defendants in the case. Cabot has asserted claims against the other defendants and another party. Discovery in the case has not yet begun.

In December 2006, Cabot was one of several named defendants in Sheridan et al. v. NGK North America, Inc., et al., a class action complaint filed in the Pennsylvania Court of Common Pleas of Philadelphia County on behalf of persons who resided within a one mile radius of the Reading facility for a period of at least six months between 1950 and 2000. Cabot removed the case to the United States District Court for the Eastern District of Pennsylvania. The class action alleges that these persons were exposed to emissions of beryllium from the Reading plant and are, therefore, entitled to receive medical monitoring. Discovery regarding class certification began in October 2007.

We believe that we have valid defenses to all of these beryllium actions and will assert them vigorously in the various venues in which claims have been asserted. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of these matters.

Other Matters

On March 8, 2004, AVX Corporation (“AVX”) filed an action against us in the United States District Court for the District of Massachusetts. This complaint alleged that we violated the federal antitrust laws in connection with the tantalum supply agreement between Cabot and AVX by tying the purchase of one type of tantalum product by AVX to the purchase of other types. Discovery is proceeding in this matter.

On September 6, 2005, AVX filed a lawsuit in the Superior Court of Massachusetts for Suffolk County alleging that Cabot improperly administered a tantalum supply agreement with AVX. In particular, AVX claims that we have not provided all of the price relief due to them pursuant to “most favored nation” (“MFN”) pricing provisions in the agreement. AVX is seeking a declaration of the rights of the parties to the agreement, an accounting of monies paid, due or owing under the MFN provisions, and an award of any sums not paid that should have been. We have filed an answer and a counterclaim against AVX asserting that AVX underpaid for product in accordance with a proper construction of the MFN provisions. This action was moved to the Business Litigation Section of the Superior Court of Massachusetts in November 2005. Discovery in this case is ongoing, but to date AVX has claimed that it is owed an additional $28 million in MFN credit. In early April 2007, Cabot and AVX filed cross-motions for summary judgment on two key disputed issues in the litigation. A hearing on the motions took place on May 1, 2007. No decision has been issued. We believe we have valid defenses to all of AVX’s claims against us and will continue to assert them vigorously.

In 2001, we entered into agreements (the “Project Agreements”) with Private Power LLC (“Private Power”) relating to co-generation projects at our Ville Platte and Franklin (Canal) plants in Louisiana.

Shortly after the Project Agreements were entered into, disputes arose regarding the scope of the projects and each party’s respective rights under the Project Agreements. In December 2002, we filed a suit in the Massachusetts state court seeking a declaration that we had not terminated the Project Agreements. Private Power filed counterclaims, which were eventually amended to include claims for breach of contract and allegations of bad faith. In May 2007, Cabot’s motion to dismiss Private Power’s claims was denied. In August 2007, we amended our complaint to add breach of contract and bad faith claims. Discovery is ongoing in the case. We believe we have valid defenses to all of Private Power’s claims and will continue to assert them vigorously.

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

Item 4.	Submission of Matters to a Vote of Security Holde rs

None.

Executive Officers of the Registrant

Set forth below is certain information about Cabot’s executive officers. Ages are as of November 28, 2007.

Kennett F. Burnes, age 64, is Cabot’s Chairman of the Board, President and Chief Executive Officer. Mr. Burnes joined Cabot in 1987 as Vice President and General Counsel. He was appointed Executive Vice President in October 1988, a position he held until 1995. Mr. Burnes was appointed President of Cabot in 1995 and Chairman of the Board and Chief Executive Officer in 2001. Mr. Burnes also served as Chief Operating Officer from March 1996 until 2001.

Dirk L. Blevi, age 59, is Executive Vice President and General Manager of the European region and a director of Cabot. Mr. Blevi also has had management oversight responsibilities for the Specialty Fluids Business since July 2006. Mr. Blevi joined Cabot in 1975 as Product Manager for Cabot’s then plastics business, which is now part of our performance products product line. From 1975 to 1993, Mr. Blevi held a variety of management positions in the plastics business and in March 1993 became its General Manager. He was appointed Vice President of Cabot in February 1994, and Executive Vice President and a director in September 2004. Mr. Blevi has held his current position of General Manager of the European region since January 2000. He also exercised management oversight responsibilities for the aerogel product line from early 2003 to March 2007.

William J. Brady, age 46, is Executive Vice President and General Manager of Cabot’s Carbon Black Business. Mr. Brady joined Cabot in 1986 as a salesperson for the special blacks product line, which is now part of performance products. From 1989 until 1997, Mr. Brady held a variety of special blacks-related management positions, including Business Manager for Japan from 1993 to 1997. In March 1997, he was named General Manager of special blacks, a position he held until January 2000. Mr. Brady was also appointed Vice President of Cabot in March 1997. From January 2000 to July 2003, Mr. Brady served as General Manager of the fumed metal oxides product line. Mr. Brady was appointed Executive Vice President in March 2003, named General Manager of Cabot’s Carbon Black Business in July 2003, and also served as General Manager of inkjet colorants from July 2004 to November 2005.

Jonathan P. Mason, age 49, is Executive Vice President and Chief Financial Officer. Mr. Mason joined Cabot as Chief Financial Officer in January 2006 and was appointed Executive Vice President in March 2006. Prior to joining Cabot, Mr. Mason had served since March 2005 as Vice President of Finance and Treasurer of International Paper, a global forest products, paper and packaging company. From 2000 to

March 2005, he was Chief Financial Officer of Carter Holt Harvey, a global paper company in Auckland, New Zealand, which was partially owned by International Paper during those years. Before joining International Paper, Mr. Mason worked for ExxonMobil between 1985 and 1990 in various roles in its Treasury Department.

Brian A. Berube, age 45, is Vice President and General Counsel. Mr. Berube joined Cabot in 1994 as an attorney in Cabot’s law department and became Deputy General Counsel in June 2001. Mr. Berube was appointed Vice President in March 2002 at which time he was also named Business General Counsel. Mr. Berube has been General Counsel since March 2003.

Eduardo E. Cordeiro, age 40, is Vice President and General Manager of Cabot’s Supermetals Business. Mr. Cordeiro also co-manages CSMP. Mr. Cordeiro joined Cabot in 1998 as Manager of Corporate Planning and served in that position until January 2000. Mr. Cordeiro was Director of Finance and Investor Relations from January 2000 to March 2002, Corporate Controller from March 2002 to July 2003, and General Manager of the fumed metal oxides product line from July 2003 to January 2005. Mr. Cordeiro was appointed Vice President in March 2003 and General Manager of the Supermetals Business in January 2005.

Ravijit Paintal, age 46, is Vice President and General Manager of the Metal Oxides Business. Mr. Paintal joined Cabot in January 2003 as a member of Cabot’s Corporate Planning group and became General Manager of the aerogel product line in August 2003, a position he held until March 1, 2007. Mr. Paintal was appointed General Manager of fumed metal oxides in January 2005 and Vice President in March 2005. Before joining Cabot, Mr. Paintal worked with the Boston Consulting Group as a management consultant and with Schlumberger Oilfield Services in various international positions.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Cabot’s common stock is listed for trading (symbol CBT) on the New York Stock Exchange. As of November 26, 2007, there were approximately 1,170 holders of record of Cabot’s common stock. The tables below show the high and low sales price for Cabot’s common stock for each of the fiscal quarters ended December 31, March 31, June 30, and September 30 and the quarterly cash dividend paid on Cabot’s common stock for the past two fiscal years.

Stock Price and Dividend Data

	December	March	June	September
Fiscal 2007
Cash dividends per share	$0.18	$0.18	$0.18	$0.18
Price range of common stock:
High	$43.94	$48.50	$49.87	$49.14
Low	$36.54	$43.00	$43.11	$34.48

Fiscal 2006
Cash dividends per share	$0.16	$0.16	$0.16	$0.16
Price range of common stock:
High	$36.88	$39.50	$36.55	$37.34
Low	$30.42	$33.26	$31.48	$30.50

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2007—July 31, 2007	1,074,889	$46.09	1,074,889	3,455,732
August 1, 2007—August 31, 2007	1,957,604	$38.74	1,944,104	1,511,628
September 1, 2007—September 30, 2007	1,024,198	$38.17	1,018,998	5,492,630

Total	4,056,691		4,037,991

(1)

On May 11, 2007, the Company announced publicly that the Board of Directors authorized the Company to repurchase five million shares of the Company’s common stock in the open market or in privately negotiated transactions. On September 14, 2007, the Board of Directors increased the share repurchase authorization to 10 million shares. This authority does not have a set expiration date.

Included in the shares repurchased from time to time by Cabot under the Board’s authorization are shares of common stock repurchased from employees at fair market value to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock and the exercise of stock options. (Shares repurchased from employees in connection with the annual vesting of shares issued under our LTI program, which occurs each May, are separately authorized by the Board and excluded from the standing repurchase authorization.) During the fourth quarter of fiscal 2007, of the 4,037,991 shares repurchased pursuant to the Board’s authorization, 4,032,500 were repurchased on the open market and 5,491 were repurchased from employees to satisfy tax withholding obligations. The average price paid for those shares was $40.69 and $40.83, respectively.

From time to time, the Company also repurchases shares of unvested restricted stock from employees whose employment is terminated before such shares vest. These shares are repurchased pursuant to the terms of the Company’s equity incentive plans and are not included in the shares repurchased under the Board’s authorization. During the fourth quarter of fiscal 2007, the Company repurchased 18,700 forfeited shares pursuant to the terms of its equity incentive plans. The purchase price for these repurchased shares was the employee’s original purchase price for the stock, which under the terms of the Company’s long term incentive compensation program since 1999 has been an amount equal to 30% of the fair market value of such shares on the date of grant. The average price per share paid for these forfeited shares was $9.73.

Item 6.	Selected Financial Data

Years Ended September 30
2007	2006	2005	2004	2003
(Dollars in millions, except per share amounts and ratios)
Consolidated Net Income (Loss)
Net sales and other operating revenues	$2,616	$2,543	$2,125	$1,934	$1,795

Gross profit	505	419	433	477	422
Selling and administrative expenses	249	235	240	217	251
Research and technical expense	69	58	59	53	64
Goodwill and long-lived asset impairment charge	—	—	211	—	—

Income (loss) from operations(a)	187	126	(77)	207	107
Net interest expense and other income (charges)(b)	(19)	(29)	(16)	(43)	(13)

Income (loss) from continuing operations	168	97	(93)	164	94
Benefit (provision) for income taxes(c)	(38)	(9)	45	(39)	(17)
Equity in net income of affiliated companies	12	12	12	6	5
Minority interest	(15)	(12)	(12)	(9)	(7)
Income from operations of discontinued businesses	2	2	—	2	5
Charges from cumulative effect of changes in accounting principles	—	(2)	—	—	—

Net income (loss)	$129	$88	$(48)	$124	$80

Common Share Data
Diluted net income (loss):
Continuing operations	$1.87	$1.28	$(0.84)	$1.79	$1.08
Discontinued operations:
Income from operations of discontinued businesses	0.03	0.03	—	0.03	0.06
Loss from cumulative effect of changes in accounting principles	—	(0.03)	—	—	—

Net income (loss)	$1.90	$1.28	$(0.84)	$1.82	$1.14

Dividends	$0.72	$0.64	$0.64	$0.60	$0.54
Closing prices	$35.53	$37.20	$33.01	$38.57	$28.51
Average diluted shares outstanding—millions(d)	68	68	60	68	70
Shares outstanding at year end—millions(e)	65	64	63	63	62

Consolidated Financial Position
Total current assets	$1,275	$1,255	$1,246	$1,171	$1,108
Net property, plant and equipment	1,016	964	834	920	916
Other assets	345	315	294	335	301

Total assets	$2,636	$2,534	$2,374	$2,426	$2,325

Total current liabilities	$547	$505	$433	$372	$376
Long-term debt	503	459	463	506	516
Other long-term liabilities and minority interest	392	374	379	357	354
Stockholders’ equity	1,194	1,196	1,099	1,191	1,079

Total liabilities and stockholders’ equity	$2,636	$2,534	$2,374	$2,426	$2,325

Working capital	$728	$750	$813	$799	$732

Selected Financial Ratios
Income (loss) from continuing operations as a percentage of sales	6%	4%	(4)%	8%	5%
Return on average stockholders’ equity(f)	11%	9%	(4)%	11%	8%
Net debt to capitalization ratio	25%	22%	24%	24%	22%
Earnings to fixed charges ratio	5	x	4	x	(1	)x	6	x	4	x
Return on investment(g)	10%	7%	(1)%	10%	7%

(a)

Income from operations for 2007 include charges of $12 million for legal reserves, $8 million and $1 million for the closure of our carbon black facilities in Waverly, West Virginia and Altona, Australia, respectively, $3 million for global restructuring initiatives, $6 million for environmental reserves and settlement and $4 million related to the acquisition of substantially all of the assets of AP Materials, Inc. Income from operations for 2006 includes charges of

$10 million for the global restructuring, $11 million of charges related to the closure of our Altona facility, $3 million for cost reduction initiatives and a $27 million payment to Sons of Gwalia. Loss from operations for 2005 includes charges of $16 million for restructurings and $15 million of charges for cost reduction initiatives in the Supermetals Business. Income from operations for 2004 includes a charge of $6 million for restructurings, income of $2 million for a reduction of the respirator reserve and income of $1 million for other recoveries. Income from operations for 2003 includes charges of $51 million for restructurings, $14 million for acquired in-process research and development, $20 million for a reserve for respirator claims, $4 million for asset impairments and proceeds of $4 million for insurance recoveries.

(b)

Net interest expense and other income (charges) for 2007 include foreign currency gains of approximately $8 million. Net interest expense and other income (charges) for 2006 includes a $8 million charge related to a foreign currency translation adjustment write-off due to the substantial liquidation of our Altona, Australia entity. Other income (charges) for 2005 includes $2 million of insurance recoveries and $2 million of income related to foreign currency translation adjustments. Other income (charges) for 2004 include charges of $12 million for an investment impairment and $3 million for foreign currency translation adjustments. Other income (charges) for 2003 includes a $22 million charge for the impairment of two investments and proceeds of $35 million for the sale of an equity interest in an investment.

(c)

The Company’s tax rate for 2007 was a provision of 23%, which includes $3 million in tax benefits resulting from the settlement of various tax audits during the year. The Company’s tax rate for 2006 was a provision of 9%, which includes a $18 million tax benefit from the settlement of various tax audits during the year. The Company’s tax rate for 2005 was a benefit of 48%, which includes the effect of a $23 million tax settlement benefit. For fiscal years 2004 and 2003, the Company’s tax rate was a provision of 24% and 18%, respectively.

(d)

The weighted average common shares outstanding for the fiscal year ended September 30, 2005 excludes approximately 8 million shares as those shares would have had an antidilutive effect due to the Company’s net loss position.

(e)

The shares outstanding as of September 30, 2007 reflect the issuance in July 2007 of approximately 4.7 million shares of common stock upon the conversion of our outstanding shares of Series B Convertible Preferred Stock and the repurchase of approximately 4.6 million shares of common stock during fiscal 2007.

(f)

Return on average stockholders’ equity is calculated using net income excluding minority interest expense divided by the average stockholders’ equity plus minority interest. This presentation changed slightly from prior years as minority interest expense has been added back to net income for consistency.

(g)

Return on investment is calculated using net income excluding after-tax net interest income and expense and minority interest expense, divided by the average total debt and stockholders’ equity plus minority interest less the average cash and marketable securities during the periods presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cabot’s strategy focuses on optimizing our core businesses and product lines (rubber blacks, performance products, fumed metal oxides and the Supermetals Business) and investing the cash and intellectual resources they generate in new businesses and product lines (inkjet colorants, aerogel, the Specialty Fluids Business and Superior MicroPowders).

Drivers of demand and key factors impacting our profitability differ by business and product line. Demand for carbon black is driven primarily by vehicle miles driven and general economic conditions that influence the consumption of products that are produced using carbon black. Regional demand is influenced by shifts in demand from mature to emerging markets. Rubber blacks’ and performance products’ results have been driven by changes in raw material costs, by our ability to obtain sales price increases for our products commensurate with increases in raw material costs and by global and regional capacity utilization. Inkjet colorants’ demand and results have been driven by a relative increase of printer platforms using our pigments at both new and existing OEM customers and by the inkjet printer cartridge aftermarket. Over the past several years advances in inkjet technology, including printheads and high efficiency colorants, have enabled inkjet cartridge manufacturers to achieve similar print quality with less ink, leading to a decreased demand for inkjet pigments.

Demand for fumed metal oxides is largely driven by the construction, automotive and electronics industries, by general consumer product growth and by increasing demand for our products in emerging markets. Fumed metal oxides results have been driven by our traditional silicones and electronics market segments, by growth in emerging markets and by global fumed silica capacity utilization.

In the Supermetals Business, demand for tantalum is largely driven by the number of electronic devices produced using tantalum capacitors versus competing materials. Over the past several years capacitors have been made using high efficiency powders that require a lower volume of tantalum powder to achieve the same capacitance. Since 2004, sales in the Supermetals Business have been transitioning from principally those under fixed-price, fixed-volume contracts to market-based arrangements. This transition was completed in December 2006. In fiscal year 2007, sales under these fixed-price contracts accounted for 14% of sales in the Supermetals Business; this compares to 30% in 2006 and 56% in 2005. Profitability for the Business has largely been determined by the pricing and volume commitments under these supply contracts, by our ability to replace contracted volumes with market-based sales, by the cost of ore under our long-term raw materials supply contract and by our ability to implement cost reduction initiatives.

Cesium formate demand is primarily driven by the level of drilling of high pressure oil and gas wells and by the petroleum industry’s acceptance of our product as a drilling and completion fluid for this application. Results in the Specialty Fluids Business have been driven by the size and type of jobs, by the percentage of our total available fluid being utilized in any given period in our principal North Sea market and by our ability to expand the usage of our fluids outside of the North Sea. Aerogel and Superior MicroPowders are both in early formative stages and do not currently generate material revenue.

During 2007, our Carbon Black Business experienced solid volume growth in rubber blacks and performance products, but was unfavorably impacted by significant weakness in the inkjet colorants’ aftermarket market segment. This volume increase coupled with the positive impact of pricing relative to our raw material costs increased profitability. In the Metal Oxides Business, our fumed metal oxides product line experienced solid volume growth and high plant utilization, including the benefit of operating our fumed silica plant in China, which commenced operations in the second half of 2006. These factors coupled with a reduction in the unfavorable earnings impact from our aerogel product line led the Business to significant increases in profitability. The Supermetals Business was unfavorably impacted by lower prices and volumes during the year and by higher raw material costs under our long term tantalum ore supply contract. During the year, however, this Business continued to reduce its inventory levels, generating $30 million of cash. In the Specialty Fluids Business, increased drilling activity, particularly in the North

Sea, resulted in higher fluid utilization and increased profitability. We also expanded our geographic reach, increasing the number of wells using our fluid outside of the North Sea.

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

We offer certain customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction of sales at the time revenue is recognized based on historical experience. Rebates are estimated and recorded based primarily on historical experience and contractual obligations. We review the estimates for discounts and volume rebates, and the assumptions underlying the estimates are modified to reflect changes in facts and circumstances as appropriate. This estimation process introduces some uncertainty as to the amount of revenue we recognize. Refinements to the initial estimates can result in increases or decreases to revenue and thus directly impact our earnings and cash flows. Such changes in our estimates have historically not been material.

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and other economic information on both a historical and prospective basis. Additionally, we estimate sales returns based on historical trends in our customers’ product returns. While bad debt write-offs and product returns have not been significant historically, if there is a deterioration of a major customer’s credit-worthiness, actual defaults are higher than our previous experience or actual returns do not reflect historical trends, our estimates of the recoverability of the amounts due to us and our sales would be adversely affected, which may reduce our earnings.

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) inventory method. Had we used the first-in, first-out (“FIFO”) inventory method instead of the LIFO method for such inventories, the value of those inventories would have been $95 million and $76 million higher as of September 30, 2007 and 2006, respectively. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method. In periods of rapidly rising or declining prices, the inventory method we employ can have a significant impact on our profitability. (For example, the significant increase in oil prices recently caused our reported cost of sales in our Carbon Black Business to be higher than they would have been had we used a different inventory valuation method.) Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales. If, however, we were using a FIFO method, our purchases from 60 days ago, which were at lower prices, would instead be the first charged to cost of sales. The opposite result occurs should there be a rapid decline in prices.

We review inventory for potential obsolescence recoverability periodically. In this review, we make assumptions about the future demand for and market value of the inventory and based on these assumptions estimate the amount of any obsolete, unmarketable or slow moving inventory. We write down our inventories for estimated obsolescence or unsaleable inventory by an amount equal to the difference between the cost of inventory and the estimated market value. In cases where the market value of inventories is below cost, the inventory is adjusted to its market value. Historically, such write-downs have not been significant. If actual market conditions are less favorable than those projected by management at the time of the assessment, additional inventory write-downs may be required, which could reduce our gross profit and our earnings.

Stock-based Compensation

Since October 1, 2005, we have followed the methodology set forth in FAS No. 123 “Share-Based Payments” (“FAS 123(R)”), using the modified prospective approach to account for all of our stock-based awards. Historically, we have issued significantly more shares of restricted stock than stock options under our equity compensation plans. Restricted stock awards, whether accounted for under FAS 123(R) or the previous standard, Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” generally result in a charge to the consolidated statement of operations. Accordingly, the impact of FAS 123(R) on our comparative results over a period of years is not significant. The fair value of restricted stock is based on intrinsic value at the grant date and is recognized as expense over the service period, which generally represents the vesting period.

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

Goodwill and Other Intangible Assets

We perform an impairment test for goodwill at least annually and when events or changes in business circumstances indicate that the carrying value may not be recoverable. To test whether an impairment exists, the fair value of the applicable reporting unit is estimated based on discounted future cash flows. The calculation of fair value is sensitive to both the estimated future cash flows and the discount rate applied to those cash flows. The assumptions used to estimate the discounted cash flows are based on management’s best estimates about selling prices, production and sales volume, costs, future growth rates, capital expenditures and market conditions over an estimate of the remaining operating period at the reporting unit. The discount rate is based on the weighted average cost of capital that is determined by evaluating the risk-free rate of return, cost of debt and expected equity premiums. If an impairment exists, a loss to write down the value of goodwill to its implied fair value is recorded. While this would have no direct impact on our cash flows, it would reduce our earnings.

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

We make various estimates and assumptions when analyzing whether there is an impairment of our long-lived assets, excluding goodwill and long-term investments. These estimates and assumptions include determining which cash flows are directly related to the potentially impaired asset, the useful life of the asset over which the cash flows will occur, their amounts and the asset’s residual value, if any. An asset impairment exists when the carrying value of the asset is not recoverable based on the undiscounted estimated cash flows expected from the asset. The impairment loss is determined by the excess of the asset’s carrying value over its fair value. Our estimated future cash flows reflect management’s assumptions about selling prices, production and sales volume, costs, and market conditions over an estimate of the remaining useful life of the asset. While an impairment charge would have no direct impact on our cash flows, it would reduce our earnings.

The fair values of long-term investments are dependent on the financial performance of the entities in which we invest and the external factors inherent in the markets in which these entities operate. We consider these factors as well as the forecasted financial performance of the investment entities when assessing the potential impairment of these investments.

Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, short-term and long-term debt, and derivative instruments. The carrying values of our financial instruments approximate fair value, with the exception of certain long-term debt that has not been designated with a fair value hedge. This portion of long-term debt is recorded at face value. The fair values of our derivative instruments are based on quoted market prices. We use derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates and foreign currency exchange rates, which exist as part of our on-going business operations. We do not enter into contracts for speculative purposes nor do we hold or issue any financial instruments for trading purposes.

All derivatives are recognized on the consolidated balance sheets at fair value. The changes in the fair value of derivatives are recorded in either earnings or other comprehensive income, depending on whether or not the instrument is designated as part of a hedge transaction and, if designated as part of a hedge transaction, the type of hedge transaction. The gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings.

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

Pensions and Other Postretirement Benefits

We maintain both defined benefit and defined contribution plans for our employees. In addition, we provide certain postretirement health care and life insurance benefits for our retired employees. Plan obligations and annual expense calculations are based on a number of key assumptions. The assumptions, which are specific for each of our U.S. and foreign plans, are related to both the assets we hold to fund our plans (where applicable) and the characteristics of the benefits that will ultimately be provided to our employees. The most significant assumptions relative to our plan assets include the anticipated rates of return on these assets. Assumptions relative to our pension obligations are more varied; they include estimated discount rates, rates of compensation increases for employees, mortality, employee turnover and other related demographic data. Projected health care and life insurance obligations also rely on the above mentioned demographic assumptions and assumptions surrounding health care cost trends.

We compute our recorded obligations globally in accordance with generally accepted accounting principles in the United States. Under such principles, if actual results differ from what is projected, the differences are generally accumulated and amortized over future periods and could therefore affect the recognized expense and recorded obligation in such future periods. However, cash flow requirements may be different from the amounts of expense that are recorded in the consolidated financial statements.

Self-Insurance Reserves

We are partially self-insured for certain third party liability, workers’ compensation and employee health benefits in the United States and Canada. The third party and workers’ compensation liabilities are managed through a wholly-owned insurance captive and the related liabilities are included in the consolidated financial statements. We have accrued amounts equal to the actuarially determined liabilities. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs and changes in actual experience could cause these estimates to change and impact our earnings and cash flows.

Asset Retirement Obligations

We account for asset retirement obligations in accordance with FAS No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”), and Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). Pursuant to FAS 143, companies are required to estimate incremental costs for special handling, removal and disposal costs of materials that may or will give rise to conditional asset retirement obligations (“AROs”) and then discount the expected costs back to the current year using a credit adjusted risk-free rate. FIN 47 clarified that ARO liabilities and costs must be recognized when the timing and/or settlement can be reasonably estimated. If it is unclear when, or if, an ARO will be triggered, companies are required to use probability weightings for possible timing scenarios to determine the amounts that should be recognized in their financial statements.

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

AROs have not been recognized for certain of our facilities because either the present value of the obligation cannot be reasonably estimated due to an indeterminable facility life or we do not have a legal obligation associated with the retirement of those facilities. In most circumstances where AROs have been recorded, the anticipated cash outflows will likely take place far into the future. Accordingly, actual costs and the timing of such costs may vary significantly from our estimates, which may, in turn, impact our earnings. In general, however, when such estimates change, the impact is spread over future years and thus the impact on any individual year is unlikely to be material.

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

Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of other parties who contribute to the settlement of respirator claims, (viii) a change in the availability of American Optical’s insurance coverage, and (ix) a determination that our interpretation of the contractual obligations on which we have estimated our share of liability is inaccurate. While we believe the current best estimate is recorded, we cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims.

Additionally, if the timing of actual payments made for environmental remediation or respirator claims differs significantly from our estimated payment schedules, and we could no longer reasonably predict the timing of such payments, we could then be required to record the reserve amounts on an undiscounted basis on our consolidated balance sheets, causing an immediate impact to our earnings.

Income Taxes

Our business operations are global in nature and we are subject to taxes in numerous jurisdictions. Tax laws and tax rates vary substantially in these jurisdictions and are subject to change given the political and economic climate in those countries. We file our tax returns in accordance with our interpretations of each jurisdiction’s tax laws.

Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities. In the ordinary course of our business, there are operational decisions, transactions, facts and circumstances, and calculations in which the ultimate tax determination is not certain. Furthermore, our tax positions are periodically subject to challenge by taxing authorities throughout the world. Where appropriate, we reserve for tax matters when we believe that the likelihood of an incremental liability being incurred is probable in accordance with the provisions of FAS No. 5, “Accounting for Contingencies” (“FAS 5”) and FAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Any significant impact as a result of changes in underlying facts, law, tax rates, tax audit, or review could lead to adjustments to our income tax expense, our effective tax rate, or our cash flow. For example, a 1% change in our effective tax rate would change income tax expense for the fiscal year ended September 30, 2007 by approximately $2 million.

Additionally, in accordance with FAS 109 we have established valuation allowances against a variety of deferred tax assets, including net operating loss carry-forwards, foreign tax credits, and other income tax credits. Valuation allowances take into consideration our ability to use these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. Our ability to utilize these deferred tax assets is dependent on achieving our forecast of future taxable operating income over an extended period of time. We review our forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our net deferred tax assets. An increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on our earnings in future periods. The release of valuation allowances in periods when these tax attributes become realizable would reduce our effective tax rate.

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

Newly Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007, which will be fiscal 2009 for us. We are evaluating the impact of FAS 159 on our consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair-value measurements have on earnings. The primary areas in which we utilize fair value measures are valuing pension plan assets and liabilities, valuing hedge-related derivative financial instruments, allocating purchase price to the assets and liabilities of acquired companies, and evaluating long-term assets for potential impairment. FAS 157 does not require any new fair value measurements. FAS 157 is effective for us beginning October 1, 2008. We are evaluating the impact of FAS 157 on our consolidated financial statements.

In September 2006, the FASB issued FAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”

(“FAS 158”). FAS 158 requires an employer to recognize the funded status of its benefit plans, measured as the difference between plan assets at fair value and the projected benefit obligation, in its consolidated balance sheets. FAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end. As of September 30, 2007, we adopted the balance sheet impact of reflecting the funded status of our plan using the current June 30 measurement date. As required by FAS 158, on or before September 30, 2009, we will change our measurement date to our September 30 year end rather than the current June 30 measurement date. We are continuing to evaluate the impact of the adoption of the change in measurement date related to the second part of FAS 158 on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its consolidated financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether or not to file a return in a particular jurisdiction. Under this new guidance, the consolidated financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering the time value of money. This guidance also revises disclosure requirements and introduces a prescriptive annual, tabular roll-forward of unrecognized tax benefits. FIN 48 is effective for annual periods beginning after December 15, 2006, which will be fiscal 2008 for us. We are continuing to evaluate the impact of FIN 48 on our consolidated financial statements, however a preliminary evaluation indicates that we will record an additional liability in the range of $10 million to $20 million through the consolidated statements of stockholders’ equity in the first quarter of fiscal 2008.

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

Our analysis of financial condition and operating results should be read with our Consolidated Financial Statements and accompanying notes. Unless a calendar year is specified, all references to years in this discussion are to our fiscal years ended September 30.

Fiscal Year 2007 compared to Fiscal Years 2006 and 2005—Consolidated

Net Sales and Gross Profit

	Years Ended September 30
	2007	2006	2005
	(Dollars in millions)
Net Sales	$2,616	$2,543	$2,125
Gross Profit	$505	$419	$433

The $73 million increase in sales in 2007 compared to 2006 was primarily due to higher volumes ($52 million) and the positive effect of foreign currency translation on our selling prices ($79 million), principally resulting from the weakening of the U.S. dollar against the Euro. These factors were partially offset by lower pricing ($44 million), principally resulting from the feedstock related pricing mechanism in our rubber blacks contracts and the transition from contracted to market-based sales in the Supermetals Business. Additionally, we had $25 million of revenue related to our transportation of a third party’s cargo in 2006 that did not reoccur in 2007. In 2006, the $418 million increase in sales compared to 2005 was primarily due to higher volumes ($38 million); higher pricing, principally to keep pace with rising carbon black feedstock costs ($246 million); and the favorable impact of consolidating the results of Cabot Japan ($118 million).

Our gross profit margin was 19% in 2007, 16% in 2006 and 20% in 2005. Gross profit increased in 2007 as the impact of higher volumes and lower relative raw material costs more than offset lower pricing. Gross profit decreased in 2006 compared to 2005 primarily due to higher raw material costs and a $27 million payment made to the Sons of Gwalia. These factors were partially offset by higher prices from feedstock related price increases in rubber blacks and performance products.

Selling and Administrative Expense

	Years Ended September 30
	2007	2006	2005
	(Dollars in millions)
Selling and Administrative Expense	$249	$235	$240

The $14 million increase in selling and administrative expense in 2007 compared to 2006 was primarily due to payments associated with settlements of certain carbon black antitrust litigation ($11 million), which were recorded in the consolidated statement of operations as selling and administrative expense, and the unfavorable impact of foreign currency translation. The $5 million decrease in expense in 2006 compared to 2005 was primarily due to lower administrative costs, principally in our Supermetals Business, and a reduction of costs associated with the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These savings were partially offset by increased spending on initiatives aimed at standardizing our transactional processes and administering certain functional activities through a shared services model.

Research and Technical Expense

	Years Ended September 30
	2007	2006	2005
	(Dollars in millions)
Research and Technical Expense	$69	$58	$59

The $11 million increase in research and technical expense in 2007 compared to 2006 is due primarily to increased spending associated with new business development opportunities ($7 million combined), including: (i) investments in the development of pigments to serve the high speed inkjet market, (ii) the development activities of CSMP, and (iii) increased spending in our rubber blacks and performance products product lines. In addition, research and technical expense in 2007 includes the acquisition of $4 million of in-process research and development technology in the Supermetals Business. The $1 million decrease in 2006 compared to 2005 was primarily due to reduced research and technical spending in the Supermetals Business partially offset by increased spending for CSMP.

Interest and Dividend Income

	Years Ended September 30
	2007	2006	2005
	(Dollars in millions)
Interest and Dividend Income	$10	$5	$6

Interest and dividend income increased by $5 million in 2007 when compared to 2006 due primarily to higher cash balances available for interest earning investments. Interest and dividend income decreased by $1 million in 2006 compared to 2005 due to lower cash available for interest earning investments, primarily in the first half of 2006, and the liquidation of marketable securities in the first quarter of 2006.

Interest Expense

	Years Ended September 30
	2007	2006	2005
	(Dollars in millions)
Interest Expense	$34	$27	$29

Interest expense increased by $7 million in 2007 compared to 2006 primarily driven by a reduction in capitalized interest on capital projects in 2007 (approximately $2 million), the effect of the appreciation of the Euro (approximately $2 million) and an increase in our debt level during the year (approximately $2 million), principally to fund working capital requirements in China. The $2 million decrease in interest expense in 2006 compared to 2005 was due to the repayment of debt in the U.S. that matured in December 2005, and to the capitalization of interest related to the construction of our new facilities in China and the expansion of our existing carbon black facility in Brazil.

Other Income (Charges)

	Years Ended September 30
	2007	2006	2005
	(Dollars in millions)
Other Income (Charges)	$5	$(7)	$7

The $12 million increase in other income was primarily due to foreign currency translation gains of approximately $8 million. The $14 million decrease in other income in 2006 was primarily due to foreign currency transaction losses, including a charge of $8 million for the recognition of cumulative foreign currency translation adjustments related to the substantial liquidation of the legal entity through which we had conducted carbon black operations in Altona, Australia.

Benefit (Provision) for Income Taxes

	Years Ended September 30
	2007	2006	2005
	(Dollars in millions)
Benefit (Provision) for Income Taxes	$(38)	$(9)	$45
Tax Rate on Income (Loss) from Continuing Operations	23%	9%	(48)%

The provision for income taxes was $38 million for fiscal 2007, resulting in an overall 23% tax rate on income from continuing operations. Excluding $3 million in tax benefits resulting from the settlement of various tax audits, our tax rate would have been approximately 25% for fiscal 2007. Our tax rate varies from the U.S. statutory rate of 35% for a variety of reasons. For example, our legal entity structure provided us with a benefit of approximately $16 million (or 10%) from the U.S. statutory rate owing primarily to the recognition of income in jurisdictions with lower tax rates. In addition, we benefited from approximately $4 million (or 2%) of research and experimentation credits.

The provision for income taxes was $9 million for fiscal 2006, resulting in an overall 9% tax rate on income from continuing operations. Excluding $18 million in tax benefits resulting from the settlement of various tax audits, $3 million in tax benefit from the permanent reinvestment of prior year earnings of a non-U.S. subsidiary, and an $8 million translation charge for the substantial liquidation of our Australian entity that was not tax benefited, our tax rate would have been approximately 29%. Our legal entity structure decreased the amount of tax expense from the U.S. statutory rate by approximately $10 million (or 10%).

The benefit for income taxes was $45 million for fiscal 2005, resulting in a 48% overall tax rate on loss from continuing operations. Excluding the $23 million tax settlement in the fourth quarter and the $90 million goodwill impairment and $121 million long-lived asset impairment charges related to the Supermetals Business in the second and fourth quarters, respectively, our tax rate would have been approximately 19% for fiscal 2005. Our legal entity structure decreased the amount of tax expense from the U.S. statutory rate by approximately $15 million (or 13%). In addition, we recorded tax benefits of $7 million (or 6%) for U.S. research and experimentation credits and export incentives.

In the normal course of business, the tax filings of Cabot and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service (“IRS”). The IRS is currently examining our 2003 and 2004 tax years. We have filed our tax returns in accordance with the tax laws in each jurisdiction and maintain tax reserves for differences between tax obligations as reflected in our tax filings and potential final tax obligations for exposures that can be reasonably estimated. If actual results are significantly different from these estimates, our provision for income taxes could be significantly impacted.

In addition, certain Cabot subsidiaries are under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2008 which may impact our tax rate in the periods during which these settlements occur.

We expect our tax rate (that which reflects our fundamental tax structure) for fiscal 2008 to be between 26% and 29%, before the results of several ongoing audits.

Equity in Net Income of Affiliates

Our share of earnings from equity affiliates was $12 million in fiscal 2007, 2006 and 2005, as increased earnings from our affiliates in Mexico, Venezuela and Malaysia have offset the equity earnings of Cabot Japan, which is now consolidated. In November 2005 we began consolidating the results of Cabot Japan as a wholly owned entity as a result of acquiring our joint venture partner’s, Showa Denko K.K.’s, 50% interest in that entity.

Discontinued Operations

In fiscal 2007, we recorded income from discontinued operations of $2 million ($0.03 per diluted common share), which included tax benefits of $3 million relating to legal and tax settlements, offset by a charge of less than $1 million for legal settlements. During fiscal 2006, we recorded income of $2 million ($0.03 per diluted common share) relating to favorable tax settlements. We did not record income or charges related to discontinued operations in 2005.

Net Income (Loss)

We reported net income for 2007 of $129 million ($1.90 per diluted common share) compared to net income of $88 million ($1.28 per diluted common share) in 2006 and a net loss of $48 million (a loss of $0.84 per common share) in 2005.

Fiscal Year 2007 compared to Fiscal Years 2006 and 2005—By Business Segment

The following discussion of our results includes information on our reportable segment sales and operating profit before taxes (“PBT”). We use segment PBT to measure our consolidated operating results and to assess segment performance. This discussion has been prepared on a basis consistent with segment reporting as outlined in Note U of the Consolidated Financial Statements. (Refer to Note U of the Consolidated Financial Statements for a definition of segment PBT and additional segment information.) When explaining the changes in our PBT period on period, we use several terms. The term “fixed costs” means fixed manufacturing costs, including utilities. The term “inventory related charges” means differences attributable to items such as (i) inventory obsolescence and valuation reserves; (ii) the impact of varying utilization rates on inventory costs; and (iii) other increases or decreases in costs associated with the production of inventory. The term “product mix” refers to the various types and grades of products sold by a particular business or product line during a period, and the positive or negative impact of that mix on the variable margin and profitability of the business or product line.

Total segment PBT, the aggregate of certain items and other unallocated items, and income from continuing operations before income taxes for fiscal years 2007, 2006 and 2005 are set forth in the table below. The details of certain items and other unallocated items are shown in Note U of our Consolidated Financial Statements. These items are not included in segment PBT.

	Years Ended September 30
	2007	2006	2005
	(Dollars in millions)
Total segment PBT	$232	$180	$179

Certain items	(34)	(51)	(242)
Other unallocated items	(30)	(32)	(30)

Income from continuing operations before income taxes	$168	$97	$(93)

The $52 million increase in total segment PBT in 2007 was primarily driven by higher volumes ($26 million) and the favorable impact of pricing relative to our raw material costs (net favorable impact of $24 million). The $1 million increase in total segment PBT in 2006 compared to 2005 primarily relates to higher volumes in our principal product lines ($21 million); lower manufacturing, administrative and fixed costs ($40 million combined); and the favorable impact of our acquisition and consolidation of the results of Cabot Japan ($12 million). These factors were partially offset by the unfavorable impact of raw material costs relative to pricing ($74 million).

Other unallocated items

Details of other unallocated items for fiscal years 2007, 2006 and 2005 are shown below and in Note U of our Consolidated Financial Statements. These items are not included in segment PBT.

	Years Ended September 30
	2007	2006	2005
	(Dollars in millions)
Interest expense	$(34)	$(27)	$(29)
Equity in net income of affiliated companies	(12)	(12)	(12)
Foreign currency transaction gains (losses)	8	(2)	2
Other unallocated income	8	9	9

Total other unallocated items	$(30)	$(32)	$(30)

Carbon Black Business

Segment sales and PBT for the Carbon Black Business for fiscal years 2007, 2006 and 2005 are as follows:

	Years Ended September 30
	2007	2006	2005
	(Dollars in millions)
Segment Sales	$2,005	$1,917	$1,490
Segment PBT	$156	$101	$94

The $88 million increase in sales in the Carbon Black Business in 2007 compared to 2006 was primarily due to stronger volumes ($63 million) in the rubber blacks and performance products product lines and the positive effect of foreign currency translation on our rubber blacks’ and performance products’ selling prices ($72 million), which was principally related to the weakness of the U.S. dollar against the Euro. These factors were partially offset by lower pricing ($24 million) from the feedstock related pricing mechanism in our rubber blacks contracts. Additionally, we experienced $25 million of revenue associated with our transportation of cargo for a third party in 2006 that did not reoccur in 2007. In 2006, the $427 million increase in sales in the Carbon Black Business from 2005 was primarily due to higher selling prices associated with feedstock driven price increases ($284 million), the favorable impact of our acquisition and consolidation of the results of Cabot Japan ($118 million), higher volumes in rubber blacks and inkjet colorants ($22 million) and the positive impact of foreign currency translation ($7 million).

The $55 million increase in PBT in the Carbon Black Business in 2007 compared to 2006 is primarily due to the positive impact of pricing relative to our raw material costs (net favorable impact of $50 million) in the rubber blacks and performance products product lines, and higher volumes ($20 million). The Business experienced higher fixed costs ($12 million) associated with operating manufacturing units for the full year of 2007 that were not fully operational in 2006, including increased capacity in our inkjet colorants product line to serve the high speed market that was not fully utilized during the year. Additionally, higher technical expenses, principally from increased investment in new business development activities unfavorably impacted the Business during 2007 ($4 million). The $7 million increase in PBT in the Carbon Black Business in 2006 compared to 2005 was primarily due to strong demand in our rubber blacks and inkjet colorants product lines leading to higher volumes ($11 million), the positive effects of our acquisition and consolidation of the results of Cabot Japan ($12 million) and the positive impact of inventory related charges ($9 million). These factors were partially offset by raw material cost increases, principally in our rubber blacks product lines, that could not be fully offset by price increases (net unfavorable impact of $8 million); higher selling, technical and administrative costs ($10 million); higher costs associated with our CSMP business development activities; and an increase in fixed costs ($6 million), including those associated with new production capacity in our inkjet colorants product line that was not fully commercially utilized.

Product Line Sales Summary

The following table sets forth sales by product line for the Carbon Black Business for fiscal years 2007, 2006 and 2005:

	Years Ended September 30
	2007	2006	2005
	(Dollars in millions)
Rubber blacks	$1,416	$1,378	$976
Performance products	541	488	469
Inkjet colorants	46	47	39
CSMP	2	4	6

Total Carbon Black Business Sales	$2,005	$1,917	$1,490

Rubber blacks

Volumes grew by 4% during 2007 due principally to growth in China and other emerging markets more than offsetting weakness in the North American region. During the year we announced our intention to close our Waverly, West Virginia carbon black manufacturing plant as a result of declining demand driven by weakness in the North American tire industry. During 2007 performance in the business improved due to strong volumes, the impact of previously announced cost reduction efforts and increased prices on our non-contracted business. Despite a feedstock related benefit in the first half of the fiscal year, the time lag of the feedstock related pricing mechanism on our contracted business negatively impacted performance during the second half of the year. During 2006 strong volumes and price increases in both our contracted and non-contracted business offset higher feedstock and natural gas costs allowing us to maintain relatively stable unit margins. Additionally, the results of Cabot Japan had a positive impact on the product line in 2006.

In order to adjust for changes in feedstock costs and maintain margins over time, we have pricing formulas in our annual and long-term supply contracts. Most of our contracts provide for a price adjustment on the first day of each quarter to account for changes in feedstock costs and, in some cases, changes in other relevant costs. The feedstock adjustments are calculated in the month prior to the beginning of the three-month period in which the price change is effective, and typically are based upon the average of a relevant index over the prior three-month period. Because of these provisions, there is a lag between the time when we incur raw material costs and the time when changes in those costs are reflected in the contract pricing. In periods of volatility in feedstock costs, this lag can cause fluctuations in our financial results, as has been the case over the past few years.

Performance products

In 2007, volumes increased by 2% compared to 2006 due to strong demand. The performance of the product line was favorably impacted by price increases during the year in the face of rising feedstock costs. During 2006, volumes decreased by 5% primarily due to a decline in volume in our lower margin, non-contracted business resulting from price increases we implemented to respond to rising raw material costs. The profitability of the product line was negatively impacted by higher raw material and energy costs and by the unfavorable impact of foreign currency translation adjustments.

During fiscal 2007, we completed the construction of a performance products manufacturing unit at our plant in Tianjin, China with a nameplate capacity of approximately 20,000 metric tons. The unit became operational in September 2007.

Inkjet colorants

Inkjet colorants volumes declined by 4% in 2007 compared to 2006. The product line experienced increased demand in the OEM segment of the small office, home office (SOHO) market and in the high speed market segment. These increases were not enough, however, to offset significant weakness in the aftermarket segment of the SOHO market. The aftermarket has been unfavorably impacted by aggressive competition from the OEM cartridge manufacturers and by improved ink efficiencies, which has led to the use of less ink per cartridge, depressing demand. Volumes for 2006 increased by 36% when compared to 2005, with growth in both the OEM and aftermarket segments. The favorable impact of volume increases was partially offset by a decrease in our average selling price due to the continued shift from experimental stage pricing levels to prices more consistent with commercial sales and some lower selling prices as the business matures. Additionally, higher fixed costs resulting from new production capacity that was not fully commercially utilized unfavorably impacted the product line during both the second half of 2006 and the first half of 2007.

During fiscal 2007, we completed the debottlenecking of our manufacturing unit for the production of colorants to serve the high speed inkjet market. The capacity became operational in the fourth quarter of 2007.

Superior MicroPowders

During fiscal 2007, we continued to make progress on various new business development opportunities particularly in the security inks, catalyst and fuel cell areas. The decrease in sales in CSMP from 2005 through 2007 was due to a transition from government sponsored work to commercial sales.

Outlook for 2008

We anticipate carbon black demand to remain strong in all regions outside of North America, where we remain concerned about lower rubber blacks demand because of continued weakness in the tire industry. We also expect continued strong demand in our performance products product line supported by added volume from our new capacity in China. We are cautious with regard to the impact of rising raw material costs on our rubber blacks and performance products product lines. In the inkjet colorants product line, we believe that there will be an eventual recovery in the aftermarket segment, although the timing and magnitude of such a recovery are uncertain. We anticipate continued volume growth for our products that serve the high speed market segment, although we continue to expect growth in this developing market to be slow at first.

Metal Oxides Business

Segment sales and PBT for the Metal Oxides Business for fiscal years 2007, 2006 and 2005 are as follows:

	Years Ended September 30
	2007	2006	2005
	(Dollars in millions)
Segment Sales	$271	$254	$231
Segment PBT	$36	$22	$16

Sales in the Metal Oxides Business increased by $17 million in 2007 compared to 2006 due primarily to higher volumes ($11 million) and the positive impact of foreign currency translation, principally related to the Euro and British pound sterling, on our selling prices ($8 million). In 2006, the $23 million increase in sales in the Metal Oxides Business compared to 2005 was primarily due to higher volumes ($20 million) and a favorable product mix ($3 million) partially offset by the unfavorable impact of foreign currency translation ($2 million).

PBT increased by $14 million during 2007 compared to 2006 due primarily to higher volumes ($8 million) and lower raw material costs ($8 million), partially offset by an unfavorable product mix ($2 million). The $6 million increase in PBT in 2006 in the Metal Oxides Business compared to 2005 was principally due to strong demand in our fumed silica business leading to higher sales volumes ($14 million), which more than offset higher costs ($8 million), principally due to rising energy prices.

Product Line Sales Summary

The following table sets forth sales by product line for the Metal Oxides Business for fiscal years 2007, 2006 and 2005:

	Years Ended September 30
	2007	2006	2005
	(Dollars in millions)
Fumed metal oxides	$270	$253	$231
Aerogel	1	1	—

Total Metal Oxides Business Sales	$271	$254	$231

Fumed metal oxides

The fumed metal oxides product line had a strong 2007 with demand driving a 5% increase in volumes compared to 2006. Additionally, the product line benefited from lower hydrogen and natural gas costs and from the incremental margin associated with operating our manufacturing capacity at high utilization rates during the year, including our new capacity in China. During 2006, the fumed metal oxides product line saw a 9% increase in overall volumes driven by growth in the electronics and niche market segments, which more than offset a decline in volumes in the silicones market segment. This volume growth and strong plant utilization more than offset higher hydrogen and natural gas costs during the year.

Aerogel

During the first fiscal quarter of 2007 we temporarily ceased production at our semi-works facility in Frankfurt, Germany in an effort to reduce costs and inventory levels. As a result of these efforts, as well as modestly increased volumes in the daylighting market segment, the product line reduced its unfavorable impact on PBT from $21 million in 2006 to $16 million in 2007.

In May 2006, we entered into a cross license agreement with Aspen Aerogel, Inc. (“Aspen”) where each party granted certain patent rights to the other. In consideration for use of the patents granted by Cabot, the agreement called for us to receive a total of $8 million of cash in ten equal semi-annual payments beginning on September 1, 2006 and the right to receive equity in Aspen. During the first quarter of fiscal

2007, a dispute arose between the parties over the equity consideration. During the fourth quarter of fiscal 2007, Cabot and Aspen entered into a settlement agreement whereby the equity payment by Aspen to Cabot was eliminated. Under the amended license agreement, we are entitled to payments totaling $38 million. We received $2 million and $1 million in fiscal 2007 and 2006, respectively, of installment payments which have been recorded in earnings. The remaining $35 million is payable in installments over the next six years, and will be recognized in earnings if and when collectibility is reasonably assured.

Outlook for 2008

We anticipate demand for our fumed metal oxides products to remain strong, leading to highly utilized manufacturing capacity during the year. As a result of this strong demand, we are exploring the possibility of further expansion in emerging regions. We continue to work on market development in the aerogel product line.

Supermetals Business

Segment sales and PBT for the Supermetals Business for fiscal years 2007, 2006 and 2005 are as follows:

	Years Ended September 30
	2007	2006	2005
	(Dollars in millions)
Segment Sales	$233	$292	$346
Segment PBT	$15	$41	$52

Over the past several years, both sales and PBT in the Supermetals Business have been unfavorably impacted by the transition from fixed volume, fixed price contracts to market based arrangements, leading to lower prices and volumes. This transition was completed in December 2006 and since then the Supermetals Business has sold its products under market based arrangements. Sales in the Supermetals Business decreased by $59 million in 2007 compared to 2006 and by $54 million in 2006 compared to 2005. Lower tantalum volumes unfavorably impacted sales by $37 million from 2006 to 2007 and by $4 million from 2005 to 2006. Lower tantalum pricing unfavorably impacted sales by $28 million from 2006 to 2007 and by $50 million from 2005 to 2006.

The $26 million and $11 million decrease in PBT in the Supermetals Business from 2006 to 2007 and 2005 to 2006, respectively, was also heavily influenced by the contract transition. The lower volumes unfavorably impacted the Business by $13 million when comparing 2007 to 2006 and by $4 million when comparing 2006 to 2005; the unfavorable impact of lower pricing was $28 million from 2006 to 2007 and $50 million from 2005 to 2006. Cost reduction initiatives undertaken in 2005 favorably impacted manufacturing and administrative costs by $2 million in 2007 compared to 2006 and by $18 million in 2006 compared to 2005. Lower fixed costs benefited the Business results by $22 million in 2007 compared to 2006 and by $36 million in 2006 compared to 2005.

During 2006, we settled our dispute with the Sons of Gwalia over the price we were to pay for tantalum ore under a then existing supply agreement and entered into a new three-year tantalum ore supply agreement incorporating a reduced term. This agreement significantly reduced annual volume commitments but increased prices compared to the prior agreement. In 2006 we made a lump sum payment of $27 million to terminate the prior supply and other related agreements. Higher ore costs impacted the Business by $7 million in 2007 compared to 2006 and by $8 million in 2006 compared to 2005.

During 2005, the Supermetals Business recorded charges associated with the impairment of its long-lived assets (including goodwill) totaling $211 million. Additionally, during 2005, the Supermetals Business recorded a charge of $15 million associated with on-going cost reduction initiatives, including $8 million of asset write-downs associated with management’s decision to stop manufacturing and selling finished tantalum sputtering targets, $3 million of charges related to severance arrangements and $3 million of charges associated with the write-down of assets related to abandoned research and development projects.

Outlook for 2008

Going forward into 2008, sales in the Supermetals Business will no longer benefit from our fixed price and volume supply contracts. The market for tantalum products faces volatility in the coming year due, in part, to ownership changes of both our largest competitor and the largest supplier of raw materials in the industry. We are experiencing an increasingly competitive marketplace, which could unfavorably impact profitability. In addition, our existing long-term raw material contract, which serves a portion of our needs, expires at the end of December 2008. The cost of additional raw material purchases during the year and beyond is uncertain.

Specialty Fluids Business

Segment sales and PBT for the Specialty Fluids Business for fiscal years 2007, 2006 and 2005 are as follows:

	Years Ended September 30
	2007	2006	2005
	(Dollars in millions)
Segment Sales	$58	$44	$40
Segment PBT	$25	$16	$17

The $14 million increase in sales and $9 million increase in PBT during 2007 compared to 2006 was due to an increase in the number of wells using our fluid during the year, both inside and outside the North Sea area. During the year our fluid was used in 31 wells, six of which were outside of the North Sea, compared to 23 wells in 2006, two of which were outside of the North Sea. In 2006, reduced drilling activity in the North Sea decreased PBT by $1 million compared to 2005. Sales increased, however, by $4 million due to a larger percentage of losses by one customer using our fluid, resulting in a higher volume of fluid sold.

Outlook for 2008

We continue to work on market development activities outside of the North Sea. As a result of our success during 2007 and our increased investment in marketing our products outside of the North Sea, we are optimistic about the continued geographic expansion of the Business.

Cash Flow and Liquidity

Overview

Our cash and cash equivalents balances decreased by $35 million during fiscal 2007, from $189 on September 30, 2006 to $154 million on September 30, 2007. In fiscal 2006, these balances increased by $8 million, from $181 million on September 30, 2005 to $189 million on September 30, 2006. The following descriptions of the reasons for these changes in our cash balances refer to the various sections of our Consolidated Statements of Cash Flows, which appears in Item 8 of this report.

Cash Flows from Operating Activities

Cash generated by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $309 million in fiscal year 2007 compared to $252 million in fiscal 2006. The positive cash flow was primarily generated from strong net income. While there were no significant working capital movements in 2007, cash flows in 2006 were (i) negatively impacted by an increase in receivables attributable to feedstock related price increases; and (ii) favorably impacted by inventory reductions in the Supermetals and Carbon Black segments, where we reduced finished product and raw material inventory quantities to offset the escalation in the feedstock costs.

Cash Flows from Investing Activities

Cash flows from investing activities consumed $143 million of cash in fiscal year 2007 compared to $165 million in fiscal 2006. Capital expenditures in fiscal 2007 of $141 million included the initial expenditures related to the construction of energy centers at three of our carbon black facilities and spending to complete the on-going construction of our rubber blacks and performance products units in China. During fiscal 2006, capital expenditures included the new rubber blacks, performance products and fumed metal oxides facilities in China and capacity expansion in our inkjet colorants product line in the U.S. and our rubber blacks manufacturing unit in Brazil. Additionally, during fiscal 2006, we purchased the remaining 50% equity interest in Cabot Japan that we did not previously own for $19 million in cash plus other consideration as discussed in Note B. Capital expenditures for fiscal 2008 are expected to be approximately $225 million compared to $141 million for fiscal 2007.

During 2007, we purchased $95 million and received proceeds of $95 million from short term investments, which were mainly auction rate securities that generally reset every twenty-eight days even though their ultimate maturities are 20 years and longer. During fiscal 2006, we had purchases of $20 million and proceeds of $56 million primarily related to these auction rate securities.

Cash Flows from Financing Activities

Cash flows from financing activities consumed $211 million in fiscal 2007 compared to $82 million in fiscal 2006. In both years, financing cash flows were primarily driven by changes in our debt position, dividend payments, and repurchases of our common stock. In 2007, proceeds from long-term debt provided $72 million, offset by repayments of $48 million. In addition, $48 million of dividend payments were made in 2007. These dividends were partially offset by proceeds from sales of common stock of $9 million in connection with employee stock option exercises and from sales of restricted stock, and net borrowings of $7 million from notes payable. In 2006, a portion of the change in debt was related to the assumption of debt from Cabot Japan, where we consolidated $26 million of debt when we increased our ownership interest from 50% to 100%. We repaid $25 million of this debt during fiscal 2006.

During fiscal year 2007, we repurchased approximately 4.6 million shares of our common stock on the open market for a total cost of $190 million. As of September 30, 2007, we have approximately 5.5 million shares remaining for repurchase under the Board of Directors’ share repurchase authorization. Additionally, we repurchased approximately 277,000 shares from employees who sold us shares to satisfy tax withholding obligations for a cost of approximately $11 million and approximately 119,000 forfeited shares under our equity incentive plans for a cost of approximately $1 million.

Additionally, we entered into a $5 million loan agreement with the Commonwealth of Pennsylvania related to waste water improvements at one of our sites. As of September 30, 2007, we drew down approximately $3 million against that agreement.

As of September 30, 2007, our long-term debt obligations totaled $518 million, of which $15 million is current. The current portion includes $11 million of debt in China.

In 2007, 2006 and 2005, we paid cash dividends on our common stock of $0.72, $0.64 and $0.64, respectively, per share of common stock.

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

Contractual Obligations

The following table sets forth our long-term contractual obligations which are described in greater detail below.

	Payments Due by Fiscal Year
	2008	2009	2010	2011	2012	Thereafter	Total
	(Dollars in millions)
Contractual Obligations
Purchase commitments	$285	$190	$128	$111	$98	$731	$1,543
Long-term debt(1)	15	38	159	25	40	241	518
Fixed interest on long-term debt(3)	18	18	17	15	13	38	119
Variable interest on long-term debt(2)(3)	10	9	5	3	3	1	31
Operating leases	25	20	13	12	8	39	117

Total	$353	$275	$322	$166	$162	$1,050	$2,328

(1)	Includes capital lease obligations of $2 million over the years presented.
(2)	Variable interest is based on the variable debt outstanding and prevailing variable interest rates as of September 30, 2007.
(3)	Includes the impact of interest rate swaps that either change fixed rates to floating rates or floating rates to fixed rates.

Purchase commitments

We have long-term purchase commitments for raw materials with various key suppliers in the Carbon Black, Metal Oxides and Supermetals Businesses.

Long-term debt and fixed interest

At September 30, 2007, our long-term debt totaled $518 million, which matures at various times over the next twenty years. Of this $518 million, $349 million was issued as fixed interest rate debt and includes the effect of interest rate swaps that change fixed rate to floating rate. These swaps had a total positive fair value of $1 million on September 30, 2007. The weighted-average interest rate on fixed rate long-term debt is 5.2% including the effects of the interest rate swaps. The remaining $169 million of long term debt was issued or was swapped to variable rate debt. This includes $38 million fixed-to-floating swaps on two medium term notes and a fixed-to-floating swap on $35 million of our Eurobond. These swaps had a total negative fair value of $1 million on September 30, 2007. The weighted-average interest rate on variable interest rate long-term debt is 6.3% including the effects of the interest rate swaps and is based on the prevailing variable interest rates as of September 30, 2007.

Under our revolving credit facility we may borrow up to $400 million. The revolving line of credit permits us to borrow funds on an unsecured basis in multiple currencies that are freely tradable and convertible into U.S. dollars at floating interest rates. The credit facility expires in August of 2010. As of September 30, 2007 we have outstanding borrowings of $145 million, and $15 million in standby letters of credit under this agreement. The remaining availability under the revolving credit facility as of September 30, 2007 is approximately $240 million. The credit facility contains various affirmative, negative and financial covenants which are customary for financings of this type, including financial covenants for certain maximum indebtedness and minimum cash flow requirements. As of September 30, 2007, we were in compliance with all of the covenants.

At September 30, 2007, in addition to the $15 million of standby letters of credit issued under our revolving credit facility, we have provided standby letters of credit and bank guarantees totaling $37 million, which expire in fiscal 2008.

A downgrade of one level in our credit rating is not anticipated, but should it occur, it would not affect our ability to borrow money under our revolving credit facility. It could, however, affect the cost of any new funding.

Operating Leases

We have operating leases primarily comprised of leases for transportation vehicles, warehouse facilities, office space, and machinery and equipment.

Restructurings

As of September 30, 2007, we have $4 million of total restructuring costs in accrued expenses in the consolidated balance sheet related to the upcoming closure of our plant in Waverly, West Virginia, our 2006 cost reduction initiatives and our Altona, Australia plant closure. We made cash payments of $12 million during fiscal 2007 related to restructuring costs. We expect to make cash payments related to these restructuring activities of $6 million during fiscal 2008 and $2 million during fiscal 2009.

Employee Benefit Plans

We provide defined benefit plans for all U.S. and some foreign employees. We have an unfunded status as of September 30, 2007 for consolidated defined benefit plans of $13 million and postretirement benefit plans of $103 million. Our U.S. qualified defined benefit plan is overfunded by approximately $24 million.

Cabot’s postretirement benefit plans provide certain health care and life insurance benefits for retired employees. Typical of such plans, the Cabot postretirement plans are unfunded. In the U.S., Cabot established a per retiree cap on the amount Cabot would contribute to retiree medical costs to limit the Company’s financial responsibility for these costs and to mitigate the risk of potential escalation in costs borne by Cabot for retiree medical coverage. We paid benefits under these plans of $6 million in the U.S. and less than $1 million outside of the U.S. during fiscal 2007.

The following table represents the estimated future contributions to our employee benefit plans.

2008(1)
(Dollars in millions)
Foreign defined benefit plans	$13
Supplemental cash balance plan	1
U.S. postretirement benefit plans	8
Foreign postretirement benefit plans	1

Total	$23

(1)	Future contributions under these plans for fiscal 2009 and thereafter cannot be reasonably estimated.

Environmental and Litigation

Cabot has an $11 million reserve as of September 30, 2007 for environmental remediation costs at various sites. These sites are primarily associated with businesses divested in prior years. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Additionally, we have recorded an $18 million reserve for respirator claims as of September 30, 2007. We have other litigation costs associated with lawsuits arising in the ordinary course of business including claims filed against the Company in connection with certain discontinued operations.

The following table represents the estimated future undiscounted payments related to the above items.

	Future Payments by Fiscal Year
	2008	2009	2010	2011	2012	Thereafter	Total
	(Dollars in millions)
Environmental	$2	$2	$2	$2	$2	$3	$13
Litigation—respirator	3	2	2	1	1	17	26

Total	$5	$4	$4	$3	$3	$20	$39

Carbon Black Feedstock Costs

An escalation of carbon black feedstock costs could lead to an increase in our cash requirements. While such increased costs are generally recovered through higher selling prices, there is a period of several months between when cash is paid for inventory purchases and when it is received for subsequent sales. This can lead to temporary uses of working capital.

Cash and Marketable Securities

We have had no material losses on our cash and marketable securities investments during fiscal 2007, and our September 30, 2007 balances correctly reflect the market value of our investments. We have given consideration to the turbulent credit markets in making this assessment.

Repatriation of Foreign Currency

As of September 30, 2007, we had cash at a Venezuelan subsidiary of approximately $12 million which has been translated at the official exchange rate. We continue to be concerned about our ability to repatriate this cash as we have not received approval to formally exchange this cash at the official rate. If we are unable to repatriate this cash at the official exchange rate or if the official exchange rate devalues, we may incur additional reductions to our earnings and cash balances.

Sale of Assets

During the first quarter of fiscal 2008, we completed the sale of the land on which our Altona, Australia carbon black plant was located. The gain on the sale of the land is approximately $13 million, after tax, net of settlement costs. The gain will be recorded during the first quarter of fiscal 2008 and the proceeds are expected to be received during the first quarter of fiscal 2008. Additionally, during the fourth quarter of fiscal 2007 we sold our technical facility building in Leiden, Netherlands, resulting in a gain of approximately $2 million that was recorded during the fourth quarter of fiscal 2007. Proceeds from the sale were received during the first quarter of fiscal 2008.

Outlook

Management expects cash on hand, cash from operations and present financing arrangements, including our unused committed and uncommitted lines of credit, to be sufficient to meet our cash requirements for at least the next twelve months and the foreseeable future.

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

We have policies governing our use of derivative instruments. We do not enter into financial instruments for trading or speculative purposes and all of the derivative instruments we enter into are reviewed and approved by our Financial Risk Management Committee, an internal management committee responsible for overseeing Cabot’s financial risk management policy.

By using derivative instruments, we are subject to credit and market risk. The fair market value of the derivative instruments is determined by a quoted market price and reflects the asset or (liability) position as of September 30, 2007. If a counterparty fails to fulfill its performance obligations under a derivative contract, our credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. We minimize counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. Our exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow.

Interest Rate Risk

As of September 30, 2007, we had long term debt, including the current portion, totaling $518 million, which has both variable and fixed interest rate components. We have entered into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant. We endeavor to maintain a certain fixed-to-floating interest rate mix on our long-term debt. As most of our long term debt was issued at fixed rates, we use interest rate swaps to achieve the desired fixed-to-floating interest rate mix. Additionally, in certain regions where we have stable cash flows and low interest rates relative to the incremental corporate borrowing rate, we generally lock-in a fixed interest rate on our debt in that region. This has been achieved by entering into floating-to-fixed interest rate swap agreements. The table below summarizes the principal terms of our interest rate swap transactions, including the notional amount of the swap, the interest rate payment we receive from and pay to our swap counterparty, the term of the transaction, and its fair market value at September 30, 2007.

Description	Notional Amount	Receive	Pay	Fiscal Year Entered Into	Maturity (Fiscal Year)	Fair Market Value at September 30, 2007
						(USD)
Interest Rate Swaps—Fixed to Variable	USD 8 million	8.28% Fixed	US-6 month LIBOR + 3.14%	2007	2012	—
	USD 30 million	7.18% Fixed	US-6 month LIBOR + 2.42%	2006	2009	—
	USD 35 million	5.25% Fixed	US-6 month LIBOR + 0.62%	2003	2013	(1 million)

Interest Rate Swaps—Variable to Fixed	JPY 9.3 Billion	JPY-6 month LIBOR	0.85% Fixed	2006	2010	1 million

Foreign Currency Risk

Cabot’s international operations are subject to certain risks, including currency exchange rate fluctuations and government actions. In general, we endeavor to match the currency in which we issue debt to the currency of our major, stable cash receipts. In some situations we have issued debt denominated in U.S. dollars and then entered into cross currency swaps that exchange our dollar principal and interest payments into a currency where we expect long-term, stable cash receipts. In one case, we have borrowed against our revolving credit facility in Japanese yen. This debt is designated as a net investment hedge to offset currency fluctuations associated with the investments we have made in our Japanese subsidiaries. The following table summarizes the principal terms of our long-term foreign currency swap transactions, including the notional amount of the swap, the interest rate payment we receive from and pay to our swap counterparty, the term of the transaction and its fair market value at September 30, 2007.

Description	Notional Amount	Receive	Pay	Fiscal Year Entered Into	Maturity (Fiscal Year)	Fair Market Value at September 30, 2007
						(USD)
Cross Currency Swaps	USD 140 million swapped to EUR 124 million	5.25% Fixed	5.0% Fixed	2003	2013	(40 million)
	USD 35 million swapped to EUR 31 million	US-6 month LIBOR	EUR-6 month LIBOR	2003	2013	(9 million)
	USD 41 million swapped to JPY 5.0 Billion	US-3 month LIBOR	JPY-3 month LIBOR + 0.04%	2002	2009	(3 million)

Foreign currency exposures also relate to current assets and current liabilities denominated in foreign currencies other than the functional currency of a given subsidiary as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, we use short-term forward contracts to minimize the exposure to foreign currency risk. These forward contracts typically have a duration of 30 days. In 2007 and 2006, none of our forward contracts were designated as FAS 133 hedging instruments. As of September 30, 2007, we had $13 million in net foreign currency forward contracts, which were denominated in Japanese yen, British pound sterling, Canadian dollar, and Australian dollar.

In certain situations where we have a long-term commitment denominated in a foreign currency we may enter into appropriate financial instruments in accordance with our risk management policy to hedge future cash flow exposures. During 2006, we purchased a series of call options to buy the Australian dollar at agreed strike prices to mitigate the currency risk associated with a three-year tantalum ore supply agreement denominated in Australian dollars. The principal terms of the call options are outlined in the table below.

Description	Notional Amount	Weighted Average Strike Price	Option Frequency	Year Entered Into	Maturity (Fiscal Year)	Fair Market Value at September 30, 2007
AUD Call Options	AUD 67 million	0.748 USD/AUD	Monthly	2006	2009	USD 8 million

Item 8.	Financial Statements and Supplementary Data

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30
	2007	2006	2005
	(In millions, except per share amounts)
Net sales and other operating revenues	$2,616	$2,543	$2,125
Cost of sales	2,111	2,124	1,692

Gross profit	505	419	433
Selling and administrative expenses	249	235	240
Research and technical expenses	69	58	59
Goodwill impairment charge	—	—	90
Long-lived asset impairment charge	—	—	121

Income (loss) from operations	187	126	(77)
Interest and dividend income	10	5	6
Interest expense	(34)	(27)	(29)
Other income (charges)	5	(7)	7

Income (loss) from continuing operations before taxes, equity in net income of affiliated companies and minority interest	168	97	(93)
Benefit (provision) for income taxes	(38)	(9)	45
Equity in net income of affiliated companies, net of tax of $2, $3 and $2	12	12	12
Minority interest in net income, net of tax of $6, $3 and $3	(15)	(12)	(12)

Income (loss) from continuing operations	127	88	(48)
Income from discontinued businesses, net of tax	2	2	—

Income (loss) before cumulative effect of changes in accounting principles	129	90	(48)
Loss from cumulative effect of changes in accounting principles, net of tax of $1	—	(2)	—

Net income (loss)	129	88	(48)
Dividends on preferred stock, net of tax of $1, $1 and $1	(1)	(2)	(3)

Income (loss) available to common shares	$128	$86	$(51)

Weighted-average common shares outstanding, in millions:
Basic	62	60	60

Diluted	68	68	60

Income (loss) per common share:
Basic:
Continuing operations	$2.03	$1.42	$(0.84)
Income from discontinued businesses	0.03	0.03	—

Income (loss) before cumulative effect of changes in accounting principles	$2.06	$1.45	$(0.84)
Loss from cumulative effect of changes in accounting principles	—	(0.03)	—

Net income (loss) per share—basic	$2.06	$1.42	$(0.84)

Diluted:
Continuing operations	$1.87	$1.28	$(0.84)
Income from discontinued businesses	0.03	0.03	—

Income (loss) before cumulative effect of changes in accounting principles	$1.90	$1.31	$(0.84)
Loss from cumulative effect of changes in accounting principles	—	(0.03)	—

Net income (loss) per share—diluted	$1.90	$1.28	$(0.84)

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30
	2007	2006
	(In millions, except share and per share amounts)
Current assets:
Cash and cash equivalents	$154	$189
Short-term marketable securities investments	2	1
Accounts and notes receivable, net of reserve for doubtful accounts of $6 and $6	563	534
Inventories	442	420
Prepaid expenses and other current assets	72	75
Deferred income taxes	35	36
Assets held for sale	7	—

Total current assets	1,275	1,255

Investments:
Equity affiliates	65	59
Long-term marketable securities and cost investments	3	3

Total investments	68	62

Property, plant and equipment	2,823	2,531
Accumulated depreciation and amortization	(1,807)	(1,567)

Net property, plant and equipment	1,016	964

Goodwill	34	31
Intangible assets, net of accumulated amortization of $10 and $9	4	5
Assets held for rent	42	40
Deferred income taxes	120	100
Other assets	77	77

Total assets	$2,636	$2,534

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30
	2007	2006
	(In millions, except share and per share amounts)
Current liabilities:
Notes payable to banks	$67	$58
Accounts payable and accrued liabilities	427	384
Income taxes payable	36	27
Deferred income taxes	2	2
Current portion of long-term debt	15	34

Total current liabilities	547	505

Long-term debt	503	459
Deferred income taxes	16	20
Other liabilities	300	286
Commitments and contingencies (Note S)
Minority interest	76	68
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Series B ESOP Convertible Preferred Stock 7.75% Cumulative:
Authorized: 200,000 shares
Issued: None and 55,895 shares	—	56
Outstanding: None and 38,734 shares (aggregate redemption value of $39 at $1,000 per share)
Less cost of zero and 17,161 shares of preferred treasury stock	—	(38)
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 65,424,674 and 63,579,040 shares	65	64
Outstanding: 65,279,803 and 63,432,651 shares
Less cost of 144,871 and 146,389 shares of common treasury stock	(5)	(5)
Additional paid-in capital	—	7
Retained earnings	1,119	1,160
Deferred employee benefits	(34)	(38)
Notes receivable for restricted stock	(19)	(20)
Accumulated other comprehensive income	68	10

Total stockholders’ equity	1,194	1,196

Total liabilities and stockholders’ equity	$2,636	$2,534

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30
	2007	2006	2005
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$129	$88	$(48)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	149	131	142
Deferred tax (provision) benefit	(27)	2	(57)
Cumulative effect of accounting changes	—	2	—
Equity in net income of affiliated companies	(12)	(12)	(12)
Minority interest in net income	15	12	12
Asset impairment charges	—	8	221
Non-cash compensation	23	26	27
Expense of acquired in-process research and development	4	—	—
Other non-cash charges, net	2	1	(4)
Changes in assets and liabilities, net of acquisitions and the effect of consolidation of equity affiliates:
Accounts and notes receivable	(6)	(58)	(39)
Inventories	(8)	82	(9)
Prepaid expenses and other current assets	16	(22)	5
Accounts payable and accrued liabilities	20	24	26
Income taxes payable	2	(41)	11
Other liabilities	(11)	2	(48)
Cash dividends received from equity affiliates	7	5	3
Other	6	2	(12)

Cash provided by operating activities	309	252	218

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(141)	(188)	(186)
Acquisition of interest in equity affiliate	—	(19)	—
Acquisition of in-process research and development	(4)	—	—
Proceeds from sales of property, plant and equipment	5	9	1
Increase in assets held for rent	(3)	(3)	(4)
Purchase of marketable securities investments	(95)	(20)	(94)
Proceeds from maturity of marketable securities investments	95	56	164

Cash used in investing activities	(143)	(165)	(119)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	70	31	1
Repayments under financing arrangements	(55)	(7)	(7)
Proceeds from long-term debt	72	34	90
Repayments of long-term debt	(47)	(44)	(88)
Increase in notes payable to banks, net	(8)	—	15
Repayments of debt related to Cabot Japan	(1)	(25)	—
Proceeds from cash contributions received from minority interest stockholders	—	2	6
Proceeds from sales of common stock	9	9	5
Purchases of common stock	(202)	(39)	(52)
Cash dividends paid to minority interest stockholders	(12)	(7)	(8)
Cash dividends paid to stockholders	(48)	(43)	(43)
Proceeds from restricted stock loan repayments	11	7	6

Cash used in financing activities	(211)	(82)	(75)

Effect of exchange rate changes on cash	10	3	(2)

Increase (decrease) in cash and cash equivalents	(35)	8	22
Cash and cash equivalents at beginning of year	189	181	159

Cash and cash equivalents at end of year	$154	$189	$181

Income taxes paid	$39	$18	$34
Interest paid	30	28	26
Restricted stock issued for notes receivable, net of forfeitures	10	7	6

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended September 30

(In millions, except shares in thousands)

	Preferred Stock, net of Treasury Stock		Common Stock, net of Treasury Stock		Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Deferred Employee Benefits	Notes Receivable for Restricted Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Cost	Shares	Cost
2005
Balance at September 30, 2004	47	$26	62,893	$58	$52	$1,218	$(49)	$(45)	$(19)	$(50)	$1,191
Net loss						(48)						$(48)
Foreign currency translation adjustments, net of tax of $—										22		22
Changes in unrealized loss on derivative instruments, net of tax of $3										(6)		(6)
Minimum pension liability adjustment, net of tax of $3										(5)		(5)

Other comprehensive income												11

Comprehensive income											(37)	$(37)

Common dividends paid						(40)					(40)
Issuance of stock under employee compensation plans, net of forfeitures			1,280	1	26		(19)		(8)		—
Tax benefit on vesting of restricted stock					2						2
Purchase and retirement of common stock			(1,884)	(2)	(50)						(52)
Preferred stock conversion	(3)	(3)	531	1	2						—
Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit of $1						(3)					(3)
Principal payment by Employee Stock Ownership Plan under guaranteed loan								3			3
Amortization of unearned compensation							27				27
Notes receivable for restricted stock—payments and forfeitures									8		8

Balance at September 30, 2005	44	$23	62,820	$58	$32	$1,127	$(41)	$(42)	$(19)	$(39)	$1,099

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended September 30

(In millions, except shares in thousands)

	Preferred Stock, net of Treasury Stock		Common Stock, net of Treasury Stock		Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Deferred Employee Benefits	Notes Receivable for Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Cost	Shares	Cost
2006
Balance at September 30, 2005	44	$23	62,820	$58	$32	$1,127	$(41)	$(42)	$(19)	$(39)	1,099
Net income						88						$88
Foreign currency translation adjustments, net of tax of $5										29		29
Changes in unrealized gain on derivative instruments, net of tax of $3										6		6
Minimum pension liability adjustment, net of tax of $6										14		14

Other comprehensive income												49

Comprehensive income											137	$137

Common dividends paid						(41)					(41)
Issuance of stock under employee compensation plans, net of forfeitures			1,089	1	42				(10)		33
Purchase and retirement of common and treasury stock			(1,233)	(1)	(38)						(39)
Preferred stock conversion	(5)	(5)	757	1	4						—
Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit of $1						(2)					(2)
Principal payment by Employee Stock Ownership Plan under guaranteed loan								4			4
Reversal of unearned compensation upon the implementation of FAS 123 (R)					(29)	(12)	41				—
Cumulative effect of change in accounting principle					(4)						(4)
Notes receivable for restricted stock—payments and forfeitures									9		9

Balance at September 30, 2006	39	$18	63,433	$59	$7	$1,160	$—	$(38)	$(20)	$10	$1,196

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended September 30

(In millions, except shares in thousands)

	Preferred Stock, net of Treasury Stock		Common Stock, net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Notes Receivable for Restricted Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Cost	Shares	Cost
2007
Balance at September 30, 2006	39	$18	63,433	$59	$7	$1,160	$(38)	$(20)	$10	$1,196
Net income						129					$129
Foreign currency translation adjustment, net of tax of $12									51		51
Change in unrealized gain on derivative instruments, net of tax of $4									8		8
Minimum pension liability, net of tax of $3									6		6

Other comprehensive income											65

Comprehensive income										194	$194

Common dividends paid						(47)				(47)
Issuance of stock under employee compensation plans, net of forfeitures			1,041	1	26			(11)		16
Amortization of share-based compensation					23					23
Tax benefit on vesting of restricted stock					6					6
Purchase and retirement of common and treasury stock			(4,864)	(5)	(96)	(101)				(202)
Preferred stock conversion	(39)	(18)	5,670	5	34	(21)				—
Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit of $1						(1)				(1)
Principal payment by Employee Stock Ownership Plan under guaranteed loan							4			4
Notes receivable for restricted stock—payments and forfeitures								12		12
Effect of the adoption of FAS 158, net of tax of $1									(7)	(7)

Balance at September 30, 2007	—	$—	65,280	$60	$—	$1,119	$(34)	$(19)	$68	$1,194

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note A. Significant Accounting Policies

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The significant accounting policies of Cabot Corporation (“Cabot” or “the Company”) are described below.

Principles of Consolidation

The consolidated financial statements include the accounts of Cabot and its majority-owned and controlled U.S. and non-U.S. subsidiaries. Additionally, Cabot considers consolidation of entities over which control is achieved through means other than voting rights, of which there were none in the periods presented. Intercompany transactions have been eliminated in consolidation.

Basis of Presentation

Certain amounts in the fiscal 2006 and 2005 cash flow presentation have been reclassified to conform to the fiscal 2007 cash flow presentation. There have been no changes to operating, investing or financing cash flows as a result of these reclassifications.

	Year Ended September 30, 2006
	As previously reported	As reclassified
Cash flows from operating activities
Cash dividends received from equity affiliates	$—	$5
Other	7	2

Total	$7	$7

Cash flows from financing activities
Borrowings under financing arrangements	$65	$31
Repayments under financing arrangements	(51)	(7)
Proceeds from long-term debt	—	34
Repayments of long-term debt	—	(44)

Total	$14	$14

	Year Ended September 30, 2005
	As previously reported	As reclassified
Cash flows from operating activities
Cash dividends received from equity affiliates	$—	3
Other	(9)	(12)

Total	$(9)	$(9)

Cash flows from financing activities
Borrowings under financing arrangements	$91	$1
Repayments under financing arrangements	(95)	(7)
Proceeds from long-term debt	—	90
Repayments of long-term debt	—	(88)

Total	$(4)	$(4)

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less at date of acquisition. The cash balance excludes checks issued but not paid of $5 million and $8 million that are included in notes payable to banks on the consolidated balance sheets at September 30, 2007 and 2006, respectively.

Inventories

Inventories are stated at the lower of cost or market. The cost of most U.S. inventories is determined using the last-in, first-out (“LIFO”) method. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the first-in, first-out (“FIFO”) method.

Investments

The Company has investments in equity affiliates and marketable securities. As circumstances warrant, all investments are subject to periodic impairment reviews. Unless consolidation is required, investments in equity affiliates, where Cabot generally owns between 20% and 50% of the affiliate, are accounted for using the equity method. Cabot records its share of the equity affiliate’s results of operations based on its percentage of ownership of the affiliate. Dividends received from equity affiliates are a return on investment and are recorded as a reduction to the equity investment value. All investments in marketable securities are classified as available-for-sale and are recorded at their fair market values with the corresponding unrealized holding gains or losses, net of taxes, recorded as a separate component of other comprehensive income within stockholders’ equity. Unrealized losses that are determined to be other than temporary, based on current and expected market conditions, are recognized in net income. The fair value of marketable securities is determined based on quoted market prices at the balance sheet dates. The cost of marketable securities sold is determined by the specific identification method. Investments that do not have readily determinable market values are recorded at cost. Short-term investments consist of investments in marketable securities with maturities of one year or less.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives. The depreciable lives for buildings, machinery and equipment, and other fixed assets are twenty to twenty-five years, ten to twenty years, and three to twenty-five years, respectively. The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are removed from the consolidated balance sheets and resulting gains or losses are included in income from continuing operations in the consolidated statements of operations.

Expenditures for repairs and maintenance are charged to expenses as incurred. Expenditures for major renewals and betterments, which significantly extend the useful lives of existing plant and equipment, are capitalized and depreciated.

Cabot capitalizes interest cost in accordance with Financial Accounting Standard (“FAS”) No. 34, “Capitalization of Interest Cost.” This statement establishes standards for capitalizing interest cost as part of the historical cost of acquiring and constructing certain assets that require a period of time to get them ready for their intended use. During fiscal years 2007, 2006 and 2005, Cabot capitalized $1 million, $3 million, and $2 million, respectively, of interest cost as part of the cost of constructing manufacturing lines in China, Brazil and the U.S. These amounts will be amortized over the life of the related assets.

Goodwill and Other Intangible Assets

Goodwill is comprised of the cost of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually. The annual review consists of the comparison of each reporting unit’s carrying value to its fair value, which is performed as of March 31. The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates, capital expenditures, discount rates and market conditions over an estimate of the remaining operating period. If an impairment exists, a loss is recorded to write-down the value of goodwill to its implied fair value.

Cabot’s intangible assets are primarily comprised of patented and unpatented technology and other intellectual property. Finite lived intangible assets are amortized over their estimated useful lives. Amortization expense was $1 million in each of fiscal years 2007, 2006, and 2005.

Assets Held for Rent

Assets held for rent represent cesium formate product in the Specialty Fluids Business that will be rented to customers in the normal course of business. Assets held for rent are stated at average cost. At September 30, 2007 and 2006 Cabot had assets held for rent of $42 million and $40 million, respectively.

Assets Held for Sale

Cabot classifies its long-lived assets as held for sale when management commits to a plan to sell the assets, the assets are ready for immediate sale in their present condition, an active program to locate buyers has been initiated, the sale of the assets is probable and expected to be completed within one year, the assets are marketed at reasonable prices in relation to their fair value and it is unlikely that significant changes will be made to the plan to sell the assets. The Company measures the value of long-lived assets held for sale at the lower of the carrying amount or fair value, less cost to sell.

During the fourth quarter of fiscal 2007, the Company classified $7 million of land acquired in connection with the purchase of Showa Cabot K.K. (see further discussion in Note B) as assets held for sale.

Asset Retirement Obligations

Cabot accounts for asset retirement obligations in accordance with FAS No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”) and Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). Pursuant to FAS 143, companies are required to estimate incremental costs for special handling, removal and disposal of materials that may or will give rise to conditional asset retirement obligations (“AROs”) and then discount the expected costs back to the current year using a credit adjusted risk free rate. FIN 47 clarified that ARO liabilities and costs must be recognized when the timing and/or settlement can be reasonably estimated. If it is unclear when or if an ARO will be triggered, companies are required to use probability weighting for possible timing scenarios to determine the amounts that should be recognized in the company’s financial statements. The estimation of AROs is subject to a number of inherent uncertainties including: (a) the timing of when any ARO may be incurred, (b) the ability to accurately identify and reasonably estimate the costs of all materials that may require special handling or treatment, (c) the ability to assess the relative probability of different scenarios which could give rise to an ARO, and (d) other factors outside a company’s control, including changes in regulations, costs and interest rates. AROs have not been recognized for certain of the Company’s facilities because either the present value of the obligation cannot be reasonably estimated due to an indeterminable facility life, or the Company does not have a legal obligation associated with the retirement of those facilities. In most circumstances where AROs have been recorded, the anticipated cash outflows will likely take place far into the future. Accordingly, actual costs and the timing of such costs may vary significantly from the estimates considered by the Company, which may, in turn, impact the Company’s earnings. In general, however, when such estimates change, the impact is spread over future years and thus the impact on any individual year is unlikely to be material.

The Company adopted FIN 47 in the fourth quarter of 2006, which resulted in the recognition of an ARO reserve of $7 million and an after tax charge of $4 million. This charge is reflected as a cumulative effect of a change in accounting principle in the consolidated statements of operations. As of September 30, 2007, the ARO reserves were $10 million. The increase in the reserve during 2007 was due to the accretion of current year costs, as well as changes to certain cost estimates and estimated retirement date of certain facilities. The pro forma effect of applying this guidance in all prior periods presented was determined not to be material.

Impairment of Long-Lived Assets

Cabot’s long-lived assets include property, plant and equipment, long-term investments and intangible assets. The carrying values of long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An asset impairment is recognized when the carrying value of the asset is not recoverable based on the undiscounted estimated future cash flows to be generated by the asset. Cabot’s estimates reflect management’s assumptions about selling prices, production and sales volumes, costs and market conditions over an estimate of the remaining operating period. If an impairment is indicated, the asset is written down to fair value. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when Cabot is no longer using the asset.

Foreign Currency Translation

The functional currency of the majority of Cabot’s foreign subsidiaries is the local currency in which the subsidiaries operate. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet dates. Income and expense items are translated at average monthly exchange rates during the year. Unrealized currency translation adjustments are accumulated as a separate component of other comprehensive income within stockholders’ equity. Realized and unrealized foreign currency gains and losses arising from transactions denominated in currencies other than the subsidiary’s functional currency are reflected in net income with the exception of (i) intercompany transactions considered to be of a long-term investment nature; and (ii) foreign currency borrowings designated as net investment hedges. Gains or losses arising from these transactions are also included as a component of other comprehensive income. Certain gains and losses are offset by derivative instruments held, as discussed in Note K. Included in other charges are net foreign currency transaction gains of $7 million in 2007, losses of $1 million in 2006 and gains of $2 million in 2005. Cabot recorded a loss of $8 million in 2006 and a gain of $2 million in 2005 related to currency translation adjustments recorded upon substantial liquidation of certain Cabot subsidiaries. There were no substantial liquidations of Cabot subsidiaries during 2007.

Financial Instruments

Cabot’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, short-term and long-term debt, and derivative instruments. The carrying values of Cabot’s financial instruments approximate fair value, with the exception of long-term debt that has not been designated with a fair value hedge. This portion of long-term debt is recorded at face value. The fair values of derivative instruments are based on quoted market prices. Derivative financial instruments are used to manage certain of Cabot’s foreign currency and interest rate exposures, which exist as part of the Company’s on-going business operations. Cabot does not enter into financial instruments for speculative purposes, nor does Cabot hold or issue any financial instruments for trading purposes. Derivative financial instruments are accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by FAS No. 138, “Accounting for Derivative Instruments and Hedging

Activities” and related interpretations (“FAS 133”), and are measured and recorded at fair value on the consolidated balance sheets. Cabot formally documents the relationships between hedging instruments and hedged items, as well as its risk management objective.

Hedge accounting is followed for derivatives that have been designated and qualify as fair value, cash flow or net investment hedges. For fair value hedges, the Company records in earnings (i) changes in the fair value of highly effective derivatives and (ii) changes in the fair value of the hedged liabilities that are attributable to the hedged risks. For cash flow hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported in other comprehensive income and changes in the fair value of the ineffective portion are reported in earnings. For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in other comprehensive income while changes in the ineffective portion are reported in earnings. The gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying item. From time to time, the Company may enter into certain derivative instruments that may not be designated as hedges under FAS 133. Although these derivatives do not qualify for hedge accounting, Cabot believes that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in earnings.

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

The Company offers certain of its customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction of sales at the time revenue is recognized and are estimated based on historical experience and contractual obligations. Cabot reviews its estimates for discounts and volume rebates, and the assumptions underlying the estimates are modified to reflect changes in facts and circumstances as appropriate.

Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price in accordance with Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs.” Shipping and handling costs are included in cost of sales.

Accounts and notes receivable as of September 30, 2007 and 2006 primarily include trade accounts receivable, which arise in the normal course of business, of $540 million and $508 million, respectively, income tax receivables of $5 million and $18 million, respectively, and the current portion of notes receivable of $24 million and $14 million, respectively. Trade receivables are recorded at the invoiced amount and do not bear interest. Trade receivables in China may be settled with the receipt of bank issued non-interest bearing notes. These China notes totaled 170 million Chinese Renminbi (RMB) ($23 million) and 100 million RMB ($13 million) as of September 30, 2007 and 2006, respectively, and are included in accounts and notes receivable. Cabot periodically sells a portion of the trade receivables in China at a discount. These transactions are accounted for as sales under the provisions of FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). The difference between the proceeds from the sale and the carrying value of the receivables is recognized as a loss on the sale of receivables and is included in other income (charges) in the accompanying consolidated statements of operations. During fiscal years 2007 and 2006, the Company recorded charges of $2 million and $1 million, respectively, for the sale of these receivables.

Cabot maintains allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both a historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during fiscal 2007 and 2006 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

Stock-based Compensation

On October 1, 2005, Cabot adopted FAS No. 123(R), “Accounting for Stock-Based Compensation,” using the modified prospective method, which resulted in the provisions of FAS 123(R) being applied to the consolidated financial statements on a going-forward basis beginning in fiscal year 2006. The table in Note N presents 2005 compensation expense that would have been recorded in earnings had the fair value provisions been adopted in fiscal 2005. FAS 123(R) requires companies to recognize stock-based awards granted to employees as compensation expense on a fair value method. Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period, and includes an estimate of the awards that will be forfeited. Cabot calculates the fair value of its stock options using the Black-Scholes option pricing model and the fair value of restricted stock using the intrinsic value method.

Research and Technical Expenses

Research and technical expenses disclosed in the consolidated statements of operations are expensed as incurred in accordance with FAS No. 2, “Accounting for Research and Development Costs.” Research and technical expenses include salaries, equipment and material expenditures, and contractor fees.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, which is included as a component of stockholders’ equity, includes unrealized gains or losses on available-for-sale marketable securities and derivative instruments, currency translation adjustments in foreign subsidiaries, translation adjustments on foreign equity securities, minimum pension liability adjustments and the effect of the adoption of FAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”).

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

Newly Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007, which will be fiscal 2009 for Cabot. The Company is evaluating the impact of FAS 159 on its consolidated financial statements.

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

In September 2006, the FASB issued FAS 158. FAS 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation (“PBO”), in its consolidated balance sheets. FAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end. As of September 30, 2007, Cabot adopted the balance sheet impact of reflecting the funded status of the plan using the current June 30 measurement date. As required by FAS 158, on or before September 30, 2009, Cabot will change its measurement date to the Company’s September 30 year end rather than the current June 30 measurement date. The Company is continuing to evaluate the impact of the adoption of the change in measurement date related to the second part of FAS 158 on its consolidated financial statements. Refer to Note M for further information related to the Company’s pension and post-retirement plans.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its consolidated financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether or not to file a return in a particular jurisdiction. Under this new guidance, the consolidated financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering the time value of money. This guidance also revises disclosure requirements and introduces a prescriptive annual, tabular roll-forward of unrecognized tax benefits. FIN 48 is effective for annual periods beginning after December 15, 2006, which will be fiscal 2008 for Cabot. The Company continues to evaluate the impact of FIN 48 on its consolidated financial statements, however a preliminary evaluation indicates that Cabot will record an additional liability in the range of $10 million to $20 million, which will be recorded through the consolidated statements of stockholders’ equity during the first quarter of fiscal 2008.

Note B. Acquisitions

AP Materials

On August 31, 2007, Cabot exercised an option to purchase substantially all of the assets of AP Materials, Inc., a development stage enterprise with proprietary flame synthesis technology, for a total purchase price of approximately $4 million.

This transaction has been accounted for in accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”). Based on an evalution prepared with the assistance of an independent valuation consultant, the total purchase price of $4 million represented the estimated fair value of the in-process research and development project that had not yet reached technological feasibility and had no alternative future use. Accordingly, the amount was immediately expensed and recorded in research and technical expense in the consolidated statement of operations.

The estimated fair value of this project was determined using the discounted cash flow method. The discount rates used take into account the stage of completion and the risks associated with the successful development and commercialization of the purchased in-process research and development project.

Cabot Japan K.K.

Cabot had a 50:50 joint venture arrangement with Showa Denko K.K. in an entity called Showa Cabot K.K. (“SCK”). On November 8, 2005, Cabot purchased Showa Denko K.K.’s 50% joint venture interest in SCK for $19 million and renamed the entity Cabot Japan K.K. (“Cabot Japan”). As a result of the acquisition and consolidation of Cabot Japan, Cabot assumed the remaining 50% of SCK’s debt obligations of $13 million for total debt of $26 million at the date of acquisition. In addition, Cabot assumed $8 million of Showa Cabot’s pension liabilities.

Prior to the acquisition, Cabot’s investment in SCK was accounted for as an equity method investment. Included in Cabot’s consolidated results for the year ended September 30, 2006 are 50% of the operating results of SCK from October 1, 2005 through November 7, 2005 and 100% of the operating results of SCK (now Cabot Japan) from November 8, 2005 through September 30, 2006.

The fair value of the assets acquired and liabilities and debt assumed represents the 50% of SCK that Cabot purchased in 2006. The following table summarizes the purchased 50% of the fair values of the assets acquired and liabilities assumed at the date of acquisition:

2006 (Dollars in millions)
Cash paid	$19

Accounts receivable	$20
Inventories	5
Deferred income taxes	1
Investments in marketable securities	1
Property, plant and equipment	33

Total assets acquired	$60

Accounts payable and accrued expenses	26
Notes payable	13
Pension obligation	8

Total liabilities assumed	$47

Net assets acquired	$13

Goodwill	$6

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

	Twelve Months Ended September 30
	2006	2005
	(In millions, except per share amounts)
Net Sales	$2,555	$2,259

Income from continuing operations	$90	$(43)
Income from discontinued businesses, net of tax	2	—
Cumulative effect of accounting changes, net of tax	(2)	—
Dividends on preferred stock, net of tax benefit	(2)	(3)

Net income (loss)	$88	$(46)

Net income (loss) per common share:
Basic:
Continuing operations	$1.42	$(0.79)
Income from discontinued businesses	0.03	—
Loss from cumulative effect of changes in accounting principles	(0.03)	—

Net income (loss) per share—basic	$1.42	$(0.79)

Diluted:
Continuing operations	$1.29	$(0.79)
Income from discontinued businesses	0.03	—
Loss from cumulative effect of changes in accounting principles	(0.03)	—

Net income (loss) per share—diluted	$1.29	$(0.79)

Note C. Discontinued Operations

In fiscal year 2007, Cabot recorded income from discontinued operations of $2 million which included tax benefits of $3 million relating to legal and tax settlements, offset by a charge of less than $1 million for legal settlements. During fiscal 2006, the Company recorded income of $2 million relating to favorable tax settlements.

Cabot did not have income or charges related to discontinued operations in fiscal year 2005.

Note D. Long-Lived Asset Impairment

During the second quarter of fiscal year 2005, management determined, based on a combination of factors associated with the anticipated future performance of the Supermetals Business, that the long-lived assets (including goodwill) of this Business may not be recoverable and thus an impairment analysis was performed. These factors included the continuing trend toward the use of smaller tantalum capacitors in electronic devices, resulting in significantly less tantalum powder being required for each capacitor, the continued high inventory levels in the supply chain and the expected decrease in tantalum powder sales volume and pricing as the Business was transitioning from fixed volume, fixed price contracts to market based volumes and pricing. The impairment analysis indicated that the estimated undiscounted cash flows of the Business, determined to be the lowest level of identifiable cash flows, were sufficient to recover the carrying value of the long-lived assets over their remaining useful lives. However, based on the estimated discounted cash flows of the Business, it was determined that the fair value of this reporting unit was below its carrying amount and that a full impairment of the goodwill existed. Accordingly, the Company was required to write-off the entire $90 million goodwill balance of the reporting unit during the second quarter of fiscal 2005.

During the fourth quarter of fiscal year 2005, events occurred that required management to re-evaluate the anticipated future performance of the Supermetals Business. These events included the decision by management in August 2005 to exit the manufacture and sale of finished tantalum sputtering targets, which was previously forecasted to be an important contributor to the future cash flows of the Business, and the increased likelihood of higher tantalum ore costs under the Company’s purchase commitments with the Sons of Gwalia. These factors, combined with significantly lower market prices for tantalum powder than anticipated when the impairment analysis was performed in the second quarter of fiscal 2005, led management to believe that the Business’s remaining long-lived assets, after the goodwill write-off, may not be recoverable, and that a further impairment analysis was necessary. In this analysis, the carrying amount of the Business’s long-lived assets (consisting primarily of property, plant and equipment) was compared to the sum of the estimated undiscounted cash flows expected from the Business’s use of the assets over their remaining useful lives. This comparison indicated that the carrying value of the long-lived assets was in excess of their undiscounted cash flows and, therefore, an impairment existed. The Company, with the assistance of independent valuation specialists, determined the fair value of the Business’s long-lived assets using estimated discounted cash flows that the Company believed would be forecasted by a purchaser of the Business. Since this analysis indicated that a full write-down of the long-lived assets was warranted, and to ensure that individual assets were not written down below their fair market value, the Company engaged independent valuation specialists to perform appraisals of individual assets. The excess of the carrying amount of the assets over their fair market value resulted in a $121 million charge that was recorded in the fourth quarter of fiscal year 2005.

During fiscal year 2005, the Supermetals Business also recorded a charge of $15 million associated with on-going cost reduction initiatives. These charges included $8 million of asset write downs associated with management’s decision to stop manufacturing and selling finished tantalum sputtering targets to the semiconductor industry and to instead focus on the sale of tantalum plate and ingot to sputtering target manufacturers, as well as $3 million of severance charges and $3 million of charges related to the write down of assets associated with abandoned research and development projects.

The impairment charges recorded during fiscal 2005 in the Supermetals Business are reported as a component of loss from continuing operations in the accompanying consolidated statements of operations.

Note E. Inventories

Inventories, net of LIFO reserves, are as follows:

	September 30
	2007	2006
	(Dollars in millions)
Raw materials	$154	$131
Work in process	77	109
Finished goods	184	139
Other	27	41

Total	$442	$420

Inventories valued under the LIFO method comprised approximately 23% and 29% of total inventories in 2007 and 2006, respectively. At September 30, 2007 and 2006, the LIFO reserve recorded was $95 million and $76 million, respectively. Other inventory is comprised of certain spare parts and supplies.

During fiscal years 2007 and 2006, inventory quantities were reduced at the Company’s U.S. Supermetals site. Additionally, during fiscal 2006 inventory quantities were reduced at the Company’s U.S. Carbon Black operations. These reductions led to a liquidation of LIFO inventory quantities at the U.S. Supermetals site during fiscal 2007 and 2006, and in the U.S. Carbon Black operations during fiscal 2006. These LIFO layer liquidations resulted in a decrease of cost of goods sold of $4 million and $6 million and an increase of net income of $3 million, or $0.04 per share and $4 million, or $0.06 per share for the years ended September 30, 2007 and 2006, respectively. There was no liquidation of LIFO layers in inventories in 2005.

Note F. Investments

Equity Affiliates—Cabot has investments in equity affiliates in the Carbon Black and Metal Oxides Businesses. These investments are accounted for using the equity method. Cabot does not disclose its equity affiliate financial statements separately by entity because none of them are individually material to the consolidated financial statements. The following summarized results of operations and financial position include Cabot’s equity based affiliates for the periods presented below (except Cabot Japan, of which 50% was included for the 2005 pre-acquisition periods):

	September 30
	2007	2006	2005
	(Dollars in millions)
Condensed Income Statement Information:
Net sales	$261	$248	$297
Gross profit	71	49	86
Net income	26	18	23

Condensed Balance Sheet Information:
Current assets	$93	$96	$124
Non-current assets	87	90	126
Current liabilities	33	51	113
Non-current liabilities	20	21	17
Net assets	127	114	120

At September 30, 2007 and 2006, Cabot had equity affiliate investments of $65 million and $59 million, respectively. Dividends received from these investments were $10 million, $5 million and $3 million in 2007, 2006 and 2005, respectively.

Marketable Securities—Cabot holds short-term and long-term investments in available-for-sale marketable securities. These investments had a fair market value of $4 million and $3 million at September 30, 2007 and 2006, respectively, which includes $1 million of unrealized gains in each year that have been excluded from earnings and reported as a separate component of other comprehensive income within stockholders’ equity. During fiscal 2007 and 2006, Cabot purchased $95 million and $20 million of available-for-sale securities, respectively. Proceeds from sales of available-for-sale securities were $95 million and $56 million in 2007 and 2006, respectively. There were no gross realized gains (losses) from the sale of available-for-sale securities in fiscal 2007 and 2006. Additionally, the Company did not record any unrealized losses to earnings from impaired investments during fiscal 2007 and 2006. The majority of available-for-sale marketable securities that matured were auction rate securities and as of September 30, 2007 the Company did not hold any investments in auction rate securities. At September 30, 2007 and 2006, $2 million and $1 million, respectively, are classified as short-term investments and $2 million are classified as long-term investments for both periods.

No divdends were received from available-for-sale marketable securities during the years ended September 30, 2007, 2006 and 2005.

Cost Investments—Cabot had cost-based investments in the amount of $1 million at both September 30, 2007 and 2006, which are classified as long-term. No sales of cost-based investments occurred during fiscal 2007, 2006 and 2005.

Note G. Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	September 30
	2007	2006
	(Dollars in millions)
Land and improvements	$71	$72
Buildings	397	384
Machinery and equipment	2,093	1,795
Other	134	95
Construction in progress	128	185

Total property, plant and equipment	2,823	2,531
Less: accumulated depreciation	(1,807)	(1,567)

Net property, plant and equipment	$1,016	$964

Depreciation expense was $148 million, $130 million and $141 million for fiscal 2007, 2006 and 2005, respectively.

Note H. Goodwill and Other Intangible Assets

At September 30, 2007 and 2006, Cabot had goodwill balances of $34 million and $31 million, respectively. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the years ended September 30, 2007 and 2006 are as follows:

	Carbon Black Business	Metal Oxides Business	Total
	(Dollars in millions)
Balance at September 30, 2005	$15	$10	$25
Increase for acquisition of SCK	6	—	6

Balance at September 30, 2006	$21	$10	$31
Foreign currency translation adjustment	2	1	3

Balance at September 30, 2007	$23	$11	$34

As required by FAS 142, impairment tests are performed at least annually. The Company performed its annual FAS No. 142 impairment assessment as of March 31, 2007 and determined that there was no impairment.

Cabot does not have any indefinite-lived intangible assets. Finite-lived intangible assets consist of the following:

	Years Ended September 30
	2007			2006
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(Dollars in millions)
Patents	$13	$(9)	$4	$13	$(8)	$5
Other intellectual property	1	(1)	—	1	(1)	—

Total	$14	$(10)	$4	$14	$(9)	$5

Intangible assets are amortized over their estimated useful lives, which range from two to fifteen years, with a weighted average amortization period of ten years. Amortization expense amounted to less than $1 million in 2007, 2006 and 2005, respectively, and is included in cost of goods sold. Amortization expense is estimated to be less than $1 million in each of the next five years.

In May 2006, Cabot entered into a cross license agreement with Aspen Aerogel, Inc. (“Aspen”) where each party granted certain patent rights to the other. In consideration for use of the patents granted by Cabot, the agreement called for Cabot to receive a total of $8 million of cash in ten equal semi-annual payments beginning on September 1, 2006 and the right to receive equity in Aspen. During the first quarter of fiscal 2007, a dispute arose between the parties over the equity consideration. During the fourth quarter of fiscal 2007, Cabot and Aspen entered into a settlement agreement whereby the equity payment by Aspen to Cabot was eliminated. Under the amended license agreement, Cabot is entitled to payments totaling $38 million. The Company received $2 million and $1 million in fiscal years 2007 and 2006, respectively, of installment payments which have been recorded in earnings. The remaining $35 million is payable in installments over the next six years, and will be recognized in earnings if and when collectibility is reasonably assured.

Note I. Accounts Payable, Accrued Liabilities and Other Liabilities

Accounts payable and accrued liabilities included in current liabilities consisted of the following:

	September 30
	2007	2006
	(Dollars in millions)
Accounts payable	$305	$252
Accrued employee compensation	45	36
Accrued restructuring	4	9
Other accrued liabilities	73	87

Total	$427	$384

Other long-term liabilities consisted of the following:

	September 30
	2007	2006
	(Dollars in millions)
Employee benefit plan liabilities	$130	$123
Non-current tax liabilities	46	45
Financial instrument liabilities	52	34
Other accrued liabilities	72	84

Total	$300	$286

Note J. Debt and Other Obligations

The Company’s long-term debt, the calendar year in which it matures and their respective interest rates are summarized below:

	September 30
	2007	2006
	(Dollars in millions)
Variable Rate Debt:
$400 million Revolving Credit Facility
Yen drawdown, due 2010, 1.36%	$80	$79
US Dollar drawdown, due 2010, 5.61%	50	—
US Dollar drawdown, due 2010, 5.44%	15	—
Chinese Renminbi Notes, due 2007 – 2012, 5.7% to 7.1%(1)	31	—

Total variable rate debt	176	79

Fixed Rate Debt:
Medium Term Notes (average stated rate):
Notes due 2012 – 2022, 8.28%	$44	$44
Notes due 2009 – 2011, 7.21%	45	75
Notes due 2027, 7.28%	8	8
Note due 2027, 6.57%	1	1
Notes due 2018, 7.42%	30	30

Total Medium Term Notes	128	158
Euro Bond, due 2013, 5.25%, net of discount	174	173
Guarantee of ESOP Note, due 2013, 8.29%	34	38
Japanese Yen Debt, due 2008, 1.2%	—	1
Chinese Renminbi Notes, due 2008 – 2011, 5.2% to 6.2%(1)	—	41
Other, due 2014 and 2027, 7.75% and 2%	4	1

Total fixed rate debt	340	412
Capital lease, due 2006 – 2021	2	2

	518	493
Less current portion of long-term debt	(15)	(34)

Total long-term debt	$503	$459

(1)

Debt is designated as variable in 2007 due to frequent changes during fiscal year 2007 in the official Chinese benchmark rate upon which the debt’s interest rate is determined. Prior to 2007, the benchmark rate had not materially changed for several years.

$400 million Revolving Credit Facility—Cabot has a $400 million revolving credit facility that permits the Company to borrow funds on an unsecured basis in various currencies at floating interest rates. These floating interest rates are dependent upon the currency in which our borrowings are denominated. Generally the rates are determined based upon LIBOR plus a spread, which is based on the Company’s credit rating. The credit facility expires on August 3, 2010. Cabot drew down a total of $65 million during fiscal 2007 for general working capital purposes, in addition to its 9.3 billion yen ($80 million) draw down in fiscal 2005. Additionally, the Company has $15 million of committed but undrawn letters of credit against this facility. The Company has approximately $240 million remaining availability under the revolving credit facility as of September 30, 2007. The revolving credit facility agreement contains affirmative, negative and financial covenants, including financial covenants for certain maximum indebtedness and minimum cash flow requirements. As described in Note K, the Company has entered into fixed interest rate swaps to hedge against the variability of cash flows caused by changes in interest rates associated with a portion of these variable rate borrowings. The Company has also designated the 9.3 billion yen debt as a net investment hedge.

Chinese Renminbi Debt—The Company’s consolidated Chinese subsidiaries had $31 million of unsecured long-term debt outstanding at September 30, 2007. The financing has been used to fund capital expenditures at the Company’s newly constructed Carbon Black and Metal Oxides facilities located in Tianjin and Jiangxi Province.

Medium Term Notes—At September 30, 2007 and 2006, there were $128 million and $158 million, respectively, of medium term notes outstanding issued to numerous lenders with various fixed interest rates and maturity dates. In fiscal year 2007, Cabot repaid $30 million of these medium term notes as they matured. The weighted average maturity of the total outstanding medium term notes is 8 years with a weighted average interest rate of 7.63%. As described in Note K, the Company has entered into variable interest rate swaps for certain designated medium term notes to offset the changes in the fair value of the underlying debt.

Under a 1998 shelf registration, there is $400 million of unused debt capacity at September 30, 2007 and 2006, respectively. The Company has no current plans to offer additional securities under the registration statement.

Euro Bond—A European subsidiary issued a $175 million bond with a fixed coupon rate of 5.25%. The bond matures on September 1, 2013, with interest due on March 1 and September 1 of each year. A discount of approximately $1 million was recorded at issuance and is being amortized over the life of the bond. Amortization of the discount was immaterial for fiscal 2007, 2006 and 2005. As described in Note K, the Company has entered into cross-currency swaps and a floating interest rate swap to hedge the variability in cash flows for changes in the exchange rates and to offset a portion of the changes in the fair value of the underlying debt.

ESOP Debt—In November 1988, Cabot’s Employee Stock Ownership Plan (“ESOP”) borrowed $75 million from an institutional lender in order to finance its purchase of 75,000 shares of Cabot’s Series B ESOP Convertible Preferred Stock. This debt bears interest at 8.29% per annum and is to be repaid in equal quarterly installments through December 31, 2013. Cabot, as guarantor, has reflected the outstanding balance of $34 million and $38 million as long-term debt in the consolidated balance sheets at September 30, 2007 and 2006, respectively. An equal amount, representing deferred employee benefits, has been recorded as a reduction to stockholders’ equity.

Capital Lease Obligations—A majority owned joint venture has capital lease obligations for certain equipment with a net present value of $2 million. Cabot will make payments totaling $3 million over the next fourteen years, including $1 million of imputed interest. Cabot has assets under capital leases of which the original costs at both September 30, 2007 and 2006 were $2 million. The accumulated depreciation of assets under capital leases was $1 million at both September 30, 2007 and 2006. The amortization related to those assets under capital lease is included in depreciation expense.

The aggregate principal amounts of long-term debt and capital lease obligation due in each of the five years from fiscal 2008 through 2012 and thereafter are as follows:

Fiscal Years Ended	(Dollars in millions)
2008	$15
2009	38
2010	159
2011	25
2012	40
Thereafter	241

Total	$518

At September 30, 2007, the Company had provided standby letters of credit that were outstanding and not drawn totaling $52 million, which expire in fiscal 2008.

Short-term Notes Payable to Banks—The Company has short-term notes payable to banks of $67 million and $58 million as of September 30, 2007 and 2006, respectively. Of the 2007 balance, $58 million, or 87%, represents unsecured bank debt owed by our Chinese subsidiaries. The weighted-average interest rate on short-term notes is 5.5% and 7% as of September 30, 2007 and 2006, respectively.

As of September 30, 2007 and 2006, the amount of notes outstanding to banks includes $5 million and $8 million, respectively, for checks issued but not drawn and $7 million and $8 million, respectively, for notes issued by banks in China, which are non-interest bearing balances.

Cabot’s consolidated China subsidiaries have unused and committed debt facilities of RMB 74 million ($10 million). The facilities are being used to fund overall working capital needs in China.

Note K. Derivatives and Hedging Relationships

Interest Rate Swaps

The Company has entered into interest rate swaps as a hedge of the underlying debt instruments described in Note J to effectively change the characteristics of the interest rate and manage its interest rate exposures without changing the debt instrument. The Company manages its interest rate exposures by maintaining a mix of fixed and floating rate debt to minimize interest expense and interest rate volatility.

The following is a description/summary of the derivative financial instruments the Company has entered into to manage certain of its interest rate exposures:

Description	Borrowing	Notional Amount	Receive	Pay	Fiscal Year Entered Into	Maturity (Fiscal Year)	Fair Market Value at September 30		FAS 133 Hedge Designation	Earnings Impact of Ineffectiveness Gain/ (Loss)
							2007	2006		2007	2006
							(USD in millions)			(USD in millions)
Interest Rate Swaps—Variable to Fixed	Revolving Credit Facility	JPY 9.3 billion	JPY-6 month LIBOR	0.85% Fixed	2006	2010	$ 1	—	Cash Flow(a)	—	—

Interest Rate Swaps—Fixed to Variable	Medium Term Notes	USD 8 million	8.28% Fixed	US-6 month LIBOR + 3.14%	2007	2012	—	—	Fair Value(b)	—	—

	Medium Term Notes	USD 30 million	7.18% Fixed	US-6 month LIBOR + 2.42%	2006	2009	—	—	Fair Value(b)	—	—

	Eurobond (20% of $175 million)	USD 35 million	5.25% Fixed	US-6 month LIBOR + 0.62%	2003	2013	$(1)	$(1)	Fair Value(b)	$(1)	—

(a)

Within the next twelve months, Cabot does not expect to reclassify any gains from accumulated other comprehensive income to earnings, as it expects the swaps to be highly effective through their maturities.

(b)	The fair values of the derivative instruments have been recorded as other long-term liabilities in the consolidated balance sheets with a corresponding decrease to long-term debt.

Foreign Currency Derivatives

Cabot’s international operations are subject to certain risks, including foreign currency fluctuations. The Company’s Treasury function, under the guidance of the Financial Risk Management Committee, continuously monitors foreign exchange exposures, so that Cabot can respond to changing economic and political environments. Exposures primarily relate to assets and liabilities denominated in foreign currencies as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, Cabot uses cross currency swaps, foreign currency options and short-term forward contracts to minimize the exposure to foreign currency risk. The following is a summary of the derivative financial instruments that Cabot has entered into to manage certain of the Company’s foreign currency exposures.

Description	Borrowing	Notional Amount	Receive		Pay	Fiscal Year Entered Into	Maturity (Fiscal Year)	Fair Market Value at September 30		FAS 133 Hedge Designation	Earnings Impact of Ineffectiveness Gain/ (Loss)
								2007	2006		2007	2006
								(USD in millions)			(USD in millions)
Cross Currency Swap	Eurobond (80% of $175 million)	USD 140 million swapped to EUR 124 million	USD - 5.25% Fixed		EUR - 5.0% Fixed	2003	2013	$(40)	$(28)	Foreign Currency Cash Flow(a)	—	—

Cross Currency Swap	Eurobond (20% of $175 million)	USD 35 million swapped to EUR 31 million	USD US-6 month LIBOR		EUR-6 month LIBOR	2003	2013	$(9)	$(4)	No designation(b)	N/A	N/A

Cross Currency Swap	N/A	USD 41 million swapped to JPY 5.0 Billion	USD US-3 month LIBOR		JPY-3 month LIBOR + 0.04%	2002	2009	$(3)	$(2)	Net investment hedge(c)	—	—

Forward Foreign Currency Contracts	N/A	(d)	(d	)	(d)	2007	2008	—	—	No designation	N/A	N/A

Foreign Currency Call Options	N/A	AUD 67 million equivalent to USD $50 million	AUD		USD	2006	Multiple through 2009	$8	$2	Foreign Currency Cash Flow(e)	—	—

(a)	The Company does not expect to reclassify any material gains or losses from accumulated other comprehensive income (loss) to earnings within the next twelve months.
(b)

This swap has not been designated as a hedge under FAS 133. Changes in the value of the swap are recognized immediately in earnings, and are offset by the recognition in other income (charges) for the foreign exchange revaluation of the underlying foreign currency debt.

(c)

The change in the fair value of the cross currency swap has been recorded as a foreign currency translation loss in accumulated other comprehensive income, offsetting foreign currency translation gains of Cabot’s yen denominated net investments.

(d)

Cabot’s forward foreign exchange contracts are denominated primarily in the Japanese yen, British pound sterling, Canadian dollar and Australian dollar. The duration of these forwards is generally 30 days. They are not formally designated as hedges under FAS 133. Gains or losses on these forwards are intended to offset fluctuations in foreign currency denominated receivables and payables. The total notional dollar value of these forward contracts at September 30, 2007 was $13 million.
(e)

During April 2006 Cabot purchased a series of Australian dollar call option contracts to mitigate the foreign currency exposure associated with the future settlement of the Australian dollar denominated payables under a tantalum ore supply agreement. Certain of these call option contracts have been designated as foreign currency cash flow hedges under FAS 133. Thus, the change in fair market value of the effective portion of the options are deferred as a component of accumulated other comprehensive income and recognized in cost of goods sold when the hedged item affects cost of goods sold. Based on prevailing exchange rates as of September 30, 2007, the Company expects to reclassify approximately $4 million into earnings over the next twelve months. The changes in fair value of the options contracts that have not been designated as a hedge under FAS 133 are recognized directly in earnings.

Net Investment Hedges

The Company has also designated the 9.3 billion yen debt described in Note J as a net investment hedge. At September 30, 2007 and 2006 a charge of $1 million and a credit of $1 million, respectively, related to the revaluation of the debt from yen to US dollars was included as a component of accumulated other comprehensive income (loss).

Note L. Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at September 30, 2007 and 2006 are as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Assets:
Cash and available for sale marketable securities	$158	$158	$193	$193
Accounts receivable	563	563	534	534
Foreign currency cash flow hedge	8	8	2	2
Cash flow hedge interest rate swaps	1	1	1	1
Foreign exchange contracts	—	—	—	—

Liabilities:
Notes payable to banks—short-term	67	67	58	58
Accounts payable	427	427	384	384
Long-term debt—fixed rate	340	351	412	434
Long-term debt—floating rate	176	176	79	79
Fair value hedge interest rate swaps	1	1	1	1
Cross currency net investment hedges	3	3	2	2
Foreign currency fair value hedge	9	9	4	4
Foreign currency cash flow hedge	40	40	28	28

At September 30, 2007 and 2006, the fair values of cash, cash equivalents, accounts receivables, accounts payable and notes payable to banks approximated carrying values because of the short-term nature of these instruments. The estimated fair values of available for sale marketable securities, as described in Note F, are based on the market price at the respective year-ends. The estimated fair values of the derivative instruments as described in Note K are estimated based on the amount that Cabot would receive or pay to terminate the agreements at the respective year-ends. The fair value of Cabot’s fixed rate long-term debt is estimated based on quoted market prices at the end of each fiscal year. The carrying amounts of Cabot’s floating rate long-term debt approximates their fair value.

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

Defined Contribution Plans

Cabot recognized expenses related to U.S. and foreign defined contribution plans in the amounts of $10 million, $10 million and $9 million in 2007, 2006 and 2005, respectively.

Retirement Savings Plan

The RSP is a U.S. defined contribution plan, which encourages long-term systematic savings and provides funds for retirement or possible earlier needs. The RSP has two components, a 401(k) plan and an Employee Stock Ownership Plan (“ESOP”).

401(k)

The 401(k) component of the plan allows an eligible participant to contribute a percentage of his or her eligible compensation on a before-tax basis or an after-tax basis. For employees not subject to a collective bargaining agreement, Cabot makes a matching contribution of 75% of a participant’s before-tax or after-tax contribution on up to 7.5% of the participant’s eligible compensation, making the maximum matching contribution an amount equal to 5.625% of a participant’s eligible compensation. This matching contribution is in the form of Cabot common stock and is made on a quarterly basis.

Employee Stock Ownership Plan

Other than certain employees subject to collective bargaining agreements, all eligible employees of Cabot and its participating subsidiaries in the U.S. participate in the ESOP component of the plan. Under the ESOP, which is 100% Company funded, 108,696.645 shares of Cabot common stock will be allocated to participants’ accounts at the end of each quarter. These shares are allocated to participants’ accounts based on a pre-determined formula. Cabot has established a minimum and maximum contribution percentage of total eligible pay of 4% and 8%, respectively. The actual contribution percentage in any given quarter varies depending on Cabot’s stock price on the last day of the relevant quarter, the total eligible compensation and the amount of the dividends allocated to participants. If the calculated contribution allocation falls below 4%, Cabot makes an additional contribution in the form of common stock to bring the total contribution to 4% for the participant. If the calculated contribution allocation exceeds 8% of eligible compensation, the excess shares are used to fund the Company match on the 401(k) contributions. If there are still shares remaining after the Company match has been allocated, the remaining shares are allocated to all participants in the ESOP as additional contribution shares.

Supplemental Retirement Savings Plan

Cabot has a Supplemental Retirement Savings Plan (“SRSP”) to provide benefits to highly compensated employees in circumstances in which the maximum limits established under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code prevent them from receiving Company matching and ESOP contributions provided under the qualified RSP. This is the first of Cabot’s two Supplemental Executive Retirement Plans (“SERP”). The SRSP is non-qualified and unfunded. See Note N for further information on the SRSP.

Defined Benefit Plans

Defined benefit plans provide pre-determined benefits to employees to be distributed for future use upon retirement. Measurement of defined benefit pension expense is based on assumptions used to value the defined benefit pension liability at the beginning of the year. The CBP and certain foreign pension plans generally use the straight-line method of amortization over five years for the unrecognized net gains and losses. In fiscal 2007 and 2006, Cabot used a June 30 measurement date for all U.S. and foreign plan obligations and assets. Cabot is making all required contributions to the plans.

Cash Balance Plan

The CBP is a hybrid defined benefit pension plan, in which participants in the CBP accrue benefits in the form of account balances, with a guaranteed rate of return and defined notional contributions. The notional contributions take the form of pay-based credits, which are computed as a percentage of eligible pay and credited quarterly to participant accounts. Interest is credited quarterly based on the average one-year Treasury bill rate for the month of November in the preceding calendar year. As of September 30, 2007, 113 employees have “grandfathered” benefits under a traditional defined benefit formula, which, under certain circumstances, may entitle them to benefits in addition to those accrued under the CBP formula described above. Cabot contributes to the plan based on the fair value of plan assets and associated returns and Cabot’s obligations and their timing.

Supplemental Cash Balance Plan

Cabot has a Supplemental Cash Balance Plan (“SCBP”) to provide benefits to highly compensated employees in circumstances in which the maximum limits established under ERISA and the Internal Revenue Code prevent them from receiving some of the benefits provided under the qualified CBP. This is the second SERP. This plan is non-qualified and unfunded. The obligations in connection with SCBP plan were $6 million as of both September 30, 2007 and 2006, respectively, and have been recorded in other liabilities. Both the CBP and the SCBP qualify as defined benefit plans under FAS 87.

Cabot provides benefits under traditional defined benefit formulas to employees in certain non-U.S. locations through several foreign defined benefit plans.

Postretirement Benefit Plans

Cabot also has postretirement benefit plans that provide certain health care and life insurance benefits for retired employees. Typical of such plans, the Cabot postretirement benefit plans are unfunded. Cabot funds the plans as claims or insurance premiums come due. In 1992, Cabot established a per retiree cap on the amount the Company will pay for medical costs to limit the Company’s financial responsibility for the cost of providing medical coverage and mitigate the risk of a potential escalation in costs borne by Cabot for retiree medical coverage.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 was passed by the United States Congress in March 2003. FASB Staff Position 106-2 (“FSP 106-2”) provides accounting guidance related to the Act. Cabot has determined that its U.S. postretirement health care plan provides a drug benefit that is actuarially equivalent to the Medicare Part D benefit. Under the plan’s cost sharing arrangement with retirees, the subsidy that Cabot will receive from Medicare will generally be used to offset a portion of the costs of providing retiree medical coverage.

Measurement of postretirement benefit expense is based on actuarial assumptions used to value the postretirement benefit liability at the beginning of the year. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The fiscal 2007 weighted-average assumed health care cost trend rate is 9.0% for U.S. plans and 8.5% for foreign plans. The ultimate weighted-average health care cost trend rate has been designated as 5.0% for U.S. plans and 7.1% for foreign plans and is anticipated to be achieved during 2011 and 2013, respectively. A one-percentage point change in the 2007 assumed health care cost trend rate would have the following effects:

1-Percentage-Point
	Increase		Decrease
	U.S.	Foreign	U.S.	Foreign
(Dollars in millions)
Effect on total of service and interest cost components	$—	$—	$—	$—
Effect on postretirement benefit obligation	$2	$3	$(2)	$(2)

The following provides a reconciliation of benefit obligations, plan assets, the funded status and weighted-average assumptions of the defined benefit pension and postretirement benefit plans. These tables include the effect of adopting the balance sheet impact of FAS 158 for the fiscal 2007 amounts.

	Years Ended September 30
	2007		2006		2007		2006
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Change in Benefit Obligations:
Benefit obligation at beginning of year	$131	$233	$138	$231	$86	$17	$117	$17
Service cost	5	7	6	7	2	—	3	—
Interest cost	8	12	6	11	5	1	5	1
Plan participants’ contribution	—	1	—	1	—	—	—	—
Foreign currency exchange rate changes	—	22	—	12	—	2	—	1
(Gain)/loss from changes in actuarial assumptions	(3)	(9)	(8)	(15)	1	(4)	(27)	(2)
Benefit obligations assumed in acquisition	—	—	—	9	—	—	—	—
Benefits paid(1)	(14)	(12)	(10)	(10)	(6)	(1)	(8)	—
Plan amendments	—	(3)	—	—	—	—	—	—
Curtailment (gain) loss	—	(1)	(1)	—	—	—	(4)	—
Settlement (gain) loss	—	—	—	(13)	—	—	—	—
Other	(1)	—	—	—	—	—	—	—
Termination (benefit) loss	—	—	—	—	—	—	—	—

Benefit obligations at end of year	$126	$250	$131	$233	$88	$15	$86	$17

Change in Plan Assets:
Fair value of plan assets at beginning of year	$135	$181	$132	$170	$—	$—	$—	$—
Actual return on plan assets	22	16	13	11	—	—	—	—
Employer contribution	1	15	—	12	6	1	8	—
Plan participants’ contribution	—	1	—	1	—	—	—	—
Foreign currency exchange rate changes	—	18	—	8	—	—	—	—
Other	—	—	—	—	—	—	—	—
Assets acquired	—	—	—	1	—	—	—	—
Benefits paid	(14)	(12)	(10)	(9)	(6)	(1)	(8)	—
Settlement gain (loss)	—	—	—	(13)	—	—	—	—

Fair value of plan assets at end of year	$144	$219	$135	$181	$—	$—	$—	$—

Funded status	$18	$(31)	$4	$(52)	$(88)	$(15)	$(86)	$(17)
Unrecognized transition amount	—	—	—	(1)	—	—	—	—
Unrecognized prior service cost	—	—	3	1	—	—	(7)	—
Unrecognized net (gain) loss	—	—	(13)	47	—	—	6	6
Fourth quarter contributions	—	4	—	4	2	—	2	—

Recognized asset (liability)	$18	$(27)	$(6)	$(1)	$(86)	$(15)	$(85)	$(11)

(1)	Included in this amount is $1 million the Company paid directly to participants in its foreign defined benefit plans in 2007 and 2006.

	Years Ended September 30
	2007		2006		2007		2006
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Net Amounts Recognized in the Consolidated Balance Sheet at September 30, 2007
Noncurrent assets	$24	$6	$2	$23	$—	$—	$—	$—
Current liabilities	(1)	(1)	—	(33)	(7)	(1)	—	—
Noncurrent liabilities	(5)	(32)	(8)	—	(79)	(14)	(85)	(11)
Accumulated other comprehensive (income) loss	(26)	31	—	9	1	2	—	—

Net amount recognized in consolidated balance sheet	$(8)	$4	$(6)	$(1)	$(85)	$(13)	$(85)	$(11)

Amounts recognized in Accumulated Other Comprehensive Income at September 30, 2007 were as follows:

	Pension Benefits		Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Net actuarial (gain)/loss	$(29)	$34	$6	$2
Net prior service cost/(credit)	3	(2)	(5)	—
Net transition obligation/(asset)	—	(1)	—	—
Translation (gain)/loss	—	—	—	—

Balance in accumulated other comprehensive income at end of the year-pretax	$(26)	$31	$1	$2

Impact of the Adoption of FAS 158

The incremental effect of adopting FAS 158 on individual captions in the consolidated balance sheet at September 30, 2007 is shown below:

	Before Application of FAS 158	FAS 158 Adjustments	After Application of FAS 158
Current deferred income taxes	$3	$—	$3
Other assets	$35	$(5)	$30
Non-current deferred income taxes	$29	(2)	27

Total assets	$67	$(7)	$60

Accounts payable and accrued liabilities	$—	(10)	$(10)
Other liabilities	$(137)	$7	$(130)
Non-current deferred income taxes	1	3	4

Total liabilities	$(136)	$—	$(136)

Accumulated other comprehensive income	$—	$7	$7

Total stockholders’ equity	$—	$7	$7

The Company is continuing to evaluate the impact of the adoption of the change in measurement date related to the second part of FAS 158 on its consolidated financial statements. The Company uses a June 30 measurement date for all its plans, which will change to September 30 on or before September 30, 2009.

In 2008, an estimated net loss of $2 million and a prior service credit of less than $1 million for the defined benefit pension plans will be amortized from accumulated other comprehensive income to net periodic benefit cost. In 2008, an estimated net loss of less than $1 million and prior service credit of $1 million for other postretirement benefit plans will be amortized from accumulated other comprehensive income to net periodic benefit cost.

Pension Assumptions and Strategy

The following assumptions were used to determine the benefit obligations at September 30:

	Assumptions as of September 30
	2007		2006		2005
	Pension Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	6.0%	5.3%	6.0%	5.0%	4.8%	4.6%
Assumed rate of increase in compensation	4.5%	3.6%	4.5%	3.5%	4.8%	3.4%
Actuarial assumptions used to determine net cost during the year:
Discount rate	6.0%	5.0%	4.8%	4.6%	5.8%	5.5%
Expected rate of return on plan assets	7.8%	6.3%	7.8%	6.1%	7.8%	6.4%
Assumed rate of increase in compensation	4.5%	3.5%	4.8%	3.4%	4.8%	3.6%

	Assumptions as of September 30
	2007		2006		2005
	Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	6.0%	5.6%	6.0%	5.3%	4.8%	5.0%
Assumed annual rate of increase in health care benefits	9.0%	8.5%	10.0%	8.6%	11.0%	8.4%
Actuarial assumptions used to determine net cost during the year:
Discount rate	6.0%	5.3%	4.8%	5.0%	5.8%	5.9%
Assumed annual rate of increase in health care benefits	10.0%	8.6%	11.0%	8.4%	10.0%	8.1%

Cabot uses discount rates as of June 30th, the plans’ measurement date, to determine future benefit obligations under its U.S. and Foreign defined benefit plans. The discount rates for the defined benefit plans in the U.S. and Canada are based on Moody’s Aa index rates, less 25 basis points and the CIBC World Market AA bond index, respectively. For the European defined benefit plans the discount rates are based on either the Euro or Sterling iBoxx AA corporate bond index, depending on the local currency of the entity and the duration of the plans. In Japan and Indonesia the discount rates are based on the local Government Bond Index that best reflects the long-term duration of the plans.

The rates utilized are selected because they represent long-term high quality fixed income benchmarks that approximate the long-term nature of Cabot’s pension obligations and related payouts. Due to the nature of the CBP in the U.S., which typically pays more quickly than an annuity as it allows for a lump sum payment to a participant upon retirement, Cabot’s policy is to reduce the Moody’s Aa index rate by 25 basis points. The reduction in the rate from the index provides for a better match of the intended maturity of the pension obligation.

Cabot’s investment strategy for each of its defined benefit plans in the U.S. and abroad is generally based on a set of investment objectives and policies that cover time horizons and risk tolerance levels consistent with plan liabilities. Periodic studies are performed to determine the asset mix that will meet pension obligations at a reasonable cost to the Company. The assets of the worldwide defined benefit plans are comprised principally of investments in equity and high quality fixed income securities, which are broadly diversified across the capitalization and style spectrum and are managed using both active and passive strategies. The weighted average target asset allocation for U.S. plans is 65% in equity and 35% in fixed income. As of September 30, 2007, the weighted average target asset allocation for foreign plans was 47% in equity and 53% in fixed income.

The Company’s defined benefit pension plans weighted-average asset allocations at September 30, 2007 and 2006, by asset category are as follows:

	Pension Assets
	September 30
	2007		2006
	U.S.	Foreign	U.S.	Foreign
Asset Category:
Equity securities	72%	48%	69%	46%
Debt securities	28%	50%	31%	52%
Cash securities and other	—	2%	—	2%

Total	100%	100%	100%	100%

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

Net periodic defined benefit pension and other postretirement benefit costs include the following components:

	Years Ended September 30
	2007		2006		2005		2007		2006		2005
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$5	$6	$6	$7	$5	$6	$2	—	$3	—	$2	$—
Interest cost	8	12	6	11	7	10	5	1	5	1	6	1
Expected return on plan assets	(10)	(12)	(10)	(11)	(11)	(10)	—	—	—	—	—	—
Amortization of prior service cost	—	—	1	—	—	3	(1)	—	(1)	—	(1)	—
Net losses (gains)	—	4	—	4	—	—	—	—	2	1	1	—
Settlements or termination benefits	—	—	—	(1)	—	2	—	—	—	—	—	—

Net periodic benefit cost (benefit)	$3	$10	$3	$10	$1	$11	$6	$1	$9	$2	$8	$1

For those plans where the accumulated benefit obligation exceeded the related fair value of plan assets, the accumulated benefit obligation and fair value of plan assets for Cabot’s pension benefits are as follows:

	2007		2006
	U.S.(1)	Foreign	U.S.(1)	Foreign
	(Dollars in millions)
Accumulated benefit obligation	$6	$31	$6	$69
Fair value of plan assets	$—	$4	$—	$38

(1)	Represents the value of the accumulated benefit obligation under the SCBP, which is unfunded.

For those plans where the projected benefit obligation exceeded the related fair value of plan assets, the projected benefit obligation and fair value of plan assets for Cabot’s pension benefits are as follows:

	2007		2006
	U.S.(1)	Foreign	U.S.(1)	Foreign
	(Dollars in millions)
Projected benefit obligation	$6	$142	$6	$233
Fair value of plan assets	$—	$107	$—	$181

(1)	Represents the value of the projected benefit obligation under the SCBP, which is unfunded.

The accumulated benefit obligation was $120 million for the U.S. defined benefit plans and $218 million for the foreign plans as of September 30, 2007 and $123 million for the U.S. defined benefit plans and $203 million for the foreign plans at September 30, 2006.

Contributions

The Company does not expect to contribute to its U.S. pension plan in 2008. However, the Company expects to contribute approximately $13 million to its foreign plans in fiscal 2008.

Estimated Future Benefit Payments

The Company expects that the following benefit payments will be made to plan participants:

	Pension Benefits		Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Years Ended:
2008	$18	$14	$8	$1
2009	10	17	8	1
2010	9	16	8	1
2011	10	16	7	1
2012	10	19	7	1
2013-2017	51	72	34	5

Note N. Stock-Based Compensation

Cabot established the 2006 Long-Term Incentive Plan (the “2006 Plan”) in order to provide equity-based compensation to the Company’s key employees, advisors and consultants. The 2006 Plan was approved by Cabot’s stockholders on March 9, 2006 and replaces the 1996 Equity Incentive Plan and the 1999 Equity Incentive Plan. Although the 2006 Plan allows Cabot to issue various forms of equity, Cabot expects to use the 2006 Plan primarily to issue shares of restricted stock and stock options under its long-term equity incentive program. The terms of awards made under this program are generally determined by the Compensation Committee of the Board of Directors. Participants are granted a specific number of shares of common stock (the “Grant Number”) that the participant may then elect either (i) to purchase as shares of restricted stock at a percentage of the market price of such stock on the date of grant (which in the last six years has been 30%) or (ii) to receive as non-qualified stock options for a number of shares of common stock equal to two times the Grant Number, exercisable at 100% of the market price of such stock on the date of grant. Both the purchase restricted stock and the stock options granted under the program are subject to a three-year vesting period. Stock options granted under the program expire five years from the date of grant. Certain of the terms under which stock options and restricted stock are issued to international employees are modified slightly from the terms of awards made to employees in the U.S. to account for tax or securities laws issues applicable to such international employees. Approximately 1.9 million stock awards have been granted under the 2006 Plan and there are approximately 2.6 million shares available for future grants at September 30, 2007. No new awards may be granted under either the 1996 Equity Incentive Plan or the 1999 Equity Incentive Plan, but there remain outstanding awards previously granted under these plans.

Through fiscal year 2005, Cabot followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements. On October 1, 2005, Cabot adopted FAS No. 123(R), using the modified prospective method, which permits the provisions of FAS 123(R) to be applied to the consolidated financial statements on a going-forward basis. Prior periods have not been adjusted. FAS 123(R) requires companies to recognize share-based payments to employees as compensation expense on a fair value method. Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The fair value of stock options is calculated using the Black-Scholes option-pricing model and the fair value of restricted stock is based on the intrinsic value of the stock on the date of grant. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, as permitted under APB 25, Cabot recorded the impact of forfeitures as incurred. In connection with the adoption of FAS 123(R), during the first quarter of fiscal year 2006, Cabot recorded a $2 million gain (after-tax) from the cumulative effect of the change from recording forfeitures as they occur to estimating forfeitures during the service period. In addition, the previously recorded unearned compensation balance of $41 million, as of the date of adoption, which was included as a component of stockholders’ equity, was reclassified to additional paid-in capital and retained earnings.

Stock-based Compensation

Prior to the adoption of FAS 123(R), Cabot included in its consolidated financial statements the stock-based compensation disclosure requirements of FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The following table illustrates the effect of the fair value recognition provisions of FAS No. 123 “Accounting for Stock Based Compensation” would have had on net income (loss) and earnings per share for the year ended September 30, 2005.

Year Ended September 30, 2005
(in millions, except for per share amounts)
Net loss, as reported	$(48)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	21
Deduct: Stock-based compensation using fair value method for all awards, net of related tax effects	(23)

Pro forma net loss	$(50)
Net loss per common share:
Basic, pro forma	$(0.87)
Basic, as reported	$(0.84)
Diluted, pro forma	$(0.87)
Diluted, as reported	$(0.84)

Stock-based employee compensation expense was $15 million after tax for the years ended September 30, 2007 and 2006. The Company recognized the full impact of its stock-based employee compensation in the consolidated statements of operations for the years ended September 30, 2007 and 2006 under FAS 123(R) and did not capitalize any such costs on the consolidated balance sheets because those that qualified for capitalization were not material. The following table presents stock-based compensation expenses included in the Company’s consolidated statement of operations:

	September 30
	2007	2006
	(Dollars in millions)
Cost of sales	$7	$9
Selling and administrative	14	12
Research and technical	2	2

Stock-based compensation expense before tax	23	23

Income tax benefit	(8)	(8)

Net stock-based compensation expense	$15	$15

Stock Options    As of September 30, 2007, Cabot has $1 million of total unrecognized compensation cost related to non-vested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.2 years.

Restricted Stock    As of September 30, 2007, Cabot has $42 million of total unrecognized compensation cost related to non-vested restricted stock granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. The estimated weighted average grant date fair values of restricted stock granted during fiscal years 2007, 2006 and 2005 were $29.62, $20.52 and $18.15, respectively.

In many instances, the Company provides loans to employees, other than executive officers, to purchase restricted stock under its long-term equity incentive program. These loans, secured by the purchased shares, are full recourse and have a term of approximately three years. The loans accrue interest at market rates. As of September 30, 2007 and 2006, the outstanding loan balances were $19 and $20 million, respectively, and are classified as notes receivable for restricted stock on the statement of stockholders’ equity.

Equity Incentive Plan Activity

The following table summarizes the total stock option and the restricted stock activity in the equity incentive plans for the year ended September 30, 2007:

	September 30, 2007
	Stock Options			Restricted Stock
	Total Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Outstanding at September 30, 2006	663	$29.92	$9.45	2,953	$21.38
Granted	42	46.03	11.87	806	29.62
Exercised/Vested	(321)	27.87	9.91	(1,072)	24.77
Cancelled/Forfeited	(16)	39.10	10.32	(119)	18.98

Outstanding at September 30, 2007	368	33.18	9.67	2,568	22.65

Exercisable at September 30, 2007	110	33.40

Stock Options

The following table summarizes information related to the outstanding and vested options on September 30, 2007:

	Options Outstanding	Vested Options
Aggregate Intrinsic Value (dollars in millions)	$1	$—
Weighted Average Remaining Contractual Term (in years)	3	2

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing common stock price of $35.53 on September 30, 2007, which would have been received by the option holders had all option holders exercised their options on that date.

The following table summarizes information related to the total intrinsic value of options exercised during the year ended September 30, 2007:

September 30, 2007
(Dollars in millions)
Intrinsic Value	$5
Cash Received	9
Tax Benefit	2

The Company settles employee stock option exercises with newly issued common shares. The total fair value of the options vested during the year ended September 30, 2007 was $5 million. The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The estimated weighted average grant date fair values of options granted during fiscal 2007, 2006 and 2005 were $11.87, $8.40 and $8.86 per option, respectively. The fair values on the grant date were calculated using the following weighted-average assumptions:

	Years Ended September 30
	2007	2006	2005
Expected stock price volatility	26%	31%	42%
Risk free interest rate	4.8%	4.9%	3.9%
Expected life of options (years)	4	4	4
Expected annual dividends per share	$0.72	$0.64	$0.64

The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the option.

Supplemental Retirement Savings Plan

Cabot’s SRSP provides benefits to highly compensated employees in circumstances in which the maximum limits established under ERISA and the Internal Revenue Code prevent them from receiving all of the Company matching and ESOP contributions that would otherwise be provided under the qualified RSP. The SRSP is non-qualified and unfunded. Contributions under the SRSP are treated as if invested in Cabot common stock. The majority of the distributions made under the SRSP are required to be paid from shares of Cabot common stock held in treasury. The remaining distributions, which relate to certain grandfathered accounts, will be paid in cash based on the market price of Cabot common stock at the time of distribution. The aggregate value of the accounts that will be paid out in stock, which is equivalent to approximately 200,000 shares of Cabot common stock as of September 30, 2007, is reflected at historic cost in stockholders’ equity, and the aggregate value of the accounts that will be paid in cash, which is approximately $3 million as of September 30, 2007, is reflected in other long-term liabilities and marked-to-market quarterly.

Note O. Restructurings

Closure of Waverly, West Virginia Carbon Black Facility

In June 2007, Cabot announced that it would close its carbon black manufacturing facility in Waverly, West Virginia. The decision to close the facility was driven by changes in the North American tire market. Site operations are expected to cease by the middle of calender year 2008. The total charges related to closing the plant are expected to be approximately $22 million, which includes an anticipated net gain on the sale of land where the facility is located. This gain is expected to be less than $1 million. The $22 million includes approximately $2 million for severence and employee benefits, $17 million for accelerated depreciation of the facility assets and $3 million for demolition of the facility. All the charges associated with closing the plant are related to the rubber blacks and performance products product lines. Through September 30, 2007, Cabot has recorded $8 million of these charges, which includes approximately $7 million for accelerated depreciation of the facility assets and approximately $1 million for severance and related benefits. The Company anticipates that the remaining $14 million of charges will be recorded over the next two fiscal years in connection with the closure, demolition and site remediation. As of September 30, 2007, the Company had $1 million of reserves recorded related to severance and related benefits. The Company expects to make cash payments of $3 million and $2 million in fiscal 2008 and 2009, respectively.

Cost Reduction Initiatives

In September 2006, Cabot announced a global restructuring plan principally aimed at reducing the fundamental cost structure of its rubber blacks and performance products product lines. These initiatives included streamlining the Company’s sales, manufacturing, technical service and certain functional groups through a workforce reduction. Implementation began in September 2006 and has been substantially completed. The total number of employees impacted by the cost reductions was approximately 130, with the majority having left the Company by September 30, 2006. Included in this restructuring plan was the closure of the Company’s technical facility in Leiden, Netherlands. The building was sold during the fourth quarter of fiscal 2007 resulting in a gain of approximately $2 million, which was recorded during fiscal 2007. Proceeds from the sale were received during the first quarter of fiscal 2008.

During fiscal 2007, due partly to ongoing weakness in the Supermetals Business, the decision was made to terminate the employment of eight employees in that business. This resulted in a charge of less than $1 million for severance and related benefits during fiscal 2007.

All charges associated with these actions have been recorded in accordance with FAS No. 112, “Employers’ Accounting for Postemployment Benefits” or FAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”, as appropriate. Cabot expects to make cash payments related to these charges of approximately $2 million during fiscal 2008.

The following summarizes the charge recorded for the workforce reductions at September 30, 2007:

Severance And Employee Benefits
(Dollars in millions)
Reserve at September 30, 2005	$—
Charges for the twelve months ended September 30, 2006	10
Cash paid	(1)
Reserve at September 30, 2006	$9
Charges for the twelve months ended September 30, 2007	5
Cash paid	(12)

Reserve at September 30, 2007	$2

Closure of Altona, Australia Carbon Black Facility

In October 2004, Cabot initiated a plan to shut down its Altona, Australia carbon black manufacturing facility due to an indication by Cabot’s raw materials supplier that it would cease supply in September 2005, as well as the decline of the carbon black business in Australia. Production at this facility ceased on October 3, 2005. Through September 30, 2007, Cabot has recorded charges associated with this restructuring of approximately $28 million, which is expected to be partly offset by gains on the sale of the land where the facility was located. All charges associated with this restructuring are related to the rubber blacks and performance products product lines and have been recorded in the consolidated statements of operations since October 2004. No further material charges are expected related to this restructuring. The Company has $1 million of reserves remaining which is expected to be paid during fiscal 2008 in connection with severance and related benefits and completion of site remediation and restoration.

During the first quarter of fiscal 2008, the Company completed the sale of the land. The gain on the sale of the land is approximately $13 million, after tax, net of settlement costs. The gain will be recorded and the proceeds are expected to be received during the first quarter of fiscal 2008.

Total Restructuring

As of September 30, 2007, the reserve balances for the Waverly, West Virginia plant closure, the cost reduction initiatives and the Altona, Australia plant closure are included in accrued expenses in the accompanying consolidated balance sheets.

Restructuring costs were recorded in the consolidated statements of operations for the years ended September 30, 2007, 2006 and 2005 as follows:

	Years Ended September 30
	2007	2006	2005
	(Dollars in millions)
Net sales and other operating revenue	$—	$(1)	$—
Cost of sales	12	6	14
Selling and administrative expense	—	8	2

Total	$12	$13	$16

Note P. Stockholders’ Equity

In May 2007, the Board of Directors authorized Cabot to repurchase up to five million shares of Cabot’s common stock in the open market or in privately negotiated transactions. On September 14, 2007, the Board increased this share repurchase authorization to 10 million shares. This authority does not have a set expiration date. During fiscal 2007 approximately 4.6 million shares were repurchased under the May 2007 authorization and a prior authorization, and as of September 30, 2007, approximately 5.5 million shares remain available for repurchase under the current authorization. Approximately 1.1 million and 1.6 million shares were repurchased under a prior share repurchase authorization during the fiscal years ended September 30, 2006 and 2005, respectively.

In November 1988, Cabot sold 75,336 shares of its Series B ESOP Convertible Preferred Stock to the ESOP for cash at a price of $1,000 per share. Each share of the Series B ESOP Convertible Preferred Stock was convertible into 146.4 shares of Cabot’s common stock. For purposes of calculating diluted earnings per share, the outstanding shares of Series B ESOP Convertible Preferred Stock were assumed to be converted to common stock based on the 146.4 conversion rate.

On July 20, 2007, there were 32,095 shares of Series B ESOP Convertible Preferred Stock outstanding, which were converted into approximately 4.7 million shares of the Company’s common stock. This conversion did not change the Company’s diluted earnings per share (“EPS”) as all preferred shares had been considered converted for purposes of the diluted EPS calculation. However, the increase in the number of outstanding shares of common stock decreased the Company’s basic EPS for the year ended September 30, 2007 by $0.03 per share.

Cabot is the guarantor of the outstanding debt held by the ESOP as described in Note J. Cabot contributed $4 million during each of fiscal 2007, 2006 and 2005 to the ESOP to service the debt. Dividends on ESOP shares used for debt service were $3 million in both fiscal 2007 and 2006 and $4 million in fiscal 2005. In addition, interest incurred on the ESOP debt was $3 million in both fiscal 2007 and 2006 and $4 million in 2005.

During fiscal 2007, 2006 and 2005, Cabot paid cash dividends of $58.13, $77.50 and $77.50 respectively, per share of Series B ESOP Convertible Preferred Stock and $0.72, 0.64 and $0.64, respectively, per share of common stock.

Accumulated Other Comprehensive Income

The balance of related after-tax components comprising accumulated other comprehensive income are summarized below:

	September 30
	2007	2006
	(Dollars in millions)
Foreign currency translation adjustments	$72	$21
Unrealized holding gain on marketable securities	1	1
Unrealized holding loss on derivative instruments	2	(6)
Minimum pension liability adjustment	—	(6)
Effect of the adoption of FAS 158	(7)	—

Accumulated other comprehensive income	$68	$10

Note Q. Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	Years Ended September 30
	2007	2006	2005
	(In millions, except per share amounts)
Basic EPS:
Income (loss) available to common shares (numerator)	$128	$86	$(51)

Weighted-average common shares outstanding	65	63	63
Less: contingently issuable shares(1)	(3)	(3)	(3)

Adjusted weighted-average shares (denominator)	62	60	60

Basic EPS	$2.03	$1.42	$(0.84)

Income per share from discontinued businesses	0.03	0.03	—
Loss per share from cumulative effect of changes in accounting principles	—	(0.03)	—

Net income (loss) per share—basic	$2.06	$1.42	$(0.84)

Diluted EPS:
Income (loss) available to common shares	$128	$86	$(51)
Dividends on preferred stock(2)	1	2	—

Income (loss) available to common shares plus assumed conversions (numerator)	$129	$88	$(51)

Weighted-average common shares outstanding	62	60	60
Effect of dilutive securities:
Assumed conversion of preferred stock	4	6	—
Common shares issuable(3)(4)	2	2	—

Adjusted weighted-average shares (denominator)	68	68	60

Diluted EPS	$1.87	$1.28	$(0.84)

Income per share from discontinued businesses	0.03	0.03	—
Income per share from cumulative effect of changes in accounting principles	—	(0.03)	—

Net income (loss) per share—diluted	$1.90	$1.28	$(0.84)

(1)	Represents outstanding restricted stock issued under Cabot’s Equity Incentive Plans.
(2)

Represents dividends paid on preferred stock, prior to the conversion to common stock during the fourth quarter of fiscal 2007, which would not be paid on common stock issued upon conversion of preferred stock. Due to the Company’s net loss position dividends on preferred stock were not added back to income (loss) available to common shares for the year ended September 30, 2005 when calculating diluted EPS.

(3)	Represents incremental shares from the (i) assumed exercise of stock options; and (ii) outstanding unvested restricted stock issued under Cabot Equity Incentive Plans.
(4)

At September 30, 2007 and 2006, outstanding options to purchase 34,000 and 100,000 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because those options’ exercise prices were greater than the average market price of Cabot common stock for that period. For the year ended September 30, 2005, approximately 7 million common shares, based on assumed conversion of preferred stock, and 1 million of common shares, representing restricted stock and stock options issued under Cabot’s Equity Incentive Plans, were excluded from the calculation of diluted earnings per share, as those shares would have been anti-dilutive due to the Company’s net loss position.

Note R. Income Taxes

Income (loss) before income taxes was as follows:

	Years Ended September 30
	2007	2006	2005
	(Dollars in millions)
Income (loss) from continuing operations:
Domestic	$(30)	$(31)	$(89)
Foreign	198	128	(4)

	$168	$97	$(93)

Taxes on income consisted of the following:

	Years Ended September 30
	2007	2006	2005
	(Dollars in millions)
U.S. federal and state:
Current	$3	$(27)	$(18)
Deferred	(33)	(2)	(48)

Total	(30)	(29)	(66)

Foreign:
Current	62	34	38
Deferred	6	4	(17)

Total	68	38	21

Total U.S. and foreign	$38	$9	$(45)

The provision for income taxes at Cabot’s tax rate differed from the provision for income taxes at the statutory rate as follows:

	Years Ended September 30
	2007	2006	2005
	(Dollars in millions)
Continuing Operations:
Computed tax expense at the federal statutory rate	$59	$34	$(32)
Foreign income:
Impact of taxation at different rates, repatriation and other	(22)	(19)	(20)
Impact of foreign losses for which a current tax benefit is not available	6	9	5
State taxes, net of federal effect	—	1	(1)
Recognition of currency translation loss	—	2	—
Supermetals Business goodwill impairment charge	—	—	31
Extraterritorial income exclusion/qualified production activity income	(1)	(2)	(4)
U.S. and state benefits from research and experimentation activities	(4)	—	(3)

Tax audit settlements	(3)	(18)	(23)

Other, net	3	2	2

Total Continuing Operations	$38	$9	$(45)

Significant components of deferred income taxes were as follows:

	September 30
	2007	2006
	(Dollars in millions)
Deferred tax assets:
Depreciation and amortization	$17	$11
Pension and other benefits	77	80
Environmental liabilities	4	6
Inventory	13	18
Deferred expenses	18	26
Net operating loss and other tax carryforwards	103	78
Other	25	25

Subtotal	257	244
Valuation allowances	(53)	(45)

Total deferred tax assets	$204	$199

	2007	2006
	(Dollars in millions)
Deferred tax liabilities:
Depreciation and amortization	28	$42
Pension and other benefits	14	10
Unremitted earnings of non-U.S. subsidiaries	14	17
Inventory	2	2
Deferred revenue	—	3
Other	9	10

Total deferred tax liabilities	67	$84

In 2007, Cabot recorded $3 million of tax benefits in net income from continuing operations related to tax settlements in various jurisdictions. In addition, Cabot recorded $3 million in tax benefit in discontinued operations related to legal and tax settlements.

In 2006, Cabot recorded $18 million of tax benefits in net income from continuing operations, related to a $12 million settlement of an Internal Revenue Service audit of the years 2000 to 2002 and $6 million related to tax settlements in other jurisdictions. In addition, Cabot recorded a $2 million tax benefit in discontinued operations from the settlement of an Internal Revenue Service audit of the years 2000 to 2002.

In 2005, Cabot recorded a $23 million tax benefit for the settlement of an Internal Revenue Service audit of the years 1997 to 1999 and refund claims for credits generated in those years.

Cabot has filed its tax returns in accordance with the tax laws in each jurisdiction and maintains tax reserves for differences between tax obligations as reflected in its tax filings and potential final tax obligations for exposures that can be reasonably estimated. As of September 30, 2007, the Company has recorded $59 million for these exposures. In the event that actual results are significantly different from these estimates, Cabot’s provision for income taxes could be significantly impacted.

Approximately $243 million of net operating loss carryforwards and $41 million of other tax credit carryforwards remain at September 30, 2007. The benefits of these carryforwards are dependent upon taxable income during the carryforward period in the jurisdictions where they arose. Accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. The following table provides detail surrounding the expiration dates of these carryforwards.

	NOLs	Credits
	(Dollars in millions)
Expiration periods
2008 to 2014	$87	—
2015 and thereafter	23	32
Indefinite carryforward	133	9

Total	243	41

Provisions have not been made for U.S. income taxes or non-U.S. withholding taxes on approximately $433 million of undistributed earnings of non-U.S. subsidiaries, as these earnings are considered indefinitely reinvested. These earnings could become subject to U.S. income taxes and non-U.S. withholding taxes if they were remitted as dividends, were loaned to Cabot Corporation or a U.S. subsidiary, or if Cabot should sell its stock in the subsidiaries.

Cabot has net deferred tax assets of $137 million, $114 million of which is in the U.S. The Company believes that the U.S. net deferred tax assets are more likely than not recoverable through expected future taxable operating income in the U.S. However, recovery is dependent on achieving the forecast of future taxable operating income over an extended period of time. As of September 30, 2007, the Company would need to generate approximately $325 million in cumulative future U.S. taxable operating income at various times over approximately 20 years to realize all of our net U.S. deferred tax assets. The Company also believes that it is more likely than not that the Cabot will recover the $23 million non-U.S. net deferred tax asset which will require approximately $65 million of future taxable operating income to be generated by various non-U.S. subsidiaries. The Company reviews its forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve operating income targets may change the Company’s assessment regarding the recoverability of Cabot’s net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the Company’s net deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on Cabot’s earnings in future periods.

The valuation allowance at September 30, 2007 and 2006 represents management’s best estimate of the non-realizable portion of the net deferred tax assets. The valuation allowance increased in certain tax jurisdictions by $8 million in 2007 due to the uncertainty of the ultimate realization of certain future tax benefits and net operating losses reflected as deferred tax assets.

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

Note S. Commitments and Contingencies

Operating Lease Commitments

Cabot leases certain transportation vehicles, warehouse facilities, office space, machinery and equipment under operating cancelable and non-cancelable leases, most of which expire within ten years and may be renewed by Cabot. Rent expense under such arrangements for 2007, 2006 and 2005 totaled $25 million, $20 million and $10 million, respectively. Future minimum rental commitments under non-cancelable leases are as follows:

(Dollars in millions)
2008	$25
2009	20
2010	13
2011	12
2012	8
2013 and thereafter	39

Total future minimum rental commitments	$117

Other Long-Term Commitments

Cabot has entered into long-term purchase agreements for various key raw materials in the Carbon Black, Supermetals and Metal Oxides businesses. Raw materials purchased under these agreements by business for fiscal years 2007, 2006 and 2005 are as follows:

	Years Ended September 30
	2007	2006	2005
	(Dollars in millions)
Business
Carbon Black	$193	$146	$63
Supermetals	46	37	76
Metal Oxides	15	8	12

Total	$254	$191	$151

The purchase commitments for the Carbon Black, Supermetals and Metal Oxides businesses covered by these agreements are with various suppliers and purchases are expected to take place as follows:

	Payments Due by Fiscal Year
	2008	2009	2010	2011	2012	Thereafter	Total
	(Dollars in millions)
Business
Carbon Black	$204	$147	$103	$95	$72	$587	$1,208
Supermetals	66	29	11	2	—	—	108
Metal Oxides	15	14	14	14	26	144	227

Total	$285	$190	$128	$111	$98	$731	$1,543

Guarantee Agreements

Cabot has provided certain indemnities pursuant to which it may be required to make payments to an indemnified party in connection with certain transactions and agreements. In connection with certain acquisitions and divestitures, Cabot has provided routine indemnities with respect to such matters as environmental, tax, insurance, product and employee liabilities. In connection with various other agreements, including service and supply agreements, Cabot may provide routine indemnities for certain contingencies and routine warranties. Cabot is unable to estimate the maximum potential liability for these types of indemnities as a maximum obligation is not explicitly stated in most cases and the amounts, if any, are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be reasonably estimated. The duration of the indemnities vary, and in many cases are indefinite. Cabot has not recorded any liability for these indemnities in the consolidated financial statements, except as otherwise disclosed.

Contingencies

Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Matters

As of September 30, 2007 and 2006, Cabot had $11 million and $13 million, respectively, reserved for environmental matters primarily related to divested businesses. In 2007 and 2006, there was $5 million and $4 million in accrued expenses and $6 million and $9 million, respectively, in other liabilities on the consolidated balance sheets for environmental matters. These amounts represent Cabot’s best estimates of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Charges for environmental expense were $4 million and $2 million in 2007 and 2006, respectively. Cash payments were $6 million and $5 million during fiscal 2007 and 2006, respectively, related to these environmental matters.

At September 30, 2007, the operational and maintenance component of the $11 million reserve for environmental matters includes $4 million on a net present value basis which approximates $5 million on an undiscounted basis. Cabot expects to make payments of $2 million in each of fiscal 2008 through 2012 and a total of $3 million thereafter. A weighted average risk free rate of 4.51% is used for the environmental liability at September 30, 2007. The book value of the liabilities will be accreted up to the undiscounted liability value through interest expense over the expected cash flow period. The accreted interest expense was less than $1 million during both fiscal 2007 and 2006.

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (1) AO’s insurance coverage for the period prior to the 1990 acquisition and (2) a former owner’s indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982.

Generally, these respirator liabilities involve claims for personal injury, including asbestosis, silicosis and, more recently, coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are claimed to have been negligently designed or labeled. Neither Cabot, nor its past or present subsidiaries, at any time manufactured asbestos or asbestos-containing products. Moreover, not every person with exposure to asbestos giving rise to an asbestos claim used a form of respiratory protection. At no time did this respiratory product line represent a significant portion of the respirator market. In addition, other parties, including AO, AO’s insurers, and another former owner and its insurers (collectively, the “Payor Group”), are responsible for significant portions of the costs of these liabilities, leaving Cabot’s subsidiary with a portion of the liability in only some of the pending cases.

The subsidiary disposed of the business in July 1995 by transferring it to a newly-formed joint venture called Aearo Corporation (“Aearo”) and retained an equity interest in Aearo. Cabot agreed to have the subsidiary retain certain liabilities allocable to respirators used prior to the 1995 transaction so long as Aearo pays Cabot an annual fee of $400,000. Aearo can discontinue payment of the fee at any time, in which case it will assume the responsibility for and indemnify Cabot against the liabilities allocable to respirators manufactured and used prior to the 1995 transaction. Cabot has no liability in connection with any products manufactured by Aearo after 1995. Between July 1995 and September 30, 2001, the Company’s total costs and payments in connection with these respirator liabilities did not exceed the total amounts received from Aearo. Since September 30, 2001, the Company’s total costs and payments in connection with these liabilities have exceeded the amount Cabot has received from Aearo because of the significant increase in claims filed against AO beginning in calendar year 2001. In August 2003, Cabot and its subsidiary sold all of the subsidiary’s equity interest in Aearo for approximately $35 million. This sale did not alter the arrangements described above.

As of December 31, 2002, there were approximately 50,000 claimants in pending cases asserting claims against AO in connection with respiratory products. As of September 30, 2003, 2004, 2005, 2006 and 2007 there were approximately 87,000, 91,000, 92,000, 63,000 and 55,000 claimants, respectively. A large portion of the claims asserted during 2003 were filed in Mississippi and appear to have been prompted by changes in Mississippi’s state procedural laws, which caused claimants to file their claims prior to the effective date of these changes. In 2005, a federal judge ruled that many of the “diagnoses” presented in a broad silicosis class action were unreliable. As a consequence of this ruling, silica and non-malignant asbestos claims filed throughout the country have dropped significantly for AO and for defendants in general in non-malignant asbestos and silica cases. In addition, many claims filed against AO have been dismissed without payment. It appears that this reduction in silica and non-malignant asbestos claims has stabilized, although the total number of dismissals still outnumbered the new cases filed in calendar year 2007, through September 30, 2007.

Cabot has contributed to the Payor Groups’ defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. Cabot engaged through counsel the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm in the field of tort liability valuation, to quantify Cabot’s estimated share of the liability for pending and future respirator claims. The methodology developed by HR&A addresses the complexities surrounding Cabot’s potential liability by making assumptions about future claimants with respect to periods of asbestos exposure and respirator use. Using those and other assumptions, HR&A estimated the number of future claims that would be filed and the related costs that would be incurred in resolving those claims. On this basis, HR&A then estimated the net present value of the share of these liabilities that reflected Cabot’s period of direct manufacture and Cabot’s contractual obligations assuming that all other members of the Payor Group meet their obligations. Based on these estimates, Cabot has a reserve for these matters of $18 million on a net present value basis ($26 million on an undiscounted basis) at September 30, 2007.

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

Cabot’s current estimate of the cost of its share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of members of the Payor Group, (viii) a change in the availability of AO’s insurance coverage, and (ix) a determination that the Company’s interpretation of the contractual obligations on which it has estimated its share of liability is inaccurate. Cabot cannot determine the impact of these potential developments on its current estimate of its share of liability for existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

The $18 million liability for respirator claims is recognized on a discounted basis using a discount rate of 6.00% which represents management’s best estimate of the risk free rate to the cash flow payments of the liability that are projected through 2052. The total expected aggregate undiscounted amount is $26 million. Cabot estimates payments of approximately $3 million, $2 million, $2 million, $1 million, $1 million in 2008, 2009, 2010, 2011 and 2012, respectively, and a total of $17 million in 2013 through 2052. The book value of the liabilities will be accreted up to the undiscounted liability value through interest expense over the expected cash flow period, which was less than $1 million in fiscal 2007. Cash payments were $1 million during both fiscal 2007 and 2006 related to this liability. If the timing of Cabot’s actual payments made for respirator claims differs significantly from the Company’s estimated payment schedule, and the Company could no longer reasonably predict the timing of such payments, Cabot then could be required to record the reserve amount on an undiscounted basis on its consolidated balance sheets, causing an immediate impact to its consolidated statements of operations.

Carbon Black Antitrust Litigation

Cabot, Phelps Dodge Corporation, Columbian Chemicals Co., Degussa Engineered Carbons, LP, Degussa AG, and Degussa Corporation (referred to collectively as the “Defendants”), were named defendants in class action lawsuits filed in several U.S. federal district courts in 2003 and consolidated in U.S. Federal District Court for the District of Massachusetts in 2003. The plaintiffs in these cases alleged that the Defendants conspired to fix, raise, maintain or stabilize prices for carbon black sold in the United States during a specified period. Cabot denies any wrongdoing of any kind in these cases and strongly believes that it has good defenses to these claims. Nonetheless, in fiscal year 2007, Cabot settled this action to avoid further expense, inconvenience, risk and the distraction of burdensome and protracted litigation.

During fiscal years 2003 and 2004, the Company and the above Defendants were named in nine actions filed in Superior Court of the State of California on behalf of a purported class of indirect purchasers of carbon black in the state of California from as early as November 1998 to the present. During fiscal years 2004 and 2005, the Company and the Defendants were named in actions filed in state courts in the states of Florida, Kansas, Tennessee, South Dakota, North Carolina and New Jersey on behalf of all indirect purchasers of carbon black in these states. Each of these complaints asserts violations under the applicable state laws for conduct that is similar to what is alleged in the federal cases described above (the “state actions”). The plaintiffs in the state actions also seek treble damages in an unspecified amount and attorneys’ fees. In October 2007, the Defendants settled the California state actions which were accrued for as of September 30, 2007. Court approval of this settlement is pending. Cabot believes that it has valid defenses to all of the remaining state action claims, and will continue to assert them vigorously. While the outcome of litigation is uncertain, the Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the Company’s financial position.

As stated above, Cabot denies any wrongdoing of any kind in these carbon black antitrust actions and strongly believes it has good defenses to these claims. In light of its strong defenses, the Company did not view its liability for these claims to be probable and, therefore, did not record a reserve for potential liabilities in these matters as of September 30, 2006. The settlement of the federal actions in 2007 and the California state actions in October 2007 gave rise to a change in the Company’s estimates for contingent liabilities of approximately $11 million in fiscal year 2007, which has been recorded in the Company’s consolidated financial statements. Approximately $1 million remains in accruals in the Company’s consolidated balance sheet at September 30, 2007.

Beryllium Claims

Cabot is a party to several pending actions in connection with its discontinued beryllium operations. Cabot entered the beryllium industry through an acquisition in 1978. The Company ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of our former beryllium business was sold to NGK Metals, Inc. in 1986.

During the last several years, several individuals who have resided or worked for many years in the immediate vicinity of the Company’s former beryllium facility located in Reading, Pennsylvania have brought suits against Cabot and NGK for personal injury allegedly caused by beryllium particle emissions produced at that facility. Eight personal injury claims against Cabot are pending in state court in Pennsylvania. In addition, since October 2003, approximately 50 individuals in separate cases have asserted claims for medical monitoring now pending in numerous Pennsylvania state court actions. The plaintiffs allege contact with beryllium in various ways, including residence or employment in the area surrounding the Reading facility, employment at the Reading facility or contact with individuals who worked at the Reading facility. In 2005, summary judgment was granted in Cabot’s favor by the Pennsylvania state trial court in three of the medical monitoring cases and the plaintiffs appealed. In October 2007, the Pennsylvania Superior Court upheld the grant of summary judgment. Discovery is ongoing in the remaining personal injury and medical monitoring cases.

There are also four beryllium product liability cases pending in California state courts. All of these cases are stayed by court order pending the testing of the plaintiffs for beryllium exposure.

In September 2006, Cabot was one of several named defendants in Anthony v. Small Tube Manufacturing Corp. et al., a class action complaint that was filed in the Pennsylvania Court of Common Pleas of Philadelphia County on behalf of certain present and former employees of the U.S. Gauge Inc. facility in Sellersville, Pennsylvania. Cabot removed the case to the United States District Court for the Eastern District of Pennsylvania. U.S. Gauge is a company alleged to have purchased beryllium-containing products from Cabot. The class action alleges that the present and former employees were exposed to beryllium dust and fumes during the machining of beryllium-containing products purchased from Cabot and that they are therefore entitled to receive medical monitoring. There are three other companies named as defendants in the case. Cabot has asserted claims against the other defendants and another party. Discovery in the case has not yet begun.

In December 2006, Cabot was one of several named defendants in Sheridan et al. v. NGK North America, Inc., et al., a class action complaint filed in the Pennsylvania Court of Common Pleas of Philadelphia County on behalf of persons who resided within a one mile radius of the Reading facility for a period of at least six months between 1950 and 2000. Cabot removed the case to the United States District Court for the Eastern District of Pennsylvania. The class action alleges that these persons were exposed to emissions of beryllium from the Reading plant and are, therefore, entitled to receive medical monitoring. Discovery regarding class certification began in October 2007.

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

AVX

On March 8, 2004, AVX Corporation (“AVX”) filed an action against the Company in the United States District Court for the District of Massachusetts. This complaint alleged that Cabot violated the federal antitrust laws in connection with the tantalum supply agreement between Cabot and AVX by tying the purchase of one type of tantalum product by AVX to the purchase of other types. Discovery is proceeding in this matter.

On September 6, 2005, AVX filed a lawsuit in the Superior Court of Massachusetts for Suffolk County alleging that Cabot improperly administered a tantalum supply agreement with AVX. In particular, AVX claims that Cabot has not provided all of the price relief due to AVX pursuant to “most favored nation” (“MFN”) pricing provisions in the agreement. AVX is seeking a declaration of the rights of the parties to the agreement, an accounting of monies paid, due or owing under the MFN provisions, and an award of any sums not paid that should have been. Cabot has filed an answer and a counterclaim against AVX asserting that AVX has underpaid for product in accordance with a proper construction of the MFN provisions. This action was moved to the Business Litigation Section of the Superior Court of Massachusetts in November 2005. Discovery in this case is ongoing, but to date AVX has claimed that it is owed an additional $28 million in MFN credit. In early April 2007, Cabot and AVX filed cross-motions for summary judgment on two key disputed issues in the litigation. A hearing on the motions took place on May 1, 2007. No decision has been issued. Cabot believes that it has valid defenses to all of AVX’s claims against the Company and will continue to assert them vigorously. While the outcome of litigation is uncertain, the Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the Company’s financial position.

Other

In 2001, Cabot entered into agreements (the “Project Agreements”) with Private Power LLC (“Private Power”) relating to co-generation projects at Cabot’s Ville Platte and Franklin (Canal) plants in Louisiana. Shortly after the Project Agreements were entered into, disputes arose regarding the scope of the projects and each party’s respective rights under the Project Agreements. In December 2002, Cabot filed a suit in the Massachusetts state court seeking a declaration that Cabot had not terminated the Project Agreements. Private Power filed counterclaims, which were eventually amended to include claims for breach of contract and allegations of bad faith. In May 2007, Cabot’s motion to dismiss Private Power’s claims was denied. In August 2007, Cabot amended its complaint to add breach of contract and bad faith claims. Discovery is ongoing in the case. The Company believes it has valid defenses to all of Private Power’s claims and will continue to assert them vigorously. While the outcome of litigation is uncertain, the Company does not believe that the ultimate disposition of this matter will have a material adverse effect on the Company’s financial position.

The Company has various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business and in respect of the Company’s divested businesses. In the opinion of the Company, although final disposition of some or all of these other suits and claims may impact the Company’s financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on the Company’s financial position.

Note T. Concentration of Credit Risk

Credit risk represents the loss that would be recognized if counterparties failed to completely perform as contracted. Financial instruments that subject Cabot to credit risk consist principally of cash and cash equivalent, investments, trade receivables and derivatives. Cabot maintains cash and cash equivalents, investments and derivatives with major banks and financial institutions and the Company has not experienced any material credit losses related to these instruments held at these financial institutions. Furthermore, concentrations of credit risk exist for groups of customers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

During fiscal years 2007, 2006 and 2005, The Goodyear Tire and Rubber Company accounted for approximately 12%, 14% and 12%, respectively, of Cabot’s annual consolidated net sales. No other customer individually represented more than 10% of net sales for any period presented. Cabot’s loss of this or other customers that may account for a significant portion of the Company’s sales, or any decrease in sales to any of these customers, could have a material adverse effect on Cabot’s business, financial condition or results of operations.

Tire manufacturers in the Carbon Black Business and capacitor manufacturers in the Supermetals Business comprise significant portions of Cabot’s trade receivable balance. The accounts receivable balance for these significant customers are as follows:

	September 30
	2007	2006
	(Dollars in millions)
Tire manufacturers	$169	$168
Capacitor manufacturers	$32	$42

Cabot has not experienced significant losses in the past from these customers. Cabot monitors its exposure to customers to minimize potential credit losses.

Note U. Financial Information by Segment & Geographic Area

Segment Information

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

The Carbon Black Business is primarily comprised of the rubber blacks, performance products and inkjet colorants product lines as well as the business development activities of Cabot Superior MicroPowders (“CSMP”). The revenues from each of these product lines are as follows:

	Years Ended September 30
	2007	2006	2005
	(Dollars in millions)
Rubber blacks	$1,416	$1,378	$976
Performance products	541	488	469
Inkjet colorants	46	47	39
CSMP	2	4	6

Total Carbon Black Sales	$2,005	$1,917	$1,490

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

Cabot’s rubber blacks products are used in tires and industrial products. Rubber blacks have traditionally been used in the tire industry as a rubber reinforcing agent and are also used as a performance additive. In industrial products such as hoses, belts, extruded profiles and molded goods, rubber blacks are used to improve the physical performance of the product. Performance products are specialized grades of carbon black that are used to enhance conductivity and static charge control, to provide UV protection, to enhance mechanical properties, to provide chemical flexibility through surface treatment and as pigments. These products are used in a wide variety of industries such as inks, coatings, cables, pipes, toners and electronics. Cabot’s performance products include black and white thermoplastic concentrates and specialty compounds that are marketed to the plastics industry. Cabot’s inkjet colorants are high-quality pigment-based black and other colorant dispersions the Company manufactures by surface treating special grades of carbon black and other pigments. Cabot’s inkjet colorant products are produced for various inkjet printing markets, including small office and home office, high speed, wide format, and commercial and industrial printing applications.

The Metal Oxides Business is comprised of the fumed metal oxides (including fumed silica and fumed alumina and dispersions thereof) and aerogel product lines. The revenues from each of these product lines are as follows:

	Years Ended September 30
	2007	2006	2005
	(Dollars in millions)
Fumed metal oxides	$270	$253	$231
Aerogel	1	1	—

Total Metal Oxides Sales	$271	$254	$231

Fumed silica is an ultra-fine, high-purity particle used as a reinforcing, thickening, abrasive, thixotropic, suspending or anti-caking agent in a wide variety of products produced for the automotive, construction, microelectronics and consumer products industries. These products include adhesives, sealants, cosmetics, inks, toners, silicone rubber, coatings, polishing slurries and pharmaceuticals. Fumed alumina, also an ultra-fine, high-purity particle, is used as an abrasive, absorbent or barrier agent in a variety of products, such as inkjet media, polishing slurries, lighting, coatings and cosmetics. Cabot’s aerogels are nano-structured high surface area hydrophobic silica particles with potential uses in a variety of thermal and acoustic insulation applications. This product has been incorporated into the skylight, window and wall system products of several manufacturers of panels for use in the daylighting segment of the construction industry. The product line continues to focus on application and market development activities for use of aerogels in the daylighting and other commercial areas, including oil and gas pipeline insulation applications.

The Supermetals Business produces tantalum, niobium (columbium) and their alloys. Tantalum, which accounts for substantially all of this Business’s sales, is produced in various forms. Electronics is the largest market for tantalum powder, which is used to make capacitors for computers, networking devices, wireless phones, electronics for automobiles and other devices. Tantalum, niobium and their alloys are also produced in wrought form for applications such as the production of superalloys and chemical process equipment and for various other industrial and aerospace applications. In addition, the Company sells the starting metals used to manufacture finished tantalum sputtering targets used in thin film applications, including semiconductors, inkjet heads, magnetics and flat panel displays.

The Specialty Fluids Business produces and markets cesium formate as a drilling and completion fluid for use primarily in high pressure and high temperature oil and gas well operations. Cesium formate products are solids-free, high-density fluids that have a low viscosity, permitting them to flow readily in oil and gas wells. The fluid is resistant to high temperatures, minimizes damage to producing reservoirs and is readily biodegradable. In a majority of applications, cesium formate is blended with other formates or products.

The accounting policies of the segments are the same as those described in the summary of “Significant Accounting Policies.” Exceptions are noted as follows and are incorporated in the tables below. Revenues from external customers for certain product lines within the Carbon Black Business include 100% of sales from one equity affiliate. Segment profit is a measure used by Cabot’s operating decision-makers to measure consolidated operating results and assess segment performance. Cabot evaluates the performance of its segments and allocates resources based on segment profit or loss before taxes (“PBT”). Segment PBT includes equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest and allocated corporate costs and excludes interest expense, foreign currency transaction gains and losses, interest income, dividend income, as well as certain items that have not been allocated to a segment as they are significant and unusual or infrequent. Cash, short-term investments, cost investments, income taxes receivable, deferred taxes and headquarters’ assets are included in unallocated and other. Expenditures for additions to long-lived assets include total equity and other investments (including available-for-sale securities), property, plant and equipment, intangible assets and assets held for rent.

Financial information by segment is as follows:

	Carbon Black	Metal Oxides	Supermetals(1)	Specialty Fluids	Segment Total	Unallocated and Other(2)	Consolidated Total
	(Dollars in millions)
Years Ended September 30,
2007
Revenues from external customers(3)	$2,005	$271	$233	$58	$2,567	$49	$2,616
Depreciation and amortization	112	25	5	4	146	3	149
Equity in net income of affiliated companies	11	1	—	—	12	—	12
Income (loss) from continuing operations before taxes(4)	156	36	15	25	232	(64)	168
Assets(5)	1,657	257	266	85	2,265	371	2,636
Investment in equity-basis affiliates	61	4	—	—	65	—	65
Total expenditures for additions to long-lived assets(6)	114	16	13	1	144	100	244
2006
Revenues from external customers(3)	$1,917	$254	$292	$44	$2,507	$36	$2,543
Depreciation and amortization	96	23	5	4	128	3	131
Equity in net income of affiliated companies	11	1	—	—	12	—	12
Income (loss) from continuing operations before taxes(4)(7)	101	22	41	16	180	(83)	97
Assets(5)	1,552	245	284	71	2,152	382	2,534
Investment in equity-basis affiliates	55	4	—	—	59	—	59
Total expenditures for additions to long-lived assets(6)	154	23	10	4	191	27	218
2005
Revenues from external customers(3)	$1,490	$231	$346	$40	$2,107	$18	$2,125
Depreciation and amortization	91	22	22	4	139	3	142
Equity in net income of affiliated companies	11	1	—	—	12	—	12
Income (loss) from continuing operations before taxes(4)	94	16	52	17	179	(272)	(93)
Assets(5)	1,287	234	351	74	1,946	428	2,374
Investment in equity-basis affiliates	60	3	—	—	63	—	63
Total expenditures for additions to long-lived assets(6)	136	26	21	6	189	97	286

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
(3)

Revenues from external customers for the Carbon Black Business includes 100% of sales from one equity affiliate and at market-based prices. Unallocated and Other revenues from external customers reflects an adjustment for the equity affiliate sales and includes royalties paid by equity affiliates offset by external shipping and handling fees:

	Years Ended September 30
	2007	2006	2005
	(Dollars in millions)
Equity affiliate sales	$(40)	$(39)	$(36)
Royalties paid by equity affiliates and other operating revenues	14	10	12
Shipping and handling fees	75	65	42

Total	$49	$36	$18

(4)	Income (loss) from continuing operations before taxes for Unallocated and Other includes:

	Years Ended September 30
	2007	2006	2005
	(Dollars in millions)
Interest expense	$(34)	$(27)	$(29)
Certain items(a)	(34)	(51)	(242)
Reversal of equity in net income of affiliated companies	(12)	(12)	(12)
Foreign currency transaction gains (losses)(b)	8	(2)	2
Other unallocated income(c)	8	9	9

Total	$(64)	$(83)	$(272)

(a)

Certain items for fiscal 2007 include charges of $12 million for legal reserves, $8 million and $1 million for the closure of the Company’s carbon black facilities in Waverly, West Virginia and Altona, Australia, respectively, $3 million for the global restructuring initiatives, $6 million for environmental reserves and settlement and $4 million related to the acquisition of substantially all of the assets of AP Materials, Inc. Certain items for fiscal 2006 include a $10 million for charge for global restructuring initiatives, $11 million for charges related to the closure of the Company’s Altona facility, $3 million for cost reduction initiatives and $27 million for the Sons of Gwalia settlement payment. These certain items for fiscal 2005 include $16 million for restructuring charges, $90 million of goodwill asset impairment charges as discussed in Note D, $121 million of long-lived asset impairment charges as discussed in Note D and $15 million of charges related to cost reduction initiatives in the Supermetals Business.

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

(7)

Amounts include a reclassification of $4 million of profit from the Carbon Black segment to the Metal Oxides segment. This reclassification was deemed to be immaterial for purposes of the annual segment reporting in the September 30, 2006 consolidated financial statements.

Geographic Information

Sales are attributed to the United States and to all foreign countries based on the location from which the sale originated. Revenues from external customers and long-lived assets attributable to an individual country, other than the United States, Japan and China, did not meet the threshold for disclosure.

Revenues from external customers and long-lived asset information by geographic area are summarized as follows:

	United States	Japan	China	Other Foreign Countries	Consolidated Total
	(Dollars in millions)
Years Ended September 30,
2007
Revenues from external customers	$717	$345	$267	$1,287	$2,616
Long-lived assets(1)	$387	$67	$145	$566	$1,165
2006
Revenues from external customers	$790	$351	$206	$1,196	$2,543
Long-lived assets(1)	$383	$16	$130	$574	$1,103
2005
Revenues from external customers	$609	$219	$124	$1,173	$2,125
Long-lived assets(1)	$332	$22	$68	$547	$969

(1)	Long-lived assets include total equity and other investments, (including available-for-sale marketable securities), net property, plant and equipment, net intangible assets and assets held for rent.

Note V. Unaudited Quarterly Financial Information

Unaudited financial results by quarter for the fiscal years ended September 30, 2007 and 2006 are summarized below.

	Quarter Ended
	December		March		June		September		Year
	(Dollars in millions, except per share amounts)
Fiscal 2007
Net sales	$655		$637		$649		$675		$2,616
Gross profit	149		138		106		111		505
Income from continuing operations	54	(1)	31	(2)	21	(3)	21	(4)	127
Income (loss) from discontinued operations	—		—		(1	)(5)	3	(6)	2

Net income	$54		$31		$20		$24		$129
Dividends on preferred stock, net of tax benefit	—		(1)		—		—		(1)

Income available to common shares	$54		$30		$20		$24		$128

Income from continuing operations per common share (diluted)	$0.79		$0.45		$0.31		$0.32		$1.87
Income per common share (diluted)	$0.79		$0.45		$0.30		$0.36		$1.90

Fiscal 2006
Net sales	$587		$627		$666		$663		$2,543
Gross profit	106		85		115		113		419
Income from continuing operations	22	(7)	12	(8)	25	(9)	29	(10)	88
Discontinued Operations, net of tax	—		—		—		2	(11)	2
Cumulative effect of accounting changes, net of tax	2	(12)	—		—		(4	)(12)	(2)

Net income	$24		$12		$25		$27		$88
Dividends on preferred stock, net of tax benefit	(1)		—		(1)		—		(2)

Income available to common shares	$23		$12		$24		$27		$86

Income from continuing operations per common share (diluted)	$0.31		$0.17		$0.37		$0.43		$1.28
Income (loss) from cumulative effect of change in accounting principle per common share (diluted)	0.04		—		—		(0.07)		(0.03)
Income from discontinued operations per common share (diluted)	—		—		—		0.03		0.03

Income per common share (diluted)	$0.35		$0.17		$0.37		$0.39		$1.28

(1)	Includes charges of $2 million for global restructuring initiatives and $1 million related to closure of the Company’s Altona, Australia facility.
(2)

Includes charges of $5 million for environmental reserves and a legal settlement, $2 million for global restructuring initiatives, as well as a $10 million reserve related to the carbon black antitrust litigation.

(3)	Includes charges of $3 million related to the closure of the Company’s Waverly, West Virginia carbon black facility and $1 million for environmental reserves.
(4)

Includes charges of $2 million for legal reserves, $5 million related to the closure of the Company’s Waverly, West Virginia carbon black facilitiy, $4 million for the acquisition of flamed synthesis technology and a $1 million benefit in connection with the 2006 global restructuring initiatives, which primarily relates to the sale of the Company’s Leiden, Netherlands facility.

(5)	Amount relates to a legal reserve in connection with the Company’s discontinued operations.
(6)	Amount relates to a favorable tax settlement recognized during the period related to our discontinued liquified natural gas business.
(7)	Includes $1 million charge for restructuring initiatives and $1 million charge for cost reduction initiatives.
(8)	Includes $2 million charge for restructuring initiatives, $2 million charge for cost reduction initiatives and $27 million charge for the Sons of Gwalia settlement payment.
(9)	Includes $1 million charge for restructuring initiatives and $1 million charge for cost reduction initiatives.
(10)	Includes $10 million charge for global restructuring initiatives and $7 million charge related to the closure of our Altona facility.
(11)	Amount relates to a favorable tax settlement recognized during the period related to our discontinued liquified natural gas business.
(12)

Amounts related to the cumulative benefit resulting from the adoption of FAS 123(R) in the first quarter of fiscal 2006, net of tax, and amounts related to the cumulative expense resulting from the adoption of FIN 47 in the fourth quarter of 2006, net of tax.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cabot Corporation

Boston, Massachusetts

We have audited the accompanying consolidated balance sheet of Cabot Corporation and subsidiaries (the “Company”) as of September 30, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note M to the consolidated financial statements, the Company adopted the funded status and the disclosure requirements of Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” as of September 30, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 29, 2007 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 29, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cabot Corporation:

In our opinion, the consolidated balance sheet as of September 30, 2006 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of two years in the period ended September 30, 2006 present fairly, in all material respects, the financial position of Cabot Corporation and its subsidiaries at September 30, 2006, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

December 14, 2006

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Cabot carried out an evaluation, under the supervision and with the participation of its management, including the Company’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2007. Based on that evaluation, Cabot’s Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Cabot’s management assessed the effectiveness of Cabot’s internal control over financial reporting as of September 30, 2007 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, Cabot’s management concluded that Cabot’s internal control over financial reporting was effective as of September 30, 2007.

Cabot’s internal control over financial reporting as of September 30, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report below.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cabot Corporation

Boston, Massachusetts

We have audited the internal control over financial reporting of Cabot Corporation and subsidiaries (the “Company”) as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2007 of the Company and our report dated November 29, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 29, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

The other information required by this item will be included in our Proxy Statement for the 2008 Annual Meeting of Stockholders (“Proxy Statement”) and is herein incorporated by reference.

Item 11.	Executive Compensation

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of September 30, 2007 regarding the number of shares of common stock that may be issued under Cabot’s equity compensation plans. All of our equity compensation plans have been approved by our stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders(1)	368,100	$33.18	2,955,500
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)

Included in this category are the following equity plans that have been approved by Cabot’s stockholders: 2006 Long-Term Incentive Plan, 1999 Equity Incentive Plan, 1996 Equity Incentive Plan and Non-Employee Directors’ Stock Compensation Plan.

(2)

The number in this column of the table represents the securities remaining available for future issuance under the 2006 Long-Term Incentive Plan and Non-Employee Directors’ Stock Compensation Plan. No new awards may be made under either the 1996 Equity Incentive Plan or the 1999 Equity Incentive Plan although there remain outstanding awards previously granted under these plans.

The other information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements. See “Index to Financial Statements” under Item 8 on page 53 of this Form 10-K.

(b)	Exhibits. (Certain exhibits not included in copies of the Form 10-K sent to stockholders.)

The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K. Cabot will furnish to any stockholder, upon written request, any exhibit listed below, upon payment by such stockholder of the Company’s reasonable expenses in furnishing such exhibit.

Exhibit Number		Description
3(a)	—	Certificate of Incorporation of Cabot Corporation restated effective October 24, 1983, as amended (incorporated herein by reference to Exhibit 3.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, file reference 1-5667, filed with the SEC on February 9, 2006).

3(b)	—	The By-laws of Cabot Corporation as amended January 12, 2007 (incorporated herein by reference to Exhibit 3.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, file reference 1-5667, filed with the SEC on February 9, 2007).

4(a)(i)	—	Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4 of Amendment No. 1 to Cabot’s Registration Statement on Form S-3, Registration No. 33-18883, filed with the SEC on December 10, 1987).

4(a)(ii)	—	First Supplemental Indenture dated as of June 17, 1992, to the Indenture (incorporated by reference to Exhibit 4.3 of Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-48686, filed with the SEC on June 18, 1992).

4(a)(iii)	—	Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, file reference 1-5667, filed with the SEC on February 14, 1997).

4(a)(iv)	—	Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K, dated November 20, 1998, file reference 1-5667, filed with the SEC on November 20, 1998).

10(a)	—	Credit Agreement dated August 3, 2005 among Cabot Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Citibank, N.A., as Syndication Agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, file reference 1-5667, filed with the SEC on August 9, 2005).

10(b)(i)*	—	1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 28 of Cabot’s Registration Statement on Form S-8, Registration No. 333-03683, filed with the SEC on May 14, 1996).

10(b)(ii)*	—	1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, file reference 1-5667, filed with the SEC on May 17, 1999).

10(b)(iii)*	—	Amendments to Cabot Corporation 1996 and 1999 Equity Incentive Plans, dated May 12, 2000 (incorporated herein by reference to Exhibit 10 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, file reference 1-5667, filed with the SEC on May 15, 2000).

Exhibit Number		Description
10(b)(iv)*	—	Amendment to 1999 Equity Incentive Plan dated March 7, 2002 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002, file reference 1-5667, filed with the SEC on May 15, 2002).

10(b)(v)*	—	2006 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(b)(vi)*	—	Non-Employee Directors’ Stock Compensation Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(b)(vii)*	—	Cabot Corporation Short-Term Incentive Compensation Plan (incorporated herein by reference to Appendix C of Cabot’s Proxy Statement on Schedule 14A relating to the 2007 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 29, 2007).

10(c)	—	Note Purchase Agreement between John Hancock Mutual Life Insurance Company, State Street Bank and Trust Company, as trustee for the Cabot Corporation Employee Stock Ownership Plan, and Cabot Corporation, dated as of November 15, 1988 (incorporated by reference to Exhibit 10(c) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1988, file reference 1-5667, filed with the SEC on December 29, 1988).

10(d)(i)*	—	Supplemental Cash Balance Plan (incorporated herein by reference to Exhibit 10(e)(i) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).

10(d)(ii)*	—	Supplemental Cash Balance Plan, as amended and restated effective January 1, 2002 (incorporated herein by reference to Exhibit 10(d)(ii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).

10(d)(iii)*	—	Supplemental Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10(e)(ii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).

10(d)(iv)*	—	Supplemental Retirement Incentive Savings Plan (incorporated herein by reference to Exhibit 10(e)(iii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).

10(d)(v)*	—	Supplemental Retirement Savings Plan, as amended and restated effective December 31, 2000 (incorporated herein by reference to Exhibit 10(d)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).

10(d)(vi)*	—	Cabot Corporation Deferred Compensation Plan dated January 1, 1995 (incorporated herein by reference to Exhibit 10(e)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the SEC on December 29, 1995).

10(d)(vii)*	—	Amendment 1997-I to Cabot Corporation Deferred Compensation Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1997, file reference 1-5667, filed with the SEC on December 24, 1997).

10(d)(viii)*†	—	Cabot Corporation Amended and Restated Deferred Compensation Plan dated July 13, 2007.

Exhibit Number		Description
10(d)(ix)*	—	Non-Employee Directors’ Stock Deferral Plan dated July 14, 2006 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, file reference 1-5667, filed with the SEC on August 9, 2006).

10(e)	—	Group Annuity Contract No. GA-6121 between The Prudential Insurance Company of America and State Street Bank and Trust Company, dated June 28, 1991 (incorporated herein by reference to Exhibit 10(h) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the SEC on December 27, 1991).

10(f)*	—	Summary of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10(f) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2006, file reference 1-5667, filed with the SEC on December 14, 2006).

10(g)	—	Asset Transfer Agreement, dated as of June 13, 1995, among Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation, Cabot Safety Holdings Corporation and Cabot Safety Acquisition Corporation (incorporated herein by reference to Exhibit 2(a) of Cabot Corporation’s Current Report on Form 8-K dated July 11, 1995, file reference 1-5667, filed with the SEC July 26, 1995).

10(h)(i)*	—	Cabot Corporation Senior Management Severance Protection Plan, effective January 9, 1998 (incorporated herein by reference to Exhibit 10(a) of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, file reference 1-5667, filed with the SEC February 17, 1998).

10(h)(ii)*	—	Amendment to Cabot Corporation Senior Management Severance Protection Plan, effective January 12, 2007 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, file reference 1-5667, filed with the SEC on February 9, 2007).

10(i)	—	Fiscal Agency Agreement dated as of September 24, 2003 among Cabot Finance B.V., Cabot Corporation, and U.S. Bank Trust National Association (incorporated herein by reference to Exhibit 10(l) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).

12†	—	Statement Re: Computation of Ratio of Earnings (Loss) to Fixed Charges.

21†	—	Subsidiaries of Cabot Corporation.

23(i)†	—	Consent of Deloitte & Touche LLP.

23(ii)†	—	Consent of PricewaterhouseCoopers LLP.

31(i)†	—	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31(ii)†	—	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32†	—	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

(c)	Schedules. The Schedules have been omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABOT CORPORATION

By:	/s/ KENNETT F. BURNES
Kennett F. Burnes
Chairman of the Board, President and Chief Executive Officer

Date: November 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ KENNETT F. BURNES Kennett F. Burnes	Director, Chairman of the Board, President and Chief Executive Officer	November 29, 2007

/s/ JONATHAN P. MASON Jonathan P. Mason	Executive Vice President and Chief Financial Officer (principal financial officer)	November 29, 2007

/s/ JAMES P. KELLY James P. Kelly	Vice President and Controller (principal accounting officer)	November 29, 2007

/s/ DIRK L. BLEVI Dirk L. Blevi	Director and Executive Vice President	November 29, 2007

/s/ JOHN S. CLARKESON John S. Clarkeson	Director	November 29, 2007

/s/ JUAN ENRIQUEZ-CABOT Juan Enriquez-Cabot	Director	November 29, 2007

/s/ ARTHUR L. GOLDSTEIN Arthur L. Goldstein	Director	November 29, 2007

/s/ GAUTAM S. KAJI Gautam S. Kaji	Director	November 29, 2007

/s/ RODERICK C.G. MACLEOD Roderick C.G. MacLeod	Director	November 29, 2007

/s/ HENRY F. MCCANCE Henry F. McCance	Director	November 29, 2007

Signatures	Title	Date

/s/ JOHN F. O’BRIEN John F. O’Brien	Director	November 29, 2007

/s/ RONALDO H. SCHMITZ Ronaldo H. Schmitz	Director	November 29, 2007

/s/ LYDIA W. THOMAS Lydia W. Thomas	Director	November 29, 2007

/s/ MARK S. WRIGHTON Mark S. Wrighton	Director	November 29, 2007

/s/ SHENGMAN ZHANG Shengman Zhang	Director	November 29, 2007

EXHIBIT INDEX

3(a)	—	Certificate of Incorporation of Cabot Corporation restated effective October 24, 1983, as amended (incorporated herein by reference to Exhibit 3.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, file reference 1-5667, filed with the SEC on February 9, 2006).

3(b)	—	The By-laws of Cabot Corporation as amended January 12, 2007 (incorporated herein by reference to Exhibit 3.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, file reference 1-5667, filed with the SEC on February 9, 2007).

4(a)(i)	—	Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4 of Amendment No. 1 to Cabot’s Registration Statement on Form S-3, Registration No. 33-18883, filed with the SEC on December 10, 1987).

4(a)(ii)	—	First Supplemental Indenture dated as of June 17, 1992, to the Indenture (incorporated by reference to Exhibit 4.3 of Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-48686, filed with the SEC on June 18, 1992).

4(a)(iii)	—	Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, file reference 1-5667, filed with the SEC on February 14, 1997).

4(a)(iv)	—	Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K, dated November 20, 1998, file reference 1-5667, filed with the SEC on November 20, 1998).

10(a)	—	Credit Agreement dated August 3, 2005 among Cabot Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Citibank, N.A., as Syndication Agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, file reference 1-5667, filed with the SEC on August 9, 2005).

10(b)(i)*	—	1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 28 of Cabot’s Registration Statement on Form S-8, Registration No. 333-03683, filed with the SEC on May 14, 1996).

10(b)(ii)*	—	1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, file reference 1-5667, filed with the SEC on May 17, 1999).

10(b)(iii)*	—	Amendments to Cabot Corporation 1996 and 1999 Equity Incentive Plans, dated May 12, 2000 (incorporated herein by reference to Exhibit 10 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, file reference 1-5667, filed with the SEC on May 15, 2000).

10(b)(iv)*	—	Amendment to 1999 Equity Incentive Plan dated March 7, 2002 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002, file reference 1-5667, filed with the SEC on May 15, 2002).

10(b)(v)*	—	2006 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(b)(vi)*	—	Non-Employee Directors’ Stock Compensation Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(b)(vii)*	—	Cabot Corporation Short-Term Incentive Compensation Plan (incorporated herein by reference to Appendix C of Cabot’s Proxy Statement on Schedule 14A relating to the 2007 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 29, 2007).

10(c)	—	Note Purchase Agreement between John Hancock Mutual Life Insurance Company, State Street Bank and Trust Company, as trustee for the Cabot Corporation Employee Stock Ownership Plan, and Cabot Corporation, dated as of November 15, 1988 (incorporated by reference to Exhibit 10(c) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1988, file reference 1-5667, filed with the SEC on December 29, 1988).

10(d)(i)*	—	Supplemental Cash Balance Plan (incorporated herein by reference to Exhibit 10(e)(i) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).

10(d)(ii)*	—	Supplemental Cash Balance Plan, as amended and restated effective January 1, 2002 (incorporated herein by reference to Exhibit 10(d)(ii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).

10(d)(iii)*	—	Supplemental Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10(e)(ii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).

10(d)(iv)*	—	Supplemental Retirement Incentive Savings Plan (incorporated herein by reference to Exhibit 10(e)(iii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).

10(d)(v)*	—	Supplemental Retirement Savings Plan, as amended and restated effective December 31, 2000 (incorporated herein by reference to Exhibit 10(d)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).

10(d)(vi)*	—	Cabot Corporation Deferred Compensation Plan dated January 1, 1995 (incorporated herein by reference to Exhibit 10(e)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the SEC on December 29, 1995).

10(d)(vii)*	—	Amendment 1997-I to Cabot Corporation Deferred Compensation Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1997, file reference 1-5667, filed with the SEC on December 24, 1997).

10(d)(viii)*†	—	Cabot Corporation Amended and Restated Deferred Compensation Plan dated July 13, 2007.

10(d)(ix)*	—	Non-Employee Directors’ Stock Deferral Plan dated July 14, 2006 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, file reference 1-5667, filed with the SEC on August 9, 2006).
10(e)	—	Group Annuity Contract No. GA-6121 between The Prudential Insurance Company of America and State Street Bank and Trust Company, dated June 28, 1991 (incorporated herein by reference to Exhibit 10(h) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the SEC on December 27, 1991).

10(f)*	—	Summary of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10(f) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2006, file reference 1-5667, filed with the SEC on December 14, 2006).

10(g)	—	Asset Transfer Agreement, dated as of June 13, 1995, among Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation, Cabot Safety Holdings Corporation and Cabot Safety Acquisition Corporation (incorporated herein by reference to Exhibit 2(a) of Cabot Corporation’s Current Report on Form 8-K dated July 11, 1995, file reference 1-5667, filed with the SEC July 26, 1995).

10(h)(i)*	—	Cabot Corporation Senior Management Severance Protection Plan, effective January 9, 1998 (incorporated herein by reference to Exhibit 10(a) of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, file reference 1-5667, filed with the SEC February 17, 1998).

10(h)(ii)*	—	Amendment to Cabot Corporation Senior Management Severance Protection Plan, effective January 12, 2007 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, file reference 1-5667, filed with the SEC on February 9, 2007).

10(i)	—	Fiscal Agency Agreement dated as of September 24, 2003 among Cabot Finance B.V., Cabot Corporation, and U.S. Bank Trust National Association (incorporated herein by reference to Exhibit 10(l) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).

12†	—	Statement Re: Computation of Ratio of Earnings (Loss) to Fixed Charges.

21†	—	Subsidiaries of Cabot Corporation.

23(i)†	—	Consent of Deloitte & Touche LLP.

23(ii)†	—	Consent of PricewaterhouseCoopers LLP.

31(i)†	—	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31(ii)†	—	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32†	—	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.