Form 10-Q
period 2007-12-31
CABOT CORP
filed 2008-02-11
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

As of February 5, 2008 the Company had 65,085,465 shares of Common Stock, par value $1 per share, outstanding.

CABOT CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended December 31
	2007	2006
	(In millions, except per share amounts)
Net sales and other operating revenues	$711	$655
Cost of sales	594	506

Gross profit	117	149

Selling and administrative expenses	56	54
Research and technical expenses	17	15

Income from operations	44	80

Interest and dividend income	1	2
Interest expense	(9)	(9)
Other income (expense)	(2)	2

Income from operations before income taxes, equity in net income of affiliated companies and minority interest	34	75
Benefit (provision) for income taxes	6	(19)
Equity in net income of affiliated companies, net of tax of $1 and $0	2	3
Minority interest in net income, net of tax of $0 and $1	(6)	(5)

Net income	36	54
Dividends on preferred stock, net of tax benefit of none and $0	—	—

Income available to common shares	$36	$54

Weighted-average common shares outstanding, in millions:
Basic	63	61

Diluted	64	69

Income per common share:
Basic:
Net income per share—basic	$0.57	$0.88

Diluted:
Net income per share—diluted	$0.56	$0.79

Dividends per common share	$0.18	$0.18

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	December 31, 2007	September 30, 2007
	(In millions, except share and per share amounts)
Current assets:
Cash and cash equivalents	$129	$154
Short-term marketable securities	1	2
Accounts and notes receivable, net of reserve for doubtful accounts of $6 and $6	601	563
Inventories:
Raw materials	178	154
Work in process	71	77
Finished goods	221	184
Other	30	27

Total inventories	500	442
Prepaid expenses and other current assets	90	72
Assets held for sale	7	7
Deferred income taxes	39	35

Total current assets	1,367	1,275

Investments:
Equity affiliates	67	65
Long-term marketable securities and cost investments	3	3

Total investments	70	68

Property, plant and equipment	2,899	2,823
Accumulated depreciation and amortization	(1,874)	(1,807)

Net property, plant and equipment	1,025	1,016

Other assets:
Goodwill	35	34
Intangible assets, net of accumulated amortization of $11 and $10	3	4
Assets held for rent	43	42
Deferred income taxes	130	120
Other assets	87	77

Total other assets	298	277

Total assets	$2,760	$2,636

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES & STOCKHOLDERS’ EQUITY

UNAUDITED

	December 31, 2007	September 30, 2007
	(In millions, except share and per share amounts)
Current liabilities:
Notes payable to banks	$121	$67
Accounts payable and accrued liabilities	419	427
Income taxes payable	39	36
Deferred income taxes	2	2
Current portion of long-term debt	10	15

Total current liabilities	591	547

Long-term debt	505	503
Deferred income taxes	15	16
Other liabilities	320	300

Commitments and contingencies (Note E)

Minority interest	86	76

Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value Series B ESOP Convertible Preferred Stock 7.75% Cumulative, Authorized: 200,000 shares
Issued and outstanding: none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value Issued: 65,315,338 and 65,424,674 shares Outstanding: 65,171,348 and 65,279,803 shares	65	65
Less cost of 143,990 and 144,871 shares of common treasury stock	(5)	(5)
Additional paid-in capital	2	—
Retained earnings	1,143	1,119
Deferred employee benefits	(33)	(34)
Notes receivable for restricted stock	(19)	(19)
Accumulated other comprehensive income	90	68

Total stockholders’ equity	1,243	1,194

Total liabilities and stockholders’ equity	$2,760	$2,636

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended December 31
	2007	2006
	(In millions)
Cash Flows from Operating Activities:
Net income	$36	$54
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	42	35
Deferred tax (benefit) provision	(10)	—
Gain on sale of property, plant and equipment	(16)	—
Equity in income of affiliated companies	(2)	(2)
Minority interest in net income	6	5
Non-cash compensation	6	6
Other non-cash items, net	—	(1)
Changes in assets and liabilities net of acquisitions and the effect of consolidation of equity affiliates:
Accounts and notes receivable	(20)	3
Inventories	(50)	(4)
Prepaid expenses and other current assets	(14)	(20)
Accounts payable and accrued liabilities	(18)	(35)
Income taxes payable	3	10
Other liabilities	(1)	(4)
Cash dividends received from equity affiliates	1	3
Other	(5)	2

Cash (used in) provided by operating activities	(42)	52

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(33)	(26)
Proceeds from sales of property, plant and equipment	18	2
Increase in assets held for rent	(2)	—
Purchases of marketable securities	—	(49)
Proceeds from maturity of marketable securities	—	19

Cash used in investing activities	(17)	(54)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	53	14
Repayments under financing arrangements	(29)	(6)
Repayments of long-term debt	(7)	(7)
Increase in notes payable to banks, net	28	3
Proceeds from sales of common stock	—	6
Purchases of common stock	(3)	—
Proceeds from cash contributions received from minority interest shareholders	8	—
Cash dividends paid to minority interest stockholders	(7)	(3)
Cash dividends paid to stockholders	(12)	(12)

Cash provided by (used in) in financing activities	31	(5)

Effect of exchange rate changes on cash	3	1

Decrease in cash and cash equivalents	(25)	(6)
Cash and cash equivalents at beginning of period	154	189

Cash and cash equivalents at end of period	$129	$183

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended December 31, 2007

(In millions, except shares in thousands)

UNAUDITED

	Preferred Stock, Net of Treasury Stock		Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Deferred Employee	Notes Receivable for Restricted	Accumulated Other Comprehensive	Total Stockholders’	Total Comprehensive
	Shares	Cost	Shares	Cost	Capital	Earnings	Benefits	Stock	Income	Equity	Income
Balance at September 30, 2007	—	$—	65,280	$60	$—	$1,119	$(34)	$(19)	$68	$1,194
Net income						36					$36
Foreign currency translation adjustment									19		19
Change in unrealized loss on derivative instruments									3		3

Other comprehensive income											22
Comprehensive income										58	$58

Common dividends paid						(12)				(12)
Issuance of stock under employee compensation plans, net of forfeitures			13	—	1					1
Amortization of share-based compensation					5					5
Purchase and retirement of common and treasury stock			(122)	—	(4)					(4)
Principal payment by Employee Stock Ownership Plan under guaranteed loan							1			1
Notes receivable for restricted stock—payments and forfeitures								—		—
Cumulative effect of the adoption of FIN 48						—				—

Balance at December 31, 2007	—	$—	65,171	$60	$2	$1,143	$(33)	$(19)	$90	$1,243

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

UNAUDITED

A. Basis of Presentation

The consolidated financial statements include the accounts of Cabot Corporation and its majority-owned and controlled U.S. and non-U.S. subsidiaries (“Cabot” or the “Company”). Intercompany transactions have been eliminated.

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (“2007 10-K”).

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 2007 and 2006. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

The presentation of dividends received from equity affiliates in the fiscal 2007 consolidated statement of cash flows has been changed to conform to the fiscal 2008 cash flow presentation. The change required the reclassification of $3 million to the “Cash dividends received from equity affiliates” line from the “Other” line within cash flows from operating activities. This reclassification had no impact on cash flows from operating, financing or investing activities.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

UNAUDITED

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

Cabot maintains allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both a historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the periods ended December 31, 2007 and 2006 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

Financial Instruments

Cabot’s financial instruments consist primarily of cash and cash equivalents, short-term and long-term debt, and derivative instruments. The carrying values of Cabot’s financial instruments approximate fair value with the exception of long-term debt that has not been designated with a fair value hedge. This portion of long-term debt is recorded at face value. The fair values of derivative instruments are based on quoted market prices. Derivative financial instruments are used to manage certain of Cabot’s foreign currency and interest rate exposures, which exist as part of the Company’s on-going business operations. Cabot does not enter into financial instruments for speculative purposes, nor does Cabot hold or issue any financial instruments for trading purposes. Derivative financial instruments are accounted for in accordance with Statement of Financial Accounting Standard (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – An Amendment of FAS 133” (“FAS 133”), and are measured and recorded at fair value on the consolidated balance sheets. Cabot formally documents the relationships between hedging instruments and hedged items, as well as its risk management objective.

Hedge accounting is followed for derivatives that have been designated and qualify as fair value, cash flow or net investment hedges. For fair value hedges, the Company records in earnings (i) changes in the fair value of highly effective derivatives and (ii) changes in the fair value of the hedged liabilities that are attributable to the hedged risks. For cash flow hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported in other comprehensive income, and changes in the fair value of the ineffective portion are reported in earnings. For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in other comprehensive income, while changes in the ineffective portion are reported in earnings. The gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying item. From time to time, the Company may enter into certain derivative instruments that may not be designated as hedges under FAS 133. Although these derivatives do not qualify for hedge accounting, Cabot believes that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not designated as hedges are recognized in earnings.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

UNAUDITED

Income Tax Uncertainties

Upon the Company’s October 1, 2007 adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”), the Company recorded a cumulative effect of less than a $1 million increase to retained earnings.

FIN 48 requires that the Company records its obligation for uncertain tax positions based on an assessment of whether the position is more likely than not to be sustained by the taxing authorities. If this threshold is not met, the full amount of the uncertain tax position is recorded as a liability. If the threshold is met, the tax benefit that is recognized is the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. This analysis presumes the taxing authorities’ full knowledge of the positions taken and all relevant facts, but does not consider the time value of money. The Company also accrues for interest and penalties on its uncertain tax positions and includes such charges in its income tax provision in the consolidated statements of operations.

C. Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs during the first quarter of fiscal 2008 and 2007 include the following:

	Three Months Ended December 31
	2007		2006		2007		2006
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$1	$1	$1	$1	$1	$—	$1	$—
Interest cost	2	3	2	3	1	—	1	—
Expected return on plan assets	(2)	(3)	(2)	(3)	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of transition obligation	—	—	—	—	—	—	—	—
Amortization of actuarial loss	—	1	—	1	—	—	—	—

Net periodic benefit cost	$1	$2	$1	$2	$2	$—	$2	$—

D. Restructurings

As of December 31, 2007, the Company has reserves for certain restructuring activities recorded in the consolidated financial statements. These include reserve balances for the Waverly, West Virginia plant closure, the previously announced global cost reduction initiatives and the Altona, Australia plant closure. The reserves for these activities are included in accrued expenses in the accompanying consolidated balance sheets.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

UNAUDITED

Details of the restructuring activity and the reserve for all of these plans during the three months ended December 31, 2007 are as follows:

	Severance and Employee Benefits	Sale of Altona Land	Accelerated Depreciation	Total
	(Dollars in millions)
Reserve at September 30, 2007	$4	$—	$—	$4
Charges/(Benefits)	1	(18)	6	(11)
Costs charged against assets	—	—	(6)	(6)
Proceeds from sale	—	18	—	18
Cash paid	(1)	—	—	(1)

Reserve at December 31, 2007	$4	$—	$—	$4

Restructuring activity during the three months ended December 31, 2007 includes the costs associated with the Waverly, West Virginia plant closure, the previously announced global cost reduction initiatives and a $1 million write-down of the value of a former carbon black manufacturing facility in Hanau, Germany, offset by the gain on the sale of land in Altona, Australia. Restructuring activity was recorded in the consolidated statements of operations as follows:

	Three Months Ended December
	2007	2006
	(Dollars in millions)
Net sales and other operating revenue	$—	$—
Cost of sales	(11)	2
Selling and administrative expense	—	1

Total	$(11)	$3

North America - Closure of Waverly, West Virginia Carbon Black Facility

In June 2007, Cabot announced that it would close its carbon black manufacturing facility in Waverly, West Virginia. The decision to close the facility was driven by changes in the North American tire market. Site operations are expected to cease by the middle of calendar year 2008. The total charges related to closing the plant are expected to be approximately $22 million, which includes an anticipated net gain on the sale of land where the facility is located of less than $1 million. Through December 31, 2007, Cabot has recorded approximately $14 million of charges associated with this restructuring, including $6 million in fiscal 2008. Cabot anticipates that the remaining $8 million of charges will be incurred primarily during the remainder of fiscal 2008 and fiscal 2009 in connection with closure, demolition and site remediation. The $6 million of charges recorded in fiscal 2008 includes approximately $5 million for accelerated depreciation of the facility assets and approximately $1 million for severance and related benefits. All plant closure charges are related to the rubber blacks and performance products product lines. As of December 31, 2007, Cabot has $2 million of reserves recorded related to this plant closure for severance and related benefits and expects to make cash payments of $3 million and $2 million in fiscal 2008 and 2009, respectively.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

UNAUDITED

Global - Cost Reduction Initiatives

In September 2006, Cabot announced a global restructuring plan principally aimed at reducing the fundamental cost structure of its rubber blacks and performance products product lines. Additionally, during fiscal 2007, due partly to ongoing weakness in the Supermetals Business, the decision was made to terminate the employment of eight employees in that business. These activities have been substantially completed.

Cabot has made approximately $1 million of cash payments related to severance and employee benefits during the first quarter of fiscal 2008 and expects to make additional cash payments of $1 million during the remainder of fiscal 2008. As of December 31, 2007, Cabot has $1 million of reserves related to these initiatives for severance and related benefits.

Altona, Australia – Closure of Carbon Black Facility

In October 2004, Cabot initiated a plan to shut down its Altona, Australia carbon black manufacturing facility due to an indication by Cabot’s raw materials supplier that it would cease supply in September 2005, as well as the decline of the carbon black business in Australia. Production at this facility ceased on October 3, 2005. During the first quarter of fiscal 2008, Cabot completed the sale of the land on which the facility had been located. The gain on the sale of the land was approximately $18 million, before tax and net of settlement costs, which was recorded in cost of sales in the accompanying consolidated statements of operations. The Company has $1 million of reserves related to severance and related benefits remaining for this plant closure, which are expected to be paid during fiscal 2008.

E. Commitments and Contingencies

Guarantee Agreements

Cabot has provided certain indemnities pursuant to which it may be required to make payments to an indemnified party in connection with certain transactions and agreements. In connection with certain acquisitions and divestitures, Cabot has provided routine indemnities with respect to such matters as environmental, tax, insurance, product and employee liabilities. In connection with various other agreements, including service and supply agreements, Cabot may provide routine indemnities for certain contingencies and routine warranties. Cabot is unable to estimate the maximum potential liability for these types of indemnities as a maximum obligation is not explicitly stated in most cases and the amounts, if any, are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be reasonably estimated. The durations of the indemnities vary, and in many cases are indefinite. Cabot has not recorded any liability for these indemnities in the consolidated financial statements, except as otherwise disclosed.

Contingencies

Cabot is a defendant or potentially responsible party in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Liabilities

As of December 31, 2007, Cabot had approximately $10 million reserved for environmental matters primarily related to divested businesses. This reserve represents Cabot’s best estimate of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

UNAUDITED

At December 31, 2007, $3 million of the $10 million reserve is recognized on a discounted basis and is being accreted up to the undiscounted liability through interest expense over the expected cash flow period. Cash payments related to these liabilities were approximately $1 million during the quarter ended December 31, 2007.

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. As more fully described in the 2007 10-K, the Company’s respirator liabilities involve claims for personal injury, including asbestosis and silicosis and, more recently, coal worker’s pneumoconiosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of December 31, 2007, there were approximately 55,000 claimants in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2052, and, at December 31, 2007, is approximately $18 million (or $26 million on an undiscounted basis). Cash payments related to this liability were less than $1 million during the quarter ended December 31, 2007.

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

During fiscal years 2003 and 2004, the Company and the above Defendants were named in nine actions filed in Superior Court of the State of California on behalf of a purported class of indirect purchasers of carbon black in the state of California. During fiscal years 2004 and 2005, the Company and the Defendants were named in actions filed in state courts in the states of Florida, Kansas, Tennessee, South Dakota, North Carolina and New Jersey on behalf of indirect purchasers of carbon black in these states. Each of these complaints asserts violations under the applicable state laws for conduct that is similar to what was alleged in the federal cases described above (the “state actions”). The plaintiffs in the state actions seek damages, including treble damages, in an unspecified amount and attorneys’ fees. In October 2007, Cabot settled the California state actions which were accrued for as of September 30, 2007. Final court approval of this settlement is pending. Cabot believes it has valid defenses to all of the remaining state action claims and will continue to assert them vigorously. While the outcome of litigation is uncertain, the Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the Company’s financial position.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

UNAUDITED

Beryllium Claims

Cabot is a party to several pending actions in connection with its discontinued beryllium operations. Cabot entered the beryllium industry through an acquisition in 1978. The Company ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of the former beryllium business was sold to NGK Metals, Inc. in 1986.

During the last several years, several individuals who have resided or worked for many years in the immediate vicinity of the Company’s former beryllium facility located in Reading, Pennsylvania have brought suits against Cabot and NGK for personal injury allegedly caused by beryllium particle emissions produced at that facility. As of December 31, 2007, seven personal injury claims against Cabot were pending in state court in Pennsylvania. In addition, since October 2003, individuals in separate cases have asserted claims for medical monitoring now pending in numerous Pennsylvania state court actions. The plaintiffs allege contact with beryllium in various ways, including residence or employment in the area surrounding the Reading facility, employment at the Reading facility or contact with individuals who worked at the Reading facility. As of December 31, 2007, there were approximately 50 such cases pending. Discovery is ongoing in these personal injury and medical monitoring cases.

As of December 31, 2007, there were also three beryllium product liability cases pending in California state courts. All of these cases are stayed by court order pending the testing of the plaintiffs for beryllium exposure.

Cabot is one of four named defendants in Anthony v. Small Tube Manufacturing Corp. et al., a class action complaint filed in September 2006 on behalf of certain present and former employees of the U.S. Gauge Inc. facility in Sellersville, Pennsylvania, and currently pending in the United States District Court for the Eastern District of Pennsylvania. U.S. Gauge is a company alleged to have purchased beryllium-containing products from Cabot. The class action alleges that the present and former employees were exposed to beryllium dust and fumes during the machining of beryllium-containing products purchased from Cabot and that they are, therefore, entitled to receive medical monitoring. Cabot has asserted claims against the other defendants and another party. Discovery in the case has not yet begun.

Cabot is one of several named defendants in Sheridan et al. v. NGK North America, Inc., et al., a class action complaint filed in December 2006 on behalf of persons who resided within a one mile radius of the Reading facility for a period of at least six months between 1950 and 2000 and currently pending in the United States District Court for the Eastern District of Pennsylvania. The class action alleges that these persons were exposed to emissions of beryllium from the Reading plant and are, therefore, entitled to receive medical monitoring. Discovery regarding class certification began in October 2007.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

UNAUDITED

AVX

On March 8, 2004, AVX Corporation (“AVX”) filed an action against the Company in the United States District Court for the District of Massachusetts. This complaint alleged that Cabot violated the federal antitrust laws in connection with the tantalum supply agreement between Cabot and AVX by tying the purchase of one type of tantalum product by AVX to the purchase of other types. Discovery ended in late December 2007. No trial date has been set.

On September 6, 2005, AVX filed a lawsuit in the Superior Court of Massachusetts for Suffolk County alleging that Cabot improperly administered a tantalum supply agreement with AVX. In particular, AVX claims that Cabot has not provided all of the price relief due to AVX pursuant to “most favored nation” (“MFN”) pricing provisions in the agreement. AVX is seeking a declaration of the rights of the parties to the agreement, an accounting of monies paid, due or owing under the MFN provisions, and an award of any sums not paid that should have been. Cabot has filed an answer and counterclaims against AVX asserting that AVX has underpaid for product in accordance with a proper construction of the MFN provisions. This action was moved to the Business Litigation Section of the Superior Court of Massachusetts in November 2005. Discovery in this case is ongoing, but to date AVX has claimed that it is owed an additional $28 million in MFN credit. In April 2007, Cabot and AVX filed cross-motions for partial summary judgment on certain disputed issues in the litigation. On December 31, 2007, the Court issued an order allowing AVX’s motion for partial summary judgment on one significant legal issue involving interpretation of the agreement, but denied AVX’s motion and Cabot’s cross-motion in all other respects, including AVX’s motion to dismiss Cabot’s affirmative defenses. Cabot believes that it has valid defenses to all of AVX’s claims against the Company, including the one where partial summary judgment was granted, and will continue to assert them, and its various counterclaims, vigorously. In addition, if necessary, Cabot has the right to appeal the Court’s order allowing AVX’s motion for partial summary judgment. While the outcome of litigation is uncertain, the Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the Company’s financial position.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

UNAUDITED

F. Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	Three Months Ended December 31
	2007	2006
	(In millions, except per share amounts)
Basic EPS:
Income available to common shares (numerator)	$36	$54

Weighted average common shares outstanding	65	64
Less: contingently issuable shares(1)	(2)	(3)

Adjusted weighted average common shares (denominator)	63	61

Basic EPS	$0.57	$0.88

Diluted EPS:
Income available to common shares	$36	$54
Dividends on preferred stock(2)	—	—

Income available to common shares plus assumed conversions (numerator)	$36	$54

Weighted average common shares outstanding	63	61
Effect of dilutive securities:
Assumed conversion of preferred stock	—	6
Common share equivalents(3)(4)	1	2

Adjusted weighted average shares (denominator)	64	69

Diluted EPS	$0.56	$0.79

(1)      Represents outstanding restricted stock issued under Cabot’s equity incentive plans.

(2)      There was less than $1 million in dividends paid on preferred stock for the three months ended December 31, 2006. These preferred shares were converted to common stock during the fourth quarter of fiscal 2007. Accordingly, there were no dividends paid during the three months ended December 31, 2007.

(3)      Represents incremental shares for the assumed vesting of outstanding restricted stock and exercise of stock options outstanding under Cabot’s equity incentive plans.

(4)      For the three months ended December 31, 2007, options to purchase approximately 120,600 shares of common stock were not included in the calculation of diluted earnings per share because those options’ exercise prices were greater than the average market price of Cabot common stock during that quarter.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

UNAUDITED

G. Financial Information by Segment

Cabot is organized into four reportable segments: the Carbon Black Business, the Metal Oxides Business, the Supermetals Business, and the Specialty Fluids Business. The following table provides financial information by segment for the three months ended December 31, 2007 and 2006:

	Carbon Black	Metal Oxides	Supermetals	Specialty Fluids	Segment Total	Unallocated and Other (1)	Consolidated Total
	(Dollars in millions)
2007
Net sales and other operating revenues(2)	$560	$70	$53	$16	$699	$12	$711
Income (loss) before taxes(3)	21	8	1	7	37	(3)	34
2006
Net sales and other operating revenues(2)	$485	$65	$77	$16	$643	$12	$655
Income (loss) before taxes(3)	54	9	16	8	87	(12)	75

(1)	Unallocated and Other includes certain items and eliminations that are not allocated to the operating segments.
(2)

Net sales and other operating revenues for the Carbon Black Business include 100% of sales from one equity affiliate at market-based prices, which is eliminated through Unallocated and Other to reconcile to the consolidated totals. Unallocated and Other also includes royalties paid by equity affiliates and external shipping and handling fees. Net sales and other operating revenues for Unallocated and Other includes:

	Three Months Ended December 31
	2007	2006
	(Dollars in millions)
Equity affiliate sales	$(12)	$(9)
Royalties paid by equity affiliates	4	3
Shipping and handling fees and other	20	18

Total	$12	$12

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

UNAUDITED

(3)	Income (loss) before taxes for Unallocated and Other includes:

	Three Months Ended December 31
	2007	2006
	(Dollars in millions)
Interest expense	$(9)	$(9)
Certain items (a)	10	(3)
Equity in net income of affiliated companies (b)	(2)	(3)
Other income and foreign currency transaction losses, net(c)	(2)	3

Total	$(3)	$(12)

(a)      Certain items consist of amounts that are not included in segment profit before taxes (“PBT”). Certain items for the three months ended December 31, 2007 include a gain of $18 million from the sale of the land in Altona, Australia, offset by charges of $7 million for restructuring initiatives as described in Note D and $1 million for environmental and legal reserves. Certain items for the three months ended December 31, 2006 consist of $3 million for certain restructuring charges during the period.

(b)      Equity in net income of affiliated companies is included in segment PBT and is removed in Unallocated and Other to reconcile back to income (loss) from operations before taxes.

(c)      Other income and foreign currency transaction losses, net, consists of investment income that is not included in segment profit before taxes (“PBT”), and foreign currency losses net of other foreign currency risk management activity.

The Carbon Black Business is comprised of the rubber blacks, performance products and inkjet colorants product lines as well as the business development activities of Cabot Superior MicroPowders (“CSMP”). The revenues from each of these product lines are as follows:

	Three Months Ended December 31
	2007	2006
	(Dollars in millions)
Rubber blacks	$409	$351
Performance products	142	123
Inkjet colorants	8	10
CSMP	1	1

Total Carbon Black Business Sales	$560	$485

The Metal Oxides Business is comprised of the fumed metal oxides and aerogel product lines. The revenues were primarily from the fumed metal oxides product line.

H. Income Tax Uncertainties

Upon the Company’s October 1, 2007 adoption of FIN 48, the total amount of unrecognized tax benefits was $76 million. In addition, accruals of $5 million and $13 million have been recorded for penalties and interest, respectively. If the unrecognized tax benefits were recognized at a given point in time, there would be approximately a $40 million favorable impact on the Company’s tax provision.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

UNAUDITED

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Three Months Ended December 31
2007
(Dollars in millions)
Balance at October 1, 2007	$76
Additions based on tax positions related to the current year	1
Additions for tax positions of prior years	3
Reductions (including settlements and statute of limitation lapses) for tax positions of prior years	(10)

Balance at December 31, 2007	$70

The tax years 2003 and 2004 are currently under audit by the U.S. Internal Revenue Service. In addition, certain Cabot subsidiaries are under audit in a number of jurisdictions outside of the U.S. Lastly, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of these audits or the lapse of applicable statutes of limitations; however, the quantification of an estimated range of the impact on the unrecognized tax benefits cannot be made at this time.

We file U.S., state, and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In significant non-U.S. jurisdictions, the 2001 through 2007 tax years generally remain subject to examination by their respective tax authorities. Our significant non-U.S. jurisdictions include the United Kingdom, Germany, Japan, Canada, and the Netherlands.

I. Subsequent Event

On December 19, 2007 the Company entered into an agreement to purchase approximately five hundred thousand shares of one of its equity affiliates, Cabot Malaysia Sdn. Bhd. (“Cabot Malaysia”) for a purchase price of less than $1 million. The transaction is pending both shareholder and government approval. Upon completion of the purchase, Cabot’s equity ownership in Cabot Malaysia will increase from 49% to 50.7% which will result in Cabot’s control of the affiliate and therefore consolidation of Cabot Malaysia’s operating results in the Company’s consolidated financial statements as of the date of acquisition.

The Company’s share of the earnings or losses of Cabot Malaysia are currently reflected through the single line item “equity in net income of affiliated companies” in the consolidated statements of operations and Cabot’s investment is included in the line item “Investments: Equity Affiliates” in the consolidated balance sheets. Upon consolidation, Cabot’s share of the earnings or losses will be reflected through several line items within the consolidated statement of operations, while our partners’ share of the earnings or losses will be reflected in “minority interest in net income.” Cabot’s investment in the entity will be reflected in each of the relevant asset and liability accounts in the consolidated balance sheets. The impact of these changes will be immaterial to the Company’s consolidated financial statements.

J. Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. FAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end. As of September 30, 2007, Cabot adopted the balance sheet impact of reflecting the funded status of the plan using a June 30 measurement date. As required by FAS 158, on or before September 30, 2009, Cabot will change its measurement date to the Company’s September 30 year-end rather than a June 30 measurement date. The Company is continuing to evaluate the impact of the adoption of the change in measurement date related to the second part of FAS 158 on its consolidated financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

UNAUDITED

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007, which will be October 1, 2008 for Cabot. The Company is evaluating the impact of FAS 159 on its consolidated financial statements.

In December 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (“FAS 141 (R)”). FAS 141 (R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. FAS 141 (R) is effective on a prospective basis for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combination the Company enters into after September 30, 2009 will be subject to this new standard.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for the ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in the parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be October 1, 2009 for Cabot. The Company is evaluating the impact of FAS 160 on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if 1) the estimate is complex in nature or requires a high degree of judgment and 2) different estimates and assumptions were used, the result could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our policies and estimates. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates that we believe are critical to the preparation of the Consolidated Financial Statements for the quarter ended December 31, 2007 are presented below. We have other critical accounting policies that are discussed under the “Critical Accounting Policies” heading in management’s discussion and analysis in our Fiscal 2007 Annual Report on Form 10-K.

Basis of Consolidation

Our consolidated financial statements include our wholly-owned subsidiaries and our majority-owned and controlled subsidiaries. Our partners’ share of the earnings or losses of our majority-owned and controlled subsidiaries is reflected in the single line item on our consolidated statements of operations called “minority interest in net income”, which is usually a deduction in computing our operating results.

Investments in equity affiliates over which we have the ability to exert significant influence, but that we do not control and are not the primary beneficiary of, are accounted for using the equity method of accounting. Our share of the earnings or losses of these equity affiliates is reflected in the single line item on our consolidated statements of operations called “equity in net income of affiliated companies”.

We periodically review our investments in both our majority and minority owned subsidiaries to determine if they should be consolidated or presented as equity affiliates. Changes in our ownership level or changes to our exposure to economic risks and potential rewards could change our determination of whether to consolidate or deconsolidate such investments. If we change from equity method accounting to consolidation accounting (“consolidate”) we would reflect changes in: (i) the primary revenue and expense measures in our consolidated statements of operations; and (ii) most of our asset and liability balances in our consolidated balance sheets. If we change from consolidation accounting to equity method accounting (“deconsolidate”) we would aggregate both: (i) revenue and expense measures; and (ii) asset and liability balances into a single line item in our consolidated statements of operations and consolidated balance sheets, respectively.

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

We offer certain customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction of sales at the time revenue is recognized based on historical experience and contractual obligations. We review the estimates for discounts and volume rebates, and the assumptions underlying the estimates are modified to reflect changes in facts and circumstances as appropriate. This estimation process does introduce some uncertainty as to the amount of revenue we recognize. Refinements to the initial estimates can result in increases or decreases to revenue and thus directly impact our earnings and cash flows. Such changes in our estimates have historically not been material.

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and other economic information on both a historical and prospective basis. Additionally, we estimate sales returns based on historical trends in our customers’ product returns. While bad debt write-offs and product returns have not been significant historically, if there is a change of a major customer’s credit-worthiness, or actual defaults or returns differ from our previous experiences, our estimates of the recoverability of the amounts due to us would be refined and our sales would be affected, which may impact our earnings.

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories the value of those inventories would have been $107 million and $95 million higher as of December 31, 2007 and September 30, 2007, respectively. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. (For example, the significant increase in carbon black feedstock costs recently caused our reported cost of sales in our Carbon Black Business to be higher than they would have been had we used an inventory valuation method other than LIFO.) Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales. If, however, we were using a FIFO method, our purchases from 60 days ago, which were at lower prices, would instead be the first charged to cost of sales. The opposite result could occur should there be a rapid decline in raw material costs.

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

Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, short-term and long-term debt, and derivative instruments. The carrying values of our financial instruments approximate fair value with the exception of certain long-term debt that has not been designated with a fair value hedge. This portion of long-term debt is recorded at face value. The fair values of our derivative instruments are based on quoted market prices. We use derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates and foreign currency exchange rates, which exist as part of our on-going business operations. We do not enter into contracts for speculative purposes, nor do we hold or issue any financial instruments for trading purposes.

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

The most significant reserves that we have established are for environmental remediation and respirator litigation claims. The amount accrued for environmental matters reflects our assumptions about remediation requirements at the contaminated sites, the nature of the remedies, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. A portion of the reserve for environmental matters is recognized on a discounted basis, which requires the use of an estimated discount rate and estimates of future cash flows associated with the liability. These liabilities can be affected by the availability of new information, changes in the assumptions on which the accruals are based, unanticipated government enforcement action or changes in applicable government laws and regulations, which could result in higher or lower costs.

Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time and is recognized on a discounted basis. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of other parties who contribute to the settlement of respirator claims, (viii) a change in the availability of insurance coverage maintained by the entity from whom we acquired the safety respiratory products business, and (ix) a determination that our interpretation of the contractual obligations on which we have estimated our share of liability is inaccurate. While we believe the current best estimate is recorded, we cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims.

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

Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities. In the ordinary course of our business, there are operational decisions, transactions, facts and circumstances, and calculations which make the ultimate tax determination uncertain. Furthermore, our tax positions are periodically subject to challenge by taxing authorities throughout the world. We have recorded reserves for taxes and associated interest and penalties that may become payable in future years as a result of audits by tax authorities. Certain of these reserves are for uncertain income tax positions taken on income tax returns which are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109” (“FIN 48”), effective October 1, 2007. Reserves for taxes which are not based on income where we believe that the likelihood of an incremental liability being incurred is probable continue to be accounted for in accordance with Statement of Financial Accounting Standard (“FAS”) No. 5, “Accounting for Contingencies” (“FAS 5”). Any significant impact as a result of changes in underlying facts, law, tax rates, tax audit, or review could lead to adjustments to our income tax expense, our effective tax rate, or our cash flow. For example, our results for the first quarter of 2008 include a $7 million net benefit from tax settlements.

Additionally, in accordance with FAS 109 “Accounting for Income Taxes” we have established valuation allowances against a variety of deferred tax assets, including net operating loss carry-forwards, foreign tax credits, and other income tax credits. Valuation allowances take into consideration our ability to use these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. Our ability to utilize these deferred tax assets is dependent on achieving our forecast of future taxable operating income over an extended period of time. We review our forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our net deferred tax assets. An increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on our earnings in future periods. The release of valuation allowances in periods when these tax attributes become realizable would reduce our effective tax rate.

Restructuring Activities

Our consolidated financial statements detail specific charges relating to restructuring activities as well as the actual spending that has occurred against the resulting accruals. Our restructuring charges are estimates based on our preliminary assessments of (1) severance benefits to be granted to employees which are based on known benefit formulas and identified job grades, (2) costs to abandon certain facilities and (3) asset impairments. Because these accruals are estimates, they are subject to change as a result of deviations from initial restructuring plans or subsequent information that may come to our attention. These deviations may lead to changes in estimates, which would then be reflected in our consolidated financial statements.

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

Overview

During the first quarter of fiscal year 2008 volumes sold increased compared to the first quarter of fiscal year 2007. Our operating results, however, were unfavorably impacted by rising carbon black feedstock costs and the expiration of a favorable contract in the Supermetals Business at the end of the first quarter of fiscal year 2007.

•

In the Carbon Black Business, volumes sold in the rubber blacks and performance products product lines increased compared to the prior year. Profitability for the segment declined due principally to rapid raw material cost increases, including a significant effect from the time lag of the feedstock related pricing adjustments in our rubber blacks’ supply contracts. The inkjet colorants product line continued to be weak due principally to weakness in the OEM small office, home office market segment attributable to year-end inventory management by our customers.

•

The Metal Oxides Business experienced increased sales volumes compared to the first quarter of fiscal year 2007, particularly in China and Asia Pacific. The impact of higher sales volumes was offset, however, by increased costs, leading to slightly lower profitability than the same period of last year.

•

The Supermetals Business was unfavorably impacted, compared to the first quarter of fiscal year 2007, by the expiration of a favorable fixed price/fixed volume contract in early fiscal 2007. As a result, the first quarter of fiscal 2008 displayed both lower volumes and lower prices.

•

The Specialty Fluids Business experienced increased fluid utilization rates in the first quarter of 2008 compared to the first quarter of fiscal year 2007. A lower volume of fluid sold and higher expenses, however, led to slightly lower profitability.

First Quarter Fiscal Year 2008 versus First Quarter Fiscal Year 2007—Consolidated

Net Sales and Gross Profit

	Three Months Ended December 31
	2007	2006
	(Dollars in millions)
Net sales and other operating revenues	$711	$655
Gross profit	$117	$149

The $56 million increase in consolidated net sales in the first quarter of 2008 from the same period in 2007 was due primarily to the positive impact of foreign currency translation on our selling prices ($39 million) and higher volumes ($21 million), partially offset by lower pricing ($5 million, net of foreign currency effect). Increased volumes in the Carbon Black and Metal Oxides Businesses more than offset the decline in volumes in the Supermetals Business. The decline in volumes in Supermetals is primarily attributed to the expiration of a favorable fixed price/fixed volume contract in December 2006. Higher prices in the Carbon Black Business could not offset lower Supermetals pricing resulting from the absence of the favorable fixed price/fixed volume contracts.

Our gross profit margin was 16% in the first quarter of 2008 compared to 23% in the same period in 2007. The $32 million decrease in gross profit primarily resulted from higher carbon black raw material costs ($53 million), partially offset by higher volumes ($6 million) and $11 million of pre-tax benefit primarily related to the sale of certain assets associated with earlier restructuring initiatives. There were $2 million, pre-tax, of restructuring charges in the same period of 2007.

Selling and Administrative Expenses

	Three Months Ended December 31
	2007	2006
	(Dollars in millions)
Selling and Administrative Expenses	$56	$54

Selling and administrative expenses increased by $2 million in the first quarter of fiscal 2008 when compared to the first quarter of 2007. The increase was principally due to the impact of foreign currency translation. Additionally, $1 million, pre-tax, of charges related to environmental reserves and restructuring initiatives were recorded in the consolidated statements of operations as selling and administrative expenses for both the first quarter of fiscal year 2008 and 2007, respectively.

Research and Technical Expenses

	Three Months Ended December 31
	2007	2006
	(Dollars in millions)
Research and Technical Expenses	$17	$15

Research and technical spending increased by $2 million in the first quarter of 2008 when compared with 2007. The increase was primarily the result of research and technical service spending associated with the continued development of our specialty products portfolio, particularly in the Metal Oxides Business.

Interest Expense

	Three Months Ended December 31
	2007	2006
	(Dollars in millions)
Interest Expense	$(9)	$(9)

Despite the overall increase in borrowings, interest expense was flat when comparing the first quarter of fiscal year 2008 to the first quarter of 2007 due to the mix of debt being at lower interest rates.

Other Income (Expense)

	Three Months Ended December 31
	2007	2006
	(Dollars in millions)
Other Income (Expense)	$(2)	$2

We incurred other expense of $2 million in the first quarter of 2008, compared to income of $2 million in the same quarter of 2007. The change in the other income (expense) balance is primarily due to losses on foreign currency transactions, including the repatriation of foreign currency.

Effective Tax Rate

We recognized an income tax benefit in the first quarter of fiscal 2008 of $6 million despite recording income from operations, which represents an effective tax rate benefit for net income from continuing operations of 17%. This is compared to an income tax provision of $19 million in the first quarter of fiscal 2007, which represents an effective tax rate for net income from continuing operations of 25%. The tax rate for the first quarter of 2008 includes a $7 million net benefit from tax settlements as well as $7 million from tax credits approved by the Chinese tax authorities during the quarter. Without these tax benefits, the tax rate for the first quarter of fiscal 2008 would have been approximately 27%. The tax provision for the first quarter of fiscal 2007 included a $1 million benefit for the renewal of the research and experimental credit in the U.S. and a $1 million net benefit for tax settlements. Without these tax benefits, the tax rate for the first quarter of fiscal 2007 would have been approximately 28%. The Company is currently under audit by the Internal Revenue Service for tax years 2003-2004 and is under audit in a number of jurisdictions outside of the U.S. It is likely that some of these audits will be resolved in fiscal 2008, which may impact our effective tax rate going forward. The Company expects its tax rate for operations for fiscal 2008 to be between 26% and 28%, exclusive of the impact of these or any further audit settlements and/or tax reserve releases.

Minority Interest in Net Income, net of tax

	Three Months Ended December 31
	2007	2006
	(Dollars in millions)
Minority interest in net income, net of tax	$(6)	$(5)

The increase in minority interest is due to the allocation of $1 million of the tax credits approved by the Chinese tax authorities to the minority interest partners in our Chinese businesses.

Net Income

We reported net income for the first quarter of 2008 of $36 million ($0.56 per diluted common share after-tax) compared to net income of $54 million ($0.79 per diluted common share after-tax) in the first quarter of fiscal year 2007. The following earnings summary highlights the after-tax impact of certain items described below:

	Three Months Ended December 31
	2007	2006
Amounts per Diluted Common Share
Net income	$0.56	$0.79

Certain items:
Environmental and legal reserves	$(0.01)	$—
Restructuring initiatives:
Global	—	(0.02)
Altona, Australia	0.20	(0.01)
North America	(0.07)	—
Europe	(0.01)	—

Total certain items	$0.11	$(0.03)

First Quarter Fiscal Year 2008 versus First Quarter Fiscal Year 2007—By Business Segment

The following discussion of our results includes information on our four reportable segments and product line sales, and segment operating profit before taxes (“PBT”). We use segment PBT to measure our consolidated operating results and to assess segment performance. This discussion has been prepared on a basis consistent with segment reporting as outlined in Note G of the Consolidated Financial Statements. When explaining the changes in our PBT period on period, we use several terms. The term “fixed costs” means fixed manufacturing costs, including utilities. The term “inventory related changes” means differences attributable to items such as (i) inventory obsolescence and valuation reserves; (ii) utilization variances; and (iii) other increases or decreases in costs associated with the production of inventory.

Total Segment PBT includes equity in net income of affiliated companies and excludes certain items, interest expense and other unallocated income/(expense). These items are needed to reconcile segment PBT to Income from operations before income taxes, equity in net income of affiliated companies and minority interest in net income as shown on the consolidated statements of operations. The details of other unallocated items are shown below and in Note G of our Consolidated Financial Statements.

	Three Months Ended December 31
	2007	2006
	(Dollars in millions)
Total segment PBT	$37	$87
Certain items	10	(3)
Other unallocated items	(13)	(9)

Income from operations before income taxes	$34	$75

Unallocated Items:

	Three Months Ended December 31
	2007	2006
	(Dollars in millions)
Interest expense	$(9)	$(9)
Equity in net income of affiliated companies	(2)	(3)
Other unallocated income/(expense)	(2)	3

Total other unallocated income	$(13)	$(9)

The $50 million decrease in total segment PBT in the first quarter of 2008, when compared to the same period of 2007, was primarily driven by higher raw material costs and lower prices, partially offset by higher volumes. Higher pricing and increased volumes in the Carbon Black Business could not fully offset increases in raw material costs, unfavorably impacting profitability. In the Supermetals Business, both pricing and volumes were lower due to the expiration of a favorable fixed price/fixed volume contract in December 2006.

Carbon Black Business

Segment sales by product line and segment PBT for the Carbon Black Business for the first quarter ended December 31, 2007 and 2006 are as follows:

	Three Months Ended December 31
	2007	2006
	(Dollars in millions)
Rubber blacks	$409	$351
Performance products	142	123
Inkjet colorants	8	10
CSMP	1	1

Segment Sales	$560	$485

Segment PBT	$21	$54

Revenue increased by $75 million from the first quarter of 2007 to the first quarter of 2008 driven by the positive impact of foreign currency translation on our selling prices ($36 million), increased volumes ($35 million) and increased selling prices ($4 million). Volumes in the rubber blacks and performance products product lines for the first quarter of fiscal year 2008 increased by 8% and 7%, respectively, when compared to the same period of fiscal year 2007. In the inkjet colorants product line, volumes decreased by 6% when compared to the first quarter of fiscal year 2007, driven principally by year-end inventory management by our OEM customers.

PBT decreased by $33 million from the first quarter of 2007 to the first quarter of 2008 driven by raw material cost increases ($53 million) and higher fixed costs of new capacity ($5 million), partially offset by increased volumes ($14 million), higher selling prices and improved product mix ($5 million) and a benefit from inventory related changes ($4 million).

Unit margins declined on our contracted and non-contracted rubber blacks and performance products business in the first quarter of 2008, when compared to the same period of 2007, driven by feedstock costs that increased in excess of price increases. Generally, our rubber blacks supply contracts provide for a price adjustment on the first day of each quarter to account for changes in feedstock costs and, in some cases, changes in other relevant costs. The feedstock adjustments are based upon the average of a relevant index over a three-month period. Because of the need to communicate these adjustments to our customers in a timely manner, the contracts typically provide for the adjustments to be calculated in the month preceding the quarter. Accordingly, the calculation is typically based upon the average of the three months preceding the month in which the calculation is made. For example, the price adjustment applicable to the quarter that commenced on October 1 was calculated in September using the relevant index average during the months of June, July and August. Because of this time lag, the actual feedstock costs impacting our results during the first quarter of fiscal 2008 were higher than the costs used to calculate the contract pricing. On an absolute basis we were unfavorably impacted by $9 million from the contract related time lag during the first quarter of fiscal 2008. This is compared to an $8 million favorable impact in the same period of 2007.

Metal Oxides Business

Segment sales by product line and segment PBT for the Metal Oxides Business for the first quarter ended December 31, 2007 and 2006 are as follows:

	Three Months Ended December 31
	2007	2006
	(Dollars in millions)
Fumed metal oxides	$70	$65
Aerogel	—	—

Segment Sales	$70	$65

Segment PBT	$8	$9

Revenue increased by $5 million from the first quarter of 2007 to the first quarter of 2008, principally resulting from the positive impact of foreign currency translation on our selling prices ($3 million) and increased volumes ($2 million). Volumes in the fumed metal oxides product line increased by 4% in the first quarter of fiscal year 2008, when compared to the first quarter of fiscal year 2007. These increases were concentrated in the niche market segment, particularly in China and Asia Pacific.

PBT decreased by $1 million from the first quarter of 2007 to the first quarter of 2008 driven by higher fixed costs, principally higher utility costs ($1 million), higher selling, technical and administrative costs ($1 million) and the unfavorable impact of inventory related changes ($1 million), partially offset by higher volumes ($2 million).

Supermetals Business

Segment sales and PBT for the Supermetals Business for the first quarter ended December 31, 2007 and 2006 are as follows:

	Three Months Ended December 31
	2007	2006
	(Dollars in millions)
Segment Sales	$53	$77

Segment PBT	$1	$16

Revenue decreased by $24 million from the first quarter of 2007 to the first quarter of 2008 driven by lower volume ($16 million) and lower pricing ($8 million), principally due to the expiration of a favorable fixed price/fixed volume contract in December 2006.

PBT decreased by $15 million from the first quarter of 2007 to the first quarter of 2008 driven by lower volumes ($9 million) and lower pricing ($8 million) resulting from the expiration of a favorable fixed price/fixed volume contract, partially offset by lower fixed costs ($3 million).

Specialty Fluids Business

Segment sales and PBT for the Specialty Fluids Business for the first quarter ended December 31, 2007 and 2006 are as follows:

	Three Months Ended December 31
	2007	2006
	(Dollars in millions)
Segment Sales	$16	$16

Segment PBT	$7	$8

Sales were flat when comparing the first quarter of fiscal 2008 to the same period in 2007 as increased rental revenues were offset by a lower volume of fluid sold. During the first quarter of 2008 our fluid utilization rate, which represents the percentage of total available fluid inventory used during a period, increased to 21% from 17% in the first quarter of 2007.

PBT decreased by $1 million from the first quarter of 2007 to the first quarter of 2008. Increased rental revenue primarily driven by a higher fluid utilization rate was more than offset by a lower volume of fluid sold and higher selling and technical expenses associated with supporting our efforts to continue to expand our business in areas outside of the North Sea.

III. Cash Flow and Liquidity

Overview

Our cash balance decreased by $25 million in the first three months of fiscal 2008, from $154 million as of September 30, 2007 to $129 million on December 31, 2007. During the same period of fiscal 2007, the cash balance decreased by $6 million, from $189 million on September 30, 2006 to $183 million as of December 31, 2006. The following descriptions of the reasons for these changes in our cash balance refer to the various sections of our Consolidated Statements of Cash Flows, which appears in Item 1 of this quarterly report on Form 10-Q.

Cash Flows from Operating Activities

Cash generated by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled a use of $42 million in the first three months of fiscal 2008 compared to a source of $52 million in the same period of fiscal 2007. The use of cash in the first quarter of fiscal 2008 is primarily due to changes in accounts receivable, inventories, accounts payable and accrued liabilities. This resulted in a use of $88 million during the first quarter of fiscal 2008, which was $52 million more than the same period of fiscal 2007. The increase in working capital was primarily driven by a rise in inventory of $50 million during the first quarter of fiscal 2008 due to the increased value of inventory based on higher carbon black feedstock costs and higher inventory quantities. Additionally, during the first quarter of fiscal 2008, accounts receivable increased by $20 million due to feedstock related price increases. During the first quarter of fiscal 2007 our working capital increased primarily due to a $35 million decline in accounts payable and accrued liabilities related to the timing of certain payments.

Potential Demands on Operating Cash

Environmental and Litigation Reserves

Cabot has a $10 million reserve for environmental matters as of December 31, 2007 for remediation costs at various environmental sites. These sites are primarily associated with businesses divested in prior years. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Additionally, we have recorded an $18 million reserve for respirator claims as of December 31, 2007 and we expect to pay a total of approximately $9 million over the next five years. We have other litigation costs associated with lawsuits arising in the ordinary course of business including claims filed against the Company in connection with certain discontinued operations.

Restructurings

As of December 31, 2007, we have $4 million of total restructuring costs in accrued expenses in the consolidated balance sheet related to the upcoming closure of our plant in Waverly, West Virginia, our 2006 cost reduction initiatives and our Altona, Australia plant closure. We made cash payments of $1 million during fiscal 2008 to-date for restructuring costs. We expect to make cash payments related to these restructuring activities of $5 million during the remainder of fiscal 2008 and $2 million during fiscal 2009.

Carbon Black Feedstock Costs

A further escalation of carbon black feedstock costs could lead to an additional increase in our cash requirements. While such increased costs are generally recovered through higher carbon black selling prices, there is a period of several months between when cash is paid for feedstock inventory purchases and when it is received for subsequent carbon black sales. This can lead to temporary uses of working capital.

Repatriation of Foreign Currency

As of December 31, 2007, we had cash at a Venezuelan subsidiary of approximately $11 million which has been translated at the official exchange rate. We continue to be concerned about our ability to repatriate this cash as we have not received approval to formally exchange this cash at the official rate. Our experience to-date in repatriating a portion of this cash has yielded discounts of 16% to 61% from the official exchange rate. If we are unable to repatriate this cash at the official exchange rate or if the official exchange rate devalues, we may incur additional reductions to our earnings and cash balances.

Cash Flows from Investing Activities

Cash used in investing activities totaled $17 million in the first quarter of fiscal 2008 versus $54 million in the same period of fiscal 2007. The change is cash used in investing activities is primarily attributed to net purchases of $30 million of short-term investments in the first quarter of fiscal 2007 that did not recur in the corresponding period of fiscal 2008.

During the first quarter of fiscal 2008 capital spending on property, plant and equipment consumed $33 million of cash compared to $26 million in the same period for the prior fiscal year. Capital expenditures in fiscal 2008 included spending for rubber blacks capacity expansion at an existing facility in China and residual spending on our new performance products manufacturing unit in

China. During the first quarter of fiscal 2007, capital expenditures included the construction of energy centers at two of our carbon black facilities and residual spending on our new rubber blacks units in China and new manufacturing unit in Brazil. Capital expenditures for fiscal 2008 are expected to be approximately $225 million compared to $141 million for the full year of fiscal 2007. Capital spending during the first quarter of fiscal 2008 was partially offset by proceeds of $18 million received from the sale of the land on which our Altona, Australia carbon black plant was located.

Cash Flows from Financing Activities

Cash flows provided by financing activities were $31 million in the first quarter of fiscal 2008 as compared to a use of $5 million for the first quarter of fiscal 2007. In both years, financing cash flows were primarily driven by changes in our debt position and dividend payments. During the first quarter of fiscal 2008, we drew down a net $24 million from our uncommitted working capital facilities in China to increase our liquidity position due to lending restrictions imposed by the Chinese central bank beginning in November 2007. In the first quarter of fiscal 2008 we also repaid $7 million of scheduled long-term debt maturities mainly associated with project loans in China. Additionally, we drew down $25 million from our revolving credit facility for general working capital needs in North America.

During the first quarter of fiscal 2008 we used $12 million for quarterly dividend payments and $3 million for open market repurchases of our common stock.

At December 31, 2007, our long-term debt obligations totaled $515 million, of which $10 million will come due in the next twelve months.

We expect cash on hand, cash from operations and present financing arrangements, including Cabot’s unused lines of credit, to be sufficient to meet our additional cash requirements, including capital expenditures, for the next twelve months and the foreseeable future.

Contractual Obligations

Our 2007 Form 10-K provides a table of long-term contractual obligations. There have not been any significant changes to this table.

Off-balance sheet arrangements

Cabot has no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements include statements relating to management’s expectations regarding our expected tax rate for fiscal year 2008; the amount and timing of charges and payments associated with restructurings and cost reduction initiatives; the amount and timing of payments associated with environmental remediation and respirator claims; the outcome of pending litigation; capital expenditures for fiscal year 2008; cash requirements and uses of available cash; and our ability to meet cash requirements for the foreseeable future.

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

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in the forward-looking statements: lower than expected demand for our products; fluctuations in currency exchange rates; patent rights of others; stock market conditions; the timely commercialization of products under development (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); our ability to successfully implement our cost reduction initiatives and organizational restructurings; demand for our customers’ products; competitors’ reactions to market conditions; the accuracy of the assumptions we used in establishing a reserve for our share of liability for respirator claims; and the outcome of pending litigation. Other factors and risks are discussed in our 2007 10-K.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures we make on related subjects in future 10-K, 10-Q and 8-K reports filed with the Securities and Exchange Commission.

IV.    Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. FAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end. As of September 30, 2007, we adopted the balance sheet impact of reflecting the funded status of the plan using a June 30 measurement date. As required by FAS 158, on or before September 30, 2009, we will change our measurement date to the Company’s September 30 year end rather than a June 30 measurement date. We continue to evaluate the impact of the adoption of the change in measurement date related to the second part of FAS 158 on our consolidated financial statements.

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FAS 159 is effective for us beginning October 1, 2008. We are evaluating the impact of FAS 159 on our consolidated financial statements.

In December 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (“FAS 141 (R)”). FAS 141 (R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. FAS 141 (R) is effective on a prospective basis for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combination we enter into after September 30, 2009 will be subject to this new standard.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for the ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in the parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be October 1, 2009 for Cabot. We are evaluating the impact of FAS 160 on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended December 31, 2007 does not differ materially from that discussed under Item 7A of our fiscal 2007 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

As of December 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.    Other Information

Item 1.	Legal Proceedings

Respirator Liabilities

We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. As more fully described in our Annual Report on Form 10-K for the 2007 fiscal year (“2007 10-K”), Cabot’s respirator liabilities involve claims for personal injury, including asbestosis and silicosis and, more recently, coal worker’s pneumoconiosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of December 31, 2007, there were approximately 55,000 claimants in pending cases asserting claims against AO in connection with respiratory products. In the third quarter of fiscal year 2003, we recorded a reserve to cover our expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, and, at December 31, 2007, is approximately $18 million (or $26 million on an undiscounted basis).

Carbon Black Antitrust Litigation

Cabot, Phelps Dodge Corporation, Columbian Chemicals Co., Degussa Engineered Carbons, LP, Degussa AG, and Degussa Corporation (referred to collectively as the “Defendants”) were named Defendants in class action lawsuits filed in several U.S. federal district courts in 2003 and consolidated in U.S. Federal District Court for the District of Massachusetts in 2003. The plaintiffs in these cases alleged that the Defendants conspired to fix, raise, maintain or stabilize prices for carbon black sold in the United States during a specified period. In June 2007, Cabot and Columbian Chemicals agreed to settle the federal class action lawsuit, which was approved by the court in September 2007. Degussa had separately settled with the plaintiffs in October 2006. Cabot denies any wrongdoing of any kind in these cases and strongly believes it has good defenses to the claims, but agreed to the settlement to avoid further expense, inconvenience, risk and the distraction of burdensome and protracted litigation. Cabot’s share of the settlement was $10 million. In addition, one federal case was brought by a party that did not join the federal class action. The Defendants settled this case in October 2007.

During fiscal years 2003 and 2004, Cabot and the Defendants were named in nine actions filed in Superior Court of the State of California on behalf of a purported class of indirect purchasers of carbon black in the state of California. During fiscal years 2004 and 2005, Cabot and the Defendants were named in actions filed in state courts in the states of Florida, Kansas, Tennessee, South Dakota, North Carolina and New Jersey on behalf of indirect purchasers of carbon black in these states. Each of these complaints asserts violations under the applicable state laws for conduct that is similar to what was alleged in the federal cases described above (the “state actions”). The plaintiffs in the state actions seek damages, including treble damages, in an unspecified amount and attorneys’ fees. In October 2007, Cabot agreed to settle the California state actions. Final court approval of this settlement is pending. We believe we have valid defenses to all of the remaining state action claims, and will continue to assert them vigorously.

AVX

On March 8, 2004, AVX Corporation (“AVX”) filed an action against us in the United States District Court for the District of Massachusetts. This complaint alleged that we violated the federal antitrust laws in connection with the tantalum supply agreement between Cabot and AVX by tying the purchase of one type of tantalum product by AVX to the purchase of other types. Discovery ended in late December 2007. No trial date has been set.

On September 6, 2005, AVX filed a lawsuit in the Superior Court of Massachusetts for Suffolk County alleging that Cabot improperly administered a tantalum supply agreement with AVX. In particular, AVX claims that we have not provided all of the price relief due to them pursuant to “most favored nation” (“MFN”) pricing provisions in the agreement. AVX is seeking a declaration of the rights of the parties to the agreement, an accounting of monies paid, due or owing under the MFN provisions, and an award of any sums not paid that should have been. Cabot has filed an answer and counterclaims against AVX asserting that AVX has underpaid for product in accordance with a proper construction of the MFN provisions. This action was moved to the Business Litigation Section of the Superior Court of Massachusetts in November 2005. Discovery in this case is ongoing, but to date AVX has claimed that it is owed an additional $28 million in MFN credit. In April 2007, Cabot and AVX filed cross-motions for partial summary judgment on certain disputed issues in the litigation. On December 31, 2007, the Court issued an order allowing AVX’s motion for partial summary judgment on one significant legal issue involving interpretation of the agreement, but denied AVX’s motion and Cabot’s cross-motion in all other respects, including AVX’s motion to dismiss Cabot’s affirmative defenses. We believe we have valid defenses to all of AVX’s claims against us, including the one where partial summary judgment was granted, and will continue to assert them, and our various counterclaims, vigorously. In addition, if necessary, we have the right to appeal the Court’s order allowing AVX’s motion for partial summary judgment.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding the Company’s purchases of its equity securities during the fiscal quarter ended December 31, 2007.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 – October 31, 2007	—	$—	—	5,492,630
November 1, 2007 – November 30, 2007	—	$—	—	5,492,630
December 1, 2007 – December 31, 2007	124,473	$33.03	122,073	5,370,557

Total	124,473		122,073

(1)	On May 11, 2007, the Company announced publicly that the Board of Directors authorized the Company to repurchase five million shares of the Company’s common stock in the open market or in privately negotiated transactions. On September 14, 2007, the Board of Directors increased the share repurchase authorization to 10 million shares. This authority does not have a set expiration date.

Included in the shares repurchased from time to time by Cabot under the Board’s authorization are shares of common stock repurchased from employees at fair market value to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock and the exercise of stock options. (Shares repurchased from employees in connection with the annual vesting of shares issued under our LTI program, which occurs each May, are separately authorized by the Board and excluded from the standing repurchase authorization.) During the first quarter of fiscal 2008, of the 122,073 shares repurchased pursuant to the Board’s authorization, 119,400 were repurchased on the open market and 2,673 were repurchased from employees to satisfy tax withholding obligations. The average price paid for those shares was $33.03.

From time to time, the Company also repurchases shares of unvested restricted stock from employees whose employment is terminated before such shares vest. These shares are repurchased pursuant to the terms of the Company’s equity incentive plans and are not included in the shares repurchased under the Board’s authorization. During the first quarter of fiscal 2008, the Company repurchased 2,400 forfeited shares pursuant to the terms of its equity incentive plans. The purchase price for these repurchased shares was the employee’s original purchase price for the stock, which under the terms of the Company’s long term incentive compensation program since 1999 has been an amount equal to 30% of the fair market value of such shares on the date of grant. The average price per share paid for these forfeited shares was $12.45.

Item 6.	Exhibits

The following Exhibits are filed herewith:

Exhibit 10.1*	Offer Letter between Cabot Corporation and Patrick M. Prevost, dated November 30, 2007.

Exhibit 10.2*	Amendment No. 1 to Cabot Corporation Amended and Restated Deferred Compensation Plan, dated November 9, 2007.

Exhibit 10.3*	Amendment No. 1 to Cabot Corporation Non-Employee Directors’ Stock Deferral Plan, dated November 9, 2007.

Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date:February 11, 2008	By:	/s/ JONATHAN P. MASON
Jonathan P. Mason
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date:February 11, 2008	By:	/s/ JAMES P. KELLY
James P. Kelly
Vice President and Controller
(Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description
Exhibit 10.1*	Offer Letter between Cabot Corporation and Patrick M. Prevost, dated November 30, 2007.

Exhibit 10.2*	Amendment No. 1 to Cabot Corporation Amended and Restated Deferred Compensation Plan, dated November 9, 2007.

Exhibit 10.3*	Amendment No. 1 to Cabot Corporation Non-Employee Directors’ Stock Deferral Plan, dated November 9, 2007.

Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.