Form 10-Q
period 2008-03-31
CABOT CORP
filed 2008-05-12
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer (Do not check if smaller reporting company)   ☐

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

As of May 5, 2008 the Company had 64,449,651 shares of Common Stock, par value $1 per share, outstanding.

CABOT CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
	(In millions, except per share amounts)
Net sales and other operating revenues	$786	$637	$1,497	$1,292
Cost of sales	668	499	1,263	1,005

Gross profit	118	138	234	287

Selling and administrative expenses	66	73	123	127
Research and technical expenses	19	17	35	32

Income from operations	33	48	76	128

Interest and dividend income	1	3	2	5
Interest expense	(9)	(9)	(18)	(18)
Other income (expense)	(2)	(1)	(4)	1

Income from operations before income taxes, equity in net income of affiliated companies and minority interest	23	41	56	116
Provision for income taxes	(11)	(11)	(5)	(30)
Equity in net income of affiliated companies, net of tax	2	3	4	6
Minority interest in net income, net of tax	(3)	(2)	(8)	(7)

Net income	11	31	47	85
Dividends on preferred stock, net of tax benefit	—	(1)	—	(1)

Net income available to common shares	$11	$30	$47	$84

Weighted-average common shares outstanding:
Basic	62	61	62	61

Diluted	64	69	64	69

Income per common share:
Basic:
Net income per share—basic	$0.18	$0.49	$0.74	$1.37

Diluted:
Net income per share—diluted	$0.17	$0.45	$0.73	$1.24

Dividends per common share	$0.18	$0.18	$0.36	$0.36

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	March 31, 2008	September 30, 2007
	(In millions)
Current assets:
Cash and cash equivalents	$111	$154
Short-term marketable securities	1	2
Accounts and notes receivable, net of reserve for doubtful accounts of $6 and $6	644	563
Inventories:
Raw materials	181	154
Work in process	63	77
Finished goods	237	184
Other	32	27

Total inventories	513	442
Prepaid expenses and other current assets	84	72
Assets held for sale	7	7
Deferred income taxes	37	35

Total current assets	1,397	1,275

Investments:
Equity affiliates	69	65
Long-term marketable securities and cost investments	2	3

Total investments	71	68

Property, plant and equipment	3,005	2,823
Accumulated depreciation and amortization	(1,951)	(1,807)

Net property, plant and equipment	1,054	1,016

Other assets:
Goodwill	38	34
Intangible assets, net of accumulated amortization of $11 and $10	3	4
Assets held for rent	45	42
Deferred income taxes	121	120
Other assets	92	77

Total other assets	299	277

Total assets	$2,821	$2,636

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES & STOCKHOLDERS’ EQUITY

UNAUDITED

	March 31, 2008	September 30, 2007
	(In millions, except share and per share amounts)
Current liabilities:
Notes payable to banks	$147	$67
Accounts payable and accrued liabilities	402	427
Income taxes payable	42	36
Deferred income taxes	1	2
Current portion of long-term debt	39	15

Total current liabilities	631	547

Long-term debt	487	503
Deferred income taxes	11	16
Other liabilities	341	300

Commitments and contingencies (Note G)

Minority interest	89	76

Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value Series B ESOP Convertible Preferred Stock 7.75% Cumulative, Authorized: 200,000 shares
Issued and outstanding: none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value Issued: 64,626,502 and 65,424,674 shares Outstanding: 64,484,058 and 65,279,803 shares	65	65
Less cost of 142,443 and 144,871 shares of common treasury stock	(5)	(5)
Additional paid-in capital	—	—
Retained earnings	1,132	1,119
Deferred employee benefits	(32)	(34)
Notes receivable for restricted stock	(19)	(19)
Accumulated other comprehensive income	121	68

Total stockholders’ equity	1,262	1,194

Total liabilities and stockholders’ equity	$2,821	$2,636

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended March 31
	2008	2007
	(In millions)
Cash Flows from Operating Activities:
Net income	$47	$85
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	84	70
Deferred tax (provision) benefit	(10)	1
Gain on sale of property, plant and equipment	(15)	—
Equity in net income of affiliated companies	(4)	(6)
Minority interest in net income	8	7
Non-cash compensation	16	13
Other non-cash items, net	(2)	(1)
Changes in assets and liabilities:
Accounts and notes receivable	(30)	8
Inventories	(39)	(3)
Prepaid expenses and other current assets	(8)	—
Accounts payable and accrued liabilities	(60)	(9)
Income taxes payable	5	5
Other liabilities	(3)	(4)
Cash dividends received from equity affiliates	1	7

Cash (used in) provided by operating activities	(10)	173

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(72)	(49)
Proceeds from sales of property, plant and equipment	18	2
Increase in assets held for rent	(3)	(2)
Purchases of marketable securities	—	(59)
Proceeds from the sale of marketable securities	—	39

Cash used in investing activities	(57)	(69)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	84	18
Repayments under financing arrangements	(54)	(9)
Repayments of long-term debt	(10)	(37)
Proceeds from long-term debt	—	4
Increase in notes payable to banks, net	45	2
Proceeds from sales of common stock	1	8
Purchases of common stock	(24)	(4)
Proceeds from cash contribution received from minority interest shareholders	8	—
Cash dividends paid to minority interest stockholders	(13)	(9)
Cash dividends paid to stockholders	(23)	(24)

Cash provided by (used in) financing activities	14	(51)

Effect of exchange rate changes on cash	10	4

Increase (decrease) in cash and cash equivalents	(43)	57
Cash and cash equivalents at beginning of period	154	189

Cash and cash equivalents at end of period	$111	$246

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended March 31, 2008

(In millions, except shares in thousands)

UNAUDITED

	Preferred Stock, Net of Treasury Stock		Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Deferred Employee	Notes Receivable for Restricted	Accumulated Other Comprehensive	Total Stockholders’	Total Comprehensive
	Shares	Cost	Shares	Cost	Capital	Earnings	Benefits	Stock	Income	Equity	Income
Balance at September 30, 2007	—	$—	65,280	$60	$—	$1,119	$(34)	$(19)	$68	$1,194
Net income						47					47
Foreign currency translation adjustment									51		51
Change in unrealized gain on derivative instruments									2		2

Other comprehensive income											53

Comprehensive income										100	$100

Common dividends paid						(23)				(23)
Issuance of stock under employee compensation plans, net of forfeitures			138	—	3			—		3
Amortization of share-based compensation					14					14
Purchase and retirement of common and treasury stock			(934)	—	(17)	(11)				(28)
Preferred stock conversion										—
Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit										—
Principal payment by Employee Stock Ownership Plan under guaranteed loan							2			2
Notes receivable for restricted stock—payments and forfeitures								—		—

Balance at March 31, 2008	—	$—	64,484	$60	$—	$1,132	$(32)	$(19)	$121	$1,262

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 2008 and 2007. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

The presentation of dividends received from equity affiliates and increase in deferred income taxes payable in the fiscal 2007 consolidated statement of cash flows has been changed to conform to the fiscal 2008 cash flow presentation. The change required the reclassification of $7 million to the “Cash dividends received from equity affiliates” and $1 million to “Deferred tax (provision) benefit” line from the “Other” line within cash flows from operating activities. This reclassification had no impact on cash flows from operating, financing or investing activities.

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

Cabot maintains allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both a historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the periods ended March 31, 2008 and 2007 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2008

UNAUDITED

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

Income Tax Uncertainties

Upon the Company’s October 1, 2007 adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”), the Company recorded a cumulative effect of less than $1 million increase to retained earnings.

FIN 48 requires that the Company records its obligation for uncertain tax positions based on an assessment of whether the position is more likely than not to be sustained by the taxing authorities. If this threshold is not met, the full amount of the uncertain tax position is recorded as a liability. If the threshold is met, the tax benefit that is recognized is the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. This analysis presumes the taxing authorities’ full knowledge of the positions taken and all relevant facts, but does not consider the time value of money. The Company also accrues for interest and penalties on its uncertain tax positions and includes such charges in its income tax provision in the consolidated statements of income.

Last-In, First-Out (“LIFO”) Liquidation

During the three and six months ended March 31, 2008, inventory quantities were reduced at the Company’s U.S. Supermetals site. This reduction led to a liquidation of LIFO inventory quantities carried at lower costs that were prevailing in prior years, as compared with the cost of purchases made in the current fiscal year through March 31, 2008. This resulted in a decrease of cost of goods sold of $3 million and $4 million, respectively, and an increase of net income by approximately $2 million and $3 million, or $0.03 and $0.04 per share, respectively, for the three and six months ended March 31, 2008.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2008

UNAUDITED

C. Share-Based Compensation

During the second quarter of 2008, the Company recorded a charge of $3 million for the accelerated vesting of restricted stock awards related to the retirement of the Company’s former CEO.

D. Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the six months ended March 31, 2008 are as follows:

	Carbon Black Business	Metal Oxides Business	Total
	(Dollars in millions)
Balance at September 30, 2007	$23	$11	$34
Foreign currency translation adjustment	2	2	4

Balance at March 31, 2008	$25	$13	$38

As required by FAS No. 142, “Goodwill and Other Intangibles,” (“FAS 142”) impairment tests are performed at least annually. The Company performed its annual FAS 142 impairment assessment as of March 31, 2008 and determined that there was no impairment.

Cabot does not have any indefinite-lived intangible assets. As of March 31, 2008 and September 30, 2007, Cabot had $3 million and $4 million of finite-lived intangible assets, respectively. Intangible assets are amortized over their estimated useful lives, which range from ten to fourteen years, with a weighted average period of ten years. Amortization relative to these intangibles is expected to aggregate to less than $1 million per year over the next five years.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2008

UNAUDITED

E. Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended March 31
	2008		2007		2008		2007
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$1	$2	$1	$2	$—	$—	$—	$—
Interest cost	2	3	2	3	2	—	2	—
Expected return on plan assets	(2)	(4)	(3)	(2)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(1)	—	(1)	—
Amortization of actuarial loss	—	—	—	—	—	—	—	—

Net periodic benefit cost	$1	$1	$—	$3	$1	$—	$1	$—

	Six Months Ended March 31
	2008		2007		2008		2007
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$2	$3	$2	$3	$1	$—	$1	$—
Interest cost	4	6	4	6	3	—	3	—
Expected return on plan assets	(4)	(7)	(5)	(5)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(1)	—	(1)	—
Amortization of actuarial loss	—	1	—	1	—	—	—	—

Net periodic benefit cost	$2	$3	$1	$5	$3	$—	$3	$—

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2008

UNAUDITED

F. Restructuring

North America - Closure of Waverly, West Virginia Carbon Black Facility

In June 2007, Cabot announced that it would close its carbon black manufacturing facility in Waverly, West Virginia. The decision to close the facility was driven by changes in the North American tire market. The plant was closed on March 31, 2008 but will continue to ship product to customers for the next several months. The total charges related to closing the plant are expected to be approximately $24 million, which includes an anticipated net gain on the sale of land where the facility is located of less than $1 million. Through March 31, 2008, Cabot has recorded approximately $21 million of charges associated with this restructuring, including $7 million in the second quarter of fiscal 2008. Cabot anticipates that the remaining $2 million of charges will be incurred primarily during the remainder of fiscal 2008 and fiscal 2009 in connection with closure, demolition and site remediation. The $7 million of charges recorded in the second quarter of fiscal 2008 includes approximately $5 million for accelerated depreciation of the facility assets and approximately $2 million for severance and related benefits. All plant closure charges are related to the rubber blacks and performance products product lines. As of March 31, 2008, Cabot has $2 million of reserves remaining related to this plant closure for severance and related benefits and expects to make additional cash payments of $2 million in both fiscal 2008 and fiscal 2009.

Global - Cost Reduction Initiatives

In September 2006, Cabot announced a global restructuring plan principally aimed at reducing the fundamental cost structure of its rubber blacks and performance products product lines. Additionally, during fiscal 2007, due partly to ongoing weakness in the Supermetals Business, the decision was made to terminate the employment of several employees in that business. These activities have been substantially completed.

Cabot has made less than $1 million of cash payments related to severance and employee benefits during the second quarter of fiscal 2008 and expects to make additional cash payments of approximately $1 million during the remainder of fiscal 2008. As of March 31, 2008, Cabot has approximately $1 million of remaining reserves related to these initiatives for severance and related benefits.

Altona, Australia – Closure of Carbon Black Facility

In October 2004, Cabot initiated a plan to shut down its Altona, Australia carbon black manufacturing facility due to an indication by Cabot’s raw materials supplier that it would cease supply in September 2005, as well as the decline of the carbon black business in Australia. Production at this facility ceased on October 3, 2005. During the first quarter of fiscal 2008, Cabot completed the sale of the land on which the facility had been located. The gain on the sale of the land was approximately $18 million, before tax and net of settlement costs, which was recorded in cost of sales in the accompanying consolidated statements of income. Payments of $1 million were made in the second quarter of fiscal 2008 in connection with severance and related benefits and completion of site restoration. As of March 31, 2008, there was no reserve for this restructuring.

As of March 31, 2008, the Company has reserves for certain restructuring activities recorded in the consolidated financial statements. These include reserve balances for the previously announced Waverly, West Virginia plant closure and the global cost reduction initiatives. The reserves for these activities are included in accrued expenses in the accompanying consolidated balance sheets.

Details of the restructuring activity and the reserve for all of these plans during the three months ended March 31, 2008 are as follows:

	Severance and Employee Benefits	Sale of Altona Land	Accelerated Depreciation	Total
	(Dollars in millions)
Reserve at December 31, 2007	$4	$—	$—	$4
Charges	2	—	5	7
Costs charged against assets	—	—	(5)	(5)
Proceeds from sale	—	—	—	—
Cash paid	(3)	—	—	(3)

Reserve at March 31, 2008	$3	$—	$—	$3

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2008

UNAUDITED

Details of the restructuring activity and the reserve for all of these plans during the six months ended March 31, 2008 are as follows:

	Severance and Employee Benefits	Sale of Altona Land	Accelerated Depreciation	Total
	(Dollars in millions)
Reserve at September 30, 2007	$4	$—	$—	$4
Charges (benefits)	3	(18)	11	(4)
Costs charged against assets	—	—	(11)	(11)
Proceeds from sale	—	18	—	18
Cash paid	(4)	—	—	(4)

Reserve at March 31, 2008	$3	$—	$—	$3

Restructuring activity during the three months ended March 31, 2008 includes the costs associated with the Waverly, West Virginia plant closure, the previously announced global cost reduction initiatives and the Altona, Australia plant closure. Restructuring activity was recorded in the consolidated statements of income as follows:

	Three Months Ended March 31
	2008	2007
	(Dollars in millions)
Cost of sales	$7	$1
Selling and administrative expense	—	1

Total	$7	$2

Restructuring activity during the six months ended March 31, 2008 includes the costs associated with the Waverly, West Virginia plant closure, the previously announced global cost reduction initiatives and a $1 million write-down of the value of a former carbon black manufacturing facility in Hanau, Germany, offset by the gain on the sale of land in Altona, Australia. Restructuring activity was recorded in the consolidated statements of income as follows:

	Six Months Ended March 31
	2008	2007
	(Dollars in millions)
Cost of sales	$(4)	$3
Selling and administrative expense	—	1

Total	$(4)	$4

G. Commitments and Contingencies

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2008

UNAUDITED

Environmental Liabilities

As of March 31, 2008, Cabot had approximately $10 million reserved for environmental matters primarily related to divested businesses. This reserve represents Cabot’s best estimate of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. At March 31, 2008, $3 million of the $10 million reserve is recognized on a discounted basis and is being accreted up to the undiscounted liability through interest expense over the expected cash flow period. Cash payments related to these liabilities were approximately $1 million and $2 million during the quarter and six months ended March 31, 2008, respectively.

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. As more fully described in the 2007 10-K, the Company’s respirator liabilities involve claims for personal injury, including asbestosis and silicosis and, more recently, coal worker’s pneumoconiosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of March 31, 2008, there were approximately 55,000 claimants in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2052, and, at March 31, 2008, is approximately $17 million (or $26 million on an undiscounted basis). Cash payments related to this liability were $1 million for both the quarter and six months ended March 31, 2008.

Carbon Black Antitrust Litigation

During fiscal years 2003 and 2004, the Company, Phelps Dodge Corporation, Columbian Chemicals Co., Degussa Engineered Carbons, LP, Degussa AG, and Degussa Corporation (referred to collectively as the “Defendants”) were named in nine actions filed in Superior Court of the State of California on behalf of a purported class of indirect purchasers of carbon black in the state of California. During fiscal years 2004 and 2005, the Defendants were named in actions filed in state courts in the states of Florida, Kansas, Tennessee, South Dakota, North Carolina and New Jersey on behalf of indirect purchasers of carbon black in these states. Each of these complaints asserted that the Defendants conspired to fix, raise, maintain or stabilize prices for carbon black (the “state actions”). The plaintiffs in the state actions sought damages, including treble damages, in an unspecified amount and attorneys’ fees. The North Carolina and New Jersey state actions were dismissed in 2004 and 2005, respectively. In October 2007, Cabot settled the California state actions, which were accrued for as of September 30, 2007, and final court approval of this settlement was received during the quarter ended March 31, 2008. An agreement in principle to settle the Tennessee and Kansas actions was also reached during the quarter. Cabot believes it has valid defenses to all of the remaining state action claims and will continue to assert them vigorously. While the outcome of litigation is uncertain, the Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position.

Beryllium Claims

Cabot is a party to several pending actions in connection with its discontinued beryllium operations. Cabot entered the beryllium industry through an acquisition in 1978. The Company ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of the former beryllium business was sold to NGK Metals, Inc. (“NGK”) in 1986.

During the last several years, several individuals who have resided or worked for many years in the immediate vicinity of the Company’s former beryllium facility located in Reading, Pennsylvania have brought suits against Cabot and NGK for personal injury allegedly caused by beryllium particle emissions produced at that facility. As of March 31, 2008, six personal injury claims against Cabot were pending in state court in Pennsylvania. Discovery is ongoing in these personal injury cases. In addition, since October 2003, individuals in separate cases have asserted claims for medical monitoring in numerous Pennsylvania state court actions. The plaintiffs alleged contact with beryllium in various ways, including residence or employment in the area surrounding the Reading facility, employment at the Reading facility or contact with individuals who worked at the Reading facility. Of the approximately 50 such cases that were pending as of December 31, 2007, four were dismissed in January 2008 and the remaining cases were dismissed by the trial court in April 2008.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2008

UNAUDITED

As of March 31, 2008, there were also three beryllium product liability cases pending in California state courts. All of these cases are stayed by court order pending the testing of the plaintiffs for beryllium exposure.

Cabot is one of four named defendants in Anthony v. Small Tube Manufacturing Corp. et al., a class action complaint filed in September 2006 on behalf of certain present and former employees of the U.S. Gauge Inc. facility in Sellersville, Pennsylvania, and currently pending in the United States District Court for the Eastern District of Pennsylvania. U.S. Gauge is a company alleged to have purchased beryllium-containing products from Cabot. The class action alleges that the present and former employees were exposed to beryllium dust and fumes during the machining of beryllium-containing products purchased from Cabot and that they are, therefore, entitled to receive medical monitoring. Cabot has asserted claims against the other defendants and another party. Cabot and the other defendants have filed a motion for summary judgment against the class plaintiff’s claims in the case.

Cabot is one of several named defendants in Sheridan et al. v. NGK North America, Inc., et al., a class action complaint filed in December 2006 on behalf of persons who resided within a one mile radius of the Reading facility for a period of at least six months between 1950 and 2000. The case is currently pending in the United States District Court for the Eastern District of Pennsylvania. The class action alleges that these persons were exposed to emissions of beryllium from the Reading plant and are, therefore, entitled to receive medical monitoring. Discovery regarding class certification began in October 2007. Cabot and the other defendants have filed motions to dismiss the class plaintiffs’ claims.

Cabot believes it has valid defenses to all of these beryllium actions and will assert them vigorously in the various venues in which claims have been asserted. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of these matters. While the outcome of litigation is uncertain, the Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position.

AVX

On March 8, 2004, AVX Corporation (“AVX”) filed an action against the Company in the United States District Court for the District of Massachusetts. This complaint alleged that Cabot violated the federal antitrust laws in connection with the tantalum supply agreement between Cabot and AVX by tying the purchase of one type of tantalum product by AVX to the purchase of other types. Discovery ended in late December 2007. No trial date has been set. The parties filed cross-motions for summary judgment; oral argument on the motion is scheduled to be heard in June, 2008.

On September 6, 2005, AVX filed a lawsuit in the Superior Court of Massachusetts for Suffolk County alleging that Cabot improperly administered a tantalum supply agreement with AVX. In particular, AVX claims that Cabot has not provided all of the price relief due to AVX pursuant to “most favored nation” (“MFN”) pricing provisions in the agreement. AVX is seeking a declaration of the rights of the parties to the agreement, an accounting of monies paid, due or owing under the MFN provisions, and an award of any sums not paid that should have been. Cabot has filed an answer and counterclaims against AVX asserting that AVX has underpaid for product in accordance with a proper construction of the MFN provisions. This action was moved to the Business Litigation Section of the Superior Court of Massachusetts in November 2005. Discovery in this case is ongoing, but most recently AVX has claimed that it is owed approximately $24 million in additional MFN credit. In April 2007, Cabot and AVX filed cross-motions for partial summary judgment on certain disputed issues in the litigation. On December 31, 2007, the Court issued an order allowing AVX’s motion for partial summary judgment on one significant legal issue involving interpretation of the agreement, but denied AVX’s motion and Cabot’s cross-motion in all other respects, including AVX’s motion to dismiss Cabot’s affirmative defenses. Cabot believes that it has valid defenses to all of AVX’s claims against the Company, including the one where partial summary judgment was granted, and will continue to assert them, and its various counterclaims, vigorously. In addition, if necessary, Cabot has the right to appeal the Court’s order allowing AVX’s motion for partial summary judgment. While the outcome of litigation is uncertain, the Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position.

Other

In 2001, Cabot entered into agreements (the “Project Agreements”) with Private Power LLC (“Private Power”) relating to co-generation projects at Cabot’s Ville Platte and Franklin (Canal) plants in Louisiana. Shortly after the Project Agreements were entered into, disputes arose regarding the scope of the projects and each party’s respective rights under the Project Agreements. In December 2002, Cabot filed a suit in Massachusetts state court seeking a declaration that Cabot had not terminated the Project Agreements. Private Power filed counterclaims, which were eventually amended to include claims for breach of contract and allegations of bad faith. In August 2007, Cabot amended its complaint to add breach of contract and bad faith claims. In April 2008, the parties entered into a two-stage mediation/arbitration agreement with an agreed upon range of outcomes. The mediation is scheduled to take place in June

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2008

UNAUDITED

2008, to be followed by binding arbitration if the dispute is not resolved at the mediation. The Company believes it has valid defenses to all of Private Power’s claims and will continue to assert them vigorously. While the outcome of litigation is uncertain, the Company does not believe that the ultimate disposition of this matter will have a material adverse effect on the Company’s consolidated financial position.

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

H. Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
	(Dollars in millions, except per share amounts)
Basic EPS:
Income available to common shares (numerator)	$11	$30	$47	$84

Weighted average common shares outstanding	65	64	65	64
Less: contingently issuable shares(1)	(3)	(3)	(3)	(3)

Adjusted weighted average common shares (denominator)	62	61	62	61

Basic EPS	$0.18	$0.49	$0.74	$1.37

Diluted EPS:
Income available to common shares	$11	$30	$47	$84
Dividends on preferred stock, net of tax benefit(2)	—	1	—	1

Income available to common shares plus assumed conversions (numerator)	$11	$31	$47	$85

Adjusted weighted average common shares outstanding	62	61	62	61
Effect of dilutive securities:
Assumed conversion of preferred stock(2)	—	6	—	6
Common shares issuable(3)(4)	2	2	2	2

Adjusted weighted average shares (denominator)	64	69	64	69

Diluted EPS	$0.17	$0.45	$0.73	$1.24

(1)	Represents outstanding unvested restricted stock issued under Cabot’s equity incentive plans.
(2)

There was $1 million in dividends paid on preferred stock for the three and six months ended March 31, 2007. These preferred shares were converted to common stock during the fourth quarter of fiscal 2007. Accordingly, there were no dividends paid during the three or six months ended March 31, 2008.

(3)	Represents incremental shares for the assumed vesting of outstanding unvested restricted stock and exercise of stock options outstanding under Cabot’s equity incentive plans.
(4)

For the three and six months ended March 31, 2008, options to purchase approximately 221,900 shares of common stock were not included in the calculation of diluted earnings per share because those options’ exercise prices were greater than the average market price of Cabot common stock during both periods. For the three and six months ended March 31, 2007, there were no options to purchase shares of common stock excluded from the calculation of diluted earnings per share.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2008

UNAUDITED

I. Financial Information by Segment

Cabot is organized into four reportable segments: the Carbon Black Business, the Metal Oxides Business, the Supermetals Business, and the Specialty Fluids Business. The following table provides financial information by segment for the three and six months ended March 31, 2008 and 2007:

	Carbon Black	Metal Oxides	Supermetals	Specialty Fluids	Segment Total	Unallocated and Other (1)	Consolidated Total
	(Dollars in millions)
Three months ended March 31, 2008
Net sales and other operating revenues(2)	$630	$73	$57	$16	$776	$10	$786
Income (loss) before taxes(3)	$36	$8	$(2)	$5	$47	$(24)	$23
Three months ended March 31, 2007
Net sales and other operating revenues(2)	$493	$68	$53	$10	$624	$13	$637
Income (loss) before taxes(3)	$57	$10	$(2)	$3	$68	$(27)	$41
Six months ended March 31, 2008
Net sales and other operating revenues(2)	$1,191	$143	$109	$32	$1,475	$22	$1,497
Income (loss) before taxes(3)	$57	$16	$(1)	$12	$84	$(28)	$56
Six months ended March 31, 2007
Net sales and other operating revenues(2)	$978	$133	$130	$26	$1,267	$25	$1,292
Income (loss) before taxes(3)	$111	$19	$14	$11	$155	$(39)	$116

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

(2)

Net sales and other operating revenues for the Carbon Black Business include 100% of sales from one equity affiliate, which is eliminated through Unallocated and Other. Unallocated and Other also includes royalties paid by equity affiliates and external shipping and handling fees:

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
	(Dollars in millions)
Equity affiliate sales	$(15)	$(9)	$(27)	$(18)
Royalties paid by equity affiliates	4	4	8	7
Shipping and handling fees and other	21	18	41	36

Total	$10	$13	$22	$25

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2008

UNAUDITED

(3)	Income (loss) before taxes for Unallocated and Other includes:

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
	(Dollars in millions)
Interest expense	$(9)	$(9)	$(18)	$(18)
Certain items(a)	(12)	(17)	(2)	(20)
Equity in net income of affiliated companies(b)	(2)	(3)	(4)	(6)
Other income and foreign currency transaction gains (losses), net(c)	(1)	2	(4)	5

Total	$(24)	$(27)	$(28)	$(39)

(a)

Certain items consist of amounts that are not included in segment profit before taxes (“PBT”). Certain items for the three months ended March 31, 2008 include $7 million for restructuring initiatives as described in Note F, $1 million of charges related to a former carbon black facility and $4 million for costs associated with the transition of the Company’s CEO. Certain items for the first six months of fiscal 2008 include a gain of $18 million from the sale of the land in Altona, Australia, offset by charges of $14 million for restructuring initiatives as described in Note F, $1 million of charges related to a former carbon black facility, $4 million for costs associated with the transition of the Company’s CEO and $1 million for environmental reserves and legal settlements. Certain items for both the second quarter and the first six months of fiscal 2007 includes charges of $5 million for environmental reserves and legal settlements, as well as a $10 million reserve related to the federal carbon black antitrust litigation, which was settled during fiscal 2007. Additionally, certain items include $2 million and $5 million for restructuring initiatives as discussed in Note F for the second quarter and first six months of fiscal 2007, respectively.

(b)	Equity in net income of affiliated companies is included in segment PBT and is removed in Unallocated and Other to reconcile back to income (loss) from operations before taxes.
(c)

Other income and foreign currency transaction gains (losses), net, consists of investment income that is not included in segment profit before taxes (“PBT”), and foreign currency losses net of other foreign currency risk management activity.

The Carbon Black Business is primarily comprised of the rubber blacks, performance products and inkjet colorants product lines as well as the business development activities of Cabot Superior MicroPowders (“CSMP”). The revenues from each of these product lines are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
	(Dollars in millions)
Rubber blacks	$453	$346	$863	$697
Performance products	165	134	307	257
Inkjet colorants	11	13	19	23
CSMP	1	—	2	1

Total Carbon Black Sales	$630	$493	$1,191	$978

The Metal Oxides Business is comprised of the fumed metal oxides and aerogel product lines. The revenues were primarily from the fumed metal oxides product line.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2008

UNAUDITED

J. Income Tax Uncertainties

Upon the Company’s October 1, 2007 adoption of FIN 48, the total amount of unrecognized tax benefits was $76 million. In addition, accruals of $5 million and $13 million were recorded at that time for penalties and interest, respectively. If the unrecognized tax benefits were recognized at a given point in time, there would be approximately a $40 million favorable impact on the Company’s tax provision.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the three and six months ended March 31, 2008 is as follows:

Three Months Ended March 31, 2008
(Dollars in millions)
Balance at December 31, 2007	$70
Additions based on tax positions related to current year	10
Additions for tax positions of prior years	1
Reductions (including settlements and statute of limitation lapses) for tax positions of prior years	(1)

Balance at March 31, 2008	$80

Six Months Ended March 31, 2008
(Dollars in millions)
Balance at October 1, 2007	$76
Additions based on tax positions related to current year	11
Additions for tax positions of prior years	4
Reductions (including settlements and statute of limitation lapses) for tax positions of prior years	(11)

Balance at March 31, 2008	$80

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

Cabot files U.S., state, and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In significant non-U.S. jurisdictions, the 2001 through 2007 tax years generally remain subject to examination by their respective tax authorities. The Company’s significant non-U.S. tax jurisdictions include the United Kingdom, Germany, Japan, Canada, and the Netherlands.

K. Subsequent Event

On January 11, 2008, the Company entered into an agreement to purchase additional shares of one of its equity affiliates, Cabot Malaysia Sdn. Bhd. (“Cabot Malaysia”) for a purchase price of less than $1 million. On April 1, 2008, Cabot received approval from both the shareholders and government and the purchase was completed. As a result of the purchase, Cabot’s equity ownership in Cabot Malaysia will increase from 49% to approximately 51%, which will result in Cabot’s control of the affiliate and, therefore, consolidation of Cabot Malaysia’s operating results in the Company’s consolidated financial statements beginning April 1, 2008.

The Company’s share of the earnings or losses of Cabot Malaysia are currently reflected through the single line item “Equity in net income of affiliated companies” in the consolidated statements of income and Cabot’s investment is included in the line item “Investments: Equity affiliates” in the consolidated balance sheets. Upon consolidation, Cabot’s share of the earnings or losses will be reflected through several line items within the consolidated statements of income, while our partners’ share of the earnings or losses will be reflected in “Minority interest in net income.” Cabot’s investment in the entity will be reflected in each of the relevant asset and liability accounts in the consolidated balance sheets. The impact of these changes will be immaterial to the Company’s consolidated financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2008

UNAUDITED

L. Newly Issued Accounting Pronouncements

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“FAS 161”), which amends and expands the disclosure requirements of FAS 133. FAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. More specifically, FAS 161 will require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, which will be January 1, 2009 for Cabot. The principal impact to the Company will be to require the Company to expand its disclosure regarding its derivative instruments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if 1) the estimate is complex in nature or requires a high degree of judgment and 2) different estimates and assumptions were used, the result could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our policies and estimates. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates that we believe are critical to the preparation of the Consolidated Financial Statements for the three and six months ended March 31, 2008 are presented below. We have other critical accounting policies that are discussed under the “Critical Accounting Policies” heading in management’s discussion and analysis in our Fiscal 2007 Annual Report on Form 10-K (“2007 10-K”).

Basis of Consolidation

Our consolidated financial statements include our wholly-owned subsidiaries and our majority-owned and controlled subsidiaries. Our partners’ share of the earnings or losses of our majority-owned and controlled subsidiaries is reflected in the single line item on our consolidated statements of income called “minority interest in net income”, which is usually a deduction in computing our operating results.

Investments in equity affiliates over which we have the ability to exert significant influence, but that we do not control and are not the primary beneficiary of, are accounted for using the equity method of accounting. Our share of the earnings or losses of these equity affiliates is reflected in the single line item on our consolidated statements of income called “equity in net income of affiliated companies”.

We periodically review our investments in both our majority and minority owned subsidiaries to determine if they should be consolidated or presented as equity affiliates. Changes in our ownership level or changes to our exposure to economic risks and potential rewards could change our determination of whether to consolidate or deconsolidate such investments. If we change from equity method accounting to consolidation accounting (“consolidate”) we would reflect changes in: (i) the primary revenue and expense measures in our consolidated statements of income; and (ii) most of our asset and liability balances in our consolidated balance sheets. If we change from consolidation accounting to equity method accounting (“deconsolidate”) we would aggregate both: (i) revenue and expense measures; and (ii) asset and liability balances into a single line item in our consolidated statements of income and consolidated balance sheets, respectively.

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

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $114 million and $95 million higher as of March 31, 2008 and September 30, 2007, respectively. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. For example, the significant increase in carbon black feedstock costs recently caused our reported cost of sales in our Carbon Black Business to be higher than they would have been had we used an inventory valuation method other than LIFO. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales. If, however, we were using a FIFO method, our purchases from 60 days earlier, which were at lower prices, would instead be the first charged to cost of sales. The opposite result could occur should there be a rapid decline in raw material costs.

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

Goodwill and Other Intangible Assets

We perform an impairment test for goodwill at least annually and when events or changes in business circumstances indicate that the carrying value may not be recoverable. To test whether an impairment exists, the fair value of the applicable reporting unit is estimated based on discounted future cash flows. The calculation of fair value is sensitive to both the estimated future cash flows and the discount rate applied to those cash flows. The assumptions used to estimate the discounted cash flows are based on management’s best estimates about selling prices, production and sales volumes, costs, future growth rates, capital expenditures and market conditions over an estimate of the remaining operating period at the reporting unit. The discount rate is based on the weighted average cost of capital that is determined by evaluating the risk-free rate of return, cost of debt and expected equity premiums. If an impairment exists, a loss to write down the value of goodwill to its implied fair value is recorded. While this would have no direct impact on our cash flows, it would reduce our earnings.

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

We carry a variety of different cash and cash equivalents on our consolidated balance sheets. We continually assess the liquidity of cash and cash equivalents and as of March 31, 2008, we have determined that they are readily convertible to cash.

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

Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities. In the ordinary course of our business, there are operational decisions, transactions, facts and circumstances, and calculations which make the ultimate tax determination uncertain. Furthermore, our tax positions are periodically subject to challenge by taxing authorities throughout the world. We have recorded reserves for taxes and associated interest and penalties that may become payable in future years as a result of audits by tax authorities. Certain of these reserves are for uncertain income tax positions taken on income tax returns which are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109” (“FIN 48”), effective October 1, 2007. Reserves for taxes which are not based on income where we believe that the likelihood of an incremental liability being incurred is probable continue to be accounted for in accordance with Statement of Financial Accounting Standard (“FAS”) No. 5, “Accounting for Contingencies” (“FAS 5”). Any significant impact as a result of changes in underlying facts, law, tax rates, tax audit, or review could lead to adjustments to our income tax expense, our effective tax rate, or our cash flow. For example, our results for the first quarter of 2008 included a $7 million net benefit from tax settlements, while our results for the second quarter of fiscal 2008 reflected a change in our estimate of the recoverability of certain tax credits in China.

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

Overview

During the second quarter and first six months of fiscal 2008 volumes sold increased compared to the same periods of fiscal 2007. Carbon black feedstock costs increased in both periods of fiscal 2008. Since these feedstock cost increases could not be fully offset by increased pricing, they unfavorably impacted our operating performance when compared to the same periods of fiscal 2007.

•

For the second quarter, in the Carbon Black Business, volumes remained stable in the rubber blacks product line and increased in the performance products product line compared to the prior year. Profitability for the segment declined when compared to the second quarter of 2007, due principally to raw material cost increases, including a significant unfavorable effect from the time lag of the feedstock related pricing adjustments in our rubber blacks’ supply contracts. Comparatively, this effect was favorable in the second quarter of 2007. The performance of inkjet colorants was weak for both the second quarter and first six months of 2008 due principally to lower volumes than in the same periods of 2007. We continued to experience a sequential trend of improving volumes, however, driven by a market recovery in the small office home office inkjet market segment.

•

The Metal Oxides Business experienced increased volumes in both the second quarter and first six months of 2008 as compared to the same periods last year. The impact of higher volumes was more than offset, however, by increased costs, leading to slightly lower profitability in both periods.

•

The Supermetals Business experienced higher volumes during the second quarter of 2008 when compared to the second quarter of 2007, however profitability was flat. For the first six months of fiscal 2008, the performance of the Business was unfavorably impacted, compared to the same period of 2007, by the expiration in early fiscal 2007 of a favorable fixed price/fixed volume supply contract.

•	During both the second quarter and first six months of 2008, a higher volume of fluid sold in the Specialty Fluids Business more than offset lower rental volumes, leading to improved profitability.

Second Quarter and First Six Months Fiscal Year 2008 versus Second Quarter and First Six Months Fiscal Year 2007—Consolidated

Net Sales and Gross Profit

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
	(Dollars in millions)
Net sales and other operating revenues	$786	$637	$1,497	$1,292
Gross profit	$118	$138	$234	$287

The $149 million increase in net sales from the second quarter of 2007 to the second quarter of 2008 was due primarily to increased selling prices ($77 million), the positive impact of foreign currency translation on our selling prices ($55 million) and increased volumes ($14 million). For the first six months of 2008, the $205 million increase in net sales when compared to the first six months of 2007 was driven by the positive impact of foreign currency translation on our selling prices ($94 million), increased selling prices ($72 million) and increased volumes ($34 million).

Gross margin was 15% and 16% in the second quarter and first six months of 2008, respectively, compared to 22% in both the second quarter and first six months of 2007. Gross profit decreased by $20 million and $53 million in the second quarter and first six months of 2008, respectively, when compared to the same periods of 2007. The decreases in both periods were driven by significant increases in raw material costs, principally in the Carbon Black Business, that could not be offset by increased selling prices and higher volumes.

In addition to the above, during the second quarter of 2008 we recorded $8 million, pre-tax, of restructuring related charges in the consolidated statement of income as cost of sales. This is compared to $6 million, pre-tax, of charges related to environmental reserves and legal settlements and restructuring that were recorded in the consolidated statement of income as cost of sales during the second quarter of 2007. For the first six months of 2008 we recorded $3 million, pre-tax, of income related to restructuring in the consolidated statement of income as cost of sales. This income was driven by the sale of land at our former facility in Altona, Australia that more than offset other restructuring related charges. This is compared to $8 million, pre-tax, of charges related to restructuring and environmental reserves and legal settlements that were recorded in the consolidated statement of income as cost of sales during the same period of 2007.

Selling and Administrative Expenses

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
	(Dollars in millions)
Selling and administrative expenses	$66	$73	$123	$127

Selling and administrative expenses decreased by $7 million in the second quarter of fiscal 2008 and by $4 million in the first six months of 2008 when compared to the same periods of 2007. This decrease was principally driven by a favorable comparison of $10 million, pre-tax, of charges related to the federal carbon black antitrust litigation described in our 2007 10-K that were recorded in the consolidated statement of income as selling and administrative expenses in the second quarter and first six months of 2007 that did not reoccur in the same periods of 2008. This favorable comparison more than offset the unfavorable impact of foreign currency translation on our selling and administrative expenses during both the second quarter and first six months of 2008.

Research and Technical Expenses

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
	(Dollars in millions)
Research and technical expenses	$19	$17	$35	$32

Research and technical spending increased by $2 million in the second quarter of 2008 and by $3 million in the first six months of 2008 when compared with the same periods of 2007. The increase in both periods was primarily the result of increased technical service spending to support our customers, the timing of research expenses and the continued development of our specialty products portfolio, particularly in the Metal Oxides Business.

Interest Expense

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
	(Dollars in millions)
Interest expense	$(9)	$(9)	$(18)	$(18)

Interest expense was flat in both the second quarter and first six months of 2008 compared to the same periods of 2007. Despite an overall increase in borrowings, a more favorable mix of interest rates led to the flat comparison.

Other Income (Expense)

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
	(Dollars in millions)
Other Income (Expense)	$(2)	$(1)	$(4)	$1

Other income (expense) unfavorably impacted our results by an increase of $1 million in the second quarter of fiscal 2008 and by an increase of $5 million in the first six months of fiscal 2008 when compared to the same periods of 2007. The variance in both periods is primarily due to losses on foreign currency transactions.

Effective Tax Rate

Income tax expense was $11 million in both the second quarter of 2008 and the second quarter of 2007. While the tax expense was flat period to period, the tax rate increased from 28% to 48% primarily due to the reversal of a portion of tax credits in China, which had been previously approved and recorded in the first quarter of fiscal 2008. This reversal resulted from changes to governmental regulations in China during the second quarter.

For the first six months of 2008 income tax expense was $5 million as compared to $30 million in the first six months of fiscal 2007. The decrease in expense was driven by a combination of reduced earnings plus the benefits from tax settlements and other China tax credits during fiscal 2008.

We are currently under audit by the Internal Revenue Service for tax years 2003-2004 and are under audit in a number of jurisdictions outside of the U.S. It is likely that some of these audits will be resolved in fiscal 2008, which may impact our effective tax rate going forward. We expect our tax rate for net income from continuing operations for fiscal 2008 to be between 26% and 28%, exclusive of discrete items such as audit settlements and/or tax reserve releases.

Minority Interest in Net Income, net of tax

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
	(Dollars in millions)
Minority interest in net income, net of tax	$(3)	$(2)	$(8)	$(7)

Net Income

We reported net income for the second quarter and first six months of 2008 of $11 million ($0.17 per diluted common share after-tax) and $47 million ($0.73 per diluted common share after-tax), respectively, compared to net income of $30 million ($0.45 per diluted common share after-tax) and $84 million ($1.24 per diluted common share after-tax), respectively, in the same periods of 2007. The following earnings summary highlights the after-tax impact per diluted common share of certain items which are described below under “Certain Items”:

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
	(Amounts per diluted common share)
Net income	$0.17	$0.45	$0.73	$1.24
Certain items:
Environmental reserves and legal settlements	—	(0.06)	(0.01)	(0.06)
Carbon Black antitrust litigation	—	(0.09)	—	(0.09)
CEO transition costs	(0.04)	—	(0.04)	—
Restructuring initiatives:
Global	—	(0.02)	—	(0.04)
Altona, Australia	—	—	0.20	(0.01)
North America	(0.08)	—	(0.15)	—
Europe	(0.01)	—	(0.02)	—

Total certain items	$(0.13)	$(0.17)	$(0.02)	$(0.20)

Second Quarter and First Six Months Fiscal Year 2008 versus Second Quarter and First Six Months Fiscal Year 2007—By Business Segment

The following discussion of our results includes information on our four reportable segments and product line sales, and segment PBT. This discussion has been prepared on a basis consistent with segment reporting as outlined in Note I of the Consolidated Financial Statements. Cabot’s chief operating decision-maker uses total segment operating profit before taxes to measure Cabot’s consolidated operating results, and segment operating profit before taxes to assess segment performance and allocate resources. Segment PBT includes equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest and allocated corporate costs and excludes interest expense, foreign currency transaction gains and losses, interest income, dividend income, as well as certain items that have not been allocated to a segment as they are significant and unusual or infrequent. Segment PBT is a non-GAAP financial measure and is not intended to replace income (loss) from continuing operations, the most directly comparable GAAP financial measure. We believe segment PBT assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses before non-operating factors and before items that are unusual or infrequent that affect net income. Furthermore, disclosure of segment PBT is required in our financial statements under FAS 131. A reconciliation of segment PBT and income (loss) from continuing operations is set forth in Note I of the Notes of our Consolidated Financial Statements.

When explaining the changes in our PBT period on period, we use several terms. The term “fixed costs” means fixed manufacturing costs, including utilities. The term “inventory related changes” means differences attributable to items such as (i) inventory obsolescence and valuation reserves; (ii) utilization variances; and (iii) other increases or decreases in costs associated with the production of inventory. The term “product mix” refers to the various types and grades, or mix, of products sold in a particular business or product line during the period, and the positive or negative impact of that mix on the variable margin and profitability of the business or product line. The term “market segment mix” refers to the various market segments into which a particular business or product line sold its products during the period, and the positive or negative impact of that mix on the variable margin and profitability of the business or product line.

Total segment PBT, certain items, other unallocated items, and income from operations before income taxes for the three and six months ended March 31, 2008 and 2007 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note I of our Consolidated Financial Statements. These items are not included in segment PBT.

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
	(Dollars in millions)
Total segment PBT	$47	$68	$84	$155
Certain items	(12)	(17)	(2)	(20)
Other unallocated items	(12)	(10)	(26)	(19)

Income from operations before income taxes	$23	$41	$56	$116

Other Unallocated Items:

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
	(Dollars in millions)
Interest expense	$(9)	$(9)	$(18)	$(18)
Equity in net income of affiliated companies	(2)	(3)	(4)	(6)
Foreign currency transaction losses	—	1	(1)	1
Other unallocated income	(1)	1	(3)	4

Total other unallocated income	$(12)	$(10)	$(26)	$(19)

Total segment PBT decreased by $21 million and $71 million in the second quarter and first six months of 2008, respectively, when compared to the same periods of 2007. The decreases were driven by higher raw material costs ($112 million and $164 million, respectively), principally in the Carbon Black Business, that could not be fully offset by higher prices ($86 million in the second quarter and $82 million in the first six months) and higher volumes ($6 million and $15 million, respectively). Additionally, inventory related changes unfavorably impacted total segment PBT by $2 million in both the second quarter and first six months of 2008 when compared to the same periods of 2007.

Certain Items:

Details of the certain items for the second quarter and first six months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
	(Dollars in millions)
Environmental reserves and legal settlements	$—	$(5)	$(1)	$(5)
Carbon Black antitrust litigation	—	(10)	—	(10)
CEO transition costs	(4)	—	(4)	—
Restructuring initiatives:
Global	—	(2)	—	(4)
Altona, Australia	—	—	18	(1)
North America	(7)	—	(13)	—
Europe	(1)	—	(2)	—

Total certain items, pre-tax	$(12)	$(17)	$(2)	$(20)

Pre-tax charges related to certain items decreased by $5 million in the second quarter of 2008 from the same period of 2007. The decrease was driven by charges related to the federal carbon black antitrust litigation and environmental reserves and legal settlements in the second quarter of 2007 that did not reoccur in the second quarter of 2008. These positive factors were partially offset by increased restructuring charges and costs associated with the CEO transition during the second quarter of 2008 as compared to the second quarter of 2007. For the first six months of 2008, pre-tax charges related to certain items decreased by $18 million when compared to the same period of 2007. The decrease was principally related to charges from the federal carbon black antitrust litigation and environmental reserves and legal settlements in the first six months of 2007 that did not reoccur in the same period of 2008 and income related to the sale of land at our former facility in Altona, Australia during the first six months of 2008.

Carbon Black Business

Segment sales and PBT for the Carbon Black Business for the second quarter and first six months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
	(Dollars in millions)
Rubber blacks	$453	$346	$863	$697
Performance products	165	134	307	257
Inkjet colorants	11	13	19	23
CSMP	1	—	2	1

Segment Sales	$630	$493	$1,191	$978

Segment PBT	$36	$57	$57	$111

The $137 million increase in sales for the Carbon Black Business from the second quarter of 2007 to the second quarter of 2008 was driven by increased selling prices ($78 million), the positive impact of foreign currency translation on our selling prices ($50 million) and increased volumes ($7 million). During the second quarter of 2008, volumes were stable in the rubber blacks product line and increased by 5% in the performance products product line, compared to the second quarter of 2007. For the first six months of 2008, the $213 million increase in sales for the Carbon Black Business, compared to the same period in 2007, was driven by increased selling prices ($84 million), the positive impact of foreign currency translation on our selling prices ($86 million) and increased volumes ($41 million).

The $21 million and $54 million decreases in PBT from the second quarter and first six months of 2007 to the second quarter and first six months of 2008, respectively, were driven by raw material cost increases ($109 million and $160 million, respectively) and higher fixed costs ($6 million and $11 million, respectively). These factors were only partially offset in both periods by increased selling prices and favorable product mix ($86 million and $91 million, respectively), the favorable impact of inventory related changes ($3 million and $7 million, respectively), the positive impact of foreign currency translation ($3 million and $4 million, respectively) and higher volumes ($2 million and $16 million, respectively).

Unit margins declined on our contracted and non-contracted rubber blacks and performance products business in the second quarter and first six months of 2008, when compared to the same periods of 2007, driven by feedstock costs that increased in excess of price increases. Unit margins, however, improved from the first to the second quarter of 2008. Generally, our rubber blacks supply contracts provide for a price adjustment on the first day of each quarter to account for changes in feedstock costs and, in some cases, changes in other relevant costs. The feedstock adjustments are based upon the average of a relevant index over a three-month period. Because of the need to communicate these adjustments to our customers in a timely manner, the contracts typically provide for the adjustments to be calculated in the month preceding the quarter. Accordingly, the calculation is typically based upon the average of the three months preceding the month in which the calculation is made. For example, the price adjustment applicable to the quarter that commenced on January 1 was calculated in December using the relevant index average during the months of September, October and November. Because of this time lag, the actual feedstock costs impacting our results during the second quarter of fiscal 2008 were higher than the costs used to calculate the contract pricing. On an absolute basis, we were unfavorably impacted by $17 million and $26 million, respectively, from the contract related time lag during the second quarter and first six months of fiscal 2008. This compares to favorable impacts of $7 million and $15 million, respectively, during the same periods of 2007.

Metal Oxides Business

Segment sales and PBT for the Metal Oxides Business for the second quarter and first six months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
	(Dollars in millions)
Fumed metal oxides	$72	$68	$142	$133
Aerogel	1	—	1	—

Segment Sales	$73	$68	$143	$133

Segment PBT	$8	$10	$16	$19

The $5 million increase in sales for the Metal Oxides Business from the second quarter of 2007 to the second quarter of 2008 was driven by the positive impact of foreign currency translation on our selling prices ($3 million) and increased volumes ($2 million). For the first six months of 2008, the $10 million increase in sales for the Metal Oxides Business, compared to the same period of 2007, was driven by the positive impact of foreign currency translation on our selling prices ($6 million) and increased volumes ($5 million). During the second quarter and first six months of 2008, stronger volumes in the niche and electronics market segments of our fumed metal oxides product line more than offset softness in the silicones market segment.

The $2 million decrease in PBT from the second quarter of 2007 to the second quarter of 2008 was driven by higher fixed costs, principally higher utility costs ($3 million), higher raw material costs ($1 million) and the unfavorable impact of inventory related changes ($1 million). These factors were only partially offset by increased volumes ($2 million) and a favorable product and market segment mix ($1 million). During the second quarter of 2008, we were forced to shut down production at our fumed silica facility in China for nearly three weeks due to extreme weather conditions, unfavorably impacting profitability by approximately $1 million. During the first six months of 2008, PBT decreased by $3 million when compared to the first six months of 2007. This decrease was driven principally by higher fixed costs ($4 million), in particular higher utility costs, higher raw material costs ($2 million) and the unfavorable impact of inventory related changes ($2 million). These unfavorable factors were only partially offset by increased volumes ($3 million), a favorable product and market segment mix ($1 million) and the positive impact of foreign currency translation ($1 million).

Supermetals Business

Segment sales and PBT for the Supermetals Business for the second quarter and first six months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
	(Dollars in millions)
Segment sales	$57	$53	$109	$130

Segment PBT	$(2)	$(2)	$(1)	$14

Sales for the Supermetals Business in the second quarter of 2008 increased by $4 million when compared to the second quarter of 2007. The increase was driven by higher volumes ($7 million), principally driven by customer inventory build, and the positive effect of foreign currency translation on our selling prices ($1 million). These factors were only partially offset by lower selling prices ($4 million). Sales decreased by $21 million in the first six months of 2008 compared to the first six months of 2007 driven by lower volumes ($7 million) and lower pricing ($15 million), partially offset by the positive impact of foreign currency translation on our selling prices ($1 million).

PBT was flat from the second quarter of 2007 to the second quarter of 2008 as lower fixed and administrative costs ($7 million combined) and higher volumes ($2 million) were offset by lower selling prices ($4 million), the unfavorable impact of inventory related changes ($4 million) and higher raw material costs ($1 million). During the first six months of 2008, PBT declined by $15 million when compared to the first six months of 2007. This decrease was driven by lower pricing ($14 million) and lower volumes ($3 million), associated with the expiration of a favorable fixed price fixed volume supply contract at the end of the first quarter of 2007. Additionally, the Business was unfavorably impacted by inventory related changes ($7 million) and higher raw material costs ($2 million). These unfavorable factors were only partially offset by lower fixed and administrative costs ($11 million).

Specialty Fluids Business

Segment sales and PBT for the Specialty Fluids Business for the second quarter and first six months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
	(Dollars in millions)
Segment sales	$16	$10	$32	$26

Segment PBT	$5	$3	$12	$11

Sales in the Specialty Fluids Business increased by $6 million in both the second quarter and first six months of fiscal 2008, when compared to the same periods of 2007. These increases were driven by a larger number of jobs completed and a higher volume of fluid sold, which more than offset decreases in rental revenue.

PBT increased from the second quarter of 2007 to the second quarter of 2008 as a higher volume of fluid sold from completed jobs more than offset a reduction in our rental volume. During the first six months of 2008, PBT increased by $1 million when compared to the first six months of 2007 as a higher volume of fluid sold and a favorable price mix more than offset lower rental volumes.

III. Cash Flow and Liquidity

Overview

Our cash balance decreased by $43 million in the first six months of fiscal 2008, from $154 million as of September 30, 2007 to $111 million as of March 31, 2008. During the same period of fiscal 2007, the cash balance increased by $57 million, from $189 million as of September 30, 2006 to $246 million as of March 31, 2007. The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows, which appears in Item 1 of this quarterly report on Form 10-Q.

Cash Flows from Operating Activities

Cash generated by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled a use of $10 million in the first six months of fiscal 2008 compared to a source of $173 million in the same period of fiscal 2007. The use of cash in the first six months of fiscal 2008 is primarily due to an increase of working capital of $129 million, offset by net income of $47 million and depreciation and amortization of $84 million. The increase in working capital was primarily driven by an increase in accounts payable and accrued liabilities of $60 million as a result of the timing of raw material deliveries as well as the timing of payments. Inventories increased by $39 million due to the increased value of inventory based on higher carbon black feedstock costs and higher inventory quantities. Additionally, during the first six months of fiscal 2008, accounts receivable increased by $30 million due to feedstock related price increases. The source of cash in the first six months of fiscal 2007 was primarily due to net income of $85 million and depreciation and amortization of $70 million, offset by a slight increase in working capital of $4 million.

Potential Operating Cash Activity

Environmental and Litigation Reserves

Cabot has a $10 million reserve for environmental matters as of March 31, 2008 for remediation costs at various environmental sites. These sites are primarily associated with businesses divested in prior years. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Additionally, we have recorded a $17 million reserve for respirator claims as of March 31, 2008 and we expect to pay a total of approximately $9 million over the next five years. We have other litigation costs associated with lawsuits arising in the ordinary course of business including claims filed against us in connection with certain discontinued operations.

Restructuring

As of March 31, 2008, we have $3 million of total restructuring costs in accrued expenses in the consolidated balance sheets related to the closure of our plant in Waverly, West Virginia and our 2006 cost reduction initiatives. We ceased production at the Waverly, West Virginia plant during the second quarter of fiscal 2008. We have made cash payments of $4 million during fiscal 2008 for restructuring costs. We expect to make additional cash payments related to these restructuring activities of $3 million during the remainder of fiscal 2008 and $2 million during fiscal 2009.

Carbon Black Feedstock Costs

During the second quarter of fiscal 2008 rising carbon black feedstock costs caused both an unfavorable contract lag as well as continued increases of working capital. A further escalation of carbon black feedstock costs could lead to an additional increase in our cash requirements.

Repatriation of Foreign Currency

As of March 31, 2008, we had cash at a Venezuelan subsidiary of approximately $11 million which has been translated at the official exchange rate. We continue to be concerned about our ability to repatriate this cash as we have not received approval to formally exchange this cash at the official rate. Our experience in repatriating a portion of this cash has resulted in discounts of 16% to 61% from the official exchange rate. If we are unable to repatriate this cash at the official exchange rate or if the official exchange rate devalues, we may incur additional reductions to our earnings and cash balances.

Cash Flows from Investing Activities

Cash used in investing activities totaled $57 million during the first six months of fiscal 2008 versus $69 million in the same period of fiscal 2007. The change in cash used in investing activities is primarily attributed to an increase of $23 million for capital spending on property, plant and equipment, offset by net purchases of $20 million for short-term investments in the first six months of fiscal 2007 that did not reoccur in the corresponding period of fiscal 2008. The increase in capital spending was partially offset by proceeds of $18 million received from the sale of the land on which our Altona, Australia carbon black plant was located.

During the first six months of fiscal 2008 capital spending on property, plant and equipment consumed $72 million of cash compared to $49 million in the same period for the prior fiscal year. Capital expenditures in fiscal 2008 included spending for rubber blacks capacity expansion at an existing facility in China, residual spending on our new performance products manufacturing unit in China and new energy centers at other carbon black facilities. During the first six months of fiscal 2007, capital expenditures included the initial expenditures related to the construction of energy centers at three of our carbon black facilities and spending on our new rubber blacks and performance product manufacturing unit in China and new manufacturing unit in Brazil. Capital expenditures for fiscal 2008 are expected to be approximately $200 million compared to $141 million for the full year of fiscal 2007.

Cash Flows from Financing Activities

Cash flows provided by financing activities were $14 million during the first six months of fiscal 2008 as compared to a use of $51 million for the first six months of fiscal 2007. In both years, financing cash flows were primarily driven by changes in our debt position and dividend payments. During the first six months of fiscal 2008, we drew down a net $30 million from our uncommitted working capital facilities in China to increase our liquidity position. The Chinese central bank began imposing lending restrictions beginning in November 2007. At this time we have sufficient resources on hand in light of our continued growth in China. In the first six months of fiscal 2008 we also repaid $10 million of scheduled long-term debt maturities mainly associated with project loans in China. Additionally, we drew down $40 million from our revolving credit facility for general working capital needs in North America. During the first six months of fiscal 2007 the net cash used was primarily due to $37 million in repayments of long-term debt, of which $7 million related to China debt that matured during the first quarter and $30 million of medium term notes that matured in the second quarter of fiscal 2007. In addition, $24 million of dividend payments were made during the first six months of fiscal 2007.

During the first six months of fiscal 2008 we used $23 million for quarterly dividend payments and $24 million for open market repurchases of our common stock.

As of March 31, 2008, our long-term debt obligations totaled $526 million, of which $39 million will come due in the next twelve months.

We expect cash on hand, cash from operations, present financing arrangements, including Cabot’s unused lines of credit, and access to capital markets, to be sufficient to meet our additional cash requirements, including capital expenditures, for the next twelve months and the foreseeable future.

Contractual Obligations

Our 2007 10-K provides a table of long-term contractual obligations. There have not been any material changes to these obligations during the first six months of fiscal 2008.

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“FAS 161”), which amends and expands the disclosure requirements of FAS 133. FAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. More specifically, FAS 161 will require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, which will be January 1, 2009 for us. The principal impact to us will be to require us to expand our disclosure regarding our derivative instruments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended March 31, 2008 does not differ materially from that discussed under Item 7A of our fiscal 2007 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.	Legal Proceedings

Respirator Liabilities

We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. As more fully described in our 2007 10-K, our respirator liabilities involve claims for personal injury, including asbestosis and silicosis and, more recently, coal worker’s pneumoconiosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of March 31, 2008, there were approximately 55,000 claimants in pending cases asserting claims against AO in connection with respiratory products. We have a reserve to cover our expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, and, at March 31, 2008, is approximately $17 million (or $26 million on an undiscounted basis).

Carbon Black Antitrust Litigation

During fiscal years 2003 and 2004, Cabot, Phelps Dodge Corporation, Columbian Chemicals Co., Degussa Engineered Carbons, LP, Degussa AG, and Degussa Corporation (referred to collectively as the “Defendants”) were named in nine actions filed in Superior Court of the State of California on behalf of a purported class of indirect purchasers of carbon black in the state of California. During fiscal years 2004 and 2005, the Defendants were named in actions filed in state courts in the states of Florida, Kansas, Tennessee, South Dakota, North Carolina and New Jersey on behalf of indirect purchasers of carbon black in these states. Each of these complaints asserted that the Defendants conspired to fix, raise, maintain or stabilize prices for carbon black (the “state actions”). The plaintiffs in the state actions sought damages, including treble damages, in an unspecified amount and attorneys’ fees. The North Carolina and New Jersey state actions were dismissed in 2004 and 2005, respectively. In October 2007, we settled the California state actions, which were accrued for as of September 30, 2007, and final court approval of this settlement was received during the quarter. An agreement in principle to settle the Tennessee and Kansas actions was also reached during the quarter. We believe we have valid defenses to all of the remaining state action claims and will continue to assert them vigorously. While the outcome of litigation is uncertain, we do not believe that the ultimate disposition of these matters will have a material adverse effect on our consolidated financial position.

Other Matters

In 2001, we entered into agreements (the “Project Agreements”) with Private Power LLC (“Private Power”) relating to co-generation projects at Cabot’s Ville Platte and Franklin (Canal) plants in Louisiana. Shortly after the Project Agreements were entered into, disputes arose regarding the scope of the projects and each party’s respective rights under the Project Agreements. In December 2002, we filed a suit in the Massachusetts state court seeking a declaration that we had not terminated the Project Agreements. Private Power filed counterclaims, which were eventually amended to include claims for breach of contract and allegations of bad faith. In August 2007, we amended our complaint to add breach of contract and bad faith claims. In April, 2008, the parties entered into a two-stage mediation/arbitration agreement with an agreed upon range of outcomes. The mediation is scheduled to take place in June, 2008, to be followed by binding arbitration if the dispute is not resolved at the mediation. We believe we have valid defenses to all of Private Power’s claims and will continue to assert them vigorously. While the outcome of litigation is uncertain, we do not believe that the ultimate disposition of this matter will have a material adverse effect on our consolidated financial position.

We have various other lawsuits, claims and contingent liabilities arising in the ordinary course of our business, including a number of claims asserting premises liability for asbestos exposure, and in respect of our divested businesses. In our opinion, although final disposition of some or all of these other suits and claims may impact our financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on our consolidated financial position.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding the Company’s purchases of its equity securities during the second quarter ended March 31, 2008.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	252,600	$30.83	252,000	5,118,557
February 1, 2008 – February 29, 2008	247,300	$28.39	240,000	4,878,557
March 1, 2008 – March 31, 2008	318,987	$27.48	318,987	4,559,570

Total	818,887		810,987

(1)	On May 11, 2007, we announced publicly that our Board of Directors authorized us to repurchase five million shares of our common stock in the open market or in privately negotiated transactions. On September 14, 2007, our Board of Directors increased the share repurchase authorization to 10 million shares. This authority does not have a set expiration date.

Included in the shares repurchased from time to time by Cabot under the Board’s authorization are shares of common stock repurchased from employees at fair market value to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock and the exercise of stock options. (Shares repurchased from employees in connection with the annual vesting of shares issued under our LTI program, which occurs each May, are separately authorized by the Board and excluded from the standing repurchase authorization.) During the second quarter of fiscal 2008, of the 810,987 shares repurchased pursuant to the Board’s authorization, 732,000 were repurchased on the open market and 78,987 were repurchased from employees to satisfy tax withholding obligations. The average price paid for the 810,987 shares was $28.96.

From time to time, we also repurchase shares of unvested restricted stock from employees whose employment is terminated before such shares vest. These shares are repurchased pursuant to the terms of our equity incentive plans and are not included in the shares repurchased under the Board’s authorization. During the second quarter of fiscal 2008, we repurchased 7,900 forfeited shares pursuant to the terms of our equity incentive plans. The purchase price for these repurchased shares was the employee’s original purchase price for the stock, which under the terms of the Company’s long term incentive compensation program since 1999 has been an amount equal to 30% of the fair market value of such shares on the date of grant. The average price per share paid for these forfeited shares was $10.83.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on March 13, 2008. There was no solicitation in opposition to management’s nominees as listed in our proxy statement and all such nominees were elected to the class of directors whose term expires in 2011. In addition, the stockholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2008. All of the proposals were routine matters and, therefore, there were no broker non-votes. The results of the voting for each of these proposals were as follows:

Election of Directors Whose Terms Expire in 2011:

	FOR	AGAINST	ABSTAIN
Juan Enriquez-Cabot	57,240,308	1,930,430	84,276
Arthur L. Goldstein	54,900,264	4,242,465	112,285
Gautam S. Kaji	57,149,551	2,020,441	85,022
Henry F. McCance	54,527,342	4,466,693	260,979
Patrick M. Prevost	56,727,133	2,370,618	157,263

2. Proposal to Ratify the Appointment of Deloitte & Touche LLP

For:	58,929,471
Against:	221,394
Abstain:	104,149

In addition to the directors elected at the meeting to the class of directors whose term expires in 2011, the terms of office of the following directors continued after the meeting: John S. Clarkeson, Roderick C.G. MacLeod, John F. O’Brien, Ronaldo H. Schmitz, Lydia W. Thomas, Mark S. Wrighton and Shengman Zhang.

Item 6.	Exhibits

The following Exhibits are filed herewith:

Exhibit 3	The By-laws of Cabot Corporation as amended March 14, 2008.

Exhibit 10.1*	Form of Award Certificate/Election Form entered into under 2006 Long-Term Incentive Plan.

Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: May 9, 2008	By:	/s/ JONATHAN P. MASON
Jonathan P. Mason
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: May 9, 2008	By:	/s/ JAMES P. KELLY
James P. Kelly
Vice President and Controller
(Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description
Exhibit 3	The By-laws of Cabot Corporation as amended March 14, 2008

Exhibit 10.1*	Form of Award Certificate/Election Form entered into under 2006 Long-Term Incentive Plan.

Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.