Form 10-Q
period 2008-06-30
CABOT CORP
filed 2008-08-08
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 4, 2008 the Company had 64,265,486 shares of Common Stock, par value $1 per share, outstanding.

CABOT CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
	(In millions, except per share amounts)
Net sales and other operating revenues	$840	$649	$2,337	$1,941
Cost of sales	703	543	1,966	1,547

Gross profit	137	106	371	394

Selling and administrative expenses	67	56	190	183
Research and technical expenses	20	17	55	49

Income from operations	50	33	126	162

Interest and dividend income	—	3	3	8
Interest expense	(9)	(8)	(28)	(26)
Other income (expense)	(2)	3	(5)	4

Income from operations before income taxes, equity in net income of affiliated companies and minority interest	39	31	96	148
Provision for income taxes	(8)	(9)	(13)	(40)
Equity in net income of affiliated companies, net of tax	2	3	6	9
Minority interest in net income, net of tax	(6)	(4)	(15)	(11)

Income from continuing operations	27	21	74	106
Loss from discontinued operations, net of tax	—	(1)	—	(1)

Net income	27	20	74	105
Dividends on preferred stock, net of tax benefit	—	—	—	(1)

Net income available to common shares	$27	$20	$74	$104

Weighted-average common shares outstanding:
Basic	62	61	62	61

Diluted	64	68	64	68

Income per common share:
Basic:
Income from continuing operations	$0.44	$0.33	$1.18	$1.70
Loss from discontinued operations	—	(0.01)	—	(0.01)

Net income per share—basic	$0.44	$0.32	$1.18	$1.69

Diluted:
Income from continuing operations	$0.43	$0.31	$1.16	$1.55
Loss from discontinued operations	—	(0.01)	—	(0.01)

Net income per share—diluted	$0.43	$0.30	$1.16	$1.54

Dividends per common share	$0.18	$0.18	$0.54	$0.54

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	June 30, 2008	September 30, 2007
	(In millions)
Current assets:
Cash and cash equivalents	$107	$154
Short-term marketable securities	1	2
Accounts and notes receivable, net of reserve for doubtful accounts of $5 and $6	677	563
Inventories:
Raw materials	204	154
Work in process	59	77
Finished goods	261	184
Other	34	27

Total inventories	558	442
Prepaid expenses and other current assets	92	72
Deferred income taxes	38	35
Assets held for sale	7	7

Total current assets	1,480	1,275

Investments:
Equity affiliates	52	65
Long-term marketable securities and cost investments	1	3

Total investments	53	68

Property, plant and equipment	3,084	2,823
Accumulated depreciation and amortization	(1,985)	(1,807)

Net property, plant and equipment	1,099	1,016

Other assets:
Goodwill	37	34
Intangible assets, net of accumulated amortization of $11 and $10	3	4
Assets held for rent	44	42
Deferred income taxes	134	120
Other assets	91	77

Total other assets	309	277

Total assets	$2,941	$2,636

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES & STOCKHOLDERS’ EQUITY

UNAUDITED

	June 30, 2008	September 30, 2007
	(In millions, except share and per share amounts)
Current liabilities:
Notes payable to banks	$171	$67
Accounts payable and accrued liabilities	450	427
Income taxes payable	37	36
Deferred income taxes	2	2
Current portion of long-term debt	39	15

Total current liabilities	699	547

Long-term debt	483	503
Deferred income taxes	19	16
Other liabilities	345	300

Commitments and contingencies (Note G)

Minority interest	110	76

Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value Series B ESOP Convertible Preferred Stock 7.75% Cumulative:
Authorized: 200,000 shares Issued and Outstanding : None	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value Issued: 64,348,116 and 65,424,674 shares Outstanding: 64,221,766 and 65,279,803 shares	64	65
Less cost of 126,350 and 144,871 shares of common treasury stock	(4)	(5)
Additional paid-in capital	—	—
Retained earnings	1,146	1,119
Deferred employee benefits	(31)	(34)
Notes receivable for restricted stock	(16)	(19)
Accumulated other comprehensive income	126	68

Total stockholders’ equity	1,285	1,194

Total liabilities and stockholders’ equity	$2,941	$2,636

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended June 30
	2008	2007
	(In millions)
Cash Flows from Operating Activities:
Net income	$74	$105
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	123	108
Deferred tax provision	(20)	(2)
Gain on sale of property, plant and equipment	(13)	—
Equity in net income of affiliated companies	(6)	(9)
Minority interest in net income	15	11
Non-cash compensation	23	18
Other non-cash items, net	(4)	1
Changes in assets and liabilities:
Accounts and notes receivable	(56)	(9)
Inventories	(73)	(7)
Prepaid expenses and other current assets	(16)	5
Accounts payable and accrued liabilities	(12)	(4)
Income taxes payable	1	(1)
Other liabilities	5	(2)
Cash dividends received from equity affiliates	2	7
Other	1	1

Cash provided by operating activities	44	222

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(125)	(81)
Acquisition of interest in equity affiliate, net of cash acquired	7	—
Proceeds from sales of property, plant and equipment	18	2
Increase in assets held for rent	(3)	(3)
Purchases of marketable securities	—	(95)
Proceeds from the sale of marketable securities	—	85

Cash used in investing activities	(103)	(92)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	106	45
Repayments under financing arrangements	(80)	(36)
Repayments of long-term debt	(12)	(42)
Proceeds from long-term debt	7	5
Increase (decrease) in notes payable to banks, net	60	(2)
Proceeds from sales of common stock	1	10
Purchases of common stock	(35)	(33)
Proceeds from cash contribution received from minority interest shareholders	8	—
Cash dividends paid to minority interest stockholders	(19)	(12)
Cash dividends paid to stockholders	(35)	(35)
Proceeds from restricted stock loan payments	2	4

Cash provided by (used in) financing activities	3	(96)

Effect of exchange rate changes on cash	9	6

Increase (decrease) in cash and cash equivalents	(47)	40
Cash and cash equivalents at beginning of period	154	189

Cash and cash equivalents at end of period	$107	$229

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended June 30, 2008

(In millions, except shares in thousands)

UNAUDITED

	Preferred Stock, Net of Treasury Stock		Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Deferred Employee	Notes Receivable for Restricted	Accumulated Other Comprehensive	Total Stockholders’	Total Comprehensive
	Shares	Cost	Shares	Cost	Capital	Earnings	Benefits	Stock	Income	Equity	Income
Balance at September 30, 2007	—	$—	65,280	$60	$—	$1,119	$(34)	$(19)	$68	$1,194
Net income						74					74
Foreign currency translation adjustment									54		54
Change in unrealized gain on derivative instruments									4		4

Other comprehensive income											58

Comprehensive income										132	$132

Common dividends paid						(35)				(35)
Issuance of stock under employee compensation plans, net of forfeitures			227		3					3
Amortization of share-based compensation					20					20
Purchase and retirement of common and treasury stock			(1,285)		(23)	(12)				(35)
Principal payment by Employee Stock Ownership Plan under guaranteed loan							3			3
Notes receivable for restricted stock—payments and forfeitures								3		3

Balance at June 30, 2008	—	—	64,222	$60	—	$1,146	$(31)	$(16)	$126	$1,285

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 2008 and 2007. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

The presentation of the increase in deferred income taxes payable in the fiscal 2007 consolidated statement of cash flows has been changed to conform to the fiscal 2008 cash flow presentation. The change required the reclassification of $1 million to the “Deferred tax provision” line from the “Other” line within cash flows from operating activities. This reclassification had no impact on cash flows from operating, financing or investing activities.

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

Cabot maintains allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both a historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the periods ended June 30, 2008 and 2007 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2008

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

FIN 48 requires that the Company record its obligation for uncertain tax positions based on an assessment of whether the position is more likely than not to be sustained by the taxing authorities. If this threshold is not met, the full amount of the uncertain tax position is recorded as a liability. If the threshold is met, the tax benefit that is recognized is the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. This analysis presumes the taxing authorities’ full knowledge of the positions taken and all relevant facts, but does not consider the time value of money. The Company also accrues for interest and penalties on its uncertain tax positions and includes such charges in its income tax provision in the consolidated statements of income.

Last-In, First-Out (“LIFO”) Liquidation

During the three and nine months ended June 30, 2008, inventory quantities were reduced in the Company’s U.S. Rubber Blacks and Performance Products Businesses. In addition, during the nine months ended June 30, 2008, inventory quantities were reduced at the Company’s U.S. Supermetals site. These reductions led to a liquidation of LIFO inventory quantities carried at lower costs that were prevailing in prior years, as compared with the cost of purchases made in the current fiscal year. This resulted in a decrease of cost of goods sold of $2 million and $6 million, respectively, and an increase of net income by approximately $1 million and $4 million, or $0.02 and $0.06 per share, respectively, for the three and nine months ended June 30, 2008.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2008

UNAUDITED

C. Acquisitions

On April 1, 2008, Cabot purchased additional shares of its equity affiliate in Malaysia, Cabot Malaysia Sdn. Bhd. (“Cabot Malaysia”) for a purchase price of less than $1 million. This purchase increased Cabot’s equity ownership in Cabot Malaysia from 49% to approximately 51%, resulting in Cabot’s control of the affiliate and, therefore, consolidation of Cabot Malaysia’s operating results in the Company’s consolidated financial statements as of April 1, 2008.

Prior to the acquisition, Cabot’s investment in Cabot Malaysia was accounted for as an equity method investment and the earnings or losses were reflected through the single line item “Equity in net income of affiliated companies” in the consolidated statements of income and Cabot’s investment was included in the line item “Investments: Equity affiliates” in the consolidated balance sheets. As of April 1, 2008, Cabot’s share of the earnings or losses are reflected through several line items within the consolidated statements of income, while the minority shareholders’ share of the earnings or losses are reflected in “Minority interest in net income”, and Cabot’s investment in the entity is reflected in each of the relevant asset and liability accounts in the consolidated balance sheets.

In accordance with FAS No. 141, “Business Combinations” (“FAS 141”), this acquisition has been accounted for as a purchase. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair value of the assets acquired and liabilities assumed represents the approximately 2% of the outstanding equity that was purchased. The Company’s preliminary allocation of the purchase price is to the net assets acquired and is immaterial to the consolidated financial statements. The allocation is not yet finalized and as a result, these preliminary estimates are subject to change. The allocation of the purchase price will be finalized within one year of the acquisition date.

D. Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the nine months ended June 30, 2008 are as follows:

	Core Segment	Performance Segment	Total
	(Dollars in millions)
Balance at September 30, 2007	$23	$11	$34
Foreign currency translation adjustment	1	2	3

Balance at June 30, 2008	$24	$13	$37

As required by FAS No. 142, “Goodwill and Other Intangibles,” (“FAS 142”) impairment tests are performed at least annually. The Company performed its annual FAS 142 impairment assessment as of March 31, 2008 and determined that there was no impairment.

Cabot does not have any indefinite-lived intangible assets. As of June 30, 2008 and September 30, 2007, Cabot had $3 million and $4 million of finite-lived intangible assets, respectively. Intangible assets are amortized over their estimated useful lives, which range from ten to fourteen years, with a weighted average period of ten years. Amortization relative to these intangibles is expected to aggregate to less than $1 million per year over the next five years.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2008

UNAUDITED

E. Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended June 30
	2008		2007		2008		2007
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$1	$2	$1	$2	$1	$—	$1	$—
Interest cost	2	3	2	3	1	1	1	1
Expected return on plan assets	(2)	(4)	(2)	(3)	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of actuarial loss	—	1	—	1	—	—	—	—

Net periodic benefit cost	$1	$2	$1	$3	$2	$1	$2	$1

	Nine Months Ended June 30
	2008		2007		2008		2007
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$3	$5	$3	$5	$2	$—	$2	$—
Interest cost	6	9	6	9	4	1	4	1
Expected return on plan assets	(6)	(11)	(7)	(8)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(1)	—	(1)	—
Amortization of actuarial loss	—	2	—	2	—	—	—	—

Net periodic benefit cost	$3	$5	$2	$8	$5	$1	$5	$1

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2008

UNAUDITED

F. Restructuring

2008 Global Restructuring

Effective May 15, 2008 Cabot reorganized its business and regional structure. In conjunction with these changes, during the third quarter of fiscal 2008, Cabot initiated a small workforce reduction and terminated underperforming projects in the Inkjet Colorants Business and within Cabot Superior MicroPowders (“CSMP”). The total charges related to this plan are expected to be approximately $5 million, which includes approximately $3 million for severance and employee benefits and $2 million for the impairment of facility assets and inventory in CSMP. As of June 30, 2008, nearly all of these charges have been recorded. During the third quarter of fiscal 2008, Cabot made cash payments of approximately $1 million related to severance and employee benefits. Cabot expects to make cash payments of approximately $1 million during the remainder of fiscal 2008 and $1 million during fiscal 2009 and thereafter.

North America - Closure of Waverly, West Virginia Carbon Black Facility

Cabot closed its carbon black manufacturing facility in Waverly, West Virginia on March 31, 2008. The total charges related to closing the plant were expected to be approximately $22 million, which include an anticipated net gain on the sale of land where the facility is located of less than $1 million. Through June 30, 2008, Cabot has recorded approximately $22 million of charges associated with this restructuring, including $1 million in the third quarter of fiscal 2008. Cabot anticipates that the remaining charges of less than $1 million will be incurred primarily during the remainder of fiscal 2008 and in fiscal 2009 in connection with continued closure costs, demolition and site remediation. The $1 million of charges recorded in the third quarter of fiscal 2008 related to severance, benefits and plant related costs. All plant closure charges are related to the Rubber Blacks Business. During the third quarter of fiscal 2008, Cabot made cash payments of $2 million related to severance and employee benefits and plant related costs. As of June 30, 2008, Cabot has $1 million of reserves remaining related to this plant closure for severance and related benefits and expects to make additional cash payments of $1 million in fiscal 2008 and less than $1 million in fiscal 2009.

2006 Global - Cost Reduction Initiatives

In September 2006, Cabot announced a global restructuring plan principally aimed at reducing the fundamental cost structure of its Rubber Blacks and Performance Products Businesses. Additionally, during fiscal 2007, due partly to ongoing weakness in the Supermetals Business, the decision was made to terminate the employment of several employees in that business. These activities have been completed. Cabot made $1 million of cash payments for severance and employee benefits during the third quarter of fiscal 2008. As of June 30, 2008, Cabot had no reserves remaining for these initiatives.

Altona, Australia – Closure of Carbon Black Facility

During the first quarter of fiscal 2008, Cabot completed the sale of land in Altona, Australia on which its former carbon black manufacturing facility was located. The gain on the sale was approximately $18 million, before tax and net of settlement costs, which was recorded in cost of sales in the accompanying consolidated statements of income. As of June 30, 2008, there was no reserve for this restructuring.

Details of the restructuring activity and the reserve for all of these plans during the three months ended June 30, 2008 are as follows:

	Severance and Employee Benefits	Asset Impairments and Accelerated Depreciation	Total
	(Dollars in millions)
Reserve at March 31, 2008	$3	$—	$3
Charges	4	2	6
Costs charged against assets	—	(2)	(2)
Proceeds from sale	—	—	—
Cash paid	(4)	—	(4)

Reserve at June 30, 2008	$3	$—	$3

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2008

UNAUDITED

Details of the restructuring activity and the reserve for all of these plans during the nine months ended June 30, 2008 are as follows:

	Severance and Employee Benefits	Sale of Altona Land	Asset Impairments and Accelerated Depreciation	Total
	(Dollars in millions)
Reserve at September 30, 2007	$4	$—	$—	$4
Charges (benefits)	7	(18)	14	3
Costs charged against assets	—	—	(14)	(14)
Proceeds from sale	—	18	—	18
Cash paid	(8)	—	—	(8)

Reserve at June 30, 2008	$3	$—	$—	$3

Restructuring activity for the three and nine months ended June 30, 2008 and 2007 were recorded in the consolidated statements of income as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
	(Dollars in millions)
Cost of sales	$4	$3	$1	$7
Selling and administrative expenses	2	—	2	1

Total	$6	$3	$3	$8

G. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements for various key raw materials. The table below includes all of the Company’s long-term purchase commitments, including material changes in certain feedstock commitments for the Rubber Blacks Business in China made in the third quarter of fiscal 2008:

	Payments Due by Fiscal Year
	2008	2009	2010	2011	2012	Thereafter	Total
	(Dollars in millions)
Core Segment
Rubber Blacks Business	$184	$135	$119	$109	$105	$705	$1,357
Supermetals Business	61	25	15	10	2	—	113
Performance Segment	86	79	30	16	26	148	385
Specialty Fluids Segment	3	3	4	—	—	—	10
New Business Segment	—	—	—	—	—	—	—

Total	$334	$242	$168	$135	$133	$853	$1,865

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2008

UNAUDITED

Contingencies

Cabot is a defendant or potentially responsible party in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Liabilities

As of June 30, 2008, Cabot had approximately $9 million reserved for environmental matters primarily related to divested businesses. This reserve represents Cabot’s best estimate of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. At June 30, 2008, $3 million of the $9 million reserve is recognized on a discounted basis and is being accreted up to the undiscounted liability through interest expense over the expected cash flow period. Cash payments related to these liabilities were approximately $1 million and $3 million during the three and nine months ended June 30, 2008, respectively.

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. As more fully described in the 2007 10-K, the Company’s respirator liabilities involve claims for personal injury, including asbestosis and silicosis and, more recently, coal worker’s pneumoconiosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of June 30, 2008, there were approximately 54,000 claimants in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2052, and, at June 30, 2008, is approximately $17 million (or $26 million on an undiscounted basis). Cash payments related to this liability were $1 million and $2 million for the three and nine months ended June 30, 2008, respectively.

Carbon Black Antitrust Litigation

The Company has been one of several defendants in federal and state actions initially filed in 2003 alleging that the defendants violated federal and state antitrust laws in connection with the sale of carbon black. The federal actions were settled in calendar year 2007. As of June 30, 2008, the only pending state actions were in Tennessee, Kansas, South Dakota and Florida. During the quarter, an agreement in principal to settle the South Dakota and Florida actions was reached, and in August 2008, an agreement to settle the Tennessee and Kansas actions received final court approval.

Beryllium Claims

Cabot is a party to several pending actions in connection with its discontinued beryllium operations. Cabot entered the beryllium industry through an acquisition in 1978. The Company ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of the former beryllium business was sold to NGK Metals, Inc. (“NGK”) in 1986.

During the last several years, several individuals who have resided or worked for many years in the immediate vicinity of the Company’s former beryllium facility located in Reading, Pennsylvania have brought suits against Cabot and NGK for personal injury allegedly caused by beryllium particle emissions produced at that facility. As of June 30, 2008, six personal injury claims against Cabot were pending in state court in Pennsylvania. In addition, since October 2003, individuals in separate cases have asserted claims for medical monitoring in numerous Pennsylvania state court actions. The plaintiffs alleged contact with beryllium in various ways, including residence or employment in the area surrounding the Reading facility, employment at the Reading facility or contact with individuals who worked at the Reading facility. All of these medical monitoring cases that were pending as of March 31, 2008 were dismissed by the trial court in April 2008. The plaintiffs have appealed.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2008

UNAUDITED

As of June 30, 2008, there were also three beryllium product liability cases pending in California state courts. All of these cases are stayed by court order pending the testing of the plaintiffs for beryllium exposure.

Cabot is one of four named defendants in Anthony v. Small Tube Manufacturing Corp. et al., a class action complaint filed in September 2006 on behalf of certain present and former employees of the U.S. Gauge Inc. facility in Sellersville, Pennsylvania, and currently pending in the United States District Court for the Eastern District of Pennsylvania. U.S. Gauge is a company alleged to have purchased beryllium-containing products from Cabot. The class action alleges that the present and former employees were exposed to beryllium dust and fumes during the machining of beryllium-containing products purchased from Cabot and that they are, therefore, entitled to receive medical monitoring. Cabot has asserted claims against the other defendants and another party. Cabot and the other defendants have filed a motion for summary judgment against the class plaintiff’s claims in the case, and oral arguments were heard in June 2008. No decision has been issued.

Cabot is one of several named defendants in Sheridan et al. v. NGK North America, Inc., et al., a class action complaint filed in December 2006 on behalf of persons who resided within a one mile radius of the Reading facility for a period of at least six months between 1950 and 2000. The case is currently pending in the United States District Court for the Eastern District of Pennsylvania. The class action alleges that these persons were exposed to emissions of beryllium from the Reading plant and are, therefore, entitled to receive medical monitoring. Cabot and the other defendants have filed motions to dismiss the class plaintiffs’ claims. During the quarter, one of the two named class plaintiff’s claims was dismissed; the other motion remains pending.

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

AVX

On March 8, 2004, AVX Corporation (“AVX”) filed an action against the Company in the United States District Court for the District of Massachusetts. This complaint alleged that Cabot violated the federal antitrust laws in connection with the tantalum supply agreement between Cabot and AVX by tying the purchase of one type of tantalum product by AVX to the purchase of other types. Discovery ended in late December 2007. No trial date has been set. The parties filed cross-motions for summary judgment; oral argument on the motions was heard in June 2008. No decision has been issued.

On September 6, 2005, AVX filed a lawsuit in the Superior Court of Massachusetts for Suffolk County alleging that Cabot improperly administered a tantalum supply agreement with AVX. In particular, AVX claims that Cabot has not provided all of the price relief due to AVX pursuant to “most favored nation” (“MFN”) pricing provisions in the agreement. AVX is seeking a declaration of the rights of the parties to the agreement, an accounting of monies paid, due or owing under the MFN provisions, and an award of any sums not paid that should have been. Cabot has filed an answer and counterclaims against AVX asserting that AVX has underpaid for product in accordance with a proper construction of the MFN provisions. This action was moved to the Business Litigation Section of the Superior Court of Massachusetts in November 2005. In April 2007, Cabot and AVX filed cross-motions for partial summary judgment on certain disputed issues in the litigation. On December 31, 2007, the Court issued an order allowing AVX’s motion for partial summary judgment on one significant legal issue involving interpretation of the agreement, but denied AVX’s motion and Cabot’s cross-motion in all other respects, including AVX’s motion to dismiss Cabot’s affirmative defenses. Cabot believes that it has valid defenses to all of AVX’s claims against the Company, including the one on which partial summary judgment was granted, and will continue to assert these defenses and its counterclaims vigorously. In addition, if necessary, Cabot has the right to appeal the Court’s order allowing AVX’s motion for partial summary judgment. AVX previously has claimed that it is owed additional MFN benefits of approximately $24 million. Recently, it has claimed that it is owed substantial additional amounts of MFN benefits. Cabot disputes the bases and validity of all of AVX's claims for additional MFN benefits, and its calculation of the same. While the outcome of litigation is uncertain, the Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position.

Other

The disputes between Cabot and Private Power LLC (“Private Power”) relating to co-generation projects at Cabot’s Ville Platte and Franklin (Canal) plants in Louisiana were settled during the quarter. The settlement did not have a material adverse effect on the Company’s consolidated financial position.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2008

UNAUDITED

H. Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
	(Dollars and amounts in millions, except per share amounts)
Basic EPS:
Income available to common shares (numerator)	$27	$20	$74	$104

Weighted average common shares outstanding	64	64	65	64
Less: contingently issuable shares(1)	(2)	(3)	(3)	(3)

Adjusted weighted average common shares (denominator)	62	61	62	61

Income from continuing operations	$0.44	$0.33	$1.18	$1.70
Loss per share from discontinued operations	—	(0.01)	—	(0.01)

Basic EPS	$0.44	$0.32	$1.18	$1.69

Diluted EPS:
Income available to common shares	$27	$20	$74	$104
Dividends on preferred stock, net of tax benefit(2)	—	—	—	1

Income available to common shares plus assumed conversions (numerator)	$27	$20	$74	$105

Adjusted weighted average common shares outstanding	62	61	62	61
Effect of dilutive securities:
Assumed conversion of preferred stock(2)	—	5	—	5
Common shares issuable(3)(4)	2	2	2	2

Adjusted weighted average shares (denominator)	64	68	64	68

Income from continuing operations	$0.43	$0.31	$1.16	$1.55
Loss per share from discontinued operations	—	(0.01)	—	(0.01)

Diluted EPS	$0.43	$0.30	$1.16	$1.54

(1)	Represents outstanding unvested restricted stock issued under Cabot’s equity incentive plans.
(2)

Dividends totaling $1 million were paid on preferred stock for the nine months ended June 30, 2007. All of Cabot’s outstanding preferred stock was converted to common stock during the fourth quarter of fiscal 2007. Accordingly, no dividends were paid on preferred stock during the three or nine months ended June 30, 2008.

(3)	Represents incremental shares for the assumed vesting of outstanding unvested restricted stock and exercise of stock options outstanding under Cabot’s equity incentive plans.
(4)

For the three and nine months ended June 30, 2008, options to purchase approximately 411,300 shares of common stock were not included in the calculation of diluted earnings per share because those options’ exercise prices were greater than the average market price of Cabot common stock during both periods. For the three months ended June 30, 2007 no options to purchase shares of common stock were excluded in the calculation of diluted earnings per share. For the nine months ended June 30, 2007, options to purchase 39,400 shares of common stock were excluded from the calculation of diluted earnings per share because those options’ exercise prices were greater than the average market price of Cabot common stock during the relevant period.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2008

UNAUDITED

I. Financial Information by Segment

During the third quarter of fiscal 2008, management changed its business and regional organizational structure. Under the new reporting structure, Cabot is organized into four business segments: the Core Segment, which is further disaggregated for financial reporting purposes into the Rubber Blacks and Supermetals Businesses, the Performance Segment, the New Business Segment and the Specialty Fluids Segment. While the Chief Operating Decision Maker uses a number of performance measures to manage the performance of the segments and allocate resources to them, income (loss) from operations before taxes is the measure that is most consistently used and is therefore the measure presented in the table below. The following table provides financial information by segment for the three and nine months ended June 30, 2008 and 2007. The Company has restated prior periods to conform to the new segment structure. These results represent the Company’s best estimates. Because the allocation of certain amounts, principally between the Rubber Blacks and Performance Products Businesses, which were previously part of one segment, are being refined, the segment amounts reported in the Company’s future SEC filings may vary materially from those presented in this table.

	Core Segment		Performance Segment	New Business Segment	Specialty Fluids Segment	Segment Total	Unallocated and Other (1)	Consolidated Total
	Rubber Blacks Business	Supermetals Business
	(Dollars in millions)
Three months ended June 30, 2008
Net sales and other operating revenues(2)	$499	$38	$247	$13	$17	$814	$26	$840
Income (loss) before taxes(3)	$37	$(4)	$31	$(9)	$5	$60	$(21)	$39
Three months ended June 30, 2007
Net sales and other operating revenues(2)	$351	$48	$208	$14	$16	$637	$12	$649
Income (loss) before taxes(3)	$11	$—	$31	$(8)	$7	$41	$(10)	$31
Nine months ended June 30, 2008
Net sales and other operating revenues(2)	$1,364	$147	$695	$34	$49	$2,289	$48	$2,337
Income (loss) before taxes(3)	$75	$(5)	$87	$(30)	$18	$145	$(49)	$96
Nine months ended June 30, 2007
Net sales and other operating revenues(2)	$1,048	$178	$598	$38	$42	$1,904	$37	$1,941
Income (loss) before taxes(3)	$86	$15	$101	$(24)	$18	$196	$(48)	$148

(1)

Unallocated and Other includes certain items and eliminations that are not allocated to the operating segments. Management does not consider these items necessary for an understanding of the operating results of these segments and such amounts are excluded in the segment reporting to the Chief Operating Decision Maker.

(2)

During the third quarter of fiscal 2008, the Company purchased additional shares of one of its Rubber Blacks equity affiliates which resulted in the consolidation of its operating results in the Company's consolidated financial statements beginning April 1, 2008. Prior to the consolidation, segment sales included 100% of the sales of this equity affiliate at market-based prices. Unallocated and other reflects an elimination for sales of this equity affiliate, prior to the consolidation of its results beginning April 1, 2008, offset by royalties paid by other equity affiliates and other operating revenues and external shipping and handling fees.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2008

UNAUDITED

(3)	Income (loss) before taxes for Unallocated and Other includes:

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
	(Dollars in millions)
Interest expense	$(9)	$(8)	$(28)	$(26)
Certain items(a)	(8)	(4)	(10)	(24)
Equity in net income of affiliated companies(b)	(2)	(3)	(6)	(9)
Other income and foreign currency transaction gains (losses), net(c)	(2)	5	(5)	11

Total	$(21)	$(10)	$(49)	$(48)

(a)

Certain items consist of amounts that are not included in segment profit before taxes (“PBT”). Certain items for the three months ended June 30, 2008 include $6 million for restructuring initiatives as described in Note F and $2 million for environmental reserves and legal settlements. Certain items for the nine months ended June 30, 2008 include a gain of $18 million from the sale of the land in Altona, Australia, offset by charges of $21 million for restructuring initiatives as described in Note F, $4 million for CEO transition costs and $3 million for environmental reserves and legal settlements. Certain items for the three months ended June 30, 2007 include a charge of $1 million for environmental reserves and legal settlements and $3 million for restructuring initiatives. Certain items for the nine months ended June 30, 2007 include charges of $6 million for environmental reserves and legal settlements, as well as $10 million for settlement costs related to the carbon black federal antitrust litigation. Additionally, certain items for the nine months ended June 30, 2007 include $8 million for restructuring initiatives.

(b)	Equity in net income of affiliated companies is included in segment PBT and is removed in Unallocated and Other to reconcile back to income (loss) from operations before taxes.
(c)

Other income and foreign currency transaction gains (losses), net, consists of investment income that is not included in segment PBT, and foreign currency losses net of other foreign currency risk management activity.

The Performance Segment is comprised of the Performance Products and Fumed Metal Oxides Businesses. The net sales from each of these businesses for the three and nine months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
	(Dollars in millions)
Performance Products	$175	$142	$481	$399
Fumed Metal Oxides	72	66	214	199

Total Performance Segment Sales	$247	$208	$695	$598

The New Business Segment is comprised of the Inkjet Colorants and the Aerogel Businesses and the business development activities of Cabot Superior MicroPowders (“CSMP”). The net sales from each of these businesses for the three and nine months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
	(Dollars in millions)
Inkjet Colorants	$11	$13	$30	$36
Aerogel	1	1	2	1
CSMP	1	—	2	1

Total New Business Segment Sales	$13	$14	$34	$38

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2008

UNAUDITED

J. Income Tax Uncertainties

Upon the Company’s October 1, 2007 adoption of FIN 48, the total amount of unrecognized tax benefits was $76 million. In addition, accruals of $5 million and $13 million were recorded at that time for penalties and interest, respectively. If the unrecognized tax benefits were recognized at a given point in time, there would be approximately a $69 million favorable impact on the Company’s tax provision.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the three and nine months ended June 30, 2008 is as follows:

Three Months Ended June 30, 2008
(Dollars in millions)
Balance at March 31, 2008	$80
Additions based on tax positions related to current year	1
Additions for tax positions of prior years	1
Reductions (including settlements and statute of limitation lapses) for tax positions of prior years	(2)

Balance at June 30, 2008	$80

Nine Months Ended June 30, 2008
(Dollars in millions)
Balance at October 1, 2007	$76
Additions based on tax positions related to current year	12
Additions for tax positions of prior years	5
Reductions (including settlements and statute of limitation lapses) for tax positions of prior years	(13)

Balance at June 30, 2008	$80

The tax years 2003, 2004, 2005 and 2006 are currently under audit by the U.S. Internal Revenue Service. In addition, certain Cabot subsidiaries are under audit in a number of jurisdictions outside of the U.S.. Lastly, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of these audits or the lapse of applicable statutes of limitations; however, an estimated range of the impact on the unrecognized tax benefits cannot be quantified at this time.

Cabot files U.S., state, and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In significant non-U.S. jurisdictions, the 2001 through 2007 tax years generally remain subject to examination by their respective tax authorities. The Company’s significant non-U.S. tax jurisdictions include the United Kingdom, Germany, Japan, Canada, and the Netherlands.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2008

UNAUDITED

K. Newly Issued Accounting Pronouncements

In September 2006, the FASB issued FAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the funded status of its benefit plans, measured as the difference between plan assets at fair value and the plan’s benefit obligations, in its statement of financial position. FAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end. As of September 30, 2007, Cabot adopted the balance sheet impact of reflecting the funded status of the plans using a June 30 measurement date. Further, FAS 158 requires Cabot to change its measurement date to the Company’s September 30 year-end on or before September 30, 2009. The Company has elected to early adopt the change in measurement date on September 30, 2008, using the alternative method that results in an adjustment to retained earnings in the fourth quarter of 2008 for the three month stub period between July 1, 2008 and September 30, 2008. The impact of this early adoption on Cabot’s fourth quarter of fiscal 2008 results is estimated to be approximately $6 million on its consolidated balance sheet.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair-value measurements have on earnings. The primary areas in which the Company utilizes fair value measures are valuing pension plan assets and liabilities, valuing hedge-related derivative financial instruments, allocating purchase price to the assets and liabilities of acquired companies, and evaluating long-term assets for potential impairment. FAS 157 does not require any new fair value measurements. FAS 157 is effective for Cabot for the first quarter of fiscal 2010, ending on December 31, 2009. The Company is evaluating the impact of FAS 157 on its consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FAS 159 is effective for Cabot for the first quarter of fiscal 2010, ending on December 31, 2009. The Company is evaluating the impact of FAS 159 on its consolidated financial statements.

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

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for the ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in the parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for the first quarter of fiscal 2010, ending on December 31, 2009. The Company is evaluating the impact of FAS 160 on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if 1) the estimate is complex in nature or requires a high degree of judgment and 2) different estimates and assumptions were used, the result could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our policies and estimates. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates that we believe are critical to the preparation of the Consolidated Financial Statements for the three and nine months ended June 30, 2008 are presented below. We have other critical accounting policies that are discussed under the “Critical Accounting Policies” heading in management’s discussion and analysis in our Fiscal 2007 Annual Report on Form 10-K (“2007 10-K”).

Basis of Consolidation

Our consolidated financial statements include our wholly-owned subsidiaries and our majority-owned and controlled subsidiaries. The minority shareholders’ shares of the earnings or losses of our majority-owned and controlled subsidiaries is reflected in the single line item on our consolidated statements of income called “minority interest in net income”, which is usually a deduction in computing our operating results.

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

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of our accounts receivable and other economic information on both a historical and prospective basis. Additionally, we estimate sales returns based on historical trends in our customers’ product returns. While bad debt write-offs and product returns have not been significant historically, if there is a change in a major customer’s credit-worthiness, or actual defaults or returns differ from our previous experiences, our estimates of the recoverability of the amounts due to us would be refined and our sales would be affected, which may impact our earnings.

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $134 million and $95 million higher as of June 30, 2008 and September 30, 2007, respectively. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. For example, the significant increase in carbon black feedstock costs recently caused our reported cost of sales in our Rubber Blacks and Performance Products Businesses to be higher than they would have been had we used an inventory valuation method other than LIFO. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales. If, however, we were using a FIFO method, our purchases from 60 days earlier, which were at lower prices, would instead be the first charged to cost of sales. The opposite result could occur should there be a rapid decline in raw material costs.

At certain times, we may decrease inventory levels to the point where layers of inventory recorded under the LIFO method that were purchased in preceding years are liquidated. The inventory in these layers may be valued at an amount that is different than our current costs. If there is a liquidation of an inventory layer, there may be an impact to our cost of sales and net income for that period. If the liquidated inventory is at a cost lower than our current cost, there would be a reduction in our cost of sales and an increase to our net income during the period. Conversely, if the liquidated inventory is at a cost higher than our current cost, there will be an increase in our cost of sales and a reduction to our net income during the period.

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

We carry a variety of different cash and cash equivalents on our consolidated balance sheets. We continually assess the liquidity of cash and cash equivalents and as of June 30, 2008, we have determined that they are readily convertible to cash.

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

Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time and is recognized on a discounted basis. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of other parties who contribute to the settlement of respirator claims, (viii) a change in the availability of insurance coverage maintained by the entity from whom we acquired the safety respiratory products business, (ix) changes in the allocation of costs among the various parties paying legal and settlement expenses, and (x) a determination that our interpretation of the contractual obligations on which we have estimated our share of liability is inaccurate. While we believe the current best estimate is recorded, we cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims.

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

Restructuring Activities

Our consolidated financial statements detail specific charges relating to restructuring activities as well as the actual spending that has occurred against the resulting accruals. Our restructuring charges are estimates based on our preliminary assessments of (1) severance benefits to be granted to employees which are based on known benefit formulas and identified job grades, (2) costs to vacate certain facilities and (3) asset impairments. Because these accruals are estimates, they are subject to change as a result of deviations from initial restructuring plans or subsequent information that may come to our attention. These deviations may lead to changes in estimates, which would then be reflected in our consolidated financial statements.

II. Results of Operations

During the third quarter of fiscal 2008, management changed its business and regional organizational structure. Under the new organizational structure, Cabot is organized into four business segments: the Core Segment, which is further disaggregated for financial reporting purposes into the Rubber Blacks and the Supermetals Businesses, the Performance Segment, the New Business Segment and the Specialty Fluids Segment. Under the new regional structure, Cabot is organized into three geographic regions: the Americas, which includes North and South America; Europe, Middle East and Africa; and Asia Pacific, including China. Discussions of current and prior period results reflect these new structures.

Overview

During the third quarter of fiscal 2008, operating results improved significantly compared to the third quarter of fiscal 2007. The key driver of improved performance was the ability of both the Rubber Blacks and Performance Products Businesses to increase unit margins. These increased unit margins resulted from price increases that more than offset higher carbon black feedstock costs during the quarter. During the quarter, the Company was only modestly impacted by the time lag of feedstock related pricing adjustments in our rubber blacks supply contracts relative to previous quarters. Key business highlights for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 are as follows:

•

Volumes in the Rubber Blacks Business declined marginally as slowing demand in Western Europe and continued weakness in North America were offset by growth in Asia Pacific. Profitability increased driven by increased unit margins.

•	The Supermetals Business experienced lower volumes from both softening demand, principally in Asia, and a highly competitive market environment.

•

Profitability of the Performance Segment was flat. Increased prices in the Performance Products Business and higher volumes in both Performance Products and Fumed Metal Oxides were offset by increased raw material costs in both businesses.

•

Sales declined slightly in the New Business Segment driven principally by lower volumes and an unfavorable product mix in the Inkjet Colorants Business. During the quarter, steps were taken to reduce costs and to terminate underperforming projects.

•	Sales in the Specialty Fluids Segment increased due to a higher volume of fluid sold. However, this was offset by lower rental revenues, leading to reduced profitability.

Third Quarter and First Nine Months Fiscal 2008 versus Third Quarter and First Nine Months Fiscal 2007—Consolidated

Net Sales and Gross Profit

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
	(Dollars in millions)
Net sales and other operating revenues	$840	$649	$2,337	$1,941
Gross profit	$137	$106	$371	$394

The $191 million increase in net sales from the third quarter of 2007 to the third quarter of 2008 was due primarily to increased selling prices ($121 million), driven principally by rising carbon black feedstock costs, and the positive impact of foreign currency translation on our selling prices ($66 million). These positive factors were partially offset by decreased volumes ($10 million), principally in the Supermetals Business from reduced demand and a highly competitive market environment. For the first nine months of 2008, the $396 million increase in net sales when compared to the first nine months of 2007 was driven by increased selling prices ($195 million), principally related to rising carbon black feedstock costs, the positive impact of foreign currency translation on our selling prices ($162 million) and increased volumes ($20 million).

Gross profit margin was 16% in both the third quarter and first nine months of 2008, compared to 16% in the third quarter and 20% in the first nine months of 2007. Gross profit increased by $31 million in the third quarter of 2008, when compared to the same period of 2007. The increase was primarily a result of increased prices that more than offset higher raw material costs in the Rubber Blacks and Performance Products Businesses. Gross profit declined by $23 million in the first nine months of 2008 when compared to the first nine months of 2007 as increased raw material costs in the first nine months of 2008, principally in the Rubber Blacks and Performance Products Businesses, could not be fully offset by increased prices. This is compared to the first nine months of 2007 when raw material costs were more than offset by higher prices.

During the third quarter of 2008 we recorded $4 million, pre-tax, of restructuring related charges in the consolidated statement of income as cost of sales, compared to $3 million, pre-tax, that were recorded during the third quarter of 2007. For the first nine months of 2008 we recorded $1 million, pre-tax, of charges in the consolidated statement of income as cost of sales. This included $19 million of restructuring related charges, partially offset by $18 million of income related to the sale of land at our former facility in Altona, Australia. This is compared to $11 million, pre-tax, of charges recorded in the consolidated statement of income as cost of sales in the first nine months of 2007, of which $7 million related to restructuring and $4 million related to environmental reserves and legal settlements.

Selling and Administrative Expenses

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
	(Dollars in millions)
Selling and administrative expenses	$67	$56	$190	$183

Selling and administrative expenses increased by $11 million in the third quarter of fiscal 2008 and by $7 million in the first nine months of 2008 when compared to the same periods of 2007. The increase in both periods was principally driven by the unfavorable impact of foreign currency translation on our expenses. During the third quarter of 2008 we recorded $4 million, pre-tax, of charges in the consolidated statement of income as selling and administrative expenses related to restructuring and environmental reserves and legal settlements. This is compared to $1 million, pre-tax, of charges in the third quarter of 2007 related to environmental reserves and legal settlements. During the first nine months of 2008 we recorded $9 million, pre-tax, of charges in the consolidated statement of income as selling and administrative expenses that related to environmental reserves and legal settlements, CEO transition costs and restructuring initiatives. This compares to $13 million, pre-tax, in the first nine months of 2007 related principally to restructuring initiatives and settlement costs from the carbon black federal antitrust litigation.

Research and Technical Expenses

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
	(Dollars in millions)
Research and technical expenses	$20	$17	$55	$49

Research and technical expenses increased by $3 million in the third quarter of 2008 and by $6 million in the first nine months of 2008 when compared with the same periods of 2007. The increase in both periods was primarily the result of increased technical service spending to support our customers, the timing of research expenses and the continued development of our specialty products portfolio, particularly in the Performance Segment.

Interest Expense

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
	(Dollars in millions)
Interest expense	$(9)	$(8)	$(28)	$(26)

Interest expense increased by $1 million in the third quarter of 2008 and by $2 million in the first nine months of 2008, when compared to the same periods of 2007. The increase in both periods was driven by an overall increase in borrowings, principally associated with rising carbon black feedstock costs.

Other Income (Expense)

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
	(Dollars in millions)
Other Income (Expense)	$(2)	$3	$(5)	$4

Other income (expense) unfavorably impacted our results by $2 million during the third quarter of 2008, an increase of $5 million from the third quarter of 2007, and by $5 million in the first nine months of 2008, an increase of $9 million from the first nine months of 2007. The variance in both periods is primarily due to losses on foreign currency transactions.

Effective Tax Rate

Income tax expense for the third quarter and first nine months of fiscal 2008 was $8 million and $13 million, respectively. This is compared to $9 million and $40 million for the third quarter and first nine months of 2007, respectively.

On a quarterly basis, the Company calculates an annual estimated effective tax rate and applies it to the income of the quarter before discrete items. The tax impact of discrete items is then added to arrive at the income tax expense for the quarter. Discrete items include unusual and infrequently occurring items such as the sale of a business and changes in previously estimated tax liabilities resulting from events during a quarter such as tax law changes or resolutions of tax disputes.

In the third quarter of 2008, the effective tax rate before discrete items improved to 26% from 27% in the third quarter of 2007 due to a more favorable geographic mix of earnings. The actual tax rate for net income was 21% in the third quarter of 2008, after including a $1 million benefit related to a favorable non-U.S. tax settlement related to a prior year and a $1 million benefit related to the impact of the improved tax rate on the first six months’ earnings. The actual tax rate for net income for the third quarter of 2007 was 31%, after including a $1 million charge related to an enacted change in the Spanish statutory tax rate.

We are currently under audit by the Internal Revenue Service for tax years 2003-2006 and are under audit in a number of jurisdictions outside of the U.S. It is likely that some of these audits will be resolved in fiscal 2008, which may impact our effective tax rate going forward. We expect our tax rate for net income from continuing operations for fiscal 2008 to be in the range of 25% to 27%, exclusive of discrete items.

Minority Interest in Net Income, net of tax

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
	(Dollars in millions)
Minority interest in net income, net of tax	$(6)	$(4)	$(15)	$(11)

Minority interest in net income increased by $2 million in the third quarter of 2008 and by $4 million in the first nine months of 2008, when compared to the same periods of 2007. The increase is primarily attributable to increased earnings from our joint ventures in China.

Net Income

We reported net income for the third quarter and first nine months of 2008 of $27 million ($0.43 per diluted common share after-tax) and $74 million ($1.16 per diluted common share after-tax), respectively, compared to net income of $20 million ($0.30 per diluted common share after-tax) and $104 million ($1.54 per diluted common share after-tax), respectively, in the same periods of 2007.

Third Quarter and First Nine Months Fiscal 2008 versus Third Quarter and First Nine Months Fiscal 2007—By Business Segment

The following discussion of results includes information on our reportable segment sales and segment (or business) operating profit before tax (“PBT”). Segment PBT is a non-GAAP financial measure and is not intended to replace income (loss) from operations before taxes, the most directly comparable GAAP financial measure. In calculating segment PBT we exclude certain items, meaning items that are significant and unusual or infrequent and not believed to reflect the true underlying business performance. Further, in calculating segment PBT we include equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest and allocated corporate costs but exclude interest expense, foreign currency translation gains and losses, interest income and dividend income. Our Chief Operating Decision-Maker uses segment PBT to evaluate changes in the operating results of each segment before non-operating factors and before certain items and to allocate resources to the segments. We believe that this non-GAAP measure also assists our investors in evaluating the changes in our results and performance. A reconciliation of segment PBT and income (loss) from operations is set forth below.

When explaining the changes in our PBT between periods, we use several terms. The term “fixed costs” means fixed manufacturing costs, including utilities. The term “inventory related charges” means charges related to items such as (i) inventory obsolescence and valuation reserves; (ii) utilization variances; and (iii) other increases or decreases in costs associated with the production of inventory. The term “product mix” refers to the various types and grades, or mix, of products sold in a particular business or product line during the period, and the positive or negative impact of that mix on the variable margin and profitability of the business or product line.

Total segment PBT, certain items, other unallocated items, and income from operations before income taxes for the three and nine months ended June 30, 2008 and 2007 are set forth in the table below. The details of certain items and other unallocated items are shown below. These items are not included in segment PBT.

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
	(Dollars in millions)
Total segment PBT	$60	$41	$145	$196
Certain items	(8)	(4)	(10)	(24)
Other unallocated items	(13)	(6)	(39)	(24)

Income from operations before income taxes	$39	$31	$96	$148

Other Unallocated Items:

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
	(Dollars in millions)
Interest expense	$(9)	$(8)	$(28)	$(26)
Equity in net income of affiliated companies	(2)	(3)	(6)	(9)
Foreign currency transaction gains	3	3	3	4
Other unallocated income (expense)	(5)	2	(8)	7

Total other unallocated income	$(13)	$(6)	$(39)	$(24)

Total segment PBT increased by $19 million in the third quarter of 2008 when compared to the third quarter of 2007. The increase resulted primarily from increased prices ($126 million), principally in the Rubber Blacks and Performance Products Businesses, that more than offset higher raw material costs ($117 million). Lower fixed costs ($16 million), from cost reductions in the Supermetals Business and carbon black energy centers, and the positive impact of foreign currency translation ($8 million) more than offset decreased volumes ($8 million), principally in the Supermetals Business, and higher selling and administrative expenses ($7 million). For the first nine months of 2008 total segment PBT decreased by $51 million when compared to the same period of 2007. The decrease was driven primarily by increased raw material costs ($283 million), principally related to the Rubber Blacks and Performance Products Businesses, that could not be fully offset by higher prices ($210 million). This unfavorable impact was partially offset by the positive impact of foreign currency translation ($13 million) and higher volumes ($7 million).

Certain Items:

Details of the certain items for the third quarter and first nine months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
	(Dollars in millions)
Environmental reserves and legal settlements	$(2)	$(1)	$(3)	$(6)
Carbon Black federal antitrust litigation	—	—	—	(10)
CEO transition costs	—	—	(4)	—
Restructuring initiatives:
2008 Global	(5)		(5)
2006 Global				(4)
Altona, Australia			18	(1)
North America	(1)	(3)	(14)	(3)
Europe			(2)

Total certain items, pre-tax	$(8)	$(4)	$(10)	$(24)

Pre-tax charges related to certain items increased by $4 million in the third quarter of 2008 from the same period of 2007. The increase was driven principally by increased restructuring charges associated with decisions taken during the quarter, including those related to the New Business Segment, aimed at reducing costs and terminating underperforming projects. For the first nine months of 2008, pre-tax charges related to certain items decreased by $14 million when compared to the same period of 2007. The decrease was principally related to lower restructuring charges in the first nine months of 2008 compared to the same period of 2007, resulting from income received on the sale of land at our former facility in Altona, Australia, and charges from settlement costs related to the carbon black federal antitrust litigation in the first nine months of 2007 that did not reoccur in the same period of 2008.

Core Segment

Sales and PBT for the Rubber Blacks and Supermetals Businesses, which together comprise the Core Segment, for the third quarter and first nine months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
	(Dollars in millions)
Rubber Blacks Business	$499	$351	$1,364	$1,048
Supermetals Business	38	48	147	178

Total Sales	$537	$399	$1,511	$1,226

Rubber Blacks Business	$37	$11	$75	$86
Supermetals Business	(4)	—	(5)	15

Total PBT	$33	$11	$70	$101

Rubber Blacks Business-

Sales in the Rubber Blacks Business increased by $148 million in the third quarter of 2008 as compared to the third quarter of 2007 driven principally by higher selling prices ($107 million), related to increased carbon black feedstock costs, and the positive impact of foreign currency translation on our selling prices ($45 million). Offsetting these positive factors, volumes declined by 1%, resulting in a decline of $2 million, compared to the same period of 2007, as decreased demand in Western Europe and continued weakening in North America offset increases in Asia Pacific. For the first nine months of 2008, sales increased by $316 million as compared to the first nine months of 2007 driven principally by higher selling prices ($183 million) related to increasing carbon black feedstock costs, the positive impact of foreign currency translation on our selling prices ($110 million) and increased volumes ($22 million).

Rubber Blacks PBT increased by $26 million in the third quarter of 2008 as compared to the third quarter of 2007 driven principally by increased prices ($110 million) that more than offset higher feedstock costs ($97 million). The combination of lower manufacturing costs and a positive impact of foreign currency translation also contributed to the favorable change in PBT in the Rubber Blacks Business. For the first nine months of 2008, PBT decreased by $11 million as compared to the same period of 2007 as rising carbon black feedstock costs ($225 million) could not be fully offset by increased prices ($192 million) and higher volumes, lower fixed costs and the positive impact of foreign currency translation.

Generally, our rubber blacks supply contracts provide for a price adjustment on the first day of each quarter to account for changes in feedstock costs and, in some cases, changes in other relevant costs. The feedstock adjustments are based upon the average of a relevant index over a three-month period. Because of the need to communicate these adjustments to our customers in a timely manner, the contracts typically provide for the adjustments to be calculated in the month preceding the quarter. Accordingly, the calculation is typically based upon the average of the three months preceding the month in which the calculation is made. In periods of rapidly rising feedstock costs this time lag can have a significant unfavorable impact on the results of the Rubber Blacks Business. For example, the price adjustment applicable to the quarter beginning July 1, 2008 was calculated using the relevant index average during the months of March, April and May whereas our raw material costs for the same quarter will be based on actual feedstock costs in May, June and July, which were considerably higher.

Supermetals Business-

Sales in the Supermetals Business declined by $10 million in the third quarter of 2008 as compared to the third quarter of 2007 driven principally by lower volumes ($13 million) from softening demand and a highly competitive market environment, partially offset by the favorable impact of foreign currency translation on our selling prices ($3 million). For the first nine months of 2008, sales declined by $31 million, compared to the first nine months of 2007. The decrease was driven principally by lower volumes ($20 million), from the expiration of supply contracts and reduced demand, and lower pricing ($14 million), from the expiration of favorable supply contracts and a highly competitive market environment. The favorable impact of foreign currency translation on our selling prices partially offset these unfavorable factors ($4 million).

Supermetals PBT decreased by $4 million in the third quarter of 2008 as compared to the third quarter of 2007. The decrease in the third quarter was principally driven by lower volumes ($7 million) from reduced demand and a highly competitive market environment and higher average ore costs ($1 million), partially offset by lower manufacturing costs ($6 million) from reduced production rates and previous cost reduction actions. In the first nine months of 2008, PBT decreased by $20 million as compared to the same period of 2007. The decrease was principally driven by lower pricing ($14 million) and lower volumes ($11 million) from a combination of the expiration of supply contracts and reduced demand, and higher average ore costs ($3 million). These unfavorable factors were partially offset by lower manufacturing costs and administrative expenses ($17 million) driven by reduced manufacturing rates and previous cost reduction actions. During the third quarter and first nine months of 2008, inventory related charges unfavorably affected results by $2 million and $10 million as compared to the same periods of 2007.

During the first nine months of 2008, the unfavorable impact of average ore costs on the Supermetals Business would have been more significant if not for the benefit of the liquidation of LIFO inventory quantities at lower costs. However, as the Supermetals Business continues to reduce its inventory levels, higher cost LIFO quantities could be liquidated, resulting in an unfavorable impact on cost of sales. We do not currently anticipate that these higher priced LIFO layers will be reached in fiscal 2008.

Performance Segment

Sales and PBT for the Performance Segment for the third quarter and first nine months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
	(Dollars in millions)
Performance Products Business	$175	$142	$481	$399
Fumed Metal Oxides Business	72	66	214	199

Segment Sales	$247	$208	$695	$598

Segment PBT	$31	$31	$87	$101

Sales in the Performance Segment increased by $39 million in the third quarter of 2008 as compared to the third quarter of 2007 driven principally by the positive impact of foreign currency translation on our selling prices ($19 million), higher selling prices ($16 million) principally related to increased carbon black feedstock costs, and increased volumes ($5 million). Volumes in the Performance Products business increased by 3% compared to the third quarter of 2007 driven principally by growth in emerging regions. Fumed metal oxides volumes improved by 2% compared to the same period last year, despite a one time manufacturing disruption during the quarter that unfavorably impacted volumes. For the first nine months of 2008, sales increased by $97 million compared to the first nine months of 2007 driven principally by the positive impact of foreign currency translation on our selling prices ($46 million), higher selling prices ($28 million) related primarily to increasing carbon black feedstock costs, and increased volumes ($25 million) in both the Performance Products and Fumed Metal Oxides Businesses.

PBT in the Performance Segment was flat in the third quarter of 2008 as compared to the third quarter of 2007. Increased selling prices ($15 million), associated principally with rising carbon black feedstock costs, and stronger volumes ($2 million) were offset by increased raw material costs ($17 million). The increase in raw material costs includes an $8 million unfavorable impact from the immediate recognition of feedstock costs in North America due to our LIFO accounting methodology, as compared to a $3 million unfavorable impact in the third quarter of 2007. For the first nine months of 2008, PBT decreased by $14 million as compared to the same period of 2007. The decrease was driven principally by higher raw material costs ($49 million), which includes a $15 million unfavorable impact from LIFO accounting compared to a $1 million unfavorable impact in the same period of 2007. The negative LIFO impact related to higher raw material costs for the third quarter and first nine months ended June 30, 2008 more than offset the benefit associated with the liquidation of LIFO inventory quantities for these periods discussed in the LIFO liquidation section of Note B to our Consolidated Financial Statements. The higher raw material costs during the period could not be fully offset by increased prices ($25 million) and higher volumes ($11 million).

During the quarter, the Performance Segment announced plans to build a masterbatch facility in Dubai to serve increasing plastics demand in the Middle East and signed a joint venture agreement for the construction of a second fumed silica facility in China to serve rapidly increasing demand for the product in that region.

New Business Segment

Sales and PBT for the New Business Segment for the third quarter and first nine months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
	(Dollars in millions)
Inkjet Colorants Business	$11	$13	$30	$36
Aerogel Business	1	1	2	1
Superior MicroPowders	1	—	2	1

Segment Sales	$13	$14	$34	$38

Segment PBT	$(9)	$(8)	$(30)	$(24)

Sales in the New Business Segment decreased by $1 million in the third quarter of 2008, as compared to the third quarter of 2007, driven primarily by lower volumes and an unfavorable product mix, principally in the Inkjet Colorants Business. For the first nine months of 2008, sales decreased by $4 million as compared to the first nine months of 2007 driven primarily by lower volumes and an unfavorable product mix, principally in the Inkjet Colorants Business, which more than offset increased revenues in the Aerogel Business and Superior MicroPowders and the positive impact of foreign currency translation on our selling prices.

PBT in the New Business Segment decreased by $1 million in the third quarter of 2008, as compared to the third quarter of 2007. The decrease was primarily driven by higher fixed costs, principally in the Aerogel Business, and an unfavorable product mix, principally in the Inkjet Colorants Business. These unfavorable factors were partially offset by lower selling and administrative expenses in the segment. For the first nine months of 2008, PBT decreased by $6 million as compared to the same period of 2007. The decrease was primarily driven by lower volumes and an unfavorable product mix in the Inkjet Colorants Business and higher costs in the Aerogel Business.

During the third quarter of 2008, we terminated work on an under-performing project in CSMP and also reduced our workforce in both the Inkjet Colorants Business and CSMP. Restructuring charges associated with these actions were recorded as part of our 2008 Global restructuring initiatives as certain items during the quarter.

Specialty Fluids Segment

Sales and PBT for the Specialty Fluids Segment for the third quarter and first nine months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
	(Dollars in millions)
Segment Sales	$17	$16	$49	$42

Segment PBT	$5	$7	$18	$18

Sales in the Specialty Fluids Segment increased by $1 million in the third quarter of 2008 and by $7 million in the first nine months of 2008, when compared to the same periods of 2007. These increases were driven by an increase in the volume of fluid sold from the completion of a larger number of jobs during each comparative period, partially offset by lower rental revenues.

PBT in the Specialty Fluids Segment decreased by $2 million in the third quarter of 2008 compared to the third quarter of 2007. This decline was due to a decrease in rental revenue which more than offset a higher volume of fluid sold from more completed jobs. In the first nine months of 2008, PBT was flat compared to the first nine months of 2007, as an increase in the volume of fluid sold from a larger number of jobs was offset by lower rental revenues. Despite a significantly higher number of jobs completed during the first nine months of 2008, the jobs were shorter and required less fluid than those of 2007. Additionally, expenses increased in 2008 compared to 2007 from spending associated with efforts to expand the business in regions beyond the North Sea and rising input costs.

During the quarter the Specialty Fluids Segment shipped cesium formate fluid to Kazakhstan for use in the completion of wells in the Caspian Sea. The fluid was successfully used during July.

III. Cash Flow and Liquidity

Overview

Our cash balance decreased by $47 million in the first nine months of fiscal 2008, from $154 million as of September 30, 2007 to $107 million as of June 30, 2008. During the same period of fiscal 2007, the cash balance increased by $40 million, from $189 million as of September 30, 2006 to $229 million as of June 30, 2007. The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows, which appears in Item 1 of this quarterly report on Form 10-Q.

Cash Flows from Operating Activities

Cash generated by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled a source of $44 million in the first nine months of fiscal 2008 compared to a source of $222 million in the same period of fiscal 2007. The source of cash in the first nine months of fiscal 2008 is primarily due to net income of $74 million and depreciation and amortization of $123 million, offset by an increase of working capital of $141 million. The increase in working capital was primarily driven by an increase in inventories of $73 million due to the increased value of inventory based on higher carbon black feedstock costs and higher inventory quantities. Additionally, during the first nine months of fiscal 2008, accounts receivable increased by $56 million due to feedstock related price increases. Accounts payable and accrued liabilities decreased by $12 million as a result of the timing of raw material deliveries as well as the timing of payments. The source of cash in the first nine months of fiscal 2007 was primarily due to net income of $105 million and depreciation and amortization of $108 million, offset by a slight increase in working capital of $20 million.

Potential Operating Cash Activity

Environmental and Litigation Reserves

Cabot has a $9 million reserve for environmental matters as of June 30, 2008 for remediation costs at various environmental sites. These sites are primarily associated with businesses divested in prior years. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Additionally, we have recorded a $17 million reserve for respirator claims as of June 30, 2008 and we expect to pay a total of approximately $9 million over the next five years. We have other litigation costs associated with lawsuits arising in the ordinary course of business including claims filed against us in connection with certain discontinued operations.

Restructuring

As of June 30, 2008, we have $3 million of total restructuring costs in accrued expenses in the consolidated balance sheets related to the closure of our plant in Waverly, West Virginia , our previously announced 2006 global cost reduction initiatives and the 2008 global restructuring plan. We have made cash payments of $8 million during fiscal 2008 for restructuring costs. We expect to make additional cash payments related to these restructuring activities of $2 million during the remainder of fiscal 2008 and $1 million during fiscal 2009 and thereafter.

Carbon Black Feedstock Costs

During the third quarter of fiscal 2008, rising carbon black feedstock costs caused both an unfavorable contract lag as well as continued increases of working capital. A further escalation of carbon black feedstock costs could lead to an additional increase in our cash requirements.

Repatriation of Foreign Currency

As of June 30, 2008, we had cash at a Venezuelan subsidiary of approximately $9 million which has been translated at the official exchange rate. We continue to be concerned about our ability to repatriate this cash as we have not received approval to formally exchange this cash at the official rate. Our experience in repatriating a portion of this cash has resulted in discounts of 16% to 61%, with a weighted average of approximately 39%, from the official exchange rate. If we are unable to repatriate this cash at the official exchange rate or if the official exchange rate devalues, we may incur additional reductions to our earnings and cash balances.

Cash Flows from Investing Activities

Cash used in investing activities totaled $103 million during the first nine months of fiscal 2008 versus $92 million in the same period of fiscal 2007. The change in cash used in investing activities is primarily attributed to an increase of $44 million for capital spending on property, plant and equipment. The increase in capital spending was partially offset by proceeds of $18 million received from the sale of the land on which our Altona, Australia carbon black plant was located and by $7 million related to the acquisition of additional equity of one of our equity affiliates.

During the first nine months of fiscal 2008, capital spending on property, plant and equipment consumed $125 million of cash compared to $81 million in the same period for the prior fiscal year. Capital expenditures in fiscal 2008 included spending for rubber blacks capacity expansion at an existing facility in China, residual spending on our new performance products manufacturing unit in China and new energy centers at other carbon black facilities. During the first nine months of fiscal 2007, capital expenditures included the initial expenditures related to the construction of energy centers at three of our carbon black facilities and spending on our new rubber blacks and performance product manufacturing unit in China and new manufacturing unit in Brazil. Capital expenditures for fiscal 2008 are expected to be approximately $200 million compared to $141 million for the full year of fiscal 2007.

Cash Flows from Financing Activities

Cash flows provided by financing activities were $3 million during the first nine months of fiscal 2008 as compared to a use of $96 million for the first nine months of fiscal 2007. In both years, financing cash flows were primarily driven by changes in our debt position and dividend payments. During the first nine months of fiscal 2008, we drew down a net $13 million from our uncommitted working capital facilities in China for working capital purposes. During the third quarter of fiscal 2008, the Company entered into a new five year loan facility for 215 million RMB ($31 million). This new loan facility will be used to fund capital expenditures at the Company’s new rubber blacks facilities located in Tianjin, China. As of June 30, 2008, the Company had 30 million RMB ($4 million) outstanding under this new facility. At this time, we believe we have sufficient resources on hand in light of our continued growth in China. In the first nine months of fiscal 2008 we repaid $12 million of scheduled long-term debt maturities mainly associated with project loans in China. Additionally, we drew down $70 million from our credit facilities for general working capital needs in North America. As of June 30, 2008 we had approximately $170 million availability remaining under our revolving credit facility. During the first nine months of fiscal 2008 we used $35 million for quarterly dividend payments and $28 million for open market repurchases of our common stock.

During the first nine months of fiscal 2007, the net cash used was primarily due to $42 million in repayments of long-term debt, of which $11 million related to China debt that matured or was refinanced during the first nine months of fiscal 2007 and $30 million of medium term notes that matured in the second quarter of fiscal 2007. In addition, $35 million of dividend payments were made during the first nine months of fiscal 2007.

As of June 30, 2008, our long-term debt obligations totaled $522 million, of which $39 million will come due in the next twelve months.

We expect cash on hand, cash from operations, present financing arrangements, including Cabot’s unused lines of credit, and access to capital markets, including the public and private debt markets, to be sufficient to meet our additional cash requirements, including capital expenditures, for the next twelve months and the foreseeable future.

Contractual Obligations

Purchase Commitments

Cabot has entered into long-term purchase agreements for various key raw materials. The table below includes all of the Company’s long-term purchase commitments, including material changes related to certain feedstock commitments for the Rubber Blacks Business in China during the third quarter of fiscal 2008:

	Payments Due by Fiscal Year
	2008	2009	2010	2011	2012	Thereafter	Total
	(Dollars in millions)
Core Segment
Rubber Blacks Business	$184	$135	$119	$109	$105	$705	$1,357
Supermetals Business	61	25	15	10	2	—	113
Performance Segment	86	79	30	16	26	148	385
Specialty Fluids Segment	3	3	4	—	—	—	10
New Business Segment	—	—	—	—	—	—	—

Total	$334	$242	$168	$135	$133	$853	$1,865

Off-balance sheet arrangements

Cabot has no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements include statements relating to management’s expectations regarding the cost of raw materials for the Rubber Blacks and Performance Products Businesses and the financial impact of raw material cost changes; the effect the liquidation of certain LIFO inventory quantities by the Supermetals Businesses may have on cost of sales and net income; our expected tax rate for fiscal year 2008; the amount and timing of charges and payments associated with restructurings and cost reduction initiatives; the amount and timing of payments associated with environmental remediation and respirator claims; the outcome of pending litigation; capital expenditures for fiscal year 2008; cash requirements and uses of available cash; and our ability to meet cash requirements for the foreseeable future.

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

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in the forward-looking statements: changes in raw material costs; lower than expected demand for our products; fluctuations in currency exchange rates; patent rights of others; stock market conditions; the timely commercialization of products under development (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); our ability to successfully implement our cost reduction initiatives and organizational restructurings; demand for our customers’ products; competitors’ reactions to market conditions; the accuracy of the assumptions we used in establishing a reserve for our share of liability for respirator claims; and the outcome of pending litigation. Other factors and risks are discussed in our 2007 10-K.

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

IV. Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the funded status of benefit plans, measured as the difference between plan assets at fair value and the plan’s benefit obligations, in its statement of financial position. FAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end. As of September 30, 2007, we adopted the balance sheet impact of reflecting the funded status of the plans using a June 30 measurement date. Further, FAS 158 requires Cabot to change our measurement date to our September 30 year end on or before September 30, 2009. We have elected to early adopt the change in measurement date on September 30, 2008, using the alternative method that results in an adjustment to retained earnings in the fourth quarter of 2008 for the three month stub period between July 1, 2008 and September 30, 2008. The impact of this early adoption on our fourth quarter of fiscal 2008 results is estimated to be approximately $6 million on our consolidated balance sheet.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair-value measurements have on earnings. The primary areas in which we utilize fair value measures are valuing pension plan assets and liabilities, valuing hedge-related derivative financial instruments, allocating purchase price to the assets and liabilities of acquired companies, and evaluating long-term assets for potential impairment. FAS 157 does not require any new fair value measurements. FAS 157 is effective for us for the first quarter of fiscal 2009, ending December 31, 2008. We are evaluating the impact of FAS 157 on our consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FAS 159 is effective for us for the first quarter of fiscal 2009, ending on December 31, 2008. We are evaluating the impact of FAS 159 on our consolidated financial statements.

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

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for the ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in the parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for us for the first quarter of fiscal 2010, ending on December 31, 2009. We are evaluating the impact of FAS 160 on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended June 30, 2008 does not differ materially from that discussed under Item 7A of our fiscal 2007 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.	Legal Proceedings

Respirator Liabilities

We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. As more fully described in our 2007 10-K, our respirator liabilities involve claims for personal injury, including asbestosis and silicosis and, more recently, coal worker’s pneumoconiosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of June 30, 2008, there were approximately 54,000 claimants in pending cases asserting claims against AO in connection with respiratory products. We have a reserve to cover our expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, and, at June 30, 2008, is approximately $17 million (or $26 million on an undiscounted basis).

Carbon Black Antitrust Litigation

The Company has been one of several defendants in federal and state actions initially filed in 2003 alleging that the defendants violated federal and state antitrust laws in connection with the sale of carbon black. The federal actions were settled in calendar year 2007. As of June 30, 2008, the only pending state actions were in Tennessee, Kansas, South Dakota and Florida. During the quarter, an agreement in principal to settle the South Dakota and Florida actions was reached, and in August 2008, an agreement to settle the Tennessee and Kansas actions received final court approval.

Beryllium Claims

Cabot is a party to several pending actions in connection with its discontinued beryllium operations. Cabot entered the beryllium industry through an acquisition in 1978. We ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of the former beryllium business was sold to NGK Metals, Inc. (“NGK”) in 1986.

During the last several years, several individuals who have resided or worked for many years in the immediate vicinity of our former beryllium facility located in Reading, Pennsylvania have brought suits against Cabot and NGK for personal injury allegedly caused by beryllium particle emissions produced at that facility. As of June 30, 2008, six personal injury claims against Cabot were pending in state court in Pennsylvania. In addition, since October 2003, individuals in separate cases have asserted claims for medical monitoring in numerous Pennsylvania state court actions. The plaintiffs alleged contact with beryllium in various ways, including residence or employment in the area surrounding the Reading facility, employment at the Reading facility or contact with individuals who worked at the Reading facility. All of these medical monitoring cases that were pending as of March 31, 2008 were dismissed by the trial court in April 2008. The plaintiffs have appealed.

As of June 30, 2008, there were also three beryllium product liability cases pending in California state courts. All of these cases are stayed by court order pending the testing of the plaintiffs for beryllium exposure.

We are one of four named defendants in Anthony v. Small Tube Manufacturing Corp. et al., a class action complaint filed in September 2006 on behalf of certain present and former employees of the U.S. Gauge Inc. facility in Sellersville, Pennsylvania, and currently pending in the United States District Court for the Eastern District of Pennsylvania. U.S. Gauge is a company alleged to have purchased beryllium-containing products from us. The class action alleges that the present and former employees were exposed to beryllium dust and fumes during the machining of beryllium-containing products purchased from us and that they are, therefore, entitled to receive medical monitoring. We have asserted claims against the other defendants and another party. We and the other defendants have filed a motion for summary judgment against the class plaintiff’s claims in the case, and oral arguments were heard in June 2008. No decision has been issued.

We are one of several named defendants in Sheridan et al. v. NGK North America, Inc., et al., a class action complaint filed in December 2006 on behalf of persons who resided within a one mile radius of the Reading facility for a period of at least six months between 1950 and 2000. The case is currently pending in the United States District Court for the Eastern District of Pennsylvania. The class action alleges that these persons were exposed to emissions of beryllium from the Reading plant and are, therefore, entitled to receive medical monitoring. We and the other defendants have filed motions to dismiss the class plaintiffs’ claims. During the quarter, one of the two named class plaintiff’s claims was dismissed; the other motion remains pending.

We believe we have valid defenses to all of these beryllium actions and will assert them vigorously in the various venues in which claims have been asserted. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of these matters. While the outcome of litigation is uncertain, we do not believe that the ultimate disposition of these matters will have a material adverse effect on our consolidated financial position.

AVX

On March 8, 2004, AVX Corporation (“AVX”) filed an action against Cabot in the United States District Court for the District of Massachusetts. This complaint alleged that Cabot violated the federal antitrust laws in connection with the tantalum supply agreement between Cabot and AVX by tying the purchase of one type of tantalum product by AVX to the purchase of other types. Discovery ended in late December 2007. No trial date has been set. The parties filed cross-motions for summary judgment; oral argument on the motions was heard in June 2008. No decision has been issued.

On September 6, 2005, AVX filed a lawsuit in the Superior Court of Massachusetts for Suffolk County alleging that Cabot improperly administered a tantalum supply agreement with AVX. In particular, AVX claims that Cabot has not provided all of the price relief due to AVX pursuant to “most favored nation” (“MFN”) pricing provisions in the agreement. AVX is seeking a declaration of the rights of the parties to the agreement, an accounting of monies paid, due or owing under the MFN provisions, and an award of any sums not paid that should have been. Cabot has filed an answer and counterclaims against AVX asserting that AVX has underpaid for product in accordance with a proper construction of the MFN provisions. This action was moved to the Business Litigation Section of the Superior Court of Massachusetts in November 2005. In April 2007, Cabot and AVX filed cross-motions for partial summary judgment on certain disputed issues in the litigation. On December 31, 2007, the Court issued an order allowing AVX’s motion for partial summary judgment on one significant legal issue involving interpretation of the agreement, but denied AVX’s motion and Cabot’s cross-motion in all other respects, including AVX’s motion to dismiss Cabot’s affirmative defenses. We believe that we have valid defenses to all of AVX’s claims against us, including the one on which partial summary judgment was granted, and will continue to assert these defenses and its counterclaims vigorously. In addition, if necessary, Cabot has the right to appeal the Court’s order allowing AVX’s motion for partial summary judgment. AVX previously has claimed that it is owed additional MFN benefits of approximately $24 million. Recently, it has claimed that it is owed substantial additional amounts of MFN benefits. Cabot disputes the bases and validity of all of AVX's claims for additional MFN benefits, and its calculation of the same. While the outcome of litigation is uncertain, we do not believe that the ultimate disposition of these matters will have a material adverse effect on our consolidated financial position.

Other Matters

The disputes between us and Private Power LLC (“Private Power”) relating to co-generation projects at Cabot’s Ville Platte and Franklin (Canal) plants in Louisiana, which were pending in Massachusetts state court, were settled during the quarter.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding the Company’s purchases of its equity securities during the third quarter ended June 30, 2008.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 – April 30, 2008	89,000	$28.42	84,000	4,475,570
May 1, 2008 – May 31, 2008	225,481	$26.33	158,781	4,316,789
June 1, 2008 – June 30, 2008	18,500	$12.14	—	4,316,789

Total	332,981		242,781

(1)	On May 11, 2007, we announced publicly that our Board of Directors authorized us to repurchase five million shares of our common stock in the open market or in privately negotiated transactions. On September 14, 2007, our Board of Directors increased the share repurchase authorization to 10 million shares. This authority does not have a set expiration date.

Included in the shares repurchased from time to time by Cabot under the Board’s authorization are shares of common stock repurchased from employees at fair market value to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock and the exercise of stock options. Shares repurchased from employees in connection with the annual vesting of shares issued under our LTI program, which occurs each May, are separately authorized by the Board and excluded from the standing repurchase authorization. During the third quarter of fiscal 2008, of the 242,781 shares repurchased pursuant to the Board’s authorization, 84,000 were repurchased on the open market and 158,781 were repurchased from employees to satisfy tax withholding obligations. The average price paid for the 242,781 shares was $31.36.

From time to time, we also repurchase shares of unvested restricted stock from employees whose employment is terminated before such shares vest. These shares are repurchased pursuant to the terms of our equity incentive plans and are not included in the shares repurchased under the Board’s authorization. During the third quarter of fiscal 2008, we repurchased 90,200 forfeited shares pursuant to the terms of our equity incentive plans. The purchase price for these repurchased shares was the employee’s original purchase price for the stock, which under the terms of the Company’s long term incentive compensation program since 1999 has been an amount equal to 30% of the fair market value of such shares on the date of grant. The average price per share paid for these forfeited shares was $11.94.

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

CABOT CORPORATION

Date: August 8, 2008	By:	/s/ JONATHAN P. MASON
Jonathan P. Mason
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

Date: August 8, 2008	By:	/s/ JAMES P. KELLY
James P. Kelly
Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description
Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.