Form 10-K
period 2008-09-30
CABOT CORP
filed 2008-12-01
CIK 16040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                             Accelerated filer  ☐

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)     Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2008), the aggregate market value of the Registrant’s common stock held by non-affiliates was approximately $1,757,425,404. As of November 19, 2008, there were 65,421,619 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2009 Annual Meeting of Shareholders are incorporated by reference in Part III of this annual report on Form 10-K.

Information Relating to Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” under the Federal securities laws. These forward-looking statements include statements relating to our future business performance and overall prospects; how we expect the current global economic slowdown to effect our business and demand for our products; the effect the recent decline in carbon black raw material costs will have on our profitability and cash flows; the benefit we expect to receive from energy utilization technology and when we expect additional energy centers at our rubber blacks plants to be completed; when we expect the construction of additional rubber blacks units in China to be completed and the construction of our new fumed silica plant in China to begin; the adequacy of our supply of tantalum ore for the near term; our expectations for geographic expansion of our Specialty Fluids Business outside of the North Sea; the life of our pollucite ore reserves; anticipated capital spending, including environmental-related capital expenditures; cash requirements and uses of available cash, including future cash outlays associated with long-term contractual obligations, restructurings, contributions to employee benefit plans, environmental remediation costs and future respirator litigation costs; exposure to interest rate and foreign exchange risk; our expected tax rate for fiscal 2009; our ability to recover deferred tax assets; and the possible outcome of legal proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

General

Cabot’s business was founded in 1882 and incorporated in the State of Delaware in 1960. Cabot is a global specialty chemicals and performance materials company headquartered in Boston, Massachusetts. Our principal products are rubber and specialty grade carbon blacks, inkjet colorants, fumed metal oxides, aerogels, tantalum and related products, and cesium formate drilling fluids. Cabot and its affiliates have manufacturing facilities and operations in the United States and approximately 20 other countries. The terms “Cabot”, “Company”, “we”, and “our” as used in this report refer to Cabot Corporation and its consolidated subsidiaries.

Our strategy is to deliver earnings growth through leadership in performance materials. We intend to achieve this goal by focusing on margin improvement, capacity expansion and emerging market growth, developing new products and businesses and actively managing our portfolio of businesses.

Our products are generally based on technical expertise and innovation in one or more of our three core competencies: making and handling very fine particles; modifying the surfaces of very fine particles to alter their functionality; and designing particles to impart specific properties to a composite. We focus on creating particles with the composition, morphology, surface functionalities and formulations to support existing and emerging applications.

During the third quarter of fiscal 2008, we changed our business and regional organizational structure. Under the new organizational structure, we are organized into four business segments: the Core Segment, which is further disaggregated for financial reporting purposes into the Rubber Blacks and the Supermetals Businesses, the Performance Segment, the New Business Segment and the Specialty Fluids Segment. These business segments are discussed in more detail later in this section. Under the new regional structure, we are organized into three geographic regions: The Americas, which includes North and South America; Europe, Middle East and Africa (“EMEA”); and Asia Pacific, including China. Financial information about our business segments appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below (“MD&A”) and in Note T of the Notes to our Consolidated Financial Statements in Item 8 below (“Note T”). Financial information about material geographic areas appears in Note T.

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

Core Segment

The Core Segment is composed of the Rubber Blacks Business and the Supermetals Business. A discussion of each of these Businesses follows.

Rubber Blacks Business

Products

Carbon black is a form of elemental carbon that is manufactured in a highly controlled process to produce particles and aggregates of varied structure and surface chemistry, resulting in many different performance characteristics for a wide variety of applications. Rubber grade carbon blacks are used to enhance the physical properties of the systems and applications in which they are incorporated.

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

Sales and Customers

Sales of rubber blacks products are made by Cabot employees and through distributors and sales representatives.

Sales to three major tire customers represent a material portion of the Rubber Blacks Business’s total net sales and operating revenues. The loss of any of these customers could have a material adverse effect on the Rubber Blacks Business. In fiscal 2008, sales to The Goodyear Tire and Rubber Company and its affiliates amounted to 12% of Cabot’s consolidated revenues. We did not have sales during the fiscal year to any other customer in an amount equal to or greater than 10% of Cabot’s consolidated revenues for the year.

Under appropriate circumstances, we have pursued a strategy of entering into annual and long-term supply contracts (those with an initial term longer than one year) with certain customers. These contracts are designed to provide our customers with a secure supply of rubber blacks and help us reduce the volatility in these volumes and margins over time. Many of these contracts provide for sales price adjustments to account for changes in feedstock costs and, in some cases, changes in other relevant costs (such as the cost of natural gas). In fiscal 2008, approximately half of our rubber blacks volume was sold under long-term or annual contracts in effect during the fiscal year. The majority of the volumes sold under these contracts are sold to customers in North America and Western Europe.

Much of the rubber blacks we sell is used in automotive products and, therefore, our financial results may be affected by the cyclical nature of the automotive industry. However, a large portion of the market for our products is in replacement tires that historically have been less subject to automotive industry cycles.

Competition

We are one of the leading manufacturers of rubber blacks in the world, with an estimated one-quarter of the aggregate worldwide production capacity for these products. We compete in the manufacture of rubber blacks primarily with two companies with a global presence, Columbian Chemicals Company and Evonik Industries AG (formerly Degussa AG), and with at least 20 other companies in various regional markets in which we operate, including the Aditya Birla Group of companies and China Synthetic Rubber Corporation.

Competition for products within the Rubber Blacks Business is based on product performance, quality, reliability, service, technical innovation and price, as well as on the proximity of our manufacturing operations to those of our customers.

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

Operations

We own, or have a controlling interest in, and operate plants that produce rubber blacks in Argentina, Brazil, Canada, China, Colombia, the Czech Republic, the United Kingdom, France, India, Indonesia, Italy, Japan, Malaysia, The Netherlands, and the United States. Our affiliates own carbon black plants in Mexico and Venezuela. The following table shows our ownership interest as of September 30, 2008 in rubber blacks operations in which we own less than 100%:

Location	Percentage Interest
Shanghai, China	70% (consolidated subsidiary)
Tianjin, China	70% (consolidated subsidiary)
Valasske Mezirici (Valmez), Czech Republic	52% (consolidated subsidiary)
Thane, India	97.7% (consolidated subsidiary)
Cilegon and Merak, Indonesia	84.8% (consolidated subsidiary)
Port Dickson, Malaysia	51% (consolidated subsidiary)
Tampico, Mexico	40% (equity affiliate)
Valencia, Venezuela	47.5% (equity affiliate)

At our carbon black plant in Tianjin, China we currently operate two rubber blacks production units and are constructing two additional units, which we expect to be completed in fiscal 2009.

In June 2007, we decided to close our carbon black plant in Waverly, West Virginia. This decision was driven by a reduction in tire manufacturing capacity in North America in recent years. All production at the Waverly site ceased in March 2008.

The Rubber Blacks Business has regional headquarters in Leuven, Belgium and Suresnes, France (EMEA); and Shanghai, China (Asia Pacific).

Supermetals Business

Products

We produce tantalum, niobium (columbium) and their alloys. Tantalum, which accounts for substantially all of this Business’s sales, is produced in various forms. Electronics is the largest market for tantalum powder, which is used to make capacitors for computers, networking devices, wireless phones, electronics for automobiles and other devices. Tantalum, niobium and their alloys are also produced in wrought form for applications such as the production of superalloys and chemical process equipment and for various other industrial and aerospace applications, including fiber optic filters, sodium vapor lamps, turbine blades and aerospace propulsion systems. In addition, the Supermetals Business sells the starting metals (high-purity grade tantalum powders, plates and ingots) used to manufacture finished tantalum sputtering targets used in thin film applications, including semiconductors, inkjet heads, magnetics and flat panel displays.

Sales and Customers

Sales are made primarily through Cabot employees.

In fiscal 2008, sales to four capacitor materials customers represented a material portion of the total net sales and operating revenues of the Supermetals Business. The loss of any of these customers could have a material adverse effect on the Supermetals Business. Prior to fiscal 2007, the majority of our sales of tantalum were under long-term fixed price and fixed volume contracts. The last of these contracts expired in the first quarter of fiscal 2007.

Many of our tantalum products are used in products for the electronics industry, which is cyclical in nature.

Competition

We currently have two principal competitors in our tantalum business, H.C. Starck and Ningxia Non-ferrous Metals (Group) Co., Ltd. We are a leading producer of electronic grade tantalum powder products and believe we are the technology leader in these products. Competition in this business is based on technical innovation, product performance, quality, reliability, service and price.

Raw Materials

We source a large portion of our raw materials in the form of tantalum ore from a mine in Australia owned by Talison Minerals Pty Ltd, and from a mine we own in Manitoba, Canada. Since 1996, we have relied on long-term supply contracts to secure the majority of our raw material requirements, although our current tantalum ore supply agreement expires in December 2008. We are currently evaluating supply options to meet our raw materials needs beyond 2008. While there can be no assurance as to the availability of ore or its price in the future, given currently available sources and our current ore inventory levels, we believe we have an adequate supply of ore for the near term.

We strictly adhere to our policy of not purchasing or sourcing any material containing tantalum, including coltan, from the Democratic Republic of the Congo.

Operations

We operate manufacturing facilities for this business in Boyertown, Pennsylvania and Kawahigashi-machi, Fukushima-ken, Japan. We have a license from the Department of Environmental Protection for the receipt, storage and processing of tantalum containing Class 7 ores at our Boyertown facility. We transport this material under a license from the US Nuclear Regulatory Commission.

Performance Segment

The Performance Segment is comprised of two product lines: specialty grades of carbon black and thermoplastic concentrates (referred to together as “performance products”); and fumed silica, fumed alumina and dispersions thereof (referred to together as “fumed metal oxides”). In each product line, we design, manufacture and sell materials that deliver performance in a broad range of customer applications. Products are used in a wide variety of market segments across the automotive, construction and infrastructure, and electronics and consumer products sectors.

Products

Carbon black is a form of elemental carbon that is manufactured in a highly controlled process to produce particles and aggregates of varied structure and surface chemistry, resulting in many different performance characteristics for a wide variety of applications. Our specialty grades of carbon black are used to impart color, provide rheology control, enhance conductivity and static charge control, provide UV protection, enhance mechanical properties, and provide chemical flexibility through surface treatment. These products are used in a wide variety of applications, such as inks, coatings, cables, pipes, toners and electronics. In addition, we manufacture black and white thermoplastic concentrates and compounds that are marketed to the plastics industry.

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

Sales and Customers

Sales of these products are made by Cabot employees and through distributors and sales representatives.

Under appropriate circumstances, we have entered into long-term supply arrangements with certain customers for sales of our products. In fiscal 2008, sales under these contracts accounted for approximately 25% of the Performance Segment’s revenue. For the performance products line of business, these contracts are with a broad number of customers. In contrast, in the fumed metal oxides line of business, the long-term contracts are with two customers, and sales under these contracts account for a substantial portion of the revenue of the fumed metal oxides line of business. The majority of volume sold under long-term contracts in the Performance Segment are sold to customers located in North America and Western Europe.

Competition

We are one of the leading manufacturers of specialty grade carbon blacks in the world, with an estimated 35% of the aggregate worldwide production capacity for these products. We are also one of the five leading producers of thermoplastic concentrates in Europe. We believe we are the leading producer and seller of fumed silica in the United States and second worldwide. We compete in the manufacture of specialty carbon blacks primarily with two companies with a global presence, Columbian Chemicals

Company and Evonik Industries AG and with other regional companies. In the manufacture of fumed silica, we compete primarily with Evonik, Wacker Chemie AG and Tokuyama Soda Corporation, all of which have a global presence, and with at least four other companies in various regional markets in which we operate.

Competition for these products is based on product performance, quality, reliability, service, technical innovation and price, as well as on the proximity of our manufacturing operations to those of our customers.

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

Operations

We own, or have a controlling interest in, and operate plants that produce specialty grades of carbon black in China, the United Kingdom, The Netherlands and the United States. Our thermoplastic concentrates and compounds are produced in facilities in Belgium, Italy, the United Kingdom and China (Hong Kong). We also own, or have a controlling interest in, manufacturing plants that produce fumed metal oxides in Tuscola, Illinois; Midland, Michigan; China; the United Kingdom; and Germany. An affiliate owns a fumed metal oxides plant in Mettur Dam, India. The following table shows our ownership interest as of September 30, 2008 in these segment operations in which we own less than 100%:

Location	Percentage Interest
Tianjin, China (performance products)	90% (consolidated subsidiary)
Jiangxi Province, China (fumed metal oxides)	90% (consolidated subsidiary)
Mettur Dam, India (fumed metal oxides)	50% (equity affiliate)

In fiscal 2008, we announced plans to build a masterbatch facility in Dubai. In fiscal 2008, we also entered into a new joint venture agreement with our joint venture partner in China for the construction and operation of a fumed silica plant in Tianjin, China. Construction of the fumed silica plant is expected to commence in calendar 2009.

The Performance Segment has regional headquarters in Leuven, Belgium and Suresnes, France (EMEA); and Shanghai, China (Asia Pacific).

New Business Segment

Our New Business Segment includes the Inkjet Colorants and Aerogel Businesses and the business development activities of Cabot Superior Micropowders. A discussion of each of these Businesses follows.

Inkjet Colorants

Products

We produce and sell aqueous inkjet colorants primarily to the inkjet printing market. Our inkjet colorants are high-quality pigment-based black and other colorant dispersions we manufacture by surface treating specialty grades of carbon black and other pigments. Our black colorants have been used in several inkjet printing systems introduced to the market since 1998. The expansion of our surface modification technology (small molecule attachment) to other pigments permitted commercialization of color pigment dispersions beginning in fiscal 2002. The dispersions are used in aqueous inkjet inks to impart color (optical density or chroma) with improved durability (waterfastness, lightfastness and rub resistance) while maintaining high printhead reliability. Cabot’s inkjet colorants are produced for various inkjet printing markets, including small office and home office, corporate office, and commercial and industrial printing applications, as well as for other niche applications that require a high level of dispersibility and colloidal stability.

Sales and Customers

Sales of inkjet colorants are made by Cabot employees to inkjet printer manufacturers and to suppliers of inkjet inks in the inkjet cartridge aftermarket. Many of our commercialized products have been developed through joint research and development initiatives with inkjet printer manufacturers. These initiatives have led to the development of exclusive differentiated products for our inkjet customers.

Competition

Our inkjet colorants are designed to replace traditional pigment dispersions and dyes used in inkjet printing applications. Competitive products for inkjet colorants are organic dyes and other dispersed pigments manufactured and marketed by large chemical companies and small independent producers. Competition is based on product performance, technical innovation, quality, reliability, service and price.

Raw Materials

Raw materials for inkjet colorants include carbon black sourced from our carbon black plants, organic pigments and other treating agents available from various sources. We believe that all raw materials to produce inkjet colorants are in adequate supply.

Operations

Our inkjet colorants are manufactured at our facility in Haverhill, Massachusetts.

Aerogel Business

Products

Cabot’s aerogel is a nano-structured high surface area hydrophobic silica-based particle that is used in a variety of thermal insulation and specialty chemical applications. In the construction industry, the product is used in skylight, window, wall and roof systems for insulating eco-daylighting applications. In the oil and gas industry, aerogel is used to insulate subsea pipelines. In the specialty chemicals industry, the product is used to provide matte finishing, insulating and thickening properties for use in a variety of applications. We continue to focus on application and market development activities for use of aerogel in these and other new applications.

Sales and Customers

Sales of aerogel products are made principally by Cabot employees.

Competition

Although the manufacturing processes used are different, in premium insulation markets, our aerogel products compete principally with aerogel products manufactured by Aspen Aerogel, Inc. and other manufacturers of non-aerogel insulation products.

Raw Materials

The principal raw materials for the production of aerogels are silica sol and/or sodium silicate, which we believe are in adequate supply.

Operations

We manufacture our aerogel product at our facility in Frankfurt, Germany using a unique and patented manufacturing process. Finished products for use in the oil and gas industry are fabricated at a facility in Billerica, Massachusetts.

Cabot Superior MicroPowders (“CSMP”)

CSMP is a research and development enterprise with multiple technology platforms and core competencies in advanced particle manufacturing across a wide range of materials and the related materials chemistries. Its principal areas of commercial focus are in developing advanced materials for anti-counterfeiting security applications, portable stationary and automotive fuel cell applications, solar energy applications, environmental and industrial catalyst applications, and for other performance material applications. We expect the CSMP platforms to support the development of new technologies that complement existing markets and provide opportunities for new business growth. Most of these activities are conducted at our facilities in Albuquerque, New Mexico.

Specialty Fluids Segment

Products

Our Specialty Fluids Business produces and markets cesium formate as a drilling and completion fluid for use primarily in high pressure and high temperature oil and gas well construction. Cesium formate products are solids-free, high-density fluids that have a low viscosity, enabling safe and efficient well construction and workover operations. The fluid is resistant to high temperatures, minimizes damage to producing reservoirs and is readily biodegradable in accordance with the testing guidelines set by the Organization for Economic Cooperation and Development. In a majority of applications, cesium formate is blended with other formates or products.

Sales, Rental and Customers

Sales of our cesium formate products are made by Cabot employees and sales representatives directly to oil and gas operating companies and through oil field service companies. We generally rent cesium formate to our customers for use in drilling operations on a short-term basis. After completion of a job, the customer returns the fluid to Cabot and it is reprocessed for use in subsequent well operations. Any fluid that is lost during use and not returned to Cabot is paid for by the customer. The rates to be charged to the customer for the daily product rental and for lost product are agreed to before a job begins.

Since 2003, a large portion of our fluids have been used for drilling and completion of wells in the North Sea, where we have been supplying cesium formate-based fluids for both reservoir drilling and completion activities on large gas and condensate field projects in the Norwegian Continental Shelf. In fiscal 2008, our fluids were also used in the drilling of appraisal wells in Argentina and in the completion of wells in Hungary, Malaysia, Brunei and, most recently, in the northern Caspian Sea.

Competition

Formate fluids, which were introduced to the market in the mid-1990s, are a relatively small but growing part of the drilling and completion fluids market and compete mainly with traditional drilling fluid technologies. Competition in the well fluids business is based on product performance, quality, reliability, service, technical innovation and price, and proximity of inventory to customers’ drilling operations.

Raw Materials

The principal raw material used in this business is pollucite (cesium ore), which we obtain from our mine in Manitoba, Canada. We own a substantial portion of the world’s known pollucite reserves ensuring us an adequate supply of our principal raw material. Pollucite, however, is a finite resource. At current production rates and our current estimate of reserve levels, we expect our supply in the mine to last at least 10 years. The process of estimating mineral reserves is inherently uncertain and requires making subjective engineering, geological, geophysical and economic assumptions. Accordingly, there is likely to be variability in the estimated reserve life of the ore body over time. In addition, we have existing inventory of finished product and technical projects underway to recover cesium from low grade ore not currently in our reserve estimates. These technical projects may require different, although well-established, recovery techniques than we currently use.

Most jobs for which cesium formate is used require a large volume of the product. Accordingly, the Specialty Fluids Business carries a large inventory of fluid.

Operations

We have a mine and a cesium formate manufacturing facility in Manitoba, Canada, as well as fluid blending and reclamation facilities in Aberdeen, Scotland and in Bergen and Kristiansund, Norway. In addition, fluid is warehoused at various locations around the world to support existing and potential operations. In fiscal 2007, we established a regional sales office in Singapore in order to increase marketing initiatives to prospective customers in China, Southeast Asia, Australia and New Zealand.

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

Backlog

Our businesses are generally not seasonal in nature, although we typically experience some decline in European and North American sales in the fourth fiscal quarter due to summer plant shutdowns and in sales in Asia Pacific in the second fiscal quarter because of the New Year holidays in that region.

We do not consider backlog to be a significant indicator of the level of future sales activity. In general, we do not manufacture our products against a backlog of orders. Production and inventory levels are based on the level of incoming orders as well as projections of future demand. Therefore, we believe that backlog information is not material to understanding our overall business and should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

Employees

As of September 30, 2008, we had approximately 4,300 employees. Some of our employees in the United States and abroad are covered by collective bargaining or similar agreements. We believe that our relations with our employees are generally satisfactory.

Research and Development

Cabot develops new and improved products and higher efficiency processes through Company-sponsored research and technical service activities, including those initiated in response to customer requests. Our expenditures for such activities generally are spread among our businesses and are shown in the consolidated statements of operations.

Safety, Health and Environment (“SH&E”)

Cabot has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the “Superfund law”) and comparable state statutes with respect to several sites primarily associated with our divested businesses. (See “Legal Proceedings” below.) During the next several years, as remediation of various environmental sites is carried out, we expect to spend against our $9 million environmental reserve for costs associated with such remediation. We anticipate that the expenditures at these sites will be made over a number of years. Adjustments are made to the reserve based on our continuing analysis of our share of costs likely to be incurred at each site. Inherent uncertainties exist in these estimates due to unknown conditions at the various sites, changing governmental regulations and legal standards regarding liability, and changing technologies for handling site investigation and remediation. While the reserve represents our best estimate of the costs we expect to incur, no assurance can be given that the actual costs to investigate and remediate these sites will not exceed the amounts accrued in the environmental reserve. While it is always possible that an unusual event may occur with respect to a given site and have a material adverse effect on our results of operations in a particular period, we do not believe that the costs relating to these sites, in the aggregate, are likely to have a material adverse effect on our financial condition. Furthermore, it is possible that we may also incur future costs relating to environmental liabilities not currently known to us or as to which it is currently not possible to make an estimate.

Our ongoing operations are subject to extensive federal, state, local, and foreign laws, regulations, rules, and ordinances relating to safety, health, and environmental matters (“SH&E Requirements”). These SH&E Requirements include requirements to obtain and comply with various environmental-related permits for constructing any new facilities and operating all of our existing facilities. We have expended considerable sums to construct, maintain, operate, and improve facilities for safety, health and environmental protection and to comply with SH&E Requirements. We spent approximately $14 million in environmental-related capital expenditures at existing facilities in fiscal 2008 and anticipate spending approximately $15 million for such matters in fiscal 2009. In addition, we spent $11 million in fiscal 2008 and expect to spend another $15 million in fiscal 2009 to comply with new permit conditions at our facility in Maua, Brazil.

In recognition of the importance of SH&E Requirements to Cabot, our Board of Directors has a Safety, Health, and Environmental Affairs Committee. The Committee, which is comprised of non-employee directors, meets at least three times a year and provides oversight and guidance in respect of Cabot’s safety, health and environmental management programs and performance. In particular, the Committee reviews Cabot’s environmental reserve, risk assessment and management processes, environmental and safety audit reports, performance metrics, performance as benchmarked against industry peer groups, assessed fines or penalties, site security and safety issues, health and environmental training initiatives, and the SH&E budget and capital expenditures. The Committee also consults with our outside and internal advisors regarding management of Cabot’s safety, health and environmental programs.

In February 2006, the International Agency for Research on Cancer (“IARC”) reaffirmed its classification of carbon black as a Group 2B substance (known animal carcinogen, possible human carcinogen). We have communicated IARC’s classification of carbon black to our customers and employees and have included that information in our material safety data sheets and elsewhere, as appropriate. We continue to believe that the available evidence, taken as a whole, indicates that carbon black is not carcinogenic to humans, and does not present a health hazard when handled in accordance with good housekeeping and safe workplace practices as described in our material safety data sheets.

In February 2003, the California Office of Environmental Health Hazard Assessment (“OEHHA”) published a notice adding “carbon black (airborne, unbound particles of respirable size)” to the California Safe Drinking Water and Toxic Enforcement Act, commonly referred to as Proposition 65. Proposition 65 requires businesses to warn individuals before they knowingly or intentionally expose them to chemicals subject to its requirements, and it prohibits businesses from knowingly discharging or releasing the chemicals into water or onto land where they could contaminate drinking water. We worked with the International Carbon Black Association, as well as various customers and carbon black user groups, to ensure our compliance with the requirements associated with the Proposition 65 listing of carbon black, which became effective in February 2004. We have been informed that OEHHA is considering certain changes that may result in removing the “airborne, unbound particles of respirable size” qualifying language from its listing of carbon black. If this change is adopted by OEHHA, it would result in increased labeling and other requirements for our customers under Proposition 65.

Since October 2003, the European Commission (“EC”) has been developing a new European Union (“EU”) regulatory framework for chemicals called REACH (Registration, Evaluation and Authorization of Chemicals). REACH, which became effective in June 2007, applies to all existing and new chemical substances produced or imported into the EU in quantities greater than one ton a year. Manufacturers or importers of these chemical substances are required to submit specified health, safety, risk and use information about the substance to a cental agency. As we are committed to continuing to supply our EU customers, efforts are underway to develop the registration dossiers for carbon black, fumed silica and cesium formate to ensure registration of these substances prior to their November 2010 registration deadline. We are also working with the manufacturers and importers of our other substances to ensure their registration prior to the applicable deadline.

We are experiencing increased regulations by environmental agencies worldwide relating to the air emissions from our manufacturing operations. This increased regulation is resulting in more restrictive air emission limits globally, particularly as they relate to nitrogen oxide and sulphur dioxide emissions. In addition, global efforts to reduce greenhouse gas emissions impact the carbon black industry as carbon dioxide is emitted in the carbon black manufacturing process. In December 2005, the EC published a directive that includes carbon black manufacturing in the combustion sector and in Phase II of the Emission Trading Scheme, which establishes a maximum allowable emission credit for each ton of CO2 emitted, for the period 2008 to 2012. Various EU member states have included carbon black facilities in their national allocation plans and a number of our carbon black plants in Europe were required to comply with the Emission Trading Scheme beginning in calendar year 2008. We generally expect to purchase credits where necessary to respond to allocation shortfalls. We are also pursuing certain Clean Development Mechanism projects at various facilities in an effort to generate carbon credits to offset potential allocation shortfalls. There are also ongoing discussions in other regions and countries, including the United States and Canada, regarding greenhouse gas emission control and reduction programs, but those programs have not yet been defined and their impact on us cannot be estimated at this time.

Since the terrorist attacks in the U.S. on September 11, 2001, various U.S. agencies and international bodies have adopted security requirements applicable to certain manufacturing and industrial facilities and marine port locations. These security-related requirements involve the preparation of security assessments and security plans in some cases, and in other cases the registration of certain facilities with specified governmental authorities. We are closely monitoring all security related regulatory developments and believe we are in compliance with all existing requirements. Compliance with such requirements is not expected to have a material adverse effect on our operations.

Financial Information About Segments, Foreign and Domestic Operations and Export Sales

Segment financial data are set forth in MD&A and in Note T. A significant portion of our revenues and operating profits is derived from overseas operations. The profitability of our segments is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. (See MD&A and the Geographic Information portion of Note T for further information relating to sales and long-lived assets by geographic area.) Currency fluctuations, nationalization and expropriation of assets are risks inherent in international operations. We have taken steps we deem prudent in our international operations to diversify and otherwise to protect against these risks, including the use of foreign currency financial instruments to reduce the risk associated with changes in the value of certain foreign currencies compared to the U.S. dollar. (See the Risk Management discussion contained in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A below and Note S of the Notes to the Company’s Consolidated Financial Statements).

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

The volatility and disruption of the capital and credit markets and further adverse changes in the global economy may negatively impact our business.

Our operations and performance are materially affected by worldwide economic conditions, which have deteriorated significantly and may remain depressed for the foreseeable future. The recent market turmoil and tightening of credit has generally reduced consumer confidence, increased difficulty in collecting accounts receivable, increased pricing pressure on products and services, and led to volatile energy prices and widespread reduction of global business activity. Uncertainty about current global economic conditions has resulted in decreased consumer spending and a significant decline in sales in the automotive, electronics and construction industries worldwide. As a result, we have experienced declines in global demand for our products that serve these industries, as well as a slowdown in growth in emerging markets where we have recently added, or have plans to increase, manufacturing capacity. These developments are likely to result in decreased revenues and weaker results of operations and, if they persist, could have a material adverse effect on our financial condition and cash flows.

Changes in supply-demand balance in the regions and the industries in which we operate may adversely affect our financial results.

Our key customers continue to shift their manufacturing capacity from mature markets such as North America and Western Europe to emerging regions such as Asia, South America and Eastern Europe. Although we are responding to meet these market demand conditions, we cannot be certain that we will be successful expanding capacity in emerging regions (which depends in part on economic and political conditions in these regions and, in some cases, on our ability to acquire or form strategic business alliances) or in reducing capacity in mature regions commensurate with industry demand. Similarly, demand for our customers’ products and our competitors’ reactions to market conditions could affect our financial results.

In addition, our Rubber Blacks, Performance Products and Fumed Metal Oxides Businesses are sensitive to changes in industry capacity utilization. As a result, pricing tends to decrease when capacity utilization in these businesses decreases, which could affect our financial performance.

Volatility in the price of raw materials or their reduced availability could decrease our margins.

Our manufacturing processes consume significant amounts of energy and raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond our control. Dramatic increases in such costs or decreases in the availability of raw materials at acceptable costs could have an adverse effect on our results of operations. For example, movements in the market price for crude oil typically affect carbon black feedstock costs. Accordingly, fluctuations in crude oil prices tend to create volatility in our carbon black feedstock costs, and potentially our working capital and results of operations, which we experienced in fiscal 2008. Although our long-term and some of our annual carbon black supply contracts provide for a price adjustment to account for changes in feedstock costs, there is a lag between the time when feedstock costs are incurred by us and the time when prices are adjusted under some of these contracts. Accordingly, we may not be able to pass increased costs along to our customers when they occur, which can have a significant negative impact on results of operations and cash flows in a given quarter. We are in the process of taking steps to reduce this lag in our contracts as they come up for renewal, but there can be no assurance we will be successful. In addition, it is possible that a supply contract with a price adjustment mechanism could expire by its terms before we are able to recapture fully our raw material cost increases. We have taken actions to offset the effects of higher raw material costs through selling price increases in our non-contract sales, productivity improvements and cost reduction efforts. Success in offsetting higher raw material costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the market served. Such increases may not be accepted by our customers, may not be sufficient to compensate for increased raw material and energy costs or may decrease demand for our products and our volume of sales. If we are not able to fully offset the effects of higher raw material or energy costs, it could have a significant impact on our financial results.

We depend on a group of key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

Our success in strengthening relationships and growing business with our largest customers and retaining their business over extended time periods could affect our future results. We have a total of nine customers in the tire, silicones, capacitor materials and microelectronics industries that together represent a significant portion of our total net sales and operating revenues. In fiscal 2008, sales to The Goodyear Tire and Rubber Company by our Rubber Blacks Business accounted for approximately 12% of our consolidated revenues. The loss of any of our important customers, or a reduction in volumes sold to them because of a work stoppage or other disruption, could adversely affect our results of operations until such business is replaced or the disruption ends. Any deterioration of the financial condition of any of our customers or the industries they serve that impairs our customers’ ability to make payments to us also could increase our uncollectible receivables and could affect our future results and financial condition.

We rely on our committed lines of credit to provide us with working capital. Any threat to the viability of the banks participating in these credit facilities could reduce the credit available to us.

At September 30, 2008, we had $427 million in committed lines of credit under which we had outstanding borrowings of $274 million. Of this, $259 million is borrowed under our revolving credit facility, which matures in August 2010. The current financial turmoil affecting the banking system and financial markets has increased the possibility that financial institutions may consolidate or go out of business. While we believe that at this time all of the banks participating in our committed lines of credit are viable and are ready to stand by their commitments, if recent levels of market disruption and volatility continue or worsen, even committed lines of credit may not be available when needed. In addition, there can be no assurance that we will be able to replace our revolving credit facility with a new facility, at all or with the same borrowing capacity, and on other terms acceptable to us.

We have entered into a number of derivative contracts with financial counterparties. The effectiveness of these contracts is dependent on the continued viability of these financial counterparties and their nonperformance could harm our financial condition.

We have entered into interest rate swap contracts, foreign currency derivatives, net investment hedges and forward commodity contracts as part of our financial strategy. The effectiveness of our hedging programs using these instruments is dependent, in part, upon the counterparties to these contracts honoring their financial obligations. The recent upheaval in the capital markets has caused the viability of certain counterparties to be questioned. While we have not experienced any losses due to counterparty nonperformance, if any of our counterparties are unable to perform their obligations in the future, we could be exposed to increased earnings and cash flow volatility due to an instrument’s failure to hedge a financial risk.

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

In addition to cost reduction initiatives, we try to maintain or improve margins on our non-contracted sales, and on our contracted sales as permitted under the terms of the relevant agreement, through price increases. However, such increases may not be accepted by our customers, may not be sufficient to compensate for increased raw material and energy costs, or may decrease demand for our products and our volume of sales.

Fluctuations in foreign currency exchange and interest rates could affect our financial results.

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In fiscal 2008, we derived a substantial amount of our revenues from sales outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses as well as assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries in which we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. In addition, we are exposed to adverse changes in interest rates. We manage these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments as well as foreign currency debt. We cannot be certain, however, that we will be successful in reducing the risks inherent in exposures to foreign currency and interest rate fluctuations.

We are exposed to political or country risk inherent in doing business in some countries.

Sales outside of the United States constituted a substantial amount of our revenues in fiscal 2008. Our operations in some countries may be subject to the following risks: changes in the rate of economic growth; unsettled political or economic conditions; possible expropriation or other governmental actions; social unrest, war, terrorist activities or other armed conflict; confiscatory taxation or other adverse tax policies; deprivation of contract rights; trade regulations affecting production, pricing and marketing of products; reduced protection of intellectual property rights; restrictions on the repatriation of income or capital; exchange controls; inflation; currency fluctuations and devaluation; the effect of global health, safety and environmental matters on economic conditions and market opportunities; and changes in financial policy and availability of credit.

Plant capacity expansions may be delayed and not achieve the expected benefits.

Our ability to complete capacity expansions as planned may be delayed or interrupted by the need to obtain environmental and other regulatory approvals, availability of labor and materials, unforeseen hazards such as weather conditions, and other risks customarily associated with construction projects. Moreover, capacity expansion in our Rubber Blacks, Performance Products, Fumed Metal Oxides and Inkjet Colorants Businesses could have a negative impact on the financial performance of these businesses until capacity utilization is sufficient to absorb the incremental costs associated with the expansion.

The money we spend developing new businesses may not result in a proportional increase in our revenues or profits.

We cannot be certain that the costs we incur investing in new businesses will result in a proportional increase in revenues or profits. In addition, the timely commercialization of products that we are developing may be disrupted or delayed by manufacturing or other technical difficulties, market acceptance or insufficient market size to support a new product, competitors’ new products, and difficulties in moving from the experimental stage to the production stage. These delays could affect our future results.

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

In our analysis of the recoverability of certain assets, namely inventory, property, plant and equipment, investments, intangible assets and deferred tax assets, we have made assumptions about future sales (pricing, volume and region of sale), costs, cash generation and the ultimate profitability of the business and/or tax jurisdiction. These assumptions were based on management’s best estimates and if the actual results differ significantly from these assumptions, we may not be able to realize the value of the assets recorded as of September 30, 2008, which could lead to an impairment or write-off of certain of these assets in the future.

Our operations involve the handling of hazardous and, in some instances, radioactive materials, and we are subject to extensive safety, health and environmental requirements, which could increase our costs and/or reduce our revenues.

Our ongoing operations are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to safety, health and environmental matters (“SH&E Requirements”), many of which provide for substantial monetary fines and criminal sanctions for violations. These SH&E Requirements include requirements to obtain and comply with various environmental-related permits for constructing any new facilities and operating all of our existing facilities. In addition, the operation of a chemical manufacturing business as well as the sale and distribution of chemical products involve safety, health and environmental risks. For example, the production and/or processing of carbon black, fumed metal oxides, tantalum, niobium, aerogel and other chemicals involve the handling, transportation, manufacture or use of certain substances or components that may be considered toxic or hazardous within the meaning of applicable SH&E Requirements. The processing of tantalum ore also involves radioactive substances. The transportation of chemical products and other activities associated with the manufacturing process have the potential to cause environmental or other damage as well as injury or death to employees or third parties.

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

Regulations requiring a reduction of greenhouse gas emissions will impact the carbon black industry, including us.

Carbon dioxide is emitted in the carbon black manufacturing process. In December 2005, the European Commission published a new directive that includes carbon black manufacturing in the combustion sector and in Phase II of the Emissions Trading Scheme for the period 2008 to 2012. Various European Union member states have included carbon black facilities in their national allocation plans and we have taken actions to comply with applicable carbon dioxide emission requirements. However, there can be no assurance that we will be able to purchase emissions credits if our carbon black operations generate more carbon dioxide than our allocations permit or that the cost of such credits will be acceptable to us. There are also ongoing discussions in other regions and countries, including the United States and Canada, regarding greenhouse gas emission control and reduction programs, but those programs have not yet been defined and their potential impact on our manufacturing operations or financial results cannot be estimated at this time.

Litigation or legal proceedings could expose us to significant liabilities and thus negatively affect our financial results.

As more fully described in “Item 3—Legal Proceedings”, we are a party to or the subject of lawsuits, claims, and proceedings, including those involving contract, environmental, antitrust, and health and safety matters as well as product liability and personal injury claims relating to asbestosis, silicosis, coal worker’s pneumoconiosis and berylliosis, and exposure to various chemicals. Adverse rulings, judgments or settlements in pending or future litigation (including contract litigation and liabilities associated with respirator claims and our former beryllium operations) could cause our results to differ materially from those expressed or forecasted in any forward-looking statements.

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

Irrespective of our proprietary intellectual property rights, we may be subject to claims that our products, processes or product uses infringe the intellectual property rights of others. These claims, even if they are without merit, could be expensive and time consuming to defend and if we were to lose such claims, we could be subject to injunctions and/or damages, or be required to enter into licensing agreements requiring royalty payments and/or use restrictions. Licensing agreements may not be available to us, and if available, may not be available on acceptable terms.

We may be subject to information technology system failures, network disruptions and breaches in data security.

Information technology system failures, network disruptions and breaches of data security could disrupt our operations by impeding our processing of transactions, resulting in the unintentional disclosure of customer or company information and impeding our financial reporting. Our computer systems, including our back-up systems, could be damaged or interrupted by power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, and/or errors by our employees. Although we have taken steps to address these concerns by implementing sophisticated network security and internal control measures, there can be no assurance that a system failure or data security breach will not have a material adverse effect on our financial condition and results of operations.

Increases in our tax rate may reduce our net income.

Our future tax rates may be adversely affected by a number of factors including the jurisdictions in which profits are determined to be earned and taxed; the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses that are not always deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions; changes in available tax credits; changes in share-based compensation expense; changes in the estimated realization of our deferred tax assets and liabilities; changes in tax laws or the interpretation of such tax laws; and the resolution of issues arising from tax audits with various tax authorities. Any significant increase in our future tax rates could reduce net income in those periods.

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

Location by Region	Core Segment		Performance Segment	New Business Segment	Specialty Fluids Segment
	Rubber Blacks Business	Supermetals Business
The Americas Region
Alpharetta, GA*(1)	X	X	X	X	X
Tuscola, IL			X
Canal, LA	X		X
Ville Platte, LA	X
Billerica, MA	X	X	X	X
Billerica, MA (plant)*				X
Haverhill, MA				X
Midland, MI			X
Albuquerque, NM (2 plants)*				X
Boyertown, PA		X
Pampa, TX	X		X
The Woodlands, TX*					X
Campana, Argentina	X
Maua, Brazil	X		X
Sao Paulo, Brazil*(1)	X	X	X	X	X
Cartagena, Colombia	X
Lac du Bonnet, Manitoba**		X			X
Sarnia, Ontario	X		X

EMEA Region
Loncin, Belgium			X
Leuven, Belgium*(1)	X	X	X	X	X
Pepinster, Belgium			X
Valasske Mezirici (Valmez), Czech Republic**	X
Dukinfield, England			X
Stanlow, England	X		X
Berre, France	X		X
Port Jerome, France**	X
Suresnes, France*	X		X
Frankfurt, Germany*				X
Rheinfelden, Germany			X
Grigno, Italy			X
Ravenna, Italy	X
Bergen, Norway*					X
Kristiansund, Norway*					X
Aberdeen, Scotland*					X
Boltek, The Netherlands**	X		X
Barry, Wales**			X

(1)	Regional Shared Service Center
*	Leased premises
**	Building(s) owned by Cabot on leased land

Location by Region	Core Segment		Performance Segment	New Business Segment	Specialty Fluids Segment
	Rubber Blacks Business	Supermetals Business
Asia Pacific Region
Hong Kong, China**			X
Jiangxi Province, China**			X
Tianjin, China**	X		X
Shanghai, China*(1)	X	X	X	X	X
Shanghai, China** (plant)	X
Maharashtra, India**	X
Mumbai, India*	X		X
Cilegon, Indonesia**	X
Jakarta, Indonesia*	X		X
Merak, Indonesia	X
Kawahigashi-machi, Japan**		X
Ichihara, Japan	X
Shimonoseki, Japan**	X		X
Tokyo, Japan*	X	X	X	X
Kuala Lumpur, Malaysia*(1)	X	X	X		X
Port Dickson, Malaysia**	X

(1)	Regional Shared Service Center
*	Leased premises
**	Building(s) owned by Cabot on leased land

We conduct research and development for our various businesses primarily at facilities in Billerica, MA; Albuquerque, NM; Boyertown, PA; Pampa, TX; Pepinster, Belgium; Frankfurt and Rheinfelden, Germany; Kawahigashi-machi, Japan; and Port Dickson, Malaysia.

Our existing manufacturing plants, together with announced capacity expansion plans, will generally have sufficient production capacity to meet current requirements and expected near-term growth. These plants are generally well maintained, in good operating condition and suitable and adequate for their use. Our administrative offices and other facilities are generally suitable and adequate for their intended purposes.

Item 3.	Legal Proceedings

Cabot is a defendant in various lawsuits and environmental proceedings wherein substantial amounts are claimed. The following is a description of the significant proceedings pending on September 30, 2008, unless otherwise specified.

Environmental Proceedings

Cabot is one of fourteen companies, collectively the Ashtabula River Cooperating Group II (“ARCG II”), participating in the remediation of the Ashtabula River in Ohio. Our liability at this site is associated with the former Cabot Titania business, which operated two manufacturing facilities in Ashtabula in the 1960s and early 1970s. The ARCG II is part of a public/private partnership (the Ashtabula River Partnership) established to conduct dredging and environmental restoration of the Ashtabula River. In addition to funding provided by the ARCG II and the State of Ohio, the federal government is also providing funding toward the project under the Great Lakes Legacy Act and the Water Resources Development Act. Dredging of the river was completed in 2008 and the landfill which was constructed to contain all of the dredged materials will be capped in 2009. The ARCG II also is in the process of finalizing a settlement with the Ashtabula River Natural Resource Trustees for alleged natural resource damages to the river. The Consent Decree memorializing this NRD Settlement is expected to be signed in early 2009.

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

We formerly held a Nuclear Regulatory Commission (“NRC”) license for certain slag waste material deposited on industrial property in Reading, Pennsylvania in the late 1960s by a predecessor of Cabot that had leased a portion of the site to process tin slags. The slag material contains low levels of uranium and thorium, thus subjecting it to NRC jurisdiction. We prepared a site decommissioning plan for the slag material which concludes that the levels of radioactivity in the slag are low enough that the material can be safely left in place and still meet NRC requirements for license termination without restrictions. We received final approval from the NRC on the decommissioning plan in 2007 and completed the decomissioning plan activities in 2008. The NRC terminated the NRC license for the site in March 2008.

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

As of September 30, 2008, we had a $9 million reserve on a discounted basis ($10 million on an undiscounted basis) for environmental remediation costs at various sites. The operation and maintenance component of this reserve was $4 million on a discounted basis ($5 million on an undiscounted basis). This amount represents our current best estimate of costs likely to be incurred for remediation based on our analysis of the extent of cleanup required, alternative cleanup methods available, abilities of other responsible parties to contribute and our interpretation of laws and regulations applicable to each of our sites.

Other Proceedings

Respirator Liabilities

We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (i) AO’s insurance coverage for the period prior to the 1990 acquisition and (ii) a former owner’s indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982.

Generally, these respirator liabilities involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are claimed to have been negligently designed or labeled. Neither Cabot, nor its past or present subsidiaries, at any time manufactured asbestos or asbestos-containing products. Moreover, not every person with exposure to asbestos giving rise to an asbestos claim used a form of respiratory protection. At no time did this respiratory product line represent a significant portion of the respirator market. In addition, other parties, including AO, AO’s insurers, and another former owner and its insurers (collectively, the “Payor Group”), are responsible for significant portions of the costs of these liabilities, leaving Cabot’s subsidiary with a portion of the liability in only some of the pending cases.

The subsidiary transferred the business to Aearo Corporation (“Aearo”) in July 1995. Cabot agreed to have the subsidiary retain certain liabilities allocable to respirators used prior to the 1995 transaction so long as Aearo paid, and continues to pay, Cabot an annual fee of $400,000. Aearo can discontinue payment of the fee at any time, in which case it will assume the responsibility for and indemnify Cabot against the liabilities allocable to respirators manufactured and used prior to the 1995 transaction. We anticipate that we will continue to receive payment of the $400,000 fee from Aearo and thereby retain these liabilities for the foreseeable future. We have no liability in connection with any products manufactured by Aearo after 1995.

As of September 30, 2008, there were approximately 55,000 claimants in pending cases asserting claims against AO in connection with respiratory products. Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. In order to quantify our estimated share of liability for pending and future respirator liability claims, we engaged, through counsel, the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm in the field of tort liability valuation. The methodology developed by HR&A addresses the complexities surrounding our potential liability by making assumptions about future claimants with respect to periods of asbestos exposure and respirator use. Using those and other assumptions, HR&A estimated the number of future claims that would be filed and the related costs that would be incurred in resolving those claims. On this basis, HR&A then estimated the net present value of the share of these liabilities that reflected our period of direct manufacture and our actual contractual obligations assuming that all other members of the Payor Group meet their obligations. Based on the HR&A estimates, we have recorded on a net present value basis a $14 million reserve ($24 million on an undiscounted basis) to cover our estimated share of liability for pending and future respirator claims.

Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of members of the Payor Group, (viii) a change in the availability of AO’s insurance coverage, (ix) changes in the allocation of costs among the Payor Group and (x) a determination that our interpretation of the contractual obligations on which we have estimated our share of liability is inaccurate. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount. Further, if the timing of our actual payments made for respirator claims differs significantly from our estimated payment schedule, and we could no longer reasonably predict the timing of such payments, we could then be required to record the reserve amount on an undiscounted basis on our consolidated balance sheets, causing an immediate impact to earnings.

Carbon Black Antitrust Litigation

Cabot was one of several carbon black manufacturer defendants in federal and state class actions initially filed in 2003 alleging that the defendants violated federal and state antitrust laws in connection with the sale of carbon black. As of September 30, 2008, the only pending state actions were in South Dakota and Florida, with all of the other federal and state class actions having been previously settled. The parties in the South Dakota and Florida actions have since entered into settlement agreements, which will require court approval. We deny any wrongdoing of any kind in these cases and strongly believe we have good defenses to the claims, but agreed to the settlements to avoid further expense, inconvenience, risk and the distraction of burdensome and protracted litigation.

Beryllium Claims

Cabot is a party to several pending actions in connection with its discontinued beryllium operations. Cabot entered the beryllium industry through an acquisition in 1978. We ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of our former beryllium business was sold to NGK Metals, Inc. in 1986.

During the last several years, several individuals who have resided or worked for many years in the immediate vicinity of our former beryllium facility located in Reading, Pennsylvania have brought suits against Cabot and NGK for personal injury allegedly caused by beryllium particle emissions produced at that facility. During fiscal 2008, five of these personal injury cases were dismissed as to Cabot on summary judgment, leaving as of September 30, 2008, three personal injury claims against Cabot pending in state court in Pennsylvania. Appeals of four of these summary judgments are pending. In addition, since October 2003, individuals in separate cases have asserted claims for medical monitoring in numerous Pennsylvania state court actions. The plaintiffs alleged contact with beryllium in various ways, including residence or employment in the area surrounding the Reading facility, employment at the Reading facility or contact with individuals who worked at the Reading facility. All of these claims for medical monitoring have been dismissed by the trial court. The plaintiffs have appealed.

As of September 30, 2008, there were also three beryllium product liability cases pending in California state courts. All of these cases continue to be stayed by court order.

In September 2006, Cabot was one of four named defendants in Anthony v. Small Tube Manufacturing Corp. et al., a class action complaint that was filed in the Pennsylvania Court of Common Pleas of Philadelphia County seeking medical monitoring on behalf of certain present and former employees of the U.S. Gauge Inc. facility in Sellersville, Pennsylvania. Cabot removed the case to the United States District Court for the Eastern District of Pennsylvania. During fiscal 2008, summary judgment was granted in Cabot’s favor against the class plaintiff’s claims in the case. The plaintiffs have appealed.

In December 2006, Cabot was one of several named defendants in Sheridan et al. v. NGK North America, Inc., et al., a class action complaint filed in the Pennsylvania Court of Common Pleas of Philadelphia County seeking medical monitoring on behalf of persons who resided within a one mile radius of the Reading facility for a period of at least six months between 1950 and 2000. Cabot removed the case to the United States District Court for the Eastern District of Pennsylvania. During fiscal 2008, summary judgment was granted in Cabot’s favor. The plaintiffs have appealed.

We believe that we have valid defenses to all of these beryllium actions and will assert them vigorously in the various venues in which claims have been asserted. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of these matters.

AVX Contract Dispute

In March 2004, AVX Corporation (“AVX”) filed an action against us in the United States District Court for the District of Massachusetts. The complaint alleges that we violated the federal antitrust laws in connection with the parties’ January 1, 2001 tantalum supply agreement (the “Supply Agreement”) by purportedly tying AVX’s purchases of Cabot’s “flake” tantalum powder to its purchases of Cabot’s “nodular” tantalum powder. Discovery in the federal court action ended in late December 2007. No trial date has been set. The parties have filed cross-motions for summary judgment. Oral argument on those motions was heard by the court in June 2008. No decision has been issued.

In September 2005, AVX filed an action in the Superior Court of Massachusetts for Suffolk County, which, in November 2005, was moved to the Business Litigation Section of the Superior Court of Massachusetts. The action alleges that Cabot improperly administered the parties’ Supply Agreement for the years 2003 through 2005. In particular, AVX claims that we have not provided all of the price relief due to AVX under the “most favored customer” (“MFC”) provisions of the Supply Agreement. AVX seeks a judicial declaration of the rights of the parties to the Supply Agreement, an accounting of monies paid, due or owing under the MFC provisions, and an award of any sums not paid that should have been. We filed an answer and counterclaims against AVX asserting that AVX actually underpaid for tantalum products in the period 2003 through 2005. On December 31, 2007, the court issued an order allowing AVX’s motion for partial summary judgment on one significant legal issue involving interpretation of the Supply Agreement, but denied AVX’s motion and our cross-motion in all other respects, including AVX’s motion to dismiss Cabot’s affirmative defenses that would negate AVX’s claims. Prior to July 2008, AVX had indicated that it believes it is owed additional MFC benefits of approximately $24 million, which we dispute. In July 2008, AVX attempted to assert new legal theories that increased its damage claim for additional MFC benefits to approximately $96 million. We subsequently filed a motion to strike AVX’s revised claim for MFC benefits and in November 2008, the court granted our motion and denied AVX’s additional damage claim for MFC benefits of $72 million, thereby limiting AVX’s claim to the previously stated $24 million. We believe that we have valid defenses to all of AVX’s claims, including the one on which partial summary judgment was granted, and will continue to assert these defenses and our counterclaims vigorously. In addition, if necessary, we have the right to appeal the court’s order allowing AVX’s motion for partial summary judgment.

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

None.

Executive Officers of the Registrant

Set forth below is certain information about Cabot’s executive officers. Ages are as of November 28, 2008.

Patrick M. Prevost, age 53, joined Cabot in January 2008 as President and Chief Executive Officer. Mr. Prevost has also been a member of Cabot’s Board of Directors since January 2008. Prior to joining Cabot, since October 2005, Mr. Prevost served as President, Performance Chemicals, of BASF AG, an international chemical company. Prior to that, he was responsible for BASF Corporation’s Chemicals and Plastics business in North America. Prior to joining BASF in 2003, he held senior management positions at BP Chemicals and Amoco.

William J. Brady, age 47, is Executive Vice President, General Manager of Cabot’s Core Segment and General Manager of the Americas region. Since 1989, Mr. Brady has held a variety of management positions at Cabot, including General Manager of the Performance Products, Fumed Metal Oxides and Inkjet Colorants Businesses. From July 2003 to May 2008, Mr. Brady was General Manager of Cabot’s carbon black business, and in May 2008, he was named General Manager of the Core Segment and the Americas region. Mr. Brady was appointed Vice President in March 1997 and Executive Vice President in March 2003.

Jonathan P. Mason, age 50, is Executive Vice President and Chief Financial Officer. Mr. Mason joined Cabot as Chief Financial Officer in January 2006 and was appointed Executive Vice President in March 2006. Prior to joining Cabot, Mr. Mason had served since March 2005 as Vice President of Finance and Treasurer of International Paper, a global forest products, paper and packaging company. From 2000 to March 2005, he was Chief Financial Officer of Carter Holt Harvey, a global paper company in Auckland,

New Zealand, which was partially owned by International Paper during those years. Before joining International Paper in 1990, Mr. Mason worked for ExxonMobil between 1985 and 1990 in various roles in its Treasury Department.

Brian A. Berube, age 46, is Vice President and General Counsel. Mr. Berube joined Cabot in 1994 as an attorney in Cabot’s law department and became Deputy General Counsel in June 2001. Mr. Berube was appointed Vice President in March 2002 at which time he was also named Business General Counsel. Mr. Berube has been General Counsel since March 2003.

Eduardo E. Cordeiro, age 41, is Vice President, Corporate Strategy. Mr. Cordeiro joined Cabot in 1998 as Manager of Corporate Planning and served in that position until January 2000. Mr. Cordeiro was Director of Finance and Investor Relations from January 2000 to March 2002, Corporate Controller from March 2002 to July 2003, General Manager of the Fumed Metal Oxides Business from July 2003 to January 2005 and General Manager of the Supermetals Business from January 2005 to May 2008. Mr. Cordeiro also co-managed CSMP from November 2004 to May 2008. Mr. Cordeiro was appointed Vice President in March 2003. He has been responsible for Corporate Strategy since May 2008.

Sean D. Keohane, age 41, is Vice President and General Manager of the Performance Segment. Mr. Keohane joined Cabot in August 2002 as Global Marketing Director. Mr. Keohane was General Manager of the Performance Products Business from October 2003 until May 2008, when he was named General Manager of the Performance Segment. He was appointed Vice President in March 2005. Before joining Cabot, Mr. Keohane worked for Pratt & Whitney, a division of United Technologies, in a variety of leadership positions.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Cabot’s common stock is listed for trading (symbol CBT) on the New York Stock Exchange. As of November 19, 2008, there were 1,123 holders of record of Cabot’s common stock. The tables below show the high and low sales price for Cabot’s common stock for each of the fiscal quarters ended December 31, March 31, June 30, and September 30 and the quarterly cash dividend paid on Cabot’s common stock for the past two fiscal years.

Stock Price and Dividend Data

	Quarters Ended
	December 31	March 31	June 30	September 30
Fiscal 2008
Cash dividends per share	$0.18	$0.18	$0.18	$0.18
Price range of common stock:
High	$40.49	$33.50	$33.72	$33.46
Low	$30.44	$25.47	$24.24	$21.98

Fiscal 2007
Cash dividends per share	$0.18	$0.18	$0.18	$0.18
Price range of common stock:
High	$43.94	$48.50	$49.87	$49.14
Low	$36.54	$43.00	$43.11	$34.48

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2008—July 31, 2008	3,000	$12.08	—	4,316,789
August 1, 2008—August 31, 2008	5,696	$14.37	1,346	4,315,443
September 1, 2008—September 30, 2008	3,597	$14.87	847	4,314,596

Total	12,293		2,193

(1)

On May 11, 2007, we publicly announced that the Board of Directors authorized us to repurchase five million shares of our common stock on the open market or in privately negotiated transactions. On September 14, 2007, the Board of Directors increased the share repurchase authorization to 10 million shares. This authority does not have a set expiration date.

During the fourth quarter of fiscal 2008, all of the 2,193 shares repurchased pursuant to the Board’s authorization were repurchased from employees in private transactions and none were repurchased on the open market. The average price paid for those shares was $28.30.

From time to time, we also repurchase shares of unvested restricted stock from employees whose employment is terminated before such shares vest. These shares are repurchased pursuant to the terms of our equity incentive plans and are not included in the shares repurchased under the Board’s authorization described above. During the fourth quarter of fiscal 2008, we repurchased 10,100 forfeited shares pursuant to the terms of our equity incentive plans. The purchase price for these repurchased shares was the employee’s original purchase price for the stock, which under the terms of our long term incentive compensation program since 1999 has been an amount equal to 30% of the fair market value of such shares on the date of grant. The average price per share paid for these forfeited shares was $10.84.

Item 6.	Selected Financial Data

Years Ended September 30
2008	2007	2006	2005	2004
(Dollars in millions, except per share amounts and ratios)
Consolidated Net Income (Loss)
Net sales and other operating revenues	$3,191	$2,616	$2,543	$2,125	$1,934

Gross profit	484	505	419	433	477
Selling and administrative expenses	246	249	235	240	217
Research and technical expense	74	69	58	59	53
Goodwill and long-lived asset impairment charge	—	—	—	211	—

Income (loss) from operations(a)	164	187	126	(77)	207
Net interest expense and other charges(b)	(52)	(19)	(29)	(16)	(43)

Income (loss) from continuing operations	112	168	97	(93)	164
Benefit (provision) for income taxes(c)	(14)	(38)	(9)	45	(39)
Equity in net income of affiliated companies	8	12	12	12	6
Minority interest	(20)	(15)	(12)	(12)	(9)
Income from operations of discontinued businesses	—	2	2	—	2
Charge from cumulative effect of changes in accounting principles	—	—	(2)	—	—

Net income (loss)	$86	$129	$88	$(48)	$124

Common Share Data
Diluted net income (loss):
Continuing operations	$1.34	$1.87	$1.28	$(0.84)	$1.79
Discontinued operations:
Income from operations of discontinued businesses	—	0.03	0.03	—	0.03
Loss from cumulative effect of changes in accounting principles	—	—	(0.03)	—	—

Net income (loss)	$1.34	$1.90	$1.28	$(0.84)	$1.82

Dividends	$0.72	$0.72	$0.64	$0.64	$0.60
Closing prices	$31.78	$35.53	$37.20	$33.01	$38.57
Average diluted shares outstanding—millions(d)	64	68	68	60	68
Shares outstanding at year end—millions(e)	65	65	64	63	63

Consolidated Financial Position
Total current assets	$1,408	$1,275	$1,255	$1,246	$1,171
Net property, plant and equipment	1,082	1,016	964	834	920
Other assets	368	345	315	294	335

Total assets	$2,858	$2,636	$2,534	$2,374	$2,426

Total current liabilities	$601	$547	$505	$433	$372
Long-term debt	586	503	459	463	506
Other long-term liabilities and minority interest	422	392	374	379	357
Stockholders’ equity	1,249	1,194	1,196	1,099	1,191

Total liabilities and stockholders’ equity	$2,858	$2,636	$2,534	$2,374	$2,426

Working capital	$807	$728	$750	$813	$799

Selected Financial Ratios
Income (loss) from continuing operations as a percentage of sales	3%	6%	4%	(4)%	8%
Return on average stockholders’ equity(f)	8%	11%	9%	(4)%	11%
Net debt to capitalization ratio(g)	30%	25%	22%	24%	24%
Earnings to fixed charges ratio(h)	3	x	5	x	4	x	(1	)x	6	x
Return on investment(i)	7%	10%	7%	(1)%	10%

(a)

Income from operations for fiscal 2008 includes charges of $16 million for the closure of our carbon black facility in Waverly, West Virginia, $6 million for the Company’s 2008 Global restructuring, $4 million for CEO transition costs, $3 million for environmental and legal reserves, $2 million related to the closure of a former carbon black facility, $2 million for debt issuance costs, offset by a gain of $18 million for the sale of land in Altona, Australia and a $2 million reduction in the reserve for respirator claims. Income from operations for fiscal 2007 includes charges of $12 million for legal reserves, $8 million and $1 million for the closure of our carbon black facilities in Waverly, West Virginia and Altona, Australia, respectively, $3 million for global restructuring initiatives, $6 million for environmental reserves and settlement and $4 million related to the acquisition of in-process research and development technology in the Supermetals Business. Income from operations for fiscal 2006 includes charges of $10 million for global restructuring, $11 million of charges related to the closure of our Altona, Australia facility, $3 million for cost reduction initiatives and a $27 million payment in connection with a new tantalum ore agreement. Loss from operations for fiscal 2005 includes charges of $16 million for restructurings and $15 million of charges for cost reduction initiatives in the Supermetals Business. Income from operations for fiscal 2004 includes a charge of $6 million for restructurings, income of $2 million for a reduction of the respirator reserve and income of $1 million for other recoveries.

(b)

Net interest expense and other charges for fiscal 2008 include foreign currency losses of approximately $5 million. Net interest expense and other charges for fiscal 2007 include foreign currency gains of approximately $8 million. Net interest expense and other charges for fiscal 2006 include an $8 million charge related to a foreign currency translation adjustment write-off due to the substantial liquidation of our Altona, Australia entity. Net interest expense and other charges for fiscal 2005 include $2 million of insurance recoveries and $2 million of income related to foreign currency translation adjustments. Net interest expense and other charges for fiscal 2004 include charges of $12 million for an investment impairment and $3 million for foreign currency translation adjustments.

(c)

The Company’s tax rate for fiscal 2008 was a provision of 13%, which includes approximately $11 million of net tax benefits resulting from settlements of various tax audits and reinvestment tax credits during the year. The Company’s tax rate for fiscal 2007 was a provision of 23%, which includes $3 million in tax benefits resulting from the settlement of various tax audits during the year. The Company’s tax rate for fiscal 2006 was a provision of 9%, which includes $18 million in tax benefits from the settlement of various tax audits during the year. The Company’s tax rate for fiscal 2005 was a benefit of 48%, which includes the effect of a $23 million tax settlement benefit. For fiscal 2004 the Company’s tax rate was a provision of 24%.

(d)	The weighted average common shares outstanding for fiscal 2005 excludes approximately 8 million shares as those shares would have had an antidilutive effect due to the Company’s net loss position.
(e)

The shares outstanding as of September 30, 2007 reflect the issuance in July 2007 of approximately 4.7 million shares of common stock upon the conversion of all of our then outstanding shares of Series B Convertible Preferred Stock and the repurchase of approximately 4.6 million shares of common stock during fiscal 2007.

(f)	Return on average stockholders’ equity is calculated using net income excluding minority interest expense divided by the average stockholders’ equity plus minority interest.
(g)

Net debt to capitalization is calculated by dividing total debt (the sum of short-term and long-term debt less cash and short-term marketable securities) by the sum of total stockholder’s equity plus minority interest.

(h)

Earnings to fixed charges is calculated as follows: the sum of (i) adjusted income, defined as Income (loss) from continuing operations plus dividends received from equity affiliates and (ii) fixed charges, defined as the sum of interest on indebtedness, implied interest on rental payments, and preferred stock dividends divided by fixed charges.

(i)

Return on investment is calculated using net income excluding after-tax net interest income and expense and minority interest expense, divided by the average total debt and stockholders’ equity plus minority interest less the average cash and marketable securities during the periods presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our strategy is to deliver earnings growth through leadership in performance materials. We intend to achieve this goal by focusing on margin improvement, capacity expansion and emerging market growth, developing new products and businesses and actively managing our portfolio of businesses.

Drivers of Demand and Key Factors Affecting Profitability

In our Core Segment, demand in the Rubber Blacks Business is influenced primarily by vehicle miles driven and automotive builds. Rubber blacks’ results have been driven by changes in raw material costs, our ability to obtain sales price increases for our products commensurate with increases in raw material costs, global and regional capacity utilization and fixed cost savings achieved from capacity management and technology investment, including the positive impact of energy utilization technology at our manufacturing facilities. Our ability to obtain sales price increases is in part influenced by the time lag of pricing adjustments in our annual and long term supply contracts that contain feedstock related pricing formulas. In the Supermetals Business, demand for tantalum is largely driven by the number of electronic devices produced using tantalum capacitors versus competing materials. Over the past several years capacitors have been made using high efficiency powders that require a lower volume of tantalum powder to achieve the same capacitance, reducing overall demand. Profitability in recent years has largely been determined by our ability to replace volumes that had historically been under contract, the cost of ore under our long-term raw materials supply contract, our ability to implement cost reduction initiatives and a highly competitive market environment.

In our Performance Segment, demand is driven primarily by the construction and infrastructure, automotive, and electronics and consumer products industries and by increasing demand for our products in emerging markets. Results in the Performance Segment have been driven by growth in emerging markets, delivering differentiated products that drive performance in customers’ applications, changes in raw material and energy costs and by our ability to obtain sales price increases for our products commensurate with increases in these costs.

In our New Business Segment, demand for our inkjet colorants and the results of the Inkjet Colorants Business have been driven by a relative increase of printer platforms using our pigments at both new and existing OEM customers and by the inkjet printer cartridge aftermarket. Over the past several years advances in inkjet technology, particularly in printhead and colorant efficiency, have enabled inkjet cartridge manufacturers to achieve similar print quality with less ink, leading to a decreased demand for inkjet pigments. Demand in our Aerogel Business has been driven by the continued evolution to superior methods of insulating to meet regulatory requirements, space considerations and aesthetic needs. Superior MicroPowders continues to be in an early formative stage and does not currently generate material commercial revenue.

In our Specialty Fluids Segment, demand for cesium formate is primarily driven by the level of drilling of high pressure oil and gas wells and by the petroleum industry’s acceptance of our product as a drilling and completion fluid for this application. Results in the Specialty Fluids Business have been driven by the size and type of jobs, the percentage of our total available fluid being utilized in any given period and our ability to expand the use of our fluids outside of the North Sea.

Operating Results for Fiscal 2008

During fiscal 2008, we began to experience the impact of the recent financial and economic crisis. Our product, industry and geographic diversification provided us some stability during most of the year as downturns in demand in North America and Western Europe were offset by continued growth in emerging markets. In the fourth quarter of fiscal 2008, however, demand slowed in all regions as the economic softness took on a more global scope. Our Rubber Blacks Business was unfavorably impacted by rapidly rising raw material costs that outpaced price increases during the year, but we were successful in reducing manufacturing spending and maintaining stable volumes. These efforts led to improved profitability despite a $66 million unfavorable impact from the timing of pricing adjustments in our rubber blacks supply contracts. The Supermetals Business was unfavorably impacted by lower prices and volumes during the year and by higher average raw material costs under our long term tantalum ore supply contract. During the year this Business continued to reduce its inventory levels, generating $7 million of cash and reducing its net working capital by $23 million. In the Performance Segment, despite increased volumes in both Performance Products and Fumed Metal Oxides, results were significantly affected by higher raw material and energy costs that could not be fully offset by increased pricing. The New Business Segment successfully increased revenues in key market segments during the year and took actions to eliminate under-performing projects leading to lower costs. In the Specialty Fluids Segment, we continued to expand our geographic reach, increasing the number of wells using our fluid outside of the North Sea. These successes included projects in Kazakhstan and the Asia Pacific region.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if i) the estimate is complex in nature or requires a high degree of judgment and ii) different estimates and assumptions were used, the result could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our policies and estimates. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates that we believe are critical to the preparation of the Consolidated Financial Statements are presented below.

Revenue Recognition and Accounts Receivable

Our revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which establishes criteria that must be satisfied before revenue is realized or realizable and earned. We recognize revenue when persuasive evidence of a sales arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable. We generally are able to ensure that products meet customer specifications prior to shipment. If we are unable to determine that the product has met the specified objective criteria prior to shipment, the revenue is deferred until product acceptance has occurred.

Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price in accordance with Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs.” Shipping and handling costs are included in cost of sales.

The following table summarizes the percentages of total revenue recognized in each of our reportable segments. Other operating revenues, which represent less than two percent of total revenues, include tolling, servicing and royalties for licensed technology:

	Years ended September 30
	2008	2007	2006
Core Segment
Rubber Blacks Business	60%	55%	55%
Supermetals Business	6%	9%	11%
Performance Segment	30%	32%	30%
New Business Segment	2%	2%	2%
Specialty Fluids Segment	2%	2%	2%

As indicated above, we derive a substantial majority of revenues from the sale of products in our Rubber Blacks Business and Performance Segment. Revenue from these products is typically recognized when the product is shipped and title and risk of loss have passed to the customer. We offer certain customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction in sales at the time revenue is recognized and are estimated based on historical experience and contractual obligations. We periodically review the assumptions underlying the estimates of discounts and volume rebates and adjust revenues accordingly. Certain Rubber Blacks Business and Performance Segment customer contracts contain price protection clauses that provide for the potential reduction in past or future sales prices under specific circumstances. We analyze these contract provisions to determine if an obligation related to these clauses exists and record revenue net of any estimated protection commitments.

Supermetals’ revenues also are generally recognized when the product is shipped and title and risk of loss have passed to the customer. In years prior to fiscal 2007, certain Supermetals Business customer contracts contained price protection clauses that provided for potential reductions in past or future sales prices under specific circumstances. We analyzed these contract provisions to determine if an obligation related to these clauses existed and recorded revenue net of any estimated protection commitments.

The majority of the revenue in the Specialty Fluids business arises from the rental of cesium formate. This revenue is recognized through the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned.

We maintain allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during fiscal 2008 and 2007 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $140 million and $95 million higher as of September 30, 2008 and September 30, 2007, respectively. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. For example, the significant increase in carbon black feedstock costs during fiscal 2008 caused our reported cost of sales in our Rubber Blacks and Performance Products Businesses to be higher than they would have been had we used an inventory valuation method other than LIFO. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales. If, however, we were using a FIFO method, our purchases from 60 days earlier, which were at lower prices, would instead be the first charged to cost of sales. The opposite result could occur during a period of rapid decline in raw material costs.

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

Stock-based Compensation

We follow the methodology of Statement of Financial Accounting Standard (“FAS”) No. 123(R), “Share-Based Payment” (“FAS 123(R)”) using the modified prospective approach to account for all of our stock-based awards. Historically, we have issued significantly more shares of restricted stock than stock options under our equity compensation plans. The fair value of restricted stock under FAS 123(R) is based on intrinsic value at the grant date and is recognized as expense over the service period, which generally represents the vesting period. There are no significant estimates involved in recording compensation costs under the intrinsic value method with the exception of one we make around the probability of forfeitures. Changes in the forfeiture assumption could impact our earnings but would not impact our cash flows. Stock option valuation, on the other hand, requires a number of assumptions to be made.

We use the Black-Scholes option pricing model to calculate the fair value of stock options issued under our equity compensation plans. In determining the fair value of stock options, we make a variety of assumptions and estimates, including discount rates, forfeiture rates, volatility measures, expected dividends and expected option lives. Changes to such assumptions and estimates can result in different fair values and could therefore impact our earnings. Such changes would not impact our cash flows.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”).We perform an impairment test for goodwill at least annually and when events or changes in business circumstances indicate that the carrying value may not be recoverable. To test whether an impairment exists, the fair value of the applicable reporting unit is estimated based on discounted future cash flows. The calculation of fair value is sensitive to both the estimated future cash flows and the discount rate applied to those cash flows. The assumptions used to estimate the discounted cash flows are based on management’s best estimates about selling prices, production and sales volumes, costs, future growth rates, capital expenditures and market conditions over an estimate of the remaining operating period at the reporting unit. The discount rate is based on the weighted average cost of capital that is determined by evaluating the risk-free rate of return, cost of debt and expected equity premiums. If an impairment exists, a loss to write down the value of goodwill to its implied fair value is recorded. While this would have no direct impact on our cash flows, it would reduce our earnings. No impairments were recorded in fiscal 2008, 2007 or 2006.

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

Recently, the ability of financial counterparties to perform under these financial instruments has become less certain. We attempt to take into account the financial viability of counterparties in both valuing the instruments and determining their effectiveness as hedging instruments. If a counterparty was unable to perform, our ability to qualify for hedging certain transactions would be compromised and the realizable value of these financial instruments would be uncertain. As a result, our results of operations and cash flows could be impacted.

We carry a variety of different cash and cash equivalents on our consolidated balance sheets. We continually assess the liquidity of cash and cash equivalents and as of September 30, 2008, we have determined that they are readily convertible to cash.

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

We compute our recorded obligations globally in accordance with U.S. generally accepted accounting principles. Under such principles, if actual results differ from what is projected, the differences are generally accumulated and amortized over future periods and could therefore affect the recognized expense and recorded obligation in such future periods. However, cash flow requirements may be different from the amounts of expense that are recorded in the consolidated financial statements.

Self-Insurance Reserves

We are partially self-insured for certain third party liability, workers’ compensation and employee medical benefits in the United States. The third party and workers’ compensation liabilities are managed through a wholly-owned insurance captive and the related liabilities are included in the consolidated financial statements. The employee medical obligations are managed by a third party provider and the related liabilities are included in the consolidated financial statements. To limit our potential liabilities for these risks, however, we purchase insurance from third parties that provides individual and aggregate stop loss protection. The aggregate self-insured liability for combined workers’ compensation and third party liabilities in the United States in fiscal 2008 is $5.6 million, and the retention for medical costs in the United States is at most $150,000 per person per annum. We have accrued amounts equal to the actuarially determined future liabilities. We determine the actuarial assumptions in collaboration with third party actuaries, based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs and changes in actual experience could cause these estimates to change and impact our earnings and cash flows.

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

Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of members of the Payor Group, (viii) a change in the availability of AO’s insurance coverage, (ix) changes in the allocation of costs among the Payor Group and (x) a determination that our interpretation of the contractual obligations on which we have estimated our share of liability is inaccurate. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount. Further, if the timing of our actual payments made for respirator claims differs significantly from our estimated payment schedule, and we could no longer reasonably predict the timing of such payments, we could then be required to record the reserve amount on an undiscounted basis on our consolidated balance sheets, causing an immediate impact to earnings.

Income Taxes

Our business operations are global in nature, and we are subject to taxes in numerous jurisdictions. Tax laws and tax rates vary substantially in these jurisdictions and are subject to change given the political and economic climate in those countries. We file our tax returns in accordance with our interpretations of each jurisdiction’s tax laws.

Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities. In the ordinary course of our business, there are operational decisions, transactions, facts and circumstances, and calculations which make the ultimate tax determination uncertain. Furthermore, our tax positions are periodically subject to challenge by taxing authorities throughout the world. We have recorded reserves for taxes and associated interest and penalties that may become payable in future years as a result of audits by tax authorities. Certain of these reserves are for uncertain income tax positions taken on income tax returns which are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109” (“FIN 48”).

We adopted FIN 48 effective October 1, 2007 and recorded a cumulative effect of less than a $1 million increase to retained earnings. FIN 48 requires us to record obligations for uncertain tax positions based on an assessment of whether the position is more likely than not to be sustained by the taxing authorities. If this threshold is not met, the full amount of the uncertain tax position is recorded as a liability. If the threshold is met, the tax benefit that is recognized is the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. This analysis presumes the taxing authorities’ full knowledge of the positions taken and all relevant facts, but does not consider the time value of money. We also accrue for interest and penalties on these uncertain tax positions and include such charges in the income tax provision in the consolidated statements of operations.

Reserves for taxes which are not based on income where we believe that the likelihood of an incremental liability being incurred is probable continue to be accounted for in accordance with FAS No. 5, “Accounting for Contingencies” (“FAS 5”). Any significant impact as a result of changes in underlying facts, law, tax rates, tax audit, or review could lead to adjustments to our income tax expense, our effective tax rate, or our cash flow. For example, our results for the first quarter of fiscal 2008 included $8 million of tax credits in China, while our results for the second quarter of fiscal 2008 reflected a reversal of $5 million of these credits due to a change in our evaluation of their availability for carryforward.

Additionally, in accordance with FAS No. 109 “Accounting for Income Taxes” we have established valuation allowances against a variety of deferred tax assets, including net operating loss carry-forwards, foreign tax credits, and other income tax credits. Valuation allowances take into consideration our ability to use these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. Our ability to utilize these deferred tax assets is dependent on achieving our forecast of future taxable operating income over an extended period of time. We review our forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our net deferred tax assets. An increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on our earnings in future periods. The release of valuation allowances in periods when these tax attributes become realizable would reduce our effective tax rate.

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

Newly Issued Accounting Pronouncements

In September 2006, the FASB issued FAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the funded status of benefit plans, measured as the difference between plan assets at fair value and the plan’s benefit obligations, in its statement of financial position. As of September 30, 2007, we adopted the balance sheet impact of reflecting the funded status of the plans using a June 30 measurement date. FAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end. The change in measurement date to September 30 was required on or before September 30, 2009. We elected to early adopt the change in measurement date on September 30, 2008, using the alternative method that resulted in a $4 million decrease to retained earnings in the fourth quarter of fiscal 2008.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair-value measurements have on earnings. The primary areas in which we utilize fair value measures are valuing pension plan assets and liabilities, valuing hedge-related derivative financial instruments, allocating purchase price to the assets and liabilities of acquired companies, and evaluating long-term assets for potential impairment. FAS 157 does not require any new fair value measurements. FAS 157 is effective for us for the first quarter of fiscal 2009. We believe that the adoption of FAS 157 will increase disclosures in our consolidated financial statements but will have no affect on our consolidated results of operations.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FAS 159 is effective for us for the first quarter of fiscal 2009. We have not made any elections to use fair value under FAS 159 as of October 1, 2008.

In December 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. FAS 141(R) is effective on a prospective basis for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combination we enter into after September 30, 2009 will be subject to this new standard.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 will be effective for Cabot beginning on January 1, 2009. We are evaluating the effect of SFAS 161 on our consolidated financial statements.

Results of Operations

During the third quarter of fiscal 2008, management changed its business and regional organizational structure. Under the new organizational structure, Cabot is organized into four business segments: the Core Segment, which is further disaggregated for financial reporting purposes into the Rubber Blacks and the Supermetals Businesses, the Performance Segment, the New Business Segment and the Specialty Fluids Segment. Under the new regional structure, Cabot is organized into three geographic regions: the Americas, which includes North and South America; Europe, Middle East and Africa; and Asia Pacific, including China. Discussions of current and prior year periods reflect these new structures.

Our analysis of financial condition and operating results should be read with our Consolidated Financial Statements and accompanying notes. Unless a calendar year is specified, all references to years in this discussion are to our fiscal years ended September 30.

Fiscal 2008 compared to Fiscal 2007 and Fiscal 2007 compared to Fiscal 2006—Consolidated

Net Sales and Gross Profit

	Years Ended September 30
	2008	2007	2006
	(Dollars in millions)
Net Sales	$3,191	$2,616	$2,543
Gross Profit	$484	$505	$419

The $575 million increase in sales in fiscal 2008, when compared to fiscal 2007, was primarily due to higher prices ($354 million) and the benefit of foreign currency translation on our sales ($215 million). These positive factors were partially offset by slightly lower volumes ($12 million), principally associated with the expiration of a fixed price, fixed volume contract in the Supermetals Business in fiscal 2007 that resulted in an unfavorable comparison for fiscal 2008. The $73 million increase in sales in fiscal 2007 when compared to fiscal 2006 was primarily due to higher volumes ($52 million) and the benefit of foreign currency translation on our sales ($79 million). These factors were partially offset by lower pricing ($44 million), principally resulting from the feedstock related pricing mechanism in our rubber blacks supply contracts and the expiration of fixed price, fixed volume contracts in the Supermetals Business. Additionally, we had $25 million of revenue related to our transportation of a third party’s carbon black feedstock cargo in fiscal 2006 that did not reoccur in fiscal 2007.

Our gross profit was 15% of net sales in fiscal 2008, 19% in fiscal 2007 and 16% in fiscal 2006. Gross profit decreased in fiscal 2008 as raw material cost increases outpaced pricing increases. In fiscal 2007 gross profit increased as the impact of higher volumes and lower relative raw material costs more than offset lower pricing.

Selling and Administrative Expenses

	Years Ended September 30
	2008	2007	2006
	(Dollars in millions)
Selling and Administrative Expenses	$246	$249	$235

Selling and administrative expenses decreased by $3 million in fiscal 2008 when compared to fiscal 2007 primarily due to a $10 million favorable comparison from the fiscal 2007 settlement of the federal carbon black antitrust litigation. This was partially offset by the unfavorable impact of foreign currency translation on our expenses. The $14 million increase in expenses in fiscal 2007 when compared to fiscal 2006 was primarily due to the aforementioned settlement and the unfavorable impact of foreign currency translation.

Research and Technical Expenses

	Years Ended September 30
	2008	2007	2006
	(Dollars in millions)
Research and Technical Expenses	$74	$69	$58

Research and technical expenses increased by $5 million in fiscal 2008 when compared to fiscal 2007, primarily due to increased spending in the Performance Segment for the continued development of differentiated products. The $11 million increase in expenses in fiscal 2007 as compared to fiscal 2006 was due primarily to increased spending associated with new business development opportunities, including the acquisition of $4 million of in-process research and development technology in the Supermetals Business.

Interest and Dividend Income

	Years Ended September 30
	2008	2007	2006
	(Dollars in millions)
Interest and Dividend Income	$4	$10	$5

Interest and dividend income decreased by $6 million in fiscal 2008 when compared to fiscal 2007, and increased by $5 million in fiscal 2007 compared to fiscal 2006. The variability in interest income is due principally to differences in cash balances available for interest earning investments in the comparative periods.

Interest Expense

	Years Ended September 30
	2008	2007	2006
	(Dollars in millions)
Interest Expense	$38	$34	$27

Interest expense increased by $4 million in fiscal 2008 when compared to fiscal 2007, and by $7 million in fiscal 2007 when compared to fiscal 2006. The increases in interest expense in both periods are due principally to increases in debt levels.

Other Income (Charges)

	Years Ended September 30
	2008	2007	2006
	(Dollars in millions)
Other Income (Charges)	$(18)	$5	$(7)

Other income (charges) decreased by $23 million in fiscal 2008 when compared to fiscal 2007 and increased by $12 million in fiscal 2007 when compared to fiscal 2006. The variability in other income is principally due to foreign currency transaction gains or losses in the comparative periods driven by fluctuations in foreign currencies against the U.S. dollar.

Provision for Income Taxes

	Years Ended September 30
	2008	2007	2006
	(Dollars in millions)
Provision for Income Taxes	$(14)	$(38)	$(9)
Tax Rate on Income from Continuing Operations	13%	23%	9%

The provision for income taxes was $14 million for fiscal 2008, resulting in an overall 13% tax rate on income from continuing operations. Our tax rate varies from the U.S. statutory rate of 35% for a variety of reasons. Specifically, our global tax structure provided us with a benefit of approximately $11 million (10%) from the U.S. statutory rate owing primarily to the recognition of income in jurisdictions with lower effective tax rates. We also recorded a benefit of $8 million (7%) in the current year related to the settlement of various tax audits, $3 million (3%) for reinvestment tax credits earned, $4 million (4%) for the utilization of a previously unrecognized capital loss carryforward and a $2 million (2%) charge from miscellaneous adjustments. Excluding settlement and credit benefits, our tax rate would have been approximately 23% for fiscal 2008.

The provision for income taxes was $38 million for fiscal 2007, resulting in an overall 23% tax rate on income from continuing operations. Our global tax structure provided us with a benefit of approximately $16 million (10%) from the U.S. statutory rate owing primarily to the recognition of income in jurisdictions with lower effective tax rates. In addition, we recorded a benefit of approximately $4 million (2%) for research and experimentation credits, $3 million (2%) from various audit settlements and a $2 million (1%) charge from miscellaneous adjustments. Excluding the $3 million in settlement tax benefits, our tax rate would have been approximately 25% for fiscal 2007.

The provision for income taxes was $9 million for fiscal 2006, resulting in an overall 9% tax rate on income from continuing operations. Our global tax structure decreased the amount of tax expense by approximately $10 million (10%) from the U.S. statutory rate. Additionally, we recorded a benefit of $18 million (19%) for various tax audit settlements and a $3 million (3%) charge from miscellaneous adjustments. Excluding the $18 million in settlement tax benefits, our tax rate would have been approximately 29% for fiscal 2006.

Our anticipated tax rate for fiscal 2009 is between 25% and 28%, absent tax settlements and other changes in tax estimates. The IRS is currently examining our 2005 and 2006 tax years. They are also finalizing the audit of our 2003 and 2004 tax years and certain refund and carryback claims that impact the audit period and earlier years. In addition, certain Cabot subsidiaries are under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2009. We have filed our tax returns in accordance with the tax laws in each jurisdiction and maintain tax reserves for differences between tax expense as finally determined and estimated tax expense for exposures that can be reasonably estimated.

Equity in Net Income of Affiliates and Minority Interest in Net Income, net of tax

	Years Ended September 30
	2008	2007	2006
	(Dollars in millions)
Equity in Net Income of Affiliates	$8	$12	$12
Minority interest in net income, net of tax	(20)	(15)	(12)

Equity in net income of affiliates decreased by $4 million in fiscal 2008 when compared to fiscal 2007 due to a $3 million decrease in earnings of our affiliates in Venezuela and Mexico and $1 million from the April 1, 2008 consolidation of results of our equity affiliate in Malaysia. Our share of earnings from equity affiliates was $12 million in both fiscal 2007 and 2006, as increased earnings from our affiliates in Mexico, Venezuela and Malaysia offset the equity earnings of Cabot Japan, which was consolidated as of November 2005.

The increases in minority interest in net income, net of tax, of $5 million and $3 million in fiscal 2008 and 2007, respectively, were primarily due to increased earnings of our joint ventures in China.

Discontinued Operations

In fiscal 2008 we did not record material income or charges related to discontinued operations. In fiscal 2007, we recorded income from discontinued operations of $2 million, which included tax benefits of $3 million, offset by a charge of less than $1 million for legal settlements. During fiscal 2006, we recorded income from discontinued operations of $2 million relating to favorable tax settlements.

Net Income

We reported net income for fiscal 2008 of $86 million ($1.34 per diluted common share). This is compared to net income of $129 million ($1.90 per diluted common share) for fiscal 2007 and $88 million ($1.28 per diluted common share) for fiscal 2006.

Fiscal 2008 compared to Fiscal 2007 and Fiscal 2007 compared to Fiscal 2006—By Business Segment

The following discussion of results includes information on our reportable segment sales and segment (or business) operating profit before tax (“PBT”). Segment PBT is a non-GAAP financial measure and is not intended to replace income (loss) from operations before taxes, the most directly comparable GAAP financial measure. In calculating segment PBT we exclude certain items, meaning items that are significant and unusual or infrequent and not believed to reflect the true underlying business performance. Further, in calculating segment PBT we include equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest and allocated corporate costs but exclude interest expense, foreign currency transaction gains and losses, interest income and dividend income. Our Chief Operating Decision-Maker uses segment PBT to evaluate changes in the operating results of each segment before non-operating factors and before certain items and to allocate resources to the segments. We believe that this non-GAAP measure also assists our investors in evaluating the changes in our results and performance. A reconciliation of segment PBT and income (loss) from operations before taxes is set forth below.

When explaining the changes in our PBT between periods, we use several terms. The term “fixed costs” means fixed manufacturing costs, including utilities. The term “product mix” refers to the various types and grades, or mix, of products sold in a particular Business or Segment during the period, and the positive or negative impact of that mix on the variable margin and profitability of the Business or Segment. The term “LIFO impact” includes two factors: (i) the impact of current, generally higher, inventory cost being recognized immediately in cost of goods sold (“COGS”) under a last-in-first-out method, compared to the older costs that would have been included in COGS under a first-in-first-out method (“COGS impact”); and (ii) the impact of reductions in inventory quantities, causing historical, generally lower, inventory costs to flow through COGS (“liquidation impact”).

Total segment PBT, certain items, other unallocated items and income from continuing operations before income taxes for fiscal 2008, 2007 and 2006 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note T of our Consolidated Financial Statements.

	Years Ended September 30
	2008	2007	2006
	(Dollars in millions)
Total segment PBT	$184	$232	$180

Certain items	(13)	(34)	(51)
Other unallocated items	(59)	(30)	(32)

Income from continuing operations before income taxes	$112	$168	$97

The $48 million decrease in total segment PBT in fiscal 2008 when compared to fiscal 2007 was primarily driven by the unfavorable impact ($55 million) of rising raw material costs that could not be fully offset by price increases. Additionally, total segment PBT was unfavorably affected by lower volumes ($11 million), principally in the Supermetals Business from the expiration of a fixed price, fixed volume contract in fiscal 2007. These unfavorable factors were partially offset by the benefit of foreign currency translation ($16 million). The $52 million increase in total segment PBT in fiscal 2007 when compared to fiscal 2006 was primarily driven by higher volumes ($26 million) and the favorable impact ($24 million) of pricing relative to our raw material costs.

Certain Items:

Details of the certain items for fiscal 2008, 2007 and 2006 are as follows:

	Years Ended September 30
	2008	2007	2006
	(Dollars in millions)
Environmental reserves and legal settlements	$(3)	$(8)	$—
Reserve for respirator claims	2	—	—
Carbon Black federal antitrust litigation	—	(10)	—
CEO transition costs	(4)	—	—
Debt issuance costs	(2)	—	—
Acquisition of in-process research and development technology	—	(4)	—
Tantalum ore settlement payment	—	—	(27)
Cost reduction initiatives	—	—	(3)
Restructuring initiatives:
2008 Global	(6)	—	—
2006 Global	—	(3)	(10)
Altona, Australia	18	(1)	(11)
North America	(16)	(8)	—
Europe	(2)	—	—

Total certain items	$(13)	$(34)	$(51)

Other unallocated items

Details of other unallocated items for fiscal 2008, 2007 and 2006 are as follows:

	Years Ended September 30
	2008	2007	2006
	(Dollars in millions)
Interest expense	$(38)	$(34)	$(27)
Equity in net income of affiliated companies	(8)	(12)	(12)
Other income and foreign currency transaction gains (losses)	(13)	16	7

Total other unallocated items	$(59)	$(30)	$(32)

In fiscal 2008, the $29 million decrease in other income and foreign currency transaction losses resulted from the devaluation of the Brazilian Real and a decrease in interest income principally due to lower cash balances available for interest earning investments. The increase from fiscal 2006 to fiscal 2007 resulted from the strengthening of foreign currencies against the U.S. Dollar, particularly the Euro and British pound.

Core Segment

Sales and PBT for the Rubber Blacks and Supermetals Businesses, which together comprise the Core Segment, for fiscal 2008, 2007 and 2006 are as follows:

	Years Ended September 30
	2008	2007	2006
	(Dollars in millions)
Rubber Blacks Business Sales	$1,868	$1,416	$1,378
Supermetals Business Sales	195	233	292

Segment Sales	$2,063	$1,649	$1,670

Rubber Blacks Business PBT	$101	$93	$69
Supermetals Business PBT	(9)	16	41

Segment PBT	$92	$109	$110

Rubber Blacks Business

The $452 million increase in sales in the Rubber Blacks Business in fiscal 2008, when compared to fiscal 2007, was primarily due to higher prices ($308 million) resulting from feedstock related price increases and the benefit of foreign currency translation on our sales ($147 million). Volumes for fiscal 2008 were flat compared to fiscal 2007 as lower volumes in North America and Europe offset strong growth in Asia Pacific. The $38 million increase in sales in the Rubber Blacks Business in fiscal 2007, when compared to fiscal 2006, was primarily due to increased volumes ($58 million) and the benefit of foreign currency translation on our sales ($49 million). During fiscal 2007, volumes grew by 4% when compared to fiscal 2006 due principally to growth in China and other emerging regions, which more than offset weakness in North America. These positive factors were partially offset by lower pricing ($46 million), principally from the feedstock related pricing mechanism in our rubber blacks supply contracts and a $25 million unfavorable comparison from our transportation of carbon black feedstock cargo for a third party in fiscal 2006 that did not reoccur in fiscal 2007.

During fiscal 2007 we announced our intention to close our Waverly, West Virginia carbon black manufacturing plant as a result of declining demand driven by weakness in the North American tire industry. This facility ceased production during fiscal 2008. Restructuring charges associated with the closure were recorded as part of our North American restructuring initiatives as certain items during fiscal 2008 and 2007.

Rubber Blacks PBT increased by $8 million in fiscal 2008 when compared to fiscal 2007. Reduced manufacturing spending, the benefit of foreign currency translation and increased pricing more than offset a significant increase in raw material costs during the year. The $24 million increase in PBT in the Rubber Blacks Business in fiscal 2007 when compared to fiscal 2006 was primarily due to the positive impact ($18 million) of pricing relative to our raw material costs, principally in our non-contracted business, and higher volumes ($20 million). These positive factors were partially offset by increased fixed costs from operating manufacturing units, principally in China and Brazil, for the full year of fiscal 2007 that were not fully operational in fiscal 2006.

Generally, our rubber blacks supply contracts have provided for a price adjustment on the first day of each quarter to account for changes in feedstock costs and, in some cases, changes in other relevant costs. The feedstock adjustments are based upon the average of a relevant index over a three-month period. Because of the need to communicate these adjustments to our customers in a timely manner, the contracts typically provide for the adjustments to be calculated in the final month of the preceding quarter. Accordingly, the calculation is typically based upon the average of the three months preceding the month in which the calculation is made. In periods of rapidly rising feedstock costs this time lag can have a significant unfavorable impact on the results of the Rubber Blacks Business. This was the case in fiscal 2008 when results were unfavorably affected by $66 million, compared to an unfavorable $6 million in fiscal 2007. We intend to reduce this time delay as contracts allow. Due to the timing of the expiration of contracts, our ability to effect this change will take place over the next 18-24 months.

Outlook for 2009

The global economic slowdown is likely to affect our results in fiscal 2009. We expect demand to remain weak in North America because of continued softness in the tire industry and we are experiencing significant slowing of demand in other parts of the world stemming from recent announcements of tire production curtailments. We will curtail our own production as appropriate to meet demand requirements. Recent declines in feedstock costs will help our profitability and cash flows in the first half of fiscal 2009. We continue to invest in energy utilization technology and anticipate commissioning new units during fiscal 2009, which should benefit our cost position.

Supermetals Business

Over the past several years, both sales and PBT in the Supermetals Business have been unfavorably impacted by the expiration of fixed volume, fixed price contracts, which has led to lower prices and volumes. The last of these contracts expired at the end of the first quarter of fiscal 2007 causing an unfavorable sales and PBT comparison for fiscal 2008.

Sales in the Supermetals Business decreased by $38 million in fiscal 2008 compared to fiscal 2007 and by $59 million in fiscal 2007 compared to fiscal 2006. Lower tantalum volumes unfavorably impacted sales by $31 million and $37 million when comparing fiscal 2008 to fiscal 2007 and fiscal 2007 to fiscal 2006, respectively. Lower tantalum pricing impacted sales by $12 million and $28 million for the comparative periods. During fiscal 2008, foreign currency translation benefited sales in the Supermetals Business by $6 million, partially offsetting the aforementioned unfavorable factors.

PBT in the Supermetals Business decreased by $25 million in fiscal 2008 compared to fiscal 2007 and by $25 million in fiscal 2007 compared to fiscal 2006. The decrease in PBT in the Supermetals Business during these comparative periods was heavily influenced by the expiration of contracts. Lower volumes unfavorably impacted the Business by $14 million and $13 million when comparing fiscal 2008 to fiscal 2007 and fiscal 2007 to fiscal 2006, respectively, while the unfavorable impact of lower pricing was $12 million and $28 million for the comparative periods, respectively. During fiscal 2008, lower costs positively impacted the Business by $6 million. When comparing fiscal 2007 to fiscal 2006, costs were lower by $24 million.

In fiscal 2006 we made a lump sum payment of $27 million to a supplier of tantalum ore to terminate a prior supply and other related agreements and entered into a new three year agreement, which ends in December 2008. Higher ore costs resulting from this agreement impacted the Business by $4 million in fiscal 2008 when compared to fiscal 2007 and by $7 million in fiscal 2007 when compared to fiscal 2006.

Outlook for 2009

The global economic slowdown is likely to adversely affect the Supermetals Business during fiscal 2009 as demand for our products is highly dependent upon the electronics industry. However, price increases implemented during fiscal 2008 should begin to impact results during fiscal 2009. Our existing long-term raw material contract, which serves a portion of our needs, expires at the end of December 2008. While there can be no assurance as to availability of ore or its price in the future, given currently available sources and our current ore inventory levels, we believe we have an adequate supply of ore for the near term.

Performance Segment

Sales and PBT for the Performance Segment for fiscal 2008, 2007 and 2006 are as follows:

	Years Ended September 30
	2008	2007	2006
	(Dollars in millions)
Performance Products Business Sales	$646	$541	$488
Fumed Metal Oxides Business Sales	287	270	253

Segment Sales	$933	$811	$741

Segment PBT	$102	$131	$81

The $122 million increase in sales in the Performance Segment in fiscal 2008, when compared to fiscal 2007, was primarily due to the benefit of foreign currency translation on our sales ($59 million), higher prices ($53 million), due in part to rising feedstock costs, and increased volumes ($11 million). Volumes in Performance Products and Fumed Metal Oxides increased by 1% and 2%, respectively, in fiscal 2008 when compared to fiscal 2007. Sales in the Performance Segment increased by $70 million in fiscal 2007 when compared to fiscal 2006. The increase was due primarily to the benefit of foreign currency translation on our sales ($32 million), increased selling prices principally to keep pace with raw material cost increases in our Performance Products Business ($20 million) and stronger volumes driven by increased demand ($19 million). During fiscal 2007, volumes in the Performance Products Business increased by 2% and volumes in the Fumed Metal Oxides Business increased by 5% when compared to fiscal 2006.

Fiscal 2008 PBT was $29 million lower than fiscal 2007 driven principally by the impact ($29 million) of higher raw material costs that could not be fully offset by increased pricing. This included a $17 million unfavorable LIFO impact, of which the unfavorable COGS impact was $22 million and the liquidation impact was a favorable $5 million. Additionally, the business continued to invest in the development of differentiated products and geographic expansion resulting in increased selling, technical and administrative expenses. These unfavorable factors could not be fully offset by the positive impact of higher volumes or the benefit of foreign currency translation. The $50 million increase in PBT in the Performance Segment in fiscal 2007, when compared to fiscal 2006, was driven primarily by higher prices ($29 million), principally from feedstock related price increases in the Performance Products Business, and higher volumes ($11 million) driven by strong demand.

We continue to expand manufacturing capabilities for the Performance Segment, particularly in emerging markets. During fiscal 2008, we announced plans to build a masterbatch facility in Dubai to serve increasing plastics demand in the Middle East. We also signed a joint venture agreement for the construction of a second fumed silica facility in China. During fiscal 2007, we completed the construction of a specialty carbon black manufacturing unit for the Performance Products Business at our plant in Tianjin, China with an annual nameplate capacity of approximately 20,000 metric tons. The unit became operational in September 2007. During fiscal 2006, we commissioned a new fumed silica manufacturing facility in Jiangxi, China with an annual nameplate capacity of approximately 4,800 metric tons. The unit became operational in June 2006.

Outlook for 2009

Weaker global demand is likely to adversely affect us in fiscal 2009 as our Performance Segment is highly dependent upon the automotive, construction and electronics sectors. We continue to invest in differentiated products and capacity expansion in emerging markets. Recent declines in feedstock costs will help our profitability and cash flows in the first half of fiscal 2009.

New Business Segment

Sales and PBT for the New Business Segment for fiscal 2008, 2007 and 2006 are as follows:

	Years Ended September 30
	2008	2007	2006
	(Dollars in millions)
Inkjet Colorants Business Sales	$43	$46	$47
Aerogel Business Sales	10	3	2
Superior MicroPowders Sales	4	2	4

Segment Sales	$57	$51	$53

Segment PBT	$(34)	$(33)	$(27)

Sales in the New Business segment increased by $6 million in fiscal 2008, when compared to fiscal 2007. The increase was primarily due to increased sales in the Aerogel Business and higher revenues in Superior MicroPowders. These increases were partially offset by lower volumes and an unfavorable product mix in the Inkjet Colorants Business. The $2 million decrease in sales in the New Business Segment in fiscal 2007, when compared to fiscal 2006 was due principally to lower volumes in the Inkjet Colorants Business and the transition from government to commercial revenues in Superior MicroPowders. The inkjet volume declines resulted from significant weakness in the aftermarket segment of the small office, home office inkjet market as aggressive competition from the OEM cartridge manufacturers and improved ink efficiencies depressed demand in this market segment.

The loss in the New Business Segment grew slightly in fiscal 2008 when compared to fiscal 2007. Higher volumes ($4 million) were offset by an unfavorable product mix ($2 million), and slightly higher fixed costs in the Aerogel Business associated with production to fulfill orders for the oil and gas and construction market segment ($3 million). The loss in PBT in the New Business Segment grew by $6 million in fiscal 2007, when compared to fiscal 2006, driven primarily by lower volumes ($3 million) due to softness in the inkjet aftermarket segment and the transition from government to commercial revenues in Superior MicroPowders. Continued investment in our new businesses, an unfavorable foreign currency translation impact and higher raw material costs all unfavorably affected profitability and were only partially offset by lower fixed costs resulting from a temporary plant shutdown in the Aerogel Business during a portion of fiscal 2007.

In 2006, we entered into a cross license agreement with Aspen Aerogel, Inc. (“Aspen”) where each party granted certain intellectual property rights to the other. In consideration for the license of certain patents granted by Cabot we are entitled to payments totaling $38 million. We received $4 million, $2 million and $1 million in fiscal 2008, 2007 and 2006, respectively, of installment payments which have been recorded in earnings. The remaining $31 million is payable in installments over the next five years, and will be recognized in earnings if and when collectibility is reasonably assured.

During the third quarter of fiscal 2008 we terminated work on under-performing projects in the New Business Segment resulting in workforce reductions. Restructuring charges associated with these actions were recorded as part of our 2008 Global restructuring initiatives as certain items during fiscal 2008.

Outlook for 2009

We continue to secure orders and partner with customers in our new businesses, which should lead to revenue growth within this Segment during fiscal 2009 despite the slowing global economy. The New Business Segment will also benefit from cost reduction actions taken during fiscal 2008.

Specialty Fluids Segment

Sales and PBT for the Specialty Fluids Segment for fiscal 2008, 2007 and 2006 are as follows:

	Years Ended September 30
	2008	2007	2006
	(Dollars in millions)
Segment Sales	$68	$58	$44
Segment PBT	$24	$25	$16

During fiscal 2008, sales increased by $10 million compared to fiscal 2007 driven by an increase in the number of jobs using our fluid. A decrease in rental revenue between the two periods resulted in slightly lower PBT. When comparing fiscal 2007 to fiscal 2006, sales and PBT increased by $14 million and $9 million, respectively. This increase was due to a larger number of wells using our fluid during the year.

We remain focused on expanding the usage of our fluids outside of the North Sea as a key element of continued growth in this Segment. During fiscal 2008, 21% of sales in the Specialty Fluids Segment was from regions outside of the North Sea, compared to 17% in fiscal 2007 and 6% in fiscal 2006.

Outlook for 2009

We anticipate a slowing of drilling activity in the North Sea during the coming 18 to 24 months driven by the timing of projects in this region. However, as a result of our success in market development outside of the North Sea during fiscal 2007 and 2008, we are optimistic about the continued geographic expansion of the business.

Cash Flows and Liquidity

Overview

As of September 30, 2008, we had a substantial liquidity position, comprised of cash and ample availability under our committed credit facilities. We had cash or cash equivalents of $129 million, and current availability under our revolving and other credit facilities of approximately $153 million. While the availability of our credit facilities is dependent upon the financial viability of our lenders, we have no reason to believe that such liquidity will be unavailable or decreased. Our excess cash in the U.S was invested in Money Market Funds (MMF) throughout the fiscal year. In September 2008, however, due to the recent financial market turmoil, we withdrew our investments from MMFs and placed excess cash on deposit with our main cash management bank. We had no material losses on our cash and marketable securities investments during fiscal 2008. All available cash is now on deposit with banking institutions that we believe to be financially sound.

We have also reviewed our derivative positions, which include interest rate swaps, cross-currency swaps and forward foreign currency contracts, from the perspective of counterparty risk and believe that we continue to transact with strong, creditworthy institutions. Looking forward to 2009, we anticipate sufficient liquidity from cash flows and access to existing credit facilities to meet our operational needs and financial obligations. Our liquidity derived from cash flows is, to a large degree, predicated on our ability to collect our receivables in a timely manner, the cost of our raw materials and our ability to manage inventory levels.

While the recent turmoil in the financial markets has reduced the value of our pension assets, we believe that our investing strategies have been sufficiently prudent so as to not require any contributions to be made to our defined benefit plans in fiscal 2009. We may, however, elect to make a voluntary contribution to the plans during the year.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows, which appears in Item 8 of this report.

Cash Flows from Operating Activities

Cash generated by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $124 million in fiscal 2008 compared to $309 million in fiscal 2007. Sources of cash from operating activities in fiscal 2008 included net income of $86 million and non-cash charges related to depreciation and amortization of $163 million. These sources of cash were offset by the use of cash to fund receivables and inventories. Specifically, we had a $63 million increase in accounts receivable primarily attributable to feedstock related price increases and a $68 million increase in inventories caused by higher carbon black feedstock costs. This was in spite of our efforts to reduce inventory quantities during the course of the year. Accounts payable and accrued liabilities increased by $11 million as a result of higher feedstock costs and the timing of raw material deliveries and payments. The positive cash flow for fiscal 2007 was primarily generated from strong net income of $129 million and depreciation and amortization of $149 million. There were no significant movements in working capital for the full year of fiscal 2007.

As discussed above, during fiscal 2008, our increase in working capital was primarily due to an escalation of carbon black feedstock costs. While such increased costs are generally recovered through higher selling prices, there is a period of several months between the time when cash is paid for inventory purchases and when it is received from subsequent sales. This leads to an increase in our cash requirements. During the fourth quarter of fiscal 2008, feedstock costs began to decline. Should this feedstock cost decline continue, we would anticipate that our cash position would be enhanced.

Potential Operating Cash Activities

Restructurings

As of September 30, 2008, we had $3 million of total restructuring costs in accrued expenses in the consolidated balance sheet related to the closure of our plant in Waverly, West Virginia and our 2008 global restructuring plan. We made cash payments of $11 million during fiscal 2008 related to restructuring costs. We expect to make cash payments related to these restructuring activities of approximately $3 million in fiscal 2009.

Repatriation of Foreign Currency

As of September 30, 2008, we had cash denominated in Bolivars at a Venezuelan subsidiary of approximately $9 million which has been translated at the official exchange rate. We continue to be concerned about the amount that we will be able to receive when we repatriate some or all of this cash as we have not received approval to exchange the Bolivars at the official rate. If we are unable to repatriate this cash at the official exchange rate or if the official exchange rate devalues, we may incur additional reductions to our earnings and translated cash balances would be reduced.

Environmental and Litigation

We have recorded a $9 million reserve on a discounted basis ($10 million on an undiscounted basis) as of September 30, 2008, for environmental remediation costs at various sites. These sites are primarily associated with businesses divested in prior years. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Additionally, we have recorded a $14 million reserve on a discounted basis ($24 million on an undiscounted basis) for respirator claims as of September 30, 2008. This reserve for respirator claims was reduced during fiscal 2008 by approximately $2 million based on an updated analysis of this exposure. We also have other litigation costs associated with lawsuits arising in the ordinary course of business including claims filed against us in connection with certain discontinued operations.

The following table represents the estimated future undiscounted payments related to our environmental and respirator reserves.

	Future Payments by Fiscal Year
	2009	2010	2011	2012	2013	Thereafter	Total
	(Dollars in millions)
Environmental	$3	$1	$1	$1	$1	$3	$10
Litigation—respirator	1	1	2	1	1	18	24

Total	$4	$2	$3	$2	$2	$21	$34

Employee Benefit Plans

We provide defined benefit plans for all U.S. and some foreign employees. We have an unfunded status as of September 30, 2008 for consolidated defined benefit plans of $25 million and postretirement benefit plans of $87 million. Our U.S. qualified defined benefit plan is overfunded by approximately $2 million. We currently believe, as indicated above and despite the recent turmoil in the financial markets, that we will not have any funding requirements relative to these plans in the near term, although we may elect to make voluntary contributions to the plans.

Our postretirement benefit plans provide certain health care and life insurance benefits for retired employees. Typical of such plans, our postretirement plans are unfunded. We paid benefits under these plans of $6 million in the U.S. and less than $1 million outside of the U.S. during fiscal 2008. In order to limit our financial exposure, we established a per retiree cap in the U.S. in 1992 on the amount we would contribute to retiree medical costs.

Cash Flows from Investing Activities

Cash flows from investing activities consumed $176 million of cash in fiscal 2008 compared to $143 million in fiscal 2007. The change in cash used in investing activities is primarily attributable to an increase of $58 million for capital spending on property, plant and equipment. The increase in capital spending was partially offset by proceeds of $18 million received from the sale of the land on which our Altona, Australia carbon black plant was located and by $7 million related to the consolidation of one of our equity affiliates. Capital expenditures in fiscal 2008 included spending for rubber blacks capacity expansion at an existing facility in China, residual spending on our new performance products manufacturing unit in China and new energy centers at other rubber blacks facilities. The energy centers use tail gas from the rubber blacks plant to produce steam or generate electricity that is either used in the plant or sold externally, offsetting utility costs.

Capital expenditures in fiscal 2007 of $141 million included the initial expenditures related to the construction of energy centers at three of our carbon black facilities and spending to complete the on-going construction of our rubber blacks and performance products units in China.

Capital expenditures for fiscal 2009 are expected to be approximately $150 million compared to $199 million for fiscal 2008. Our capital expenditure plan for fiscal 2009 includes completing the construction of four more energy centers, after which the percentage of our rubber blacks plants equipped with energy centers will increase from approximately 50% to approximately 70%.

During 2007, we purchased $95 million and received proceeds of $95 million from short term investments, which were mainly auction rate securities that generally reset every twenty-eight days even though their ultimate maturities were 20 years and longer. During fiscal 2008, we ceased investing in auction rate securities.

Cash Flows from Financing Activities

Financing activities provided $23 million in cash flows in fiscal 2008 compared to a use of $211 million in fiscal 2007. In both years, financing cash flows were primarily driven by changes in our repurchases of our common stock, debt levels and dividend payments. In particular, in fiscal 2008 our stock repurchases totaled $35 million, compared to $202 million in fiscal 2007.

Debt

During fiscal 2008, proceeds from long-term debt provided $110 million, partially offset by repayments of $13 million, bringing our total long-term debt to $625 million as of September 30, 2008. This long-term debt, of which $39 million is current, matures at various times over the next nineteen years. Of this $625 million, $354 million was either issued as fixed interest rate debt or has been effectively converted to fixed rate debt through the use of interest rate swaps that change floating rates to fixed rates. The weighted-average interest rate on fixed rate long-term debt is 5%, including the effects of the interest rate swaps. The remaining $271 million of long term debt was issued as variable rate debt or was effectively swapped so as to create variable rate debt. This includes $38 million fixed-to-floating swaps on two medium term notes and a fixed-to-floating swap on $35 million on a bond issued by one of our European subsidiaries. The weighted-average interest rate on variable interest rate long-term debt is 4.5% including the effects of the interest rate swaps and is based on the prevailing variable interest rates as of September 30, 2008. The current fair value of all the swaps is approximately $1 million.

Under our existing revolving credit facility we may borrow up to $400 million. The revolving line of credit permits us to borrow funds on an unsecured basis in multiple currencies that are freely tradable and convertible into U.S. dollars at floating interest rates. The credit facility expires in August 2010. As of September 30, 2008, we had outstanding borrowings of $243 million, and $16 million in standby letters of credit under this agreement. The remaining availability under the revolving credit facility as of September 30, 2008 was approximately $140 million. The credit facility contains various affirmative, negative and financial covenants which are customary for financings of this type, including financial covenants for maximum indebtedness and, under certain conditions, minimum cash flow requirements. As of September 30, 2008, we were in compliance with all of the covenants. While the borrowings under our revolver are not due until 2010, we will endeavor to begin to pay down such debt early if our operating cash flows prove sufficiently favorable.

At September 30, 2008, in addition to the $16 million of standby letters of credit issued under our revolving credit facility, we have provided standby letters of credit and bank guarantees totaling $39 million, which expire in fiscal 2010.

A downgrade of one level in our credit rating is not anticipated. Should it occur, however, it would not affect our ability to borrow money under our existing revolving credit facility but would affect the cost of this borrowing and we would be subject to one additional cash flow financial covenant.

In addition, we have $9 million in committed facilities available to us at various locations throughout the world.

During fiscal 2008, we entered into a five year loan facility for 215 million RMB ($31 million) that will be used to fund capital expenditures at our rubber blacks facility located in Tianjin, China. As of September 30, 2008, we had 120 million RMB ($18 million) outstanding under this facility.

During fiscal 2007, proceeds from long-term debt provided $72 million, partially offset by repayments of $47 million.

The following table provides a summary of our outstanding long-term debt. For the details of each refer to Footnote I, Debt and Other Obligations in the Notes to Consolidated Financial Statements.

	September 30
	2008	2007
	(Dollars in millions)
Variable Rate Debt:
$400 million Revolving Credit Facility drawdowns	243	145
Chinese Renminbi Notes, due 2009 – 2012, 6.9% to 7.6%	40	31

Total variable rate debt	283	176
Fixed Rate Debt:
Medium Term Notes (due 2009 – 2027, 6.57% to 8.28%)	128	128
Euro Bond, due 2013, 5.25%, net of discount	176	174
Guarantee of ESOP Note, due 2013, 8.29%	30	34
Other, due 2014 and 2027, 7.75% and 2%	6	4

Total fixed rate debt	340	340
Capital lease, due 2009 – 2021	2	2

Total debt	625	518
Less current portion of long-term debt	(39)	(15)

Total long-term debt	$586	$503

Share repurchases

During fiscal year 2008, we repurchased 935,400 shares of our common stock on the open market for a total cost of approximately $28 million. As of September 30, 2008, we have approximately 4.3 million shares remaining for repurchase under the Board of Directors’ share repurchase authorization. Additionally, we repurchased approximately 243,000 shares from employees to satisfy tax withholding obligations for a cost of approximately $7 million and approximately 111,000 forfeited shares under our equity incentive plans for a cost of approximately $1 million. During fiscal 2007, we repurchased approximately 4.6 million shares of our common stock on the open market for a total cost of $190 million. Additionally, we repurchased approximately 277,000 shares from employees who sold us shares to satisfy tax withholding obligations for a cost of approximately $11 million and approximately 119,000 forfeited shares under our equity incentive plans for a cost of approximately $1 million.

Dividend payments

In fiscal 2008, 2007 and 2006, we paid cash dividends on our common stock of $0.72, $0.72 and $0.64, respectively, per share of common stock. These cash dividends payments totaled $47 million, $48 million and $43 million in each of the respective years.

Off-balance sheet arrangements

We had no material transactions that meet the definition of an off-balance sheet arrangement.

Contractual Obligations

The following table sets forth our long-term contractual obligations which are described in greater detail in Note R in the notes to our Consolidated Financial Statements in Item 8.

	Payments Due by Fiscal Year
	2009	2010	2011	2012	2013	Thereafter	Total
	(Dollars in millions)
Contractual Obligations(4)
Purchase commitments	$360	$269	$191	$173	$155	$1,296	$2,444
Long-term debt(1)	39	262	39	41	183	61	625
Fixed interest on long-term debt(3)	18	17	15	14	8	30	102
Variable interest on long-term debt(2)(3)	11	6	3	2	1	—	23
Operating leases	27	18	14	10	9	42	120

Total	$455	$572	$262	$240	$356	$1,429	$3,314

(1)	Includes capital lease obligations of $2 million over the years presented.
(2)	Variable interest is based on the variable debt outstanding and prevailing variable interest rates as of September 30, 2008.
(3)	Includes the impact of interest rate swaps that either change fixed rates to floating rates or floating rates to fixed rates.
(4)	We are unable to estimate potential future payments related to pension obligations and uncertain tax positions.

Purchase commitments

We have long-term, volume-based purchase commitments for raw materials with various key suppliers in our Core and Performance Segments.

Operating Leases

We have operating leases primarily comprised of leases for transportation vehicles, warehouse facilities, office space, and machinery and equipment.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through long- and short-term borrowings and denominate our transactions in a variety of foreign currencies. Changes in these rates may have an impact on future cash flows and earnings. We manage these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.

We have policies governing our use of derivative instruments. We do not enter into financial instruments for trading or speculative purposes and all of the derivative instruments we enter into are reviewed and approved by our Financial Risk Management Committee, an internal management committee responsible for overseeing Cabot’s financial risk management policy.

By using derivative instruments, we are subject to credit and market risk. The fair market value of the derivative instruments is determined by a quoted market price and reflects the asset or (liability) position as of September 30, 2008. If a counterparty fails to fulfill its performance obligations under a derivative contract, our credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. We minimize counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. As of September 30, 2008, the counterparties that we have executed derivatives with were rated between A and AA by Standard and Poor’s. Our exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow.

Interest Rate Risk

As of September 30, 2008, we had long-term debt, including the current portion, totaling $625 million, which has both variable and fixed interest rate components. We have entered into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant. We endeavor to maintain a certain fixed-to-floating interest rate mix on our long-term debt. As most of our long-term debt was issued at fixed rates, we use interest rate swaps to achieve the desired fixed-to-floating interest rate mix.

The table below summarizes the principal terms of our interest rate swap transactions, including the notional amount of the swap, the interest rate payment we receive from and pay to our swap counterparty, the term of the transaction, and its fair market value at September 30, 2008.

Description	Notional Amount	Receive	Pay	Fiscal Year Entered Into	Maturity (Fiscal Year)	Fair Market Value at September 30, 2008
						(USD)
Interest Rate Swaps—Fixed to Variable	USD 8 million	8.28% Fixed	US-6 month LIBOR + 3.14%	2007	2012	—
	USD 30 million	7.18% Fixed	US-6 month LIBOR + 2.42%	2006	2009	—
	USD 35 million	5.25% Fixed	US-6 month LIBOR + 0.62%	2003	2013	1 million

Interest Rate Swaps—Variable to Fixed	JPY 9.3 Billion	JPY-6 month LIBOR	0.85% Fixed	2006	2010	—

Foreign Currency Risk

Our international operations are subject to certain risks, including currency exchange rate fluctuations and government actions. In general, we endeavor to match the currency in which we issue debt to the currency of our major, stable cash receipts. In some situations we have issued debt denominated in U.S. dollars and then entered into cross currency swaps that exchange our dollar principal and interest payments into a currency where we expect long-term, stable cash receipts. In one case, we have borrowed against our revolving credit facility in Japanese yen. This debt is designated as a net investment hedge to offset currency fluctuations associated with the investments we have made in our Japanese subsidiaries. The following table summarizes the principal terms of our long-term foreign currency swap transactions, including the notional amount of the swap, the interest rate payment we receive from and pay to our swap counterparty, the term of the transaction and its fair market value at September 30, 2008.

Description	Notional Amount	Receive	Pay	Fiscal Year Entered Into	Maturity (Fiscal Year)	Fair Market Value at September 30, 2008
						(USD)
Cross Currency Swaps	USD 140 million swapped to EUR 124 million	5.25% Fixed	5.0% Fixed	2003	2013	(33 million)

	USD 35 million swapped to EUR 31 million	US-6 month LIBOR	EUR-6 month LIBOR	2003	2013	(9 million)

	USD 41 million swapped to JPY 5.0 Billion	US-3 month LIBOR	JPY-3 month LIBOR + 0.04%	2002	2009	(6 million)

Foreign currency exposures also relate to current assets and current liabilities denominated in foreign currencies other than the functional currency of a given subsidiary as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, we use short-term forward contracts to minimize the exposure to foreign currency risk. These forward contracts typically have a duration of 30 days. In fiscal 2008 and fiscal 2007, none of our forward contracts were designated as FAS 133 hedging instruments. As of September 30, 2008, we had $42 million in net foreign currency forward contracts, which were denominated in Japanese yen, British pound sterling, Canadian dollar, and Australian dollar.

In certain situations where we have a long-term commitment denominated in a foreign currency we may enter into appropriate financial instruments in accordance with our risk management policy to hedge future cash flow exposures.

During fiscal 2006, we purchased a series of call options to buy the Australian dollar at agreed strike prices to mitigate the currency risk associated with a three-year tantalum ore supply agreement denominated in Australian dollars. The principal terms of the call options are outlined in the table below.

Description	Notional Amount	Weighted Average Strike Price	Option Frequency	Fiscal Year Entered Into	Maturity (Fiscal Year)	Fair Market Value at September 30, 2008
AUD Call Options	AUD 17 million	0.746 USD/AUD	Monthly	2006	2009	USD 1 million

Commodity Risk

For the calendar year 2008, five of our carbon black plants in Europe are subject to mandatory greenhouse gas emission (“GHG”) trading schemes. Our objective is to ensure compliance with the European Union (“EU”) Emission Trading Scheme, which is based upon a Cap-and-Trade system that establishes a maximum allowable emission credit for each ton of CO2 emitted. European Union Allowances (“EUAs”) originate from the individual EU state’s country allocation process and are issued by that country’s government. A company that has an excess of EUAs based on the CO2 emissions limits may sell EUAs in the Emission Trading Scheme and if they have a shortfall, a company can buy EUAs or Certified Emission Reduction (CER) units to comply.

During fiscal 2008, to limit the variability in cost to our European operations, we committed to current prices by entering into agreements which run from calendar year 2008 to 2012 to purchase CERs and to sell EUAs. The following table summarizes the principal terms of these transactions and the fair market value at September 30, 2008.

Description	Notional Amount	Buyer/Seller	Fiscal Year Entered Into	Maturity (Fiscal Year)	Fair Market Value at September 30, 2008
					(USD)
CERs	EUR 14 million	Buyer	2008	2009-2013	(4 million)
EUAs	EUR 17 million	Seller	2008	2009-2013	4 million

Item 8.	Financial Statements and Supplementary Data

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30
	2008	2007	2006

	(In millions, except per share amounts)
Net sales and other operating revenues	$3,191	$2,616	$2,543
Cost of sales	2,707	2,111	2,124

Gross profit	484	505	419
Selling and administrative expenses	246	249	235
Research and technical expenses	74	69	58

Income from operations	164	187	126
Interest and dividend income	4	10	5
Interest expense	(38)	(34)	(27)
Other income (charges)	(18)	5	(7)

Income from continuing operations before taxes, equity in net income of affiliated companies and minority interest	112	168	97
Provision for income taxes	(14)	(38)	(9)
Equity in net income of affiliated companies, net of tax of $3, $2 and $3	8	12	12
Minority interest in net income, net of tax of $4, $6 and $3	(20)	(15)	(12)

Income from continuing operations	86	127	88
Income from discontinued businesses, net of tax	—	2	2

Income before cumulative effect of changes in accounting principles	86	129	90
Loss from cumulative effect of changes in accounting principles, net of tax of $1	—	—	(2)

Net income	86	129	88
Dividends on preferred stock, net of tax of none, $1 and $1	—	(1)	(2)

Income available to common shares	$86	$128	$86

Weighted-average common shares outstanding, in millions:
Basic	63	62	60

Diluted	64	68	68

Income (loss) per common share:
Basic:
Continuing operations	$1.37	$2.03	$1.42
Income from discontinued businesses	—	0.03	0.03

Income before cumulative effect of changes in accounting principles	$1.37	$2.06	$1.45
Loss from cumulative effect of changes in accounting principles	—	—	(0.03)

Net income per share—basic	$1.37	$2.06	$1.42

Diluted:
Continuing operations	$1.34	$1.87	$1.28
Income from discontinued businesses	—	0.03	0.03

Income before cumulative effect of changes in accounting principles	$1.34	$1.90	$1.31
Loss from cumulative effect of changes in accounting principles	—	—	(0.03)

Net income per share—diluted	$1.34	$1.90	$1.28

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30
	2008	2007

	(In millions, except share and per share amounts)
Current assets:
Cash and cash equivalents	$129	$154
Short-term marketable securities investments	1	2
Accounts and notes receivable, net of reserve for doubtful accounts of $5 and $6	646	563
Inventories	523	442
Prepaid expenses and other current assets	72	72
Deferred income taxes	30	35
Assets held for sale	7	7

Total current assets	1,408	1,275

Investments:
Equity affiliates	53	65
Long-term marketable securities and cost investments	1	3

Total investments	54	68

Property, plant and equipment	2,921	2,823
Accumulated depreciation and amortization	(1,839)	(1,807)

Net property, plant and equipment	1,082	1,016

Goodwill	34	34
Intangible assets, net of accumulated amortization of $11 and $10	3	4
Assets held for rent	45	42
Deferred income taxes	173	120
Other assets	59	77

Total assets	$2,858	$2,636

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30
	2008	2007

	(In millions, except share and per share amounts)
Current liabilities:
Notes payable to banks	$91	$67
Accounts payable and accrued liabilities	426	427
Income taxes payable	38	36
Deferred income taxes	7	2
Current portion of long-term debt	39	15

Total current liabilities	601	547

Long-term debt	586	503
Deferred income taxes	18	16
Other liabilities	294	300
Commitments and contingencies (Note R)
Minority interest	110	76
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Series B ESOP Convertible Preferred Stock 7.75% Cumulative:
Authorized: None and 200,000 shares
Issued: None and none	—	—
Outstanding: None and none
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 65,403,100 and 65,424,674 shares	65	65
Outstanding: 65,277,715 and 65,279,803 shares
Less cost of 125,385 and 144,871 shares of common treasury stock	(4)	(5)
Additional paid-in capital	21	—
Retained earnings	1,143	1,119
Deferred employee benefits	(30)	(34)
Notes receivable for restricted stock	(21)	(19)
Accumulated other comprehensive income	75	68

Total stockholders’ equity	1,249	1,194

Total liabilities and stockholders’ equity	$2,858	$2,636

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30
	2008	2007	2006

	(In millions)
Cash Flows from Operating Activities:
Net income	$86	$129	$88
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	163	149	131
Deferred tax (provision) benefit	(30)	(27)	2
Gain on sale of property, plant and equipment	(12)	—	—
Cumulative effect of accounting changes	—	—	2
Equity in net income of affiliated companies	(8)	(12)	(12)
Minority interest in net income	20	15	12
Asset impairment charges	—	—	8
Non-cash compensation	30	23	26
Expense of acquired in-process research and development technology	—	4	—
Other non-cash charges, net	(1)	2	1
Changes in assets and liabilities, net of acquisitions and the effect of consolidation of equity affiliates:
Accounts and notes receivable	(63)	(6)	(58)
Inventories	(68)	(8)	82
Prepaid expenses and other current assets	29	16	(22)
Accounts payable and accrued liabilities	(11)	20	24
Income taxes payable	8	2	(41)
Other liabilities	(22)	(11)	2
Cash dividends received from equity affiliates	2	7	5
Other	1	6	2

Cash provided by operating activities	124	309	252

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(199)	(141)	(188)
Acquisition of interest in equity affiliate	7	—	(19)
Acquisition of in-process research and development technology	—	(4)	—
Proceeds from sales of property, plant and equipment	18	5	9
Increase in assets held for rent	(2)	(3)	(3)
Purchase of marketable securities investments	—	(95)	(20)
Proceeds from maturity of marketable securities investments	—	95	56

Cash used in investing activities	(176)	(143)	(165)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	126	70	31
Repayments under financing arrangements	(130)	(55)	(7)
Proceeds from long-term debt	110	72	34
Repayments of long-term debt	(13)	(47)	(44)
Increase (decrease) in notes payable to banks, net	14	(8)	—
Repayments of debt related to Cabot Japan	—	(1)	(25)
Proceeds from cash contributions received from minority interest stockholders	8	—	2
Proceeds from sales of common stock	1	9	9
Purchases of common stock	(35)	(202)	(39)
Cash dividends paid to minority interest stockholders	(18)	(12)	(7)
Cash dividends paid to stockholders	(47)	(48)	(43)
Proceeds from restricted stock loan repayments	7	11	7

Cash provided by (used in) financing activities	23	(211)	(82)

Effect of exchange rate changes on cash	4	10	3

Increase (decrease) in cash and cash equivalents	(25)	(35)	8
Cash and cash equivalents at beginning of year	154	189	181

Cash and cash equivalents at end of year	$129	$154	$189

Income taxes paid	$41	$39	$18
Interest paid	34	30	28
Restricted stock issued for notes receivable, net of forfeitures	8	10	7

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended September 30

(In millions, except shares in thousands)

	Preferred Stock, net of Treasury Stock		Common Stock, net of Treasury Stock		Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Deferred Employee Benefits	Notes Receivable for Restricted Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Cost	Shares	Cost
2006
Balance at September 30, 2005	44	$23	62,820	$58	$32	$1,127	$(41)	$(42)	$(19)	$(39)	$1,099
Net income						88						$88
Foreign currency translation adjustment, net of tax of $5										29		29
Change in unrealized gain on derivative instruments, net of tax of $3										6		6
Minimum pension liability adjustment, net of tax of $6										14		14

Other comprehensive income												49

Comprehensive income											137	$137

Common dividends paid						(41)					(41)
Issuance of stock under employee compensation plans, net of forfeitures			1,089	1	42				(10)		33
Purchase and retirement of common and treasury stock			(1,233)	(1)	(38)						(39)
Preferred stock conversion	(5)	(5)	757	1	4						—
Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit of $1						(2)					(2)
Principal payment by Employee Stock Ownership Plan under guaranteed loan								4			4
Reversal of unearned compensation upon the implementation of FAS 123 (R)					(29)	(12)	41				—
Cumulative effect of change in accounting principle					(4)						(4)
Notes receivable for restricted stock—payments and forfeitures									9		9

Balance at September 30, 2006	39	$18	63,433	$59	$7	$1,160	$—	$(38)	$(20)	$10	$1,196

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended September 30

(In millions, except shares in thousands)

	Preferred Stock, net of Treasury Stock		Common Stock, net of Treasury Stock		Additional Paid-In Capital	Retained Earnings	Deferred Employee Benefits	Notes Receivable for Restricted Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Cost	Shares	Cost
2007
Balance at September 30, 2006	39	$18	63,433	$59	$7	$1,160	$(38)	$(20)	$10	$1,196
Net income						129					$129
Foreign currency translation adjustment, net of tax of $12									51		51
Change in unrealized gain on derivative instruments, net of tax of $4									8		8
Minimum pension liability adjustment, net of tax of $3									6		6

Other comprehensive income											65

Comprehensive income										194	$194

Common dividends paid						(47)				(47)
Issuance of stock under employee compensation plans, net of forfeitures			1,041	1	26			(11)		16
Amortization of share-based compensation					23					23
Tax benefit on vesting of restricted stock					6					6
Purchase and retirement of common and treasury stock			(4,864)	(5)	(96)	(101)				(202)
Preferred stock conversion	(39)	(18)	5,670	5	34	(21)				—
Preferred dividends paid to Employee Stock Ownership Plan, net of tax benefit of $1						(1)				(1)
Principal payment by Employee Stock Ownership Plan under guaranteed loan							4			4
Notes receivable for restricted stock—payments and forfeitures								12		12
Effect of the adoption of FAS 158, net of tax of $1									(7)	(7)

Balance at September 30, 2007	—	$—	65,280	$60	$—	$1,119	$(34)	$(19)	$68	$1,194

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended September 30

(In millions, except shares in thousands)

	Preferred Stock, net of Treasury Stock		Common Stock, net of Treasury Stock		Additional Paid-In Capital	Retained Earnings	Deferred Employee Benefits	Notes Receivable for Restricted Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Cost	Shares	Cost
2008
Balance at September 30, 2007	—	$—	65,280	$60	$—	$1,119	$(34)	$(19)	$68	$1,194
Net income						86					86
Foreign currency translation adjustment, net of tax of $12									7		7
Change in unrealized loss on marketable securities, net of tax of $—									(1)		(1)
Change in unrealized gain on derivative instruments, net of tax of $—									—		—

Other comprehensive income											6

Comprehensive income										92	$92

Common dividends paid						(47)				(47)
Issuance of stock under employee compensation plans, net of forfeitures			1,188	$2	12			(10)		4
Amortization of share-based compensation					26					26
Tax benefit on vesting of restricted stock					5					5
Purchase and retirement of common and treasury stock			(1,190)	$(1)	(22)	(12)				(35)
Principal payment by Employee Stock Ownership Plan under guaranteed loan							4			4
Notes receivable for restricted stock—payments and forfeitures								8		8
Change in funded status of retirement plans, net of tax of $1									1	1
Cumulative effect of change in accounting principle—adoption of FIN 48 and the measurement date provision of FAS 158, net of tax of $1						(3)				(3)

Balance at September 30, 2008	—	$—	65,278	$61	$21	$1,143	$(30)	$(21)	75	1,249

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

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less at date of acquisition. The cash balance excludes checks issued but not paid of $2 million and $5 million that are included in notes payable to banks on the consolidated balance sheets at September 30, 2008 and 2007, respectively.

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

Cabot capitalizes interest cost in accordance with Financial Accounting Standard (“FAS”) No. 34, “Capitalization of Interest Cost.” This statement establishes standards for capitalizing interest cost as part of the historical cost of acquiring and constructing certain assets that require a period of time to get them ready for their intended use. During fiscal 2008, 2007 and 2006, Cabot capitalized $3 million, $1 million, and $3 million, respectively, of interest cost as part of the cost of constructing manufacturing lines in China, Brazil and the U.S. These amounts will be amortized over the life of the related assets.

Goodwill and Other Intangible Assets

Cabot accounts for goodwill and other intangible assets in accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”). Goodwill is comprised of the cost of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually. The annual review consists of the comparison of each reporting unit’s carrying value to its fair value, which is performed as of March 31. The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates, capital expenditures, discount rates and market conditions over an estimate of the remaining operating period. If an impairment exists, a loss is recorded to write-down the value of goodwill to its implied fair value.

Cabot’s intangible assets are primarily comprised of patented and unpatented technology and other intellectual property. Finite lived intangible assets are amortized over their estimated useful lives. Amortization expense was less than $1 million in each of fiscal 2008, 2007, and 2006.

Assets Held for Rent

Assets held for rent represent cesium formate product in the Specialty Fluids Business that will be rented to customers in the normal course of business. Assets held for rent are stated at average cost. At September 30, 2008 and 2007, Cabot had assets held for rent of $45 million and $42 million, respectively.

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

During the fourth quarter of fiscal 2007, the Company classified $7 million of land acquired in connection with the purchase of Showa Cabot K.K. (see further discussion in Note B) as assets held for sale. This land continues to be classified as held for sale as of September 30, 2008 as it is being actively marketed and is still expected to be sold within the next twelve months.

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

The Company adopted FIN 47 in the fourth quarter of fiscal 2006, which resulted in the recognition of an ARO reserve of $7 million and an after tax charge of $4 million. This charge is reflected as a cumulative effect of a change in accounting principle in the consolidated statements of operations. The ARO reserves were $11 million and $10 million at September 30, 2008 and 2007, respectively.

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

Foreign Currency Translation

The functional currency of the majority of Cabot’s foreign subsidiaries is the local currency in which the subsidiary operates. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet dates. Income and expense items are translated at average monthly exchange rates during the year. Unrealized currency translation adjustments are accumulated as a separate component of other comprehensive income within stockholders’ equity. Realized and unrealized foreign currency gains and losses arising from transactions denominated in currencies other than the subsidiary’s functional currency are reflected in net income with the exception of (i) intercompany transactions considered to be of a long-term investment nature; and (ii) foreign currency borrowings designated as net investment hedges. Gains or losses arising from these transactions are also included as a component of other comprehensive income. Included in Other income (charges) are net foreign currency transaction losses of $5 million in fiscal 2008, gains of $7 million in fiscal 2007 and losses of $1 million in fiscal 2006. Cabot recorded a loss of $8 million in fiscal 2006 related to currency translation adjustments recorded upon substantial liquidation of certain Cabot subsidiaries. There were no substantial liquidations of Cabot subsidiaries during fiscal 2008 or fiscal 2007.

Financial Instruments

Cabot’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, short-term and long-term debt, and derivative instruments. The carrying values of Cabot’s financial instruments approximate fair value, with the exception of long-term debt that has not been designated with a fair value hedge. This portion of long-term debt is recorded at face value. The fair values of derivative instruments are based on quoted market prices or are derived using observable inputs. Derivative financial instruments are used to manage certain of Cabot’s foreign currency and interest rate exposures, which exist as part of the Company’s on-going business operations. Cabot does not enter into financial instruments for speculative purposes, nor does Cabot hold or issue any financial instruments for trading purposes. Derivative financial instruments are accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by FAS No. 138, “Accounting for Derivative Instruments and Hedging Activities” and related interpretations (“FAS 133”), and are measured and recorded at fair value on the consolidated balance sheets. Cabot formally documents the relationships between hedging instruments and hedged items, as well as its risk management objective.

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

Revenue Recognition

Cabot’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which establishes criteria that must be satisfied before revenue is realized or realizable and earned. Cabot recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable. Cabot generally is able to ensure that products meet customer specifications prior to shipment. If the Company is unable to determine that the product has met the specified objective criteria prior to shipment, the revenue is deferred until product acceptance has occurred.

Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price in accordance with Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs.” Shipping and handling costs are included in cost of sales.

The following table summarizes the percentages of total revenue recognized in each of the Company’s reportable segments. Other operating revenues, which represent less than two percent of total revenues, include tolling, servicing and royalties for licensed technology:

	Years ended September 30
	2008	2007	2006
Core Segment
Rubber Blacks Business	60%	55%	55%
Supermetals Business	6%	9%	11%
Performance Segment	30%	32%	30%
New Business Segment	2%	2%	2%
Specialty Fluids Segment	2%	2%	2%

As indicated above, Cabot derives a substantial majority of its revenues from the sale of products in the Rubber Blacks Business and Performance Segment. Revenue from these products is typically recognized when the product is shipped and title and risk of loss have passed to the customer. The Company offers certain of its customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction in sales at the time revenue is recognized and are estimated based on historical experience and contractual obligations. Cabot periodically reviews the assumptions underlying its estimates of discounts and volume rebates and adjusts its revenues accordingly. Certain Rubber Blacks Business and Performance Segment customer contracts contain price protection clauses that provide for the potential reduction in past or future sales prices under specific circumstances. Cabot analyzes these contract provisions to determine if an obligation related to these clauses exists and records revenue net of any estimated protection commitments.

Supermetals’ revenues also are generally recognized when the product is shipped and title and risk of loss have passed to the customer. Prior to fiscal 2007, certain Supermetals customer contracts contained price protection clauses that provided for the potential reduction in past or future sales prices under specific circumstances. Cabot analyzed these contract provisions to determine if an obligation related to these clauses existed and recorded revenue net of any estimated protection commitments.

The majority of the revenue in the Specialty Fluids business arises from the rental of cesium formate. This revenue is recognized through the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned.

Accounts Receivable

Trade receivables are recorded at the invoiced amount and do not bear interest. Trade receivables in China may be settled with the receipt of bank issued non-interest bearing notes. These notes totaled 82 million Chinese Renminbi (“RMB”) ($12 million) and 170 million RMB ($23 million) as of September 30, 2008 and 2007, respectively, and are included in accounts and notes receivable. Cabot periodically sells a portion of the trade receivables in China at a discount. These transactions are accounted for as sales under the provisions of FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). The difference between the proceeds from the sale and the carrying value of the receivables is recognized as a loss on the sale of receivables and is included in other income (charges) in the accompanying consolidated statements of operations. During fiscal 2008, 2007 and 2006, the Company recorded charges of $4 million, $2 million and $1 million, respectively, for the sale of these receivables.

Cabot maintains allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during fiscal 2008 and 2007 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

Stock-based Compensation

Cabot follows the provisions of FAS No. 123(R), “Share-Based Payment.” The Company adopted FAS 123(R) using the modified prospective method in fiscal 2006. FAS 123(R) requires companies to recognize stock-based awards granted to employees as compensation expense on a fair value method. Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period, and includes an estimate of the awards that will be forfeited. Cabot calculates the fair value of its stock options using the Black-Scholes option pricing model and the fair value of restricted stock using the intrinsic value method.

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

On October 1, 2007, the Company adopted FIN 48. The adoption resulted in an increase to retained earnings of less than $1 million. FIN 48 requires that the Company records its obligation for uncertain tax positions based on an assessment of whether the position is more likely than not to be sustained by the taxing authorities. If this threshold is not met, the full amount of the uncertain tax position is recorded as a liability. If the threshold is met, the tax benefit that is recognized is the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. This analysis presumes the taxing authorities’ full knowledge of the positions taken and all relevant facts, but does not consider the time value of money. The Company also accrues for interest and penalties on its uncertain tax positions and includes such charges in its income tax provision in the consolidated statements of operations.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, which is included as a component of stockholders’ equity, includes unrealized gains or losses on available-for-sale marketable securities and derivative instruments, currency translation adjustments in foreign subsidiaries, translation adjustments on foreign equity securities, minimum pension liability adjustments and the effect of the adoption of FAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”) and FIN 48.

Environmental Costs

Cabot accrues environmental costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. When a single liability amount cannot be reasonably estimated, but a range can be reasonably estimated, Cabot accrues the amount that reflects the best estimate within that range or the low end of the range if no estimate within the range is better. The amount accrued reflects Cabot’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Cabot discounts all, or a portion, of environmental and other long-term liabilities to reflect the time value of money if the amount of the liability and the amount and timing of cash payments for the liability are fixed and reliably determinable. The liability will be discounted at a rate that will produce an amount at which the liability theoretically could be settled in an arm’s length transaction with a third party. This discounted rate may not exceed the risk-free rate for maturities comparable to that of the liability. Cabot does not reduce its estimated liability for possible recoveries from insurance carriers. Proceeds from insurance carriers are recorded when realized by either the receipt of cash or a contractual agreement.

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

Newly Issued Accounting Pronouncements

In September 2006, the FASB issued FAS 158. FAS 158 requires an employer to recognize the funded status of benefit plans, measured as the difference between plan assets at fair value and the plan’s benefit obligations, in its statement of financial position. As of September 30, 2007, Cabot adopted the balance sheet impact of reflecting the funded status of the plans using a June 30 measurement date. FAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end. For Cabot, the change in measurement date to September 30 was required on or before September 30, 2009. The Company elected to early adopt the change in measurement date on September 30, 2008, using the alternative method that resulted in a $4 million decrease to retained earnings in the fourth quarter of fiscal 2008.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair-value measurements have on earnings. The primary areas in which the Company utilizes fair value measures are valuing pension plan assets and liabilities, valuing hedge-related derivative financial instruments, allocating purchase price to the assets and liabilities of acquired companies, and evaluating long-term assets for potential impairment. FAS 157 does not require any new fair value measurements. FAS 157 is effective for Cabot for the first quarter of fiscal 2009. The Company expects that the adoption of FAS 157 will increase disclosures in its consolidated financial statements but will have no effect on the consolidated statement of operations.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FAS 159 is effective for Cabot for the first quarter of fiscal 2009. The Company has not made any elections to use fair value under FAS 159 as of October 1, 2008.

In December 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. FAS 141(R) is effective on a prospective basis for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combination the Company enters into after September 30, 2009 will be subject to this new standard.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for the ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in the parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for Cabot for the first quarter of fiscal 2010, ending on December 31, 2009. The Company is evaluating the impact of FAS 160 on its consolidated financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. FAS 161 will be effective for the Company beginning on January 1, 2009. The Company currently is evaluating the effect of FAS 161 on its consolidated financial statements.

Note B. Acquisitions

Cabot Malaysia

On April 1, 2008, Cabot purchased additional shares of its equity affiliate in Malaysia, Cabot Malaysia Sdn. Bhd. (“Cabot Malaysia”) for less than $1 million. This purchase increased Cabot’s equity ownership in Cabot Malaysia from 49% to approximately 51%, resulting in Cabot’s control of the affiliate and, therefore, consolidation of Cabot Malaysia’s operating results in the Company’s consolidated financial statements as of April 1, 2008.

Prior to the acquisition, Cabot’s investment in Cabot Malaysia was accounted for as an equity method investment and the earnings or losses were reflected through the single line item “Equity in net income of affiliated companies” in the consolidated statements of operations. Cabot’s investment was included in the line item “Investments: Equity affiliates” in the consolidated balance sheets. As of April 1, 2008, Cabot’s share of the earnings or losses are reflected through several line items within the consolidated statements of operations while the minority shareholders’ share of the earnings or losses are reflected in “Minority interest in net income”, and Cabot’s investment in the entity is reflected in each of the relevant asset and liability accounts in the consolidated balance sheet as of September 30, 2008.

In accordance with FAS No. 141, “Business Combinations” (“FAS 141”), the acquisition of the incremental shares has been accounted for as a purchase. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Since the purchase price was actually less than the fair value of the net assets purchased, there was a slight reduction to the fair value of the long-lived assets.

Cabot Japan K.K.

Cabot had a 50:50 joint venture arrangement with Showa Denko K.K. in an entity called Showa Cabot K.K. (“SCK”). On November 8, 2005, Cabot purchased Showa Denko K.K.’s 50% joint venture interest in SCK for $19 million and renamed the entity Cabot Japan K.K. (“Cabot Japan”). As a result of the acquisition and consolidation of Cabot Japan, Cabot assumed the remaining 50% of SCK’s debt obligations of $13 million for total debt of $26 million at the date of acquisition. In addition, Cabot assumed $8 million of SCK’s pension liabilities.

Prior to the acquisition, Cabot’s investment in SCK was accounted for as an equity method investment. Included in Cabot’s consolidated results for the year ended September 30, 2006 are 50% of the operating results of SCK from October 1, 2005 through November 7, 2005 and 100% of the operating results of SCK (now Cabot Japan) from November 8, 2005 through September 30, 2006.

The following unaudited pro forma financial information reflects the consolidated results of operations of Cabot for the year ended September 30, 2006 as though the acquisition of SCK had occurred on the first day of the respective period. The pro forma operating results are presented for comparative purposes only and do not purport to present Cabot’s actual operating results for these periods or results that may occur in the future:

Twelve Months Ended September 30, 2006
(In millions, except per share data)
Net Sales	$2,555

Income from continuing operations	$90
Income from discontinued businesses, net of tax	2
Cumulative effect of accounting changes, net of tax	(2)
Dividends on preferred stock, net of tax benefit	(2)

Net income	$88

Net income per common share:
Basic:
Continuing operations	$1.42
Income from discontinued businesses	0.03
Loss from cumulative effect of changes in accounting principles	(0.03)

Net income (loss) per share—basic	$1.42

Diluted:
Continuing operations	$1.29
Income from discontinued businesses	0.03
Loss from cumulative effect of changes in accounting principles	(0.03)

Net income (loss) per share—diluted	$1.29

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

Note C. Discontinued Operations

In fiscal 2007, Cabot recorded income from discontinued operations of $2 million which included tax benefits of $3 million, partially offset by a charge of less than $1 million for legal settlements. During fiscal 2006, the Company recorded income of $2 million relating to favorable tax settlements.

Cabot did not have material income or charges related to discontinued operations in fiscal 2008.

Note D. Inventories

Inventories, net of LIFO, are as follows:

	September 30
	2008	2007

	(Dollars in millions)
Raw materials	$193	$154
Work in process	58	77
Finished goods	246	184
Other	26	27

Total	$523	$442

Inventories valued under the LIFO method comprised approximately 14% and 23% of total inventories in fiscal 2008 and 2007, respectively. At September 30, 2008 and 2007, the LIFO reserve was $140 million and $95 million, respectively. Other inventory is comprised of certain spare parts and supplies.

During fiscal 2008, 2007 and 2006, inventory quantities were reduced at the Company’s U.S. Supermetals site. Additionally, during fiscal 2008 and 2006 inventory quantities were reduced at the Company’s U.S. Rubber Blacks and Performance Products sites leading to liquidations of LIFO inventory quantities. These LIFO layer liquidations resulted in a decrease of cost of goods sold of $14 million, $4 million and $6 million and an increase in net income of $9 million ($0.14 per diluted common share), $3 million ($0.04 per diluted common share) and $4 million ($0.06 per diluted common share) for fiscal 2008, 2007 and 2006, respectively.

Cabot reviews inventory for potential obsolescence periodically. In this review, Cabot makes assumptions about the future demand for and market value of the inventory and, based on these assumptions, estimates the amount of obsolete, unmarketable or slow moving inventory. At September 30, 2008 and 2007, the obsolete inventory reserve was $14 million and $12 million, respectively.

Note E. Investments

Equity Affiliates—Cabot has investments in equity affiliates in the Rubber Blacks and Fumed Metal Oxides Businesses. These investments are accounted for using the equity method. Cabot does not disclose its equity affiliate financial statements separately by entity because none of them are individually material to the consolidated financial statements. The following summarized results of operations and financial position include Cabot’s equity based affiliates for the periods presented below. The results of Cabot Malaysia, which began to be consolidated in fiscal 2008, have been included in the fiscal 2007 and 2006 results, but have been excluded from the fiscal 2008 results:

	September 30
	2008	2007	2006

	(Dollars in millions)
Condensed Income Statement Information:
Net sales	$262	$261	$248
Gross profit	48	71	49
Net income	16	26	18
Condensed Balance Sheet Information:
Current assets	$102	$93	$96
Non-current assets	65	87	90
Current liabilities	56	33	51
Non-current liabilities	8	20	21
Net assets	103	127	114

At September 30, 2008 and 2007, Cabot had equity affiliate investments of $53 million and $65 million, respectively. Dividends received from these investments were $2 million, $10 million and $5 million in fiscal 2008, 2007 and 2006, respectively.

Marketable Securities—Cabot holds short-term and long-term investments in available-for-sale marketable securities. These investments had a fair market value of $1 million and $4 million as of September 30, 2008 and 2007, respectively. These fair values include $1 million of unrealized losses and $1 million of unrealized gains that have been excluded from earnings and reported as a separate component of other comprehensive income within stockholders’ equity as of September 30, 2008 and 2007, respectively. Cabot made no purchases or sales of available-for-sale securities during fiscal 2008. During fiscal 2007, Cabot paid $95 million and received proceeds of $95 million for purchases and sales of available-for-sale securities. There were no gross realized gains (losses) from the sale of available-for-sale securities in fiscal 2008, 2007 or 2006. Additionally, the Company did not record any unrealized losses to earnings from impaired investments during fiscal 2008, 2007 or 2006. The majority of available-for-sale marketable securities that matured during fiscal 2007 were auction rate securities. As of September 30, 2008, the Company did not hold any investments in auction rate securities. As of September 30, 2008 and 2007, $1 million and $2 million, respectively, are classified as short-term investments and less than $1 million and $2 million, respectively, of available-for-sale securities are classified as long-term investments.

No dividends were received from available-for-sale marketable securities during fiscal 2008, 2007 or 2006.

Cost Investments—Cabot had cost-based investments in the amount of $1 million at September 30, 2008 and 2007, which are classified as long-term. No sales of cost-based investments occurred during fiscal 2008, 2007 or 2006.

Note F. Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	September 30
	2008	2007

	(Dollars in millions)
Land and improvements	$67	$71
Buildings	416	397
Machinery and equipment	2,136	2,093
Other	130	134
Construction in progress	172	128

Total property, plant and equipment	2,921	2,823
Less: accumulated depreciation	(1,839)	(1,807)

Net property, plant and equipment	$1,082	$1,016

Depreciation expense was $162 million, $148 million and $130 million for fiscal 2008, 2007 and 2006, respectively.

Note G. Goodwill and Other Intangible Assets

Cabot had goodwill balances of $34 million at both September 30, 2008 and 2007. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the years ended September 30, 2008 and 2007 are as follows:

	Rubber Blacks Business	Performance Segment	Total
	(Dollars in millions)
Balance at September 30, 2006	$21	$10	$31
Foreign currency translation adjustment	2	1	3

Balance at September 30, 2008 and 2007	$23	$11	$34

As required by FAS 142, impairment tests are performed at least annually. The Company performed its annual FAS 142 impairment assessment as of March 31, 2008 and determined that there was no impairment.

Cabot does not have any indefinite-lived intangible assets. Finite-lived intangible assets consist of the following:

	Years Ended September 30
	2008			2007
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(Dollars in millions)
Patents	$13	$(10)	$3	$13	$(9)	$4
Other intellectual property	—	—	—	1	(1)	—

Total	$13	$(10)	$3	$14	$(10)	$4

Intangible assets are amortized over their estimated useful lives, which range from two to fifteen years, with a weighted average amortization period of ten years. Amortization expense amounted to less than $1 million in each of fiscal 2008, 2007 and 2006 and is included in cost of goods sold. Amortization expense is estimated to be less than $1 million in each of the next three fiscal years.

In 2006, Cabot entered into a cross license agreement with Aspen Aerogel, Inc. (“Aspen”) where each party granted certain intellectual property rights to the other. In consideration for the license of certain patents granted by Cabot, the Company is entitled to payments totaling $38 million. Cabot received $4 million, $2 million and $1 million in fiscal 2008, 2007 and 2006, respectively, of installment payments which have been recorded in earnings. The remaining $31 million is payable in installments over the next five years, and will be recognized in earnings if and when collectability is reasonably assured.

Note H. Accounts Payable, Accrued Liabilities and Other Liabilities

Accounts payable and accrued liabilities included in current liabilities consisted of the following:

	September 30
	2008	2007

	(Dollars in millions)
Accounts payable	$314	$305
Accrued employee compensation	39	45
Accrued restructuring	3	4
Other accrued liabilities	70	73

Total	$426	$427

Other long-term liabilities consisted of the following:

	September 30
	2008	2007

	(Dollars in millions)
Employee benefit plan liabilities	$113	$130
Non-current tax liabilities	62	46
Financial instrument liabilities	48	52
Other accrued liabilities	71	72

Total	$294	$300

Note I. Debt and Other Obligations

The Company’s long-term obligations, the calendar year in which they mature and their respective interest rates are summarized below:

	September 30
	2008	2007

	(Dollars in millions)
Variable Rate Debt:
$400 million Revolving Credit Facility:
Yen drawdown, due 2010, 1.28%	$88	$80
US Dollar drawdowns, due 2010, 3.05% to 3.73%	155	65
Chinese Renminbi Notes, due 2009 – 2012, 6.9% to 7.6%	40	31

Total variable rate debt	283	176
Fixed Rate Debt:
Medium Term Notes (average stated rate):
Notes due 2012 – 2022, 8.28%	$44	$44
Notes due 2009 – 2011, 7.21%	45	45
Notes due 2027, 7.28%	8	8
Note due 2027, 6.57%	1	1
Notes due 2018, 7.42%	30	30

Total Medium Term Notes	128	128
Eurobond, due 2013, 5.25%, net of discount	176	174
Guarantee of ESOP Note, due 2013, 8.29%	30	34
Other, due 2014 and 2027, 7.75% and 2%	6	4

Total fixed rate debt	340	340
Capital lease, due 2009 – 2021	2	2

Total debt	625	518
Less current portion of long-term debt	(39)	(15)

Total long-term debt	$586	$503

$400 million Revolving Credit Facility—Cabot has a $400 million revolving credit facility that permits the Company to borrow funds on an unsecured basis in various currencies at floating interest rates. These floating interest rates are dependent upon the currency in which its borrowings are denominated. Generally, the rates are determined based upon LIBOR plus a spread, which is based on the Company’s credit rating. The credit facility expires on August 3, 2010. Cabot drew down a total of $90 million during fiscal 2008 for general working capital purposes. The Company has $16 million of committed but undrawn letters of credit against this facility. The Company has approximately $140 million remaining availability under this revolving credit facility as of September 30, 2008. The revolving credit facility agreement contains affirmative, negative and financial covenants, including financial covenants for certain maximum indebtedness and, under certain conditions, minimum cash flow requirements. As described in Note J, the Company has entered into interest rate swaps to hedge against the variability of cash flows caused by changes in interest rates associated with the Yen drawdown and a portion of the U.S. dollar denominated variable rate borrowings.

Chinese Renminbi Debt—The Company’s consolidated Chinese subsidiaries had $40 million and $31 million of unsecured long-term debt outstanding at September 30, 2008 and 2007, respectively. Of these borrowings, $18 million is pursuant to a $21 million committed RMB facility which expires in 2011. As of September 30, 2008, $3 million of this facility was available.

Other Committed Lines of Credit—The Company has approximately $6 million in borrowing capacity under certain foreign currency denominated facilities. These are unsecured and bear interest, if used, at local overnight rates.

Medium Term Notes—At September 30, 2008 and 2007, there were $128 million of medium term notes outstanding issued to numerous lenders with various fixed interest rates and maturity dates. The weighted average maturity of the total outstanding medium term notes is 7 years with a weighted average interest rate of 7.63%. As described in Note J, the Company has entered into variable interest rate swaps for certain designated medium term notes to offset the changes in the fair value of the underlying debt.

Eurobond—A European subsidiary issued a $175 million bond with a fixed coupon rate of 5.25% in fiscal 2003. The bond matures on September 1, 2013, with interest due on March 1 and September 1 of each year. A discount of approximately $1 million was recorded at issuance and is being amortized over the life of the bond. Amortization of the discount was immaterial for fiscal 2008, 2007 and 2006. As described in Note J, the Company has entered into cross-currency swaps and a floating interest rate swap to hedge the variability in cash flows for changes in the exchange rates and to offset a portion of the changes in the fair value of the underlying debt.

ESOP Debt—In November 1988, Cabot’s Employee Stock Ownership Plan (“ESOP”) borrowed $75 million from an institutional lender in order to finance its purchase of 75,000 shares of Cabot’s Series B ESOP Convertible Preferred Stock. This debt bears interest at 8.29% per annum and is to be repaid in equal quarterly installments through December 31, 2013. Cabot, as guarantor, has reflected the outstanding balance of $30 million and $34 million as long-term debt in the consolidated balance sheets at September 30, 2008 and 2007, respectively. An equal amount, representing deferred employee benefits, has been recorded as a reduction to stockholders’ equity. All of Cabot’s outstanding preferred stock was converted to common stock during the fourth quarter of fiscal 2007.

Capital Lease Obligations—Cabot has capital lease obligations for certain equipment with a net present value of $2 million. Cabot will make payments totaling $3 million over the next thirteen years, including $1 million of imputed interest. Cabot has assets under capital leases of which the original costs at both September 30, 2008 and 2007 were $2 million. The accumulated depreciation of assets under capital leases was $1 million at both September 30, 2008 and 2007. The amortization related to those assets under capital lease is included in depreciation expense.

The aggregate principal amounts of long-term debt and capital lease obligations due in each of the five years from fiscal 2009 through 2013 and thereafter are as follows:

Fiscal Years Ended	(Dollars in millions)
2009	$39
2010	262
2011	39
2012	41
2013	183
Thereafter	61

Total	$625

At September 30, 2008, the Company had provided standby letters of credit that were outstanding and not drawn totaling $55 million, which expire in fiscal 2010.

Short-term Notes Payable to Banks—The Company had short-term notes payable to banks of $91 million and $67 million as of September 30, 2008 and 2007, respectively. Of the fiscal 2008 balance, $52 million, represents unsecured bank debt owed by our Chinese subsidiaries. The weighted-average interest rate on short-term notes payable is 7.4% and 5.5% for fiscal 2008 and 2007, respectively.

Note J. Derivatives and Hedging Relationships

Interest Rate Swaps

The Company has entered into interest rate swaps as a hedge of the underlying debt instruments described in Note I to effectively change the characteristics of the interest rate and manage its interest rate exposures without changing the debt instrument. The Company manages its interest rate exposures by maintaining a mix of fixed and floating rate debt to minimize interest expense and interest rate volatility.

The following is a description/summary of the derivative financial instruments the Company has entered into to manage certain of its interest rate exposures:

Description	Borrowing	Notional Amount	Receive	Pay	Fiscal Year Entered Into	Maturity (Fiscal Year)	Fair Market Value at September 30		FAS 133 Hedge Designation	Earnings Impact of Ineffectiveness Gain/ (Loss)
							2008	2007		2008	2007	2006
							(USD in millions)			(USD in millions)
Interest Rate Swaps—Variable to Fixed	Revolving Credit Facility	JPY 9.3 billion	JPY-6 month LIBOR	0.85% Fixed	2006	2010	—	$1	Cash Flow(a)	—	—	—

Interest Rate Swaps—Fixed to Variable	Medium Term Notes	USD 8 million	8.28% Fixed	US-6 month LIBOR + 3.14%	2007	2012	—	—	Fair Value(b)	—	—	—

	Medium Term Notes	USD 30 million	7.18% Fixed	US-6 month LIBOR + 2.42%	2006	2009	—	—	Fair Value(b)	—	—	—

	Eurobond (20% of $175 million)	USD 35 million	5.25% Fixed	US-6 month LIBOR + 0.62%	2003	2013	$1	$(1)	Fair Value(b)	—	$(1)	—

(a)

Within the next twelve months, Cabot does not expect to reclassify any gains from accumulated other comprehensive income to earnings, as it expects the swaps to be highly effective through their maturities.

(b)	The fair values of the derivative instruments have been recorded as other long-term liabilities in the consolidated balance sheets with a corresponding change to long-term debt.

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

Description	Borrowing	Notional Amount	Receive	Pay	Fiscal Year Entered Into	Maturity (Fiscal Year)	Fair Market Value at September 30		FAS 133 Hedge Designation	Earnings Impact of Ineffectiveness Gain/ (Loss)
							2008	2007		2008	2007	2006
							(USD in millions)			(USD in millions)
Cross Currency Swap	Eurobond (80% of $175 million)	USD 140 million swapped to EUR 124 million	USD-5.25% Fixed	EUR-5.0% Fixed	2003	2013	$(33)	$(40)	Foreign Currency Cash Flow(a)	—	—	—

Cross Currency Swap	Eurobond (20% of $175 million)	USD 35 million swapped to EUR 31 million	USD US- 6 month LIBOR	EUR-6 month LIBOR	2003	2013	$(9)	$(9)	No designation(b)	N/A	N/A	N/A

Cross Currency Swap	N/A	USD 41 million swapped to JPY 5.0 Billion	USD US- 3 month LIBOR	JPY-3 month LIBOR + 0.04%	2002	2009	$(6)	$(3)	Net investment hedge(c)	—	—	—

Forward Foreign Currency Contracts	N/A	(d)	(d)	(d)	2008	2009	—	—	No designation	N/A	N/A	N/A

Foreign Currency Call Options	N/A	AUD 17 million equivalent to USD $13 million	AUD	USD	2006	2009	$1	$8	Foreign Currency Cash Flow(e)	—	—	—

(a)	The Company expects that less than $1 million of unrealized gains will be reclassified from accumulated other comprehensive income to earnings over the next twelve months.
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

(d)

Cabot’s forward foreign exchange contracts are denominated primarily in the Japanese yen, British pound sterling, Canadian dollar and Australian dollar. The duration of these forwards is generally 30 days. They are not formally designated as hedges under FAS 133. Gains or losses on these forwards are intended to offset fluctuations in foreign currency denominated receivables and payables. The total net notional dollar value of these forward contracts at September 30, 2008 was $42 million.

(e)

During April 2006 Cabot purchased a series of Australian dollar call option contracts to mitigate the foreign currency exposure associated with the future settlement of the Australian dollar denominated payables under a tantalum ore supply agreement. Certain of these call option contracts have been designated as foreign currency cash flow hedges under FAS 133. Thus, the change in fair market value of the effective portion of the options are deferred as a component of accumulated other comprehensive income and recognized in cost of goods sold when the hedged item affects cost of goods sold. Based on prevailing exchange rates as of September 30, 2008, the Company expects to reclassify approximately $1 million of gains into earnings over the next twelve months. The changes in fair value of the option contracts that have not been designated as a hedge under FAS 133 are recognized directly in earnings.

Net Investment Hedges

The Company has also designated the 9.3 billion yen debt described in Note I as a net investment hedge. At September 30, 2008 and 2007 a charge of $8 million and $1 million, respectively, related to the revaluation of the debt from yen to US dollars was included as a component of accumulated other comprehensive income (loss).

Commodities Hedges

For the calendar year 2008, five of Cabot’s carbon black plants in Europe are subject to mandatory greenhouse gas emission (“GHG”) trading schemes. The Company’s objective is to ensure compliance with the European Union (“EU”) Emission Trading Scheme, which is based upon a Cap-and-Trade system that establishes a maximum allowable emission credit for each ton of CO2 emitted. European Union Allowances (“EUAs”) originate from the individual EU state’s country allocation process and are issued by that country’s government. A company that has an excess of EUAs based on the CO2 emissions limits may sell EUAs in the Emission Trading Scheme and if they have a shortfall, a company can buy EUAs or Certified Emission Reduction (CER) units to comply.

During fiscal 2008, to limit the variability in cost to Cabot’s European operations, the Company committed to current prices by entering into agreements which run from calendar year 2008 to 2012 to purchase CERs and to sell EUAs. The following table summarizes the principal terms of these transactions and the fair market value at September 30, 2008. These contracts have not been designated under FAS 133 and accordingly, changes in the value of the contracts are recognized immediately in earnings. The notional values of the CO2 credits were EUR 17 million and EUR 14 million for EUAs and CERs, respectively. As of September 30, 2008, the market values of the CER and EUA contracts were a liability of $4 million (EUR 3 million) and an asset of $4 million (EUR 3 million), respectively.

Description	Notional Amount	Buyer/ Seller	Fiscal Year Entered Into	Maturity (Fiscal Year)	Fair Market Value at September 30		FAS 133 Hedge Designation	Earnings Impact of Ineffectiveness Gain/ (Loss)
					2008	2007		2008	2007	2006
					(USD in millions)			(USD in millions)
CERs	EUR 14 million	Buyer	2008	2009-2013	(4)	N/A	No designation	N/A	N/A	N/A

EUAs	EUR 17 million	Seller	2008	2009-2013	4	N/A	No designation	N/A	N/A	N/A

Note K. Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at September 30, 2008 and 2007 are as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Assets:
Cash and available for sale marketable securities	$129	$129	$158	$158
Accounts receivable	646	646	563	563
Foreign currency cash flow hedge	1	1	8	8
Cash flow hedge interest rate swaps	—	—	1	1
Fair value hedge interest rate swaps	1	1	—	—

Liabilities:
Notes payable to banks—short-term	91	91	67	67
Accounts payable	426	426	427	427
Long-term debt—fixed rate	340	294	340	351
Long-term debt—floating rate	283	283	176	176
Fair value hedge interest rate swaps	—	—	1	1
Cross currency net investment hedges	6	6	3	3
Foreign currency fair value hedge	9	9	9	9
Foreign currency cash flow hedge	33	33	40	40

At September 30, 2008 and 2007, the fair values of cash, cash equivalents, accounts receivables, accounts payable and notes payable to banks approximated carrying values because of the short-term nature of these instruments. The estimated fair values of available for sale marketable securities, as described in Note E, are based on the market price at the respective year-ends. The estimated fair values of the derivative instruments as described in Note J are estimated based on the amount that Cabot would receive or pay to terminate the agreements at the respective year-ends. The fair value of Cabot’s fixed rate long-term debt is estimated based on comparable quoted market prices at the end of each fiscal year. The carrying amounts of Cabot’s floating rate long-term debt approximates their fair value.

Note L. Employee Benefit Plans

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

Defined Contribution Plans

Cabot recognized expenses related to U.S. and foreign defined contribution plans in the amount of $10 million for each of fiscal 2008, 2007 and 2006.

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

Employee Stock Ownership Plan

Other than certain employees subject to collective bargaining agreements, all eligible employees of Cabot and its participating subsidiaries in the U.S. participate in the ESOP component of the plan. Under the ESOP, which is 100% Company funded, 108,696.645 shares of Cabot common stock are allocated to participants’ accounts at the end of each quarter. These shares are allocated to participants’ accounts based on a pre-determined formula. Cabot has established a minimum and maximum contribution percentage of total eligible pay of 4% and 8%, respectively. The actual contribution percentage in any given quarter varies depending on Cabot’s stock price on the last day of the relevant quarter, the total eligible compensation and the amount of the dividends allocated to participants. If the calculated contribution allocation falls below 4%, Cabot makes an additional contribution in the form of common stock to bring the total contribution to 4% for the participant. If the calculated contribution allocation exceeds 8% of eligible compensation, the excess shares are used to fund the Company match on the 401(k) contributions. If there are still shares remaining after the Company match has been allocated, the remaining shares are allocated to all participants in the ESOP as additional contribution shares.

Supplemental Retirement Savings Plan

Cabot has a Supplemental Retirement Savings Plan (“SRSP”) to provide benefits to highly compensated employees in circumstances in which the maximum limits established under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code prevent them from receiving Company matching and ESOP contributions provided under the qualified RSP. This is the first of Cabot’s two Supplemental Executive Retirement Plans (“SERP”). The SRSP is non-qualified and unfunded. See Note M for further information on the SRSP.

Defined Benefit Plans

Defined benefit plans provide pre-determined benefits to employees to be distributed for future use upon retirement. Measurement of defined benefit pension expense is based on assumptions used to value the defined benefit pension liability at the beginning of the year. The CBP and certain foreign pension plans generally use the straight-line method of amortization over five years for the unrecognized net gains and losses. In fiscal 2008, Cabot implemented the measurement date provision of FAS 158 which involved changing the measurement date from June 30 to September 30 to match the Company’s fiscal year end for all U.S. and foreign plan obligations and assets. In fiscal 2007, Cabot used a June 30 measurement date for all U.S. and foreign plan obligations and assets. Cabot is making all required contributions to the plans.

Cash Balance Plan

The CBP is a hybrid defined benefit pension plan, in which participants in the CBP accrue benefits in the form of account balances, with a guaranteed rate of return and defined notional contributions. The notional contributions take the form of pay-based credits, which are computed as a percentage of eligible pay and credited quarterly to participant accounts. Interest is credited quarterly based on the average one-year Treasury bill rate for the month of November in the preceding calendar year. As of September 30, 2008, 88 employees have “grandfathered” benefits under a traditional defined benefit formula, which, under certain circumstances, may entitle them to benefits in addition to those accrued under the CBP formula described above. Cabot contributes to the plan based on the fair value of plan assets and associated returns and Cabot’s obligations and their timing.

Supplemental Cash Balance Plan

Cabot has a Supplemental Cash Balance Plan (“SCBP”) to provide benefits to highly compensated employees in circumstances in which the maximum limits established under ERISA and the Internal Revenue Code prevent them from receiving some of the benefits provided under the qualified CBP. This is the second SERP. This plan is non-qualified and unfunded. The obligations in connection with the SCBP plan were $6 million as of both September 30, 2008 and 2007 and have been recorded in other liabilities. Both the CBP and the SCBP qualify as defined benefit plans under FAS 87.

Cabot provides benefits under traditional defined benefit formulas to employees in certain non-U.S. locations through several foreign defined benefit plans.

Postretirement Benefit Plans

Cabot also has postretirement benefit plans that provide certain health care and life insurance benefits for retired employees. Typical of such plans, the Cabot postretirement benefit plans are unfunded. Cabot funds the plans as claims or insurance premiums come due. In order to limit its financial exposure, Cabot established a per retiree cap in the U.S. in 1992 on the amount it would contribute to retiree medical costs.

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

Measurement of postretirement benefit expense is based on actuarial assumptions used to value the postretirement benefit liability at the beginning of the year. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The fiscal 2008 weighted-average assumed health care cost trend rate is 8% for U.S. plans and 9% for foreign plans. The ultimate weighted-average health care cost trend rate has been designated as 5% for U.S. plans and 8% for foreign plans and is anticipated to be achieved during 2015 and 2016, respectively. A one-percentage point change in the 2008 assumed health care cost trend rate would have the following effects:

	1-Percentage-Point
	Increase		Decrease
	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Effect on postretirement benefit obligation	$1	$2	$(1)	$(2)

The following provides a reconciliation of benefit obligations, plan assets, the funded status and weighted-average assumptions of the defined benefit pension and postretirement benefit plans. These tables include the effect of adopting the balance sheet impact of FAS 158 for the fiscal 2008 and 2007 amounts.

	Years Ended September 30
	2008		2007		2008		2007
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Change in Benefit Obligations:
Benefit obligation at beginning of year	$126	250	$131	$233	$88	15	$86	$17
Service cost	4	6	5	7	2	—	2	—
Interest cost	7	12	8	12	5	1	5	1
Plan participants’ contribution	—	1	—	1	—	—	—	—
Foreign currency exchange rate changes	—	(10)	—	22	—	(1)	—	2
(Gain)/loss from changes in actuarial assumptions	(12)	(36)	(3)	(9)	(17)	—	1	(4)
Benefits paid(1)	(15)	(21)	(14)	(12)	(7)	(1)	(6)	(1)
Plan amendments	—	—	—	(3)	—	—	—	—
Curtailment (gain) loss	—	—	—	(1)	—	—	—	—
Other	3	5	(1)	—	2	—	—	—

Benefit obligations at end of year	$113	207	$126	$250	$73	14	$88	$15

Change in Plan Assets:
Fair value of plan assets at beginning of year	$144	$219	$135	$181	$—	$—	$—	$—
Actual return on plan assets	(20)	(18)	22	16	—	—	—	—
Employer contribution	1	16	1	15	8	—	6	1
Plan participants’ contribution	—	1	—	1	—	—	—	—
Foreign currency exchange rate changes	—	(11)	—	18	—	—	—	—
Benefits paid	(16)	(21)	(14)	(12)	(8)	—	(6)	(1)

Fair value of plan assets at end of year	$109	$186	$144	$219	$—	$—	$—	$—

Funded status	$(4)	$(21)	$18	$(31)	$(73)	$(14)	$(88)	$(15)
Fourth quarter contributions	—	—	—	4	—	—	2	—

Recognized asset (liability)	$(4)	$(21)	$18	$(27)	$(73)	$(14)	$(86)	$(15)

(1)	Included in this amount is $2 million and $1 million that the Company paid directly to participants in its foreign defined benefit plans in fiscal 2008 and fiscal 2007, respectively.

	Years Ended September 30
	2008		2007		2008		2007
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Net Amounts Recognized in the Consolidated Balance Sheets
Noncurrent assets	$2	$9	$24	$6	$—	$—	$—	$—
Current liabilities	(1)	(1)	(1)	(1)	(7)	(1)	(7)	(1)
Noncurrent liabilities	(5)	(29)	(5)	(32)	(66)	(13)	(79)	(14)
Accumulated other comprehensive (income) loss	(7)	25	(26)	31	(14)	2	1	2

Net amount recognized in consolidated balance sheet	$(11)	$4	$(8)	$4	$(87)	$(12)	$(85)	$(13)

Amounts recognized in Accumulated other comprehensive income (loss) at September 30, 2008 were as follows:

	Pension Benefits		Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Net actuarial (gain)/loss	$(9)	$27	$(10)	$2
Net prior service cost/(credit)	2	(1)	(4)	—
Net transition asset	—	(1)	—	—

Balance in accumulated other comprehensive income at September 30, 2008, pretax	$(7)	$25	$(14)	$2

In fiscal 2009, an estimated net gain of less than $1 million and a prior service cost of less than $1 million for the defined benefit pension plans will be amortized from accumulated other comprehensive income to net periodic benefit cost. Estimated net gains and prior service credits for other postretirement benefits are each expected to be less than $1 million in fiscal 2009 and will be amortized from accumulated other comprehensive income to net periodic benefit costs.

Impact of the Adoption of the measurement date provision of FAS 158

FAS 158 requires an employer to recognize the funded status of benefits plans, measured as the difference between plan assets at fair value and the plan’s benefit obligations, in its consolidated balance sheets. As of September 30, 2007, Cabot adopted the balance sheet impact of reflecting the funded status of the plans using a June 30 measurement date. FAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end. For Cabot, the change in measurement date to September 30 was required on or before September 30, 2009. The Company elected to early adopt the change in measurement date on September 30, 2008 using the alternative method resulting in a decrease in retained earnings of $4 million.

Pension Assumptions and Strategy

The following assumptions were used to determine the benefit obligations at September 30:

	Assumptions as of September 30
	2008		2007		2006
	Pension Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	7.5%	6.4%	6.0%	5.3%	6.0%	5.0%
Assumed rate of increase in compensation	4.5%	3.5%	4.5%	3.6%	4.5%	3.5%
Actuarial assumptions used to determine net cost during the year:
Discount rate	6.0%	5.3%	6.0%	5.0%	4.8%	4.6%
Expected rate of return on plan assets	7.8%	6.4%	7.8%	6.3%	7.8%	6.1%
Assumed rate of increase in compensation	4.5%	3.6%	4.5%	3.5%	4.8%	3.4%

	Assumptions as of September 30
	2008		2007		2006
	Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	7.5%	7.1%	6.0%	5.6%	6.0%	5.3%
Assumed annual rate of increase in health care benefits	4.5%	4.0%	9.0%	8.5%	10.0%	8.6%
Actuarial assumptions used to determine net cost during the year:
Discount rate	6.0%	5.6%	6.0%	5.3%	4.8%	5.0%
Assumed annual rate of increase in health care benefits	4.5%	4.0%	10.0%	8.6%	11.0%	8.4%

Cabot uses discount rates as of September 30, the plans’ measurement date, to determine future benefit obligations under its U.S. and foreign defined benefit plans. The discount rates for the defined benefit plans in the U.S. and Canada are derived from yield curves. The yield curve used for the U.S. plans is the Citigroup Pension discount curve. The yield curve used for the Canadian plans is the Government of Canada yield curve, adjusted for a credit spread in consideration of the CIBC World Market AA corporate bond index. The discount rates for the European, Japanese and Indonesian defined benefit plans are based on government bond indices that best reflect the durations of the plans, adjusted for credit spreads presented in selected AA corporate bond indices.

The rates utilized are selected because they represent long-term high quality fixed income benchmarks that approximate the long-term nature of Cabot’s pension obligations and related payouts.

Cabot’s investment strategy for each of its defined benefit plans in the U.S. and abroad is generally based on a set of investment objectives and policies that cover time horizons and risk tolerance levels consistent with plan liabilities. Periodic studies are performed to determine the asset mix that will meet pension obligations at a reasonable cost to the Company. The assets of the worldwide defined benefit plans are comprised principally of investments in equity and high quality fixed income securities, which are broadly diversified across the capitalization and style spectrum and are managed using both active and passive strategies. The weighted average target asset allocation for U.S. plans is 65% in equity and 35% in fixed income. As of September 30, 2008, the weighted average target asset allocation for foreign plans was 46% in equity and 54% in fixed income.

The Company’s defined benefit pension plans weighted-average asset allocations at September 30, 2008 and 2007, by asset category are as follows:

	Pension Assets
	September 30
	2008		2007
	U.S.	Foreign	U.S.	Foreign
Asset Category:
Equity securities	64%	43%	72%	48%
Debt securities	36%	52%	28%	50%
Cash securities and other	—	5%	—	2%

Total	100%	100%	100%	100%

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

Net periodic defined benefit pension and other postretirement benefit costs include the following components:

	Years Ended September 30
	2008		2007		2006		2008		2007		2006
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$4	6	$5	$6	$6	$7	$2	—	$2	—	$3	—
Interest cost	7	12	8	12	6	11	5	1	5	1	5	1
Expected return on plan assets	(9)	(13)	(10)	(12)	(10)	(11)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	1	—	(1)	—	(1)	—	(1)	—
Net losses (gains)	—	2	—	4	—	4	—	—	—	—	2	1
Settlements or termination benefits	—	—	—	—	—	(1)	—	—	—	—	—	—

Net periodic benefit cost (benefit)	$2	7	$3	$10	$3	$10	$6	$1	$6	$1	$9	$2

For those plans where the accumulated benefit obligation exceeded the related fair value of plan assets, the accumulated benefit obligation and fair value of plan assets for Cabot’s pension benefits are as follows:

	2008		2007
	U.S.(1)	Foreign	U.S.(1)	Foreign
	(Dollars in millions)
Accumulated benefit obligation	$6	39	$6	$31
Fair value of plan assets	$—	12	$—	$4

(1)	Represents the value of the accumulated benefit obligation under the SCBP, which is unfunded.

For those plans where the projected benefit obligation exceeded the related fair value of plan assets, the projected benefit obligation and fair value of plan assets for Cabot’s pension benefits are as follows:

	2008		2007
	U.S.(1)	Foreign	U.S.(1)	Foreign
	(Dollars in millions)
Projected benefit obligation	$6	67	$6	$142
Fair value of plan assets	$—	36	$—	$107

(1)	Represents the value of the projected benefit obligation under the SCBP, which is unfunded.

The accumulated benefit obligation was $108 million for the U.S. defined benefit plans and $188 million for the foreign plans as of September 30, 2008 and $120 million for the U.S. defined benefit plans and $218 million for the foreign plans at September 30, 2007.

Contributions

The Company may make a voluntary contribution to its Cash Balance Plan during fiscal 2009.

Estimated Future Benefit Payments

The Company expects that the following benefit payments will be made to plan participants in the years from 2009 to 2018:

	Pension Benefits		Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Years Ended:
2009	$13	$15	$7	$1
2010	9	16	7	1
2011	10	16	7	1
2012	9	17	7	1
2013	9	17	7	1
2014-2018	52	91	33	5

Note M. Stock-Based Compensation

Cabot established the 2006 Long-Term Incentive Plan (the “2006 Plan”) in order to provide equity-based compensation to the Company’s key employees, advisors and consultants. The 2006 Plan was approved by Cabot’s stockholders on March 9, 2006 and replaced the 1996 Equity Incentive Plan and the 1999 Equity Incentive Plan. Although the 2006 Plan allows Cabot to issue various forms of equity, Cabot has used the 2006 Plan primarily to issue shares of restricted stock and stock options under its long-term equity incentive program. The terms of awards made under this program are generally determined by the Compensation Committee of the Board of Directors. Participants are granted a specific number of shares of common stock (the “Grant Number”) that the participant may then elect either (i) to purchase as shares of restricted stock at a percentage of the market price of such stock on the date of grant (which in the last seven years has been 30%) or (ii) to receive as non-qualified stock options for a number of shares of common stock equal to two times the Grant Number, exercisable at 100% of the market price of such stock on the date of grant. Both the purchased restricted stock and the stock options granted under the program are subject to a three-year vesting period. Stock options granted under the program expire five years from the date of grant. Certain of the terms under which stock options and restricted stock are issued to international employees are modified slightly from the terms of awards made to employees in the U.S. to account for tax or securities laws issues applicable to such international employees.

In January 2008, Cabot issued 90,000 shares of restricted stock with no purchase price under the 2006 Plan to its new President and Chief Executive Officer. Of these shares, 30,000 shares vest in equal annual installments over three years, and 60,000 shares vest quarterly in equal installments over 3 years, in each case assuming the officer’s continued employment with Cabot.

Approximately 3.1 million stock awards have been granted under the 2006 Plan and there are approximately 1.4 million shares available for future grants at September 30, 2008. No new awards may be granted under either the 1996 Equity Incentive Plan or the 1999 Equity Incentive Plan, but there remain outstanding awards previously granted under these plans.

In connection with the adoption of FAS 123(R), during the first quarter of fiscal 2006, Cabot recorded a $2 million gain (after-tax) from the cumulative effect of the change from recording forfeitures as they occur to estimating forfeitures during the service period. In addition, the previously recorded unearned compensation balance of $41 million, as of the date of adoption, which was included as a component of stockholders’ equity, was reclassified to additional paid-in capital and retained earnings.

Stock-based employee compensation expense was $17 million, $15 million and $15 million, after tax, for fiscal 2008, 2007 and 2006, respectively. The Company recognized the full impact of its stock-based employee compensation in the consolidated statements of operations for fiscal 2008, 2007 and 2006 under FAS 123(R) and did not capitalize any such costs on the consolidated balance sheets because those that qualified for capitalization were not material. The following table presents stock-based compensation expenses included in the Company’s consolidated statement of operations:

	Years Ended September 30
	2008	2007	2006
	(Dollars in millions)
Cost of sales	$8	7	9
Selling and administrative expenses	16	14	12
Research and technical expenses	2	2	2

Stock-based compensation expense before tax	26	23	23

Income tax benefit	(9)	(8)	(8)

Net stock-based compensation expense	$17	$15	$15

As of September 30, 2008, Cabot has $1 million of total unrecognized compensation cost related to non-vested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. As of September 30, 2008, Cabot has $38 million of total unrecognized compensation cost related to non-vested restricted stock granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.

In many instances, the Company provides loans to employees, other than executive officers, to purchase restricted stock under its long-term equity incentive program. These loans, secured by the purchased shares, are full recourse and have a term of approximately three years. The loans accrue interest at market rates. As of September 30, 2008 and 2007, the outstanding loan balances were $21 million and $19 million, respectively, and are classified as notes receivable for restricted stock in stockholders’ equity.

Equity Incentive Plan Activity

The following table summarizes the total stock option and the restricted stock activity in the equity incentive plans for fiscal 2008:

	September 30, 2008
	Stock Options			Restricted Stock
	Total Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value

	(Shares in thousands)
Outstanding at September 30, 2007	368	$33.18	$9.67	2,568	$22.65
Granted	197	32.04	7.30	1,104	21.34
Exercised/Vested	(8)	28.52	8.86	(1,063)	20.20
Cancelled/Forfeited	(24)	35.99	9.58	(108)	25.83

Outstanding at September 30, 2008	533	32.71	8.81	2,501	22.97

Exercisable at September 30, 2008	231	30.77

Stock Options

The following table summarizes information related to the outstanding and vested options on September 30, 2008:

	Options Outstanding	Vested Options
Aggregate Intrinsic Value (dollars in millions)	$—	$—
Weighted Average Remaining Contractual Term (in years)	3	1

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing common stock price of $31.78 on September 30, 2008, which would have been received by the option holders had all option holders exercised their options and immediately sold their shares on that date.

As of September 30, 2008, the Company expects approximately 258,000 options to vest with a weighted average remaining contractual life of 1.9 years and a weighted average exercise price of $34.19.

The intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was less than $1 million, $5 million and $2 million, respectively. The cash received and the related tax benefit for those options exercised during fiscal 2008 was less than $1 million.

The Company settles employee stock option exercises with newly issued common shares. The total fair value of the options vested during fiscal 2008, 2007 and 2006 were $4 million, $5 million and $6 million, respectively. The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The estimated weighted average grant date fair values of options granted during fiscal 2008, 2007 and 2006 were $7.30, $11.87 and $8.40 per option, respectively. The fair values on the grant date were calculated using the following weighted-average assumptions:

	Years Ended September 30
	2008	2007	2006
Expected stock price volatility	30%	26%	31%
Risk free interest rate	3.1%	4.8%	4.9%
Expected life of options (years)	4	4	4
Expected annual dividends per share	$0.72	$0.72	$0.64

The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the option.

Restricted Stock

The value of restricted stock awards is an intrinsic value derived by calculating the difference between the share price and the purchase price at the date of the grant. The estimated weighted average grant date fair values of restricted stock awards granted during fiscal 2008, 2007 and 2006 were $21.34, $29.62 and $20.52, respectively.

Supplemental Retirement Savings Plan

Cabot’s SRSP provides benefits to highly compensated employees in circumstances in which the maximum limits established under ERISA and the Internal Revenue Code prevent them from receiving all of the Company matching and ESOP contributions that would otherwise be provided under the qualified RSP. The SRSP is non-qualified and unfunded. Contributions under the SRSP are treated as if invested in Cabot common stock. The majority of the distributions made under the SRSP are required to be paid from shares of Cabot common stock held in treasury. The remaining distributions, which relate to certain grandfathered accounts, will be paid in cash based on the market price of Cabot common stock at the time of distribution. The aggregate value of the accounts that will be paid out in stock, which is equivalent to approximately 193,000 shares of Cabot common stock as of September 30, 2008, is reflected at historic cost in stockholders’ equity, and the aggregate value of the accounts that will be paid in cash, which is approximately $1 million as of September 30, 2008, is reflected in other long-term liabilities and marked-to-market quarterly.

Note N. Restructurings

2008 Global Restructuring

Effective May 15, 2008 Cabot reorganized its business and regional structure. In conjunction with these changes, during the third quarter of fiscal 2008, Cabot initiated a workforce reduction and terminated underperforming projects in the New Business Segment. The total charges related to this plan were approximately $6 million, which includes approximately $4 million for severance and employee benefits and $2 million for the impairment of facility assets and inventory. During fiscal year 2008, Cabot made cash payments of approximately $2 million related to severance and employee benefits. As of September 30, 2008, Cabot has approximately $2 million of reserves and expects to make cash payments of approximately $2 million in fiscal 2009.

Closure of Waverly, West Virginia Carbon Black Facility

Cabot ceased manufacturing at its carbon black manufacturing facility in Waverly, West Virginia in March 2008. Through September 30, 2008, Cabot has recorded approximately $24 million of charges associated with this restructuring, of which approximately $16 million was recorded during fiscal 2008. The fiscal 2008 charges related to approximately $5 million for severance and employee benefits, approximately $10 million for accelerated depreciation for facility assets and approximately $1 million for site remediation costs. The remaining charges expected to be incurred in fiscal 2009 associated with this plant closure are less than $1 million. All plant closure charges are related to the Rubber Blacks Business. During fiscal 2008, Cabot made cash payments of approximately $6 million for severance and employee benefits. As of September 30, 2008, Cabot has approximately $1 million of reserves remaining and expects to make additional cash payments of $1 million in fiscal 2009.

Cost Reduction Initiatives

In September 2006, Cabot announced a global restructuring plan principally aimed at reducing the fundamental cost structure of its Rubber Blacks and Performance Products Businesses. Additionally, during fiscal 2007, due partly to ongoing weakness in the Supermetals Business, the decision was made to terminate the employment of several employees in that Business. These activities have been completed. During fiscal 2008, the Company paid approximately $2 million for severance and employee related benefits. As of September 30, 2008, Cabot had no reserves remaining for these initiatives.

All charges associated with these actions have been recorded in accordance with FAS No. 112, “Employers’ Accounting for Postemployment Benefits” or FAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”, as appropriate.

Closure of Altona, Australia Carbon Black Facility

During the first quarter of fiscal 2008, Cabot completed the sale of land in Altona, Australia on which its former carbon black manufacturing facility was located. The gain on the sale was approximately $18 million, before tax and net of settlement costs, which was recorded in cost of sales in the accompanying consolidated statements of operations. During fiscal 2008, the Company made cash payments of $1 million for severance and employee related benefits. As of September 30, 2008, there were no reserves remaining for this restructuring.

Total Restructuring

As of September 30, 2008, the reserve balances for the 2008 Global Restructuring Plan and the Waverly, West Virginia plant are included in accrued expenses in the accompanying consolidated balance sheets.

Details of the restructuring activity and the reserves for all of these plans during fiscal 2008 and 2007 were as follows:

	Severance and Employee Benefits	Environmental Remediation	Sale of Altona Land	Asset Impairments and Accelerated Depreciation	Total
	(Dollars in millions)
Reserve at September 30, 2006	$10	$—	$—	$—	$10
Charges (benefits)	6	—	—	6	12
Costs charged against assets	—	—	—	(6)	(6)
Cash paid	(12)	—	—	—	(12)

Reserve at September 30, 2007	$4	$—	$—	$—	$4
Charges (benefits)	9	1	(18)	12	4
Costs charged against assets	—	—	—	(12)	(12)
Proceeds from sale	—	—	18	—	18
Cash paid	(11)	—	—	—	(11)

Reserve at September 30, 2008	$2	$1	$—	$—	$3

Restructuring activity during fiscal 2008 includes the plans discussed above and a $1 million charge for the write-down of the value of a former carbon black manufacturing facility in Hanau, Germany, and a $1 million charge related to the previous closure of our Zierbena, Spain facilty. Restructuring costs were recorded in the consolidated statements of operations for fiscal 2008, 2007 and 2006 as follows:

	Years Ended September 30
	2008	2007	2006

	(Dollars in millions)
Net sales and other operating revenue	$—	$—	$(1)
Cost of sales	4	12	6
Selling and administrative expense	2	—	8

Total	$6	$12	$13

Note O. Stockholders’ Equity

In May 2007, the Board of Directors authorized Cabot to repurchase up to five million shares of Cabot’s common stock in the open market or in privately negotiated transactions. On September 14, 2007, the Board increased this share repurchase authorization to 10 million shares. This authority does not have a set expiration date. During fiscal 2008 and 2007 approximately 1 million and 4.6 million shares, respectively, were repurchased under the May 2007 authorization and a prior authorization. As of September 30, 2008, approximately 4.3 million shares remain available for repurchase under the current authorization. Approximately 1.1 million shares were repurchased under a prior share repurchase authorization during the fiscal 2006.

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

Cabot is the guarantor of the outstanding debt held by the ESOP as described in Note I. Cabot contributed $4 million during each of fiscal 2008, 2007 and 2006 to the ESOP to service the debt. Dividends on ESOP shares used for debt service were $3 million during each of fiscal 2008, 2007 and 2006. In addition, interest incurred on the ESOP debt was $3 million during each of fiscal 2008, 2007 and 2006.

During fiscal 2008, 2007 and 2006, Cabot paid cash dividends of $0.72, $0.72, and $0.64, respectively, per share of common stock. During fiscal 2007 and 2006, Cabot paid cash dividends of $58.13 and $77.50, respectively, per share of Series B ESOP Convertible Preferred Stock. All of Cabot’s outstanding preferred stock was converted to common stock during the fourth quarter of fiscal 2007. Accordingly, no dividends were paid on preferred stock during fiscal 2008.

Accumulated Other Comprehensive Income

The balance of related after-tax components comprising accumulated other comprehensive income are summarized below:

	September 30
	2008	2007
	(Dollars in millions)
Foreign currency translation adjustments	$79	$72
Unrealized holding gain on marketable securities	—	1
Unrealized holding gain on derivative instruments	2	2
Change in funded status of retirement plans	(6)	(7)

Accumulated other comprehensive income	$75	$68

Note P. Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	Years Ended September 30
	2008	2007	2006
	(In millions, except per share amounts)
Basic EPS:
Income available to common shares (numerator)	$86	$128	$86

Weighted-average common shares outstanding	65	65	63
Less: contingently issuable shares(1)	(2)	(3)	(3)

Adjusted weighted-average shares (denominator)	63	62	60

Basic EPS	$1.37	$2.03	$1.42

Income per share from discontinued businesses	—	0.03	0.03
Loss per share from cumulative effect of changes in accounting principles	—	—	(0.03)

Net income per share—basic	$1.37	$2.06	$1.42

Diluted EPS:
Income available to common shares	$86	$128	$86
Dividends on preferred stock(2)	—	1	2

Income available to common shares plus assumed conversions (numerator)	$86	$129	$88

Weighted-average common shares outstanding	63	62	60
Effect of dilutive securities:
Assumed conversion of preferred stock	—	4	6
Common shares issuable(3)(4)	1	2	2

Adjusted weighted-average shares (denominator)	64	68	68

Diluted EPS	$1.34	$1.87	$1.28

Income per share from discontinued businesses	—	0.03	0.03
Income per share from cumulative effect of changes in accounting principles	—	—	(0.03)

Net income per share—diluted	$1.34	$1.90	$1.28

(1)	Represents outstanding unvested restricted stock issued under Cabot’s Equity Incentive Plans.
(2)

Dividends totaling $1 million and $2 million were paid on preferred stock during fiscal 2007 and fiscal 2006, respectively. All of Cabot’s outstanding preferred stock was converted to common stock during the fourth quarter of fiscal 2007. Accordingly, no dividends were paid on preferred stock during fiscal 2008.

(3)

Represents incremental shares from the (i) assumed exercise of stock options; (ii) assumed issuance of shares pursuant to the Company’s SERP obligation to employees; and (iii) outstanding unvested restricted stock issued under Cabot Equity Incentive Plans.

(4)

At September 30, 2008, 2007 and 2006, outstanding options to purchase 408,000, 34,000 and 100,000 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because those options’ exercise prices were greater than the average market price of Cabot common stock for that period.

Note Q. Income Taxes

Income (loss) before income taxes was as follows:

	Years Ended September 30
	2008	2007	2006
	(Dollars in millions)
Income (loss) from continuing operations:
Domestic	$(63)	$(30)	$(31)
Foreign	175	198	128

	$112	$168	$97

Taxes on income consisted of the following:

	Years Ended September 30
	2008	2007	2006
	(Dollars in millions)
U.S. federal and state:
Current	$—	$3	$(27)
Deferred	(35)	(33)	(2)

Total	(35)	(30)	(29)

Foreign:
Current	44	62	34
Deferred	5	6	4

Total	49	68	38

Total U.S. and foreign	$14	$38	$9

The provision for income taxes differed from the provision for income taxes as calculated using the U.S. statutory rate as follows:

	Years Ended September 30
	2008	2007	2006
	(Dollars in millions)
Continuing Operations:
Computed tax expense at the federal statutory rate	$39	$59	$34
Foreign income:
Impact of taxation at different rates, repatriation and other	(23)	(22)	(19)
Impact of credits for reinvested earnings	(3)	—	—
Impact of foreign losses for which a current tax benefit is not available	12	6	9
State taxes, net of federal effect	—	—	1
Recognition of currency translation loss	—	—	2
Extraterritorial income exclusion/qualified production activity income	—	(1)	(2)
U.S. and state benefits from research and experimentation activities	(1)	(4)	—
Tax audit settlements	(8)	(3)	(18)
Reversal of valuation allowance	(4)	—	—
Other, net	2	3	2

Total Continuing Operations	$14	$38	$9

Significant components of deferred income taxes were as follows:

	September 30
	2008	2007
	(Dollars in millions)
Deferred tax assets:
Depreciation and amortization	$26	$17
Pension and other benefits	85	77
Environmental liabilities	4	4
Inventory	13	13
Deferred expenses	24	18
Net operating loss and other tax carryforwards	159	103
Other	27	25

Subtotal	338	257
Valuation allowances	(78)	(53)

Total deferred tax assets	$260	$204

	2008	2007
	(Dollars in millions)
Deferred tax liabilities:
Depreciation and amortization	$37	$28
Pension and other benefits	18	14
Unremitted earnings of non-U.S. subsidiaries	16	14
Inventory	3	2
Other	8	9

Total deferred tax liabilities	$82	$67

In 2008, Cabot recorded $11 million of net tax benefits in net income from continuing operations related to tax settlements and reinvestment tax credits.

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

Cabot has filed its tax returns in accordance with the tax laws in each jurisdiction and maintains tax reserves for differences between tax obligations as reflected in its tax filings and potential final tax obligations for exposures that can be reasonably estimated. As of September 30, 2008, the Company has recorded $55 million for these exposures. In the event that actual results are significantly different from these estimates, Cabot’s provision for income taxes could be significantly impacted.

Approximately $513 million of net operating loss carryforwards and $48 million of other tax credit carryforwards remain at September 30, 2008. The benefits of these carryforwards are dependent upon taxable income during the carryforward period in the jurisdictions where they arose. Accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. The following table provides detail surrounding the expiration dates of these carryforwards.

	NOLs	Credits
	(Dollars in millions)
Expiration periods
2009 to 2015	$139	—
2016 and thereafter	141	40
Indefinite carryforward	233	8

Total	513	48

Provisions have not been made for U.S. income taxes or non-U.S. withholding taxes on approximately $561 million of undistributed earnings of non-U.S. subsidiaries, as these earnings are considered indefinitely reinvested. These earnings could become subject to U.S. income taxes and non-U.S. withholding taxes if they were remitted as dividends, were loaned to Cabot Corporation or a U.S. subsidiary, or if Cabot should sell its stock in the subsidiaries.

As of September 30, 2008, Cabot has net deferred tax assets of $178 million, $165 million of which are in the U.S.. The Company believes that the U.S. net deferred tax assets are more likely than not recoverable through expected future taxable operating income in the U.S. However, recovery is dependent on achieving the forecast of future taxable operating income over an extended period of time. As of September 30, 2008, the Company would need to generate approximately $471 million in cumulative future U.S. taxable operating income at various times over approximately 20 years to realize all of its net U.S. deferred tax assets. The Company also believes that it is more likely than not that the Cabot will recover the $13 million non-U.S. net deferred tax asset which will require approximately $37 million of future taxable operating income to be generated by various non-U.S. subsidiaries. The Company reviews its forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve operating income targets may change the Company’s assessment regarding the recoverability of Cabot’s net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the Company’s net deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on Cabot’s earnings in future periods.

The valuation allowance at September 30, 2008 and 2007 represents management’s best estimate of the non-realizable portion of the net deferred tax assets. The valuation allowance increased in certain tax jurisdictions by $25 million in 2008 due to the uncertainty of the ultimate realization of certain future tax benefits and net operating losses reflected as deferred tax assets.

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

Upon the Company’s October 1, 2007 adoption of FIN 48, the total amount of unrecognized tax benefits was $76 million. In addition, accruals of $5 million and $13 million were recorded at that time for penalties and interest, respectively. If the unrecognized tax benefits were recognized at a given point in time, there would be approximately a $68 million favorable impact on the Company’s tax provision.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the fiscal 2008 is as follows:

Twelve Months Ended September 30, 2008
(Dollars in millions)
Balance at October 1, 2007	$76
Additions based on tax positions related to current year	7
Additions for tax positions of prior years	11
Reductions (including settlements and statute of limitation lapses) for tax positions of prior years	(14)

Balance at September 30, 2008	$80

The tax years 2003, 2004, 2005 and 2006 are currently under audit by the U.S. Internal Revenue Service. In addition, certain Cabot subsidiaries are under audit in a number of jurisdictions outside of the U.S. Lastly, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a decrease of $2 million to $13 million in the unrecognized tax benefits may occur within the next twelve months related to the settlement of these audits or the lapse of applicable statutes of limitations.

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

Note R. Commitments and Contingencies

Operating Lease Commitments

Cabot leases certain transportation vehicles, warehouse facilities, office space, machinery and equipment under operating cancelable and non-cancelable leases, most of which expire within ten years and may be renewed by Cabot. Escalation clauses, lease payments dependent on existing rates/indexes and other lease concessions are included in the minimum lease payments and such lease payments are recognized on a straight-line basis over the minimum lease term. Rent expense under such arrangements for fiscal 2008, 2007 and 2006 totaled $27 million, $25 million and $20 million, respectively. Future minimum rental commitments under non-cancelable leases are as follows:

(Dollars in millions)
2009	$27
2010	18
2011	14
2012	10
2013	9
2014 and thereafter	42

Total future minimum rental commitments	$120

Other Long-Term Commitments

Cabot has entered into long-term purchase agreements for various raw materials. Raw materials purchased under these agreements by business for fiscal 2008, 2007 and 2006 are as follows:

	Years Ended September 30
	2008	2007	2006
	(Dollars in millions)
Core Segment
Rubber Blacks Business	$222	$178	$136
Supermetals Business	51	46	37
Performance Segment	105	30	18
Specialty Fluids Segment	3	—	—

Total	$381	$254	$191

The purchase commitments for the Rubber Blacks and Supermetals Businesses, Performance Segment and Speciality Fluids Segment covered by these agreements are with various suppliers and purchases are expected to take place as follows:

	Payments Due by Fiscal Year
	2009	2010	2011	2012	2013	Thereafter	Total
	(Dollars in millions)
Core Segment
Rubber Blacks Business	$228	$209	$156	$139	$132	$1149	$2,013
Supermetals Business	30	15	16	17	6	1	85
Performance Segment	99	41	19	17	17	146	339
Specialty Fluids Segment	3	4	—	—	—	—	7

Total	$360	$269	$191	$173	$155	$1,296	$2,444

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

Self-Insurance and Retention for Certain Contingencies

The Company is partially self-insured for certain third party liability, workers’ compensation and employee medical benefits in the United States and Canada. The third party and workers’ compensation liabilities are managed through a wholly-owned insurance captive and the related liabilities are included in the consolidated financial statements. The employee medical obligations are managed by a third party provider and the related liabilities are included in the consolidated financial statements. To limit Cabot’s potential liabilities for these risks, however, the Company purchases insurance from third parties that provides individual and aggregate stop loss protection. The aggregate self-insured liability in fiscal 2008 for combined workers’ compensation and third party liabilities in the U.S. is $5.6 million, and the retention for medical costs in the United States is at most $150,000 per person per annum.

Contingencies

Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Matters

As of September 30, 2008 and 2007, Cabot had $9 million and $11 million, respectively, reserved for environmental matters primarily related to divested businesses. In fiscal 2008 and 2007, there was $3 million and $5 million, respectively, in accrued expenses and $6 million and $6 million, respectively, in other liabilities on the consolidated balance sheets for environmental matters. These amounts represent Cabot’s best estimates of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Charges for environmental expense were $2 million and $4 million in fiscal 2008 and 2007, respectively. Cash payments were $4 million and $6 million during fiscal 2008 and 2007, respectively, related to these environmental matters.

At September 30, 2008, the operation and maintenance component of the $9 million reserve for environmental matters was $4 million on a discounted basis. Cabot expects to make payments of less than $1 million in each of fiscal 2009 through 2013 and a total of $3 million thereafter. A weighted average risk free rate of 4.67% is used for the environmental liability at September 30, 2008. The book value of the liabilities will be accreted up to the undiscounted liability value through interest expense over the expected cash flow period. The accreted interest expense was less than $1 million for each of the three years ended September 30, 2008, 2007 and 2006.

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. In exchange for the subsidiary’s assumption of certain of AO’s respirator liabilities, AO agreed to provide to the subsidiary the benefits of: (i) AO’s insurance coverage for the period prior to the 1990 acquisition and (ii) a former owner’s indemnity of AO holding it harmless from any liability allocable to AO respiratory products used prior to May 1982.

Generally, these respirator liabilities involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are claimed to have been negligently designed or labeled. Neither Cabot, nor its past or present subsidiaries, at any time manufactured asbestos or asbestos-containing products. Moreover, not every person with exposure to asbestos giving rise to an asbestos claim used a form of respiratory protection. At no time did this respiratory product line represent a significant portion of the respirator market. In addition, other parties, including AO, AO’s insurers, and another former owner and its insurers (collectively, the “Payor Group”), are responsible for significant portions of the costs of these liabilities, leaving Cabot’s subsidiary with a portion of the liability in only some of the pending cases.

The subsidiary transferred the business to Aearo Corporation (“Aearo”) in July 1995. Cabot agreed to have the subsidiary retain certain liabilities allocable to respirators used prior to the 1995 transaction so long as Aearo paid, and continues to pay, Cabot an annual fee of $400,000. Aearo can discontinue payment of the fee at any time, in which case it will assume the responsibility for and indemnify Cabot against the liabilities allocable to respirators manufactured and used prior to the 1995 transaction. Cabot anticipates that it will continue to receive payment of the $400,000 fee from Aearo and thereby retain these liabilities for the foreseeable future. Cabot has no liability in connection with any products manufactured by Aearo after 1995.

As of September 30, 2008, there were approximately 55,000 claimants in pending cases asserting claims against AO in connection with respiratory products. Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. In order to quantify Cabot’s estimated share of liability for pending and future respirator liability claims, Cabot engaged, through counsel, the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm in the field of tort liability valuation. The methodology developed by HR&A addresses the complexities surrounding Cabot’s potential liability by making assumptions about future claimants with respect to periods of asbestos exposure and respirator use. Using those and other assumptions, HR&A estimated the number of future claims that would be filed and the related costs that would be incurred in resolving those claims. On this basis, HR&A then estimated the net present value of the share of these liabilities that reflected Cabot’s period of direct manufacture and Cabot’s actual contractual obligations assuming that all other members of the Payor Group meet their obligations. Based on the HR&A estimates, Cabot has a reserve for these matters of $14 million on a net present value basis ($24 million on an undiscounted basis) at September 30, 2008.

Cabot’s current estimate of the cost of its share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect its estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of members of the Payor Group, (viii) a change in the availability of AO’s insurance coverage, (ix) changes in the allocation of costs among the Payor Group and (x) a determination that the Company’s interpretation of the contractual obligations on which it has estimated its share of liability is inaccurate. Cabot cannot determine the impact of these potential developments on its current estimate of its share of liability for existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

The $14 million liability for respirator claims is recognized on a discounted basis using a discount rate of 6% which represents management’s best estimate of the risk free rate to the cash flow payments of the liability that are projected through 2053. The total expected aggregate undiscounted amount of future payments is $24 million. Cabot estimates payments of approximately $1 million, $1 million, $2 million, $1 million, $1 million in fiscal 2009, 2010, 2011, 2012 and 2013, respectively, and a total of $18 million in fiscal 2014 through 2053. The book value of the liabilities will be accreted up to the undiscounted liability value through interest expense over the expected cash flow period, which was approximately $1 million in fiscal 2008. Cash payments were $2 million, $1 million and $1 million during fiscal 2008, 2007 and 2006, respectively, related to this liability. If the timing of Cabot’s actual payments made for respirator claims differs significantly from the Company’s estimated payment schedule, and the Company could no longer reasonably predict the timing of such payments, Cabot then could be required to record the reserve amount on an undiscounted basis on its consolidated balance sheets, causing an immediate impact to its consolidated statements of operations.

Carbon Black Antitrust Litigation

The Company was one of several carbon black manufacturer defendants in federal and state class actions initially filed in 2003 alleging that the defendants violated federal and state antitrust laws in connection with the sale of carbon black. As of September 30, 2008, the only pending state actions were in South Dakota and Florida, with all of the other federal and state class actions having been previously settled and giving rise to an $11 million charge to the consolidated statements of operations in fiscal 2007 and a $1 million charge in fiscal 2008. The parties in the South Dakota and Florida actions have since entered into settlement agreements, which will require court approval. Cabot denies any wrongdoing of any kind in these cases and strongly believes it has good defenses to the claims, but agreed to the settlements to avoid further expense, inconvenience, risk and the distraction of burdensome and protracted litigation.

Beryllium Claims

Cabot is a party to several pending actions in connection with its discontinued beryllium operations. Cabot entered the beryllium industry through an acquisition in 1978. The Company ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of its former beryllium business was sold to NGK Metals, Inc. in 1986.

During the last several years, several individuals who have resided or worked for many years in the immediate vicinity of the Company’s former beryllium facility located in Reading, Pennsylvania have brought suits against Cabot and NGK for personal injury allegedly caused by beryllium particle emissions produced at that facility. During fiscal 2008, five of these personal injury cases were dismissed as to Cabot on summary judgment, leaving as of September 30, 2008, three personal injury claims against Cabot pending in state court in Pennsylvania. Appeals of four of these summary judgments are pending. In addition, since October 2003, individuals in separate cases have asserted claims for medical monitoring now pending in numerous Pennsylvania state court actions. The plaintiffs allege contact with beryllium in various ways, including residence or employment in the area surrounding the Reading facility, employment at the Reading facility or contact with individuals who worked at the Reading facility. All of these claims for medical monitoring have been dismissed by the trial court. The plaintiffs have appealed.

As of September 30, 2008, there were also three beryllium product liability cases pending in California state courts. All of these cases continue to be stayed by court order.

In September 2006, Cabot was one of four named defendants in Anthony v. Small Tube Manufacturing Corp. et al., a class action complaint that was filed in the Pennsylvania Court of Common Pleas of Philadelphia County seeking medical monitoring on behalf of certain present and former employees of the U.S. Gauge Inc. facility in Sellersville, Pennsylvania. Cabot removed the case to the United States District Court for the Eastern District of Pennsylvania. During fiscal 2008, summary judgment was granted in Cabot’s favor against the class plaintiff’s claims in the case. The plaintiffs have appealed.

In December 2006, Cabot was one of several named defendants in Sheridan et al. v. NGK North America, Inc., et al., a class action complaint filed in the Pennsylvania Court of Common Pleas of Philadelphia County seeking medical monitoring on behalf of persons who resided within a one mile radius of the Reading facility for a period of at least six months between 1950 and 2000. Cabot removed the case to the United States District Court for the Eastern District of Pennsylvania. During fiscal 2008, summary judgment was granted in Cabot’s favor. The plaintiffs have appealed.

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

AVX Contract Dispute

On March 8, 2004, AVX Corporation (“AVX”) filed an action against the Company in the United States District Court for the District of Massachusetts. The complaint alleges that Cabot violated the federal antitrust laws in connection with the parties’ January 1, 2001 tantalum supply agreement (the “Supply Agreement”) by purportedly tying AVX’s purchases of Cabot’s “flake” tantalum powder to its purchases of Cabot’s “nodular” tantalum powder. Discovery in the federal court action ended in late December 2007. No trial date has been set. The parties have filed cross-motions for summary judgment. Oral argument on those motions was heard by the court in June 2008. No decision has been issued.

On September 6, 2005, AVX filed an action in the Superior Court of Massachusetts for Suffolk County, which, in November 2005, was moved to the Business Litigation Section of the Superior Court of Massachusetts. The action alleges that Cabot improperly administered the parties’ Supply Agreement for the years 2003 through 2005. In particular, AVX claims that Cabot has not provided all of the price relief due to AVX under the “most favored customer” (“MFC”) provisions of the Supply Agreement. AVX seeks a judicial declaration of the rights of the parties to the Supply Agreement, an accounting of monies paid, due or owing under the MFC provisions, and an award of any sums not paid that should have been. Cabot filed an answer and counterclaims against AVX asserting that AVX actually underpaid for tantalum products in the period 2003 through 2005. On December 31, 2007, the court issued an order allowing AVX’s motion for partial summary judgment on one significant legal issue involving interpretation of the Supply Agreement, but denied AVX’s motion and Cabot’s cross-motion in all other respects, including AVX’s motion to dismiss Cabot’s affirmative defenses that would negate AVX’s claims. Prior to July 2008, AVX had indicated that it believes it is owed additional MFC benefits of approximately $24 million, which Cabot disputes. In July 2008, AVX attempted to assert new legal theories that increased its damage claim for additional MFC benefits to approximately $96 million. Cabot subsequently filed a motion to strike AVX’s revised claim for MFC benefits and in November 2008, the court granted Cabot’s motion and denied AVX’s additional damage claim for MFC benefits of $72 million, thereby limiting AVX’s claim to the previously stated $24 million. Cabot believes that it has valid defenses to all of AVX’s claims, including the one on which partial summary judgment was granted, and will continue to assert these defenses and its counterclaims vigorously. In addition, if necessary, Cabot has the right to appeal the court’s order allowing AVX’s motion for partial summary judgment. While the outcome of litigation is uncertain, the Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the Company’s financial position.

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

Note S. Concentration of Credit Risk

Credit risk represents the loss that would be recognized if counterparties failed to completely perform as contracted. Financial instruments that subject Cabot to credit risk consist principally of cash and cash equivalents, investments, trade receivables and derivatives. Cabot maintains cash and cash equivalents, investments and derivatives with major banks and financial institutions and the Company has not experienced any material credit losses related to these instruments held at these financial institutions. Furthermore, concentrations of credit risk exist for groups of customers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

During fiscal 2008, 2007 and 2006, The Goodyear Tire and Rubber Company accounted for approximately 12%, 12% and 14%, respectively, of Cabot’s annual consolidated net sales. No other customer individually represented more than 10% of net sales for any period presented. Cabot’s loss of this or other customers that may account for a significant portion of the Company’s sales, or any decrease in sales to any of these customers, could have a material adverse effect on Cabot’s business, financial condition or results of operations.

Tire manufacturers in the Rubber Blacks Business comprise a significant portion of Cabot’s trade receivable balance. The accounts receivable balance for these significant customers are as follows:

	September 30
	2008	2007
	(Dollars in millions)
Tire manufacturers	$320	$169

Cabot has not experienced significant losses in the past from these customers. Cabot monitors its exposure to customers to minimize potential credit losses.

Note T. Financial Information by Segment & Geographic Area

Segment Information

During the third quarter of fiscal 2008, management changed its business and regional organizational structure. Under the new reporting structure, Cabot is organized into four business segments: the Core Segment, which is further disaggregated for financial reporting purposes into the Rubber Blacks and Supermetals Businesses, the Performance Segment, the New Business Segment and the Specialty Fluids Segment. While the Chief Operating Decision Maker uses a number of performance measures to manage the performance of the segments and allocate resources to them, income (loss) from operations before taxes is the measure that is most consistently used and is therefore the measure presented. The tables below provide financial information by segment for fiscal 2008, 2007 and 2006. The Company has restated prior periods to conform to the new segment structure. Management is continuing to review how it evaluates the businesses and the allocation of costs among the segments. As a result, the values reported in the Company’s future SEC filings may vary materially from those presented below.

As discussed above, Cabot evaluates the performance of its segments and allocates resources based on segment profit or loss before taxes (“PBT”). Segment PBT includes equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest and allocated corporate costs. Prior to fiscal 2008, revenues from external customers for certain product lines within the Rubber Blacks Business included 100% of sales from one equity affiliate. Segment PBT excludes interest expense, foreign currency transaction gains and losses, interest income, dividend income, as well as certain items that have not been allocated to a segment as they are significant and unusual or infrequent. Cash, short-term investments, cost investments, income taxes receivable, deferred taxes and headquarters’ assets are included in unallocated and other. Expenditures for additions to long-lived assets include total equity and other investments (including available-for-sale securities), property, plant and equipment, intangible assets and assets held for rent.

Core Segment

Rubber Blacks products are used in tires and industrial products. Rubber blacks have traditionally been used in the tire industry as a rubber reinforcing agent and are also used as a performance additive. In industrial products such as hoses, belts, extruded profiles and molded goods, rubber blacks are used to improve the physical performance of the product. In addition to the carbon black made using conventional carbon black manufacturing methods, the Company is developing elastomer composite products (referred to as Cabot Elastomer Composites or “CEC”) that are compounds of natural rubber and carbon black made by a patented liquid phase process. The Company’s CEC products are targeted primarily for tire applications because it is believed that these compounds improve wear resistance, reduce fatigue and reduce rolling resistance compared to natural rubber/carbon black compounds made by conventional methods.

The Supermetals Business produces tantalum, niobium (columbium) and their alloys. Tantalum, which accounts for substantially all of this Business’s sales, is produced in various forms. Electronics is the largest market for tantalum powder, which is used to make capacitors for computers, networking devices, wireless phones, electronics for automobiles and other devices. Tantalum, niobium and their alloys are also produced in wrought form for applications such as the production of superalloys and chemical process equipment and for various other industrial and aerospace applications, including fiber optic filters, sodium vapor lamps, turbine blades and aerospace propulsion systems. In addition, the Supermetals Business sells the starting metals (high-purity grade tantalum powders, plates and ingots) used to manufacture finished tantalum sputtering targets used in thin film applications, including semiconductors, inkjet heads, magnetics and flat panel displays.

Performance Segment

The Performance Segment is comprised of two product lines: specialty grades of carbon black and thermoplastic concentrates (referred to together as “performance products”); and fumed silica, fumed alumina and dispersions thereof (referred to together as “fumed metal oxides”). The net sales from each of these businesses for fiscal 2008, 2007 and 2006 are as follows:

	Years Ended September 30
	2008	2007	2006
	(Dollars in millions)
Performance Products Business	$646	$541	$488
Fumed Metal Oxides Business	287	270	253

Total Performance Segment	$933	$811	$741

In each product line, the business designs, manufactures and sells materials that deliver performance in a broad range of customer applications. Products are used in a wide variety of market segments across the automotive, construction and infrastructure, and electronics and consumer products sectors.

Cabot’s specialty grades of carbon black are used to impart color, provide rheology control, enhance conductivity and static charge control, provide UV protection, enhance mechanical properties, and provide chemical flexibility through surface treatment. These products are used in a wide variety of applications, such as inks, coatings, cables, pipes, toners and electronics. In addition, Cabot manufactures black and white thermoplastic concentrates and compounds that are marketed to the plastics industry.

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

New Business Segment

The New Business Segment is comprised of the Inkjet Colorants and the Aerogel Businesses and the business development activities of Cabot Superior MicroPowders (“CSMP”). The net sales from each of these businesses for fiscal 2008, 2007 and 2006 are as follows:

	Years Ended September 30
	2008	2007	2006
	(Dollars in millions)
Inkjet Colorants Business	$43	$46	$47
Aerogel Business	10	3	2
CSMP	4	2	4

Total New Business Segment	$57	$51	$53

Inkjet Colorants produces and sells aqueous inkjet colorants primarily to the inkjet printing market. The Company’s inkjet colorants are high-quality pigment-based black and other colorant dispersions it manufactures by surface treating specialty grades of carbon black and other pigments. Cabot’s black colorants have been used in several inkjet printing systems introduced to the market since 1998. The expansion of the Company’s surface modification technology (small molecule attachment) to other pigments permitted commercialization of color pigment dispersions beginning in fiscal 2002. The dispersions are used in aqueous inkjet inks to impart color (optical density or chroma) with improved durability (waterfastness, lightfastness and rub resistance) while maintaining high printhead reliability. Cabot’s inkjet colorants are produced for various inkjet printing markets, including small office and home office, corporate office, and commercial and industrial printing applications, as well as for other niche applications that require a high level of dispersibility and colloidal stability.

Cabot’s aerogel is a nano-structured high surface area hydrophobic silica-based particle that is used in a variety of thermal insulation and specialty chemical applications. In the construction industry, the product is used in skylight, window, wall and roof systems for insulating eco-daylighting applications. In the oil and gas industry, aerogel is used to insulate subsea pipelines. In the specialty chemicals industry, the product is used to provide matte finishing, insulating and thickening properties for use in a variety of applications. The Company continues to focus on application and market development activities for use of aerogel in these and other new applications.

CSMP is a research and development enterprise with multiple technology platforms and core competencies in advanced particle manufacturing across a wide range of materials and the related materials chemistries. Its principal areas of commercial focus are in developing advanced materials for anti-counterfeiting security applications, portable stationary and automotive fuel cell applications, solar energy applications, environmental and industrial catalyst applications, and for other performance material applications. The Company expects the CSMP platforms to support the development of new technologies that complement existing markets and provide opportunities for new business growth.

Specialty Fluids Business

The Specialty Fluids Business produces and markets cesium formate as a drilling and completion fluid for use primarily in high pressure and high temperature oil and gas well construction. Cesium formate products are solids-free, high-density fluids that have a low viscosity, enabling safe and efficient well construction and workover operations. The fluid is resistant to high temperatures, minimizes damage to producing reservoirs and is readily biodegradable in accordance with testing guidelines set by the Organization for Economic Cooperation and Development. In a majority of applications, cesium formate is blended with other formates or products.

Financial information by segment is as follows:

	Core Segment
	Rubber Blacks Business(2)	Supermetals Business	Performance Segment	New Business Segment	Specialty Fluids Segment	Segment Total	Unallocated and Other(1), (3)	Consolidated Total
	(Dollars in millions)
Years Ended September 30 2008
Revenues from external customers(3)	1,868	195	933	57	68	3,121	70	3,191
Depreciation and amortization	99	4	42	11	5	161	2	163
Equity in net income of affiliated companies	7	—	1	—	—	8	—	8
Income (loss) from continuing operations before taxes(4)	101	(9)	102	(34)	24	184	(72)	112
Assets(5)	1,419	234	635	100	86	2,474	384	2,858
Investment in equity-based affiliates	49	—	4	—	—	53	—	53
Total expenditures for additions to long-lived assets(6)	142	8	34	8	8	200	4	204
2007
Revenues from external customers(3)	1,416	233	811	51	58	2,569	47	2,616
Depreciation and amortization	86	5	40	11	4	146	3	149
Equity in net income of affiliated companies	11	—	1	—	—	12	—	12
Income (loss) from continuing operations before taxes(4)	93	16	131	(33)	25	232	(64)	168
Assets(5)	1,133	266	683	98	85	2,265	371	2,636
Investment in equity-based affiliates	61	—	4	—	—	65	—	65
Total expenditures for additions to long-lived assets(6)	86	13	34	10	1	144	100	244
2006
Revenues from external customers(3)	1,378	292	741	53	44	2,508	35	2,543
Depreciation and amortization	75	5	36	8	4	128	3	131
Equity in net income of affiliated companies	11	—	1	—	—	12	—	12
Income (loss) from continuing operations before taxes(4)	69	41	81	(27)	16	180	(83)	97
Assets(5)	1,130	284	571	96	71	2,152	382	2,534
Investment in equity-based affiliates	55	—	4	—	—	59	—	59
Total expenditures for additions to long-lived assets(6)	114	10	39	24	4	191	27	218

(1)

Unallocated and Other includes certain items and eliminations that are not allocated to the operating segments. Management does not consider these items necessary for an understanding of the operating results of these segments and such amounts are excluded in the segment reporting to the Chief Operating Decision Maker.

(2)

During the third quarter of fiscal 2008, the Company purchased additional shares of one of its Rubber Blacks equity affiliates which resulted in the consolidation of its operating results in the Company’s consolidated financial statements beginning April 1, 2008. Prior to the consolidation, segment sales included 100% of the sales of this equity affiliate at market-based prices. Unallocated and other reflects an elimination for sales of this equity affiliate, prior to the consolidation of its results beginning

April 1, 2008, offset by royalties paid by other equity affiliates and other operating revenues and external shipping and handling fees.
(3)	Royalty income received by the Aerogel business, which has been included in Unallocated and other in prior periods, has been reclassified to Segment sales for all periods presented above.

	Years Ended September 30
	2008	2007	2006
	(Dollars in millions)
Equity affiliate sales	$(30)	$(40)	$(39)
Royalties paid by equity affiliates and other operating revenues	16	12	9
Shipping and handling fees	84	75	65

Total	$70	$47	$35

(4)	Income (loss) from continuing operations before taxes for Unallocated and Other includes:

	Years Ended September 30
	2008	2007	2006
	(Dollars in millions)
Interest expense	$(38)	$(34)	$(27)
Certain items(a)	(13)	(34)	(51)
Equity in net income of affiliated companies(b)	(8)	(12)	(12)
Other income and foreign currency transaction gains (losses) (c)	(13)	16	7

Total	$(72)	$(64)	$(83)

(a)

Certain items for fiscal 2008 include charges of $16 million for the closure of our carbon black facilities in Waverly, West Virginia, $6 million for the Company’s 2008 Global restructuring, $4 million for CEO transition costs, $3 million for environmental and legal reserves, $2 million related to a former carbon black facility, $2 million for debt issuance costs, offset by a gain of $18 million for the sale of the land in Altona, Australia and a $2 million reduction in the reserve for respirator claims. Certain items for fiscal 2007 include charges of $12 million for legal reserves, $8 million and $1 million for the closure of the Company’s carbon black facilities in Waverly, West Virginia and Altona, Australia, respectively, $3 million for the global restructuring initiatives, $6 million for environmental reserves and settlement and $4 million related to the acquisition of in-process research and development technology. Certain items for fiscal 2006 include a $10 million for charge for global restructuring initiatives, $11 million for charges related to the closure of the Company’s Altona facility, $3 million for cost reduction initiatives and $27 million in connection with a new tantalum ore agreement.

(b)	Equity in net income of affiliated companies is included in segment PBT and is removed in Unallocated and Other to reconcile back to income (loss) from operations before taxes.
(c)

Other income and foreign currency transaction gains (losses), net, consists of investment income that is not included in segment PBT, and foreign currency losses net of other foreign currency risk management activity PBT.

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

Revenues from external customers and long-lived asset information by geographic area are summarized as follows:

	United States	Japan	China	Other Foreign Countries	Consolidated Total
	(Dollars in millions)
Years Ended September 30, 2008
Revenues from external customers	$849	$368	$330	$1,644	$3,191
Long-lived assets(1)	$382	$68	$194	$573	$1,217
2007
Revenues from external customers	$717	$345	$267	$1,287	$2,616
Long-lived assets(1)	$387	$67	$145	$566	$1,165
2006
Revenues from external customers	$790	$351	$206	$1,196	$2,543
Long-lived assets(1)	$383	$16	$130	$574	$1,103

(1)	Long-lived assets include total equity and other investments, (including available-for-sale marketable securities), net property, plant and equipment, net intangible assets and assets held for rent.

Note U. Unaudited Quarterly Financial Information

Unaudited financial results by quarter for fiscal 2008 and 2007 are summarized below.

	Quarter Ended
	December		March		June		September		Year
	(Dollars in millions, except per share amounts)
Fiscal 2008
Net sales	$711		$786		$840		$854		$3,191
Gross profit	117		118		137		112		484
Net income	$36	(1)	$11	(2)	$27	(3)	$12	(4)	$86

Income available to common shares	$36		$11		$27		$12		$86

Income per common share (diluted)	$0.56		$0.17		$0.43		$0.18		$1.34

Fiscal 2007
Net sales	$655		$637		$649		$675		$2,616
Gross profit	149		138		106		112		505
Income from continuing operations	54	(5)	31	(6)	21	(7)	21	(8)	127
Income (loss) from discontinued operations	—		—		(1	)(9)	3	(10)	2

Net income	$54		$31		$20		$24		$129
Dividends on preferred stock, net of tax benefit	—		(1)		—		—		(1)

Income available to common shares	$54		$30		$20		$24		$128

Income from continuing operations per common share (diluted)	$0.79		$0.45		$0.31		$0.32		$1.87
Income per common share (diluted)	$0.79		$0.45		$0.30		$0.36		$1.90

(1)

Includes a gain of $18 million from the sale of the land in Altona, Australia, offset by charges of $6 million for the closure of the Company’s Waverly, West Virginia carbon black facility, $1 million related to a former carbon black facility and $1 million for environmental and legal reserves.

(2)

Includes charges of $7 million for the closure of the Company’s Waverly, West Virginia carbon black facility, $1 million related to a former carbon black facility and $4 million for CEO transition costs.

(3)

Includes charges of $5 million for the Company’s 2008 global restructuring, $1 million for the closure of the Company’s Waverly, West Virginia carbon black facility and $2 million for environmental reserves and legal settlements.

(4)

Includes $2 million of debt issuance costs, $1 million for the Company’s 2008 global restructuring, $2 million for the closure of the Company’s Waverly, West Virginia carbon black facility and a gain of $2 million related to the reserve for respirator claims.

(5)	Includes charges of $2 million for global restructuring initiatives and $1 million related to closure of the Company’s Altona, Australia facility.
(6)

Includes charges of $5 million for environmental reserves and a legal settlement, $2 million for global restructuring initiatives, as well as a $10 million reserve related to the carbon black antitrust litigation.

(7)	Includes charges of $3 million related to the closure of the Company’s Waverly, West Virginia carbon black facility and $1 million for environmental reserves.
(8)

Includes charges of $2 million for legal reserves, $5 million related to the closure of the Company’s Waverly, West Virginia carbon black facilitiy, $4 million for the acquisition of flamed synthesis technology and a $1 million benefit in connection with the 2006 global restructuring initiatives, which primarily relates to the sale of the Company’s Leiden, Netherlands facility.

(9)	Amount relates to a legal reserve in connection with the Company’s discontinued operations.
(10)	Amount relates to a favorable tax settlement recognized during the period related to our discontinued liquified natural gas business.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cabot Corporation

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Cabot Corporation and subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended September 30, 2006, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note T to the consolidated financial statements, were audited by other auditors whose report, dated December 14, 2006, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2008 and 2007 consolidated financial statements present fairly, in all material respects, the financial position of Cabot Corporation and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2006 consolidated financial statements to retrospectively adjust the disclosures for a change in the composition of reportable segments in 2008, as discussed in Note T to the consolidated financial statements. Our procedures included (i) comparing the adjustment amounts of segment revenues, operating income, and assets to the Company’s underlying analysis and (ii) testing the mathematical accuracy of the reconciliation of segment amounts to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2006 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2006 consolidated financial statements taken as a whole.

As discussed in Note L to the consolidated financial statements, the Company adopted (i) as of September 30, 2007, the funded status and the disclosure requirements of Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement No. 87, 88, 106 and 132(R)” (“FAS 158”); and (ii) as of September 30, 2008, the measurement requirements of FAS 158. As discussed in Note Q to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” as of October 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 1, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, MA

December 1, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cabot Corporation:

In our opinion, the consolidated statements of operations, stockholders’ equity and cash flows for the year ended September 30, 2006, before the effects of the adjustments to retrospectively reflect the change in the composition of reportable segments described in Note T, present fairly, in all material respects, the results of operations and cash flows of Cabot Corporation and its subsidiaries for the year ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America (the 2006 financial statements before the effects of the adjustments discussed in Note T are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the change in the composition of reportable segments described in Note T and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have properly applied. Those adjustments were audited by other auditors.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

December 14, 2006

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Cabot carried out an evaluation, under the supervision and with the participation of its management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2008. Based on that evaluation, Cabot’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Cabot’s management assessed the effectiveness of Cabot’s internal control over financial reporting as of September 30, 2008 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, Cabot’s management concluded that Cabot’s internal control over financial reporting was effective as of September 30, 2008.

Cabot’s internal control over financial reporting as of September 30, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report below.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cabot Corporation

Boston, Massachusetts

We have audited the internal control over financial reporting of Cabot Corporation and subsidiaries (the “Company”) as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended September 30, 2008 and our report dated December 1, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106 and 132(R)” and the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

December 1, 2008

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

The other information required by this item will be included in our Proxy Statement for the 2009 Annual Meeting of Stockholders (“Proxy Statement”) and is herein incorporated by reference.

Item 11.	Executive Compensation

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of September 30, 2008 regarding the number of shares of common stock that may be issued under Cabot’s equity compensation plans. All of our equity compensation plans have been approved by our stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders(1)	532,700	$32.71	1,734,727
Equity compensation plans not approved by security holders	N/A	N/A	N/A

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

Exhibit Number		Description
3(a)(i)	—	Certificate of Incorporation of Cabot Corporation restated effective October 24, 1983, as amended (incorporated herein by reference to Exhibit 3.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, file reference 1-5667, filed with the SEC on February 9, 2006).

3(a)(ii)	—	Amendment to Certificate of Incorporation of Cabot Corporation, as amended and restated (incorporated herein by reference to Exhibit 3 of Cabot’s Current Report on Form 8-K, dated September 19, 2008, file reference 1-5667, filed with the SEC on September 23, 2008).

3(b)	—	The By-laws of Cabot Corporation as amended March 14, 2008 (incorporated herein by reference to Exhibit 3 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, file reference 1-5667, filed with the SEC on May 12, 2008).

4(a)(i)	—	Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4 of Amendment No. 1 to Cabot’s Registration Statement on Form S-3, Registration No. 33-18883, filed with the SEC on December 10, 1987).

4(a)(ii)	—	First Supplemental Indenture dated as of June 17, 1992, to the Indenture (incorporated by reference to Exhibit 4.3 of Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-48686, filed with the SEC on June 18, 1992).

4(a)(iii)	—	Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, file reference 1-5667, filed with the SEC on February 14, 1997).

4(a)(iv)	—	Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K, dated November 20, 1998, file reference 1-5667, filed with the SEC on November 20, 1998).

10(a)	—	Credit Agreement dated August 3, 2005 among Cabot Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Citibank, N.A., as Syndication Agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, file reference 1-5667, filed with the SEC on August 9, 2005).

10(b)(i)*	—	1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 28 of Cabot’s Registration Statement on Form S-8, Registration No. 333-03683, filed with the SEC on May 14, 1996).

Exhibit Number		Description
10(b)(ii)*	—	1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, file reference 1-5667, filed with the SEC on May 17, 1999).
10(b)(iii)*	—	Amendments to Cabot Corporation’s 1996 and 1999 Equity Incentive Plans, dated May 12, 2000 (incorporated herein by reference to Exhibit 10 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, file reference
1-5667, filed with the SEC on May 15, 2000).

10(b)(iv)*	—	Amendment to 1999 Equity Incentive Plan dated March 7, 2002 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002, file reference 1-5667, filed with the SEC on May 15, 2002).

10(b)(v)*	—	2006 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(b)(vi)*	—	Non-Employee Directors’ Stock Compensation Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(b)(vii)*	—	Cabot Corporation Short-Term Incentive Compensation Plan (incorporated herein by reference to Appendix C of Cabot’s Proxy Statement on Schedule 14A relating to the 2007 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 29, 2007).

10(c)	—	Note Purchase Agreement between John Hancock Mutual Life Insurance Company, State Street Bank and Trust Company, as trustee for the Cabot Corporation Employee Stock Ownership Plan, and Cabot Corporation, dated as of November 15, 1988 (incorporated by reference to Exhibit 10(c) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1988, file reference 1-5667, filed with the SEC on December 29, 1988).

10(d)(i)*	—	Supplemental Cash Balance Plan (incorporated herein by reference to Exhibit 10(e)(i) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).

10(d)(ii)*	—	Supplemental Cash Balance Plan, as amended and restated effective January 1, 2002 (incorporated herein by reference to Exhibit 10(d)(ii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).

10(d)(iii)*	—	Supplemental Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10(e)(ii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).

10(d)(iv)*	—	Supplemental Retirement Incentive Savings Plan (incorporated herein by reference to Exhibit 10(e)(iii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).

10(d)(v)*	—	Supplemental Retirement Savings Plan, as amended and restated effective December 31, 2000 (incorporated herein by reference to Exhibit 10(d)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).

Exhibit Number		Description
10(d)(vi)*	—	Cabot Corporation Deferred Compensation Plan dated January 1, 1995 (incorporated herein by reference to Exhibit 10(e)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the SEC on December 29, 1995).
10(d)(vii)*	—	Amendment 1997-I to Cabot Corporation Deferred Compensation Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1997, file reference 1-5667, filed with the SEC on December 24, 1997).

10(d)(viii)*	—	Cabot Corporation Amended and Restated Deferred Compensation Plan dated July 13, 2007 (incorporated herein by reference to Exhibit 10(d)(viii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2007, file reference 1-5667, filed with the SEC on November 29, 2007).

10(d)(ix)*	—	Non-Employee Directors’ Stock Deferral Plan dated July 14, 2006 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, file reference 1-5667, filed with the SEC on August 9, 2006).

10(e)	—	Group Annuity Contract No. GA-6121 between The Prudential Insurance Company of America and State Street Bank and Trust Company, dated June 28, 1991 (incorporated herein by reference to Exhibit 10(h) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the SEC on December 27, 1991).

10(f)†*	—	Summary of Compensation for Non-Employee Directors.

10(g)	—	Asset Transfer Agreement, dated as of June 13, 1995, among Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation, Cabot Safety Holdings Corporation and Cabot Safety Acquisition Corporation (incorporated herein by reference to Exhibit 2(a) of Cabot Corporation’s Current Report on Form 8-K dated July 11, 1995, file reference 1-5667, filed with the SEC July 26, 1995).

10(h)(i)*	—	Cabot Corporation Senior Management Severance Protection Plan, effective January 9, 1998 (incorporated herein by reference to Exhibit 10(a) of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, file reference 1-5667, filed with the SEC February 17, 1998).

10(h)(ii)*	—	Amendment to Cabot Corporation Senior Management Severance Protection Plan, effective January 12, 2007 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, file reference 1-5667, filed with the SEC on February 9, 2007).

10(i)	—	Fiscal Agency Agreement dated as of September 24, 2003 among Cabot Finance B.V., Cabot Corporation, and U.S. Bank Trust National Association (incorporated herein by reference to Exhibit 10(l) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).

10(j)*	—	Offer Letter between Cabot Corporation and Patrick M. Prevost dated November 30, 2007 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).

Exhibit Number		Description
10(k)*	—	Amendment No. 1 to Cabot Corporation Amended and Restated Deferred Compensation Plan dated November 9, 2007 (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).
10(l)*	—	Amendment No. 1 to Cabot Corporation Non-Employee Directors’ Stock Deferral Plan dated November 9, 2007 (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference
1-5667, filed with the SEC on February 11, 2008).

10(m)*	—	Form of Award Certificate under Cabot Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, file reference 1-5667, filed with the SEC on May 12, 2008).

12†	—	Statement Re: Computation of Ratio of Earnings (Loss) to Fixed Charges.

21†	—	Subsidiaries of Cabot Corporation.

23(i)†	—	Consent of Deloitte & Touche LLP.

23(ii)†	—	Consent of PricewaterhouseCoopers LLP.

31(i)†	—	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31(ii)†	—	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32†	—	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

(c)	Schedules. The Schedules have been omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABOT CORPORATION

BY:	/S/ PATRICK M. PREVOST
Patrick M. Prevost
President and Chief Executive Officer

Date: December 1, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ PATRICK M. PREVOST Patrick M. Prevost	Director, President and Chief Executive Officer	December 1, 2008

/S/ JONATHAN P. MASON Jonathan P. Mason	Executive Vice President and Chief Financial Officer (principal financial officer)	December 1, 2008

/S/ JAMES P. KELLY James P. Kelly	Vice President and Controller (principal accounting officer)	December 1, 2008

/S/ JOHN S. CLARKESON John S. Clarkeson	Director	December 1, 2008

/S/ JUAN ENRIQUEZ-CABOT Juan Enriquez-Cabot	Director	December 1, 2008

/S/ ARTHUR L. GOLDSTEIN Arthur L. Goldstein	Director	December 1, 2008

/S/ GAUTAM S. KAJI Gautam S. Kaji	Director	December 1, 2008

/S/ RODERICK C.G MACLEOD Roderick C.G MacLeod	Director	December 1, 2008

/S/ HENRY F. MCCANCE Henry F. McCance	Director	December 1, 2008

/S/ JOHN K. MCGILLICUDDY John K. McGillicuddy	Director	December 1, 2008

/S/ JOHN F. O’BRIEN John F. O’Brien	Director	December 1, 2008

Signatures	Title	Date

/S/ RONALDO H. SCHMITZ Ronaldo H. Schmitz	Director	December 1, 2008

/S/ LYDIA W. THOMAS Lydia W. Thomas	Director	December 1, 2008

/S/ MARK S. WRIGHTON Mark S. Wrighton	Director	December 1, 2008

/S/ SHENGMAN ZHANG Shengman Zhang	Director	December 1, 2008

EXHIBIT INDEX

3(a)(i)	—	Certificate of Incorporation of Cabot Corporation restated effective October 24, 1983, as amended (incorporated herein by reference to Exhibit 3.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, file reference 1-5667, filed with the SEC on February 9, 2006).

3(a)(ii)	—	Amendment to Certificate of Incorporation of Cabot Corporation, as amended and restated (incorporated herein by reference to Exhibit 3 of Cabot’s Current Report on Form 8-K, dated September 19, 2008, file reference 1-5667, filed with the SEC on September 23, 2008).

3(b)	—	The By-laws of Cabot Corporation as amended March 14, 2008 (incorporated herein by reference to Exhibit 3 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, file reference 1-5667, filed with the SEC on May 12, 2008).

4(a)(i)	—	Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4 of Amendment No. 1 to Cabot’s Registration Statement on Form S-3, Registration No. 33-18883, filed with the SEC on December 10, 1987).

4(a)(ii)	—	First Supplemental Indenture dated as of June 17, 1992, to the Indenture (incorporated by reference to Exhibit 4.3 of Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-48686, filed with the SEC on June 18, 1992).

4(a)(iii)	—	Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, file reference 1-5667, filed with the SEC on February 14, 1997).

4(a)(iv)	—	Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K, dated November 20, 1998, file reference 1-5667, filed with the SEC on November 20, 1998).

10(a)	—	Credit Agreement dated August 3, 2005 among Cabot Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Citibank, N.A., as Syndication Agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, file reference 1-5667, filed with the SEC on August 9, 2005).

10(b)(i)*	—	1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 28 of Cabot’s Registration Statement on Form S-8, Registration No. 333-03683, filed with the SEC on May 14, 1996).

10(b)(ii)*	—	1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, file reference 1-5667, filed with the SEC on May 17, 1999).

10(b)(iii)*	—	Amendments to Cabot Corporation 1996 and 1999 Equity Incentive Plans, dated May 12, 2000 (incorporated herein by reference to Exhibit 10 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, file reference 1-5667, filed with the SEC on May 15, 2000).

10(b)(iv)*	—	Amendment to 1999 Equity Incentive Plan dated March 7, 2002 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002, file reference 1-5667, filed with the SEC on May 15, 2002).

10(b)(v)*	—	2006 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(b)(vi)*	—	Non-Employee Directors’ Stock Compensation Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(b)(vii)*	—	Cabot Corporation Short-Term Incentive Compensation Plan (incorporated herein by reference to Appendix C of Cabot’s Proxy Statement on Schedule 14A relating to the 2007 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 29, 2007).

10(c)	—	Note Purchase Agreement between John Hancock Mutual Life Insurance Company, State Street Bank and Trust Company, as trustee for the Cabot Corporation Employee Stock Ownership Plan, and Cabot Corporation, dated as of November 15, 1988 (incorporated by reference to Exhibit 10(c) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1988, file reference 1-5667, filed with the SEC on December 29, 1988).

10(d)(i)*	—	Supplemental Cash Balance Plan (incorporated herein by reference to Exhibit 10(e)(i) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).

10(d)(ii)*	—	Supplemental Cash Balance Plan, as amended and restated effective January 1, 2002 (incorporated herein by reference to Exhibit 10(d)(ii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).

10(d)(iii)*	—	Supplemental Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10(e)(ii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).

10(d)(iv)*	—	Supplemental Retirement Incentive Savings Plan (incorporated herein by reference to Exhibit 10(e)(iii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).

10(d)(v)*	—	Supplemental Retirement Savings Plan, as amended and restated effective December 31, 2000 (incorporated herein by reference to Exhibit 10(d)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).

10(d)(vi)*	—	Cabot Corporation Deferred Compensation Plan dated January 1, 1995 (incorporated herein by reference to Exhibit 10(e)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the SEC on December 29, 1995).

10(d)(vii)*	—	Amendment 1997-I to Cabot Corporation Deferred Compensation Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1997, file reference 1-5667, filed with the SEC on December 24, 1997).

10(d)(viii)*	—	Cabot Corporation Amended and Restated Deferred Compensation Plan dated July 13, 2007 (incorporated herein by reference to Exhibit 10(d)(viii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2007, file reference 1-5667, filed with the SEC on November 29, 2007).

10(d)(ix)*	—	Non-Employee Directors’ Stock Deferral Plan dated July 14, 2006 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, file reference 1-5667, filed with the SEC on August 9, 2006).

10(e)	—	Group Annuity Contract No. GA-6121 between The Prudential Insurance Company of America and State Street Bank and Trust Company, dated June 28, 1991 (incorporated herein by reference to Exhibit 10(h) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the SEC on December 27, 1991).

10(f)†*	—	Summary of Compensation for Non-Employee Directors.

10(g)	—	Asset Transfer Agreement, dated as of June 13, 1995, among Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation, Cabot Safety Holdings Corporation and Cabot Safety Acquisition Corporation (incorporated herein by reference to Exhibit 2(a) of Cabot Corporation’s Current Report on Form 8-K dated July 11, 1995, file reference 1-5667, filed with the SEC July 26, 1995).

10(h)(i)*	—	Cabot Corporation Senior Management Severance Protection Plan, effective January 9, 1998 (incorporated herein by reference to Exhibit 10(a) of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, file reference 1-5667, filed with the SEC February 17, 1998).

10(h)(ii)*	—	Amendment to Cabot Corporation Senior Management Severance Protection Plan, effective January 12, 2007 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, file reference 1-5667, filed with the SEC on February 9, 2007).

10(i)	—	Fiscal Agency Agreement dated as of September 24, 2003 among Cabot Finance B.V., Cabot Corporation, and U.S. Bank Trust National Association (incorporated herein by reference to Exhibit 10(l) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).

10(j)*	—	Offer Letter between Cabot Corporation and Patrick M. Prevost dated November 30, 2007 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).

10(k)*	—	Amendment No. 1 to Cabot Corporation Amended and Restated Deferred Compensation Plan dated November 9, 2007 (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).

10(l)*	—	Amendment No. 1 to Cabot Corporation Non-Employee Directors’ Stock Deferral Plan dated November 9, 2007 (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).

10(m)*	—	Form of Award Certificate under Cabot Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, file reference 1-5667, filed with the SEC on May 12, 2008).

12†	—	Statement Re: Computation of Ratio of Earnings (Loss) to Fixed Charges.

21†	—	Subsidiaries of Cabot Corporation.

23(i)†	—	Consent of Deloitte & Touche LLP.

23(ii)†	—	Consent of PricewaterhouseCoopers LLP.

31(i)†	—	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31(ii)†	—	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32†	—	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.