Form 10-Q
period 2008-12-31
CABOT CORP
filed 2009-02-09
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

As of February 4, 2009 the Company had 65,385,355 shares of Common Stock, par value $1 per share, outstanding.

CABOT CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended December 31
	2008	2007
	(In millions, except per share amounts)
Net sales and other operating revenues	$652	$711
Cost of sales	560	594

Gross profit	92	117
Selling and administrative expenses	56	56
Research and technical expenses	18	17

Income from operations	18	44

Interest and dividend income	1	1
Interest expense	(9)	(9)
Other expense	(9)	(2)

Income from operations before income taxes, equity in net income of affiliated companies and minority interest	1	34
(Provision) benefit for income taxes	(1)	6
Equity in net income of affiliated companies, net of tax of $- and $1	2	2
Minority interest in net loss (income), net of tax of $- and $-	2	(6)

Net Income	$4	$36

Weighted-average common shares outstanding, in millions:
Basic	63	63

Diluted	64	64

Income per common share:
Basic:
Net income per share—basic	$0.07	$0.57

Diluted:
Net income per share—diluted	$0.07	$0.56

Dividends per common share	$0.18	$0.18

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	December 31, 2008	September 30, 2008
	(In millions)
Current assets:
Cash and cash equivalents	$149	$129
Short-term marketable securities	1	1
Accounts and notes receivable, net of reserve for doubtful accounts of $8 and $5	555	646
Inventories:
Raw materials	201	193
Work in process	53	58
Finished goods	197	246
Other	35	26

Total inventories	486	523
Prepaid expenses and other current assets	49	72
Deferred income taxes	31	30
Assets held for sale	7	7

Total current assets	1,278	1,408

Investments:
Equity affiliates	57	53
Long-term marketable securities and cost investments	1	1

Total investments	58	54

Property, plant and equipment	2,851	2,921
Accumulated depreciation and amortization	(1,806)	(1,839)

Net property, plant and equipment	1,045	1,082

Other assets:
Goodwill	35	34
Intangible assets, net of accumulated amortization of $11 and $11	3	3
Assets held for rent	48	45
Deferred income taxes	179	173
Other assets	77	59

Total other assets	342	314

Total assets	$2,723	$2,858

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES & STOCKHOLDERS’ EQUITY

UNAUDITED

	December 31, 2008	September 30, 2008
	(In millions, except share and per share amounts)
Current liabilities:
Notes payable to banks	$66	$91
Accounts payable and accrued liabilities	351	426
Income taxes payable	28	38
Deferred income taxes	6	7
Current portion of long-term debt	49	39

Total current liabilities	500	601

Long-term debt	592	586
Deferred income taxes	16	18
Other liabilities	284	294
Commitments and contingencies (Note D)
Minority interest	104	110
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value Issued and Outstanding : None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value Issued: 65,387,491 and 65,403,100 shares Outstanding: 65,268,685 and 65,277,715 shares	65	65
Less cost of 118,806 and 125,385 shares of common treasury stock	(4)	(4)
Additional paid-in capital	27	21
Retained earnings	1,135	1,143
Deferred employee benefits	(28)	(30)
Notes receivable for restricted stock	(20)	(21)
Accumulated other comprehensive income	52	75

Total stockholders’ equity	1,227	1,249

Total liabilities and stockholders’ equity	$2,723	$2,858

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended December 31
	2008	2007
	(In millions)
Cash Flows from Operating Activities:
Net income	$4	$36
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	35	42
Deferred tax provision	(2)	(10)
Gain on sale of property, plant and equipment	—	(16)
Equity in net income of affiliated companies	(2)	(2)
Minority interest in net (loss) income	(2)	6
Non-cash compensation	6	6
Other non-cash items, net	2	—
Changes in assets and liabilities:
Accounts and notes receivable	99	(20)
Inventories	49	(50)
Prepaid expenses and other current assets	1	(14)
Accounts payable and accrued liabilities	(88)	(18)
Income taxes payable	(2)	3
Other liabilities	(6)	(1)
Cash dividends received from equity affiliates	1	1
Other	(3)	(5)

Cash provided by (used in) operating activities	92	(42)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(29)	(33)
Proceeds from sales of property, plant and equipment	—	18
Increase in assets held for rent	(3)	(2)
Investment in equity affiliate	(3)	—

Cash used in investing activities	(35)	(17)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	25	53
Repayments under financing arrangements	(33)	(29)
Repayments of long-term debt	(1)	(7)
(Decrease) increase in notes payable to banks, net	(16)	28
Purchases of common stock	—	(3)
Proceeds from cash contribution received from minority interest shareholders	—	8
Cash dividends paid to minority interest stockholders	(1)	(7)
Cash dividends paid to stockholders	(12)	(12)

Cash (used in) provided by financing activities	(38)	31

Effect of exchange rate changes on cash	1	3

Increase (decrease) in cash and cash equivalents	20	(25)
Cash and cash equivalents at beginning of period	129	154

Cash and cash equivalents at end of period	$149	$129

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended December 31, 2008

(In millions, except shares in thousands)

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Deferred Employee	Notes Receivable for Restricted	Accumulated Other Comprehensive	Total Stockholders’	Total Comprehensive
	Shares	Cost	Capital	Earnings	Benefits	Stock	Income	Equity	Loss
Balance at September 30, 2008	65,278	$61	$21	$1,143	$(30)	$(21)	$75	$1,249
Net income				4					$4
Foreign currency translation adjustment							(20)		(20)
Change in unrealized gain on derivative instruments							(3)		(3)

Other comprehensive loss									(23)

Comprehensive loss								(19)	$(19)

Common dividends paid				(12)				(12)
Issuance of stock under employee compensation plans, net of forfeitures	(2)	—						—
Amortization of share-based compensation			6					6
Purchase and retirement of common and treasury stock	(7)	—						—
Principal payment by Employee Stock Ownership Plan under guaranteed loan					2			2
Notes receivable for restricted stock—payments and forfeitures						1		1

Balance at December 31, 2008	65,269	$61	$27	$1,135	$(28)	$(20)	$52	$1,227

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

UNAUDITED

A. Basis of Presentation

The consolidated financial statements include the accounts of Cabot (the “Company”) and its wholly-owned subsidiaries and majority-owned and controlled U.S. and non-U.S. subsidiaries. Additionally, Cabot considers consolidation of entities over which control is achieved through means other than voting rights, of which there were none in the periods presented. Intercompany transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (“2008 10-K”).

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 2008 and 2007. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

B. Significant Accounting Policies

Revenue Recognition and Accounts Receivable

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

The following table presents the percentages of total revenue recognized in each of the Company’s reportable segments. Other operating revenues, which represent less than two percent of total revenues, include tolling, servicing and royalties for licensed technology.

	Three months ended December 31
	2008	2007
Core Segment
Rubber Blacks Business	63%	59%
Supermetals Business	7%	8%
Performance Segment	25%	30%
New Business Segment	3%	1%
Specialty Fluids Segment	2%	2%

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

UNAUDITED

The majority of the revenue in the Specialty Fluids business arises from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned.

Cabot maintains allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the first quarters of fiscal 2009 and 2008 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

Financial Instruments

Cabot’s financial instruments consist primarily of cash and cash equivalents, short-term and long-term debt, and derivative instruments. The carrying values of Cabot’s financial instruments approximate fair value with the exception of certain long-term debt that has not been designated with a fair value hedge. This portion of long-term debt is recorded at face value. The fair values of the Company’s derivative instruments are based on quoted market prices, if such prices are available. In situations where quoted market prices are not available, the Company relies on valuation models to derive fair value. Such valuation takes into account the ability of the financial counterparty to perform. Cabot uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates and foreign currency exchange rates, which exist as part of its on-going business operations. Cabot does not enter into contracts for speculative purposes, nor does it hold or issue any financial instruments for trading purposes.

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

In accordance with Cabot’s risk management strategy, the Company may enter into certain derivative instruments that may not be designated as hedges for hedge accounting purposes. Although these derivatives are not designated as hedges, the Company believes that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. The Company records in earnings the gains or losses from changes in the fair value of derivative instruments that are not designated as hedges.

The Company carries a variety of different cash and cash equivalents on its consolidated balance sheets. Cabot continually assesses the liquidity of cash and cash equivalents and, as of December 31, 2008, has determined that they are readily convertible to cash.

Income Tax in Interim Periods

The Company records its tax provision (benefit) on an interim basis using the estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period. Losses from jurisdictions for which no benefit can be realized and the income tax effects of unusual and infrequent items are excluded from the estimated annual effective tax rate. Valuation allowances are provided against the future tax benefits that arise from the losses in jurisdictions for which no benefit can be realized. In addition, the effects of the unusual and infrequent items are recognized in the impacted interim period as discrete items. The estimated annual effective tax rate may be significantly impacted by nondeductible expenses and the Company’s projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period when such estimates are revised.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

UNAUDITED

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $120 million and $140 million higher as of December 31, 2008 and September 30, 2008, respectively. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.

Cabot reviews inventory for potential obsolescence periodically. In this review, the Company makes assumptions about the future demand for and market value of the inventory and based on these assumptions estimates the amount of any obsolete, unmarketable or slow moving inventory. Cabot writes down the value of these obsolete, unmarketable or slow moving inventories by an amount equal to the difference between the cost of the inventory and its estimated market value. During the three months ended December 31, 2008 the Company recorded a pre-tax charge of $10 million to write down the value of inventory in the Rubber Blacks Business in Asia Pacific to its market value. This write-down was due to the rapid decline in carbon black selling prices combined with high inventory levels in that region.

C. Employee Benefit Plans

Cabot provides defined benefit plans for all U.S. and some foreign employees. Due to recent global market declines, the Company’s U.S. qualified defined benefit plan asset values declined by approximately 18% during the quarter, causing the plan to be in an underfunded position at December 31, 2008 as compared to a $2 million overfunded position at September 30, 2008. As a result, the Company anticipates that it will need to contribute approximately $2 million to this plan during fiscal 2009.

Net periodic defined benefit pension and other postretirement benefit costs during the first quarter of fiscal 2009 and 2008 include the following:

	Three Months Ended December 31
	2008		2007		2008		2007
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$1	$1	$1	$1	$—	$—	$1	$—
Interest cost	2	3	2	3	1	—	1	—
Expected return on plan assets	(2)	(3)	(2)	(3)	—	—	—	—
Amortization of actuarial loss	—	—	—	1	—	—	—	—

Net periodic benefit cost	$1	$1	$1	$2	$1	$—	$2	$—

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

UNAUDITED

D. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials and natural gas. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. The commitments in the table below are quantified on the basis of market prices at December 31, 2008.

	Payments Due by Fiscal Year
	2009	2010	2011	2012	2013	Thereafter	Total
	(Dollars in millions)
Core Segment
Rubber Blacks Business	$131	$129	$99	$81	$76	$782	$1,298
Supermetals Business	30	15	16	17	6	1	85
Performance Segment	96	37	18	16	17	146	330
Specialty Fluids Segment	3	4	—	—	—	—	7

Total	$260	$185	$133	$114	$99	$929	$1,720

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

Environmental Matters

As of December 31, 2008 and September 30, 2008, Cabot had $7 million on a discounted basis ($9 million on an undiscounted basis) and $9 million on a discounted basis ($10 million on an undiscounted basis), respectively, reserved for environmental matters primarily related to divested businesses. These amounts represent Cabot’s best estimates of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Cash payments were $1 million in each of the first quarters of fiscal 2009 and 2008 related to these environmental matters.

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. As more fully described in the 2008 10-K, the Company’s respirator liabilities involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

UNAUDITED

As of December 31, 2008, there were approximately 54,000 claimants in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2052, and, at December 31, 2008, is approximately $14 million on a discounted basis (or $24 million on an undiscounted basis). Cash payments related to this liability were less than $1 million for the three months ended December 31, 2008.

Beryllium Claims

Cabot is a party to several pending actions in connection with its discontinued beryllium operations in Reading, Pennsylvania. Cabot entered the beryllium industry through an acquisition in 1978. The Company ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of its former beryllium business was sold to NGK Metals, Inc. (“NGK”) in 1986. As more fully described in the 2008 10-K, the actions are pending in several state and federal courts, and involve claims for personal injury and medical monitoring relating to alleged contact with beryllium in various ways. Cabot believes it has valid defenses to all of the beryllium actions against it and will assert them vigorously in the various venues in which claims have been asserted. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of these matters. While the outcome of litigation is uncertain, the Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position.

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

On September 6, 2005, AVX filed an action in the Superior Court of Massachusetts for Suffolk County, which, in November 2005, was moved to the Business Litigation Section of the Superior Court of Massachusetts. The action alleges that Cabot improperly administered the parties’ Supply Agreement for the years 2003 through 2005. In particular, AVX claims that Cabot has not provided all of the price relief due to AVX under the “most favored customer” (“MFC”) provisions of the Supply Agreement. AVX seeks a judicial declaration of the rights of the parties to the Supply Agreement, an accounting of monies paid, due or owing under the MFC provisions, and an award of any sums not paid that should have been. Cabot filed an answer and counterclaims against AVX asserting that AVX actually underpaid for tantalum products in the period 2003 through 2005. On December 31, 2007, the court issued an order allowing AVX’s motion for partial summary judgment on one significant legal issue involving interpretation of the Supply Agreement, but denied AVX’s motion and Cabot’s cross-motion in all other respects, including AVX’s motion to dismiss Cabot’s affirmative defenses that would negate AVX’s claims. Prior to July 2008, AVX had indicated that it believed it is owed additional MFC benefits of approximately $24 million, which Cabot disputes. In July 2008, AVX attempted to assert new legal theories that increased its damage claim for additional MFC benefits to approximately $96 million. Cabot subsequently filed a motion to strike AVX’s revised claim for MFC benefits and in November 2008, the court granted Cabot’s motion and denied AVX’s additional damage claim for MFC benefits of $72 million, thereby limiting AVX’s claim to the previously stated $24 million. Cabot believes that it has valid defenses to all of AVX’s claims, including the one on which partial summary judgment was granted, and will continue to assert these defenses and its counterclaims vigorously. In addition, if necessary, Cabot has the right to appeal the court’s order allowing AVX’s motion for partial summary judgment. While the outcome of litigation is uncertain, the Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

UNAUDITED

E. Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	Three Months Ended
	December 31
	2008	2007
	(In millions, except per share amounts)
Basic EPS:
Income available to common shares (numerator)	$4	$36

Weighted average common shares outstanding	65	65
Less: contingently issuable shares(1)	(2)	(2)

Adjusted weighted average common shares (denominator)	63	63

Basic EPS	$0.07	$0.57

Diluted EPS:
Income available to common shares (numerator)	$4	$36

Adjusted weighted average common shares outstanding	63	63
Effect of dilutive securities:
Common shares issuable(2)(3)	1	1

Adjusted weighted average shares (denominator)	64	64

Diluted EPS	$0.07	$0.56

(1)	Represents outstanding unvested restricted stock issued under Cabot’s equity incentive plans.
(2)

Represents incremental shares for the (i) assumed exercise of stock options; (ii) assumed issuance of shares pursuant to the Company’s SERP obligation to employees; and (iii) outstanding unvested restricted stock issued under Cabot’s equity incentive plans, net of assumed share repurchases.

(3)

For the three months ended December 31, 2008 and 2007 options to purchase 529,100 and 120,600 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because those options’ exercise prices were greater than the average market price of Cabot common stock for those periods.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

UNAUDITED

F. Financial Information by Segment

Cabot is organized into four business segments: the Core Segment, which is further disaggregated for financial reporting purposes into the Rubber Blacks and Supermetals Businesses, the Performance Segment, the New Business Segment and the Specialty Fluids Segment. During the first quarter of fiscal 2009, management changed the allocation method of its corporate costs to its segments. Under this new method, costs that are not controlled by the segments and which primarily benefit corporate interests are not allocated to the segments and are included under the caption “Unallocated and Other” in the table below. The presentation of prior period results conforms to the new allocation method.

While the Chief Operating Decision Maker uses a number of performance measures to manage the performance of the segments and allocate resources to them, income (loss) from operations before taxes is the measure that is most consistently used and is therefore the measure presented in the table below.

	Core Segment		Performance Segment	New Business Segment	Specialty Fluids Segment	Segment Total	Unallocated and Other (1)	Consolidated Total
	Rubber Blacks Business	Supermetals Business
	(Dollars in millions)
Three months ended December 31, 2008
Net sales and other operating revenues(2)	$399	$45	$157	$18	$15	$634	$18	$652
Income (loss) before taxes(3)	$24	$3	$3	$(3)	$4	$31	$(30)	$1
Three months ended December 31, 2007
Net sales and other operating revenues(2)	$410	$53	$211	$10	$16	$700	$11	$711
Income (loss) before taxes(3)	$16	$3	$31	$(12)	$8	$46	$(12)	$34

(1)

Unallocated and Other includes costs that are not controlled by the segments and which primarily benefit corporate interests, certain items and eliminations that are not allocated to the operating segments. Management does not consider these items necessary for an understanding of the operating results of the segments and such amounts are excluded in the segment reporting to the Chief Operating Decision Maker.

(2)

During the third quarter of fiscal 2008, the Company purchased additional shares of one of its Rubber Blacks equity affiliates which resulted in the consolidation of its operating results in the Company’s consolidated financial statements beginning April 1, 2008. In the first quarter of fiscal 2008 (prior to the consolidation), segment sales included 100% of the sales of this equity affiliate at market-based prices. Unallocated and other reflects an elimination for sales of this equity affiliate for this period, offset by royalties paid by other equity affiliates, other operating revenues and external shipping and handling fees.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

UNAUDITED

(3)	Income (loss) before taxes for Unallocated and Other includes:

	Three Months Ended December 31
	2008	2007
	(Dollars in millions)
Interest expense	$(9)	$(9)
Certain items(a)	(2)	10
Equity in net income of affiliated companies(b)	(2)	(2)
Unallocated corporate costs(c)	(7)	(7)
Foreign currency transaction losses(d)	(7)	(1)
Other expense, net (e)	(3)	(3)

Total	$(30)	$(12)

(a)

Certain items consist of amounts that are not included in segment profit before taxes (“PBT”). Certain items for the three months ended December 31, 2008 include charges of $3 million for restructuring initiatives as described in Note J offset by a benefit of $1 million related to a former carbon black facility. Certain items for the three months ended December 31, 2007 include a gain of $18 million from the sale of land in Altona, Australia, offset by charges of $7 million for restructuring initiatives and $1 million for environmental and legal reserves.

(b)	Equity in net income of affiliated companies is included in segment PBT and is removed from Unallocated and Other to reconcile back to income (loss) from operations before taxes.
(c)

During the first quarter of fiscal 2009, management changed the allocation method of its corporate costs to its segments. The Company has recast prior periods to conform to the new allocation method. Under this new method, costs that are not controlled by the segments and which primarily benefit corporate interests are not allocated to the segments.

(d)	Foreign currency transaction gains and losses are net of other foreign currency risk management activities and are not included in segment PBT.
(e)	Other expense, net, consists of investment income and other expenses that are not included in segment PBT.

The Performance Segment is comprised of the Performance Products and Fumed Metal Oxides Businesses. The net sales from each of these businesses for the three months ended December 31, 2008 and 2007 are as follows:

	Three Months Ended December 31
	2008	2007
	(Dollars in millions)
Performance Products	$105	$141
Fumed Metal Oxides	52	70

Total Performance Segment Sales	$157	$211

The New Business Segment is comprised of the Inkjet Colorants and the Aerogel Businesses and the business development activities of Cabot Superior MicroPowders (“CSMP”). The net sales from each of these businesses for the three months ended December 31, 2008 and 2007 are as follows:

	Three Months Ended December 31
	2008	2007
	(Dollars in millions)
Inkjet colorants	$13	$8
Aerogel	4	1
Superior MicroPowders	1	1

Total New Business Segment Sales	$18	$10

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

UNAUDITED

G. Income Tax Uncertainties

As of December 31, 2008, the total amount of unrecognized tax benefits was $80 million. In addition, accruals of $5 million and $15 million have been recorded for penalties and interest, respectively. If the unrecognized tax benefits were recognized at a given point in time, there would be approximately a $68 million favorable impact on the Company’s tax provision.

Changes in the amount of unrecognized tax benefits during the fiscal quarter are as follows:

(Dollars in millions)
Balance at September 30, 2008	$80
Additions based on tax positions related to the current year	1
Reductions (including settlements and statute of limitation lapses) for tax positions of prior years	(1)

Balance at December 31, 2008	$80

The balances above include uncertainties related to the Company’s U.S. income tax filings for the tax years 2003 and 2004. While the U.S. Internal Revenue Service (“IRS”) had completed its audit of these tax years and its review of several refund claims related to these years, the results were still subject to review by the Joint Committee on Taxation (“JCT”) as of December 31, 2008. In late January 2009, the Company was notified by the IRS that the JCT review had concluded with no proposed changes to the IRS report. During the second quarter of fiscal 2009, this settlement is expected to provide a reduction in the amount of uncertain tax positions of approximately $9 million and a net tax benefit of approximately $5 million. In addition, the IRS is currently auditing the tax years 2005 and 2006 and certain Cabot subsidiaries are under audit in a number of jurisdictions outside of the U.S. Lastly, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of one or more of these audits or the lapse of applicable statutes of limitations; however, an estimated range of the impact on the unrecognized tax benefits cannot be quantified at this time.

Cabot files U.S., state, and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2005 through 2008 tax years generally remain subject to examination by federal tax authorities and the 2003 through 2008 tax years remain subject to examination by most state tax authorities. In significant non-U.S. jurisdictions, the 2001 through 2008 tax years generally remain subject to examination by their respective tax authorities. Our significant non-U.S. jurisdictions include the United Kingdom, Germany, Japan, Canada, China, Argentina, Brazil and the Netherlands.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

UNAUDITED

H. Fair Value Measurements

Effective October 1, 2008, Cabot implemented Statement of Financial Accounting Standard (“FAS”) No. 157 (“FAS 157”) for financial assets and financial liabilities reported or disclosed at fair value. As permitted by Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 157-2, the Company elected to defer implementation of the provisions of FAS 157 for nonfinancial assets and nonfinancial liabilities until October 1, 2009, except for nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The disclosures focus on the inputs used to measure fair value. FAS 157 establishes the following hierarchy for categorizing these inputs:

Level 1 —	Quoted market prices in active markets for identical assets or liabilities

Level 2 —	Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs)

Level 3 —	Significant unobservable inputs

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	December 31, 2008
	Level 1 Inputs	Level 2 Inputs	Total
	(Dollars in Millions)
Assets at fair value:
Equity securities(1)	$1	$—	$1
Derivatives relating to:
Interest rates(2)	—	5	5
Foreign currency(2)	—	2	2
Commodities(2)	—	1	1

Total assets at fair value	$1	$8	$9

Liabilities at fair value:
Derivatives relating to:
Foreign currency(2)	$—	$49	$49

Total liabilities at fair value	$—	$49	$49

(1)	The Company’s investments in equity securities are included in “Short-term marketable securities” in the consolidated balance sheet.
(2)	The Company’s derivatives are included in “Other assets” and “Other liabilities” in the consolidated balance sheet.

For assets that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability. For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

UNAUDITED

I. Accounting Pronouncements

New and Adopted Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements”. FAS 157 provides guidance for (i) using fair value to measure assets and liabilities; and (ii) requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair-value measurements have on earnings. The primary areas in which Cabot utilizes fair value measures are in valuing pension plan assets and liabilities, valuing hedge-related derivative financial instruments, allocating purchase price to the assets and liabilities of acquired companies, and evaluating long-term assets for potential impairment. FAS 157 does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. Effective October 1, 2008, Cabot adopted the portion of FAS 157 that was not deferred, which includes the disclosures in Note H, and applied the provisions of the statement prospectively to assets and liabilities measured and disclosed at fair value. The adoption of the deferred portion of FAS 157 on October 1, 2009 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Effective October 1, 2008, Cabot adopted FAS 159. The Company has not made any elections to use fair value under FAS 159; therefore, FAS 159 had no impact on the Company’s consolidated financial statements at December 31, 2008.

Issued Accounting Standards Not Yet Adopted

In December 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. FAS 141(R) is effective on a prospective basis for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combination Cabot enters into after September 30, 2009 will be subject to this new standard.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for the ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in the parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 will be effective for Cabot for the first quarter of fiscal 2010, beginning October 1, 2009. The Company is evaluating the impact of FAS 160 on its consolidated financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. FAS 161 is effective for Cabot beginning on January 1, 2009. FAS 161 will not affect the Company’s financial position or results of operations. The new standard solely affects the disclosure of information.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

UNAUDITED

J. Restructuring

Restructuring activity for the three months ended December 31, 2008 includes the costs associated with the closure of Cabot’s Waverly, West Virginia plant, Cabot’s 2008 Global Restructuring plan and an approximately $1 million benefit related to the previous closure of the Company’s facility in Zierbena, Spain. Restructuring activity for the three months ended December 31, 2007 includes the gain on the sale of land in Altona, Australia on which a former carbon black manufacturing facility was located. The gain was approximately $18 million, before tax and net of settlement costs, which was recorded in cost of sales in the accompanying consolidated statements of operations. As of December 31, 2008, there was no reserve for the Altona, Australia restructuring. Restructuring activity was recorded in the consolidated statements of operations as follows:

	Three Months Ended December 31
	2008	2007
	(Dollars in millions)
Cost of sales	$1	$(11)
Selling and administrative expenses	1	—

Total	$2	$(11)

As of December 31, 2008, the reserve balances for the 2008 Global Restructuring plan and the Waverly, West Virginia plant closure are included in accrued expenses in the accompanying consolidated balance sheets. Details of the restructuring activity and the reserve for these plans during the three months ended December 31, 2008 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Total
	(Dollars in millions)
Reserve at September 30, 2008	$2	$1	$3
Charges	2	1	3
Cash paid	(1)	(1)	(2)

Reserve at December 31, 2008	$3	$1	$4

Cabot expects to make cash payments of approximately $3 million in the remainder of 2009 related to these plans, comprised of $2 million for severance and employee benefits and $1 million of environmental remediation costs, and $1 million in 2010 for severance and employee benefits.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

UNAUDITED

K. Subsequent Event

On January 28, 2009, in response to a significant reduction in global demand, Cabot committed to a broad-based restructuring of its operations. Over the course of calendar year 2009, Cabot plans to: (i) close its manufacturing operations located in Berre, France, in Stanlow and Dukinfield, U.K., and its tantalum powder operations in Boyertown, Pennsylvania; (ii) close its regional office in Kuala Lumpur, Malaysia; (iii) mothball assets at its manufacturing operations in Merak, Indonesia and Sarnia, Ontario; and (iv) implement short worktime at its manufacturing operations in Rheinfelden, Germany.

The Company expects this restructuring will result in a pre-tax charge to earnings of approximately $150 million, with approximately $105 million of this amount expected to be recorded during fiscal year 2009. Estimates of the total amount the Company expects to incur for each major type of cost associated with the restructuring plan are: (i) severance and employee benefits of $70 million for approximately 500 employees, (ii) accelerated depreciation and impairment of facility assets of $50 million, (iii) demolition and site clearing costs of $20 million, and (iv) contract termination costs of $10 million. The total after-tax charge is estimated to be $130 million.

Net cash outlays related to these actions are expected to be $80 million, approximately $30 million of which is expected to be paid during fiscal 2009.

The segments impacted by this restructuring are presented in the table below.

	Core Segment		Performance Segment
Location	Rubber Blacks Business	Supermetals Business
Berre, France	X		X
Stanlow, U.K.	X		X
Dukinfield, U.K.			X
Boyertown, PA		X
Merak, Indonesia	X
Sarnia, Ontario	X		X
Rheinfelden, Germany			X

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if 1) the estimate is complex in nature or requires a high degree of judgment and 2) different estimates and assumptions were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our policies and estimates. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates that we believe are critical to the preparation of the Consolidated Financial Statements for the three months ended December 31, 2008 are presented below. We have other critical accounting policies that are discussed under the “Critical Accounting Policies” heading in management’s discussion and analysis in our Fiscal 2008 Annual Report on Form 10-K (“2008 10-K”).

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

The following table presents the percentages of total revenue recognized in each of our reportable segments. Other operating revenues, which represent less than two percent of total revenues, include tolling, servicing and royalties for licensed technology:

	Three months ended December 31
	2008	2007
Core Segment
Rubber Blacks Business	63%	59%
Supermetals Business	7%	8%
Performance Segment	25%	30%
New Business Segment	3%	1%
Specialty Fluids Segment	2%	2%

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

The majority of the revenue in the Specialty Fluids business arises from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned.

We maintain allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. In the current economic environment there could be significant changes in the allowance owing to events such as customer liquidity matters or customer bankruptcies. Such changes could impact our results of operations and cash flows. Changes in the allowance during the first quarters of fiscal 2009 and 2008 were not material.

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $120 million and $140 million higher as of December 31, 2008 and September 30, 2008, respectively. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales. If, however, we were using a FIFO method, our purchases from earlier periods, which were at lower prices, would instead be the first charged to cost of sales. The opposite result could occur during a period of rapid decline in raw material costs, as was the case during the first quarter of fiscal 2009.

At certain times, we may decrease inventory levels to the point where layers of inventory recorded under the LIFO method that were purchased in preceding years are liquidated. The inventory in these layers may be valued at an amount that is different than our current costs. If there is a liquidation of an inventory layer, there may be an impact to our cost of sales and net income for that period. If the liquidated inventory is at a cost lower than our current cost, there would be a reduction in our cost of sales and an increase to our net income during the period. Conversely, if the liquidated inventory is at a cost higher than our current cost, there would be an increase in our cost of sales and a reduction to our net income during the period.

We review inventory for potential obsolescence periodically. In this review, we make assumptions about the future demand for and market value of the inventory and based on these assumptions estimate the amount of any obsolete, unmarketable or slow moving inventory. We write down the value of these obsolete, unmarketable or slow moving inventories by an amount equal to the difference between the cost of the inventory and its estimated market value. During the three months ended December 31, 2008 we recorded a pre-tax charge of $10 million to write down the value of inventory in the Rubber Blacks Business in Asia Pacific to its market value. This write-down was due to the rapid decline in carbon black selling prices combined with high inventory levels in that region. This write-down may affect results in future periods when the inventory is sold since the write-down is to current market value assuming a zero profit margin going forward rather than the normal margin that is earned on this product. In addition, if actual market conditions are less favorable than those projected by management at the time of the assessment, additional inventory write-downs may be required, which could reduce our gross profit and our earnings.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”). We perform an impairment test for goodwill at least annually and when events or changes in business circumstances indicate that the carrying value may not be recoverable. To test whether an impairment exists, the fair value of the applicable reporting unit is estimated based on discounted future cash flows. The calculation of fair value is sensitive to both the estimated future cash flows and the discount rate applied to those cash flows. The assumptions used to estimate the discounted cash flows are based on management’s best estimates about selling prices, production and sales volumes, costs, future growth rates, capital expenditures and market conditions over an estimate of the remaining operating period at the reporting unit. The discount rate is based on the weighted average cost of capital that is determined by evaluating the risk-free rate of return, cost of debt and expected equity premiums. If an impairment exists, a loss to write down the value of goodwill to its implied fair value is recorded. While this would have no direct impact on our cash flows, it would reduce our earnings. No impairments were recorded during the first quarters of fiscal 2009 or 2008.

Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, short-term and long-term debt, and derivative instruments. The carrying values of our financial instruments approximate fair value with the exception of certain long-term debt that has not been designated with a fair value hedge. This portion of long-term debt is recorded at face value. The fair values of our derivative instruments are based on quoted market prices, if such prices are available. In situations where quoted market prices are not available, we rely on valuation models to derive fair value. Such valuation takes into account the ability of the financial counterparties to perform. We use derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates and foreign currency exchange rates, which exist as part of our on-going business operations. We do not enter into contracts for speculative purposes, nor do we hold or issue any financial instruments for trading purposes.

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

We carry a variety of different cash and cash equivalents on our consolidated balance sheets. We continually assess the liquidity of cash and cash equivalents and as of December 31, 2008, we have determined that they are readily convertible to cash.

Assets and liabilities measured at fair value are classified in the fair value hierarchy based on the inputs used for valuation. Assets that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued based on quoted prices for similar assets or liabilities in active markets, or standard pricing models using observable inputs are classified as Level 2. We currently have no assets or liabilities that are valued using unobservable inputs and therefore no assets or liabilities that are classified as Level 3. Currently, the sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to our total equity.

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

Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of other parties which contribute to the settlement of respirator claims, (viii) a change in the availability of insurance coverage maintained by the entity from which we acquired the safety respiration products business, (ix) changes in the allocation of costs among the various parties paying legal and settlement costs and (x) a determination that our interpretation of the contractual obligations on which we have estimated our share of liability is inaccurate. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount. Further, if the timing of our actual payments made for respirator claims differs significantly from our estimated payment schedule, and we could no longer reasonably predict the timing of such payments, we could then be required to record the reserve amount on an undiscounted basis on our consolidated balance sheets, causing an immediate impact to earnings.

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

We record our tax provision (benefit) on an interim basis using the estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period. Losses from jurisdictions for which no benefit can be realized and the income tax effects of unusual and infrequent items are excluded from the estimated annual effective tax rate. Valuations allowances are provided against the future tax benefits that arise from the losses in jurisdictions for which no benefit can be realized. In addition, the effects of the unusual and infrequent items are recognized in the impacted interim period as discrete items. The estimated annual effective tax rate may be significantly impacted by nondeductible expenses and our projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period that such estimates are revised.

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

Restructuring Activities

Our consolidated financial statements detail specific charges relating to restructuring activities as well as the actual spending that has occurred against the resulting accruals. Our restructuring charges are estimates based on our preliminary assessments of (i) severance benefits to be granted to employees, which are based on known benefit formulas and identified job grades, (ii) costs to vacate certain facilities and (iii) asset impairments. Because these accruals are estimates, they are subject to change as a result of deviations from initial restructuring plans or subsequent information that may come to our attention. These deviations may lead to changes in estimates, which would then be reflected in our consolidated financial statements.

II. Results of Operations

Overview

During the first quarter of fiscal 2009, operating results declined compared to the first quarter of fiscal 2008 as weakness in the tire, automotive, construction and electronics markets, including customer de-stocking, reduced volumes.

•

During the first quarter of fiscal 2009, our Rubber Blacks Business PBT benefited by $22 million from higher prices in our supply contracts, reflecting contract adjustments relating to higher feedstock costs from prior periods. Rapidly falling feedstock costs during the quarter led to a $10 million positive impact from our LIFO accounting methodology. These factors more than offset lower volumes and a $10 million inventory write-down, leading to an increase in profitability when compared to the first quarter of fiscal 2008.

•	In the Supermetals Business, higher prices offset lower volumes leading to flat profitability when comparing the first quarter of fiscal 2009 to the same period of fiscal 2008.

•

The Performance Segment was affected by reduced demand and customer de-stocking in the automotive, construction and electronics markets in the first quarter of fiscal 2009, leading to lower volumes. These declines more than offset a $10 million positive LIFO impact from rapidly falling carbon black feedstock costs, leading to a decline in profitability when compared to the first quarter of fiscal 2008.

•

Profitability in the Specialty Fluids Segment decreased in the first quarter of fiscal 2009 when compared to the first quarter of fiscal 2008 due to a slowdown of drilling activity in the North Sea and the mix of revenue generated from fluid rental versus that of fluids sold.

•

The New Business Segment increased its revenue and cash flow during the first quarter of fiscal 2009. This increase in revenues, combined with lower costs, led to improved profitability when compared to the first quarter of fiscal 2008.

•	During the first quarter of fiscal 2009, our cash flow from operations was $92 million, a portion of which was derived from a $61 million decrease in working capital.

In January 2009, we announced a restructuring of our operations, including a plan to close four of our manufacturing operations and one regional office, mothball assets at two additional sites and other significant cost cutting measures. These restructuring activities will take place over the course of calendar year 2009 and are expected to result in a minimum of $80 million of annual fixed cost savings in fiscal 2010.

First Quarter Fiscal 2009 versus First Quarter Fiscal 2008—Consolidated

Net Sales and Gross Profit

	Three Months Ended December 31
	2008	2007
	(Dollars in millions)
Net sales and other operating revenues	$652	$711
Gross profit	$92	$117

The $59 million decrease in net sales from the first quarter of fiscal 2008 to the first quarter of fiscal 2009 was due primarily to lower volumes ($210 million) from weakness in the tire, automotive, construction and electronics markets and an unfavorable foreign currency impact ($8 million). These factors were only partially offset by higher selling prices ($140 million).

Gross profit declined by $25 million due principally to volume weakness, particularly in the Performance Segment. These lower volumes offset the favorable impact of higher prices in our rubber blacks supply contracts, the LIFO benefit from rapidly falling carbon black feedstock costs and an improvement in new business performance from increased revenues and lower costs.

During the first quarter of fiscal 2009 we recorded $1 million pre-tax of restructuring related charges as cost of sales in the consolidated statement of operations. This is compared to $11 million of restructuring related income recorded as cost of sales for the first quarter of fiscal 2008, which included an $18 million pre-tax benefit from the sale of land at our former carbon black facility in Altona, Australia.

Selling and Administrative Expenses

	Three Months Ended December 31
	2008	2007
	(Dollars in millions)
Selling and administrative expenses	$56	$56

Selling and administrative expenses were flat in the first quarter of fiscal 2009 when compared to the same period in fiscal 2008. Lower expenses from cost reduction efforts and a favorable foreign currency impact on our expenses offset a $3 million increase in bad debt reserves. We recorded $1 million pre-tax of restructuring related charges as selling and administrative expenses in the first quarters of both fiscal 2008 and fiscal 2009.

Research and Technical Expenses

	Three Months Ended December 31
	2008	2007
	(Dollars in millions)
Research and technical expenses	$18	$17

The $1 million increase in research and technical expenses in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was principally due to higher spending on process development efforts related to our Cabot Elastomer Composite technology.

Interest Expense

	Three Months Ended December 31
	2008	2007
	(Dollars in millions)
Interest expense	$(9)	$(9)

Interest expense for the first quarter of fiscal 2009 was flat when compared to the first quarter of fiscal 2008 despite higher debt balances in the first quarter of fiscal 2009 due principally to a more favorable mix of interest rates.

Other Expense

	Three Months Ended December 31
	2008	2007
	(Dollars in millions)
Other Expense	$(9)	$(2)

The $7 million increase in other expense in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was due principally to losses on foreign currency transactions, including an intercompany loan in Brazil denominated in U.S. dollars and charges related to the repatriation of a portion of our Bolivars held in Venezuela.

Effective Tax Rate

We recorded an income tax provision in the first quarter of fiscal 2009 of $1 million. This includes an unfavorable impact of $4 million relating to the effect of non-deductible losses, net tax benefits of $2 million from the renewal of U.S. research and experimentation credits and benefits of $1 million from tax settlements and releases. Without these factors, the tax rate for the first quarter of fiscal 2009 would have been approximately 36%. This compares to an income tax benefit recorded in the first quarter of fiscal 2008 of $6 million. This included a $7 million net benefit from tax settlements as well as a $7 million benefit from tax credits approved by the Chinese tax authorities during the quarter. Without these tax benefits, the tax rate for the first quarter of fiscal 2008 would have been approximately 27%. Due to a geographic shift in the makeup of our earnings, we expect our tax rate for operations for fiscal 2009 to be between 35% and 37%, exclusive of the tax impact of restructuring charges and any tax settlements or tax reserve releases. We would anticipate this rate to return to our previously lower level with a more normalized earnings pattern.

The IRS has recently completed its audit of tax years 2003 and 2004 and its review of several refund claims related to these years, which were still subject to review by the Joint Committee on Taxation (“JCT”) as of December 31, 2008. In late January 2009, we were notified by the IRS that the JCT review had concluded with no proposed changes to the IRS report. During the second quarter of fiscal 2009, this settlement is expected to provide a net tax benefit of approximately $5 million and a net cash receipt of approximately $15 million. We are also currently under audit by the IRS for tax years 2005 and 2006 and are under audit in a number of jurisdictions outside of the U.S. It is possible that some of the non-US audits will be resolved in fiscal 2009, which may impact our effective tax rate going forward.

Minority Interest in Net Loss (Income), net of tax

	Three Months Ended December 31
	2008	2007
	(Dollars in millions)
Minority interest in net loss (income), net of tax	$2	$(6)

Minority interest in net loss (income), net of tax is the means by which the minority shareholders’ portion of the income or loss in our consolidated joint ventures is removed from our consolidated statement of operations. In the first quarter of fiscal 2009, in total, these joint ventures experienced losses, primarily driven by lower volumes and inventory write-downs. This, in turn, led to our minority shareholders in these ventures absorbing a portion of these losses, resulting in a benefit to our consolidated statement of operations. In the first quarter of fiscal 2008, our consolidated joint ventures were profitable in total. Accordingly, our joint venture partners shared partially in these profits, and we removed their portion of this income from our consolidated results through minority interest.

Net Income

We reported net income for the first quarter of fiscal 2009 of $4 million ($0.07 per diluted common share after-tax) compared to net income of $36 million ($0.56 per diluted common share after-tax) in the same period of fiscal 2008.

First Quarter Fiscal 2009 versus First Quarter Fiscal 2008—By Business Segment

The following discussion of results includes information on our reportable segment sales and segment (or business) operating profit before tax (“PBT”). Segment PBT is a non-GAAP financial measure and is not intended to replace income (loss) from operations before taxes, the most directly comparable GAAP financial measure. In calculating segment PBT we exclude certain items, meaning items that are significant and unusual or infrequent, as these amounts are not believed to reflect the true underlying business performance. Specifically, in calculating segment PBT we include equity in net income of affiliated companies, royalties paid by equity affiliates and minority interest but exclude interest expense, foreign currency translation gains and losses, interest income and dividend income. Further, beginning in the first quarter of fiscal 2009, we exclude certain corporate costs that are not controlled by the Segments and which primarily benefit corporate interests. Our Chief Operating Decision-Maker uses segment PBT to evaluate changes in the operating results of each segment before non-operating factors and before certain items and to allocate resources to the segments. We believe that this non-GAAP measure also assists our investors in evaluating the changes in our results and performance. A reconciliation of segment PBT and income (loss) from operations is set forth below.

When explaining the changes in our PBT between periods, we use several terms. The term “fixed costs” means fixed manufacturing costs, including utilities. The term “inventory related changes” means the impact of changes related to items such as (i) inventory obsolescence and valuation reserves; (ii) utilization variances; and (iii) other increases or decreases in costs associated with the production of inventory. The term “LIFO impact” includes two factors: (i) the impact of current inventory costs being recognized immediately in cost of goods sold (“COGS”) under a last-in first-out method, compared to the older costs that would have been included in COGS under a first-in first-out method (“COGS impact”); and (ii) the impact of reductions in inventory quantities, causing historical inventory costs to flow through COGS (“liquidation impact”). The LIFO impact on PBT in the first quarter of fiscal 2009 is all “COGS impact”.

Total segment PBT, certain items, other unallocated items (which includes unallocated corporate costs), and income (loss) from operations before income taxes for the three months ended December 31, 2008 and 2007 are set forth in the table below. The details of certain items and other unallocated items are shown below.

	Three Months Ended December 31
	2008	2007
	(Dollars in millions)
Total segment PBT	$31	$46
Certain items	(2)	10
Other unallocated items	(28)	(22)

Income from operations before income taxes	$1	$34

Total segment PBT decreased by $15 million in the first quarter of fiscal 2009 when compared to the first quarter of fiscal 2008. The decline was driven principally by lower volumes ($78 million) from weakness in the tire, automotive, construction and electronics markets. These lower volumes were partially offset by higher prices relative to raw material costs ($57 million), including pricing in our rubber blacks supply contracts reflecting higher feedstock costs from prior periods, and the LIFO benefit from rapidly falling feedstock costs, partially offset by a $10 million inventory write-down. Additionally, foreign currency translation benefited results by $6 million in the first quarter of fiscal 2009 when compared to the same period of fiscal 2008.

Certain Items:

Details of the certain items for the first quarter of fiscal 2009 and 2008 are as follows:

	Three Months Ended December 31
	2008	2007
	(Dollars in millions)
Environmental reserves and legal settlements	$—	$(1)
Restructuring initiatives:
Global	(2)	—
Altona, Australia	—	18
North America	(1)	(6)
Europe	1	(1)

Total certain items, pre-tax	$(2)	$10

In the first quarter of fiscal 2009, $2 million, pre-tax, of charges related to previously announced restructuring initiatives were recorded as certain items. In the same period of fiscal 2008, $10 million, pre-tax, of income from restructuring activities was recorded as certain items, which included $18 million from the sale of land at our former carbon black facility in Altona, Australia.

Other Unallocated Items:

	Three Months Ended December 31
	2008	2007
	(Dollars in millions)
Interest expense	$(9)	$(9)
Equity in net income of affiliated companies	(2)	(2)
Unallocated corporate costs	(7)	(7)
Foreign currency transaction losses	(7)	(1)
Other expense, net	(3)	(3)

Total	$(28)	$(22)

Core Segment

Sales and PBT for the Rubber Blacks and Supermetals Businesses, which together comprise the Core Segment, for the first quarter of fiscal 2009 and 2008 are as follows:

	Three Months Ended December 31
	2008	2007
	(Dollars in millions)
Rubber Blacks Business Sales	$399	$410
Supermetals Business Sales	45	53

Total Sales	$444	$463

Rubber Blacks Business PBT	$24	$16
Supermetals Business PBT	3	3

Total PBT	$27	$19

Rubber Blacks Business

Sales in the Rubber Blacks Business decreased by $11 million in the first quarter of fiscal 2009 when compared to the same period of fiscal 2008. Lower volumes ($118 million) from weakness in the tire and automotive industries combined with unfavorable foreign currency translation impacts ($6 million) to more than offset higher selling prices ($108 million).

Rubber Blacks PBT increased by $8 million in the first quarter of fiscal 2009 when compared to the first quarter of fiscal 2008. This increase was driven principally by increased pricing relative to feedstock costs ($37 million), which included $22 million of benefit from our rubber blacks supply contracts and a $10 million favorable LIFO impact, partially offset by a $10 million inventory write-down to reduce inventory values to current market prices. Additionally, lower fixed costs and favorable foreign currency translation benefited results. All of these factors were partially offset by 29% lower volumes ($34 million).

Historically, our rubber blacks supply contracts provide for a price adjustment on the first day of each quarter to account for changes in feedstock costs and, in some cases, changes in other relevant costs. The feedstock adjustments are based upon the average of a relevant index over a three-month period. Because of the need to communicate these adjustments to our customers in a timely manner, the contracts typically provide for the adjustments to be calculated in the month preceding the quarter. Accordingly, the calculation has been typically based upon the average of the three months preceding the month in which the calculation is made. In periods of rapidly changing feedstock costs this time lag can have a significant impact on the results of the Rubber Blacks Business. For example, the contract price adjustment applicable to sales made in the quarter ended December 31, 2008 was calculated using the relevant index average during the months of June, July and August. Our raw material costs for the same quarter were based on actual feedstock costs in August, September and October, which were considerably lower. This resulted in a $22 million positive impact on PBT in the first quarter of fiscal 2009, compared to a $9 million unfavorable impact in the first quarter of fiscal 2008. During the first quarter of fiscal 2009 we renegotiated many of these agreements with our customers to provide for monthly pricing adjustments to account for changes in feedstock costs. While approximately 50% of the total volume of our Rubber Blacks Business continues to be sold under contract, only half of these contracted volumes is sold under agreements containing a four month lag in the time when prices are adjusted for feedstock costs.

Supermetals Business

Sales in the Supermetals Business decreased by $8 million in the first quarter of fiscal 2009 when compared to the first quarter of fiscal 2008. The decrease was driven principally by lower volumes ($15 million), partially offset by higher prices ($5 million) and a foreign currency benefit ($2 million).

PBT in the Supermetals Business in the first quarter of fiscal 2009 was flat when compared to the same period of fiscal 2008 as higher prices ($5 million) and the positive impact of foreign currency translation ($1 million) offset lower volumes ($6 million).

Performance Segment

Sales and PBT for the Performance Segment for the first quarter of fiscal 2009 and 2008 are as follows:

	Three Months Ended December 31
	2008	2007
	(Dollars in millions)
Performance Products Business Sales	$105	$141
Fumed Metal Oxides Business Sales	52	70

Segment Sales	$157	$211

Segment PBT	$3	$31

Sales in the Performance Segment decreased by $54 million in the first quarter of fiscal 2009 when compared to the first quarter of fiscal 2008. The decline was driven principally by lower volumes ($74 million) from weakness in the automotive, construction and electronics industries, partially offset by higher selling prices ($18 million).

PBT in the Performance Segment in the first quarter of fiscal 2009 was $28 million lower when compared to the first quarter of fiscal 2008. Volumes in the Performance Products and Fumed Metal Oxides Businesses were 37% and 30% lower than in the same period of fiscal 2008, respectively. These lower volumes, resulting from a combination of customer de-stocking and underlying demand decline in the automotive, construction and electronics markets, unfavorably affected PBT by $37 million. The impact of these lower volumes, combined with the unfavorable effects of inventory related changes ($5 million) from lower production levels, more than offset the $14 million favorable impact of higher prices relative to raw material costs, which included a $10 million LIFO benefit from rapidly falling carbon black feedstock costs.

New Business Segment

Sales and PBT for the New Business Segment for the first fiscal quarter of 2009 and 2008 are as follows:

	Three Months Ended December 31
	2008	2007
	(Dollars in millions)
Inkjet Colorants Business Sales	$13	$8
Aerogel Business Sales	4	1
Superior MicroPowders Sales	1	1

Segment Sales	$18	$10

Segment PBT	$(3)	$(12)

Sales in the New Business Segment increased by $8 million in the first quarter of fiscal 2009 when compared to the first quarter of fiscal 2008. The loss in the New Business Segment for the first quarter of fiscal 2009 was $3 million, which is a $9 million improvement from the first quarter of fiscal 2008. During fiscal 2008, we took steps to improve the pace and efficiency of our new business development efforts, including the elimination during the third quarter of fiscal 2008 of certain underperforming projects. These actions have led to increased revenues and lower costs in this Segment. Specifically, the increase in revenues in the Inkjet Colorants Business was due to higher volumes in both the OEM and aftermarket market segments, while an increase in orders in both the construction and oil and gas market segments led to higher revenues in the Aerogel Business.

Specialty Fluids Segment

Sales and PBT for the Specialty Fluids Segment for the first quarter of fiscal 2009 and 2008 are as follows:

	Three Months Ended December 31
	2008	2007
	(Dollars in millions)
Segment Sales	$15	$16

Segment PBT	$4	$8

Both sales and PBT in the Specialty Fluids Segment declined in the first quarter of fiscal 2009 when compared to the first quarter of fiscal 2008. These declines were due to a slowdown in drilling activity in the North Sea. Both rental revenue and volume of fluid sold declined in the first quarter of fiscal 2009, resulting in the lower revenues. The decline in rental revenue was more significant than the decline in volume of fluid sold, leading to a larger impact on PBT than on revenue due to the higher margin associated with rental revenue.

III. Cash Flow and Liquidity

Overview

Our liquidity position improved during the quarter primarily driven by decreasing carbon black feedstock costs which resulted in reduced working capital requirements. At December 31, 2008, we had cash or cash equivalents of $149 million, and current availability under our revolving and other credit facilities of approximately $160 million. While the availability of our credit facilities is dependent upon the financial viability of our lenders, we have no reason to believe that such liquidity will be unavailable or decreased. Our revolving credit facility contains financial covenants as to debt to total capitalization ratio and the level of subsidiary debt. At December 31, 2008 we were in compliance with these covenants and expect to remain so. All available cash is on deposit with banking institutions that we continue to believe are financially sound.

We expect cash on hand, cash from operations and present financing arrangements, including our unused lines of credit, to be sufficient to meet our cash requirements for the foreseeable future. This includes our anticipated debt repayments, capital expenditures and cash restructuring costs to be made during the next twelve months.

Cash Flows from Operating Activities

Cash generated by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $92 million in the first quarter of fiscal 2009 compared to a use of cash from operating activities of $42 million during the first quarter of fiscal 2008. The principal drivers of the cash generated from operations in the first quarter of fiscal 2009 were a $99 million decrease in receivables due to lower sales volumes and receivables collections and a $49 million decrease in inventories due to reductions in inventory levels and declines in carbon black feedstock costs. These sources of cash were partially offset by the use of cash for accounts payable and accrued liabilities due to the timing of certain payments. In the first quarter of fiscal 2008 rising carbon black feedstock costs and the need for higher inventory quantities resulted in a $20 million and $50 million increase in receivables and inventories, respectively. These uses of cash were partially offset by stronger net income from operations in that quarter.

We expect to receive a net cash refund in the second quarter of fiscal 2009 of approximately $15 million from the settlement of the IRS audit of tax years 2003 and 2004 and related refund claims. This refund, however, is expected to be largely offset during the second quarter by cash tax payments scheduled to be paid in other jurisdictions.

Restructurings

As of December 31, 2008, we had $4 million of total restructuring costs in accrued expenses in the consolidated balance sheet related to the closure of our plant in Waverly, West Virginia and our 2008 global restructuring plan. We made cash payments of $2 million during the first quarter of fiscal 2009 related to restructuring costs.

On January 28, 2009, we announced a significant restructuring of our operations. Over the course of calendar year 2009, we intend to close four of our manufacturing operations and one regional office. In addition, we plan to mothball assets at two sites and implement short worktime at one site. The restructuring is expected to result, in total, in an approximate $80 million cash charge and non-cash charges of approximately $70 million. A majority of the total costs will be incurred during fiscal 2009. This restructuring plan, which will impact the Core and Performance segments, is expected to deliver in excess of $80 million of annual fixed cost savings in fiscal 2010.

Repatriation of Foreign Currency

During the first quarter of fiscal 2009, we repatriated a portion of our cash balance denominated in Bolivars. We recognized a foreign exchange loss as a result of this transaction. As of December 31, 2008, we had cash denominated in Bolivars of approximately $9 million in Venezuela, which has been translated at the official exchange rate. We continue to be concerned about the amount that we will be able to receive when we repatriate some or all of this cash as we have not received approval to exchange the Bolivars at the official rate. If we are unable to repatriate this cash at the official exchange rate or if the official exchange rate devalues, we may incur additional reductions to our earnings and translated cash balances would be reduced.

Environmental and Litigation

We have recorded a $7 million reserve on a discounted basis ($9 million on an undiscounted basis) as of December 31, 2008, for environmental remediation costs at various sites. These sites are primarily associated with businesses divested in prior years. Additionally, we have recorded a $14 million reserve on a discounted basis ($24 million on an undiscounted basis) for respirator claims as of December 31, 2008. We anticipate that these expenditures will be made over a number of years, and will not be concentrated in any one year. We also have other litigation costs associated with lawsuits arising in the ordinary course of business including claims filed against us in connection with certain discontinued operations.

Employee Benefit Plans

We provide defined benefit plans for all U.S. and some foreign employees. Due to recent global market declines, our U.S. qualified defined benefit plan asset values declined by approximately 18% during the quarter, causing the plan to be in an underfunded position at December 31, 2008. While in the past several years we have not been required to make a contribution to the U.S. plan, the decline in the plan asset values will require us to contribute approximately $2 million to this plan during fiscal 2009.

Cash Flows from Investing Activities

Cash flows from investing activities consumed $35 million of cash in the first quarter of fiscal 2009 compared to $17 million in the first quarter of fiscal 2008. During the first quarter of fiscal 2009, capital expenditures of $32 million included an investment of $3 million in a carbon black joint venture located in China and residual spending to complete rubber blacks capacity expansion at an existing facility in China and energy centers at other rubber blacks facilities. In fiscal 2008 capital expenditures were offset by the proceeds of $18 million received from the sale of the land on which our Altona, Australia carbon black plant was located.

Cash Flows from Financing Activities

Financing activities used $38 million of cash during the first quarter of fiscal 2009 compared to $31 million of cash provided in the first quarter of fiscal 2008. In the first quarter of fiscal 2009 financing cash flows were primarily driven by the net reduction in debt of $25 million and a dividend payment of $12 million. In fiscal 2008 a total increase of $45 million in debt offset by the quarterly dividend payment of $12 million resulted in the positive cash flow from financing activities.

Contractual Obligations

Purchase Commitments

We have entered into long-term purchase agreements primarily for the purchase of raw materials and natural gas. Under certain of these agreements the quantity of material being purchased is fixed, but the price we pay changes as market prices change. The commitments in the table below are quantified on the basis of market prices at December 31, 2008.

	Payments Due by Fiscal Year
	2009	2010	2011	2012	2013	Thereafter	Total
	(Dollars in millions)
Core Segment
Rubber Blacks Business	$131	$129	$99	$81	$76	$782	$1,298
Supermetals Business	30	15	16	17	6	1	85
Performance Segment	96	37	18	16	17	146	330
Specialty Fluids Segment	3	4	—	—	—	—	7

Total	$260	$185	$133	$114	$99	$929	$1,720

Off-balance sheet arrangements

Cabot has no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations concerning the amount and timing of the charge to earnings we will record in connection with, and the annualized fixed cost savings we expect to realize from, the restructuring initiative we announced in January 2009; the benefits we expect to receive from recent tax settlements; our expected tax rate for fiscal 2009; the amount and timing of charges and payments associated with restructurings and cost reduction initiatives we have previously undertaken; the amount and timing of payments associated with environmental remediation and respirator claims; the amount and timing of cash contributions we may make to our U.S. qualified defined benefit plan; the outcome of pending litigation; capital expenditures for fiscal 2009; cash requirements and uses of available cash; and our ability to meet cash requirements for the foreseeable future.

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

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in the forward-looking statements: changes in raw material costs; lower than expected demand for our products; fluctuations in currency exchange rates; patent rights of others; stock and credit market conditions; the timely commercialization of products under development (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); our ability to successfully implement our cost reduction initiatives and organizational restructurings; demand for our customers’ products; competitors’ reactions to market conditions; the accuracy of the assumptions we used in establishing a reserve for our share of liability for respirator claims; and the outcome of pending litigation. Other factors and risks are discussed in our 2008 10-K.

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

Issued Accounting Standards Not Yet Adopted

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

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for the ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in the parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 will be effective for us for the first quarter of fiscal 2010, beginning October 1, 2009. We are evaluating the impact of FAS 160 on our consolidated financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. FAS 161 is effective for us beginning on January 1, 2009. FAS 161 will not affect our financial position or results of operations. The new standard solely affects the disclosure of information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended December 31, 2008 does not differ materially from that discussed under Item 7A of our fiscal 2008 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.	Legal Proceedings

Respirator Liabilities

We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. As more fully described in our 2008 10-K, our respirator liabilities involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of December 31, 2008, there were approximately 54,000 claimants in pending cases asserting claims against AO in connection with respiratory products. We have a reserve to cover our expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2052, and, at December 31, 2008, is approximately $14 million on a discounted basis (or $24 million on an undiscounted basis).

Beryllium Claims

We are a party to several pending actions in connection with our discontinued beryllium operations in Reading, Pennsylvania. We entered the beryllium industry through an acquisition in 1978. We ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of our former beryllium business was sold to NGK Metals, Inc. (“NGK”) in 1986. As more fully described in the 2008 10-K, the actions are pending in several state and federal courts and involve claims for personal injury and medical monitoring relating to alleged contact with beryllium in various ways. During the first quarter of fiscal 2009, one of the personal injury claims pending against us in state court in Pennsylvania was settled, leaving two personal injury claims pending against us in that court as of December 31, 2008.

We believe we have valid defenses to all of the beryllium actions and will assert them vigorously in the various venues in which claims have been asserted. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of these matters.

AVX

In September 2005, AVX filed an action in the Superior Court of Massachusetts for Suffolk County, which, in November 2005, was moved to the Business Litigation Section of the Superior Court of Massachusetts. The action alleges that Cabot improperly administered the parties’ Supply Agreement for the years 2003 through 2005. In particular, AVX claims that we have not provided all of the price relief due to AVX under the “most favored customer” (“MFC”) provisions of the Supply Agreement. AVX seeks a judicial declaration of the rights of the parties to the Supply Agreement, an accounting of monies paid, due or owing under the MFC provisions, and an award of any sums not paid that should have been. We filed an answer and counterclaims against AVX asserting that AVX actually underpaid for tantalum products in the period 2003 through 2005. On December 31, 2007, the court issued an order allowing AVX’s motion for partial summary judgment on one significant legal issue involving interpretation of the Supply Agreement, but denied AVX’s motion and our cross-motion in all other respects, including AVX’s motion to dismiss Cabot’s affirmative defenses that would negate AVX’s claims. Prior to July 2008, AVX had indicated that it believed it is owed additional MFC benefits of approximately $24 million, which we dispute. In July 2008, AVX attempted to assert new legal theories that increased its damage claim for additional MFC benefits to approximately $96 million. We subsequently filed a motion to strike AVX’s revised claim for MFC benefits and in November 2008, the court granted our motion and denied AVX’s additional damage claim for MFC benefits of $72 million, thereby limiting AVX’s claim to the previously stated $24 million. AVX subsequently filed a motion requesting the court to reconsider or clarify this ruling, which was denied in its entirety.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding the Company’s purchases of its equity securities during the first quarter ended December 31, 2008.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 – October 31, 2008	13,159	$13.54	1,759	4,312,837
November 1, 2008 – November 30, 2008	3,470	$12.19	470	4,312,367
December 1, 2008 – December 31, 2008	30,660	$11.47	810	4,311,557

Total	47,289		3,039

(1)	On May 11, 2007, we announced publicly that our Board of Directors authorized us to repurchase five million shares of our common stock in the open market or in privately negotiated transactions. On September 14, 2007, our Board of Directors increased the share repurchase authorization to 10 million shares. This authority does not have a set expiration date.

Included in the shares repurchased from time to time by Cabot under the Board’s authorization are shares of common stock repurchased from employees at fair market value to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock and the exercise of stock options. During the first quarter of fiscal 2009, of the 3,039 shares repurchased pursuant to the Board’s authorization, 2,229 were repurchased from employees in private transactions and 810 were repurchased from employees to satisfy tax withholding obligations. The average price paid for the 3,039 shares was $24.09.

From time to time, we also repurchase shares of unvested restricted stock from employees whose employment is terminated before such shares vest. These shares are repurchased pursuant to the terms of our equity incentive plans and are not included in the shares repurchased under the Board’s authorization. During the first quarter of fiscal 2009, we repurchased 44,250 forfeited shares pursuant to the terms of our equity incentive plans. The purchase price for these repurchased shares was the employee’s original purchase price for the stock, which under the terms of the Company’s long term incentive compensation program since 1999 has been an amount equal to 30% of the fair market value of such shares on the date of grant. The average price per share paid for these forfeited shares was $11.28.

Item 6.	Exhibits

The following Exhibits are filed herewith:

Exhibit 3.1	Restated Certificate of Incorporation of Cabot Corporation effective January 9, 2009.

Exhibit 10.1*	Cabot Corporation Amended and Restated Supplemental Cash Balance Plan dated December 31, 2008.

Exhibit 10.2*	Cabot Corporation Amended and Restated Supplemental Retirement Savings Plan dated December 31, 2008.

Exhibit 10.3*	Amendment to Cabot Corporation Senior Management Severance Protection Plan dated December 31, 2008.

Exhibit 10.4*	Amendment to Cabot Corporation Short-Term Incentive Compensation Plan dated December 31, 2008.

Exhibit 10.5*	Amendment No. 2 to Cabot Corporation Amended and Restated Deferred Compensation Plan dated December 31, 2008.

Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: February 9, 2009	By:	/s/ JONATHAN P. MASON
Jonathan P. Mason
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

Date: February 9, 2009	By:	/s/ JAMES P. KELLY
James P. Kelly
Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description
Exhibit 3.1	Restated Certificate of Incorporation of Cabot Corporation effective January 9, 2009.

Exhibit 10.1*	Cabot Corporation Amended and Restated Supplemental Cash Balance Plan dated December 31, 2008.

Exhibit 10.2*	Cabot Corporation Amended and Restated Supplemental Retirement Savings Plan dated December 31, 2008.

Exhibit 10.3*	Amendment to Cabot Corporation Senior Management Severance Protection Plan dated December 31, 2008.

Exhibit 10.4*	Amendment to Cabot Corporation Short-Term Incentive Compensation Plan dated December 31, 2008.

Exhibit 10.5*	Amendment No. 2 to Cabot Corporation Amended and Restated Deferred Compensation Plan dated December 31, 2008.

Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.