Form 10-Q
period 2009-03-31
CABOT CORP
filed 2009-05-11
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 4, 2009 the Company had 65,401,025 shares of Common Stock, par value $1 per share, outstanding.

CABOT CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31		Six Months Ended March 31
	2009	2008	2009	2008
	(In millions, except per share amounts)
Net sales and other operating revenues	$470	$786	$1,122	$1,497
Cost of sales	475	668	1,035	1,263

Gross profit	(5)	118	87	234
Selling and administrative expenses	54	66	110	123
Research and technical expenses	19	19	37	35

(Loss) income from operations	(78)	33	(60)	76

Interest and dividend income	1	1	2	2
Interest expense	(8)	(9)	(17)	(18)
Other expense	(6)	(2)	(15)	(4)

(Loss) income from operations before income taxes, equity in net income of affiliated companies and minority interest	(91)	23	(90)	56
Benefit (provision) for income taxes	31	(11)	30	(5)
Equity in net income of affiliated companies, net of tax	—	2	2	4
Minority interest in net loss (income), net of tax	2	(3)	4	(8)

Net (loss) income	$(58)	$11	$(54)	$47

Weighted-average common shares outstanding:
Basic	63	62	63	62

Diluted	63	64	63	64

(Loss) income per common share:
Basic:
Net (loss) income per share—basic	$(0.92)	$0.18	$(0.85)	$0.74

Diluted:
Net (loss) income per share—diluted	$(0.92)	$0.17	$(0.85)	$0.73

Dividends per common share	$0.18	$0.18	$0.36	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	March 31, 2009	September 30, 2008
	(In millions)
Current assets:
Cash and cash equivalents	$220	$129
Short-term marketable securities	—	1
Accounts and notes receivable, net of reserve for doubtful accounts of $7 and $5	392	646
Inventories:
Raw materials	134	193
Work in process	53	58
Finished goods	137	246
Other	31	26

Total inventories	355	523
Prepaid expenses and other current assets	44	72
Deferred income taxes	37	30
Assets held for sale	—	7

Total current assets	1,048	1,408

Investments:
Equity affiliates	57	53
Long-term marketable securities and cost investments	1	1

Total investments	58	54

Property, plant and equipment	2,793	2,921
Accumulated depreciation and amortization	(1,797)	(1,839)

Net property, plant and equipment	996	1,082

Other assets:
Goodwill	33	34
Intangible assets, net of accumulated amortization of $11 and $11	3	3
Assets held for rent	49	45
Deferred income taxes	214	173
Other assets	89	59

Total other assets	388	314

Total assets	$2,490	$2,858

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES & STOCKHOLDERS’ EQUITY

UNAUDITED

	March 31, 2009	September 30, 2008
	(In millions, except share and per share amounts)
Current liabilities:
Notes payable to banks	$35	$91
Accounts payable and accrued liabilities	309	426
Income taxes payable	31	38
Deferred income taxes	6	7
Current portion of long-term debt	19	39

Total current liabilities	400	601

Long-term debt	567	586
Deferred income taxes	14	18
Other liabilities	267	294
Commitments and contingencies (Note F)
Minority interest	100	110
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value Issued and Outstanding : None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value Issued: 65,365,304 and 65,403,100 shares Outstanding: 65,271,207 and 65,277,715 shares	65	65
Less cost of 94,097 and 125,385 shares of common treasury stock	(3)	(4)
Additional paid-in capital	32	21
Retained earnings	1,065	1,143
Deferred employee benefits	(27)	(30)
Notes receivable for restricted stock	(20)	(21)
Accumulated other comprehensive income	30	75

Total stockholders’ equity	1,142	1,249

Total liabilities and stockholders’ equity	$2,490	$2,858

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended March 31
	2009	2008
	(In millions)
Cash Flows from Operating Activities:
Net (loss) income	$(54)	$47
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	79	84
Deferred tax provision	(43)	(10)
Loss (gain) on sale of property, plant and equipment	3	(15)
Equity in net income of affiliated companies	(2)	(4)
Minority interest in net (loss) income	(4)	8
Non-cash compensation	14	16
Other non-cash items, net	3	(2)
Changes in assets and liabilities:
Accounts and notes receivable	238	(30)
Inventories	163	(39)
Prepaid expenses and other current assets	(2)	(8)
Accounts payable and accrued liabilities	(107)	(60)
Income taxes payable	2	5
Other liabilities	(7)	(3)
Cash dividends received from equity affiliates	1	1
Other	3	—

Cash provided by (used in) operating activities	287	(10)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(53)	(72)
Proceeds from sales of property, plant and equipment	—	18
Increase in assets held for rent	(4)	(3)
Investment in equity affiliate	(3)	—

Cash used in investing activities	(60)	(57)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	25	84
Repayments under financing arrangements	(54)	(54)
Repayments of long-term debt	(47)	(10)
(Decrease) increase in notes payable to banks, net	(25)	45
Proceeds from sales of common stock	—	1
Purchases of common stock	—	(24)
Proceeds from cash contribution received from minority interest shareholders	—	8
Cash dividends paid to minority interest stockholders	(1)	(13)
Cash dividends paid to stockholders	(24)	(23)
(Increase) in shareholder note receivable	(1)	—

Cash (used in) provided by financing activities	(127)	14

Effect of exchange rate changes on cash	(9)	10

Increase (decrease) in cash and cash equivalents	91	(43)
Cash and cash equivalents at beginning of period	129	154

Cash and cash equivalents at end of period	$220	$111

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended March 31, 2009

(In millions, except shares in thousands)

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Notes Receivable for Restricted Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Total Comprehensive Loss
	Shares	Cost
Balance at September 30, 2008	65,278	$61	$21	$1,143	$(30)	$(21)	$75	$1,249
Net income				(54)					$(54)
Foreign currency translation adjustment							(44)		(44)
Change in unrealized gain on derivative instruments							(1)		(1)

Other comprehensive loss									(45)

Comprehensive loss								(99)	$(99)

Common dividends paid				(24)				(24)
Issuance of stock under employee compensation plans, net of forfeitures	11	1	1					2
Amortization of share-based compensation			11					11
Purchase and retirement of common and treasury stock	(18)		(1)					(1)
Principal payment by Employee Stock Ownership Plan under guaranteed loan					3			3
Notes receivable for restricted stock—payments and forfeitures						1		1

Balance at March 31, 2009	65,271	$62	$32	$1,065	$(27)	$(20)	$30	$1,142

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

UNAUDITED

A. Basis of Presentation

The consolidated financial statements include the accounts of Cabot Corporation (“Cabot” or the “Company”) and its wholly-owned subsidiaries and majority-owned and controlled U.S. and non-U.S. subsidiaries. Additionally, Cabot considers consolidation of entities over which control is achieved through means other than voting rights, of which there were none in the periods presented. Intercompany transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (“2008 10-K”).

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 2009 and 2008. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

As of September 30, 2008, the Company classified $7 million of land acquired in connection with the purchase of Showa Cabot K.K. as held for sale in current assets on the consolidated balance sheet. As of March 31, 2009, the Company has determined that this land, while not impaired, is unlikely to be sold within the next twelve months and, therefore, has reclassified the balance from assets held for sale in current assets to other assets in non-current assets in the consolidated balance sheet.

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

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments. Other operating revenues, which are included in the percentages below, represent less than two percent of total revenues and include tolling, servicing and royalties for licensed technology.

	Three months ended March 31		Six months ended March 31,
	2009	2008	2009	2008
Core Segment
Rubber Blacks Business	60%	59%	62%	58%
Supermetals Business	5%	7%	6%	8%
Performance Segment	29%	30%	27%	30%
New Business Segment	4%	2%	3%	2%
Specialty Fluids Segment	2%	2%	2%	2%

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

UNAUDITED

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

Cabot maintains allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance were not material to any period presented. There is no off-balance sheet credit exposure related to customer receivable balances.

Goodwill

Goodwill is comprised of the cost of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually. The annual review consists of the comparison of each reporting unit’s carrying value to its fair value, which is performed as of March 31. The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures, discount rates and market conditions over an estimate of the remaining operating period. If an impairment exists, a loss is recorded to write-down the value of goodwill to its implied fair value.

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

The Company carries a variety of different cash and cash equivalents on its consolidated balance sheets. Cabot continually assesses the liquidity of cash and cash equivalents and, as of March 31, 2009, has determined that they are readily convertible to cash.

Income Tax in Interim Periods

The Company records its tax (benefit) provision on an interim basis using the estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period. Losses from jurisdictions for which no benefit can be realized and the income tax effects of unusual and infrequent items are excluded from the estimated annual effective tax rate. Valuation allowances are provided against the future tax benefits that arise from the losses in jurisdictions for which no benefit can be realized. In addition, the effects of the unusual and infrequent items are recognized in the impacted interim period as discrete items. The estimated annual effective tax rate may be significantly impacted by nondeductible expenses and the Company’s projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period when such estimates are revised.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

UNAUDITED

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $111 million and $140 million higher as of March 31, 2009 and September 30, 2008, respectively. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.

During the three and six months ended March 31, 2009, inventory quantities were reduced in the Company’s U.S. Rubber Blacks and Performance Products Businesses. This reduction led to a liquidation of LIFO inventory quantities carried at lower costs that were prevailing in prior years, as compared with the cost of purchases made in the current fiscal year through March 31, 2009. This resulted in a decrease of cost of goods sold of approximately $3 million and an increase of net income by approximately $2 million, or $0.03 per share, for the three and six months ended March 31, 2009.

During the three and six months ended March 31, 2008, inventory quantities were reduced at the Company’s U.S. Supermetals site, leading to a liquidation of LIFO inventory quantities. This resulted in a decrease of cost of goods sold of $3 million and $4 million, respectively, and an increase of net income by approximately $2 million and $3 million, or $0.03 and $0.04 per share, respectively, for the three and six months ended March 31, 2008.

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

C. Accounting Pronouncements

New and Adopted

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 (i) provides guidance for using fair value to measure assets and liabilities; and (ii) requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair-value measurements have on earnings. The primary areas in which Cabot utilizes fair value measures are in valuing pension plan assets and liabilities, valuing hedge-related derivative financial instruments, allocating purchase price to the assets and liabilities of acquired companies, and evaluating long-term assets for potential impairment. FAS 157 does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. Effective October 1, 2008, Cabot adopted the portion of FAS 157 that was not deferred, which includes the disclosures in Note J, and applied the provisions of the statement prospectively to assets and liabilities measured and disclosed at fair value. The adoption of the deferred portion of FAS 157 on October 1, 2009 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Effective January 1, 2009 Cabot adopted FAS 161, which includes the disclosures in Note K, and applied the provisions of the statement prospectively.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

UNAUDITED

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

D. Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the six months ended March 31, 2009 are as follows:

	Rubber Blacks Business	Performance Segment	Total
	(Dollars in millions)
Balance at September 30, 2008	$23	$11	$34
Foreign currency translation adjustment	(1)	—	(1)

Balance at March 31, 2009	$22	$11	$33

As required by FAS No. 142, “Goodwill and Other Intangibles,” (“FAS 142”) impairment tests are performed at least annually. The Company performed its annual FAS 142 impairment assessment as of March 31, 2009 and determined that there was no impairment.

Cabot does not have any indefinite-lived intangible assets. As of March 31, 2009 and September 30, 2008, Cabot had $3 million of finite-lived intangible assets. Intangible assets are amortized over their estimated useful lives, which range from ten to fourteen years, with a weighted average period of ten years. Amortization relative to these intangible assets is expected to aggregate to less than $1 million per year over the next five years.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

UNAUDITED

E. Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended March 31
	2009		2008		2009		2008
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$1	$1	$1	$2	$1	$—	$—	$—
Interest cost	2	3	2	3	2	—	2	—
Expected return on plan assets	(3)	(3)	(2)	(4)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(1)	—	(1)	—
Amortization of actuarial loss	—	—	—	—	—	—	—	—

Net periodic benefit cost	$—	$1	$1	$1	$2	$—	$1	$—

	Six Months Ended March 31
	2009		2008		2009		2008
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$2	$2	$2	$3	$1	$—	$1	$—
Interest cost	4	6	4	6	3	—	3	—
Expected return on plan assets	(5)	(6)	(4)	(7)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(1)	—	(1)	—
Amortization of actuarial loss	—	—	—	1	—	—	—	—

Net periodic benefit cost	$1	$2	$2	$3	$3	$—	$3	$—

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

UNAUDITED

F. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials and natural gas. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. The commitments in the table below are quantified on the basis of market prices at March 31, 2009.

	Payments Due by Fiscal Year
	Remainder of fiscal 2009	2010	2011	2012	2013	Thereafter	Total
	(Dollars in millions)
Core Segment
Rubber Blacks Business	$74	$171	$148	$129	$122	$932	$1,576
Supermetals Business	16	15	16	17	6	1	71
Performance Segment	32	24	15	15	15	128	229

Total	$122	$210	$179	$161	$143	$1,061	$1,876

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

Environmental Matters

As of March 31, 2009 and September 30, 2008, Cabot had $7 million on a discounted basis ($9 million on an undiscounted basis) and $9 million on a discounted basis ($10 million on an undiscounted basis), respectively, reserved for environmental matters primarily related to divested businesses. These amounts represent Cabot’s best estimates of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Cash payments related to these environmental matters were approximately $2 million in the first six months of both fiscal 2009 and fiscal 2008.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

UNAUDITED

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

As of March 31, 2009, there were approximately 54,000 claimants in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2052, and, at March 31, 2009, is approximately $13 million on a discounted basis (or approximately $23 million on an undiscounted basis). Cash payments related to this liability have been approximately $1 million in the first six months of both fiscal 2009 and fiscal 2008.

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

AVX Contract Dispute

On March 8, 2004, AVX Corporation (“AVX”) filed an action against the Company in the United States District Court for the District of Massachusetts. The complaint alleges that Cabot violated the federal antitrust laws in connection with the parties’ January 1, 2001 tantalum supply agreement (the “Supply Agreement”) by purportedly tying AVX’s purchases of Cabot’s “flake” tantalum powder to its purchases of Cabot’s “nodular” tantalum powder. In February 2009, the court granted the Company’s motion for summary judgment and dismissed the case against Cabot. AVX has appealed the court’s order.

On September 6, 2005, AVX filed an action in the Superior Court of Massachusetts for Suffolk County, which, in November 2005, was moved to the Business Litigation Section of the Superior Court of Massachusetts. The action alleges that Cabot improperly administered the parties’ Supply Agreement for the years 2003 through 2005. In particular, AVX claims that Cabot has not provided all of the price relief due to AVX under the “most favored customer” (“MFC”) provisions of the Supply Agreement. AVX seeks a judicial declaration of the rights of the parties to the Supply Agreement, an accounting of monies paid, due or owing under the MFC provisions, and an award of any sums not paid that should have been. Cabot filed an answer and counterclaims against AVX asserting that AVX actually underpaid for tantalum products in the period 2003 through 2005. On December 31, 2007, the court issued an order allowing AVX’s motion for partial summary judgment on one significant legal issue involving interpretation of the Supply Agreement, but denied AVX’s motion and Cabot’s cross-motion in all other respects, including AVX’s motion to dismiss Cabot’s affirmative defenses that would negate AVX’s claims. Prior to July 2008, AVX had indicated that it believed it is owed additional MFC benefits of approximately $24 million, which Cabot disputes. In July 2008, AVX attempted to assert new legal theories that increased its damage claim for additional MFC benefits to approximately $96 million. Cabot subsequently filed a motion to strike AVX’s revised claim for MFC benefits and in November 2008, the court granted Cabot’s motion and denied AVX’s additional damage claim for MFC benefits of $72 million, thereby, Cabot believes, limiting AVX’s claim to the previously stated $24 million. Despite this ruling, AVX has most recently filed a new damage report seeking damages in excess of $24 million. Cabot has filed a new motion to strike this report based on the court’s prior ruling. This motion has not yet been decided. In March 2009, the court established a trial date of October 16, 2009 for this matter. Cabot believes that it has valid defenses to all of AVX’s claims, including the one on which partial summary judgment was granted, and will continue to assert these defenses and its counterclaims vigorously. In addition, if necessary, Cabot has the right to appeal the court’s order allowing AVX’s motion for partial summary judgment. While the outcome of litigation is uncertain, the Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

UNAUDITED

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

G. Income Tax Uncertainties

As of March 31, 2009, the total amount of unrecognized tax benefits was $72 million. In addition, accruals of $4 million and $11 million have been recorded for penalties and interest, respectively. If the unrecognized tax benefits were recognized at a given point in time, there would be approximately a $68 million favorable impact on the Company’s tax provision.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the six months ended March 31, 2009 is as follows:

(Dollars in millions)
Balance at September 30, 2008	$80
Additions based on tax positions related to the current year	2
Additions for tax positions of prior years	1
Reductions for tax positions of prior years	(11)

Balance at March 31, 2009	$72

During the second quarter of fiscal 2009, the Company settled the U.S. Internal Revenue Service (“IRS”) audit for the 2003 and 2004 tax years. The U.S. and non-U.S. settlements, statute of limitation lapses, and translation of non-U.S. balances resulted in a reduction in the amount of uncertain tax positions of approximately $11 million for the six months ended March 31, 2009. The IRS is currently auditing the tax years 2005 and 2006 and certain Cabot subsidiaries are under audit in a number of jurisdictions outside of the U.S. In addition, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of one or more of these audits or the lapse of applicable statutes of limitations; however, an estimated range of the impact on the unrecognized tax benefits cannot be quantified at this time.

Cabot files U.S. federal and state, and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2005 through 2008 tax years generally remain subject to examination by federal tax authorities and the 2003 through 2008 tax years remain subject to examination by most state tax authorities. In significant non-U.S. jurisdictions, the 2001 through 2008 tax years generally remain subject to examination by their respective tax authorities. Cabot’s significant non-U.S. jurisdictions include the United Kingdom, Germany, Japan, Canada, China, Argentina, Brazil and the Netherlands.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

UNAUDITED

H. Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2009	2008	2009	2008
	(Dollars in millions, except per share amounts)
Basic EPS:
(Loss) income available to common shares (numerator)	$(58)	$11	$(54)	$47

Weighted average common shares outstanding	65	65	65	65
Less: contingently issuable shares(1)	(2)	(3)	(2)	(3)

Adjusted weighted average common shares (denominator)	63	62	63	62

Basic (loss) earnings per share	$(0.92)	$0.18	$(0.85)	$0.74

Diluted EPS:
(Loss) income available to common shares (numerator)	$(58)	$11	$(54)	$47

Adjusted weighted average common shares outstanding	63	62	63	62
Effect of dilutive securities:
Common shares issuable(2)	—	2	—	2

Adjusted weighted average shares (denominator)	63	64	63	64

Diluted (loss) earnings per share	$(0.92)	$0.17	$(0.85)	$0.73

(1)	Represents outstanding unvested restricted stock issued under Cabot’s equity incentive plans.
(2)

Represents incremental shares for the (i) assumed exercise of stock options; (ii) assumed issuance of shares pursuant to the Company’s SERP obligation to employees; and (iii) outstanding unvested restricted stock issued under Cabot’s equity incentive plans, net of assumed share repurchases. For the three and six months ended March 31, 2009, 1,586,100 and 1,503,100 of these incremental shares, respectively, were excluded from the calculation of diluted earnings per share as those shares would have been anti-dilutive due to the Company’s net loss position. For the three and six months ended March 31, 2008, options to purchase approximately 221,900 shares of common stock were not included in the calculation of diluted earnings per share because those options’ exercise prices were greater than the average market price of Cabot common stock during both periods.

I. Restructuring

Cabot’s restructuring activities were recorded in the consolidated statements of operations as follows:

	Three months ended March 31		Six months ended March 31
	2009	2008	2009	2008
	(Dollars in millions)
Cost of sales	$40	$8	$41	$(3)
Selling and administrative expenses	3	—	4	—
Research and technical expenses	2	—	2	—

Total	$45	$8	$47	$(3)

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

UNAUDITED

Details of these restructuring activities and the reserves for these plans during the three months ended March 31, 2009 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Total
	(Dollars in millions)
Reserve at December 31, 2008	$3	$1	$—	$4
Charges	29	1	15	45
Cost charged against assets	—	—	(15)	(15)
Cash paid	(7)	(2)	—	(9)
Foreign currency translation adjustment	1	—	—	1

Reserve at March 31, 2009	$26	$—	$—	$26

Details of these restructuring activities and the reserves for these plans during the six months ended March, 31, 2009 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Total
	(Dollars in millions)
Reserve at September 30, 2008	$2	$1	$—	$3
Charges	31	2	14	47
Cost charged against assets	—	—	(14)	(14)
Cash paid	(8)	(3)	—	(11)
Foreign currency translation adjustment	1	—	—	1

Reserve at March 31, 2009	$26	$—	$—	$26

As of March 31, 2009, the reserve balances for the 2009 Global Restructuring Plan (which is described below) and the 2008 Global Restructuring plan (which included a workforce reduction and the termination of underperforming projects in the New Business Segment undertaken when Cabot reorganized its business and regional structure in fiscal 2008) are included in accrued expenses in the consolidated balance sheet. As of March 31, 2009, there were no reserves associated with other previously disclosed restructuring activities.

2009 Global Restructuring

In response to a significant reduction in global demand, Cabot committed to a broad-based restructuring of its operations. Over the course of calendar year 2009, Cabot plans to: (i) close its manufacturing operations located in Berre, France, in Stanlow and Dukinfield, U.K., close its tantalum powder operations in Boyertown, Pennsylvania, and suspend its tantalum mining operations in Lac du Bonnet, Manitoba; (ii) close its regional office in Kuala Lumpur, Malaysia; (iii) mothball assets at its manufacturing operations in Merak, Indonesia; Sarnia, Ontario; and Tuscola, Illinois; (iv) implement short worktime at its manufacturing operations in Rheinfelden, Germany; and (v) incur workforce reductions across a variety of its other operations.

The Company expects this restructuring will result in a cumulative pre-tax charge to earnings of approximately $140 million, with approximately $90 million of this amount expected to be recorded during fiscal year 2009. Estimates of the total amount the Company expects to incur for each major type of cost associated with the restructuring plan are: (i) severance and employee benefits of $70 million for approximately 400 employees, (ii) accelerated depreciation and impairment of facility assets of $40 million, (iii) demolition and site clearing costs of $20 million, and (iv) product requalification and other restructuring related costs of $10 million. The total after-tax charge is estimated to be approximately $120 million.

Net cash outlays related to these actions are expected to be $80 million, approximately $35 million of which is expected to be paid during fiscal 2009.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

UNAUDITED

The segments impacted by this restructuring are presented in the table below.

	Core Segment		Performance Segment
Location	Rubber Blacks Business	Supermetals Business
Berre, France	X		X
Stanlow, U.K.	X		X
Dukinfield, U.K.			X
Boyertown, PA		X
Lac du Bonnet, Manitoba		X
Merak, Indonesia	X
Sarnia, Ontario	X		X
Rheinfelden, Germany			X
Tuscola, IL			X

Through March 31, 2009, Cabot has recorded $45 million of charges associated with this restructuring, comprised of $16 million for accelerated depreciation and asset impairments and $29 million for severance and employee benefits. Net cash outlays related to these actions were $5 million during the second quarter of fiscal 2009 for severance and employee benefits.

Other Restructuring

In addition to the 2009 Global Restructuring, for the three months ended March 31, 2009, Cabot had $1 million of restructuring charges related to previously disclosed plans, offset by $1 million of benefit received from the sale of assets previously written down. During the six months ended March 31, 2009, other restructuring activities included $4 million of costs associated with the closure of Cabot’s Waverly, West Virginia plant and the 2008 Global Restructuring plan, partially offset by a $1 million benefit related to the previous closure of the Company’s facility in Zierbena, Spain and the $1 million benefit from the asset sale noted above.

Restructuring activity for the three months ended March 31, 2008 includes the cost associated with the Waverly, West Virginia plant closure, global cost reduction initiatives and the closure of the Company’s Altona, Australia plant. For the six months ended March 31, 2008, restructuring activities also included a $1 million write-down of the value of a former carbon black manufacturing facility in Hanau, Germany.

J. Fair Value Measurements

Effective October 1, 2008, Cabot implemented FAS 157 for financial assets and financial liabilities reported or disclosed at fair value. As permitted by FASB Staff Position No. FAS 157-2, the Company elected to defer implementation of the provisions of FAS 157 for nonfinancial assets and nonfinancial liabilities until October 1, 2009, except for nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The disclosures focus on the inputs used to measure fair value. FAS 157 establishes the following hierarchy for categorizing these inputs:

Level 1	—	Quoted market prices in active markets for identical assets or liabilities

Level 2	—	Significant other observable inputs (e.g., quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs)

Level 3	—	Significant unobservable inputs

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

UNAUDITED

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	March 31, 2009
	Level 1 Inputs	Level 2 Inputs	Total
	(Dollars in Millions)
Assets at fair value:
Equity securities(1)	$1	$—	$1
Derivatives relating to:
Interest rates(2)	—	4	4
Foreign currency(2)	—	1	1
Commodities(2)	—	1	1

Total assets at fair value	$1	$6	$7

Liabilities at fair value:
Derivatives relating to:
Foreign currency(2)	$—	$41	$41

Total liabilities at fair value	$—	$41	$41

(1)	The Company’s investments in equity securities are included in “Short-term marketable securities” and “Long-term marketable securities and cost investments” in the consolidated balance sheets.
(2)	The Company’s derivatives are included in “Other assets” and “Other liabilities” in the consolidated balance sheets.

K. Financial Instruments

Risk Management

Cabot’s business operations are exposed to changes in interest rates, foreign currency exchange rates and commodity prices because Cabot finances certain operations through long- and short-term borrowings, denominates transactions in a variety of foreign currencies and purchases certain commoditized raw materials. Changes in these rates and prices may have an impact on future cash flows and earnings. The Company manages these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.

The Company has policies governing the use of derivative instruments and does not enter into financial instruments for trading or speculative purposes. All of the derivative instruments Cabot enters into are reviewed and approved by the Financial Risk Management Committee, an internal management committee responsible for overseeing Cabot’s financial risk management policy.

By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot’s credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. The Company minimizes counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. As of March 31, 2009, the counterparties that the Company has executed derivatives with were rated between AA and A, inclusive, by Standard and Poor’s. Cabot’s exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed at March 31, 2009.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

UNAUDITED

Interest Rate Risk Management

Cabot’s objective is to maintain a certain range of fixed-to-floating interest rate mix on the Company’s debt portfolio. Cabot enters into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. The following table provides details of the derivatives held as of March 31, 2009 used to manage interest rate risk.

Description	Borrowing	Notional Amount	FAS 133 Hedge Designation
Interest Rate Swaps—Variable to Fixed	Revolving Credit Facility	JPY 9.3 billion	Cash Flow

Interest Rate Swaps—Fixed to Variable	Medium Term Notes	USD 8 million	Fair Value

Interest Rate Swaps—Fixed to Variable	Eurobond (20% of $175 million)	USD 35 million	Fair Value

Foreign Currency Risk Management

Cabot’s international operations are subject to certain risks, including currency exchange rate fluctuations and government actions. Cabot endeavors to match the currency in which debt is issued to the currency of the Company’s major, stable cash receipts. In some situations Cabot has issued debt denominated in U.S. dollars and then entered into cross currency swaps that exchange the dollar principal and interest payments into a currency where the Company expects long-term, stable cash receipts.

Additionally, the Company has foreign currency exposure arising from its net investments in foreign operations. Cabot enters into cross-currency swaps to mitigate the impact of currency rate changes on the Company’s net investments.

The Company also has foreign currency exposure arising from the denomination of current assets and current liabilities in foreign currencies other than the functional currency of a given subsidiary as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, Cabot uses short-term forward contracts to minimize the exposure to foreign currency risk. These forward contracts typically have a duration of 30 days.

In certain situations where the Company has forecasted purchases under a long-term commitment denominated in a foreign currency, Cabot may enter into appropriate financial instruments in accordance with the Company’s risk management policy to hedge future cash flow exposures. The following table provides details of the derivatives held as of March 31, 2009 used to manage foreign currency risk.

Description	Borrowing	Notional Amount	FAS 133 Hedge Designation
Cross Currency Swap	Eurobond (80% of $175 million)	USD 140 million swapped to EUR 124 million	No designation

Cross Currency Swap	Eurobond (20% of $175 million)	USD 35 million swapped to EUR 31 million	No designation

Cross Currency Swap	N/A	USD 20 million swapped to JPY 2.5 Billion	Net investment hedge

Forward Foreign Currency Contracts	N/A	(a)	No designation

(a)

Cabot’s forward foreign exchange contracts are denominated primarily in the Japanese yen, British pound sterling, euro, Canadian dollar and Australian dollar. The duration of these forwards is generally 30 days. The total net notional dollar value of these forward contracts at March 31, 2009 was $30 million.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

UNAUDITED

Commodity Risk Management

Five of Cabot’s carbon black plants in Europe are subject to mandatory greenhouse gas emission trading schemes. Cabot’s objective is to ensure compliance with the European Union (“EU”) Emission Trading Scheme, which is based upon a Cap-and-Trade system that establishes a maximum allowable emission credit for each ton of CO2 emitted. European Union Allowances (“EUAs”) originate from the individual EU state’s country allocation process and are issued by that country’s government. A company that has an excess of EUAs based on the CO2 emissions limits may sell EUAs in the Emission Trading Scheme and if they have a shortfall, a company can buy EUAs or Certified Emission Reduction (“CER”) units to comply.

In order to limit the variability in cost to Cabot’s European operations, the Company committed to current prices by entering into agreements which run from calendar years 2008 to 2012 to purchase CERs and to sell EUAs. The following table provides details of the derivatives held as of March 31, 2009 used to manage commodity risk.

	Notional Amount	Buyer/ Seller	FAS 133 Hedge Designation
CERs	EUR 14 million	Buyer	No designation

EUAs	EUR 17 million	Seller	No designation

The Company also has exposure to the prices of commodities in its procurement of certain raw materials. In order to manage the price volatility associated with forecasted inventory purchases, Cabot may enter into swap trades to buy such commodities. At March 31, 2009, the Company did not have any open contracts outstanding.

Accounting for Derivative Instruments and Hedging Activities

The Company calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options and swaps), the Company uses standard models with market-based inputs, which take into account the present value of estimated future cash flows and the ability of the financial counterparty to perform.

Fair Value Hedge

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period earnings.

Cash Flow Hedge

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in other comprehensive income and reclassified to earnings in the same period or periods that the

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

UNAUDITED

hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period earnings. At March 31, 2009, open contracts hedge forecasted transactions until August 2010.

Net Investment Hedge

For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in other comprehensive income while changes in the ineffective portion are reported in earnings. The gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying item. At March 31, 2009 the Company had outstanding foreign currency denominated debt of $96 million designated as a nonderivative net foreign investment hedge. During the three and six months ended March 31, 2009, the (loss) gain recorded in other comprehensive income was $(7) million and $9 million, respectively.

Other Derivative Instruments

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

UNAUDITED

The following table provides the fair value and gross consolidated balance sheet presentations of derivative instruments:

	Consolidated Balance Sheet Caption	March 31, 2009
	(Dollars in millions)
Fair Value of Derivative Instruments
Asset Derivatives
Derivatives designated as hedges
Interest rate (1)	Noncurrent other assets	$4

Total derivatives designated as hedges		$4

Derivatives not designated as hedges
Foreign currency	Other assets	$1

Commodity contracts	Other assets & noncurrent other assets	3

Total derivatives not designated as hedges		$4

Total Asset Derivatives		$8

Liability Derivatives

Derivatives designated as hedges
Interest rate	Noncurrent other liabilities	$—
Foreign currency	Other liabilities	5

Total derivatives designated as hedges		$5

Derivatives not designated as hedges
Foreign currency	Other liabilities	$36
Commodity contracts (2)	Other assets & noncurrent other assets	2

Total derivatives not designated as hedges		$38

Total Liability Derivatives		$43

(1)

Interest rate contracts of $3 million presented on a gross basis in this table have the legal right to offset against other types of contracts and, therefore, are presented on a net basis in Noncurrent other liabilities on the consolidated balance sheet.

(2)

Commodity contracts presented on a gross basis in this table have the legal right to offset, therefore are presented on a net basis in Other assets and Noncurrent other assets in the consolidated balance sheet.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

UNAUDITED

The following table provides detail on the impact of the derivative instruments on the consolidated statement of operations for the three months ended March 31, 2009:

	Change in Unrealized Gain (Loss) in Accumulated Other Comprehensive Income (Loss) (“AOCI”) (1)(2)	Consolidated Statement of Operations Caption	Gain / (Loss) Reclassified from AOCI to earnings (3)	Additional Gain / (Loss) Recognized in earnings (3)(4)
	(Dollars in millions)
Derivatives designated as hedges:
Fair value:
Interest rates	$—	Interest expense	—	$(1)
Cash flow:
Interest rates	$—	Interest expense	—	—
Foreign currency	—	Cost of sales	$—	—
Commodities	—	Cost of sales	(1)	—
Net foreign investment:
Foreign currency	$2	N/A	—	—

Total derivatives designated as hedges	$2		$(1)	$(1)

Derivatives not designated as hedges:
Foreign currency	—	Other expense	—	5

Commodities	—	Cost of sales	—	—

Total derivatives not designated as hedges	—		—	5
Total Derivatives	$2		$(1)	$4

(1)	Net unrealized gains/losses from interest rate hedges are included in “Change in unrealized gain on derivative instruments” in the consolidated statement of changes in stockholders equity.
(2)	Net unrealized gains/losses from foreign currency hedges (net of tax) are included in “Foreign currency translation adjustment” in the consolidated statement of changes in stockholders’ equity.
(3)	Pre-tax amounts.
(4)	Includes immaterial amounts of hedge ineffectiveness.

See Note J “Fair Value Measurements” for classification of derivatives by input level as required by FAS 157.

The net after-tax amounts to be reclassified from accumulated other comprehensive income to earnings within the next 12 months are expected to be immaterial.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

UNAUDITED

L. Financial Information by Segment

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

While the Chief Operating Decision Maker uses a number of performance measures to manage the performance of the segments and allocate resources to them, (loss) income from operations before taxes is the measure that is most consistently used and is, therefore, the measure presented in the table below.

	Core Segment		Performance Segment	New Business Segment	Specialty Fluids Segment	Segment Total	Unallocated and Other (1)	Consolidated Total
	Rubber Blacks Business	Supermetals Business
	(Dollars in millions)
Three months ended March 31, 2009
Net sales and other operating revenues(2)	$272	$23	$132	$16	$11	$454	$16	$470
(Loss) income before taxes(3)	$(17)	$(7)	$(1)	$(1)	$4	$(22)	$(69)	$(91)
Three months ended March 31, 2008
Net sales and other operating revenues(2)	$454	$57	$236	$14	$16	$777	$9	$786
Income (loss) before taxes(3)	$28	$1	$32	$(9)	$5	$57	$(34)	$23
Six months ended March 31, 2009
Net sales and other operating revenues(2)	$671	$68	$289	$34	$26	$1,088	$34	$1,122
Income (loss) before taxes(3)	$7	$(4)	$2	$(4)	$8	$9	$(99)	$(90)
Six months ended March 31, 2008
Net sales and other operating revenues(2)	$864	$110	$447	$24	$32	$1,477	$20	$1,497
Income (loss) before taxes(3)	$44	$4	$63	$(21)	$12	$102	$(46)	$56

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

UNAUDITED

April 1, 2008. In the first quarter of fiscal 2008 (prior to the consolidation), segment sales included 100% of the sales of this equity affiliate at market-based prices. Unallocated and other reflects an elimination for sales of this equity affiliate for this period, offset by royalties paid by other equity affiliates, other operating revenues and external shipping and handling fees.

(3)	Income (loss) before taxes for Unallocated and Other includes:

	Three Months Ended March 31		Six Months Ended March 31
	2009	2008	2009	2008
	(Dollars in millions)
Interest expense	$(8)	$(9)	$(17)	$(18)
Certain items(a)	(46)	(12)	(48)	(2)
Equity in net income of affiliated companies(b)	—	(2)	(2)	(4)
Unallocated corporate costs(c)	(8)	(10)	(15)	(17)
Other expense, net and foreign currency transaction lossesd)	(7)	(1)	(17)	(5)

Total	$(69)	$(34)	$(99)	$(46)

(a)

Certain items consist of amounts that are not included in segment profit before taxes (“PBT”). Certain items for the three months ended March 31, 2009 include charges of $45 million for 2009 restructuring activities plus $1 million for the write-down of impaired investments, and $1 million related to the previously announced closure of the Waverly, WV plant, offset by a benefit of $1 million related to 2008 restructuring activities. Certain items for the first six months of fiscal 2009 include charges of $45 million for 2009 restructuring activities plus $1 million for the write-down of impaired investments, $2 million related to the previously announced closure of the Waverly, WV plant, and $1 million related to 2008 restructuring activities, offset by a benefit of $1 million from a former carbon black facility. Certain items for the three months ended March 31, 2008 include $7 million for restructuring charges, $1 million of charges related to a former carbon black facility, and $4 million for costs associated with the transition of the Company’s CEO. Certain items for the first six months of fiscal 2008 include a gain of $18 million from the sale of land in Altona, Australia, offset by charges of $14 million for restructuring initiatives, $1 million of charges related to a former carbon black facility, $4 million for costs associated with the transition of the Company’s CEO, and $1 million for environmental reserves and legal settlements.

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

(d)

Other expense, net and foreign currency transaction losses consists of investment income that is not included in segment PBT and foreign currency transaction losses net of other foreign currency risk management activities.

The Performance Segment is comprised of the Performance Products and Fumed Metal Oxides Businesses. The net sales from each of these businesses for the three and six months ended March 31, 2009 and 2008 are as follows:

	Three months ended March 31		Six months ended March 31
	2009	2008	2009	2008
	(Dollars in millions)
Performance Products	$90	$164	$195	$305
Fumed Metal Oxides	42	72	94	142

Total Performance Segment Sales	$132	$236	$289	$447

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

UNAUDITED

The New Business Segment is comprised of the Inkjet Colorants and the Aerogel Businesses and the business development activities of Cabot Superior MicroPowders (“CSMP”). The net sales from each of these businesses for the three and six months ended March 31, 2009 and 2008 are as follows:

	Three months ended March 31		Six months ended March 31
	2009	2008	2009	2008
	(Dollars in millions)
Inkjet Colorants	$9	$11	$22	$19
Aerogel	5	2	9	3
CSMP	2	1	3	2

Total New Business Segment Sales	$16	$14	$34	$24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if 1) the estimate is complex in nature or requires a high degree of judgment and 2) different estimates and assumptions were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our policies and estimates. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates that we believe are critical to the preparation of the Consolidated Financial Statements as of March 31, 2009 and for the three months then ended are presented below. We have other critical accounting policies that are discussed under the “Critical Accounting Policies” heading in management’s discussion and analysis in our Fiscal 2008 Annual Report on Form 10-K (“2008 10-K”).

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

The following table shows the relative size of the revenue recognized in each of our reportable segments. Other operating revenues, which are included in the percentages below, represent less than two percent of total revenues and include tolling, servicing and royalties for licensed technology:

	Three months ended March 31		Six Months Ended March 31
	2009	2008	2009	2008
Core Segment
Rubber Blacks Business	60%	59%	62%	58%
Supermetals Business	5%	7%	6%	8%
Performance Segment	29%	30%	27%	30%
New Business Segment	4%	2%	3%	2%
Specialty Fluids Segment	2%	2%	2%	2%

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

We maintain allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. In the current economic environment there could be significant changes in the allowance due to events such as customer liquidity matters or customer bankruptcies. Such changes could impact our results of operations and cash flows. Changes in the allowance were not material to any period presented.

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $111 million and $140 million higher as of March 31, 2009 and September 30, 2008, respectively. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales. If, however, we were using a FIFO method, our purchases from earlier periods, which were at lower prices, would instead be the first charged to cost of sales.

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

Goodwill

We account for goodwill and other intangible assets in accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”). We perform an impairment test for goodwill at least annually and when events or changes in business circumstances indicate that the carrying value may not be recoverable. To test whether an impairment exists, the fair value of the applicable reporting unit is estimated based on discounted future cash flows. The calculation of fair value is sensitive to both the estimated future cash flows and the discount rate applied to those cash flows. The assumptions used to estimate the discounted cash flows are based on management’s best estimates about selling prices, production and sales volumes, costs, future growth rates, capital expenditures and market conditions over an estimate of the remaining operating period at the reporting unit. The discount rate is based on the weighted average cost of capital that is determined by evaluating the risk-free rate of return, cost of debt and expected equity premiums. If an impairment exists, a loss to write down the value of goodwill to its implied fair value is recorded. While this would have no direct impact on our cash flows, it would reduce our earnings. We performed our annual impairment test as of March 31, 2009 and determined that no impairment existed.

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

We carry a variety of different cash and cash equivalents on our consolidated balance sheets. We continually assess the liquidity of cash and cash equivalents and as of March 31, 2009, we have determined that they are readily convertible to cash.

Assets and liabilities measured at fair value are classified in the fair value hierarchy based on the inputs used for valuation. Assets that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued based on quoted prices for similar assets or liabilities in active markets, or standard pricing models using observable inputs are classified as Level 2. As of March 31, 2009, we have no assets or liabilities that are valued using unobservable inputs and, therefore, no assets or liabilities that are classified as Level 3. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to our total equity, as of March 31, 2009.

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

Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities. In the ordinary course of our business, there are operational decisions, transactions, facts and circumstances, and calculations which make the ultimate tax determination uncertain. Furthermore, our tax positions are periodically subject to challenge by taxing authorities throughout the world. We have recorded reserves for taxes and associated interest and penalties that may become payable in future years as a result of audits by tax authorities. Any significant impact as a result of changes in underlying facts, law, tax rates, tax audit, or review could lead to adjustments to our income tax expense, our effective tax rate, and/or our cash flow.

We record our tax (benefit) provision on an interim basis using the estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period. Losses from jurisdictions for which no benefit can be realized and the income tax effects of unusual and infrequent items are excluded from the estimated annual effective tax rate. Valuation allowances are provided against the future tax benefits that arise from the losses in jurisdictions for which no benefit can be realized. In addition, the effects of the unusual and infrequent items are recognized in the impacted interim period as discrete items. The estimated annual effective tax rate may be significantly impacted by nondeductible expenses and our projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period that such estimates are revised.

Additionally, we have established valuation allowances against a variety of deferred tax assets, including net operating loss carry-forwards, foreign tax credits, and other income tax credits. Valuation allowances take into consideration our ability to use these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. Our ability to utilize these deferred tax assets is dependent on achieving our forecast of future taxable operating income over an extended period of time. We review our forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our net deferred tax assets. An increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on our earnings in future periods. The release of valuation allowances in periods when these tax attributes become realizable would reduce our effective tax rate.

Restructuring Activities

Our consolidated financial statements detail specific charges relating to restructuring activities as well as the actual spending that has occurred against the resulting accruals. Our restructuring charges are estimates based on our preliminary assessments of (i) severance and other employee benefits to be granted to employees, which are based on known benefit formulas and identified job grades, (ii) costs to vacate certain facilities and (iii) asset impairments. Because these accruals are estimates, they are subject to change as a result of deviations from initial restructuring plans or subsequent information that may come to our attention. These deviations may lead to changes in estimates, which would then be reflected in our consolidated financial statements.

II. Results of Operations

Overview

In the second quarter and first six months of fiscal 2009, operating results decreased compared to the same periods of fiscal 2008. Ongoing global weakness in the tire, automotive, construction and electronics markets led to significantly lower volumes in our key businesses. In the second quarter of fiscal 2009, performance was also unfavorably affected by $42 million from compressed unit margins in our carbon black related businesses as prices have declined as a result of lower commodity costs and difficult market conditions while weak demand has resulted in older, higher cost inventories being reflected in our results. These factors more than offset lower operating expenses from cost reduction activities, improved performance in our New Business Segment, a $9 million favorable impact from the time lag of pricing adjustments in our Rubber Blacks Business contracts and a $9 million benefit in our Rubber Blacks and Performance Products Businesses from our LIFO accounting methodology.

•

During the second quarter of fiscal 2009, volumes in our Rubber Blacks Business decreased by 28% due to weakness in the tire and automotive markets. Compressed unit margins in the business unfavorably affected results by $31 million, more than offsetting contract lag and LIFO benefits and the effect of lower operating expenses.

•

In the Supermetals Business, second quarter fiscal 2009 volumes decreased significantly due to weakness in the electronics industry, which more than offset the benefits of higher selling prices and a favorable product mix. During the quarter, we announced our intention to suspend tantalum mining and processing activities at our operations in Manitoba, Canada due to global market conditions for tantalum.

•

In the Performance Segment, volumes in the second quarter of fiscal 2009 decreased by 36% in Performance Products and by 44% in Fumed Metal Oxides due to weakness in the automotive, construction and electronics industries. Compressed unit margins in Performance Products unfavorably affected results by $11 million, more than offsetting a $6 million LIFO benefit and the positive effect of lower operating expenses from cost reduction efforts.

•

Profitability in the Specialty Fluids Segment declined slightly in the second quarter of fiscal 2009 due to a slowdown of drilling activity in the North Sea that more than offset revenues from regions outside the North Sea and lower operating costs.

•	Increased revenues and lower costs in the New Business segment led to improved performance.

•	During the first six months of fiscal 2009, our cash flow from operations was $287 million and we reduced working capital by $294 million.

•	The restructuring of our operations that we announced in January 2009 is proceeding as anticipated and is expected to result in fixed cost savings of at least $80 million in fiscal 2010.

Second Quarter and First Six Months Fiscal 2009 versus Second Quarter and First Six Months Fiscal 2008—Consolidated

Net Sales and Gross Profit

	Three months ended		Six months ended
	March 31		March 31
	2009	2008	2009	2008
	(Dollars in millions)
Net sales and other operating revenues	$470	$786	$1,122	$1,497
Gross profit	$(5)	$118	$87	$234

The $316 million decrease in net sales from the second quarter of fiscal 2008 to the second quarter of fiscal 2009 was due primarily to lower volumes ($261 million) from ongoing weakness in the tire, automotive, construction and electronics markets, the impact of lower selling prices ($39 million), principally in our carbon black related businesses, and the unfavorable effect of foreign currency translation ($26 million). For the first six months of fiscal 2009, the $375 million decrease in sales when compared to the first six months of fiscal 2008 was principally due to lower volumes ($508 million) from global weakness in our key end markets and the unfavorable impact of foreign currency translation ($34 million), partially offset by higher selling prices ($138 million).

Gross profit decreased by $123 million in the second quarter of fiscal 2009, when compared to the second quarter of fiscal 2008, due principally to lower volumes from weakness in the tire, automotive, construction and electronics markets and lower unit margins as older, higher cost inventories affected our results. These factors offset the benefit of lower operating expenses from cost reduction actions, contract lag and LIFO benefits (as described below) in our Rubber Blacks and Performance Products Businesses and improvement in the performance of our New Business Segment. For the first six months of fiscal 2009, the $147 million decline in gross profit when compared to the first six months of fiscal 2008 was principally due to lower volumes from the global weakness in our end markets, partially offset by contract lag and LIFO benefits in our carbon black related businesses and lower operating expenses.

During the second quarter and first six months of fiscal 2009 we recorded $40 million and $41 million, respectively, of pre-tax restructuring related charges as cost of sales in our consolidated statement of operations. In the second quarter and first six months of fiscal 2008, we recorded restructuring related charges of $8 million and restructuring related income of $3 million, respectively. In the first six months of fiscal 2008, the benefit included an $18 million pre-tax benefit from the sale of land at our former carbon black facility in Altona, Australia.

Selling and Administrative Expenses

	Three months ended		Six months ended
	March 31		March 31
	2009	2008	2009	2008
	(Dollars in millions)
Selling and administrative expenses	$54	$66	$110	$123

Selling and administrative expenses decreased by $12 million and $13 million in the second quarter and first six months of fiscal 2009, respectively, when compared to the same periods in fiscal 2008. Lower expenses from cost reduction efforts were the principal driver of the decrease.

We recorded $4 million and $5 million of pre-tax charges, principally related to restructuring activities, as selling and administrative expenses in the second quarter and first six months of fiscal 2009, respectively. In the same periods of 2008, we recorded $4 million and $5 million, respectively, of pre-tax charges, principally related to CEO transition costs, in our consolidated statement of operations as selling and administrative expenses.

Research and Technical Expenses

	Three months ended		Six months ended
	March 31		March 31
	2009	2008	2009	2008
	(Dollars in millions)
Research and technical expenses	$19	$19	$37	$35

Research and technical expenses were flat in the second quarter of fiscal 2009 when compared to the second quarter of fiscal 2008 as we continue to invest in our business and product development activities. In the first six months of fiscal 2009, research and technical expenses increased by $2 million when compared to the first six months of fiscal 2008, principally associated with ongoing development work related to our Cabot Elastomer Composite technology.

Interest Expense

	Three months ended		Six months ended
	March 31		March 31
	2009	2008	2009	2008
	(Dollars in millions)
Interest expense	$8	$9	$17	$18

Interest expense decreased by $1 million in both the second quarter and first six months of fiscal 2009 when compared to the same periods of fiscal 2008, due principally to the effect of lower interest rates as well as lower debt balances.

Other Expense

	Three months ended		Six months ended
	March 31		March 31
	2009	2008	2009	2008
	(Dollars in millions)
Other expense	$6	$2	$15	$4

The $4 million increase in other expense in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 was due principally to losses on transactional hedging contracts. For the first six months of fiscal 2009, other expense increased by $11 million when compared to the first six months of fiscal 2008. The increase is primarily attributable to losses on foreign currency transactions, including an intercompany loan in Brazil denominated in U.S. dollars and charges related to the repatriation of a portion of our Bolivars held in Venezuela.

Effective Tax Rate

We recorded an income tax benefit in the second quarter of fiscal 2009 of $31 million, which represents an effective tax rate benefit for net income from continuing operations of 34%. This amount includes $5 million of net tax benefits from the settlement of the IRS audit of tax years 2003 and 2004 and certain non-U.S. audits. It also includes a benefit of $19 million (net $15 million year to date) from the application of FIN 18 interim financial reporting rules. The $15 million year to date benefit will reverse during the last six months of fiscal 2009. This compares to an income tax provision recorded in the second quarter of fiscal 2008 of $11 million, which represented an effective tax rate for net income from continuing operations of 48%. The tax rate for the second quarter of fiscal 2008 included a $5 million charge for the reversal of Chinese tax credits during the quarter that had been recorded in the first quarter of fiscal 2008.

The Company is currently under audit by the IRS for tax years 2005 and 2006 and is under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2009, which may impact our effective tax rate going forward.

Minority Interest in Net Loss (Income), net of tax

	Three months ended		Six months ended
	March 31		March 31
	2009	2008	2009	2008
	(Dollars in millions)
Minority interest in net loss (income), net of tax	$2	$(3)	$4	$(8)

Minority interest in net loss (income), net of tax is the means by which the minority shareholders’ portion of the income or loss in our consolidated joint ventures is removed from our consolidated statement of operations. In the second quarter and first six months of fiscal 2009, in total, these joint ventures experienced losses, primarily driven by lower volumes and compressed unit margins. This, in turn, led to our minority shareholders in these ventures absorbing a portion of these losses, resulting in a benefit to our consolidated statement of operations. In the second quarter and first six months of fiscal 2008, our consolidated joint ventures were profitable in total. Accordingly, our joint venture partners shared partially in these profits, and we removed their portion of this income from our consolidated results through minority interest in net loss (income).

Net (Loss) Income

We reported a net loss for the second quarter of fiscal 2009 of $58 million (a loss of $0.92 per diluted common share after-tax) compared to net income of $11 million ($0.17 per diluted common share after-tax) in the same period of fiscal 2008. For the first six months of fiscal 2009, we reported a net loss of $54 million (a loss of $0.85 per diluted common share) compared to net income of $47 million ($0.73 per diluted common share) for the first six months of fiscal 2008.

Second Quarter and First Six Months Fiscal 2009 versus Second Quarter and First Six Months Fiscal 2008—By Business Segment

The following discussion of results includes information on our reportable segment sales and segment (or business) operating profit (loss) before tax (“PBT”). Segment PBT is a non-GAAP financial measure and is not intended to replace income (loss) from operations before taxes, the most directly comparable GAAP financial measure. In calculating segment PBT we exclude certain items, meaning items that are significant and unusual or infrequent, as these amounts are not believed to reflect the true underlying business performance. In addition, in calculating segment PBT we include equity in net income of affiliated companies, royalties paid by equity affiliates and minority interest but exclude interest expense, foreign currency transaction gains and losses, interest income and dividend income. Further, beginning in the first quarter of fiscal 2009, we exclude certain corporate costs that are not controlled by the Segments and which primarily benefit corporate interests. Our Chief Operating Decision-Maker uses segment PBT to evaluate changes in the operating results of each segment before non-operating factors and before certain items and to allocate resources to the segments. We believe that this non-GAAP measure also assists our investors in evaluating the changes in our results and performance. A reconciliation of segment PBT and income (loss) from operations is set forth below.

When discussing our business activities we use several terms. The term “fixed costs” means fixed manufacturing costs, including utilities. The term “LIFO benefit” includes two factors: (i) the impact of current inventory costs being recognized immediately in cost of goods sold (“COGS”) under a last-in first-out method, compared to the older costs that would have been included in COGS under a first-in first-out method (“COGS impact”); and (ii) the impact of reductions in inventory quantities, causing historical inventory costs to flow through COGS (“liquidation impact”). The LIFO impact on PBT in the second quarter of fiscal 2009 is comprised of $6 million of “COGS impact” and $3 million of “liquidation impact”. The term “contract lag” refers to the time lag of the price adjustments in certain of our rubber blacks supply contracts to account for changes in feedstock costs and, in some cases, changes in other relevant costs.

Total segment PBT, certain items, other unallocated items (which includes unallocated corporate costs), and income (loss) from operations before income taxes for the three and six months ended March 31, 2009 and 2008 are set forth in the table below. The details of certain items and other unallocated items are shown below.

	Three months ended		Six months ended
	March 31		March 31
	2009	2008	2009	2008
	(Dollars in millions)
Total segment PBT	$(22)	$57	$9	$102
Certain items	(46)	(12)	(48)	(2)
Other unallocated items	(23)	(22)	(51)	(44)

(Loss) income from operations before income taxes	$(91)	$23	$(90)	$56

Total segment PBT decreased by $79 million in the second quarter of fiscal 2009 when compared to the same period of fiscal 2008. The decrease was driven principally by lower volumes ($99 million) from weakness in the tire, automotive, construction and electronics markets and lower unit margins from older, higher cost inventories ($42 million). These factors were partially offset by lower operating expenses from cost reduction efforts ($19 million), contract lag and LIFO benefits in our carbon black related businesses ($18 million) and the favorable impact of foreign currency translation ($14 million). In the first six months of fiscal 2009, total segment PBT decreased by $93 million when compared to the first six months of fiscal 2008. The decrease was principally due to lower volumes from global weakness in our key end markets ($178 million), partially offset by contract lag and LIFO benefits in our Rubber Blacks and Performance Products Businesses ($60 million), the positive impact of foreign currency translation ($19 million) and lower operating expenses ($15 million).

Certain Items:

Details of the certain items for the second quarter and first six months of fiscal 2009 and 2008 are as follows:

	Three months ended		Six months ended
	March 31		March 31
	2009	2008	2009	2008
	(Dollars in millions)
Environmental reserves and legal settlements	$—	$—	$—	$(1)
CEO Transition Costs	—	(4)	—	(4)
Write-down of impaired investments	(1)	—	(1)	—
Restructuring initiatives:
Fiscal 2009 Global	(45)	—	(45)	—
Fiscal 2008 Global	1	—	(1)	—
Altona, Australia	—	—	—	18
North America	(1)	(7)	(2)	(13)
Europe	—	(1)	1	(2)

Total certain items, pre-tax	$(46)	$(12)	$(48)	$(2)

In the second quarter and first six months of fiscal 2009, $46 million and $48 million, respectively, pre-tax, of charges principally related to restructuring initiatives were recorded as certain items. In the same periods of fiscal 2008, $12 million and $2 million, respectively, pre-tax, of charges principally from restructuring activities and CEO transition costs were recorded as certain items, which included an $18 million gain from the sale of land at our former carbon black facility in Altona, Australia in the first six months of fiscal 2008.

Other Unallocated Items:

	Three months ended		Six months ended
	March 31		March 31
	2009	2008	2009	2008
	(Dollars in millions)
Interest expense	$(8)	$(9)	$(17)	$(18)
Equity in net income of affiliated companies	—	(2)	(2)	(4)
Unallocated corporate costs	(8)	(10)	(15)	(17)
Other expense, net and foreign currency transaction losses	(7)	(1)	(17)	(5)

Total	$(23)	$(22)	$(51)	$(44)

Core Segment

Sales and PBT for the Rubber Blacks and Supermetals Businesses, which together comprise the Core Segment, for the second quarter and first six months of fiscal 2009 and 2008 are as follows:

	Three months ended		Six months ended
	March 31		March 31
	2009	2008	2009	2008
	(Dollars in millions)
Rubber Blacks Business Sales	$272	$454	$671	$864
Supermetals Business Sales	23	57	68	110

Segment Sales	$295	$511	$739	$974
Rubber Blacks Business PBT	$(17)	$28	$7	$44
Supermetals Business PBT	(7)	1	(4)	4

Segment PBT	$(24)	$29	$3	$48

Rubber Blacks Business

Sales in the Rubber Blacks Business decreased by $182 million in the second quarter of fiscal 2009 and by $193 million in the first six months of fiscal 2009 when compared to the same periods of fiscal 2008. In the second quarter of fiscal 2009, the results were driven by lower volumes ($127 million) from ongoing weakness in the global tire and automotive markets, lower pricing ($41 million) in both the contract and non-contract business and the unfavorable impact of foreign currency translation ($17 million). For the first six months of fiscal 2009, lower volumes ($245 million) and an unfavorable foreign currency translation ($23 million) were partially offset by higher pricing ($67 million).

Rubber Blacks PBT decreased by $45 million and $37 million in the second quarter and first six months of fiscal 2009, respectively, when compared to the same periods of fiscal 2008. In the second quarter of fiscal 2009, the decrease was principally driven by the impact of 28% lower volumes from weakness in our key end markets ($36 million) and lower unit margins ($31 million) as contract and non-contract prices adjusted downward as a result of lower feedstock costs and difficult market conditions while weak demand resulted in older, higher cost inventories being reflected in our results. These unfavorable factors more than offset a contract lag benefit of $9 million, a LIFO benefit of $3 million and the impact of lower operating expenses from cost reduction efforts. For the first six months of fiscal 2009 lower volumes from weakness in the global tire and automotive markets affected the Rubber Blacks Business by $71 million. This impact more than offset a $31 million favorable contract lag and a $13 million LIFO benefit as well as the benefit of lower operating expenses. For the second quarter and first six months of fiscal 2008, the contract lag impact was an unfavorable $17 million and $26 million, respectively. The LIFO impact was a benefit of $2 million in the second quarter of fiscal 2008 and an unfavorable impact of $5 million in the first six months of fiscal 2008.

Historically, our rubber blacks supply contracts have provided for a price adjustment on the first day of each quarter to account for changes in feedstock costs and, in some cases, changes in other relevant costs. The feedstock adjustments are based upon the average of a relevant index over a three-month period. Because of the need to communicate these adjustments to our customers in a timely manner, the contracts typically provide for the adjustments to be calculated in the month preceding the quarter. Accordingly, the calculation has been typically based upon the average of the three months preceding the month in which the calculation is made. In periods of rapidly changing feedstock costs this time lag can have a significant impact on the results of the Rubber Blacks Business. For example, the contract price adjustment applicable to sales made in the quarter ended March 31, 2009 was calculated using the relevant index average during the months of September, October and November while actual raw material costs were lower. We have been reducing this time delay in our contracts and, while approximately 50% of the total volume of our Rubber Blacks Business continues to be sold under contract, only half of these contracted volumes are now sold under agreements containing a four month lag in the time when prices are adjusted for feedstock costs.

Supermetals Business

Sales in the Supermetals Business decreased by $34 million in the second quarter of fiscal 2009 when compared to the second quarter of fiscal 2008. The decrease was driven principally by lower volumes ($40 million) from weakness in the electronics industry, partially offset by higher prices and a favorable product mix ($5 million). For the first six months of fiscal 2009, sales decreased by $42 million as lower volumes ($56 million) from weakness in the electronics market more than offset higher prices and a favorable product mix ($11 million) and the benefit of foreign currency translation ($3 million).

PBT in the Supermetals Business in the second quarter and first six months of fiscal 2009 decreased by $8 million when compared to the same periods of fiscal 2008. For both periods, the impact of lower volumes ($14 million in the second quarter and $21 million in the first six months) more than offset the favorable effect of higher prices and a favorable product mix ($5 million in the second quarter and $11 million in the first six months) and lower operating expenses. Despite recording negative PBT, the Supermetals Business generated $8 million and $20 million in cash during the second quarter and first six months of fiscal 2009, respectively, on a constant currency basis, principally from a reduction in working capital.

During the quarter we announced our intention to suspend tantalum mining and processing activities at our operations in Manitoba, Canada. These actions are in response to the global market conditions for tantalum and to reduce fixed costs in the Supermetals Business. Even with these suspended operations, we have sufficient sources and supplies of raw material to meet our needs.

Performance Segment

Sales and PBT for the Performance Segment for the second quarter and first six months of fiscal 2009 and 2008 are as follows:

	Three months ended		Six months ended
	March 31		March 31
	2009	2008	2009	2008
	(Dollars in millions)
Performance Products Business Sales	$90	$164	$195	$305
Fumed Metal Oxides Business Sales	42	72	94	142

Segment Sales	$132	$236	$289	$447

Segment PBT	$(1)	$32	$2	$63

Sales in the Performance Segment decreased by $104 million in the second quarter of fiscal 2009 when compared to the second quarter of fiscal 2008. The decrease was driven principally by lower volumes ($90 million) from ongoing global weakness in the automotive, construction and electronics industries, the unfavorable impact of foreign currency translation ($10 million) and lower prices ($4 million). For the first six months of fiscal 2009, the $158 million decrease in sales when compared to the same period of fiscal 2008 was due principally to lower volumes ($207 million) from weakness in our key end markets and the unfavorable impact of foreign currency translation ($15 million), partially offset by higher pricing ($58 million).

PBT in the Performance Segment in the second quarter of fiscal 2009 was $33 million lower when compared to the second quarter of fiscal 2008. Volumes in the Performance Products and Fumed Metal Oxides Businesses decreased by 36% and 44% in the second quarter of fiscal 2009, respectively, when compared to the same period of fiscal 2008. These lower volumes from ongoing weakness in the global automotive, construction and electronics markets unfavorably affected PBT by $45 million. Older, higher cost inventories compressed unit margins in the Performance Products Business during the quarter, negatively affecting PBT by $11 million. These unfavorable factors more than offset a $6 million LIFO benefit, lower operating expenses from cost reduction efforts and the favorable impact of foreign currency translation. For the first six months of fiscal 2009, PBT decreased by $61 million. The decrease was driven by lower volumes from weakness in our key end markets ($82 million) partially offset by higher pricing ($19 million).

New Business Segment

Sales and PBT for the New Business Segment for the second quarter and first six months of fiscal 2009 and 2008 are as follows:

	Three months ended		Six months ended
	March 31		March 31
	2009	2008	2009	2008
	(Dollars in millions)
Inkjet Colorants Business Sales	$9	$11	$22	$19
Aerogel Business Sales	5	2	9	3
Superior MicroPowders Sales	2	1	3	2

Segment Sales	$16	$14	$34	$24

Segment PBT	$(1)	$(9)	$(4)	$(21)

Sales in the New Business Segment increased by $2 million and $10 million in the second quarter and first six months of fiscal 2009, respectively, when compared to the same periods of fiscal 2008. In the second quarter of fiscal 2009, the improvement in revenues was driven by increased orders in the Aerogel Business and higher commercial revenue in Superior MicroPowders, which partially offset declines in Inkjet Colorants volumes from weakness in the consumer electronics industry. For the first six months of fiscal 2009, the improved sales performance came from all businesses within the segment.

The loss in the New Business Segment for the second quarter of fiscal 2009 was $1 million, which is an $8 million improvement from the second quarter of fiscal 2008. For the first six months of fiscal 2009, the improvement in performance was $17 million over the first six months of fiscal 2008. The improvement was driven by increased sales as well as lower expenses and the improved efficiency of our business development process.

Specialty Fluids Segment

Sales and PBT for the Specialty Fluids Segment for the second quarter and first six months of fiscal 2009 and 2008 are as follows:

	Three months ended		Six months ended
	March 31		March 31
	2009	2008	2009	2008
	(Dollars in millions)
Segment Sales	$11	$16	$26	$32

Segment PBT	$4	$5	$8	$12

Sales in the Specialty Fluids Segment decreased by $5 million in the second quarter and by $6 million in the first six months of fiscal 2009 when compared to the same periods of fiscal 2008. These decreases were due to a slowdown in drilling activity in the North Sea that was not offset by revenues from other regions.

In the second quarter and first six months of fiscal 2009 PBT decreased by $1 million and $4 million, respectively, compared to the second quarter and first six months of fiscal 2008. Lower drilling activity in the North Sea, affecting both rental revenue and volume of fluid sold, more than offset revenues from regions outside the North Sea and lower operating costs. For the first six months of fiscal 2009, the percentage of revenue from drilling activity outside of the North Sea increased when compared to the first six months of fiscal 2008.

III. Cash Flow and Liquidity

Overview

Our liquidity position improved during the quarter and first six months of fiscal 2009 primarily driven by decreasing carbon black feedstock costs which resulted in reduced working capital requirements. At March 31, 2009, we had cash and cash equivalents of $220 million, and current availability under our revolving and other credit facilities of approximately $170 million. While the availability of our credit facilities is dependent upon the financial viability of our lenders, we have no reason to believe that such liquidity will be unavailable or decreased. Our revolving credit facility contains financial covenants relating to our debt to total capitalization ratio and the level of subsidiary debt. At March 31, 2009 we were in compliance with these covenants and expect to remain so. All available cash is on deposit with banking institutions or money market funds that we continue to believe are financially sound.

We expect cash on hand, cash from operations and present financing arrangements, including our unused lines of credit, to be sufficient to meet our cash requirements for the foreseeable future. This includes our anticipated debt repayments, capital expenditures and cash restructuring costs to be made during the next twelve months.

Cash Flows from Operating Activities

Cash generated by operating activities, which consists of net (loss) income adjusted for the various non-cash items included in earnings, changes in working capital and changes in certain other balance sheet accounts, totaled $287 million in the first six months of fiscal 2009 compared to a use of cash from operating activities of $10 million during the first six months of fiscal 2008. The principal drivers of the cash generated from operations in the first six months of fiscal 2009 were a $238 million decrease in receivables due to lower pricing as a result of lower carbon black feedstock costs, lower sales volumes, receivables collections and a $163 million decrease in inventories due to reductions in inventory levels and declines in carbon black feedstock costs. These sources of cash were partially offset by the use of cash for accounts payable and accrued liabilities due to the timing of certain payments. In the first six months of fiscal 2008 there was a $30 million and a $39 million increase in receivables and inventories, respectively, principally due to rising carbon black feedstock costs. These uses of cash were partially offset by stronger net income from operations in that period.

Restructurings

A significant portion of the restructuring charges we have or will incur are non-cash in nature. Specifically, of the anticipated $140 million charge for the 2009 Global Restructuring, only $80 million is expected to require a cash outlay. As of March 31, 2009, we had $26 million of total restructuring costs in accrued liabilities in the consolidated balance sheet related to the fiscal 2009 global restructuring plan and our 2008 global restructuring plan. We have made cash payments of $11 million during fiscal 2009 related to restructuring costs. We expect to make additional cash payments related to these restructuring activities of $31 million during the remainder of fiscal 2009 and $45 million in 2010 and thereafter.

Repatriation of Foreign Currency

Beginning in fiscal 2007, we began repatriating portions of our cash balance in Venezuela denominated in Bolivars. During the first six months of fiscal 2009, we recognized a foreign exchange loss as a result of this repatriation. As of March 31, 2009, we had cash denominated in Bolivars of approximately $10 million in Venezuela, which has been translated at the official exchange rate. We continue to be concerned about the amount that we will be able to receive when we repatriate some or all of this cash as we have not received approval to exchange the Bolivars at the official rate. If we are unable to repatriate this cash at the official exchange rate or if the official exchange rate devalues, we may incur additional reductions to our earnings and translated cash balances would be reduced.

Environmental and Litigation

We have recorded a $7 million reserve on a discounted basis ($9 million on an undiscounted basis) as of March 31, 2009, for environmental remediation costs at various sites. These sites are primarily associated with businesses divested in prior years. Additionally, as of March 31, 2009, we have recorded a $13 million reserve on a discounted basis (approximately $23 million on an undiscounted basis) for respirator claims. We anticipate that these expenditures will be made over a number of years, and will not be concentrated in any one year. We also have other litigation costs associated with lawsuits arising in the ordinary course of business including claims filed against us in connection with certain discontinued operations.

Cash Flows from Investing Activities

Cash flows from investing activities consumed $60 million of cash in the first six months of fiscal 2009 compared to $57 million in the first six months of fiscal 2008. During the first six months of fiscal 2009, capital expenditures of $56 million included residual spending to complete rubber blacks capacity expansion at an existing facility in China and energy centers at other rubber blacks facilities and an investment of $3 million in a carbon black joint venture located in China. In fiscal 2008 capital expenditures of $72 million were partially offset by the proceeds of $18 million received from the sale of the land on which our Altona, Australia carbon black plant was located.

Cash Flows from Financing Activities

Financing activities used $127 million of cash during the first six months of fiscal 2009 compared to $14 million of cash provided during the same period of fiscal 2008. In the first six months of fiscal 2009 financing cash flows were primarily driven by the net reduction in debt of $101 million and dividend payments of $24 million to stockholders. In the first six months of fiscal 2008, we drew down a net $30 million from our uncommitted working capital facilities in China, and $40 million from a revolving credit facility in North America. These sources of cash were partially offset by dividend payments of $23 million to stockholders and open market repurchases of common stock for $24 million.

Contractual Obligations

Purchase Commitments

We have entered into long-term purchase agreements primarily for the purchase of raw materials and natural gas. Under certain of these agreements the quantity of material being purchased is fixed, but the price we pay changes as market prices change. The commitments in the table below are quantified on the basis of market prices at March 31, 2009.

	Payments Due by Fiscal Year
	Remainder of fiscal 2009	2010	2011	2012	2013	Thereafter	Total
	(Dollars in millions)
Core Segment
Rubber Blacks Business	$74	$171	$148	$129	$122	$932	$1,576
Supermetal Business	16	15	16	17	6	1	71
Performance Segment	32	24	15	15	15	128	229

Total	$122	$210	$179	$161	$143	$1,061	$1,876

Off-balance sheet arrangements

Cabot has no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations concerning the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with, and the annualized fixed cost savings we expect to realize from, our recent restructuring initiative; the adequacy of our sources and supply of tantalum ore for the near term; our expected tax rate for fiscal 2009; the amount and timing of charges and payments associated with restructurings and cost reduction initiatives we have previously undertaken; the expected impact of our derivative instruments on our consolidated statement of operations; the amount and timing of payments associated with environmental remediation and respirator claims; the outcome of pending litigation; capital expenditures for fiscal 2009; cash requirements and uses of available cash; our ability to remain in compliance with the financial covenants in our revolving credit facility; and our ability to meet cash requirements for the foreseeable future.

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

IV. Recently Issued Accounting Pronouncements – Not Yet Adopted

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

Information about market risks for the period ended March 31, 2009 does not differ materially from that discussed under Item 7A of our fiscal 2008 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.	Legal Proceedings

Respirator Liabilities

We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. As more fully described in our 2008 10-K, our respirator liabilities involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of March 31, 2009, there were approximately 54,000 claimants in pending cases asserting claims against AO in connection with respiratory products. We have a reserve to cover our expected share of liability for existing and future respirator liability claims. The book value of the reserve at March 31, 2009 is approximately $13 million on a discounted basis (or approximately $23 million on an undiscounted basis).

AVX

On March 8, 2004, AVX Corporation (“AVX”) filed an action against the Company in the United States District Court for the District of Massachusetts. The complaint alleges that Cabot violated the federal antitrust laws in connection with the parties’ January 1, 2001 tantalum supply agreement (the “Supply Agreement”) by purportedly tying AVX’s purchases of Cabot’s “flake” tantalum powder to its purchases of Cabot’s “nodular” tantalum powder. In February 2009, the court granted the Company’s motion for summary judgment and dismissed the case against Cabot. AVX has appealed the court’s order.

In September 2005, AVX filed an action in the Superior Court of Massachusetts for Suffolk County, which, in November 2005, was moved to the Business Litigation Section of the Superior Court of Massachusetts. The action alleges that Cabot improperly administered the parties’ Supply Agreement for the years 2003 through 2005. In particular, AVX claims that we have not provided all of the price relief due to AVX under the “most favored customer” (“MFC”) provisions of the Supply Agreement. AVX seeks a judicial declaration of the rights of the parties to the Supply Agreement, an accounting of monies paid, due or owing under the MFC provisions, and an award of any sums not paid that should have been. We filed an answer and counterclaims against AVX asserting that AVX actually underpaid for tantalum products in the period 2003 through 2005. On December 31, 2007, the court issued an order allowing AVX’s motion for partial summary judgment on one significant legal issue involving interpretation of the Supply Agreement, but denied AVX’s motion and our cross-motion in all other respects, including AVX’s motion to dismiss Cabot’s affirmative defenses that would negate AVX’s claims. Prior to July 2008, AVX had indicated that it believed it is owed additional MFC benefits of approximately $24 million, which we dispute. In July 2008, AVX attempted to assert new legal theories that increased its damage claim for additional MFC benefits to approximately $96 million. We subsequently filed a motion to strike AVX’s revised claim for MFC benefits and in November 2008, the court granted our motion and denied AVX’s additional damage claim for MFC benefits of $72 million, thereby, we believe, limiting AVX’s claim to the previously stated $24 million. AVX subsequently filed a motion requesting the court to reconsider or clarify this ruling, which was denied in its entirety. Despite this ruling, AVX has most recently filed a new damage report seeking damages in excess of $24 million. We have filed a new motion to strike this report based on the court’s prior ruling. This motion has not yet been decided. In March 2009, the court established a trial date of October 16, 2009 for this matter.

We believe that we have valid defenses to all of AVX’s claims, including the one on which partial summary judgment was granted, and will continue to assert these defenses and our counterclaims vigorously. In addition, if necessary, we have the right to appeal the court’s order allowing AVX’s motion for partial summary judgment.

Carbon Black Antitrust Litigation

Cabot was one of several carbon black manufacturer defendants in federal and state class actions initially filed in 2003 alleging that the defendants violated federal and state antitrust laws in connection with the sale of carbon black. As of March 31, 2009, the only pending state action was in Florida, with all of the other federal and state class actions having been previously settled. In November 2008, the parties in the Florida action entered into a settlement agreement for less than $1 million in total, which received the required preliminary court approval. In February 2009, the court declined to grant final approval of the settlement and vacated the settlement on several grounds. The parties are now seeking to negotiate a modified settlement that will address the court’s concerns. Any new settlement will require the court’s approval. We deny any wrongdoing of any kind in these cases and strongly believe we have good defenses to the claims, but agreed to the settlements to avoid further expense, inconvenience, risk and the distraction of burdensome and protracted litigation.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding the Company’s purchases of its equity securities during the quarter ended March 31, 2009.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 – January 31, 2009	11,100	$11.13	—	4,311,557
February 1, 2009 – February 28, 2009	86,300	$11.07	—	4,311,557
March 1, 2009 – March 31, 2009	17,800	$11.30	—	4,311,557

Total	115,200

(1)	On May 11, 2007, we announced publicly that our Board of Directors authorized us to repurchase five million shares of our common stock in the open market or in privately negotiated transactions. On September 14, 2007, our Board of Directors increased the share repurchase authorization to 10 million shares. This authority does not have a set expiration date.

Included in the shares repurchased from time to time by Cabot under the Board’s authorization are shares of common stock repurchased from employees at fair market value to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock and the exercise of stock options. During the second quarter of fiscal 2009, no shares were repurchased from employees to satisfy tax withholding obligations.

From time to time, we also repurchase shares of unvested restricted stock from employees whose employment is terminated before such shares vest. These shares are repurchased pursuant to the terms of our equity incentive plans and are not included in the shares repurchased under the Board’s authorization. During the second quarter of fiscal 2009, we repurchased 115,200 forfeited shares pursuant to the terms of our equity incentive plans. The purchase price for these repurchased shares was the lower of the fair market value on the date of termination and the employee’s original purchase price for the stock.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on March 12, 2009. There was no solicitation in opposition to management’s nominees as listed in our proxy statement and all such nominees were elected to the class of directors whose term expires in 2012. In addition, the stockholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2009 and approved the 2009 Long-Term Incentive Plan. The proposals for the election of directors and to ratify the appointment of Deloitte & Touche were routine matters and, therefore, there were no broker non-votes relating to those matters. The results of the voting for each of these proposals were as follows:

1. Election of Directors Whose Terms Expire in 2012:

	FOR	AGAINST	ABSTAIN
John K. McGillicuddy	58,334,020	1,892,959	158,639
John F. O’Brien	57,387,222	2,874,766	123,630
Lydia W. Thomas	57,157,967	3,091,642	136,009
Mark S. Wrighton	50,403,003	9,833,785	148,830

2. Proposal to Ratify the Appointment of Deloitte & Touche LLP

For:	60,134,618
Against:	173,930
Abstain:	77,070

3. Proposal to Approve Cabot’s 2009 Long-Term Incentive Plan

For:	40,088,127
Against:	15,914,006
Abstain:	203,730
Brokers Non-Votes:	4,179,755

In addition to the directors elected at the meeting to the class of directors whose term expires in 2012, the terms of office of the following directors continued after the meeting: John S. Clarkeson, Juan Enriquez-Cabot, Arthur L. Goldstein, Gautam S. Kaji, Roderick C.G. MacLeod, Henry F. McCance, Patrick M. Prevost, Ronaldo H. Schmitz and Shengman Zhang.

Item 6.	Exhibits

The following Exhibits are filed herewith:

Exhibit 10.1*	Cabot Corporation 2009 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot Corporation’s Proxy Statement on Schedule 14A relating to the 2009 Annual Meeting of Stockholders, File No. 1-5667, filed with the Commission on January 28, 2009).

Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: May 11, 2009	By:	/S/ EDUARDO E. CORDEIRO
Eduardo E. Cordeiro
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

Date: May 11, 2009	By:	/S/ JAMES P. KELLY
James P. Kelly
Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description
Exhibit 10.1*	Cabot Corporation 2009 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot Corporation’s Proxy Statement on Schedule 14A relating to the 2009 Annual Meeting of Stockholders, File No. 1-5667, filed with the Commission on January 28, 2009.

Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.