Form 10-Q
period 2009-06-30
CABOT CORP
filed 2009-08-10
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of August 5, 2009 the Company had 65,382,796 shares of Common Stock, par value $1 per share, outstanding.

CABOT CORPORATION

Part I.    Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30		Nine Months Ended June 30
	2009	2008	2009	2008
	(In millions, except per share amounts)
Net sales and other operating revenues	$511	$840	$1,633	$2,337
Cost of sales	443	703	1,478	1,966

Gross profit	68	137	155	371
Selling and administrative expenses	50	67	160	190
Research and technical expenses	16	20	53	55

Income (loss) from operations	2	50	(58)	126

Interest and dividend income	—	—	2	3
Interest expense	(6)	(9)	(23)	(28)
Other income (expense)	2	(2)	(13)	(5)

(Loss) income from operations before income taxes, equity in net income of affiliated companies and minority interest	(2)	39	(92)	96
(Provision) benefit for income taxes	(7)	(8)	23	(13)
Equity in net income of affiliated companies, net of tax	—	2	2	6
Minority interest in net (income) loss, net of tax	(3)	(6)	1	(15)

(Loss) income from continuing operations	(12)	27	(66)	74
(Loss) from discontinued operations, net of tax	—	—	—	—
Net (loss) income	$(12)	$27	$(66)	$74

Weighted-average common shares outstanding:
Basic	63	62	63	62

Diluted	63	64	63	64

(Loss) income per common share:
Basic:
(Loss) income from continuing operations	$(0.19)	$0.44	$(1.04)	$1.18
(Loss) from discontinued operations	(0.01)	—	(0.01)	—

Net (loss) income per share—basic	$(0.20)	$0.44	$(1.05)	$1.18

Diluted:
(Loss) income from continuing operations	$(0.19)	$0.43	$(1.04)	$1.16
(Loss) from discontinued operations	(0.01)	—	(0.01)	—

Net (loss) income per share—diluted	$(0.20)	$0.43	$(1.05)	$1.16

Dividends per common share	$0.18	$0.18	$0.54	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	June 30, 2009	September 30, 2008
	(In millions)
Current assets:
Cash and cash equivalents	$177	$129
Short-term marketable securities	1	1
Accounts and notes receivable, net of reserve for doubtful accounts of $7 and $5	417	646
Inventories:
Raw materials	121	193
Work in process	53	58
Finished goods	141	246
Other	31	26

Total inventories	346	523
Prepaid expenses and other current assets	45	72
Deferred income taxes	35	30
Assets held for sale	—	7

Total current assets	1,021	1,408

Investments:
Equity affiliates	57	53
Long-term marketable securities and cost investments	1	1

Total investments	58	54

Property, plant and equipment	2,928	2,921
Accumulated depreciation and amortization	(1,913)	(1,839)

Net property, plant and equipment	1,015	1,082

Other assets:
Goodwill	35	34
Intangible assets, net of accumulated amortization of $11 and $11	3	3
Assets held for rent	46	45
Deferred income taxes	196	173
Other assets	97	59

Total other assets	377	314

Total assets	$2,471	$2,858

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	June 30, 2009	September 30, 2008
	(In millions, except share and per share amounts)
Current liabilities:
Notes payable to banks	$19	$91
Accounts payable and accrued liabilities	316	426
Income taxes payable	23	38
Deferred income taxes	4	7
Current portion of long-term debt	5	39

Total current liabilities	367	601

Long-term debt	551	586
Deferred income taxes	10	18
Other liabilities	286	294
Commitments and contingencies (Note F)
Minority interest	98	110
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value Issued and Outstanding : None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value Issued: 64,109,606 and 65,403,100 shares Outstanding: 64,015,510 and 65,277,715 shares	64	65
Less cost of 94,096 and 125,385 shares of common treasury stock	(3)	(4)
Additional paid-in capital	13	21
Retained earnings	1,042	1,143
Deferred employee benefits	(26)	(30)
Notes receivable for restricted stock	—	(21)
Accumulated other comprehensive income	69	75

Total stockholders’ equity	1,159	1,249

Total liabilities and stockholders’ equity	$2,471	$2,858

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended June 30
	2009	2008
	(In millions)
Cash Flows from Operating Activities:
Net (loss) income	$(66)	$74
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	124	123
Deferred tax provision	(35)	(20)
Loss (gain) on sale of property, plant and equipment	8	(13)
Equity in net income of affiliated companies	(2)	(6)
Minority interest in net (loss) income	(1)	15
Non-cash compensation	20	23
Other non-cash items, net	2	(4)
Changes in assets and liabilities:
Accounts and notes receivable	230	(56)
Inventories	183	(73)
Prepaid expenses and other current assets	(9)	(16)
Accounts payable and accrued liabilities	(117)	(12)
Income taxes payable	(11)	1
Other liabilities	(6)	5
Cash dividends received from equity affiliates	1	2
Other	(4)	1

Cash provided by operating activities	317	44

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(75)	(125)
Proceeds from sales of property, plant and equipment	—	18
Increase in assets held for rent	(1)	(3)
Investment in equity affiliate	(3)	7

Cash used in investing activities	(79)	(103)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	25	106
Repayments under financing arrangements	(65)	(80)
Repayments of long-term debt	(89)	(12)
Proceeds from long-term debt	14	7
(Decrease) increase in notes payable to banks, net	(30)	60
Proceeds from sales of common stock	—	1
Purchases of common stock	(2)	(35)
Proceeds from cash contribution received from minority interest shareholders	—	8
Cash dividends paid to minority interest stockholders	(9)	(19)
Cash dividends paid to stockholders	(35)	(35)
Proceeds from restricted stock loan payments	—	2

Cash (used in) provided by financing activities	(191)	3

Effect of exchange rate changes on cash	1	9

Increase (decrease) in cash and cash equivalents	48	(47)
Cash and cash equivalents at beginning of period	129	154

Cash and cash equivalents at end of period	$177	$107

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended June 30, 2009

(In millions, except shares in thousands)

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Notes Receivable for Restricted Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Total Comprehensive Loss
	Shares	Cost
Balance at September 30, 2008	65,278	$61	$21	$1,143	$(30)	$(21)	$75	$1,249
Net (loss)				(66)					$(66)
Foreign currency translation adjustment							(4)		(4)
Change in employee benefit plans							(1)		(1)
Change in unrealized gain on derivative instruments							(1)		(1)

Other comprehensive loss									(6)

Comprehensive loss								(72)	$(72)

Common dividends paid				(35)				(35)
Issuance of stock under employee compensation plans, net of forfeitures	112	2	1					3
Application of stock option accounting for restricted stock awards	(1,288)	(1)	(23)			19		(5)
Amortization of share-based compensation			16					16
Purchase and retirement of common and treasury stock	(86)	(1)	(2)					(3)
Principal payment by Employee Stock Ownership Plan under guaranteed loan					4			4
Notes receivable for restricted stock—payments and forfeitures						2		2

Balance at June 30, 2009	64,016	$61	$13	$1,042	$(26)	$—	$69	$1,159

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 2009 and 2008. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

Cabot evaluated all subsequent events through August 10th, the issuance date of these financial statements, to determine if such events should be reflected in these financial statements as of June 30, 2009. No significant subsequent events were noted during this evaluation.

The amounts included in the caption (Loss) from discontinued operations, net of tax in the consolidated statements of operations represent legal settlements in connection with the Company’s discontinued operations. These settlement amounts were less than $1 million for each of the three and nine months ended June 30, 2009.

As of September 30, 2008, the Company classified $7 million of land as held for sale in current assets on the consolidated balance sheet. As of June 30, 2009, the Company has determined that this land, while not impaired, is unlikely to be sold within the next twelve months and, therefore, has reclassified the balance from assets held for sale in current assets to other assets in non-current assets in the consolidated balance sheet.

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

	Three months ended June 30		Nine months ended June 30
	2009	2008	2009	2008
Core Segment
Rubber Blacks Business	55%	61%	60%	60%
Supermetals Business	8%	5%	6%	6%
Performance Segment	30%	30%	28%	30%
New Business Segment	3%	2%	3%	2%
Specialty Fluids Segment	4%	2%	3%	2%

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

UNAUDITED

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

Revenues from the Supermetals Business also are generally recognized when the product is shipped and title and risk of loss have passed to the customer.

The majority of the revenue in the Specialty Fluids Segment arises from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned.

Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price. The costs related to shipping and handling are included in cost of sales.

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

The Company carries a variety of different cash and cash equivalents on its consolidated balance sheets. Cabot continually assesses the liquidity of cash and cash equivalents and, as of June 30, 2009, has determined that they are readily convertible to cash.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

UNAUDITED

Income Tax in Interim Periods

The Company records its tax (benefit)/provision on an interim basis using an estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period. Losses from jurisdictions for which no benefit can be recognized and the income tax effects of unusual and infrequent items are excluded from the estimated annual effective tax rate and are recognized in the impacted interim period as discrete items. Valuation allowances are provided against the future tax benefits that arise from the losses in jurisdictions for which no benefit can be recognized. The estimated annual effective tax rate may be significantly impacted by nondeductible expenses and the Company’s projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period when such estimates are revised.

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $115 million and $140 million higher as of June 30, 2009 and September 30, 2008, respectively. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.

During the three and nine months ended June 30, 2009, inventory quantities were reduced in the Company’s U.S. Rubber Blacks and Performance Products Businesses. This reduction led to a liquidation of LIFO inventory quantities carried at lower costs that were prevailing in prior years, as compared with the cost of purchases made in the current fiscal year through June 30, 2009. This resulted in a decrease of cost of goods sold of approximately $1 million and $5 million, respectively, and an increase of net income by approximately $1 million and $3 million, or $0.01 per share and $0.05 per share, respectively, for the three and nine months ended June 30, 2009. During the three and nine months ended June 30, 2008, inventory quantities were reduced at the Company’s U.S Rubber Blacks and Performance Products Businesses, leading to a liquidation of LIFO inventory quantities. This resulted in a decrease of cost of goods sold of $2 million and an increase of net income by approximately $1 million, or $0.02 per share in both the three and nine months ended June 30, 2008.

For the three and nine months ended June 30, 2009, there was no LIFO liquidation at the Company’s U.S. Supermetals site. During the nine months ended June 30, 2008, inventory quantities were reduced at the Company’s U.S. Supermetals site, leading to a liquidation of LIFO inventory quantities. This resulted in a decrease of cost of goods sold of $4 million and an increase of net income by approximately $3 million, or $0.04 per share, for the nine months ended June 30, 2008.

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 is intended to improve financial reporting about derivative

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

UNAUDITED

instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Effective January 1, 2009, Cabot adopted FAS 161, which includes the disclosures in Note L, and applied the provisions of the statement prospectively.

In April 2009, the FASB issued Staff Position FAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1” and “APB 28-1”). FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. Effective for the quarter ending June 30, 2009, Cabot adopted FSP 107-1 and APB 28-1, and has made the additional interim disclosures in Note K.

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

D. Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the nine months ended June 30, 2009 are as follows:

	Rubber Blacks Business	Performance Segment	Total
	(Dollars in millions)
Balance at September 30, 2008	$23	$11	$34
Foreign currency translation adjustment	1	—	1

Balance at June 30, 2009	$24	$11	$35

As required by FAS No. 142, “Goodwill and Other Intangibles” (“FAS 142”), impairment tests are performed at least annually. The Company performed its annual FAS 142 impairment assessment as of March 31, 2009 and determined that there was no impairment.

Cabot does not have any indefinite-lived intangible assets. As of June 30, 2009 and September 30, 2008, Cabot had $3 million of finite-lived intangible assets. Intangible assets are amortized over their estimated useful lives, which range from ten to fourteen years, with a weighted average period of ten years. Amortization relative to these intangible assets is expected to aggregate to less than $1 million per year over the next five years.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

UNAUDITED

E. Employee Benefit Plans

Curtailments and a settlement of employee benefit plans

As a result of the 2009 Global Restructuring Plan discussed in Note I, the Company incurred three curtailments and a settlement of certain of its employee benefit plans. For the three and nine months ended June 30, 2009, the Company recognized a net gain associated with these curtailments and settlement of $2 million and $1 million, respectively.

Net periodic defined benefit pension and other postretirement benefit costs

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended June 30
	2009		2008		2009		2008
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$1	$1	$1	$2	$1	$—	$1	$—
Interest cost	2	3	2	3	1	1	1	1
Expected return on plan assets	(2)	(3)	(2)	(4)	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of actuarial loss	—	1	—	1	—	—	—	—

Net periodic benefit cost	$1	$2	$1	$2	$2	$1	$2	$1

	Nine Months Ended June 30
	2009		2008		2009		2008
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$3	$3	$3	$5	$2	$—	$2	$—
Interest cost	6	9	6	9	4	1	4	1
Expected return on plan assets	(7)	(9)	(6)	(11)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(1)	—	(1)	—
Amortization of actuarial loss	—	1	—	2	—	—	—	—

Net periodic benefit cost	$2	$4	$3	$5	$5	$1	$5	$1

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

UNAUDITED

F. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials and natural gas. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the table below is quantified on the basis of market prices at June 30, 2009.

	Payments Due by Fiscal Year
	Remainder of fiscal 2009	2010	2011	2012	2013	Thereafter	Total
	(Dollars in millions)
Core Segment
Rubber Blacks Business	$41	$183	$158	$140	$134	$903	$1,559
Supermetals Business	13	15	16	17	6	1	68
Performance Segment	17	26	19	18	18	141	239
Other	—	—	1	—	—	—	1

Total	$71	$224	$194	$175	$158	$1,045	$1,867

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

Environmental Matters

As of June 30, 2009 and September 30, 2008, Cabot had $6 million on a discounted basis ($8 million on an undiscounted basis) and $9 million on a discounted basis ($10 million on an undiscounted basis), respectively, reserved for environmental matters primarily related to divested businesses. These amounts represent Cabot’s best estimates of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Cash payments related to these environmental matters were $2 million and $3 million in the first nine months of fiscal 2009 and fiscal 2008, respectively.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

UNAUDITED

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

As of June 30, 2009, there were approximately 53,000 claimants in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2052. At June 30, 2009 the reserve was $13 million on a discounted basis ($23 million on an undiscounted basis). Cash payments related to this liability were $2 million in the first nine months of both fiscal 2009 and fiscal 2008.

Beryllium Claims

Cabot is a party to several pending actions in connection with its discontinued beryllium operations in Reading, Pennsylvania. Cabot entered the beryllium industry through an acquisition in 1978. The Company ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of its former beryllium business was sold to NGK Metals, Inc. (“NGK”) in 1986. As more fully described in the 2008 10-K, the actions are pending in several state and federal trial and appeal courts, and involve claims for personal injury and medical monitoring relating to alleged contact with beryllium in various ways. Cabot believes it has valid defenses to all of the beryllium actions against it and will assert them vigorously in the various venues in which claims have been asserted. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of these matters. While the outcome of litigation is uncertain, the Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position.

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

In September 2005, AVX filed an action in the Superior Court of Massachusetts for Suffolk County, which, in November 2005, was moved to the Business Litigation Section of the Superior Court of Massachusetts. The action alleges that Cabot improperly administered the parties’ Supply Agreement for the years 2003 through 2005. In particular, AVX claims that Cabot has not provided all of the price relief due to AVX under the “most favored customer” (“MFC”) provisions of the Supply Agreement. AVX seeks a judicial declaration of the rights of the parties to the Supply Agreement and an award of any sums not paid that should have been. Cabot filed an answer and counterclaims against AVX asserting that AVX actually underpaid for tantalum products in the period 2003 through 2005. On December 31, 2007, the court issued an order allowing AVX’s motion for partial summary judgment on one significant legal issue involving interpretation of the Supply Agreement, but denied AVX’s motion and Cabot’s cross-motion in all other respects, including AVX’s motion to dismiss Cabot’s affirmative defenses that would negate AVX’s claims. Prior to July 2008, AVX had indicated that it believed it is owed additional MFC benefits of approximately $24 million, which Cabot disputes. In July 2008, AVX attempted to assert new legal theories that increased its damage claim for additional MFC benefits to approximately $96 million. Cabot subsequently filed a motion to strike AVX’s revised claim for MFC benefits and in November 2008, the court granted Cabot’s motion and denied AVX’s additional damage claim for MFC benefits of $72 million. AVX subsequently filed a motion requesting the court to reconsider or clarify this ruling, which was denied in its entirety. Despite this ruling, AVX has most recently filed a new damage report seeking damages in excess of $24 million. Cabot filed a new motion to strike this report based on the court’s prior ruling, which was substantially allowed by the court, such that AVX’s damage claim is now limited to approximately $30 million, not including pre-judgment interest. In March 2009, the court established a trial date of October 16, 2009 for this matter.

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

June 30, 2009

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

G. Income Tax Uncertainties

As of June 30, 2009, the total amount of unrecognized tax benefits was $77 million. In addition, accruals of $5 million and $12 million have been recorded for penalties and interest, respectively, as of June 30, 2009. If the unrecognized tax benefits were recognized at a given point in time, there would be approximately a $66 million favorable impact on the Company’s tax provision.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the nine months ended June 30, 2009 is as follows:

(Dollars in millions)
Balance at September 30, 2008	$80
Additions based on tax positions related to the current year	4
Additions for tax positions of prior years	4
Reductions for tax positions of prior years	(11)

Balance at June 30, 2009	$77

The U.S. Internal Revenue Service (“IRS”) is currently auditing the tax years 2005 and 2006 and certain Cabot subsidiaries are under audit in jurisdictions outside of the U.S. In addition, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of one or more of these audits or the lapse of applicable statutes of limitations; however, an estimated range of the impact on the unrecognized tax benefits cannot be quantified at this time.

Cabot files U.S. federal and state, and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2005 through 2008 tax years generally remain subject to examination by the IRS and the 2003 through 2008 tax years remain subject to examination by most state tax authorities. In significant non-U.S. jurisdictions, the 2001 through 2008 tax years generally remain subject to examination by their respective tax authorities. Cabot’s significant non-U.S. jurisdictions include Argentina, Brazil, Canada, China, Germany, Japan, the Netherlands, and the United Kingdom.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

UNAUDITED

H. Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2009	2008	2009	2008
	(Dollars in millions, except per share amounts)
Basic EPS:
(Loss) income available to common shares (numerator)	$(12)	$27	$(66)	$74

Weighted average common shares outstanding	65	64	65	65
Less: contingently issuable shares(1)	(2)	(2)	(2)	(3)

Adjusted weighted average common shares (denominator)	63	62	63	62

Basic (loss) income per share	$(0.20)	$0.44	$(1.05)	$1.18

Diluted EPS:
(Loss) income available to common shares (numerator)	$(12)	$27	$(66)	$74

Adjusted weighted average common shares outstanding	63	62	63	62
Effect of dilutive securities:
Common shares issuable(2)(3)	—	2	—	2

Adjusted weighted average shares (denominator)	63	64	63	64

Diluted (loss) income per share	$(0.20)	$0.43	$(1.05)	$1.16

(1)	Represents outstanding unvested restricted stock issued under Cabot’s equity incentive plans.

(2)

Represents incremental shares for the (i) assumed exercise of stock options; (ii) assumed issuance of shares pursuant to the Company’s obligations to employees under its Supplemental Executive Retirement Plans; and (iii) outstanding unvested restricted stock issued under Cabot’s equity incentive plans, net of assumed share repurchases.

(3)

For the three and nine months ended June 30, 2009, 2,056,600 and 2,083,600 of the incremental shares, respectively, were excluded from the calculation of diluted earnings per share as those shares would have been anti-dilutive due to the Company’s net loss position. For the three and nine months ended June 30, 2008, options to purchase approximately 411,300 shares of common stock were not included in the calculation of diluted earnings per share because those options’ exercise prices were greater than the average market price of Cabot common stock during both periods.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

UNAUDITED

I. Restructuring

Cabot’s restructuring activities were recorded in the consolidated statements of operations as follows:

	Three months ended June 30		Nine months ended June 30
	2009	2008	2009	2008
	(Dollars in millions)
Cost of sales	$18	$4	$59	$1
Selling and administrative expenses	1	2	5	2
Research and technical expenses	—	—	2	—

Total	$19	$6	$66	$3

Details of these restructuring activities and the related reserves during the three months ended June 30, 2009 are as follows:

	Severance and Employee Benefits	Asset Impairments and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at March 31, 2009	$26	$—	$—	$26
Charges	1	17	1	19
Cost charged against assets	—	(17)	—	(17)
Cash paid	(10)	—	—	(10)
Foreign currency translation adjustment	1	—	—	1

Reserve at June 30, 2009	$18	$—	$1	$19

Details of these restructuring activities and the related reserves during the nine months ended June 30, 2009 are as follows:

	Severance and Employee Benefits	Asset Impairments and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at September 30, 2008	$2	$—	$1	$3
Charges	32	31	3	66
Cost charged against assets	—	(31)	—	(31)
Cash paid	(18)	—	(3)	(21)
Foreign currency translation adjustment	2	—	—	2

Reserve at June 30, 2009	$18	$—	$1	$19

As of June 30, 2009, the reserve balances are associated with the 2009 Global Restructuring Plan (which is described below) and are included in accrued expenses in the consolidated balance sheet. As of June 30, 2009, there were no reserves for other previously disclosed restructuring activities.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

UNAUDITED

2009 Global Restructuring

In accordance with the 2009 Global Restructuring Plan announced during the second quarter of fiscal 2009, Cabot has (i) closed its manufacturing operations located in Stanlow and Dukinfield, U.K. and suspended its tantalum mining operations in Lac du Bonnet, Manitoba; (ii) closed its regional office in Kuala Lumpur, Malaysia; (iii) mothballed or curtailed assets at its manufacturing operations in Merak, Indonesia; Sarnia, Ontario; and Tuscola, Illinois; (iv) implemented short worktime at its manufacturing operations in Rheinfelden, Germany; and (v) incurred workforce reductions across a variety of its other operations. During the remainder of calendar 2009, Cabot plans to close its manufacturing operations in Berre, France and its tantalum powder operations in Boyertown, Pennsylvania.

The Company expects this restructuring will result in a cumulative pre-tax charge to earnings of approximately $125 million, with approximately $80 million of this amount expected to be recorded during fiscal 2009. Estimates of the total amount the Company expects to incur for each major type of cost associated with the restructuring plan are: (i) severance and employee benefits of $65 million for approximately 400 employees, (ii) accelerated depreciation and impairment of facility assets of $40 million, (iii) demolition and site clearing costs of $15 million, and (iv) product requalification and other restructuring related costs of $5 million. The total after-tax charge is estimated to be approximately $105 million.

Net cash outlays related to these actions are expected to be $75 million, approximately $20 million of which is expected to be paid during fiscal 2009.

The segments impacted by this restructuring are presented in the table below.

	Core Segment		Performance Segment
Location	Rubber Blacks Business	Supermetals Business
Berre, France	X		X
Stanlow, U.K.	X		X
Dukinfield, U.K.			X
Boyertown, PA		X
Lac du Bonnet, Manitoba		X
Merak, Indonesia	X
Sarnia, Ontario	X		X
Rheinfelden, Germany			X
Tuscola, IL			X

Through June 30, 2009 Cabot has recorded $64 million of charges associated with this restructuring, comprised of $33 million for accelerated depreciation and asset impairments, $30 million for severance and employee benefits and $1 million for other post closing operation costs. Net cash outlays related to these actions were $14 million during the nine months ended June 30, 2009, primarily for severance and employee benefits.

Other Restructuring

In addition to the 2009 Global Restructuring Plan, for the nine months ended June 30, 2009, other restructuring activities included $4 million of costs associated with the closure of Cabot’s Waverly, West Virginia plant and the 2008 Global Restructuring Plan (“2008 Global Restructuring Plan”), partially offset by a $1 million benefit related to the previous closure of the Company’s facility in Zierbena, Spain and a $1 million benefit from the sale of assets previously written down.

Restructuring activity for the nine months ended June 30, 2008 includes the costs associated with the Waverly, West Virginia plant closure, global cost reduction initiatives, the 2008 Global Restructuring Plan, the closure of the Company’s Altona, Australia plant, and a $1 million write-down of the value of a former carbon black manufacturing facility in Hanau, Germany.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

UNAUDITED

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009. The derivatives presented in the table below are presented by derivative type, net of the legal right to offset derivative settlements by each counterparty:

	Level 1 Inputs	Level 2 Inputs	Total
	(Dollars in Millions)
Assets at fair value:
Equity securities(1)	$1	$—	$1
Derivatives relating to:
Interest rates(2)	—	3	3
Foreign currency(2)	—	1	1

Total assets at fair value	$1	$4	$5

Liabilities at fair value:
Derivatives relating to:
Foreign currency(2)	$—	$55	$55

Total liabilities at fair value	$—	$55	$55

(1)	The Company’s investments in equity securities are included in “Short-term marketable securities” and “Long-term marketable securities and cost investments” in the consolidated balance sheets.

(2)	The Company’s derivatives are included in “Other assets” and “Other liabilities” in the consolidated balance sheets.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

UNAUDITED

K. Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at June 30, 2009 are as follows:

	Carrying Amount	Fair Value
	(Dollars in millions)
Assets:
Cash and cash equivalents	$177	$177
Short-term marketable securities	1	1
Accounts and notes receivable	417	417
Derivative instruments	2	2
Liabilities:
Notes payable to banks	19	19
Accounts payable and accrued liabilities	316	316
Long-term debt—fixed rate	305	302
Long-term debt—floating rate	251	251
Derivative instruments	53	53

At June 30, 2009, the fair values of cash, cash equivalents, accounts receivables, accounts payable and notes payable to banks approximated carrying values because of the short-term nature of these instruments. The estimated fair values of short-term marketable securities are based on the market price at June 30, 2009. The estimated fair values of the derivative instruments are estimated based on the amount that Cabot would receive or pay to terminate the agreements at the respective quarter-end, or on quoted prices of similar contracts traded on active markets. The fair value of Cabot’s fixed rate long-term debt is estimated based on comparable quoted market prices at the end of each quarter. The carrying amounts of Cabot’s floating rate long-term debt approximates fair value.

L. Financial Instruments

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

By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot’s credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. The Company minimizes counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. As of June 30, 2009, the counterparties that the Company has executed derivatives with were rated between AA and A, inclusive, by Standard and Poor’s. Cabot’s exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed at June 30, 2009.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

UNAUDITED

Interest Rate Risk Management

Cabot’s objective is to maintain a certain range of fixed-to-floating interest rate mix on the Company’s debt portfolio. Cabot enters into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. The following table provides details of the derivatives held as of June 30, 2009 used to manage interest rate risk.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

UNAUDITED

In certain situations where the Company has forecasted purchases under a long-term commitment denominated in a foreign currency, Cabot may enter into appropriate financial instruments in accordance with the Company’s risk management policy to hedge future cash flow exposures. The following table provides details of the derivatives held as of June 30, 2009 used to manage foreign currency risk.

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

(a)

Cabot’s forward foreign exchange contracts are denominated primarily in the Japanese yen, British pound sterling, Euro, Canadian dollar and Australian dollar. The duration of these forwards is generally 30 days. The total net notional dollar value of these forward contracts at June 30, 2009 was $47 million.

Commodity Risk Management

Certain of Cabot’s carbon black plants in Europe are subject to mandatory greenhouse gas emission trading schemes. Cabot’s objective is to ensure compliance with the European Union (“EU”) Emission Trading Scheme, which is based upon a Cap-and-Trade system that establishes a maximum allowable emission credit for each ton of CO2 emitted. European Union Allowances (“EUAs”) originate from the individual EU state’s country allocation process and are issued by that country’s government. A company that has an excess of EUAs based on the CO2 emissions limits may sell EUAs in the Emission Trading Scheme and if they have a shortfall, a company can buy EUAs or Certified Emission Reduction (“CER”) units to comply.

In order to limit the variability in cost to Cabot’s European operations, the Company committed to current prices by entering into agreements which run from calendar years 2008 to 2012 to purchase CERs and to sell EUAs. The following table provides details of the derivatives held as of June 30, 2009 used to manage commodity risk.

	Notional Amount	Net Buyer/ Net Seller	FAS 133 Hedge Designation
CERs	EUR 6 million	Net Buyer	No designation

EUAs	EUR 5 million	Net Seller	No designation

The Company also has exposure to the prices of commodities in its procurement of certain raw materials. In order to manage the price volatility associated with forecasted inventory purchases, Cabot may enter into swap trades to buy such commodities. At June 30, 2009, the Company did not have any such open contracts outstanding.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

UNAUDITED

Cash Flow Hedge

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in other comprehensive income and reclassified to earnings in the same period or periods that the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period earnings. At June 30, 2009, open contracts hedge forecasted transactions until August 2010.

Net Investment Hedge

For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in other comprehensive income while changes in the ineffective portion are reported in earnings. The gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying item. At June 30, 2009 the Company had outstanding foreign currency denominated debt of $97 million designated as a nonderivative net foreign investment hedge. During the three and nine months ended June 30, 2009, the gain recorded in other comprehensive income was $1 million and $9 million, respectively.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

UNAUDITED

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

The following table provides the fair value and consolidated balance sheet presentations of derivative instruments by each derivative type, without regard to the legal right to offset derivative settlement by each counterparty:

	Consolidated Balance Sheet Caption	June 30, 2009
	(Dollars in millions)
Fair Value of Derivative Instruments
Asset Derivatives
Derivatives designated as hedges
Interest rate (1)	Other assets & Other liabilities	$3

Total derivatives designated as hedges		$3

Derivatives not designated as hedges
Foreign currency	Other assets	$1

Commodity contracts	Prepaid expenses and other current assets & Other assets	3

Total derivatives not designated as hedges		$4

Total Asset Derivatives		$7

Liability Derivatives
Derivatives designated as hedges
Interest rate	Other liabilities	$—
Foreign currency	Other liabilities	5

Total derivatives designated as hedges		$5

Derivatives not designated as hedges
Foreign currency	Other liabilities	$50
Commodity contracts (2)	Prepaid expenses and other current assets & Other assets	3

Total derivatives not designated as hedges		$53

Total Liability Derivatives		$58

(1)

Interest rate contracts of $2 million presented on a gross basis in this table have the legal right to offset against other types of contracts and, therefore, are presented on a net basis in noncurrent “Other liabilities” in the consolidated balance sheet.

(2)

Commodity contracts in an asset and liability position presented on a gross basis in this table have the legal right of offset and, therefore, are presented on a net basis in current “Other assets” and noncurrent “Other assets” in the consolidated balance sheet.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

UNAUDITED

The following table provides detail on the impact of the derivative instruments on the consolidated statement of operations for the three months ended June 30, 2009:

	Change in Unrealized Gain (Loss) in Accumulated Other Comprehensive Income (Loss) (“AOCI”) (1) (2)	Consolidated Statement of Operations Caption	Gain / (Loss) Reclassified from AOCI to earnings (3)	Additional Gain / (Loss) Recognized in earnings (3) (4)
	(Dollars in millions)
Derivatives designated as hedges:
Fair value:
Interest rates	$—	Interest expense	$—	$(2)
Cash flow:
Interest rates	—	Interest expense	—	—
Foreign currency	—	Cost of sales	—	—
Commodities	—	Cost of sales	—	—
Net foreign investment:
Foreign currency	—	N/A	—	—

Total derivatives designated as hedges	$—		$—	$(2)

Derivatives not designated as hedges:
Foreign currency	—	Other expense	—	(14)
Commodities	—	Cost of sales	—	—

Total derivatives not designated as hedges	$—		$—	$(14)

Total Derivatives	$—		$—	$(16)

(1)	Net unrealized gains/losses from interest rate hedges are included in “Change in unrealized gain on derivative instruments” in the consolidated statement of changes in stockholders equity.

(2)	Net unrealized gains/losses from foreign currency hedges (net of tax) are included in “Foreign currency translation adjustment” in the consolidated statement of changes in stockholders’ equity.

(3)	Pre-tax amounts.

(4)	Includes immaterial amounts of hedge ineffectiveness.

See Note J “Fair Value Measurements” for classification of derivatives by input level as required by FAS 157.

The net after-tax amounts to be reclassified from accumulated other comprehensive income to earnings within the next 12 months are expected to be immaterial.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

UNAUDITED

M. Stock-Based Compensation

The Company has historically provided loans to employees, other than executive officers, to purchase restricted stock under its 2006 Long-Term Incentive Plan (the “2006 Plan”). These loans, secured by the purchased shares, are full recourse and have a term of approximately three years. The loans have accrued interest at market rates.

During the third quarter of fiscal 2009, the Company extended the maturity date of the loans associated with the 2006 grant by thirty-six months to August 2012. After evaluating the current facts and circumstances related to these loans, the Company determined that it was appropriate to apply option accounting to all unvested purchased restricted stock awards under the 2006 Plan that had accompanying loans. Total incremental stock-based compensation expense related to this change is $4 million, to be recorded over the remaining vesting period of the underlying grants. During the quarter, the incremental expense from this change was approximately $1 million. As of June 30, 2009, total unrecognized compensation cost related to non-vested restricted stock under the 2006 Plan was $21 million, to be recognized over a weighted-average period of 1.5 years.

The Company used the Black-Scholes option-pricing model to estimate the fair value of this change. The fair value was calculated using the following weighted-average assumptions:

	Grant Year
	2008	2007	2006
Expected stock price volatility	52%	62%	50%
Risk free interest rate	0.5%	0.6%	0.7%
Expected life of options (years)	2.33	1.33	2.9
Expected annual dividends per share	—	—	—
Loan interest rate	4.8%	6.8%	5.4%

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

UNAUDITED

N. Financial Information by Segment

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

	Core Segment		Performance Segment	New Business Segment	Specialty Fluids Segment	Segment Total	Unallocated and Other (1)	Consolidated Total
	Rubber Blacks Business	Supermetals Business
	(Dollars in millions)
Three months ended June 30, 2009
Net sales and other operating revenues(2)	$272	$38	$149	$14	$19	$492	$19	$511
Income (loss) before taxes(3)	$11	$3	$10	$(4)	$9	$29	$(31)	$(2)
Three months ended June 30, 2008
Net sales and other operating revenues(2)	$499	$38	$247	$14	$17	$815	$25	$840
Income (loss) before taxes(3)	$43	$(2)	$32	$(9)	$5	$69	$(30)	$39
Nine months ended June 30, 2009
Net sales and other operating revenues(2)	$943	$106	$438	$48	$45	$1,580	$53	$1,633
Income (loss) before taxes(3)	$18	$(1)	$12	$(8)	$17	$38	$(130)	$(92)
Nine months ended June 30, 2008
Net sales and other operating revenues(2)	$1,364	$147	$695	$37	$49	$2,292	$45	$2,337
Income (loss) before taxes(3)	$87	$2	$95	$(30)	$18	$172	$(76)	$96

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

UNAUDITED

(3)	Income (loss) before taxes for Unallocated and Other includes:

	Three Months Ended June 30		Nine Months Ended June 30
	2009	2008	2009	2008
	(Dollars in millions)
Interest expense	$(6)	$(9)	$(23)	$(28)
Certain items(a)	(19)	(8)	(67)	(10)
Equity in net income of affiliated companies(b)	—	(2)	(2)	(6)
Unallocated corporate costs(c)	(7)	(8)	(22)	(25)
Other income (expense), net and foreign currency transaction losses(d)	1	(3)	(16)	(7)

Total	$(31)	$(30)	$(130)	$(76)

(a)

Certain items consist of amounts that are not included in segment profit before taxes (“PBT”). Certain items for the three months ended June 30, 2009 relate entirely to the 2009 Global Restructuring Plan discussed in Note I. Certain items for the first nine months of fiscal 2009 include charges of $64 million for the 2009 Global Restructuring Plan, $1 million for the write-down of impaired investments, and $2 million, net, relating to the other restructuring plans discussed in Note I. Certain items for the three months ended June 30, 2008 include $6 million for restructuring initiatives and $2 million for environmental reserves and legal settlements. Certain items for the first nine months of fiscal 2008 include a gain of $18 million from the sale of the land in Altona, Australia, offset by charges of $21 million for restructuring initiatives, $4 million for CEO transition costs and $3 million for environmental reserves and legal settlements.

(b)	Equity in net income of affiliated companies is included in segment PBT and is removed from Unallocated and Other to reconcile to income (loss) from operations before taxes.

(c)

During the first quarter of fiscal 2009, management changed the allocation method of its corporate costs to its segments. The Company has recast prior periods to conform to the new allocation method. Under this new method, costs that are not controlled by the segments and which primarily benefit corporate interests are not allocated to the segments.

(d)

Other income (expense), net and foreign currency transaction losses consists of investment income that is not included in segment PBT and foreign currency transaction losses net of other foreign currency risk management activities.

The Performance Segment is comprised of the Performance Products and Fumed Metal Oxides Businesses. The net sales from each of these businesses for the three and nine months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30		Nine months ended June 30
	2009	2008	2009	2008
	(Dollars in millions)
Performance Products Business	$98	$175	$293	$481
Fumed Metal Oxides Business	51	72	145	214

Total Performance Segment Sales	$149	$247	$438	$695

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

UNAUDITED

The New Business Segment is comprised of the Inkjet Colorants and the Aerogel Businesses and the business development activities of Cabot Superior MicroPowders (“CSMP”). The net sales from each of these businesses for the three and nine months ended June 30, 2009 and 2008 are as follows:

	Three months ended		Nine months ended
	June 30		June 30
	2009	2008	2009	2008
	(Dollars in millions)
Inkjet Colorants Business	$10	$11	$32	$30
Aerogel Business	2	2	11	5
Superior MicroPowders	2	1	5	2

Total New Business Segment Sales	$14	$14	$48	$37

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if 1) the estimate is complex in nature or requires a high degree of judgment and 2) different estimates and assumptions were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our policies and estimates. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates that we believe are critical to the preparation of the Consolidated Financial Statements as of June 30, 2009 are presented below. We have other critical accounting policies that are discussed under the “Critical Accounting Policies” heading in management’s discussion and analysis in our Fiscal 2008 Annual Report on Form 10-K (“2008 10-K”).

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

	Three months ended June 30		Nine months ended June 30
	2009	2008	2009	2008
Core Segment
Rubber Blacks Business	55%	61%	60%	60%
Supermetals Business	8%	5%	6%	6%
Performance Segment	30%	30%	28%	30%
New Business Segment	3%	2%	3%	2%
Specialty Fluids Segment	4%	2%	3%	2%

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

Revenues from the Supermetals Business also are generally recognized when the product is shipped and title and risk of loss have passed to the customer.

The majority of the revenue in the Specialty Fluids Segment arises from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned.

Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price. The costs related to shipping and handling are included in cost of sales.

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

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $115 million and $140 million higher as of June 30, 2009 and September 30, 2008, respectively. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales. If, however, we were using a FIFO method, our purchases from earlier periods, which were at lower prices, would instead be the first charged to cost of sales.

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

In accordance with our risk management strategy, we may enter into certain derivative instruments that may not be designated as hedges for accounting purposes. Although these derivatives are not designated as hedges, we believe that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. We record in earnings the gains or losses from changes in the fair value of derivative instruments that are not designated as hedges.

We carry a variety of different cash and cash equivalents on our consolidated balance sheets. We continually assess the liquidity of cash and cash equivalents and as of June 30, 2009, we have determined that they are readily convertible to cash.

Assets and liabilities measured at fair value are classified in the fair value hierarchy based on the inputs used for valuation. Assets that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued based on quoted prices for similar assets or liabilities in active markets, or standard pricing models using observable inputs are classified as Level 2. As of June 30, 2009, we have no assets or liabilities that are valued using unobservable inputs and, therefore, no assets or liabilities that are classified as Level 3. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to our total equity, as of June 30, 2009.

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

Income Taxes

Our business operations are global in nature, and we are subject to taxes in numerous jurisdictions. Tax laws and tax rates vary substantially in these jurisdictions and are subject to change based on the political and economic climate in those countries. We file our tax returns in accordance with our interpretations of each jurisdiction’s tax laws.

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

We record our tax (benefit)/provision on an interim basis using an estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period. Losses from jurisdictions for which no benefit can be recognized and the income tax effects of unusual and infrequent items are excluded from the estimated annual effective tax rate and are recognized in the impacted interim period as discrete items. Valuation allowances are provided against the future tax benefits that arise from the losses in jurisdictions for which no benefit can be recognized. The estimated annual effective tax rate may be significantly impacted by nondeductible expenses and our projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period that such estimates are revised.

Additionally, we have established valuation allowances against a variety of deferred tax assets, including net operating loss carry-forwards, foreign tax credits, and other income tax credits. Valuation allowances take into consideration our ability to use these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. Our ability to utilize these deferred tax assets is dependent on achieving our forecast of future taxable operating income over an extended period of time. We review our forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our net deferred tax assets. An increase in a valuation allowance would result in additional income tax expense and lower stockholders’ equity, and could have a significant impact on our earnings in future periods. The release of valuation allowances in periods when these tax attributes become realizable would reduce our effective tax rate.

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

II. Results of Operations

The following discussion of results includes information on our reportable segment sales and segment (or business) operating profit (loss) before tax (“PBT”). Segment PBT is a non-GAAP financial measure and is not intended to replace income (loss) from operations before taxes, the most directly comparable GAAP financial measure. In calculating segment PBT we exclude certain items, meaning items that are significant and unusual or infrequent, as these amounts are not believed to reflect the true underlying business performance. In addition, in calculating segment PBT we include equity in net income of affiliated companies, royalties paid by equity affiliates and minority interest but exclude interest expense, foreign currency transaction gains and losses, interest income, dividend income and unallocated corporate costs. Our Chief Operating Decision-Maker uses segment PBT to evaluate changes in the operating results of each segment and to allocate resources to the segments. We believe that this non-GAAP measure also assists our investors in evaluating the changes in our results and performance. A reconciliation of segment PBT to income (loss) from operations is set forth below.

When discussing our business activities we use several terms. The term “operating expenses” means fixed costs, including both fixed manufacturing costs, which includes utilities, and selling, technical and administrative expenses. The term “product mix” refers to the various types and grades, or mix, of products sold in a particular Business or Segment during the period, and the positive or negative impact of that mix on the revenue or profitability of the Business or Segment. The term “LIFO” includes two factors: (i) the impact of current inventory costs being recognized immediately in cost of goods sold (“COGS”) under a last-in first-out method, compared to the older costs that would have been included in COGS under a first-in first-out method (“COGS impact”); and (ii) the impact of reductions in inventory quantities, causing historical inventory costs to flow through COGS (“liquidation impact”). The LIFO impact on PBT in the third quarter of fiscal 2009 is comprised of an unfavorable $6 million of “COGS impact”, partially offset by a $1 million benefit from “liquidation impact”. In the first nine months of fiscal 2009, the LIFO impact on PBT is comprised of $20 million of favorable “COGS impact” and $5 million of favorable “liquidation impact”. The term “contract lag” refers to the time lag of the price adjustments in certain of our rubber blacks supply contracts to account for changes in feedstock costs and, in some cases, changes in other relevant costs.

Overview

In the third quarter of fiscal 2009, our operating results decreased compared to the third quarter of fiscal 2008. The decline was caused by weaker demand in the tire, automotive, construction and electronics markets due to the global economic slowdown and an unfavorable $10 million impact from compressed unit margins in our carbon black businesses as prices declined from lower commodity costs while weaker demand resulted in older, higher cost inventories being reflected in our results. Partially offsetting these factors was the benefit of lower operating expenses from restructuring and cost saving actions we implemented during fiscal

2009 and a reduced impact from contract lag and LIFO, which unfavorably affected our carbon black businesses by $8 million in the third quarter of fiscal 2009 as compared to an unfavorable $18 million in the same period of fiscal 2008. We ended the third quarter of fiscal 2009 with a cash balance of $177 million after reducing our gross debt by $46 million. An additional $197 million of unused credit remains available under our committed facilities. From a Segment perspective:

•

Profitability in the Rubber Blacks Business decreased in the third quarter of fiscal 2009 relative to the same period of fiscal 2008 due to lower volumes from weaker global demand in the tire and automotive markets and lower unit margins from older, high cost inventories. This decline was partially offset by a reduced impact from contract lag and LIFO and lower operating expenses.

•

In the Supermetals Business, profitability in the third quarter of fiscal 2009 increased when compared to the third quarter of fiscal 2008. Higher product prices more than offset lower volumes from weaker demand in the electronics market.

•

Profitability in the Performance Segment decreased in the third quarter of fiscal 2009 when compared to the third quarter of fiscal 2008 largely from lower volumes due to weaker demand in the automotive, construction and electronics markets. This was partially offset by lower operating expenses.

•

When compared to the third quarter of fiscal 2008, profitability in the Specialty Fluids Segment increased in the third quarter of fiscal 2009 principally due to higher prices and lower operating expenses from cost saving actions.

•

Revenue in the New Business Segment was flat in the third quarter of fiscal 2009 relative to the same period of fiscal 2008 while cash flow improved, principally from a favorable product mix and lower costs.

In the first nine months of fiscal 2009, operating results were unfavorably affected by lower volumes from weak demand in the tire, automotive, construction and electronics markets due to the global economic slowdown. Older, high cost inventories unfavorably affected operating results by $52 million in the first nine months of fiscal 2009. Partially offsetting these factors was a $52 million contract lag and LIFO benefit in the first nine months of fiscal 2009 from lower feedstock costs. This is compared to an unfavorable $55 million impact in the first nine months of fiscal 2008 as carbon black feedstock costs rose rapidly during that period.

We experienced an improvement in operating results from the second quarter to the third quarter of fiscal 2009. The improvement was driven by a trend of increasing volumes in all of our key businesses, principally in emerging markets, and the reduced impact of older higher cost inventories on our results in the third quarter relative to the second quarter of fiscal 2009.

Third Quarter and First Nine Months Fiscal 2009 versus Third Quarter and First Nine Months Fiscal 2008—Consolidated

Net Sales and Gross Profit

	Three months ended June 30		Nine months ended June 30
	2009	2008	2009	2008
	(Dollars in millions)
Net sales and other operating revenues	511	840	1,633	2,337
Gross profit	68	137	155	371

The $329 million decrease in net sales from the third quarter of fiscal 2008 to the third quarter of fiscal 2009 was due primarily to lower volumes ($198 million) from weaker demand in the tire, automotive and construction markets, lower selling prices ($93 million), principally related to lower raw material costs in the carbon black businesses, and the unfavorable effect of foreign currency translation ($32 million). For the first nine months of fiscal 2009, the $704 million decrease in net sales when compared to the first nine months of fiscal 2008 was due primarily to lower volumes ($706 million) from weaker demand in our key end markets and the unfavorable effect of foreign currency translation ($66 million). These factors were partially offset by higher selling prices ($39 million).

Gross profit decreased by $69 million in the third quarter of fiscal 2009, when compared to the third quarter of fiscal 2008, due principally to lower volumes from weaker demand in the tire, automotive, construction and electronics markets and the impact of older, high cost inventories. During the third quarter of fiscal 2009 we recorded charges of $18 million, pre-tax, associated with our restructuring activities that reduced gross profit, compared to $4 million, pre-tax, of restructuring related charges that were recorded in the same period of fiscal 2008. These factors were partially offset by lower operating expenses from restructuring and cost saving actions. For the first nine months of fiscal 2009, the $216 million decrease in gross profit when compared to the first nine months of fiscal 2008 was principally due to lower global volumes from weaker demand in our end markets. During the first nine months of fiscal 2009 we recorded restructuring related charges of $59 million, pre-tax, compared to $1 million, pre-tax, in the same period of fiscal 2008. These factors were partially offset by contract lag and LIFO benefits from lower carbon black raw material costs, lower operating expenses from cost saving actions and improvement in the performance of our New Business Segment.

Selling and Administrative Expenses

	Three months ended		Nine months ended
	June 30		June 30
	2009	2008	2009	2008
	(Dollars in millions)
Selling and administrative expenses	50	67	160	190

Selling and administrative expenses decreased by $17 million and $30 million in the third quarter and first nine months of fiscal 2009, respectively, when compared to the same periods in fiscal 2008. The decrease in both periods is principally due to restructuring and cost saving actions implemented in fiscal 2009, including charges related to the restructuring activities. In the third quarter and first nine months of fiscal 2009, we recorded $1 million and $6 million, pre-tax, of such charges. This is compared to $4 million, pre-tax, of charges principally related to restructuring activities and environmental reserves and legal settlements recorded in the third quarter of fiscal 2008 and $9 million, pre-tax, of charges related to restructuring activities, CEO transition costs and environmental reserves and legal settlements recorded in the first nine months of fiscal 2008.

Research and Technical Expenses

	Three months ended		Nine months ended
	June 30		June 30
	2009	2008	2009	2008
	(Dollars in millions)
Research and technical expenses	16	20	53	55

Research and technical expenses decreased by $4 million in the third quarter of fiscal 2009 when compared to the third quarter of fiscal 2008 due to cost saving actions. In the first nine months of fiscal 2009, research and technical expenses decreased by $2 million when compared to the first nine months of fiscal 2008, principally associated with cost saving actions.

Interest Expense

	Three months ended		Nine months ended
	June 30		June 30
	2009	2008	2009	2008
	(Dollars in millions)
Interest expense	(6)	(9)	(23)	(28)

Interest expense decreased by $3 million and $5 million in the third quarter and first nine months of fiscal 2009, respectively, when compared to the same periods of fiscal 2008. The decreases in both periods were due principally to lower levels of borrowing.

Other Income (Expense)

	Three months ended		Nine months ended
	June 30		June 30
	2009	2008	2009	2008
	(Dollars in millions)
Other income (expense)	2	(2)	(13)	(5)

The $4 million improvement in other income (expense) in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 was due principally to lower losses on foreign currency transactions. For the first nine months of fiscal 2009, other expense increased by $8 million when compared to the first nine months of fiscal 2008. The increase is primarily attributable to losses on foreign currency transactions, including an intercompany loan in Brazil denominated in U.S. dollars and charges related to the repatriation of a portion of our Bolivars held in Venezuela.

Effective Tax Rate

During the third quarter of fiscal 2009, we recorded a tax provision of $7 million. This amount included net tax benefits of $2 million from tax return to provision adjustments in the U.S. and China and $1 million from audit settlements. The tax provision also included charges of $2 million from a cumulative rate adjustment and $9 million primarily attributable to the timing of losses in certain locations. There remains a $6 million net tax benefit related to the timing of losses, previously recorded during fiscal 2009, that will reverse in the fourth quarter of fiscal 2009. In the third quarter of fiscal 2008 we recorded an $8 million tax provision. This amount included benefits of $1 million from a cumulative rate adjustment and $1 million from audit settlements.

The Company is currently under audit by the IRS for tax years 2005 and 2006 and is under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2009, which may impact our effective tax rate going forward.

Minority Interest in Net Loss (Income), net of tax

	Three months ended		Nine months ended
	June 30		June 30
	2009	2008	2009	2008
	(Dollars in millions)
Minority interest in net loss (income), net of tax	(3)	(6)	1	(15)

Minority interest in net loss (income), net of tax is the means by which the minority shareholders’ portion of the income or loss in our consolidated joint ventures is removed from our consolidated statement of operations. In the first nine months of fiscal 2009, in total, these joint ventures experienced losses, primarily driven by lower volumes and compressed unit margins. This, in turn, led to the minority shareholders in these ventures absorbing a portion of these losses, resulting in a benefit to our consolidated statement of operations. In the third quarter of both fiscal 2009 and fiscal 2008 and during the first nine months of fiscal 2008, our consolidated joint ventures were profitable in total. Accordingly, our joint venture partners shared in these profits, and we removed their portion of this income from our consolidated results through minority interest in net loss (income).

Net (Loss) Income

We reported a net loss for the third quarter of fiscal 2009 of $12 million (a loss of $0.20 per diluted common share after-tax) compared to net income of $27 million ($0.43 per diluted common share after-tax) in the same period of fiscal 2008. For the first nine months of fiscal 2009, we reported a net loss of $66 million (a loss of $1.05 per diluted common share) compared to net income of $74 million ($1.16 per diluted common share) for the first nine months of fiscal 2008.

Third Quarter and First Nine Months Fiscal 2009 versus Third Quarter and First Nine Months Fiscal 2008—By Business Segment

Total segment PBT, certain items, other unallocated items (which includes unallocated corporate costs), and income (loss) from operations before income taxes for the three and nine months ended June 30, 2009 and 2008 are set forth in the table below.

	Three months ended		Nine months ended
	June 30		June 30
	2009	2008	2009	2008
	(Dollars in millions)
Total segment PBT	$29	$69	$38	$172
Certain items	(19)	(8)	(67)	(10)
Other unallocated items	(12)	(22)	(63)	(66)

(Loss) income from operations before income taxes	$(2)	$39	$(92)	$96

Total segment PBT decreased by $40 million in the third quarter of fiscal 2009 when compared to the same period of fiscal 2008. The decrease was driven principally by lower volumes ($74 million) from weaker demand in the tire, automotive, construction and electronics markets, partially offset by lower operating expenses resulting from our restructuring actions and additional cost saving measures ($20 million) and the positive impact of foreign currency translation ($12 million). In the first nine months of fiscal 2009, total segment PBT decreased by $134 million when compared to the first nine months of fiscal 2008. The decrease was principally due to lower volumes from weaker global demand in our end markets ($255 million) and the unfavorable impact of older, high cost inventories ($52 million). These factors were partially offset by contract lag and LIFO benefits from lower carbon black raw material costs ($107 million) as the impact in the first nine months of fiscal 2008 was an unfavorable $55 million while in the same period of fiscal 2009 we experienced a $52 million benefit. Additionally, lower operating expenses ($38 million) and the positive impact of foreign currency translation ($24 million) benefited results in the first nine months of fiscal 2009 when compared to the first nine months of fiscal 2008.

Certain Items:

Details of the certain items for the third quarter and first nine months of fiscal 2009 and 2008 are as follows:

	Three months ended		Nine months ended
	June 30		June 30
	2009	2008	2009	2008
	(Dollars in millions)
Environmental reserves and legal settlements	$—	$(2)	$—	$(3)
CEO Transition Costs	—	—	—	(4)
Write-down of impaired investments	—	—	(1)	—
Restructuring initiatives:
Fiscal 2009 Global	(19)	—	(64)	—
Fiscal 2008 Global	—	(5)	(1)	(5)
Altona, Australia	—	—	—	18
North America	—	(1)	(2)	(14)
Europe	—	—	1	(2)

Total certain items, pre-tax	$(19)	$(8)	$(67)	$(10)

In the third quarter and first nine months of fiscal 2009, $19 million and $67 million, respectively, pre-tax, of charges principally related to restructuring initiatives were recorded as certain items. In the same periods of fiscal 2008, $8 million and $10 million, respectively, pre-tax, of charges from restructuring activities, CEO transition costs and environmental and legal settlements were recorded as certain items.

Other Unallocated Items:

	Three months ended		Nine months ended
	June 30		June 30
	2009	2008	2009	2008
	(Dollars in millions)
Interest expense	$(6)	$(9)	$(23)	$(28)
Equity in net income of affiliated companies	—	(2)	(2)	(6)
Unallocated corporate costs	(7)	(8)	(22)	(25)
Other expense, net and foreign currency transaction losses	1	(3)	(16)	(7)

Total	$(12)	$(22)	$(63)	$(66)

Core Segment

Sales and PBT for the Rubber Blacks and Supermetals Businesses, which together comprise the Core Segment, for the third quarter and first nine months of fiscal 2009 and 2008 are as follows:

	Three months ended		Nine months ended
	June 30		June 30
	2009	2008	2009	2008
	(Dollars in millions)
Rubber Blacks Business Sales	$272	$499	$943	$1,364
Supermetals Business Sales	38	38	106	147

Segment Sales	$310	$537	$1,049	$1,511
Rubber Blacks Business PBT	$11	$43	$18	$87
Supermetals Business PBT	3	(2)	(1)	2

Segment PBT	$14	$41	$17	$89

Rubber Blacks Business

Sales in the Rubber Blacks Business decreased by $227 million in the third quarter of fiscal 2009 when compared to the same period of fiscal 2008. The results were driven by lower volumes ($118 million) from weaker demand in the tire and automotive markets, lower pricing ($89 million) driven by lower feedstock costs and the unfavorable impact of foreign currency translation ($20 million) principally from the Brazilian Real and the Euro. For the first nine months of fiscal 2009 sales decreased by $421 million when compared to the first nine months of fiscal 2008 principally due to lower volumes ($366 million), unfavorable foreign currency translation ($43 million), principally from the Brazilian Real and the Euro, and an unfavorable product mix ($20 million).

Rubber Blacks PBT decreased by $32 million and $69 million in the third quarter and first nine months of fiscal 2009, respectively, when compared to the same periods of fiscal 2008. In the third quarter of fiscal 2009, volumes were 24% lower than the third quarter of fiscal 2008 due to weaker global demand in the tire and automotive markets, unfavorably affecting results by $34 million. Additionally, the Business was unfavorably affected by $5 million from older, high cost inventories. These factors were partially offset by lower operating expenses ($7 million). For the first nine months of fiscal 2009, Business PBT was unfavorably affected by lower volumes from weaker global tire and automotive demand ($105 million) and older, high cost inventories ($36 million). Volumes in the first nine months of fiscal 2009 were 27% below the same period of fiscal 2008. These factors more than offset contract lag and LIFO benefits ($28 million), relative to an unfavorable impact in the same period of fiscal 2008 ($30 million) and the benefit of lower operating expenses ($14 million).

Historically, our rubber blacks supply contracts have provided for a price adjustment on the first day of each quarter to account for changes in feedstock costs and, in some cases, changes in other relevant costs. These feedstock adjustments have been based upon the average of a relevant index over a three-month period. Because of the need to communicate these adjustments to our customers in a timely manner, the contracts typically provided for the adjustments to be calculated in the month preceding the quarter. Accordingly, the calculation has been typically based upon the average of the three months preceding the month in which the calculation is made. In periods of rapidly fluctuating feedstock costs this time lag can have a significant impact on the results of the Rubber Blacks Business. For contracts using this methodology, the contract price adjustment applicable to sales made in the quarter ended June 30, 2009 was calculated using the relevant index average during the months of December, January and February while actual raw material costs were from February, March and April. We have been reducing this time delay in our contracts and, while approximately 50% of the total volume of our Rubber Blacks Business continues to be sold under contract, only half of these contracted volumes are now sold under agreements containing a four month lag in the time when prices are adjusted for feedstock costs, while the remainder are calculated on a monthly basis. For the third quarter and first nine months of fiscal 2009, the contract lag impact was an unfavorable $3 million and a benefit of $28 million, respectively. This is compared to unfavorable impacts of $4 million and $30 million in the third quarter and first nine months of fiscal 2008, respectively. The LIFO impacts in the third quarter and first nine months of fiscal 2009 were an unfavorable $2 million and a benefit of $11 million, respectively. This is compared to an unfavorable $6 million and $10 million in the third quarter and first nine months of fiscal 2008, respectively.

During the third quarter of fiscal 2009, we completed the expansion of our carbon black facility in Tianjin, China, increasing our capacity at that facility by 150,000 metric tons. We expect to operate this capacity beginning in the fourth quarter of fiscal 2009.

Supermetals Business

Sales in the Supermetals Business were flat in the third quarter of fiscal 2009 when compared to the third quarter of fiscal 2008 as lower volumes ($7 million) from weaker demand in the electronics market were offset by higher prices ($7 million). For the first nine months of fiscal 2009, sales decreased by $41 million as lower volumes ($65 million) from weaker electronics demand more than offset higher prices and a favorable product mix ($19 million) and the benefit of foreign currency translation ($4 million).

PBT in the Supermetals Business in the third quarter of fiscal 2009 increased by $5 million when compared to the third quarter of fiscal 2008. The increase was due principally to higher prices ($7 million), partially offset by lower volumes from weaker demand in the electronics industry ($1 million). For the first nine months of fiscal 2009, PBT decreased by $3 million when compared to the same period of fiscal 2008. The decrease was driven principally by lower volumes from weaker demand in the electronics industry ($23 million), partially offset by higher prices ($18 million) and lower operating expenses ($3 million). During the third quarter of fiscal 2009, the Supermetals Business generated $6 million in cash, on a constant currency basis, principally from improving operating results. In the first nine months of fiscal 2009, the Business generated $26 million in cash, principally from a reduction in working capital.

Performance Segment

Sales and PBT for the Performance Segment for the third quarter and first nine months of fiscal 2009 and 2008 are as follows:

	Three months ended		Nine months ended
	June 30		June 30
	2009	2008	2009	2008
	(Dollars in millions)
Performance Products Business Sales	$98	$175	$293	$481
Fumed Metal Oxides Business Sales	51	72	145	214

Segment Sales	$149	$247	$438	$695

Segment PBT	$10	$32	$12	$95

Sales in the Performance Segment decreased by $98 million in the third quarter of fiscal 2009 when compared to the third quarter of fiscal 2008. The decrease was driven principally by lower volumes ($71 million) from weaker global demand in the automotive, construction and electronics markets, the unfavorable impact of foreign currency translation ($13 million) and lower prices ($13 million) driven by lower raw material costs. For the first nine months of fiscal 2009, the $257 million decrease in sales when compared to the same period of fiscal 2008 was due principally to lower volumes ($268 million) from weaker demand in our key end markets and the unfavorable impact of foreign currency translation ($28 million), partially offset by higher pricing ($35 million).

PBT in the Performance Segment in the third quarter of fiscal 2009 decreased by $22 million when compared to the third quarter of fiscal 2008. Volumes in the Performance Products and Fumed Metal Oxides Businesses decreased by 29% and 26%, respectively, in the third quarter of fiscal 2009 when compared to the same period of fiscal 2008. These lower volumes from weaker global demand in the automotive, construction and electronics markets unfavorably affected PBT by $37 million. Additionally, older, high cost inventories unfavorably affected PBT by $5 million. Partially offsetting these factors were lower operating expenses ($6 million) and the favorable effect of foreign currency translation ($5 million). In the third quarter of fiscal 2009, LIFO had an unfavorable impact of $3 million as compared to an unfavorable $8 million impact in the same period of fiscal 2008. This difference benefited results by $5 million in the third quarter of fiscal 2009 when compared to the third quarter of fiscal 2008. For the first nine months of fiscal 2009, PBT decreased by $83 million. The decrease was driven principally by lower volumes from weaker demand in our key end markets ($120 million). For the first nine months of fiscal 2009, volumes in the Performance Products and Fumed Metal Oxides Businesses decreased by 34% and 33%, respectively, when compared to the first nine months of fiscal 2008. Margins expanded by $22 million as the unfavorable impact of older, high cost inventories ($16 million) was more than offset by margin management and a $13 million LIFO benefit, compared to an unfavorable $15 million LIFO impact in the first nine months of fiscal 2008. Additionally, lower operating expenses ($8 million) and favorable foreign currency translation ($8 million) each benefited results during the period.

New Business Segment

Sales and PBT for the New Business Segment for the third quarter and first nine months of fiscal 2009 and 2008 are as follows:

	Three months ended		Nine months ended
	June 30		June 30
	2009	2008	2009	2008
	(Dollars in millions)
Inkjet Colorants Business Sales	$10	$11	$32	$30
Aerogel Business Sales	2	2	11	5
Superior MicroPowders Sales	2	1	5	2

Segment Sales	$14	$14	$48	$37

Segment PBT	$(4)	$(9)	$(8)	$(30)

Sales in the New Business Segment were flat in the third quarter of fiscal 2009 and increased by $11 million in the first nine months of fiscal 2009 when compared to the same periods of fiscal 2008. The loss in the New Business Segment for the third quarter of fiscal 2009 was $4 million, which is a $5 million improvement from the third quarter of fiscal 2008. For the first nine months of fiscal 2009, the improvement in performance was $22 million over the first nine months of fiscal 2008. Results for the third quarter of fiscal 2009 benefited from lower operating expenses while the improvement in the first nine months of fiscal 2009 was driven by a combination of increased sales and lower operating expenses, both from the improved discipline of our business development process, when compared to the same periods of fiscal 2008.

Specialty Fluids Segment

Sales and PBT for the Specialty Fluids Segment for the third quarter and first nine months of fiscal 2009 and 2008 are as follows:

	Three months ended		Nine months ended
	June 30		June 30
	2009	2008	2009	2008
	(Dollars in millions)
Segment Sales	$19	$17	$45	$49

Segment PBT	$9	$5	$17	$18

Sales in the Specialty Fluids Segment increased by $2 million in the third quarter of fiscal 2009 when compared to the third quarter of fiscal 2008. The improvement was driven principally by higher prices. During the first nine months of fiscal 2009, sales decreased by $4 million, when compared to the same period of fiscal 2008. The decrease was due principally to a slowdown in drilling activity in the North Sea that was not fully offset by equivalent jobs in other regions.

In the third quarter of fiscal 2009, PBT increased by $4 million when compared to the third quarter of fiscal 2008 due principally to higher prices and lower operating expenses. For the first nine months of fiscal 2009, PBT was $1 million lower than the first nine months of fiscal 2008 as lower drilling activity in the North Sea was not fully offset by favorable pricing, increased activity in regions outside of the North Sea and lower operating expenses.

III. Cash Flow and Liquidity

Overview

Our liquidity position improved during the third fiscal quarter and first nine months of fiscal 2009 primarily driven by lower receivables balances from lower sales volumes and decreasing carbon black feedstock costs, which resulted in reduced working capital requirements. At June 30, 2009, we had cash and cash equivalents of $177 million, and current availability under our revolving and other committed credit facilities of approximately $197 million. While the availability of our credit facilities is dependent upon the financial viability of our lenders, we have no reason to believe that such liquidity will be unavailable or decreased. Our revolving credit facility contains financial covenants relating to our debt to total capitalization ratio and the level of subsidiary debt. At June 30, 2009 we were in compliance with these covenants and expect to remain so. All available cash is on deposit with banking institutions or invested in money market funds that we continue to believe are financially sound.

We expect cash on hand, cash from operations and present financing arrangements, including our unused lines of credit, to be sufficient to meet our cash requirements for the foreseeable future. This includes our anticipated debt repayments, capital expenditures and cash restructuring costs to be made during the next twelve months. Our revolving credit facility is set to expire on August 3, 2010.

Cash Flows from Operating Activities

Cash generated by operating activities, which consists of net (loss) income adjusted for the various non-cash items included in earnings, changes in working capital and changes in certain other balance sheet accounts, totaled $317 million in the first nine months of fiscal 2009 compared to $44 million of cash generated from operating activities during the first nine months of fiscal 2008. The principal drivers of the cash generated from operations in the first nine months of fiscal 2009 were (i) a $230 million decrease in receivables due to lower pricing as a result of lower carbon black feedstock costs, lower sales volumes, and receivables collections, and (ii) a $183 million decrease in inventories due to reductions in inventory levels and declines in carbon black feedstock costs. These sources of cash were partially offset by the use of cash for accounts payable and accrued liabilities due to the timing of certain payments. In the first nine months of fiscal 2008 there was a $56 million and a $73 million increase in receivables and inventories, respectively, principally due to rising carbon black feedstock costs. These uses of cash were offset by stronger net income from operations in that period.

Restructurings

A significant portion of the restructuring charges we have or will incur are non-cash in nature. Specifically, of the anticipated $125 million charge for the 2009 Global Restructuring Plan, $75 million is expected to require a cash outlay. As of June 30, 2009, we had $19 million of total restructuring costs in accrued liabilities in the consolidated balance sheet related to the 2009 Global Restructuring Plan. During fiscal 2009, we have made cash payments of $21 million related to restructuring activities, of which $14 million related to the 2009 Global Restructuring Plan. We expect to make additional cash payments related to these restructuring activities of $6 million during the remainder of fiscal 2009 and $55 million in 2010 and thereafter.

Repatriation of Foreign Currency

Beginning in fiscal 2007, we began repatriating portions of our cash balance in Venezuela denominated in Bolivars. During the first nine months of fiscal 2009, we recognized a foreign exchange loss as a result of this repatriation. As of June 30, 2009, we had cash denominated in Bolivars of approximately $10 million in Venezuela, which has been translated at the official exchange rate. We continue to be concerned about the amount that we will be able to receive when we repatriate some or all of this cash as we have not received approval to exchange the Bolivars at the official rate. If we are unable to repatriate this cash at the official exchange rate or if the official exchange rate devalues, we may incur additional reductions to our earnings and translated cash balances would be reduced.

Environmental and Litigation

We have recorded a $6 million reserve on a discounted basis ($8 million on an undiscounted basis) as of June 30, 2009, for environmental remediation costs at various sites. These sites are primarily associated with businesses divested in prior years. Additionally, as of June 30, 2009, we have recorded a $13 million reserve on a discounted basis ($23 million on an undiscounted basis) for respirator claims. We anticipate that these expenditures will be made over a number of years, and will not be concentrated in any one year. We also have other litigation costs associated with lawsuits arising in the ordinary course of business including claims filed against us in connection with certain discontinued operations.

Cash Flows from Investing Activities

Cash flows from investing activities consumed $79 million of cash in the first nine months of fiscal 2009 compared to $103 million in the first nine months of fiscal 2008. During the first nine months of fiscal 2009, cash consumption included capital expenditures of $75 million comprised of residual spending to complete rubber blacks capacity expansion at an existing facility in China and energy centers at other rubber blacks facilities and an investment of $3 million in a joint venture located in China. In the first nine months of fiscal 2008, capital expenditures of $125 million were partially offset by the proceeds of $18 million received from the sale of the land on which our Altona, Australia carbon black plant was located.

Cash Flows from Financing Activities

Financing activities used $191 million of cash during the first nine months of fiscal 2009 and provided $3 million of cash during the same period of fiscal 2008. In the first nine months of fiscal 2009 financing cash flows were primarily driven by the net reduction in debt of $145 million and dividend payments of $35 million. During the first nine months of fiscal 2008, our financing cash flows reflected an increase in net borrowings of $81 million, partially offset by dividend payments of $35 million and aggregate payments of $35 million to purchase shares of our common stock.

Contractual Obligations

Purchase Commitments

We have entered into long-term purchase agreements primarily for the purchase of raw materials and natural gas. Under certain of these agreements the quantity of material being purchased is fixed, but the price we pay changes as market prices change. For these commitments, the table below is quantified on the basis of market prices at June 30, 2009.

	Payments Due by Fiscal Year
	Remainder of fiscal 2009	2010	2011	2012	2013	Thereafter	Total
	(Dollars in millions)
Core Segment
Rubber Blacks Business	$41	$183	$158	$140	$134	$903	$1,559
Supermetals Business	13	15	16	17	6	1	68
Performance Segment	17	26	19	18	18	141	239
Other	—	—	1	—	—	—	1

Total	$71	$224	$194	$175	$158	$1,045	$1,867

Off-balance sheet arrangements

Cabot has no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations concerning the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with our recent restructuring initiative; the amount and timing of charges and payments associated with restructurings and cost reduction initiatives we have previously undertaken; when we expect to begin using our recently completed rubber blacks manufacturing capacity to manufacture product; the amount and timing of payments associated with environmental remediation and respirator claims; the amount of previously recorded tax benefits we expect to reverse in the fourth quarter of fiscal 2009; the outcome of pending litigation; cash requirements and uses of available cash; our ability to remain in compliance with the financial covenants in our revolving credit facility; and our ability to meet cash requirements for the foreseeable future.

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

Information about market risks for the period ended June 30, 2009 does not differ materially from that discussed under Item 7A of our fiscal 2008 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.	Legal Proceedings

Respirator Liabilities

We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. As more fully described in our 2008 10-K, our respirator liabilities involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of June 30, 2009, there were approximately 53,000 claimants in pending cases asserting claims against AO in connection with respiratory products. We have a reserve to cover our expected share of liability for existing and future respirator liability claims. The book value of the reserve at June 30, 2009 is approximately $13 million on a discounted basis (or approximately $23 million on an undiscounted basis).

AVX

In September 2005, AVX Corporation (“AVX”) filed an action in the Superior Court of Massachusetts for Suffolk County, which, in November 2005, was moved to the Business Litigation Section of the Superior Court of Massachusetts. The action alleges that Cabot improperly administered the parties’ January 1, 2001 tantalum supply agreement (the “Supply Agreement”) for the years 2003 through 2005. In particular, AVX claims that we have not provided all of the price relief due to AVX under the “most favored customer” (“MFC”) provisions of the Supply Agreement. AVX seeks a judicial declaration of the rights of the parties to the Supply Agreement and an award of any sums not paid that should have been. We filed an answer and counterclaims against AVX asserting that AVX actually underpaid for tantalum products in the period 2003 through 2005. On December 31, 2007, the court issued an order allowing AVX’s motion for partial summary judgment on one significant legal issue involving interpretation of the Supply Agreement, but denied AVX’s motion and our cross-motion in all other respects, including AVX’s motion to dismiss Cabot’s affirmative defenses that would negate AVX’s claims. Prior to July 2008, AVX had indicated that it believed it is owed additional MFC benefits of approximately $24 million, which we dispute. In July 2008, AVX attempted to assert new legal theories that increased its damage claim for additional MFC benefits to approximately $96 million. We subsequently filed a motion to strike AVX’s revised claim for MFC benefits and in November 2008, the court granted our motion and denied AVX’s additional damage claim for MFC benefits of $72 million. AVX subsequently filed a motion requesting the court to reconsider or clarify this ruling, which was denied in its entirety. Despite this ruling, AVX has most recently filed a new damage report seeking damages in excess of $24 million. We filed a new motion to strike this report based on the court’s prior ruling, which was substantially allowed by the court, such that AVX’s damage claim is now limited to approximately $30 million, not including pre-judgment interest. A trial date of October 16, 2009 has been set for this matter.

We believe that we have valid defenses to all of AVX’s claims, including the one on which partial summary judgment was granted, and will continue to assert these defenses and our counterclaims vigorously. In addition, if necessary, we have the right to appeal the court’s order allowing AVX’s motion for partial summary judgment.

Carbon Black Antitrust Litigation

Cabot was one of several carbon black manufacturer defendants in federal and state class actions initially filed in 2003 alleging that the defendants violated federal and state antitrust laws in connection with the sale of carbon black. As of June 30, 2009, the only pending state action was in Florida, with all of the other federal and state class actions having been previously settled. In November 2008, the parties in the Florida action entered into a settlement agreement for less than $1 million in total, which received the required preliminary court approval. In February 2009, the court declined to grant final approval of the settlement and vacated the settlement on several grounds. The parties have since entered into a modified settlement, also for less than $1 million in total, which received preliminary court approval in July 2009. Final court approval of this modified settlement is pending. We deny any wrongdoing of any kind in these cases and strongly believe we have good defenses to the claims, but agreed to the settlements to avoid further expense, inconvenience, risk and the distraction of burdensome and protracted litigation.

Beryllium Claims

We are a party to several pending actions in connection with our discontinued beryllium operations in Reading, Pennsylvania. We entered the beryllium industry through an acquisition in 1978. We ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of our former beryllium business was sold to NGK Metals, Inc. (“NGK”) in 1986. As more fully described in the 2008 10-K, the actions are pending in several state and federal trial and appeal courts and involve claims for personal injury and medical monitoring relating to alleged contact with beryllium in various ways. During the third quarter of fiscal 2009, one of the personal injury claims pending against us in state trial court in Pennsylvania was settled, leaving one personal injury claim pending against us in that court as of June 30, 2009.

We believe we have valid defenses to all of the beryllium actions and will assert them vigorously in the various venues in which claims have been asserted. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of these matters.

Environmental Matters

In June 2009, Cabot received an information request from the United States Environmental Protection Agency (“EPA”) regarding Cabot’s carbon black manufacturing facility in Pampa, Texas. The information request relates to the Pampa facility’s compliance with certain regulatory and permitting requirements under the Clean Air Act, including the so-called New Source Review construction permitting requirements. EPA has indicated that this information request is part of an EPA national initiative focused on the carbon black manufacturing sector. Cabot is in the process of responding to EPA’s June 2009 information request.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding the Company’s purchases of its equity securities during the quarter ended June 30, 2009.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 – April 30, 2009	11,050	$10.94	—	4,311,557
May 1, 2009 – May 30, 2009	80,757	$15.86	—	4,311,557
June 1, 2009 – June 30, 2009	3,060	$15.32	435	4,311,122

Total	94,867		435

(1)	On May 11, 2007, we announced publicly that our Board of Directors authorized us to repurchase five million shares of our common stock in the open market or in privately negotiated transactions. On September 14, 2007, our Board of Directors increased the share repurchase authorization to 10 million shares (the “2007 Authorization”). The 2007 Authorization does not have a set expiration date.

In addition to the 2007 Authorization, the Board has authorized us to repurchase shares awarded to participants in the 2006, 2007 and 2008 Long-Term Incentive Programs at any date on or after such shares vest to satisfy tax withholding obligations that arise on the vesting of such shares and to satisfy associated loan repayment liabilities. The shares are repurchased from employees at fair market value. During the third quarter of fiscal 2009, we repurchased 68,317 shares from employees to satisfy tax withholding obligations and loan repayment liabilities.

From time to time, we also repurchase shares of unvested restricted stock from employees whose employment is terminated before such shares vest. These shares are repurchased pursuant to the terms of our equity incentive plans and are not included in the shares repurchased under the authorizations described above. During the third quarter of fiscal 2009, we repurchased 26,550 forfeited shares pursuant to the terms of our equity incentive plans.

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

CABOT CORPORATION

Date: August 10, 2009	By:	/s/ EDUARDO E. CORDEIRO
Eduardo E. Cordeiro
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

Date: August 10, 2009	By:	/s/ JAMES P. KELLY
James P. Kelly
Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description
Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.