Form 10-K
period 2009-09-30
CABOT CORP
filed 2009-11-30
CIK 16040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

or

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

Large accelerated filer  ☒                            Accelerated filer  ☐

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)     Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2009), the aggregate market value of the Registrant’s common stock held by non-affiliates was approximately $677,797,425. As of November 19, 2009, there were 65,326,403 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2010 Annual Meeting of Shareholders are incorporated by reference in Part III of this annual report on Form 10-K.

Information Relating to Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” under the Federal securities laws. These forward-looking statements include statements relating to our future business performance and overall prospects; the benefits we expect to receive from our restructuring activities; when we expect to commence manufacturing operations at our new facility in Dubai; the adequacy of our supply of tantalum ore for the near term; our expectations for geographic expansion of business activity by our Specialty Fluids Business outside of the North Sea; the life of our pollucite ore reserves; anticipated capital spending, including environmental-related capital expenditures; cash requirements and uses of available cash, including future cash outlays associated with long-term contractual obligations, restructurings, contributions to employee benefit plans, environmental remediation costs and future respirator litigation costs; exposure to interest rate and foreign exchange risk; future benefit payments we expect to make; our expected tax rate for fiscal 2010; our ability to recover deferred tax assets; and the possible outcome of legal proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

General

Cabot’s business was founded in 1882 and incorporated in the State of Delaware in 1960. Cabot is a global specialty chemicals and performance materials company headquartered in Boston, Massachusetts. Our principal products are rubber and specialty grade carbon blacks, fumed metal oxides, tantalum and related products, inkjet colorants, aerogels and cesium formate drilling fluids. Cabot and its affiliates have manufacturing facilities and operations in the United States and approximately 20 other countries. The terms “Cabot”, “Company”, “we”, and “our” as used in this report refer to Cabot Corporation and its consolidated subsidiaries.

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

We are organized into four business segments: the Core Segment, which is further disaggregated for financial reporting purposes into the Rubber Blacks and the Supermetals Businesses; the Performance Segment; the New Business Segment and the Specialty Fluids Segment. For operational purposes, we are also organized into three geographic regions: The Americas, which includes North and South America; Europe, Middle East and Africa (“EMEA”); and Asia Pacific, including China. The business segments are discussed in more detail later in this section. Financial information about our business segments appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below (“MD&A”) and in Note V of the Notes to our Consolidated Financial Statements in Item 8 below (“Note V”). Financial information about our sales and long-lived assets in certain geographic areas appears in Note V.

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

Core Segment

The Core Segment is comprised of the Rubber Blacks Business and the Supermetals Business. A discussion of each of these Businesses follows.

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

Our rubber blacks products are used in tires and industrial products. Rubber blacks have traditionally been used in the tire industry as a rubber reinforcing agent and are also used as a performance additive. In industrial products such as hoses, belts, extruded profiles and molded goods, rubber blacks are used to improve the physical performance of the product. In addition to the carbon black we make using conventional carbon black manufacturing methods, we have developed elastomer composite products (referred to as Cabot Elastomer Composites or “CEC”) that are compounds of natural rubber and carbon black made by a patented liquid phase process. Our CEC products are currently targeted primarily for tire applications because we believe these compounds improve wear resistance, reduce fatigue and reduce rolling resistance compared to natural rubber/carbon black compounds made by conventional methods.

Sales and Customers

Sales of rubber blacks products are made by Cabot employees and through distributors and sales representatives. Sales to three major tire customers represent a material portion of the Rubber Blacks Business’s total net sales and operating revenues. The loss of any of these customers could have a material adverse effect on the Rubber Blacks Business. In fiscal 2009, sales to The Goodyear Tire and Rubber Company and its affiliates amounted to 10% of Cabot’s consolidated revenues. We did not have sales during the fiscal year to any other customer in an amount equal to or greater than 10% of our consolidated revenues for the year.

Under appropriate circumstances, we have pursued a strategy of entering into annual and long-term supply contracts (those with an initial term longer than one year) with certain customers. These contracts are designed to provide our customers with a secure supply of rubber blacks and help us reduce the volatility in volumes and margins over time. Many of these contracts provide for sales price adjustments to account for changes in feedstock costs and, in some cases, changes in other relevant costs (such as the cost of natural gas). In fiscal 2009, approximately half of our rubber blacks volume was sold under long-term or annual contracts in effect during the fiscal year. The majority of the volumes sold under these contracts are sold to customers in North America and Western Europe.

Much of the rubber blacks we sell is used in automotive products and, therefore, our financial results may be affected by the cyclical nature of the automotive industry. However, a large portion of the market for our products is in replacement tires that historically have been less subject to automotive industry cycles.

Competition

We are one of the leading manufacturers of carbon black in the world. We compete in the manufacture of carbon black primarily with four companies with a global presence and a significant number of other companies which have a regional presence. Competition for products within the Rubber Blacks Business is based on product performance, quality, reliability, service, technical innovation and price, as well as on the proximity of our manufacturing operations to those of our customers. We believe our technological leadership, global manufacturing presence, operations excellence and customer service provide us a competitive advantage.

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

Operations

We own, or have a controlling interest in, and operate plants that produce rubber blacks in Argentina, Brazil, Canada, China, Colombia, the Czech Republic, France, India, Indonesia, Italy, Japan, Malaysia, The Netherlands, and the United States. Our equity affiliates operate carbon black plants in Mexico and Venezuela. The following table shows our ownership interest as of September 30, 2009 in rubber blacks operations in which we own less than 100%:

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

We continue to expand the manufacturing capacity of our Rubber Blacks Business in emerging markets. In fiscal 2009 we completed constructing and began operating two additional rubber blacks production units at our carbon black plant in Tianjin, China, increasing our capacity at that facility by 150,000 metric tons.

As part of our 2009 global restructuring plan, during fiscal 2009 we closed our rubber blacks manufacturing operations in Stanlow, U.K., and in October 2009 we closed our manufacturing operations in Berre, France.

Supermetals Business

Products

We produce tantalum, niobium (columbium) and their alloys. Tantalum, which accounts for substantially all of this Business’s sales, is produced in various forms. Electronics is the largest application for tantalum powder, which is used to make capacitors for computers, networking devices, wireless phones, electronics for automobiles and other devices. Tantalum, niobium and their alloys are also produced in wrought form for applications such as the production of superalloys and chemical process equipment and for various other industrial and aerospace applications, including fiber optic filters, sodium vapor lamps, turbine blades and aerospace propulsion systems. In addition, the Supermetals Business sells the starting metals (high-purity grade tantalum powders, plates and ingots) used to manufacture finished tantalum sputtering targets used in thin film applications, including semiconductors, inkjet heads, magnetics and flat panel displays.

Sales and Customers

Sales are made primarily through Cabot employees. In fiscal 2009, sales to four capacitor materials customers represented a material portion of the total net sales and operating revenues of the Supermetals Business. The loss of any of these customers could have a material adverse effect on the Supermetals Business.

Many of our tantalum products are used in products for the electronics industry, which is cyclical in nature.

Competition

We are a leading producer of electronic grade tantalum powder products. Competition in the tantalum business is based on technical innovation, product performance, quality, reliability, service and price. We compete principally with three other producers of tantalum powder and believe our technological leadership in high capacitance tantalum powder provides us with a competitive advantage.

Raw Materials

Tantalum ore is the principal raw material used in this business. Historically, we obtained a large portion of our raw material under long-term supply contracts with third-parties and from a mine we own in Manitoba, Canada, although during fiscal 2009 we suspended our tantalum mining operations. Given our current ore inventory levels and other currently available sources of ore, we believe we have an adequate supply of raw material for this Business for the foreseeable future.

We have not purchased or sourced any material containing tantalum, including coltan, from the Democratic Republic of the Congo.

Operations

We operate manufacturing facilities for this business in Boyertown, Pennsylvania and Kawahigashi-machi, Japan. We have a license from the Department of Environmental Protection for the receipt, storage and processing of tantalum containing Class 7 ores at our Boyertown facility, and transport this material under a license from the U.S. Nuclear Regulatory Commission.

As part of our 2009 global restructuring plan, we suspended our tantalum mining operations in Manitoba in fiscal 2009 and plan to close our tantalum powder operations in Boyertown, Pennsylvania in calender 2010. We will continue to operate our tantalum mill and ore processing operations in Boyertown.

Performance Segment

The Performance Segment is comprised of two product lines: specialty grades of carbon black and thermoplastic concentrates (referred to together as “performance products”); and fumed silica, fumed alumina and dispersions thereof (referred to together as “fumed metal oxides”). In each product line, we design, manufacture and sell materials that deliver performance in a broad range of customer applications. Products are used in a wide variety of applications across the automotive, construction and infrastructure, and electronics and consumer products sectors.

Products

Carbon black is a form of elemental carbon that is manufactured in a highly controlled process to produce particles and aggregates of varied structure and surface chemistry, resulting in many different performance characteristics for a wide variety of applications. Our specialty grades of carbon black are used to impart color, provide rheology control, enhance conductivity and static charge control, provide UV protection, enhance mechanical properties, and provide chemical flexibility through surface treatment. These products are used in a wide variety of applications, such as inks, coatings, cables, pipes, toners and electronics. In addition, we manufacture and source thermoplastic concentrates and compounds that are marketed to the plastics industry.

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

Sales and Customers

Sales of these products are made by Cabot employees and through distributors and sales representatives. Under appropriate circumstances, we have entered into long-term supply arrangements with certain customers for sales of our products. In fiscal 2009, sales under these contracts accounted for approximately 25% of the Performance Segment’s revenue. For the performance products line of business, these contracts are with a broad number of customers. In contrast, sales under long term contracts with two customers account for a substantial portion of the revenue of the fumed metal oxides line of business. The majority of volume sold under long-term contracts in the Performance Segment are sold to customers located in North America and Western Europe.

Competition

We are one of the leading manufacturers of carbon black in the world. We compete in the manufacture of carbon black primarily with four companies with a global presence and a significant number of other companies which have a regional presence. We are also a leading producer of thermoplastic concentrates in Europe and Asia. We are a leading producer and seller of fumed silica and compete primarily with three companies with a global presence and at least four other companies which have a regional presence.

Competition for these products is based on product performance, quality, reliability, service, technical innovation and price, as well as on the proximity of our manufacturing operations to those of our customers. We believe our technological leadership, global manufacturing presence, operations excellence and customer service provide us a competitive advantage.

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

Raw materials for the production of fumed silica are various chlorosilane feedstocks. We purchase feedstocks and for some customers convert their feedstock to product on a fee-basis (so called “toll conversion”). We also purchase aluminum chloride as feedstock for the production of fumed alumina. We have long-term procurement contracts or arrangements in place for the purchase of fumed silica feedstock, which we believe will enable us to meet our raw material requirements for the foreseeable future. In addition, we buy some raw materials in the spot market to help ensure flexibility and minimize costs.

Operations

We own, or have a controlling interest in, and operate plants that produce specialty grades of carbon black in China, The Netherlands and the United States. Our thermoplastic concentrates and compounds are produced in facilities in Belgium, Italy, and China (Hong Kong). We also own, or have a controlling interest in, manufacturing plants that produce fumed metal oxides in the United States; China; the United Kingdom; and Germany. An equity affiliate operates a fumed metal oxides plant in Mettur Dam, India. The following table shows our ownership interest as of September 30, 2009 in these segment operations in which we own less than 100%:

Location	Percentage Interest
Tianjin, China (performance products)	90% (consolidated subsidiary)
Jiangxi Province, China (fumed metal oxides)	90% (consolidated subsidiary)
Mettur Dam, India (fumed metal oxides)	50% (equity affiliate)

We continue to expand the manufacturing capacity of our Performance Products and Fumed Metal Oxides Businesses in emerging markets. During fiscal 2007, we commissioned a specialty carbon black manufacturing unit at our plant in Tianjin with an annual nameplate capacity of approximately 20,000 metric tons. We also continue to work to expand our fumed silica capacity in China. In addition, in fiscal 2009 we purchased a facility in Dubai for the manufacture of masterbatch to serve increasing plastics demand in the Middle East. We expect to commence manufacturing operations at that facility in the first half of 2010.

As part of our 2009 global restructuring plan, during fiscal 2009 we closed our performance products manufacturing operations in Dukinfield, U.K. and our carbon black manufacturing operations in Stanlow, U.K. and in October 2009 we closed our manufacturing operations in Berre, France. During fiscal 2010, we plan to close our remaining manufacturing operations in Stanlow.

New Business Segment

Our New Business Segment includes the Inkjet Colorants and Aerogel Businesses and the business development activities of Cabot Superior Micropowders. A discussion of each of these Businesses follows.

Inkjet Colorants

Products

We produce and sell aqueous inkjet colorants primarily to the inkjet printing market. Our inkjet colorants are high-quality pigment-based black and other colorant dispersions we manufacture by surface treating specialty grades of carbon black and other pigments. The dispersions are used in aqueous inkjet inks to impart color (optical density or chroma) with improved durability (waterfastness, lightfastness and rub resistance) while maintaining high printhead reliability. Our inkjet colorants are produced for various inkjet printing applications, including small office and home office, corporate office, and commercial and industrial printing, as well as for other niche applications that require a high level of dispersibility and colloidal stability.

Sales and Customers

Sales of inkjet colorants are made by Cabot employees to inkjet printer manufacturers and to suppliers of inkjet inks in the inkjet cartridge aftermarket. Many of our commercialized products have been developed through joint research and development initiatives with inkjet printer manufacturers. These initiatives have led to the development of exclusive differentiated products for these inkjet customers.

Competition

Our inkjet colorants are designed to replace traditional pigment dispersions and dyes used in inkjet printing applications. Competitive products for inkjet colorants are organic dyes and other dispersed pigments manufactured and marketed by large chemical companies and small independent producers. Competition is based on product performance, technical innovation, quality, reliability, service and price. We believe our commercial strengths include technical innovation, product performance and service.

Raw Materials

Raw materials for inkjet colorants include carbon black sourced from our carbon black plants, organic pigments and other treating agents available from various sources. We believe that all raw materials to produce inkjet colorants are in adequate supply.

Operations

Our inkjet colorants are manufactured at our facility in Haverhill, Massachusetts.

Aerogel Business

Products

Cabot’s aerogel is a nano-structured, high surface area, hydrophobic, silica-based particle that is used in a variety of thermal insulation and specialty chemical applications. In the construction industry, the product is used in skylight, window, wall and roof systems for insulating eco-daylighting applications. In the oil and gas industry, aerogel is used to insulate subsea pipelines. In the specialty chemicals industry, the product is used to provide matte finishing, insulating and thickening properties for use in a variety of applications. We continue to focus on application and market development activities for use of aerogel in these and other new applications.

Sales and Customers

Sales of aerogel products are made principally by Cabot employees.

Competition

Although the manufacturing processes used are different, in premium insulation applications, our aerogel products compete principally with aerogel products manufactured by Aspen Aerogel, Inc. and non-aerogel insulation products manufactured by primarily regional companies throughout the world.

Raw Materials

The principal raw materials for the production of aerogels are silica sol and/or sodium silicate, which we believe are in adequate supply.

Operations

We manufacture our aerogel products at our facility in Frankfurt, Germany using a unique and patented manufacturing process. Finished products for use in the oil and gas industry are fabricated at a facility in Billerica, Massachusetts.

Cabot Superior MicroPowders (“CSMP”)

CSMP is a research and development enterprise with multiple technology platforms and core competencies in advanced particle manufacturing across a wide range of materials and the related materials chemistries. Its principal areas of commercial focus are in developing advanced materials for anti-counterfeiting security applications, fuel cell applications, solar energy applications, environmental and industrial catalyst applications, and for other performance material applications. We expect the CSMP platforms to support the development of new technologies that complement existing applications and provide opportunities for new business growth. Most of these activities are conducted at our facilities in Albuquerque, New Mexico.

Specialty Fluids Segment

Products

Our Specialty Fluids Segment produces and markets cesium formate as a drilling and completion fluid for use primarily in high pressure and high temperature oil and gas well construction. Cesium formate products are solids-free, high-density fluids that have a low viscosity, enabling safe and efficient well construction and workover operations. The fluid is resistant to high temperatures, minimizes damage to producing reservoirs and is readily biodegradable in accordance with the testing guidelines set by the Organization for Economic Cooperation and Development. In a majority of applications, cesium formate is blended with other formates or products.

Sales, Rental and Customers

Sales of our cesium formate products are made to oil and gas operating companies directly by Cabot employees and sales representatives and indirectly through oil field service companies. We generally rent cesium formate to our customers for use in drilling operations on a short-term basis. After completion of a job, the customer returns the fluid to Cabot and it is reprocessed for use in subsequent well operations. Any fluid that is lost during use and not returned to Cabot is paid for by the customer. The rates to be charged to the customer for the daily product rental and for lost product are agreed to before a job begins.

Since 2003, a large portion of our fluids have been used for drilling and completion of wells in the North Sea, where we have been supplying cesium formate-based fluids for both reservoir drilling and completion activities on large gas and condensate field projects in the Norwegian Continental Shelf. More recently, we have expanded the use of our fluids to drilling operations outside of the North Sea.

Competition

Formate fluids, which were introduced to the market in the mid-1990s, are a relatively small but growing part of the drilling and completion fluids market and compete mainly with traditional drilling fluid technologies. Competition in the well fluids business is based on product performance, quality, reliability, service, technical innovation and price, and proximity of inventory to customers’ drilling operations. We believe our commercial strengths include our unique product offerings and their performance.

Raw Materials

The principal raw material used in this business is pollucite (cesium ore), which we obtain from our mine in Manitoba, Canada. We own a substantial portion of the world’s known pollucite reserves, ensuring us an adequate supply of our principal raw material. Considering our current production rates, our current estimate of reserve levels in the mine and inventory on hand, we expect our supply to last at least 10 years. The process of estimating mineral reserves is inherently uncertain and requires making subjective engineering, geological, geophysical and economic assumptions. Accordingly, there is likely to be variability in the estimated reserve life of the ore body over time. In addition, we have identified technical projects to recover cesium from low grade ore not currently in our reserve estimates. These proposed technical projects may require different, although well-established, recovery techniques than we currently use.

Most jobs for which cesium formate is used require a large volume of the product. Accordingly, the Specialty Fluids Segment maintains a large inventory of fluid.

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

Backlog

Our businesses are generally not seasonal in nature, although we typically experience some decline in European and North American sales in the fourth fiscal quarter due to summer plant shutdowns and in Asia Pacific sales in the second fiscal quarter because of the New Year holidays in that region.

We do not consider backlog to be a significant indicator of the level of future sales activity. In general, we do not manufacture our products against a backlog of orders. Production and inventory levels are based on the level of incoming orders as well as projections of future demand. Therefore, we believe that backlog information is not material to understanding our overall business and is not a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

Employees

As of September 30, 2009, we had approximately 3,950 employees. Some of our employees in the United States and abroad are covered by collective bargaining or similar agreements. We believe that our relations with our employees are generally satisfactory.

Research and Development

Cabot develops new and improved products and higher efficiency processes through Company-sponsored research and technical service activities, including those initiated in response to customer requests. Our expenditures for such activities generally are spread among our businesses and are shown in the consolidated statements of operations.

Safety, Health and Environment (“SH&E”)

Cabot has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the “Superfund law”) and comparable state statutes with respect to several sites primarily associated with our divested businesses. (See “Legal Proceedings” below.) During the next several years, as remediation of various environmental sites is carried out, we expect to spend against our $6 million environmental reserve for costs associated with such remediation. Adjustments are made to the reserve based on our continuing analysis of our share of costs likely to be incurred at each site. Inherent uncertainties exist in these estimates due to unknown conditions at the various sites, changing governmental regulations and legal standards regarding liability, and changing technologies for handling site investigation and remediation. While the reserve represents our best estimate of the costs we expect to incur, the actual costs to investigate and remediate these sites may exceed the amounts accrued in the environmental reserve. While it is always possible that an unusual event may occur with respect to a given site and have a material adverse effect on our results of operations in a particular period, we do not believe that the costs relating to these sites, in the aggregate, are likely to have a material adverse effect on our financial position. Furthermore, it is possible that we may also incur future costs relating to environmental liabilities not currently known to us or as to which it is currently not possible to make an estimate.

Our ongoing operations are subject to extensive federal, state, local, and foreign laws, regulations, rules, and ordinances relating to safety, health, and environmental matters (“SH&E Requirements”). These SH&E Requirements include requirements to obtain and comply with various environmental-related permits for constructing any new facilities and operating all of our existing facilities. We have expended considerable sums to construct, maintain, operate, and improve facilities for safety, health and environmental protection and to comply with SH&E Requirements. We spent approximately $21 million in environmental-related capital expenditures at existing facilities in fiscal 2009 and anticipate spending approximately $21 million for such matters in fiscal 2010.

In recognition of the importance of SH&E Requirements to Cabot, our Board of Directors has a Safety, Health, and Environmental Affairs Committee. The Committee, which is comprised of independent directors, meets at least three times a year and provides oversight and guidance to Cabot’s safety, health and environmental management programs. In particular, the Committee reviews Cabot’s environmental reserve, risk assessment and management processes, environmental and safety audit reports, performance metrics, performance as benchmarked against industry peer groups, assessed fines or penalties, site security and safety issues, health and environmental training initiatives, and the SH&E budget and capital expenditures. The Committee also consults with our outside and internal advisors regarding management of Cabot’s safety, health and environmental programs.

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

In October 2003, the European Commission (“EC”) developed a new European Union (“EU”) regulatory framework for chemicals called REACH (Registration, Evaluation and Authorization of Chemicals). REACH, which became effective in June 2007, applies to all existing and new chemical substances produced or imported into the EU in quantities greater than one metric ton a year. Manufacturers or importers of these chemical substances are required to submit specified health, safety, risk and use information about the substance to the European Chemical Agency. As we are committed to continuing to supply our EU customers, we have registered silica and cesium formate under REACH, and carbon black is expected to be registered in late 2009 or early 2010. We are also working with the manufacturers and importers of our other substances, including our feedstocks, to ensure their registration prior to the applicable deadline.

We are experiencing increased regulations by environmental agencies worldwide relating to the air emissions from our manufacturing operations. This increased regulation is resulting in more restrictive air emission limits globally, particularly as they relate to nitrogen oxide and sulphur dioxide emissions. In addition, global efforts to reduce greenhouse gas emissions impact the carbon black industry as carbon dioxide is emitted in the carbon black manufacturing process. In December 2005, the EC published a directive that includes carbon black manufacturing in the combustion sector and in Phase II of the Emission Trading Scheme, which establishes a maximum allowable emission credit for each ton of CO 2 emitted, for the period 2008 to 2012. Various EU member states have included carbon black facilities in their national allocation plans and a number of our carbon black plants in Europe were required to comply with the Emission Trading Scheme beginning in calendar year 2008. We generally expect to purchase credits where necessary to respond to allocation shortfalls. We are also pursuing certain Clean Development Mechanism projects at various facilities in an effort to generate carbon credits to offset potential allocation shortfalls. There are also ongoing discussions in other regions and countries, including the United States, Canada, China, and Brazil regarding greenhouse gas emission reporting and reduction programs, but those programs have not yet been fully defined and their impact on us cannot be estimated at this time. Finally, Cabot’s U.S. carbon black facilities will be required to report their greenhouse gas emissions under the U.S. Environmental Protection Agency’s new rule for the Mandatory Reporting of Greenhouse Gases in 2011.

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

Foreign and Domestic Operations and Export Sales

A significant portion of our revenues and operating profits is derived from overseas operations. The profitability of our segments is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. (See MD&A and the Geographic Information portion of Note V for further information relating to sales and long-lived assets by geographic area.) Currency fluctuations, nationalization and expropriation of assets are risks inherent in international operations. We have taken steps we deem prudent in our international operations to diversify and otherwise to protect against these risks, including the use of foreign currency financial instruments to reduce the risk associated with changes in the value of certain foreign currencies compared to the U.S. dollar. (See the Risk Management discussion contained in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A below and Note V of the Notes to the Company’s Consolidated Financial Statements).

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

Negative or uncertain worldwide economic conditions may adversely impact our business.

Our operations and performance are materially affected by worldwide economic conditions, which deteriorated significantly during fiscal 2009. Market turmoil and tightened credit availability generally reduced consumer confidence, increased difficulty in collecting accounts receivable, increased pricing pressure on products and services, and led to widespread reduction of global business activity. Uncertainty about current global economic conditions has resulted in decreased consumer spending and a significant decline in sales in the automotive, electronics and construction industries worldwide. As a result, we have experienced declines in global demand for our products that serve these industries, with volumes in our Core and Performance Segments for fiscal 2009 more than 20% below the levels that we experienced in fiscal 2008. These developments have resulted in decreased revenues and weaker results of operations. While we have seen signs of recovery and increased demand in most of our businesses, continued weakness in worldwide economic conditions could have a material adverse effect on our financial condition and cash flows.

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

In addition, our Rubber Blacks and Supermetals Businesses are sensitive to changes in industry capacity utilization. As a result, pricing tends to decrease when capacity utilization in these businesses decreases, which could affect our financial performance.

Our restructuring activities and cost saving initiatives may not achieve the results we anticipate.

We have undertaken and will continue to undertake cost reduction initiatives and organizational restructurings to optimize our asset base, improve operating efficiencies and generate cost savings. In connection with many of these actions we have projected significant one-time and on-going cost savings. The success of these activities is not predictable and we cannot be certain that we will be able to complete these initiatives as planned or that the estimated operating efficiencies or cost savings from such activities will be fully realized or maintained over time. In addition, where we have closed manufacturing facilities, we may not be successful in migrating our customers from those closed facilities to our other facilities.

Volatility in the price of raw materials or their reduced availability could decrease our margins.

Our manufacturing processes consume significant amounts of energy and raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond our control. Dramatic increases in such costs or decreases in the availability of raw materials at acceptable costs could have an adverse effect on our results of operations. For example, movements in the market price for crude oil typically affect carbon black feedstock costs. Significant movements in the market price for crude oil tend to create volatility in our carbon black feedstock costs, which can effect our working capital and results of operations. Although our long-term and some of our annual carbon black supply contracts provide for a price adjustment to account for changes in feedstock costs, there is a lag between the time when we incur feedstock costs and the time when prices are adjusted under some of these contracts. Accordingly, we may not be able to pass increased costs along to our customers when they occur, which can have a significant negative impact on results of operations and cash flows in a given quarter. We have reduced the time lag in many of our long-term contracts as they have come up for renewal, but we may not be successful in reducing the time lag in some or all of the remainder of these contracts as they come up for renewal in the future. In addition, it is possible that a supply contract with a price adjustment mechanism could expire by its terms before we are able to recapture fully our raw material cost increases. We attempt to offset the effects of increases in raw material costs through selling price increases in our non-contract sales, productivity improvements and cost reduction efforts. Success in offsetting increased raw material costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the segment served. Such increases may not be accepted by our customers, may not be sufficient to compensate for increased raw material and energy costs or may decrease demand for our products and our volume of sales. If we are not able to fully offset the effects of increased raw material or energy costs, it could have a significant impact on our financial results.

We depend on a group of key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

Our success in strengthening relationships and growing business with our largest customers and retaining their business over extended time periods could affect our future results. We have a total of nine customers in the tire, silicones, capacitor materials and microelectronics industries that together represent a significant portion of our total net sales and operating revenues. In fiscal 2009, sales to The Goodyear Tire and Rubber Company by our Rubber Blacks Business accounted for approximately 10% of our consolidated revenues. The loss of any of our important customers, or a reduction in volumes sold to them because of a work stoppage or other disruption, could adversely affect our results of operations until such business is replaced or the disruption ends. Any deterioration of the financial condition of any of our customers or the industries they serve that impairs our customers’ ability to make payments to us also could increase our uncollectible receivables and could affect our future results and financial condition.

Our operations involve the handling of hazardous and, in some instances, radioactive materials, and we are subject to extensive safety, health and environmental requirements, which could increase our costs and/or reduce our revenues.

Our ongoing operations are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to safety, health and environmental matters (“SH&E Requirements”), many of which provide for substantial monetary fines and criminal sanctions for violations. These SH&E Requirements include requirements to obtain and comply with various environmental-related permits for constructing any new facilities and operating all of our existing facilities. In June 2009, we received an information request from the United States Environmental Protection Agency (“EPA”) as part of an EPA national initiative focused on the U.S. carbon black manufacturing sector. The information request relates to our Pampa, Texas facility’s compliance with certain regulatory and permitting requirements under the Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. We responded to EPA’s information request in August 2009 and are awaiting a response from EPA. As a result of this initiative, based upon how EPA has handled similar NSR initiatives with other industrial sectors, it is possible that EPA could attempt to compel us to employ additional technology control devices or approaches with respect to emissions at certain facilities and/or seek a civil penalty from us.

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

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In fiscal 2009, we derived a majority of our revenues from sales outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses as well as assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. In addition, we are exposed to adverse changes in interest rates. We manage these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments as well as foreign currency debt. We cannot be certain, however, that we will be successful in reducing the risks inherent in exposures to foreign currency and interest rate fluctuations.

We rely on our committed lines of credit to provide us with working capital.

At September 30, 2009, we had $460 million in committed lines of credit, including $400 million under a revolving credit facility that matures in August 2010. We plan to replace our revolving credit facility. A replacement facility may be for a lesser amount and a shorter term, and at borrowing costs that are higher than those under our current revolving credit facility. In addition, a new facility may contain more restrictive terms and covenants than our current facility.

We have entered into a number of derivative contracts with financial counterparties. The effectiveness of these contracts is dependent on the ability of these financial counterparties to perform their obligations and their nonperformance could harm our financial condition.

We have entered into interest rate swap contracts, foreign currency derivatives and forward commodity contracts as part of our financial strategy. The effectiveness of our hedging programs using these instruments is dependent, in part, upon the counterparties to these contracts honoring their financial obligations. While we have not experienced any losses due to counterparty nonperformance, if any of our counterparties are unable to perform their obligations in the future, we could be exposed to increased earnings and cash flow volatility due to an instrument’s failure to hedge a financial risk.

We are exposed to political or country risk inherent in doing business in some countries.

Sales outside of the United States constituted a majority of our revenues in fiscal 2009. Our operations in some countries may be subject to the following risks: changes in the rate of economic growth; unsettled political or economic conditions; possible expropriation or other governmental actions; social unrest, war, terrorist activities or other armed conflict; confiscatory taxation or other adverse tax policies; deprivation of contract rights; trade regulations affecting production, pricing and marketing of products; reduced protection of intellectual property rights; restrictions on the repatriation of income or capital; exchange controls; inflation; currency fluctuations and devaluation; the effect of global health, safety and environmental matters on economic conditions and market opportunities; and changes in financial policy and availability of credit.

Plant capacity expansions may be delayed and not achieve the expected benefits.

Our ability to complete capacity expansions as planned may be delayed or interrupted by the need to obtain environmental and other regulatory approvals, availability of labor and materials, unforeseen hazards such as weather conditions, and other risks customarily associated with construction projects. Moreover, capacity expansion in our Rubber Blacks, Performance Products and Fumed Metal Oxides Businesses could have a negative impact on the financial performance of these businesses until capacity utilization is sufficient to absorb the incremental costs associated with the expansion.

The money we spend developing new businesses may not result in a proportional increase in our revenues or profits.

We cannot be certain that the costs we incur investing in new businesses will result in a proportional increase in revenues or profits. In addition, the timely commercialization of products that we are developing may be disrupted or delayed by manufacturing or other technical difficulties, market acceptance or insufficient market size to support a new product, competitors’ new products, and difficulties in moving from the experimental stage to the production stage. These disruptions or delays could affect our future results.

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

We may be required to impair or write off certain assets if our assumptions about future sales and profitability prove incorrect.

In our analysis of the recoverability of certain assets, namely inventory, property, plant and equipment, investments, intangible assets and deferred tax assets, we have made assumptions about future sales (pricing, volume and region of sale), costs, cash generation and the ultimate profitability of the business and/or tax jurisdiction. These assumptions were based on management’s best estimates and if the actual results differ significantly from these assumptions, we may not be able to realize the value of the assets recorded as of September 30, 2009, which could lead to an impairment or write-off of certain of these assets in the future.

Increases in our tax rate may reduce our net income.

Our future tax rates may be adversely affected by a number of factors including the enactment of the currently proposed U.S. tax legislation; other changes in tax laws or the interpretation of such tax laws; changes in the estimated realization of our deferred tax assets and liabilities; the jurisdictions in which profits are determined to be earned and taxed; the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses that are not always deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions; changes in available tax credits; changes in share-based compensation expense and the resolution of issues arising from tax audits with various tax authorities. Losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility from one quarter to another. Any significant increase in our future tax rates could reduce net income in those periods.

Regulations requiring a reduction of greenhouse gas emissions will impact the carbon black industry, including us.

Carbon dioxide is emitted in the carbon black manufacturing process. In December 2005, the European Commission published a new directive that includes carbon black manufacturing in the combustion sector and in Phase II of the Emissions Trading Scheme for the period 2008 to 2012. Various European Union member states have included carbon black facilities in their national allocation plans and we have taken actions to comply with applicable carbon dioxide emission requirements. However, there can be no assurance that we will be able to purchase emissions credits if our carbon black operations generate more carbon dioxide than our allocations permit or that the cost of such credits will be acceptable to us. There are also ongoing discussions in other regions and countries, including the United States, Canada, China and Brazil regarding greenhouse gas emission reporting and reduction programs, but those programs have not yet been defined and their potential impact on our manufacturing operations or financial results cannot be estimated at this time.

Litigation or legal proceedings could expose us to significant liabilities and thus negatively affect our financial results.

As more fully described in “Item 3—Legal Proceedings”, we are a party to or the subject of lawsuits, claims, and proceedings, including those involving contract, environmental, and health and safety matters as well as product liability and personal injury claims relating to asbestosis, silicosis, coal worker’s pneumoconiosis and berylliosis, and exposure to various chemicals. Adverse rulings, judgments or settlements in pending or future litigation (including contract litigation and liabilities associated with respirator claims and our former beryllium operations) could cause our results to differ materially from those expressed or forecasted in any forward-looking statements.

The continued protection of our patents and other proprietary intellectual property rights are important to our success.

Our patent and other intellectual property rights are important to our success and competitive position. We own various patents and other intellectual property rights in the U.S. and other countries covering many of our products, as well as processes and product uses. In addition, we are a licensee of various patents and intellectual property rights belonging to others in the U.S. and other countries. Because the laws and enforcement mechanisms of some countries may not allow us to protect our proprietary rights to the same extent as we are able to in the U.S., the strength of our intellectual property rights will vary from country to country.

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

Information technology system failures, network disruptions and breaches of data security could disrupt our operations by impeding our processing of transactions, our ability to protect customer or company information and our financial reporting. Our computer systems, including our back-up systems, could be damaged or interrupted by power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, and/or errors by our employees. Although we have taken steps to address these concerns by implementing sophisticated network security and internal control measures, there can be no assurance that a system failure or data security breach will not have a material adverse effect on our financial condition and results of operations.

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

Location by Region	Core Segment		Performance Segment	New Business Segment	Specialty Fluids Segment
	Rubber Blacks Business	Supermetals Business
Americas Region
Alpharetta, GA*(1)	X	X	X	X	X
Tuscola, IL			X
Canal, LA	X		X
Ville Platte, LA	X
Billerica, MA	X	X	X	X
Billerica, MA (plant)*				X
Haverhill, MA				X
Midland, MI			X
Albuquerque, NM (2 plants)*				X
Boyertown, PA		X
Pampa, TX	X		X
The Woodlands, TX*					X
Campana, Argentina	X
Maua, Brazil	X		X
Sao Paulo, Brazil*(1)	X	X	X	X	X
Cartagena, Colombia	X
Lac du Bonnet, Manitoba**					X
Sarnia, Ontario	X		X

(1)	Regional Shared Service Center
*	Leased premises
**	Building(s) owned by Cabot on leased land

Location by Region	Core Segment		Performance Segment	New Business Segment	Specialty Fluids Segment
	Rubber Blacks Business	Supermetals Business
EMEA Region
Loncin, Belgium			X
Leuven, Belgium*(1)	X	X	X	X	X
Pepinster, Belgium			X
Valasske Mezirici (Valmez), Czech Republic**	X
Port Jerome, France**	X
Suresnes, France*	X		X
Frankfurt, Germany*				X
Rheinfelden, Germany			X
Grigno, Italy			X
Ravenna, Italy	X
Bergen, Norway*					X
Kristiansund, Norway*					X
Aberdeen, Scotland*					X
Boltek, The Netherlands**	X		X
Dubai, United Arab Emirates			X
Barry, Wales**			X

Asia Pacific Region
Hong Kong, China**			X
Jiangxi Province, China**			X
Tianjin, China**	X		X
Shanghai, China*(1)	X	X	X	X	X
Shanghai, China** (plant)	X
Maharashtra, India**	X
Mumbai, India*	X		X
Cilegon, Indonesia**	X
Jakarta, Indonesia*	X		X
Merak, Indonesia	X
Kawahigashi-machi, Japan**		X
Ichihara, Japan	X
Shimonoseki, Japan**	X		X
Tokyo, Japan*	X	X	X	X
Port Dickson, Malaysia**	X

(1)	Regional Shared Service Center
*	Leased premises
**	Building(s) owned by Cabot on leased land

We conduct research and development for our various businesses primarily at facilities in Billerica, MA; Albuquerque, NM; Pampa, TX; Pepinster, Belgium; Frankfurt and Rheinfelden, Germany; Kawahigashi-machi, Japan; and Port Dickson, Malaysia.

Our existing manufacturing plants, together with announced capacity expansion plans, will generally have sufficient production capacity to meet current requirements and expected near-term growth. These plants are generally well maintained, in good operating condition and suitable and adequate for their intended use. Our administrative offices and other facilities are generally suitable and adequate for their intended purposes.

Item 3.	Legal Proceedings

Cabot is a party in various lawsuits and environmental proceedings wherein substantial amounts are claimed. The following is a description of the significant proceedings pending on September 30, 2009, unless otherwise specified.

Environmental Proceedings

In June 2009, Cabot received an information request from the United States Environmental Protection Agency (“EPA”) regarding Cabot’s carbon black manufacturing facility in Pampa, Texas. The information request relates to the Pampa facility’s compliance with certain regulatory and permitting requirements under the Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. EPA has indicated that this information request is part of an EPA national initiative focused on the U.S. carbon black manufacturing sector. Cabot responded to EPA’s information request in August 2009 and is awaiting a response from EPA. As a result of this initiative, based upon how EPA has handled similar NSR initiatives with other industrial sectors, it is possible that EPA could attempt to compel Cabot to employ additional technology control devices or approaches with respect to emissions and/or seek a civil penalty from Cabot.

Cabot is one of fourteen companies, collectively the Ashtabula River Cooperating Group II (“ARCG II”), which participated in the remediation of the Ashtabula River in Ohio. Our liability at this site is associated with the former Cabot Titania business, which operated two manufacturing facilities in Ashtabula in the 1960s and early 1970s. The ARCG II is part of a public/private partnership (the Ashtabula River Partnership) established to conduct dredging and environmental restoration of the Ashtabula River. In addition to funding provided by the ARCG II and the State of Ohio, the federal government also provided funding toward the project under the Great Lakes Legacy Act and the Water Resources Development Act. Dredging of the river was completed in 2008 and the landfill that was constructed to contain all of the dredged materials was capped in 2009. The ARCG II also is in the process of finalizing a settlement with the Ashtabula River Natural Resource Trustees for alleged natural resource damages to the river. The Consent Decree memorializing this settlement is expected to be signed in late 2009 or early 2010.

In 1986, Cabot sold a beryllium manufacturing facility in Reading, Pennsylvania to NGK Metals, Inc. (“NGK”). In doing so, we agreed to share with NGK the costs of certain environmental remediation of the Reading plant site. After the sale, the EPA issued an order to NGK pursuant to the Resource Conservation and Recovery Act (“RCRA”) requiring NGK to address soil and groundwater contamination at the site. Soil remediation at the site has been completed and the groundwater remediation activities are ongoing pursuant to the RCRA order. We are contributing to the costs of the groundwater remediation activities pursuant to the cost-sharing agreement with NGK.

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

As of September 30, 2009, we had a $6 million reserve on a discounted basis ($6 million on an undiscounted basis) for environmental remediation costs at various sites. The operation and maintenance component of this reserve was $3 million on a discounted basis ($4 million on an undiscounted basis). This amount represents our current best estimate of costs likely to be incurred for remediation based on our analysis of the extent of cleanup required, alternative cleanup methods available, abilities of other responsible parties to contribute and our interpretation of laws and regulations applicable to each of our sites.

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

As of September 30, 2009, there were approximately 52,000 claimants in pending cases asserting claims against AO in connection with respiratory products. Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. In order to quantify our estimated share of liability for pending and future respirator liability claims, we engaged, through counsel, the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm in the field of tort liability valuation. The methodology developed by HR&A addresses the complexities surrounding our potential liability by making assumptions about future claimants with respect to periods of asbestos exposure and respirator use. Using those and other assumptions, HR&A estimated the number of future claims that would be filed and the related costs that would be incurred in resolving those claims. On this basis, HR&A then estimated the net present value of the share of these liabilities that reflected our period of direct manufacture and our actual contractual obligations assuming that all other members of the Payor Group meet their obligations. Based on the HR&A estimates, we have recorded on a net present value basis a $13 million reserve ($23 million on an undiscounted basis) to cover our estimated share of liability for pending and future respirator claims.

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

Carbon Black Antitrust Litigation

Cabot was one of several carbon black manufacturer defendants in federal and state class actions initially filed in 2003 alleging that the defendants violated federal and state antitrust laws in connection with the sale of carbon black. As of September 30, 2009, the only pending state action was in Florida, with all of the other federal and state class actions having been previously settled. The parties in the Florida action entered into a settlement agreement, which received final court approval in October 2009. We deny any wrongdoing of any kind in these cases and strongly believe we have good defenses to the claims, but agreed to the settlements to avoid further expense, inconvenience, risk and the distraction of burdensome and protracted litigation.

Beryllium Claims

We are a party to several pending actions in connection with our discontinued beryllium operations in Reading, Pennsylvania. We entered the beryllium industry through an acquisition in 1978. We ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of our former beryllium business was sold to NGK Metals, Inc. in 1986. The actions involve claims for personal injury and medical monitoring relating to alleged contact with beryllium in various ways and are pending in the state and federal courts in Pennsylvania and in the state court in California. All of the personal injury and medical monitoring actions filed in the Pennsylvania courts have either been settled or resolved in our favor at the trial court level, although the plaintiffs in some cases have filed appeals. The actions pending in the California state court all involve claims for medical monitoring. We believe that we have valid defenses to all of these beryllium actions and will assert them vigorously in the various venues in which claims have been asserted. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of these matters.

AVX Contract Dispute

In March 2004, AVX Corporation (“AVX”) filed an action against us in the United States District Court for the District of Massachusetts. The complaint alleged that we violated the federal antitrust laws in connection with the parties’ January 1, 2001 tantalum supply agreement (the “Supply Agreement”) by purportedly tying AVX’s purchases of Cabot’s “flake” tantalum powder to its purchases of Cabot’s “nodular” tantalum powder. In February 2009, the court granted Cabot’s motion for summary judgment in this matter and dismissed this case against Cabot, which AVX appealed. In addition, in September 2005, AVX filed an action in the Superior Court of Massachusetts for Suffolk County, which was moved to the Business Litigation Section of the Superior Court of Massachusetts in November 2005, alleging that Cabot improperly administered the “most favored customer” provisions of the parties’ Supply Agreement for the years 2003 through 2005. Cabot filed counterclaims against AVX asserting that AVX actually underpaid for tantalum products during that period. AVX’s damage claim had been limited by the court to approximately $30 million, not including pre-judgment interest. In October 2009, Cabot and AVX entered into an agreement settling both of these matters. We deny any wrongdoing of any kind in these cases and strongly believe we have good defenses to the claims, but agreed to the settlement to avoid further expense, inconvenience, risk and the distraction of burdensome and protracted litigation.

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

None.

Executive Officers of the Registrant

Set forth below is certain information about Cabot’s executive officers. Ages are as of November 28, 2009.

Patrick M. Prevost, age 54, joined Cabot in January 2008 as President and Chief Executive Officer. Mr. Prevost has also been a member of Cabot’s Board of Directors since January 2008. Prior to joining Cabot, since October 2005, Mr. Prevost served as President, Performance Chemicals, of BASF AG, an international chemical company. Prior to that, he was responsible for BASF Corporation’s Chemicals and Plastics business in North America. Prior to joining BASF in 2003, he held senior management positions at BP Chemicals and Amoco.

Eduardo E. Cordeiro, age 42, is Executive Vice President and Chief Financial Officer. Mr. Cordeiro joined Cabot in 1998 as Manager of Corporate Planning and served in that position until January 2000. Mr. Cordeiro was Director of Finance and Investor Relations from January 2000 to March 2002, Corporate Controller from March 2002 to July 2003, General Manager of the Fumed Metal Oxides Business from July 2003 to January 2005, General Manager of the Supermetals Business from January 2005 to May 2008, and responsible for Corporate Strategy from May 2008 until February 2009, when he became Cabot’s Chief Financial Officer. Mr. Cordeiro also co-managed CSMP from November 2004 to May 2008. Mr. Cordeiro was appointed Vice President in March 2003 and Executive Vice President in March 2009.

David A. Miller, age 50, joined Cabot in September 2009 as Executive Vice President, General Manager of Cabot’s Core Segment and General Manager of the Americas region. Prior to joining Cabot, Mr. Miller held a variety of management positions in BP, p.l.c.’s chemical business in North America, Europe and Asia. Most recently, Mr. Miller served as President, Aromatics Asia, Europe and Middle East from January 2007 to July 2009, President, Global Purified Terephthalic Acid from October 2005 to January 2007, and Senior Vice President, Olefins and Derivatives China & Asia Operations (Innovene division) from January 2004 to October 2005.

Brian A. Berube, age 47, is Vice President and General Counsel. Mr. Berube joined Cabot in 1994 as an attorney in Cabot’s law department and became Deputy General Counsel in June 2001. Mr. Berube was appointed Vice President in March 2002 at which time he was also named Business General Counsel. Mr. Berube has been General Counsel since March 2003.

Sean D. Keohane, age 42, is Vice President and General Manager of the Performance Segment. Mr. Keohane joined Cabot in August 2002 as Global Marketing Director. Mr. Keohane was General Manager of the Performance Products Business from October 2003 until May 2008, when he was named General Manager of the Performance Segment. He was appointed Vice President in March 2005. Before joining Cabot, Mr. Keohane worked for Pratt & Whitney, a division of United Technologies, in a variety of leadership positions.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Cabot’s common stock is listed for trading (symbol CBT) on the New York Stock Exchange. As of November 19, 2009, there were 1,242 holders of record of Cabot’s common stock. The tables below show the high and low sales price for Cabot’s common stock for each of the fiscal quarters ended December 31, March 31, June 30, and September 30 and the quarterly cash dividend paid on Cabot’s common stock for the past two fiscal years.

Stock Price and Dividend Data

	Quarters Ended
	December 31	March 31	June 30	September 30
Fiscal 2009
Cash dividends per share	$0.18	$0.18	$0.18	$0.18
Price range of common stock:
High	$32.00	$16.66	$18.42	$24.67
Low	$13.42	$7.97	$10.12	$12.18

Fiscal 2008
Cash dividends per share	$0.18	$0.18	$0.18	$0.18
Price range of common stock:
High	$40.49	$33.50	$33.72	$33.46
Low	$30.44	$25.47	$24.24	$21.98

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended September 30, 2009:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2009—July 31, 2009	2,050	$11.25	—	4,311,122
August 1, 2009—August 31, 2009	42,301	$18.98	—	4,311,122
September 1, 2009—September 30, 2009	57,559	$13.09	—	4,311,122

Total	101,910		—

(1)

On May 11, 2007, we publicly announced that the Board of Directors authorized us to repurchase five million shares of our common stock on the open market or in privately negotiated transactions. On September 14, 2007, the Board of Directors increased the share repurchase authorization to 10 million shares (the “2007 Authorization”). This authority does not have a set expiration date. We did not repurchase any shares under the 2007 Authorization in the fourth quarter of fiscal 2009.

In addition to the 2007 Authorization, the Board has authorized us to repurchase shares of restricted stock purchased by recipients of long-term incentive awards in 2006, 2007 and 2008 at any date on or after such shares vest to satisfy tax withholding obligations that arise on the vesting of such shares and to satisfy associated loan repayment liabilities. The shares are repurchased from employees at fair market value. During the fourth quarter of fiscal 2009, we repurchased 54,260 shares from employees to satisfy loan repayment liabilities.

From time to time, we also repurchase shares of unvested restricted stock from employees whose employment is terminated before such shares vest. These shares are repurchased pursuant to the terms of our equity incentive plans and are not included in the shares repurchased under the authorizations described above. During the fourth quarter of fiscal 2009, we repurchased 47,650 forfeited shares pursuant to the terms of our equity incentive plans.

Item 6.	Selected Financial Data

Years Ended September 30
2009	2008	2007	2006	2005
(Dollars in millions, except per share amounts and ratios)
Consolidated Net Income (Loss)
Net sales and other operating revenues	$2,243	$3,191	$2,616	$2,543	$2,125

Gross profit	227	484	505	419	433
Selling and administrative expenses	211	246	249	235	240
Research and technical expense	71	74	69	58	59
Goodwill and long-lived asset impairment charge	—	—	—	—	211

(Loss) income from operations(a)	(55)	164	187	126	(77)
Net interest expense and other charges(b)	(47)	(52)	(19)	(29)	(16)

(Loss) income from continuing operations	(102)	112	168	97	(93)
Benefit (provision) for income taxes(c)	22	(14)	(38)	(9)	45
Equity in net income of affiliated companies	5	8	12	12	12
Minority interest in net income	(2)	(20)	(15)	(12)	(12)
Income from operations of discontinued businesses	—	—	2	2	—
Charge from cumulative effect of changes in accounting principles	—	—	—	(2)	—

Net (loss) income	$(77)	$86	$129	$88	$(48)

Common Share Data
Diluted net income (loss):
(Loss) income from continuing operations	$(1.22)	$1.34	$1.87	$1.28	$(0.84)
Discontinued operations:
(Loss) income from operations of discontinued businesses	(0.01)	—	0.03	0.03	—
(Loss) from cumulative effect of changes in accounting principles	—	—	—	(0.03)	—

Net (loss) income	$(1.23)	$1.34	$1.90	$1.28	$(0.84)

Dividends	$0.72	$0.72	$0.72	$0.64	$0.64
Closing prices	$23.11	$31.78	$35.53	$37.20	$33.01
Average diluted shares outstanding—millions(d)	63	64	68	68	60
Shares outstanding at year end—millions(e)	65	65	65	64	63

Consolidated Financial Position
Total current assets	$1,200	$1,408	$1,275	$1,255	$1,246
Net property, plant and equipment	1,012	1,082	1,016	964	834
Other assets	464	368	345	315	294

Total assets	$2,676	$2,858	$2,636	$2,534	$2,374

Total current liabilities	$477	$601	$547	$505	$433
Long-term debt	623	586	503	459	463
Other long-term liabilities and minority interest	442	422	392	374	379
Stockholders’ equity	1,134	1,249	1,194	1,196	1,099

Total liabilities and stockholders’ equity	$2,676	$2,858	$2,636	$2,534	$2,374

Working capital	$723	$807	$728	$750	$813

Selected Financial Ratios
Income (loss) from continuing operations as a percentage of sales	(4)%	3%	6%	4%	(4)%
Return on average stockholders’ equity(f)	(6)%	8%	11%	9%	(4)%
Net debt to capitalization ratio(g)	22%	30%	25%	22%	24%
Earnings to fixed charges ratio(h)	NA	3	x	5	x	4	x	NA

(a)

Loss from operations for fiscal 2009 includes charges of $91 million for the Company’s restructuring activities, $89 million of which related to the 2009 global restructuring plan, $4 million for executive transition costs, $1 million for the write-down of impaired investments, and $7 million for environmental reserves and legal settlements. Income from operations for fiscal 2008 includes charges of $16 million for the closure of our carbon black facility in Waverly, West Virginia, $6 million for the Company’s 2008 global restructuring plan, $4 million for executive transition costs, $3 million for environmental and legal reserves, $2 million related to the closure of a former carbon black facility, and $2 million for debt issuance costs, offset by a gain of $18 million for the sale of land in Altona, Australia and a $2 million reduction in the reserve for respirator claims. Income from operations for fiscal 2007 includes charges of $18 million for legal and environmental reserves and settlements, $12 million for restructuring activities, and $4 million related to the acquisition of in-process research and development technology in the Supermetals Business. Income from operations for fiscal 2006 includes charges of $10 million for global restructuring activities, $11 million of charges related to the closure of our Altona, Australia facility, $3 million for cost reduction initiatives and a $27 million payment in connection with a new tantalum ore agreement. Loss from operations for fiscal 2005 includes charges of $16 million for restructurings and $15 million of charges for cost reduction initiatives in the Supermetals Business.

(b)

Net interest expense and other charges for fiscal 2009 include foreign currency losses of approximately $17 million. Net interest expense and other charges for fiscal 2008 include foreign currency losses of approximately $5 million. Net interest expense and other charges for fiscal 2007 include foreign currency gains of approximately $8 million. Net interest expense and other charges for fiscal 2006 include an $8 million charge related to a foreign currency translation adjustment write-off due to the substantial liquidation of our Altona, Australia entity. Net interest expense and other charges for fiscal 2005 include $2 million of insurance recoveries and $2 million of income related to foreign currency translation adjustments.

(c)

The Company’s tax rate for fiscal 2009 was a benefit of 22%, which includes $12 million of net tax benefits resulting from settlements of various tax audits and tax credits during the year. The Company’s tax rate for fiscal 2008 was a provision of 13%, which includes approximately $11 million of net tax benefits resulting from settlements of various tax audits and tax credits during the year. The Company’s tax rate for fiscal 2007 was a provision of 23%, which includes $3 million in tax benefits resulting from the settlement of various tax audits during the year. The Company’s tax rate for fiscal 2006 was a provision of 9%, which includes $18 million in tax benefits from the settlement of various tax audits during the year. The Company’s tax rate for fiscal 2005 was a benefit of 48%, which includes the effect of a $23 million tax settlement benefit.

(d)

The weighted average common shares outstanding for fiscal 2009 excludes approximately 2 million shares as those shares would have had an antidilutive effect due to the Company’s net loss position. The weighted average common shares outstanding for fiscal 2005 excludes approximately 8 million shares as those shares would have had an antidilutive effect due to the Company’s net loss position.

(e)

The shares outstanding as of September 30, 2007 reflect the issuance in July 2007 of approximately 4.7 million shares of common stock upon the conversion of all of our then outstanding shares of Series B ESOP Convertible Preferred Stock and the repurchase of approximately 4.6 million shares of common stock during fiscal 2007.

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

(h)

Earnings to fixed charges is calculated as follows: the sum of (i) earnings, defined as (loss) income from continuing operations plus dividends received from equity affiliates and (ii) fixed charges, defined as the sum of interest on indebtedness, implied interest on rental payments, and preferred stock dividends, divided by fixed charges. For fiscal 2009 and 2005 the earnings to fixed charges ratio is negative because of the losses in those years. The dollar amount of the deficiency is $102 million and $93 million for fiscal 2009 and 2005, respectively.

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

The following table summarizes the percentages of total net sales and other operating revenues recognized in each of our reportable segments. Other operating revenues, which represent less than two percent of total revenues, are primarily royalties for licensed technology:

	Years ended September 30
	2009	2008	2007
Core Segment
Rubber Blacks Business	59%	60%	55%
Supermetals Business	6%	6%	9%
Performance Segment	29%	30%	32%
New Business Segment	3%	2%	2%
Specialty Fluids Segment	3%	2%	2%

As indicated above, we derive a substantial majority of revenues from the sale of products in our Core and Performance Segments. Revenue from these products is typically recognized when the product is shipped and title and risk of loss have passed to the customer. We offer certain customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction in sales at the time revenue is recognized and are estimated based on historical experience and contractual obligations. We periodically review the assumptions underlying the estimates of discounts and volume rebates and adjust revenues accordingly. Certain Rubber Blacks Business and Performance Segment customer contracts contain price protection clauses that provide for the potential reduction in past or future sales prices under specific circumstances. We analyze these contract provisions to determine if an obligation related to these clauses exists and record revenue net of any estimated protection commitments.

The majority of the revenue in the Specialty Fluids Segment arises from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned.

We maintain allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during fiscal 2009 and 2008 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Total U.S. inventories utilizing this cost flow assumption were $64 million and $75 million at September 30, 2009 and 2008, respectively. These inventories represent 18% and 14% of total worldwide inventories at the respective year-ends. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $119 million and $140 million higher as of September 30, 2009 and September 30, 2008, respectively. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales. If, however, we were using a FIFO method, our purchases from 60 days earlier, which were at lower prices, would instead be the first charged to cost of sales. The opposite result could occur during a period of rapid decline in raw material costs.

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

During fiscal 2009, 2008 and 2007, inventory quantities were reduced at our U.S. Supermetals site. Additionally, during fiscal 2009 and 2008 inventory quantities were reduced at our U.S. Rubber Blacks and Performance Products sites, leading to liquidations of LIFO inventory quantities. These LIFO layer liquidations resulted in a decrease of cost of goods sold of $6 million, $14 million and $4 million and an increase in net income of $4 million ($0.07 per diluted common share), $9 million ($0.14 per diluted common share) and $3 million ($0.04 per diluted common share) for fiscal 2009, 2008 and 2007, respectively.

We review inventory for both potential obsolescence and potential loss of value periodically. In this review, we make assumptions about the future demand for and market value of the inventory and based on these assumptions estimate the amount of any obsolete, unmarketable or slow moving inventory. We write down our inventories if they are considered to be obsolete or unsaleable by an amount equal to the difference between the cost of inventory and the estimated market value. In cases where inventories are still saleable but the market value is below cost, the inventory is adjusted to its market value. Historically, such write-downs have not been significant. If actual market conditions are less favorable than those projected by management at the time of the assessment, however, additional inventory write-downs may be required, which could reduce our gross profit and our earnings.

Stock-based Compensation

We issue restricted stock and stock options under our equity compensation plans. The fair value of restricted stock is based on intrinsic value at the grant date and is recognized as expense over the service period, which generally represents the vesting period. There are no significant estimates involved in recording compensation costs under the intrinsic value method with the exception of estimates we make around the probability of forfeitures. Changes in the forfeiture assumptions could impact our earnings but would not impact our cash flows.

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

Goodwill and Other Intangible Assets

We perform an impairment test for goodwill at least annually and when events or changes in business circumstances indicate that the carrying value may not be recoverable. To test whether an impairment exists, the fair value of the applicable reporting unit is estimated based on discounted future cash flows. The calculation of fair value is sensitive to both the estimated future cash flows and the discount rate applied to those cash flows. The assumptions used to estimate the discounted cash flows are based on management’s best estimates about selling prices, production and sales volumes, costs, future growth rates, capital expenditures and market conditions over an estimate of the remaining operating period at the reporting unit. The discount rate is based on the weighted average cost of capital that is determined by evaluating the risk-free rate of return, cost of debt and expected equity premiums. If an impairment exists, a loss to write down the value of goodwill to its implied fair value is recorded. While this would have no direct impact on our cash flows, it would reduce our earnings. No impairments were recorded in fiscal 2009, 2008 or 2007.

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

All derivatives are recognized on the consolidated balance sheets at fair value. The changes in the fair value of derivatives are recorded in either earnings or other comprehensive income, depending on whether or not the instrument is designated as part of a hedge transaction and, if designated as part of a hedge transaction, the type of hedge transaction. The gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings immediately.

In accordance with our risk management strategy, we may enter into certain derivative instruments that may not be designated as hedges for hedge accounting purposes. Although these derivatives are not designated as hedges, we believe that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. We record directly to earnings the gains or losses from changes in the fair value of derivative instruments that are not designated as hedges.

In the recent past, the ability of financial counterparties to perform under these financial instruments has become less certain. We attempt to take into account the financial viability of counterparties in both valuing the instruments and determining their effectiveness as hedging instruments. If a counterparty was unable to perform, our ability to qualify for hedge accounting for certain transactions would be compromised and the realizable value of these financial instruments would be uncertain. As a result, our results of operations and cash flows could be impacted.

We carry a variety of different cash and cash equivalents on our consolidated balance sheets. We continually assess the liquidity of cash and cash equivalents and as of September 30, 2009, we have determined that they are readily convertible to cash.

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

We compute our recorded obligations globally in accordance with U.S. generally accepted accounting principles. Under such principles, if actual results differ from what is projected, the differences are generally accumulated and amortized over future periods and could therefore affect the recognized expense and recorded obligation in such future periods. However, cash flow requirements may be different from the amounts of expense that are recorded in the consolidated financial statements. In fiscal 2009, restructuring activities resulted in certain pension plan curtailments and settlements, which tend to accelerate the recognition of the deferred gains and losses.

Self-Insurance Reserves

We are partially self-insured for certain third-party liability, workers’ compensation and employee medical benefits in the United States. The third-party and workers’ compensation liabilities are managed through a wholly-owned insurance captive and the related liabilities are included in the consolidated financial statements. The employee medical obligations are managed by a third-party provider and the related liabilities are included in the consolidated financial statements. To limit our potential liabilities for these risks, however, we purchase insurance from third-parties that provides individual and aggregate stop loss protection. The aggregate self-insured liability for combined workers’ compensation and third-party liabilities in the United States in fiscal 2009 is $5 million, and the retention for medical costs in the United States is at most $200,000 per person per annum. We have accrued amounts equal to the actuarially determined future liabilities. We determine the actuarial assumptions in collaboration with third-party actuaries, based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs and changes in actual experience could cause these estimates to change and impact our earnings and cash flows.

Asset Retirement Obligations

We account for asset retirement obligations by estimating incremental costs for special handling, removal and disposal costs of materials that may or will give rise to conditional asset retirement obligations (“AROs”) and then discount the expected costs back to the current year using a credit adjusted risk-free rate. ARO liabilities and costs are recognized when the timing and/or settlement can be reasonably estimated. If it is unclear when, or if, an ARO will be triggered, we use probability weightings for possible timing scenarios to determine the amounts that should be recognized in our financial statements.

The estimation of AROs is subject to a number of inherent uncertainties including: (a) the timing of when any ARO may be incurred, (b) the ability to accurately identify and reasonably estimate the costs of all materials that may require special handling or treatment, (c) the ability to assess the relative probability of different scenarios that could give rise to an ARO, and (d) other factors outside our control, including changes in regulations, costs and interest rates.

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

The most significant reserves that we have established are for environmental remediation and respirator litigation claims. The amount accrued for environmental matters reflects our assumptions about remediation requirements at the contaminated sites, the nature of the remedies, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. A portion of the reserve for environmental matters is recognized on a discounted basis, which requires the use of estimated discount rates and estimates of future cash flows associated with the liability. These liabilities can be affected by the availability of new information, changes in the assumptions on which the accruals are based, unanticipated government enforcement action or changes in applicable government laws and regulations, which could result in higher or lower costs.

Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of other parties that contribute to the settlement of respirator claims, (viii) a change in the availability of American Optical’s insurance coverage, (ix) changes in the allocation of costs among other parties that contribute to the settlement of respirator claims and (x) a determination that our interpretation of the contractual obligations on which we have estimated our share of liability is inaccurate. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount. Further, if the timing of our actual payments made for respirator claims differs significantly from our estimated payment schedule, and we could no longer reasonably predict the timing of such payments, we could then be required to record the reserve amount on an undiscounted basis on our consolidated balance sheets, causing an immediate impact to earnings.

Income Taxes

Our business operations are global in nature, and we are subject to taxes in numerous jurisdictions. Tax laws and tax rates vary substantially in these jurisdictions and are subject to change based on the political and economic climate in those countries. We file our tax returns in accordance with our interpretations of each jurisdiction’s tax laws.

Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities. In the ordinary course of our business, there are operational decisions, transactions, facts and circumstances, and calculations which make the ultimate tax determination uncertain. Furthermore, our tax positions are periodically subject to challenge by taxing authorities throughout the world. We have recorded reserves for taxes and associated interest and penalties that may become payable in future years as a result of audits by tax authorities. Certain of these reserves are for uncertain income tax positions taken on income tax returns.

We record obligations for uncertain tax positions based on an assessment of whether the position is more likely than not to be sustained by the taxing authorities. If this threshold is not met, the full amount of the uncertain tax position is recorded as a liability. If the threshold is met, the tax benefit that is recognized is the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. This analysis presumes the taxing authorities’ full knowledge of the positions taken and all relevant facts, but does not consider the time value of money. We also accrue for interest and penalties on these uncertain tax positions and include such charges in the income tax provision in the consolidated statements of operations.

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

Highly Inflationary Environments

We monitor the currencies of countries in which we operate in order to determine if the country should be considered a highly inflationary environment. If and when a currency is determined to be highly inflationary (cumulative inflation of approximately 100 percent or more over a 3-year period), the functional currency of the affected operation would be changed to our reporting currency, the U.S. dollar. This change in functional currency to the U.S. Dollar would result in (i) a one time remeasurement of our net monetary assets and liabilities, directly impacting our statement of operations, and (ii) foreign exchange gains or losses being recognized on all transactions and monetary assets and liabilities denominated in currencies other than the U.S. Dollar. As of September 30, 2009, Venezuela is on our watch list and we expect the Bolivar will trigger highly inflationary accounting during fiscal 2010.

Restructuring Activities

Our consolidated financial statements detail specific charges relating to restructuring activities as well as the actual spending that has occurred against the restructuring accruals. Our restructuring charges are estimates based on our preliminary assessments of numerous factors, including (i) severance benefits to be granted to employees which are based on known benefit formulas and identified job grades, (ii) the timeframe and costs to vacate certain facilities and (iii) asset impairments. Because these accruals are estimates, they are subject to change as a result of deviations from initial restructuring plans or subsequent information that may come to our attention. These deviations may lead to changes in estimates, which would then be reflected in our consolidated financial statements.

Significant Accounting Policies

We have other significant accounting policies that are discussed in Note A of the Notes to our Consolidated Financial Statements and in Item 8 below. Certain of these policies include the use of estimates, but do not meet the definition of critical because they generally do not require estimates or judgments that are as difficult or subjective to measure. However, these policies are important to an understanding of the consolidated financial statements.

Newly Issued Accounting Pronouncements Not Yet Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on business combinations that will become effective for all business combinations completed by us on or after October 1, 2009. The guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. It also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations.

In December 2007, the FASB issued authoritative guidance that changes the accounting and reporting for non-controlling interests that will become effective for us beginning October 1, 2009. The guidance establishes accounting and reporting standards for the ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in the parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. It also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Adoption of the guidance is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning October 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We are evaluating the impact of this guidance on our consolidated financial statements.

Results of Operations

Definition of Terms

The following discussion of results includes information about our reportable segment sales and segment (or business) operating profit (loss) before tax (“PBT”). Segment PBT is a non-GAAP financial measure and is not intended to replace income (loss) from operations before taxes, the most directly comparable GAAP financial measure. In calculating segment PBT we exclude certain items, meaning items that are significant and unusual or infrequent, as these amounts are not believed to reflect our true underlying business performance. In addition, in calculating segment PBT we include equity in net income of affiliated companies, royalties paid by equity affiliates and minority interest but exclude interest expense, foreign currency transaction gains and losses, interest income, dividend income and unallocated corporate costs. Our Chief Operating Decision-Maker uses segment PBT to evaluate changes in the operating results of each segment and to allocate resources to the segments. We believe that this non-GAAP measure also assists our investors in evaluating the changes in our results and performance. A reconciliation of segment PBT to income (loss) from operations is set forth within this section.

When discussing our business activities we use several terms. The term “operating expenses” means fixed costs, including both fixed manufacturing costs, which includes utilities, and selling, technical and administrative expenses. The term “product mix” refers to the various types and grades, or mix, of products sold in a particular Business or Segment during the period, and the positive or negative impact of that mix on the revenue or profitability of the Business or Segment. The term “LIFO benefit” or “LIFO impact” includes two factors: (i) the impact of current inventory costs being recognized immediately in cost of goods sold (“COGS”) under a last-in first-out method, compared to the older costs that would have been included in COGS under a first-in first-out method (“COGS impact”); and (ii) the impact of reductions in inventory quantities, causing historical inventory costs to flow through COGS (“liquidation impact”). The term “contract lag” refers to the time lag of the price adjustments in certain of our rubber blacks supply contracts to account for changes in feedstock costs and, in some cases, changes in other relevant costs. The term “unallocated corporate costs” refers to costs that are not controlled by the segments which primarily benefit corporate interests.

Cabot is organized into four business segments: the Core Segment, which is further disaggregated for financial reporting purposes into the Rubber Blacks and the Supermetals Businesses, the Performance Segment, the New Business Segment and the Specialty Fluids Segment. Cabot is also organized for operational purposes into three geographic regions: the Americas, which includes North and South America; Europe, Middle East and Africa; and Asia Pacific, including China. Discussions of all periods reflect these structures.

Our analysis of financial condition and operating results should be read with our Consolidated Financial Statements and accompanying notes. Unless a calendar year is specified, all references to years in this discussion are to our fiscal years ended September 30.

Drivers of Demand and Key Factors Affecting Profitability

Drivers of demand and key factors affecting our profitability differ by Segment. In our Core Segment, demand in the Rubber Blacks Business is influenced on a long term basis primarily by the number of tires produced resulting from vehicle miles driven and automotive builds. Over the past several years, the Rubber

Blacks Business’ results have been driven by increases or decreases in sales volumes, changes in raw material costs, our ability to obtain sales price increases for our products commensurate with increases in raw material costs, global and regional capacity utilization, fixed cost savings achieved through restructuring and other cost saving activities, our growth in emerging markets, capacity management and technology investment, including the impact of energy utilization technology at our manufacturing facilities. Historically, the timing of sales price increases has been influenced by the time lag of pricing adjustments in our annual and long term supply contracts that contain feedstock related pricing formulas. Since 2008, we have been actively renegotiating these contracts in an attempt to reduce this time delay and during 2009 substantially reduced the percentage of volume subject to this time lag. In the Supermetals Business, longer term demand for tantalum is largely driven by the number of electronic devices produced using tantalum capacitors versus competing materials. Over the past several years capacitors have been made using higher efficiency powders that require a lower volume of tantalum powder to achieve the same capacitance, thus reducing overall demand. Profitability in recent years has largely been determined by volume changes associated with fluctuations in the electronics market, our cost of ore, our ability to implement cost reduction initiatives, a highly competitive market environment and our ability to increase prices to stabilize margins.

In our Performance Segment, longer term demand is driven primarily by the construction and infrastructure, automotive, electronics and consumer products industries. In recent years, results in the Performance Segment have been driven by growth in emerging markets, delivering differentiated products that drive enhanced performance in customers’ applications, our ability to obtain value pricing for this differentiation, changes in raw material and energy costs and our ability to obtain sales price increases for our products commensurate with increases in these costs.

In our New Business Segment drivers of demand are specific to the various businesses. In the Inkjet Colorants Business, demand has been driven by a relative increase of printer platforms using our pigments at both new and existing customers and the broader adoption of inkjet technology in office and commercial printing applications. Demand in our Aerogel Business has been driven by an increasing number of projects using our products in the oil and gas and daylighting markets. In recent years, demand in Superior MicroPowders has been driven principally by the number of security taggant applications incorporating our unique and proprietary particles. Results in the New Business Segment have been influenced by our ability to improve the pace of revenue generation in the Segment, by choosing the highest value opportunities and working with lead users in the appropriate markets, and by ensuring that the overall cost platform of the Segment is sized appropriately for the opportunities.

In our Specialty Fluids Segment, demand for cesium formate is primarily driven by the level of drilling of high pressure oil and gas wells and by the petroleum industry’s acceptance of our product as a drilling and completion fluid for this application. Results in the Specialty Fluids Segment have been driven by the size and type of jobs, the mix of rental versus sale revenue and our ability to expand the use of our fluids into regions outside of the North Sea.

Results for Fiscal 2009

During fiscal 2009, profitability decreased compared to fiscal 2008. The decrease was principally caused by lower volumes from weak demand and destocking in the tire, automotive, construction and electronics markets due to the global economic slowdown and credit crisis. Lower sales volumes resulted in excess levels of inventory in our Rubber Blacks and Performance Products Businesses. These inventories were not sold until later in the year when finished product prices had been adjusted downward due to falling raw material costs. The resulting unit margin compression reduced profitability. These factors were partially offset by contract lag and LIFO benefits from lower carbon black feedstock costs and lower operating expenses from restructuring and cost saving actions implemented during fiscal 2009. We substantially improved the performance of our New Business Segment during the year, increasing revenue, profitability and cash flow. Our cash and liquidity position remained solid during fiscal 2009 as we significantly reduced working capital. In September 2009 we raised $300 million in long term public debt. A portion of the net proceeds was used to pay down borrowings under our revolving credit facility, and the remainder will be used for general corporate purposes.

During the second half of fiscal 2009 we experienced sequential improvement in volumes and operating results. The improvement was driven by a trend of increasing demand in our key end markets. Volume increases were particularly strong in emerging markets. Additionally, the unfavorable impact of older higher cost inventories on our results was significantly less in the second half of fiscal 2009 than it was in the first half.

Outlook for Fiscal 2010

Although the improvement in volume we experienced from increasing demand in our key end markets during the second half of fiscal 2009 was positive, we remain cautiously optimistic about the speed of a full volume recovery to fiscal 2008 levels given the broader economic environment. The actions we have taken during fiscal 2009, including our restructuring program, and investments in emerging market capacity and energy recovery technology, position us well to benefit from a continued recovery. We anticipate building on the progress we made in the New Business Segment during fiscal 2009 with opportunities for additional revenue growth. Given our success over the past several years in the Specialty Fluids Segment at expanding the use of our fluids outside of the North Sea, we are optimistic about our ability to continue this trend in fiscal 2010.

Fiscal 2009 compared to Fiscal 2008 and Fiscal 2008 compared to Fiscal 2007—Consolidated

Net Sales and Gross Profit

	Years Ended September 30
	2009	2008	2007
	(Dollars in millions)
Net Sales	$2,243	$3,191	$2,616
Gross Profit	$227	$484	$505

The $948 million decrease in sales in fiscal 2009, when compared to fiscal 2008, was primarily due to lower volumes ($757 million) from weaker demand in our key end markets resulting from the global economic downturn, lower prices ($119 million) driven by lower carbon black raw material costs and the unfavorable effect of foreign currency translation ($87 million). The $575 million increase in sales in fiscal 2008, when compared to fiscal 2007, was primarily due to higher prices ($354 million) and the benefit of foreign currency translation ($215 million). These positive factors were partially offset by slightly lower volumes ($12 million), principally associated with the expiration in fiscal 2007 of a fixed price, fixed volume contract in the Supermetals Business that resulted in an unfavorable comparison for fiscal 2008.

Our gross profit was 10% of net sales in fiscal 2009, compared to 15% in fiscal 2008 and 19% in fiscal 2007. Gross profit decreased by $257 million in fiscal 2009 when compared to fiscal 2008 principally due to lower volumes from weaker demand in our end markets, charges recorded as cost of sales during fiscal 2009 principally related to restructuring expenses and the unfavorable impact of older, high cost inventories in our carbon black related businesses. These factors were partially offset by contract lag and LIFO benefits resulting from lower carbon black feedstock costs, reduced operating expenses from the implementation of restructuring and cost saving actions and improved performance in our New Business Segment.

Gross profit decreased by $21 million in fiscal 2008 relative to fiscal 2007 as increases in raw material costs outpaced sales price increases. This was partially offset by lower restructuring related charges recorded as cost of sales in fiscal 2008 when compared to fiscal 2007.

Selling and Administrative Expenses

	Years Ended September 30
	2009	2008	2007
	(Dollars in millions)
Selling and Administrative Expenses	$211	$246	$249

Selling and administrative expenses decreased by $35 million in fiscal 2009 when compared to fiscal 2008. The decrease is principally due to restructuring and cost saving actions implemented during fiscal 2009, partially offset by restructuring related charges. Selling and administrative expenses decreased by $3 million in fiscal 2008 when compared to fiscal 2007. Charges related to the fiscal 2007 settlement of the federal carbon black antitrust litigation did not reoccur in fiscal 2008, leading to a favorable comparison. This was partially offset by unfavorable foreign currency translation on our expenses in fiscal 2008.

Research and Technical Expenses

	Years Ended September 30
	2009	2008	2007
	(Dollars in millions)
Research and Technical Expenses	$71	$74	$69

In fiscal 2009, research and technical expenses decreased by $3 million when compared to fiscal 2008. The lower expenses were principally associated with cost reduction efforts and a greater focus on the efficiency of our new business development activities. Research and technical expenses increased by $5 million in fiscal 2008 when compared to fiscal 2007, primarily due to increased spending in the Performance Segment for the continued development of differentiated products.

Interest and Dividend Income

	Years Ended September 30
	2009	2008	2007
	(Dollars in millions)
Interest and Dividend Income	$3	$4	$10

Interest and dividend income decreased by $1 million in fiscal 2009 when compared to fiscal 2008 due to lower interest rates in fiscal 2009. Interest and dividend income decreased by $6 million in fiscal 2008 when compared to fiscal 2007 due principally to lower cash balances in fiscal 2008 available for interest earning investments.

Interest Expense

	Years Ended September 30
	2009	2008	2007
	(Dollars in millions)
Interest Expense	$30	$38	$34

Interest expense decreased by $8 million in fiscal 2009 when compared to fiscal 2008. The decrease was due to a lower level of borrowing, as we materially reduced our debt during most of fiscal 2009, and the benefit of lower interest rates associated with our floating rate debt. Interest expense increased by $4 million in fiscal 2008 when compared to fiscal 2007. The increase was due principally to increases in debt levels.

Other (Charges) Income

	Years Ended September 30
	2009	2008	2007
	(Dollars in millions)
Other (Charges) Income	$(20)	$(18)	$5

Other charges in fiscal 2009 increased by $2 million when compared to fiscal 2008. The increase is primarily attributable to an increased unfavorable impact from foreign currency transactions ($12 million), including from the write-down in value of Bolivars that had accumulated over several years in Venezuela to a parallel exchange rate ($6 million). These factors were partially offset by a reduced impact of fair market value currency hedges ($7 million) and a lower impact of certain items recorded as other charges in our statement of operations ($2 million). When comparing other charges of $18 million in fiscal 2008 to other income of $5 million in fiscal 2007, the difference was principally attributable to foreign currency transaction gains or losses in the comparative periods driven by fluctuations in foreign currencies against the U.S. dollar.

Benefit (Provision) for Income Taxes

	Years Ended September 30
	2009	2008	2007
	(Dollars in millions)
Benefit (Provision) for Income Taxes	$22	$(14)	$(38)
Tax Rate on Income from Continuing Operations	22%	13%	23%

The benefit for income taxes was $22 million for fiscal 2009, resulting in an overall 22% tax rate. We recorded benefits of approximately $9 million (9%) in the current year related to the settlement of various tax audits, $2 million (2%) for the renewal of the U.S. research and experimentation credit, and $1 million (1%) for reinvestment credits earned. Excluding settlement and credit benefits, our tax rate would have been approximately 10% for fiscal 2009 primarily due to our geographic earnings mix.

The provision for income taxes was $14 million for fiscal 2008, resulting in an overall 13% tax rate on income from continuing operations. Our tax rate varies from the U.S. statutory rate of 35% for a variety of reasons. Specifically, our global tax structure provided us with a benefit of approximately $11 million (10%) from the U.S. statutory rate owing primarily to the recognition of income in jurisdictions with lower effective tax rates. We also recorded benefits of $8 million (7%) in fiscal 2008 related to the settlement of various tax audits, $3 million (3%) for reinvestment tax credits earned and $4 million (4%) for the utilization of a previously unrecognized capital loss carryforward, partially offset by a $2 million (2%) charge from miscellaneous adjustments. Excluding settlement and credit benefits, our tax rate would have been approximately 23% for fiscal 2008.

The provision for income taxes was $38 million for fiscal 2007, resulting in an overall 23% tax rate on income from continuing operations. Our global tax structure provided us with a benefit of approximately $16 million (10%) from the U.S. statutory rate owing primarily to the recognition of income in jurisdictions with lower effective tax rates. In addition, we recorded benefits of approximately $4 million (2%) for research and experimentation credits and $3 million (2%) from various audit settlements, partially offset by a $2 million (1%) charge from miscellaneous adjustments. Excluding the $3 million in settlement tax benefits, our tax rate would have been approximately 25% for fiscal 2007.

Our anticipated tax rate for fiscal 2010 is between 25% and 28%, absent tax settlements and other changes in tax estimates. The IRS is currently examining our 2005 and 2006 tax years. In addition, certain Cabot subsidiaries are under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2010. We have filed our tax returns in accordance with the tax laws in each jurisdiction and maintain tax reserves for differences between tax expense as finally determined and estimated tax expense for exposures that can be reasonably estimated.

Equity in Net Income of Affiliates and Minority Interest in Net Income, net of tax

	Years Ended September 30
	2009	2008	2007
	(Dollars in millions)
Equity in net income of affiliates	$5	$8	$12
Minority interest in net income, net of tax	(2)	(20)	(15)

Equity in net income of affiliates decreased by $3 million in fiscal 2009 when compared to fiscal 2008 due to the impact of the global economic downturn, primarily on our affiliate in Mexico. Equity in net income of affiliates decreased by $4 million in fiscal 2008 when compared to fiscal 2007 due to a $3 million decrease in our share of earnings from our affiliates in Venezuela and Mexico and a $1 million decrease from the April 1, 2008 consolidation of results of our equity affiliate in Malaysia.

Minority interest in net income, net of tax, is the means by which the minority shareholders’ portion of the income or loss in our consolidated joint ventures is removed from our consolidated statement of operations. In fiscal 2009 losses in our consolidated joint ventures in Malaysia and Indonesia offset earnings in our other consolidated joint ventures. Additionally, the earnings of our profitable ventures, particularly in China were significantly lower than in fiscal 2008 explaining the $18 million reduction in minority interest. The increase in minority interest in net income, net of tax, of $5 million in fiscal 2008 when compared to fiscal 2007 was primarily due to increased earnings from our joint ventures in China.

Discontinued Operations

In fiscal 2009 we recorded a loss from our discontinued operations of less than $1 million ($0.01 per diluted common share) for legal settlements in connection with our discontinued operations. In fiscal 2008 we did not have material income or charges related to discontinued operations. In fiscal 2007, we recorded income from discontinued operations of $2 million ($0.03 per diluted common share) which included tax benefits of $3 million, partially offset by a charge of less than $1 million for legal settlements.

Net (Loss) Income

In fiscal 2009 we reported a net loss of $77 million ($1.23 per diluted common share). This compared to net income for fiscal 2008 of $86 million ($1.34 per diluted common share) and net income of $129 million ($1.90 per diluted common share) for fiscal 2007.

Fiscal 2009 compared to Fiscal 2008 and Fiscal 2008 compared to Fiscal 2007—By Business Segment

Total segment PBT, certain items, other unallocated items and (loss) income from continuing operations before taxes for fiscal 2009, 2008 and 2007 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note V of our Consolidated Financial Statements.

	Years Ended September 30
	2009	2008	2007
	(Dollars in millions)
Total segment PBT	$84	$215	$267

Certain items	(103)	(13)	(34)
Other unallocated items	(83)	(90)	(65)

(Loss) income from continuing operations before taxes	$(102)	$112	$168

In fiscal 2009, total segment PBT decreased by $131 million when compared to fiscal 2008. The decrease was principally due to lower volumes from weaker demand in our end markets ($283 million) resulting from the global economic downturn and the unfavorable impact of older, high cost inventories ($62 million). These factors were partially offset by contract lag and LIFO benefits from lower carbon black raw material costs relative to unfavorable impacts in fiscal 2008 (net $129 million benefit). Additionally, lower operating expenses ($44 million) from restructuring and cost saving actions and foreign currency translation ($39 million) benefited results in fiscal 2009 when compared to fiscal 2008. The LIFO benefit during fiscal 2009 was a favorable $21 million, comprised of $15 million of COGS impact and $6 million of liquidation impact. This is compared to $41 million of unfavorable LIFO impact during fiscal 2008, which was comprised of $55 million of unfavorable COGS impact partially offset by $14 million of favorable liquidation impact.

The $52 million decrease in total segment PBT in fiscal 2008 when compared to fiscal 2007 was primarily driven by the unfavorable impact of rising raw material costs that could not be fully offset by price increases (net $55 million) and lower volumes ($11 million), principally in the Supermetals Business from the expiration of a fixed price, fixed volume contract in fiscal 2007. These unfavorable factors were partially offset by the benefit of foreign currency translation ($16 million).

Certain Items:

In recent years we have undertaken restructuring initiatives, which were recorded as certain items, and thus not included in segment results. During fiscal 2009 we implemented a restructuring of our operations, including closing four of our manufacturing operations and one regional office, mothballing assets at several additional sites and suspending mining of tantalum and spodumene at our mine in Manitoba, Canada. During the third quarter of fiscal 2008, we terminated work on under-performing projects in the New Business Segment resulting in workforce reductions. In March 2008, we closed our carbon black plant in Waverly, West Virginia.

Details of the certain items for fiscal 2009, 2008 and 2007 are as follows:

	Years Ended September 30
	2009	2008	2007
	(Dollars in millions)
Environmental reserves and legal settlements	$(7)	$(3)	$(8)
Write-down of impaired investments	(1)	—	—
Reserve for respirator claims	—	2	—
Carbon Black federal antitrust litigation	—	—	(10)
Executive transition costs	(4)	(4)	—
Debt issuance costs	—	(2)	—
Acquisition of in-process research and development technology	—	—	(4)
Restructuring initiatives:
2009 Global	(89)	—	—
Other	(2)	(6)	(12)

Total certain items	$(103)	$(13)	$(34)

In fiscal 2009, $103 million of charges principally related to restructuring initiatives were recorded as certain items. In fiscal 2008, $13 million of charges principally from restructuring activities, executive transition costs and environmental reserves and legal settlements were recorded as certain items. In fiscal 2007, certain items included $34 million of charges principally from restructuring activities, the settlement of the carbon black federal antitrust litigation and environmental reserves and other legal settlements.

Other unallocated items

Details of other unallocated items for fiscal 2009, 2008 and 2007 are as follows:

	Years Ended September 30
	2009	2008	2007
	(Dollars in millions)
Interest expense	$(30)	$(38)	$(34)
Equity in net income of affiliated companies	(5)	(8)	(12)
Unallocated corporate costs	(28)	(28)	(36)
Foreign currency transaction (losses) gains and other	(20)	(16)	17

Total other unallocated items	$(83)	$(90)	$(65)

Core Segment

Sales and PBT for the Rubber Blacks and Supermetals Businesses, which together comprise the Core Segment, for fiscal 2009, 2008 and 2007 are as follows:

	Years Ended September 30
	2009	2008	2007
	(Dollars in millions)
Rubber Blacks Business Sales	$1,286	$1,868	$1,416
Supermetals Business Sales	140	195	233

Segment Sales	$1,426	$2,063	$1,649

Rubber Blacks Business PBT	$34	$108	$103
Supermetals Business PBT	(1)	(1)	26

Segment PBT	$33	$107	$129

Rubber Blacks Business

Sales in the Rubber Blacks Business in fiscal 2009 decreased by $582 million when compared to fiscal 2008 principally due to 21% lower volumes ($402 million) driven by decreased demand in the tire and automotive markets, lower prices ($126 million) driven by lower carbon black raw material costs, and the unfavorable effect of foreign currency translation ($58 million), principally from the Brazilian Real and the Euro. The $452 million increase in sales in the Rubber Blacks Business in fiscal 2008, when compared to fiscal 2007, was primarily due to higher prices ($308 million) resulting from feedstock related price increases and the benefit of foreign currency translation ($147 million). Volumes for fiscal 2008 were flat compared to fiscal 2007 as lower volumes in North America and Europe offset strong growth in Asia Pacific.

In fiscal 2009 PBT in the Rubber Blacks Business decreased by $74 million when compared to fiscal 2008. The decrease is principally attributable to lower volumes ($115 million), as global tire and automotive production fell in response to weaker consumer demand, and the unfavorable impact of older, high cost inventories ($46 million). These unfavorable factors more than offset contract lag and LIFO benefits ($19 million and $9 million, respectively), relative to unfavorable impacts in fiscal 2008 ($66 million and $8 million, respectively), and the benefit of lower operating expenses from restructuring and cost saving actions. Rubber Blacks PBT increased by $5 million in fiscal 2008 when compared to fiscal 2007. The combination of reduced operating expenses and increased pricing more than offset a significant increase in raw material costs during fiscal 2008.

Historically, our rubber blacks supply contracts have provided for a price adjustment on the first day of each quarter to account for changes in feedstock costs and, in some cases, changes in other relevant costs. These feedstock adjustments have been based upon the average of a relevant index over a three-month period. Because of the need to communicate these adjustments to our customers in a timely manner, the contracts typically provided for the adjustments to be calculated in the month preceding the quarter. Accordingly, the calculation was typically based upon the average of the three months preceding the month in which the calculation was made. In periods of rapidly fluctuating feedstock costs, this time lag can have a significant impact on the results of the Rubber Blacks Business. During 2009, we reduced the percentage of our Rubber Blacks volume subject to this time delay from approximately 50% to approximately 25%.

Supermetals Business

Sales in the Supermetals Business in fiscal 2009 decreased by $55 million when compared to fiscal 2008 as lower volumes ($85 million) from weaker electronics demand driven by the global economic slowdown more than offset higher prices and a favorable product mix ($22 million) and the positive effect of foreign currency translation ($6 million). Sales in the Supermetals Business decreased by $38 million in fiscal 2008 compared to fiscal 2007. Over the past several years, sales and PBT in the Supermetals Business have been unfavorably impacted by the expiration of fixed volume, fixed price contracts, which led to lower prices and volumes. The last of these contracts expired at the end of the first quarter of fiscal 2007 causing an unfavorable sales and PBT comparison for fiscal 2008. During fiscal 2008 lower tantalum volumes unfavorably affected sales by $31 million while lower tantalum pricing affected sales by $12 million when compared to fiscal 2007. Partially offsetting these unfavorable factors was a $6 million benefit of foreign currency translation.

In fiscal 2009, PBT in the Supermetals Business was flat when compared to fiscal 2008. Substantially lower volumes from weaker demand in the electronics industry ($31 million) were offset by higher prices ($23 million), lower operating expenses from cost reduction actions ($5 million) and lower ore costs ($3 million). During fiscal 2009, the Supermetals Business generated $39 million in cash, on a constant currency basis, principally from lower working capital. PBT in the Supermetals Business decreased by $27 million in fiscal 2008 compared to fiscal 2007. This comparison was heavily influenced by the expiration of a fixed volume, fixed price customer supply contract in 2007. Lower volumes unfavorably impacted fiscal 2008 PBT by $14 million when compared to fiscal 2007, while the unfavorable impact of lower pricing was $12 million. These unfavorable factors were partially offset by lower operating expenses ($6 million).

Performance Segment

Sales and PBT for the Performance Segment for fiscal 2009, 2008 and 2007 are as follows:

	Years Ended September 30
	2009	2008	2007
	(Dollars in millions)
Performance Products Business Sales	$411	$646	$541
Fumed Metal Oxides Business Sales	210	287	270

Segment Sales	$621	$933	$811

Segment PBT	$40	$119	$148

For fiscal 2009, the $312 million decrease in sales in the Performance Segment when compared to fiscal 2008 was due principally to lower volumes ($258 million) from weaker demand in our key end markets, the unfavorable effect of foreign currency translation ($36 million) and lower prices from lower carbon black feedstock costs ($22 million). Volumes in the Performance Products and Fumed Metal Oxides Businesses decreased by 29% and 26%, respectively, in fiscal 2009 when compared to fiscal 2008. The $122 million increase in sales in fiscal 2008, when compared to fiscal 2007, was primarily due to the benefit of foreign currency translation ($59 million), higher prices ($53 million), due in part to rising carbon black feedstock costs, and increased volumes ($11 million). Volumes in the Performance Products and Fumed Metal Oxides Businesses increased by 1% and 2%, respectively, in fiscal 2008 when compared to fiscal 2007.

PBT in the Performance Segment decreased by $79 million in fiscal 2009 when compared to fiscal 2008. The decrease was driven principally by lower volumes from weaker demand in our key end markets ($127 million). The unfavorable impact of older, higher cost inventories ($16 million) was more than offset by favorable commercial efforts leading to expanded unit margins. Additionally, a $10 million favorable LIFO impact, relative to a $17 million unfavorable impact in fiscal 2008, and lower operating expenses from restructuring and cost saving actions benefited results. Fiscal 2008 PBT was $29 million lower than fiscal 2007 PBT driven principally by the impact of higher raw material costs that could not be fully offset by increased pricing, a $17 million unfavorable LIFO impact relative to an unfavorable $1 million LIFO impact in fiscal 2007, and continued investment in the development of differentiated products and geographic expansion. These unfavorable factors were partially offset by higher volumes ($8 million) and the benefit of foreign currency translation.

New Business Segment

Sales and PBT for the New Business Segment for fiscal 2009, 2008 and 2007 are as follows:

	Years Ended September 30
	2009	2008	2007
	(Dollars in millions)
Inkjet Colorants Business Sales	$46	$43	$46
Aerogel Business Sales	15	10	3
Superior MicroPowders Sales	6	4	2

Segment Sales	$67	$57	$51

Segment PBT	$(10)	$(35)	$(34)

Sales in the New Business Segment increased by $10 million in fiscal 2009 when compared to fiscal 2008 driven by increased revenue in all businesses as the Segment focused on improving its pace of revenue generation. Sales in the New Business Segment increased by $6 million in fiscal 2008 when compared to fiscal 2007 primarily due to higher revenues in the Aerogel Business and Superior MicroPowders. These increases were partially offset by lower volumes and an unfavorable product mix in the Inkjet Colorants Business.

Net losses in the New Business Segment for fiscal 2009 improved by $25 million from fiscal 2008. Results for fiscal 2009 benefited from increased sales revenue and lower operating expenses from the improved discipline of our business development process, and the elimination of underperforming projects during fiscal 2008. In fiscal 2009 cash generation in the New Business Segment improved by $43 million when compared to fiscal 2008. The loss in the New Business Segment increased slightly in fiscal 2008 when compared to fiscal 2007. Higher volumes were offset by an unfavorable product mix and slightly higher fixed costs in the Aerogel Business as we fulfilled orders for the oil and gas and construction market segments.

In 2006, we entered into a cross license agreement with Aspen Aerogel, Inc. (“Aspen”) under which each party granted certain intellectual property rights to the other. In consideration for the license of certain patents granted by Cabot we are entitled to payments totaling $38 million. We received $4 million, $4 million and $2 million in fiscal 2009, 2008 and 2007, respectively, of installment payments which have been recorded in earnings. The remaining $27 million is payable in installments over the next four years, and will be recognized in earnings if and when collectibility is reasonably assured.

Specialty Fluids Segment

Sales and PBT for the Specialty Fluids Segment for fiscal 2009, 2008 and 2007 are as follows:

	Years Ended September 30
	2009	2008	2007
	(Dollars in millions)
Segment Sales	$59	$68	$58
Segment PBT	$21	$24	$24

During fiscal 2009, sales in the Specialty Fluids Segment decreased by $9 million, when compared to fiscal 2008. The decrease was due principally to lower volumes partially offset by favorable pricing. During fiscal 2008, sales in the Specialty Fluids Segment increased by $10 million compared to fiscal 2007 driven by an increase in the number of jobs using our fluid during the year.

In fiscal 2009 PBT in the Specialty Fluids Segment was $3 million lower than in fiscal 2008. Lower volumes were partially offset by favorable pricing, and lower operating expenses. When comparing fiscal 2008 to fiscal 2007, Segment PBT was flat.

We remain focused on expanding the use of our fluids outside of the North Sea as one of the elements of continued growth in this Segment. During fiscal 2009, 29% of sales in the Specialty Fluids Segment were generated from regions outside of the North Sea, compared to 21% in fiscal 2008 and 17% in fiscal 2007.

Cash Flows and Liquidity

Overview

In September 2009 we issued $300 million of public notes that will mature on October 1, 2016. The net proceeds of this offering were $296 million after deducting discounts and issuance costs. As of September 30, 2009, we had cash or cash equivalents of $304 million, and current availability under our revolving and other credit facilities of approximately $460 million. Our cash worldwide was either invested in Money Market Funds or on deposit with our main cash management banks throughout the world. We recorded a $6 million loss on our cash on deposit in Venezuela as a result of a write-down to a parallel exchange rate intended to approximate the rate at which we can repatriate this cash. Other than this loss, we had no material losses on our cash and marketable securities investments during fiscal 2009.

Looking forward to 2010, we anticipate sufficient liquidity from cash on hand, cash flows and access to existing credit facilities to meet our operational needs and financial obligations. Our revolving credit facility expires in August 2010. Our intent is to replace this facility and the terms of any new line of credit could differ from the terms of our current facility. Our liquidity derived from cash flows is, to a large degree, predicated on our ability to collect our receivables in a timely manner, the cost of our raw materials and our ability to manage inventory levels.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows, which appears in Item 8 of this report.

Cash Flows from Operating Activities

Cash generated by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $399 million in fiscal 2009 compared to $124 million in fiscal 2008. Cash generated from operating activities in fiscal 2009 was due principally to a decrease in working capital of $356 million. Specifically, we had a $215 million decrease in accounts receivable primarily attributable to lower sales and improved collections as well as a decrease of $184 million in inventories as a result of lower feedstock costs, and our efforts to reduce inventory quantities. Accounts payable and accrued liabilities decreased by $43 million as a result of the timing of raw material deliveries and payments. The positive cash flow for fiscal 2008 was primarily generated from net income of $86 million and depreciation and amortization of $163 million, partially offset by an increase in working capital of $142 million.

Restructurings

As of September 30, 2009, we had $21 million of total restructuring costs in accrued expenses in the consolidated balance sheet related to our 2009 global restructuring plan. We made cash payments of $30 million during fiscal 2009 related to all of our restructuring plans. We expect to make cash payments related to these restructuring activities of approximately $40 million in fiscal 2010, including the $21 million already accrued.

Environmental and Litigation

We have recorded a $6 million reserve on a discounted basis ($6 million on an undiscounted basis) as of September 30, 2009, for environmental remediation costs at various sites. These sites are primarily associated with businesses divested in prior years. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Additionally, as of September 30, 2009 we have recorded a $13 million reserve on a discounted basis ($23 million on an undiscounted basis) for respirator claims. These expenditures will also be spread over a long period of time. We also have other litigation costs associated with lawsuits arising in the ordinary course of business including claims filed against us in connection with certain discontinued operations.

The following table represents the estimated future undiscounted payments related to our environmental and respirator reserves.

	Future Payments by Fiscal Year
	2010	2011	2012	2013	2014	Thereafter	Total
	(Dollars in millions)
Environmental	$2	$1	$—	$—	$1	$2	$6
Respirator	1	2	1	1	1	17	23

Total	$3	$3	$1	$1	$2	$19	$29

Employee Benefit Plans

We provide benefits under defined benefit plans for all U.S. and some foreign employees. As of September 30, 2009 we have a consolidated unfunded plan liability of $152 million, comprised of $68 million for our pension benefit plans and $84 million for our postretirement benefit plans.

The $68 million of unfunded pension benefit plan liability is derived as follows at September 30, 2009:

	U.S.	Foreign	Total
	(Dollar in millions)
Fair Value of Plan Assets	$104	$193	$297
Benefit Obligation	137	228	365

Unfunded Status	$33	$35	$68

In fiscal 2009, we made cash contributions totaling approximately $5 million to our U.S. pension benefit plan and approximately $10 million to our foreign pension benefit plans. For fiscal 2010, we currently do not anticipate that we will be required to make a cash contribution to our U.S. pension plan, while we expect to make an approximate $8 million cash contribution to our foreign pension plans.

The $84 million of unfunded postretirement benefit plan liability is comprised of $69 million for our U.S. and $15 million for our foreign postretirement benefit plans. These postretirement benefit plans provide certain health care and life insurance benefits for retired employees. Typical of such plans, our postretirement plans are unfunded and therefore have no plan assets. We fund these plans as claims or insurance premiums come due. In fiscal 2009, we paid postretirement benefits of $5 million under our U.S. plans and $1 million under our foreign plans and expect to make aggregate benefit payments of approximately $7 million under these plans in fiscal 2010.

Cash Flows from Investing Activities

Cash flows from investing activities consumed $105 million of cash in fiscal 2009 compared to $176 million in fiscal 2008, primarily as a result of reduced capital spending. Capital expenditures in fiscal 2009 of $106 million included spending to complete the expansion of rubber blacks capacity at an existing facility in China, new energy centers at other rubber blacks facilities and to acquire a new facility in Dubai for the manufacture of masterbatch.

Capital expenditures in fiscal 2008 of $199 million included spending for rubber blacks capacity expansion at an existing facility in China, residual spending on our new performance products manufacturing unit in China and new energy centers at other rubber blacks facilities. Capital spending in fiscal 2008 was partially offset by proceeds of $18 million received from the sale of the land on which our Altona, Australia carbon black plant was located and by $7 million related to the consolidation of one of our equity affiliates.

During fiscal 2007, we purchased $95 million and received proceeds of $95 million from short term investments, which were mainly auction rate securities that generally reset every twenty-eight days even though their ultimate maturities were 20 years and longer. During fiscal 2008, we ceased investing in auction rate securities.

Capital expenditures for fiscal 2010 are expected to be approximately $150 million.

Cash Flows from Financing Activities

Financing activities consumed $127 million of cash in fiscal 2009 compared to cash provided by financing activities of $23 million in fiscal 2008. In both years, financing cash flows were primarily driven by changes in debt levels and dividend payments.

Debt

The following table provides a summary of our outstanding long-term debt.

	September 30
	2009	2008
	(Dollars in millions)
Variable Rate Debt:
$400 million Revolving Credit Facility:
Yen drawdown, due 2010	$—	$88
US Dollar drawdowns, due 2010	—	155
Chinese Renminbi Notes, due 2010 – 2012	23	40
Derivative Instruments:
Interest Rate Swaps—Fixed to variable	58	73
Interest Rate Swaps—Variable to fixed	—	(88)

Total variable rate debt	81	268
Fixed Rate Debt:
5% Notes due 2016, net of discount	$298	$—
Medium Term Notes, due 2011 – 2027, 7.26% to 8.28%	98	128
Eurobond, due 2013, 5.25%, net of discount	178	176
Guarantee of ESOP Note, due 2013, 8.29%	25	30
Other, due 2027, 2%	5	6
Derivative Instruments:
Interest Rate Swaps—Fixed to variable	(58)	(73)
Interest Rate Swaps—Variable to fixed	—	88

Total fixed rate debt	546	355
Capital lease, due 2010 – 2021	1	2

Total debt	628	625
Less current portion of long-term debt	(5)	(39)

Total long-term debt	$623	$586

During fiscal 2009, we issued or borrowed $312 million, offset by debt repayments of $321 million, bringing our total debt to $628 million as of September 30, 2009. Our primary borrowing and repayment related to the issuance of notes in September 2009 and the subsequent pay down of borrowings under our revolving credit facility. Our total debt, of which $5 million is current, matures at various times over the next eighteen years. The weighted-average interest rate on our fixed rate long-term debt is 5.6%, including the effects of the interest rate swaps. The weighted-average interest rate on variable interest rate long-term debt was 3.7% as of September 30, 2009, including the effects of the interest rate swaps.

Under our existing revolving credit facility we may borrow up to $400 million. The revolving line of credit permits us to borrow funds on an unsecured basis in multiple currencies that are freely tradable and convertible into U.S. dollars at floating interest rates. The credit facility expires in August 2010. We intend to replace the revolving line of credit when it expires and the terms of any new line of credit could differ from the terms of the current facility. As of September 30, 2009, we had no outstanding borrowings and $16 million in standby letters of credit issued but not drawn on under this agreement. The remaining availability under the revolving credit facility as of September 30, 2009 was approximately $384 million. The credit facility contains various affirmative, negative and financial covenants which are customary for financings of this type, including financial covenants for maximum indebtedness and, under certain conditions, minimum cash flow requirements. As of September 30, 2009, we were in compliance with all of the covenants. In addition, we have $76 million in committed facilities available to us at various locations throughout the world.

At September 30, 2009, in addition to the $16 million of standby letters of credit issued under our revolving credit facility, we have provided standby letters of credit and bank guarantees totaling $25 million, which expire through fiscal 2011.

A downgrade of one level in our credit rating is not anticipated. Should it occur, however, it would not affect our ability to borrow money under our existing revolving credit facility but would affect the cost of this borrowing and we would be subject to one additional cash flow financial covenant.

Share repurchases

During fiscal 2009, we did not repurchase any shares of our common stock on the open market. As of September 30, 2009, we have approximately 4.3 million shares remaining for repurchase under the Board of Directors’ share repurchase authorization. In fiscal 2009, however, we repurchased approximately 123,400 shares from employees to satisfy tax withholding obligations at a cost of approximately $2 million. During fiscal 2008, we repurchased 935,400 shares of our common stock on the open market for a total cost of $28 million. Additionally, we repurchased approximately 277,000 shares from employees who sold us shares to satisfy tax withholding obligations at a cost of approximately $11 million.

Dividend payments

In each of fiscal 2009, 2008 and 2007, we paid cash dividends on our common stock of $0.72 per share of common stock. These cash dividend payments totaled $48 million in fiscal 2009, $47 million in fiscal 2008 and $48 million in fiscal 2007.

Off-balance sheet arrangements

We had no material transactions that meet the definition of an off-balance sheet arrangement.

Contractual Obligations

The following table sets forth our long-term contractual obligations which are described in greater detail in Note T in the notes to our Consolidated Financial Statements in Item 8.

	Payments Due by Fiscal Year
	2010	2011	2012	2013	2014	Thereafter	Total
	(Dollars in millions)
Contractual Obligations(1)
Purchase commitments	$251	$201	$179	$167	$134	$1,225	$2,157
Long-term debt(2)	5	25	54	185	2	357	628
Fixed interest on long-term debt(3)	28	28	28	23	19	49	175
Variable interest on long-term debt(3)(4)	3	2	1	1	—	—	7
Operating leases	18	14	12	10	9	39	102

Total	$305	$270	$274	$386	$164	$1,670	$3,069

(1)	We are unable to estimate potential future payments related to pension obligations and uncertain tax positions.
(2)	Includes capital lease obligations of $3 million over the years presented.
(3)	Includes the impact of interest rate swaps that either change fixed rates to floating rates or floating rates to fixed rates.
(4)	Variable interest is based on the variable debt outstanding and prevailing variable interest rates as of September 30, 2009.

Purchase commitments

We have entered into long-term, volume-based purchase agreements primarily for the purchase of raw materials and natural gas with various key suppliers in our Core and Performance Segments. Under certain of these agreements the quantity of material being purchased is fixed, but the price we pay changes as market prices change. For purposes of the table above, current purchase price has been used to quantify total commitments.

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

By using derivative instruments, we are subject to credit and market risk. The derivative instruments are booked to our balance sheet at fair market value and reflects the asset or (liability) position as of September 30, 2009. If a counterparty fails to fulfill its performance obligations under a derivative contract, our exposure will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. We minimize counterparty credit (or repayment) risk by entering into these transactions with major financial institutions of investment grade credit rating. As of September 30, 2009, the counterparties that we have executed derivatives with were rated between AA and A, inclusive, by Standard and Poor’s. Our exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow.

Interest Rate Risk

As of September 30, 2009, we had long-term debt, including the current portion, totaling $628 million, which has both variable and fixed interest rate components. We have entered into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant. We endeavor to maintain a certain fixed-to-floating interest rate mix on our long-term debt. As most of our long-term debt was issued at fixed rates, we use interest rate swaps to achieve the desired fixed-to-floating interest rate mix.

The table below summarizes the principal terms of our interest rate swap transactions, including the notional amount of the swap, the interest rate payment we receive from and pay to our swap counterparty, the term of the transaction, and its fair market value at September 30, 2009.

Description	Notional Amount	Receive	Pay	Fiscal Year Entered Into	Maturity (Fiscal Year)	Fair Market Value at September 30, 2009
						(USD)
Interest Rate Swaps—Fixed to Variable	USD 35 million	5.25% Fixed	US-6 month LIBOR + 0.62%	2003	2013	2 million
	USD 8 million	8.28% Fixed	US-6 month LIBOR + 3.14%	2007	2012	1 million
	USD 15 million	7.26% Fixed	US-3 month LIBOR +6.38%	2009	2011	—

Foreign Currency Risk

Our international operations are subject to certain risks, including currency exchange rate fluctuations and government actions. Currently, we have issued debt denominated in U.S. dollars and then entered into cross currency swaps that exchange our dollar principal and interest payments into a currency where we expect long-term, stable cash receipts. The following table summarizes the principal terms of our long-term foreign currency swap transactions, including the notional amount of the swap, the interest rate payment we receive from and pay to our swap counterparty, the term of the transaction and its fair market value at September 30, 2009.

Description	Notional Amount	Receive	Pay	Fiscal Year Entered Into	Maturity (Fiscal Year)	Fair Market Value at September 30, 2009
						(USD)
Cross Currency Swaps	USD 20 million swapped to JPY 2.5 billion	US-3 month LIBOR	JPY-3 month LIBOR + 0.12%	2002	2010	(7 million)
	USD 140 million swapped to EUR 124 million	5.25% Fixed	5.1% Fixed	2003	2013	(47 million)
	USD 35 million swapped to EUR 31 million	US-6 month LIBOR	EUR-6 month LIBOR	2003	2013	(11 million)

Foreign currency exposures also relate to current assets and current liabilities denominated in foreign currencies other than the functional currency of a given subsidiary as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, we use short-term forward contracts to minimize the exposure to foreign currency risk. These forward contracts typically have a duration of 30 days. In fiscal 2009 and fiscal 2008, none of our forward contracts were designated hedging instruments. As of September 30, 2009, we had $60 million in net notional foreign currency forward contracts, which were denominated in Japanese yen, British pound sterling, Canadian dollar, Australian dollar and Euros. These forwards had a fair value of less than $1 million as of September 30, 2009.

In certain situations where we have a long-term commitment denominated in a foreign currency we may enter into appropriate financial instruments in accordance with our risk management policy to hedge future cash flow exposures.

Commodity Risk

For the calendar year 2009, certain of our carbon black plants in Europe were subject to mandatory greenhouse gas emission (“GHG”) trading schemes. Our objective is to ensure compliance with the European Union (“EU”) Emission Trading Scheme, which is based upon a Cap-and-Trade system that establishes a maximum allowable emission credit for each ton of CO2 emitted. European Union Allowances (“EUAs”) originate from the individual EU state’s country allocation process and are issued by that country’s government. A company that has an excess of EUAs based on the CO2 emissions limits may sell EUAs in the Emission Trading Scheme and if they have a shortfall, a company can buy EUAs or Certified Emission Reduction (“CER”) units to comply.

In order to limit the variability in cost to our European operations, we committed to current prices by entering into agreements which run from fiscal years 2010 to 2013 to purchase CERs and to sell EUAs. The following table provides details of the derivatives held as of September 30, 2009 used to manage commodity risk.

Description	Net Notional Amount	Net Buyer/ Net Seller	Fiscal Year Entered Into	Maturity (Fiscal Year)	Fair Market Value at September 30, 2009
(USD)
EUAs	EUR 2 million	Net Seller	2008 & 2009	2010-2013	3 million
CERs	EUR 2 million	Net Buyer	2008 & 2009	2010-2013	(2 million)

Item 8.	Financial Statements and Supplementary Data

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30
	2009	2008	2007
	(In millions, except per share amounts)
Net sales and other operating revenues	$2,243	$3,191	$2,616
Cost of sales	2,016	2,707	2,111

Gross profit	227	484	505
Selling and administrative expenses	211	246	249
Research and technical expenses	71	74	69

(Loss) income from operations	(55)	164	187
Interest and dividend income	3	4	10
Interest expense	(30)	(38)	(34)
Other (charges) income	(20)	(18)	5

(Loss) income from continuing operations before taxes, equity in net income of affiliated companies and minority interest	(102)	112	168
Benefit (provision) for income taxes	22	(14)	(38)
Equity in net income of affiliated companies, net of tax of $1, $3 and $2	5	8	12
Minority interest in net income, net of tax of $1, $4 and $6	(2)	(20)	(15)

(Loss) income from continuing operations	(77)	86	127
Income from discontinued businesses, net of tax	—	—	2

Net (loss) income	(77)	86	129
Dividends on preferred stock, net of tax of none, none and $1	—	—	(1)

(Loss) income available to common shares	$(77)	$86	$128

Weighted-average common shares outstanding, in millions:
Basic	63	63	62

Diluted	63	64	68

(Loss) income per common share:
Basic:
(Loss) income from continuing operations	$(1.22)	$1.37	$2.03
(Loss) income from discontinued businesses	(0.01)	—	0.03

Net (loss) income per share	$(1.23)	$1.37	$2.06

Diluted:
(Loss) income from continuing operations	$(1.22)	$1.34	$1.87
(Loss) income from discontinued businesses	(0.01)	—	0.03

Net (loss) income per share	$(1.23)	$1.34	$1.90

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30
	2009	2008
	(In millions, except share and per share amounts)
Current assets:
Cash and cash equivalents	$304	$129
Short-term marketable securities investments	1	1
Accounts and notes receivable, net of reserve for doubtful accounts of $6 and $5	452	646
Inventories	358	523
Prepaid expenses and other current assets	53	72
Deferred income taxes	32	30
Assets held for sale	—	7

Total current assets	1,200	1,408

Investments:
Equity affiliates	60	53
Long-term marketable securities and cost investments	1	1

Total investments	61	54

Property, plant and equipment	3,000	2,921
Accumulated depreciation and amortization	(1,988)	(1,839)

Net property, plant and equipment	1,012	1,082

Goodwill	37	34
Intangible assets, net of accumulated amortization of $11 and $10	2	3
Assets held for rent	43	45
Deferred income taxes	235	173
Other assets	86	59

Total assets	$2,676	$2,858

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30
	2009	2008
	(In millions, except share and per share amounts)
Current liabilities:
Notes payable to banks	$29	$91
Accounts payable and accrued liabilities	407	426
Income taxes payable	31	38
Deferred income taxes	5	7
Current portion of long-term debt	5	39

Total current liabilities	477	601

Long-term debt	623	586
Deferred income taxes	11	18
Other liabilities	328	294
Commitments and contingencies (Note T)
Minority interest	103	110
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Issued and outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 65,401,485 and 65,403,100 shares	65	65
Outstanding: 65,309,155 and 65,277,715 shares
Less cost of 92,330 and 125,385 shares of common treasury stock	(2)	(4)
Additional paid-in capital	18	21
Retained earnings	1,018	1,143
Deferred employee benefits	(25)	(30)
Notes receivable for restricted stock	—	(21)
Accumulated other comprehensive income	60	75

Total stockholders’ equity	1,134	1,249

Total liabilities and stockholders’ equity	$2,676	$2,858

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30
	2009	2008	2007
	(In millions)
Cash Flows from Operating Activities:
Net (loss) income	$(77)	$86	$129
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	169	163	149
Deferred tax (provision)	(51)	(30)	(27)
Loss (gain) on sale of property, plant and equipment	11	(12)	—
Equity in net income of affiliated companies	(5)	(8)	(12)
Minority interest in net income	2	20	15
Non-cash compensation	27	30	23
Expense of acquired in-process research and development technology	—	—	4
Other non-cash charges (income), net	2	(1)	2
Changes in assets and liabilities, net of the effect of consolidation of equity affiliate:
Accounts and notes receivable	215	(63)	(6)
Inventories	184	(68)	(8)
Prepaid expenses and other current assets	1	29	16
Accounts payable and accrued liabilities	(43)	(11)	20
Income taxes payable	(15)	8	2
Other liabilities	(26)	(22)	(11)
Cash dividends received from equity affiliates	1	2	7
Other	4	1	6

Cash provided by operating activities	399	124	309

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(106)	(199)	(141)
Acquisition of interest in equity affiliate	(3)	7	—
Acquisition of in-process research and development technology	—	—	(4)
Proceeds from sales of property, plant and equipment	2	18	5
Decrease (increase) in assets held for rent	2	(2)	(3)
Purchase of marketable securities investments	—	—	(95)
Proceeds from maturity of marketable securities investments	—	—	95

Cash used in investing activities	(105)	(176)	(143)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	25	126	70
Repayments under financing arrangements	(69)	(130)	(55)
Proceeds from long-term debt, net of issuance costs	312	110	72
Repayments of long-term debt	(321)	(13)	(47)
(Decrease) increase in notes payable to banks, net	(16)	14	(8)
Repayments of debt related to Cabot Japan	—	—	(1)
Proceeds from cash contributions received from minority interest stockholders	—	8	—
Proceeds from sales of common stock	—	1	9
Purchases of common stock	(2)	(35)	(202)
Cash dividends paid to minority interest stockholders	(9)	(18)	(12)
Cash dividends paid to stockholders	(48)	(47)	(48)
Proceeds from restricted stock loan repayments	1	7	11

Cash (used in) provided by financing activities	(127)	23	(211)

Effect of exchange rate changes on cash	8	4	10

Increase (decrease) in cash and cash equivalents	175	(25)	(35)
Cash and cash equivalents at beginning of year	129	154	189

Cash and cash equivalents at end of year	$304	$129	$154

Income taxes paid	$30	$41	$39
Interest paid	24	34	30
Restricted stock issued for notes receivable, net of forfeitures	—	8	10

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

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended September 30

(In millions, except shares in thousands)

	Preferred Stock, net of Treasury Stock		Common Stock, net of Treasury Stock		Additional Paid-In Capital	Retained Earnings	Deferred Employee Benefits	Notes Receivable for Restricted Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Cost	Shares	Cost
2008
Balance at September 30, 2007	—	$—	65,280	$60	$—	$1,119	$(34)	$(19)	$68	$1,194
Net income						86					86
Foreign currency translation adjustment, net of tax of $12									7		7
Change in unrealized loss on marketable securities, net of tax of $—									(1)		(1)
Change in unrealized gain on derivative instruments, net of tax of $—									—		—

Other comprehensive income											6

Comprehensive income										92	$92

Common dividends paid						(47)				(47)
Issuance of stock under employee compensation plans, net of forfeitures			1,188	2	12			(10)		4
Amortization of share-based compensation					26					26
Tax benefit on vesting of restricted stock					5					5
Purchase and retirement of common and treasury stock			(1,190)	(1)	(22)	(12)				(35)
Principal payment by Employee Stock Ownership Plan under guaranteed loan							4			4
Notes receivable for restricted stock—payments and forfeitures								8		8
Change in funded status of retirement plans, net of tax of $1									1	1
Cumulative effect of change in accounting principle—adoption of FIN 48 and the measurement date provision of FAS 158, net of tax of $1						(3)				(3)

Balance at September 30, 2008	—	$—	65,278	$61	$21	$1,143	$(30)	$(21)	$75	$1,249

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended September 30

(In millions, except shares in thousands)

	Preferred Stock, net of Treasury Stock		Common Stock, net of Treasury Stock		Additional Paid-In Capital	Retained Earnings	Deferred Employee Benefits	Notes Receivable for Restricted Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Cost	Shares	Cost
2009
Balance at September 30, 2008	—	—	65,278	$61	$21	$1,143	$(30)	$(21)	$75	$1,249
Net (loss)						(77)					(77)
Foreign currency translation adjustment									22		22
Change in employee benefit plans, net of tax of $4									(36)		(36)
Change in unrealized gain (loss) on investments and derivative instruments, net of tax of $1									(1)		(1)

Other comprehensive loss											(15)

Comprehensive loss										(92)	(92)

Common dividends paid						(48)				(48)
Issuance of stock under employee compensation plans, net of forfeitures			172	2	3					5
Application of stock option accounting for restricted stock awards					(19)			19		—
Amortization of share-based compensation					14					14
Purchase and retirement of common and treasury stock			(141)	—	(1)					(1)
Principal payment by Employee Stock Ownership Plan under guaranteed loan							5			5
Notes receivable for restricted stock—payments and forfeitures								2		2

Balance at September 30, 2009	—	$—	65,309	$63	$18	$1,018	$(25)	$—	$60	$1,134

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

Principles of Consolidation

The consolidated financial statements include the accounts of Cabot and its wholly-owned subsidiaries and majority-owned and controlled U.S. and non-U.S. subsidiaries. Additionally, Cabot considers consolidation of entities over which control is achieved through means other than voting rights, of which there were none in the periods presented. Intercompany transactions have been eliminated in consolidation.

Cabot evaluated all subsequent events through November 30, 2009, the issuance date of these financial statements, to determine if such events should be reflected in these financial statements as of September 30, 2009. No significant subsequent events were noted during this evaluation.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less at date of acquisition. The Company carries a variety of different cash and cash equivalents on its consolidated balance sheets. Cabot continually assesses the liquidity of cash and cash equivalents and, as of September 30, 2009, has determined that they are readily convertible to cash.

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

Cabot capitalizes interest costs when they are part of the historical cost of acquiring and constructing certain assets that require a period of time to get them ready for their intended use. During fiscal 2009, 2008 and 2007, Cabot capitalized $4 million, $3 million, and $1 million of interest costs, respectively. These amounts will be amortized over the life of the related assets.

Goodwill and Other Intangible Assets

Goodwill is comprised of the cost of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually. The annual review consists of the comparison of each reporting unit’s carrying value to its fair value, which is performed as of March 31. The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates, capital expenditures, discount rates and market conditions over an estimate of the remaining operating period. If an impairment exists, a loss is recorded to writedown the value of goodwill to its implied fair value.

Cabot’s intangible assets are primarily comprised of patented and unpatented technology and other intellectual property. Finite lived intangible assets are amortized over their estimated useful lives. Amortization expense was less than $1 million in each of fiscal 2009, 2008, and 2007.

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

As of September 30, 2008, the Company classified $7 million of land as held for sale in current assets on the consolidated balance sheet. As of June 30, 2009, the Company determined that this land, while not impaired, is unlikely to be sold within the next twelve months and, therefore, has reclassified the balance from assets held for sale in current assets to other assets in non-current assets in the September 30, 2009 consolidated balance sheet.

Asset Retirement Obligations

Cabot estimates incremental costs for special handling, removal and disposal of materials that may or will give rise to conditional asset retirement obligations (“AROs”) and then discounts the expected costs back to the current year using a credit adjusted risk free rate. Cabot recognizes ARO liabilities and costs when the timing and/or settlement can be reasonably estimated. The ARO reserves were $12 million and $11 million at September 30, 2009 and 2008, respectively.

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

Foreign Currency Translation

The functional currency of the majority of Cabot’s foreign subsidiaries is the local currency in which the subsidiary operates. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet dates. Income and expense items are translated at average monthly exchange rates during the year. Unrealized currency translation adjustments are accumulated as a separate component of other comprehensive income within stockholders’ equity. Realized and unrealized foreign currency gains and losses arising from transactions denominated in currencies other than the subsidiary’s functional currency are reflected in net income with the exception of (i) intercompany transactions considered to be of a long-term investment nature; and (ii) foreign currency borrowings designated as net investment hedges. Gains or losses arising from these transactions are included as a component of other comprehensive income. Included in Other income (charges) are net foreign currency transaction losses of $17 million in fiscal 2009, losses of $5 million in fiscal 2008 and gains of $7 million in fiscal 2007. The foreign currency transaction losses recorded in fiscal 2009 included a loss of $6 million related to the remeasurement of Venezuelan Bolivars using a parallel exchange intended to reflect the rate at which Cabot is able to repatriate Bolivars to U.S. dollars.

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

All derivatives are recognized on the consolidated balance sheets at fair value. The changes in the fair value of derivatives are recorded in either earnings or other comprehensive income, depending on whether or not the instrument is designated as part of a hedge transaction and, if designated as part of a hedge transaction, the type of hedge transaction. The gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings. Each quarter, the Company analyzes derivatives designated as hedges using prospective and retrospective tests. In the event that the hedging relationship fails the retrospective test, hedge accounting is suspended for the period in which the test failed, resulting in the change in the value of the derivative being recognized in net income with no offset by the hedged item. If the prospective test fails, then the derivative is dedesignated as a hedge, hedge accounting is suspended, and any accumulated balance in equity is immediately recognized in net income.

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

Revenue Recognition

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

The following table summarizes the percentages of total net sales and other operating revenues recognized in each of the Company’s reportable segments. Other operating revenues, which represent less than two percent of total revenues, are primarily royalties for licensed technology:

	Years ended September 30
	2009	2008	2007
Core Segment
Rubber Blacks Business	59%	60%	55%
Supermetals Business	6%	6%	9%
Performance Segment	29%	30%	32%
New Business Segment	3%	2%	2%
Specialty Fluids Segment	3%	2%	2%

As indicated above, Cabot derives a substantial majority of its revenues from the sale of products in the Core and Performance Segments. Revenue from these products is typically recognized when the product is shipped and title and risk of loss have passed to the customer. The Company offers certain of its customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction in sales at the time revenue is recognized and are estimated based on historical experience and contractual obligations. Cabot periodically reviews the assumptions underlying its estimates of discounts and volume rebates and adjusts its revenues accordingly. Certain Rubber Blacks Business and Performance Segment customer contracts contain price protection clauses that provide for the potential reduction in past or future sales prices under specific circumstances. Cabot analyzes these contract provisions to determine if an obligation related to these clauses exists and records revenue net of any estimated protection commitments.

The majority of the revenue in the Specialty Fluids Segment arises from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned.

Accounts Receivable

Trade receivables are recorded at the invoiced amount and do not bear interest. Trade receivables in China may be settled with the receipt of bank issued non-interest bearing notes. These notes totaled 62 million Chinese Renminbi (“RMB”) ($9 million) and 82 million RMB ($12 million) as of September 30, 2009 and 2008, respectively, and are included in accounts and notes receivable. Cabot periodically sells a portion of the trade receivables in China at a discount. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as a loss on the sale of receivables and is included in other income (charges) in the accompanying consolidated statements of operations. During fiscal 2009, 2008 and 2007, the Company recorded charges of $1 million, $4 million and $2 million, respectively, for the sale of these receivables.

Cabot maintains allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during fiscal 2009 and 2008 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

Stock-based Compensation

Cabot recognizes stock-based awards granted to employees as compensation expense on a fair value method. Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period, and includes an estimate of the awards that will be forfeited. Cabot calculates the fair value of its stock options using the Black-Scholes option pricing model and the fair value of restricted stock using the intrinsic value method.

Research and Technical Expenses

Research and technical expenses disclosed in the consolidated statements of operations are expensed as incurred. Research and technical expenses include salaries, equipment and material expenditures, and contractor fees.

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

Cabot records its obligation for uncertain tax positions based on an assessment of whether the position is more likely than not to be sustained by the taxing authorities. If this threshold is not met, the full amount of the uncertain tax position is recorded as a liability. If the threshold is met, the tax benefit that is recognized is the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. This analysis presumes the taxing authorities’ full knowledge of the positions taken and all relevant facts, but does not consider the time value of money. The Company also accrues for interest and penalties on its uncertain tax positions and includes such charges in its income tax provision in the consolidated statements of operations.

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

Environmental Costs

Cabot accrues environmental costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. When a single liability amount cannot be reasonably estimated, but a range can be reasonably estimated, Cabot accrues the amount that reflects the best estimate within that range or the low end of the range if no estimate within the range is better. The amount accrued reflects Cabot’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Cabot discounts all, or a portion, of environmental and other long-term liabilities to reflect the time value of money if the amount of the liability and the amount and timing of cash payments for the liability are fixed and reliably determinable. The liability will be discounted at a rate that will produce an amount at which the liability theoretically could be settled in an arm’s length transaction with a third party. This discounted rate may not exceed the risk-free rate for maturities comparable to those of the liability. Cabot does not reduce its estimated liability for possible recoveries from insurance carriers. Proceeds from insurance carriers are recorded when realized by either the receipt of cash or a contractual agreement.

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

Note B. Accounting Pronouncements

New and Adopted

On October 1, 2008 Cabot adopted the authoritative guidance issued by the FASB on fair value measurements, which (i) provides guidance for using fair value to measure assets and liabilities; and (ii) requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair-value measurements have on earnings. The primary areas in which Cabot utilizes fair value measures are in valuing pension plan assets and liabilities, valuing hedge-related derivative financial instruments, allocating purchase price to the assets and liabilities of acquired companies, and evaluating long-term assets for potential impairment. The guidance does not require any new fair value measurements. In February 2008, the FASB issued an update which defers the effective date of the guidance for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. Effective October 1, 2008, Cabot adopted the portion of the guidance that was not deferred, which includes the disclosures in Note K, and applied the provisions of the statement prospectively to assets and liabilities measured and disclosed at fair value. The adoption of the deferred portion of the guidance on October 1, 2009 is not expected to have a material impact on the Company’s consolidated financial statements.

On January 1, 2009 Cabot adopted the authoritative guidance issued by the FASB on disclosures about derivative instruments and hedging activities. The guidance was intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The disclosures are included in Note M, and the provisions of the statement have been applied prospectively. Therefore, comparative figures are not provided. The disclosure regarding the impact on earnings of amounts reclassified from other comprehensive income has not been included for the full year as it is not material and the guidance was effective only for the last three quarters of the fiscal year.

Not Yet Adopted

In December 2007, the FASB issued authoritative guidance on business combinations that will become effective for all business combinations completed by Cabot on or after October 1, 2009. The guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. It also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations.

In December 2007, the FASB issued authoritative guidance that changes the accounting and reporting for non-controlling interests that will become effective for Cabot beginning October 1, 2009. The guidance establishes accounting and reporting standards for the ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in the parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. It also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Adoption of the guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for Cabot beginning October 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company is evaluating the impact of this guidance on its consolidated financial statements.

Note C. Acquisitions

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

Prior to the acquisition, Cabot’s investment in Cabot Malaysia was accounted for as an equity method investment and the earnings or losses were reflected through the single line item “Equity in net income of affiliated companies” in the consolidated statements of operations. Cabot’s investment was included in the line item “Investments: Equity affiliates” in the consolidated balance sheets. As of April 1, 2008, Cabot’s share of the earnings or losses are reflected through several line items within the consolidated statements of operations while the minority shareholders’ share of the earnings or losses are reflected in “Minority interest in net income”, and Cabot’s investment in the entity is reflected in each of the relevant asset and liability accounts in the consolidated balance sheets as of September 30, 2009 and 2008.

Note D. Discontinued Operations

In fiscal 2009, Cabot recorded a loss from discontinued operations of less than $1 million ($0.01 per diluted common share) for legal settlements in connection with its discontinued operations. In fiscal 2008, Cabot did not have material income or charges related to discontinued operations. In fiscal 2007, Cabot recorded income from discontinued operations of $2 million ($0.03 per diluted common share) which included tax benefits of $3 million, partially offset by a charge of less than $1 million for legal settlements.

Note E. Inventories

Inventories, net of LIFO, are as follows:

	September 30
	2009	2008
	(Dollars in millions)
Raw materials	$118	$193
Work in process	44	58
Finished goods	165	246
Other	31	26

Total	$358	$523

Inventories valued under the LIFO method comprised approximately 18% and 14% of total inventories in fiscal 2009 and 2008, respectively. At September 30, 2009 and 2008, the LIFO reserve was $119 million and $140 million, respectively. Other inventory is comprised of certain spare parts and supplies.

During fiscal 2009, 2008 and 2007, inventory quantities were reduced at the Company’s U.S. Supermetals site. Additionally, during fiscal 2009 and 2008 inventory quantities were reduced at the Company’s U.S. Rubber Blacks and Performance Products sites. These reductions led to liquidations of LIFO inventory quantities and resulted in a decrease of cost of goods sold of $6 million, $14 million and $4 million and an increase in net income of $4 million ($0.07 per diluted common share), $9 million ($0.14 per diluted common share) and $3 million ($0.04 per diluted common share) for fiscal 2009, 2008 and 2007, respectively.

Cabot reviews inventory for both potential obsolescence and potential loss of value periodically. In this review, Cabot makes assumptions about the future demand for and market value of the inventory and, based on these assumptions, estimates the amount of obsolete, unmarketable or slow moving inventory. At September 30, 2009 and 2008, the obsolete inventory reserve was $13 million and $14 million, respectively.

Note F. Investments

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

As discussed in Note C, the Company purchased additional shares of its equity affiliate, Cabot Malaysia, for less than $1 million in fiscal 2008, increasing its ownership from 49% to approximately 51%. Prior to this additional investment, the Company accounted for Cabot Malaysia as an equity method investment. Upon purchase of the additional shares, the Company began accounting for Cabot Malaysia as a consolidated subsidiary. The condensed income statement and balance sheet information for Cabot Malaysia is included in the fiscal 2007 amounts below but excluded from the fiscal 2009 and 2008 amounts:

	September 30
	2009	2008	2007
	(Dollars in millions)
Condensed Income Statement Information:
Net sales	$172	$262	$261
Gross profit	33	48	71
Net income	10	16	26
Condensed Balance Sheet Information:
Current assets	$87	$102	$93
Non-current assets	64	65	87
Current liabilities	34	56	33
Non-current liabilities	7	8	20
Net assets	110	103	127

At September 30, 2009 and 2008, Cabot had equity affiliate investments of $60 million and $53 million, respectively. Dividends received from these investments were $1 million, $2 million and $10 million in fiscal 2009, 2008 and 2007, respectively.

Marketable Securities—Cabot holds short-term and long-term investments in available-for-sale marketable securities. These investments had a fair market value of $1 million as of September 30, 2009 and 2008. Any unrealized losses are reported as a separate component of other comprehensive income within stockholders’ equity.

During fiscal 2009, the Company recorded a charge of $1 million of unrealized losses from other comprehensive income to earnings as a result of investment impairments that were deemed other than temporary. No such charges to earnings occurred in fiscal 2008 or 2007.

Cabot made no purchases or sales of available-for-sale securities during fiscal 2009 or 2008. During fiscal 2007, Cabot paid $95 million and received proceeds of $95 million for purchases and sales of available-for-sale securities. There were no gross realized gains (losses) from the sale of available-for-sale securities in fiscal 2009, 2008 or 2007.

No dividends were received from available-for-sale marketable securities during fiscal 2009, 2008 or 2007.

Cost Investments—Cabot had cost-based investments of less than $1 million at September 30, 2009 and 2008, which are classified as long-term. No sales of cost-based investments occurred during fiscal 2009, 2008 or 2007.

Note G. Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	September 30
	2009	2008
	(Dollars in millions)
Land and improvements	$68	$67
Buildings	483	416
Machinery and equipment	2,182	2,136
Other	149	130
Construction in progress	118	172

Total property, plant and equipment	3,000	2,921
Less: accumulated depreciation	(1,988)	(1,839)

Net property, plant and equipment	$1,012	$1,082

Depreciation expense was $169 million, $162 million and $148 million for fiscal 2009, 2008 and 2007, respectively.

Note H. Goodwill and Other Intangible Assets

Cabot had goodwill balances of $37 million and $34 million at September 30, 2009 and 2008, respectively. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the years ended September 30, 2009 and 2008 are as follows:

	Rubber Blacks Business	Performance Segment	Total
	(Dollars in millions)
Balance at September 30, 2008	$23	$11	$34
Foreign currency translation adjustment	3	—	3

Balance at September 30, 2009	$26	$11	$37

Impairment tests are performed at least annually. The Company performed its annual impairment assessment as of March 31, 2009 and determined that there was no impairment.

Cabot does not have any indefinite-lived intangible assets. Finite-lived intangible assets consist of the following:

	Years Ended September 30
	2009			2008
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(Dollars in millions)
Patents	$13	$(11)	$2	$13	$(10)	$3

Intangible assets are amortized over their estimated useful lives, which range from ten to fourteen years, with a weighted average amortization period of ten years. Amortization expense amounted to less than $1 million in each of fiscal 2009, 2008 and 2007 and is included in cost of goods sold. Amortization expense is estimated to be less than $1 million in each of the next two fiscal years.

In 2006, Cabot entered into a cross license agreement with Aspen Aerogel, Inc. (“Aspen”) where each party granted certain intellectual property rights to the other. In consideration for the license of certain patents granted by Cabot, the Company is entitled to payments totaling $38 million. Cabot received $4 million, $4 million and $2 million in fiscal 2009, 2008 and 2007, respectively, of installment payments which have been recorded in earnings. The remaining $27 million is payable in installments over the next four years, and will be recognized in earnings if and when collectibility is reasonably assured.

Note I. Accounts Payable, Accrued Liabilities and Other Liabilities

Accounts payable and accrued liabilities included in current liabilities consisted of the following:

	September 30
	2009	2008
	(Dollars in millions)
Accounts payable	$269	$314
Accrued employee compensation	38	39
Accrued severance, termination and restructuring	34	4
Other accrued liabilities	66	69

Total	$407	$426

Other long-term liabilities consisted of the following:

	September 30
	2009	2008

	(Dollars in millions)
Employee benefit plan liabilities	$153	$113
Non-current tax liabilities	58	62
Financial instrument liabilities	55	48
Other accrued liabilities	62	71

Total	$328	$294

Note J. Debt and Other Obligations

The Company’s long-term obligations, the calendar year in which they mature and their respective interest rates are summarized below:

	September 30
	2009	2008
	(Dollars in millions)
Variable Rate Debt:
$400 million Revolving Credit Facility:
Yen drawdown, due 2010	$—	$88
US Dollar drawdowns, due 2010	—	155
Chinese Renminbi Notes, due 2010 – 2012, 5.00% to 5.40%	23	40

Total variable rate debt	23	283
Fixed Rate Debt:
5% Notes due 2016, net of discount	$298	$—
Medium Term Notes (average stated rate):
Notes due 2011, 7.26%	$15	$45
Notes due 2012 – 2022, 8.28%	44	44
Notes due 2018, 7.42%	30	30
Note due 2027, 7.28%	8	8
Note due 2027, 6.57%	1	1

Total Medium Term Notes	98	128
Eurobond, due 2013, 5.25%, net of discount	178	176
Guarantee of ESOP Note, due 2013, 8.29%	25	30
Other, due 2027, 2%	5	6

Total fixed rate debt	604	340
Capital lease, due 2010 – 2021	1	2

Total debt	628	625
Less current portion of long-term debt	(5)	(39)

Total long-term debt	$623	$586

$400 million Revolving Credit Facility—Cabot has a $400 million revolving credit facility that permits the Company to borrow funds on an unsecured basis in various currencies at floating interest rates. These floating interest rates are dependent upon the currency in which its borrowings are denominated. Generally, the rates are determined based upon LIBOR plus a spread, which is based on the Company’s credit rating. The credit facility expires on August 3, 2010. Cabot did not have any outstanding indebtedness under this facility as of September 30, 2009. However, the Company has $16 million of committed but undrawn letters of credit against this facility. The revolving credit facility agreement contains affirmative, negative and financial covenants, including financial covenants for certain maximum indebtedness and, under certain conditions, minimum cash flow requirements.

Chinese Renminbi Debt—The Company’s consolidated Chinese subsidiaries had $23 million and $40 million of unsecured long-term debt outstanding at September 30, 2009 and 2008, respectively. As of September 30, 2009, $4 million was available under a committed line that expires in 2011.

Other Committed Lines of Credit—The Company has approximately $72 million in borrowing capacity under certain foreign currency denominated facilities. These are unsecured and bear variable interest, if used, at local overnight rates.

5% Notes—On September 24, 2009, Cabot issued $300 million in public notes with a coupon of 5% that will mature on October 1, 2016. These notes are unsecured and will pay interest on April 1 and October 1 of each year. The net proceeds of this offering were $296 million after deducting discounts and issuance costs. The discount of approximately $2 million was recorded at issuance and it is being amortized over the life of the notes. A portion of the proceeds was used to repay the outstanding indebtedness under the Company’s revolving credit facility. The remaining portion of the proceeds will be used for general corporate purposes.

Medium Term Notes—At September 30, 2009 and 2008, there were $98 million and $128 million, respectively, of unsecured medium term notes outstanding issued to numerous lenders with various fixed interest rates and maturity dates. The weighted average maturity of the total outstanding medium term notes is 7.5 years with a weighted average interest rate of 7.8%. As described in Note M, the Company has entered into variable interest rate swaps for certain designated medium term notes to offset the changes in the fair value of the underlying debt.

Eurobond—A European subsidiary issued an unsecured $175 million bond with a fixed coupon rate of 5.25% in fiscal 2003. The bond matures on September 1, 2013, with interest due on March 1 and September 1 of each year. A discount of approximately $1 million was recorded at issuance and is being amortized over the life of the bond. Amortization of the discount was immaterial for fiscal 2009, 2008 and 2007. As described in Note M, the Company has entered into cross-currency swaps and a floating interest rate swap to hedge the variability in cash flows for changes in the exchange rates and to offset a portion of the changes in the fair value of the underlying debt.

ESOP Debt—In November 1988, Cabot’s Employee Stock Ownership Plan (“ESOP”) borrowed $75 million from an institutional lender in order to finance its purchase of 75,000 shares of Cabot’s Series B ESOP Convertible Preferred Stock. This debt bears interest at 8.29% per annum and is to be repaid in quarterly installments through December 31, 2013. Cabot, as guarantor, has reflected the outstanding balance of $25 million and $30 million as long-term debt in the consolidated balance sheets at September 30, 2009 and 2008, respectively. An equal amount, representing deferred employee benefits, has been recorded as a reduction to stockholders’ equity. All of Cabot’s outstanding preferred stock was converted to common stock during the fourth quarter of fiscal 2007.

Capital Lease Obligations—Cabot has capital lease obligations for certain equipment with a net present value of $1 million. Cabot will make payments totaling $3 million over the next twelve years, including $2 million of imputed interest. Cabot has assets under capital leases of which the original costs at both September 30, 2009 and 2008 were $2 million. The accumulated depreciation of assets under capital leases was $1 million at both September 30, 2009 and 2008. The amortization related to those assets under capital lease is included in depreciation expense.

The aggregate principal amounts of long-term debt and capital lease obligations due in each of the five years from fiscal 2010 through 2014 and thereafter are as follows:

Fiscal Years Ended	(Dollars in millions)
2010	$5
2011	25
2012	54
2013	185
2014	2
Thereafter	357

Total	$628

At September 30, 2009, the Company had provided standby letters of credit that were outstanding and not drawn totaling $41 million, which expire through fiscal 2011.

Short-term Notes Payable to Banks—The Company had unsecured short-term notes payable to banks of $29 million and $91 million as of September 30, 2009 and 2008, respectively. The weighted-average interest rate on short-term notes payable is 5.9% and 7.4% for fiscal 2009 and 2008, respectively.

Note K. Fair Value Measurements

On October 1, 2008 Cabot adopted the authoritative guidance issued by the FASB on fair value measurements. As permitted by the guidance, Cabot elected to defer implementation of the provisions of the guidance for nonfinancial assets and nonfinancial liabilities until October 1, 2009, except for nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The disclosures focus on the inputs used to measure fair value. The guidance establishes the following hierarchy for categorizing these inputs:

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009. The derivatives presented in the table below are presented by derivative type, net of the legal right to offset derivative settlements by each counterparty:

	Level 1 Inputs	Level 2 Inputs	Total
	(Dollars in Millions)
Assets at fair value:
Equity securities(1)	$2	$—	$2
Guaranteed investment contract(2)	—	14	14
Derivatives relating to:
Interest rates(3)	—	4	4

Total assets at fair value	$2	$18	$20

Liabilities at fair value:
Derivatives relating to:
Foreign currency(3)	$—	$65	$65

Total liabilities at fair value	$—	$65	$65

(1)	The Company’s investments in equity securities are included in “Short-term marketable securities” and “Long-term marketable securities and cost investments” in the consolidated balance sheets.
(2)	The Company’s guaranteed investment contract is included in “Other assets” in the consolidated balance sheets.
(3)	The Company’s derivatives are included in “Other assets” and “Other liabilities” in the consolidated balance sheets.

Note L. Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at September 30, 2009 and 2008 are as follows:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Assets:
Cash and cash equivalents	$304	$304	$129	$129
Short-term marketable securities	1	1	1	1
Accounts and notes receivable	452	452	646	646
Derivative instruments	1	1	2	2

Liabilities:
Notes payable to banks—short-term	29	29	91	91
Accounts payable and accrued liabilities	407	407	426	426
Long-term debt—fixed rate	604	619	340	294
Long-term debt—floating rate	23	23	283	283
Derivative instruments	62	62	48	48

At September 30, 2009 and 2008, the fair values of cash, cash equivalents, accounts receivables, accounts payable and notes payable to banks approximated carrying values because of the short-term nature of these instruments. The estimated fair values of available for sale marketable securities, as described in Note K, are based on the market price at the respective year-ends. The estimated fair values of the derivative instruments as described in Note K are estimated based on the amount that Cabot would receive or pay to terminate the agreements at the respective year-ends. The fair value of Cabot’s fixed rate long-term debt is estimated based on comparable quoted market prices at the respective year ends. The carrying amounts of Cabot’s floating rate long-term debt approximates their fair value.

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

By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot’s exposure will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. The Company minimizes counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. As of September 30, 2009, the counterparties that the Company has executed derivatives with were rated between AA and A, inclusive, by Standard and Poor’s. Cabot’s exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed at September 30, 2009.

Interest Rate Risk Management

Cabot’s objective is to maintain a certain range of fixed-to-floating interest rate mix on the Company’s debt portfolio. Cabot enters into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. The following table provides details of the derivatives held as of September 30, 2009 used to manage interest rate risk.

Description	Borrowing	Notional Amount	Hedge Designation
Interest Rate Swaps—Fixed to Variable	Eurobond (20% of $175 million)	USD 35 million	Fair Value

Interest Rate Swaps—Fixed to Variable	Medium Term Notes	USD 8 million	Fair Value

Interest Rate Swaps—Fixed to Variable	Medium Term Notes	USD 15 million	Fair Value

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

In certain situations where the Company has forecasted purchases under a long-term commitment denominated in a foreign currency, Cabot may enter into appropriate financial instruments in accordance with the Company’s risk management policy to hedge future cash flow exposures. The following table provides details of the derivatives held as of September 30, 2009 used to manage foreign currency risk.

Description	Borrowing	Notional Amount	Hedge Designation
Cross Currency Swap	N/A	USD 20 million swapped to JPY 2.5 billion	Net investment hedge

Cross Currency Swap	Eurobond (20% of $175 million)	USD 35 million swapped to EUR 31 million	No designation

Cross Currency Swap	Eurobond (80% of $175 million)	USD 140 million swapped to EUR 124 million	No designation

Forward Foreign Currency Contracts	N/A	(a)	No designation

(a)

Cabot’s forward foreign exchange contracts are denominated primarily in the Japanese yen, British pound sterling, Canadian dollar, Australian dollar and Euros. The duration of these forwards is generally 30 days. The total net notional dollar value of these forward contracts at September 30, 2009 was $61 million.

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

In order to limit the variability in cost to Cabot’s European operations, the Company committed to current prices by entering into agreements which run from fiscal 2010 to 2013 to purchase CERs and to sell EUAs. The following table provides details of the derivatives held as of September 30, 2009 used to manage commodity risk.

	Net Notional Amount	Net Buyer/ Net Seller	Hedge Designation
EUAs	EUR 2 million	Seller	No designation
CERs	EUR 2 million	Buyer	No designation

The Company also has exposure to the prices of commodities in its procurement of certain raw materials. In order to manage the price volatility associated with forecasted inventory purchases, Cabot may enter into swap trades to buy such commodities. At September 30, 2009, the Company did not have any such open contracts outstanding.

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

Cash Flow Hedge

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period earnings. At September 30, 2009, there were no open derivatives designated as cash flow hedges.

Net Investment Hedge

For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in other comprehensive income while changes in the ineffective portion are reported in earnings. During the fourth quarter of fiscal 2009, the Company paid down its Yen denominated debt that had previously been designated as a nonderivative net foreign investment hedge. During fiscal 2009 and fiscal 2008, the loss recorded in other comprehensive income was $16 million and $8 million, respectively, offset by an increase in the value of the underlying net equity of the hedged entity. The gains or losses on derivative instruments reported in other comprehensive income will be reclassified to earnings in the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidation of the entities being hedged.

Other Derivative Instruments

From time to time, the Company may enter into certain derivative instruments that may not be designated as hedges. Although these derivatives do not qualify for hedge accounting, Cabot believes that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in current period earnings.

The following table provides the fair value and consolidated balance sheet presentations of derivative instruments by each derivative type, without regard to the legal right to offset derivative settlement by each counterparty:

Fair Value of Derivative Instruments	Balance Sheet Location	September 30, 2009
		(Dollars in millions)
Asset Derivatives
Derivatives designated as hedges
Interest Rate(1)	Noncurrent Other Assets	$3

Total derivatives designated as hedges		$3
Derivatives not designated as hedges
Foreign currency	Other Assets	$—
Commodity contracts(2)	Other Assets & Noncurrent Other Assets	3

Total derivatives not designated as hedges		3

Total Asset Derivatives		$6

Liability Derivatives
Derivatives designated as hedges
Interest Rate	Other Liabilities	$—
Foreign currency	Accrued Liabilities	7

Total derivatives designated as hedges		$7
Derivatives not designated as hedges
Foreign currency(1)	Accrued Liabilities and Other Liabilities	$58
Commodity contracts(2)	Other Assets & Noncurrent Other Assets	2

Total derivatives not designated as hedges		$60

Total Liability Derivatives		$67

(1)

Interest rate contracts of $2 million presented on a gross basis in this table have the legal right to offset against certain foreign currency derivatives with a common counterparty and, therefore, are presented on a net basis in “Other liabilities” in the consolidated balance sheet.

(2)

Commodity contracts in an asset and liability position presented on a gross basis in this table have the legal right of offset and, therefore, are presented on a net basis in current “Other assets” and noncurrent “Other assets” in the consolidated balance sheet.

See Note K “Fair Value Measurements” for classification of derivatives by input level as required by FASB authoritative guidance.

The net after-tax amounts to be reclassified from accumulated other comprehensive income to earnings within the next 12 months are expected to be immaterial.

Note N. Employee Benefit Plans

Cabot provides both defined benefit and defined contribution plans for its employees. The defined benefit plans consist of the Cabot Cash Balance Plan (“CBP”), a Supplemental Cash Balance Plan (“SCBP”) and several foreign pension plans. The defined contribution plans consist of the Cabot Retirement Savings Plan (“RSP”), a Supplemental Retirement Savings Plan (“SRSP”) and several foreign plans. Cabot also provides postretirement benefit plans, which include medical coverage and life insurance.

Defined Contribution Plans

Cabot recognized expenses related to U.S. and foreign defined contribution plans in the amount of $9 million in fiscal 2009 and $10 million for each of fiscal 2008 and 2007.

Retirement Savings Plan

The RSP is a U.S. defined contribution plan, which encourages long-term systematic savings and provides funds for retirement or possible earlier needs. The RSP has two components, a 401(k) plan and an Employee Stock Ownership Plan (“ESOP”).

401(k)

The 401(k) component of the plan allows an eligible participant to contribute a percentage of his or her eligible compensation on a before-tax or after-tax basis. For employees not subject to a collective bargaining agreement, Cabot makes a matching contribution of 75% of a participant’s contribution up to 7.5% of the participant’s eligible compensation, making the maximum matching contribution an amount equal to 5.625% of a participant’s eligible compensation. This matching contribution is in the form of Cabot common stock and is made on a quarterly basis.

Employee Stock Ownership Plan

Other than certain employees subject to collective bargaining agreements, all eligible employees of Cabot and its participating subsidiaries in the U.S. participate in the ESOP component of the plan. Under the ESOP, which is 100% Company funded, 108,696.645 shares of Cabot common stock are allocated to participants’ accounts at the end of each quarter. These shares are allocated based on a pre-determined formula. Cabot has established a minimum and maximum contribution percentage of total eligible pay of 4% and 8%, respectively. The actual contribution percentage in any given quarter varies depending on Cabot’s stock price on the last day of the relevant quarter, the total eligible compensation and the amount of the dividends allocated to participants. If the calculated contribution allocation falls below 4%, the Company makes an additional contribution in the form of Cabot common stock to bring the total contribution to 4% for the participant. If the calculated contribution allocation exceeds 8% of eligible compensation, the excess shares are used to fund the Company match on the 401(k) contributions. If there are still shares remaining after the Company match has been allocated, the remaining shares are allocated to all participants in the ESOP as additional contribution shares.

Supplemental Retirement Savings Plan

Cabot’s SRSP provides benefits to highly compensated employees in circumstances in which the maximum limits established under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code prevent them from receiving Company matching and ESOP contributions provided under the qualified RSP. The SRSP is non-qualified and unfunded. See Note O for further information on the SRSP.

Defined Benefit Plans

Defined benefit plans provide pre-determined benefits to employees to be distributed for future use upon retirement. Measurement of defined benefit pension expense is based on assumptions used to value the defined benefit pension liability (including assets) at the beginning of the year. The CBP and certain foreign pension plans generally use the straight-line method of amortization over five years for the unrecognized net gains and losses. Cabot used a September 30 measurement date for all U.S. and foreign plan obligations and assets in both fiscal 2009 and 2008. In prior years, Cabot used a June 30 measurement date for all U.S. and foreign plan obligations and assets. This change in measurement date was in response to a change in accounting standards. The adoption of the change in measurement date on September 30, 2008 resulted in a decrease in retained earnings of $4 million and is reflected in the Consolidated Statements of Changes in Stockholders’ Equity. Cabot is making all required contributions to the plans.

Cash Balance Plan

The CBP is a hybrid defined benefit pension plan, in which participants in the CBP accrue benefits in the form of account balances, with a guaranteed rate of return and defined notional contributions. The notional contributions take the form of pay-based credits, which are computed as a percentage of eligible pay and credited quarterly to participant accounts. Interest is credited quarterly based on the average one-year Treasury bill rate for the month of November in the preceding calendar year. As of September 30, 2009, 77 employees have “grandfathered” benefits under a traditional defined benefit formula, which, under certain circumstances, may entitle them to benefits in addition to those accrued under the CBP formula described above. Cabot contributes to the plan based on the fair value of plan assets and associated returns and Cabot’s obligations and their timing.

Supplemental Cash Balance Plan

Cabot’s SCBP provides benefits to highly compensated employees in circumstances in which the maximum limits established under ERISA and the Internal Revenue Code prevent them from receiving some of the benefits provided under the qualified CBP. This plan is non-qualified and unfunded. The obligations in connection with the SCBP plan were $5 million and $6 million as of September 30, 2009 and 2008, respectively, and have been recorded in other liabilities. Both the CBP and the SCBP qualify as defined benefit plans.

Cabot provides benefits under defined benefit formulas to employees in certain non-U.S. locations through several foreign defined benefit plans.

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

On September 30, 2009, Cabot announced changes effective January 1, 2010 to its postretirement medical and life insurance plans. The plan changes significantly reduce the number of current employees eligible to receive Company provided retiree life insurance and Company contributions towards retiree medical premiums in the future.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 was passed by the United States Congress in March 2003. Cabot has determined that its U.S. postretirement health care plan provides a drug benefit that is actuarially equivalent to the Medicare Part D benefit. Under the plan’s cost sharing arrangement with retirees, the subsidy that Cabot receives from Medicare is generally used to offset a portion of the costs of providing retiree medical coverage.

Measurement of postretirement benefit expense is based on actuarial assumptions used to value the postretirement benefit liability at the beginning of the year. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The fiscal 2009 weighted-average assumed health care cost trend rate is 8% for U.S. plans and 9% for foreign plans. The ultimate weighted-average health care cost trend rate has been designated as 5% for U.S. plans and 7% for foreign plans and is anticipated to be achieved during 2015 and 2016, respectively. A one-percentage point change in the 2009 assumed health care cost trend rate would have the following effects:

	1-Percentage-Point
	Increase		Decrease
	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Effect on postretirement benefit obligation	$—	$3	$—	$(2)

The following provides a reconciliation of benefit obligations, plan assets, the funded status and weighted-average assumptions of the defined benefit pension and postretirement benefit plans.

	Years Ended September 30
	2009		2008		2009		2008
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Change in Benefit Obligations:
Benefit obligation at beginning of year	$113	$207	$126	$250	$73	$14	$88	$15
Service cost	4	5	4	6	2	—	2	—
Interest cost	8	12	7	12	5	1	5	1
Plan participants’ contribution	—	1	—	1	—	—	—	—
Foreign currency exchange rate changes	—	—	—	(10)	—	(1)	—	(1)
(Gain)/loss from changes in actuarial assumptions	26	21	(12)	(36)	11	2	(17)	—
Benefits paid(1)	(14)	(15)	(15)	(21)	(5)	—	(7)	(1)
Plan amendments	—	—	—	—	(17)	—	—	—
Curtailment (gain) loss	—	(3)	—	—	—	(1)	—	—
Other	—	—	3	5	—	—	2	—

Benefit obligations at end of year	$137	$228	$113	$207	$69	$15	$73	$14

Change in Plan Assets:
Fair value of plan assets at beginning of year	$109	$186	$144	$219	$—	$—	$—	$—
Actual return on plan assets	1	12	(20)	(18)	—	—	—	—
Employer contribution	8	11	1	16	5	1	8	—
Plan participants’ contribution	—	1	—	1	—	—	—	—
Foreign currency exchange rate changes	—	(2)	—	(11)	—	—	—	—
Benefits paid	(14)	(15)	(16)	(21)	(5)	(1)	(8)	—

Fair value of plan assets at end of year	$104	$193	$109	$186	$—	$—	$—	$—

Funded status	$(33)	$(35)	$(4)	$(21)	$(69)	$(15)	$(73)	$(14)

Recognized asset (liability)	$(33)	$(35)	$(4)	$(21)	$(69)	$(15)	$(73)	$(14)

(1)	Included in this amount is $4 million and $2 million that the Company paid directly to participants in its defined benefit plans in fiscal 2009 and fiscal 2008, respectively.

	Years Ended September 30
	2009		2008		2009		2008
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Net Amounts Recognized in the Consolidated Balance Sheets
Noncurrent assets	$—	$9	$2	$9	$—	$—	$—	$—
Current liabilities	—	(1)	(1)	(1)	(6)	(1)	(7)	(1)
Noncurrent liabilities	(33)	(43)	(5)	(29)	(63)	(14)	(66)	(13)
Accumulated other comprehensive (income)	28	43	(7)	25	(18)	3	(14)	2

Net amount recognized in consolidated balance sheet	$(5)	8	$(11)	$4	$(87)	$(12)	$(87)	$(12)

Amounts recognized in Accumulated other comprehensive income (loss) at September 30, 2009 were as follows:

	Pension Benefits		Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Net actuarial loss	$26	$44	$1	$3
Net prior service cost (credit)	2	(1)	(19)	—
Net transition asset	—	—	—	—

Balance in accumulated other comprehensive income at September 30, 2009, pretax	$28	$43	$(18)	$3

In fiscal 2010, an estimated net loss of $2 million will be amortized from accumulated other comprehensive income to net periodic benefit cost. In addition, amortization of estimated prior service credits of $4 million for other postretirement benefits will be amortized from accumulated other comprehensive income to net periodic benefit costs in fiscal 2010.

Pension Assumptions and Strategy

The following assumptions were used to determine the benefit obligations at September 30:

	Assumptions as of September 30
	2009		2008		2007
	Pension Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	5.3%	5.0%	7.5%	6.4%	6.0%	5.3%
Assumed rate of increase in compensation	3.8%	3.4%	4.5%	3.5%	4.5%	3.6%
Actuarial assumptions used to determine net cost during the year:
Discount rate	7.5%	6.4%	6.0%	5.3%	6.0%	5.0%
Expected rate of return on plan assets	7.8%	6.5%	7.8%	6.4%	7.8%	6.3%
Assumed rate of increase in compensation	4.5%	3.8%	4.5%	3.6%	4.5%	3.5%

	Assumptions as of September 30
	2009		2008		2007
	Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	5.3%	5.2%	7.5%	7.1%	6.0%	5.6%
Assumed annual rate of increase in health care benefits	3.8%	3.3%	4.5%	4.0%	9.0%	8.5%
Actuarial assumptions used to determine net cost during the year:
Discount rate	7.5%	7.1%	6.0%	5.6%	6.0%	5.3%
Assumed annual rate of increase in health care benefits	4.5%	4.0%	4.5%	4.0%	10.0%	8.6%

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

The rates utilized are selected because they represent long-term, high quality, fixed income benchmarks that approximate the long-term nature of Cabot’s pension obligations and related payouts.

Cabot’s investment strategy for each of its defined benefit plans in the U.S. and abroad is generally based on a set of investment objectives and policies that cover time horizons and risk tolerance levels consistent with plan liabilities. Periodic studies are performed to determine the asset mix that will meet pension obligations at a reasonable cost to the Company. The assets of the defined benefit plans are comprised principally of investments in equity and high quality fixed income securities, which are broadly diversified across the capitalization and style spectrum and are managed using both active and passive strategies. The weighted average target asset allocation for the U.S. plan is 65% in equity and 35% in fixed income. As of September 30, 2009, the weighted average target asset allocation for foreign plans was 45% in equity, 51% in fixed income and 4% in cash and other securities.

The Company’s defined benefit pension plans weighted-average asset allocations at September 30, 2009 and 2008, by asset category are as follows:

	Pension Assets
	September 30
	2009		2008
	U.S.	Foreign	U.S.	Foreign
Asset Category:
Equity securities	67%	48%	64%	43%
Debt securities	33%	47%	36%	52%
Cash and other securities	—	5%	—	5%

Total	100%	100%	100%	100%

To develop the expected long-term rate of return on plan assets assumption, the Company used a capital asset pricing model. The model considers the current level of expected returns on risk-free investments comprised of government bonds, the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns for each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return for each plan.

Curtailments and settlements of employee benefit plans

The Company incurred five curtailments and three settlements of certain of its employee benefit plans during fiscal 2009 which were primarily a result of the 2009 Global Restructuring Plan. During fiscal 2009, the Company recognized a net gain associated with these curtailments and settlements of approximately $2 million.

Net periodic defined benefit pension and other postretirement benefit costs include the following components:

	Years Ended September 30
	2009		2008		2007		2009		2008		2007
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$4	$5	$4	6	$5	$6	$2	—	$2	—	$2	—
Interest cost	8	12	7	12	8	12	5	1	5	1	5	1
Expected return on plan assets	(9)	(12)	(9)	(13)	(10)	(12)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	(1)	—	(1)	—	(1)	—
Net losses (gains)	(1)	1	—	2	—	4	—	—	—	—	—	—
Settlements or termination benefits	—	(1)	—	—	—	—	(1)	—	—	—	—	—

Net periodic benefit cost (benefit)	$2	$5	$2	$7	$3	$10	$5	$1	$6	$1	$6	$1

The accumulated benefit obligation was $131 million for the U.S. defined benefit plans and $213 million for the foreign plans as of September 30, 2009 and $108 million for the U.S. defined benefit plans and $188 million for the foreign plans at September 30, 2008.

Estimated Future Benefit Payments

The Company expects that the following benefit payments will be made to plan participants in the years from 2010 to 2019:

	Pension Benefits		Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Years Ended:
2010	$13	$15	$6	$1
2011	10	17	6	1
2012	9	15	6	1
2013	9	16	6	1
2014	10	15	6	1
2015-2019	56	81	28	4

Note O. Stock-Based Compensation

The Company has established equity compensation plans that provide stock-based compensation to eligible employees. The 2009 Long-Term Incentive Plan (the “2009 Plan”), which was approved by Cabot’s stockholders on March 12, 2009, authorizes the issuance of 6.4 million shares of common stock and is the Company’s only equity incentive plan under which awards may currently be made to employees. Prior plans include the 2006 Long-Term Incentive Plan (the “2006 Plan”), the 1999 Equity Incentive Plan, and the 1996 Equity Incentive Plan. Awards made under each of these prior plans remained outstanding at September 30, 2009.

The terms of awards made under Cabot’s equity compensation plans are generally determined by the Compensation Committee of Cabot’s Board of Directors. Prior to 2009, the principal awards made under these equity plans consisted of grants of restricted stock and stock options. The shares of restricted stock issued under these plans were generally purchased by the employee at a price equal to 30% of the market price of Cabot’s common stock on the date of grant, with vesting dates three years after the date of grant.

The stock options issued under the plans were issued with an exercise price equal to 100% of the market price of Cabot’s common stock on the date of grant, vest three years after the date of grant and expire five years after grant.

The 2009 Plan allows for grants of stock options, restricted stock, restricted stock units and other stock-based awards to employees. The principal awards made in fiscal 2009 under the 2009 Plan consisted of grants of stock options. These options were issued with an exercise price equal to 100% of the market price of Cabot’s common stock on the date of grant, vest over a three year period (30% on each of the first and second anniversaries of the date of grant and 40% on the third anniversary of the date of grant) and expire ten years after grant. It is anticipated that future awards under the 2009 Plan will consist of a combination of time based restricted stock units and performance based restricted stock units and, in some cases, stock options.

In many instances, the Company provided loans to employees, other than executive officers, to purchase shares of restricted stock issued under its equity plans. These loans are full recourse, secured by the purchased shares, have a term of approximately three years, and accrue interest at market rates. During the third quarter of fiscal 2009, the Company extended the maturity date of the loans made in 2006 by thirty-six months to August 2012. After evaluating the current facts and circumstances related to these loans, the Company determined that it was appropriate to apply option accounting to all unvested purchased restricted stock awards under the 2006 Plan that had accompanying loans. Total incremental stock-based compensation expense related to this change is $4 million, and will be recorded over the remaining vesting period ending in May of 2011. As of September 30, 2009 and 2008, the outstanding loan balances were $17 million and $21 million, respectively. Prior to extending the maturity of the loans made in May 2006, all of the loans were recorded in equity. Subsequent to this event, the loans have been removed from the balance sheet as all of the restricted stock awards with loans are now accounted for as if they were stock options.

Stock-based employee compensation expense was $13 million, $17 million and $15 million, after tax, for fiscal 2009, 2008 and 2007, respectively. The Company recognized the full impact of its stock-based employee compensation expense in the consolidated statements of operations for fiscal 2009, 2008 and 2007 and did not capitalize any such costs on the consolidated balance sheets because those that qualified for capitalization were not material. The following table presents stock-based compensation expenses included in the Company’s consolidated statement of operations:

	Years Ended September 30
	2009	2008	2007
	(Dollars in millions)
Cost of sales	$7	8	7
Selling and administrative expenses	12	16	14
Research and technical expenses	1	2	2

Stock-based compensation expense before tax	20	26	23

Income tax benefit	(7)	(9)	(8)

Net stock-based compensation expense	$13	$17	$15

As of September 30, 2009, Cabot has $6 million and $15 million of total unrecognized compensation cost related to non-vested options and non-vested restricted stock, respectively, granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.4 years and 1.2 years for the non-vested options and the non-vested restricted stock, respectively.

Equity Incentive Plan Activity

The following table summarizes the total stock option and the restricted stock activity in the equity incentive plans for fiscal 2009:

	September 30, 2009
	Stock Options			Restricted Stock
	Total Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Outstanding at September 30, 2008	533	$32.71	$8.81	2,501	$22.97
Granted	1,379	17.11	3.98	3	9.56
Exercised/Vested	—	—	—	(714)	20.86
Cancelled/Forfeited	(128)	33.25	10.51	(238)	21.17

Outstanding at September 30, 2009	1,784	20.61	4.96	1,552	24.20

Exercisable at September 30, 2009	186	30.84

Stock Options

The following table summarizes information related to the outstanding and vested options on September 30, 2009:

	Options Outstanding	Vested Options
Aggregate Intrinsic Value (dollars in millions)	$4	N/A
Weighted Average Remaining Contractual Term (in years)	4	1

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing common stock price of $23.11 on September 30, 2009, which would have been received by the option holders had all option holders exercised their options and immediately sold their shares on that date.

As of September 30, 2009, the Company expects approximately 1,514,000 options to vest with a weighted average remaining contractual life of 8.9 years and a weighted average exercise price of $19.42.

There were no options exercised in fiscal 2009. The intrinsic value of options exercised during fiscal 2008 and 2007 were less than $1 million and $5 million, respectively.

The Company settles employee stock option exercises with newly issued common shares. The total fair value of the options vested during fiscal 2009, 2008 and 2007 were $2 million, $4 million and $5 million, respectively. The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The estimated weighted average grant date fair values of options granted during fiscal 2009, 2008 and 2007 were $3.98, $7.30 and $11.87 per option, respectively. The fair values on the grant date (including the application of option accounting to the restricted stock awards as noted previously) were calculated using the following weighted-average assumptions:

	Years Ended September 30
	2009	2008	2007
Expected stock price volatility	39%	30%	26%
Risk free interest rate	0.4%	3.1%	4.8%
Expected life of options (years)	6	4	4
Expected annual dividends per share	$0.72	$0.72	$0.72
Loan Interest Rate	N/A	4.8%	6.8%

The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the option.

Restricted Stock

The value of restricted stock awards is an intrinsic value derived by calculating the difference between the share price and the purchase price at the date of the grant. The estimated weighted average grant date fair values of restricted stock awards granted during fiscal 2009, 2008 and 2007 were $9.56, $21.34 and $29.62, respectively.

Supplemental Retirement Savings Plan

Cabot’s SRSP provides benefits to highly compensated employees in circumstances in which the maximum limits established under ERISA and the Internal Revenue Code prevent them from receiving all of the Company matching and ESOP contributions that would otherwise be provided under the qualified RSP. The SRSP is non-qualified and unfunded. Contributions under the SRSP are treated as if invested in Cabot common stock. The majority of the distributions made under the SRSP are required to be paid from shares of Cabot common stock held in treasury. The remaining distributions, which relate to certain grandfathered accounts, will be paid in cash based on the market price of Cabot common stock at the time of distribution. The aggregate value of the accounts that will be paid out in stock, which is equivalent to approximately 171,000 shares of Cabot common stock as of September 30, 2009, is reflected at historic cost in stockholders’ equity, and the aggregate value of the accounts that will be paid in cash, which is approximately $1 million as of September 30, 2009, is reflected in other long-term liabilities and marked-to-market quarterly.

Note P. Restructurings

Cabot’s restructuring activities were recorded in the consolidated statements of operations as follows.

	Years Ended September 30
	2009	2008	2007
	(Dollars in millions)
Cost of sales	84	4	12
Selling and administrative expense	5	2	—
Research and development expense	2	—	—

Total	$91	$6	$12

Details of the restructuring activity and the reserves for fiscal 2009 and 2008 were as follows.

	Severance and Employee Benefits	Environmental Remediation	Sale of Altona Land	Asset Impairments and Accelerated Depreciation	Total
	(Dollars in millions)
Reserve at September 30, 2007	$4	$—	$—	$—	$4
Charges (benefits)	9	1	(18)	14	6
Costs charged against assets	—	—	—	(14)	(14)
Proceeds from sale	—	—	18	—	18
Cash paid	(11)	—	—	—	(11)

Reserve at September 30, 2008	$2	$1	$—	$—	$3
Charges (benefits)	36	8	—	47	91
Costs charged against assets	—	—	—	(47)	(47)
Cash paid	(22)	(8)	—	—	(30)
Foreign currency translation adjustment	4	—	—	—	4

Reserve at September 30, 2009	$20	$1	$—	$—	$21

As of September 30, 2009, the $21 million reserve balance is associated with the 2009 Global Restructuring Plan (which is described below) and is included in accrued expenses in the consolidated balance sheet.

2009 Global Restructuring

As part of the 2009 Global Restructuring Plan, Cabot has (i) closed its manufacturing operations located in Stanlow and Dukinfield, U.K. and suspended its tantalum and spodumene mining operations in Lac du Bonnet, Manitoba (cesium mining remains in operation); (ii) closed its regional office in Kuala Lumpur, Malaysia; (iii) mothballed or curtailed assets at its manufacturing operations in Merak, Indonesia; Sarnia, Ontario; and Tuscola, Illinois (certain of the mothballed assets have since been restarted); (iv) implemented short worktime at its manufacturing operations in Rheinfelden, Germany; and (v) incurred workforce reductions across a variety of its other operations. In October 2009, Cabot closed its manufacturing operations in Berre, France. In calendar 2010, Cabot plans to close its tantalum powder operations in Boyertown, Pennsylvania and plans to consolidate several European administrative offices in a new European headquarters office in Switzerland.

The Company expects this restructuring will result in a cumulative pre-tax charge to earnings of approximately $115 million. Estimates of the total amount the Company expects to incur for each major type of cost associated with the restructuring plan are: (i) severance and employee benefits of $45 million for approximately 400 employees, (ii) accelerated depreciation and impairment of facility assets of $45 million, (iii) demolition and site clearing costs of $15 million, and (iv) product requalification and other restructuring related costs of $10 million. The total after-tax charge is estimated to be approximately $100 million. Net cash outlays related to these actions are expected to be approximately $60 million.

The segments impacted by this restructuring are presented in the table below.

Core Segment
Location	Rubber Blacks Business	Supermetals Business	Performance Segment
Berre, France	X		X
Stanlow, U.K.	X		X
Dukinfield, U.K.			X
Boyertown, PA		X
Lac du Bonnet, Manitoba		X
Merak, Indonesia	X
Sarnia, Ontario	X		X
Rheinfelden, Germany			X
Tuscola, IL			X

Through September 30, 2009 Cabot has recorded $89 million of charges associated with this restructuring, comprised of $49 million for accelerated depreciation and asset impairments, $34 million for severance and employee benefits and $6 million for other post closing operation costs. During fiscal 2009 Cabot made cash payments of approximately $23 million, primarily for severance and employee benefits. As of September 30, 2009 Cabot has approximately $21 million of reserves remaining and expects to make cash payments of approximately $40 million in fiscal 2010.

2008 Global Restructuring

In fiscal 2008 Cabot reorganized its business and regional structure. In conjunction with these changes, Cabot initiated a workforce reduction and terminated underperforming projects in the New Business Segment. The total charges related to this plan were approximately $7 million, of which $1 million was recorded in fiscal 2009. Cabot made cash payments of approximately $4 million and $2 million related to severance and employee benefits during fiscal 2009 and 2008, respectively. As of September 30, 2009, Cabot has no reserves remaining for this initiative.

Closure of Waverly, West Virginia Carbon Black Facility

Cabot ceased manufacturing at its carbon black manufacturing facility in Waverly, West Virginia in March 2008. Through September 30, 2009, Cabot has recorded approximately $26 million of charges associated with this restructuring, of which approximately $2 million was recorded during fiscal 2009. The fiscal 2009 charges were primarily related to site remediation costs. Cabot made cash payments of $3 million and $6 million related to site remediation and severance and employee benefits in fiscal 2009 and 2008, respectively. As of September 30, 2009, Cabot has no reserves remaining for this initiative.

Other Restructuring

Other restructuring activities included a $1 million benefit related to the previous closure of the Company’s facility in Zierbena, Spain.

Note Q. Stockholders’ Equity

In May 2007, the Board of Directors authorized Cabot to repurchase up to five million shares of Cabot’s common stock in the open market or in privately negotiated transactions. On September 14, 2007, the Board increased this share repurchase authorization to 10 million shares. This authority does not have a set expiration date. During fiscal 2009, 3,474 shares were repurchased under the May 2007 authorization. During fiscal 2008, 1,178,034 shares were repurchased under the May 2007 authorization and a prior authorization. As of September 30, 2009, approximately 4.3 million shares remain available for repurchase under the current authorization.

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

Cabot is the guarantor of the outstanding debt held by the ESOP as described in Note J. Cabot contributed $4 million during each of fiscal 2009, 2008 and 2007 to the ESOP to service the debt. Dividends on ESOP shares used for debt service were $3 million during each of fiscal 2009, 2008 and 2007. In addition, interest incurred on the ESOP debt was $2 million during fiscal 2009 and $3 million during each of fiscal 2008 and 2007.

During fiscal 2009, 2008, and 2007, Cabot paid cash dividends of $0.72 per share of common stock. During fiscal 2007, Cabot paid cash dividends of $58.13 per share of Series B ESOP Convertible Preferred Stock. All of Cabot’s outstanding preferred stock was converted to common stock during the fourth quarter of fiscal 2007. Accordingly, no dividends were paid on preferred stock during fiscal 2009 or fiscal 2008.

Accumulated Other Comprehensive Income

The balance of related after-tax components comprising accumulated other comprehensive income are summarized below:

	September 30
	2009	2008
	(Dollars in millions)
Foreign currency translation adjustments	$101	$79
Unrealized holding gain on investments and derivative instruments	1	2
Change in funded status of retirement plans	(42)	(6)

Accumulated other comprehensive income	$60	$75

Note R. Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated as follows:

	Years Ended September 30
	2009	2008	2007
	(In millions, except per share amounts)
Basic EPS:
(Loss) income available to common shares (numerator)	$(77)	$86	$128

Weighted-average common shares outstanding	65	65	65
Less: contingently issuable shares(1)	(2)	(2)	(3)

Adjusted weighted-average shares (denominator)	63	63	62

Basic EPS	$(1.22)	$1.37	$2.03

(Loss) income per share from discontinued businesses	(0.01)	—	0.03

Net (loss) income per share—basic	$(1.23)	$1.37	$2.06

Diluted EPS:
(Loss) income available to common shares	$(77)	$86	$128
Dividends on preferred stock(2)	—	—	1

(Loss) income available to common shares plus assumed conversions (numerator)	$(77)	$86	$129

Weighted-average common shares outstanding	63	63	62
Effect of dilutive securities:
Assumed conversion of preferred stock	—	—	4
Common shares issuable(3)(4)	—	1	2

Adjusted weighted-average shares (denominator)	63	64	68

Diluted EPS	$(1.22)	$1.34	$1.87

(Loss) income per share from discontinued businesses	(0.01)	—	0.03

Net (loss) income per share—diluted	$(1.23)	$1.34	$1.90

(1)	Represents outstanding unvested restricted stock and vested stock with outstanding loans from Cabot issued under Cabot’s Equity Incentive Plans.
(2)

All of Cabot’s outstanding preferred stock was converted to common stock during the fourth quarter of fiscal 2007. Accordingly, no dividends were paid on preferred stock during fiscal 2009 or fiscal 2008. Dividends totaling $1 million were paid on preferred stock during fiscal 2007.

(3)

Represents incremental shares from the (i) assumed exercise of stock options; (ii) assumed issuance of shares pursuant to the Company’s SERP obligation to employees; and (iii) outstanding unvested restricted stock and vested stock with outstanding loans from Cabot issued under Cabot’s Equity Incentive Plans.

(4)

For fiscal 2009, 3,662,000 options to purchase shares of common stock, unvested restricted stock and vested stock with outstanding loans from Cabot were excluded from the calculation of diluted earnings per share as those shares would have been antidilutive due to the Company’s net loss position. For fiscal 2008 and fiscal 2007, options to purchase 408,000 and 34,000 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because those options’ exercise prices were greater than the average market price of Cabot common stock for that period.

Note S. Income Taxes

Income (loss) before income taxes was as follows:

	Years Ended September 30
	2009	2008	2007
	(Dollars in millions)
Income (loss) from continuing operations:
Domestic	$(78)	$(63)	$(30)
Foreign	(24)	175	198

	$(102)	$112	$168

Taxes (tax benefits) on income consisted of the following:

	Years Ended September 30
	2009	2008	2007
	(Dollars in millions)
U.S. federal and state:
Current	$(2)	$—	$3
Deferred	(34)	(35)	(33)

Total	(36)	(35)	(30)

Foreign:
Current	30	44	62
Deferred	(16)	5	6

Total	14	49	68

Total U.S. and foreign	$(22)	$14	$38

The provision for income taxes differed from the provision for income taxes as calculated using the U.S. statutory rate as follows:

	Years Ended September 30
	2009	2008	2007
	(Dollars in millions)
Continuing Operations:
Computed tax expense at the federal statutory rate	$(36)	$39	$59
Foreign income:
Impact of taxation at different rates, repatriation and other	(4)	(23)	(22)
Impact of credits for reinvested earnings	—	(3)	—
Impact of foreign losses for which a current tax benefit is not available	30	12	6
State taxes, net of federal effect	—	—	—
Extraterritorial income exclusion/qualified production activity income	—	—	(1)
U.S. and state benefits from research and experimentation activities	(4)	(1)	(4)
Tax audit settlements	(9)	(8)	(3)
Reversal of valuation allowance	1	(4)	—
Other, net	—	2	3

Total Continuing Operations	$(22)	$14	$38

Significant components of deferred income taxes were as follows:

	September 30
	2009	2008
	(Dollars in millions)
Deferred tax assets:
Depreciation and amortization	$45	$26
Pension and other benefits	77	85
Environmental liabilities	2	4
Inventory	15	13
Deferred expenses	24	24
Net operating loss and other tax carry-forwards	245	168
Other	32	27

Subtotal	440	347
Valuation allowances	(120)	(87)

Total deferred tax assets	$320	$260

	September 30
	2009	2008
	(Dollars in millions)
Deferred tax liabilities:
Depreciation and amortization	$33	$37
Pension and other benefits	6	18
Unremitted earnings of non-U.S. subsidiaries	21	16
Inventory	2	3
Other	7	8

Total deferred tax liabilities	$69	$82

In fiscal 2009, Cabot recorded $13 million of net tax benefits in net income from continuing operations related to tax settlements, the reenactment of the U.S. research and experimentation credit, and reinvestment tax credits.

In fiscal 2008, Cabot recorded $11 million of net tax benefits in net income from continuing operations related to tax settlements and reinvestment tax credits.

In fiscal 2007, Cabot recorded $3 million of tax benefits in net income from continuing operations related to tax settlements in various jurisdictions. In addition, Cabot recorded $3 million in tax benefits in discontinued operations related to legal and tax settlements.

Cabot has filed its tax returns in accordance with the tax laws in each jurisdiction and maintains tax reserves for differences between tax obligations as reflected in its tax filings and potential final tax obligations for exposures that can be reasonably estimated. As of September 30, 2009, the Company has recorded $54 million for these exposures. In the event that actual results are significantly different from these estimates, Cabot’s provision for income taxes could be significantly impacted.

Approximately $718 million of net operating loss carryforwards (“NOLs”) and $74 million of other tax credit carryforwards remain at September 30, 2009. The benefits of these carryforwards are dependent upon taxable income during the carryforward period in the jurisdictions where they arose. Accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. The following table provides detail surrounding the expiration dates of these carryforwards.

	NOLs	Credits
	(Dollars in millions)
Expiration periods
2010 to 2016	$163	—
2017 and thereafter	207	69
Indefinite carryforward	348	5

Total	718	74

Provisions have not been made for U.S. income taxes or non-U.S. withholding taxes on approximately $725 million of undistributed earnings of non-U.S. subsidiaries, as these earnings are considered indefinitely reinvested. These earnings could become subject to U.S. income taxes and non-U.S. withholding taxes if they were remitted as dividends, were loaned to Cabot Corporation or a U.S. subsidiary, or if Cabot should sell its stock in the subsidiaries.

As of September 30, 2009, Cabot has net deferred tax assets of $251 million, $209 million of which are in the U.S. The Company believes that the U.S. net deferred tax assets are more likely than not recoverable through expected future taxable operating income in the U.S. However, recovery is dependent on achieving the forecast of future taxable operating income over an extended period of time. As of September 30, 2009, the Company would need to generate approximately $597 million in cumulative future U.S. taxable operating income at various times over approximately 20 years to realize all of its net U.S. deferred tax assets. The Company also believes that it is more likely than not that Cabot will recover the $42 million non-U.S. net deferred tax asset which will require approximately $120 million of future taxable operating income to be generated by various non-U.S. subsidiaries. The Company reviews its forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve operating income targets may change the Company’s assessment regarding the recoverability of Cabot’s net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the Company’s net deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on Cabot’s earnings in future periods.

The valuation allowance at September 30, 2009 and 2008 represents management’s best estimate of the non-realizable portion of the net deferred tax assets. The valuation allowance increased in certain tax jurisdictions by $33 million in 2009 due to the uncertainty of the ultimate realization of certain future tax benefits and net operating losses reflected as deferred tax assets.

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

Cabot has filed its tax returns in accordance with the tax laws in each jurisdiction and maintains tax reserves for differences between tax obligations as reflected in its tax filings and potential final tax obligations for exposures that can be reasonably estimated. Prior to fiscal 2007, the Company followed a previous accounting standard in calculating its accrual for unrecognized tax benefits. As of October 1, 2007, it adopted the newly promulgated standard, reflecting the impact in the consolidated statement of changes in stockholders’ equity.

As of September 30, 2009, the total amount of unrecognized tax benefits was $54 million. In addition, accruals of $5 million and $13 million have been recorded for penalties and interest, respectively, as of September 30, 2009. If the unrecognized tax benefits were recognized at a given point in time, there would be an approximately $70 million favorable impact on the Company’s tax provision.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the twelve months ended September 30, 2009 is as follows:

(Dollars in millions)
Balance at September 30, 2008	$80
Additions based on tax positions related to the current year	7
Additions for tax positions of prior years	4
Reductions for tax positions of prior years	(10)

Balance at September 30, 2009	$81

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

Note T. Commitments and Contingencies

Operating Lease Commitments

Cabot leases certain transportation vehicles, warehouse facilities, office space, machinery and equipment under cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by Cabot. Escalation clauses, lease payments dependent on existing rates/indexes and other lease concessions are included in the minimum lease payments and such lease payments are recognized on a straight-line basis over the minimum lease term. Rent expense under such arrangements for fiscal 2009, 2008 and 2007 totaled $28 million, $27 million and $25 million, respectively. Future minimum rental commitments under non-cancelable leases are as follows:

(Dollars in millions)
2010	$18
2011	14
2012	12
2013	10
2014	9
2015 and thereafter	39

Total future minimum rental commitments	$102

Other Long-Term Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials and natural gas. Under certain of these commitments the quantity of material being purchased is fixed, but the price paid changes as market prices change. Raw materials purchased under these agreements by segment for fiscal 2009, 2008 and 2007 are as follows:

	Years Ended September 30
	2009	2008	2007
	(Dollars in millions)
Core Segment
Rubber Blacks Business	$136	$222	$178
Supermetals Business	16	51	46
Performance Segment	82	105	30
Specialty Fluids Segment	4	3	—

Total	$238	$381	$254

The purchase commitments for the Rubber Blacks and Supermetals Businesses, Performance Segment and Specialty Fluids Segment covered by these agreements are with various suppliers and purchases are expected to take place as follows:

	Payments Due by Fiscal Year
	2010	2011	2012	2013	2014	Thereafter	Total
	(Dollars in millions)
Core Segment
Rubber Blacks Business	$188	$163	$143	$137	$114	$1,102	$1,847
Supermetals Business	24	16	17	11	—	—	68
Performance Segment	34	20	19	19	20	123	235
Specialty Fluids Segment	5	1	—	—	—	—	6
Other	—	1	—	—	—	—	1

Total	$251	$201	$179	$167	$134	$1,225	$2,157

The dollar value of these commitments have been estimated using current market prices. As noted above, these will fluctuate based on time of purchase.

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

Self-Insurance and Retention for Certain Contingencies

The Company is partially self-insured for certain third party liability globally, as well as workers’ compensation and employee medical benefits in the United States. The third party and workers’ compensation liabilities are managed through a wholly-owned insurance captive and the related liabilities are included in the consolidated financial statements. The employee medical obligations are managed by a third party provider and the related liabilities are included in the consolidated financial statements. To limit Cabot’s potential liabilities for these risks, however, the Company purchases insurance from third parties that provides individual and aggregate stop loss protection. The aggregate self-insured liability in fiscal 2009 for combined U.S. workers’ compensation and third party liabilities is $5 million, and the retention for medical costs in the United States is at most $200,000 per person per annum.

Contingencies

Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Matters

As of September 30, 2009 and 2008, Cabot had $6 million and $9 million, respectively, reserved for environmental matters primarily related to divested businesses. In fiscal 2009 and 2008, there was $2 million and $3 million, respectively, in accrued expenses and $4 million and $6 million, respectively, in other liabilities on the consolidated balance sheets for environmental matters. These amounts represent Cabot’s best estimates of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Charges for environmental expense were less than $1 million and $2 million in fiscal 2009 and 2008, respectively. Cash payments were $3 million and $4 million during fiscal 2009 and 2008, respectively, related to these environmental matters.

At September 30, 2009, the operation and maintenance component of the $6 million reserve for environmental matters was $3 million on a discounted basis. Cabot expects to make payments of $2 million in fiscal 2010, less than $1 million in each of fiscal 2011 through fiscal 2014, and a total of $2 million thereafter. A weighted average risk free rate of 3% is used for the environmental liability at September 30, 2009. The book value of the liabilities will be accreted up to the undiscounted liability value through interest expense over the expected cash flow period. The accreted interest expense was less than $1 million for each of fiscal 2009, 2008 and 2007.

In June 2009, Cabot received an information request from the United States Environmental Protection Agency (“EPA”) regarding Cabot’s carbon black manufacturing facility in Pampa, Texas. The information request relates to the Pampa facility’s compliance with certain regulatory and permitting requirements under the Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. EPA has indicated that this information request is part of an EPA national initiative focused on the U.S. carbon black manufacturing sector. Cabot responded to EPA’s information request in August 2009 and is awaiting a response from EPA. As a result of this initiative, based upon how EPA has handled similar NSR initiatives with other industrial sectors, it is possible that EPA could attempt to compel Cabot to employ additional technology control devices or approaches with respect to emissions and/or seek a civil penalty from Cabot.

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

As of September 30, 2009, there were approximately 52,000 claimants in pending cases asserting claims against AO in connection with respiratory products. Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. In order to quantify Cabot’s estimated share of liability for pending and future respirator liability claims, Cabot engaged, through counsel, the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm in the field of tort liability valuation. The methodology developed by HR&A addresses the complexities surrounding Cabot’s potential liability by making assumptions about future claimants with respect to periods of asbestos exposure and respirator use. Using those and other assumptions, HR&A estimated the number of future claims that would be filed and the related costs that would be incurred in resolving those claims. On this basis, HR&A then estimated the net present value of the share of these liabilities that reflected Cabot’s period of direct manufacture and Cabot’s actual contractual obligations assuming that all other members of the Payor Group meet their obligations. Based on the HR&A estimates, Cabot has a reserve for these matters of $13 million on a net present value basis ($23 million on an undiscounted basis) at September 30, 2009.

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

The $13 million liability for respirator claims is recognized on a discounted basis using a discount rate of 6% which represents management’s best estimate of the risk free rate to the cash flow payments of the liability that are projected through 2053. The total expected aggregate undiscounted amount of future payments is $23 million. Cabot estimates payments of approximately $1 million, $2 million, $1 million, $1 million, and $1 million in fiscal 2010, 2011, 2012, 2013 and 2014, respectively, and a total of $17 million in fiscal 2015 through 2053. The book value of the liabilities will be accreted up to the undiscounted liability value through interest expense over the expected cash flow period, which was approximately $1 million in fiscal 2009. Cash payments were $2 million, $2 million and $1 million during fiscal 2009, 2008 and 2007, respectively, related to this liability. If the timing of Cabot’s actual payments made for respirator claims differs significantly from the Company’s estimated payment schedule, and the Company could no longer reasonably predict the timing of such payments, Cabot then could be required to record the reserve amount on an undiscounted basis on its consolidated balance sheets, causing an immediate impact to its consolidated statements of operations.

Carbon Black Antitrust Litigation

The Company was one of several carbon black manufacturer defendants in federal and state class actions initially filed in 2003 alleging that the defendants violated federal and state antitrust laws in connection with the sale of carbon black. As of September 30, 2009, the only pending state action was in Florida, with all of the other federal and state class actions having been previously settled and giving rise to charges to the consolidated statements of operations of less than $1 million, $1 million and $11 million in fiscal 2009, 2008 and 2007, respectively. The parties in the Florida action entered into a settlement agreement, which received final court approval in October 2009, thus resolving the final remaining case. Cabot denies any wrongdoing of any kind in these cases and strongly believes it has good defenses to the claims, but agreed to the settlements to avoid further expense, inconvenience, risk and the distraction of burdensome and protracted litigation.

Beryllium Claims

Cabot is a party to several pending actions in connection with its discontinued beryllium operations. Cabot entered the beryllium industry through an acquisition in 1978. The Company ceased manufacturing beryllium products in Reading, Pennsylvania at one of the acquired facilities in 1979, and the balance of its former beryllium business was sold to NGK Metals, Inc. in 1986. The actions involve claims for personal injury and medical monitoring relating to alleged contact with beryllium in various ways and are pending in the state and federal courts in Pennsylvania, and in the state court in California. All of the personal injury and medical monitoring actions filed in the Pennsylvania courts have either been settled or resolved in Cabot’s favor at the trial court level, although the plaintiffs in some cases have filed appeals. The actions pending in the California state court all involve claims for medical monitoring. Cabot believes it has valid defenses to all of these beryllium actions and will assert them vigorously in the various venues in which claims have been asserted. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of these matters. While the outcome of litigation is uncertain, the Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the Company’s financial position.

AVX Contract Dispute

On March 8, 2004, AVX Corporation (“AVX”) filed an action against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that Cabot violated the federal antitrust laws in connection with the parties’ January 1, 2001 tantalum supply agreement (the “Supply Agreement”) by purportedly tying AVX’s purchases of Cabot’s “flake” tantalum powder to its purchases of Cabot’s “nodular” tantalum powder. In February 2009, the court granted Cabot’s motion for summary judgment in this matter and dismissed this case against Cabot, which AVX appealed. In addition, on September 6, 2005, AVX filed an action in the Superior Court of Massachusetts for Suffolk County, which was moved to the Business Litigation Section of the Superior Court of Massachusetts in November 2005, alleging that Cabot improperly administered the “most favored customer” provisions of the parties’ Supply Agreement for the years 2003 through 2005. Cabot filed counterclaims against AVX asserting that AVX actually underpaid for tantalum products during that period. AVX’s damage claim had been limited by the court to approximately $30 million, not including pre-judgment interest. In October 2009, Cabot and AVX entered into an agreement settling both of these matters, resulting in an incremental charge to the Company’s statement of operations of $7 million for the fourth quarter of fiscal 2009. Cabot denies any wrongdoing of any kind in these cases and strongly believes it has good defenses to the claims, but agreed to the settlement to avoid further expense, inconvenience, risk and the distraction of burdensome and protracted litigation.

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

During fiscal 2009, 2008 and 2007, The Goodyear Tire and Rubber Company accounted for approximately 10%, 12% and 12%, respectively, of Cabot’s annual consolidated net sales. No other customer individually represented 10% or more of net sales for any period presented.

Tire manufacturers in the Rubber Blacks Business comprise a significant portion of Cabot’s trade receivable balance. The accounts receivable balance for these significant customers are as follows:

	September 30
	2009	2008
	(Dollars in millions)
Tire manufacturers	$215	$320

Cabot has not experienced significant losses in the past from these customers. Cabot monitors its exposure to customers to minimize potential credit losses.

Note V. Financial Information by Segment & Geographic Area

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

While the Chief Operating Decision Maker uses a number of performance measures to manage the performance of the segments and allocate resources to them, income (loss) from operations before taxes (“Segment PBT”) is the measure that is most consistently used and is, therefore, the measure presented in the table below. Segment PBT includes equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest and allocated corporate costs. Prior to fiscal 2008, revenues from external customers for certain product lines within the Rubber Blacks Business included 100% of sales from one equity affiliate. Segment PBT excludes interest expense, foreign currency transaction gains and losses, interest income, dividend income, as well as certain items that have not been allocated to a segment as they are significant and unusual or infrequent. Cash, short-term investments, cost investments, income taxes receivable, deferred taxes and headquarters’ assets are included in unallocated and other. Expenditures for additions to long-lived assets include total equity and other investments (including available-for-sale securities), property, plant and equipment, intangible assets and assets held for rent.

Core Segment

Rubber Blacks products are used in tires and industrial products. Rubber blacks have traditionally been used in the tire industry as a rubber reinforcing agent and are also used as a performance additive. In industrial products such as hoses, belts, extruded profiles and molded goods, rubber blacks are used to improve the physical performance of the product. In addition to the carbon black made using conventional carbon black manufacturing methods, the Company has developed elastomer composite products (referred to as Cabot Elastomer Composites or “CEC”) that are compounds of natural rubber and carbon black made by a patented liquid phase process. The Company’s CEC products are currently targeted primarily for tire applications because it is believed that these compounds improve wear resistance, reduce fatigue and reduce rolling resistance compared to natural rubber/carbon black compounds made by conventional methods.

The Supermetals Business produces tantalum, niobium (columbium) and their alloys. Tantalum, which accounts for substantially all of this Business’s sales, is produced in various forms. Electronics is the largest application for tantalum powder, which is used to make capacitors for computers, networking devices, wireless phones, electronics for automobiles and other devices. Tantalum, niobium and their alloys are also produced in wrought form for applications such as the production of superalloys and chemical process equipment and for various other industrial and aerospace applications, including fiber optic filters, sodium vapor lamps, turbine blades and aerospace propulsion systems. In addition, the Supermetals Business sells the starting metals (high-purity grade tantalum powders, plates and ingots) used to manufacture finished tantalum sputtering targets used in thin film applications, including semiconductors, inkjet heads, magnetics and flat panel displays.

Performance Segment

The Performance Segment is comprised of two product lines: specialty grades of carbon black and thermoplastic concentrates (referred to together as “performance products”); and fumed silica, fumed alumina and dispersions thereof (referred to together as “fumed metal oxides”). The net sales from each of these businesses for fiscal 2009, 2008 and 2007 are as follows:

	Years Ended September 30
	2009	2008	2007
	(Dollars in millions)
Performance Products Business	$411	$646	$541
Fumed Metal Oxides Business	210	287	270

Total Performance Segment	$621	$933	$811

In each product line, the business designs, manufactures and sells materials that deliver performance in a broad range of customer applications. Products are used in a wide variety of applications across the automotive, construction and infrastructure, and electronics and consumer products sectors.

Cabot’s specialty grades of carbon black are used to impart color, provide rheology control, enhance conductivity and static charge control, provide UV protection, enhance mechanical properties, and provide chemical flexibility through surface treatment. These products are used in a wide variety of applications, such as inks, coatings, cables, pipes, toners and electronics. In addition, Cabot manufactures and sources thermoplastic concentrates and compounds that are marketed to the plastics industry.

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

New Business Segment

The New Business Segment is comprised of the Inkjet Colorants and the Aerogel Businesses and the business development activities of Cabot Superior MicroPowders (“CSMP”). The net sales from each of these businesses for fiscal 2009, 2008 and 2007 are as follows:

	Years Ended September 30
	2009	2008	2007
	(Dollars in millions)
Inkjet Colorants Business	$46	$43	$46
Aerogel Business	15	10	3
CSMP	6	4	2

Total New Business Segment	$67	$57	$51

The Inkjet Colorants Business produces and sells aqueous inkjet colorants primarily to the inkjet printing market. The Company’s inkjet colorants are high-quality pigment-based black and other colorant dispersions manufactured by surface treating specialty grades of carbon black and other pigments. The dispersions are used in aqueous inkjet inks to impart color (optical density or chroma) with improved durability (waterfastness, lightfastness and rub resistance) while maintaining high printhead reliability. Cabot’s inkjet colorants are produced for various inkjet printing applications including small office and home office, corporate office, and commercial and industrial printing, as well as for other niche applications that require a high level of dispersibility and colloidal stability.

Cabot’s aerogel is a nano-structured, high surface area, hydrophobic, silica-based particle that is used in a variety of thermal insulation and specialty chemical applications. In the construction industry, the product is used in skylight, window, wall and roof systems for insulating eco-daylighting applications. In the oil and gas industry, aerogel is used to insulate subsea pipelines. In the specialty chemicals industry, the product is used to provide matte finishing, insulating and thickening properties for use in a variety of applications. The Company continues to focus on application and market development activities for use of aerogel in these and other new applications.

CSMP is a research and development enterprise with multiple technology platforms and core competencies in advanced particle manufacturing across a wide range of materials and the related materials chemistries. Its principal areas of commercial focus are in developing advanced materials for anti-counterfeiting security applications, fuel cell applications, solar energy applications, environmental and industrial catalyst applications, and for other performance material applications. The Company expects the CSMP platforms to support the development of new technologies that complement existing markets and provide opportunities for new business growth.

Specialty Fluids Segment

The Specialty Fluids Segment produces and markets cesium formate as a drilling and completion fluid for use primarily in high pressure and high temperature oil and gas well construction. Cesium formate products are solids-free, high-density fluids that have a low viscosity, enabling safe and efficient well construction and workover operations. The fluid is resistant to high temperatures, minimizes damage to producing reservoirs and is readily biodegradable in accordance with testing guidelines set by the Organization for Economic Cooperation and Development. In a majority of applications, cesium formate is blended with other formates or products.

Financial information by segment is as follows:

	Core Segment
	Rubber Blacks Business(2)	Supermetals Business	Performance Segment	New Business Segment	Specialty Fluids Segment	Segment Total	Unallocated and Other (1),(3)	Consolidated Total
	(Dollars in millions)
Years Ended September 30
2009
Revenues from external customers(3)	1,286	140	621	67	59	2,173	70	2,243
Depreciation and amortization	99	5	46	11	2	163	6	169
Equity in net income of affiliated companies	5	—	—	—	—	5	—	5
Income (loss) from continuing operations before taxes(4)	34	(1)	40	(10)	21	84	(186)	(102)
Assets(5)	1,206	202	486	88	78	2,060	616	2,676
Investment in equity-based affiliates	56	—	4	—	—	60	—	60
Total expenditures for additions to long-lived assets(6)	75	4	32	1	1	113	1	114
2008
Revenues from external customers(3)	1,868	195	933	57	68	3,121	70	3,191
Depreciation and amortization(7)	93	6	45	12	4	160	3	163
Equity in net income of affiliated companies	7	—	1	—	—	8	—	8
Income (loss) from continuing operations before taxes(4),(7)	108	(1)	119	(35)	24	215	(103)	112
Assets(5),(7)	1,427	249	590	104	76	2,446	412	2,858
Investment in equity-based affiliates	49	—	4	—	—	53	—	53
Total expenditures for additions to long-lived assets(6),(7)	135	11	37	8	5	196	8	204
2007
Revenues from external customers(3)	1,416	233	811	51	58	2,569	47	2,616
Depreciation and amortization(7)	82	5	43	10	4	144	5	149
Equity in net income of affiliated companies	11	—	1	—	—	12	—	12
Income (loss) from continuing operations before taxes(4),(7)	103	26	148	(34)	24	267	(99)	168
Assets(5),(7)	1,219	268	563	101	86	2,237	399	2,636
Investment in equity-based affiliates	61	—	4	—	—	65	—	65
Total expenditures for additions to long-lived assets(6),(7)	78	13	36	10	3	140	104	244

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

(3)	Royalty income received by the Aerogel business, which had been included in Unallocated and Other in prior periods, has been reclassified to Segment sales for all periods presented above.

	Years Ended September 30
	2009	2008	2007
	(Dollars in millions)
Equity affiliate sales	$—	$(30)	$(40)
Royalties paid by equity affiliates and other operating revenues	8	16	12
Shipping and handling fees	62	84	75

Total	$70	$70	$47

(4)	Income (loss) from continuing operations before taxes for Unallocated and Other includes:

	Years Ended September 30
	2009	2008	2007
	(Dollars in millions)
Interest expense	$(30)	$(38)	$(34)
Certain items(a)	(103)	(13)	(34)
Equity in net income of affiliated companies(b)	(5)	(8)	(12)
Unallocated corporate costs	(28)	(28)	(36)
Other income and foreign currency transaction gains (losses)(c)	(20)	(16)	17

Total	$(186)	$(103)	$(99)

(a)

Certain items for fiscal 2009 include charges of $91 million related to restructuring activities, $89 million of which related to the 2009 Global Restructuring Plan, $7 million related to environmental reserves and legal settlements, $4 million for executive transition costs, and $1 million for the write-down of impaired investments. Certain items for fiscal 2008 include charges of $16 million for the closure of a carbon black manufacturing facility in Waverly, West Virginia, $6 million for the Company’s 2008 Global Restructuring Plan, $4 million for executive transition costs, $3 million for environmental reserves and legal settlements, $2 million related to other restructuring activities, and $2 million for debt issuance costs, offset by a gain of $18 million for the sale of the land in Altona, Australia and a $2 million reduction in the reserve for respirator claims. Certain items for fiscal 2007 include charges of $18 million for legal and environmental reserves and settlements, $12 million for restructuring activities, and $4 million related to the acquisition of in-process research and development technology.

(b)	Equity in net income of affiliated companies is included in segment PBT and is removed in Unallocated and Other to reconcile back to income (loss) from operations before taxes.
(c)

Other income and foreign currency transaction gains (losses), net, consists of interest and investment income that is not included in segment PBT, and foreign currency losses net of other foreign currency risk management activity.

(5)	Unallocated and Other assets includes cash, marketable securities, cost investments, income taxes receivable, deferred taxes and headquarters’ assets.
(6)

Expenditures for additions to long-lived assets include total equity and other investments (including available-for-sale securities), property, plant and equipment, intangible assets and assets held for rent.

(7)	These lines include reclassifications between segments so that prior period presentation conforms to current period presentation.

Geographic Information

Sales are attributed to the United States and to all foreign countries based on the location from which the sale originated. Revenues from external customers and long-lived assets attributable to an individual country, other than the United States, Japan and China, did not meet the threshold for disclosure.

Revenues from external customers and long-lived asset information by geographic area are summarized as follows:

	United States	Japan	China	Other Foreign Countries	Consolidated Total
	(Dollars in millions)
Years Ended September 30,
2009
Revenues from external customers	$377	$295	$281	$1,290	$2,243
Long-lived assets(1)	$343	$72	$201	$540	$1,156
2008
Revenues from external customers	$849	$368	$330	$1,644	$3,191
Long-lived assets(1)	$382	$68	$194	$573	$1,217
2007
Revenues from external customers	$717	$345	$267	$1,287	$2,616
Long-lived assets(1)	$387	$67	$145	$566	$1,165

(1)	Long-lived assets include total equity and other investments, (including available-for-sale marketable securities), net property, plant and equipment, net intangible assets and assets held for rent.

Note W. Unaudited Quarterly Financial Information

Unaudited financial results by quarter for fiscal 2009 and 2008 are summarized below.

	Quarter Ended
	December		March		June		September		Year
	(Dollars in millions, except per share amounts)
Fiscal 2009
Net sales	$652		$470		$511		$610		$2,243
Gross profit	92		(5)		68		72		227
Income (loss) from continuing operations	4		(58)		(12)		(11)		(77)
Income (loss) from discontinued operations	—		—		—		—		—

Net income	4	(1)	(58	)(2)	(12	)(3)	(11	)(4)	(77)
Income (loss) from continuing operations per common share	$0.07		$(0.92)		$(0.19)		$(0.18)		$(1.22)
Income (loss) from discontinued operations per common share	—		—		(0.01)		—		(0.01)

Income per common share (diluted)	$0.07		$(0.92)		$(0.20)		$(0.18)		$(1.23)

Fiscal 2008
Net sales	$711		$786		$840		$854		$3,191
Gross profit	117		118		137		112		484

Net income	$36	(5)	$11	(6)	$27	(7)	$12	(8)	$86

Income available to common shares	$36		$11		$27		$12		$86

Income per common share (diluted)	$0.56		$0.17		$0.43		$0.18		$1.34

(1)

Includes charges of $1 million for the closure of the Company’s Waverly, West Virginia carbon black facility, $2 million related to the 2008 Global restructuring plan, offset by a gain of $1 million related to a previous closure of the Company’s facility in Zierbena, Spain.

(2)

Includes charges of $1 million for the impairment of the Company’s investments, $45 million for the 2009 Global restructuring plan, $1 million related to the closure of the Company’s Waverly West Virginia carbon black facility, offset by a gain of $1 million from the sale of assets previously written down.

(3)	Includes charges of $19 million for the Company’s 2009 global restructuring plan.
(4)	Includes charges of $4 million for executive transition costs, $25 million for the Company’s 2009 global restructuring, and $7 million for environmental reserves and legal settlements.
(5)

Includes a gain of $18 million from the sale of the land in Altona, Australia, offset by charges of $6 million for the closure of the Company’s Waverly, West Virginia carbon black facility, $1 million related to a former carbon black facility and $1 million for environmental and legal reserves.

(6)

Includes charges of $7 million for the closure of the Company’s Waverly, West Virginia carbon black facility, $1 million related to a former carbon black facility and $4 million for executive transition costs.

(7)

Includes charges of $5 million for the Company’s 2008 global restructuring, $1 million for the closure of the Company’s Waverly, West Virginia carbon black facility and $2 million for environmental reserves and legal settlements.

(8)

Includes $2 million of debt issuance costs, $1 million for the Company’s 2008 global restructuring, $2 million for the closure of the Company’s Waverly, West Virginia carbon black facility and a gain of $2 million related to the reserve for respirator claims.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cabot Corporation

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Cabot Corporation and subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cabot Corporation and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note S to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions as of October 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 30, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, MA

November 30, 2009

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Cabot carried out an evaluation, under the supervision and with the participation of its management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2009. Based on that evaluation, Cabot’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Cabot’s management assessed the effectiveness of Cabot’s internal control over financial reporting as of September 30, 2009 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, Cabot’s management concluded that Cabot’s internal control over financial reporting was effective as of September 30, 2009.

Cabot’s internal control over financial reporting as of September 30, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report below.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cabot Corporation

Boston, Massachusetts

We have audited the internal control over financial reporting of Cabot Corporation and subsidiaries (the “Company”) as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2009 of the Company and our report dated November 30, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company’s change in its method of accounting for uncertain tax positions.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 30, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information regarding our executive officers is included at the end of Part I of this annual report under the heading “Executive Officers of the Registrant.”

Cabot has adopted Global Ethics and Compliance Standards, a code of ethics that applies to all of the Company’s employees and directors, including the Chief Executive Officer, the Chief Financial Officer, the Controller and other senior financial officers. The Global Ethics and Compliance Standards are posted on our website, www.cabot-corp.com (under the “Governance” caption under “About Cabot”). We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Global Ethics and Compliance Standards applicable to the Chief Executive Officer, the Chief Financial Officer, the Controller or other senior financial officers by posting such information on our website.

The other information required by this item will be included in our Proxy Statement for the 2010 Annual Meeting of Stockholders (“Proxy Statement”) and is herein incorporated by reference.

Item 11.	Executive Compensation

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of September 30, 2009 regarding the number of shares of common stock that may be issued under Cabot’s equity compensation plans. All of our equity compensation plans have been approved by our stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders(1)	1,784,200	$20.61	5,363,942
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)

Included in this category are the following equity plans that have been approved by Cabot’s stockholders: 2009 Long-Term Incentive Plan, 2006 Long-Term Incentive Plan, 1999 Equity Incentive Plan, 1996 Equity Incentive Plan and the Non-Employee Directors’ Stock Compensation Plan.

(2)

The number in this column of the table represents the securities remaining available for future issuance under the 2009 Long-Term Incentive Plan and Non-Employee Directors’ Stock Compensation Plan. No new awards may be made under the 1996 Equity Incentive Plan, the 1999 Equity Incentive Plan or the 2006 Long-Term Incentive Plan although there remain outstanding awards previously granted under these plans.

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

Exhibit Number	Description
3(a)(i)	Restated Certificate of Incorporation of Cabot Corporation effective January 9, 2009 (incorporated herein by reference to Exhibit 3.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

3(b)†	The By-laws of Cabot Corporation as amended September 11, 2009.

4(a)(i)	Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4 of Amendment No. 1 to Cabot’s Registration Statement on Form S-3, Registration No. 33-18883, filed with the SEC on December 10, 1987).

4(a)(ii)	First Supplemental Indenture dated as of June 17, 1992, to the Indenture (incorporated herein by reference to Exhibit 4.3 of Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-48686, filed with the SEC on June 18, 1992).

4(a)(iii)	Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, file reference 1-5667, filed with the SEC on February 14, 1997).

4(a)(iv)	Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K, dated November 20, 1998, file reference 1-5667, filed with the SEC on November 20, 1998).

4(a)(v)	Indenture, dated as of September 21, 2009, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Registration Statement on Form S-3 ASR, Registration Number 333-162021, filed with the SEC on September 21, 2009).

4(a)(vi)	First Supplemental Indenture, dated as of September 24, 2009, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K dated September 24, 2009, file reference 1-5667, filed with the SEC on September 24, 2009).

10(a)(i)	Credit Agreement dated August 3, 2005 among Cabot Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Citibank, N.A., as Syndication Agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, file reference 1-5667, filed with the SEC on August 9, 2005).

10(a)(ii)†	Second Amendment to Credit Agreement dated as of September 18, 2009 among Cabot Corporation, the lenders party thereto, and Bank of America, N.A., as Administrative Agent.

Exhibit Number	Description
10(b)(i)*	1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 28 of Cabot’s Registration Statement on Form S-8, Registration No. 333-03683, filed with the SEC on May 14, 1996).

10(b)(ii)*	1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, file reference 1-5667, filed with the SEC on May 17, 1999).

10(b)(iii)*	Amendments to Cabot Corporation’s 1996 and 1999 Equity Incentive Plans, dated May 12, 2000 (incorporated herein by reference to Exhibit 10 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, file reference 1-5667, filed with the SEC on May 15, 2000).

10(b)(iv)*	Amendment to 1999 Equity Incentive Plan dated March 7, 2002 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002, file reference 1-5667, filed with the SEC on May 15, 2002).

10(b)(v)*	2006 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(b)(vi)*	2009 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2009 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 28, 2009).

10(b)(vii)*	Non-Employee Directors’ Stock Compensation Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(b)(viii)*	Cabot Corporation Short-Term Incentive Compensation Plan (incorporated herein by reference to Appendix C of Cabot’s Proxy Statement on Schedule 14A relating to the 2007 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 29, 2007).

10(b)(ix)*	Amendment to Cabot Corporation Short-Term Incentive Compensation Plan dated December 31, 2008 (incorporated by reference to Exhibit 10.4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(c)	Note Purchase Agreement between John Hancock Mutual Life Insurance Company, State Street Bank and Trust Company, as trustee for the Cabot Corporation Employee Stock Ownership Plan, and Cabot Corporation, dated as of November 15, 1988 (incorporated by reference to Exhibit 10(c) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1988, file reference 1-5667, filed with the SEC on December 29, 1988).

10(d)(i)*	Supplemental Cash Balance Plan (incorporated herein by reference to Exhibit 10(e)(i) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).

10(d)(ii)*	Supplemental Cash Balance Plan, as amended and restated effective January 1, 2002 (incorporated herein by reference to Exhibit 10(d)(ii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).

Exhibit Number	Description
10(d)(iii)*	Cabot Corporation Amended and Restated Supplemental Cash Balance Plan dated December 31, 2008 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(d)(iv)*	Supplemental Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10(e)(ii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).

10(d)(v)*	Supplemental Retirement Incentive Savings Plan (incorporated herein by reference to Exhibit 10(e)(iii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).

10(d)(vi)*	Supplemental Retirement Savings Plan, as amended and restated effective December 31, 2000 (incorporated herein by reference to Exhibit 10(d)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).

10(d)(vii)*	Cabot Corporation Amended and Restated Supplemental Retirement Savings Plan dated December 31, 2008 (incorporated by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(d)(viii)*	Cabot Corporation Deferred Compensation Plan dated January 1, 1995 (incorporated herein by reference to Exhibit 10(e)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the SEC on December 29, 1995).

10(d)(ix)*	Amendment 1997-I to Cabot Corporation Deferred Compensation Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1997, file reference 1-5667, filed with the SEC on December 24, 1997).

10(d)(x)*	Cabot Corporation Amended and Restated Deferred Compensation Plan dated July 13, 2007 (incorporated herein by reference to Exhibit 10(d)(viii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2007, file reference 1-5667, filed with the SEC on November 29, 2007).

10(d)(xi)*	Amendment No. 1 to Cabot Corporation Amended and Restated Deferred Compensation Plan dated November 9, 2007 (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).

10(d)(xii)*	Non-Employee Directors’ Stock Deferral Plan dated July 14, 2006 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, file reference 1-5667, filed with the SEC on August 9, 2006).

10(d)(xiii)*	Amendment No. 1 to Cabot Corporation Non-Employee Directors’ Stock Deferral Plan dated November 9, 2007 (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).

10(d)(xiv)*	Amendment No. 2 to Cabot Corporation Amended and Restated Deferred Compensation Plan dated December 31, 2008 (incorporated herein by reference to Exhibit 10.5 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

Exhibit Number	Description
10(e)	Group Annuity Contract No. GA-6121 between The Prudential Insurance Company of America and State Street Bank and Trust Company, dated June 28, 1991 (incorporated herein by reference to Exhibit 10(h) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the SEC on December 27, 1991).

10(f)*†	Summary of Compensation for Non-Employee Directors.

10(g)	Asset Transfer Agreement, dated as of June 13, 1995, among Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation, Cabot Safety Holdings Corporation and Cabot Safety Acquisition Corporation (incorporated herein by reference to Exhibit 2(a) of Cabot Corporation’s Current Report on Form 8-K dated July 11, 1995, file reference 1-5667, filed with the SEC July 26, 1995).

10(h)(i)*	Cabot Corporation Senior Management Severance Protection Plan, effective January 9, 1998 (incorporated herein by reference to Exhibit 10(a) of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, file reference 1-5667, filed with the SEC February 17, 1998).

10(h)(ii)*	Amendment to Cabot Corporation Senior Management Severance Protection Plan, effective January 12, 2007 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, file reference 1-5667, filed with the SEC on February 9, 2007).

10(h)(iii)*	Amendment to Senior Management Severance Protection Plan dated December 31, 2008 (incorporated herein by reference to Exhibit 10.3 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(i)	Fiscal Agency Agreement dated as of September 24, 2003 among Cabot Finance B.V., Cabot Corporation, and U.S. Bank Trust National Association (incorporated herein by reference to Exhibit 10(l) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).

10(j)*	Offer Letter between Cabot Corporation and Patrick M. Prevost dated November 30, 2007 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).

10(k)*†	Terms of Employment for David Miller effective September 14, 2009.

10(l)*	Form of Award Certificate under Cabot Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, file reference 1-5667, filed with the SEC on May 12, 2008).

10(m)*†	Severance Agreement between Cabot Corporation and William J. Brady dated October 6, 2009.

12†	Statement Re: Computation of Ratio of Earnings (Loss) to Fixed Charges.

21†	Subsidiaries of Cabot Corporation.

23(i)†	Consent of Deloitte & Touche LLP.

Exhibit Number	Description
31(i)†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31(ii)†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32†	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

(c)	Schedules. The Schedules have been omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABOT CORPORATION

BY:	/S/ PATRICK M. PREVOST
Patrick M. Prevost
President and Chief Executive Officer

Date: November 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ PATRICK M. PREVOST Patrick M. Prevost	Director, President and Chief Executive Officer	November 30, 2009

/S/ EDUARDO E. CORDEIRO Eduardo E. Cordeiro	Executive Vice President and Chief Financial Officer (principal financial officer)	November 30, 2009

/S/ JAMES P. KELLY James P. Kelly	Vice President and Controller (principal accounting officer)	November 30, 2009

/S/ JOHN F. O’BRIEN John F. O’Brien	Director, Non-Executive Chairman of the Board	November 30, 2009

/S/ JOHN S. CLARKESON John S. Clarkeson	Director	November 30, 2009

/S/ JUAN ENRIQUEZ-CABOT Juan Enriquez-Cabot	Director	November 30, 2009

/S/ ARTHUR L. GOLDSTEIN Arthur L. Goldstein	Director	November 30, 2009

/S/ GAUTAM S. KAJI Gautam S. Kaji	Director	November 30, 2009

/S/ RODERICK C.G. MACLEOD Roderick C.G MacLeod	Director	November 30, 2009

/S/ HENRY F. MCCANCE Henry F. McCance	Director	November 30, 2009

/S/ JOHN K. MCGILLICUDDY John K. McGillicuddy	Director	November 30, 2009

Signatures	Title	Date

/S/ RONALDO H. SCHMITZ Ronaldo H. Schmitz	Director	November 30, 2009

/S/ LYDIA W. THOMAS Lydia W. Thomas	Director	November 30, 2009

/S/ MARK S. WRIGHTON Mark S. Wrighton	Director	November 30, 2009

/S/ SHENGMAN ZHANG Shengman Zhang	Director	November 30, 2009

EXHIBIT INDEX

Exhibit Number	Description
3(a)(i)	Restated Certificate of Incorporation of Cabot Corporation effective January 9, 2009 (incorporated herein by reference to Exhibit 3.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

3(b) †	The By-laws of Cabot Corporation as amended September 11, 2009.

4(a)(i)	Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4 of Amendment No. 1 to Cabot’s Registration Statement on Form S-3, Registration No. 33-18883, filed with the SEC on December 10, 1987).

4(a)(ii)	First Supplemental Indenture dated as of June 17, 1992, to the Indenture (incorporated herein by reference to Exhibit 4.3 of Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-48686, filed with the SEC on June 18, 1992).

4(a)(iii)	Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, file reference 1-5667, filed with the SEC on February 14, 1997).

4(a)(iv)	Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K, dated November 20, 1998, file reference 1-5667, filed with the SEC on November 20, 1998).

4(a)(v)	Indenture, dated as of September 21, 2009, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Registration Statement on Form S-3 ASR, Registration Number 333-162021, filed with the SEC on September 21, 2009).

4(a)(vi)	First Supplemental Indenture, dated as of September 24, 2009, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K dated September 24, 2009, file reference 1-5667, filed with the SEC on September 24, 2009).

10(a)(i)	Credit Agreement dated August 3, 2005 among Cabot Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Citibank, N.A., as Syndication Agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, file reference 1-5667, filed with the SEC on August 9, 2005).

10(a)(ii)†	Second Amendment to Credit Agreement dated as of September 18, 2009 among Cabot Corporation, the lenders party thereto, and Bank of America, N.A., as Administrative Agent.

10(b)(i)*	1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 28 of Cabot’s Registration Statement on Form S-8, Registration No. 333-03683, filed with the SEC on May 14, 1996).

10(b)(ii)*	1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, file reference 1-5667, filed with the SEC on May 17, 1999).

10(b)(iii)*	Amendments to Cabot Corporation’s 1996 and 1999 Equity Incentive Plans, dated May 12, 2000 (incorporated herein by reference to Exhibit 10 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, file reference 1-5667, filed with the SEC on May 15, 2000).

Exhibit Number	Description
10(b)(iv)*	Amendment to 1999 Equity Incentive Plan dated March 7, 2002 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002, file reference 1-5667, filed with the SEC on May 15, 2002).

10(b)(v)*	2006 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(b)(vi)*	2009 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2009 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 28, 2009).

10(b)(vii)*	Non-Employee Directors’ Stock Compensation Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(b)(viii)*	Cabot Corporation Short-Term Incentive Compensation Plan (incorporated herein by reference to Appendix C of Cabot’s Proxy Statement on Schedule 14A relating to the 2007 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 29, 2007).

10(b)(ix)*	Amendment to Cabot Corporation Short-Term Incentive Compensation Plan dated December 31, 2008 (incorporated by reference to Exhibit 10.4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(c)	Note Purchase Agreement between John Hancock Mutual Life Insurance Company, State Street Bank and Trust Company, as trustee for the Cabot Corporation Employee Stock Ownership Plan, and Cabot Corporation, dated as of November 15, 1988 (incorporated by reference to Exhibit 10(c) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1988, file reference 1-5667, filed with the SEC on December 29, 1988).

10(d)(i)*	Supplemental Cash Balance Plan (incorporated herein by reference to Exhibit 10(e)(i) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).

10(d)(ii)*	Supplemental Cash Balance Plan, as amended and restated effective January 1, 2002 (incorporated herein by reference to Exhibit 10(d)(ii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).

10(d)(iii)*	Cabot Corporation Amended and Restated Supplemental Cash Balance Plan dated December 31, 2008 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(d)(iv)*	Supplemental Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10(e)(ii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).

10(d)(v)*	Supplemental Retirement Incentive Savings Plan (incorporated herein by reference to Exhibit 10(e)(iii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1994, file reference 1-5667, filed with the SEC on December 22, 1994).

Exhibit Number	Description
10(d)(vi)*	Supplemental Retirement Savings Plan, as amended and restated effective December 31, 2000 (incorporated herein by reference to Exhibit 10(d)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).

10(d)(vii)*	Cabot Corporation Amended and Restated Supplemental Retirement Savings Plan dated December 31, 2008 (incorporated by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(d)(viii)*	Cabot Corporation Deferred Compensation Plan dated January 1, 1995 (incorporated herein by reference to Exhibit 10(e)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the SEC on December 29, 1995).

10(d)(ix)*	Amendment 1997-I to Cabot Corporation Deferred Compensation Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1997, file reference 1-5667, filed with the SEC on December 24, 1997).

10(d)(x)*	Cabot Corporation Amended and Restated Deferred Compensation Plan dated July 13, 2007 (incorporated herein by reference to Exhibit 10(d)(viii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2007, file reference 1-5667, filed with the SEC on November 29, 2007).

10(d)(xi)*	Amendment No. 1 to Cabot Corporation Amended and Restated Deferred Compensation Plan dated November 9, 2007 (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).

10(d)(xii)*	Non-Employee Directors’ Stock Deferral Plan dated July 14, 2006 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, file reference 1-5667, filed with the SEC on August 9, 2006).

10(d)(xiii)*	Amendment No. 1 to Cabot Corporation Non-Employee Directors’ Stock Deferral Plan dated November 9, 2007 (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).

10(d)(xiv)*	Amendment No. 2 to Cabot Corporation Amended and Restated Deferred Compensation Plan dated December 31, 2008 (incorporated herein by reference to Exhibit 10.5 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(e)	Group Annuity Contract No. GA-6121 between The Prudential Insurance Company of America and State Street Bank and Trust Company, dated June 28, 1991 (incorporated herein by reference to Exhibit 10(h) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1991, file reference 1-5667, filed with the SEC on December 27, 1991).

10(f)*†	Summary of Compensation for Non-Employee Directors.

10(g)	Asset Transfer Agreement, dated as of June 13, 1995, among Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation, Cabot Safety Holdings Corporation and Cabot Safety Acquisition Corporation (incorporated herein by reference to Exhibit 2(a) of Cabot Corporation’s Current Report on Form 8-K dated July 11, 1995, file reference 1-5667, filed with the SEC July 26, 1995).

Exhibit Number	Description
10(h)(i)*	Cabot Corporation Senior Management Severance Protection Plan, effective January 9, 1998 (incorporated herein by reference to Exhibit 10(a) of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, file reference 1-5667, filed with the SEC February 17, 1998).

10(h)(ii)*	Amendment to Cabot Corporation Senior Management Severance Protection Plan, effective January 12, 2007 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, file reference 1-5667, filed with the SEC on February 9, 2007).

10(h)(iii)*	Amendment to Senior Management Severance Protection Plan dated December 31, 2008 (incorporated herein by reference to Exhibit 10.3 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(i)	Fiscal Agency Agreement dated as of September 24, 2003 among Cabot Finance B.V., Cabot Corporation, and U.S. Bank Trust National Association (incorporated herein by reference to Exhibit 10(l) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).

10(j)*	Offer Letter between Cabot Corporation and Patrick M. Prevost dated November 30, 2007 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).

10(k)* †	Terms of Employment for David Miller effective September 14, 2009.

10(l)*	Form of Award Certificate under Cabot Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, file reference 1-5667, filed with the SEC on May 12, 2008).

10(m)*†	Severance Agreement between Cabot Corporation and William J. Brady dated October 6, 2009.

12†	Statement Re: Computation of Ratio of Earnings (Loss) to Fixed Charges.

21†	Subsidiaries of Cabot Corporation.

23(i)†	Consent of Deloitte & Touche LLP.

31(i)†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31(ii)†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32†	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.