Form 10-Q
period 2009-12-31
CABOT CORP
filed 2010-02-09
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

As of February 3, 2010 the Company had 65,353,657 shares of Common Stock, par value $1 per share, outstanding.

CABOT CORPORATION

Part I.    Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended December 31
	2009	2008
	(In millions, except per share amounts)
Net sales and other operating revenues	$679	$652
Cost of sales	543	560

Gross profit	136	92
Selling and administrative expenses	67	56
Research and technical expenses	18	18

Income from operations	51	18
Interest and dividend income	—	1
Interest expense	(9)	(9)
Other expense	—	(9)

Income from operations before income taxes and equity in net income of affiliated companies	42	1
Provision for income taxes	(11)	(1)
Equity in net income of affiliated companies, net of tax of $1 and $—	3	2

Net income	34	2
Net income (loss) attributable to noncontrolling interests, net of tax of $1 and $—	5	(2)

Net income attributable to Cabot Corporation	$29	$4

Weighted-average common shares outstanding, in millions:
Basic	63	63

Diluted	64	63

Income per common share:
Basic:
Net income attributable to Cabot Corporation—basic	$0.44	$0.06

Diluted:
Net income attributable to Cabot Corporation—diluted	$0.44	$0.06

Dividends per common share	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	December 31, 2009	September 30, 2009
	(In millions)
Current assets:
Cash and cash equivalents	$242	$304
Short-term marketable securities	1	1
Accounts and notes receivable, net of reserve for doubtful accounts of $6 and $6	507	452
Inventories:
Raw materials	121	118
Work in process	41	44
Finished goods	184	165
Other	30	31

Total inventories	376	358
Prepaid expenses and other current assets	62	53
Deferred income taxes	32	32

Total current assets	1,220	1,200

Investments:
Equity affiliates	58	60
Long-term marketable securities and cost investments	1	1

Total investments	59	61

Property, plant and equipment	2,991	3,000
Accumulated depreciation and amortization	(2,003)	(1,988)

Net property, plant and equipment	988	1,012

Other assets:
Goodwill	36	37
Intangible assets, net of accumulated amortization of $11 and $11	2	2
Assets held for rent	41	43
Deferred income taxes	239	235
Other assets	85	86

Total other assets	403	403

Total assets	$2,670	$2,676

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	December 31, 2009	September 30, 2009
	(In millions, except share and per share amounts)
Current liabilities:
Notes payable to banks	$30	$29
Accounts payable and accrued liabilities	376	407
Income taxes payable	34	31
Deferred income taxes	5	5
Current portion of long-term debt	6	5

Total current liabilities	451	477

Long-term debt	622	623
Deferred income taxes	11	11
Other liabilities	325	328
Commitments and contingencies (Note E)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value Issued: 65,398,194 and 65,401,485 shares Outstanding: 65,305,864 and 65,309,155 shares	65	65
Less cost of 92,330 and 92,330 shares of common treasury stock	(2)	(2)
Additional paid-in capital	25	18
Retained earnings	1,035	1,018
Deferred employee benefits	(24)	(25)
Accumulated other comprehensive income	56	60

Total Cabot Corporation stockholders’ equity	1,155	1,134
Noncontrolling interests	106	103

Total equity	1,261	1,237

Total liabilities and stockholders’ equity	$2,670	$2,676

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended December 31
	2009	2008
	(In millions)
Cash Flows from Operating Activities:
Net income	$34	$2
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	33	35
Deferred tax provision	(3)	(2)
Impairment charges	2	—
Equity in net income of affiliated companies	(3)	(2)
Non-cash compensation	8	6
Other non-cash items, net	1	2
Changes in assets and liabilities:
Accounts and notes receivable	(39)	99
Inventories	(22)	49
Prepaid expenses and other current assets	(11)	1
Accounts payable and accrued liabilities	(43)	(88)
Income taxes payable	3	(2)
Other liabilities	3	(6)
Cash dividends received from equity affiliates	5	1
Other	—	(3)

Cash (used in) provided by operating activities	(32)	92

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(13)	(29)
Proceeds from sales of property, plant and equipment	3	—
Decrease (increase) in assets held for rent	2	(3)
Investment in equity affiliate	—	(3)

Cash used in investing activities	(8)	(35)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	—	25
Repayments under financing arrangements	—	(33)
Repayments of long-term debt	(1)	(1)
Proceeds from long-term debt	—	—
Increase (decrease) in notes payable to banks, net	1	(16)
Purchases of common stock	(1)	—
Proceeds from restricted stock loan payments	1	—
Settlement of derivatives	(7)	—
Cash dividends paid to minority interest stockholders	—	(1)
Cash dividends paid to stockholders	(12)	(12)

Cash used in financing activities	(19)	(38)

Effect of exchange rate changes on cash	(3)	1

(Decrease) increase in cash and cash equivalents	(62)	20
Cash and cash equivalents at beginning of period	304	129

Cash and cash equivalents at end of period	$242	$149

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended December 31, 2008

(In millions, except shares in thousands)

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Notes Receivable for Restricted Stock	Accumulated Other Comprehensive Income	Cabot Corporation Stockholders’ Equity	Non- controlling Interests	Total Stockholders Equity	Total Comprehensive Income (loss)
	Shares	Cost
Balance at September 30, 2008	65,278	$61	$21	$1,143	$(30)	$(21)	$75	$1,249	$110	$1,359
Net income attributable to Cabot Corporation				4							$4
Foreign currency translation adjustment							(20)				(20)
Change in unrealized loss on derivative instruments							(3)				(3)

Total other comprehensive loss											(23)

Comprehensive loss								(19)			$(19)
Net loss attributable to noncontrolling interests, net of tax									(2)		(2)
Noncontrolling interest foreign currency adjustment, net									(3)		(3)

Comprehensive loss attributable to noncontrolling interests											$(5)

Comprehensive loss attributable to Cabot Corporation, net of tax										(24)	$(24)

Noncontrolling interests – dividends paid									(1)	(1)
Common dividends paid				(12)				(12)		(12)
Issuance of stock under employee compensation plans, net of forfeitures	(2)	—						—		—
Amortization of share-based compensation			6					6		6
Purchase and retirement of common and treasury stock	(7)	—						—		—
Notes receivable for restricted stock – payments and forfeitures						1		1		1
Principal payment by Employee Stock Ownership Plan under guaranteed loan					2			2		2

Balance at December 31, 2008	65,269	$61	$27	$1,135	$(28)	$(20)	$52	$1,227	$104	$1,331

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended December 31, 2009

(In millions, except shares in thousands)

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Accumulated Other Comprehensive Income	Cabot Corporation Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity	Total Comprehensive Income (loss)
	Shares	Cost
Balance at September 30, 2009	65,309	$63	$18	$1,018	$(25)	$60	$1,134	$103	$1,237
Net income attributable to Cabot Corporation				29						$29
Foreign currency translation adjustment						(4)				(4)
Change in employee benefit plans						—				—
Change in unrealized gain on derivative instruments						—				—

Total other comprehensive loss										(4)

Comprehensive income							25			$25
Net income attributable to noncontrolling interests, net of tax								5		5
Noncontrolling interest foreign currenty translation adjustment, net								(2)		(2)

Comprehensive income attributable to noncontrolling interests										$3
Comprehensive income attributable to Cabot Corporation, net of tax									28	$28

Common dividends paid				(12)			(12)		(12)
Issuance of stock under employee compensation plans, net of forfeitures	25	—	1				1		1
Amortization of share-based compensation			6				6		6
Purchase and retirement of common and treasury stock	(28)	—
Principal payment by Employee Stock Ownership Plan under guaranteed loan					1		1		1

Balance at December 31, 2009	65,306	$63	$25	$1,035	$(24)	$56	$1,155	$106	$1,261

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (“2009 10-K”).

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 2009 and 2008. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

Cabot evaluated all subsequent events through February 9, 2010, the issuance date of these financial statements, to determine if such events should be reflected in these financial statements as of December 31, 2009. No significant subsequent events were noted during this evaluation, other than as discussed in Note N.

B. Significant Accounting Policies

Revenue Recognition and Accounts Receivable

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

The following table summarizes the percentages of total net sales and other operating revenues recognized in each of the Company’s reportable segments. Other operating revenues, which are included in the percentages below and represent less than two percent of total revenues, are primarily royalties for licensed technology:

	Three months ended December 31
	2009	2008
Core Segment
Rubber Blacks Business	61%	63%
Supermetals Business	7%	7%
Performance Segment	28%	25%
New Business Segment	2%	3%
Specialty Fluids Segment	2%	2%

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

UNAUDITED

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

Cabot maintains allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the first quarters of fiscal 2010 and 2009 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

Goodwill and Long-Lived Assets

Goodwill is comprised of the cost of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually. The annual review consists of the comparison of each reporting unit’s carrying value to its fair value, which is performed as of March 31. Certain circumstances may give rise to an impairment assessment at a date other than the annual assessment date.

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

Cabot’s long-lived assets primarily include property, plant, equipment, long-term investments and assets held for rent. The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. During the first quarter of fiscal 2010, a $2 million charge relating to the impairment of a long-lived asset was recognized in the consolidated statement of operations.

Financial Instruments

Cabot’s financial instruments consist primarily of cash and cash equivalents, short-term and long-term debt, and derivative instruments. The carrying values of Cabot’s financial instruments approximate fair value with the exception of long-term debt that has not been designated as part of a fair value hedge. The non-hedged long-term debt is recorded at face value. The fair values of the Company’s derivative instruments are based on quoted market prices, if such prices are available. In situations where quoted market prices are not available, the Company relies on valuation models to derive fair value. Such valuation takes into account the ability of the financial counterparty to perform. Cabot uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates and foreign currency exchange rates, which exist as part of its on-going business operations. Cabot does not enter into contracts for speculative purposes, nor does it hold or issue any financial instruments for trading purposes. All derivatives are recognized on the consolidated balance sheets at fair value. The changes in the fair value of derivatives are recorded in either earnings or other comprehensive income, depending on whether or not the instrument is designated as part of a hedge transaction and, if designated as part of a hedge transaction, the type of hedge transaction. The gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings during the period in which the ineffectiveness occurs.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

UNAUDITED

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

Income Tax in Interim Periods

The Company records its tax provision or benefit on an interim basis using an estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period. Losses from jurisdictions for which no benefit can be recognized and the income tax effects of unusual and infrequent items are excluded from the estimated annual effective tax rate and are recognized in the impacted interim period as discrete items. Valuation allowances are provided against the future tax benefits that arise from the losses in jurisdictions for which no benefit can be recognized. The estimated annual effective tax rate may be significantly impacted by nondeductible expenses and the Company’s projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period when such estimates are revised.

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $116 million and $119 million higher as of December 31, 2009 and September 30, 2009, respectively. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.

During the three months ended December 31, 2009, inventory quantities were reduced at the Company’s U.S. Supermetals site. These reductions led to a liquidation of LIFO inventory quantities carried at lower costs that were prevailing in prior years when compared to current year prices. This resulted in a decrease in cost of goods sold of $3 million and an increase of net income by $2 million, or $0.03 per share, for the three months ended December 31, 2009.

Cabot reviews inventory for both potential obsolescence and potential declines in anticipated selling prices. In this review, the Company makes assumptions about the future demand for and market value of the inventory and based on these assumptions estimates the amount of any obsolete, unmarketable, slow moving or overvalued inventory. Cabot writes down the value of these inventories by an amount equal to the difference between the cost of the inventory and its estimated market value. While there were no significant write downs in the first quarter of fiscal 2010, there were $10 million of write downs in the first quarter of fiscal 2009.

C. Accounting Pronouncements

New and Adopted

Earnings Per Share

Cabot adopted new accounting guidance relative to earnings per share on October 1, 2009. This methodology, and the impact on prior periods, is described in Note G.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

UNAUDITED

Accounting for Noncontrolling Interests

On October 1, 2009 Cabot adopted new guidance related to the presentation of noncontrolling interests in the consolidated financial statements. This guidance established accounting and reporting standards for noncontrolling interests in a subsidiary and for deconsolidation of a subsidiary.

This guidance has been applied to all periods presented herein. All previous references to “minority interests” in the consolidated financial statements have been changed to “noncontrolling interests” and are summarized as follows:

•

“Net income” includes “Net income (loss) attributable to noncontrolling interests” and “Net income attributable to Cabot Corporation” in the Consolidated Statements of Operations. No change was required to the presentation of earnings per share.

•

The Consolidated Balance Sheets present “Noncontrolling interests” as a component of “Total equity.” “Noncontrolling interests” is equivalent to the previously reported “Minority interest.” “Total Cabot Corporation stockholders’ equity” is equivalent to the previously reported “Total stockholders’ equity.”

•

“Comprehensive income (loss)” includes “Comprehensive income (loss) attributable to noncontrolling interests, net of tax” and “Comprehensive income (loss) attributable to Cabot Corporation” and is included in the Consolidated Statements of Changes in Stockholders’ Equity. “Comprehensive income (loss) attributable to Cabot Corporation” is equivalent to the previously reported “Comprehensive income.”

Not Yet Adopted

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

D. Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended December 31
	2009		2008		2009		2008
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$1	$1	$1	$1	$—	$—	$—	$—
Interest cost	2	2	2	3	1	—	1	—
Expected return on plan assets	(2)	(3)	(2)	(3)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(1)	—	—	—
Amortization of actuarial loss	—	1	—	—	—	—	—	—

Net periodic benefit cost	$1	$1	$1	$1	$—	$—	$1	$—

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

UNAUDITED

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

Environmental Matters

As of both December 31, 2009 and September 30, 2009, Cabot had $6 million on a discounted basis ($6 million on an undiscounted basis) reserved for environmental matters primarily related to divested businesses. These amounts represent Cabot’s best estimates of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Cash payments related to these environmental matters were less than $1 million and $1 million in the first three months of fiscal 2010 and fiscal 2009, respectively.

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. As more fully described in the 2009 10-K, the Company’s respirator liabilities involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled.

As of December 31, 2009 and September 30, 2009, there were approximately 51,000 and 52,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2052. At December 31, 2009 the reserve was $13 million on a discounted basis ($23 million on an undiscounted basis). Cash payments related to this liability were less than $1 million in the first three months of both fiscal 2010 and fiscal 2009.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

UNAUDITED

As more fully described in the 2009 10-K, the actions are pending in several state and federal trial and appeal courts, and involve claims for personal injury and medical monitoring relating to alleged contact with beryllium in various ways. Cabot believes it has valid defenses to all of the beryllium actions against it and will assert them vigorously in the various venues in which claims have been asserted. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of these matters. While the outcome of litigation is uncertain, the Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position.

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

F. Income Tax Uncertainties

As of December 31, 2009, the total amount of unrecognized tax benefits was $55 million. In addition, accruals of $5 million and $13 million have been recorded for penalties and interest, respectively, as of December 31, 2009. If the unrecognized tax benefits were recognized at a given point in time, there would be approximately a $70 million favorable impact on the Company’s tax provision.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the three months ended December 31, 2009 is as follows:

(Dollars in millions)
Balance at September 30, 2009	$81
Additions based on tax positions related to the current year	1
Additions for tax positions of prior years	1
Reductions for tax positions of prior years	(1)

Balance at December 31, 2009	$82

During the second quarter of fiscal 2010, Cabot expects to close the U.S. Internal Revenue Service (“IRS”) audit of fiscal years 2005 and 2006 and an audit with the state of Illinois for the 1992 to 2002 fiscal years. These audit settlements are expected to reduce the balance of unrecognized tax benefits by $10 million during the second quarter of fiscal 2010. Certain Cabot subsidiaries are under audit in jurisdictions outside of the U.S. In addition, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of one or more of these audits or the lapse of applicable statutes of limitations; however, an estimated range of the impact on the unrecognized tax benefits cannot be quantified at this time.

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2005 through 2009 tax years generally remain subject to examination by the IRS and the 2004 through 2009 tax years remain subject to examination by most state tax authorities. In significant non-U.S. jurisdictions, the 2002 through 2009 tax years generally remain subject to examination by their respective tax authorities. Cabot’s significant non-U.S. jurisdictions include Argentina, Brazil, Canada, China, Germany, Japan, the Netherlands, and the United Kingdom.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

UNAUDITED

G. Earnings Per Share

As discussed in Note C, on October 1, 2009 Cabot began applying the two-class method for calculating earnings per share. Under this method, unvested restricted stock and stock unit awards that receive non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of participating securities. The two-class method calculates earnings per share for common shareholders and participating securities based on the proportionate participation rights of each award type in the Company’s undistributed earnings. Diluted earnings per share is calculated using the more dilutive of the treasury stock method or the two-class method. This guidance has been applied to all periods presented herein. The effect of the retrospective application of this authoritative guidance was not material to Cabot’s earnings per share for the first quarter of fiscal 2009.

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Three Months Ended December 31
	2009	2008
	(Dollars in millions, except per share amounts)
Basic EPS:
Net income attributable to Cabot Corporation	$29	$4
Less: Dividends and dividend equivalents to participating securities	—	—
Less: Undistributed earnings allocated to participating securities (1)	1	—

Earnings allocated to common shareholders (numerator)	$28	$4

Weighted average common shares outstanding	65	65
Less: Participating securities (2)	2	2

Adjusted weighted average common shares (denominator)	63	63

Basic EPS	$0.44	$0.06

Diluted EPS:
Earnings allocated to common shareholders	$28	$4
Plus: Earnings allocated to participating securities	1	—
Less: Adjusted earnings allocated to participating securities (3)	(1)	—

Income available to common shares (numerator)	$28	$4

Adjusted weighted average common shares outstanding	63	63
Effect of dilutive securities:
Common shares issuable(4)(5)	1	—

Adjusted weighted average shares (denominator)	64	63

Diluted EPS	$0.44	$0.06

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

UNAUDITED

(1)

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. In fiscal 2009, undistributed earnings were not allocated to participating securities due to the distribution of dividends in excess of earnings for the period. The calculation of undistributed earnings is as follows:

	Three Months Ended December 31
	2009	2008
	(Dollars in millions)
Calculation of undistributed earnings:
Net income attributable to Cabot Corporation	$29	$4
Less: Dividends declared on common stock	12	12
Less: Dividends declared on participating securities	—	—

Undistributed earnings	$17	$(8)

(2)

For the three months ended December 31, 2009 approximately 1,908,000 shares of unvested restricted stock, vested restricted stock awards held by employees in which Cabot has a security interest, and unvested time-based stock units issued under Cabot’s equity incentive plans are considered participating securities. For the three months ended December 31, 2008, approximately 2,488,000 shares of unvested restricted stock issued under Cabot’s equity incentive plans are considered participating securities.

(3)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities and then reallocated to participating securities.

(4)

Represents incremental shares from the (i) assumed exercise of stock options; (ii) assumed issuance of shares to employees pursuant to the Company’s Supplemental Retirement Savings Plan; and (iii) outstanding performance-based stock unit awards issued under Cabot’s equity incentive plans.

(5)

For the three months ended December 31, 2009 and 2008, respectively, options to purchase 826,400 and 529,100 shares of common stock were not included in the calculation of diluted earnings per share because those options’ exercise prices were greater than the average market price of Cabot common stock for that period.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

UNAUDITED

H. Restructuring

2009 Global Restructuring

In fiscal 2009 Cabot initiated its 2009 Global Restructuring Plan, which resulted in the closure of two manufacturing sites, and operating cost and workforce reductions across a variety of its other operations. In calendar year 2010 on-going activities under the 2009 Global Restructuring Plan will include the closure of two additional manufacturing operations and the consolidation of several European administrative offices in a new European headquarters office in Switzerland.

The Company expects this restructuring will result in a cumulative pre-tax charge to earnings of approximately $115 million. Estimates of the total amount the Company expects to incur for each major type of cost associated with the restructuring plan are: (i) severance and employee benefits of $50 million for approximately 400 employees, (ii) accelerated depreciation and impairment of facility assets of $45 million, net of expected gains associated with the sale of certain assets, (iii) demolition and site clearing costs of $10 million, and (iv) other post closing operation costs of $10 million. The total after-tax charge is estimated to be approximately $100 million. Net cash outlays related to these actions are expected to be approximately $65 million.

Through December 31, 2009 Cabot has recorded $104 million of charges associated with this restructuring, comprised of (i) $46 million for severance and employee benefits, (ii) $49 million for accelerated depreciation and asset impairments, (iii) $2 million for demolition and site clearing costs and (iv) $7 million for other post closing operation costs. Total cash outlays have amounted to $35 million.

Details of these restructuring activities and the related reserves during the three months ended December 31, 2009 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Other	Total
	(Dollars in millions)
Reserve at September 30, 2009	$20	$1	—	$21
Charges	12	—	3	15
Cash paid	(8)	(1)	(3)	(12)
Foreign currency translation adjustment	1	—	—	1

Reserve at December 31, 2009	$25	$—	—	$25

Cabot expects to make cash payments of approximately $15 million during the remainder of fiscal 2010 and approximately $15 million thereafter.

Restructuring activities were recorded in the consolidated statements of operations as follows:

	Three Months Ended December 31
	2009	2008
	(Dollars in millions)
Cost of sales	$6	$1
Selling and administrative expenses	9	1

Total	$15	$2

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

UNAUDITED

I. Fair Value Measurements

The FASB authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The disclosures focus on the inputs used to measure fair value. The guidance establishes the following hierarchy for categorizing these inputs:

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009. The derivatives presented in the table below are presented by derivative type, net of the legal right to offset derivative settlements by each counterparty:

	Level 1 Inputs	Level 2 Inputs	Total
	(Dollars in Millions)
Assets at fair value:
Equity securities(1)	$2	$—	$2
Guaranteed investment contract(2)	—	14	14
Derivatives relating to:
Interest rates(3)	—	3	3
Foreign currency(3)	—	1	1

Total assets at fair value	$2	$18	$20

Liabilities at fair value:
Derivatives relating to:
Foreign currency(3)	$—	$55	$55

Total liabilities at fair value	$—	$55	$55

(1)	The Company’s investments in equity securities are included in “Short-term marketable securities” and “Long-term marketable securities and cost investments” in the consolidated balance sheets.

(2)	The Company’s guaranteed investment contract is included in “Other assets” in the consolidated balance sheets.

(3)	The Company’s derivatives are included in “Other current assets”, “Other assets”, “Accrued liabilities” and “Other liabilities” in the consolidated balance sheets.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

UNAUDITED

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009. The derivatives presented in the table below are presented by derivative type, net of the legal right to offset derivative settlements by each counterparty:

	Level 1 Inputs	Level 2 Inputs	Total
	(Dollars in Millions)
Assets at fair value:
Equity securities(1)	$2	$—	$2
Guaranteed investment contract(2)	—	14	14
Derivatives relating to:
Interest rates(3)	—	4	4

Total assets at fair value	$2	$18	$20

Liabilities at fair value:
Derivatives relating to:
Foreign currency(3)	$—	$65	$65

Total liabilities at fair value	$—	$65	$65

(1)	The Company’s investments in equity securities are included in “Short-term marketable securities” and “Long-term marketable securities and cost investments” in the consolidated balance sheets.

(2)	The Company’s guaranteed investment contract is included in “Other assets” in the consolidated balance sheets.

(3)	The Company’s derivatives are included in “Other assets”, “Accrued liabilities” and “Other liabilities” in the consolidated balance sheets.

The following table summarizes the basis used to measure certain assets at fair value on a nonrecurring basis in the consolidated balance sheet as of December 31, 2009:

	Level 2 Inputs	Total	Total Losses Three Months Ended December 31, 2009
	(Dollars in Millions)
Assets at fair value:
Long-lived assets – land(1)	$6	$6	$2

Total assets at fair value	$6	$6	$2

(1)	Long-lived assets – land is included in “Other assets” in the consolidated balance sheet and the impairment charge was recorded to “Cost of sales” in the consolidated statement of operations.

During the first quarter of fiscal 2010, Cabot’s management concluded that the carrying value of land related to a former carbon black location exceeded its fair value, which was based on a comparison of similar facilities in the region. Accordingly, the Company recorded an impairment charge of approximately $2 million to the consolidated statement of operations to write this land down to its fair value.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

UNAUDITED

J. Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2009 and September 30, 2009 are as follows:

	December 31, 2009		September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Assets:
Cash and cash equivalents	$242	$242	$304	$304
Short-term marketable securities	1	1	1	1
Accounts and notes receivable	507	507	452	452
Derivative instruments	2	2	1	1
Long-term marketable securities and cost investments	1	1	1	1
Liabilities:
Notes payable to banks	30	30	29	29
Accounts payable and accrued liabilities	376	376	407	407
Long-term debt—fixed rate	601	610	604	619
Long-term debt—floating rate	27	27	23	23
Derivative instruments	53	53	62	62

At December 31, 2009 and September 30, 2009, the fair values of cash, cash equivalents, accounts receivables, accounts payable and notes payable to banks approximated carrying values due to the short-term nature of these instruments. The estimated fair values of available for sale marketable securities and derivative instruments are valued as described in Note I. The fair value of Cabot’s fixed rate long-term debt is estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt approximates its fair value.

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

By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot’s credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. The Company minimizes counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. As of December 31, 2009, the counterparties with which the Company has executed derivatives were rated between AA and A, inclusive, by Standard and Poor’s. Cabot’s exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed at December 31, 2009.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

UNAUDITED

Interest Rate Risk Management

Cabot’s objective is to maintain a certain range of fixed-to-floating interest rate mix on the Company’s debt portfolio. Cabot enters into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. The following table provides details of the derivatives held as of December 31, 2009 used to manage interest rate risk.

Description	Borrowing	Notional Amount	Hedge Designation
Interest Rate Swaps— Fixed to Variable	Eurobond (20% of $175 million)	USD 35 million	Fair Value

Interest Rate Swaps— Fixed to Variable	Medium Term Notes	USD 8 million	Fair Value

Interest Rate Swaps— Fixed to Variable	Medium Term Notes	USD 15 million	Fair Value

Interest Rate Swaps— Fixed to Variable	Medium Term Notes	USD 5 million	Fair Value

Interest Rate Swaps— Fixed to Variable	Medium Term Notes	USD 5 million	Fair Value

Interest Rate Swaps— Fixed to Variable	Medium Term Notes	USD 5 million	Fair Value

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

In certain situations where the Company has forecasted purchases under a long-term commitment denominated in a foreign currency, Cabot may enter into appropriate financial instruments in accordance with the Company’s risk management policy to hedge future cash flow exposures. The following table provides details of the derivatives held as of December 31, 2009 used to manage foreign currency risk.

Description	Borrowing	Notional Amount	Hedge Designation
Cross Currency Swap	Eurobond (80% of $175 million)	USD 140 million swapped to EUR 124 million	No designation

Cross Currency Swap	Eurobond (20% of $175 million)	USD 35 million swapped to EUR 31 million	No designation

Forward Foreign Currency Contracts	N/A	(a)	No designation

(a)

Cabot’s forward foreign exchange contracts are denominated primarily in the Japanese yen, British pound sterling, Euro, Canadian dollar and Australian dollar. The duration of these forwards is generally 30 days. The total net notional dollar value of these forward contracts at December 31, 2009 was $35 million.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

UNAUDITED

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

In order to limit the variability in cost to Cabot’s European operations, the Company committed to current prices by entering into agreements which run from calendar years 2008 to 2012 to purchase CERs and to sell EUAs. The following table provides details of the derivatives held as of December 31, 2009 used to manage commodity risk.

	Notional Amount	Net Buyer/ Net Seller	Hedge Designation
CERs	EUR 2 million	Buyer	No designation

EUAs	EUR 2 million	Seller	No designation

The Company also has exposure to the prices of commodities in its procurement of certain raw materials. In order to manage the price volatility associated with forecasted inventory purchases, Cabot may enter into swap trades to buy such commodities. At December 31, 2009, the Company did not have any such open contracts outstanding.

Accounting for Derivative Instruments and Hedging Activities

The Company determines the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options and swaps), the Company uses standard models with market-based inputs, which take into account the present value of estimated future cash flows and the ability of the financial counterparty to perform.

Fair Value Hedge

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period earnings.

Cash Flow Hedge

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period earnings. At December 31, 2009, there were no open derivatives designated as cash flow hedges.

Net Investment Hedge

For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in other comprehensive income while changes in the ineffective portion are reported in earnings. The gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying item. The gains or losses on derivative instruments reported in other comprehensive income will be reclassified to earnings in the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidation of the entities being hedged. The cumulative loss related to the net investment hedge in other comprehensive income as of both December 31, 2009 and September 30, 2009 was $27 million. During the three months ended December 31, 2009 and December 31, 2008, the changes in other comprehensive income were gains of less than $1 million and losses of $19 million, respectively. During the three months ended December 31, 2009, the Company’s derivative instrument which swapped $20 million to JPY 2.5 billion matured, leading to a cash settlement payment of $7 million in the period.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

The following table provides the fair value and consolidated balance sheet presentations of derivative instruments by each derivative type, without regard to the legal right to offset derivative settlement by each counterparty:

	Consolidated Balance Sheet Caption	December 31, 2009	September 30, 2009
		(Dollars in millions)
Fair Value of Derivative Instruments
Asset Derivatives
Derivatives designated as hedges
Interest rate (1)	Other assets and Other liabilities	$3	$3

Total derivatives designated as hedges		$3	$3

Derivatives not designated as hedges
Foreign currency	Other current assets	$1	$—
Commodity contracts (2)	Other current assets and Other assets	2	3

Total derivatives not designated as hedges		$3	$3

Total Asset Derivatives		$6	$6

Liability Derivatives
Derivatives designated as hedges
Interest rate	Other liabilities	$—	$—
Foreign currency	Accrued liabilities	—	7

Total derivatives designated as hedges		$—	$7

Derivatives not designated as hedges
Foreign currency (1)	Accrued liabilities and Other liabilities	$55	$58
Commodity contracts (2)	Other current assets and Other assets	2	2

Total derivatives not designated as hedges		$57	$60

Total Liability Derivatives		$57	$67

(1)

Interest rate contracts of $2 million presented on a gross basis in this table at both December 31, 2009 and September 30, 2009 have the legal right to offset against other types of contracts with a common counterparty and, therefore, are presented on a net basis in noncurrent “Other liabilities” in the consolidated balance sheet.

(2)

Commodity contracts in an asset and liability position presented on a gross basis in this table have the legal right of offset and, therefore, are presented on a net basis in current “Other assets” and noncurrent “Other assets” in the consolidated balance sheet.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

UNAUDITED

For the three months ended December 31, 2009 for derivatives designated as hedges, the change in accumulated other comprehensive income and the hedge ineffectiveness recognized in earnings were both immaterial. For the three months ended December 31, 2009 for derivatives not designated as hedges, a $5 million gain was recognized in earnings through other expense within the consolidated statement of operations.

See Note I “Fair Value Measurements” for classification of derivatives by input level. The net after-tax amounts to be reclassified from accumulated other comprehensive income to earnings within the next 12 months are expected to be immaterial.

L. Stock-Based Compensation

The Company has established equity compensation plans that provide stock-based compensation to eligible employees. The 2009 Long-Term Incentive Plan (the “2009 Plan”), which was approved by Cabot’s stockholders on March 12, 2009, authorizes the issuance of 6.4 million shares of common stock and is the Company’s only equity incentive plan under which awards may currently be granted to employees. Prior plans include the 2006 Long-Term Incentive Plan, the 1999 Equity Incentive Plan, and the 1996 Equity Incentive Plan. Awards granted under each of these prior plans remained outstanding at December 31, 2009.

During the first quarter of fiscal 2010, the Company awarded stock options, restricted stock units, and other stock-based awards to employees under the 2009 Plan (the “2010 grant”). Some of the restricted stock units awarded are performance based and, accordingly, may result in increases or decreases to future compensation costs because of changes in the probability of the Company achieving pre-established performance metrics. For the three months ended December 31, 2009, total stock-based compensation cost recognized was $6 million, of which less than $1 million was related to the 2010 grant. As of December 31, 2009, total unrecognized compensation cost related to non-vested stock options, restricted stock units, and other stock-based awards under the 2010 grant was approximately $12 million, to be recognized over the 2.9 year remaining vesting period of these awards.

The Company used the intrinsic value method to determine the fair value of the restricted stock unit awards and the Black-Scholes option-pricing model to determine the fair value of stock option awards. For both types of awards, compensation costs will be recognized over the 3 year vesting period from the date of the grant. The fair value of the stock options granted in the first quarter of fiscal 2010 was calculated using the following weighted-average assumptions:

Grant Year
2010
Expected stock price volatility	41.75%
Risk free interest rate	2.78%
Expected life of options (years)	6
Expected annual dividends per share	$0.72

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

UNAUDITED

M. Financial Information by Segment

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

	Core Segment		Performance Segment	New Business Segment	Specialty Fluids Segment	Segment Total	Unallocated and Other	Consolidated Total
	Rubber Blacks Business	Supermetals Business
	(Dollars in millions)
Three months ended December 31, 2009
Net sales and other operating revenues(1)	$396	$45	$184	$17	$15	$657	$22	$679
Income (loss) before taxes(2)	$42	$5	$34	$(3)	$5	$83	$(41)	$42
Three months ended December 31, 2008
Net sales and other operating revenues(1)	$399	$45	$157	$18	$15	$634	$18	$652
Income (loss) before taxes(2)	$24	$3	$3	$(3)	$4	$31	$(30)	$1

(1)	Unallocated and other reflects royalties paid by equity affiliates, other operating revenues and external shipping and handling fees.

(2)

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

	Three Months Ended December 31
	2009	2008
	(Dollars in millions)
Interest expense	$(9)	$(9)
Certain items(a)	(17)	(2)
Equity in net income of affiliated companies(b)	(3)	(2)
Unallocated corporate costs(c)	(11)	(7)
Foreign currency transactions and other losses, net (d)	(1)	(10)

Total	$(41)	$(30)

(a)

Certain items consist of amounts that are not included in segment profit before taxes (“PBT”). Certain items for the three months ended December 31, 2009 include charges of $15 million related to the 2009 Global Restructuring Plan discussed in Note H, a $2 million long-lived asset impairment of land related to a former carbon black site discussed in Note I, and $1 million for environmental reserves. These charges are offset by $1 million recovered from an investment that was previously impaired. Certain items for the three months ended December 31, 2008 include charges of $3 million for restructuring initiatives offset by a benefit of $1 million related to a former carbon black facility.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

UNAUDITED

(b)	Equity in net income of affiliated companies is included in segment PBT and is removed from Unallocated and other to reconcile to income (loss) from operations before taxes.

(c)	Unallocated corporate costs are not controlled by the segments and primarily benefit corporate interests.

(d)	Foreign currency transaction and other losses, net consists principally of foreign currency transactions, net of other foreign currency risk management activities.

The Performance Segment is comprised of the Performance Products and Fumed Metal Oxides Businesses. The net sales from each of these businesses for the three months ended December 31, 2009 and 2008 are as follows:

	Three Months Ended December 31
	2009	2008
	(Dollars in millions)
Performance Products	$122	$105
Fumed Metal Oxides	62	52

Total Performance Segment Sales	$184	$157

The New Business Segment is comprised of the Inkjet Colorants and the Aerogel Businesses and the business development activities of Cabot Superior MicroPowders. The net sales from each of these businesses for the three months ended December 31, 2009 and 2008 are as follows:

	Three Months Ended December 31
	2009	2008
	(Dollars in millions)
Inkjet colorants	$14	$13
Aerogel	2	4
Superior MicroPowders	1	1

Total New Business Segment Sales	$17	$18

N. Foreign Currency Losses and Subsequent Events

During the first quarter of fiscal 2010, a $3 million foreign currency loss was recognized as a result of dividends declared from Cabot’s Venezuelan equity affiliate being written down to the less favorable parallel exchange rate from the official exchange rate.

Subsequent to December 31, 2009, the Venezuelan government announced a devaluation of its currency, the Bolivar. In addition, as of December 31, 2009, the three-year cumulative inflation rate exceeded 100%, which will require Cabot to apply highly-inflationary accounting to its Venezuelan operations beginning in the second quarter of fiscal 2010. The U.S. dollar will now be the functional currency of the Company’s Venezuelan equity affiliate. As Cabot’s equity affiliate had a net monetary liability position relative to Bolivars as of January 1, 2010, the Company anticipates that these changes will result in a one time gain of less than $10 million on the consolidated statement of operations during the second quarter of fiscal 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if 1) the estimate is complex in nature or requires a high degree of judgment and 2) different estimates and assumptions were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our policies and estimates. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates that we believe are critical to the preparation of the Consolidated Financial Statements as of December 31, 2009 are presented below. We have other critical accounting policies that are discussed under the “Critical Accounting Policies” heading in management’s discussion and analysis in our Fiscal 2009 Annual Report on Form 10-K (“2009 10-K”).

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

The following table shows the relative size of the revenue recognized in each of our reportable segments. Other operating revenues, which are included in the percentages below and represent less than two percent of total revenues, are primarily royalties for licensed technology.

	Three months ended December 31
	2009	2008
Core Segment
Rubber Blacks Business	61%	63%
Supermetals Business	7%	7%
Performance Segment	28%	25%
New Business Segment	2%	3%
Specialty Fluids Segment	2%	2%

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

We maintain allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the first quarters of fiscal 2010 and 2009 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $116 million and $119 million higher as of December 31, 2009 and September 30, 2009, respectively. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales. If, however, we were using a FIFO method, our purchases from earlier periods, which were at lower prices, would instead be the first charged to cost of sales.

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

During the three months ended December 31, 2009, inventory quantities were reduced at the Company’s U.S. Supermetals site. These reductions led to a liquidation of LIFO inventory quantities carried at lower costs that were prevailing in prior years when compared to current year prices. This resulted in a decrease in cost of goods sold of $3 million and an increase of net income by $2 million, or $0.03 per share, for the three months ended December 31, 2009.

We review inventory for both potential obsolescence and potential declines in anticipated selling prices. In this review, we make assumptions about the future demand for and market value of the inventory and based on these assumptions estimate the amount of any obsolete, unmarketable, slow moving or overvalued inventory. We write down the value of these inventories by an amount equal to the difference between the cost of the inventory and its estimated market value. While there were no significant write downs in the first quarter of fiscal 2010, there were $10 million of write downs in the first quarter of fiscal 2009.

Goodwill and Long-Lived Assets

Goodwill is comprised of the cost of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment annually, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. The annual review is performed as of the period ending March 31 of each year.

For the reporting units that carry goodwill balances, our impairment test consists of a comparison of each reporting unit’s carrying value to its estimated fair value. A reporting unit, for the purpose of the impairment test, is at or one level below the operating segment level. The operating segment is presented in accordance with the FASB’s authoritative guidance on segment disclosures. We have five reporting segments, and six reporting units for the impairment review. Our six reporting units are Rubber Blacks, Performance Products, Supermetals, Fumed Metal Oxides, Specialty Fluids, and New Business. The estimated fair value of a reporting unit is primarily based on discounted estimated future cash flows, and secondarily we validate this model by considering other factors such as the fair value of comparable companies to our reporting units, and a reconciliation of the fair value of all our reporting units to our overall market capitalization. The assumptions used to estimate the discounted cash flows are based on our best estimates about selling prices, production and sales volumes, costs, future growth rates, capital expenditures and market conditions over an estimate of the remaining operating period at the reporting unit level. The discount rate is based on the weighted average cost of capital that is determined by evaluating the risk free rate of return, cost of debt, and expected equity premiums. If an impairment exists, a loss is recorded to write-down the value of goodwill to its implied fair value. Our goodwill impairment testing methodologies have not changed since the prior year’s test. As a result of the test completed for March 31, 2009, the estimated fair value substantially exceeded the carrying value of our reporting units.

As of December 31, 2009, our goodwill balance is allocated between two reporting units: Rubber Blacks, $25 million, and Fumed Metal Oxides, $11 million. There have been no goodwill impairment charges during the periods presented in these financial statements.

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

To test for impairment of assets we generally use a probability-weighted estimate of the future undiscounted net cash flows of the assets or asset grouping over the remaining life of the asset to determine if the asset is recoverable. If we determine that the asset is not recoverable, we determine if there is a potential impairment loss by calculating the fair value of the asset using a probability-weighted discounted estimate of future cash flows. The discount rate is based on the weighted average cost of capital that is determined by evaluating the risk free rate of return, cost of debt, and expected equity premiums. To the extent the carrying value exceeds the fair value of the asset or asset group, an impairment loss is recognized in the statement of operations in that period. During the first quarter of fiscal 2010, a $2 million charge relating to the impairment of long-lived assets was recognized in the consolidated statement of operations.

Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, short-term and long-term debt, and derivative instruments. The carrying values of our financial instruments approximate fair value with the exception of our long-term debt that has not been designated as part of a fair value hedge. The non-hedged long-term debt is recorded at face value. The fair values of our derivative instruments are based on quoted market prices, if such prices are available. In situations where quoted market prices are not available, we rely on valuation models to derive fair value. Such valuation takes into account the ability of the financial counterparty to perform. We use derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates and foreign currency exchange rates, which exist as part of our on-going business operations. We do not enter into contracts for speculative purposes, nor do we hold or issue any financial instruments for trading purposes. All derivatives are recognized on our consolidated balance sheets at fair value. The changes in the fair value of derivatives are recorded in either earnings or other comprehensive income, depending on whether or not the instrument is designated as part of a hedge transaction and, if designated as part of a hedge transaction, the type of hedge transaction. The gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings during the period in which the ineffectiveness occurs.

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

Assets and liabilities measured at fair value are classified in the fair value hierarchy based on the inputs used for valuation. Assets that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued based on quoted prices for similar assets or liabilities in active markets, or standard pricing models using observable inputs are classified as Level 2. As of December 31, 2009, we have no assets or liabilities that are valued using unobservable inputs and, therefore, no assets or liabilities that are classified as Level 3. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to our total equity, as of December 31, 2009.

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

We record our tax provision or benefit on an interim basis using an estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period. Losses from jurisdictions for which no benefit can be recognized and the income tax effects of unusual and infrequent items are excluded from the estimated annual effective tax rate and are recognized in the impacted interim period as discrete items. Valuation allowances are provided against all or some of the future tax benefits that arise from the losses in jurisdictions where we believe that we have a less than 50% chance of utilizing the benefit in the future. The estimated annual effective tax rate may be significantly impacted by nondeductible expenses and our projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period that such estimates are revised.

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

II. Results of Operations

The following discussion of results includes information on our reportable segment sales and segment (or business) operating profit (loss) before tax (“PBT”). Segment PBT is a non-GAAP financial measure and is not intended to replace income (loss) from operations before taxes, equity in net income of affiliated companies and non-controlling interests, the most directly comparable GAAP financial measure. In calculating segment PBT we exclude certain items, meaning items that are significant and unusual or infrequent, as these amounts are not believed to reflect the true underlying business performance. In addition, in calculating segment PBT we include equity in net income of affiliated companies, royalties paid by equity affiliates and noncontrolling interests but exclude interest expense, foreign currency transaction gains and losses, interest income, dividend income and unallocated corporate costs. Our Chief Operating Decision-Maker uses segment PBT to evaluate changes in the operating results of each segment and to allocate resources to the segments. We believe that this non-GAAP measure also assists our investors in evaluating the changes in our results and performance. A reconciliation of segment PBT to income (loss) from operations is set forth below.

When discussing our business activities we use several terms. The term “operating expenses” means fixed costs, including both fixed manufacturing costs, which includes utilities, and selling, technical and administrative expenses. The term “LIFO” includes two factors: (i) the impact of current inventory costs being recognized immediately in cost of goods sold (“COGS”) under a last-in first-out method, compared to the older costs that would have been included in COGS under a first-in first-out method (“COGS impact”); and (ii) the impact of reductions in inventory quantities, causing historical inventory costs to flow through COGS (“liquidation impact”). The LIFO impact on PBT in the first quarter of fiscal 2010 is comprised of a favorable $3 million of “liquidation impact”, partially offset by an unfavorable $1 million “COGS impact”. In the first three months of fiscal 2009, the LIFO impact on PBT was comprised of $20 million of favorable “COGS impact” with no “liquidation impact”. The term “contract lag” refers to the time lag of the price adjustments in certain of our rubber blacks supply contracts to account for changes in feedstock costs and, in some cases, changes in other relevant costs.

In accordance with new accounting guidance, previous references to “minority interest in net income, net of tax” have been changed to “net income (loss) attributable to non-controlling interests, net of tax”. This represents the means by which the non-controlling shareholders’ portion of the income or loss in our consolidated joint ventures is removed from our consolidated statement of operations.

Overview

In the first quarter of fiscal 2010, our operating results increased compared to the first quarter of fiscal 2009 as the tire, automotive, infrastructure and electronics markets began to recover from the extreme lows of the first quarter of fiscal 2009 and our restructuring program implemented during fiscal 2009 benefited results.

•

Profitability in the Rubber Blacks Business increased in the first quarter of fiscal 2010 relative to the same period of fiscal 2009 due to higher volumes, lower operating expenses from restructuring savings and utilization benefits. Also, unfavorable high cost inventory effects in the first quarter of fiscal 2009 did not recur in fiscal 2010 benefiting the comparison. These favorable factors were partially offset by an unfavorable contract lag and LIFO impact of $3 million compared to a $32 million benefit in the first quarter of fiscal 2009.

•	In the Supermetals Business, profitability in the first quarter of fiscal 2010 increased when compared to the first quarter of fiscal 2009 principally due to lower raw material costs.

•

Profitability in the Performance Segment increased in the first quarter of fiscal 2010 when compared to the first quarter of fiscal 2009 largely from higher volumes, lower operating expenses from restructuring savings, and utilization benefits. These benefits were partially offset by an unfavorable LIFO comparison; there was a $10 million LIFO benefit in the first quarter of fiscal 2009 compared to no LIFO impact in the first quarter of fiscal 2010.

•	When compared to the first quarter of fiscal 2009, profitability in the Specialty Fluids Segment increased principally due to higher margin rental revenue.

•

Revenue in the New Business Segment was slightly below the first quarter of fiscal 2009 as higher revenues in Inkjet Colorants were offset by a decline in Aerogel revenues due to uneven order patterns.

First Quarter Fiscal 2010 versus First Quarter Fiscal 2009—Consolidated

Net Sales and Gross Profit

	Three Months Ended December 31
	2009	2008
	(Dollars in millions)
Net sales and other operating revenues	$679	$652
Gross profit	$136	$92

The $27 million increase in net sales from the first quarter of fiscal 2009 to the first quarter of fiscal 2010 was due primarily to higher volumes ($137 million) from stronger demand in our key end markets and by the favorable effect of foreign currency translation ($28 million). Lower selling prices ($135 million), principally related to lower raw material costs in the carbon black businesses, partially offset these benefits.

Gross profit increased by $44 million in the first quarter of fiscal 2010, when compared to the first quarter of fiscal 2009. The increase was principally due to higher volumes from stronger demand in our key end markets and lower operating expenses from our restructuring program. Contract lag and LIFO benefits in the first quarter of fiscal 2009 did not recur in the first quarter of fiscal 2010, partially offsetting these positive factors.

During the first quarter of fiscal 2010 we recorded charges of $8 million, pre-tax, principally associated with our restructuring activities that reduced gross profit, compared to $1 million, pre-tax, of restructuring related charges that were recorded in the same period of fiscal 2009.

Selling and Administrative Expenses

	Three Months Ended December 31
	2009	2008
	(Dollars in millions)
Selling and administrative expenses	$67	$56

Selling and administrative expenses increased by $11 million in the first quarter of fiscal 2010 when compared to the same period in fiscal 2009. The increase is principally due to charges of $9 million, pre-tax, associated with our restructuring activities recorded during the first quarter of fiscal 2010, compared to $1 million of such charges in the first quarter of fiscal 2009.

Research and Technical Expenses

	Three Months Ended December 31
	2009	2008
	(Dollars in millions)
Research and technical expenses	$18	$18

Research and technical expenses were flat in the first quarter of fiscal 2010 when compared to the first quarter of fiscal 2009 as we maintained spending on key research projects.

Interest Expense

	Three Months Ended December 31
	2009	2008
	(Dollars in millions)
Interest expense	$(9)	$(9)

Interest expense was flat in the first quarter of fiscal 2010 when compared to the same period of fiscal 2009. The impact of lower debt balances in the first quarter of fiscal 2010 was offset by higher average interest rates.

Other Income (Expense)

	Three Months Ended December 31
	2009	2008
	(Dollars in millions)
Other Expense	$—	$(9)

The $9 million improvement in other expense in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 was due principally to lower losses on foreign currency transactions. This included an intercompany loan in Brazil denominated in U.S. dollars which unfavorably affected the first quarter of fiscal 2009.

Effective Tax Rate

During the first quarter of fiscal 2010, we recorded a tax provision of $11 million. This amount included net tax benefits of $1 million from audit settlements and a $1 million charge primarily attributable to the timing of losses in certain locations. Net of these factors, the tax rate for the first quarter of 2010 would have been approximately 27%. In the first quarter of fiscal 2009, we recorded an income tax provision of $1 million. This included an unfavorable impact of $4 million relating to the effect of non-deductible losses, net tax benefits of $2 million from the renewal of U.S. research and experimentation credits and benefits of $1 million from tax settlements and releases.

During the second quarter of fiscal 2010, Cabot expects to close the IRS audit of the fiscal years 2005 and 2006 and an audit with the state of Illinois for the 1992 to 2002 fiscal years. These audit settlements are expected to result in a discrete tax benefit of approximately $12 million during the second quarter of fiscal 2010. The Company is currently under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2010, which may impact our tax expense and effective tax rate going forward.

Net income (loss) attributable to non-controlling interests, net of tax

	Three Months Ended December 31
	2009	2008
	(Dollars in millions)
Net income (loss) attributable to non-controlling interests, net of tax	$5	$(2)

In the first quarter of fiscal 2010, the $5 million of net income attributable to non-controlling interests was principally due to the increased profitability of our joint ventures in the Czech Republic and China. In the first quarter of fiscal 2009 our joint ventures, in total, experienced losses, primarily driven by lower volumes and compressed unit margins. This, in turn, led to the non-controlling shareholders in these ventures absorbing a portion of these losses, resulting in a benefit to our consolidated statement of operations.

Net income attributable to Cabot Corporation

We reported net income for the first quarter of fiscal 2010 of $29 million ($0.44 per diluted common share) compared to net income of $4 million ($0.06 per diluted common share) in the same period of fiscal 2009.

First Quarter Fiscal 2010 versus First Quarter Fiscal 2009—By Business Segment

Total segment PBT, certain items, other unallocated items (which includes unallocated corporate costs), and income (loss) from operations before income taxes for the three months ended December 31, 2009 and 2008 are set forth in the table below.

	Three Months Ended December 31
	2009	2008
	(Dollars in millions)
Total segment PBT	$83	$31
Certain items	(17)	(2)
Other unallocated items	(24)	(28)

Income from operations before income taxes	$42	$1

Total segment PBT increased by $52 million in the first quarter of fiscal 2010 when compared to the same period of fiscal 2009. The increase was driven principally by: i) higher volumes ($40 million) from stronger demand in the tire, automotive, infrastructure and electronics markets; ii) lower operating expenses resulting from our restructuring actions ($20 million); iii) utilization benefits from the replenishment of inventory levels to support higher sales volumes ($15 million); and iv) the positive impact of foreign currency translation resulting from a weaker U.S. dollar ($5 million). Additionally, unfavorable high cost inventory effects in the first quarter of fiscal 2009 did not recur in the first quarter of fiscal 2010, benefiting the comparison by $16 million. These favorable factors were partially offset by a $3 million unfavorable impact from contract lag and LIFO in the first quarter of fiscal 2010, compared to a $42 million benefit in the same period of fiscal 2009.

Certain Items:

Details of the certain items for the first quarter of fiscal 2010 and 2009 are as follows:

	Three Months Ended December 31
	2009	2008
	(Dollars in millions)
Environmental reserves	$(1)	$—
Recovery of previously impaired investment	1	—
Long-lived asset impairment	(2)	—
Restructuring initiatives:
Global	(15)	(2)
North America	—	(1)
Europe	—	1

Total certain items, pre-tax	$(17)	$(2)

In the first quarter of fiscal 2010, $17 million, pre-tax, of charges principally related to restructuring initiatives were recorded as certain items. In the same period of fiscal 2009, $2 million, pre-tax, of charges from restructuring activities were recorded as certain items.

Other Unallocated Items:

	Three Months Ended December 31
	2009	2008
	(Dollars in millions)
Interest expense	$(9)	$(9)
Equity in net income of affiliated companies	(3)	(2)
Unallocated corporate costs	(11)	(7)
Foreign currency transaction losses	—	(7)
Other expense, net	(1)	(3)

Total	$(24)	$(28)

Charges related to Other Unallocated Items declined by $4 million in the first quarter of fiscal 2010 due principally to lower losses on foreign currency transactions, including an intercompany loan in Brazil denominated in U.S. dollars which unfavorably affected the first quarter of fiscal 2009.

Core Segment

Sales and PBT for the Rubber Blacks and Supermetals Businesses, which together comprise the Core Segment, for the first quarter of fiscal 2010 and 2009 are as follows:

	Three Months Ended December 31
	2009	2008
	(Dollars in millions)
Rubber Blacks Business Sales	$396	$399
Supermetals Business Sales	45	45

Total Sales	$441	$444

Rubber Blacks Business PBT	$42	$24
Supermetals Business PBT	5	3

Total PBT	$47	$27

Rubber Blacks Business

Sales in the Rubber Blacks Business decreased by $3 million in the first quarter of fiscal 2010 when compared to the same period of fiscal 2009. The impact of higher volumes from stronger demand in the tire and automotive markets ($104 million) and the favorable effect of foreign currency translation resulting from a weaker dollar ($18 million) were offset by lower pricing ($121 million) driven by lower feedstock costs.

Rubber Blacks PBT increased by $18 million in the first quarter of fiscal 2010 when compared to the same period of fiscal 2009. In the first quarter of fiscal 2010, volumes were 24% higher than in the first quarter of fiscal 2009 due to stronger global demand in the tire and automotive markets, favorably affecting results by $31 million. Additionally, the high cost inventory effects in the first quarter of fiscal 2009 that did not recur in fiscal 2010 ($16 million), utilization benefits from the replenishment of inventory levels and lower operating expenses from restructuring activities favorably affected results. These factors were partially offset by a $2 million unfavorable contract lag impact and $1 million unfavorable LIFO impact in the first quarter of fiscal 2010, compared to $22 million and $10 million benefits, respectively, in the first quarter of fiscal 2009.

Historically, our rubber blacks supply contracts have provided for a price adjustment on the first day of each quarter to account for changes in feedstock costs and, in some cases, changes in other relevant costs. These feedstock adjustments have been based upon the average of a relevant index over a three-month period, with the result that there is a four month lag in the time when prices are adjusted for feedstock costs. We have been reducing this time delay in our contracts and, while approximately 50% of the total volume of our Rubber Blacks Business continues to be sold under contract, only half of these contracted volumes were sold under agreements containing a four month lag. We continue to actively work to reduce the impact of this contract lag on our business results, and over the course of fiscal 2010 expect to reduce the total volume subject to the four month lag to approximately 10%.

Supermetals Business

Sales in the Supermetals Business were flat in the first quarter of fiscal 2010 when compared to the first quarter of fiscal 2009 as volumes and pricing were comparable over the two periods.

PBT in the Supermetals Business in the first quarter of fiscal 2010 increased by $2 million when compared to the first quarter of fiscal 2009. The increase was due principally to lower raw material costs.

Performance Segment

Sales and PBT for the Performance Segment for the first quarter of fiscal 2010 and 2009 are as follows:

	Three Months Ended December 31
	2009	2008
	(Dollars in millions)
Performance Products Business Sales	$122	$105
Fumed Metal Oxides Business Sales	62	52

Segment Sales	$184	$157

Segment PBT	$34	$3

Sales in the Performance Segment increased by $27 million in the first quarter of fiscal 2010 when compared to the first quarter of fiscal 2009. The increase was driven principally by higher volumes ($34 million) from stronger global demand in the automotive, construction and electronics markets and the favorable effect of foreign currency translation ($8 million), partially offset by lower prices ($14 million) driven by lower raw material costs.

PBT in the Performance Segment in the first quarter of fiscal 2010 increased by $31 million when compared to the first quarter of fiscal 2009. Volumes in the Performance Products and Fumed Metal Oxides Businesses increased by 24% and 19%, respectively, in the first quarter of fiscal 2010 when compared to the same period of fiscal 2009. These higher volumes were driven by increased global demand in the automotive, infrastructure and electronics markets and benefited PBT by $15 million. The Segment was also favorably impacted by utilization benefits from the replenishment of inventory levels and lower operating expenses from restructuring actions. There was no LIFO impact in the first quarter of fiscal 2010, compared to a $10 million benefit in the same period of fiscal 2009.

New Business Segment

Sales and PBT for the New Business Segment for the first quarter of fiscal 2010 and 2009 are as follows:

	Three Months Ended December 31
	2009	2008
	(Dollars in millions)
Inkjet Colorants Business Sales	$14	$13
Aerogel Business Sales	2	4
Superior MicroPowders Sales	1	1

Segment Sales	$17	$18

Segment PBT	$(3)	$(3)

Sales in the New Business Segment in the first quarter of fiscal 2010 were $1 million below the first quarter of fiscal 2009 as higher revenues in Inkjet Colorants were offset by lower Aerogel revenues attributable to uneven order patterns. The loss in the New Business Segment for the first quarter of fiscal 2010 was $3 million, which is flat when compared to the first quarter of fiscal 2009.

Specialty Fluids Segment

Sales and PBT for the Specialty Fluids Segment for the first quarter of fiscal 2010 and 2009 are as follows:

	Three Months Ended December 31
	2009	2008
	(Dollars in millions)
Segment Sales	$15	$15

Segment PBT	$5	$4

Sales in the Specialty Fluids Segment were flat in the first quarter of fiscal 2010 when compared to the first quarter of fiscal 2009. Higher rental revenue was offset by the impact of lower volumes of product sold.

In the first quarter of fiscal 2010, PBT increased by $1 million when compared to the first quarter of fiscal 2009. The increase was due principally to the impact of higher margin rental revenues partially offset by unfavorable utilization variances associated with the curtailment of production at our manufacturing facility during 2009. In January 2010 we restarted operations at this facility.

III. Cash Flow and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased slightly during the first quarter of fiscal 2010. The decrease was attributable to an increase in receivables and inventory levels resulting from an increase in sales activity. At December 31, 2009, we had cash and cash equivalents of $242 million, and current availability under our revolving and other committed credit facilities of approximately $460 million. All available cash is on deposit with banking institutions or invested in money market funds that we continue to believe are financially sound.

We anticipate sufficient liquidity from cash on hand, cash flows and access to existing credit facilities to meet our operational needs and financial obligations for the foreseeable future. The existing revolving credit facility which remained undrawn as of December 31, 2009 is scheduled to expire in August 2010. It is our intent to replace this facility and the terms of any new line of credit may differ from the terms of our current facility. The credit facility contains various affirmative, negative and financial covenants which are customary for financings of this type, including limitations on our total debt to total capitalization ratio and our total amount of subsidiary debt to total capitalization. The credit facility also contains an interest coverage covenant that becomes applicable only if Cabot’s credit rating is downgraded. As of December 31, 2009, we were in compliance with all of the covenants.

Our liquidity derived from cash flows is, to a large degree, predicated on our ability to collect our receivables in a timely manner, the cost of our raw materials, and our ability to manage inventory levels.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows.

Cash Flows from Operating Activities

Cash used in operating activities, which consists of net income adjusted for the various non-cash items included in earnings, changes in working capital and changes in certain other balance sheet accounts, totaled $32 million in the first three months of fiscal 2010 compared to $92 million of cash generated from operating activities during the first three months of fiscal 2009. The principal drivers of the cash used in operations in the first three months of fiscal 2010 were (i) a $43 million decrease in accounts payable and accrued liabilities due to the timing of certain payments (ii) a $39 million increase in receivables due to higher sales volumes and pricing driven by rising feedstock costs and (iii) a $22 million increase in inventories to keep pace with higher sales volumes and higher feedstock costs reflected in inventory. The principal drivers of the cash generated from operations in the first quarter of fiscal 2009 were a $99 million decrease in receivables due to lower sales volumes and a $49 million decrease in inventories due to reductions in inventory levels and declines in carbon black feedstock costs. These sources of cash were partially offset by the use of cash for accounts payable and accrued liabilities.

Restructurings

As of December 31, 2009, we had $25 million of restructuring costs in accrued expenses in the consolidated balance sheet related to our 2009 global restructuring plan. We made cash payments of $12 million during the first quarter of fiscal 2010 and expect to make cash payments of approximately $15 million during the remainder of fiscal 2010 and approximately $15 million thereafter.

Venezuela

We own 48% of an operating entity in Venezuela (accounted for as an equity affiliate, as we do not have control of the entity), and holding companies that carry the investment in that operation and receive the dividends paid. Continued political and economic uncertainty in Venezuela led us to the decision to repatriate the majority of our cash from our holding companies using the parallel exchange market, resulting in a foreign exchange loss during the fourth quarter of fiscal 2009 of $6 million. Beginning in the first quarter of fiscal 2010, as dividends are declared by the operating entity, we will record losses to write down the dividend from the official rate to the parallel rate. This is necessary as it is our intention to repatriate those monies as quickly as possible and we believe neither of the official exchange rates sanctioned by the Venezuelan government will be available to us for the purpose of dividend repatriation. During the first quarter of fiscal 2010, a $3 million foreign currency loss was recognized as a result of the dividends declared by the operating entity.

In early January 2010, the Venezuelan government announced a devaluation of the Bolivar from 2.15 to two official rates, essentials at 2.60 and non-essentials at 4.30. We believe that the non-essential rate will be available to the operating entity to transact its ordinary activities. In addition, the operating entity is now considered to be functioning in a highly-inflationary environment, and accordingly, as of the second quarter of fiscal 2010 will record all transactions in U.S. dollars using the non-essentials rate of 4.30. These two factors have required the revaluation of our monetary assets in the operating entity. While businesses in Venezuela that have net monetary assets denominated in Bolivars will be expecting to incur charges to their statement of operations, our operating entity has net monetary liabilities denominated in Bolivars. This net liability position is attributable to the majority of our affiliate’s receivables being dollar-denominated due to the export nature of its business. Accordingly, we expect the impact of these events to result in a one-time gain of less than $10 million to our statement of operations for the second quarter of fiscal 2010.

Environmental and Litigation

We have recorded a $6 million reserve on a discounted basis ($6 million on an undiscounted basis) as of December 31, 2009, for environmental remediation costs at various sites. These sites are primarily associated with businesses divested in prior years. Additionally, as of December 31, 2009, we have recorded a $13 million reserve on a discounted basis ($23 million on an undiscounted basis) for respirator claims. We anticipate that these expenditures will be made over a number of years, and will not be concentrated in any one year. We also have other litigation costs associated with lawsuits arising in the ordinary course of business including claims filed against us in connection with certain discontinued operations.

Cash Flows from Investing Activities

Cash flows from investing activities consumed $8 million of cash in the first three months of fiscal 2010 compared to $35 million in the first three months of fiscal 2009. During the first three months of fiscal 2010, capital expenditures of $13 million primarily related to maintenance and replacement capital for our rubber blacks facilities. In the first three months of fiscal 2009, capital expenditures of $32 million included an investment of $3 million in a carbon black joint venture located in China and residual spending to complete rubber blacks capacity expansion at an existing facility in China and energy centers at other rubber blacks facilities.

Cash Flows from Financing Activities

Financing activities used $19 million of cash during the first three months of fiscal 2010 and used $38 million of cash during the same period of fiscal 2009. In the first three months of fiscal 2010, financing cash outflows were primarily driven by $7 million paid to settle the maturity of our $20 million to JPY 2.5 billion cross-currency swap. This settlement did not impact our consolidated statement of operations. In addition, we made dividend payments of $12 million during the first three months of fiscal 2010. During the first three months of fiscal 2009, our financing cash flows were primarily driven by the net reduction in debt of $25 million and a dividend payment of $12 million.

Off-balance sheet arrangements

Cabot has no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations concerning the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with our recent restructuring initiative; the amount and timing of charges and payments associated with restructurings and cost reduction initiatives we have previously undertaken; the percentage of our rubber blacks volumes we expect will remain subject to a four-month lag in the time when contract prices are adjusted to reflect changes in feedstock costs; the amount and timing of payments associated with environmental remediation and respirator claims; the benefits we expect to record in the second quarter of fiscal 2010 from the settlement of tax audits; the amount of the gain we expect to record in the second quarter of fiscal 2010 from the application of highly inflationary accounting at our Venezuelan equity affiliate and the devaluation of the Bolivar; the outcome of pending litigation; cash requirements and uses of available cash; and our ability to meet cash requirements for the foreseeable future.

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

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in the forward-looking statements: changes in raw material costs; lower than expected demand for our products; fluctuations in currency exchange rates; patent rights of others; stock and credit market conditions; the timely commercialization of products under development (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); our ability to successfully implement our cost reduction initiatives and organizational restructurings; demand for our customers’ products; competitors’ reactions to market conditions; the accuracy of the assumptions we used in establishing a reserve for our share of liability for respirator claims; and the outcome of pending litigation. Other factors and risks are discussed in our 2009 10-K.

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

IV. Recently Issued Accounting Pronouncements – Not Yet Adopted

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning October 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We are evaluating the impact of this guidance on the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended December 31, 2009 does not differ materially from that discussed under Item 7A of our fiscal 2009 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.	Legal Proceedings

Respirator Liabilities

We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. As more fully described in our 2009 10-K, our respirator liabilities involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled. As of December 31, 2009 and September 30, 2009, there were approximately 51,000 and 52,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. We have a reserve to cover our expected share of liability for existing and future respirator liability claims. The book value of the reserve at December 31, 2009 is approximately $13 million on a discounted basis (or approximately $23 million on an undiscounted basis). Cash payments related to this liability were less than $1 million in the first three months of both fiscal 2010 and 2009.

Carbon Black Antitrust Litigation

Cabot was one of several carbon black manufacturer defendants in federal and state class actions initially filed in 2003 alleging that the defendants violated federal and state antitrust laws in connection with the sale of carbon black. During the first quarter of fiscal 2010, the only pending state action was in Florida, with all of the other federal and state class actions having been previously settled. As described in our 2009 10-K, the parties in the Florida action entered into a settlement agreement, which received final court approval in October 2009. We deny any wrongdoing of any kind in these cases and strongly believe we have good defenses to the claims, but agreed to the settlements to avoid further expense, inconvenience, risk and the distraction of burdensome and protracted litigation.

AVX Contract Dispute

In March 2004, AVX Corporation (“AVX”) filed an action against us in the United States District Court for the District of Massachusetts. The complaint alleged that we violated the federal antitrust laws in connection with the parties’ January 1, 2001 tantalum supply agreement (the “Supply Agreement”) by purportedly tying AVX’s purchases of Cabot’s “flake” tantalum powder to its purchases of Cabot’s “nodular” tantalum powder. In February 2009, the court granted Cabot’s motion for summary judgment in this matter and dismissed this case against Cabot, which AVX appealed. In addition, in September 2005, AVX filed an action in the Superior Court of Massachusetts for Suffolk County, which was moved to the Business Litigation Section of the Superior Court of Massachusetts in November 2005, alleging that Cabot improperly administered the “most favored customer” provisions of the parties’ Supply Agreement for the years 2003 through 2005. Cabot filed counterclaims against AVX asserting that AVX actually underpaid for tantalum products during that period. AVX’s damage claim had been limited by the court to approximately $30 million, not including pre-judgment interest. As described in our 2009 10-K, in October 2009, Cabot and AVX entered into an agreement settling both of these matters. We deny any wrongdoing of any kind in these cases and strongly believe we have good defenses to the claims, but agreed to the settlement to avoid further expense, inconvenience, risk and the distraction of burdensome and protracted litigation.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding the Company’s purchases of its equity securities during the quarter ended December 31, 2009.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 – October 31, 2009	23,778	$19.23	—	4,311,122
November 1, 2009 – November 30, 2009	6,082	$15.03	—	4,311,122
December 1, 2009 – December 31, 2009	16,440	$19.87	—	4,311,122

Total	46,300		—

(1)	On May 11, 2007, we publicly announced that the Board of Directors authorized us to repurchase five million shares of our common stock on the open market or in privately negotiated transactions. On September 14, 2007, the Board of Directors increased the share repurchase authorization to 10 million shares (the “2007 Authorization”). This authority does not have a set expiration date. We did not repurchase any shares under the 2007 Authorization during the first quarter of fiscal 2010.

In addition to the 2007 Authorization, the Board has authorized us to repurchase shares of restricted stock purchased by recipients of long-term incentive awards in 2006, 2007 and 2008 at any date on or after such shares vest, generally to satisfy tax withholding obligations that arise on the vesting of such shares and to satisfy associated loan repayment liabilities. The shares are repurchased from employees at fair market value. During the first quarter of fiscal 2010, we repurchased 28,600 shares from employees.

From time to time, we also repurchase shares of unvested restricted stock from employees whose employment is terminated before such shares vest. These shares are repurchased pursuant to the terms of our equity incentive plans and are not included in the shares repurchased under the authorizations described above. During the first quarter of fiscal 2010, we repurchased 17,700 forfeited shares pursuant to the terms of our equity incentive plans.

Item 6.	Exhibits

The following Exhibits are filed herewith:

Exhibit 10.1	Credit Agreement dated August 3, 2005 among Cabot Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Citibank, N.A., as Syndication Agent, and the other lenders party hereto, as amended through September 18, 2009.

Exhibit 10.2	Form of restricted stock unit award certificate under the Cabot Corporation 2009 Long-Term Incentive Plan.

Exhibit 10.3	Form of non-qualified stock option award agreement under the Cabot Corporation 2009 Long-Term Incentive Plan.

Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: February 9, 2010	By:	/s/ EDUARDO E. CORDEIRO
Eduardo E. Cordeiro
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: February 9, 2010	By:	/s/ JAMES P. KELLY
James P. Kelly
Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description
Exhibit 10.1	Credit Agreement dated August 3, 2005 among Cabot Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Citibank, N.A., as Syndication Agent, and the other lenders party hereto, as amended through September 18, 2009.

Exhibit 10.2	Form of restricted stock unit award certificate under the Cabot Corporation 2009 Long-Term Incentive Plan.

Exhibit 10.3	Form of non-qualified stock option award agreement under the Cabot Corporation 2009 Long-Term Incentive Plan.

Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.