Form 10-Q
period 2010-03-31
CABOT CORP
filed 2010-05-10
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 4, 2010 the Company had 65,366,536 shares of Common Stock, par value $1 per share, outstanding.

CABOT CORPORATION

Part I.    Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31		Six Months Ended March 31
	2010	2009	2010	2009
	(In millions, except per share amounts)
Net sales and other operating revenues	$712	$470	$1,391	$1,122
Cost of sales	572	475	1,115	1,035

Gross profit	140	(5)	276	87
Selling and administrative expenses	61	54	128	110
Research and technical expenses	19	19	37	37

Income (loss) from operations	60	(78)	111	(60)
Interest and dividend income	—	1	—	2
Interest expense	(11)	(8)	(20)	(17)
Other expense	(4)	(6)	(4)	(15)

Income (loss) from operations before income taxes and equity in net income of affiliated companies	45	(91)	87	(90)
Benefit (provision) for income taxes	1	31	(10)	30
Equity in net income of affiliated companies, net of tax	1	—	4	2

Net income (loss)	47	(60)	81	(58)
Net income (loss) attributable to noncontrolling interests, net of tax	4	(2)	9	(4)

Net income (loss) attributable to Cabot Corporation	$43	$(58)	$72	$(54)

Weighted-average common shares outstanding, in millions:
Basic	64	63	64	63

Diluted	64	63	64	63

Income (loss) per common share:
Basic:
Net income (loss) attributable to Cabot Corporation—basic	$0.66	$(0.93)	$1.10	$(0.87)

Diluted:
Net income (loss) attributable to Cabot Corporation—diluted	$0.65	$(0.93)	$1.09	$(0.87)

Dividends per common share	$0.18	$0.18	$0.36	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	March 31, 2010	September 30, 2009
	(In millions)
Current assets:
Cash and cash equivalents	$248	$304
Short-term marketable securities	1	1
Accounts and notes receivable, net of reserve for doubtful accounts of $5 and $6	548	452
Inventories:
Raw materials	128	118
Work in process	40	44
Finished goods	174	165
Other	32	31

Total inventories	374	358
Prepaid expenses and other current assets	65	53
Deferred income taxes	32	32

Total current assets	1,268	1,200

Investments:
Equity affiliates	58	60
Long-term marketable securities and cost investments	1	1

Total investments	59	61

Property, plant and equipment	2,939	3,000
Accumulated depreciation and amortization	(1,983)	(1,988)

Net property, plant and equipment	956	1,012

Goodwill	36	37
Intangible assets, net of accumulated amortization of $11 and $11	2	2
Assets held for rent	41	43
Deferred income taxes	240	235
Other assets	84	86

Total assets	$2,686	$2,676

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	March 31, 2010	September 30, 2009
	(In millions, except share and per share amounts)
Current liabilities:
Notes payable to banks	$38	$29
Accounts payable and accrued liabilities	377	407
Income taxes payable	23	31
Deferred income taxes	5	5
Current portion of long-term debt	21	5

Total current liabilities	464	477

Long-term debt	602	623
Deferred income taxes	11	11
Other liabilities	308	328
Commitments and contingencies (Note F)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value Issued: 65,412,119 and 65,401,485 shares Outstanding: 65,351,880 and 65,309,155 shares	65	65
Less cost of 60,239 and 92,330 shares of common treasury stock	(2)	(2)
Additional paid-in capital	32	18
Retained earnings	1,067	1,018
Deferred employee benefits	(22)	(25)
Accumulated other comprehensive income	55	60

Total Cabot Corporation stockholders’ equity	1,195	1,134
Noncontrolling interests	106	103

Total stockholders’ equity	1,301	1,237

Total liabilities and stockholders’ equity	$2,686	$2,676

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Six Months Ended March 31
	2010	2009
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$81	$(58)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	67	79
Deferred tax provision	(2)	(43)
Impairment charges	2	—
Loss on sale of property plant and equipment	5	3
Equity in net income of affiliated companies	(4)	(2)
Non-cash compensation	16	14
Other non-cash items, net	(1)	3
Changes in assets and liabilities:
Accounts and notes receivable	(89)	238
Inventories	(22)	163
Prepaid expenses and other current assets	(14)	(2)
Accounts payable and accrued liabilities	(32)	(107)
Income taxes payable	(7)	2
Other liabilities	2	(7)
Cash dividends received from equity affiliates	6	1
Other	4	3

Cash provided by operating activities	12	287

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(31)	(53)
Proceeds from sales of property, plant and equipment	3	—
Decrease (increase) in assets held for rent	1	(4)
Investment in equity affiliate	—	(3)

Cash used in investing activities	(27)	(60)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	3	25
Repayments under financing arrangements	—	(54)
Repayments of long-term debt	(5)	(47)
Proceeds from long-term debt	—	—
Increase (decrease) in notes payable to banks, net	5	(25)
Purchases of common stock	(2)	—
Increase in notes receivable	—	(1)
Settlement of derivatives	(7)	—
Cash dividends paid to noncontrolling stockholders	(5)	(1)
Cash dividends paid to stockholders	(23)	(24)

Cash used in financing activities	(34)	(127)

Effect of exchange rate changes on cash	(7)	(9)

(Decrease) increase in cash and cash equivalents	(56)	91
Cash and cash equivalents at beginning of period	304	129

Cash and cash equivalents at end of period	$248	$220

The accompanying notes are an integral part of these consolidated financial statements

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended March 31, 2009

(In millions, except shares in thousands)

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Notes Receivable for Restricted Stock	Accumulated Other Comprehensive Income	Cabot Corporation Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity	Total Comprehensive Loss
	Shares	Cost
Balance at September 30, 2008	65,278	$61	$21	$1,143	$(30)	$(21)	$75	$1,249	$110	$1,359
Net loss attributable to Cabot Corporation				(54)							$(54)
Foreign currency translation adjustment							(44)				(44)
Change in unrealized loss on derivative instruments							(1)				(1)

Total other comprehensive loss											(45)

Comprehensive loss attributable to Cabot Corporation, net of tax								(99)			$(99)
Net loss attributable to noncontrolling interests, net of tax									(4)		(4)
Noncontrolling interest foreign currency adjustment, net									(5)		(5)

Comprehensive loss attributable to noncontrolling interests											$(9)

Comprehensive loss										(108)	$(108)

Noncontrolling interests – dividends paid									(1)	(1)
Common dividends paid				(24)				(24)		(24)
Issuance of stock under employee compensation plans, net of forfeitures	11	1	1					2		2
Amortization of share-based compensation			11					11		11
Purchase and retirement of common and treasury stock	(18)		(1)					(1)		(1)
Notes receivable for restricted stock – payments and forfeitures						1		1		1
Principal payment by Employee Stock Ownership Plan under guaranteed loan					3			3		3

Balance at March 31, 2009	65,271	$62	$32	$1,065	$(27)	$(20)	$30	$1,142	$100	$1,242

The accompanying notes are an integral part of these consolidated financial statements

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended March 31, 2010

(In millions, except shares in thousands)

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Accumulated Other Comprehensive Income	Cabot Corporation Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Cost
Balance at September 30, 2009	65,309	$63	$18	$1,018	$(25)	$60	$1,134	$103	$1,237
Net income attributable to Cabot Corporation				72						$72
Foreign currency translation adjustment						(6)				(6)
Change in employee benefit plans						1				1
Change in unrealized loss on derivative instruments						—				—

Total other comprehensive loss										(5)

Comprehensive income attributable to Cabot Corporation, net of tax							67			$67
Net income attributable to noncontrolling interests, net of tax								9		9
Noncontrolling interest foreign currency adjustment, net								(1)		(1)

Comprehensive income attributable to noncontrolling interests										$8
Comprehensive income									75	$75

Noncontrolling interest - dividends paid								(5)	(5)
Common dividends paid				(23)			(23)		(23)
Issuance of stock under employee compensation plans, net of forfeitures	131	1	4				5		5
Amortization of share-based compensation			11				11		11
Purchase and retirement of common and treasury stock	(88)	(1)	(1)				(2)		(2)
Principal payment by Employee Stock Ownership Plan under guaranteed loan					3		3		3

Balance at March 31, 2010	65,352	$63	$32	$1,067	$(22)	$55	$1,195	$106	$1,301

The accompanying notes are an integral part of these consolidated financial statements

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 2010 and 2009. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

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

The following table summarizes the percentages of total net sales and other operating revenues recognized in each of the Company’s reportable segments. Other operating revenues, which are included in the percentages below and represent less than two percent of total revenues, are primarily royalties for licensed technology:

	Three months ended March 31		Six months ended March 31
	2010	2009	2010	2009
Core Segment
Rubber Blacks Business	60%	60%	60%	62%
Supermetals Business	5%	5%	6%	6%
Performance Segment	30%	29%	29%	27%
New Business Segment	3%	4%	3%	3%
Specialty Fluids Segment	2%	2%	2%	2%

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

UNAUDITED

Cabot derives the substantial majority of its revenues from the sale of products in the Core and Performance Segments. Revenue from these products is typically recognized when the product is shipped and title and risk of loss have passed to the customer. The Company offers certain of its customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction in sales at the time revenue is recognized and are estimated based on historical experience and contractual obligations. Cabot periodically reviews the assumptions underlying its estimates of discounts and volume rebates and adjusts its revenues accordingly. Certain Rubber Blacks Business and Performance Segment customer contracts contain price protection clauses that provide for the potential reduction in past or future sales prices under specific circumstances. Cabot analyzes these contract provisions to determine if an obligation related to these clauses exists and records revenue net of any estimated protection commitments.

The majority of the revenue in the Specialty Fluids Segment arises from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned.

Cabot maintains allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the first six months of fiscal 2010 and 2009 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

UNAUDITED

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

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $114 million and $119 million higher as of March 31, 2010 and September 30, 2009, respectively. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.

During the three and six months ended March 31, 2010, inventory quantities were reduced at the Company’s U.S. Supermetals site. These reductions led to a liquidation of LIFO inventory quantities that resulted in a decrease in cost of goods sold of $4 million and $7 million, respectively, and an increase in net income of $2 million ($0.04 per diluted common share) and $5 million ($0.07 per diluted common share), respectively, for the three and six months ended March 31, 2010. During the three and six months ended March 31, 2009, inventory quantities were reduced at the Company’s U.S. Rubber Blacks and Performance Products sites. These reductions led to a liquidation of LIFO inventory quantities that resulted in a decrease in cost of goods sold of approximately $3 million and an increase in net income of approximately $2 million ($0.03 per diluted common share), for the three and six months ended March 31, 2009.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

UNAUDITED

C. Accounting Pronouncements

New and Adopted

Earnings Per Share

Cabot adopted new accounting guidance relative to earnings per share on October 1, 2009. This methodology, and the impact on prior periods, is described in Note H.

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

This guidance has been applied to all periods presented herein. All previous references to “minority interests” in the consolidated financial statements have been changed to “noncontrolling interests” and are summarized as follows:

•

“Net income (loss)” includes “Net income (loss) attributable to noncontrolling interests, net of tax” and “Net income (loss) attributable to Cabot Corporation” in the Consolidated Statements of Operations. No change was required to the presentation of earnings per share.

•

The Consolidated Balance Sheets present “Noncontrolling interests” as a component of “Total stockholders’ equity.” “Noncontrolling interests” is equivalent to the previously reported “Minority interest.” “Total Cabot Corporation stockholders’ equity” is equivalent to the previously reported “Total stockholders’ equity.”

•

“Comprehensive income (loss)” includes “Comprehensive income (loss) attributable to noncontrolling interests, net of tax” and “Comprehensive income (loss) attributable to Cabot Corporation, net of tax” and is included in the Consolidated Statements of Changes in Stockholders’ Equity. “Comprehensive income (loss) attributable to Cabot Corporation” is equivalent to the previously reported “Comprehensive income.”

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

D. Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reporting unit with goodwill balances and the changes in those balances during the six months ended March 31, 2010 are as follows:

	Rubber Blacks Business	Fumed Metal Oxides Business	Total
	(Dollars in millions)
Balance at September 30, 2009	$26	$11	$37
Foreign currency translation adjustment	(1)	—	(1)

Balance at March 31, 2010	$25	$11	$36

Impairment tests are performed at least annually. The Company performed its annual impairment assessment as of March 31, 2010 and determined that there was no impairment.

Cabot does not have any indefinite-lived intangible assets. As of both March 31, 2010 and September 30, 2009, Cabot had $2 million of finite-lived intangible assets. Intangible assets are amortized over their estimated useful lives, which range from ten to fourteen years, with a weighted average period of ten years. Amortization relative to these intangible assets is expected to aggregate to less than $1 million per year over the next five years.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

UNAUDITED

E. Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended March 31
	2010		2009		2010		2009
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$1	$2	$1	$1	$—	$—	$1	$—
Interest cost	2	3	2	3	1	—	2	—
Expected return on plan assets	(2)	(3)	(3)	(3)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(1)	—	(1)	—
Amortization of actuarial loss	—	—	—	—	—	—	—	—

Net periodic benefit cost	$1	$2	$—	$1	$—	$—	$2	$—

	Six Months Ended March 31
	2010		2009		2010		2009
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$2	$3	$2	$2	$—	$—	$1	$—
Interest cost	4	5	4	6	2	—	3	—
Expected return on plan assets	(4)	(6)	(5)	(6)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(2)	—	(1)	—
Amortization of actuarial loss	—	1	—	—	—	—	—	—

Net periodic benefit cost	$2	$3	$1	$2	$—	$—	$3	$—

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

UNAUDITED

F. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials and natural gas. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at March 31, 2010.

	Payments Due by Fiscal Year
	Remainder of fiscal 2010	2011	2012	2013	2014	Thereafter	Total
	(Dollars in millions)
Core Segment:
Rubber Blacks Business	$114	$167	$139	$129	$119	$1,216	$1,884
Supermetals Business	22	16	4	—	—	—	42
Performance Segment	12	21	19	18	19	120	209
Speciality Fluids Segment	3	1	—	—	—	—	4
Other	—	1	—	—	—	—	1

Total	$151	$206	$162	$147	$138	$1,336	$2,140

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

March 31, 2010

UNAUDITED

Contingencies

Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Matters

As of both March 31, 2010 and September 30, 2009, Cabot had $6 million on a discounted basis ($7 million on an undiscounted basis at March 31, 2010 and $6 million on an undiscounted basis at September 30, 2009) reserved for environmental matters primarily related to divested businesses. These amounts represent Cabot’s best estimates of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Cash payments related to these environmental matters were less than $1 million and approximately $2 million in the first six months of fiscal 2010 and fiscal 2009, respectively.

Gainesville, FL Matter

Cabot is one of three defendants named in Parsons et al. v. Koppers, Inc., et al., an environmental lawsuit filed in United States District Court for the Northern District of Florida, Gainesville Division, on April 20, 2010. Cabot has not been served in this lawsuit. The other two defendants are Koppers Inc. (“Koppers”) and Beazer East, Inc. (“Beazer”). The case was filed on behalf of certain residents living near the location of a now inactive manufacturing facility currently owned by Beazer, which was owned and operated by Koppers until late 2009, in Gainesville, Florida, and an adjacent property at which Cabot formerly conducted manufacturing operations which ceased in 1966. The plaintiffs allege that the defendants are responsible for contamination on the plaintiffs’ property. They seek designation of a class of residents living within an approximately two-mile radius of the site, and creation of a community property remediation program and a medical monitoring program. The plaintiffs also seek compensatory and punitive damages in an unspecified amount in excess of the court’s minimum jurisdictional limit of $5 million. The Company believes that it has valid defenses to these claims and will assert them vigorously.

Other Matters

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

As of March 31, 2010 and September 30, 2009, there were approximately 51,000 and 52,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2052. At March 31, 2010 the reserve was $13 million on a discounted basis ($22 million on an undiscounted basis). Cash payments related to this liability were approximately $1 million in the first six months of both fiscal 2010 and fiscal 2009.

Beryllium Claims

As described in the 2009 10-K, Cabot is a party to several pending actions in connection with its discontinued beryllium operations in Reading, Pennsylvania. Cabot entered the beryllium industry through an acquisition in 1978. The Company ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of its former beryllium business was sold to NGK Metals, Inc. (“NGK”) in 1986. The actions are pending in several state and federal trial and appeal courts, and involve claims for personal injury and medical monitoring relating to alleged contact with beryllium in various ways. In April 2010, Cabot was served with two lawsuits filed in the Court of Common Pleas of Philadelphia County alleging personal injury as a result of residential exposure to beryllium: DeAngelo v. NGK

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

UNAUDITED

Insulators Ltd., et. al. and Herald v. NGK North America, Inc., et. al. The plaintiffs in these cases seek compensatory and punitive damages in an unspecified amount in excess of the court’s minimum jurisdictional limit of $50,000. Cabot believes it has valid defenses to all of the beryllium actions against it and will assert them vigorously in the various venues in which claims have been asserted. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of these matters. While the outcome of litigation is uncertain, the Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position.

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

G. Income Tax Uncertainties

As of March 31, 2010, the total amount of unrecognized tax benefits included in our consolidated balance sheet was $46 million. In addition, accruals of $5 million and $11 million have been recorded for penalties and interest, respectively, as of March 31, 2010. If the unrecognized tax benefits were recognized at a given point in time, there would be approximately a $62 million favorable impact on the Company’s tax provision.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the six months ended March 31, 2010 is as follows:

(Dollars in millions)
Balance at September 30, 2009	$81
Additions based on tax positions related to the current year	3
Reduction for tax positions of prior years	(11)

Balance at March 31, 2010	$73

During the second quarter of fiscal 2010, Cabot closed the U.S. Internal Revenue Service (“IRS”) audit of fiscal years 2005 and 2006, an audit with the state of Illinois for the 1992 to 2002 fiscal years, and an audit in Japan for the 2009 fiscal year. These audit settlements reduced the balance of unrecognized tax benefits by $10 million during the second quarter of fiscal 2010. The settlement of uncertain tax positions in other jurisdictions totaled $1 million in the first quarter of fiscal 2010. Interest and penalty accruals were reduced by $2 million in the second quarter of fiscal 2010 related to the above-mentioned settlements. Certain Cabot subsidiaries are under audit in jurisdictions outside of the U.S. In addition, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of one or more of these audits or the lapse of applicable statutes of limitations; however, an estimated range of the impact on the unrecognized tax benefits cannot be quantified at this time.

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2009 tax years generally remain subject to examination by the IRS and the 2004 through 2009 tax years remain subject to examination by most state tax authorities. In significant non-U.S. jurisdictions, the 2002 through 2009 tax years generally remain subject to examination by their respective tax authorities. Cabot’s significant non-U.S. jurisdictions include Argentina, Brazil, Canada, China, Germany, Japan, the Netherlands, and the United Kingdom.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

UNAUDITED

H. Earnings Per Share

On October 1, 2009 Cabot began applying the two-class method for calculating earnings per share. Under this method, unvested restricted stock and stock unit awards that receive non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of participating securities. The two-class method calculates earnings per share for common shareholders and participating securities based on the proportionate participation rights of each award type in the Company’s undistributed earnings. Diluted earnings per share is calculated using the more dilutive of the treasury stock method or the two-class method. This guidance has been applied to all periods presented herein. The retrospective application of this authoritative guidance increased the Company’s basic and diluted net loss per share from $(0.92) to $(0.93) and from $(0.85) to $(0.87) for the second quarter and first six months of fiscal 2009, respectively.

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Three Months Ended March 31		Six Months Ended March 31
	2010	2009	2010	2009
	(Dollars in millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$43	$(58)	$72	$(54)
Less: Dividends and dividend equivalents to participating securities	1	1	1	1
Less: Undistributed earnings allocated to participating securities(1)	—	—	1	—

Earnings (loss) allocated to common shareholders (numerator)	$42	$(59)	$70	$(55)

Weighted average common shares outstanding	65	65	65	65
Less: Participating securities(2)	1	2	1	2

Adjusted weighted average common shares (denominator)	64	63	64	63

Basic EPS	$0.66	$(0.93)	$1.10	$(0.87)

Diluted EPS:
Earnings (loss) allocated to common shareholders	$42	$(59)	$70	$(55)
Plus: Earnings (loss) allocated to participating securities	1	—	2	1
Less: Adjusted earnings (loss) allocated to participating securities(3)	(1)	—	(2)	(1)

Income (loss) available to common shares (numerator)	$42	$(59)	$70	$(55)

Adjusted weighted average common shares outstanding	64	63	64	63
Effect of dilutive securities:
Common shares issuable(4)	—	—	—	—

Adjusted weighted average shares (denominator)	64	63	64	63

Diluted EPS	$0.65	$(0.93)	$1.09	$(0.87)

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

UNAUDITED

(1)

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. In fiscal 2009, undistributed earnings were not allocated to participating securities due to the Company’s net loss position. The calculation of undistributed earnings is as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2010	2009	2010	2009
	(Dollars in millions)		(Dollars in millions)
Calculation of undistributed earnings:
Net income (loss) attributable to Cabot Corporation	$43	$(58)	$72	$(54)
Less: Dividends declared on common stock	10	11	22	23
Less: Dividends declared on participating securities	1	1	1	1

Undistributed earnings	$32	$(70)	$49	$(78)

Allocation of undistributed earnings:
Undistributed earnings allocated to common shareholders	$32	$(70)	$48	$(78)
Undistributed earnings allocated to participating shareholders	—	—	1	—

Undistributed earnings	$32	(70)	$49	(78)

(2)

For the three and six months ended March 31, 2010, approximately 1 million shares of unvested restricted stock, vested restricted stock awards held by employees in which Cabot has a security interest, and unvested time-based restricted stock units issued under Cabot’s equity incentive plans are considered participating securities. For the three and six months ended March 31, 2009, approximately 2 million shares of unvested restricted stock issued under Cabot’s equity incentive plans are considered participating securities.

(3)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities and then reallocated to participating securities.

(4)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Supplemental Retirement Savings Plan; and (iii) assumed issuance of shares under outstanding performance-based stock unit awards issued under Cabot’s equity incentive plans. For the three and six months ended March 31, 2010, 600,400 and 268,000 incremental shares of common stock, respectively, were not included in the calculation of diluted earnings per share because those shares’ exercise prices were greater than the average market price of Cabot common stock for that period. For the three and six months ended March 31, 2009, 1,586,100 and 1,503,100 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share as those shares would have been anti-dilutive due to the Company’s net loss position.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

UNAUDITED

I. Restructuring

Closure of Thane, India Carbon Black Facility

On April 19, 2010, Cabot committed to cease manufacturing operations at its carbon black manufacturing facility in Thane, India. The decision, which will affect approximately 120 employees, was made as a result of a broad reaching analysis of the manufacturing assets, including cost structure, ability to expand and a variety of other factors. It is anticipated that manufacturing operations at the facility will cease by June 30, 2010. The Company will continue to maintain a presence in India through its fumed metal oxides manufacturing joint venture and its continuing business operations in carbon black and other products.

The Company expects the closure plan will result in a pre-tax charge to earnings of approximately $24 million over 2 years, with approximately $23 million of this amount expected to be recorded during fiscal year 2010. Pre-tax estimates of the total amount the Company expects to incur for each major type of cost associated with the closure plan are: (i) costs relating to personnel of $5 million, (ii) accelerated depreciation and impairment of facility assets of $16 million, and (iii) demolition and site clearing costs of $3 million. These amounts exclude any potential gain that may be realized on the sale of certain assets related to the manufacturing facility.

Net cash outlays related to this action over the next 2 years are expected to be $8 million, approximately $7 million of which is expected to be paid during fiscal 2010.

2009 Global Restructuring

In fiscal 2009 Cabot initiated its 2009 Global Restructuring Plan. Under this Plan, the Company closed three of its manufacturing facilities and implemented operating cost and workforce reductions across a variety of its other operations. In fiscal 2010 the Company will consolidate several of its European administrative offices in a new European headquarters office in Switzerland. As part of this restructuring plan, the Company also expects to close its tantalum powder manufacturing operations in Boyertown, Pennsylvania.

The Company expects this restructuring will result in a cumulative pre-tax charge to earnings of approximately $120 million. Estimates of the total amount the Company expects to incur for each major type of cost associated with the restructuring plan are: (i) severance and employee benefits of $55 million for approximately 400 employees, (ii) accelerated depreciation and impairment of facility assets of $45 million, net of expected gains associated with the sale of certain assets, (iii) demolition and site clearing costs of $10 million, and (iv) other post closing operation costs of $10 million. The total after-tax charge is estimated to be approximately $105 million. Net cash outlays related to these actions are expected to be approximately $70 million.

Through March 31, 2010 Cabot has recorded $113 million of charges associated with this restructuring, comprised of (i) $51 million for severance and employee benefits, (ii) $50 million for accelerated depreciation and asset impairments, (iii) $3 million for demolition and site clearing costs and (iv) $9 million for other post closing operation costs. Total cash outlays have amounted to $38 million.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

UNAUDITED

Details of these restructuring activities and the related reserves during the three months ended March 31, 2010 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at December 31, 2009	$25	$—	$—	$—	$25
Charges	5	1	1	2	9
Costs charged against assets	—	—	(1)	—	(1)
Cash paid	(5)	(1)	—	(2)	(8)
Foreign currency translation adjustment	(1)	—	—	—	(1)

Reserve at March 31, 2010	$24	$—	$—	$—	$24

Details of these restructuring activities and the reserves for these plans during the six months ended March 31, 2010 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at September 30, 2009	$20	$1	$—	$—	$21
Charges	17	1	1	5	24
Costs charged against assets	—	—	(1)	—	(1)
Cash paid	(13)	(2)	—	(5)	(20)
Foreign currency translation adjustment	—	—	—	—	—

Reserve at March 31, 2010	$24	$—	$—	$—	$24

Cabot expects to make cash payments of approximately $11 million during the remainder of fiscal 2010 and approximately $21 million thereafter.

Restructuring activities were recorded in the consolidated statements of operations as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2010	2009	2010	2009
	(Dollars in millions)
Cost of sales	$5	$40	$11	$41
Selling and administrative expenses	4	3	13	4
Research and technical expenses	—	2	—	2

Total	$9	$45	$24	$47

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

UNAUDITED

J. Fair Value Measurements

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

There were no transfers between level 1 and level 2, or transfers into or out of level 3, during the three and six months ended March 31, 2010 and 2009.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010. The derivatives presented in the table below are presented by derivative type, net of the legal right to offset derivative settlements by each counterparty:

	Level 1 Inputs	Level 2 Inputs	Total
	(Dollars in Millions)
Assets at fair value:
Equity securities(1)	$2	$—	$2
Guaranteed investment contract(2)	—	13	13
Derivatives relating to:
Interest rates(3)	—	3	3
Foreign currency(3)	—	1	1

Total assets at fair value	$2	$17	$19

Liabilities at fair value:
Derivatives relating to:
Foreign currency(3)	$—	$40	$40

Total liabilities at fair value	$—	$40	$40

(1)	The Company’s investments in equity securities are included in “Short-term marketable securities” and “Long-term marketable securities and cost investments” in the consolidated balance sheets.

(2)	The Company’s guaranteed investment contract is included in “Other assets” in the consolidated balance sheets.

(3)	The Company’s derivatives are included in “Other current assets”, “Other assets”, “Accrued liabilities” and “Other liabilities” in the consolidated balance sheets.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

UNAUDITED

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009. The derivatives presented in the table below are presented by derivative type, net of the legal right to offset derivative settlements by each counterparty:

	Level 1 Inputs	Level 2 Inputs	Total
	(Dollars in Millions)
Assets at fair value:
Equity securities(1)	$2	$—	$2
Guaranteed investment contract(2)	—	14	14
Derivatives relating to:
Interest rates(3)	—	4	4

Total assets at fair value	$2	$18	$20

Liabilities at fair value:
Derivatives relating to:
Foreign currency(3)	$—	$65	$65

Total liabilities at fair value	$—	$65	$65

(1)	The Company’s investments in equity securities are included in “Short-term marketable securities” and “Long-term marketable securities and cost investments” in the consolidated balance sheets.

(2)	The Company’s guaranteed investment contract is included in “Other assets” in the consolidated balance sheets.

(3)	The Company’s derivatives are included in “Other current assets”, “Accounts payable and accrued liabilities” and “Other liabilities” in the consolidated balance sheets.

The following table presents information about assets measured at fair value on a nonrecurring basis in the consolidated balance sheet as of March 31, 2010:

	Level 2 Inputs	Total	Total Losses Three Months Ended March 31, 2010	Total Losses Six Months Ended March 31, 2010
	(Dollars in Millions)
Assets at fair value:
Long-lived assets – land(1)	$6	$6	$—	$2

Total assets at fair value	$6	$6	$—	$2

(1)	Long-lived assets – land is included in “Other assets” in the consolidated balance sheet and the impairment charge was recorded to “Cost of sales” in the consolidated statement of operations.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

UNAUDITED

K. Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at March 31, 2010 and September 30, 2009 are as follows:

	March 31, 2010		September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Assets:
Cash and cash equivalents	$248	$248	$304	$304
Short-term marketable securities	1	1	1	1
Accounts and notes receivable	548	548	452	452
Derivative instruments	2	2	1	1
Long-term marketable securities and cost investments	1	1	1	1
Liabilities:
Notes payable to banks	38	38	29	29
Accounts payable and accrued liabilities	377	377	407	407
Long-term debt—fixed rate	600	610	604	619
Long-term debt—floating rate	23	23	23	23
Derivative instruments	38	38	62	62

At March 31, 2010 and September 30, 2009, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable to banks approximated carrying values due to the short-term nature of these instruments. The estimated fair values of available for sale marketable securities and derivative instruments are valued as described in Note J. The fair value of Cabot’s fixed rate long-term debt is estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt approximates its fair value.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

UNAUDITED

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

By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot’s credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. The Company minimizes counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. As of March 31, 2010, the counterparties with which the Company has executed derivatives were rated between AA and A, inclusive, by Standard and Poor’s. Cabot’s exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed at March 31, 2010.

Interest Rate Risk Management

Cabot’s objective is to maintain a certain range of fixed-to-floating interest rate mix on the Company’s debt portfolio. Cabot enters into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. The following table provides details of the derivatives held as of March 31, 2010 used to manage interest rate risk.

Description	Borrowing	Notional Amount	Hedge Designation
Interest Rate Swaps—Fixed to Variable	Eurobond (20% of $175 million)	USD 35 million	Fair Value

Interest Rate Swaps—Fixed to Variable	Medium Term Notes	USD 8 million	Fair Value

Interest Rate Swaps—Fixed to Variable	Medium Term Notes	USD 15 million	Fair Value

Interest Rate Swaps—Fixed to Variable	Medium Term Notes	USD 5 million	Fair Value

Interest Rate Swaps—Fixed to Variable	Medium Term Notes	USD 5 million	Fair Value

Interest Rate Swaps—Fixed to Variable	Medium Term Notes	USD 5 million	Fair Value

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

UNAUDITED

In certain situations where the Company has forecasted purchases under a long-term commitment denominated in a foreign currency, Cabot may enter into appropriate financial instruments in accordance with the Company’s risk management policy to hedge future cash flow exposures. The following table provides details of the derivatives held as of March 31, 2010 used to manage foreign currency risk.

Description	Borrowing	Notional Amount	Hedge Designation
Cross Currency Swap	Eurobond (80% of $175 million)	USD 140 million swapped to EUR 124 million	No designation

Cross Currency Swap	Eurobond (20% of $175 million)	USD 35 million swapped to EUR 31 million	No designation

Forward Foreign Currency Contracts	N/A	(a)	No designation

( a)

Cabot’s forward foreign exchange contracts are denominated primarily in the Japanese yen, British pound sterling, Euro, Canadian dollar and Australian dollar. The duration of these forwards is generally 30 days. The total net notional dollar value of these forward contracts at March 31, 2010 was $43 million.

Commodity Risk Management

Certain of Cabot’s carbon black plants in Europe are subject to mandatory greenhouse gas emission trading schemes. Cabot’s objective is to ensure compliance with the European Union (“EU”) Emission Trading Scheme, which is based upon a Cap-and-Trade system that establishes a maximum allowable emission credit for each ton of CO2 emitted. European Union Allowances (“EUAs”) originate from the individual EU state’s country allocation process and are issued by that country’s government. A company that has an excess of EUAs based on the CO2 emissions limits may sell EUAs in the Emission Trading Scheme and if they have a shortfall, a company can buy EUAs or Certified Emission Reduction (“CERs”) units to comply.

In order to limit the variability in cost to Cabot’s European operations, the Company committed to current prices by entering into agreements which run from calendar years 2008 to 2012 to purchase CERs and to sell EUAs. The following table provides details of the derivatives held as of March 31, 2010 used to manage commodity risk.

	Notional Amount	Net Buyer/ Net Seller	Hedge Designation
CERs	EUR 2 million	Buyer	No designation

EUAs	EUR 2 million	Seller	No designation

The Company also has exposure to the prices of commodities in its procurement of certain raw materials. In order to manage the price volatility associated with forecasted inventory purchases, Cabot may enter into swap trades to buy such commodities. At March 31, 2010, the Company did not have any such open contracts outstanding.

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

Fair Value Hedge

For interest rate swaps designated as fair value hedges, the Company uses standard models with market-based inputs. The significant inputs to these models are interest rate curves for discounting future cash flows. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period earnings.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

UNAUDITED

Cash Flow Hedge

For cross currency swaps designated as cash flow hedges, the Company uses standard models with market-based inputs. The significant inputs to these models are interest rate curves for discounting future cash flows, and exchange rate curves of the foreign currency for translating future cash flows. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period earnings. At March 31, 2010 there were no open derivatives designated as cash flow hedges.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

UNAUDITED

Net Investment Hedge

For cross currency swaps designated as net investment hedges, the Company uses standard models with market-based inputs. The significant inputs to these models are interest rate curves for discounting future cash flows. For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in other comprehensive income while changes in the ineffective portion are reported in earnings. The gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidation of the entities being hedged. The cumulative loss related to the net investment hedge in other comprehensive income as of both March 31, 2010 and September 30, 2009 was $27 million. During the three and six months ended March 31, 2010, the gains recorded in other comprehensive income were less than $1 million. During the three and six months ended March 31, 2009, the gain (loss) recorded in other comprehensive income was $9 million and $(12) million, respectively. During the three months ended December 31, 2009, the Company’s derivative instrument, which swapped $20 million to JPY 2.5 billion matured, leading to a cash settlement payment of $7 million in that period. As of March 31, 2010, there were no open derivatives designated as net investment hedges.

Other Derivative Instruments

From time to time, the Company may enter into certain derivative instruments that may not be designated as hedges for accounting purposes. In determining the fair value of the commodity derivatives, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. Although these derivatives do not qualify for hedge accounting, Cabot believes that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in current period earnings.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

UNAUDITED

On January 1, 2009 Cabot adopted the authoritative guidance issued by the FASB on disclosures about derivative instruments and hedging activities. The guidance was intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The disclosures are included in this footnote, and the provisions of the statement were applied prospectively for the fiscal year 2009. Therefore, comparative figures are not provided for the disclosure regarding the impact on earnings of amounts reclassified from other comprehensive income for the six months ended March 31, 2009.

The following table provides the fair value and consolidated balance sheet presentations of derivative instruments by each derivative type, without regard to the legal right to offset derivative settlement by each counterparty:

	Consolidated Balance Sheet Caption	March 31, 2010	September 30, 2009
		(Dollars in millions)
Fair Value of Derivative Instruments
Asset Derivatives
Derivatives designated as hedges
Interest rate(1)	Other current assets, Other assets and Other liabilities	$3	$3

Total derivatives designated as hedges		$3	$3

Derivatives not designated as hedges
Foreign currency	Other current assets	$1	$—
Commodity contracts(2)	Other current assets and Other assets	2	3

Total derivatives not designated as hedges		$3	$3

Total Asset Derivatives		$6	$6

Liability Derivatives
Derivatives designated as hedges
Interest rate	Other liabilities	$—	$—
Foreign currency	Accrued liabilities	—	7

Total derivatives designated as hedges		$—	$7

Derivatives not designated as hedges
Foreign currency(1)	Accrued liabilities and Other liabilities	$40	$58
Commodity contracts(2)	Other current assets and Other assets	2	2

Total derivatives not designated as hedges		$42	$60

Total Liability Derivatives		$42	$67

(1)

Interest rate contracts of $2 million presented on a gross basis in this table at both March 31, 2010 and September 30, 2009 have the legal right to offset against other types of contracts with a common counterparty and, therefore, are presented on a net basis in noncurrent “Other liabilities” in the consolidated balance sheet.

(2)

Commodity contracts in an asset and liability position presented on a gross basis in this table have the legal right of offset and, therefore, are presented on a net basis in current “Other assets” and noncurrent “Other assets” in the consolidated balance sheet.

For the three and six months ended March 31, 2010 for derivatives designated as hedges, the change in accumulated other comprehensive income and the hedge ineffectiveness recognized in earnings were both immaterial. For the three and six months ended March 31, 2010 for derivatives not designated as hedges, gains of $13 million and $18 million, respectively, were recognized in earnings through other expense within the consolidated statement of operations.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

UNAUDITED

The following table provides detail on the impact of the derivative instruments on the consolidated statement of operations for the three months ended March 31, 2009:

	Three months ended March 31, 2009
	Change in Unrealized Gain / (Loss) in Accumulated Other Comprehensive Income (Loss) (“AOCI”)(1)(2)	Consolidated Statement of Operations Caption	Gain/(Loss) Reclassified from AOCI to Earnings(3)	Additional Gain/(Loss) Recognized in Earnings(3)(4)
	(Dollars in millions)
Derivatives designated as hedges:
Fair value:
Interest rates	$—	Interest expense	$—	$(1)
Cash flow:
Interest rates	$—	Interest expense	$—	$—
Foreign currency	—	Cost of sales	—	—
Commodities	—	Cost of sales	(1)	—
Net foreign investment:
Foreign currency	$2		$—	$—

Total derivatives designated as hedges	$2		$(1)	$(1)

Derivatives not designated as hedges:
Foreign currency	$—	Other expense	$—	$5
Commodities	—	Cost of sales	—	—

Total derivatives not designated as hedges	$—		$—	$5

Total Derivatives	$2		$(1)	$4

(1)	Net unrealized gains/losses from interest rate hedges are included in “Change in unrealized loss on derivative instruments” in the consolidated statement of changes in stockholders’ equity.

(2)	Net unrealized gains/losses from foreign currency hedges (net of tax) are included in “Foreign currency translation adjustment” in the consolidated statement of changes in stockholders’ equity.

(3)	Pre-tax amounts.

(4)	Includes immaterial amounts of hedge ineffectiveness.

See Note J “Fair Value Measurements” for classification of derivatives by input level. The net after-tax amounts to be reclassified from accumulated other comprehensive income to earnings within the next 12 months are expected to be immaterial.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

	Core Segment
	Rubber Blacks Business	Supermetals Business	Performance Segment	New Business Segment	Specialty Fluids Segment	Segment Total	Unallocated and Other	Consolidated Total
	(Dollars in millions)
Three months ended March 31, 2010
Net sales and other operating revenues(1)	$417	$36	$200	$22	$15	$690	$22	$712
Income (loss) before taxes(2)	$39	$4	$31	$1	$5	$80	$(35)	$45
Three months ended March 31, 2009
Net sales and other operating revenues(1)	$272	$23	$132	$16	$11	$454	$16	$470
Income (loss) before taxes(2)	$(17)	$(7)	$(1)	$(1)	$4	$(22)	$(69)	$(91)
Six months ended March 31, 2010
Net sales and other operating revenues(1)	$813	$81	$384	$39	$30	$1,347	$44	$1,391
Income (loss) before taxes(2)	$81	$9	$65	$(2)	$10	$163	$(76)	$87
Six months ended March 31, 2009
Net sales and other operating revenues(1)	$671	$68	$289	$34	$26	$1,088	$34	$1,122
Income (loss) before taxes(2)	$7	$(4)	$2	$(4)	$8	$9	$(99)	$(90)

(1)	Unallocated and other reflects royalties paid by equity affiliates, other operating revenues and external shipping and handling fees.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

UNAUDITED

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

	Three Months Ended March 31		Six Months Ended March 31
	2010	2009	2010	2009
	(Dollars in millions)
Interest expense	$(11)	$(8)	$(20)	$(17)
Certain items(a)	(9)	(46)	(26)	(48)
Equity in net income of affiliated companies(b)	(1)	—	(4)	(2)
Unallocated corporate costs(c)	(10)	(8)	(21)	(15)
Foreign currency transactions and other losses, net(d)	(4)	(7)	(5)	(17)

Total	$(35)	$(69)	$(76)	$(99)

(a)

Certain items consist of amounts that are not included in segment profit before taxes (“PBT”). Certain items for the three months ended March 31, 2010 include charges of $9 million related to the 2009 Global Restructuring Plan discussed in Note I. Certain items for the first six months of fiscal 2010 include $24 million related to the 2009 Global Restructuring Plan, a $2 million long-lived asset impairment of land related to a former carbon black site, and $1 million for environmental reserves and legal settlements. These charges are offset by $1 million recovered from an investment that was previously impaired.

Certain items for the three months ended March 31, 2009 include charges of $45 million for restructuring activities, principally related to the 2009 Global Restructuring Plan and $1 million for the write-down of impaired investments. Certain items for the first six months of fiscal 2009 include charges of $47 million for restructuring activities, principally related to the 2009 Global Restructuring Plan and $1 million for the write-down of impaired investments.

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

The Performance Segment is comprised of the Performance Products and Fumed Metal Oxides Businesses. The net sales from each of these businesses for the three and six months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2010	2009	2010	2009
	(Dollars in millions)
Performance Products	$138	$90	$260	$195
Fumed Metal Oxides	62	42	124	94

Total Performance Segment Sales	$200	$132	$384	$289

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

UNAUDITED

The New Business Segment is comprised of the Inkjet Colorants and the Aerogel Businesses and the business development activities of Cabot Superior MicroPowders. The net sales from each of these businesses for the three and six months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2010	2009	2010	2009
	(Dollars in millions)
Inkjet colorants	$14	$9	$28	$22
Aerogel	6	5	8	9
Superior MicroPowders	2	2	3	3

Total New Business Segment Sales	$22	$16	$39	$34

N. Foreign Currency Matters

Cabot owns 48% of an operating entity in Venezuela, accounted for as an equity affiliate.

As of the second quarter of fiscal 2010, the operating entity is considered to be functioning in a highly-inflationary environment as a result of the cumulative three year inflation rate in Venezuela exceeding 100%. Accordingly, the operating entity began using Cabot’s reporting currency, the U.S. dollar, as its functional currency as of January 1, 2010. There was no financial statement impact as a result of the change in functional currency.

In early January 2010, the Venezuelan government announced a devaluation of the Bolivar from 2.15 to two official rates, essentials at 2.60 and non-essentials at 4.30. The Company believes that the non-essential rate is and will continue to be available to the operating entity to transact its ordinary activities. Therefore, as of the second quarter of fiscal 2010 all transactions of the operating entity denominated in Bolivars have been remeasured to U.S. dollars using the non-essentials rate of 4.30. As of the date of the devaluation, the monetary assets and liabilities denominated in Bolivars of Cabot’s operating entity were in a net liability position. Due to the devaluation of the Bolivar the net liability position was reduced, resulting in a gain. Cabot’s share of this one-time gain recognized by the equity affiliate was $1 million in the second quarter of fiscal 2010.

Additionally, Cabot recognized a tax benefit from a reduction in the Company’s deferred tax liability based on the impact of the devaluation of the Bolivar on the unremitted earnings pool. Accordingly, Cabot recorded a one-time benefit of $2 million in the second quarter of fiscal 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if 1) the estimate is complex in nature or requires a high degree of judgment and 2) different estimates and assumptions were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our policies and estimates. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates that we believe are critical to the preparation of the Consolidated Financial Statements as of March 31, 2010 are presented below. We have other critical accounting policies that are discussed under the “Critical Accounting Policies” heading in management’s discussion and analysis in our Fiscal 2009 Annual Report on Form 10-K (“2009 10-K”).

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

	Three months ended March 31		Six months ended March 31
	2010	2009	2010	2009
Core Segment
Rubber Blacks Business	60%	60%	60%	62%
Supermetals Business	5%	5%	6%	6%
Performance Segment	30%	29%	29%	27%
New Business Segment	3%	4%	3%	3%
Specialty Fluids Segment	2%	2%	2%	2%

We derive the substantial majority of revenues from the sale of products in our Core and Performance Segments. Revenue from these products is typically recognized when the product is shipped and title and risk of loss have passed to the customer. We offer certain customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction in sales at the time revenue is recognized and are estimated based on historical experience and contractual obligations. We periodically review the assumptions underlying the estimates of discounts and volume rebates and adjust revenues accordingly. Certain Rubber Blacks Business and Performance Segment customer contracts contain price protection clauses that provide for the potential reduction in past or future sales prices under specific circumstances. We analyze these contract provisions to determine if an obligation related to these clauses exists and record revenue net of any estimated protection commitments.

The majority of the revenue in the Specialty Fluids Segment arises from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned.

We maintain allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the first two quarters of fiscal 2010 and 2009 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

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

For the reporting units that carry goodwill balances, our impairment test consists of a comparison of each reporting unit’s carrying value to its estimated fair value. A reporting unit, for the purpose of the impairment test, is at or one level below the operating segment level. The operating segment is presented in accordance with the FASB’s authoritative guidance on segment disclosures. We have five reporting segments, and six reporting units for the impairment review. Our six reporting units are Rubber Blacks, Performance Products, Supermetals, Fumed Metal Oxides, Specialty Fluids, and New Business. The estimated fair value of a reporting unit is primarily based on discounted estimated future cash flows, and secondarily we validate this model by considering other factors such as the fair value of comparable companies to our reporting units, and a reconciliation of the fair value of all our reporting units to our overall market capitalization. The assumptions used to estimate the discounted cash flows are based on our best estimates about selling prices, production and sales volumes, costs, future growth rates, capital expenditures and market conditions over an estimate of the remaining operating period at the reporting unit level. The discount rate is based on the weighted average cost of capital that is determined by evaluating the risk free rate of return, cost of debt, and expected equity premiums. If an impairment exists, a loss is recorded to write-down the value of goodwill to its implied fair value. Our goodwill impairment testing methodologies have not changed since the prior year’s test. As a result of the test completed for March 31, 2010, the estimated fair value substantially exceeded the carrying value of our reporting units.

As of March 31, 2010, our goodwill balance is allocated between two reporting units: Rubber Blacks, $25 million, and Fumed Metal Oxides, $11 million. There have been no goodwill impairment charges during the periods presented in these financial statements.

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

Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, short-term and long-term debt, and derivative instruments. The carrying values of our financial instruments approximate fair value with the exception of our long-term debt that has not been designated as part of a fair value hedge. The non-hedged long-term debt is recorded at face value. The fair values of our derivative instruments are based on quoted market prices, if such prices are available. In situations where quoted market prices are not available, we rely on valuation models to derive fair value. For interest rate swaps and cross currency swaps, we use standard models with market-based inputs. The significant inputs to these models are interest rate curves for discounting future cash flows. In determining the fair value of the commodity derivatives, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. Such valuation takes into account the ability of the financial counterparty to perform. We use derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates and foreign currency exchange rates, which exist as part of our on-going business operations. We do not enter into contracts for speculative purposes, nor do we hold or issue any financial instruments for trading purposes. All derivatives are recognized on our consolidated balance sheets at fair value. The changes in the fair value of derivatives are recorded in either earnings or other comprehensive income, depending on whether or not the instrument is designated as part of a hedge transaction and, if designated as part of a hedge transaction, the type of hedge transaction. The gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings during the period in which the ineffectiveness occurs.

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

Assets and liabilities measured at fair value are classified in the fair value hierarchy based on the inputs used for valuation. Assets that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued based on quoted prices for similar assets or liabilities in active markets, or standard pricing models using observable inputs are classified as Level 2. As of March 31, 2010, we have no assets or liabilities carried at fair value that are valued using unobservable inputs and, therefore, no assets or liabilities that are classified as Level 3. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to our total equity, as of March 31, 2010.

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

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $114 million and $119 million higher as of March 31, 2010 and September 30, 2009, respectively. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales. If, however, we were using a FIFO method, our purchases from earlier periods, which were at lower prices, would instead be the first charged to cost of sales.

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

During the three and six months ended March 31, 2010, inventory quantities were reduced at our U.S. Supermetals site. These reductions led to a liquidation of LIFO inventory quantities that resulted in a decrease in cost of goods sold of $4 million and $7 million, respectively, and an increase in net income of $2 million ($0.04 per diluted common share) and $5 million ($0.07 per diluted common share), respectively, for the three and six months ended March 31, 2010. During the three and six months ended March 31, 2009, inventory quantities were reduced at our U.S. Rubber Blacks and Performance Products sites. These reductions led to a liquidation of LIFO inventory quantities that resulted in a decrease in cost of goods sold of approximately $3 million and an increase in net income of approximately $2 million ($0.03 per diluted common share), for the three and six months ended March 31, 2009.

We review inventory for both potential obsolescence and potential declines in anticipated selling prices. In this review, we make assumptions about the future demand for and market value of our inventory and based on these assumptions estimate the amount of any obsolete, unmarketable, slow moving or overvalued inventory. We write down the value of our inventories by an amount equal to the difference between the cost of the inventory and its estimated market value.

II. Results of Operations

The following discussion of results includes information on our reportable segment sales and segment (or business) operating profit (loss) before tax (“PBT”). Segment PBT is a non-GAAP financial measure and is not intended to replace income (loss) from operations before income taxes and equity in net income of affiliated companies, the most directly comparable GAAP financial measure. In calculating segment PBT we exclude certain items, meaning items that are significant and unusual or infrequent, as these amounts are not believed to reflect the true underlying business performance. In addition, in calculating segment PBT we include equity in net income of affiliated companies, royalties paid by equity affiliates and noncontrolling interests but exclude interest expense, foreign currency transaction gains and losses, interest income, dividend income and unallocated corporate costs. Our Chief Operating Decision-Maker uses segment PBT to evaluate changes in the operating results of each segment and to allocate resources to the segments. We believe that this non-GAAP measure also assists our investors in evaluating the changes in our results and performance. A reconciliation of segment PBT to income (loss) from operations is set forth below.

When discussing our business activities we use several terms. The term “operating expenses” means fixed costs, including both fixed manufacturing costs, which includes utilities, and selling, technical and administrative expenses. The term “LIFO” includes two factors: (i) the impact of current inventory costs being recognized immediately in cost of goods sold (“COGS”) under a last-in first-out method, compared to the older costs that would have been included in COGS under a first-in first-out method (“COGS impact”); and (ii) the impact of reductions in inventory quantities, causing historical inventory costs to flow through COGS (“liquidation impact”). The term “contract lag” refers to the time lag of the price adjustments in certain of our rubber blacks supply contracts to account for changes in feedstock costs and, in some cases, changes in other relevant costs. The term “service mix” refers to the positive or negative impact on revenue or profitability during a period from changes in the combination of job type, customers and prices in the Specialty Fluids Segment. The term “product mix” refers to the various types and grades, or mix, of products sold in a particular business or segment during the period, and the positive or negative impact of that mix on the revenue or profitability of the business or segment.

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

Overview

In the second quarter and first six months of fiscal 2010, our operating results increased compared to the same periods of fiscal 2009. The increase was due to: i) higher volumes from improved demand in our key end markets of tire, automotive, infrastructure and electronics; ii) lower operating expenses from the restructuring program we implemented during fiscal 2009; iii) the unfavorable effect of older high cost inventory in the Rubber Blacks and Performance Products businesses that affected profitability in the first half of fiscal 2009 that did not recur in the same period of fiscal 2010; iv) expanded unit margins from pricing and favorable product mix; and v) improved results from our new business activities. These positive factors were partially offset by an unfavorable contract lag and LIFO comparison as we experienced unfavorable effects in fiscal 2010 relative to benefits in the same periods of fiscal 2009.

Second Quarter and First Six Months Fiscal 2010 versus Second Quarter and First Six Months Fiscal 2009—Consolidated

Net Sales and Gross Profit

	Three months ended March 31		Six months ended March 31
	2010	2009	2010	2009
	(Dollars in millions)
Net sales and other operating revenues	$712	$470	$1,391	$1,122
Gross profit	$140	$(5)	$276	$87

The $242 million increase in net sales from the second quarter of fiscal 2009 to the second quarter of fiscal 2010 was due primarily to higher volumes ($150 million) from stronger demand in our key end markets, higher selling prices and favorable product mix ($54 million) and the favorable effect of foreign currency translation ($25 million). For the first six months of fiscal 2010, the $269 million increase in net sales from the first six months of fiscal 2009 was due primarily to higher volumes ($297 million) from stronger end market demand and the favorable effect of foreign currency translation ($56 million), partially offset by lower selling prices and an unfavorable product mix ($85 million), principally in the first quarter.

Gross profit increased by $145 million in the second quarter and by $189 million in the first six months of fiscal 2010, when compared to the second quarter and first six months of fiscal 2009. The increases were principally due to higher volumes, lower operating expenses from our restructuring program and the unfavorable effect of older high cost inventory affecting results in both periods of fiscal 2009 that did not recur in the same periods of fiscal 2010. Contract lag and LIFO benefits in both periods of fiscal 2009 did not recur in fiscal 2010, partially offsetting these positive factors.

During the second quarter of fiscal 2010 we recorded charges of $5 million, pre-tax, associated with our restructuring activities that reduced gross profit, compared to $40 million, pre-tax, of restructuring related charges that were recorded in the same period of fiscal 2009.

Selling and Administrative Expenses

	Three months ended March 31		Six months ended March 31
	2010	2009	2010	2009
	(Dollars in millions)
Selling and administrative expenses	$61	$54	$128	$110

Selling and administrative expenses increased by $7 million in the second quarter and $18 million in the first six months of fiscal 2010 when compared to the same periods in fiscal 2009. The comparative increases are principally due to substantially lower fiscal 2009 spending levels from cost saving measures implemented at the onset of the global economic downturn and higher pre-tax charges from our restructuring activities recorded during the fiscal 2010 periods relative to the fiscal 2009 periods.

In the second quarter of fiscal 2010 we recorded $4 million, pre-tax, of restructuring charges compared to $3 million in the second quarter of fiscal 2009. For the first six months of fiscal 2010, we recorded $13 million, pre-tax, of such charges compared to $4 million, pre-tax, in the first six months of fiscal 2009.

Research and Technical Expenses

	Three months ended March 31		Six months ended March 31
	2010	2009	2010	2009
	(Dollars in millions)
Research and technical expenses	$19	$19	$37	$37

Research and technical expenses were flat in the second quarter and first six months of fiscal 2010 when compared to the same periods of fiscal 2009 as we maintained spending on key research projects.

Interest Expense

	Three months ended March 31		Six months ended March 31
	2010	2009	2010	2009
	(Dollars in millions)
Interest Expense	$11	$8	$20	$17

Interest expense increased by $3 million in the second quarter of fiscal 2010 when compared to the second quarter of fiscal 2009 primarily due to higher average interest rates. For the first six months of fiscal 2010, interest expense increased $3 million when compared to the same period of fiscal 2009. The benefit of lower debt balances in the first quarter of fiscal 2010 was more than offset by higher average interest rates during the first six months of fiscal 2010.

Other Expense

	Three months ended March 31		Six months ended March 31
	2010	2009	2010	2009
	(Dollars in millions)
Other Expense	$4	$6	$4	$15

The $2 million and $11 million improvements in other expense in the second quarter and first six months of fiscal 2010, respectively, compared to the same periods of fiscal 2009 were due principally to lower losses on foreign currency transactions. This included foreign currency losses on an intercompany loan in Brazil denominated in U.S. dollars ($7 million) and charges related to the repatriation of a portion of our Bolivars held in Venezuela ($2 million) which unfavorably affected results for the first six months of fiscal 2009.

Effective Tax Rate

During the second quarter of fiscal 2010, we recorded a net tax benefit of $1 million. This amount included net tax benefits of $12 million from audit settlements, a $2 million benefit related to the currency devaluation in Venezuela and a $1 million charge primarily attributable to the timing of losses in certain locations. Net of these factors, the tax rate for the second quarter of fiscal 2010 would have been approximately 25%. In the second quarter of fiscal 2009, we recorded an income tax benefit of $31 million. This amount included $5 million of net tax benefits from audit settlements and a benefit of $19 million primarily related to the timing of losses in certain locations.

For the first six months of fiscal 2010 income tax expense was $10 million as compared to a tax benefit of $30 million for the first six months of fiscal 2009. The increase in tax expense was due primarily to an increase in earnings.

We are currently under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2010, which may impact our tax expense and effective tax rate going forward. We expect our tax rate for net income from continuing operations for fiscal 2010 to increase to between 28% and 31% from the expected tax impact of the recently announced closing of our carbon black facility in India. Excluding the impact of discrete items and restructurings, we expect our tax rate for fiscal 2010 to be between 25% and 27%.

Net income (loss) attributable to non-controlling interests, net of tax

	Three months ended March 31		Six months ended March 31
	2010	2009	2010	2009
	(Dollars in millions)
Net income (loss) attributable to non-controlling interests, net of tax	$4	$(2)	$9	$(4)

For the second quarter and first six months of fiscal 2010, the increases in net income (loss) attributable to non-controlling interests are principally due to the improved profitability from higher volumes and enhanced unit margins of our joint ventures in China. In the second quarter and first six months of fiscal 2009, our joint ventures, in total, experienced losses, primarily driven by lower volumes and compressed unit margins. This, in turn, led to the non-controlling shareholders in these ventures absorbing a portion of these losses, resulting in a benefit to our consolidated statement of operations.

Net income (loss) attributable to Cabot Corporation

We reported net income for the second quarter and first six months of fiscal 2010 of $43 million and $72 million, respectively, ($0.65 and $1.09 per diluted common share, respectively) compared to net losses of $58 million and $54 million (losses of $0.93 and $0.87 per diluted common share) in the second quarter and first six months of fiscal 2009, respectively.

Second Quarter and First Six Months Fiscal 2010 versus Second Quarter and First Six Months Fiscal 2009—By Business Segment

Total segment PBT, certain items, other unallocated items (which includes unallocated corporate costs), and income (loss) from operations before income taxes for the three and six months ended March 31, 2010 and 2009 are set forth in the table below.

	Three months ended March 31		Six months ended March 31
	2010	2009	2010	2009
	(Dollars in millions)
Total segment PBT	$80	$(22)	$163	$9
Certain items	(9)	(46)	(26)	(48)
Other unallocated items	(26)	(23)	(50)	(51)

Income (loss) from operations before income taxes	$45	$(91)	$87	$(90)

Total segment PBT increased by $102 million and $154 million in the second quarter and first six months of fiscal 2010, respectively, when compared to the same periods of fiscal 2009. The increase in both periods was driven principally by higher volumes ($61 million in the second quarter and $106 million in the first six months) from improved demand in our key end markets of tire, automotive, infrastructure and electronics and expanded unit margins as the unfavorable effect of older high cost inventory ($42 million in the second quarter and $52 million in the first six months) in the Rubber Blacks and Performance Products businesses that affected results in the first half of fiscal 2009 did not recur in the same periods of fiscal 2010. Additionally, results benefited from lower operating expenses from the restructuring actions we initiated in fiscal 2009 and improved performance in our new business activities. These factors were offset by an unfavorable contract lag and LIFO comparison in both the second quarter and first six months of fiscal 2010 when compared to the same periods of fiscal 2009. In the second quarter and first six months of fiscal 2010, contract lag and LIFO effects were an unfavorable $4 million and $7 million, respectively. This is compared to contract lag and LIFO benefits of $18 million and $60 million in the second quarter and first six months of fiscal 2009, respectively.

For the Company, the LIFO impact on PBT in the second quarter of fiscal 2010 was a benefit of $2 million and is comprised of a favorable $4 million of liquidation impact, partially offset by a $2 million unfavorable COGS impact. The LIFO impact on PBT in the second quarter of fiscal 2009 was a $9 million benefit and is comprised of $6 million of COGS impact and $3 million of liquidation impact. For the first six months of fiscal 2010, the LIFO impact on PBT is comprised of a favorable $7 million of liquidation impact, partially offset by an unfavorable $3 million COGS impact. This is compared to $26 million of favorable COGS impact and $3 million of favorable liquidation impact for the first six months of fiscal 2009.

Certain Items:

Details of the certain items for the second quarter and first six months of fiscal 2010 and 2009 are as follows:

	Three months ended March 31		Six months ended March 31
	2010	2009	2010	2009
	(Dollars in millions)
Environmental reserves and legal settlements	$—	$—	$(1)	$—
Recovery of previously impaired investment	—	—	1	—
Long-lived asset impairment	—	(1)	(2)	(1)
Restructuring initiatives:
Global	(9)	(44)	(24)	(46)
North America	—	(1)	—	(2)
Europe	—	—	—	1

Total certain items, pre-tax	$(9)	$(46)	$(26)	$(48)

In the second quarter and first six months of fiscal 2010, $9 million and $26 million, pre-tax, respectively, of charges principally related to restructuring initiatives were recorded as certain items. In the same periods of fiscal 2009, $46 million and $48 million, pre-tax, respectively, of charges principally from restructuring activities were recorded as certain items.

Other Unallocated Items:

	Three months ended March 31		Six months ended March 31
	2010	2009	2010	2009
	(Dollars in millions)
Interest Expense	$(11)	$(8)	$(20)	$(17)
Equity in net income of affiliated companies	(1)	—	(4)	(2)
Unallocated corporate costs	(10)	(8)	(21)	(15)
Foreign currency transaction gains (losses) and other	(4)	(7)	(5)	(17)

Total	$(26)	$(23)	$(50)	$(51)

Charges related to Other Unallocated Items increased by $3 million in the second quarter of fiscal 2010 when compared to the second quarter of fiscal 2009 due principally to increased interest expense and unallocated corporate costs, partially offset by lower losses on foreign currency transactions. For the first six months of fiscal 2010, charges related to Other Unallocated Items decreased by $1 million due principally to lower losses on foreign currency transactions, including an intercompany loan in Brazil denominated in U.S. dollars, partially offset by higher interest expense and unallocated corporate costs.

Core Segment

Sales and PBT for the Rubber Blacks and Supermetals Businesses, which together comprise the Core Segment, for the second quarter and first six months of fiscal 2010 and 2009 are as follows:

	Three months ended March 31		Six months ended March 31
	2010	2009	2010	2009
	(Dollars in millions)
Rubber Blacks Business Sales	$417	$272	$813	$671
Supermetals Business Sales	36	23	81	68

Total Sales	$453	$295	$894	$739

Rubber Blacks Business PBT	$39	$(17)	$81	$7
Supermetals Business PBT	4	(7)	9	(4)

Total PBT	$43	$(24)	$90	$3

Rubber Blacks Business

Sales in the Rubber Blacks Business increased by $145 million in the second quarter of fiscal 2010 when compared to the same period of fiscal 2009. The increase was driven by the impact of higher volumes ($76 million) from stronger demand in the tire and automotive markets, higher prices and a favorable product mix ($49 million) and the favorable effect of foreign currency translation resulting from a weaker dollar ($18 million). For the first six months of fiscal 2010, sales increased by $142 million when compared to the same period of fiscal 2009 driven principally by higher volumes ($180 million) and the favorable effect of foreign currency translation ($38 million). These factors were partially offset by lower prices and an unfavorable product mix ($75 million) in the first six months of fiscal 2010 when compared to the first six months of fiscal 2009, principally in the first quarter.

Rubber Blacks PBT increased by $56 million in the second quarter and by $74 million in the first six months of fiscal 2010 when compared to the same periods of fiscal 2009. Volumes were 28% higher in both periods due to increased global demand in the tire and automotive markets, favorably affecting results by $21 million and $49 million, respectively. High cost inventory effects in the second quarter of fiscal 2009 that did not recur in fiscal 2010 improved results by $31 million. In the second quarter of fiscal 2010, improved unit margins from a favorable product mix and higher pricing offset an unfavorable contract lag and LIFO comparison of $13 million. For the first six months, results benefited by $41 million from high cost inventory effects in the first six months of fiscal 2009 that did not recur in the same period of fiscal 2010, and by lower operating expenses from our restructuring efforts. These positive factors more than offset a $48 million unfavorable contract lag and LIFO comparison relative to the first six months of fiscal 2009.

Historically, our rubber blacks supply contracts have provided for a price adjustment on the first day of each quarter to account for changes in feedstock costs and, in some cases, changes in other relevant costs. These feedstock adjustments have been based upon the average of a relevant index over a three-month period, with the result that there is a four month lag in the time when prices are adjusted for feedstock costs. We have been reducing this time delay in our contracts and, while approximately 50% of the total volume of our Rubber Blacks Business continues to be sold under contract, less than half of these contracted volumes were sold under agreements containing a four month lag during the second quarter of fiscal 2010. We continue to actively work to reduce the impact of this contract lag on our business results, and over the course of fiscal 2010 expect to reduce the total volume subject to the four month lag to approximately 10%.

Supermetals Business

Sales in the Supermetals Business increased by $13 million in both the second quarter and first six months of fiscal 2010 when compared to the same periods of fiscal 2009. The impact of higher volumes ($19 million in the second quarter and $17 million in the first six months) from increased demand in the electronics markets was partially offset by lower prices ($6 million in both the second quarter and first six months of fiscal 2010).

PBT in the Supermetals Business increased by $11 million and $13 million in the second quarter and first six months of fiscal 2010 when compared to the same periods of fiscal 2009. The increases in both periods were principally due to higher volumes ($9 million in both the second quarter and first six months), lower raw material costs ($5 million in the second quarter and $7 million in the first six months) and lower operating expenses ($3 million in the second quarter and $2 million in the first six months), partially offset by lower pricing ($6 million in both periods).

Performance Segment

Sales and PBT for the Performance Segment for the second quarter and first six months of fiscal 2010 and 2009 are as follows:

	Three months ended March 31		Six months ended March 31
	2010	2009	2010	2009
	(Dollars in millions)
Performance Products Business Sales	$138	$90	$260	$195
Fumed Metal Oxides Business Sales	62	42	124	94

Segment Sales	$200	$132	$384	$289

Segment PBT	$31	$(1)	$65	$2

Sales in the Performance Segment increased by $68 million in the second quarter of fiscal 2010 when compared to the second quarter of fiscal 2009. The increase was driven principally by higher volumes ($50 million) from stronger global demand in the automotive, infrastructure and electronics markets, higher prices and a favorable product mix ($11 million) and the favorable effect of foreign currency translation ($7 million). For the first six months of fiscal 2010, sales increased by $95 million when compared to the same period of fiscal 2009. Higher volumes ($92 million) and the favorable effect of foreign currency translation ($15 million) were partially offset by slightly lower prices ($3 million) associated with lower raw material costs.

PBT in the Performance Segment in the second quarter of fiscal 2010 increased by $32 million when compared to the second quarter of fiscal 2009 driven by increased demand and higher unit margins. Volumes in the Performance Products and Fumed Metal Oxides Businesses increased by 33% and 47%, respectively, in the second quarter of fiscal 2010 when compared to the second quarter of fiscal 2009, benefiting results by $24 million. Second quarter fiscal 2010 results were also improved by higher unit margins ($9 million) and the absence of high cost inventory effects ($11 million) when compared to the second quarter of fiscal 2009. Partially offsetting these positive factors was an unfavorable LIFO comparison of $9 million. For the first six months of fiscal 2010 profitability increased by $63 million when compared to the same period of fiscal 2009. The improvement was driven principally by higher volumes ($40 million), the absence of high cost inventory effects ($11 million) and lower operating expenses from the implementation of our 2009 restructuring. Higher unit margins in the first six months of fiscal 2010 in the Segment offset an $18 million unfavorable LIFO comparison when compared to the first six months of fiscal 2009.

New Business Segment

Sales and PBT for the New Business Segment for the second quarter and first six months of fiscal 2010 and 2009 are as follows:

	Three months ended March 31		Six months ended March 31
	2010	2009	2010	2009
	(Dollars in millions)
Inkjet Colorants Business Sales	$14	$9	$28	$22
Aerogel Business Sales	6	5	8	9
Superior MicroPowders Sales	2	2	3	3

Segment Sales	$22	$16	$39	$34

Segment PBT	$1	$(1)	$(2)	$(4)

Sales in the New Business Segment in the second quarter of fiscal 2010 increased by $6 million when compared to the second quarter of fiscal 2009. Increased volumes in the Inkjet Colorants and Aerogel Businesses from higher demand in the printing supplies and oil and gas insulation markets, respectively, drove the comparative revenue increases. For the first six months of fiscal 2010, sales increased by $5 million when compared to the same period of fiscal 2009 as higher revenues in Inkjet Colorants were partially offset by slightly lower Aerogel revenues.

Profitability in the New Business Segment improved by $2 million in both the second quarter and first six months of fiscal 2010 when compared to the same periods of fiscal 2009. The increases were driven principally by increased sales.

Specialty Fluids Segment

Sales and PBT for the Specialty Fluids Segment for the second quarter and first six months of fiscal 2010 and 2009 are as follows:

	Three months ended March 31		Six months ended March 31
	2010	2009	2010	2009
	(Dollars in millions)
Segment Sales	$15	$11	$30	$26

Segment PBT	$5	$4	$10	$8

Sales in the Specialty Fluids Segment increased by $4 million in both the second quarter and first six months of fiscal 2010 when compared to the same periods of fiscal 2009. The increases in both periods were due to higher rental revenue and a favorable service mix.

In the second quarter of fiscal 2010, PBT increased by $1 million when compared to the second quarter of fiscal 2009. The increase was due principally to higher rental revenue and a favorable service mix. For the first six months of fiscal 2010, profitability increased by $2 million as higher rental revenue and a favorable service mix were partially offset by unfavorable utilization variances associated with the curtailment of operations at our manufacturing facility which was operating at normal levels during the first half of fiscal 2009 but was curtailed during the first four months of fiscal 2010.

III. Cash Flow and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $57 million during the first six months of fiscal 2010. The decrease was attributable to an increase in receivables and inventory levels resulting from an increase in sales activity. At March 31, 2010, we had cash and cash equivalents of $248 million, and current availability under our revolving and other committed credit facilities of approximately $459 million. All available cash is on deposit with banking institutions or invested in money market funds that we continue to believe are financially sound.

We anticipate sufficient liquidity from cash on hand, cash flows and access to existing credit facilities to meet our operational needs and financial obligations for the foreseeable future. Our existing revolving credit facility, which remained undrawn as of March 31, 2010, is scheduled to expire in August 2010. It is our intent to replace this facility and the terms of any new line of credit may differ from the terms of our current facility. The credit facility contains various affirmative, negative and financial covenants which are customary for financings of this type, including limitations on our total debt to total capitalization ratio and our total amount of subsidiary debt to total capitalization. The credit facility also contains an interest coverage covenant that becomes applicable only if Cabot’s credit rating is downgraded. As of March 31, 2010, we were in compliance with all of the covenants.

Our liquidity derived from cash flows is, to a large degree, predicated on our ability to collect our receivables in a timely manner, the cost of our raw materials, and our ability to manage inventory levels.

The following discussion of the changes in our cash balance refers to the various sections of our consolidated statements of cash flows.

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in earnings, changes in working capital and changes in certain other balance sheet accounts, totaled $12 million in the first six months of fiscal 2010 compared to $287 million of cash generated from operating activities during the first six months of fiscal 2009. The principal drivers of the cash provided by operations in the first six months of fiscal 2010 were $81 million of net income plus $67 million of depreciation and amortization offset by an $89 million increase in receivables due to higher sales volumes and pricing, a $32 million decrease in accounts payable and accrued liabilities, and a $22 million increase in inventories to keep pace with higher sales volumes and higher feedstock costs in inventories. The principal drivers of the cash generated from operations in the first six months of fiscal 2009 were a $238 million decrease in receivables due to lower sales volumes and a $163 million decrease in inventories due to reductions in inventory levels and declines in carbon black feedstock costs. These sources of cash were partially offset by the $107 million use of cash for accounts payable and accrued liabilities.

Restructurings

As of March 31, 2010, we had $24 million of restructuring costs in accrued expenses in the consolidated balance sheet related to our 2009 Global Restructuring Plan. We have made cash payments of $20 million during fiscal 2010 related to this plan. In addition, on April 19, 2010, we committed to cease manufacturing operations at our carbon black manufacturing facility in Thane, India. For both of these restructuring initiatives, we expect to make cash payments of approximately $18 million during the remainder of fiscal 2010 and approximately $22 million thereafter.

Venezuela

We own 48% of an operating entity in Venezuela (accounted for as an equity affiliate, as we do not have control of the entity), and holding companies that carry the investment in that operation and receive the dividends paid. Continued political and economic uncertainty in Venezuela led us to the decision to repatriate the majority of our cash from our holding companies using the parallel exchange market, resulting in a foreign exchange loss during the fourth quarter of fiscal 2009 of $6 million. Beginning in the first quarter of fiscal 2010, as dividends are declared by the operating entity, we will record losses to write down the dividend from the official rate to the parallel rate. We also remeasure any remaining Bolivar denominated cash balances held in our holding companies using the parallel rate at the end of each reporting period. This is necessary as it is our intention to repatriate those monies as quickly as possible and we believe neither of the official exchange rates sanctioned by the Venezuelan government will be available to us for the purpose of dividend repatriation. During the second quarter and first six months of fiscal 2010, less than $1 million and $3 million, respectively, of foreign currency losses were recognized as a result of the remeasurement of both the dividends declared by the operating entity and the cash denominated in Bolivars held by the holding companies.

As of the second quarter of fiscal 2010, the operating entity is now considered to be functioning in a highly-inflationary environment, as a result of the cumulative three year inflation rate in Venezuela exceeding 100%. Accordingly the operating entity began using our reporting currency, the U.S. dollar, as its functional currency as of January 1, 2010. The translated amounts for all non-monetary assets and liabilities (such as fixed assets) as of December 31, 2009 became the accounting basis for those assets and liabilities. Monetary assets and liabilities (such as cash, accounts receivable and dividends payable) were initially translated at 2.15 Bolivars to the U.S. dollar, which was the official exchange rate as of January 1, 2010. Prospectively monetary assets and liabilities denominated in Bolivars will be remeasured at the end of each period using the official exchange rate, and any gains or losses as a result of changes in the official exchange rate will be recognized in earnings in the period of the change.

In early January 2010, the Venezuelan government announced a devaluation of the Bolivar from 2.15 to two official rates, essentials at 2.60 and non-essentials at 4.30. We believe that the non-essential rate is and will continue to be available to the operating entity to transact its ordinary activities. Therefore, as of the second quarter of fiscal 2010 all transactions of the operating entity denominated in Bolivars have been remeasured to U.S. dollars using the non-essentials rate of 4.30.

As of the date of the devaluation, the monetary assets and liabilities denominated in Bolivars of our operating entity were in a net liability position. This net liability position is attributable to the majority of our affiliate’s receivables being dollar-denominated due to the export nature of its business, and the majority of the liabilities being dividends payable in Bolivars. Due to the devaluation of the Bolivar the net liability position was reduced, resulting in a gain. Our share of this one-time gain booked by the equity affiliate was $1 million in the second quarter of fiscal 2010.

Additionally, we recognized a tax benefit from a reduction in our deferred tax liability based on the impact of the Bolivar’s devaluation on our unremitted earnings pool. Accordingly, we recorded a one-time benefit of $2 million in the second quarter of fiscal 2010.

Environmental and Litigation

We have recorded a $6 million reserve on a discounted basis ($7 million on an undiscounted basis) as of March 31, 2010 for environmental remediation costs at various sites. These sites are primarily associated with businesses divested in prior years. Additionally, as of March 31, 2010, we have recorded a $13 million reserve on a discounted basis ($22 million on an undiscounted basis) for respirator claims. We anticipate that these expenditures will be made over a number of years, and will not be concentrated in any one year. We also have other litigation costs associated with lawsuits arising in the ordinary course of business including claims filed against us in connection with certain discontinued operations.

Cash Flows from Investing Activities

Cash flows from investing activities consumed $27 million of cash in the first six months of fiscal 2010 compared to $60 million in the first six months of fiscal 2009. During the first six months of fiscal 2010, capital expenditures were $31 million, primarily related to maintenance and replacement capital for our rubber blacks facilities. In the first six months of fiscal 2009, capital expenditures of $56 million included an investment of $3 million in a carbon black joint venture located in China and residual spending to complete rubber blacks capacity expansion at an existing facility in China and energy centers at other rubber blacks facilities.

Cash Flows from Financing Activities

Financing activities used $34 million of cash during the first six months of fiscal 2010 and used $127 million of cash during the same period of fiscal 2009. In the first six months of fiscal 2010, financing cash outflows were primarily driven by dividend payments of $28 million and $7 million paid to settle the maturity of our $20 million to JPY 2.5 billion cross-currency swap. This settlement did not impact our consolidated statement of operations. During the first six months of 2009, cash outflows from financing activities were driven by debt and financing repayments of $101 million, a net reduction in notes payable of $25 million, and dividends paid to stockholders of $24 million, partially offset by $25 million of borrowings under financing arrangements.

Purchase Commitments

We have entered into long-term purchase agreements primarily for the purchase of raw materials and natural gas. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at March 31, 2010.

	Payments Due by Fiscal Year
	Remainder of fiscal 2010	2011	2012	2013	2014	Thereafter	Total
	(Dollars in millions)
Core Segment:
Rubber Blacks Business	$114	$167	$139	$129	$119	$1,216	$1,884
Supermetals Business	22	16	4	—	—	—	42
Performance Segment	12	21	19	18	19	120	209
Speciality Fluids Segment	3	1	—	—	—	—	4
Other	—	1	—	—	—	—	1

Total	$151	$206	$162	$147	$138	$1,336	$2,140

Off-balance sheet arrangements

Cabot has no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations concerning the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with the closing of our manufacturing facility in Thane, India and our 2009 restructuring initiative; the amount and timing of charges and payments associated with restructurings and cost reduction initiatives we have previously undertaken; the percentage of our rubber blacks volumes we expect will remain subject to a four-month lag in the time when contract prices are adjusted to reflect changes in feedstock costs; the amount and timing of payments associated with environmental remediation and respirator claims; the outcome of pending litigation; our expected tax rate for fiscal 2010; cash requirements and uses of available cash; and our ability to meet cash requirements for the foreseeable future.

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

Information about market risks for the period March 31, 2010 does not differ materially from that discussed under Item 7A of our fiscal 2009 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item I.	Legal Proceedings

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

As of March 31, 2010 and September 30, 2009, there were approximately 51,000 and 52,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. We have a reserve to cover our expected share of liability for existing and future respirator liability claims. The book value of the reserve at March 31, 2010 was $13 million on a discounted basis ($22 million on an undiscounted basis). Cash payments related to this liability were approximately $1 million in the first six months of both fiscal 2010 and fiscal 2009.

Beryllium Claims

As described in our 2009 10-K, we are a party to several pending actions in connection with our discontinued beryllium operations in Reading, Pennsylvania. Cabot entered the beryllium industry through an acquisition in 1978. The Company ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of its former beryllium business was sold to NGK Metals, Inc. (“NGK”) in 1986. The actions are pending in several state and federal trial and appeal courts, and involve claims for personal injury and medical monitoring relating to alleged contact with beryllium in various ways. In April 2010, Cabot was served with two lawsuits filed in the Court of Common Pleas of Philadelphia County alleging personal injury as a result of residential exposure to beryllium: DeAngelo v. NGK Insulators Ltd. et al. and Herald v. NGK North America, Inc., et al. The plaintiffs in these cases seek compensatory and punitive damages in an unspecified amount in excess of the court’s minimum jurisdictional limit of $50,000. We believe we have valid defenses to all of the beryllium actions against us and will assert them vigorously in the various venues in which claims have been asserted. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of these matters. While the outcome of litigation is uncertain, we do not believe that the ultimate disposition of these matters will have a material adverse effect on our consolidated financial position.

Gainesville, FL Environmental Matter

Cabot is one of three defendants named in Parsons et al. v. Koppers, Inc., et al., an environmental lawsuit filed in United States District Court for the Northern District of Florida, Gainesville Division, on April 20, 2010. Cabot has not been served in this lawsuit. The other two defendants are Koppers Inc. (“Koppers”) and Beazer East, Inc. (“Beazer”). The case was filed on behalf of certain residents living near the location of a now inactive manufacturing facility currently owned by Beazer, which was owned and operated by Koppers until late 2009, in Gainesville, Florida, and an adjacent property at which Cabot formerly conducted manufacturing operations which ceased in 1966. The plaintiffs allege that the defendants are responsible for contamination on the plaintiffs’ property. They seek designation of a class of residents living within an approximately two-mile radius of the site, and creation of a community property remediation program and a medical monitoring program. The plaintiffs also seek compensatory and punitive damages in an unspecified amount in excess of the court’s minimum jurisdictional limit of $5 million. We believe that we have valid defenses to these claims and will assert them vigorously.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding the Company’s purchases of its equity securities during the quarter ended March 31, 2010.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicy Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 – January 31, 2010	26,400	$6.90	—	4,311,122
February 1, 2010 – February 28, 2010	35,239	$16.90	—	4,311,122
March 1, 2010 – March 31, 2010	20,795	$25.45	—	4,311,122

Total	82,434		—

(1)	On May 11, 2007, we publicly announced that the Board of Directors authorized us to repurchase five million shares of our common stock on the open market or in privately negotiated transactions. On September 14, 2007, the Board of Directors increased the share repurchase authorization to 10 million shares (the “2007 Authorization”). This authority does not have a set expiration date. We did not repurchase any shares under the 2007 Authorization during the second quarter of fiscal 2010.

In addition to the 2007 Authorization, the Board has authorized us to repurchase shares of restricted stock purchased by recipients of long-term incentive awards in 2006, 2007 and 2008 at any date on or after such shares vest, generally to satisfy tax withholding obligations that arise on the vesting of such shares and to satisfy associated loan repayment liabilities. The shares are repurchased from employees at fair market value. During the second quarter of fiscal 2010, we repurchased 43,984 shares from employees.

From time to time, we also repurchase shares of unvested restricted stock from employees whose employment is terminated before such shares vest. These shares are repurchased pursuant to the terms of our equity incentive plans and are not included in the shares repurchased under the authorizations described above. During the second quarter of fiscal 2010, we repurchased 38,450 forfeited shares pursuant to the terms of our equity incentive plans.

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

CABOT CORPORATION

Date: May 10, 2010	By:	/s/ EDUARDO E. CORDEIRO
Eduardo E. Cordeiro
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: May 10, 2010	By:	/s/ JAMES P. KELLY
James P. Kelly
Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description
Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.