Form 10-Q
period 2010-06-30
CABOT CORP
filed 2010-08-09
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of July 30, 2010 the Company had 65,336,419 shares of Common Stock, par value $1 per share, outstanding.

CABOT CORPORATION

Part I.    Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30		Nine Months Ended June 30
	2010	2009	2010	2009
	(In millions, except per share amounts)
Net sales and other operating revenues	$753	$511	$2,144	$1,633
Cost of sales	599	443	1,714	1,478

Gross profit	154	68	430	155
Selling and administrative expenses	61	50	189	160
Research and technical expenses	16	16	53	53

Income (loss) from operations	77	2	188	(58)
Interest and dividend income	1	—	1	2
Interest expense	(10)	(6)	(30)	(23)
Other income (expense)	2	2	(2)	(13)

Income (loss) from continuing operations before income taxes and equity in net income of affiliated companies	70	(2)	157	(92)
(Provision) benefit for income taxes	(20)	(7)	(30)	23
Equity in net income of affiliated companies, net of tax	1	—	5	2

Net income (loss) from continuing operations	51	(9)	132	(67)
Loss from discontinued operations, net of tax	—	—	—	—

Net income (loss)	51	(9)	132	(67)
Net income (loss) attributable to noncontrolling interests, net of tax	4	3	13	(1)

Net income (loss) attributable to Cabot Corporation	$47	$(12)	$119	$(66)

Weighted-average common shares outstanding, in millions:
Basic	64	63	64	63

Diluted	64	63	64	63

Income (loss) per common share:
Basic:
Income (loss) from continuing operations attributable to Cabot Corporation—basic	$0.72	$(0.18)	$1.82	$(1.05)
Loss from discontinued operations—basic	—	(0.01)	—	(0.01)

Net income (loss) attributable to Cabot Corporation—basic	$0.72	$(0.19)	$1.82	$(1.06)

Diluted:
Income (loss) from continuing operations attributable to Cabot Corporation—diluted	$0.72	$(0.18)	$1.81	$(1.05)
Loss from discontinued operations—diluted	—	(0.01)	—	(0.01)

Net income (loss) attributable to Cabot Corporation—diluted	$0.72	$(0.19)	$1.81	$(1.06)

Dividends per common share	$0.18	$0.18	$0.54	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	June 30, 2010	September 30, 2009
	(In millions)
Current assets:
Cash and cash equivalents	$295	$304
Short-term marketable securities	1	1
Accounts and notes receivable, net of reserve for doubtful accounts of $5 and $6	587	452
Inventories:
Raw materials	113	118
Work in process	40	44
Finished goods	173	165
Other	31	31

Total inventories	357	358
Prepaid expenses and other current assets	60	53
Deferred income taxes	31	32

Total current assets	1,331	1,200

Investments:
Equity affiliates	58	60
Long-term marketable securities and cost investments	1	1

Total investments	59	61

Property, plant and equipment	2,846	3,000
Accumulated depreciation and amortization	(1,925)	(1,988)

Net property, plant and equipment	921	1,012

Goodwill	35	37
Intangible assets, net of accumulated amortization of $11 and $11	2	2
Assets held for rent	42	43
Deferred income taxes	231	235
Other assets	83	86

Total assets	$2,704	$2,676

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	June 30, 2010	September 30, 2009
	(In millions, except share and per share amounts)
Current liabilities:
Notes payable to banks	$41	$29
Accounts payable and accrued liabilities	397	407
Income taxes payable	19	31
Deferred income taxes	6	5
Current portion of long-term debt	22	5

Total current liabilities	485	477

Long-term debt	601	623
Deferred income taxes	12	11
Other liabilities	265	328
Commitments and contingencies (Note G)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value Issued and Outstanding : None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value Issued: 65,357,282 and 65,401,485 shares Outstanding: 65,297,295 and 65,309,155 shares	65	65
Less cost of 59,987 and 92,330 shares of common treasury stock	(2)	(2)
Additional paid-in capital	35	18
Retained earnings	1,102	1,018
Deferred employee benefits	(21)	(25)
Accumulated other comprehensive income	56	60

Total Cabot Corporation stockholders’ equity	1,235	1,134
Noncontrolling interests	106	103

Total stockholders’ equity	1,341	1,237

Total liabilities and stockholders’ equity	$2,704	$2,676

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Nine Months Ended June 30
	2010	2009
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$132	$(67)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	107	124
Deferred tax provision	6	(35)
Impairment charges	2	—
Loss on sale of property, plant and equipment	7	8
Equity in net income of affiliated companies	(5)	(2)
Non-cash compensation	22	20
Other non-cash items, net	—	2
Changes in assets and liabilities:
Accounts and notes receivable	(142)	230
Inventories	(9)	183
Prepaid expenses and other current assets	(9)	(9)
Accounts payable and accrued liabilities	(7)	(117)
Income taxes payable	(11)	(11)
Other liabilities	(4)	(6)
Cash dividends received from equity affiliates	6	1
Other	4	(4)

Cash provided by operating activities	99	317

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(57)	(75)
Proceeds from sales of property, plant and equipment	6	—
Decrease (increase) in assets held for rent	1	(1)
Investment in equity affiliate	—	(3)
Settlement of derivatives	(7)	—

Cash used in investing activities	(57)	(79)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	30	25
Repayments under financing arrangements	(17)	(65)
Repayments of long-term debt	(6)	(89)
Proceeds from long-term debt	—	14
(Decrease) in notes payable to banks, net	(2)	(30)
Purchases of common stock	(5)	(2)
Proceeds from sales of common stock	2	—
Cash dividends paid to noncontrolling stockholders	(6)	(9)
Cash dividends paid to stockholders	(35)	(35)

Cash used in financing activities	(39)	(191)

Effect of exchange rate changes on cash	(12)	1

(Decrease) increase in cash and cash equivalents	(9)	48
Cash and cash equivalents at beginning of period	304	129

Cash and cash equivalents at end of period	$295	$177

The accompanying notes are an integral part of these consolidated financial statements

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended June 30, 2009

(In millions, except shares in thousands)

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Notes Receivable for Restricted Stock	Accumulated Other Comprehensive Income	Cabot Corporation Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity	Total Comprehensive Loss
	Shares	Cost
Balance at September 30, 2008	65,278	$61	$21	$1,143	$(30)	$(21)	$75	$1,249	$110	$1,359
Net loss attributable to Cabot Corporation				(66)							$(66)
Foreign currency translation adjustment							(4)				(4)
Change in employee benefit plans							(1)				(1)
Change in unrealized loss on derivative instruments							(1)				(1)

Total other comprehensive loss											(6)

Comprehensive loss attributable to Cabot Corporation, net of tax								(72)			$(72)

Net loss attributable to noncontrolling interests, net of tax									(1)		$(1)
Noncontrolling interest foreign currency adjustment, net									(2)		(2)

Comprehensive loss attributable to noncontrolling interests											$(3)

Comprehensive loss										(75)	$(75)

Noncontrolling interests - dividends paid									(9)	(9)
Common dividends paid				(35)				(35)		(35)
Issuance of stock under employee compensation plans, net of forfeitures	112	2	1					3		3
Application of stock option accounting for restricted stock awards	(1,288)	(1)	(23)			19		(5)		(5)
Amortization of share-based compensation			16					16		16
Purchase and retirement of common and treasury stock	(86)	(1)	(2)					(3)		(3)
Notes receivable for restricted stock - payments and forfeitures						2		2		2
Principal payment by Employee Stock Ownership Plan under guaranteed loan					4			4		4

Balance at June 30, 2009	64,016	$61	$13	$1,042	$(26)	$—	$69	$1,159	$98	$1,257

The accompanying notes are an integral part of these consolidated financial statements

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended June 30, 2010

(In millions, except shares in thousands)

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Accumulated Other Comprehensive Income	Cabot Corporation Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity	Total Comprehensive Loss
	Shares	Cost
Balance at September 30, 2009	65,309	$63	$18	$1,018	$(25)	$60	$1,134	$103	$1,237
Net income attributable to Cabot Corporation				119						$119
Foreign currency translation adjustment						(4)				(4)
Change in employee benefit plans						—				—
Change in unrealized loss on derivative instruments						—				—

Total other comprehensive loss										(4)

Comprehensive income attributable to Cabot Corporation, net of tax							115			$115

Net income attributable to noncontrolling interests, net of tax								13		$13
Noncontrolling interest foreign currency adjustment, net								(4)		(4)

Comprehensive income attributable to noncontrolling interests										$9

Comprehensive income									124	$124

Noncontrolling interest - dividends paid								(6)	(6)
Common dividends paid				(35)			(35)		(35)
Issuance of stock under employee compensation plans, net of forfeitures	193	2	6				8		8
Amortization of share-based compensation			14				14		14
Purchase and retirement of common and treasury stock	(205)	(2)	(3)				(5)		(5)
Principal payment by Employee Stock Ownership Plan under guaranteed loan					4		4		4

Balance at June 30, 2010	65,297	$63	$35	$1,102	$(21)	$56	$1,235	$106	$1,341

The accompanying notes are an integral part of these consolidated financial statements

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

UNAUDITED

A. Basis of Presentation

The consolidated financial statements include the accounts of Cabot Corporation (“Cabot” or the “Company”) and its wholly owned subsidiaries and majority-owned and controlled U.S. and non-U.S. subsidiaries. Additionally, Cabot considers consolidation of entities over which control is achieved through means other than voting rights, of which there were none in the periods presented. Intercompany transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (“2009 10-K”).

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 2010 and 2009. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

B. Significant Accounting Policies

Revenue Recognition and Accounts Receivable

Cabot recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Cabot generally is able to ensure that products meet customer specifications prior to shipment. If the Company is unable to determine that the product has met the specified objective criteria prior to shipment or if title has not transferred because of shipping terms, the revenue is considered “unearned” and is deferred until the revenue recognition criteria are met.

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

The following table summarizes the percentages of total net sales and other operating revenues recognized in each of the Company’s reportable segments. Other operating revenues, which are included in the percentages below and represent less than two percent of total revenues, are primarily royalties for licensed technology:

	Three months ended June 30		Nine months ended June 30
	2010	2009 (1)	2010	2009 (1)
Core Segment
Rubber Blacks Business	60%	55%	60%	60%
Supermetals Business	7%	8%	6%	7%
Performance Segment	27%	30%	28%	27%
New Business Segment	3%	3%	3%	3%
Specialty Fluids Segment	3%	4%	3%	3%

(1)	As discussed in Note O “Financial Information by Segment”, 2009 business segment revenues have been recast to exclude unearned revenue.

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

June 30, 2010

UNAUDITED

The majority of the revenue in the Specialty Fluids Segment arises from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned.

Cabot maintains allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the first nine months of fiscal 2010 and 2009 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

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

June 30, 2010

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

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $104 million and $119 million higher as of June 30, 2010 and September 30, 2009, respectively. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.

During the three and nine months ended June 30, 2010, inventory quantities were reduced at the Company’s U.S. Supermetals site. These reductions led to a liquidation of LIFO inventory quantities that resulted in a decrease in cost of goods sold of $8 million and $15 million, respectively, and an increase in net income of $5 million ($0.08 per diluted common share) and $9 million ($0.15 per diluted common share), respectively, for the three and nine months ended June 30, 2010.

During the three and nine months ended June 30, 2009, inventory quantities were also reduced at the Company’s U.S. Rubber Blacks and Performance Products sites. These reductions led to a liquidation of LIFO inventory quantities that resulted in a decrease in cost of goods sold of $1 million and $5 million, respectively, and an increase in net income of $1 million ($0.01 per diluted common share) and $3 million ($0.05 per diluted common share), respectively, for the three and nine months ended June 30, 2009.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

UNAUDITED

C. Accounting Pronouncements

New and Adopted

Earnings Per Share

Cabot adopted new accounting guidance relative to earnings per share on October 1, 2009. This methodology, and the impact on prior periods, is described in Note I.

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

D. Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reporting unit with goodwill balances and the changes in those balances during the nine months ended June 30, 2010 are as follows:

	Rubber Blacks Business	Fumed Metal Oxides Business	Total
	(Dollars in millions)
Balance at September 30, 2009	$26	$11	$37
Foreign currency translation adjustment	—	(2)	(2)

Balance at June 30, 2010	$26	$9	$35

Impairment tests are performed at least annually. The Company performed its annual impairment assessment as of March 31, 2010 and determined that there was no impairment.

Cabot does not have any indefinite-lived intangible assets. As of both June 30, 2010 and September 30, 2009, Cabot had $2 million of finite-lived intangible assets. Intangible assets are amortized over their estimated useful lives, which range from ten to fourteen years, with a weighted average period of ten years. Amortization relative to these intangible assets is expected to aggregate to less than $1 million per year over the next five years.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

UNAUDITED

E. Revolving Credit Facility

In June 2010, Cabot entered into a new committed unsecured revolving credit agreement. The new credit agreement provides for a $450 million revolving credit facility through June 2014 and replaces the Company’s previous credit facility which was scheduled to expire in August 2010. The new credit agreement contains an option, subject to the lenders’ approval, to increase the facility to $525 million. All borrowings under the new credit facility will be based on floating interest rates. Previously issued letters of credit in the aggregate amount of approximately $26 million are treated as issued under the new facility. The Company plans to use the new credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, and acquisitions. The new credit facility contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants in the new credit facility include interest coverage, debt-to-EBITDA and subsidiary debt to total capitalization ratios. As of June 30, 2010, Cabot was in compliance with all applicable covenants.

F. Employee Benefit Plans

Curtailments and settlement of employee benefit plans

In fiscal 2009, the Company incurred three curtailments and a settlement of certain of its employee benefit plans as a result of actions taken as part of the 2009 Global Restructuring plan. For the three and nine months ended June 30, 2009, the Company recognized a net gain associated with these curtailments and settlement of $2 million and $1 million, respectively.

Net periodic defined benefit pension and other postretirement benefit costs

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended June 30
	2010		2009		2010		2009
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$1	$1	$1	$1	$1	$—	$1	$—
Interest cost	2	2	2	3	1	—	1	1
Expected return on plan assets	(3)	(3)	(2)	(3)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(1)	—	—	—
Amortization of actuarial loss	—	1	—	1	—	—	—	—

Net periodic benefit cost	$—	$1	$1	$2	$1	$—	$2	$1

	Nine Months Ended June 30
	2010		2009		2010		2009
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$3	$4	$3	$3	$1	$—	$2	$—
Interest cost	6	7	6	9	3	—	4	1
Expected return on plan assets	(7)	(9)	(7)	(9)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(3)	—	(1)	—
Amortization of actuarial loss	—	2	—	1	—	—	—	—

Net periodic benefit cost	$2	$4	$2	$4	$1	$—	$5	$1

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

UNAUDITED

G. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials and natural gas. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at June 30, 2010.

	Payments Due by Fiscal Year
	Remainder of fiscal 2010	2011	2012	2013	2014	Thereafter	Total
	(Dollars in millions)
Core Segment:
Rubber Blacks Business	$53	$174	$142	$131	$121	$1,208	$1,829
Supermetals Business	—	13	13	13	3	—	42
Performance Segment	6	20	18	17	18	117	196
Specialty Fluids Segment	1	1	—	—	—	—	2
Other	—	1	—	—	—	—	1

Total	$60	$209	$173	$161	$142	$1,325	$2,070

Guarantee Agreements

Cabot has provided indemnities in connection with certain transactions and agreements pursuant to which it may be required to make payments to an indemnified party. In connection with certain acquisitions and divestitures, Cabot has provided routine indemnities with respect to such matters as environmental, tax, insurance, product and employee liabilities. In connection with various other agreements, including service and supply agreements, Cabot may provide routine indemnities for certain contingencies and routine warranties. Cabot is unable to estimate the maximum potential liability for these types of indemnities as a maximum obligation is not explicitly stated in most cases and the amounts, if any, are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be reasonably estimated. The durations of the indemnities vary, and in many cases are indefinite. Cabot has not recorded any liability for these indemnities in the consolidated financial statements, except as otherwise disclosed.

Contingencies

Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Matters

As of June 30, 2010 and September 30, 2009, Cabot had $7 million and $6 million on a discounted basis ($7 million on an undiscounted basis at June 30, 2010 and $6 million on an undiscounted basis at September 30, 2009) reserved for environmental matters primarily related to divested businesses. These amounts represent Cabot’s best estimates of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Cash payments related to these environmental matters were $1 million and $2 million in the first nine months of fiscal 2010 and fiscal 2009, respectively.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

UNAUDITED

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

As of June 30, 2010 and September 30, 2009, there were approximately 45,000 and 47,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. The number of claimants at September 30, 2009 has been adjusted from the number stated in prior reports to reflect a reclassification of pending cases that occurred during the third quarter of fiscal 2010. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2052. At June 30, 2010 the reserve was $12 million on a discounted basis ($22 million on an undiscounted basis). Cash payments related to this liability were $1 million and $2 million in the first nine months of fiscal 2010 and fiscal 2009, respectively.

Beryllium Claims

As described in the 2009 10-K, Cabot has been a party to several actions in connection with its discontinued beryllium operations in Reading, Pennsylvania. Cabot entered the beryllium industry through an acquisition in 1978. The Company ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of its former beryllium business was sold to NGK Metals, Inc. (“NGK”) in 1986. The actions involve claims for personal injury and medical monitoring relating to alleged contact with beryllium in various ways and are pending in state court in Pennsylvania, and, until the third quarter of fiscal 2010, the Third Circuit Court of Appeals and the Superior Court of California for Los Angeles County. In June 2010, Cabot was dismissed with prejudice from the cases pending in the Superior Court of California, all of which involved claims for medical monitoring. Also in June 2010, the Third Circuit Court of Appeals affirmed the trial court’s grant of summary judgment in Cabot’s favor in the Sheridan et al. v. NGK North America, Inc. et al., and Anthony v. Small Tube Manufacturing Corp., et al. class actions, which also involved claims for medical monitoring. In April 2010, Cabot was served with two lawsuits filed in the Court of Common Pleas of Philadelphia County alleging personal injury as a result of residential exposure to beryllium: DeAngelo v. NGK Insulators Ltd. et al. and Herald v. NGK North America, Inc., et al. The plaintiffs in these cases seek compensatory and punitive damages in an unspecified amount in excess of the court’s minimum jurisdictional limit of $50,000. Cabot believes it has valid defenses to all of the beryllium actions against it and will assert them vigorously. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of these matters. While the outcome of litigation is uncertain, the Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

UNAUDITED

H. Income Tax Uncertainties

As of June 30, 2010, the total amount of unrecognized tax benefits included in our consolidated balance sheet was $46 million. In addition, accruals of $5 million and $11 million have been recorded for penalties and interest, respectively, as of June 30, 2010. If the unrecognized tax benefits were recognized at a given point in time, there would be approximately a $62 million favorable impact on the Company’s tax provision.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the nine months ended June 30, 2010 is as follows:

(Dollars in millions)
Balance at September 30, 2009	$81
Additions based on tax positions related to the current year	5
Additions based on tax positions of prior years	1
Reduction for tax positions of prior years	(14)

Balance at June 30, 2010	$73

During the third quarter of fiscal 2010, Cabot settled uncertain tax positions in Spain, Colombia, and the state of Georgia. Additionally, in the first half of fiscal 2010, Cabot closed the U.S. Internal Revenue Service (“IRS”) audit of fiscal years 2005 and 2006, an audit with the state of Illinois for the 1992 to 2002 fiscal years, and an audit in Japan for the 2009 fiscal year, and settled uncertain tax positions in other jurisdictions. For the three and nine months ended June 30, 2010, these settlements reduced the balance of unrecognized tax benefits by $1 million and $12 million, respectively. Certain Cabot subsidiaries are under audit in jurisdictions outside of the U.S. In addition, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of one or more of these audits or the lapse of applicable statutes of limitations; however, an estimated range of the impact on the unrecognized tax benefits cannot be quantified at this time.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

UNAUDITED

I. Earnings Per Share

On October 1, 2009 Cabot began applying the two-class method for calculating earnings per share. Under this method, unvested restricted stock and stock unit awards that receive non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of participating securities. The two-class method calculates earnings per share for common shareholders and participating securities based on the proportionate participation rights of each award type in the Company’s undistributed earnings. Diluted earnings per share is calculated using the more dilutive of the treasury stock method or the two-class method. This guidance has been applied to all periods presented herein. The effect of the retrospective application of this authoritative guidance was not material to Cabot’s earnings per share for the third quarter and first nine months of fiscal 2009.

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Three Months Ended June 30		Nine Months Ended June 30
	2010	2009	2010	2009
	(Dollars in millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$47	$(12)	$119	$(66)
Less: Dividends and dividend equivalents to participating securities	—	—	1	1
Less: Undistributed earnings allocated to participating securities(1)	1	—	2	—

Earnings (loss) allocated to common shareholders (numerator)	$46	$(12)	$116	$(67)

Weighted average common shares outstanding	65	65	65	65
Less: Participating securities(2)	1	2	1	2

Adjusted weighted average common shares (denominator)	64	63	64	63

Basic EPS	$0.72	$(0.19)	$1.82	$(1.06)

Diluted EPS:
Earnings (loss) allocated to common shareholders	$46	$(12)	$116	$(67)
Plus: Earnings (loss) allocated to participating securities	1	—	3	1
Less: Adjusted earnings (loss) allocated to participating securities(3)	(1)	—	(3)	(1)

Income (loss) available to common shares (numerator)	$46	$(12)	$116	$(67)

Adjusted weighted average common shares outstanding	64	63	64	63
Effect of dilutive securities:
Common shares issuable(4)	—	—	—	—

Adjusted weighted average shares (denominator)	64	63	64	63

Diluted EPS	$0.72	$(0.19)	$1.81	$(1.06)

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

	Three Months Ended June 30		Nine Months Ended June 30
	2010	2009	2010	2009
	(Dollars in millions)		(Dollars in millions)
Calculation of undistributed earnings:
Net income (loss) attributable to Cabot Corporation	$47	$(12)	$119	$(66)
Less: Dividends declared on common stock	12	11	34	34
Less: Dividends declared on participating securities	—	—	1	1

Undistributed earnings	$35	$(23)	$84	$(101)

Allocation of undistributed earnings:
Undistributed earnings allocated to common shareholders	$34	$(23)	$82	$(101)
Undistributed earnings allocated to participating shareholders	1	—	2	—

Undistributed earnings	$35	$(23)	$84	$(101)

(2)

For the three and nine months ended June 30, 2010, approximately 1 million shares of unvested restricted stock, vested restricted stock awards held by employees in which Cabot has a security interest, and unvested time-based restricted stock units issued under Cabot’s equity incentive plans are considered participating securities. For the three and nine months ended June 30, 2009, approximately 2 million shares of unvested restricted stock issued under Cabot’s equity incentive plans and vested restricted stock awards held by employees in which Cabot has a security interest are considered participating securities.

(3)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities and then reallocated to participating securities.

(4)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Supplemental Retirement Savings Plan; and (iii) assumed issuance of shares under outstanding performance-based stock unit awards issued under Cabot’s equity incentive plans. For both the three and nine months ended June 30, 2010, 206,000 incremental shares of common stock were not included in the calculation of diluted earnings per share because those shares’ exercise prices were greater than the average market price of Cabot common stock for that period. For the three and nine months ended June 30, 2009, 2,056,600 and 2,083,600 incremental shares of common stock, respectively, were excluded from the calculation of diluted earnings per share as those shares would have been anti-dilutive due to the Company’s net loss position.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

UNAUDITED

J. Restructuring

Cabot’s restructuring activities were recorded in the consolidated statements of operations as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2010	2009	2010	2009
	(Dollars in millions)
Cost of sales	$12	$18	$23	$59
Selling and administrative expenses	2	1	15	5
Research and technical expenses	—	—	—	2

Total	$14	$19	$38	$66

Details of these restructuring activities and the related reserves during the three months ended June 30, 2010 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Sale of Land	Other	Total
	(Dollars in millions)
Reserve at March 31, 2010	$24	$—	$—	$—	$—	$24
Charges	7	—	9	(3)	1	14
Costs charged against assets	—	—	(9)	—	—	(9)
Proceeds from sale	—	—	—	3	—	3
Cash paid	(9)	—	—	—	(1)	(10)

Reserve at June 30, 2010	$22	$—	$—	$—	$—	$22

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

UNAUDITED

Details of these restructuring activities and the reserves for these plans during the nine months ended June 30, 2010 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Sale of Land	Other	Total
	(Dollars in millions)
Reserve at September 30, 2009	$20	$1	$—	$—	$—	$21
Charges	24	1	10	(3)	6	38
Costs charged against assets	—	—	(10)	—	—	(10)
Proceeds from sale	—	—	—	3	—	3
Cash paid	(22)	(2)	—	—	(6)	(30)

Reserve at June 30, 2010	$22	$—	$—	$—	$—	$22

Closure of Thane, India Carbon Black Facility

On April 19, 2010, Cabot committed to a plan to close its carbon black manufacturing facility in Thane, India and on June 10, 2010 ceased manufacturing operations at the site. The decision, which affected approximately 120 employees, was made as a result of a broad reaching analysis of the manufacturing assets, including cost structure, ability to expand and a variety of other factors. The Company continues to maintain a presence in India through its fumed metal oxides manufacturing joint venture and its continuing business operations in carbon black and other products.

The Company expects the closure plan will result in a pre-tax charge to earnings of approximately $20 million, with approximately $18 million of this amount expected to be recorded during fiscal 2010. Pre-tax estimates of the total amount the Company expects to incur for each major type of cost associated with the closure plan are: (i) costs relating to personnel of $7 million, (ii) accelerated depreciation and impairment of facility assets of $9 million, (iii) demolition and site clearing costs of $3 million, and (iv) other post close operating costs of $1 million. These amounts exclude any potential gain that may be realized on the sale of certain assets related to the manufacturing facility.

Through June 30, 2010, Cabot has recorded $14 million of charges associated with this restructuring, comprised of $5 million for severance and employee benefits and $9 million for accelerated depreciation and asset impairments.

Net cash outlays related to this action are expected to be $8 million, of which a nominal amount has been made through June 30, 2010. Cabot expects to make cash payments of approximately $4 million during the remainder of fiscal 2010 and approximately $4 million thereafter.

As of June 30, 2010, Cabot had $5 million of restructuring costs in accrued expenses in the consolidated balance sheet related to this site closure.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

UNAUDITED

2009 Global Restructuring

In fiscal 2009 Cabot initiated its 2009 Global Restructuring Plan. Under this Plan, the Company closed three of its manufacturing facilities and implemented operating cost and workforce reductions across a variety of its other operations. In fiscal 2010 the Company began consolidating several of its European administrative offices in a new European headquarters office in Switzerland. As part of this restructuring plan, the Company also expects to close its tantalum powder manufacturing operations in Boyertown, Pennsylvania.

The Company expects this restructuring will result in a cumulative pre-tax charge to earnings of approximately $120 million, of which $113 million has been recorded through June 30, 2010. The total amount the Company has recorded for each major type of cost associated with the restructuring plan is: (i) severance and employee benefits of $53 million for approximately 400 employees, (ii) accelerated depreciation and impairment of facility assets of $47 million, net of gains associated with the sale of certain assets, (iii) demolition and site clearing costs of $3 million, and (iv) other post closing operation costs of $10 million. Through June 30, 2010 the total after tax charge was $101 million.

Net cash outlays related to these actions are expected to be approximately $70 million, of which $45 million have been made through June 30, 2010. Cabot expects to make cash payments of approximately $4 million during the remainder of fiscal 2010 and approximately $21 million thereafter.

As of June 30, 2010, Cabot had $17 million of restructuring costs in accrued expenses in the consolidated balance sheet related to this plan.

K. Fair Value Measurements

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

There were no transfers between level 1 and level 2, or transfers into or out of level 3, during the three and nine months ended June 30, 2010 and 2009.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

UNAUDITED

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010. The derivatives presented in the table below are presented by derivative type, net of the legal right to offset derivative settlements by each counterparty:

	Level 1 Inputs	Level 2 Inputs	Total
	(Dollars in Millions)
Assets at fair value:
Equity securities(1)	$2	$—	$2
Guaranteed investment contract(2)	—	12	12
Derivatives relating to:
Interest rates(3)	—	4	4
Foreign currency(3)	—	1	1

Total assets at fair value	$2	$17	$19

Liabilities at fair value:
Derivatives relating to: Foreign currency(3)	$—	$18	$18

Total liabilities at fair value	$—	$18	$18

(1)	The Company’s investments in equity securities are included in “Short-term marketable securities” and “Long-term marketable securities and cost investments” in the consolidated balance sheets.

(2)	The Company’s guaranteed investment contract is included in “Other assets” in the consolidated balance sheets.

(3)

The Company’s derivatives are included in “Prepaid expenses and other current assets”, “Other assets”, “Accounts payable and accrued liabilities” and “Other liabilities” in the consolidated balance sheets.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

UNAUDITED

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009. The derivatives presented in the table below are presented by derivative type, net of the legal right to offset derivative settlements by each counterparty:

	Level 1 Inputs	Level 2 Inputs	Total
	(Dollars in Millions)
Assets at fair value:
Equity securities(1)	$2	$—	$2
Guaranteed investment contract(2)	—	14	14
Derivatives relating to: Interest rates(3)	—	4	4

Total assets at fair value	$2	$18	$20

Liabilities at fair value:
Derivatives relating to: Foreign currency(3)	$—	$65	$65

Total liabilities at fair value	$—	$65	$65

(1)	The Company’s investments in equity securities are included in “Short-term marketable securities” and “Long-term marketable securities and cost investments” in the consolidated balance sheets.

(2)	The Company’s guaranteed investment contract is included in “Other assets” in the consolidated balance sheets.

(3)	The Company’s derivatives are included in “Prepaid expenses and other current assets”, “Accounts payable and accrued liabilities” and “Other liabilities” in the consolidated balance sheets.

The following table presents information about assets measured at fair value on a nonrecurring basis in the consolidated balance sheet as of June 30, 2010:

	Level 2 Inputs	Total	Total Losses Three Months Ended June 30, 2010	Total Losses Nine Months Ended June 30, 2010
	(Dollars in Millions)
Assets at fair value:
Long-lived assets – land(1)	$6	$6	$—	$2

Total assets at fair value	$6	$6	$—	$2

(1)	Long-lived assets – land is included in “Other assets” in the consolidated balance sheet and the impairment charge was recorded to “Cost of sales” in the consolidated statement of operations

During the first quarter of fiscal 2010, Cabot’s management concluded that the carrying value of land related to a former carbon black location exceeded its fair value, which was based on a comparison of similar facilities in the region. Accordingly, the Company recorded an impairment charge of $2 million to the consolidated statement of operations to write this land down to its fair value.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

UNAUDITED

L. Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at June 30, 2010 and September 30, 2009 are as follows:

	June 30, 2010		September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Assets:
Cash and cash equivalents	$295	$295	$304	$304
Short-term marketable securities	1	1	1	1
Accounts and notes receivable	587	587	452	452
Derivative instruments	3	3	1	1
Long-term marketable securities and cost investments	1	1	1	1
Liabilities:
Notes payable to banks	41	41	29	29
Accounts payable and accrued liabilities	397	397	407	407
Long-term debt—fixed rate	599	630	604	619
Long-term debt—floating rate	24	24	23	23
Derivative instruments	16	16	62	62

At June 30, 2010 and September 30, 2009, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable to banks approximated carrying values due to the short-term nature of these instruments. The estimated fair values of available for sale marketable securities and derivative instruments are valued as described in Note K. The fair value of Cabot’s fixed rate long-term debt is estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt approximates its fair value.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

UNAUDITED

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

By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot’s credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. The Company minimizes counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. As of June 30, 2010, the counterparties with which the Company has executed derivatives were rated between AA and A, inclusive, by Standard and Poor’s. Cabot’s exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed at June 30, 2010.

Interest Rate Risk Management

Cabot’s objective is to maintain a certain range of fixed-to-floating interest rate mix on the Company’s debt portfolio. Cabot enters into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. The following table provides details of the derivatives held as of June 30, 2010 used to manage interest rate risk.

Description	Borrowing	Notional Amount	Hedge Designation
Interest Rate Swaps—Fixed to Variable	Eurobond (20% of $175 million)	USD 35 million	Fair Value
Interest Rate Swaps—Fixed to Variable	Medium Term Notes	USD 5-15 million	Fair Value

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

UNAUDITED

In certain situations where the Company has forecasted purchases under a long-term commitment denominated in a foreign currency, Cabot may enter into appropriate financial instruments in accordance with the Company’s risk management policy to hedge future cash flow exposures. The following table provides details of the derivatives held as of June 30, 2010 used to manage foreign currency risk.

Description	Borrowing	Notional Amount	Hedge Designation
Cross Currency Swap	Eurobond (80% of $175 million)	USD 140 million swapped to EUR 124 million	No designation

Cross Currency Swap	Eurobond (20% of $175 million)	USD 35 million swapped to EUR 31 million	No designation

Forward Foreign Currency Contracts	N/A	(a)	No designation

a)

Cabot’s forward foreign exchange contracts are denominated primarily in the Japanese yen, British pound sterling, Euro, Canadian dollar and Australian dollar. The duration of these forwards is generally 30 days. The total net notional dollar value of these forward contracts at June 30, 2010 was $36 million.

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

In order to limit variability in cost to Cabot’s European operations, the Company committed to current prices by entering into agreements to purchase CERs and to sell EUAs, which settle each December until 2012. The following table provides details of the derivatives held as of June 30, 2010 used to manage commodity risk.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

UNAUDITED

Cash Flow Hedge

For cross currency swaps designated as cash flow hedges, the Company uses standard models with market-based inputs. The significant inputs to these models are interest rate curves for discounting future cash flows, and exchange rate curves of the foreign currency for translating future cash flows. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period earnings. At June 30, 2010 there were no open derivatives designated as cash flow hedges.

Net Investment Hedge

For cross currency swaps designated as net investment hedges, the Company uses standard models with market-based inputs. The significant inputs to these models are interest rate curves for discounting future cash flows. For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in other comprehensive income while changes in the ineffective portion are reported in earnings. The gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidation of the entities being hedged. The cumulative loss related to the net investment hedge in other comprehensive income as of both June 30, 2010 and September 30, 2009 was $27 million. During the three months ended June 30, 2010, there was no change in other comprehensive income relating to net investment hedges, and during the nine months ended June 30, 2010, the gain recorded in other comprehensive income was less than $1 million. During the three and nine months ended June 30, 2009, the loss recorded in other comprehensive income was $2 million and $14 million, respectively. During the three months ended December 31, 2009, the Company’s derivative instrument, which swapped $20 million to JPY 2.5 billion matured, leading to a cash settlement payment of $7 million in that period. As of June 30, 2010, there were no open derivatives designated as net investment hedges.

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

On January 1, 2009 Cabot adopted the authoritative guidance issued by the FASB on disclosures about derivative instruments and hedging activities. The guidance was intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The disclosures are included in this footnote, and the provisions of the statement were applied prospectively for the fiscal year 2009. Therefore, comparative figures are not provided for the disclosure regarding the impact on earnings of amounts reclassified from other comprehensive income for the nine months ended June 30, 2009.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

UNAUDITED

The following table provides the fair value and consolidated balance sheet presentations of derivative instruments by each derivative type, without regard to the legal right to offset derivative settlement by each counterparty:

	Consolidated Balance Sheet Caption	June 30, 2010	September 30, 2009
		(Dollars in millions)
Fair Value of Derivative Instruments
Asset Derivatives
Derivatives designated as hedges
Interest rate(1)	Prepaid expenses and other current assets, Other assets, and Other liabilities	$4	$3

Total derivatives designated as hedges		$4	$3

Derivatives not designated as hedges
Foreign currency	Prepaid expenses and other current assets	$1	$—
Commodity contracts(2)	Prepaid expenses and other current assets, and Other assets	2	3

Total derivatives not designated as hedges		$3	$3

Total Asset Derivatives		$7	$6

Liability Derivatives
Derivatives designated as hedges
Interest rate	Other liabilities	$—	$—
Foreign currency	Accounts payable and accrued liabilities	—	7

Total derivatives designated as hedges		$—	$7

Derivatives not designated as hedges
Foreign currency(1)	Accounts payable and accrued liabilities, and Other liabilities	$19	$58
Commodity contracts(2)	Prepaid expenses and other current assets, and Other assets	1	2

Total derivatives not designated as hedges		$20	$60

Total Liability Derivatives		$20	$67

(1)

Interest rate contracts of $3 million and $2 million presented on a gross basis in this table at June 30, 2010 and September 30, 2009, respectively, have the legal right to offset against other types of contracts with a common counterparty and, therefore, are presented on a net basis in noncurrent “Other liabilities” in the consolidated balance sheet.

(2)

Commodity contracts in an asset and liability position presented on a gross basis in this table have the legal right of offset and, therefore, are presented on a net basis in current “Other assets” and noncurrent “Other assets” in the consolidated balance sheet.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

UNAUDITED

For the three and nine months ended June 30, 2010 for derivatives designated as hedges, the change in unrealized gains in accumulated other comprehensive income (“AOCI”) and the hedge ineffectiveness recognized in earnings were immaterial. Additionally, during these periods, there were no gains or losses reclassified from AOCI to earnings. For the three and nine months ended June 30, 2010, a loss of $17 million and $32 million, respectively, was recognized in earnings as a result of the remeasurement to Euros of the $175 million bond held by one of Cabot’s European subsidiaries. These losses, which were recognized in earnings through other income (expense) within the consolidated statement of operations, were offset by gains of $19 million and $34 million, respectively, from Cabot’s cross currency swaps that are not designated as hedges, but which Cabot entered into to offset the foreign currency translation exposure on the debt. Additionally, during the three and nine months ended June 30, 2010, Cabot recognized in earnings through other income (expense) within the consolidated statement of operations gains of $3 million and $6 million, respectively, related to its forward foreign currency contracts, which were not designated as hedges.

For the three months ended June 30, 2009 for derivatives designated as hedges, the change in unrealized losses in AOCI was immaterial, and the additional loss, including an immaterial amount of ineffectiveness, recognized in earnings through interest expense was $2 million. Additionally, during this period, there were no gains or losses reclassified from AOCI to earnings. For the three months ended June 30, 2009, a gain of $11 million was recognized through earnings as a result of the remeasurement to Euros of the $175 million bond held by one of Cabot’s European subsidiaries. This gain was offset by a loss of $11 million from Cabot’s cross currency swaps that are not designated as hedges. Additionally, during the three months ended June 30, 2009, Cabot recognized in earnings through other income (expense) within the consolidated statement of operations an immaterial gain related to its forward foreign currency contracts, which were not designated as hedges.

See Note K “Fair Value Measurements” for classification of derivatives by input level. The net after-tax amounts to be reclassified from accumulated other comprehensive income AOCI to earnings within the next 12 months are expected to be immaterial.

N. Venezuela

Overview

Cabot owns 48% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of June 30, 2010 these subsidiaries carried the operating affiliate investment of $24 million, and held 13 million Bolivars in cash and dividends receivable.

The following provides a synopsis of recent currency related events in Venezuela and their impact on Cabot’s financial statements:

Fourth quarter fiscal 2009

Continued political and economic uncertainty in Venezuela led Cabot to decide in the fourth quarter of fiscal 2009 to repatriate the majority of the Company’s cash from its subsidiaries using several available mechanisms, as exchange through the Venezuelan central bank (“CADIVI”) process was uncertain. This repatriation was completed in the first quarter of fiscal 2010. Cabot also began to remeasure any remaining Bolivar denominated cash balances and Bolivar denominated dividends receivable held in its subsidiaries using the parallel rate at the end of the reporting period, which was 5.55 Bolivars to the U.S. Dollar (B/$) as of September 30, 2009. This was necessary as it was Cabot’s intention to repatriate those monies as soon as practicable and Cabot believed that the official exchange rate sanctioned by the Venezuelan government would not be available to the Company for the purpose of dividend repatriation. This remeasurement resulted in a $6 million charge through other income (expense) within the consolidated statement of operations in the fourth quarter of fiscal 2009.

Second quarter of fiscal 2010

In January 2010, the Venezuelan government announced a devaluation of the Bolivar from 2.15 B/$ to two official rates through CADIVI, an essentials rate at 2.60 B/$ and a non-essentials rate at 4.30 B/$. The latter rate is the rate that Cabot believes would continue to be available to the operating affiliate to transact its ordinary activities. Given that Cabot had determined, as of January 1, 2010, that the Venezuelan economy was highly inflationary, as of the second quarter of fiscal 2010 Cabot began to remeasure all transactions of the operating affiliate denominated in Bolivars to U.S. Dollars using the non-essentials rate of 4.30 B/$. This decision gave rise to a gain of $1 million in Cabot’s second quarter of fiscal 2010, because of the net monetary liability position of the operating affiliate. The parallel market (which was transacting at 7.0 B/$ as of March 31, 2010) continued to be operational for repatriation transactions, and accordingly drove the remeasurement rate of the Bolivar denominated monetary assets held by Cabot’s subsidiaries.

Third quarter of fiscal 2010

In May 2010, the Venezuelan government eliminated the use of the parallel market, and subsequently established an officially sanctioned and regulated secondary market. This market, “SITME”, which effectively transacts at 5.3 B/$, operates in addition to the two official CADIVI rates, and is subject to restrictions which preclude Cabot from utilizing this market to remit dividends.

As of June 30, 2010 the subsidiaries hold 5 million Bolivars in cash from dividends paid, and 8 million Bolivars in dividends receivable from the operating affiliate. Cabot still intends to convert substantially all Bolivars to U.S. Dollars as soon as practicable. However, with the closure of the parallel market, Cabot does not have a mechanism by which it may convert and remit the Bolivar holdings. Accordingly Cabot remeasured the Bolivar denominated cash and dividends receivable at the CADIVI non-essentials rate of 4.30 B/$, resulting in the recognition of a $1 million gain in the third quarter of fiscal 2010 through other income (expense) within the consolidated statement of operations. Any change in the CADIVI official rate or opening of additional parallel markets could result in additional gains or losses on the Bolivar denominated assets held by Cabot’s subsidiaries.

While the events relating to the parallel market did not have a material impact on Cabot’s operating affiliate, the Company continues to monitor developments in Venezuela and their potential impact on the operating affiliate. Cabot uses a discounted cash flow model to determine if investments are impaired. Critical considerations of the model include the profitability of the operating affiliate and Cabot’s ability to repatriate the affiliate’s earnings. Based on the profitability of the operating affiliate and uncertainty concerning the continuation of the current currency restrictions, Cabot does not believe that the investment in the operating affiliate is impaired.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

UNAUDITED

O. Financial Information by Segment

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

	Core Segment
	Rubber Blacks Business	Supermetals Business	Performance Segment	New Business Segment	Specialty Fluids Segment	Segment Total	Unallocated and Other(1)	Consolidated Total
	(Dollars in millions)
Three months ended June 30, 2010
Net sales and other operating revenues(2)	$437	$47	$200	$25	$22	$731	$22	$753
Income (loss) before taxes(3)	$41	$14	$35	$—	$11	$101	$(31)	$70
Three months ended June 30, 2009
Net sales and other operating revenues(2)	$274	$38	$152	$14	$19	$497	$14	$511
Income (loss) before taxes(3)	$11	$3	$10	$(4)	$9	$29	$(31)	$(2)
Nine months ended June 30, 2010
Net sales and other operating revenues(2)	$1,247	$128	$587	$64	$52	$2,078	$66	$2,144
Income (loss) before taxes(3)	$122	$23	$101	$(2)	$21	$265	$(108)	$157
Nine months ended June 30, 2009
Net sales and other operating revenues(2)	$940	$106	$436	$48	$45	$1,575	$58	$1,633
Income (loss) before taxes(3)	$15	$—	$13	$(8)	$17	$37	$(129)	$(92)

(1)

Beginning with the third quarter of fiscal 2010, management no longer allocates its corporate adjustment for unearned revenue to its segments. Therefore, unearned revenue and cost of sales related to unearned revenue, which in prior periods had been allocated to segment net sales and other operating revenues and segment income (loss) before taxes, have been reclassified to “Unallocated and other.” Prior periods have been recast to conform to the new allocation. This change had an immaterial impact on segment income (loss) for all periods presented.

(2)	Unallocated and other reflects royalties paid by equity affiliates, other operating revenues, external shipping and handling fees, and the impact of the corporate adjustment for unearned revenue.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

UNAUDITED

(3)

Unallocated and other includes costs that are not controlled by the segments and which primarily benefit corporate interests, certain items, and eliminations that are not allocated to the operating segments. Management does not consider these items necessary for an understanding of the operating results of the segments and such amounts are excluded in the segment reporting to the Chief Operating Decision Maker. Income (loss) before taxes for Unallocated and other includes:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Dollars in millions)
Interest expense	$(10)	$(6)	$(30)	$(23)
Certain items(a)	(15)	(19)	(41)	(67)
Equity in net income of affiliated companies(b)	(1)	—	(5)	(2)
Unallocated corporate costs(c)	(9)	(7)	(30)	(22)
Foreign currency transactions and other income (losses), net(d)	4	1	(2)	(15)

Total	$(31)	$(31)	$(108)	$(129)

(a)

Certain items consist of amounts that are not included in segment profit before taxes (“PBT”). Certain items for the three months ended June 30, 2010 include charges of $14 million related to the closure of the Thane, India carbon black facility and $1 million for environmental reserves and legal settlements. Certain items for the first nine months of fiscal 2010 include $24 million related to the 2009 Global Restructuring Plan, $14 million related to the closure of the Thane, India carbon black facility, a $2 million long-lived asset impairment of land related to a former carbon black site, and $2 million for environmental reserves and legal settlements. These charges are offset by $1 million recovered from an investment that was previously impaired.

Certain items for the three months ended June 30, 2009 relate entirely to the 2009 Global Restructuring Plan. Certain items for the first nine months of fiscal 2009 include charges of $64 million for the 2009 Global Restructuring Plan, $1 million for the write-down of impaired investments, and $2 million, net, relating to other restructuring plans.

(b)	Equity in net income of affiliated companies is included in segment PBT and is removed from Unallocated and other to reconcile to income (loss) from operations before taxes.

(c)	Unallocated corporate costs are not controlled by the segments and primarily benefit corporate interests.

(d)

Foreign currency transactions and other income (losses), net consists principally of foreign currency transactions, net of other foreign currency risk management activities, and the profit related to the corporate adjustment for unearned revenue.

The Performance Segment is comprised of the Performance Products and Fumed Metal Oxides Businesses. The net sales from each of these businesses for the three and nine months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2010	2009	2010	2009
	(Dollars in millions)
Performance Products	$137	$100	$401	$291
Fumed Metal Oxides	63	52	186	145

Total Performance Segment Sales	$200	$152	$587	$436

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

UNAUDITED

The New Business Segment is comprised of the Inkjet Colorants and the Aerogel Businesses and the business activities of Cabot Superior MicroPowders. The net sales from each of these businesses for the three and nine months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2010	2009	2010	2009
	(Dollars in millions)
Inkjet colorants	$15	$10	$43	$32
Aerogel	8	2	16	11
Superior MicroPowders	2	2	5	5

Total New Business Segment Sales	$25	$14	$64	$48

P. Subsequent Event

On July 28, 2010, Cabot acquired 100% of the outstanding equity of Oxonica Materials Inc. (“OMI”) from Oxonica plc for total consideration of $5 million. OMI is a company engaged in the development of Surface Enhanced Raman Scattering materials and detection methods that will expand Cabot’s portfolio of security technologies. Cabot is in the process of preparing the valuation analysis to complete the initial accounting for the business combination, which will be disclosed in Cabot’s Form 10-K filing for the period ending September 30, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if 1) the estimate is complex in nature or requires a high degree of judgment and 2) different estimates and assumptions were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our policies and estimates. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates that we believe are critical to the preparation of the Consolidated Financial Statements as of June 30, 2010 are presented below. We have other critical accounting policies that are discussed under the “Critical Accounting Policies” heading in management’s discussion and analysis in our Fiscal 2009 Annual Report on Form 10-K (“2009 10-K”).

Revenue Recognition and Accounts Receivable

We recognize revenue when persuasive evidence of a sales arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable. We generally are able to ensure that products meet customer specifications prior to shipment. If we are unable to determine that the product has met the specified objective criteria prior to shipment or if title has not transferred because of shipping terms, the revenue is considered “unearned” and is deferred until the revenue recognition criteria are met.

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

	Three months ended June 30		Nine months ended June 30
	2010	2009 (1)	2010	2009 (1)
Core Segment
Rubber Blacks Business	60%	55%	60%	60%
Supermetals Business	7%	8%	6%	7%
Performance Segment	27%	30%	28%	27%
New Business Segment	3%	3%	3%	3%
Specialty Fluids Segment	3%	4%	3%	3%

(1)

Beginning with the third quarter of fiscal 2010, management no longer allocates its corporate adjustment for unearned revenue to its segments. Prior periods have been recast to conform to the new allocation. This change had an immaterial impact on segment revenue and segment income (loss) for all periods presented.

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

We maintain allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the first nine months of fiscal 2010 and 2009 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

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

As of June 30, 2010, our goodwill balance is allocated between two reporting units: Rubber Blacks, $26 million, and Fumed Metal Oxides, $9 million. There have been no goodwill impairment charges during the periods presented in these financial statements.

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

Assets and liabilities measured at fair value are classified in the fair value hierarchy based on the inputs used for valuation. Assets that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued based on quoted prices for similar assets or liabilities in active markets, or standard pricing models using observable inputs are classified as Level 2. As of June 30, 2010, we have no assets or liabilities carried at fair value that are valued using unobservable inputs and, therefore, no assets or liabilities that are classified as Level 3. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to our total equity, as of June 30, 2010.

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

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $104 million and $119 million higher as of June 30, 2010 and September 30, 2009, respectively. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales, thereby reducing our profitability. If, however, we were using a FIFO method, our purchases from earlier periods, which were at lower prices, would instead be the first charged to cost of sales, thereby increasing our profitability.

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

During the three and nine months ended June 30, 2010, inventory quantities were reduced at our U.S. Supermetals site. These reductions led to a liquidation of LIFO inventory quantities that resulted in a decrease in cost of goods sold of $8 million and $15 million, respectively, and an increase in net income of $5 million ($0.08 per diluted common share) and $9 million ($0.15 per diluted common share), respectively, for the three and nine months ended June 30, 2010. During the three and nine months ended June 30, 2009, inventory quantities were also reduced at our U.S. Rubber Blacks and Performance Products sites. These reductions led to a liquidation of LIFO inventory quantities that resulted in a decrease in cost of goods sold of approximately $1 million and $5 million, respectively, and an increase in net income of approximately $1 million ($0.01 per diluted common share) and $3 million ($0.05 per diluted common share), respectively, for the three and nine months ended June 30, 2009.

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

II. Results of Operations

The following discussion of results includes information on our reportable segment sales and segment (or business) operating profit (loss) before tax (“PBT”). We present total segment PBT as a non-GAAP financial measure but not as a replacement for income (loss) from operations before income taxes and equity in net income of affiliated companies, the most directly comparable GAAP financial measure. In calculating segment PBT we exclude certain items, meaning items that are significant and unusual or infrequent, as these amounts are not believed to reflect the true underlying business performance. In addition, in calculating segment PBT we include equity in net income of affiliated companies, royalties paid by equity affiliates and noncontrolling interests but exclude interest expense, foreign currency transaction gains and losses, interest income, dividend income, unearned revenue and unallocated corporate costs. Our Chief Operating Decision-Maker uses segment PBT to evaluate changes in the operating results of each segment and to allocate resources to the segments. We believe that this non-GAAP measure also assists our investors in evaluating the changes in our results and performance. A reconciliation of segment PBT to income (loss) from operations is set forth below.

When discussing our business activities we use several terms. The term “operating expenses” means fixed manufacturing costs, including utilities. The term “LIFO” includes two factors: (i) the impact of current inventory costs being recognized immediately in cost of goods sold (“COGS”) under a last-in first-out method, compared to the older costs that would have been included in COGS under a first-in first-out method (“COGS impact”); and (ii) the impact of reductions in inventory quantities, causing historical inventory costs to flow through COGS (“liquidation impact”). The term “contract lag” refers to the time lag of the price adjustments in certain of our rubber blacks supply contracts to account for changes in feedstock costs and, in some cases, changes in other relevant costs. The term “service mix” refers to the positive or negative impact on revenue or profitability during a period from changes in the combination of job type, customers and prices in the Specialty Fluids Segment. The term “product mix” refers to the various types and grades, or mix, of products sold in a particular business or segment during the period, and the positive or negative impact of that mix on the revenue or profitability of the business or segment.

In accordance with new accounting guidance, previous references to “minority interest in net income, net of tax” have been changed to “net income (loss) attributable to noncontrolling interests, net of tax”. This represents the means by which the non-controlling shareholders’ portion of the income or loss in our consolidated joint ventures is removed from our consolidated statement of operations.

Third Quarter and First Nine Months Fiscal 2010 versus Third Quarter and First Nine Months Fiscal 2009—Consolidated

Net Sales and Gross Profit

	Three months ended		Nine months ended
	June 30		June 30
	2010	2009	2010	2009
	(Dollars in millions)
Net sales and other operating revenues	$753	$511	$2,144	$1,633
Gross profit	$154	$68	$430	$155

The $242 million increase in net sales from the third quarter of fiscal 2009 to the third quarter of fiscal 2010 was due primarily to higher volumes ($109 million) from stronger demand in our key end markets, higher selling prices and favorable product mix ($101 million) and the favorable effect of foreign currency translation ($8 million). For the first nine months of fiscal 2010, the $511 million increase in net sales from the first nine months of fiscal 2009 was due primarily to higher volumes ($402 million) from stronger end market demand, higher selling prices and favorable product mix ($20 million) and the favorable effect of foreign currency translation ($64 million).

Gross profit increased by $86 million in the third quarter and by $275 million in the first nine months of fiscal 2010, when compared to the third quarter and first nine months of fiscal 2009. The increase in the third quarter of fiscal 2010 was principally due to higher volumes, higher unit margins from price increases, an improved product mix and the unfavorable effect of older high cost inventory in the third quarter of fiscal 2009 that did not recur in the same period of fiscal 2010. Additionally, the third quarter of fiscal 2010 benefited from the application of LIFO accounting relative to an unfavorable impact in the same quarter of fiscal 2009. For the first nine months of fiscal 2010, the increase in gross profit when compared to the same period of fiscal 2009 was principally driven by higher volumes, lower operating expenses resulting from our restructuring program, and higher unit margins from the unfavorable effect of older high cost inventory that affected results in the first nine months of fiscal 2009 but did not recur in the same period of fiscal 2010. Partially offsetting these favorable factors was the absence of contract lag benefits that had favorably affected the first nine months of fiscal 2009 but did not recur in the first nine months of fiscal 2010.

During the third quarter of fiscal 2010, we recorded charges of $12 million, pre-tax, associated with the closure of our carbon black facility in Thane, India that reduced gross profit, compared to $18 million, pre-tax, of restructuring related charges that were recorded in the same period of fiscal 2009. During the first nine months of fiscal 2010, we recorded charges of $23 million, pre-tax, associated with our restructuring activities that reduced gross profit, compared to $59 million, pre-tax, of restructuring related charges that were recorded in the same period of fiscal 2009.

Selling and Administrative Expenses

	Three months ended		Nine months ended
	June 30		June 30
	2010	2009	2010	2009
	(Dollars in millions)
Selling and administrative expenses	$61	$50	$189	$160

Selling and administrative expenses increased by $11 million in the third quarter and $29 million in the first nine months of fiscal 2010 when compared to the same periods in fiscal 2009. The comparative increases are principally due to substantially lower fiscal 2009 spending levels from cost saving measures implemented at the onset of the global economic downturn. Additionally, in the third quarter of fiscal 2010 we recorded $2 million, pre-tax, of restructuring charges compared to $1 million, pre-tax, in the third quarter of fiscal 2009. For the first nine months of fiscal 2010, we recorded $15 million, pre-tax, of such charges compared to $5 million, pre-tax, in the first nine months of fiscal 2009.

Research and Technical Expenses

	Three months ended		Nine months ended
	June 30		June 30
	2010	2009	2010	2009
	(Dollars in millions)
Research and technical expenses	$16	$16	$53	$53

Research and technical expenses were flat in the third quarter and first nine months of fiscal 2010 when compared to the same periods of fiscal 2009. Although we maintained our spending levels in the fiscal 2010 periods relative to fiscal 2009, we reduced or eliminated spending on some projects and increased our focus on investing in new business and process research opportunities that we believe have a higher value.

Interest Expense

	Three months ended		Nine months ended
	June 30		June 30
	2010	2009	2010	2009
	(Dollars in millions)
Interest Expense	$10	$6	$30	$23

Interest expense increased by $4 million and $7 million in the third quarter and first nine months of fiscal 2010, respectively, when compared to the third quarter and first nine months of fiscal 2009 primarily due to higher average interest rates.

Other Income (Expense)

	Three months ended		Nine months ended
	June 30		June 30
	2010	2009	2010	2009
	(Dollars in millions)
Other income (expense)	$2	$2	$(2)	$(13)

Other income (expense) was $2 million in the third quarter of fiscal 2010 and 2009, and consists primarily of foreign currency gains, including the one time gain of $1 million relating to a change in the exchange rate for the Venezuelan Bolivar in the third quarter of fiscal 2010.

The $11 million improvement in other income (expense) in the first nine months of fiscal 2010 compared to the same period of fiscal 2009 was due principally to a $10 million improvement in foreign currency gains (losses) and a $2 million charge related to the repatriation of a portion of our Bolivars held in Venezuela which unfavorably affected results for the first nine months of fiscal 2009.

Effective Tax Rate

During the third quarter of fiscal 2010, we recorded a tax provision of $20 million for an overall tax rate of 29%. This amount included net tax benefits of $1 million from audit settlements, $2 million from the recognition of tax credits in China, $1 million related to the timing of losses in certain jurisdictions, and $1 million for the refund of taxes in Australia and India. The tax provision also included charges of $3 million from a cumulative rate adjustment and $1 million from return to provision adjustments in the U.S. Excluding these factors and the impact of the closure of our carbon black facility in Thane, India, the operating tax rate for the third quarter of fiscal 2010 would have been approximately 25%. In the third quarter of fiscal 2009, we recorded a tax provision of $7 million. This amount included net tax benefits of $2 million from tax return to provision adjustments in the U.S. and China and $1 million from audit settlements. The tax provision also included charges of $2 million from a cumulative rate adjustment and $9 million primarily attributable to the timing of losses in certain locations.

For the first nine months of fiscal 2010 income tax expense was $30 million as compared to a tax benefit of $23 million for the first nine months of fiscal 2009. The increase in tax expense was due primarily to an increase in earnings.

We are currently under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2010, which may impact our tax expense and effective tax rate going forward. We expect our tax rate for net income from continuing operations for fiscal 2010 to be between 20% and 22%. Excluding the impact of discrete items and restructurings, we expect our operating tax rate for fiscal 2010 to be between 25% and 27%.

Net income (loss) attributable to noncontrolling interests, net of tax

	Three months ended		Nine months ended
	June 30		June 30
	2010	2009	2010	2009
	(Dollars in millions)
Net income (loss) attributable to noncontrolling interests, net of tax	$4	$3	$13	$(1)

For the third quarter and first nine months of fiscal 2010, the increases in net income (loss) attributable to noncontrolling interests are principally due to the improved profitability of our joint ventures from higher volumes and unit margins. During the first nine months of fiscal 2009, our joint ventures, in total, experienced losses, primarily driven by lower volumes and compressed unit margins. This, in turn, led to the noncontrolling shareholders in these ventures absorbing a portion of these losses, resulting in a benefit to our consolidated statement of operations.

Net income attributable to Cabot Corporation

We reported net income for the third quarter and first nine months of fiscal 2010 of $47 million and $119 million ($0.72 and $1.81 per diluted common share), respectively, compared to net losses of $12 million and $66 million (losses of $0.19 and $1.06 per diluted common share) in the third quarter and first nine months of fiscal 2009, respectively.

Third Quarter and First Nine Months Fiscal 2010 versus Third Quarter and First Nine Months Fiscal 2009—By Business Segment

Total segment PBT, certain items, other unallocated items (which includes unallocated corporate costs), and income (loss) from operations before income taxes for the three and nine months ended June 30, 2010 and 2009 are set forth in the table below.

	Three months ended		Nine months ended
	June 30		June 30
	2010	2009	2010	2009
	(Dollars in millions)
Total segment PBT	$101	$29	$265	$37
Certain items	(15)	(19)	(41)	(67)
Other unallocated items	(16)	(12)	(67)	(62)

Income (loss) from operations before income taxes	$70	$(2)	$157	$(92)

For the third quarter of fiscal 2010, the $72 million increase in total segment PBT was due principally to: i) higher volumes ($58 million) from improved demand in the tire, automotive, construction and electronics markets; ii) higher unit margins ($14 million) from increased prices, a favorable product mix and the impact of older high cost inventories in the third quarter of fiscal 2009 that did not recur in the same period of fiscal 2010, partially offset by higher carbon black feedstock costs; and iii) the benefit from LIFO accounting relative to an unfavorable impact in the same quarter of fiscal 2009 ($15 million). These positive factors were partially offset by comparatively higher selling, technical and administrative costs in the third quarter of fiscal 2010 ($7 million) relative to low fiscal 2009 spending levels and the unfavorable impact of foreign currency translation ($3 million).

For the first nine months of fiscal 2010, the $228 million increase in total segment PBT was driven by: i) higher volumes ($167 million) from higher end market demand; ii) higher unit margins ($91 million) from increased prices, a favorable product mix and the impact of older high cost inventories in the first nine months of fiscal 2009 that did not recur in the same period of fiscal 2010; iii) lower operating expenses from the restructuring actions we implemented during fiscal 2009; iv) the benefit of improved performance in our New Business Segment ($6 million); and v) the benefit of foreign currency translation ($6 million). These positive factors were partially offset by unfavorable contract lag ($33 million) and LIFO ($10 million) comparisons relative to the first nine months of fiscal 2009 and higher selling, technical and administrative costs in the first nine months of fiscal 2010 ($13 million) relative to low fiscal 2009 levels.

In January 2009, we initiated a restructuring of our operations aimed at reducing our fixed costs by $80 million relative to fiscal 2008 levels. The actions associated with this restructuring began benefiting results during the third quarter of fiscal 2009. During the first nine months of fiscal 2010, largely due to the benefits of these actions, we realized lower net fixed costs when compared to the same period of fiscal 2009.

The LIFO impact on PBT for the third quarter and first nine months of fiscal 2010 as well as the split of liquidation and COGS impacts for the comparative periods are shown below:

	Three months ended		Nine months ended
	June 30		June 30
	2010	2009	2010	2009
	(Dollars in millions)
Liquidation impact	$8	$1	$15	$5
COGS impact	3	(5)	—	20

Total LIFO impact on PBT	$11	$(4)	$15	$25

Certain Items:

Details of the certain items for the third quarter and first nine months of fiscal 2010 and 2009 are as follows:

	Three months ended		Nine months ended
	June 30		June 30
	2010	2009	2010	2009
	(Dollars in millions)
Environmental reserves and legal settlements	$(1)	$—	$(2)	$—
Recovery of previously impaired investment	—	—	1	—
Long-lived asset impairment	—	—	(2)	(1)
Restructuring initiatives:
Global	—	(19)	(24)	(65)
Closure of Thane, India facility	(14)	—	(14)	—
Other	—	—	—	(1)

Total certain items, pre-tax	$(15)	$(19)	$(41)	$(67)

In the third quarter and first nine months of fiscal 2010, $15 million and $41 million, pre-tax, respectively, of charges principally related to restructuring initiatives were recorded as certain items. In the same periods of fiscal 2009, $19 million and $67 million, pre-tax, respectively, of charges principally from restructuring activities were recorded as certain items.

Other Unallocated Items:

	Three months ended		Nine months ended
	June 30		June 30
	2010	2009	2010	2009
	(Dollars in millions)
Interest expense	$(10)	$(6)	$(30)	$(23)
Equity in net income of affiliated companies	(1)	—	(5)	(2)
Unallocated corporate costs	(9)	(7)	(30)	(22)
Foreign currency transaction gains (losses) and other	4	1	(2)	(15)

Total	$(16)	$(12)	$(67)	$(62)

Charges related to Other Unallocated Items increased by $4 million in the third quarter of fiscal 2010 when compared to the third quarter of fiscal 2009 due principally to increased interest expense and unallocated corporate costs, partially offset by lower losses on foreign currency transactions. For the first nine months of fiscal 2010, charges related to Other Unallocated Items increased by $5 million due principally to increased interest expense and unallocated corporate costs, partially offset by lower losses on foreign currency transactions, including an intercompany loan in Brazil denominated in U.S. dollars.

Core Segment

Sales and PBT for the Rubber Blacks and Supermetals Businesses, which together comprise the Core Segment, for the third quarter and first nine months of fiscal 2010 and 2009 are as follows:

	Three months ended		Nine months ended
	June 30		June 30
	2010	2009	2010	2009
	(Dollars in millions)
Rubber Blacks Business Sales	$437	$274	$1,247	$940
Supermetals Business Sales	47	38	128	106

Total Sales	$484	$312	$1,375	$1,046

Rubber Blacks Business PBT	$41	$11	$122	$15
Supermetals Business PBT	14	3	23	—

Total PBT	$55	$14	$145	$15

Rubber Blacks Business

Sales in the Rubber Blacks Business increased by $163 million in the third quarter of fiscal 2010 when compared to the same period of fiscal 2009. The increase was driven by the impact of higher volumes ($60 million) from stronger demand in the tire and automotive markets, higher prices and a favorable product mix ($90 million) and the favorable effect of foreign currency translation ($9 million). For the first nine months of fiscal 2010, sales increased by $307 million when compared to the same period of fiscal 2009 driven principally by higher volumes ($238 million), higher prices and a favorable product mix ($18 million) and the favorable effect of foreign currency translation ($46 million).

Rubber Blacks PBT increased by $30 million in the third quarter of fiscal 2010 relative to the third quarter of fiscal 2009. Improved demand in the tire and automotive markets drove 22% higher volumes and benefited results by $21 million. Unit margins increased ($13 million), despite higher feedstock costs, due to higher pricing, a favorable product mix and the impact of older, high cost inventories in the third quarter of fiscal 2009 that did not recur in the same period of fiscal 2010. Partially offsetting these positive factors were higher selling, technical and administrative expenses in the third quarter of fiscal 2010 ($5 million) relative to the low spending levels in the same period of fiscal 2009.

For the first nine months of fiscal 2010, Rubber Blacks PBT increased by $107 million when compared to the same period of fiscal 2009. The profit increase was principally driven by higher volumes ($70 million), higher unit margins ($70 million) from higher pricing, a favorable product mix and the impact of older high cost inventories in the first nine months of fiscal 2009 that did not recur in the same period of fiscal 2010. Additionally, the business benefited from lower operating expenses from the restructuring actions taken during fiscal 2009 and from payments associated with the achievement of certain milestones in our Cabot Elastomer Composites business development efforts. These positive factors were partially offset by unfavorable contract lag and LIFO comparisons relative to the first nine months of fiscal 2009 ($43 million) and higher selling, technical and administrative expenses ($8 million).

Historically, our rubber blacks supply contracts have provided for a price adjustment on the first day of each quarter to account for changes in feedstock costs and, in some cases, changes in other relevant costs. These feedstock adjustments have been based upon the average of a relevant index over a three-month period that is calculated in the month preceding the quarter, with the result that there is a four month lag in the time when prices are adjusted for feedstock costs. We have been reducing this time delay in our contracts and, during the third quarter and first nine months of fiscal 2010 the contract lag impact was not material to our business results. During the first nine months of fiscal 2009, however, we experienced a $28 million contract lag benefit leading to the unfavorable $33 million comparison.

Supermetals Business

Sales in the Supermetals Business increased by $9 million and $22 million in the third quarter and first nine months of fiscal 2010, respectively, when compared to the same periods of fiscal 2009. The impact of higher volumes ($14 million in the third quarter and $31 million in the first nine months) from increased demand in the electronics markets was partially offset by lower prices ($6 million and $12 million in the third quarter and first nine months, respectively).

PBT in the Supermetals Business increased by $11 million and $23 million in the third quarter and first nine months of fiscal 2010 when compared to the same periods of fiscal 2009. The increases in both periods were principally due to higher volumes ($6 million and $15 million in the third quarter and first nine months, respectively) driven by stronger demand from ongoing recovery in the electronics industry and lower manufacturing costs from actions taken over the past year to reposition the business ($5 million and $7 million in the third quarter and first nine months, respectively). During the third quarter and first nine months of fiscal 2010 the business benefited from lower ore costs associated with LIFO accounting ($8 million and $15 million, respectively) relative to the third quarter and first nine months of fiscal 2009. These favorable factors were partially offset by lower pricing of $6 million in the third quarter and $12 million in the first nine months of fiscal 2010 when compared to the same periods of fiscal 2009.

Performance Segment

Sales and PBT for the Performance Segment for the third quarter and first nine months of fiscal 2010 and 2009 are as follows:

	Three months ended		Nine months ended
	June 30		June 30
	2010	2009	2010	2009
	(Dollars in millions)
Performance Products Business Sales	$137	$100	$401	$291
Fumed Metal Oxides Business Sales	63	52	186	145

Segment Sales	$200	$152	$587	$436

Segment PBT	$35	$10	$101	$13

Sales in the Performance Segment increased by $48 million in the third quarter of fiscal 2010 when compared to the third quarter of fiscal 2009. The increase was driven principally by higher volumes ($29 million) from stronger global demand in the automotive, infrastructure and electronics markets and higher prices and a favorable product mix ($19 million). For the first nine months of fiscal 2010, sales increased by $151 million when compared to the same period of fiscal 2009 due primarily to higher volumes ($120 million), higher prices and a favorable product mix ($17 million) and the favorable effect of foreign currency translation ($13 million).

PBT in the Performance Segment in the third quarter of fiscal 2010 increased by $25 million when compared to the third quarter of fiscal 2009 driven by higher volumes ($16 million), resulting from increased demand, and higher unit margins ($12 million). Volumes in the Performance Products and Fumed Metal Oxides Businesses increased by 18% and 21%, respectively, in the third quarter of fiscal 2010 when compared to the third quarter of fiscal 2009. Higher margins resulted from: i) higher prices; ii) a favorable product mix; iii) the impact of older high cost inventories in the third quarter of fiscal 2009 that did not recur in the same period of fiscal 2010; and iv) a favorable LIFO impact. These factors more than offset higher relative feedstock costs when compared to the same period last year. Additionally, selling, technical and administrative expenses were higher in the third quarter of fiscal 2010 ($2 million) when compared to the low spending levels in the same period of fiscal 2009.

For the first nine months of fiscal 2010 profitability increased by $88 million when compared to the same period of fiscal 2009. The improvement was driven principally by higher volumes ($59 million), higher margins ($34 million) as a result of higher prices, a favorable product mix and the impact of older high cost inventories in the first nine months of fiscal 2009 that did not recur in the same period of fiscal 2010. Additionally, the business benefited from lower operating costs associated with the restructuring actions implemented in fiscal 2009. Partially offsetting these factors was a $14 million unfavorable LIFO comparison in the first nine months of fiscal 2010 relative to the same period of fiscal 2009.

New Business Segment

Sales and PBT for the New Business Segment for the third quarter and first nine months of fiscal 2010 and 2009 are as follows:

	Three months ended		Nine months ended
	June 30		June 30
	2010	2009	2010	2009
	(Dollars in millions)
Inkjet Colorants Business Sales	$15	$10	$43	$32
Aerogel Business Sales	8	2	16	11
Superior MicroPowders Sales	2	2	5	5

Segment Sales	$25	$14	$64	$48

Segment PBT	$—	$(4)	$(2)	$(8)

Sales in the New Business Segment in the third quarter of fiscal 2010 increased by $11 million when compared to the third quarter of fiscal 2009. Increases in the Inkjet Colorants and Aerogel Businesses from higher demand in the small office, home office inkjet printing and oil and gas insulation markets, respectively, drove the comparative revenue increases. For the first nine months of fiscal 2010, sales increased by $16 million when compared to the same period of fiscal 2009, driven principally by higher revenues in the Inkjet Colorants and Aerogel Businesses. Beginning in fiscal 2009 we refocused our business development efforts on our highest value opportunities in an effort to grow revenues more rapidly and are seeing the benefits of these efforts in fiscal 2010.

Profitability in the New Business Segment improved by $4 million and $6 million in the third quarter and first nine months of fiscal 2010, respectively, when compared to the same periods of fiscal 2009. The increases were driven principally by increased sales.

Specialty Fluids Segment

Sales and PBT for the Specialty Fluids Segment for the third quarter and first nine months of fiscal 2010 and 2009 are as follows:

	Three months ended		Nine months ended
	June 30		June 30
	2010	2009	2010	2009
	(Dollars in millions)
Segment Sales	$22	$19	$52	$45

Segment PBT	$11	$9	$21	$17

Sales in the Specialty Fluids Segment increased by $3 million and $7 million in the third quarter and first nine months of fiscal 2010, respectively, when compared to the same periods of fiscal 2009. The increase in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 is due principally to a strong level of drilling activity in the North Sea and higher rental revenues. The increase in the first nine months of fiscal 2010 compared to the same period of fiscal 2009 is due principally to higher rental revenues and a favorable service mix.

In the third quarter of fiscal 2010, PBT increased by $2 million when compared to the third quarter of fiscal 2009. The increase was due principally to a strong level of drilling activity in the North Sea and higher rental revenues. For the first nine months of fiscal 2010, profitability increased by $4 million from a strong level of drilling activity, higher rental revenue and a favorable service mix, including increased business generated from regions beyond the North Sea. For the first nine months of fiscal 2010, these favorable factors were partially offset by unfavorable utilization variances ($3 million) from the curtailment of operations at our manufacturing facility in Manitoba, Canada. The facility was operating at normal levels during most of fiscal 2009 but was curtailed during the first four months of fiscal 2010.

III. Cash Flow and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, increased by $32 million during the first nine months of fiscal 2010. The increase was primarily attributable to our new committed unsecured revolving credit agreement. At June 30, 2010, we had cash and cash equivalents of $295 million, and current availability under our revolving credit agreement and other committed credit facilities of approximately $501 million.

In June 2010, we entered into a new committed unsecured revolving credit agreement. The new credit agreement provides for a $450 million revolving credit facility through June 2014 and replaces our previous credit facility which was scheduled to expire in August 2010. The new credit agreement contains an option, subject to the lenders’ approval, to increase the facility to $525 million. All borrowing under the new credit facility will be based on floating interest rates. Previously issued letters of credit in the aggregate amount of approximately $26 million are treated as issued under the new facility. We plan to use the new credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, and acquisitions. The new credit facility contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants in the new credit facility include interest coverage, debt-to-EBITDA and subsidiary debt to total capitalization ratios. As of June 30, 2010, we were in compliance with all applicable covenants.

We anticipate sufficient liquidity from cash on hand, cash flows from operating activities and access to existing credit facilities to meet our operational needs and financial obligations for the foreseeable future. Our liquidity derived from cash flows from operations is, to a large degree, predicated on our ability to collect our receivables in a timely manner, the cost of our raw materials, and our ability to manage inventory levels.

The following discussion of the changes in our cash balance refers to the various sections of our consolidated statements of cash flows.

Cash Flows from Operating Activities

Cash provided by operating activities, which consists of net income adjusted for the various non-cash items included in earnings, changes in working capital and changes in certain other balance sheet accounts, totaled $99 million in the first nine months of fiscal 2010 compared to $317 million of cash generated from operating activities during the same period of fiscal 2009. The principal drivers of the cash provided by operations in the first nine months of fiscal 2010 were $132 million of net income plus $107 million of depreciation and amortization and $22 million of non-cash compensation, offset by a $142 million increase in receivables due to higher sales volumes and pricing, a $9 million increase in inventories to keep pace with higher sales volumes, and a $11 million decrease in income taxes payable. The principal drivers of the cash generated from operations in the first nine months of fiscal 2009 were a $230 million decrease in receivables due to lower pricing as a result of lower carbon black feedstock costs, lower sales volumes, and receivables collections, and a $183 million decrease in inventories due to reductions in inventory levels and declines in carbon black feedstock costs. These sources of cash were partially offset by the use of cash for accounts payable and accrued liabilities due to the timing of certain payments.

Restructurings

As of June 30, 2010, we had $22 million of restructuring costs in accrued expenses in the consolidated balance sheet related to our 2009 Global Restructuring Plan and the closure of the Thane, India facility. We have made cash payments of $30 million during fiscal 2010 related to these plans. For both of these restructuring initiatives, we expect to make cash payments of approximately $8 million during the remainder of fiscal 2010 and approximately $25 million thereafter.

Environmental and Litigation

We have recorded a $7 million reserve on a discounted basis ($7 million on an undiscounted basis) as of June 30, 2010 for environmental remediation costs at various sites. These sites are primarily associated with businesses divested in prior years. Additionally, as of June 30, 2010, we have recorded a $12 million reserve on a discounted basis ($22 million on an undiscounted basis) for respirator claims. We anticipate that these expenditures will be made over a number of years, and will not be concentrated in any one year. We also have other litigation costs associated with lawsuits arising in the ordinary course of business including claims filed against us in connection with certain discontinued operations.

Venezuela

Overview

We own 48% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of June 30, 2010 these subsidiaries carried the operating affiliate investment of $24 million, and held 13 million Bolivars in cash and dividends receivable.

The following provides a synopsis of recent currency related events in Venezuela and their impact on our financial statements:

Fourth quarter fiscal 2009

Continued political and economic uncertainty in Venezuela led us to decide in the fourth quarter of fiscal 2009 to repatriate the majority of our cash from our subsidiaries using several available mechanisms, as exchange through the Venezuelan central bank (“CADIVI”) process was uncertain. This repatriation was completed in the first quarter of fiscal 2010. We also began to remeasure any remaining Bolivar denominated cash balances and Bolivar denominated dividends receivable held in our subsidiaries using the parallel rate at the end of the reporting period, which was 5.55 Bolivars to the U.S. Dollar (B/$) as of September 30, 2009. This was necessary as it was our intention to repatriate those monies as soon as practicable and we believed that the official exchange rate sanctioned by the Venezuelan government would not be available to us for the purpose of dividend repatriation. This remeasurement resulted in a $6 million charge through other income (expense) within the consolidated statement of operations in the fourth quarter of fiscal 2009.

Second quarter of fiscal 2010

In January 2010, the Venezuelan government announced a devaluation of the Bolivar from 2.15 B/$ to two official rates through CADIVI, an essentials rate at 2.60 B/$ and a non-essentials rate at 4.30 B/$. The latter rate is the rate that we believe would continue to be available to the operating affiliate to transact its ordinary activities. Given that we had determined, as of January 1, 2010, that the Venezuelan economy was highly inflationary, as of the second quarter of fiscal 2010 we began to remeasure all transactions of the operating affiliate denominated in Bolivars to U.S. Dollars using the non-essentials rate of 4.30 B/$. This decision gave rise to a gain of $1 million in our second quarter of fiscal 2010, because of the net monetary liability position of the operating affiliate. The parallel market (which was transacting at 7.0 B/$ as of March 31, 2010) continued to be operational for repatriation transactions, and accordingly drove the remeasurement rate of the Bolivar denominated monetary assets held by our subsidiaries.

Third quarter of fiscal 2010

In May 2010, the Venezuelan government eliminated the use of the parallel market, and subsequently established an officially sanctioned and regulated secondary market. This market, “SITME”, which effectively transacts at 5.3 B/$, operates in addition to the two official CADIVI rates and is subject to restrictions which preclude us from utilizing this market to remit dividends.

As of June 30, 2010 the subsidiaries hold 5 million Bolivars in cash from dividends paid, and 8 million Bolivars in dividends receivable from the operating affiliate. We still intend to convert substantially all Bolivars to U.S. Dollars as soon as practicable. However, with the closure of the parallel market, we do not have a mechanism by which we may convert and remit our Bolivar holdings. Accordingly we remeasured the Bolivar denominated cash and dividends receivable at the CADIVI non-essentials rate of 4.30 B/$, resulting in the recognition of a $1 million gain in the third quarter of fiscal 2010 through other income (expense) within the consolidated statement of operations. Any change in the CADIVI official rate or opening of additional parallel markets could result in additional gains or losses on the Bolivar denominated assets held by our subsidiaries.

While the events relating to the parallel market did not have a material impact on our operating affiliate we continue to monitor developments in Venezuela and their potential impact on the operating affiliate. We use a discounted cash flow model to determine if investments are impaired. Critical considerations of the model include the profitability of the operating affiliate and our ability to repatriate the earnings. Based on the profitability of the operating affiliate, and uncertainty concerning the continuation of the current currency restrictions, we do not believe that our investment in the operating entity is impaired.

Cash Flows from Investing Activities

Cash flows from investing activities consumed $57 million of cash in the first nine months of fiscal 2010 compared to $79 million in the first nine months of fiscal 2009. During the first nine months of fiscal 2010, capital expenditures were $57 million, primarily related to maintenance and replacement capital for our operating facilities, investments in energy recovery technology, the completion of our newly commissioned masterbatch facility in Dubai, expansion of our manufacturing footprint in the Asia Pacific region and capital spending required for process technology and product differentiation projects. During the first nine months of fiscal 2009, cash consumption included capital expenditures of $75 million comprised of residual spending to complete rubber blacks capacity expansion at an existing facility in China and energy centers at other rubber blacks facilities and an investment of $3 million in a joint venture located in China.

Cash Flows from Financing Activities

Financing activities used $39 million of cash during the first nine months of fiscal 2010 and used $191 million of cash during the same period of fiscal 2009. In the first nine months of fiscal 2010, financing cash outflows were primarily driven by dividend payments of $35 million. During the first nine months of fiscal 2009, financing cash flows were primarily driven by the net reduction in debt of $145 million and dividend payments of $35 million.

Purchase Commitments

We have entered into long-term purchase agreements primarily for the purchase of raw materials and natural gas. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at June 30, 2010.

	Payments Due by Fiscal Year
	Remainder of fiscal 2010	2011	2012	2013	2014	Thereafter	Total

	(Dollars in millions)
Core Segment:
Rubber Blacks Business	$53	$174	$142	$131	$121	$1,208	$1,829
Supermetals Business	—	13	13	13	3	—	42
Performance Segment	6	20	18	17	18	117	196
Specialty Fluids Segment	1	1	—	—	—	—	2
Other	—	1	—	—	—	—	1

Total	$60	$209	$173	$161	$142	$1,325	$2,070

Off-balance sheet arrangements

Cabot has no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations concerning the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with the closing of our manufacturing facility in Thane, India and our 2009 restructuring initiative; the expected benefits of a restructing; the amount and timing of payments associated with environmental remediation and respirator claims; the outcome of pending litigation; our expected tax rate for fiscal 2010; cash requirements and uses of available cash; and our ability to meet cash requirements for the foreseeable future.

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

Information about market risks for the period ended June 30, 2010 does not differ materially from that discussed under Item 7A of our fiscal 2009 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2010 and September 30, 2009, there were approximately 45,000 and 47,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. The number of claimants at September 30, 2009 has been adjusted from the number stated in prior reports to reflect a reclassification of pending cases that occurred during the third quarter of fiscal 2010. We have a reserve to cover our expected share of liability for existing and future respirator liability claims. The book value of the reserve at June 30, 2010 was $12 million on a discounted basis ($22 million on an undiscounted basis). Cash payments related to this liability were $1 million and $2 million in the first nine months of fiscal 2010 and fiscal 2009, respectively.

Beryllium Claims

As described in our 2009 10-K, we have been a party to several actions in connection with our discontinued beryllium operations in Reading, Pennsylvania. We entered the beryllium industry through an acquisition in 1978. We ceased manufacturing beryllium products at one of the acquired facilities in 1979, and the balance of our former beryllium business was sold to NGK Metals, Inc. (“NGK”) in 1986. The actions involve claims for personal injury and medical monitoring relating to alleged contact with beryllium in various ways and are pending in state court in Pennsylvania, and, until the third quarter of fiscal 2010, the Third Circuit Court of Appeals and the Superior Court of California for Los Angeles County. In June 2010, we were dismissed with prejudice from the cases pending in the Superior Court of California, all of which involved claims for medical monitoring. Also in June 2010, the Third Circuit Court of Appeals affirmed the trial court’s grant of summary judgment in our favor in the Sheridan et al. v. NGK North America, Inc. et al., and Anthony v. Small Tube Manufacturing Corp., et al. class actions, which also involved claims for medical monitoring. In April 2010, we were served with two lawsuits filed in the Court of Common Pleas of Philadelphia County alleging personal injury as a result of residential exposure to beryllium: DeAngelo v. NGK Insulators Ltd. et al. and Herald v. NGK North America, Inc., et al. The plaintiffs in these cases seek compensatory and punitive damages in an unspecified amount in excess of the court’s minimum jurisdictional limit of $50,000. We believe we have valid defenses to all of the beryllium actions against us and will assert them vigorously. In addition, there is a contractual indemnification obligation running from NGK to Cabot in connection with many of these matters. While the outcome of litigation is uncertain, we do not believe that the ultimate disposition of these matters will have a material adverse effect on our consolidated financial position.

Gainesville, FL Environmental Matter

We are one of three defendants named in Parsons et al. v. Koppers, Inc., et al., an environmental lawsuit filed in United States District Court for the Northern District of Florida, Gainesville Division, on April 20, 2010. We have not been served in this lawsuit. The other two defendants are Koppers Inc. (“Koppers”) and Beazer East, Inc. (“Beazer”). The case was filed on behalf of certain residents living near the location of a now inactive manufacturing facility currently owned by Beazer, which was owned and operated by Koppers until late 2009, in Gainesville, Florida, and an adjacent property at which we formerly conducted manufacturing operations which ceased in 1966. The plaintiffs allege that the defendants are responsible for contamination on the plaintiffs’ property. They seek designation of a class of residents living within an approximately two-mile radius of the site, and creation of a community property remediation program and a medical monitoring program. The plaintiffs also seek compensatory and punitive damages in an unspecified amount in excess of the court’s minimum jurisdictional limit of $5 million. We believe that we have valid defenses to these claims and will assert them vigorously.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding the Company’s purchases of its equity securities during the quarter ended June 30, 2010.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 – April 30, 2010	2,640	$31.77	—	4,311,122
May 1, 2010 – May 31, 2010	145,902	$25.51	—	4,311,122
June 1, 2010 – June 30, 2010	3,500	$9.61	—	4,311,122

Total	152,042		—

(1)	On May 11, 2007, we publicly announced that the Board of Directors authorized us to repurchase five million shares of our common stock on the open market or in privately negotiated transactions. On September 14, 2007, the Board of Directors increased the share repurchase authorization to 10 million shares (the “2007 Authorization”). This authority does not have a set expiration date. We did not repurchase any shares under the 2007 Authorization during the third quarter of fiscal 2010.

In addition to the 2007 Authorization, the Board has authorized us to repurchase shares of restricted stock purchased by recipients of long-term incentive awards in 2006, 2007 and 2008 at any date on or after such shares vest, generally to satisfy tax withholding obligations that arise on the vesting of such shares and to satisfy associated loan repayment liabilities. The shares are repurchased from employees at fair market value. During the third quarter of fiscal 2010, we repurchased 116,742 shares from employees.

From time to time, we also repurchase shares of unvested restricted stock from employees whose employment is terminated before such shares vest. These shares are repurchased pursuant to the terms of our equity incentive plans and are not included in the shares repurchased under the authorizations described above. During the third quarter of fiscal 2010, we repurchased 35,300 forfeited shares pursuant to the terms of our equity incentive plans.

Item 6.	Exhibits

The following Exhibits are filed herewith:

Exhibit 10.1*	Summary of Non-Employee Directors Compensation

Exhibit 10.2	Credit Agreement, dated June 2, 2010, among Cabot Corporation, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, National Association, as Syndication Agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 99.1 of Cabot Corporation’s Current Report on Form 8-K dated June 2, 2010, file reference 1-5667, filed with the SEC on June 8, 2010).

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS**	XBRL Instance Document.

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB**	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

*	filed herewith
**	furnished herewith

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine months ended June 30, 2010 and 2009; (ii) the Consolidated Balance Sheets at June 30, 2010 and September 30, 2009; (iii) the Consolidated Statement of Cash Flows for the nine months ended June 30, 2010 and 2009; (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended June 30, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements, June 30, 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: August 9, 2010	By:	/s/ EDUARDO E. CORDEIRO
Eduardo E. Cordeiro
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: August 9, 2010	By:	/s/ JAMES P. KELLY
James P. Kelly
Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description
Exhibit 10.1*	Summary of Non-Employee Directors Compensation

Exhibit 10.2	Credit Agreement, dated June 2, 2010, among Cabot Corporation, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, National Association, as Syndication Agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 99.1 of Cabot Corporation’s Current Report on Form 8-K dated June 2, 2010, file reference 1-5667, filed with the SEC on June 8, 2010).

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS**	XBRL Instance Document.

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB**	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

*	filed herewith
**	furnished herewith

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine months ended June 30, 2010 and 2009; (ii) the Consolidated Balance Sheets at June 30, 2010 and September 30, 2009; (iii) the Consolidated Statement of Cash Flows for the nine months ended June 30, 2010 and 2009; (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended June 30, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements, June 30, 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.