Form 10-K
period 2010-09-30
CABOT CORP
filed 2010-11-29
CIK 16040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

or

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

Large accelerated filer  ☒                            Accelerated filer  ☐

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)     Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2010), the aggregate market value of the Registrant’s common stock held by non-affiliates was approximately $1,968,027,630. As of November 16, 2010, there were 65,388,164 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2011 Annual Meeting of Shareholders are incorporated by reference in Part III of this annual report on Form 10-K.

Information Relating to Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” under the Federal securities laws. These forward-looking statements include statements relating to our future business performance and overall prospects; demand for our products; the benefits we expect to receive and costs we expect to incur from our restructuring activities; when we expect commissioning of the expanded fumed silica manufacturing operations in Jiangxi Province, China to occur; when we expect additional capacity at our rubber blacks operations in Merak, Indonesia to become available; the adequacy of our supply of tantalum ore; our expectations for generating revenue in our Specialty Fluids Business from operations outside of the North Sea; the life of our pollucite ore reserves; our ability to generate revenue from our new business development efforts; the anticipated effect of the time lag in price adjustments that remain in certain of our carbon black supply contracts; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit facilities to fund our cash requirements; anticipated capital spending, including environmental-related capital expenditures; cash requirements and uses of available cash, including future cash outlays associated with long-term contractual obligations, restructurings, contributions to employee benefit plans, environmental remediation costs and future respirator liabilities; exposure to interest rate and foreign exchange risk; future benefit plan payments we expect to make; our expected tax rate for fiscal 2011; our ability to recover deferred tax assets; and the possible outcome of legal proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

Our products are generally based on technical expertise and innovation in one or more of our three core competencies: making and handling very fine particles; modifying the surfaces of very fine particles to alter their functionality; and designing particles to impart specific properties to a composite. We focus on creating particles with the composition, morphology, surface functionalities and formulations to support our customers’ existing and emerging applications.

We are organized into four business segments: the Core Segment, which is further disaggregated for financial reporting purposes into the Rubber Blacks and the Supermetals Businesses; the Performance Segment; the New Business Segment and the Specialty Fluids Segment. For operational purposes, we are also organized into three geographic regions: The Americas; Europe, Middle East and Africa; and Asia Pacific. The business segments are discussed in more detail later in this section. Financial information about our business segments appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below (“MD&A”) and in Note U of the Notes to our Consolidated Financial Statements in Item 8 below (“Note U”). Financial information about our sales and long-lived assets in certain geographic areas appears in Note U.

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

Sales and Customers

Sales of rubber blacks products are made by Cabot employees and through distributors and sales representatives. Sales to three major tire customers represent a material portion of the Rubber Blacks Business’s total net sales and operating revenues. The loss of any of these customers could have a material adverse effect on the Rubber Blacks Business. In fiscal 2010, sales to The Goodyear Tire and Rubber Company and its affiliates amounted to approximately 11% of Cabot’s consolidated revenues. We did not have sales during the fiscal year to any other customer in an amount equal to or greater than 10% of our consolidated revenues for the year.

Under appropriate circumstances, we have entered into supply contracts with certain customers, many of which have durations of at least one year. Many of these contracts provide for sales price adjustments to account for changes in relevant feedstock indices and, in some cases, changes in other relevant costs (such as the cost of natural gas). In fiscal 2010, approximately half of our rubber blacks volume was sold under supply contracts in effect during the fiscal year. The majority of the volumes sold under these contracts are sold to customers in North America and Western Europe.

Much of the rubber blacks we sell is used in automotive products and, therefore, our financial results may be affected by the cyclical nature of the automotive industry. However, a large portion of the market for our products is in replacement tires that historically have been less subject to automotive industry cycles.

Competition

We are one of the leading manufacturers of carbon black in the world. We compete in the manufacture of carbon black primarily with four companies with a global presence and a significant number of other companies which have a regional presence. Competition for products within the Rubber Blacks Business is based on product performance, quality, reliability, service, technical innovation, price, and logistics. We believe our technological leadership, global manufacturing presence, operations and logistics excellence and customer service provide us a competitive advantage.

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

Operations

We own, or have a controlling interest in, and operate plants that produce rubber blacks in Argentina, Brazil, Canada, China, Colombia, the Czech Republic, France, Indonesia, Italy, Japan, Malaysia, The Netherlands, and the United States. Our equity affiliates operate carbon black plants in Mexico and Venezuela. The following table shows our ownership interest as of September 30, 2010 in rubber blacks operations in which we own less than 100%:

Location	Percentage Interest
Shanghai, China	70% (consolidated subsidiary)
Tianjin, China	70% (consolidated subsidiary)
Valasske Mezirici (Valmez), Czech Republic	52% (consolidated subsidiary)
Cilegon and Merak, Indonesia	84.8% (consolidated subsidiary)
Port Dickson, Malaysia	51% (consolidated subsidiary)
Tampico, Mexico	40% (equity affiliate)
Valencia, Venezuela	47.5% (equity affiliate)

We continue to expand the manufacturing capacity of our Rubber Blacks Business in emerging markets. In fiscal 2009, we completed construction of and began operating two additional rubber blacks production units at our carbon black plant in Tianjin, China, increasing our capacity at that facility by 150,000 metric tons. In addition, we recently began a debottleneck project at our rubber blacks facility in Merak, Indonesia to increase our capacity in Indonesia by 20%, and expect commissioning of this additional capacity in mid-2011.

As part of our 2009 global restructuring plan, over the course of fiscal 2009 and 2010 we closed our manufacturing operations in Stanlow, U.K., and in Berre, France. In fiscal 2010, we also closed our manufacturing operations in Thane, India.

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

Sales and Customers

Sales are made primarily through Cabot employees. In fiscal 2010, sales to four capacitor materials customers represented a material portion of the total net sales and operating revenues of the Supermetals Business. The loss of any of these customers could have a material adverse effect on the Supermetals Business.

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

Raw Materials

Tantalum ore is the principal raw material used in this business. Until calendar 2009, we obtained a large portion of our raw materials under long-term supply contracts with third-parties and from a mine we own in Manitoba, Canada. During fiscal 2009 we suspended our tantalum mining operations. With our current ore inventory levels and other currently available sources of ore, we believe we have an adequate supply of raw material for this Business for the foreseeable future. We also are evaluating other supply options to meet future, long-term raw material needs.

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

Performance Segment

The Performance Segment is comprised of two product lines: specialty grades of carbon black and thermoplastic concentrates (referred to together as “performance products”); and fumed silica, fumed alumina and dispersions thereof (referred to together as “fumed metal oxides”). In each product line, we design, manufacture and sell materials that deliver performance in a broad range of customer applications across the automotive, construction and infrastructure, and electronics and consumer products sectors.

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

Sales and Customers

Sales of these products are made by Cabot employees and through distributors and sales representatives. Under appropriate circumstances, we have entered into long-term supply arrangements (those with an initial term longer than one year) with certain customers for sales of our products. In fiscal 2010, sales under these contracts accounted for approximately 25% of the Performance Segment’s revenue. For the performance products line of business, these contracts are with a broad number of customers. In contrast, sales under long-term contracts with two customers account for a substantial portion of the revenue of the fumed metal oxides line of business. The majority of volume sold under long-term contracts in the Performance Segment is sold to customers located in North America and Western Europe.

Competition

We are one of the leading manufacturers of carbon black in the world. We compete in the manufacture of carbon black primarily with four companies with a global presence and a significant number of other companies which have a regional presence. We are also a leading producer of thermoplastic concentrates in Europe, the Middle East and Asia. We are a leading producer and seller of fumed silica and compete primarily with three companies with a global presence and at least four other companies which have a regional presence.

Competition for these products is based on product performance, quality, reliability, service, technical innovation and price. We believe our technological leadership, global manufacturing presence, operations excellence and customer service provide us with a competitive advantage.

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

Other than carbon black feedstock, the primary materials used for thermoplastic concentrates are thermoplastic resins and mineral fillers. Raw materials for these concentrates are, in general, readily available.

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

Operations

We own, or have a controlling interest in, and operate plants that produce specialty grades of carbon black in China, The Netherlands and the United States. Our thermoplastic concentrates and compounds are produced in facilities in Belgium, Italy, China (Hong Kong) and Dubai, UAE. We also own, or have a controlling interest in, manufacturing plants that produce fumed metal oxides in the United States, China, the United Kingdom, and Germany. An equity affiliate operates a fumed metal oxides plant in Mettur Dam, India. The following table shows our ownership interest as of September 30, 2010 in these segment operations in which we own less than 100%:

Location	Percentage Interest
Tianjin, China (performance products)	90% (consolidated subsidiary)
Jiangxi Province, China (fumed metal oxides)	90% (consolidated subsidiary)
Mettur Dam, India (fumed metal oxides)	50% (equity affiliate)

We continue to expand the manufacturing capacity of our Performance Products and Fumed Metal Oxides Businesses in emerging markets. During fiscal 2007, we commissioned a specialty carbon black manufacturing unit at our plant in Tianjin with an annual nameplate capacity of approximately 20,000 metric tons. We also continue to expand our fumed silica capacity in China and at the end of fiscal 2010 construction began on the expansion of our joint venture’s fumed silica manufacturing facility in Jiangxi Province. In the first phase of this expansion, capacity will increase to 15,000 metric tons, with commissioning expected in the second half of calendar 2011. In addition, in fiscal 2009 we purchased a facility in Dubai for the manufacture of thermoplastic concentrates to serve increasing plastics demand in the Middle East and commenced manufacturing operations at that facility in fiscal 2010.

As part of our 2009 global restructuring plan, over the course of fiscal 2009 and 2010 we closed our performance products manufacturing operations in Dukinfield, U.K. and our carbon black manufacturing operations in Stanlow, U.K. and in Berre, France. In October 2010, we announced our intention to cease manufacturing thermoplastic concentrates and compounds at our facility in Grigno, Italy in the first quarter of calendar 2011.

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

Aerogel Business

Products

Cabot’s aerogel is a hydrophobic, silica-based particle with a high surface area that is used in a variety of thermal insulation and specialty chemical applications. In the construction industry, the product is used in insulative composite building products and translucent skylight, window, wall and roof systems for insulating eco-daylighting applications. In the oil and gas industry, aerogel is used to insulate subsea pipelines. In the specialty chemicals industry, the product is used to provide matte finishing, insulating and thickening properties for use in a variety of applications. We continue to focus on application and market development activities for use of aerogel in these and other new applications.

Sales and Customers

Sales of aerogel products are made principally by Cabot employees. A large portion of our product sales are made to engineering procurement and installation companies for use in subsea pipe-in-pipe insulation applications in both the Gulf of Mexico and North Sea, and to regional building and construction companies and distributors for construction, eco-daylighting and specialty chemical applications.

Competition

Although the manufacturing processes used are different, in premium insulation applications, our aerogel products compete principally with aerogel products manufactured by Aspen Aerogel, Inc. and non-aerogel insulation products manufactured by primarily regional companies throughout the world.

Competition is based on product performance, price, quality, reliability and service. We believe our commercial strengths include technical innovation, product performance, quality and service.

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

Cabot Superior MicroPowders (“CSMP”)

CSMP is a research and development enterprise with multiple technology platforms and core competencies in advanced particle manufacturing across a wide range of materials and the related materials chemistries. Its principal areas of commercial focus are in developing advanced materials for anti-counterfeiting security applications, energy storage and discharge in battery applications, solar energy applications, and for other performance material applications. We expect the CSMP platforms to support the development of new technologies that complement existing applications and provide opportunities for new business growth. These activities are conducted primarily at our facilities in Albuquerque, New Mexico; Billerica, Massachusetts; and Mountain View, California.

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

Sales, Rental and Customers

Sales of our cesium formate products are made to oil and gas operating companies directly by Cabot employees and sales representatives and indirectly through oil field service companies. We generally rent cesium formate to our customers for use in drilling operations on a short-term basis. After completion of a job, the customer returns the fluid to Cabot and it is reprocessed for use in subsequent well operations. Any fluid that is lost during use and not returned to Cabot is paid for by the customer. On occasion we also make sales of cesium formate outside of a rental process.

A large portion of our fluids have been used for drilling and completion of wells in the North Sea, where we have been supplying cesium formate-based fluids for both reservoir drilling and completion activities on large gas and condensate field projects in the Norwegian Continental Shelf. Although we have expanded the use of our fluids to drilling operations outside of the North Sea, an important portion of our business continues to be with a limited number of customers for drilling and completion operations in the North Sea.

Competition

Formate fluids, which were introduced to the market in the mid-1990s, are a relatively small but growing part of the drilling and completion fluids market and compete mainly with traditional drilling fluid technologies. Competition in the well fluids business is based on product performance, quality, reliability, service, technical innovation and price, and proximity of inventory to customers’ drilling operations. We believe our commercial strengths include our unique product offerings and their performance, and our customer service.

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

Seasonality

Our businesses are generally not seasonal in nature, although we typically experience some decline in European and North American sales in the fourth fiscal quarter due to summer plant shutdowns and in Asia Pacific sales in the second fiscal quarter because of the New Year holidays in that region.

Backlog

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

Employees

As of September 30, 2010, we had approximately 3,900 employees. Some of our employees in the United States and abroad are covered by collective bargaining or similar agreements. We believe that our relations with our employees are generally satisfactory.

Research and Development

Cabot develops new and improved products and higher efficiency processes through Company-sponsored research and technical service activities, including those initiated in response to customer requests. Our expenditures for such activities generally are spread among our businesses and are shown in the consolidated statements of operations. Further discussion of our research and technical expenses incurred in each of our last three fiscal years appears in MD&A below.

Safety, Health and Environment (“SH&E”)

Cabot has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the “Superfund law”) and comparable state statutes with respect to several sites primarily associated with our divested businesses. (See “Legal Proceedings” below.) During the next several years, as remediation of various environmental sites is carried out, we expect to spend against our $7 million environmental reserve for costs associated with such remediation. Adjustments are made to the reserve based on our continuing analysis of our share of costs likely to be incurred at each site. Inherent uncertainties exist in these estimates due to unknown conditions at the various sites, changing governmental regulations and legal standards regarding liability, and changing technologies for handling site investigation and remediation. While the reserve represents our best estimate of the costs we expect to incur, the actual costs to investigate and remediate these sites may exceed the amounts accrued in the environmental reserve. While it is always possible that an unusual event may occur with respect to a given site and have a material adverse effect on our results of operations in a particular period, we do not believe that the costs relating to these sites, in the aggregate, are likely to have a material adverse effect on our financial position. Furthermore, it is possible that we may also incur future costs relating to environmental liabilities not currently known to us or as to which it is currently not possible to make an estimate.

Our ongoing operations are subject to extensive federal, state, local, and foreign laws, regulations, rules, and ordinances relating to safety, health, and environmental matters (“SH&E Requirements”). These SH&E Requirements include requirements to obtain and comply with various environmental-related permits for constructing any new facilities and operating all of our existing facilities. We have expended and will continue to expend considerable sums to construct, maintain, operate, and improve facilities for safety, health and environmental protection and to comply with SH&E Requirements. We spent approximately $18 million in environmental-related capital expenditures at existing facilities in fiscal 2010 and anticipate spending approximately $38 million for such matters in fiscal 2011, including $13 million for an environmental-related project at one of our facilities in China.

In recognition of the importance of compliance with SH&E Requirements to Cabot, our Board of Directors has a Safety, Health, and Environmental Affairs Committee. The Committee, which is comprised of independent directors, meets at least three times a year and provides oversight and guidance to Cabot’s safety, health and environmental management programs. In particular, the Committee reviews Cabot’s environmental reserve, risk assessment and management processes, environmental and safety audit reports, performance metrics, performance as benchmarked against industry peer groups, assessed fines or penalties, site security and safety issues, health and environmental training initiatives, and the SH&E budget. The Committee also consults with our outside and internal advisors regarding management of Cabot’s safety, health and environmental programs.

The International Agency for Research on Cancer (“IARC”) classifies carbon black as a Group 2B substance (known animal carcinogen, possible human carcinogen). We have communicated IARC’s classification of carbon black to our customers and employees and have included that information in our material safety data sheets and elsewhere, as appropriate. We continue to believe that the available evidence, taken as a whole, indicates that carbon black is not carcinogenic to humans, and does not present a health hazard when handled in accordance with good housekeeping and safe workplace practices as described in our material safety data sheets.

The California Office of Environmental Health Hazard Assessment (“OEHHA”) published a notice adding “carbon black (airborne, unbound particles of respirable size)” to the California Safe Drinking Water and Toxic Enforcement Act, commonly referred to as Proposition 65, in 2003. Proposition 65 requires businesses to warn individuals before they knowingly or intentionally expose them to chemicals subject to its requirements, and it prohibits businesses from knowingly discharging or releasing the chemicals into water or onto land where they could contaminate drinking water. We worked with the International Carbon Black Association, as well as various customers and carbon black user groups, to ensure our compliance with the requirements associated with the Proposition 65 listing of carbon black, which became effective in February 2004. We have been informed that OEHHA is considering certain changes that may result in removing the “airborne, unbound particles of respirable size” qualifying language from its listing of carbon black. If this change is adopted by OEHHA, it would result in increased labeling and other requirements for our customers under Proposition 65.

The European Commission (“EC”) developed a new European Union (“EU”) regulatory framework for chemicals called REACH (Registration, Evaluation and Authorization of Chemicals), which became effective in June 2007. REACH applies to all existing and new chemical substances produced or imported into the EU in quantities greater than one metric ton a year. Manufacturers or importers of these chemical substances are required to submit specified health, safety, risk and use information about the substance to the European Chemical Agency. We completed the registrations under REACH for both carbon black and silica in February 2010, and for cesium formate in April 2009. We are also working with the manufacturers and importers of our raw materials, including our feedstocks, to ensure their registration prior to the applicable deadlines.

We are experiencing increased regulations by environmental agencies worldwide relating to the air emissions from our manufacturing operations. This increased regulation is resulting in more restrictive air emission limits globally, particularly as they relate to nitrogen oxide and sulphur dioxide emissions. In addition, global efforts to reduce greenhouse gas emissions impact the carbon black industry as carbon dioxide is emitted in the carbon black manufacturing process. In December 2005, the EC published a directive that includes carbon black manufacturing in the combustion sector and in Phase II of the Emissions Trading Scheme, which establishes a maximum allowable emission credit for each ton of CO 2 emitted, for the period 2008 to 2012. The EC is developing allowable emission credits for Phase III of the Emissions Trading Scheme, which will apply for the period 2013 to 2020. Various EU member states have included carbon black facilities in their national allocation plans and a number of our carbon black plants in Europe were required to comply with the Emission Trading Scheme beginning in calendar year 2008. We generally expect to purchase credits where necessary to respond to allocation shortfalls. There are also ongoing discussions in other regions and countries, including the U.S., Canada, China, and Brazil, regarding greenhouse gas emission reduction programs, but those programs have not yet been fully defined and their impact on us cannot be estimated at this time. Finally, Cabot’s U.S. carbon black facilities will be required to report their greenhouse gas emissions under the U.S. Environmental Protection Agency’s new rule for the Mandatory Reporting of Greenhouse Gases in 2011.

Since the terrorist attacks in the U.S. on September 11, 2001, various U.S. agencies and international bodies have adopted security requirements applicable to certain manufacturing and industrial facilities and marine port locations. These security-related requirements involve the preparation of security assessments and security plans in some cases, and in other cases the registration of certain facilities with specified governmental authorities. We are closely monitoring all security-related regulatory developments and believe we are in compliance with all existing requirements. Compliance with such requirements is not expected to have a material adverse effect on our operations.

Foreign and Domestic Operations and Export Sales

A significant portion of our revenues and operating profits is derived from overseas operations. The profitability of our segments is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. (See MD&A and the Geographic Information portion of Note U for further information relating to sales and long-lived assets by geographic area.) Currency fluctuations, nationalization and expropriation of assets are risks inherent in international operations. We have taken steps we deem prudent in our international operations to diversify and otherwise to protect against these risks, including the use of foreign currency financial instruments to reduce the risk associated with changes in the value of certain foreign currencies compared to the U.S. dollar. (See the risk management discussion contained in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A below and Note K of the Notes to the Company’s Consolidated Financial Statements).

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

Our key customers continue to shift their manufacturing capacity from mature markets such as North America and Western Europe to emerging regions such as Asia, South America and Eastern Europe. Although we are responding to meet these market demand conditions, we cannot be certain that we will be successful expanding capacity in emerging regions, which depends in part on economic and political conditions in these regions and, in some cases, on our ability to establish operations, construct additional manufacturing capacity or form strategic business alliances. In addition, we may not be successful in reducing capacity in mature regions commensurate with industry demand. Similarly, demand for our customers’ products and our competitors’ reactions to market conditions could affect our financial results.

In addition, our Rubber Blacks and Supermetals Businesses are sensitive to changes in industry capacity utilization. As a result, pricing tends to decrease when capacity utilization in these businesses decreases, which could affect our financial performance.

Volatility in the price of raw materials or their reduced availability could decrease our margins.

Our manufacturing processes consume significant amounts of energy and raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond our control. Dramatic increases in such costs or decreases in the availability of raw materials at acceptable costs could have an adverse effect on our results of operations. For example, movements in the market price for crude oil typically affect carbon black feedstock costs. Significant movements in the market price for crude oil tend to create volatility in our carbon black feedstock costs, which can affect our working capital and results of operations. Certain of our carbon black supply contracts contain provisions that adjust prices to account for changes in a relevant feedstock price index. We attempt to offset the effects of increases in raw material costs through selling price increases in our non-contract sales, productivity improvements and cost reduction efforts. Success in offsetting increased raw material costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the segment served. Such increases may not be accepted by our customers, may not be sufficient to compensate for increased raw material and energy costs or may decrease demand for our products and our volume of sales. If we are not able to fully offset the effects of increased raw material or energy costs, it could have a significant impact on our financial results.

We depend on a group of key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

Our success in strengthening relationships and growing business with our largest customers and retaining their business over extended time periods could affect our future results. We have a group of key customers across our businesses that together represent a significant portion of our total net sales and operating revenues. In fiscal 2010, sales to The Goodyear Tire and Rubber Company by our Rubber Blacks Business accounted for approximately 11% of our consolidated revenues. The loss of any of our important customers, or a reduction in volumes sold to them because of a work stoppage or other disruption, could adversely affect our results of operations until such business is replaced or the disruption ends. Any deterioration in the financial condition of any of our customers or the industries they serve that impairs our customers’ ability to make payments to us also could increase our uncollectible receivables and could affect our future results and financial condition.

As a chemical manufacturing company, our operations have the potential to cause environmental or other damage as well as personal injury. In addition, our operations are subject to extensive safety, health and environmental requirements, which could increase our costs and/or reduce our profit.

Our ongoing operations are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to safety, health and environmental matters (“SH&E Requirements”), many of which provide for substantial monetary fines and criminal sanctions for violations. These SH&E Requirements include requirements to obtain and comply with various environmental-related permits for constructing any new facilities and operating all of our existing facilities. In June 2009, we received an information request from the U.S. Environmental Protection Agency (“EPA”) as part of an EPA national initiative focused on the U.S. carbon black manufacturing sector. The information request relates to our Pampa, Texas facility’s compliance with certain regulatory and permitting requirements under the Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. We responded to EPA’s information request in August 2009 and are in discussions with EPA. Based on how EPA has handled similar NSR initiatives with other industrial sectors, it is possible that EPA could require us to employ additional technology control devices or approaches with respect to emissions at certain facilities and/or seek a civil penalty from us.

The operation of a chemical manufacturing business as well as the sale and distribution of chemical products involve safety, health and environmental risks. For example, the production and/or processing of carbon black, fumed metal oxides, tantalum, niobium, aerogel and other chemicals involve the handling, transportation, manufacture or use of certain substances or components that may be considered toxic or hazardous within the meaning of applicable SH&E Requirements. The processing of tantalum ore also involves radioactive substances. The transportation of chemical products and other activities associated with our manufacturing processes have the potential to cause environmental or other damage as well as injury or death to employees or third parties. We could incur significant expenditures in connection with such operational risks. We believe that our ongoing operations comply with current SH&E Requirements in a manner that should not materially adversely affect our earnings or cash flow. We cannot be certain, however, that significant costs or liabilities will not be incurred with respect to SH&E Requirements and our operations. Moreover, we are not able to predict whether future changes or developments in SH&E Requirements will affect our earnings or cash flow in a materially adverse manner.

Plant capacity expansions may be delayed and not achieve the expected benefits.

Our ability to complete capacity expansions as planned may be delayed or interrupted by the need to obtain environmental and other regulatory approvals, availability of labor and materials, unforeseen hazards such as weather conditions, and other risks customarily associated with construction projects. Moreover, the cost of expanding capacity in our Rubber Blacks, Performance Products and Fumed Metal Oxides Businesses could have a negative impact on the financial performance of these businesses until capacity utilization is sufficient to absorb the incremental costs associated with the expansion.

Our restructuring activities and cost saving initiatives may not achieve the results we anticipate.

We have undertaken and will continue to undertake cost reduction initiatives and organizational restructurings to optimize our asset base, improve operating efficiencies and generate cost savings. We cannot be certain that we will be able to complete these initiatives as planned or that the estimated operating efficiencies or cost savings from such activities will be fully realized or maintained over time. In addition, when we close manufacturing facilities, we may not be successful in migrating our customers from those closed facilities to our other facilities.

Fluctuations in foreign currency exchange and interest rates could affect our financial results.

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In fiscal 2010, we derived a majority of our revenues from sales outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses as well as assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. These risks are non-cash exposures, and because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. In addition, we are exposed to adverse changes in interest rates. We manage both these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments as well as foreign currency debt. We cannot be certain, however, that we will be successful in reducing the risks inherent in exposures to foreign currency and interest rate fluctuations.

There are also instances where we have direct current exposures to foreign currency movements because settlement back into a different currency is intended. These situations can have a direct impact on our cash flows. Our most significant exposure relates to balances currently held in Venezuela at our holding companies.

We are exposed to political or country risk inherent in doing business in some countries.

Sales outside of the U.S. constituted a majority of our revenues in fiscal 2010. Our operations in some countries may be subject to the following risks: changes in the rate of economic growth; unsettled political or economic conditions; possible expropriation or other governmental actions; social unrest, war, terrorist activities or other armed conflict; confiscatory taxation or other adverse tax policies; deprivation of contract rights; trade regulations affecting production, pricing and marketing of products; reduced protection of intellectual property rights; restrictions on the repatriation of income or capital; exchange controls; inflation; currency fluctuations and devaluation; the effect of global health, safety and environmental matters on economic conditions and market opportunities; and changes in financial policy and availability of credit. We have an equity method investment in Venezuela, a country that has established very rigid controls over the ability of foreign companies to repatriate cash. Such exchange controls could potentially impact our ability, in both the short and long term, to recover both the cost of our investment and earnings from that investment.

Our failure to successfully develop new products and technologies that address our customers’ changing requirements or competitive challenges may have a negative effect on our business results.

The end markets into which we sell our products are subject to periodic technological change, ongoing product improvements and changes in customer requirements. Increased competition from existing or newly developed products offered by our competitors or companies whose products offer a similar functionality as our products may negatively affect demand for our products. We work to identify, develop and market innovative products on a timely basis to meet our customers’ changing requirements and competitive challenges. If we fail to develop new products or keep pace with technological developments, our sales may be negatively impacted and our business results could be adversely effected.

The money we spend developing new businesses and technologies may not result in a proportional increase in our revenues or profits.

We cannot be certain that the costs we incur investing in new businesses and technologies will result in a proportional increase in revenues or profits. In addition, the timely commercialization of products that we are developing may be disrupted or delayed by manufacturing or other technical difficulties, market acceptance or insufficient market size to support a new product, competitors’ new products, and difficulties in moving from the experimental stage to the production stage. These disruptions or delays could affect our future business results.

Any failure to realize benefits from joint ventures, acquisitions or alliances could adversely affect future financial results.

As part of our strategies for growth and improved profitability, we have made and may continue to make acquisitions and investments and enter into joint ventures. The success of acquisitions of new technologies, companies and products, or arrangements with third parties is not always predictable and we may not be successful in realizing our objectives as anticipated.

Negative or uncertain worldwide economic conditions may adversely impact our business.

Our operations and performance are materially affected by worldwide economic conditions. In periods with significant market turmoil and tightened credit availability, we may experience difficulty in collecting accounts receivable, pricing pressure on products and services and reduced global business activity. A global economic downturn may reduce demand for our products, which would decrease our revenues and could have a material adverse effect on our financial condition and cash flows.

We may be required to impair or write off certain assets if our assumptions about future sales and profitability prove incorrect.

In analyzing the value of our inventory, property, plant and equipment, investments and intangible assets, we have made assumptions about future sales (pricing and volume), costs and cash generation. These assumptions are based on management’s best estimates and if the actual results differ significantly from these assumptions, we may not be able to realize the value of the assets recorded as of September 30, 2010, which could lead to an impairment or write-off of certain of these assets in the future.

Our tax rate is dependent both upon the jurisdiction where our earnings arise and the tax laws in those jurisdictions.

Our future tax rates may be adversely affected by a number of factors, including the enactment of tax legislation currently proposed in the U.S.; other changes in tax laws or the interpretation of such tax laws; changes in the estimated realization of our net deferred tax assets; the jurisdictions in which profits are determined to be earned and taxed; the repatriation of non-U.S. earnings for which we have not previously provided for U.S. income and non-U.S. withholding taxes; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses that are not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions; changes in available tax credits; changes in share-based compensation expense and the resolution of issues arising from tax audits with various tax authorities. Losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility from one quarter to another. Any significant change in our jurisdictional earnings mix or in the tax laws in those jurisdictions could increase our future tax rates and reduce net income in those periods.

Regulations requiring a reduction of greenhouse gas emissions will likely impact the carbon black industry, including our carbon black operations.

Carbon dioxide is emitted in the carbon black manufacturing process. In December 2005, the European Commission (“EC”) published a new directive that includes carbon black manufacturing in the combustion sector and in Phase II of the Emissions Trading Scheme for the period 2008 to 2012. The EC is developing allowable emission credits for Phase III of the Emissions Trading Scheme, which will apply for the period 2013 to 2020. Various European Union member states have included carbon black facilities in their national allocation plans and we have taken actions to comply with applicable CO2 emission requirements. However, there can be no assurance that we will be able to purchase emissions credits if our carbon black operations generate more CO2 than our allocations permit or that the cost of such credits will be acceptable to us. There are also ongoing discussions in other regions and countries, including the U.S., Canada, China and Brazil, regarding greenhouse gas emission reduction programs, but those programs have not yet been defined and their potential impact on our manufacturing operations or financial results cannot be estimated at this time.

Litigation or legal proceedings could expose us to significant liabilities and thus negatively affect our financial results.

As more fully described in “Item 3—Legal Proceedings”, we are a party to or the subject of lawsuits, claims, and proceedings, including those involving contract, environmental, and health and safety matters as well as product liability and personal injury claims relating to asbestosis, silicosis, coal worker’s pneumoconiosis and berylliosis, and exposure to various chemicals. We are also a potentially responsible party in various environmental proceedings and remediation matters wherein substantial amounts are at issue. Adverse rulings, judgments or settlements in pending or future litigation (including contract litigation and liabilities associated with respirator claims) or in connection with environmental remediation activities could cause our results to differ materially from those expressed or forecasted in any forward-looking statements.

On occasion we enter into derivative contracts with financial counterparties. The effectiveness of these contracts is dependent on the ability of these financial counterparties to perform their obligations and their nonperformance could harm our financial condition.

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

We may be subject to information technology systems failures, network disruptions and breaches of data security.

Information technology systems failures, including risks associated with upgrading our systems, network disruptions and breaches of data security could disrupt our operations by impeding our processing of transactions, our ability to protect customer or company information and our financial reporting. Our computer systems, including our back-up systems, could be damaged or interrupted by power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, events such as fires, earthquakes, floods, tornadoes and hurricanes, and/or errors by our employees. Although we have taken steps to address these concerns by implementing sophisticated network security and internal control measures, there can be no assurance that a system failure or data security breach will not have a material adverse effect on our financial condition and results of operations.

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

Location by Region	Core Segment		Performance Segment	New Business Segment	Specialty Fluids Segment
	Rubber Blacks Business	Supermetals Business
Americas Region
Mountain View, CA*				X
Alpharetta, GA(1)*	X	X	X	X	X
Tuscola, IL			X
Canal, LA	X		X
Ville Platte, LA	X
Billerica, MA	X	X	X	X
Billerica, MA (plant)*				X
Haverhill, MA				X
Midland, MI			X
Albuquerque, NM (2 plants)*				X
Boyertown, PA		X
Pampa, TX	X		X
The Woodlands, TX*					X
Campana, Argentina	X
Maua, Brazil	X		X
Sao Paulo, Brazil*(1)	X	X	X	X	X
Cartagena, Colombia	X
Lac du Bonnet, Manitoba**					X
Sarnia, Ontario	X		X

(1)	Regional Shared Service Center
*	Leased premises
**	Building(s) owned by Cabot on leased land

Location by Region	Core Segment		Performance Segment	New Business Segment	Specialty Fluids Segment
	Rubber Blacks Business	Supermetals Business
EMEA Region
Loncin, Belgium			X
Leuven, Belgium*(1)	X	X	X	X	X
Pepinster, Belgium			X
Valasske Mezirici (Valmez), Czech Republic**	X
Port Jerome, France**	X
Frankfurt, Germany*				X
Rheinfelden, Germany			X
Grigno, Italy			X
Ravenna, Italy	X
Bergen, Norway*					X
Kristiansund, Norway*					X
Aberdeen, Scotland*					X
Schaffhausen, Switzerland*	X	X	X	X	X
Botlek, The Netherlands**	X		X
Dubai, United Arab Emirates*			X
Barry, Wales**			X

Asia Pacific Region
Hong Kong, China**			X
Jiangxi Province, China**			X
Tianjin, China**	X		X
Shanghai, China*(1)	X	X	X	X	X
Shanghai, China** (plant)	X
Mumbai, India*	X		X
Cilegon, Indonesia**	X
Jakarta, Indonesia*	X		X
Merak, Indonesia	X
Kawahigashi-machi, Japan**		X
Ichihara, Japan	X
Shimonoseki, Japan**	X		X
Tokyo, Japan*	X	X	X	X
Port Dickson, Malaysia**	X

(1)	Regional Shared Service Center
*	Leased premises
**	Building(s) owned by Cabot on leased land

We conduct research and development for our various businesses primarily at facilities in Billerica, MA; Albuquerque, NM; Mountain View, CA; Pampa, TX; Pepinster, Belgium; Frankfurt and Rheinfelden, Germany; Kawahigashi-machi, Japan; and Port Dickson, Malaysia.

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

Cabot is a party in various lawsuits and environmental proceedings wherein substantial amounts are claimed. The following is a description of the significant proceedings pending on September 30, 2010, unless otherwise specified.

Environmental Proceedings

Cabot was one of three defendants named in Parsons et al. v. Koppers, Inc., et al., an environmental lawsuit filed in United States District Court for the Northern District of Florida, Gainesville Division, on April 20, 2010. The other two defendants are Koppers Inc. (“Koppers”) and Beazer East, Inc. (“Beazer”). The case was filed on behalf of certain residents living near the location of a now inactive manufacturing facility currently owned by Beazer, which was owned and operated by Koppers until late 2009, in Gainesville, Florida, and an adjacent property at which Cabot formerly conducted manufacturing operations which ceased in 1966. The plaintiffs allege that the defendants are responsible for contamination on the plaintiffs’ property. They seek designation of a class of residents living within an approximately two-mile radius of the site, and creation of a community property remediation program and a medical monitoring program. The plaintiffs also seek compensatory and punitive damages in an unspecified amount in excess of the court’s minimum jurisdictional limit of $5 million. The plaintiffs voluntarily dismissed Cabot from the litigation in September 2010 and the court entered an order dismissing Cabot without prejudice. The plaintiffs also amended their complaint to remove references to Cabot and its former operations in October 2010.

In June 2009, Cabot received an information request from the United States Environmental Protection Agency (“EPA”) regarding Cabot’s carbon black manufacturing facility in Pampa, Texas. The information request relates to the Pampa facility’s compliance with certain regulatory and permitting requirements under the Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. EPA has indicated that this information request is part of an EPA national initiative focused on the U.S. carbon black manufacturing sector. Cabot responded to EPA’s information request in August 2009 and is in discussions with EPA. Based upon how EPA has handled similar NSR initiatives with other industrial sectors, it is possible that EPA could require Cabot to employ additional technology control devices or approaches with respect to emissions at certain facilities and/or seek a civil penalty from Cabot.

Cabot is one of fourteen companies, collectively the Ashtabula River Cooperating Group II (“ARCG II”), which participated in the remediation of the Ashtabula River in Ohio. Our liability at this site is associated with the former Cabot Titania business, which operated two manufacturing facilities in Ashtabula in the 1960s and early 1970s. The ARCG II is part of a public/private partnership (the Ashtabula River Partnership) established to conduct dredging and environmental restoration of the Ashtabula River. In addition to funding provided by the ARCG II and the State of Ohio, the federal government also provided funding toward the project under the Great Lakes Legacy Act and the Water Resources Development Act. Dredging of the river was completed in 2008 and the landfill that was constructed to contain all of the dredged materials was capped in 2009. The ARCG II also is in the process of finalizing a settlement with the Ashtabula River Natural Resource Trustees for alleged natural resource damages to the river. The Consent Decree memorializing this settlement is expected to be signed in late 2010 or early 2011.

In 1986, Cabot sold a beryllium manufacturing facility in Reading, Pennsylvania to NGK Metals, Inc. (“NGK”). In doing so, we agreed to share with NGK the costs of certain environmental remediation of the Reading plant site. After the sale, the EPA issued an order to NGK pursuant to the Resource Conservation and Recovery Act (“RCRA”) requiring NGK to address soil and groundwater contamination at the site. Soil remediation at the site has been completed and the groundwater remediation activities are ongoing pursuant to the RCRA order. We are contributing to the costs of the groundwater remediation activities pursuant to the cost-sharing agreement with NGK. Cabot and NGK are also pursuing legal claims against the United States for cost recovery and participation in future remediation activities based on the United States’ previous involvement at the site, particularly during World War II.

As of September 30, 2010, we had a $7 million reserve on a discounted basis ($7 million on an undiscounted basis) for environmental remediation costs at various sites. The operation and maintenance component of this reserve was $4 million on a discounted basis ($4 million on an undiscounted basis). The $7 million reserve represents our current best estimate of costs likely to be incurred for remediation based on our analysis of the extent of cleanup required, alternative cleanup methods available, abilities of other responsible parties to contribute and our interpretation of laws and regulations applicable to each of our sites.

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

Generally, these respirator liabilities involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are claimed to have been negligently designed or labeled. Neither Cabot, nor its past or present subsidiaries, at any time manufactured asbestos or asbestos-containing products. Moreover, not every person with exposure to asbestos, silica or coal mine dust giving rise to a claim used a form of respiratory protection. At no time did this respiratory product line represent a significant portion of the respirator market. In addition, other parties, including AO, AO’s insurers, and another former owner and its insurers (collectively, the “Payor Group”), are responsible for significant portions of the costs of these liabilities, leaving Cabot’s subsidiary with a portion of the liability in only some of the pending cases.

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

As of September 30, 2010 and 2009, there were approximately 45,000 and 47,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. In order to quantify our estimated share of liability for pending and future respirator liability claims, we engaged, through counsel, the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm in the field of tort liability valuation. The methodology developed by HR&A addresses the complexities surrounding our potential liability by making assumptions about future claimants with respect to periods of asbestos, silica and coal mine dust exposure and respirator use. Using those and other assumptions, HR&A estimated the number of future asbestos, silica and coal mine dust claims that would be filed and the related costs that would be incurred in resolving both currently pending and future claims. On this basis, HR&A then estimated the net present value of the share of these liabilities that reflected our period of direct manufacture and our actual contractual obligations assuming that all other members of the Payor Group meet their obligations. Based on the HR&A estimates, we have recorded on a net present value basis a $15 million reserve ($20 million on an undiscounted basis) to cover our estimated share of liability for pending and future respirator claims. Cash payments related to this liability were approximately $2 million in each of fiscal 2010, 2009 and 2008.

Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of members of the Payor Group, (viii) a change in the availability of AO’s insurance coverage, (ix) changes in the allocation of costs among the Payor Group and (x) a determination that our interpretation of the contractual obligations on which we have estimated our share of liability is inaccurate. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount. Further, if the timing of our actual payments made for respirator claims differs significantly from our estimated payment schedule, and we determine that we can no longer reasonably predict the timing of such payments, we could then be required to record the reserve amount on an undiscounted basis on our consolidated balance sheets, causing an immediate impact to earnings.

Other Matters

We have various other lawsuits, claims and contingent liabilities arising in the ordinary course of our business. These include a number of claims asserting premises liability for asbestos exposure and claims in respect of our divested businesses, including claims asserting liability as the result of exposure to beryllium. In our opinion, although final disposition of some or all of these other suits and claims may impact our financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on our financial position.

Item 4.	(Removed and Reserved)

Executive Officers of the Registrant

Set forth below is certain information about Cabot’s executive officers. Ages are as of November 29, 2010.

Patrick M. Prevost, age 55, joined Cabot in January 2008 as President and Chief Executive Officer. Mr. Prevost has also been a member of Cabot’s Board of Directors since January 2008. Prior to joining Cabot, since October 2005, Mr. Prevost served as President, Performance Chemicals, of BASF AG, an international chemical company. Prior to that, he was responsible for BASF Corporation’s Chemicals and Plastics business in North America. Prior to joining BASF in 2003, he held senior management positions at BP Chemicals and Amoco.

Eduardo E. Cordeiro, age 43, is Executive Vice President and Chief Financial Officer. Mr. Cordeiro joined Cabot in 1998 as Manager of Corporate Planning and served in that position until January 2000. Mr. Cordeiro was Director of Finance and Investor Relations from January 2000 to March 2002, Corporate Controller from March 2002 to July 2003, General Manager of the Fumed Metal Oxides Business from July 2003 to January 2005, General Manager of the Supermetals Business from January 2005 to May 2008, and responsible for Corporate Strategy from May 2008 until February 2009, when he became Cabot’s Chief Financial Officer. Mr. Cordeiro also co-managed CSMP from November 2004 to May 2008. Mr. Cordeiro was appointed Vice President in March 2003 and Executive Vice President in March 2009.

David A. Miller, age 51, joined Cabot in September 2009 as Executive Vice President, General Manager of Cabot’s Core Segment and General Manager of the Americas region. Prior to joining Cabot, Mr. Miller held a variety of management positions in BP, p.l.c.’s chemical business in North America, Europe and Asia. Most recently, Mr. Miller served as President, Aromatics Asia, Europe and Middle East from January 2007 to July 2009, President, Global Purified Terephthalic Acid from October 2005 to January 2007, and Senior Vice President, Olefins and Derivatives China & Asia Operations (Innovene division) from January 2004 to October 2005.

Brian A. Berube, age 48, is Vice President and General Counsel. Mr. Berube joined Cabot in 1994 as an attorney in Cabot’s law department and became Deputy General Counsel in June 2001. Mr. Berube was appointed Vice President in March 2002 at which time he was also named Business General Counsel. Mr. Berube has been General Counsel since March 2003.

Sean D. Keohane, age 43, is Vice President and General Manager of the Performance Segment. Mr. Keohane joined Cabot in August 2002 as Global Marketing Director. Mr. Keohane was General Manager of the Performance Products Business from October 2003 until May 2008, when he was named General Manager of the Performance Segment. He was appointed Vice President in March 2005. Before joining Cabot, Mr. Keohane worked for Pratt & Whitney, a division of United Technologies, in a variety of leadership positions.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Cabot’s common stock is listed for trading (symbol CBT) on the New York Stock Exchange. As of November 16, 2010, there were 1,109 holders of record of Cabot’s common stock. The tables below show the high and low sales price for Cabot’s common stock for each of the fiscal quarters ended December 31, March 31, June 30, and September 30 and the quarterly cash dividend paid on Cabot’s common stock for the past two fiscal years.

Stock Price and Dividend Data

	Quarters Ended
	December 31	March 31	June 30	September 30
Fiscal 2010
Cash dividends per share	$0.18	$0.18	$0.18	$0.18
Price range of common stock:
High	$27.52	$32.23	$34.00	$33.20
Low	$20.95	$24.13	$23.84	$22.95

Fiscal 2009
Cash dividends per share	$0.18	$0.18	$0.18	$0.18
Price range of common stock:
High	$32.00	$16.66	$18.42	$24.67
Low	$13.42	$7.97	$10.12	$12.18

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended September 30, 2010:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2010—July 31, 2010	5,500	$9.61	—	4,311,122
August 1, 2010—August 31, 2010	13,549	$26.16	—	4,311,122
September 1, 2010—September 30, 2010	5,693	$32.05	—	4,311,122

Total	24,742		—

(1)

On May 11, 2007, we publicly announced that the Board of Directors authorized us to repurchase five million shares of our common stock on the open market or in privately negotiated transactions. On September 14, 2007, the Board of Directors increased the share repurchase authorization to 10 million shares (the “2007 Authorization”). This authority does not have a set expiration date. We did not repurchase any shares under the 2007 Authorization during the fourth quarter of fiscal 2010.

In addition to the 2007 Authorization, in certain circumstances the Board has authorized us to repurchase shares of restricted stock purchased by recipients of certain long-term incentive awards after such shares vest to satisfy tax withholding obligations and associated loan repayment liabilities. The shares are repurchased from employees at fair market value. During the fourth quarter of fiscal 2010, we repurchased 16,742 shares from employees under this authorization.

From time to time, we also repurchase shares of unvested restricted stock from employees whose employment is terminated before such shares vest. These shares are repurchased pursuant to the terms of our equity incentive plans and are not included in the shares repurchased under the authorizations described above. During the fourth quarter of fiscal 2010, we repurchased 8,000 forfeited shares pursuant to the terms of our equity incentive plans. The purchase price for these repurchased shares was the employee’s original purchase price for the stock, which under the terms of the long-term incentive compensation program in place at the time these shares were issued was an amount equal to 30% of the fair market value of the purchased shares on the date of grant. The average price per share paid for these forfeited shares was $9.61.

Item 6.	Selected Financial Data

Years Ended September 30
2010	2009	2008	2007	2006
(Dollars in millions, except per share amounts and ratios)
Consolidated Net Income (Loss)
Net sales and other operating revenues	$2,893	$2,243	$3,191	$2,616	$2,543

Gross profit	564	227	484	505	419
Selling and administrative expenses	246	211	246	249	235
Research and technical expenses	70	71	74	69	58

Income (loss) from operations(a)	248	(55)	164	187	126
Net interest expense and other charges(b)	(40)	(47)	(52)	(19)	(29)

Income (loss) from continuing operations	208	(102)	112	168	97
(Provision) benefit for income taxes(c)	(46)	22	(14)	(38)	(9)
Equity in net income of affiliated companies	7	5	8	12	12
Income from operations of discontinued businesses	—	—	—	2	2
Charge from cumulative effect of changes in accounting principles	—	—	—	—	(2)

Net income (loss)	169	(75)	106	144	100
Net income attributable to noncontrolling interests	15	2	20	15	12

Net income (loss) attributable to Cabot Corporation	$154	$(77)	$86	$129	$88

Common Share Data
Diluted net income (loss) attributable to Cabot Corporation:
Income (loss) from continuing operations	$2.35	$(1.24)	$1.32	$1.84	$1.26
Discontinued operations:
(Loss) income from operations of discontinued businesses	—	(0.01)	—	0.03	0.03
(Loss) from cumulative effect of changes in accounting principles	—	—	—	—	(0.03)

Net income (loss)	$2.35	$(1.25)	$1.32	$1.87	$1.26

Dividends	$0.72	$0.72	$0.72	$0.72	$0.64
Closing prices	$32.57	$23.11	$31.78	$35.53	$37.20
Average diluted shares outstanding—millions(d)	64	63	64	68	68
Shares outstanding at year end—millions	65	65	65	65	64

Consolidated Financial Position
Total current assets	$1,438	$1,200	$1,408	$1,275	$1,255
Net property, plant, and equipment	975	1,012	1,082	1,016	964
Other assets	473	464	368	345	315

Total assets	$2,886	$2,676	$2,858	$2,636	$2,534

Total current liabilities	$539	$477	$601	$547	$505
Long-term debt	600	623	586	503	459
Other long-term liabilities	330	339	312	316	306
Cabot Corporation stockholders’ equity	1,302	1,134	1,249	1,194	1,196
Noncontrolling interests	115	103	110	76	68

Total liabilities and stockholders’ equity	$2,886	$2,676	$2,858	$2,636	$2,534

Working capital	$899	$723	$807	$728	$750

Selected Financial Ratios
Adjusted return on invested capital(e)	14%	2%	8%	11%	9%
Net debt to capitalization ratio(f)	16%	22%	30%	25%	22%
Earnings to fixed charges ratio(g)	5	x	N/A	3	x	5	x	4	x

(a)

Income from operations for fiscal 2010 includes charges of $46 million for the Company’s restructuring activities, $30 million of which related to the 2009 global restructuring plan, $3 million for environmental reserves and legal settlements, $2 million for a long-lived asset impairment, and $2 million for the reserve for respirator claims, partially offset by $1 million of income from the recovery of a previously impaired investment. Loss from operations for fiscal 2009 includes charges of $91 million for the Company’s restructuring activities, $89 million of which related to the 2009 global restructuring plan, $4 million for executive transition costs, $1 million for the write-down of impaired investments, and $7 million for environmental reserves and legal settlements. Income from operations for fiscal 2008 includes charges of $16 million for the closure of our carbon black facility in Waverly, West Virginia, $6 million for the Company’s 2008 global restructuring plan, $4 million for executive transition costs, $3 million for environmental and legal reserves, $2 million related to the closure of a former carbon black facility, and $2 million for debt issuance costs, offset by a gain of $18 million for the sale of land in Altona, Australia and a $2 million reduction in the reserve for respirator claims. Income from operations for fiscal 2007 includes charges of $18 million for legal and environmental reserves and settlements, $12 million for restructuring activities, and $4 million related to the acquisition of in-process research and development technology in the Supermetals Business. Income from operations for fiscal 2006 includes charges of $10 million for global restructuring activities, $11 million of charges related to the closure of our Altona, Australia facility, $3 million for cost reduction initiatives and a $27 million payment in connection with a new tantalum ore agreement.

(b)

Net interest expense and other charges for fiscal 2010, 2009 and 2008 include foreign currency losses of approximately $1 million, $17 million and $5 million, respectively. Net interest expense and other charges for fiscal 2007 include foreign currency gains of approximately $8 million. Net interest expense and other charges for fiscal 2006 include an $8 million charge related to a foreign currency translation adjustment write-off due to the substantial liquidation of our Altona, Australia entity.

(c)

The Company’s tax rate for fiscal 2010 was a provision of 22% which includes net tax benefits of $15 million from the settlements of various tax audits and $2 million for investment incentive tax credits. The Company’s tax rate for fiscal 2009 was a benefit of 22%, which includes $12 million of net tax benefits resulting from settlements of various tax audits and tax credits during the year. The Company’s tax rate for fiscal 2008 was a provision of 13%, which includes approximately $11 million of net tax benefits resulting from settlements of various tax audits and tax credits during the year. The Company’s tax rate for fiscal 2007 was a provision of 23%, which includes $3 million in tax benefits resulting from the settlement of various tax audits during the year. The Company’s tax rate for fiscal 2006 was a provision of 9%, which includes $18 million in tax benefits from the settlement of various tax audits during the year.

(d)	The weighted average common shares outstanding for fiscal 2009 excludes approximately 4 million shares as those shares would have had an antidilutive effect due to the Company’s net loss position.

(e)

Adjusted return on invested capital (“Adjusted ROIC”) is a non-GAAP financial measure that management believes is useful to investors as a measure of performance and the effectiveness of our use of capital. We use Adjusted ROIC as one measure to monitor and evaluate performance. ROIC is not a measure of financial performance under GAAP and may not be defined and calculated by other companies in the same manner. Adjusted ROIC, which excludes items that management considers to be unusual and not representative of the Company’s segment results, is calculated as follows:

Numerator (four quarter rolling):

Net income (loss) attributable to Cabot Corporation

Less the after-tax impact of:

Noncontrolling interest in net income

Interest expense

Interest income

Certain items

Denominator:

Previous five quarter average invested capital calculated as follows:

Total Cabot Corporation stockholders’ equity

Plus:	Noncontrolling interests’ equity

Long-term debt

Current portion of long-term debt

Notes payable to banks

Less: Cash	and cash equivalents

Less the four quarter rolling impact of after tax certain items.

(f)

Net debt to capitalization is calculated by dividing total debt (the sum of short-term and long-term debt less cash and short-term marketable securities) by the sum of total stockholder’s equity plus noncontrolling interest.

(g)

Earnings to fixed charges is calculated as follows: the sum of (i) earnings, defined as income (loss) from continuing operations plus dividends received from equity affiliates and (ii) fixed charges, defined as the sum of interest on indebtedness, implied interest on rental payments, and preferred stock dividends; divided by fixed charges. For fiscal 2009, the earnings to fixed charges ratio is negative because of the loss incurred during that year. The dollar amount of the deficiency was $102 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if (i) the estimate is complex in nature or requires a high degree of judgment and (ii) different estimates and assumptions were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our policies and estimates. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates that we believe are critical to the preparation of the Consolidated Financial Statements are presented below.

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

	Years ended September 30
	2010	2009(1)	2008(1)
Core Segment
Rubber Blacks Business	60%	59%	60%
Supermetals Business	6%	6%	6%
Performance Segment	28%	29%	30%
New Business Segment	3%	3%	2%
Specialty Fluids Segment	3%	3%	2%

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

The majority of the revenue in the Specialty Fluids Segment arises from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. On occasion we also make sales of cesium formate outside of a rental process and revenue is recognized upon delivery of the fluid.

We maintain allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during fiscal 2010 and 2009 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Total U.S. inventories utilizing this cost flow assumption were $41 million and $64 million at September 30, 2010 and 2009, respectively. These inventories represent 11% and 18% of total worldwide inventories at the respective year-ends. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $98 million and $119 million higher as of September 30, 2010 and 2009, respectively. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales. If, however, we were using a FIFO method, our purchases from earlier periods, which were at lower prices, would instead be the first charged to cost of sales. The opposite result could occur during a period of rapid decline in raw material costs.

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

During fiscal 2010, 2009 and 2008, inventory quantities were reduced at our U.S. Supermetals site. Additionally, during fiscal 2009 and 2008 inventory quantities were reduced at our U.S. Rubber Blacks and Performance Products sites, leading to liquidations of LIFO inventory quantities. These LIFO layer liquidations resulted in a decrease of cost of goods sold of $21 million, $6 million and $14 million and an increase in net income of $14 million ($0.21 million per diluted common share), $4 million ($0.07 per diluted common share) and $9 million ($0.14 per diluted common share) for fiscal 2010, 2009 and 2008, respectively.

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

Stock-based Compensation

We issue restricted stock, restricted stock units, and stock options under our equity compensation plans. The fair value of restricted stock is based on intrinsic value at the grant date, and the fair value of restricted stock units is the market price of our stock on the day of the grant. The fair value is recognized as expense over the service period, which generally represents the vesting period. The vesting of certain restricted stock units is dependent on certain performance based criteria. We evaluate the likelihood of achievement of such performance objectives each quarter and record stock-based compensation based on this assessment. There are no other significant estimates involved in recording compensation costs under the intrinsic value method with the exception of estimates we make around the probability of forfeitures. Changes in the forfeiture assumptions could impact our earnings but would not impact our cash flows.

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

For the reporting units that carry goodwill balances, our impairment test consists of a comparison of each reporting unit’s carrying value to its estimated fair value. A reporting unit, for the purpose of the impairment test, is at or one level below the operating segment level. The operating segments are determined and presented in accordance with the authoritative guidance on segment disclosures. We have five reporting segments broken into six reporting units for the purposes of impairment review. Our six reporting units are Rubber Blacks, Performance Products, Supermetals, Fumed Metal Oxides, Specialty Fluids, and New Business. There have been no changes to these reporting units in the current year. The estimated fair value of a reporting unit is primarily based on discounted estimated future cash flows. We validate this model by considering other factors such as the fair value of comparable companies to our reporting units, and also perform a reconciliation of the fair value of all our reporting units to our overall market capitalization. The assumptions used to estimate the discounted cash flows are based on our best estimates about selling prices, production and sales volumes, costs, future growth rates, capital expenditures and market conditions over an estimate of the remaining operating period at the reporting unit level. The discount rate is based on the weighted average cost of capital that is determined by evaluating the risk free rate of return, cost of debt, and expected equity premiums. If an impairment exists, a loss is recorded to write-down the value of goodwill to its implied fair value. Our goodwill impairment testing methodologies have not changed since the prior year’s test. As a result of the test completed for March 31, 2010, the estimated fair value substantially exceeded the carrying value of our reporting units.

As of September 30, 2010, our goodwill balance is allocated between three reporting units: Rubber Blacks, $27 million, Fumed Metal Oxides, $11 million, and New Business, $1 million. There have been no goodwill impairment charges during the periods presented in these financial statements.

Our long-lived assets primarily include property, plant and equipment, long-term investments and assets held for rent. We review the carrying values of long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. Such circumstances would include, but are not limited to, a significant decrease in the market price of the long-lived asset, a significant adverse change in the way the asset is being used, a decline in the physical condition of the asset or a history of operating or cash flow losses associated with the use of the asset. In the recent past, impairments have generally been recognized when we determine that we will restructure certain operations.

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

Assets and liabilities measured at fair value, including assets that are part of our defined benefit pension plans, are classified in the fair value hierarchy based on the inputs used for valuation. Assets that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued based on quoted prices for similar assets or liabilities in active markets, or standard pricing models using observable inputs are classified as Level 2. As of September 30, 2010, we have no assets or liabilities carried at fair value that are valued using unobservable inputs and, therefore, no assets or liabilities that are classified as Level 3. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to our total equity, as of September 30, 2010.

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

We compute our recorded obligations globally in accordance with U.S. generally accepted accounting principles. Under such principles, if actual results differ from what is projected, the differences are generally accumulated and amortized over future periods and could therefore affect the recognized expense and recorded obligation in such future periods. However, cash flow requirements may be different from the amounts of expense that are recorded in the consolidated financial statements. In fiscal 2010, restructuring activities resulted in certain pension plan curtailments and settlements, which tend to accelerate the recognition of the deferred gains and losses.

Self-Insurance Reserves

We are partially self-insured for certain third-party liability, workers’ compensation and employee medical benefits in the United States. The third-party and workers’ compensation liabilities are managed through a wholly-owned insurance captive and the related liabilities are included in the consolidated financial statements. The employee medical obligations are managed by a third-party provider and the related liabilities are included in the consolidated financial statements. To limit our potential liabilities for these risks, however, we purchase insurance from third-parties that provides individual and aggregate stop loss protection. The aggregate self-insured liability in fiscal 2010 for combined third party liabilities, U.S. workers’ compensation and employee medical benefits is $5 million, and the retention for medical costs in the United States is at most $200,000 per person per annum. We have accrued amounts equal to the actuarially determined future liabilities. We determine the actuarial assumptions in collaboration with third-party actuaries, based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs and changes in actual experience could cause these estimates to change and impact our earnings and cash flows.

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

Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time and the amount accrued is recognized on a discounted basis. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of other parties which contribute to the settlement of respirator claims, (viii) a change in the availability of insurance coverage maintained by the entity from which we acquired the safety respiration products business, (ix) changes in the allocation of costs among the various parties paying legal and settlement costs and (x) a determination that our interpretation of the contractual obligations on which we have estimated our share of liability is inaccurate. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount. Further, if the timing of our actual payments made for respirator claims differs significantly from our estimated payment schedule, and we determine that we can no longer reasonably predict the timing of such payments, we could then be required to record the reserve amount on an undiscounted basis on our consolidated balance sheets, causing an immediate impact to earnings.

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

We record obligations for uncertain tax positions based on an assessment of whether the position is more likely than not to be sustained by the taxing authorities. If this threshold is not met, the full amount of the uncertain tax position is recorded as a liability. If the threshold is met, the tax benefit that is recognized is the largest amount that is greater than 50 % likely of being realized upon ultimate settlement. This analysis presumes the taxing authorities’ full knowledge of the positions taken and all relevant facts, but does not consider the time value of money. We also accrue for interest and penalties on these uncertain tax positions and include such charges in the income tax provision in the consolidated statements of operations.

Additionally, we have established valuation allowances against a variety of deferred tax assets, including net operating loss carry-forwards, foreign tax credits, and other income tax credits. Valuation allowances take into consideration our ability to use these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. Our ability to utilize these deferred tax assets is dependent on achieving our forecast of future taxable operating income over an extended period of time. We review our forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our net deferred tax assets. An increase in a valuation allowance would result in additional income tax expense, while a release of valuation allowances in periods when these tax attributes become realizable would reduce our income tax expense.

Highly Inflationary Environments

We monitor the currencies of countries in which we operate in order to determine if the country should be considered a highly inflationary environment. If and when a currency is determined to be highly inflationary (cumulative inflation of approximately 100 percent or more over a 3-year period), the functional currency of the affected operation would be changed to our reporting currency, the U.S. dollar. Due to cumulative inflation in Venezuela over a three-year period exceeding 100% as of January 1, 2010, the functional currency of our Venezuelan operating entity has changed to the U.S. dollar.

Restructuring Activities

Our consolidated financial statements detail specific charges relating to restructuring activities as well as the actual spending that has occurred against the resulting accruals. Our restructuring charges are estimates based on our preliminary assessments of (i) severance and other employee benefits to be granted to employees, which are based on known benefit formulas and identified job grades, (ii) costs to vacate certain facilities and (iii) asset impairments. Because these accruals are estimates, they are subject to change as a result of subsequent information that may come to our attention while executing the restructuring plans. These changes in estimates would then be reflected in our consolidated financial statements.

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

Results of Operations

Non-GAAP Financial Measures

The following discussion of results includes information on our reportable segment sales and segment (or business) operating profit (loss) before tax (“PBT”). We present total segment PBT as a non-GAAP financial measure but not as a replacement for income (loss) from operations before income taxes and equity in net income of affiliated companies, the most directly comparable GAAP financial measure. In calculating segment PBT we exclude certain items, meaning items that are considered by management to be unusual and not representative of segment results. In addition, in calculating segment PBT we include equity in net income of affiliated companies, royalties paid by equity affiliates and earnings attributable to noncontrolling interests but exclude interest expense, foreign currency transaction gains and losses, interest income, dividend income, unearned revenue and unallocated corporate costs. Our Chief Operating Decision-Maker uses segment PBT to evaluate changes in the operating results of each segment and to allocate resources to the segments. We believe that this non-GAAP measure also assists our investors in evaluating the changes in our results and performance. A reconciliation of segment PBT to income (loss) from operations is set forth within this section.

Definition of Terms

When discussing our business activities we use several terms. The term “LIFO” includes two factors: (i) the impact of current inventory costs being recognized immediately in cost of goods sold (“COGS”) under a last-in first-out method, compared to the older costs that would have been included in COGS under a first-in first-out method (“COGS impact”); and (ii) the impact of reductions in inventory quantities, causing historical inventory costs to flow through COGS (“liquidation impact”). The term “contract lag” refers to the time lag of the feedstock related pricing adjustments in certain of our rubber blacks supply contracts. The term “product mix” refers to the various types and grades, or mix, of products sold in a particular business or segment during the period, and the positive or negative impact of that mix on the revenue or profitability of the business or segment.

Cabot is organized into four business segments: the Core Segment, which is further disaggregated for financial reporting purposes into the Rubber Blacks and the Supermetals Businesses, the Performance Segment, the New Business Segment and the Specialty Fluids Segment. Cabot is also organized for operational purposes into three geographic regions: the Americas; Europe, Middle East and Africa; and Asia Pacific. Discussions of all periods reflect these structures.

Our analysis of financial condition and operating results should be read with our Consolidated Financial Statements and accompanying notes. Unless a calendar year is specified, all references to years in this discussion are to our fiscal years ended September 30.

Drivers of Demand and Key Factors Affecting Profitability

Drivers of demand and key factors affecting our profitability differ by Segment. In our Core Segment, demand in the Rubber Blacks Business is influenced on a long term basis primarily by: i) the number of vehicle miles driven globally; ii) the number of original equipment and replacement tires produced; and iii) the number of automotive builds. Over the past several years, the Rubber Blacks Business’ operating results have been driven by a number of factors, including: i) increases or decreases in sales volumes; ii) changes in raw material costs and our ability to obtain sales price increases for our products commensurate with increases in raw material costs; iii) global and regional capacity utilization; iv) fixed cost savings achieved through restructuring and other cost saving activities; v) the growth of our volumes and market position in emerging economies; and vi) capacity management and technology investments, including the impact of energy utilization and yield improvement technologies at our manufacturing facilities. Historically, there has been a time lag between when we incur feedstock costs and the time when prices are adjusted under our supply contracts that contain feedstock related pricing formulas. Since 2008, we have been actively renegotiating these contracts in an attempt to reduce this time delay. During fiscal 2010 we reduced the percentage of volume subject to this time lag, and the financial impact of the time lag was immaterial to our business results.

In the Supermetals Business, longer term demand for tantalum is largely driven by the number of high performance electronic devices produced using tantalum capacitors versus competing materials. Over the past several years capacitors have been made using higher efficiency tantalum powders that require a lower volume of powder to achieve the same capacitance, thus reducing overall volume demand. Additionally, we have migrated our product line over the past several years to focus on the production of the highest capacitance powders utilized principally in high performance electronic applications. Profitability of the Supermetals Business in recent years has largely been determined by: i) volume changes associated with fluctuations in demand in the electronics market; ii) our ability to implement cost reduction initiatives; iii) business mix decisions as we have transitioned our product offerings to the highest capacitance tantalum powders; and iv) raw materials costs including the impact of reducing inventory levels.

In our Performance Segment, longer term demand is driven primarily by the construction and infrastructure, automotive, electronics and consumer products industries. In recent years, operating results in the Performance Segment have been driven by: i) our growth in emerging markets; ii) our ability to deliver differentiated products that drive enhanced performance in customers’ applications; and iii) our ability to obtain value pricing for this differentiation.

In our New Business Segment, drivers of demand are specific to the various businesses. In the Inkjet Colorants Business, demand has been driven by a relative increase of printer platforms using our pigments at both new and existing customers and the broader adoption of inkjet technology in office and commercial printing applications. Demand in the Aerogel Business has been driven by an increasing number of projects using our products for oil and gas and daylighting applications. In Superior MicroPowders demand has been driven principally by the number of security taggant applications incorporating our unique and proprietary particles. Operating results in the New Business Segment have been influenced by: i) our ability to improve the pace of revenue generation in the Segment; ii) our ability to select the highest value opportunities and work with lead users in the appropriate markets; and iii) our ability to appropriately size the overall cost platform of the Segment for the opportunities.

In our Specialty Fluids Segment, demand for cesium formate is primarily driven by the level of drilling activity for high pressure oil and gas wells and by the petroleum industry’s acceptance of our product as a drilling and completion fluid for this application. Operating results in the Specialty Fluids Segment have been driven by the size, type and duration of drilling jobs.

Overview of Results for Fiscal 2010

During fiscal 2010, profitability increased compared to fiscal 2009. The increase was principally driven by: i) higher volumes from global demand recovery in the tire, automotive, infrastructure and electronics markets; ii) successful implementation of the global operational restructuring we began in fiscal 2009 that eliminated higher cost, less efficient assets and lowered our fixed costs; iii) investments in new efficient capacity, energy centers and yield technology; iv) pricing and business mix decisions that increased margins in our businesses; v) leveraging the rapid demand recovery in emerging markets with our broad geographic footprint and leading manufacturing positions in these regions; and vi) the continued improvement in financial performance by our new business ventures. While there was a significant contract lag and LIFO benefit in fiscal 2009, the impact in fiscal 2010 was minimal. This resulted in an unfavorable year over year comparison for both of these items. During fiscal 2010 we improved our cash position, despite a modest working capital increase associated with our increased volumes, ending the year with a higher cash balance than in fiscal 2009.

Outlook for Fiscal 2011

While volumes increased in fiscal 2010 due to increasing demand in our end markets, they remain five to ten percent below pre-recession levels. The actions we have taken in our key strategic areas of margin improvement, capacity and emerging market expansion, and new product and business development will allow us to improve our profitability as demand continues to recover to its peak levels. During fiscal 2011 we will invest in capacity expansions in emerging markets in our Rubber Blacks Business and Performance Segment to strengthen our manufacturing position in these regions. We anticipate continued improvement in our ability to generate revenue from our new business development efforts. In the Specialty Fluids Segment, we remain focused on expanding our presence beyond the core North Sea geography. Our strong cash position gives us a solid platform for our growth.

Fiscal 2010 compared to Fiscal 2009 and Fiscal 2009 compared to Fiscal 2008—Consolidated

Net Sales and Gross Profit

	Years ended September 30
	2010	2009	2008
	(Dollars in millions)
Net sales and other operating revenues	$2,893	$2,243	$3,191
Gross profit	$564	$227	$484

The $650 million increase in net sales from fiscal 2009 to fiscal 2010 was due primarily to higher volumes ($453 million) from stronger demand in our key end markets, higher selling prices and a favorable product mix ($116 million) and the favorable effect of foreign currency translation ($57 million). The $948 million decrease in sales in fiscal 2009, when compared to fiscal 2008, was primarily due to lower volumes ($757 million) from weaker demand in our key end markets resulting from the global economic downturn, lower prices ($119 million) driven by lower carbon black raw material costs and the unfavorable effect of foreign currency translation ($87 million).

Our gross profit was 19% of net sales in fiscal 2010, compared to 10% in fiscal 2009 and 15% in fiscal 2008. Gross profit increased by $337 million in fiscal 2010 when compared to fiscal 2009 principally due to: i) higher volumes from improved demand in our end markets; ii) higher unit margins driven by the implementation of strategic initiatives to improve pricing and product mix; and iii) lower charges recorded as cost of sales during fiscal 2010 principally related to restructuring expenses. While there was a significant contract lag and LIFO benefit in fiscal 2009, the impact in fiscal 2010 was minimal. This resulted in an unfavorable year over year comparison for both of these items. Gross profit decreased by $257 million in fiscal 2009 when compared to fiscal 2008 principally due to: i) lower volumes from weaker demand in our end markets; ii) charges recorded as cost of sales during fiscal 2009 principally related to restructuring expenses; and iii) the unfavorable impact of older, high cost inventories in our carbon black related businesses. These factors were partially offset by contract lag and LIFO benefits resulting from lower carbon black feedstock costs, reduced operating expenses from the implementation of restructuring and cost saving actions and improved performance in our New Business Segment.

Selling and Administrative Expenses

	Years Ended September 30
	2010	2009	2008
	(Dollars in millions)
Selling and administrative expenses	$246	$211	$246

Selling and administrative expenses increased by $35 million in fiscal 2010 when compared to fiscal 2009. The comparative increase is principally due to substantially lower spending levels in fiscal 2009 from cost saving measures implemented at the onset of the global economic downturn, higher restructuring related charges and an increase in performance based compensation in fiscal 2010 commensurate with improved operating results. Selling and administrative expenses decreased by $35 million in fiscal 2009 when compared to fiscal 2008. The decrease was principally due to restructuring and cost saving actions implemented during fiscal 2009 and lower performance based compensation expenses, partially offset by restructuring related charges.

Research and Technical Expenses

	Years Ended September 30
	2010	2009	2008
	(Dollars in millions)
Research and technical expenses	$70	$71	$74

Research and technical expenses were lower by $1 million in fiscal 2010 when compared to fiscal 2009. While maintaining our gross spending levels, we also continued to focus on investing in our highest value new business and process research opportunities during fiscal 2010. In fiscal 2009, research and technical expenses decreased by $3 million when compared to fiscal 2008. The lower expenses were principally associated with cost reduction efforts and a greater focus on the efficiency of our business development activities.

Interest and Dividend Income

	Years Ended September 30
	2010	2009	2008
	(Dollars in millions)
Interest and Dividend Income	$2	$3	$4

Interest and dividend income was $1 million lower in fiscal 2010 when compared to fiscal 2009 primarily due to lower interest rates, partially offset by higher cash balances. Interest and dividend income decreased by $1 million in fiscal 2009 when compared to fiscal 2008 due to lower interest rates in fiscal 2009.

Interest Expense

	Years Ended September 30
	2010	2009	2008
	(Dollars in millions)
Interest Expense	$40	$30	$38

Interest expense increased by $10 million in fiscal 2010 when compared to fiscal 2009. The comparative increase was primarily due to higher average interest rates resulting from the issuance of our 5% Notes in the fourth quarter of fiscal 2009. In fiscal 2009, interest expense decreased by $8 million relative to fiscal 2008. The decrease was due to a lower level of borrowing, as we materially reduced our debt during most of fiscal 2009, and the benefit of lower interest rates associated with our floating rate debt.

Other Expense

	Years Ended September 30
	2010	2009	2008
	(Dollars in millions)
Other Expense	$2	$20	$18

Other expense decreased by $18 million in fiscal 2010 when compared to fiscal 2009. The change is principally attributable to the favorable comparison of net foreign currency transactions ($18 million), which includes the write down in the value of bolivars that had accumulated in our holding companies over several years to a parallel exchange rate ($5 million) and the remeasurement of our foreign currency denominated debt and related derivatives ($8 million) recorded in fiscal 2009 that did not recur in fiscal 2010. Other expense in fiscal 2009 increased by $2 million when compared to fiscal 2008. The increase was primarily attributable to an increased unfavorable impact from foreign currency transactions ($12 million), including the write-down in value of bolivars that had accumulated in our holding companies over several years to a parallel exchange rate ($6 million). These factors were partially offset by a reduced impact from fair market value currency hedges ($7 million) and a lower impact from certain items recorded as other charges in our statement of operations ($2 million).

(Provision) Benefit for Income Taxes

	Years Ended September 30
	2010	2009	2008
	(Dollars in millions)
(Provision) Benefit for Income Taxes	$(46)	$22	$(14)
Tax Rate on Income from Continuing Operations	22%	22%	13%

The provision for income taxes was $46 million for fiscal 2010, resulting in an overall 22% tax rate. We recorded benefits of approximately $15 million (7%) in the current year related to the settlement of various tax audits and $2 million (1%) for investment incentive credits earned, partially offset by a $1 million charge (1%) for miscellaneous adjustments. Excluding these items, our tax rate would have been approximately 30% for fiscal 2010 primarily due to our geographic earnings mix.

The benefit for income taxes was $22 million for fiscal 2009, resulting in an overall 22% tax rate. We recorded benefits of approximately $9 million (9%) in the current year related to the settlement of various tax audits, $2 million (2%) for the renewal of the U.S. research and experimentation credit, and $1 million (1%) for investment incentive credits earned. Excluding these items, our tax benefit would have been approximately 10% for fiscal 2009, primarily due to our geographic earnings mix. Those jurisdictions where we incurred substantial losses did not, for the most part, record tax benefits because of uncertainty around whether net operating loss carryforwards would be recoverable in the future.

The provision for income taxes was $14 million for fiscal 2008, resulting in an overall 13% tax rate. We recorded benefits of $8 million (7%) related to the settlement of various tax audits, $3 million (3%) for reinvestment tax credits earned and $4 million (4%) for the utilization of a previously unrecognized capital loss carryforward, partially offset by a $2 million (2%) charge from miscellaneous adjustments. Excluding these items, our tax rate would have been approximately 23% for fiscal 2008.

Our anticipated tax rate for fiscal 2011 is 25% to 27%, exclusive of discrete tax items and the tax impact of any certain items. We are currently evaluating actions that could be taken in fiscal 2011 to mitigate the impact of recent U.S. tax legislation on our future tax planning strategies. We anticipate that any tax impact in fiscal 2011 from such actions, if taken, would be a discrete item. The IRS has not yet commenced the audit of our 2007 and 2008 tax years. Certain Cabot subsidiaries are under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2011. We have filed our tax returns in accordance with the tax laws in each jurisdiction and maintain tax reserves for differences between tax expense as finally determined and estimated tax expense for exposures that can be reasonably estimated.

Equity in Net Income of Affiliated Companies and Net Income Attributable to Noncontrolling Interests, net of tax

	Years Ended September 30
	2010	2009	2008
	(Dollars in millions)
Equity in Net Income of Affiliated Companies, net of tax	$7	$5	$8
Net Income Attributable to Noncontrolling Interests, net of tax	15	2	20

Equity in net income of affiliated companies, net of tax, increased by $2 million in fiscal 2010 when compared to fiscal 2009 due primarily to an improvement in profitability at our equity affiliate in Mexico as our end markets recovered from the 2009 global economic downturn. Equity in net income of affiliated companies, net of tax, decreased by $3 million in fiscal 2009 when compared to fiscal 2008 due to the impact of the global economic downturn, primarily at our affiliate in Mexico.

Noncontrolling interest in net income, net of tax, is the means by which the minority shareholders’ portion of the income or loss in our consolidated joint ventures is removed from our consolidated statement of operations. In periods when our consolidated joint ventures’ profitability increases, the minority shareholders’ portion of our net income also increases. Accordingly, for fiscal 2010, the increase in net income attributable to noncontrolling interests, net of tax, of $13 million is due to the improved profitability of our joint ventures in China, Indonesia, and Malaysia, from higher volumes and unit margins. In fiscal 2009, losses in our consolidated joint ventures in Malaysia and Indonesia offset earnings in our other consolidated joint ventures. Additionally, the earnings of our profitable ventures, particularly in China, were significantly lower than in fiscal 2008 causing the $18 million reduction in noncontrolling interest in net income, net of tax.

Discontinued Operations

In fiscal 2010 and fiscal 2008 we did not have material income or charges from discontinued operations. In fiscal 2009 we recorded a loss from our discontinued operations of less than $1 million ($0.01 per diluted common share) for legal settlements in connection with our discontinued operations.

Net Income (Loss) Attributable to Cabot Corporation

In fiscal 2010, we reported net income of $154 million ($2.35 per diluted common share). This is compared to a net loss of $77 million ($1.25 per diluted common share) in fiscal 2009 and net income of $86 million ($1.32 per diluted common share) in fiscal 2008.

Fiscal 2010 compared to Fiscal 2009 and Fiscal 2009 compared to Fiscal 2008—By Business Segment

Total segment PBT, certain items, other unallocated items and income (loss) from continuing operations before taxes for fiscal 2010, 2009 and 2008 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note U of our Consolidated Financial Statements.

	Years Ended September 30
	2010	2009	2008
	(Dollars in millions)
Total segment PBT	$348	$85	$215

Certain items	(52)	(103)	(13)
Other unallocated items	(88)	(84)	(90)

Income (loss) from continuing operations before taxes	$208	$(102)	$112

In fiscal 2010, total segment PBT increased by $263 million when compared to fiscal 2009. The increase was principally driven by higher volumes ($197 million) from stronger demand in our end markets and higher unit margins ($103 million) from: i) increased prices; ii) a favorable product mix; and iii) the favorable comparison from charges in fiscal 2009 related to older high cost inventories that did not recur in fiscal 2010. While there was a significant contract lag and LIFO benefit in fiscal 2009, the impact in fiscal 2010 was minimal. This resulted in an unfavorable year over year comparison ($43 million) for both of these items.

In fiscal 2009, total segment PBT decreased by $130 million when compared to fiscal 2008. The decrease was principally due to lower volumes from weaker demand in our end markets ($283 million) resulting from the global economic downturn and the unfavorable impact of older, high cost inventories ($62 million). These factors were partially offset by contract lag and LIFO benefits from lower carbon black raw material costs relative to unfavorable impacts in fiscal 2008 (net $129 million benefit). Additionally, lower operating expenses ($44 million) from restructuring and cost saving actions and foreign currency translation ($39 million) benefited results in fiscal 2009 when compared to fiscal 2008.

Certain Items:

In recent years the costs of various restructuring activities have been recorded as certain items, and thus not included in segment results. These charges principally comprised the certain items that were recorded in fiscal 2010 and 2009. In fiscal 2010 we closed our carbon black facility in Thane, India and continued the global restructuring of our operations that we began in fiscal 2009. In fiscal 2008, certain items were comprised of charges from executive transition costs, environmental reserves and legal settlements, and restructuring charges.

Details of the certain items for fiscal 2010, 2009 and 2008 are as follows:

	Years Ended September 30
	2010	2009	2008
	(Dollars in millions)
Environmental reserves and legal settlements	$(3)	$(7)	$(3)
Executive transition costs	—	(4)	(4)
Recovery of previously impaired investments	1	—	—
Long-lived asset impairment	(2)	—
Reserve for respirator claims	(2)	—	2
Write-down of impaired investments	—	(1)	—
Debt issuance costs	—	—	(2)
Restructuring initiatives:
2009 Global	(30)	(89)	—
Closure of Thane, India Facility	(16)	—	—
Other	—	(2)	(6)

Total certain items, pre-tax	$(52)	$(103)	$(13)

Other Unallocated Items:

	Years Ended September 30
	2010	2009	2008
	(Dollars in millions)
Interest Expense	$(40)	$(30)	$(38)
Equity in net income of affiliated companies	(7)	(5)	(8)
Unallocated corporate costs	(39)	(28)	(28)
Foreign currency transaction gains (losses) and other	(2)	(21)	(16)

Total	$(88)	$(84)	$(90)

Core Segment

Sales and PBT for the Rubber Blacks and Supermetals Businesses, which together comprise the Core Segment, for fiscal 2010, 2009 and 2008 are as follows:

	Years Ended September 30
	2010	2009	2008
	(Dollars in millions)
Rubber Blacks Business Sales	$1,677	$1,287	$1,867
Supermetals Business Sales	177	140	195

Total Sales	$1,854	$1,427	$2,062

Rubber Blacks Business PBT	$150	$34	$108
Supermetals Business PBT	35	(1)	(1)

Total PBT	$185	$33	$107

Rubber Blacks Business

In fiscal 2010, sales in the Rubber Blacks Business increased by $390 million when compared to fiscal 2009. The increase was principally driven by higher volumes ($246 million), higher prices and a favorable product mix ($94 million) and the favorable effect of foreign currency translation ($45 million). Global volumes increased by 19% in fiscal 2010 relative to fiscal 2009 from increased demand due to a combination of recovery in our end markets and the impact of expanded capacity at our facility in China. In fiscal 2009, Rubber Blacks sales decreased by $580 million when compared to fiscal 2008 principally due to 21% lower volumes ($402 million) driven by decreased demand in the tire and automotive markets, lower prices ($126 million) driven by lower carbon black raw material costs, and the unfavorable effect of foreign currency translation ($58 million), principally from the Brazilian Real and the Euro.

In fiscal 2010 Rubber Blacks PBT increased by $116 million when compared to fiscal 2009. The increase was principally driven by higher volumes ($81 million) and higher unit margins ($68 million) from: i) higher pricing; ii) a favorable product mix; iii) a favorable comparison from charges in fiscal 2009 related to older high cost inventories that did not recur in the same period of fiscal 2010; and iv) payments associated with the achievement of certain milestones in our Cabot Elastomer Composites business development efforts. While there was a significant contract lag and LIFO benefit in fiscal 2009, the impact in fiscal 2010 was minimal. This resulted in an unfavorable year over year comparison ($32 million) for both of these items. In fiscal 2009 PBT in the Rubber Blacks Business decreased by $74 million when compared to fiscal 2008. The decrease was principally attributable to lower volumes ($115 million), as global tire and automotive production fell in response to weaker consumer demand, and the unfavorable impact of older, high cost inventories ($46 million). These unfavorable factors more than offset contract lag and LIFO benefits ($28 million), relative to unfavorable impacts in fiscal 2008 ($74 million), and the benefit of lower operating expenses from restructuring and cost saving actions.

Historically, our rubber blacks supply contracts have provided for a price adjustment on the first day of each quarter to account for changes in feedstock related costs and, in some cases, changes in other relevant costs. These feedstock adjustments have been based upon the average of a relevant index over a three-month period. Because of the need to communicate these adjustments to our customers in a timely manner, the contracts typically provided for the adjustments to be calculated in the month preceding the quarter. Accordingly, the calculation was typically based upon the average of the three months preceding the month in which the calculation was made. In periods of rapidly fluctuating feedstock costs, this time lag can have a significant impact on the results of the Rubber Blacks Business. Over the past two years, we have reduced the percentage of our Rubber Blacks volume subject to this time delay from approximately 50% in fiscal 2008 to less than 10% at the end of fiscal 2010. Accordingly, we anticipate that the contract lag comparisons discussed above should become less of a factor in our operating results in the future.

Supermetals Business

Sales in the Supermetals Business in fiscal 2010 increased by $37 million when compared to fiscal 2009. The impact of higher volumes ($49 million) from increased demand in the electronics markets and the positive impact of foreign currency translation ($5 million) were partially offset by lower prices ($16 million) principally in the first half of fiscal 2010. In fiscal 2009 Supermetals sales decreased by $55 million when compared to fiscal 2008 as lower volumes ($85 million) from weaker electronics demand driven by the global economic slowdown more than offset higher prices and a favorable product mix ($22 million) and the positive effect of foreign currency translation ($6 million).

In fiscal 2010, PBT in the Supermetals Business increased by $36 million relative to fiscal 2009. The increase was driven by higher volumes ($20 million) and lower costs, including both lower fixed manufacturing costs ($12 million) from improved utilization rates and lower average raw material costs ($19 million), which included a favorable LIFO liquidation impact. These positive factors were partially offset by lower pricing and an unfavorable product mix ($16 million) principally in the first half of fiscal 2010. In fiscal 2009, PBT in the Supermetals Business was flat when compared to fiscal 2008. Substantially lower volumes from weaker demand in the electronics industry ($31 million) were offset by higher prices ($23 million), lower operating expenses from cost reduction actions ($5 million) and lower raw material costs ($3 million).

Performance Segment

Sales and PBT for the Performance Segment for fiscal 2010, 2009 and 2008 are as follows:

	Years Ended September 30
	2010	2009	2008
	(Dollars in millions)
Performance Products Business Sales	$531	$410	$643
Fumed Metal Oxides Business Sales	252	210	286

Segment Sales	$783	$620	$929

Segment PBT	$130	$41	$119

In fiscal 2010, sales for the Performance Segment increased by $163 million when compared to fiscal 2009. The increase was principally driven by higher volumes ($122 million), higher prices and a favorable product mix ($34 million) and the positive impact of foreign currency translation ($6 million). During fiscal 2010, volumes in Performance Products and Fumed Metal Oxides increased by 20% and 18%, respectively, principally from the global recovery of our key end markets. For fiscal 2009, the $309 million decrease in sales in the Performance Segment when compared to fiscal 2008 was due principally to lower volumes ($258 million) from weaker demand in our key end markets, the unfavorable effect of foreign currency translation ($36 million) and lower prices from lower carbon black feedstock costs ($22 million). Volumes in the Performance Products and Fumed Metal Oxides Businesses decreased by 29% and 26%, respectively, in fiscal 2009 when compared to fiscal 2008.

PBT in the Performance Segment increased by $89 million in fiscal 2010 when compared to fiscal 2009. The increase was due to higher volumes ($62 million) from global demand recovery, higher prices and a favorable product mix ($36 million) and the positive effect of foreign currency translation ($4 million). These positive factors were partially offset by an unfavorable year over year comparison from carbon black related LIFO ($13 million). PBT in the Performance Segment decreased by $78 million in fiscal 2009 when compared to fiscal 2008. The decrease was driven principally by lower volumes from weaker demand in our key end markets ($127 million). The unfavorable impact of older, higher cost inventories ($16 million) was more than offset by expanded unit margins. Additionally, a $10 million favorable LIFO impact, relative to a $17 million unfavorable impact in fiscal 2008, and lower operating expenses from restructuring and cost saving actions benefited results.

New Business Segment

Sales and PBT for the New Business Segment for fiscal 2010, 2009 and 2008 are as follows:

	Years Ended September 30
	2010	2009	2008
	(Dollars in millions)
Inkjet Colorants Business Sales	$57	$46	$43
Aerogel Business Sales	24	15	10
Superior MicroPowders Sales	7	6	4

Segment Sales	$88	$67	$57

Segment PBT	$(2)	$(10)	$(35)

Sales in the New Business Segment increased by $21 million in fiscal 2010 when compared to fiscal 2009, with commercial revenue increases in all businesses within the Segment and higher revenues from joint development and licensing agreements. The commercial revenue improvements were driven by higher volumes in Inkjet Colorants, an increased number of jobs in the oil and gas market in the Aerogel Business, and increased sales of security taggants for brand authentication in Superior MicroPowders. Sales in the

New Business Segment increased by $10 million in fiscal 2009 when compared to fiscal 2008 driven by increased revenue in all businesses as the Segment focused on improving its pace of revenue generation.

Net losses in the New Business Segment for fiscal 2010 and fiscal 2009 improved by $8 million and $25 million when compared to fiscal 2009 and fiscal 2008, respectively. Results in both periods benefited from increased sales revenue and the improved discipline of our business development process.

In the fourth quarter of fiscal 2010, we acquired Oxonica Materials Inc. (“OMI”) from Oxonica Plc for a purchase price of $5 million in cash. OMI (now renamed Cabot Security Materials Inc.) is developing surface enhanced raman scattering materials and detection technology, which is expected to expand our portfolio of security technologies within Superior MicroPowders.

Specialty Fluids Segment

Sales and PBT for the Specialty Fluids Segment for fiscal 2010, 2009 and 2008 are as follows:

	Years Ended September 30
	2010	2009	2008
	(Dollars in millions)
Segment Sales	$81	$59	$68

Segment PBT	$35	$21	$24

During fiscal 2010, sales in the Specialty Fluids Segment were $22 million higher than in fiscal 2009. The increase was due principally to a higher level of drilling activity in the North Sea and higher prices. During fiscal 2009, sales in the Specialty Fluids Segment decreased by $9 million, when compared to fiscal 2008. The decrease was due principally to lower volumes partially offset by favorable pricing.

Fiscal 2010 PBT increased by $14 million when compared to fiscal 2009. The increase was driven by higher volumes from a strong level of drilling activity in the North Sea and higher pricing. These favorable factors were partially offset by increased operating expenses from the restart of our manufacturing facility after a temporary suspension of production activity in fiscal 2009. In fiscal 2009 PBT in the Specialty Fluids Segment was $3 million lower than in fiscal 2008. Lower volumes were partially offset by higher prices, and lower operating expenses.

During fiscal 2010, 21% of sales in the Specialty Fluids Segment were generated from regions outside the North Sea, compared to 29% in fiscal 2009 and 21% in fiscal 2008. The percentage decrease in fiscal 2010 relative to fiscal 2009 was due to an increase in overall revenues that were driven by North Sea activity, thus reducing the relative percentage of revenues represented by geographies outside of the North Sea.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, increased by $47 million during fiscal 2010. The increase was primarily attributable to our increased cash position, which was partially offset by a reduction in our committed borrowing facilities. At September 30, 2010, we had cash and cash equivalents of $387 million, and current availability under our revolving credit agreement and other committed credit facilities of approximately $424 million.

In June 2010, we entered into a new committed unsecured revolving credit agreement (“credit agreement”). The credit agreement provides for a $450 million revolving credit facility through June 2014 and replaced our previous credit facility which was scheduled to expire in August 2010. The credit agreement contains an option, subject to the lenders’ approval, to increase the facility to $525 million. All borrowing under the credit agreement will be based on floating interest rates. Amounts committed under the credit agreement can also be utilized to provide letters of credit in certain circumstances. We plan to use the credit agreement for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, and acquisitions. The credit agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants in the credit agreement include interest coverage, debt-to-EBITDA and subsidiary debt to total capitalization ratios. As of September 30, 2010, we were in compliance with all applicable covenants.

We anticipate sufficient liquidity from (i) cash on hand; (ii) cash flows from operating activities; and (iii) cash available from our credit agreement to meet our operational needs and financial obligations for the next twelve months. Our liquidity derived from cash flows from operations is, to a large degree, predicated on our ability to collect our receivables in a timely manner, the cost of our raw materials, and our ability to manage inventory levels.

The following discussion of the changes in our cash balance refers to the various sections of our consolidated statements of cash flows.

Cash Flows from Operating Activities

Cash generated by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $249 million in fiscal 2010 compared to $399 million in fiscal 2009 and $124 million in fiscal 2008. Cash generated from operating activities in fiscal 2010 was driven primarily by net income of $169 million plus $143 million of depreciation and amortization and $27 million of non-cash compensation, partially offset by a net increase in working capital of $76 million. Our working capital increase in fiscal 2010 was driven principally by higher sales volumes when compared to fiscal 2009 and is comprised of higher accounts receivable ($116 million) and inventories ($7 million), offset by an increase in accounts payable and accrued liabilities ($47 million). Cash generated from operating activities in fiscal 2009 was due principally to a net decrease in working capital of $356 million. Specifically, we had both a $215 million decrease in accounts receivable primarily attributable to lower sales and improved collections and a decrease of $184 million in inventories as a result of lower feedstock costs and reduced inventory quantities. Offsetting these sources of cash was a decrease in accounts payable and accrued liabilities of $43 million as a result of the timing of raw material deliveries and payments. Cash generated from operating activities in fiscal 2008 was primarily generated from net income of $106 million and depreciation and amortization of $163 million, partially offset by an increase in working capital of $142 million.

In addition to the working capital movements noted above, there are certain other elements of operations that have had a bearing on operating cash flows that warrant discussion:

Restructurings—As of September 30, 2010, we had $19 million of total restructuring costs in accrued expenses in the consolidated balance sheet related to our 2009 global restructuring plan and the closure of our Thane, India facility. We made cash payments of $36 million during fiscal 2010 related to these restructuring plans. We expect to make cash payments related to these restructuring activities of approximately $21 million in fiscal 2011 (which includes the $19 million already accrued in the consolidated balance sheet as of September 30, 2010).

Environmental and Litigation Matters—We have recorded a $7 million reserve on a discounted basis ($7 million on an undiscounted basis) as of September 30, 2010 for environmental remediation costs at various sites. These sites are primarily associated with businesses divested in prior years. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Additionally, as of September 30, 2010 we have recorded a $15 million reserve on a discounted basis ($20 million on an undiscounted basis) for respirator claims. These expenditures will also be spread over a long period of time. We also have other litigation costs arising in the ordinary course of business. These include claims filed against us related to our divested businesses, including claims asserting liability as the result of exposure to beryllium.

The following table represents the estimated future undiscounted payments related to our environmental and respirator reserves.

	Future Payments by Fiscal Year
	2011	2012	2013	2014	2015	Thereafter	Total
	(Dollars in millions)
Environmental	$2	$1	$1	$1	$1	$1	$7
Litigation—respirator	4	1	1	1	1	12	20

Total	$6	$2	$2	$2	$2	$13	$27

We expect that cash on hand and cash provided from operations will be adequate to fund any cash requirements relating to environmental matters or pending litigation costs.

Venezuela

Overview

We own 48% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of September 30, 2010 these subsidiaries carried the operating affiliate investment of $25 million, and held 12 million bolivars in cash and dividends receivable.

The following provides a synopsis of recent currency related events in Venezuela and their impact on our financial statements:

Fourth quarter fiscal 2009

Continued political and economic uncertainty in Venezuela led us to decide in the fourth quarter of fiscal 2009 to repatriate the majority of our cash from our subsidiaries using several available mechanisms, as exchange through the Venezuelan central bank (“CADIVI”) process was uncertain. We also remeasured any remaining bolivar denominated cash balances and bolivar denominated dividends receivable held in our subsidiaries using the parallel rate at the end of the reporting period, which was 5.55 bolivars to the U.S. dollar (“B/$”) as of September 30, 2009. This was necessary as it was our intention to repatriate those monies as soon as practicable and we believed that the official exchange rate sanctioned by the Venezuelan government would not be available to us for the purpose of dividend repatriation. This remeasurement resulted in a $6 million charge through other income (expense) within the consolidated statement of operations in the fourth quarter of fiscal 2009. This repatriation was completed in the first quarter of fiscal 2010.

Second quarter of fiscal 2010

In January 2010, the Venezuelan government announced a devaluation of the bolivar from 2.15 B/$ to two official rates through CADIVI, an essentials rate at 2.60 B/$ and a non-essentials rate at 4.30 B/$. The latter rate is the rate that we believed would continue to be available to the operating affiliate to transact its ordinary activities. Given that we had determined, as of January 1, 2010, that the Venezuelan economy was highly inflationary, as of the second quarter of fiscal 2010 we began to remeasure all transactions of the operating affiliate denominated in bolivars to U.S. dollars using the non-essentials rate of 4.30 B/$. This decision gave rise to a gain of $1 million in our second quarter of fiscal 2010, because of the net monetary liability position of the operating affiliate. Additionally, we recognized a tax benefit from a reduction in our deferred tax liability based on the impact of the devaluation of the bolivar on the unremitted earnings pool. Accordingly, a one-time benefit of $2 million was recorded in the second quarter of fiscal 2010. The parallel market (which was transacting at 7.00 B/$ as of March 31, 2010) continued to be operational for repatriation transactions, and accordingly drove the remeasurement rate of the bolivar denominated monetary assets held by our subsidiaries.

Third quarter of fiscal 2010

In May 2010, the Venezuelan government eliminated the use of the parallel market, and subsequently established an officially sanctioned and regulated secondary market. This market, “SITME”, which effectively transacts at 5.30 B/$, operates in addition to the two official CADIVI rates and is subject to restrictions which preclude us from utilizing this market to remit dividends.

As of June 30, 2010 the subsidiaries held 5 million bolivars in cash from dividends paid, and 8 million bolivars in dividends receivable from the operating affiliate. However, with the closure of the parallel market, we no longer have a mechanism by which we may convert and remit our bolivar holdings. Accordingly we remeasured the bolivar denominated cash and dividends receivable at the CADIVI non-essentials rate of 4.30 B/$, resulting in the recognition of a $1 million gain in the third quarter of fiscal 2010 through other income (expense) within the consolidated statement of operations.

Fourth quarter of fiscal 2010, and the subsequent period

We still intend to convert substantially all bolivars held by our Venezuelan subsidiaries to U.S. dollars as soon as practical and we continue to monitor for opportunities to convert their bolivars through Venezuelan government, or government backed, bond offerings. There was no activity in the fourth quarter of fiscal 2010. However, in late October, 2010 we were able to participate in a bond offering, repatriating approximately 4 million bolivars at a rate of 6.57 B/$, which resulted in an exchange loss of less than $1 million during the first quarter of fiscal 2011. While this indicates that there continue to be some government sanctioned processes available to convert bolivars to U.S. dollars at amounts other than the legally sanctioned two-tiered rate, we continue to believe that the CADIVI non-essentials rate of 4.30 B/$ is the rate at which we should translate our bolivar balances. However, any future change in the CADIVI official rate or opening of additional parallel markets could lead to a different conclusion and lead to additional gains or losses on the bolivar denominated assets held by our subsidiaries, which are valued at approximately $3 million as of September 30, 2010.

Employee Benefit Plans

As of September 30, 2010 we had consolidated unfunded employee benefit plan liabilities of $167 million, comprised of $83 million for pension benefit plan liabilities and $84 million for postretirement benefit plan liabilities.

The $83 million of unfunded pension benefit plan liabilities is derived as follows:

	U.S.	Foreign	Total
	(Dollars in millions)
Fair Value of Plan Assets	$104	$197	$301
Benefit Obligation	143	241	384

Unfunded Status	$39	$44	$83

In fiscal 2010, we made cash contributions totaling approximately $2 million to our U.S. pension benefit plan and approximately $9 million to our foreign pension benefit plans. For fiscal 2011, we expect to make a cash contribution of approximately $2 million to our U.S. pension plan and we also expect to make an approximate $10 million cash contribution to our foreign pension plans.

The $84 million of unfunded postretirement benefit plan liabilities is comprised of $69 million for our U.S. and $15 million for our foreign postretirement benefit plans. These postretirement benefit plans provide certain health care and life insurance benefits for retired employees. Typical of such plans, our postretirement plans are unfunded and therefore have no plan assets. We fund these plans as claims or insurance premiums come due. In fiscal 2010, we paid postretirement benefits of $6 million under our U.S. postretirement plans and $1 million to our foreign postretirement plans. For fiscal 2011, we expect to make benefit payments of approximately $6 million to our U.S. postretirement plans and $1 million to our foreign postretirement plans.

Cash Flows from Investing Activities

Cash flows from investing activities were primarily driven by capital expenditures and consumed $112 million of cash in fiscal 2010 compared to $105 million in fiscal 2009 and $176 million in fiscal 2008. Capital expenditures in fiscal 2010 of $108 million were primarily related to maintenance and replacement capital for our operating facilities, investments in energy recovery technology, the completion of our newly commissioned thermoplastic concentrates facility in Dubai, expansion of our manufacturing footprint in the Asia Pacific region and capital spending required for process technology and product differentiation projects.

Capital expenditures in fiscal 2009 of $106 million included spending for expansion of rubber blacks capacity at an existing facility in China, new energy centers at other rubber blacks facilities and a new facility in Dubai.

Capital expenditures in fiscal 2008 of $199 million included spending for rubber blacks capacity expansion at an existing facility in China, residual spending on our performance products manufacturing unit in China and spending for new energy centers at rubber blacks facilities. Capital spending in fiscal 2008 was partially offset by proceeds of $18 million received from the sale of the land on which our Altona, Australia carbon black plant was located and by $7 million related to the consolidation of one of our equity affiliates.

Capital expenditures for fiscal 2011 are expected to be approximately $250 million. The planned increase in our capital spending program over fiscal 2010 is primarily for higher spending for ongoing maintenance and replacement capital as well as investments in energy related projects and capacity expansions.

Cash Flows from Financing Activities

Financing activities consumed $57 million of cash in fiscal 2010 compared to $127 million in fiscal 2009. Financing activities provided $23 million of cash in fiscal 2008. In each year, financing cash flows were primarily driven by changes in debt levels and dividend payments.

Debt

The following table provides a summary of our outstanding long-term debt.

	September 30
	2010	2009
	(Dollars in millions)
Variable Rate Debt:
$450 million Revolving Credit Facility, expires 2014	$—	$—
Chinese Renminbi Notes, due 2011 – 2012, 5.40%	16	23
Derivative Instruments:(1)
Interest Rate Swaps—Fixed to variable	73	58

Total variable rate debt	89	81
Fixed Rate Debt:
5% Notes due 2016, net of discount	298	298
Medium Term Notes, due 2011—2027, 7.26% to 8.47%	98	98
Eurobond, due 2013, 5.25%, net of discount	179	178
Guarantee of ESOP Note, due 2013, 8.29%	20	25
Chinese Renminbi Notes, due 2012, 5.00%	4	—
Other, due 2027, 2%	5	5
Derivative Instruments:(1)
Interest Rate Swaps—Fixed to variable	(73)	(58)

Total fixed rate debt	531	546
Capital lease obligations, due 2011—2040	3	1

Total debt	623	628
Less current portion on long-term debt	(23)	(5)

Total long-term debt	$600	$623

(1)	The face value of debt swapped from fixed rate to variable rate using interest rate swaps is presented above in order to view our effective fixed and variable debt balances.

In fiscal 2010, because of our strong operating cash flows and the proceeds obtained in fiscal 2009 from the issuance of the 5% Notes due in 2016, we had little movement in financing cash flows apart from our on-going dividend payments to our shareholders. In fiscal 2009, we had a great deal of financing activity including the issuance of 5% Notes due in 2016 and the resulting repayment of other debt. We had over $420 million of availability under our credit agreement as of September 30, 2010.

Our long-term total debt, of which $23 million is current, matures at various times over the next twenty-nine years. The weighted-average interest rate on our fixed rate long-term debt was 5.5%, including the effects of the interest rate swaps. The weighted-average interest rate on variable interest rate long-term debt was 4.0% as of September 30, 2010, including the effects of the interest rate swaps.

At September 30, 2010, we have provided standby letters of credit and bank guarantees totaling $33 million, which expire throughout fiscal 2011.

Share repurchases

During fiscal 2010, we did not repurchase any shares of our common stock on the open market. As of September 30, 2010, we had approximately 4.3 million shares available for repurchase under the Board of Directors’ share repurchase authorization.

Dividend payments

In each of fiscal 2010, 2009 and 2008, we paid cash dividends on our common stock of $0.72 per share. These cash dividend payments totaled $47 million in fiscal 2010, $48 million in fiscal 2009 and $47 million in fiscal 2008.

Off-balance sheet arrangements

We had no material transactions that meet the definition of an off-balance sheet arrangement.

Contractual Obligations

The following table sets forth our long-term contractual obligations which are described in greater detail in Note S in the notes to our Consolidated Financial Statements in Item 8.

	Payments Due by Fiscal Year
	2011	2012	2013	2014	2015	Thereafter	Total
	(Dollars in millions)
Contractual Obligations(1)
Purchase commitments	$271	$224	$201	$145	$138	$1,218	$2,197
Long-term debt(2)	23	56	187	4	2	377	649
Fixed interest on long-term debt(3)	27	27	26	19	19	39	157
Variable interest on long-term debt(3)(4)	3	2	—	—	—	—	5
Operating leases	19	15	14	10	10	37	105

Total	$343	$324	$428	$178	$169	$1,671	$3,113

(1)	We are unable to estimate the timing of potential future payments related to our accrual for uncertain tax positions in the amount of $66 million at September 30, 2010.
(2)

Includes capital lease obligations of $29 million, of which $26 million represents a lease committed to in fiscal 2010 that has no debt associated with it at September 30, 2010 as the construction of the underlying asset will not commence until late in fiscal 2011.

(3)	Includes the impact of interest rate swaps that either change fixed rates to floating rates or floating rates to fixed rates.
(4)	Variable interest is based on the variable debt outstanding and prevailing variable interest rates as of September 30, 2010.

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

We have policies governing our use of derivative instruments, and we do not enter into financial instruments for trading or speculative purposes.

By using derivative instruments, we are subject to credit and market risk. The derivative instruments are booked to our balance sheet at fair market value and reflect the asset or (liability) position as of September 30, 2010. If a counterparty fails to fulfill its performance obligations under a derivative contract, our exposure will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. We minimize counterparty credit (or repayment) risk by entering into these transactions with major financial institutions of investment grade credit rating. As of September 30, 2010, the counterparties that we have executed derivatives with were rated between A+ and A, inclusive, by Standard and Poor’s. Our exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow.

Interest Rate Risk

As of September 30, 2010, we had long-term debt, including the current portion, totaling $623 million, which has both variable and fixed interest rate components. We have entered into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant. We endeavor to maintain a certain fixed-to-floating interest rate mix on our long-term debt. As most of our long-term debt was issued at fixed rates, we use interest rate swaps to achieve the desired fixed-to-floating interest rate mix.

The table below summarizes the principal terms of our interest rate swap transactions, including the notional amount of the swap, the interest rate payment we receive from and pay to our swap counterparty, the term of the transaction, and its fair market value at September 30, 2010.

Description	Notional Amount	Receive	Pay	Fiscal Year Entered into	Maturity (Fiscal Year)	Fair Market Value at September 30, 2010 Asset/ (Liability)
						(USD)
Interest Rate Swaps—Fixed to Variable	USD 35 million	5.25% Fixed	U.S.-6 month LIBOR + 0.62%	2003	2013	4 million
	USD 8 million	8.28% Fixed	U.S.-6 month LIBOR + 3.14%	2007	2012	1 million
	USD 15 million	7.26% Fixed	U.S.-3 month LIBOR + 6.38%	2009	2011	—
	USD 5 million	8.27% Fixed	U.S.-3 month LIBOR + 6.38%	2010	2012	—
	USD 5 million	8.27% Fixed	U.S.-3 month LIBOR + 6.38%	2010	2012	—
	USD 5 million	8.18% Fixed	U.S.-3 month LIBOR + 6.35%	2010	2012	—

Foreign Currency Risk

Our international operations are subject to certain risks, including currency exchange rate fluctuations and government actions. Currently, we have issued debt denominated in U.S. dollars and then entered into cross currency swaps that exchange our dollar principal and interest payments into a currency where we expect long-term, stable cash receipts. The following table summarizes the principal terms of our long-term foreign currency swap transactions, including the notional amount of the swap, the interest rate payment we receive from and pay to our swap counterparty, the term of the transaction and its fair market value at September 30, 2010.

Description	Notional Amount	Receive	Pay	Fiscal Year Entered Into	Maturity (Fiscal Year)	Fair Market Value at September 30, 2010 Asset/ (Liability)
						(USD)
Cross Currency Swaps	USD 140 million swapped to EUR 124 million	5.25% Fixed	5.43% Fixed	2003	2013	(32 million)
	USD 35 million swapped to EUR 31 million	US-6 month LIBOR	EUR-6 month LIBOR	2003	2013	(8 million)

Foreign currency exposures also relate to current assets and current liabilities denominated in foreign currencies other than the functional currency of a given subsidiary as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, we use short-term forward contracts to minimize the exposure to foreign currency risk. These forward contracts typically have a duration of 30 days. In fiscal 2010 and 2009, none of our forward contracts were designated hedging instruments. As of September 30, 2010, we had $23 million in net notional foreign currency forward contracts, which were denominated in the Argentine peso, Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Euro, and Japanese yen. These forwards had a fair value of ($2 million) as of September 30, 2010.

In certain situations where we have a long-term commitment denominated in a foreign currency we may enter into appropriate financial instruments in accordance with our risk management policy to hedge future cash flow exposures.

Commodity Risk

For the calendar year 2010, certain of our carbon black plants in Europe were subject to mandatory greenhouse gas emission trading schemes. Our objective is to ensure compliance with the European Union Emission Trading Scheme, which is based upon a Cap-and-Trade system that establishes a maximum allowable emission credit for each ton of CO2 emitted. European Union Allowances (“EUA”) originate from the individual EU member state’s country allocation process and are issued by that country’s government. A company that has an excess of EUAs based on the CO2 emissions limits may sell EUAs in the Emission Trading Scheme and if they have a shortfall, a company can buy EUAs or Certified Emission Reduction (“CER”) units to comply.

In order to limit the variability in cost to our European operations, we committed to current prices by entering into agreements which mature from fiscal years 2011 to 2013 to purchase CERs and to sell EUAs. The following table provides details of the derivatives held as of September 30, 2010 used to manage commodity risk.

Description	Net Notional Amount	Net Buyer / Net Seller	Fiscal Year Entered into	Maturity (Fiscal Year)	Fair Market Value at September 30, 2010 Asset/ (Liability)
(USD)
EUAs	EUR 2 million	Net Seller	2008 & 2009	2011-2013	2 million
CERs	EUR 2 million	Net Buyer	2008 & 2009	2011-2013	(2 million)

Item 8.	Financial Statements and Supplementary Data

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30
	2010	2009	2008
	(In millions, except per share amounts)
Net sales and other operating revenues	$2,893	$2,243	$3,191
Cost of sales	2,329	2,016	2,707

Gross profit	564	227	484
Selling and administrative expenses	246	211	246
Research and technical expenses	70	71	74

Income (loss) from operations	248	(55)	164
Interest and dividend income	2	3	4
Interest expense	(40)	(30)	(38)
Other expense	(2)	(20)	(18)

Income (loss) from continuing operations before income taxes and equity in net income of affiliated companies	208	(102)	112
(Provision) benefit for income taxes	(46)	22	(14)
Equity in net income of affiliated companies, net of tax of $4, $1 and $3	7	5	8

Net income (loss) from continuing operations	169	(75)	106
Loss from discontinued operations, net of tax	—	—	—

Net income (loss)	169	(75)	106
Net income attributable to noncontrolling interests, net of tax of $3, $1 and $4	15	2	20

Net income (loss) attributable to Cabot Corporation	$154	$(77)	$86

Weighted-average common shares outstanding, in millions:
Basic	64	63	63

Diluted	64	63	63

Income (loss) per common share:
Basic:
Income (loss) from continuing operations attributable to Cabot Corporation	$2.37	$(1.24)	$1.32
Loss from discontinued operations	—	(0.01)	—

Net income (loss) attributable to Cabot Corporation	$2.37	$(1.25)	$1.32

Diluted:
Income (loss) from continuing operations attributable to Cabot Corporation	$2.35	$(1.24)	$1.32
Loss from discontinued operations	—	(0.01)	—

Net income (loss) attributable to Cabot Corporation	$2.35	$(1.25)	$1.32

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30
	2010	2009
	(In millions, except share and per share amounts)
Current assets:
Cash and cash equivalents	$387	$304
Accounts and notes receivable, net of reserve for doubtful accounts of $4 and $6	576	452
Inventories	373	358
Prepaid expenses and other current assets	72	54
Deferred income taxes	30	32

Total current assets	1,438	1,200

Property, plant and equipment	2,943	3,000
Accumulated depreciation and amortization	(1,968)	(1,988)

Net property, plant and equipment	975	1,012

Goodwill	39	37
Equity affiliates	61	60
Intangible assets, net of accumulated amortization of $12 and $11	4	2
Assets held for rent	40	43
Deferred income taxes	245	235
Other assets	84	87

Total assets	$2,886	$2,676

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30
	2010	2009
	(In millions, except share and per share amounts)
Current liabilities:
Notes payable to banks	$29	$29
Accounts payable and accrued liabilities	447	407
Income taxes payable	34	31
Deferred income taxes	6	5
Current portion of long-term debt	23	5

Total current liabilities	539	477

Long-term debt	600	623
Deferred income taxes	6	11
Other liabilities	324	328
Commitments and contingencies (Note S)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Issued and Outstanding : None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value Issued: 65,429,916 and 65,401,485 shares
Outstanding: 65,370,220 and 65,309,155 shares	65	65
Less cost of 59,696 and 92,330 shares of common treasury stock	(2)	(2)
Additional paid-in capital	46	18
Retained earnings	1,125	1,018
Deferred employee benefits	(20)	(25)
Accumulated other comprehensive income	88	60

Total Cabot Corporation stockholders’ equity	1,302	1,134
Noncontrolling interests	115	103

Total stockholders’ equity	1,417	1,237

Total liabilities and stockholders’ equity	$2,886	$2,676

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended September 30
	2010	2009	2008
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$169	$(75)	$106
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	143	169	163
Deferred tax provision	(2)	(51)	(30)
Impairment charges	2	—	—
Loss (gain) on sale of property, plant and equipment	6	11	(12)
Equity in net income of affiliated companies	(7)	(5)	(8)
Non-cash compensation	27	27	30
Other non-cash (income) charges, net	(5)	2	(1)
Changes in assets and liabilities:
Accounts and notes receivable	(116)	215	(63)
Inventories	(7)	184	(68)
Prepaid expenses and other current assets	(18)	1	29
Accounts payable and accrued liabilities	47	(43)	(11)
Income taxes payable	7	(15)	8
Other liabilities	(7)	(26)	(22)
Cash dividends received from equity affiliates	6	1	2
Other	4	4	1

Cash provided by operating activities	249	399	124

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(108)	(106)	(199)
Acquisition of interest in equity affiliate	—	(3)	7
Acquisition of business, net of cash acquired	(5)	—	—
Proceeds from sales of property, plant and equipment	6	2	18
Decrease (increase) in assets held for rent	2	2	(2)
Settlement of derivatives	(7)	—	—

Cash used in investing activities	(112)	(105)	(176)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	37	25	126
Repayments under financing arrangements	(31)	(69)	(130)
Proceeds from long-term debt, net of issuance costs	—	312	110
Repayments of long-term debt	(6)	(321)	(13)
(Decrease) increase in notes payable to banks, net	(8)	(16)	14
Proceeds from cash contributions received from noncontrolling interest stockholders	—	—	8
Purchases of common stock	(5)	(2)	(35)
Proceeds from sales of common stock	3	—	1
Noncontrolling interest—dividends paid	(6)	(9)	(18)
Common dividends paid	(47)	(48)	(47)
Proceeds from restricted stock loan repayments	6	1	7

Cash (used in) provided by financing activities	(57)	(127)	23

Effect of exchange rate changes on cash	3	8	4

Increase (decrease) in cash and cash equivalents	83	175	(25)
Cash and cash equivalents at beginning of period	304	129	154

Cash and cash equivalents at end of period	$387	$304	$129

Income taxes paid	$43	$30	$41
Interest paid	28	24	34
Restricted stock issued for notes receivable, net of forfeitures	—	—	8

The accompanying notes are an integral part of these consolidated financial statements

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended September 30

(In millions, except shares in thousands)

	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Notes Receivable for Restricted Stock	Accumulated Other Comprehensive Income	Cabot Corporation Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity	Total Comprehensive Income

	Shares	Cost
2008
Balance at September 30, 2007	65,280	$60	$—	$1,119	$(34)	$(19)	$68	$1,194	$76	$1,270
Net income attributable to Cabot Corporation				86							$86
Foreign currency translation adjustment, net of tax of $12							7				7
Change in unrealized loss on investments and derivatives, net of tax of $—							(1)				(1)

Total other comprehensive income											$6

Comprehensive income attributable to Cabot Corporation								92			$92

Net income attributable to noncontrolling interests, net of tax of $4									20		20
Noncontrolling interest foreign currency adjustment									6		6

Comprehensive income attributable to noncontrolling interests											26

Comprehensive income										118	$118

Acquisition of noncontrolling interest									18	18
Contributions from noncontrolling interest									8	8
Noncontrolling interest— dividends paid									(18)	(18)
Common dividends paid				(47)				(47)		(47)
Issuance of stock under employee compensation plans, net of forfeitures	1,188	2	12			(10)		4		4
Amortization of share-based compensation			26					26		26
Tax benefit on vesting of restricted stock			5					5		5
Purchase and retirement of common and treasury stock	(1,190)	(1)	(22)	(12)				(35)		(35)
Principal payment by Employee Stock
Ownership Plan under guaranteed loan					4			4		4
Notes receivable for restricted stock—payments and forfeitures						8		8		8
Change in funded status of retirement plans, net of tax $1							1	1		1
Cumulative effect of change in accounting principal—adoption of FIN 48 and the measurement date provision of FAS 158, net of tax of $1				(3)				(3)		(3)

Balance at September 30, 2008	65,278	$61	$21	$1,143	$(30)	$(21)	$75	$1,249	$110	$1,359

The accompanying notes are an integral part of these consolidated financial statements

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended September 30

(In millions, except shares in thousands)

	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Notes Receivable for Restricted Stock	Accumulated Other Comprehensive Income	Cabot Corporation Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity	Total Comprehensive Loss

	Shares	Cost
2009
Balance at September 30, 2008	65,278	$61	$21	$1,143	$(30)	$(21)	$75	$1,249	$110	$1,359
Net loss attributable to Cabot Corporation				(77)							$(77)
Foreign currency translation adjustment, net of tax of $6 million							22				22
Change in employee benefit plans, net of tax of $4							(36)				(36)
Change in unrealized loss on investments and derivative instruments, net of tax $1							(1)				(1)

Total other comprehensive loss											$(15)

Comprehensive loss attributable to Cabot Corporation								(92)			$(92)

Net income attributable to noncontrolling interests, net of tax $1									2		2

Comprehensive income attributable to noncontrolling interests											2

Comprehensive loss										(90)	$(90)

Noncontrolling interests—dividends paid									(9)	(9)
Common dividends paid				(48)				(48)		(48)
Issuance of stock under employee compensation plans, net of forfeitures	172	2	3					5		5
Application of stock option accounting for restricted stock awards			(19)			19		—		—
Amortization of share-based compensation			14					14		14
Purchase and retirement of common and treasury stock	(141)	—	(1)					(1)		(1)
Notes receivable for restricted stock— payments and forfeitures						2		2		2
Principal payment by Employee Stock Ownership Plan under guaranteed loan					5			5		5

Balance at September 30, 2009	65,309	$63	$18	$1,018	$(25)	$—	$60	$1,134	$103	$1,237

The accompanying notes are an integral part of these consolidated financial statements

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended September 30

(In millions, except shares in thousands)

	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Accumulated Other Comprehensive Income	Cabot Corporation Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity	Total Comprehensive Income

	Shares	Cost
2010
Balance at September 30, 2009	65,309	$63	$18	$1,018	$(25)	$60	$1,134	$103	$1,237
Net income attributable to Cabot Corporation				154						$154
Foreign currency translation adjustment, net of tax of $4						43				43
Change in employee benefit plans, net of tax of $6						(15)				(15)

Total other comprehensive income										$28

Comprehensive income attributable to Cabot Corporation							182			$182

Net income attributable to noncontrolling interests, net of tax of $3								15		15
Noncontrolling interests— foreign currency adjustment								2		2

Comprehensive income attributable to noncontrolling interests										17

Comprehensive income									199	$199

Contribution from noncontrolling interests								1	1
Noncontrolling interest—dividends paid								(6)	(6)
Common dividends paid				(47)			(47)		(47)
Issuance of stock under employee compensation plans, net of forfeitures	283	1	8				9		9
Amortization of share-based compensation			18				18		18
Purchase and retirement of common and treasury stock	(222)	(1)	(4)				(5)		(5)
Principal payment by Employee Stock Ownership Plan under guaranteed loan					5		5		5
Notes receivable for restricted stock-payments			6				6		6

Balance at September 30, 2010	65,370	$63	$46	$1,125	$(20)	$88	$1,302	$115	$1,417

The accompanying notes are an integral part of these consolidated financial statements

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

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less at date of acquisition. The Company carries a variety of different cash and cash equivalents on its consolidated balance sheets. Cabot continually assesses the liquidity of cash and cash equivalents and, as of September 30, 2010, has determined that they are readily convertible to cash.

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

All investments in marketable securities are classified as available-for-sale and are recorded at their fair market values with the corresponding unrealized holding gains or losses, net of taxes, recorded as a separate component of other comprehensive income within stockholders’ equity. Unrealized losses that are determined to be other than temporary, based on current and expected market conditions, are recognized in earnings. The fair value of marketable securities is determined based on quoted market prices at the balance sheet dates. The cost of marketable securities sold is determined by the specific identification method. Short-term investments consist of investments in marketable securities with maturities of one year or less. The Company’s investment in marketable securities is immaterial for both September 30, 2010 and 2009.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives. The depreciable lives for buildings, machinery and equipment, and other fixed assets are twenty to twenty-five years, ten to twenty years, and three to twenty-five years, respectively. The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are removed from the consolidated balance sheets and resulting gains or losses are included in earnings in the consolidated statements of operations.

Expenditures for repairs and maintenance are charged to expenses as incurred. Expenditures for major renewals and betterments, which significantly extend the useful lives of existing plant and equipment, are capitalized and depreciated.

Cabot capitalizes interest costs when they are part of the historical cost of acquiring and constructing certain assets that require a period of time to get them ready for their intended use. During fiscal 2010, 2009 and 2008, Cabot capitalized $1 million, $4 million and $3 million of interest costs, respectively. These amounts will be amortized over the life of the related assets.

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

The fair value of a reporting unit is primarily based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates, operating cash flows, capital expenditures, discount rates and market conditions over an estimate of the remaining operating period at the reporting unit level. If an impairment exists, a loss is recorded to write-down the value of goodwill to its implied fair value.

Cabot’s intangible assets are primarily comprised of patented and unpatented technology and other intellectual property. Finite lived intangible assets are amortized over their estimated useful lives. Amortization expense was less than $1 million in each of fiscal 2010, 2009 and 2008.

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

Asset Retirement Obligations

Cabot estimates incremental costs for special handling, removal and disposal of materials that may or will give rise to conditional asset retirement obligations (“AROs”) and then discounts the expected costs back to the current year using a credit adjusted risk free rate. Cabot recognizes ARO liabilities and costs when the timing and/or settlement can be reasonably estimated. The ARO reserves were $12 million at September 30, 2010 and 2009.

Impairment of Long-Lived Assets

Cabot’s long-lived assets primarily include property, plant and equipment, long-term investments, assets held for rent and intangible assets. The carrying values of long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An asset impairment is recognized when the carrying value of the asset is not recoverable based on the probability-weighted undiscounted estimated future cash flows to be generated by the asset. Cabot’s estimates reflect management’s assumptions about selling prices, production and sales volumes, costs and market conditions over an estimate of the remaining operating period. If an impairment is indicated, the asset is written down to fair value. If the asset does not have a readily determinable market value, a discounted cash flow model may be used to determine the fair value of the asset. The key inputs to the discounted cash flow would be the same as the undiscounted cash flow noted above, with the addition of the discount rate used. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when Cabot is no longer using the asset.

Foreign Currency Translation

The functional currency of the majority of Cabot’s foreign subsidiaries is the local currency in which the subsidiary operates. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet dates. Income and expense items are translated at average monthly exchange rates during the year. Unrealized currency translation adjustments are accumulated as a separate component of other comprehensive income within stockholders’ equity. Realized and unrealized foreign currency gains and losses arising from transactions denominated in currencies other than the subsidiary’s functional currency are reflected in earnings with the exception of (i) intercompany transactions considered to be of a long-term investment nature; and (ii) foreign currency borrowings designated as net investment hedges. Gains or losses arising from these transactions are included as a component of other comprehensive income. In fiscal 2010, 2009 and 2008, net foreign currency transaction losses of $1 million, $17 million and $5 million, respectively, are included in other expense in the consolidated statement of operations.

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

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments. Other operating revenues, which are included in the percentages below and represent less than two percent of total revenues, are primarily royalties for licensed technology:

	Years ended September 30
	2010	2009(1)	2008(1)
Core Segment
Rubber Blacks Business	60%	59%	60%
Supermetals Business	6%	6%	6%
Performance Segment	28%	29%	30%
New Business Segment	3%	3%	2%
Specialty Fluids Segment	3%	3%	2%

(1)	As discussed in Note U “Financial Information by Segment and Geographic Area”, 2009 and 2008 business segment revenues have been recast to exclude unearned revenue.

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

The majority of the revenue in the Specialty Fluids Segment arises from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. On occasion the Company also makes sales of cesium formate outside of a rental process and revenue is recognized upon delivery of the fluid.

Accounts Receivable

Trade receivables are recorded at the invoiced amount and do not bear interest. Trade receivables in China may be settled with the receipt of bank issued non-interest bearing notes. These notes totaled 143 million Chinese Renminbi (“RMB”) ($21 million) and 62 million RMB ($9 million) as of September 30, 2010 and 2009, respectively, and are included in accounts and notes receivable. Cabot periodically sells a portion of the trade receivables in China at a discount. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as a loss on the sale of receivables and is included in other expense in the accompanying consolidated statements of operations. During fiscal 2010, 2009 and 2008, the Company recorded charges of $2 million, $1 million and $4 million, respectively, for the sale of these receivables.

Cabot maintains allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during fiscal 2010 and 2009 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

Stock-based Compensation

Cabot recognizes stock-based awards granted to employees as compensation expense on a fair value method. Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as expense over the service period, which generally represents the vesting period, and includes an estimate of the awards that will be forfeited, and an estimate of what level of performance the Company will achieve for Cabot’s performance based stock awards. Cabot calculates the fair value of its stock options using the Black-Scholes option pricing model, the fair value of restricted stock using the intrinsic value method, and the fair value of restricted stock units using the closing price of Cabot stock on the day of the grant.

Research and Technical Expenses

Research and technical expenses include salaries, equipment and material expenditures, and contractor fees and are expensed as incurred.

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

Cabot records its obligation for uncertain tax positions based on an assessment of whether the position is more likely than not to be sustained by the taxing authorities. If this threshold is not met, the full amount of the uncertain tax position is recorded as a liability. If the threshold is met, the tax benefit that is recognized is the largest amount that is greater than 50% likely of being realized upon ultimate settlement. This analysis presumes the taxing authorities’ full knowledge of the positions taken and all relevant facts, but does not consider the time value of money. The Company also accrues for interest and penalties on its uncertain tax positions and includes such charges in its income tax provision in the consolidated statements of operations.

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

Note B. Accounting Pronouncements

New and Adopted

Cabot has adopted new disclosure requirements regarding the valuation of pension plan assets as of September 30, 2010. The disclosure has been included in Note M.

Cabot adopted new accounting guidance relative to earnings per share on October 1, 2009. This methodology, and the impact on prior periods, is described in Note Q.

On October 1, 2009, Cabot adopted new guidance related to the presentation of noncontrolling interests in the consolidated financial statements. This guidance established accounting and reporting standards for noncontrolling interests in a subsidiary and for deconsolidation of a subsidiary.

This guidance has been applied to all periods presented herein. All previous references to “minority interests” in the consolidated financial statements have been changed to “noncontrolling interests” and are summarized as follows:

•

“Net income (loss)” includes “Net income attributable to noncontrolling interests, net of tax” and “Net income (loss) attributable to Cabot Corporation” in the Consolidated Statements of Operations. No change was required to the presentation of earnings per share.

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

Note C. Inventories

Inventories, net of LIFO reserves, are as follows:

	September 30
	2010	2009
	(Dollars in millions)
Raw materials	$121	$118
Work in process	38	44
Finished goods	178	165
Other	36	31

Total	$373	$358

Inventories valued under the LIFO method comprised approximately 11% and 18% of total inventories in fiscal 2010 and 2009, respectively. At September 30, 2010 and 2009, the LIFO reserve was $98 million and $119 million, respectively. Other inventory is comprised of certain spare parts and supplies.

During fiscal 2010, 2009 and 2008, inventory quantities were reduced at the Company’s U.S. Supermetals site. Additionally, during fiscal 2009 and 2008 inventory quantities were reduced at the Company’s U.S. Rubber Blacks and Performance Products sites. These reductions led to liquidations of LIFO inventory quantities and resulted in a decrease of cost of goods sold of $21 million, $6 million and $14 million and an increase in net income of $14 million ($0.21 per diluted common share), $4 million ($0.07 per diluted common share) and $9 million ($0.14 per diluted common share) for fiscal 2010, 2009 and 2008, respectively.

Cabot reviews inventory for both potential obsolescence and potential loss of value periodically. In this review, Cabot makes assumptions about the future demand for and market value of the inventory and, based on these assumptions, estimates the amount of obsolete, unmarketable or slow moving inventory. At September 30, 2010 and 2009 the obsolete inventory reserve was $17 million and $13 million, respectively.

Note D. Investments

Equity Affiliates—Cabot has investments in equity affiliates in the Rubber Blacks, Performance Products and Fumed Metal Oxides Businesses. These investments are accounted for using the equity method. Cabot does not disclose its equity affiliate financial statements separately by entity because none of them are individually material to the consolidated financial statements. The following table presents summarized whole business income statement and balance sheet information for all of Cabot’s equity method investments.

	September 30
	2010	2009	2008
	(Dollars in millions)
Condensed Income Statement Information:
Net sales	$363	$172	$262
Gross profit	50	33	48
Net income	20	10	16
Condensed Balance Sheet Information:
Current assets	$141	$87	$102
Non-current assets	73	64	65
Current liabilities	32	34	56
Non-current liabilities	50	7	8
Net assets	132	110	103

At September 30, 2010 and 2009, Cabot had equity affiliate investments of $61 million and $60 million, respectively. Dividends received from these investments were $6 million, $1 million and $2 million in fiscal 2010, 2009 and 2008, respectively.

Note E. Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	September 30
	2010	2009
	(Dollars in millions)
Land and improvements	$71	$68
Buildings	492	483
Machinery and equipment	2,047	2,182
Other	229	149
Construction in progress	104	118

Total property, plant, and equipment	2,943	3,000
Less: accumulated depreciation	(1,968)	(1,988)

Net property, plant, and equipment	$975	$1,012

Depreciation expense was $142 million, $169 million and $162 million for fiscal 2010, 2009 and 2008, respectively.

Note F. Goodwill and Other Intangible Assets

Cabot had goodwill balances of $39 million and $37 million at September 30, 2010 and 2009, respectively. The carrying amount of goodwill attributable to each reporting unit with goodwill balances and the changes in those balances during the years ended September 30, 2010 and 2009 are as follows:

	Rubber Blacks Business	Fumed Metal Oxides Business	New Business Segment	Total
	(Dollars in millions)
Balance at September 30, 2008(1)	$23	$11	$—	$34
Foreign currency translation adjustment	3	—	—	3

Balance at September 30, 2009	26	11	—	37
Goodwill acquired(2)	—	—	1	1
Foreign currency translation adjustment	1	—	—	1

Balance at September 30, 2010	$27	$11	$1	$39

(1)

Cabot ceased amortization of goodwill on October 1, 2001, at which time the goodwill balance was $19 million. Between October 1, 2001 and September 30, 2008, Cabot acquired $70 million of goodwill from an acquisition in the Supermetals Business and $11 million of goodwill from an acquisition in the Rubber Blacks Business. During this time, the Company also recorded increases in goodwill totaling $24 million related to foreign exchange translation adjustments. In fiscal 2005, the Company recorded a $90 million impairment charge related to goodwill attributed to the Supermetals Business.

(2)	Goodwill acquired relates to the acquisition of Oxonica Materials Inc. in the New Business Segment.

Impairment tests are performed at least annually. The Company performed its annual impairment assessment as of March 31, 2010 and determined that there was no impairment.

Cabot does not have any indefinite-lived intangible assets. Finite-lived intangible assets consist of the following:

	Years Ended September 30
	2010			2009
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(Dollars in millions)
Patents	$13	$(12)	$1	$13	$(11)	$2
Other intangible assets(1)	3	—	3	—	—	—

Total intangible assets	$16	$(12)	$4	$13	$(11)	$2

(1)	Other intangible assets relates to the acquisition of Oxonica Materials Inc. in the New Business Segment.

Intangible assets are amortized over their estimated useful lives, which range from six to fourteen years, with a weighted average amortization period of ten years. Amortization expense amounted to less than $1 million in each of fiscal 2010, 2009 and 2008 and is included in cost of goods sold in the consolidated statements of operations. Amortization expense is estimated to be less than $1 million in each of the next five fiscal years.

On July 28, 2010, Cabot acquired 100% of the outstanding equity of Oxonica Materials Inc. (“OMI”) from Oxonica Plc for total consideration of $5 million. OMI, now renamed Cabot Security Materials Inc., is developing surface enhanced raman scattering materials and detection methods, which is expected to expand Cabot’s portfolio of security technologies.

Note G. Accounts Payable, Accrued Liabilities and Other Liabilities

Accounts payable and accrued liabilities included in current liabilities consist of the following:

	September 30
	2010	2009
	(Dollars in millions)
Accounts payable	$305	$269
Accrued employee compensation	60	38
Accrued severance and restructuring	21	34
Other accrued liabilities	61	66

Total	$447	$407

Other long-term liabilities consist of the following:

	September 30
	2010	2009
	(Dollars in millions)
Employee benefit plan liabilities	$164	$153
Non-current tax liabilities	63	58
Financial instrument liabilities	39	62
Other accrued liabilities	58	55

Total	$324	$328

Note H. Debt and Other Obligations

The Company’s long-term obligations, the calendar year in which they mature and their respective interest rates are summarized below:

	September 30
	2010	2009
	(Dollars in millions)
Variable Rate Debt:
$450 million Revolving Credit Facility, expires 2014	$—	$—
Chinese Renminbi Notes, due 2011—2012, 5.40%	16	23

Total variable rate debt	16	23
Fixed Rate Debt:
5% Notes due 2016, net of discount	298	298
Medium Term Notes (average stated rate):
Notes due 2011, 7.26%	15	15
Notes due 2012—2022, 8.16%—8.47%	44	44
Notes due 2018, 7.42%	30	30
Note due 2027, 7.28%	8	8
Note due 2027, 6.57%	1	1

Total Medium Term Notes	98	98
Eurobond, due 2013, 5.25%, net of discount	179	178
Guarantee of ESOP Note, due 2013, 8.29%	20	25
Chinese Renminbi Notes, due 2012, 5.00%	4	—
Other, due 2027, 2%	5	5

Total fixed rate debt	604	604
Capital lease obligations, due 2011—2040	3	1

Total debt	623	628
Less current portion on long-term debt	(23)	(5)

Total long-term debt	$600	$623

$450 million Revolving Credit Facility—In June 2010, Cabot entered into a new committed unsecured revolving credit agreement (“credit agreement”). The credit agreement provides for a $450 million revolving credit facility through June 2014 and replaced the Company’s previous $400 million revolving credit facility which was scheduled to expire in August 2010. The credit agreement contains an option, subject to the lenders’ approval, to increase the facility to $525 million. All borrowings under the credit agreement will be based on floating interest rates. Generally, the interest rates are based upon LIBOR plus a spread. This spread, which was 1.7% as of September 30, 2010, is based on the Company’s credit rating. Amounts committed under the credit agreement can also be utilized to provide letters of credit in certain circumstances. Previously issued letters of credit in the aggregate amount of approximately $26 million are treated as issued under the credit agreement as of September 30, 2010. The Company plans to use the credit agreement for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, and acquisitions. The credit agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants in the credit agreement include interest coverage, debt-to-EBITDA and subsidiary debt to total capitalization ratios. As of September 30, 2010 there were no outstanding drawn borrowings against this facility.

Chinese Renminbi Debt—The Company’s consolidated Chinese subsidiaries had $20 million and $23 million of unsecured long-term debt outstanding at September 30, 2010 and 2009, respectively.

5% Notes—In fiscal 2009, Cabot issued $300 million in public notes with a coupon of 5% that will mature on October 1, 2016. These notes are unsecured and pay interest on April 1 and October 1 of each year. The net proceeds of this offering were $296 million after deducting discounts and issuance costs. The discount of approximately $2 million was recorded at issuance and is being amortized over the life of the notes. A portion of the proceeds was used to repay the outstanding indebtedness under the Company’s revolving credit facility in fiscal 2009.

Medium Term Notes—At both September 30, 2010 and 2009, there were $98 million of unsecured medium term notes outstanding issued to numerous lenders with various fixed interest rates and maturity dates. The weighted average maturity of the total outstanding medium term notes is 6.5 years with a weighted average interest rate of 7.8%. Certain of the medium term notes are designated as fair value hedges and accordingly are recorded at fair value. As described in Note K, the Company has entered into variable interest rate swaps for certain designated medium term notes to offset the changes in the fair value of the underlying debt.

Eurobond—A European subsidiary issued an unsecured $175 million U.S. dollar denominated bond with a fixed coupon rate of 5.25% in fiscal 2003. The functional currency of this subsidiary is the euro. The bond matures on September 1, 2013, with interest due on March 1 and September 1 of each year. A discount of approximately $1 million was recorded at issuance and is being amortized over the life of the bond. A portion of the eurobond is designated as a fair value hedge and accordingly is recorded at fair value. As described in Note K, the Company has entered into cross-currency swaps and a floating interest rate swap to hedge the variability in cash flows for changes in the exchange rates and to offset a portion of the changes in the fair value of the underlying debt.

ESOP Debt—In November 1988, Cabot’s Employee Stock Ownership Plan (“ESOP”) borrowed $75 million from an institutional lender in order to finance its purchase of Cabot shares. This debt bears interest at 8.29% per annum and is to be repaid in quarterly installments through December 31, 2013. Cabot, as guarantor, has reflected the outstanding balance of $20 million and $25 million as long-term debt in the consolidated balance sheets at September 30, 2010 and 2009, respectively. An equal amount, representing deferred employee benefits, has been recorded as a reduction to stockholders’ equity. During each of fiscal 2010, 2009 and 2008, Cabot contributed $4 million to the ESOP to service the debt. Dividends on ESOP shares used for debt service were $3 million during each of fiscal 2010, 2009 and 2008. In addition, interest incurred on the ESOP debt was $2 million, $2 million, and $3 million during fiscal 2010, 2009 and 2008, respectively.

Capital Lease Obligations—Cabot had capital lease obligations for certain equipment with a net present value of $3 million and $1 million at September 30, 2010 and 2009, respectively. Cabot will make payments totaling $6 million over the next 30 years, including $3 million of imputed interest. At September 30, 2010 and 2009, the original cost of capital lease assets was $11 million and $2 million and the associated accumulated depreciation of assets under capital leases was $8 million and $1 million at September 30, 2010 and 2009, respectively. The amortization related to those assets under capital lease is included in depreciation expense.

Future Years Payment Schedule

The aggregate principal amounts of long-term debt and capital lease obligations due in each of the five years from fiscal 2011 through 2015 and thereafter are as follows:

Fiscal Years Ended	(Dollars in millions)
2011	$23
2012	55
2013	186
2014	2
2015	—
Thereafter	357

Total	$623

Standby letters of credit—At September 30, 2010, the Company had provided standby letters of credit that were outstanding and not drawn totaling $33 million, which expire through fiscal 2011. The $33 million includes $26 million treated as issued under the credit agreement discussed previously and an additional $7 million of other standby letters of credit.

Short-term Notes Payable to Banks—The Company had unsecured short-term notes payable to banks of $29 million as of both September 30, 2010 and 2009. The weighted-average interest rate on short-term notes payable was 4.6% and 5.9% for fiscal 2010 and 2009, respectively.

Note I. Fair Value Measurements

The FASB authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The disclosures focus on the inputs used to measure fair value. The guidance establishes the following hierarchy for categorizing these inputs:

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

There were no transfers between level 1 and level 2, or transfers into or out of level 3, during fiscal 2010 or 2009.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and 2009. The derivatives presented in the table below are presented by derivative type, net of the legal right to offset derivative settlements by each counterparty:

	September 30
	2010	2009
	Level 2 Inputs	Level 2 Inputs
	(Dollars in Millions)
Assets at fair value:
Guaranteed investment contract(1)	$14	$14
Derivatives relating to interest rates(2)	5	4

Total assets at fair value	$19	$18

Liabilities at fair value:
Derivatives relating to foreign currency(2)	$42	$65

Total liabilities at fair value	$42	$65

(1)	Included in “Other assets” in the consolidated balance sheets.
(2)	Included in “Prepaid expenses and other current assets”, “Other assets”, “Accounts payable and accrued liabilities” and “Other liabilities” in the consolidated balance sheets.

The following table presents information about assets measured at fair value on a nonrecurring basis in the consolidated balance sheet as of September 30, 2010.

	Level 2 Inputs	Total Losses Fiscal 2010
	(Dollars in Millions)
Assets at fair value:
Long-lived assets—land(1)	$6	$2

(1)	Long-lived assets—land is included in “Other assets” in the consolidated balance sheet and the impairment charge was recorded to “Cost of sales” in the consolidated statement of operations.

During the first quarter of fiscal 2010, Cabot’s management concluded that the carrying value of land related to a former carbon black location exceeded its fair value, which was based on a comparison of similar facilities in the region. Accordingly, the Company recorded an impairment charge of $2 million to the consolidated statement of operations to write this land down to its fair value.

Note J. Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at September 30, 2010 and 2009 are as follows:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Assets:
Cash and cash equivalents	$387	$387	$304	$304
Accounts and notes receivable	576	576	452	452
Derivative instruments	2	2	1	1
Liabilities:
Notes payable to banks	29	29	29	29
Accounts payable and accrued liabilities	447	447	407	407
Long-term debt—fixed rate	604	661	604	619
Long-term debt—floating rate	16	16	23	23
Capital lease obligations	3	3	1	1
Derivative instruments	39	39	62	62

At September 30, 2010 and 2009, the fair values of cash and cash equivalents, accounts and notes receivable, notes payable to banks, and accounts payable and accrued liabilities approximated carrying values due to the short-term nature of these instruments. The estimated fair values of derivative instruments are valued as described in Note I. The fair value of Cabot’s fixed rate long-term debt and capital lease obligations are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt approximate its fair value.

Note K. Financial Instruments

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

By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot’s credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. The Company minimizes counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. As of September 30, 2010, the counterparties with which the Company has executed derivatives were rated between A+ and A, inclusive, by Standard and Poor’s. Cabot’s exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed at September 30, 2010.

Interest Rate Risk Management

Cabot’s objective is to maintain a certain range of fixed-to-floating interest rate mix on the Company’s debt portfolio. Cabot enters into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. The following table provides details of the derivatives held as of September 30, 2010 and 2009 used to manage interest rate risk.

Notional Amount
Description	Borrowing	September 30, 2010	September 30, 2009	Hedge Designation
Interest Rate Swap—Fixed to Variable	Eurobond (20% of $175 million)	USD 35 million	USD 35 million	Fair Value

Interest Rate Swap—Fixed to Variable	Medium Term Notes	USD 15 million	USD 15 million	Fair Value

Interest Rate Swap—Fixed to Variable	Medium Term Notes	USD 8 million	USD 8 million	Fair Value

Interest Rate Swap—Fixed to Variable(1)	Medium Term Notes	USD 5 million	—	Fair Value

Interest Rate Swap—Fixed to Variable(1)	Medium Term Notes	USD 5 million	—	Fair Value

Interest Rate Swap—Fixed to Variable(1)	Medium Term Notes	USD 5 million	—	Fair Value

(1)	During fiscal 2010, Cabot entered into new derivative contracts to manage interest rate risk.

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

In certain situations where the Company has forecasted purchases under a long-term commitment denominated in a foreign currency, Cabot may enter into appropriate financial instruments in accordance with the Company’s risk management policy to hedge future cash flow exposures. The following table provides details of the derivatives held as of September 30, 2010 and 2009 used to manage foreign currency risk.

Notional Amount
Description	Borrowing	September 30, 2010	September 30, 2009	Hedge Designation
Cross Currency Swap(1)	N/A	—	USD 20 million swapped to JPY 2.5 billion	Net investment hedge

Cross Currency Swap	Eurobond (80% of $175 million)	USD 140 million swapped to EUR 124 million	USD 140 million swapped to EUR 124 million	No designation

Cross Currency Swap	Eurobond (20% of $175 million)	USD 35 million swapped to EUR 31 million	USD 35 million swapped to EUR 31 million	No designation

Forward Foreign Currency Contracts(2)	N/A	USD 23 million	USD 61 million	No designation

(1)	Cabot’s cross-currency derivative instrument matured during fiscal 2010.
(2)	Cabot’s forward foreign exchange contracts are denominated primarily in the Argentine peso, Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Euro, and Japanese yen.

Commodity Risk Management

Certain of Cabot’s carbon black plants in Europe are subject to mandatory greenhouse gas emission trading schemes. Cabot’s objective is to ensure compliance with the European Union Emission Trading Scheme, which is based upon a Cap-and-Trade system that establishes a maximum allowable emission credit for each ton of CO2 emitted. European Union Allowances (“EUA”) originate from the individual EU member state’s country allocation process and are issued by that country’s government. A company that has an excess of EUAs based on the CO2 emissions limits may sell EUAs in the Emission Trading Scheme and if they have a shortfall, a company can buy EUAs or Certified Emission Reduction (“CER”) units to comply.

In order to limit variability in cost to Cabot’s European operations, the Company committed to current prices by entering into agreements to purchase CERs and to sell EUAs, which settle each December until 2012. The following table provides details of the derivatives held as of September 30, 2010 and 2009 used to manage commodity risk.

Notional Amount
Description	Net Buyer/ Net Seller	September 30, 2010	September 30, 2009	Hedge Designation
CERs	Buyer	EUR 2 million	EUR 2 million	No designation
EUAs	Seller	EUR 2 million	EUR 2 million	No designation

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

Fair Value Hedge

For interest rate swaps designated as fair value hedges, the Company uses standard models with market-based inputs. The significant inputs to these models are interest rate curves for discounting future cash flows. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current period earnings.

Cash Flow Hedge

For cross currency swaps designated as cash flow hedges, the Company uses standard models with market-based inputs. The significant inputs to these models are interest rate curves for discounting future cash flows, and exchange rate curves of the foreign currency for translating future cash flows. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period earnings. At September 30, 2010 there were no open derivatives designated as cash flow hedges.

Net Investment Hedge

For cross currency swaps designated as net investment hedges, the Company uses standard models with market-based inputs. The significant inputs to these models are interest rate curves for discounting future cash flows. For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in other comprehensive income while changes in the ineffective portion are reported in earnings. The gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidation of the entities being hedged. The cumulative loss related to the net investment hedge in other comprehensive income as of both September 30, 2010 and 2009 was $27 million. During fiscal 2010 a gain of less than $1 million and in fiscal 2009 a loss of $22 million was recorded in other comprehensive income. During the first quarter of fiscal 2010, the Company’s derivative instrument, which swapped $20 million to JPY 2.5 billion matured, leading to a cash settlement payment of $7 million in that period. As of September 30, 2010, there were no open derivatives designated as net investment hedges.

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

On January 1, 2009 Cabot adopted the authoritative guidance issued by the FASB on disclosures about derivative instruments and hedging activities. Disclosure regarding the impact on earnings of amounts reclassified from other comprehensive income, as required by this guidance, has not been included for the full fiscal 2009 as it was not material and the guidance was effective only for the last three quarters of fiscal 2009.

During fiscal 2010, for derivatives designated as hedges, the change in unrealized gains in accumulated other comprehensive income and the hedge ineffectiveness recognized in earnings was immaterial. Additionally, during this period, there were no gains or losses reclassified from accumulated other comprehensive income to earnings. During fiscal 2010, a loss of $14 million was recognized in earnings as a result of the remeasurement to Euros of the $175 million bond held by one of Cabot’s European subsidiaries. This loss, which was recognized in earnings through other expense within the consolidated statement of operations, was offset by a gain of $16 million from Cabot’s cross currency swaps that are not designated as hedges, but which Cabot entered into to offset the foreign currency translation exposure on the debt. Additionally, during fiscal 2010, Cabot recognized in earnings through other expense within the consolidated statement of operations gains of $7 million related to its foreign currency forward contracts, which were not designated as hedges.

The following table provides the fair value and consolidated balance sheet presentations of derivative instruments by each derivative type, without regard to the legal right to offset derivative settlement by each counterparty:

Fair Value of Derivative Instruments	Consolidated Balance Sheet Caption	September 30, 2010	September 30, 2009
		(Dollars in millions)
Asset Derivatives
Derivatives designated as hedges Interest rate(1)	Prepaid expenses and other current assets, Other assets, and Other liabilities	$5	$3

Total derivatives designated as hedges		$5	$3

Derivatives not designated as hedges Foreign currency	Prepaid expenses and other current assets	$—	$—
Commodity contracts(2)	Prepaid expenses and other current assets, and Other assets	2	3

Total derivatives not designated as hedges		$2	$3

Total Asset Derivatives		$7	$6

Liability Derivatives
Derivatives designated as hedges
Interest rate	Other liabilities	$—	$—
Foreign currency	Accounts payable and accrued liabilities	—	7

Total derivatives designated as hedges		$—	$7

Derivatives not designated as hedges Foreign currency(1)	Accounts payable and accrued liabilities, and Other liabilities	$42	$58
Commodity contracts(2)	Prepaid expenses and other current assets, and Other assets	2	2

Total derivatives not designated as hedges		$44	$60

Total Liability Derivatives		$44	$67

(1)

Contracts of $4 million and $2 million presented on a gross basis in this table at September 30, 2010 and 2009, respectively, have the legal right to offset against other types of contracts with a common counterparty and, therefore, are presented on a net basis in noncurrent “Other liabilities” in the consolidated balance sheet.

(2)

Contracts in an asset and liability position presented on a gross basis in this table have the legal right of offset and, therefore, are presented on a net basis in “Prepaid expenses and other current assets” and noncurrent “Other assets” in the consolidated balance sheet.

See Note I “Fair Value Measurements” for classification of derivatives by input level. The net after-tax amounts to be reclassified from accumulated other comprehensive income to earnings within the next 12 months are expected to be immaterial.

Note L. Venezuela

Overview

Cabot owns 48% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of September 30, 2010 these subsidiaries carried the operating affiliate investment of $25 million, and held 12 million bolivars in cash and dividends receivable.

The following provides a synopsis of recent currency related events in Venezuela and their impact on Cabot’s financial statements:

Fourth quarter fiscal 2009

Continued political and economic uncertainty in Venezuela led Cabot to decide in the fourth quarter of fiscal 2009 to repatriate the majority of the Company’s cash from its subsidiaries using several available mechanisms, as exchange through the Venezuelan central bank (“CADIVI”) process was uncertain. Cabot remeasured any remaining bolivar denominated cash balances and bolivar denominated dividends receivable held in its subsidiaries using the parallel rate at the end of the reporting period, which was 5.55 bolivars to the U.S. dollar (“B/$”) as of September 30, 2009. This was necessary as it was Cabot’s intention to repatriate those monies as soon as practicable and Cabot believed that the official exchange rate sanctioned by the Venezuelan government would not be available to the Company for the purpose of dividend repatriation. This remeasurement resulted in a $6 million charge through other income (expense) within the consolidated statement of operations in the fourth quarter of fiscal 2009. This repatriation was completed in the first quarter of fiscal 2010.

Second quarter of fiscal 2010

In January 2010, the Venezuelan government announced a devaluation of the bolivar from 2.15 B/$ to two official rates through CADIVI, an essentials rate at 2.60 B/$ and a non-essentials rate at 4.30 B/$. The latter rate is the rate that Cabot believes would continue to be available to the operating affiliate to transact its ordinary activities. Given that Cabot had determined, as of January 1, 2010, that the Venezuelan economy was highly inflationary, as of the second quarter of fiscal 2010 Cabot began to remeasure all transactions of the operating affiliate denominated in bolivars to U.S. dollars using the non-essentials rate of 4.30 B/$. This decision gave rise to a gain of $1 million in Cabot’s second quarter of fiscal 2010, because of the net monetary liability position of the operating affiliate. Additionally, Cabot recognized a tax benefit from a reduction in the Company’s deferred tax liability based on the impact of the devaluation of the bolivar on the unremitted earnings pool. Accordingly, Cabot recorded a one-time benefit of $2 million in the second quarter of fiscal 2010. The parallel market (which was transacting at 7.00 B/$ as of March 31, 2010) continued to be operational for repatriation transactions, and accordingly drove the remeasurement rate of the bolivar denominated monetary assets held by Cabot’s subsidiaries.

Third quarter of fiscal 2010

In May 2010, the Venezuelan government eliminated the use of the parallel market, and subsequently established an officially sanctioned and regulated secondary market. This market, “SITME”, which effectively transacts at 5.30 B/$, operates in addition to the two official CADIVI rates, and is subject to restrictions which preclude Cabot from utilizing this market to remit dividends.

As of June 30, 2010 Cabot’s subsidiaries held 5 million bolivars in cash (from dividends paid), and 8 million bolivars in dividends receivable from the operating affiliate. However, with the closure of the parallel market, Cabot no longer has a mechanism by which it may convert and remit these bolivar holdings. Accordingly Cabot remeasured the bolivar denominated cash and dividends receivable at the CADIVI non-essentials rate of 4.30 B/$, resulting in the recognition of a $1 million gain in the third quarter of fiscal 2010 through other expense within the consolidated statement of operations.

Fourth quarter of fiscal 2010, and the subsequent period

Cabot still intends to convert substantially all bolivars held by the Venezuelan subsidiaries to U.S. dollars as soon as practical and continues to monitor for opportunities to convert its bolivars through Venezuelan government, or government backed, bond offerings. There were no transactions in the fourth quarter of fiscal 2010. However, in late October 2010, the Company was able to participate in a bond offering, repatriating approximately 4 million bolivars at a rate of 6.57 B/$, which resulted in an exchange loss of less than $1 million, to be recognized in the first quarter of fiscal 2011. While this indicates that there continue to be some government sanctioned processes available to convert bolivars to U.S. dollars at amounts other than the legally sanctioned two-tiered rate, management continues to believe that the CADIVI non-essentials rate of 4.30 B/$ is the rate at which it should translate its bolivar balances. However, any future change in the CADIVI official rate or opening of additional parallel markets could lead to a different conclusion and lead to additional gains or losses on the bolivar denominated assets held by Cabot’s subsidiaries, which are valued at approximately $3 million as of September 30, 2010.

While the events relating to the parallel market did not have a material impact on Cabot’s operating affiliate, the Company continues to monitor developments in Venezuela and their potential impact on the operating affiliate. Cabot uses a discounted cash flow model to determine if investments are impaired. Critical considerations of the model include the profitability of the operating affiliate and Cabot’s ability to repatriate the affiliate’s earnings. Based on the profitability of the operating affiliate and uncertainty concerning the continuation of the current currency restrictions, as evidenced by the successful October 2010 bond transaction, Cabot does not believe that the investment in the operating affiliate is impaired.

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

Defined Contribution Plans

Cabot recognized expenses related to U.S. and foreign defined contribution plans of $9 million in fiscal 2010, $9 million for fiscal 2009 and $10 million for fiscal 2008.

Retirement Savings Plan

The RSP is a U.S. defined contribution plan, which encourages long-term systematic savings and provides funds for retirement or possible earlier needs. The RSP has two components, a 401(k) plan and an Employee Stock Ownership Plan (“ESOP”).

401(k)

The 401(k) component of the plan allows an eligible participant to contribute a percentage of his or her eligible compensation on a before-tax or after-tax basis. For employees not subject to a collective bargaining agreement, Cabot makes a matching contribution of 75% of a participant’s contribution of up to 7.5% of the participant’s eligible compensation, making the maximum matching contribution an amount equal to 5.625% of a participant’s eligible compensation. This matching contribution is in the form of Cabot common stock and is made on a quarterly basis.

Employee Stock Ownership Plan

Other than certain employees subject to collective bargaining agreements, all eligible employees of Cabot and its participating subsidiaries in the U.S. participate in the ESOP component of the plan. Under the ESOP, which is 100% Company funded, 108,696.645 shares of Cabot common stock are allocated to participants’ accounts at the end of each quarter. These shares are allocated based on a pre-determined formula. Cabot has established a minimum and maximum contribution percentage of total eligible pay of 4% and 8%, respectively. The actual contribution percentage in any given quarter varies depending on Cabot’s stock price on the last day of the relevant quarter, the total eligible compensation and the amount of the dividends allocated to participants. If the calculated contribution allocation falls below 4%, the Company makes an additional contribution in the form of Cabot common stock to bring the total contribution to 4% for the participant. If the calculated contribution allocation exceeds 8% of eligible compensation, the excess shares are used to fund the Company match on the 401(k) contributions. If there are still shares remaining after the Company match has been allocated, the remaining shares are allocated to all participants in the ESOP as additional contribution shares. Compensation expense related to the ESOP was $4 million, $4 million and $3 million in fiscal 2010, 2009 and 2008, respectively.

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

Defined Benefit Plans

Defined benefit plans provide pre-determined benefits to employees that are distributed upon retirement. Measurement of defined benefit pension expense is based on assumptions used to value the defined benefit pension liability (including assets) at the beginning of the year. The CBP and certain foreign pension plans generally use the straight-line method of amortization over five years for the unrecognized net gains and losses. Cabot used a September 30 measurement date for all U.S. and foreign plan obligations and assets in both fiscal 2010 and 2009. Cabot is making all required contributions to the plans.

Cash Balance Plan

The CBP is a hybrid defined benefit pension plan, in which participants in the CBP accrue benefits in the form of account balances, with a guaranteed rate of return and defined notional contributions. The notional contributions take the form of pay-based credits, which are computed as a percentage of eligible pay and credited quarterly to participant accounts. Interest is credited quarterly based on the average one-year Treasury bill rate for the month of November in the preceding calendar year. As of September 30, 2010, 59 employees have “grandfathered” benefits under a traditional defined benefit formula, which, under certain circumstances, may entitle them to benefits in addition to those accrued under the CBP formula described above. Cabot contributes to the plan based on the fair value of plan assets and associated returns and Cabot’s obligations and their timing.

Supplemental Cash Balance Plan

Cabot’s SCBP provides benefits to highly compensated employees in circumstances in which the maximum limits established under ERISA and the Internal Revenue Code prevent them from receiving some of the benefits provided under the qualified CBP. This plan is non-qualified and unfunded. The obligations in connection with the SCBP plan were $4 million and $5 million as of September 30, 2010 and 2009, respectively, and have been recorded in other liabilities. Both the CBP and the SCBP qualify as defined benefit plans.

Cabot provides benefits under defined benefit formulas to employees in certain non-U.S. locations through several foreign defined benefit plans.

Postretirement Benefit Plans

Cabot’s postretirement benefit plans provide certain health care and life insurance benefits for retired employees. Typical of such plans, the Cabot postretirement benefit plans are unfunded. Cabot funds the plans as claims or insurance premiums come due. In order to limit its financial exposure, Cabot established a per retiree cap in the U.S. in 1992 on the amount it would contribute to retiree medical costs. Cabot made additional changes effective January 1, 2010 to its postretirement medical and life insurance plans that significantly reduce the number of current employees eligible to receive Company provided retiree life insurance and Company contributions towards retiree medical premiums in the future.

Under the provisions of the U.S. Medicare Prescription Drug Improvement and Modernization Act of 2003, Cabot has been able to use the Medicare Part D benefit it receives to offset a portion of the costs of providing retiree medical coverage under its U.S. postretirement health care plan. Effective January 1, 2010, Cabot has fully insured its U.S. postretirement health care plan through a national health care carrier and is no longer eligible for this Medicare Part D benefit.

The accumulated benefit obligation was $138 million for the U.S. defined benefit plans and $224 million for the foreign plans as of September 30, 2010 and $131 million for the U.S. defined benefit plans and $213 million for the foreign plans as of September 30, 2009.

The following provides information about benefit obligations, plan assets, the funded status and weighted-average assumptions of the defined benefit pension and postretirement benefit plans.

	Years Ended September 30
	2010		2009		2010		2009
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Change in Benefit Obligations:
Benefit obligation at beginning of year	$137	$228	$113	$207	$69	$15	$73	$14
Service cost	5	5	4	5	1	—	2	—
Interest cost	7	10	8	12	3	1	5	1
Plan participants’ contribution	—	1	—	1	—	—	—	—
Foreign currency exchange rate changes	—	(2)	—	—	—	—	—	(1)
Loss from changes in actuarial assumptions	6	19	26	21	3	—	11	2
Benefits paid(1)	(12)	(20)	(14)	(15)	(6)	—	(5)	—
Plan amendments	—	—	—	—	(1)	—	(17)	—
Settlements or curtailment loss (gain)	—	—	—	(3)	—	(1)	—	(1)

Benefit obligation at end of year	$143	$241	$137	$228	$69	$15	$69	$15

	Years Ended September 30
	2010		2009		2010		2009
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$104	$193	$109	$186	$—	$—	$—	$—
Actual return on plan assets	10	16	1	12	—	—	—	—
Employer contribution	2	9	8	11	6	—	5	1
Plan participants’ contribution	—	1	—	1	—	—	—	—
Foreign currency exchange rate changes	—	(2)	—	(2)	—	—	—	—
Benefits paid(1)	(12)	(20)	(14)	(15)	(6)	—	(5)	(1)

Fair value of plan assets at end of year	$104	$197	$104	$193	$—	$—	$—	$—

Funded status	$(39)	$(44)	$(33)	$(35)	$(69)	$(15)	$(69)	$(15)

Recognized liability	$(39)	$(44)	$(33)	$(35)	$(69)	$(15)	$(69)	$(15)

(1)	Included in this amount is $1 million and $4 million that the Company paid directly to the participants in its defined benefit plans in fiscal 2010 and fiscal 2009, respectively.

Pension Assumptions and Strategy

The following weighted-average assumptions were used to determine the benefit obligations at September 30:

	Assumptions as of September 30
	2010		2009		2008
	Pension Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	4.5%	4.4%	5.3%	5.0%	7.5%	6.4%
Rate of increase in compensation	3.8%	3.3%	3.8%	3.4%	4.5%	3.5%
Actuarial assumptions used to determine net periodic benefit cost during the year:
Discount rate	5.3%	5.0%	7.5%	6.4%	6.0%	5.3%
Expected long-term rate of return on plan assets	7.8%	6.1%	7.8%	6.5%	7.8%	6.4%
Rate of increase in compensation	3.8%	3.4%	4.5%	3.8%	4.5%	3.6%

	Assumptions as of September 30
	2010		2009		2008
	Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	4.5%	4.8%	5.3%	5.2%	7.5%	7.1%
Rate of increase in compensation	3.8%	3.3%	3.8%	3.3%	4.5%	4.0%
Actuarial assumptions used to determine net cost during the year:
Discount rate	5.3%	5.2%	7.5%	7.1%	6.0%	5.6%
Rate of increase in compensation	3.8%	3.3%	4.5%	4.0%	4.5%	4.0%

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

	Years Ended September 30
	2010		2009		2010		2009
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Amounts Recognized in the Consolidated Balance Sheets
Noncurrent assets	$—	$5	$—	$9	$—	$—	$—	$—
Current liabilities	(1)	(1)	—	(1)	(6)	—	(6)	(1)
Noncurrent liabilities	(38)	(48)	(33)	(43)	(63)	(15)	(63)	(14)

Amounts recognized in accumulated other comprehensive income (loss) at September 30, 2010 were as follows:

	Years Ended September 30
	2010		2009		2010		2009
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Net actuarial loss	$32	$54	$26	$44	$3	$3	$1	$3
Net prior service cost (credit)	1	—	2	(1)	(16)	—	(19)	—

Balance in accumulated other comprehensive income at September 30, 2010, pretax	$33	$54	$28	$43	$(13)	$3	$(18)	$3

In fiscal 2011, an estimated net loss of $3 million will be amortized from accumulated other comprehensive income to net periodic benefit cost. In addition, amortization of estimated prior service credits of $3 million for other postretirement benefits will be amortized from accumulated other comprehensive income to net periodic benefit costs in fiscal 2011.

Estimated Future Benefit Payments

The Company expects that the following benefit payments will be made to plan participants in the years from 2011 to 2020:

	Pension Benefits		Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Years Ended:
2011	$14	$14	$6	$—
2012	10	17	6	1
2013	9	15	6	—
2014	9	15	6	—
2015	10	14	6	—
2016-2020	55	82	25	5

Net periodic defined benefit pension and other postretirement benefit costs include the following components:

	Years Ended September 30
	2010		2009		2008		2010		2009		2008
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$5	$5	$4	$5	$4	$6	$1	$—	$2	$—	$2	$—
Interest cost	7	11	8	12	7	12	3	1	5	1	5	1
Expected return on plan assets	(9)	(11)	(9)	(12)	(9)	(13)	—	—	—	—	—	—
Amortization of prior service cost(credit)	—	—	—	—	—	—	(4)	—	(1)	—	(1)	—
Net losses (gains)	—	2	(1)	1	—	2			—	—	—	—
Settlements or curtailments cost (income)	—	1	—	(1)	—	—	—	—	(1)	—	—	—

Net periodic benefit cost (benefit)	$3	$8	$2	$5	$2	$7	$—	$1	$5	$1	$6	$1

Curtailments and settlements of employee benefit plans

During fiscal 2010 and 2009, the Company incurred curtailments and settlements of certain of its employee benefit plans, primarily as a result of the action taken in the 2009 Global Restructuring Plan. Associated with these curtailments, the Company recognized a $1 million net loss in fiscal 2010 and a $2 million net gain in fiscal 2009.

Sensitivity Analysis

Measurement of postretirement benefit expense is based on actuarial assumptions used to value the postretirement benefit liability at the beginning of the year. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The fiscal 2010 weighted-average assumed health care cost trend rate is 8% for both U.S. plans and foreign plans. The ultimate weighted-average health care cost trend rate has been designated as 5% for U.S. plans and 6% for foreign plans and is anticipated to be achieved during 2015 and 2016, respectively. A one-percentage point change in the 2010 assumed health care cost trend rate would have the following effects:

	1-Percentage-Point
	Increase		Decrease
	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Effect on postretirement benefit obligation	$—	$3	$—	$(2)

Plan Assets

The Company’s defined benefit pension plans weighted-average asset allocations at September 30, 2010 and 2009, by asset category are as follows:

	Pension Assets
	September 30
	2010		2009
	U.S.	Foreign	U.S.	Foreign
Asset Category:
Equity securities	64%	44%	67%	48%
Debt securities	36%	51%	33%	47%
Cash and other securities	—%	5%	—%	5%

Total	100%	100%	100%	100%

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

Cabot’s investment strategy for each of its defined benefit plans in the U.S. and abroad is generally based on a set of investment objectives and policies that cover time horizons and risk tolerance levels consistent with plan liabilities. Periodic studies are performed to determine the asset mix that will meet pension obligations at a reasonable cost to the Company. The assets of the defined benefit plans are comprised principally of investments in equity and high quality fixed income securities, which are broadly diversified across the capitalization and style spectrum and are managed using both active and passive strategies. The weighted average target asset allocation for the U.S. plan is 65% in equity and 35% in fixed income and for the foreign plans is 45% in equity, 51% in fixed income and 4% in cash and other securities.

The fair value of the Company’s pension plan assets at September 30, 2010 by asset category is as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
	(Dollars in millions)
Asset Category:
Cash	$3	$2	$1
Equity securities:
U.S. equity securities	66	52	14
Non-U.S. equity securities	60	47	13
Emerging markets securities	2	—	2

Total equity securities	$128	$99	$29
Fixed income securities:
U.S. government bonds	21	14	7
U.S. corporate bonds	7	7	—
Non-U.S.government bonds	71	71	—
Non-U.S. corporate bonds	11	10	1
Mortgage-backed securities	9	9	—

Total fixed income securities	$119	$111	$8
Alternative investments:
Pooled funds	43	—	43
Insurance contracts	8	—	8

Total alternative investments	$51	—	$51

Total pension plan assets	$301	$212	$89

Note N. Stock-Based Compensation

The Company has established equity compensation plans that provide stock-based compensation to eligible employees. The 2009 Long-Term Incentive Plan (the “2009 Plan”), which was approved by Cabot’s stockholders on March 12, 2009, authorizes the issuance of 6.4 million shares of common stock. This is the Company’s only equity incentive plan under which awards may currently be made to employees, although some awards made under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) remain outstanding at September 30, 2010.

The terms of awards made under Cabot’s equity compensation plans are generally determined by the Compensation Committee of Cabot’s Board of Directors. The 2009 Plan allows for grants of stock options, restricted stock, restricted stock units and other stock-based awards to employees. The awards made in fiscal 2010 under the 2009 Plan consisted of grants of stock options, time-based restricted stock units, and performance-based restricted stock units. The options were issued with an exercise price equal to 100% of the market price of Cabot’s common stock on the date of grant, vest over a three year period (30% on each of the first and second anniversaries of the date of grant and 40% on the third anniversary of the date of grant) and expire ten years after grant. The restricted stock units vest three years from the date of the grant. The performance-based restricted stock units vest only on meeting performance metrics and, accordingly, may cause increases or decreases to future compensation costs because of changes in the probability of the Company achieving pre-established performance metrics.

Prior to 2009, the principal awards made under the Company’s equity plans consisted of grants of restricted stock and stock options. The shares of restricted stock were generally purchased by the employee at a price equal to 30% of the market price of Cabot’s common stock on the date of grant, with vesting dates three years after the date of grant. The stock options issued prior to 2009 were issued with an exercise price equal to 100% of the market price of Cabot’s common stock on the date of grant, vest three years after the date of grant and expire five years after grant.

In many instances, the Company provided loans to employees, other than executive officers, to purchase shares of restricted stock issued under its equity plans. These loans are full recourse, secured by the purchased shares, have a term of approximately three years, and accrue interest at market rates. During the third quarter of fiscal 2009, the Company extended the maturity date of the loans made in 2006 by thirty-six months to August 2012. After evaluating the facts and circumstances related to these loans, in 2009, the Company determined that it was appropriate to apply option accounting to all unvested restricted stock awards under the 2006 Plan that had accompanying loans. In fiscal 2009, total incremental stock-based compensation expense related to this change was $4 million, and is being recorded over the remaining vesting period ending in May 2011. As of September 30, 2010 and 2009, the outstanding loan balances were $8 million and $17 million, respectively. Prior to extending the maturity of the loans made in May 2006, all of the loans were recorded in equity. Subsequent to this event, the loans have been removed from the balance sheet as all of the restricted stock awards with Company loans are accounted for as if they were stock options.

Stock-based employee compensation expense was $12 million, $13 million and $17 million, after tax, for fiscal 2010, 2009 and 2008, respectively. The Company recognized the full impact of its stock-based employee compensation expense in the consolidated statements of operations for fiscal 2010, 2009 and 2008 and did not capitalize any such costs on the consolidated balance sheets because those that qualified for capitalization were not material. The following table presents stock-based compensation expenses included in the Company’s consolidated statement of operations:

	Years Ended September 30
	2010	2009	2008
	(Dollars in millions)
Cost of Sales	$6	$7	$8
Selling and administrative expenses	12	12	16
Research and technical expenses	1	1	2

Stock-based compensation expense before tax	19	20	26
Income tax benefit	(7)	(7)	(9)

Net Stock-based compensation expense	$12	$13	$17

As of September 30, 2010, Cabot has $8 million, $3 million and $3 million of total unrecognized compensation cost related to non-vested restricted stock units, non-vested options and non-vested restricted stock, respectively, granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.2 years, 1.2 years and 0.6 years for non-vested restricted stock units, non-vested options and the non-vested restricted stock, respectively.

Equity Incentive Plan Activity

The following table summarizes the total stock option, restricted stock, and restricted stock unit activity in the equity incentive plans for fiscal 2010:

	September 30, 2010
	Stock Options			Restricted Stock		Restricted Stock Units
	Total Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Outstanding at September 30, 2009	1,784	$20.61	$4.96	1,552	$24.20	—	$—
Granted	394	23.15	7.41	—	—	459	24.49
Exercised / Vested	(145)	22.75	6.43	(629)	28.71	—	—
Cancelled / Forfeited	(268)	24.58	6.08	(94)	21.31	(13)	26.20

Outstanding at September 30, 2010	1,765	20.40	5.21	829	20.81	446	24.44

Exercisable at September 30, 2010	373	21.32

Stock Options

The following table summarizes information related to the outstanding and vested options on September 30, 2010:

	Total Options Outstanding	Exercisable Options
Aggregate Intrinsic Value (dollars in millions)	$21	$4
Weighted Average Remaining Contractual Term (in years)	8.0	7.2

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing common stock price of $32.57 on September 30, 2010, which would have been received by the option holders had all option holders exercised their options and immediately sold their shares on that date.

As of September 30, 2010, the Company expects approximately 1,297,000 options to vest with a weighted average remaining contractual life of 8.4 years and a weighted average exercise price of $19.82.

The intrinsic value of options exercised during fiscal 2010 and 2008 was $1 million and less than $1 million, respectively, and the Company received cash of $3 million and less than $1 million, respectively, from these exercises. There were no options exercised in fiscal 2009.

The Company settles employee stock option exercises with newly issued common shares. The total fair value of the options vested during fiscal 2010, 2009 and 2008 was $14 million, $2 million, and $4 million, respectively. The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The estimated weighted average grant date fair values of options granted during fiscal 2010, 2009 and 2008 was $7.41, $3.98, and $7.30 per option, respectively. The fair values on the grant date (including the application of option accounting to the restricted stock awards as noted previously) were calculated using the following weighted-average assumptions:

	Years Ended September 30
	2010	2009	2008
Expected stock price volatility	42%	39%	30%
Risk free interest rate	2.8%	0.4%	3.1%
Expected life of options (years)	6	6	4
Expected annual dividends per year	$0.72	$0.72	$0.72
Loan interest rate	N/A	N/A	4.8%

The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the option.

Restricted Stock Units

The value of restricted stock unit awards is the closing stock price at the date of the grant. The estimated weighted average grant date fair values of restricted stock unit awards granted during fiscal 2010 was $24.49. There were no restricted stock unit awards granted during fiscal 2009 or 2008.

Restricted Stock

The value of restricted stock awards is an intrinsic value derived by calculating the difference between the share price and the purchase price at the date of the grant. The estimated weighted average grant date fair values of restricted stock awards granted during fiscal 2009 and 2008 were $9.56 and $21.34, respectively. There were no restricted stock awards granted during fiscal 2010.

Supplemental Retirement Savings Plan

Cabot’s SRSP provides benefits to highly compensated employees in circumstances in which the maximum limits established under ERISA and the Internal Revenue Code prevent them from receiving all of the Company matching and ESOP contributions that would otherwise be provided under the qualified RSP. The SRSP is non-qualified and unfunded. Contributions under the SRSP are treated as if invested in Cabot common stock. The majority of the distributions made under the SRSP are required to be paid from shares of Cabot common stock held in treasury. The remaining distributions, which relate to certain grandfathered accounts, will be paid in cash based on the market price of Cabot common stock at the time of distribution. The aggregate value of the accounts that will be paid out in stock, which is equivalent to approximately 166,000 and 171,000 shares of Cabot common stock as of September 30, 2010 and 2009, respectively, is reflected at historic cost in stockholders’ equity, and the aggregate value of the accounts that will be paid in cash, which is $1 million as of both September 30, 2010 and 2009, is reflected in other long-term liabilities and marked-to-market quarterly.

Note O. Restructuring

Cabot’s restructuring activities were recorded in the consolidated statements of operations as follows:

	Years Ended September 30
	2010	2009	2008
	(Dollars in millions)
Cost of sales	$36	$84	$4
Selling and administrative expenses	10	5	2
Research and technical expenses	—	2	—

Total	$46	$91	$6

Details of these restructuring activities and the related reserves for fiscal 2010 and 2009 were as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Sale of Land	Other	Total
	(Dollars in millions)
Reserve at September 30, 2008	$2	$1	$—	$—	$—	$3
Charges	36	8	47	—	—	91
Costs charged against assets	—	—	(47)	—	—	(47)
Cash paid	(22)	(8)	—	—	—	(30)
Foreign currency translation adjustment	4	—	—	—	—	4

Reserve at September 30, 2009	$20	$1	$—	$—	$—	$21
Charges	29	2	11	(3)	7	46
Costs charged against assets	—	—	(11)	—	—	(11)
Proceeds from sale	—	—	—	3	—	3
Cash paid	(27)	(2)	—	—	(7)	(36)
Foreign currency translation adjustment	(4)	—	—	—	—	(4)

Reserve at September 30, 2010	$18	$1	$—	$—	$—	$19

Closure of Thane, India Carbon Black Facility

In fiscal 2010, Cabot ceased manufacturing operations at its carbon black manufacturing facility in Thane, India. This decision, which affected approximately 120 employees, was made as a result of a broad reaching analysis of the manufacturing assets, including cost structure, ability to expand and a variety of other factors. The Company will continue to maintain a presence in India through its fumed metal oxides manufacturing joint venture and continuing commercial operations in carbon black and other products.

The Company expects the closure plan will result in a pre-tax charge to earnings of approximately $20 million. The total amounts the Company expects to incur for each major type of cost associated with the closure are: (i) severance and employee benefits of $7 million, (ii) accelerated depreciation and impairment of facility assets of $10 million, (iii) demolition and site clearing costs of $2 million, and (iv) other post closing costs of $1 million. These amounts exclude any potential gain that may be realized on the sale of certain assets related to the manufacturing facility.

Through September 30, 2010 Cabot has recorded $16 million of charges associated with this restructuring, comprised of $7 million for severance and employee benefits, and $9 million for accelerated depreciation and asset impairments.

During fiscal 2010 Cabot made cash payments of $5 million, primarily for severance and employee benefits and expects to make cash payments of approximately $3 million in fiscal 2011.

As of September 30, 2010 Cabot has $2 million of accrued restructuring costs in the consolidated balance sheet related to this site closure.

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

The Company expects this restructuring will result in a cumulative pre-tax charge to earnings of approximately $120 million, of which $119 million has been recorded through September 30, 2010. The total amount the Company has recorded for each major type of cost associated with the restructuring plan are: (i) severance and employee benefits of $56 million for approximately 400 employees, (ii) accelerated depreciation and impairment of facility assets of $48 million, net of gains associated with the sale of certain assets, (iii) demolition and site clearing costs of $2 million, and (iv) other post closing costs of $13 million. Through September 30, 2010 the total after tax charge is $105 million.

Net cash outlays related to these actions are expected to be approximately $66 million. Through September 30, 2010 Cabot made cash payments of $48 million and expects to make cash payments of approximately $18 million during fiscal 2011.

As of September 30, 2010 Cabot has $17 million of restructuring costs in accrued expenses in the consolidated balance sheet related to this plan.

Note P. Stockholders’ Equity

In fiscal 2007, the Board of Directors authorized Cabot to repurchase up to ten million shares of Cabot’s common stock in the open market or in privately negotiated transactions. This authority does not have a set expiration date. During fiscal 2010, no shares were repurchased under this authorization. During fiscal 2009 and 2008, 3,474 and 1,178,034 shares, respectively, were repurchased under the Board authorization. As of September 30, 2010, approximately 4.3 million shares remain available for repurchase under the current authorization.

During each of fiscal 2010, 2009 and 2008, Cabot paid cash dividends of $0.72 per share of common stock.

Accumulated Other Comprehensive Income

The balance of related after-tax components comprising accumulated other comprehensive income are summarized below:

	September 30
	2010	2009
	(Dollars in millions)
Foreign currency translation adjustments	$144	$101
Unrealized holding gain on investments	1	1
Change in funded status of retirement plans	(57)	(42)

Accumulated other comprehensive income	$88	$60

Note Q. Earnings Per Share

On October 1, 2009 Cabot began applying the two-class method for calculating earnings per share. Under this method, unvested restricted stock and stock unit awards that receive non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of participating securities. The two-class method calculates earnings per share for common shareholders and participating securities based on the proportionate participation rights of each award type in the Company’s undistributed earnings. Diluted earnings per share is calculated using the more dilutive of the treasury stock method or the two-class method. This guidance has been applied to all periods presented herein. The retrospective application of this authoritative guidance increased the Company’s basic and diluted net loss per share from $(1.23) to $(1.25) for fiscal 2009 and decreased the Company’s basic and diluted net income per share from $1.37 and $1.34, respectively, to $1.32 for both basic and diluted net income per share for fiscal 2008.

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Years Ended September 30
	2010	2009	2008
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$154	$(77)	$86
Less: Dividends and dividend equivalents to participating securities	1	2	2
Less: Undistributed earnings allocated to participating securities(1)	2	—	1

Earnings (loss) allocated to common shareholders (numerator)	$151	$(79)	$83

Weighted average common shares and participating securities outstanding	65	65	65
Less: Participating securities(2)	1	2	2

Adjusted weighted average common shares (denominator)	64	63	63

Income (loss) from continuing operations attributable to Cabot Corporation	$2.37	$(1.24)	$1.32
Loss from discontinued operations	—	(0.01)	—

Net income (loss) attributable to Cabot Corporation	$2.37	$(1.25)	$1.32

Diluted EPS:
Earnings (loss) allocated to common shareholders	$151	$(79)	$83
Plus: Earnings allocated to participating securities	3	2	3
Less: Adjusted earnings allocated to participating securities(3)	(3)	(2)	(3)

Income (loss) available to common shares (numerator)	$151	$(79)	$83

Adjusted weighted average common shares outstanding	64	63	63
Effect of dilutive securities:
Common shares issuable(4)	—	—	—

Adjusted weighted average shares (denominator)	64	63	63

Income (loss) from continuing operations attributable to Cabot Corporation	$2.35	$(1.24)	$1.32
Loss from discontinued operations	—	(0.01)	—

Net income (loss) attributable to Cabot Corporation	$2.35	$(1.25)	$1.32

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

	Years Ended September 30
	2010	2009	2008
	(Dollars in millions)
Calculation of undistributed earnings:
Net income (loss) attributable to Cabot Corporation	$154	$(77)	$86
Less: Dividends declared on common stock	46	46	45
Less: Dividends declared on participating securities	1	2	2

Undistributed earnings	$107	$(125)	$39

Allocation of undistributed earnings:
Undistributed earnings allocated to common shareholders	$105	$(125)	$38
Undistributed earnings allocated to participating shareholders	2	—	1

Undistributed earnings	$107	$(125)	$39

(2)

Participating securities for fiscal 2010, 2009 and 2008 amounted to approximately 1 million, 2 million and 2 million shares (or other equity awards), respectively, issued under Cabot’s equity incentive plans. For fiscal 2010, 2009 and 2008, participating securities consisted of shares of unvested restricted stock and vested restricted stock awards held by employees in which Cabot has a security interest. For fiscal 2010, participating securities also included unvested time-based restricted stock units.

(3)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities and then reallocated to participating securities.
(4)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plan; (ii) assumed issuance of shares to employees pursuant to the Company’s Supplemental Retirement Savings Plan; and (iii) assumed issuance of shares under outstanding performance-based stock unit awards issued under Cabot’s equity incentive plans. For fiscal 2010, 193,000 incremental shares of common stock were not included in the calculation of diluted earnings per share because those shares’ exercise prices were greater than the average market price of Cabot common stock for that period. For fiscal 2009, 3,833,000 incremental shares of commons stock were excluded from the calculation of diluted earnings per share as those shares would have been antidilutive due to the Company’s net loss position. For fiscal 2008, 408,000 incremental shares of common stock were excluded from the calculation of diluted earnings per share because those shares’ exercise prices were greater than the average market price of Cabot common stock for that period.

Note R. Income Taxes

Income (loss) before income taxes was as follows:

	Years ended September 30
	2010	2009	2008
	(Dollars in millions)
Income (loss) from continuing operations:
Domestic	$35	$(78)	$(63)
Foreign	173	(24)	175

	$208	$(102)	$112

Tax provision (benefit) on income (loss) consisted of the following:

	Years ended September 30
	2010	2009	2008
	(Dollars in millions)
U.S federal and state:
Current	$(8)	$(2)	$—
Deferred	(2)	(34)	(35)

Total	(10)	(36)	(35)

Foreign:
Current	53	30	44
Deferred	3	(16)	5

Total	56	14	49

Total U.S. and foreign	$46	$(22)	$14

The provision (benefit) for income taxes differed from the provision (benefit) for income taxes as calculated using the U.S. statutory rate as follows:

	Years ended September 30
	2010	2009	2008
	(Dollars in millions)
Continuing Operations:
Computed tax expense at the federal statutory rate	$73	$(36)	$39
Foreign income:
Impact of taxation at different rates, repatriation and other	(26)	(3)	(23)
Impact of credits for reinvested earnings	—	—	(3)
Impact of investment incentive credits	(2)	(1)	—
Impact of foreign losses for which a current tax benefit is not available	17	30	12
State taxes, net of federal effect	—	—	—
U.S. and state benefits from research and experimentation activities	(1)	(4)	(1)
Tax audit settlements	(15)	(9)	(8)
Reversal of valuation allowance	—	1	(4)
Other, net	—	—	2

Total Continuing Operations	$46	$(22)	$14

Significant components of deferred income taxes were as follows:

	September 30
	2010	2009
	(Dollars in millions)
Deferred tax assets:
Depreciation and amortization	$67	$45
Pension and other benefits	89	77
Environmental liabilities	3	2
Inventory	16	15
Deferred expenses	15	24
Net operating loss and other tax carry-forwards	226	245
Other	26	32

Subtotal	442	440
Valuation allowances	(126)	(120)

Total deferred tax assets	$316	$320

	September 30
	2010	2009
	(Dollars in millions)
Deferred tax liabilities:
Depreciation and amortization	$28	$33
Pension and other benefits	4	6
Unremitted earnings of non-U.S. subsidiaries	12	21
Inventory	3	2
Other	6	7

Total deferred tax liabilities	$53	$69

In fiscal 2010, Cabot recorded $17 million of net tax benefits related to tax settlements and investment incentive tax credits and a $1 million net tax charge for other miscellaneous items in net income from continuing operations.

In fiscal 2009, Cabot recorded $12 million of net tax benefits related to tax settlements, the reenactment of the U.S. research and experimentation credit, and investment incentive tax credits in net income from continuing operations.

In fiscal 2008, Cabot recorded $12 million of net tax benefits related to tax settlements and reinvestment tax credits and a $1 million net tax charge for other miscellaneous items in net income from continuing operations.

Approximately $628 million of net operating loss carryforwards (“NOLs”) and $76 million of other tax credit carryforwards remain at September 30, 2010. The benefits of these carryforwards are dependent upon taxable income during the carryforward period in the jurisdictions where they arose. Accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. The following table provides detail surrounding the expiration dates of these carryforwards.

	NOLs	Credits
	(Dollars in millions)
Expiration periods
2011 to 2017	$130	$—
2018 and thereafter	136	71
Indefinite carryforward	362	5

Total	$628	$76

Provisions have not been made for U.S. income taxes or non-U.S. withholding taxes on approximately $859 million of undistributed earnings of non-U.S. subsidiaries, as these earnings are considered indefinitely reinvested. These earnings could become subject to U.S. income taxes and non-U.S. withholding taxes if they were remitted as dividends, were loaned to Cabot Corporation or a U.S. subsidiary, or if Cabot should sell its stock in the subsidiaries.

As of September 30, 2010, Cabot has net deferred tax assets of $263 million, $218 million of which are in the U.S. Management believes that the Company’s history of generating domestic profits provides adequate evidence that it is more likely than not that all of the U.S. net deferred tax assets will be realized in the normal course of business. U.S. income (loss) from continuing operations adjusted for U.S. permanent differences was a profit of $81 million for the year ended September 30, 2010 and was a cumulative profit of $39 million for the three years ended September 30, 2010.

Realization is dependent on achieving the forecast of future taxable operating income over an extended period of time. As of September 30, 2010, the Company would need to generate approximately $625 million in cumulative future U.S. taxable operating income at various times over approximately 20 years to realize all of its net U.S. deferred tax assets. The Company also believes that it is more likely than not that Cabot will recover the $45 million non-U.S. net deferred tax asset which will require approximately $150 million of future taxable operating income to be generated by various non-U.S. subsidiaries given the subsidiaries’ history of profitability. The Company reviews its forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve operating income targets may change the Company’s assessment regarding the recoverability of Cabot’s net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the Company’s net deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on Cabot’s earnings in future periods.

The valuation allowances at September 30, 2010 and 2009 represent management’s best estimate of the non-realizable portion of the net deferred tax assets. The valuation allowance increased in certain tax jurisdictions by $6 million in 2010 due to the uncertainty of the ultimate realization of certain future tax benefits and net operating losses reflected as deferred tax assets.

Cabot has filed its tax returns in accordance with the tax laws in each jurisdiction and maintains tax reserves for differences between tax obligations as reflected in its tax filings and potential final tax obligations for exposures that can be reasonably estimated. As of September 30, 2010, the total amount of unrecognized tax benefits was $49 million. In addition, accruals of $5 million and $12 million have been recorded for penalties and interest, respectively, as of September 30, 2010. If the unrecognized tax benefits were recognized at a given point in time, there would be approximately $65 million favorable impact on the Company’s tax provision.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2010 and 2009 are as follows:

	Years ended September 30
	2010	2009
	(Dollars in millions)
Balance at beginning of the period	$81	$80
Additions based on tax provisions related to the current year	6	7
Additions for tax positions of prior years	3	4
Reductions of tax provisions of prior years	(15)	(10)

Balance at end of the period	$75	$81

We expect the U.S. Internal Revenue Service (“IRS”) will commence the audit of tax years 2007 and 2008 during fiscal 2011. Certain Cabot subsidiaries are under audit in jurisdictions outside of the U.S. In addition, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of one or more of these audits or the lapse of applicable statutes of limitations; however, an estimated range of the impact on the unrecognized tax benefits cannot be quantified at this time.

Cabot files U.S. federal, U.S. state, and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2009 tax years generally remain subject to examination by the IRS and the 2004 through 2009 tax years remain subject to examination by most state tax authorities. In significant non-U.S. jurisdictions, the 2001 through 2009 tax years generally remain subject to examination by their respective tax authorities. Cabot’s significant non-U.S. jurisdictions include Argentina, Brazil, Canada, China, Germany, Japan, the Netherlands, and the United Kingdom.

Note S. Commitments and Contingencies

Operating Lease Commitments

Cabot leases certain transportation vehicles, warehouse facilities, office space, machinery and equipment under cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by Cabot. Escalation clauses, lease payments dependent on existing rates/indexes and other lease concessions are included in the minimum lease payments and such lease payments are recognized on a straight-line basis over the minimum lease term. Rent expense under such arrangements for fiscal 2010, 2009 and 2008 totaled $22 million, $28 million and $27 million, respectively. Future minimum rental commitments under non-cancelable leases are as follows:

(Dollars in millions)
2011	$19
2012	15
2013	14
2014	10
2015	10
2016 and thereafter	37

Total future minimum rental commitments	$105

Other Long-Term Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials and natural gas. Under certain of these commitments the quantity of material being purchased is fixed, but the price paid changes as market prices change. Raw materials purchased under these agreements by segment for fiscal 2010, 2009 and 2008 are as follows:

	Years Ended September 30
	2010	2009	2008
	(Dollars in millions)
Core Segment
Rubber Blacks Business	$294	$136	$222
Supermetals Business	1	16	51
Performance Segment	36	82	105
Specialty Fluids Segment	6	4	3

Total	$337	$238	$381

The purchase commitments for the Rubber Blacks and Supermetals Businesses, Performance Segment and Specialty Fluids Segment covered by these agreements are with various suppliers and purchases are expected to take place as follows:

	Payments Due by Fiscal Year
	2011	2012	2013	2014	2015	Thereafter	Total
	(Dollars in millions)
Core Segment:
Rubber Blacks Business	$236	$190	$168	$121	$118	$1,044	$1,877
Supermetals Business	13	13	13	3	—	—	42
Performance Segment	21	21	20	21	20	174	277
Specialty Fluids Segment	1	—	—	—	—	—	1

Total	$271	$224	$201	$145	$138	$1,218	$2,197

The dollar value of these commitments has been estimated using current market prices. As noted above, these will fluctuate based on time of purchase.

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

Self-Insurance and Retention for Certain Contingencies

The Company is partially self-insured for certain third-party liability globally, as well as workers’ compensation and employee medical benefits in the United States. The third-party and workers’ compensation liabilities are managed through a wholly-owned insurance captive and the related liabilities are included in the consolidated financial statements. The employee medical obligations are managed by a third-party provider and the related liabilities are included in the consolidated financial statements. To limit Cabot’s potential liabilities for these risks, however, the Company purchases insurance from third-parties that provides individual and aggregate stop loss protection. The aggregate self-insured liability in fiscal 2010 for combined third-party liabilities, U.S. workers’ compensation and employee medical benefits was $5 million, and the retention for medical costs in the United States is at most $200,000 per person per annum.

Contingencies

Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Matters

As of September 30, 2010 and 2009, Cabot had $7 million and $6 million, respectively, reserved for environmental matters primarily related to divested businesses. In fiscal 2010 and 2009, there was $2 million and $2 million in accrued expenses and $5 million and $4 million in other liabilities, respectively, on the consolidated balance sheets for environmental matters. These amounts represent Cabot’s best estimates of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Charges for environmental expense were $3 million, less than $1 million and $2 million in fiscal 2010, 2009 and 2008, respectively. Cash payments were $1 million, $3 million and $4 million during fiscal 2010, 2009 and 2008, respectively, related to these environmental matters.

The operation and maintenance component of the $7 million reserve for environmental matters was $4 million. Cabot expects to make payments of $2 million in fiscal 2011, less than $1 million in each of fiscal 2012 through fiscal 2015, and a total of $1 million thereafter.

When deemed appropriate, the Company discounts its liability for environmental matters. A weighted average risk free rate of 2% was used for the environmental liability at September 30, 2010. The book value of the liabilities will be accreted up to the undiscounted liability value through interest expense over the expected cash flow period. The accreted interest expense was less than $1 million for each of fiscal 2010, 2009 and 2008.

In June 2009, Cabot received an information request from the United States Environmental Protection Agency (“EPA”) regarding Cabot’s carbon black manufacturing facility in Pampa, Texas. The information request relates to the Pampa facility’s compliance with certain regulatory and permitting requirements under the Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. EPA has indicated that this information request is part of an EPA national initiative focused on the U.S. carbon black manufacturing sector. Cabot responded to EPA’s information request in August 2009 and is in discussions with EPA. Based upon how EPA has handled similar NSR initiatives with other industrial sectors, it is possible that EPA could require Cabot to employ additional technology control devices or approaches with respect to emissions and/or seek a civil penalty from Cabot. Should additional technology control devices be required, these costs would be capital in nature and would not likely impact the statement of operations.

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

Generally, these respirator liabilities involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are claimed to have been negligently designed or labeled. Neither Cabot, nor its past or present subsidiaries, at any time manufactured asbestos or asbestos-containing products. Moreover, not every person with exposure to asbestos, silica or coal mine dust giving rise to a claim used a form of respiratory protection. At no time did this respiratory product line represent a significant portion of the respirator market. In addition, other parties, including AO, AO’s insurers, and another former owner and its insurers (collectively, the “Payor Group”), are responsible for significant portions of the costs of these liabilities, leaving Cabot’s subsidiary with a portion of the liability in only some of the pending cases.

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

As of September 30, 2010 and 2009, there were approximately 45,000 and 47,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. In order to quantify Cabot’s estimated share of liability for pending and future respirator liability claims, Cabot engaged, through counsel, the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm in the field of tort liability valuation. The methodology developed by HR&A addresses the complexities surrounding Cabot’s potential liability by making assumptions about future claimants with respect to periods of asbestos, silica and coal mine dust exposure and respirator use. Using those and other assumptions, HR&A estimated the number of future asbestos, silica and coal mine dust claims that would be filed and the related costs that would be incurred in resolving both currently pending and future claims. On this basis, HR&A then estimated the net present value of the share of these liabilities that reflected Cabot’s period of direct manufacture and Cabot’s actual contractual obligations assuming that all other members of the Payor Group meet their obligations. Based on the HR&A estimates, Cabot has a reserve for these matters of $15 million on a net present value basis ($20 million on an undiscounted basis) at September 30, 2010.

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

The $15 million liability for respirator claims is recognized on a discounted basis using a discount rate of 5.3%, which represents management’s best estimate of the risk free rate to apply to the cash flow payments of the liability that are projected through 2062. The total expected aggregate undiscounted amount of future payments is $20 million. Cabot estimates payments of approximately $4 million, $1 million, $1 million, $1 million, and $1 million in fiscal 2011, 2012, 2013, 2014 and 2015, respectively, and a total of $12 million in fiscal 2016 through 2062. The book value of the liabilities will be accreted up to the undiscounted liability value through interest expense over the expected cash flow period, which was less than $1 million in fiscal 2010. Cash payments were $2 million in each of fiscal 2010, 2009 and 2008 related to this liability. If the timing of Cabot’s actual payments made for respirator claims differs significantly from the Company’s estimated payment schedule, and the Company determines that it can no longer reasonably predict the timing of such payments, Cabot then could be required to record the reserve amount on an undiscounted basis on its consolidated balance sheets, causing an immediate impact to earnings.

Other

The Company has various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business and with respect to the Company’s divested businesses. In the opinion of the Company, although final disposition of some or all of these other suits and claims may impact the Company’s financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on the Company’s financial position.

Note T. Concentration of Credit Risk

Credit risk represents the loss that would be recognized if counterparties failed to completely perform as contracted. Financial instruments that subject Cabot to credit risk consist principally of cash and cash equivalents, investments, trade receivables and derivatives. Cabot maintains financial instruments with major banks and financial institutions. The Company has not experienced any material credit losses related to these instruments held at these financial institutions. Furthermore, concentrations of credit risk exist for groups of customers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

During fiscal 2010, 2009 and 2008, The Goodyear Tire and Rubber Company accounted for approximately 11%, 10% and 12%, respectively, of Cabot’s annual consolidated net sales. No other customer individually represented 10% or more of net sales for any period presented.

Tire manufacturers in the Rubber Blacks Business comprise a significant portion of Cabot’s trade receivable balance. The accounts receivable balance for these significant customers are as follows:

	September 30
	2010	2009
	(Dollars in millions)
Tire manufacturers	$259	$215

Cabot has not experienced significant losses in the past from these customers. Cabot monitors its exposure to customers to minimize potential credit losses.

Note U. Financial Information by Segment & Geographic Area

Segment Information

Cabot is organized into four business segments: the Core Segment, which is further disaggregated for financial reporting purposes into the Rubber Blacks and Supermetals Businesses, the Performance Segment, the New Business Segment and the Specialty Fluids Segment. While the Chief Operating Decision Maker uses a number of performance measures to manage the performance of the segments and allocate resources to them, income (loss) from operations before taxes (“Segment PBT”) is the measure that is most consistently used and is, therefore, the measure presented in the table below. Segment PBT includes equity in net income of affiliated companies, royalties paid by equity affiliates, minority interest and allocated corporate costs. Segment PBT excludes interest expense, foreign currency transaction gains and losses, interest income, dividend income, as well as certain items that have not been allocated to a segment because they are considered by management to be unusual and not representative of segment results. Segment assets exclude cash, short-term investments, cost investments, income taxes receivable, deferred taxes and headquarters’ assets, which are included in unallocated and other. Expenditures for additions to long-lived assets include total equity and other investments (including available-for-sale securities), property, plant and equipment, intangible assets and assets held for rent.

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

Performance Segment

The Performance Segment is comprised of two product lines: specialty grades of carbon black and thermoplastic concentrates (referred to together as “performance products”); and fumed silica, fumed alumina and dispersions thereof (referred to together as “fumed metal oxides”). The net sales from each of these businesses for fiscal 2010, 2009 and 2008 are as follows:

	Years Ended September 30
	2010	2009	2008
	(Dollars in millions)
Performance Products Business	$531	$410	$643
Fumed Metal Oxides Business	252	210	286

Total Performance Segment	$783	$620	$929

In each product line, the business designs, manufactures and sells materials that deliver performance in a broad range of customer applications across the automotive, construction and infrastructure, and electronics and consumer products sectors.

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

New Business Segment

The New Business Segment is comprised of the Inkjet Colorants and the Aerogel Businesses and the business development activities of Cabot Superior MicroPowders (“CSMP”). The net sales from each of these businesses for fiscal 2010, 2009 and 2008 are as follows:

	Years Ended September 30
	2010	2009	2008
	(Dollars in millions)
Inkjet Colorants Business	$57	$46	$43
Aerogel Business	24	15	10
CSMP	7	6	4

Total New Business Segment	$88	$67	$57

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

Cabot’s aerogel is a hydrophobic, silica-based particle with a high surface area that is used in a variety of thermal insulation and specialty chemical applications. In the construction industry, the product is used in insulative composite building products and translucent skylight, window, wall and roof systems for insulating eco-daylighting applications. In the oil and gas industry, aerogel is used to insulate subsea pipelines. In the specialty chemicals industry, the product is used to provide matte finishing, insulating and thickening properties for use in a variety of applications. The Company continues to focus on application and market development activities for use of aerogel in these and other new applications.

CSMP is a research and development enterprise with multiple technology platforms and core competencies in advanced particle manufacturing across a wide range of materials and the related materials chemistries. Its principal areas of commercial focus are in developing advanced materials for anti-counterfeiting security applications, energy storage and discharge in battery applications, solar energy applications, and for other performance material applications. The Company expects the CSMP platforms to support the development of new technologies that complement existing markets and provide opportunities for new business growth.

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

Financial information by segment is as follows:

	Core Segment		Performance Segment	New Business Segment	Specialty Fluids Segment	Segment Total	Unallocated and Other(1), (3)	Consolidated Total
	Rubber Blacks Business(2)	Supermetals Business
	(Dollars in millions)
Years Ended September 30,
2010
Revenues from external customers(3)	1,677	177	783	88	81	2,806	87	2,893
Depreciation and amortization	74	6	35	10	2	127	16	143
Equity in net income of affiliated companies	6	—	1	—	—	7	—	7
Income (loss) from continuing operations before taxes(4)	150	35	130	(2)	35	348	(140)	208
Assets(5)	1,275	143	523	81	95	2,117	769	2,886
Investment in equity-based affiliates	51	—	10	—	—	61	—	61
Total expenditures for additions to long-lived assets(6)	63	3	38	2	1	107	3	110
2009
Revenues from external customers(3)	1,287	140	620	67	59	2,173	70	2,243
Depreciation and amortization	99	5	46	11	2	163	6	169
Equity in net income of affiliated companies	5	—	—	—	—	5	—	5
Income (loss) from continuing operations before taxes(4)	34	(1)	41	(10)	21	85	(187)	(102)
Assets(5)	1,206	202	486	88	78	2,060	616	2,676
Investment in equity-based affiliates	56	—	4	—	—	60	—	60
Total expenditures for additions to long-lived assets(6)	75	4	32	1	1	113	1	114
2008
Revenues from external customers(3)	1,867	195	929	57	68	3,116	75	3,191
Depreciation and amortization	93	6	45	12	4	160	3	163
Equity in net income of affiliated companies	7	—	1	—	—	8	—	8
Income (loss) from continuing operations before taxes(4)	108	(1)	119	(35)	24	215	(103)	112
Assets(5)	1,427	249	590	104	76	2,446	412	2,858
Investment in equity-based affiliates	49	—	4	—	—	53	—	53
Total expenditures for additions to long-lived assets(6)	135	11	37	8	5	196	8	204

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

(3)

Unallocated and other reflects royalties paid by equity affiliates, external shipping and handling fees, and other operating revenues, which includes the impact of the corporate adjustment for unearned revenue.

	Years Ended September 30
	2010	2009	2008
	(Dollars in millions)
Equity affiliate sales	$—	$—	$(30)
Royalties paid by equity affiliates and other operating revenues	7	8	21
Shipping and handling fees	80	62	84

Total	$87	$70	$75

(4)	Income (loss) from continuing operations before taxes for Unallocated and Other includes:

	Years Ended September 30
	2010	2009	2008
	(Dollars in millions)
Interest expense	$(40)	$(30)	$(38)
Certain items(a)	(52)	(103)	(13)
Equity in net income of affiliated companies(b)	(7)	(5)	(8)
Unallocated corporate costs(c)	(39)	(28)	(28)
Foreign currency transactions and other income (losses), net(d)	(2)	(21)	(16)

Total	$(140)	$(187)	$(103)

(a)

Certain items for fiscal 2010 include $30 million related to the 2009 Global Restructuring Plan, $16 million related to the closure of the Thane, India carbon black facility, $3 million for environmental reserves and legal settlements, $2 million long-lived asset impairment of land related to a former carbon black site, and a $2 million addition in the reserve for respirator claims. These charges are offset by $1 million recovered from an investment that was previously impaired. Certain items for fiscal 2009 include charges of $91 million related to restructuring activities, $89 million of which related to the 2009 Global Restructuring Plan, $7 million related to environmental reserves and legal settlements, $4 million for executive transition costs, and $1 million for the write-down of impaired investments. Certain items for fiscal 2008 include charges of $16 million for the closure of a carbon black manufacturing facility in Waverly, West Virginia, $6 million for the Company’s 2008 Global Restructuring Plan, $4 million for executive transition costs, $3 million for environmental reserves and legal settlements, $2 million related to other restructuring activities, and $2 million for debt issuance costs, offset by a gain of $18 million for the sale of the land in Altona, Australia and a $2 million reduction in the reserve for respirator claims.

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

Geographic Information

Sales are attributed to the United States and to all foreign countries based on the location from which the sale originated. Revenues from external customers and long-lived assets attributable to an individual country, other than the United States, Japan and China, were not material for disclosure.

Revenues from external customers and long-lived asset information by geographic area are summarized as follows:

	United States	Japan	China	Other Foreign Countries	Consolidated Total
	(Dollars in millions)
Years Ended September 30,
2010
Revenues from external customers	$590	$381	$458	$1,464	$2,893
Long-lived assets(1)	$252	$70	$210	$589	$1,121

2009
Revenues from external customers	$377	$295	$281	$1,290	$2,243
Long-lived assets(1)	$343	$72	$201	$540	$1,156

2008
Revenues from external customers	$849	$368	$330	$1,644	$3,191
Long-lived assets(1)	$382	$68	$194	$573	$1,217

(1)	Long-lived assets include total equity and other investments (including available-for-sale marketable securities), net property, plant and equipment, net intangible assets and assets held for rent.

Note V. Unaudited Quarterly Financial Information

Unaudited financial results by quarter for fiscal 2010 and 2009 are summarized below.

	Quarter Ended
	December	March	June	September	Year
	(Dollars in millions, except per share amounts)
Fiscal 2010
Net sales	$679	$712	$753	$749	$2,893
Gross profit	136	140	154	134	564
Net Income attributable to Cabot Corporation	29	43	47	35	154
Income from continuing operations per common share	$0.44	$0.65	$0.72	$0.54	$2.35

Net income per common share—diluted	$0.44	$0.65	$0.72	$0.54	$2.35

Fiscal 2009
Net sales	$652	$470	$511	$610	$2,243
Gross profit	92	(5)	68	72	227
Income (loss) from continuing operations	4	(58)	(12)	(11)	(77)
Income (loss) from discontinued operations	—	—	—	—	—

Net Income attributable to Cabot Corporation	4	(58)	(12)	(11)	(77)
Income (loss) from continuing operations per common share	$0.06	$(0.93)	$(0.18)	$(0.19)	$(1.24)
Income (loss) from discontinued operations per common share	—	—	(0.01)	—	(0.01)

Net income per common share (diluted)(1)	$0.06	$(0.93)	$(0.19)	$(0.19)	$(1.25)

(1)

Prior year earnings per share has been recast due to Cabot’s adoption of an accounting pronouncement in the first quarter of fiscal 2010 that changes the methodology for allocating earnings among shareholders. Under this guidance, certain of Cabot’s unvested share-based payment awards must be included in the earnings allocation process in computing earnings per share. This guidance has been applied retrospectively so that all periods are shown on a consistent basis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cabot Corporation

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Cabot Corporation and subsidiaries (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cabot Corporation and subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B, in 2010 the Company changed (i) its method of accounting for earnings per share; and (ii) its presentation of non-controlling interests. These changes have been applied to all periods presented.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 29, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cabot Corporation

Boston, Massachusetts

We have audited the internal control over financial reporting of Cabot Corporation and subsidiaries (the “Company”) as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2010 of the Company and our report dated November 29, 2010 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company’s change (i) in its method of accounting for earnings per share; and (ii) in the presentation of non-controlling interests.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 29, 2010

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Cabot carried out an evaluation, under the supervision and with the participation of its management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2010. Based on that evaluation, Cabot’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Cabot’s management assessed the effectiveness of Cabot’s internal control over financial reporting as of September 30, 2010 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, Cabot’s management concluded that Cabot’s internal control over financial reporting was effective as of September 30, 2010.

Cabot’s internal control over financial reporting as of September 30, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report above.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The other information required by this item will be included in our Proxy Statement for the 2011 Annual Meeting of Stockholders (“Proxy Statement”) and is herein incorporated by reference.

Item 11.	Executive Compensation

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of September 30, 2010 about: (i) the number of shares of common stock that may be issued upon exercise of outstanding options and vesting of restricted stock units; (ii) the weighted-average exercise price of outstanding options; and (iii) the number of shares of common stock available for future issuance under our active plans: the 2009 Long-Term Incentive Plan and the Non-Employee Directors’ Stock Compensation Plan. All of our equity compensation plans have been approved by our stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding option, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(3)

Equity compensation plans approved by security holders	2,290,153	$20.40	4,151,538
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)

Includes (i) 1,765,190 shares issuable upon exercise of outstanding stock options, (ii) 208,125 shares issuable upon vesting of time-based restricted stock units, and (iii) 316,838 shares issuable upon vesting of performance-based restricted stock units assuming Cabot performs at the maximum performance level in each year of the three-year performance period. If Cabot performs at the target level of performance in each year of the three-year performance period, a total of 211,225 shares will be issuable upon vesting of the outstanding performance-based restricted stock units.

(2)	The weighted-average exercise price includes all outstanding stock options but does not include restricted stock units which do not have an exercise price.
(3)

Of these shares, (i) 3,944,871 shares remain available for future issuance under our 2009 Long-Term Incentive Plan, and (ii) 206,667 remain available for future issuance under our Non-Employee Directors’ Stock Compensation Plan.

The other information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements. See “Index to Financial Statements” under Item 8 on page 54 of this Form 10-K.

(b)	Exhibits. (Certain exhibits not included in copies of the Form 10-K sent to stockholders.)

The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K. Cabot will furnish to any stockholder, upon written request, any exhibit listed below, upon payment by such stockholder of the Company’s reasonable expenses in furnishing such exhibit.

Exhibit Number	Description

3(a)(i)	Restated Certificate of Incorporation of Cabot Corporation effective January 9, 2009 (incorporated herein by reference to Exhibit 3.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

3(b)	The By-laws of Cabot Corporation as amended September 11, 2009 (incorporated herein by reference to Exhibit 3(b) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2009, file reference 1-5667, filed with the SEC on November 30, 2009).

4(a)(i)	Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4 of Amendment No. 1 to Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-18883, filed with the SEC on December 10, 1987).

4(a)(ii)	First Supplemental Indenture, dated as of June 17, 1992, to the Indenture (incorporated herein by reference to Exhibit 4.3 of Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-48686, filed with the SEC on June 18, 1992).

4(a)(iii)	Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, file reference 1-5667, filed with the SEC on February 14, 1997).

4(a)(iv)	Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K, dated November 20, 1998, file reference 1-5667, filed with the SEC on November 20, 1998).

4(a)(v)	Indenture, dated as of September 21, 2009, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Registration Statement on Form S-3 ASR, Registration Statement No. 333-162021, filed with the SEC on September 21, 2009).

4(a)(vi)	First Supplemental Indenture, dated as of September 24, 2009, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K dated September 24, 2009, file reference 1-5667, filed with the SEC on September 24, 2009).

10(a)	Credit Agreement, dated June 2, 2010, among Cabot Corporation, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, National Association, as Syndication Agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 99.1 of Cabot’s Current Report on Form 8-K, dated June 7, 2010, file reference 1-5667, filed with the SEC on June 8, 2010).

Exhibit Number	Description

10(b)(i)*	2006 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(b)(ii)*	2009 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2009 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 28, 2009).

10(b)(iii)*	Non-Employee Directors’ Stock Compensation Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(b)(iv)*	Cabot Corporation Short-Term Incentive Compensation Plan (incorporated herein by reference to Appendix C of Cabot’s Proxy Statement on Schedule 14A relating to the 2007 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 29, 2007).

10(b)(v)*	Amendment to Cabot Corporation Short-Term Incentive Compensation Plan dated December 31, 2008 (incorporated by reference to Exhibit 10.4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(c)	Note Purchase Agreement between John Hancock Mutual Life Insurance Company, State Street Bank and Trust Company, as trustee for the Cabot Corporation Employee Stock Ownership Plan, and Cabot Corporation, dated as of November 15, 1988 (incorporated by reference to Exhibit 10(c) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1988, file reference 1-5667, filed with the SEC on December 29, 1988).

10(d)(i)*	Cabot Corporation Amended and Restated Supplemental Cash Balance Plan dated December 31, 2008 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(d)(ii)*	Cabot Corporation Amended and Restated Supplemental Retirement Savings Plan dated December 31, 2008 (incorporated by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(d)(iii)*	Cabot Corporation Deferred Compensation Plan dated January 1, 1995 (incorporated herein by reference to Exhibit 10(e)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the SEC on December 29, 1995).

10(d)(iv)*	Amendment 1997-I to Cabot Corporation Deferred Compensation Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot’s Annual Report on
Form 10-K for the year ended September 30, 1997, file reference 1-5667, filed with the SEC on December 24, 1997).

10(d)(v)*	Cabot Corporation Amended and Restated Deferred Compensation Plan dated July 13, 2007 (incorporated herein by reference to Exhibit 10(d)(viii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2007, file reference 1-5667, filed with the SEC on November 29, 2007).

10(d)(vi)*	Amendment No. 1 to Cabot Corporation Amended and Restated Deferred Compensation Plan dated November 9, 2007 (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).

Exhibit Number	Description

10(d)(vii)*	Non-Employee Directors’ Stock Deferral Plan dated July 14, 2006 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, file reference 1-5667, filed with the SEC on August 9, 2006).

10(d)(viii)*	Amendment No. 1 to Cabot Corporation Non-Employee Directors’ Stock Deferral Plan dated November 9, 2007 (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).

10(d)(ix)*	Amendment No. 2 to Cabot Corporation Amended and Restated Deferred Compensation Plan dated December 31, 2008 (incorporated herein by reference to Exhibit 10.5 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(e)*	Summary of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, file reference 1-5667, filed with the SEC on August 9, 2010).

10(f)	Asset Transfer Agreement, dated as of June 13, 1995, among Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation, Cabot Safety Holdings Corporation and Cabot Safety Acquisition Corporation (incorporated herein by reference to Exhibit 2(a) of Cabot Corporation’s Current Report on Form 8-K dated July 11, 1995, file reference 1-5667, filed with the SEC on July 26, 1995).

10(g)(i)*	Cabot Corporation Senior Management Severance Protection Plan, effective January 9, 1998 (incorporated herein by reference to Exhibit 10(a) of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, file reference 1-5667, filed with the SEC on February 17, 1998).

10(g)(ii)*	Amendment to Cabot Corporation Senior Management Severance Protection Plan, effective January 12, 2007 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, file reference 1-5667, filed with the SEC on February 9, 2007).

10(g)(iii)*	Amendment to Senior Management Severance Protection Plan dated December 31, 2008 (incorporated herein by reference to Exhibit 10.3 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(h)	Fiscal Agency Agreement dated as of September 24, 2003 among Cabot Finance B.V., Cabot Corporation, and U.S. Bank Trust National Association (incorporated herein by reference to Exhibit 10(l) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).

10(i)*	Offer Letter between Cabot Corporation and Patrick M. Prevost dated November 30, 2007 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).

10(j)*	Terms of Employment for David Miller effective September 14, 2009 (incorporated herein by reference to Exhibit 10(k) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2009, file reference 1-5667, filed with the SEC on November 30, 2009).

Exhibit Number	Description

10(k)(i)*	Form of Award Certificate under Cabot Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, file reference 1-5667, filed with the SEC on May 12, 2008).

10(k)(ii)*	Form of Restricted Stock Unit Award Certificate under the Cabot Corporation 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, file reference 1-5667, filed with the SEC on February 9, 2010).

10(k)(iii)*	Form of Non-Qualified Stock Option Award Agreement under the Cabot Corporation 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, file reference 1-5667, filed with the SEC on February 9, 2010).

12†	Statement Re: Computation of Ratio of Earnings (Loss) to Fixed Charges.

21†	Subsidiaries of Cabot Corporation.

23(i)†	Consent of Deloitte & Touche LLP.

31(i)†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31(ii)†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS†††	XBRL Instance Document.

101.SCH†††	XBRL Taxonomy Extension Schema Document.

101.CAL†††	XBRL Taxonomy Calculation Linkbase Document.

101.DEF†††	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†††	XBRL Taxonomy Label Linkbase Document.

101.PRE†††	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.
†††	Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

(c)	Schedules. The Schedules have been omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABOT CORPORATION

BY:	/S/ PATRICK M. PREVOST
Patrick M. Prevost
President and Chief Executive Officer

Date: November 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ PATRICK M. PREVOST Patrick M. Prevost	Director, President and Chief Executive Officer	November 29, 2010

/S/ EDUARDO E. CORDEIRO Eduardo E. Cordeiro	Executive Vice President and Chief Financial Officer (principal financial officer)	November 29, 2010

/S/ JAMES P. KELLY James P. Kelly	Vice President and Controller (principal accounting officer)	November 29, 2010

/S/ JOHN F. O’BRIEN John F. O’Brien	Director, Non-Executive Chairman of the Board	November 29, 2010

/S/ JOHN S. CLARKESON John S. Clarkeson	Director	November 29, 2010

/S/ JUAN ENRIQUEZ-CABOT Juan Enriquez-Cabot	Director	November 29, 2010

/S/ ARTHUR L. GOLDSTEIN Arthur L. Goldstein	Director	November 29, 2010

/S/ GAUTAM S. KAJI Gautam S. Kaji	Director	November 29, 2010

/S/ RODERICK C.G. MACLEOD Roderick C.G. MacLeod	Director	November 29, 2010

/S/ HENRY F. MCCANCE Henry F. McCance	Director	November 29, 2010

/S/ JOHN K. MCGILLICUDDY John K. McGillicuddy	Director	November 29, 2010

/S/ RONALDO H. SCHMITZ Ronaldo H. Schmitz	Director	November 29, 2010

Signatures	Title	Date

/S/ LYDIA W. THOMAS Lydia W. Thomas	Director	November 29, 2010

/S/ MARK S. WRIGHTON Mark S. Wrighton	Director	November 29, 2010

EXHIBIT INDEX

Exhibit Number	Description
3(a)(i)	Restated Certificate of Incorporation of Cabot Corporation effective January 9, 2009 (incorporated herein by reference to Exhibit 3.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

3(b)	The By-laws of Cabot Corporation as amended September 11, 2009 (incorporated herein by reference to Exhibit 3(b) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2009, file reference 1-5667, filed with the SEC on November 30, 2009).

4(a)(i)	Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4 of Amendment No. 1 to Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-18883, filed with the SEC on December 10, 1987).

4(a)(ii)	First Supplemental Indenture, dated as of June 17, 1992, to the Indenture (incorporated herein by reference to Exhibit 4.3 of Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-48686, filed with the SEC on June 18, 1992).

4(a)(iii)	Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, file reference 1-5667, filed with the SEC on February 14, 1997).

4(a)(iv)	Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K, dated November 20, 1998, file reference 1-5667, filed with the SEC on November 20, 1998).

4(a)(v)	Indenture, dated as of September 21, 2009, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Registration Statement on Form S-3 ASR, Registration Statement No. 333-162021, filed with the SEC on September 21, 2009).

4(a)(vi)	First Supplemental Indenture, dated as of September 24, 2009, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K dated September 24, 2009, file reference 1-5667, filed with the SEC on September 24, 2009).

10(a)	Credit Agreement, dated June 2, 2010, among Cabot Corporation, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, National Association, as Syndication Agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 99.1 of Cabot’s Current Report on Form 8-K, dated June 7, 2010, file reference 1-5667, filed with the SEC on June 8, 2010).

10(b)(i)*	2006 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(b)(ii)*	2009 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2009 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 28, 2009).

Exhibit Number	Description
10(b)(iii)*	Non-Employee Directors’ Stock Compensation Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(b)(iv)*	Cabot Corporation Short-Term Incentive Compensation Plan (incorporated herein by reference to Appendix C of Cabot’s Proxy Statement on Schedule 14A relating to the 2007 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 29, 2007).

10(b)(v)*	Amendment to Cabot Corporation Short-Term Incentive Compensation Plan dated December 31, 2008 (incorporated by reference to Exhibit 10.4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(c)	Note Purchase Agreement between John Hancock Mutual Life Insurance Company, State Street Bank and Trust Company, as trustee for the Cabot Corporation Employee Stock Ownership Plan, and Cabot Corporation, dated as of November 15, 1988 (incorporated by reference to Exhibit 10(c) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1988, file reference 1-5667, filed with the SEC on December 29, 1988).

10(d)(i)*	Cabot Corporation Amended and Restated Supplemental Cash Balance Plan dated December 31, 2008 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(d)(ii)*	Cabot Corporation Amended and Restated Supplemental Retirement Savings Plan dated December 31, 2008 (incorporated by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(d)(iii)*	Cabot Corporation Deferred Compensation Plan dated January 1, 1995 (incorporated herein by reference to Exhibit 10(e)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the SEC on December 29, 1995).

10(d)(iv)*	Amendment 1997-I to Cabot Corporation Deferred Compensation Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1997, file reference 1-5667, filed with the SEC on December 24, 1997).

10(d)(v)*	Cabot Corporation Amended and Restated Deferred Compensation Plan dated July 13, 2007 (incorporated herein by reference to Exhibit 10(d)(viii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2007, file reference 1-5667, filed with the SEC on November 29, 2007).

10(d)(vi)*	Amendment No. 1 to Cabot Corporation Amended and Restated Deferred Compensation Plan dated November 9, 2007 (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).

10(d)(vii)*	Non-Employee Directors’ Stock Deferral Plan dated July 14, 2006 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, file reference 1-5667, filed with the SEC on August 9, 2006).

Exhibit Number	Description
10(d)(viii)*	Amendment No. 1 to Cabot Corporation Non-Employee Directors’ Stock Deferral Plan dated November 9, 2007 (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).

10(d)(ix)*	Amendment No. 2 to Cabot Corporation Amended and Restated Deferred Compensation Plan dated December 31, 2008 (incorporated herein by reference to Exhibit 10.5 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(e)*†	Summary of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, file reference 1-5667, filed with the SEC on August 9, 2010).

10(f)	Asset Transfer Agreement, dated as of June 13, 1995, among Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation, Cabot Safety Holdings Corporation and Cabot Safety Acquisition Corporation (incorporated herein by reference to Exhibit 2(a) of Cabot Corporation’s Current Report on Form 8-K dated July 11, 1995, file reference 1-5667, filed with the SEC on July 26, 1995).

10(g)(i)*	Cabot Corporation Senior Management Severance Protection Plan, effective January 9, 1998 (incorporated herein by reference to Exhibit 10(a) of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, file reference 1-5667, filed with the SEC on February 17, 1998).

10(g)(ii)*	Amendment to Cabot Corporation Senior Management Severance Protection Plan, effective January 12, 2007 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, file reference 1-5667, filed with the SEC on February 9, 2007).

10(g)(iii)*	Amendment to Senior Management Severance Protection Plan dated December 31, 2008 (incorporated herein by reference to Exhibit 10.3 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(h)	Fiscal Agency Agreement dated as of September 24, 2003 among Cabot Finance B.V., Cabot Corporation, and U.S. Bank Trust National Association (incorporated herein by reference to Exhibit 10(l) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).

10(i)*	Offer Letter between Cabot Corporation and Patrick M. Prevost dated November 30, 2007 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).

10(j)*	Terms of Employment for David Miller effective September 14, 2009 (incorporated herein by reference to Exhibit 10(k) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2009, file reference 1-5667, filed with the SEC on November 30, 2009).

10(k)(i)*	Form of Award Certificate under Cabot Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, file reference 1-5667, filed with the SEC on May 12, 2008).

Exhibit Number	Description
10(k)(ii)*	Form of Restricted Stock Unit Award Certificate under the Cabot Corporation 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, file reference 1-5667, filed with the SEC on February 9, 2010).

10(k)(iii)*	Form of Non-Qualified Stock Option Award Agreement under the Cabot Corporation 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, file reference 1-5667, filed with the SEC on February 9, 2010).

12†	Statement Re: Computation of Ratio of Earnings (Loss) to Fixed Charges.

21†	Subsidiaries of Cabot Corporation.

23(i)†	Consent of Deloitte & Touche LLP.

31(i)†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31(ii)†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS†††	XBRL Instance Document.

101.SCH†††	XBRL Taxonomy Extension Schema Document.

101.CAL†††	XBRL Taxonomy Calculation Linkbase Document.

101.DEF†††	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†††	XBRL Taxonomy Label Linkbase Document.

101.PRE†††	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.
†††	Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.