Form 10-Q
period 2010-12-31
CABOT CORP
filed 2011-02-09
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

As of February 2, 2011 the Company had 65,466,925 shares of Common Stock, par value $1 per share, outstanding.

CABOT CORPORATION

Part I.    Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended December 31
	2010	2009
	(In millions, except per share amounts)
Net sales and other operating revenues	$753	$679
Cost of sales	595	543

Gross profit	158	136
Selling and administrative expenses	64	67
Research and technical expenses	17	18

Income from operations	77	51
Interest and dividend income	1	—
Interest expense	(10)	(9)
Other income	2	—

Income from continuing operations before income taxes and equity in net income of affiliated companies	70	42
Benefit (provision) for income taxes	6	(11)
Equity in net income of affiliated companies	3	3

Net income from continuing operations	79	34
Income from discontinued operations	1	—

Net income	80	34
Net income attributable to noncontrolling interests	5	5

Net income attributable to Cabot Corporation	$75	$29

Weighted-average common shares outstanding, in millions:
Basic	64	63

Diluted	65	64

Income per common share:
Basic:
Income from continuing operations attributable to Cabot Corporation	$1.12	$0.44
Income from discontinued operations	0.02	—

Net income attributable to Cabot Corporation	$1.14	$0.44

Diluted:
Income from continuing operations attributable to Cabot Corporation	$1.11	$0.44
Income from discontinued operations	0.02	—

Net income attributable to Cabot Corporation	$1.13	$0.44

Dividends per common share	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	December 31, 2010	September 30, 2010
	(In millions)
Current assets:
Cash and cash equivalents	$388	$387
Accounts and notes receivable, net of reserve for doubtful accounts of $5 and $4	571	576
Inventories:
Raw materials	111	121
Work in process	22	38
Finished goods	209	178
Other	38	36

Total inventories	380	373
Prepaid expenses and other current assets	76	72
Deferred income taxes	35	30

Total current assets	1,450	1,438

Property, plant and equipment	2,961	2,943
Accumulated depreciation and amortization	(1,989)	(1,968)

Net property, plant and equipment	972	975

Goodwill	38	39
Equity affiliates	57	61
Intangible assets, net of accumulated amortization of $12 and $12	4	4
Assets held for rent	39	40
Deferred income taxes	261	245
Other assets	90	84

Total assets	$2,911	$2,886

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	December 31, 2010	September 30, 2010
	(In millions, except share and per share amounts)
Current liabilities:
Notes payable to banks	$32	$29
Accounts payable and accrued liabilities	402	447
Income taxes payable	27	34
Deferred income taxes	5	6
Current portion of long-term debt	27	23

Total current liabilities	493	539

Long-term debt	594	600
Deferred income taxes	6	6
Other liabilities	318	324
Commitments and contingencies (Note E)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value Issued and Outstanding : None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value Issued: 65,466,113 and 65,429,916 shares Outstanding: 65,408,840 and 65,370,220 shares	65	65
Less cost of 57,273 and 59,696 shares of common treasury stock	(2)	(2)
Additional paid-in capital	52	46
Retained earnings	1,188	1,125
Deferred employee benefits	(18)	(20)
Accumulated other comprehensive income	96	88

Total Cabot Corporation stockholders’ equity	1,381	1,302
Noncontrolling interests	119	115

Total stockholders’ equity	1,500	1,417

Total liabilities and stockholders’ equity	$2,911	$2,886

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended December 31
	2010	2009
	(In millions)
Cash Flows from Operating Activities:
Net income	$80	$34
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	35	33
Deferred tax provision	(22)	(3)
Impairment charges	—	2
Loss on sale of property, plant and equipment	—	—
Equity in net income of affiliated companies	(3)	(3)
Non-cash compensation	5	8
Other non-cash charges, net	—	1
Changes in assets and liabilities:
Accounts and notes receivable	6	(39)
Inventories	(6)	(22)
Prepaid expenses and other current assets	(6)	(11)
Accounts payable and accrued liabilities	(46)	(43)
Income taxes payable	(4)	3
Other liabilities	—	3
Cash dividends received from equity affiliates	2	5
Other	(1)	—

Cash provided by (used in) operating activities	40	(32)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(31)	(13)
Proceeds from sales of property, plant and equipment	—	3
Decrease in assets held for rent	1	2
Settlement of derivatives	—	(7)

Cash used in investing activities	(30)	(15)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	11	—
Repayments under financing arrangements	(13)	—
Repayments of long-term debt	(1)	(1)
Increase in notes payable to banks, net	4	1
Purchases of common stock	—	(1)
Proceeds from sales of common stock	1	—
Noncontrolling interest—dividends paid	—	—
Common dividends paid	(12)	(12)
Proceeds from restricted stock loan repayments	—	1

Cash used in financing activities	(10)	(12)

Effect of exchange rate changes on cash	1	(3)

Increase (decrease) in cash and cash equivalents	1	(62)
Cash and cash equivalents at beginning of period	387	304

Cash and cash equivalents at end of period	$388	$242

The accompanying notes are an integral part of these consolidated financial statements

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended December 31, 2009

(In millions, except shares in thousands)

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Accumulated Other Comprehensive Income	Cabot Corporation Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Cost
Balance at September 30, 2009	65,309	$63	$18	$1,018	$(25)	$60	$1,134	$103	$1,237
Net income attributable to Cabot Corporation				29						$29
Foreign currency translation adjustment, net of tax						(4)				(4)

Total other comprehensive loss										$(4)

Comprehensive income attributable to Cabot Corporation							25			$25

Net income attributable to noncontrolling interests, net of tax								5		$5
Noncontrolling interest - foreign currency adjustment								(2)		(2)

Comprehensive income attributable to noncontrolling interests										$3

Comprehensive income									28	$28

Common dividends paid				(12)			(12)		(12)
Issuance of stock under employee compensation plans, net of forfeitures	25	—	1				1		1
Amortization of share-based compensation			6				6		6
Purchase and retirement of common and treasury stock	(28)	—	—				—		—
Principal payment by Employee Stock Ownership Plan under guaranteed loan					1		1		1

Balance at December 31, 2009	65,306	$63	$25	$1,035	$(24)	$56	$1,155	$106	$1,261

The accompanying notes are an integral part of these consolidated financial statements

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended December 31, 2010

(In millions, except shares in thousands)

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in	Retained	Deferred Employee	Accumulated Other Comprehensive	Cabot Corporation Stockholders’	Non- controlling	Total Stockholders’	Total Comprehensive
	Shares	Cost	Capital	Earnings	Benefits	Income	Equity	Interests	Equity	Income
Balance at September 30, 2010	65,370	$63	$46	$1,125	$(20)	$88	$1,302	$115	$1,417
Net income attributable to Cabot Corporation				75						$75
Foreign currency translation adjustment, net of tax						8				8

Total other comprehensive income										$8

Comprehensive income attributable to Cabot Corporation							83			$83

Net income attributable to noncontrolling interests, net of tax								5		$5

Comprehensive income attributable to noncontrolling interests										$5

Comprehensive income									88	$88

Noncontrolling interest - dividends								(1)	(1)
Common dividends paid				(12)			(12)		(12)
Issuance of stock under employee compensation plans, net of forfeitures	62	—	2				2		2
Amortization of share-based compensation			4				4		4
Purchase and retirement of common and treasury stock	(23)	—	—				—		—
Principal payment by Employee Stock Ownership Plan under guaranteed loan					2		2		2

Balance at December 31, 2010	65,409	$63	$52	$1,188	$(18)	$96	$1,381	$119	$1,500

The accompanying notes are an integral part of these consolidated financial statements

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

UNAUDITED

Note A. Basis of Presentation

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

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (“2010 10-K”).

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 2010 and 2009. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

The amount included in the caption “Income from discontinued operations” in the consolidated statements of operations represents tax settlements in connection with the Company’s discontinued operations. The settlement amount was a benefit of approximately $1 million for the three months ended December 31, 2010.

Note B. Significant Accounting Policies

Revenue Recognition and Accounts Receivable

Cabot recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable. Cabot generally is able to ensure that products meet customer specifications prior to shipment. If the Company is unable to determine that the product has met the specified objective criteria prior to shipment or if title has not transferred because of sales terms, the revenue is considered “unearned” and is deferred until the revenue recognition criteria are met.

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

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments. Other operating revenues, which are included in the percentages below and represent less than two percent of total revenues, are primarily royalties for licensed technology:

	Three Months Ended December 31
	2010	2009 (1)

Core Segment
Rubber Blacks Business	61%	60%
Supermetals Business	8%	7%
Performance Segment	26%	28%
New Business Segment	3%	3%
Specialty Fluids Segment	2%	2%

(1)	As discussed in Note M “Financial Information by Segment”, 2009 business segment revenues have been recast to exclude the adjustment for unearned revenue.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

Cabot maintains allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the first quarter of fiscal 2011 and 2010 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

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

Financial Instruments

Cabot’s financial instruments consist primarily of cash and cash equivalents, short-term and long-term debt, and derivative instruments. The carrying values of Cabot’s financial instruments approximate fair value with the exception of long-term debt that has not been designated as part of a fair value hedge. The non-hedged long-term debt is recorded at face value. The fair values of the Company’s financial instruments are based on quoted market prices, if such prices are available. In situations where quoted market prices are not available, the Company relies on valuation models to derive fair value. Such valuation takes into account the ability of the financial counterparty to perform. Cabot uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates and foreign currency exchange rates, which exist as part of its on-going business operations. Cabot does not enter into contracts for speculative purposes, nor does it hold or issue any financial instruments for trading purposes. All financial instruments are recognized on the consolidated balance sheets at fair value. The changes in the fair value of derivatives are recorded in either earnings or other comprehensive income, depending on whether or not the instrument is designated as part of a hedge transaction and, if designated as part of a hedge transaction, the type of hedge transaction. The gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings during the period in which the ineffectiveness occurs.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

UNAUDITED

Income Tax in Interim Periods

The Company records its tax provision or benefit on an interim basis using an estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period. Losses from jurisdictions for which no benefit can be recognized and the income tax effects of unusual or infrequent items are excluded from the estimated annual effective tax rate and are recognized in the impacted interim period as discrete items. During the three months ended December 31, 2010, the Company recognized net tax benefits of $23 million from the repatriation of high tax dividends in response to recent changes in U.S. tax legislation as a discrete item.

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

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $95 million and $98 million higher as of December 31, 2010 and September 30, 2010, respectively. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.

During the three months ended December 31, 2010 and 2009, inventory quantities were reduced at the Company’s U.S. Supermetals site causing a liquidation of LIFO inventory quantities carried at lower costs that were prevailing in prior years when compared to the current year prices. These reductions resulted in a decrease in cost of goods sold of $6 million and $3 million and an increase in net income of $4 million ($0.06 per diluted common share) and $2 million ($0.03 per diluted common share) for the three months ended December 31, 2010 and 2009, respectively.

Cabot reviews inventory for both potential obsolescence and potential declines in anticipated selling prices. In this review, the Company makes assumptions about the future demand for and market value of the inventory, and based on these assumptions estimates the amount of any obsolete, unmarketable, slow moving or overvalued inventory. Cabot writes down the value of these inventories by an amount equal to the difference between the cost of the inventory and its estimated market value. There were no significant write-downs in either the three months ended December 31, 2010 or 2009.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

UNAUDITED

Note C. Accounting Pronouncements

New and Adopted

Accounting for Variable Interest Entities

On October 1, 2010 the Company adopted authoritative guidance on the consolidation of variable interest entities. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company has evaluated the impact of this guidance on its consolidated financial statements and determined that the impact is not material.

Note D. Employee Benefit Plans

Curtailment of employee benefit plan

During the first quarter of fiscal 2011, the Company incurred a curtailment in one of its foreign employee benefit plans as a result of the action taken in the 2009 Global Restructuring Plan. Associated with this curtailment, the Company recognized a $1 million benefit in the first quarter of fiscal 2011.

Net periodic defined benefit pension and other postretirement benefit costs

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended December 31
	2010		2009		2010		2009
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$1	$1	$1	$1	$—	$—	$—	$—
Interest cost	2	2	2	2	1	—	1	—
Expected return on plan assets	(2)	(3)	(2)	(3)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	—	(1)	—
Amortization of actuarial loss	—	1	—	1	—	—	—	—
Curtailment income	—	(1)	—	—	—	—	—	—

Net periodic benefit cost	$1	$—	$1	$1	$—	$—	$—	$—

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

UNAUDITED

Note E. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials and natural gas. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at December 31, 2010.

	Payments Due by Fiscal Year
	Remainder of fiscal 2011	2012	2013	2014	2015	Thereafter	Total
	(Dollars in millions)
Core Segment:
Rubber Blacks Business	$218	$218	$189	$144	$142	$1,095	$2,006
Supermetals Business	12	15	13	5	—	—	45
Performance Segment	19	21	20	21	20	186	287
New Business Segment	—	1	—	—	—	—	1

Total	$249	$255	$222	$170	$162	$1,281	$2,339

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

Environmental Matters

As of both December 31, 2010 and September 30, 2010, Cabot had $7 million, on a discounted and undiscounted basis, reserved for environmental matters primarily related to divested businesses. These amounts represent Cabot’s best estimates of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Cash payments related to these environmental matters were less than $1 million in the first three months of both fiscal 2011 and 2010.

In June 2009, Cabot received an information request from the United States Environmental Protection Agency (“EPA”) regarding Cabot’s carbon black manufacturing facility in Pampa, Texas. The information request relates to the Pampa facility’s compliance with certain regulatory and permitting requirements under the Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. EPA has indicated that this information request is part of an EPA national initiative focused on the U.S. carbon black manufacturing sector. Cabot responded to EPA’s information request in August 2009 and is in discussions with EPA. Based upon how EPA has handled similar NSR initiatives with other industrial sectors, it is anticipated that EPA will require Cabot to employ additional technology control devices or approaches with respect to emissions at certain facilities and/or seek a civil penalty from Cabot.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

UNAUDITED

Other Matters

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. As more fully described in the 2010 10-K, the Company’s respirator liabilities involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled.

As of both December 31, 2010 and September 30, 2010, there were approximately 45,000 claimants in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2062. At December 31, 2010 and September 30, 2010, the reserve was $14 million and $15 million, respectively, on a discounted basis ($19 million and $20 million on an undiscounted basis, respectively). Cash payments related to this liability were $1 million and less than $1 million in the first quarter of fiscal 2011 and 2010, respectively.

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

Note F. Income Tax Uncertainties

As of December 31, 2010, the total amount of unrecognized tax benefits was $48 million. In addition, accruals of $5 million and $12 million have been recorded for penalties and interest, respectively, as of December 31, 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the three months ended December 31, 2010 and 2009 is as follows:

	Three months ended December 31
	2010	2009
	(Dollars in millions)
Balance at beginning of the period	$75	$81
Additions based on tax provisions related to the current year	1	1
Additions for tax positions of prior years	—	1
Reductions of tax provisions of prior years	(2)	(1)

Balance at end of the period	$74	$82

If the unrecognized tax benefits of $74 million were recognized at a given point in time, there would be approximately a $63 million favorable impact on the Company’s tax provision.

During the first quarter of fiscal 2011, Cabot settled uncertain tax positions in Argentina, Brazil, France, Malaysia and the state of Illinois. These audit settlements reduced the balance of unrecognized tax benefits by $2 million. Certain Cabot subsidiaries are under audit in jurisdictions outside of the U.S. In addition, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of one or more of these audits or the lapse of applicable statutes of limitations; however, an estimated range of the impact on the unrecognized tax benefits cannot be quantified at this time.

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2010 tax years generally remain subject to examination by the IRS and the 2004 through 2010 tax years remain subject to examination by most state tax authorities. In significant non-U.S. jurisdictions, the 2002 through 2010 tax years generally remain subject to examination by their respective tax authorities. Cabot’s significant non-U.S. jurisdictions include Argentina, Brazil, Canada, China, Germany, Japan, the Netherlands, and the United Kingdom.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

UNAUDITED

Note G. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Three Months Ended December 31
	2010	2009
	(In millions, except per share amounts)
Basic EPS:
Net income attributable to Cabot Corporation	$75	$29
Less: Dividends and dividend equivalents to participating securities	—	—
Less: Undistributed earnings allocated to participating securities(1)	1	1

Earnings allocated to common shareholders (numerator)	$74	$28

Weighted average common shares and participating securities outstanding	65	65
Less: Participating securities(1)	1	2

Adjusted weighted average common shares (denominator)	64	63

Basic EPS	$1.14	$0.44

Diluted EPS:
Earnings allocated to common shareholders	$74	$28
Plus: Earnings allocated to participating securities	1	1
Less: Adjusted earnings allocated to participating securities(2)	(1)	(1)

Income available to common shares (numerator)	$74	$28

Adjusted weighted average common shares outstanding	64	63
Effect of dilutive securities:
Common shares issuable(3)	1	1

Adjusted weighted average common shares (denominator)	65	64

Diluted EPS	$1.13	$0.44

(1)

Participating securities consist of shares of unvested restricted stock, vested restricted stock awards held by employees in which Cabot has a security interest, and unvested time-based restricted stock units. Participating securities for the three months ended December 31, 2010 and 2009 amounted to approximately 1 million and 2 million shares and units, respectively, issued under Cabot’s equity incentive plans.

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended December 31
	2010	2009
	( Dollars in millions)
Calculation of undistributed earnings:
Net income attributable to Cabot Corporation	$75	$29
Less: Dividends declared on common stock	12	12
Less: Dividends declared on participating securities	—	—

Undistributed earnings	$63	$17

Allocation of undistributed earnings:
Undistributed earnings allocated to common shareholders	$62	$16
Undistributed earnings allocated to participating shareholders	1	1

Undistributed earnings	$63	$17

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

UNAUDITED

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Supplemental Retirement Savings Plan; and (iii) assumed issuance of shares under outstanding performance-based stock unit awards issued under Cabot’s equity incentive plans. For the three months ended December 31, 2010 and 2009, 26,000 and 826,000 incremental shares of common stock, respectively, were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Cabot common stock for that period.

Note H. Restructuring

Cabot’s restructuring activities were recorded in the consolidated statements of operations as follows:

	Three Months Ended December 31
	2010	2009
	(Dollars in millions)
Cost of sales	$3	$6
Selling and administrative expenses	1	9

Total	$4	$15

Details of these restructuring activities and the related reserves were as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at September 30, 2010	$18	$1	$—	$—	$19
Charges	2	—	1	1	4
Costs charged against assets/liabilities	1	—	(1)	—	—
Cash paid	(6)	—	—	(1)	(7)
Foreign currency translation adjustment	(1)	—	—	—	(1)

Reserve at December 31, 2010	$14	$1	$—	$—	$15

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

UNAUDITED

Closure of Grigno, Italy Manufacturing Facility

On October 14, 2010, the Company announced that it intends to cease manufacturing at its thermoplastic concentrates facility in Grigno, Italy effective February 28, 2011. This decision was made to align Cabot’s manufacturing capabilities with the market outlook and Cabot’s Performance Segment strategy. The closure, which impacts 37 employees, is anticipated to result in an $8 million charge. The total amounts the Company expects to incur for each major type of cost associated with the closure are: (i) severance and employee benefits of $4 million and (ii) accelerated depreciation and impairment of facility assets of $4 million.

Through December 31, 2010 Cabot has recorded $4 million of charges associated with this restructuring, comprised of $3 million for severance and employee benefits and $1 million for accelerated depreciation and asset impairments.

During the first quarter of fiscal 2011 Cabot made nominal cash payments associated with this restructuring plan and expects to make cash payments of $4 million during the remainder of fiscal 2011.

As of December 31, 2010 Cabot has $3 million of accrued restructuring costs in the consolidated balance sheet related to this site closure.

Closure of Thane, India Manufacturing Facility

In fiscal 2010, Cabot ceased manufacturing operations at its carbon black manufacturing facility in Thane, India. This decision, which affected approximately 120 employees, was made as a result of a broad reaching analysis of the Company’s manufacturing assets, including their cost structure, ability to expand and a variety of other factors. The Company will continue to maintain a presence in India through its fumed metal oxides manufacturing joint venture and continuing commercial operations in carbon black and other products.

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

Through December 31, 2010 Cabot has recorded $17 million of charges associated with this restructuring, comprised of $7 million for severance and employee benefits, $9 million for accelerated depreciation and asset impairments and $1 million for other post closing costs.

Net cash outlays related to this plan are expected to be approximately $9 million. Through December 31, 2010 Cabot made cash payments of $6 million and expects to make cash payments of approximately $2 million during the remainder of fiscal 2011 and $1 million thereafter.

As of December 31, 2010 Cabot has $1 million of accrued restructuring costs in the consolidated balance sheet related to this site closure.

2009 Global Restructuring

In fiscal 2009 Cabot initiated its 2009 Global Restructuring Plan. Under this plan, the Company closed three of its manufacturing facilities and implemented operating cost and workforce reductions across a variety of its other operations. In fiscal 2010 the Company consolidated several of its European administrative offices in a new European headquarters office in Switzerland.

The Company expects this restructuring will result in a cumulative pre-tax charge to earnings of approximately $120 million, of which $119 million has been recorded through December 31, 2010. The total amounts the Company has recorded for each major type of cost associated with the restructuring plan are: (i) severance and employee benefits of $56 million for approximately 400 employees, (ii) accelerated depreciation and impairment of facility assets of $48 million, net of gains associated with the sale of certain assets, (iii) demolition and site clearing costs of $2 million, and (iv) other post closing costs of $13 million. Through December 31, 2010 the total after tax charge is $106 million.

Net cash outlays related to these actions are expected to be approximately $67 million. Through December 31, 2010 Cabot made cash payments of $55 million and expects to make cash payments of approximately $12 million during the remainder of fiscal 2011.

As of December 31, 2010 Cabot has $11 million of restructuring costs in accrued expenses in the consolidated balance sheet related to this plan.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

UNAUDITED

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

There were no transfers between Level 1 and Level 2, or transfers into or out of Level 3, during the first quarter of either fiscal 2011 or 2010.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and September 30, 2010. The derivatives presented in the table below are presented by derivative type, net of the legal right to offset derivative settlements by each counterparty:

	December 31, 2010	September 30, 2010
	Level 2 Inputs	Level 2 Inputs
	(Dollars in Millions)
Assets at fair value:
Guaranteed investment contract(1)	$14	$14
Derivatives relating to:
Interest rates(2)	4	5
Foreign currency(2)	1	—

Total assets at fair value	$19	$19

Liabilities at fair value:
Derivatives relating to foreign currency(2)	$35	$42

Total liabilities at fair value	$35	$42

(1)	Included in “Other assets” in the consolidated balance sheets.
(2)	Included in “Prepaid expenses and other current assets”, “Other assets”, “Accounts payable and accrued liabilities” and “Other liabilities” in the consolidated balance sheets.

During the three months ended December 31, 2010, there was no change to assets measured at fair value on a nonrecurring basis. During the three months ended December 31, 2009, Cabot’s management concluded that the carrying value of land related to a former carbon black location exceeded its fair value of $6 million based on a comparison of similar facilities in the region. Accordingly, the Company recorded an impairment charge of $2 million within cost of sales in the consolidated statement of operations to write this land down to its $6 million fair value during the three months ended December 31, 2009. The Company continues to conclude that its carrying value of $6 million continues to approximate its fair value as of December 31, 2010 and is included in other assets in the consolidated balance sheet.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

UNAUDITED

Note J. Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2010 and September 30, 2010 are as follows:

	December 31, 2010		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Assets:
Cash and cash equivalents	$388	388	$387	$387
Accounts and notes receivable	571	571	576	576
Derivative instruments	2	2	2	2
Liabilities:
Notes payable to banks	32	32	29	29
Accounts payable and accrued liabilities	402	402	447	447
Long-term debt—fixed rate	603	644	604	661
Long-term debt—floating rate	15	15	16	16
Capital lease obligations	3	3	3	3
Derivative instruments	32	32	39	39

At December 31, 2010 and September 30, 2010, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable to banks approximated carrying values due to the short-term nature of these instruments. The estimated fair values of available for sale marketable securities and derivative instruments are valued as described in Note I. The fair value of Cabot’s fixed rate long-term debt and capital lease obligations are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt approximate its fair value.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

UNAUDITED

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

By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot’s credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. The Company minimizes counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. As of December 31, 2010, the counterparties with which the Company has executed derivatives were rated between AA- and A+, inclusive, by Standard and Poor’s. Cabot’s exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed at December 31, 2010.

Interest Rate Risk Management

Cabot’s objective is to maintain a certain fixed-to-floating interest rate mix on the Company’s debt portfolio. Cabot enters into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. The following table provides details of the derivatives held as of December 31, 2010 and September 30, 2010 to manage interest rate risk.

		Notional Amount		Hedge
Description	Borrowing	December 31, 2010	September 30, 2010	Designation
Interest Rate Swap—Fixed to Variable	Eurobond (20% of $175 million)	USD 35 million	USD 35 million	Fair Value
Interest Rate Swap—Fixed to Variable	Medium Term Notes	USD 15 million	USD 15 million	Fair Value
Interest Rate Swap—Fixed to Variable	Medium Term Notes	USD 8 million	USD 8 million	Fair Value
Interest Rate Swap—Fixed to Variable	Medium Term Notes	USD 5 million	USD 5 million	Fair Value
Interest Rate Swap—Fixed to Variable	Medium Term Notes	USD 5 million	USD 5 million	Fair Value
Interest Rate Swap—Fixed to Variable	Medium Term Notes	USD 5 million	USD 5 million	Fair Value

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

Additionally, the Company has foreign currency exposure arising from its net investments in foreign operations. Cabot, from time to time, enters into cross-currency swaps to mitigate the impact of currency rate changes on the Company’s net investments.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

UNAUDITED

In certain situations where the Company has forecasted purchases under a long-term commitment denominated in a foreign currency, Cabot may enter into appropriate financial instruments in accordance with the Company’s risk management policy to hedge future cash flow exposures. The following table provides details of the derivatives held as of December 31, 2010 and September 30, 2010 to manage foreign currency risk.

		Notional Amount		Hedge Designation
Description	Borrowing	December 31, 2010	September 30, 2010
Cross Currency Swap	Eurobond (80% of $175 million)	USD 140 million swapped to EUR 124 million	USD 140 million swapped to EUR 124 million	No designation

Cross Currency Swap	Eurobond (20% of $175 million)	USD 35 million swapped to EUR 31 million	USD 35 million swapped to EUR 31 million	No designation

Forward Foreign Currency Contracts (1)	N/A	USD 17 million	USD 23 million	No designation

(1)	Cabot’s forward foreign exchange contracts are denominated primarily in the Argentine peso, Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Euro, and Japanese yen.

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

In order to limit variability in cost to Cabot’s European operations, the Company committed to current prices by entering into agreements to purchase CERs and to sell EUAs, which settle each December until 2012. The following table provides details of the derivatives held as of December 31, 2010 and September 30, 2010 to manage commodity risk.

	Net Buyer / Net Seller	Notional Amount		Hedge Designation
Description		December 31, 2010	September 30, 2010
CERs	Buyer	EUR 1 million	EUR 2 million	No designation

EUAs	Seller	EUR 1 million	EUR 2 million	No designation

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

UNAUDITED

Cash Flow Hedge

For cross currency swaps designated as cash flow hedges, the Company uses standard models with market-based inputs. The significant inputs to these models are interest rate curves for discounting future cash flows, and exchange rate curves of the foreign currency for translating future cash flows. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period earnings. At December 31, 2010 there were no open derivatives designated as cash flow hedges.

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

As of December 31, 2010, there were no open derivatives designated as net investment hedges. During the three months ended December 31, 2009, the Company’s derivative instrument, which swapped $20 million to JPY 2.5 billion, matured leading to a cash settlement payment of $7 million in that period. The cumulative loss related to this net investment hedge in other comprehensive income as of both December 31, 2010 and September 30, 2010 was $27 million.

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

For both the three months ended December 31, 2010 and 2009, for derivatives designated as hedges, the change in unrealized gains in accumulated other comprehensive income and the hedge ineffectiveness recognized in earnings was immaterial. Additionally, during this period, there were no gains or losses reclassified from accumulated other comprehensive income to earnings. During the three months ended December 31, 2010 and 2009, losses of $5 million and $3 million, respectively, were recognized in earnings as a result of the remeasurement to Euros of the $175 million bond held by one of Cabot’s European subsidiaries. These losses, which were recognized in earnings through other income within the consolidated statement of operations, were offset by gains of $4 million and $3 million, respectively, from Cabot’s cross currency swaps that are not designated as hedges, but which Cabot entered into to offset the foreign currency translation exposure on the debt. Additionally, during the three months ended December 31, 2010 and 2009, Cabot recognized in earnings through other income within the consolidated statement of operations gains of $3 million and $1 million, respectively, related to its foreign currency forward contracts, which were not designated as hedges.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

UNAUDITED

The following table provides the fair value and consolidated balance sheet presentations of derivative instruments by each derivative type, without regard to the legal right to offset derivative settlement by each counterparty

	Consolidated Balance Sheet Caption	December 31, 2010	September 30, 2010
		(Dollars in millions)
Fair Value of Derivative Instruments
Asset Derivatives
Derivatives designated as hedges
Interest rate(1)	Prepaid expenses and other current assets, Other assets, and Other liabilities	$4	$5

Total derivatives designated as hedges		$4	$5

Derivatives not designated as hedges
Foreign currency	Prepaid expenses and other current assets	$1	$—
Commodity contracts(2)	Prepaid expenses and other current assets, and Other assets	1	2

Total derivatives not designated as hedges		$2	$2

Total Asset Derivatives		$6	$7

Liability Derivatives
Derivatives not designated as hedges
Foreign currency(1)	Accounts payable and accrued liabilities, and Other liabilities	$35	$42
Commodity contracts(2)	Prepaid expenses and other current assets, and Other assets	1	2

Total derivatives not designated as hedges		$36	$44

Total Liability Derivatives		$36	$44

(1)

Contracts of $3 million and $4 million presented on a gross basis in this table at December 31, 2010 and September 30, 2010, respectively, have the legal right to offset against other types of contracts with a common counterparty and, therefore, are presented on a net basis in noncurrent “Other liabilities” in the consolidated balance sheet.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

UNAUDITED

Note L. Venezuela

Overview

Cabot owns 48% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of December 31, 2010 these subsidiaries carried the operating affiliate investment of $24 million, and held 20 million bolivars in cash and dividends receivable.

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

Fourth quarter of fiscal 2010

There were no opportunities to convert the subsidiaries’ bolivars through Venezuelan government, or government backed, bond offerings during the fourth quarter of fiscal 2010. The bolivar denominated assets held by the subsidiaries were valued at approximately $3 million as of September 30, 2010.

First quarter of fiscal 2011, and the subsequent period

In late October 2010, the Company was able to participate in a bond offering, repatriating approximately 4 million bolivars at a rate of 6.57 B/$, which resulted in an exchange loss of less than $1 million, recognized in the first quarter of fiscal 2011. While this indicates that there continue to be some government sanctioned processes available to convert bolivars to U.S. dollars at amounts other than the legally sanctioned two-tiered rate, management continues to believe that the CADIVI non-essentials rate of 4.30 B/$ is the rate at which it should remeasure its bolivar balances. Cabot still intends to convert substantially all bolivars held by the Venezuelan subsidiaries to U.S. dollars as soon as practical and continues to monitor for opportunities to convert its bolivars through Venezuelan government, or government backed, bond offerings.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

UNAUDITED

During the first quarter of fiscal 2011, the operating affiliate paid a dividend of 15 million bolivars to the subsidiaries, bringing the balance of bolivar denominated cash and dividends receivable held by the subsidiaries as of December 31, 2010 to 20 million.

On January 1, 2011 the essentials exchange rate was increased from 2.60 B/$ to 4.30 B/$, making the essentials rate equal to the non-essentials rate. This change does not impact Cabot’s consolidation of the entity as the non-essentials rate is used. However, the increase in the essentials rate may result in increased feedstock costs to the operating affiliate, which could impact sales volumes or margins.

Any future change in the CADIVI official rate or opening of additional parallel markets could lead the Company to use a different B/$ exchange rate and result in gains or losses on the bolivar denominated assets held by Cabot’s subsidiaries, which are valued at approximately $5 million as of December 31, 2010.

While the events relating to the parallel market, and official exchange rate movements did not have a material impact on Cabot’s operating affiliate, the Company continues to monitor developments in Venezuela and their potential impact on the operating affiliate. Cabot uses a discounted cash flow model to determine if investments are impaired. Critical considerations of the model include the profitability of the operating affiliate and Cabot’s ability to repatriate the affiliate’s earnings. Based on the profitability of the operating affiliate and uncertainty concerning the continuation of the current currency restrictions, as evidenced by the successful October 2010 bond transaction, Cabot does not believe that the investment in the operating affiliate is impaired.

Note M. Financial Information by Segment

Cabot is organized into four business segments: the Core Segment, which is further disaggregated for financial reporting purposes into the Rubber Blacks and Supermetals Businesses, the Performance Segment, the New Business Segment and the Specialty Fluids Segment. While the Chief Operating Decision Maker uses a number of performance measures to manage the performance of the segments and allocate resources to them, segment earnings before interest and taxes (“EBIT”) is the measure that is most consistently used and is, therefore, the measure presented in the table below.

	Core Segment
	Rubber Blacks Business	Supermetals Business	Performance Segment	New Business Segment	Specialty Fluids Segment	Segment Total	Unallocated and Other(1)	Consolidated Total
	(Dollars in millions)
Three Months Ended December 31
2010
Revenues from external customers(2)	442	59	190	20	17	728	25	753
Income (loss) from continuing operations before taxes(3)	38	22	30	(2)	6	94	(24)	70
2009
Revenues from external customers(2)	399	46	187	17	15	664	15	679
Income (loss) from continuing operations before taxes(3)	43	6	34	(3)	5	85	(43)	42

(1)

Beginning with the third quarter of fiscal 2010, management no longer allocates its corporate adjustment for unearned revenue to its segments. Therefore, unearned revenue and cost of sales related to unearned revenue, which in prior periods had been allocated to segment net sales and other operating revenues and segment EBIT, have been reclassified to “Unallocated and other.” Prior periods have been recast to conform to the new allocation. This change had an immaterial impact on segment EBIT for all periods presented.

(2)

Unallocated and other reflects royalties paid by equity affiliates, external shipping and handling fees, and other operating revenues, which includes the impact of the corporate adjustment for unearned revenue.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

UNAUDITED

(3)

Unallocated and Other includes certain items and eliminations that are not allocated to the operating segments. Management does not consider these items necessary for an understanding of the operating results of these segments and such amounts are excluded in the segment reporting to the Chief Operating Decision Maker. Income (loss) from continuing operations before taxes that are categorized as Unallocated and Other includes:

	Three Months Ended December 31
	2010	2009
	(Dollars in millions)
Interest expense	$(10)	$(9)
Certain items(a)	(4)	(17)
Equity in net income of affiliated companies(b)	(3)	(3)
Unallocated corporate costs(c)	(10)	(11)
Foreign currency transactions and other income (losses), net(d)	3	(3)

Total	$(24)	$(43)

(a)

Certain items consist of amounts that are not included in segment EBIT. Certain items for the three months ended December 31, 2010 are primarily related to charges of $4 million for closure of the Grigno, Italy facility discussed in Note H. Certain items for the three months ended December 31, 2009 included charges of $15 million related to the 2009 Global Restructuring Plan discussed in Note H, a $2 million long-lived asset impairment of land related to a former carbon black site discussed in Note I, and $1 million for environmental reserves. These charges were offset by $1 million recovered from an investment that was previously impaired.

(b)	Equity in net income of affiliated companies is included in segment EBIT and is removed from Unallocated and Other to reconcile to segment EBIT.

(c)	Unallocated corporate costs are not controlled by the segments and primarily benefit corporate interests.

(d)

Foreign currency transactions and other income (losses), net consists principally of foreign currency transactions, net of other foreign currency risk management activities, and the profit related to the corporate adjustment for unearned revenue.

The Performance Segment is comprised of the Performance Products and Fumed Metal Oxides Businesses. The net sales from each of these businesses for the three months ended December 31, 2010 and 2009 are as follows:

	Three Months Ended December 31
	2010	2009
	(Dollars in millions)
Performance Products Business	$132	$126
Fumed Metal Oxides Business	58	61

Total Performance Segment	$190	$187

The New Business Segment is comprised of the Inkjet Colorants and the Aerogel Businesses and the business development activities of Cabot Superior MicroPowders (“CSMP”). The net sales from each of these businesses for the three months ended December 31, 2010 and 2009 are as follows:

	Three Months Ended December 31
	2010	2009
	(Dollars in millions)
Inkjet Colorants Business	$14	$14
Aerogel Business	3	2
CSMP	3	1

Total New Business Segment	$20	$17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue Recognition and Accounts Receivable

We recognize revenue when persuasive evidence of a sales arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable. We generally are able to ensure that products meet customer specifications prior to shipment. If we are unable to determine that the product has met the specified objective criteria prior to shipment or if title has not transferred because of sales terms, the revenue is considered “unearned” and is deferred until the revenue recognition criteria are met.

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

	Three Months Ended December 31
	2010	2009 (1)

Core Segment
Rubber Blacks Business	61%	60%
Supermetals Business	8%	7%
Performance Segment	26%	28%
New Business Segment	3%	3%
Specialty Fluids Segment	2%	2%

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

We maintain allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the first quarter of fiscal 2011 and 2010 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

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

As of December 31, 2010, our goodwill balance is allocated between three reporting units: Rubber Blacks, $26 million, Fumed Metal Oxides, $11 million, and New Business, $1 million. There have been no goodwill impairment charges during the periods presented in these financial statements.

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

Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, short-term and long-term debt, and derivative instruments. The carrying values of our financial instruments approximate fair value with the exception of our long-term debt that has not been designated as part of a fair value hedge. The non-hedged long-term debt is recorded at face value. The fair values of our financial instruments are based on quoted market prices, if such prices are available. In situations where quoted market prices are not available, we rely on valuation models to derive fair value. For interest rate swaps and cross currency swaps, we use standard models with market-based inputs. The significant inputs to these models are interest rate curves for discounting future cash flows. In determining the fair value of the commodity derivatives, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. Such valuation takes into account the ability of the financial counterparty to perform. We use derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates and foreign currency exchange rates, which exist as part of our on-going business operations. We do not enter into contracts for speculative purposes, nor do we hold or issue any financial instruments for trading purposes. All financial instruments are recognized on our consolidated balance sheets at fair value. The changes in the fair value of derivatives are recorded in either earnings or other comprehensive income, depending on whether or not the instrument is designated as part of a hedge transaction and, if designated as part of a hedge transaction, the type of hedge transaction. The gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings during the period in which the ineffectiveness occurs.

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

Assets and liabilities measured at fair value, including assets that are part of our defined benefit pension plans, are classified in the fair value hierarchy based on the inputs used for valuation. Assets that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued based on quoted prices for similar assets or liabilities in active markets, or standard pricing models using observable inputs are classified as Level 2. As of December 31, 2010, we have no assets or liabilities carried at fair value that are valued using unobservable inputs and, therefore, no assets or liabilities that are classified as Level 3. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to our total equity, as of December 31, 2010.

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

We record our tax provision or benefit on an interim basis using an estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period. Losses from jurisdictions for which no benefit can be recognized and the income tax effects of unusual or infrequent items are excluded from the estimated annual effective tax rate and are recognized in the impacted interim period as discrete items. The estimated annual effective tax rate may be significantly impacted by nondeductible expenses and our projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period when such estimates are revised.

Valuation allowances are provided against all or some of the future tax benefits that arise from the losses in jurisdictions where we believe that we have a 50% or less chance of utilizing the benefit in the future. We have established valuation allowances against a variety of deferred tax assets, including net operating loss carry-forwards, foreign tax credits, and other income tax credits. Valuation allowances take into consideration our ability to use these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. Our ability to utilize these deferred tax assets is dependent on achieving our forecast of future taxable operating income over an extended period of time. We review our forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our net deferred tax assets. An increase in a valuation allowance would result in additional income tax expense and lower stockholders’ equity, and could have a significant impact on our earnings in future periods. The release of valuation allowances in periods when these tax attributes become realizable would reduce our effective tax rate.

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

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $95 million and $98 million higher as of December 31, 2010 and September 30, 2010, respectively. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales, thereby reducing our profitability. If, however, we were using a FIFO method, our purchases from earlier periods, which were at lower prices, would instead be the first charged to cost of sales, thereby increasing our profitability.

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

During the three months ended December 31, 2010 and 2009, inventory quantities were reduced at our U.S. Supermetals site causing a liquidation of LIFO inventory quantities carried at lower costs that were prevailing in prior years when compared to the current year prices. These reductions resulted in a decrease in cost of goods sold of $6 million and $3 million and an increase in net income of $4 million ($0.06 per diluted common share) and $2 million ($0.03 per diluted common share) for the three months ended December 31, 2010 and 2009, respectively.

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

Results of Operations

Non-GAAP Financial Measures

The following discussion of results includes information about our reportable segment sales and segment (or business) operating earnings before interest and tax (“EBIT”). Total segment EBIT is a non-GAAP financial measure and is not intended to replace income from operations before income taxes and equity in net income of affiliated companies, the most directly comparable GAAP financial measure. In calculating segment EBIT we exclude certain items, meaning items that are considered by management to be unusual and not representative of segment results. In addition, in calculating segment EBIT we include equity in net income of affiliated companies, royalties paid by equity affiliates and earnings attributable to noncontrolling interests but exclude interest expense, foreign currency transaction gains and losses, interest income, dividend income, unearned revenue and unallocated corporate costs. Our Chief Operating Decision-Maker uses segment EBIT to evaluate changes in the operating results of each segment and to allocate resources to the segments. We believe that this non-GAAP measure also assists our investors in evaluating the changes in our results and performance. A reconciliation of segment EBIT to income from operations is set forth within this section.

Definition of Terms

The term “LIFO comparison” includes two factors: (i) the impact of current inventory costs being recognized immediately in cost of goods sold (“COGS”) under a last-in first-out (“LIFO”) method, compared to the older costs that would have been included in COGS under a first-in first-out (“FIFO”) method (“COGS impact”); and (ii) the impact of reductions in inventory quantities, causing historical inventory costs to flow through COGS (“liquidation impact”).

The term “quarterly operating tax rate” represents the tax rate on our recurring operating results. This rate excludes discrete tax items, which are unusual or infrequent items that are excluded from the estimated annual effective tax rate and other tax items, including the impact of the timing of losses in certain jurisdictions, cumulative rate adjustment and the impact of certain items on both operating income and tax provision.

The term “product mix” refers to the various types and grades, or mix, of products sold in a particular business or segment during the period, and the positive or negative impact of that mix on the revenue or profitability of the business or segment.

Overview

During the first quarter of fiscal 2011, earnings increased compared to the first quarter of fiscal 2010. The increase was principally driven by higher unit margins that resulted from price increases, a favorable product mix and more efficient utilization of our manufacturing platform. The higher unit margins more than offset higher maintenance costs and increased spending to support our growth in emerging markets. Global volumes increased modestly from continued demand growth, particularly in emerging regions. The Supermetals Business saw a substantial increase in EBIT driven by actions over the past two years to increase margins by reducing costs and transitioning to a more favorable product mix. During the first quarter of fiscal 2011 we maintained our cash and liquidity position due to strong operating results that offset higher capital expenditures and a working capital increase principally from the pay down of year end corporate accruals.

First Quarter Fiscal 2011 versus First Quarter Fiscal 2010—Consolidated

Net Sales and Gross Profit

	Three Months Ended December 31
	2010	2009
	(Dollars in millions)
Net sales and other operating revenues	$753	$679
Gross profit	$158	$136

The $74 million increase in net sales from the first quarter of fiscal 2010 to the first quarter of fiscal 2011 was due primarily to higher prices and a favorable product mix (combined $53 million impact) and higher volumes ($16 million).

Our gross profit was 21% of net sales in the first quarter of fiscal 2011, compared to 20% in the same period of fiscal 2010, with gross profit increasing by $22 million year over year. The increase was principally driven by higher unit margins and modestly higher volumes, partially offset by higher maintenance costs and spending to support our growth.

Selling and Administrative Expenses

	Three Months Ended December 31
	2010	2009
	(Dollars in millions)
Selling and administrative expenses	$64	$67

Selling and administrative expenses decreased by $3 million in the first quarter of fiscal 2011 when compared to the same quarter of fiscal 2010. The decrease was principally driven by lower charges related to restructuring activities in the first quarter of fiscal 2011 when compared to the same period of fiscal 2010.

Research and Technical Expenses

	Three Months Ended December 31
	2010	2009
	(Dollars in millions)
Research and technical expenses	$17	$18

Research and technical expenses in the first quarter of fiscal 2011 were consistent with those in the first quarter of fiscal 2010 as we maintained our investment in new product and process development opportunities across our businesses.

Interest and Dividend Income, Interest Expense and Other Income

	Three Months Ended December 31
	2010	2009
	(Dollars in millions)
Interest and dividend income	$1	$—
Interest expense	$10	$9
Other income	$2	$—

Interest and dividend income increased by $1 million in the first quarter of fiscal 2011 when compared to the same period last year due to higher invested cash balances in the first quarter of fiscal 2011.

Interest expense remained constant in the first quarter of fiscal 2011 when compared to the same period of fiscal 2010 due to similar debt levels year over year. Interest rate changes had little effect on our interest expense as we have a high proportion of fixed rate debt.

Other income increased by $2 million in the first quarter of fiscal 2011 when compared to same fiscal quarter of 2010. The increase is principally driven by foreign currency transaction gains.

Benefit (provision) for income taxes

	Three Months Ended December 31
	2010	2009
	(Dollars in millions)
Benefit (provision) for income taxes	$6	$(11)

During the first quarter of fiscal 2011, we recorded a tax benefit of $6 million. This amount included net tax benefits of $23 million from the repatriation of high tax dividends in response to recent changes in U.S. tax legislation and $2 million from the renewal of the U.S. research and experimentation (“R&E”) credit. The quarterly operating tax rate for the first quarter of 2011 was approximately 26%. In the first quarter of fiscal 2010, we recorded an income tax provision of $11 million. This included net tax benefits of $1 million from audit settlements and a $1 million charge primarily attributable to the timing of losses in certain locations. The quarterly operating tax rate for the first quarter of fiscal 2010 was approximately 25%.

We are currently under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2011, which may impact our tax expense and effective tax rate going forward. Excluding the impact of discrete tax items and certain items, we expect our tax rate for fiscal 2011 to be between 25% and 27%, which compares to 27% in fiscal 2010.

Equity in Net Income of Affiliated Companies and Net Income Attributable to Noncontrolling Interests

	Three Months Ended December 31
	2010	2009
	(Dollars in millions)
Equity in net income of affiliated companies	$3	$3
Net income attributable to noncontrolling interests	$5	$5

Equity in net income of affiliated companies for the first quarter of fiscal 2011 was consistent with that in the first quarter of fiscal 2010 as earnings of our affiliates remained stable.

Noncontrolling interest in net income is the means by which the minority shareholders’ portion of the income in our consolidated joint ventures is removed from our consolidated statement of operations. For the first quarter of fiscal 2011, net income attributable to noncontrolling interests was stable when compared to the same period of fiscal 2010 as our joint venture operations maintained their profitability levels year over year.

Net Income Attributable to Cabot Corporation

In the first quarter of fiscal 2011, we reported net income attributable to Cabot Corporation of $75 million ($1.13 per diluted common share). This is compared to $29 million ($0.44 per diluted common share) in the first quarter of fiscal 2010.

First Quarter Fiscal 2011 versus First Quarter Fiscal 2010—By Business Segment

Total segment EBIT, certain items, other unallocated items and income from continuing operations before taxes for the first fiscal quarter of 2011 and 2010 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note M of our Consolidated Financial Statements.

	Three Months Ended December 31
	2010	2009
	(Dollars in millions)
Total segment EBIT	$94	$85

Certain items	(4)	(17)
Other unallocated items	(20)	(26)

Income from continuing operations before taxes	$70	$42

In the first quarter of fiscal 2011, total segment EBIT increased by $9 million when compared to the same period of fiscal 2010. The increase was principally driven by higher unit margins ($17 million) as higher prices and a favorable product mix more than offset higher carbon black raw material costs. The benefit of higher volumes ($9 million) was offset by higher maintenance costs and spending to support our growth in emerging markets ($9 million combined). Revenues associated with the achievement of certain milestones in our Cabot Elastomer Composites business that were recognized in the first quarter of fiscal 2010 did not recur in the same period of fiscal 2011, unfavorably affecting the comparison by $5 million.

Certain Items

Details of the certain items for the first quarter of fiscal 2011 and 2010 are as follows:

	Three Months Ended December 31
	2010	2009
	(Dollars in millions)
Environmental reserves and legal settlements	$—	$(1)
Recovery of previously impaired investments	—	1
Long-lived asset impairment	—	(2)
Restructuring initiatives:
2009 Global Restructuring Plan	—	(15)
Closure of the Grigno, Italy facility	(4)	—

Total certain items, pre-tax	$(4)	$(17)

In the first quarter of fiscal 2011, $4 million, pre-tax, of charges principally related to restructuring initiatives were recorded as certain items. In the same period of fiscal 2010, $17 million, pre-tax, of charges principally related to restructuring initiatives were recorded as certain items.

Other Unallocated Items

	Three Months Ended December 31
	2010	2009
	(Dollars in millions)
Interest expense	$(10)	$(9)
Equity in net income of affiliated companies	(3)	(3)
Unallocated corporate costs	(10)	(11)
Foreign currency transaction gains (losses) and other	3	(3)

Total other unallocated items	$(20)	$(26)

Core Segment

Sales and EBIT for the Rubber Blacks and Supermetals Businesses, which together comprise the Core Segment, for the first quarter of fiscal 2011 and 2010 are as follows:

	Three Months Ended December 31
	2010	2009
	(Dollars in millions)
Rubber Blacks Business Sales	$442	$399
Supermetals Business Sales	59	46

Total Sales	$501	$445

Rubber Blacks Business EBIT	$38	$43
Supermetals Business EBIT	22	6

Total EBIT	$60	$49

Rubber Blacks Business

In first quarter of fiscal 2011, sales in the Rubber Blacks Business increased by $43 million when compared to the first quarter of fiscal 2010. The increase was principally driven by higher prices and a favorable product mix (combined $42 million impact) and higher volumes ($8 million). Revenues associated with the achievement of certain milestones in our Cabot Elastomer Composites business that were recognized in the first quarter of fiscal 2010 did not recur in the first quarter of fiscal 2011, unfavorably affecting the comparison by $5 million. Globally, volumes increased by 2% in the first quarter of fiscal 2011 when compared to the first quarter of fiscal 2010. Regionally, volumes in North America increased by 9%, China increased by 6%, Japan increased by 4% and the Europe, Middle East and Africa region increased by 2%, while volumes in South America were flat. Volumes in South and Southeast Asia decreased by 14% in the first quarter of fiscal 2011 when compared to the same period last year due to the impact on our capacity from asset restructuring actions we undertook during fiscal 2010.

EBIT in the Rubber Blacks Business decreased by $5 million in the first quarter of fiscal 2011 when compared to the same period of fiscal 2010. The decrease was principally driven by revenues recognized in our Cabot Elastomer Composites business in the first quarter of fiscal 2010 that did not recur in the first quarter of fiscal 2011 ($5 million). Excluding this effect, unit margins increased by $9 million as higher prices and a favorable product mix more than offset higher raw material costs. Additionally, higher volumes benefited results by $3 million. These factors were partially offset by higher maintenance costs and increased spending to support our growth in emerging markets ($11 million combined).

Supermetals Business

Sales in the Supermetals Business in the first quarter of fiscal 2011 increased by $13 million when compared to the first quarter of fiscal 2010. The increase was driven principally by higher volumes ($7 million), principally from the timing of shipments to certain customers, along with higher prices and a favorable product mix (combined $5 million impact).

In the first quarter of fiscal 2011, EBIT in the Supermetals Business increased by $16 million relative to the same period of fiscal 2010. The increase was driven by higher prices and a favorable product mix (combined $5 million impact) and lower costs. The lower costs were comprised of lower fixed manufacturing costs ($3 million) and lower average raw material costs ($4 million), which included a favorable LIFO liquidation impact. Additionally, the business experienced higher volumes ($3 million), principally from the timing of shipments to certain customers.

Performance Segment

Sales and EBIT for the Performance Segment for the first quarter of fiscal 2011 and 2010 are as follows:

	Three Months Ended December 31
	2010	2009
	(Dollars in millions)
Performance Products Business Sales	$132	$126
Fumed Metal Oxides Business Sales	58	61

Segment Sales	$190	$187

Segment EBIT	$30	$34

In the first quarter of fiscal 2011, sales for the Performance Segment increased by $3 million when compared to the first quarter of fiscal 2010. The increase was principally driven by higher prices and a favorable product mix ($6 million combined impact) and slightly higher volumes ($1 million). These factors were partially offset by an unfavorable foreign currency translation impact ($5 million). During the first quarter of fiscal 2011, volumes in Performance Products increased by 1% when compared to the same period of fiscal 2010 and Fumed Metal Oxides volumes were flat.

EBIT in the Performance Segment decreased by $4 million in the first quarter of fiscal 2011 when compared to the same period of fiscal 2010. Higher prices and a favorable product mix resulted in increased unit margins ($3 million) in the first quarter of fiscal 2011 when compared to the same period of fiscal 2010. This was more than offset by higher maintenance costs and increased spending to support our growth ($5 million combined impact) and an unfavorable LIFO comparison ($2 million).

New Business Segment

Sales and EBIT for the New Business Segment for the first quarter of fiscal 2011 and 2010 are as follows:

	Three Months Ended December 31
	2010	2009
	(Dollars in millions)
Inkjet Colorants Business Sales	$14	$14
Aerogel Business Sales	3	2
Superior MicroPowders Sales	3	1

Segment Sales	$20	$17

Segment EBIT	$(2)	$(3)

Sales in the New Business Segment increased by $3 million in the first quarter of fiscal 2011 when compared to the first quarter of fiscal 2010, with commercial revenue increases in the Aerogel Business and in Superior MicroPowders. Net losses in the New Business Segment for the first quarter of fiscal 2011 improved by $1 million when compared to the same period of fiscal 2010, principally as a result of the higher revenues.

Specialty Fluids Segment

Sales and EBIT for the Specialty Fluids Segment for the first quarter of fiscal 2011 and 2010 are as follows:

	Three Months Ended December 31
	2010	2009
	(Dollars in millions)
Segment Sales	$17	$15

Segment EBIT	$6	$5

During the first quarter of fiscal 2011, sales in the Specialty Fluids Segment were $2 million higher than in the first quarter of fiscal 2010 due to higher sales volumes. These higher sales volumes also drove a $1 million increase in EBIT for the first quarter of fiscal 2011 when compared to the same period of fiscal 2010.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, was relatively flat during the first quarter of fiscal 2011. Strong cash flows from operations in the first quarter of fiscal 2011 were largely offset by cash used for capital expenditures and dividends paid to our shareholders. At December 31, 2010, we had cash and cash equivalents of $388 million and current availability under our revolving credit agreement and other committed credit facilities of approximately $424 million. Our revolving credit agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. As of December 31, 2010, we were in compliance with all of our debt covenants, which include interest coverage, debt-to-EBITDA and subsidiary debt to total capitalization ratios.

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

Cash Flows from Operating Activities

Cash flows from operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, provided $40 million in the first quarter of fiscal 2011 compared to a use of $32 million during the same time period of fiscal 2010. Cash generated from operating activities in the first quarter of fiscal 2011 was driven primarily by net income of $80 million plus $35 million of depreciation and amortization partially offset by $22 million of non-cash tax benefits and $46 million of payments related to fiscal 2010 year end accounts payable and accrued liabilities balances.

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

In addition to the items noted above, the following elements of operations have had or will have a bearing on operating cash flows:

Restructurings—As of December 31, 2010, we had $15 million of total restructuring costs in accrued expenses in the consolidated balance sheet related to our 2009 global restructuring plan and the closures of our Thane, India and Grigno, Italy manufacturing facilities. We made cash payments of $7 million during the first quarter of fiscal 2011 related to these restructuring plans. We expect to make cash payments related to these restructuring activities of approximately $18 million during the remainder of fiscal 2011 and $1 million thereafter. These cash payments include the $15 million accrued in the consolidated balance sheet as of December 31, 2010.

Environmental and Litigation Matters—We have a $7 million reserve on both a discounted and undiscounted basis as of December 31, 2010 for environmental remediation costs at various sites. These sites are primarily associated with businesses divested in prior years. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Additionally, as of December 31, 2010 we have recorded a $14 million reserve on a discounted basis ($19 million on an undiscounted basis) for respirator claims. These expenditures will also be spread over a long period of time. We also have other litigation costs arising in the ordinary course of business. These include claims filed against us related to our divested businesses, including claims asserting liability as the result of exposure to beryllium.

We expect cash on hand and cash provided from operations will be adequate to fund any cash requirements relating to restructuring, environmental and pending litigation matters.

Venezuela

Overview

We own 48% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of December 31, 2010 these subsidiaries carried the operating affiliate investment of $24 million, and held 20 million bolivars in cash and dividends receivable.

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

Fourth quarter of fiscal 2010

There were no opportunities to convert our subsidiaries’ bolivars through Venezuelan government, or government backed, bond offerings during the fourth quarter of fiscal 2010. The bolivar denominated assets held by our subsidiaries were valued at approximately $3 million as of September 30, 2010.

First quarter of fiscal 2011, and the subsequent period

In late October, 2010 we were able to participate in a bond offering, repatriating approximately 4 million bolivars at a rate of 6.57 B/$, which resulted in an exchange loss of less than $1 million during the first quarter of fiscal 2011. While this indicates that there continue to be some government sanctioned processes available to convert bolivars to U.S. dollars at amounts other than the legally sanctioned two-tiered rate, we continue to believe that the CADIVI non-essentials rate of 4.30 B/$ is the rate at which we should remeasure our bolivar balances. We still intend to convert substantially all bolivars held by our Venezuelan subsidiaries to U.S. dollars as soon as practical and we continue to monitor for opportunities to convert their bolivars through Venezuelan government, or government backed, bond offerings.

During the first quarter of 2011, the operating affiliate paid a dividend of 15 million bolivars to our subsidiaries, bringing the balance of bolivar denominated cash and dividend receivable held by our subsidiaries as of December 31, 2010 to 20 million.

On January 1, 2011 the essentials exchange rate was increased from 2.60 B/$ to 4.30 B/$, making the essentials rate equal to the non-essentials rate. This change does not impact the consolidation of the entity as we use the non-essentials rate, however the increase in the essentials rate may result in increased feedstock costs of the operating affiliate, which could impact sales volumes or margins.

Any future change in the CADIVI official rate or opening of additional parallel markets could lead us to use a different B/$ exchange rate and result in gains or losses on our bolivar denominated assets held by our subsidiaries, which are valued at approximately $5 million as of December 31, 2010.

Cash Flows from Investing Activities

Cash flows from investing activities were primarily driven by capital expenditures and consumed $30 million of cash in the first quarter of fiscal 2011 compared to $15 million in the first quarter of fiscal 2010. Capital expenditures in the first quarter of fiscal 2011 of $31 million were primarily related to maintenance replacement capital for our operating facilities and investments in energy recovery technology.

During the first three months of fiscal 2010, capital expenditures of $13 million primarily related to maintenance and replacement capital for our rubber blacks facilities.

Capital expenditures for the remainder of fiscal 2011 are expected to be approximately $220 million, primarily for investments in energy related projects and capacity expansion as well as higher spending for ongoing maintenance replacement capital.

Cash Flows from Financing Activities

Financing activities consumed $10 million of cash in the first quarter of fiscal 2011 compared to $12 million in the first quarter of fiscal 2010. In each of these periods, financing cash flows were primarily driven by dividend payments made to our shareholders of $12 million.

Purchase Commitments

We have entered into long-term purchase agreements primarily for the purchase of raw materials and natural gas. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at December 31, 2010.

	Payments Due by Fiscal Year
	Remainder of fiscal 2011	2012	2013	2014	2015	Thereafter	Total
	(Dollars in millions)
Core Segment:
Rubber Blacks Business	$218	$218	$189	$144	$142	$1,095	$2,006
Supermetals Business	12	15	13	5	—	—	45
Performance Segment	19	21	20	21	20	186	287
New Business Segment	—	1	—	—	—	—	1

Total	$249	$255	$222	$170	$162	$1,281	$2,339

Off-balance sheet arrangements

Cabot has no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations concerning the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with the closing of our manufacturing facilities in Thane, India and Grigno, Italy and our 2009 restructuring initiative; the amount and timing of payments associated with environmental remediation and respirator claims; the outcome of pending litigation and environmental matters; our expected tax rate for fiscal 2011; cash requirements and uses of available cash; and our ability to meet cash requirements for the foreseeable future.

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

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in the forward-looking statements: changes in raw material costs; lower than expected demand for our products; the loss of one or more of our important customers; our inability to complete capacity expansions as planned; our failure to develop new products or to keep pace with technological developments; fluctuations in currency exchange rates; patent rights of others; stock and credit market conditions; the timely commercialization of products under development (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); our ability to successfully implement our cost reduction initiatives and organizational restructurings; demand for our customers’ products; competitors’ reactions to market conditions; the accuracy of the assumptions we used in establishing a reserve for our share of liability for respirator claims; and the outcome of pending litigation. Other factors and risks are discussed in our 2010 10-K.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures we make on related subjects in future 10-K, 10-Q and 8-K reports filed with the Securities and Exchange Commission.

IV. Recently Issued Accounting Pronouncements – Not Yet Adopted

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended December 31, 2010 does not differ materially from that discussed under Item 7A of our 2010 10-K.

Item 4.	Controls and Procedures

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item I.	Legal Proceedings

Environmental Proceedings

In June 2009, Cabot received an information request from the United States Environmental Protection Agency (“EPA”) regarding Cabot’s carbon black manufacturing facility in Pampa, Texas. The information request relates to the Pampa facility’s compliance with certain regulatory and permitting requirements under the Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. EPA has indicated that this information request is part of an EPA national initiative focused on the U.S. carbon black manufacturing sector. Cabot responded to EPA’s information request in August 2009 and is in discussions with EPA. Based upon how EPA has handled similar NSR initiatives with other industrial sectors, it is anticipated that EPA will require Cabot to employ additional technology control devices or approaches with respect to emissions at certain facilities and/or seek a civil penalty from Cabot.

Respirator Liabilities

We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. As more fully described in our 2010 10-K, our respirator liabilities involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are claimed to have been negligently designed or labeled.

As of both December 31, 2010 and September 30, 2010, there were approximately 45,000 claimants in pending cases asserting claims against AO in connection with respiratory products. We have a reserve to cover our expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2062. At December 31, 2010 and September 30, 2010, the reserve was $14 million and $15 million, respectively, on a discounted basis ($19 million and $20 million on an undiscounted basis, respectively). Cash payments related to this liability were $1 million and less than $1 million in the first quarter of fiscal 2011 and 2010, respectively.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our 2010 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended December 31, 2010:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2010 – October 31, 2010	2,378	$33.77	—	4,311,122
November 1, 2010 – November 30, 2010	15,610	$35.54	—	4,311,122
December 1, 2010 – December 31, 2010	13,802	$10.37	—	4,311,122

Total	31,790		—

(1)	On May 11, 2007, we publicly announced that the Board of Directors authorized us to repurchase five million shares of our common stock on the open market or in privately negotiated transactions. On September 14, 2007, the Board of Directors increased the share repurchase authorization to 10 million shares (the “2007 Authorization”). This authority does not have a set expiration date. We did not repurchase any shares under the 2007 Authorization during the first quarter of fiscal 2011.

In addition to the 2007 Authorization, in certain circumstances the Board has authorized us to repurchase shares of restricted stock from employees after such shares vest to satisfy tax withholding obligations and certain associated loan repayment liabilities. The shares are repurchased from employees at fair market value. During the first quarter of fiscal 2011, we repurchased 22,060 shares from employees under this authorization.

From time to time, we also repurchase shares of unvested restricted stock from employees whose employment is terminated before such shares vest. These shares are repurchased pursuant to the terms of our equity incentive plans and are not included in the shares repurchased under the authorizations described above. During the first quarter of fiscal 2011, we repurchased 9,730 forfeited shares pursuant to the terms of our equity incentive plans. The purchase price for these repurchased shares was the employee’s original purchase price for the stock, which under the terms of the long-term incentive compensation program in place at the time these shares were issued was an amount equal to 30% of the fair market value of the purchased shares on the date of grant. The average price per share paid for these forfeited shares was $9.61.

Item 6.	Exhibits

The following Exhibits are filed herewith:

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS**	XBRL Instance Document.

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB**	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

*	filed herewith
**	furnished herewith

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three months ended December 31, 2010 and 2009; (ii) the Consolidated Balance Sheets at December 31, 2010 and September 30, 2010; (iii) the Consolidated Statement of Cash Flows for the three months ended December 31, 2010 and 2009; (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the three months ended December 31, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements, December 31, 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: February 9, 2011	By:	/S/ EDUARDO E. CORDEIRO
Eduardo E. Cordeiro
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: February 9, 2011	By:	/S/ JAMES P. KELLY
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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three months ended December 31, 2010 and 2009; (ii) the Consolidated Balance Sheets at December 31, 2010 and September 30, 2010; (iii) the Consolidated Statement of Cash Flows for the three months ended December 31, 2010 and 2009; (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the three months ended December 31, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements, December 31, 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.