Form 10-Q
period 2011-03-31
CABOT CORP
filed 2011-05-10
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of April 29, 2011 the Company had 65,571,648 shares of Common Stock, par value $1 per share, outstanding.

CABOT CORPORATION INDEX

Part I.    Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31		Six Months Ended March 31
	2011	2010	2011	2010
	(In millions, except per share amounts)
Net sales and other operating revenues	$791	$712	$1,544	$1,391
Cost of sales	630	572	1,225	1,115

Gross profit	161	140	319	276
Selling and administrative expenses	64	61	128	128
Research and technical expenses	19	19	36	37

Income from operations	78	60	155	111
Interest and dividend income	—	—	1	—
Interest expense	(10)	(11)	(20)	(20)
Other income (expense)	4	(4)	6	(4)

Income from continuing operations before income taxes and equity in net income of affiliated companies	72	45	142	87
(Provision) benefit for income taxes	(17)	1	(11)	(10)
Equity in net income of affiliated companies	1	1	4	4

Net income from continuing operations	56	47	135	81
Income from discontinued operations, net of tax	—	—	1	—

Net income	56	47	136	81
Net income attributable to noncontrolling interests	5	4	10	9

Net income attributable to Cabot Corporation	$51	$43	$126	$72

Weighted-average common shares outstanding, in millions:
Basic	64	64	64	64

Diluted	65	64	65	64

Income per common share:
Basic:
Income from continuing operations attributable to Cabot Corporation	$0.77	$0.66	$1.89	$1.10
Income from discontinued operations	—	—	0.02	—

Net income attributable to Cabot Corporation	$0.77	$0.66	$1.91	$1.10

Diluted:
Income from continuing operations attributable to Cabot Corporation	$0.76	$0.65	$1.87	$1.09
Income from discontinued operations	—	—	0.02	—

Net income attributable to Cabot Corporation	$0.76	$0.65	$1.89	$1.09

Dividends per common share	$0.18	$0.18	$0.36	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	March 31, 2011	September 30, 2010
	(In millions)
Current assets:
Cash and cash equivalents	$366	$387
Accounts and notes receivable, net of reserve for doubtful accounts of $5 and $4	621	576
Inventories:
Raw materials	151	121
Work in process	10	38
Finished goods	229	178
Other	37	36

Total inventories	427	373
Prepaid expenses and other current assets	83	72
Deferred income taxes	33	30

Total current assets	1,530	1,438

Property, plant and equipment	3,054	2,943
Accumulated depreciation and amortization	(2,060)	(1,968)

Net property, plant and equipment	994	975

Goodwill	39	39
Equity affiliates	57	61
Intangible assets, net of accumulated amortization of $12 and $12	4	4
Assets held for rent	42	40
Deferred income taxes	258	245
Other assets	90	84

Total assets	$3,014	$2,886

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	March 31, 2011	September 30, 2010
	(In millions, except share and per share amounts)
Current liabilities:
Notes payable to banks	$57	$29
Accounts payable and accrued liabilities	413	447
Income taxes payable	27	34
Deferred income taxes	6	6
Current portion of long-term debt	17	23

Total current liabilities	520	539

Long-term debt	588	600
Deferred income taxes	6	6
Other liabilities	333	324
Commitments and contingencies (Note E)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value Issued and Outstanding : None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value Issued: 65,595,421 and 65,429,916 shares Outstanding: 65,561,751 and 65,370,220 shares	66	65
Less cost of 33,670 and 59,696 shares of common treasury stock	(1)	(2)
Additional paid-in capital	60	46
Retained earnings	1,227	1,125
Deferred employee benefits	(17)	(20)
Accumulated other comprehensive income	108	88

Total Cabot Corporation stockholders’ equity	1,443	1,302
Noncontrolling interests	124	115

Total stockholders’ equity	1,567	1,417

Total liabilities and stockholders’ equity	$3,014	$2,886

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended March 31
	2011	2010
	(In millions)
Cash Flows from Operating Activities:
Net income	$136	$81
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	70	67
Deferred tax provision	(18)	(2)
Impairment charges	—	2
Loss on sale of property, plant and equipment	1	5
Equity in net income of affiliated companies	(4)	(4)
Non-cash compensation	12	16
Other non-cash items, net	4	(1)
Changes in assets and liabilities:
Accounts and notes receivable	(32)	(89)
Inventories	(46)	(22)
Prepaid expenses and other current assets	(12)	(14)
Accounts payable and accrued liabilities	(46)	(32)
Income taxes payable	(5)	(7)
Other liabilities	(5)	2
Cash dividends received from equity affiliates	3	6
Other	—	4

Cash provided by operating activities	58	12

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(72)	(31)
Proceeds from sales of property, plant and equipment	—	3
(Increase) decrease in assets held for rent	(1)	1
Settlement of derivatives	—	(7)

Cash used in investing activities	(73)	(34)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	31	3
Repayments under financing arrangements	(14)	—
Repayments of long-term debt	(17)	(5)
Increase in notes payable to banks, net	10	5
Purchases of common stock	—	(2)
Proceeds from sales of common stock	3	—
Cash dividends paid to noncontrolling interests	(3)	(5)
Cash dividends paid to common stockholders	(24)	(23)

Cash used in financing activities	(14)	(27)

Effect of exchange rate changes on cash	8	(7)

Decrease in cash and cash equivalents	(21)	(56)
Cash and cash equivalents at beginning of period	387	304

Cash and cash equivalents at end of period	$366	$248

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended March 31, 2010

(In millions, except shares in thousands)

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Accumulated Other Comprehensive Income	Cabot Corporation Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Cost
Balance at September 30, 2009	65,309	$63	$18	$1,018	$(25)	$60	$1,134	$103	$1,237
Net income attributable to Cabot
Corporation				72						$72
Foreign currency translation adjustment						(6)				(6)
Change in employee benefit plans						1				1

Total other comprehensive loss										(5)

Comprehensive income attributable to Cabot Corporation, net of tax							67			$67

Net income attributable to noncontrolling interests, net of tax								9		$9
Noncontrolling interest foreign currency adjustment								(1)		(1)

Comprehensive income attributable to noncontrolling interests										8

Comprehensive income(1)									75	$75

Noncontrolling interests - dividends paid								(5)	(5)
Cash dividends paid to common stockholders				(23)			(23)		(23)
Issuance of stock under employee compensation plans, net of forfeitures	131	1	4				5		5
Amortization of share-based compensation			11				11		11
Purchase and retirement of common and treasury stock	(88)	(1)	(1)				(2)		(2)
Principal payment by Employee Stock Ownership Plan under guaranteed loan					3		3		3

Balance at March 31, 2010	65,352	$63	$32	$1,067	$(22)	$55	$1,195	$106	$1,301

(1)	Comprehensive income for the three months ended March 31, 2010 was $47 million.

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended March 31, 2011

(In millions, except shares in thousands)

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Accumulated Other Comprehensive Income	Cabot Corporation Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Cost
Balance at September 30, 2010	65,370	$63	$46	$1,125	$(20)	$88	$1,302	$115	$1,417
Net income attributable to Cabot Corporation				126						$126
Foreign currency translation adjustment						20				20

Total other comprehensive income										20

Comprehensive income attributable to Cabot Corporation, net of tax							146			$146

Net income attributable to noncontrolling interests, net of tax								10		$10
Noncontrolling interest foreign currency adjustment								3		3

Comprehensive income attributable to noncontrolling interests										13

Comprehensive income(1)									159	$159

Noncontrolling interest - dividends								(4)	(4)
Cash dividends paid to common stockholders				(24)			(24)		(24)
Issuance of stock under employee compensation plans, net of forfeitures	218	2	5				7		7
Amortization of share-based compensation			9				9		9
Purchase and retirement of common and treasury stock	(26)	—	—				—		—
Principal payment by Employee Stock Ownership Plan under guaranteed loan					3		3		3

Balance at March 31, 2011	65,562	$65	$60	$1,227	$(17)	$108	$1,443	$124	$1,567

(1)	Comprehensive income for the three months ended March 31, 2011 was $71 million.

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 2011 and 2010. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

The amount included in the caption “Income from discontinued operations, net of tax” in the consolidated statements of operations represents a tax settlement in connection with the Company’s discontinued operations. The settlement amount was a benefit of approximately $1 million for the six months ended March 31, 2011.

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

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments.

	Three months ended March 31		Six months ended March 31
	2011	2010 (1)	2011	2010 (1)

Core Segment
Rubber Blacks Business	59%	60%	60%	60%
Supermetals Business	7%	5%	7%	6%
Performance Segment	29%	30%	28%	29%
New Business Segment	3%	3%	3%	3%
Specialty Fluids Segment	2%	2%	2%	2%

(1)	As discussed in Note M “Financial Information by Segment”, 2010 business segment revenues have been recast to exclude the adjustment for unearned revenue.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

UNAUDITED

Revenue in the New Business Segment is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Depending on the nature of the contract with the customer, a portion of the segment’s revenue may be recognized using proportional performance.

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

Cabot maintains allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the first six months of fiscal 2011 and 2010 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

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

Financial Instruments

Cabot’s financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, short-term and long-term debt, and derivative instruments. The carrying values of Cabot’s financial instruments approximate fair value with the exception of long-term debt that has not been designated as part of a fair value hedge. The non-hedged long-term debt is recorded at amortized cost. The fair values of the Company’s financial instruments are based on quoted market prices, if such prices are available. In situations where quoted market prices are not available, the Company relies on valuation models to derive fair value. Such valuation takes into account the ability of the financial counterparty to perform. Cabot uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates and foreign currency exchange rates, which exist as part of its on-going business operations. Cabot does not enter into contracts for speculative purposes, nor does it hold or issue any financial instruments for trading purposes. All financial instruments are recognized on the consolidated balance sheets at fair value. Where Cabot has a legally enforceable master netting agreement with a counterparty, financial instruments with that counterparty are presented on a net basis. The changes in the fair value of derivatives are recorded in either earnings or accumulated other comprehensive income, depending on whether or not the instrument is designated as part of a hedge transaction and, if designated as part of a hedge transaction, the type of hedge transaction. The gains or losses on derivative instruments reported in accumulated other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings during the period in which the ineffectiveness occurs.

In accordance with Cabot’s risk management strategy, the Company may enter into certain derivative instruments that may not be designated as hedges for hedge accounting purposes. Although these derivatives are not designated as hedges, the Company believes that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. The Company records in earnings the gains or losses from changes in the fair value of derivative instruments that are not designated as hedges. Cash movements associated with these instruments are presented in the consolidated statement of cash flows as cash flows from operating activities because the derivatives are designed to mitigate risk to the Company’s cash flow from operations.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

UNAUDITED

Income Tax in Interim Periods

The Company records its tax provision or benefit on an interim basis using an estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period. Losses from jurisdictions for which no benefit can be recognized and the income tax effects of unusual or infrequent items are excluded from the estimated annual effective tax rate and are recognized in the impacted interim period as discrete items. During the six months ended March 31, 2011, the Company recognized as a discrete item net tax benefits of $26 million principally from the repatriation of high tax dividends in response to changes in U.S. tax legislation.

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

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $100 million higher as of March 31, 2011 and $98 million higher as of September 30, 2010. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.

During the three and six months ended March 31, 2011 and 2010, inventory quantities were reduced at the Company’s U.S. Supermetals site. These reductions had the following effects on cost of sales and net income:

	Three months ended March 31		Six months ended March 31
	2011	2010	2011	2010
	(Dollars in millions, except per share amounts)
Decrease in cost of sales	$8	$4	$14	$7
Increase in net income	$5	$2	$9	$5
Increase in net income per diluted common share	$0.08	$0.04	$0.14	$0.07

Cabot reviews inventory for both potential obsolescence and potential declines in anticipated selling prices. In this review, the Company makes assumptions about the future demand for and market value of the inventory, and based on these assumptions estimates the amount of any obsolete, unmarketable, slow moving or overvalued inventory. Cabot writes down the value of these inventories by an amount equal to the difference between the cost of the inventory and its estimated market value. There were no significant write-downs in either the three and six months ended March 31, 2011 or 2010.

C. Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reporting unit with goodwill balances for the periods ended March 31, 2011 and September 30, 2010, are as follows:

	Rubber Blacks Business	Fumed Metal Oxides Business	New Business Segment	Total
	(Dollars in millions)
Goodwill	$27	$11	$1	$39

Impairment tests are performed at least annually. The Company performed its annual impairment assessment as of March 31, 2011 and determined that there was no impairment.

Cabot does not have any indefinite-lived intangible assets. As of both March 31, 2011 and September 30, 2010, Cabot had $4 million of finite-lived intangible assets. Intangible assets are amortized over their estimated useful lives, which range from six to fourteen years, with a weighted average period of ten years. Amortization relative to these intangible assets is expected to aggregate to less than $1 million per year over the next five years.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

UNAUDITED

D. Employee Benefit Plans

Curtailment of employee benefit plan

During the first six months of fiscal 2011, the Company incurred a curtailment in one of its foreign employee benefit plans as a result of the action taken in the 2009 Global Restructuring Plan. Associated with this curtailment, the Company recognized a $1 million benefit in the first six months of fiscal 2011.

Net periodic defined benefit pension and other postretirement benefit costs

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended March 31
	2011		2010		2011		2010
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$1	$2	$1	$2	$1	$—	$—	$—
Interest cost	2	2	2	3	1	—	1	—
Expected return on plan assets	(2)	(3)	(2)	(3)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	—	(1)	—
Amortization of actuarial loss	—	1	—	—	—	—	—	—

Net periodic benefit cost	$1	$2	$1	$2	$1	$—	$—	$—

	Six Months Ended March 31
	2011		2010		2011		2010
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$2	$3	$2	$3	$1	$—	$—	$—
Interest cost	4	4	4	5	2	—	2	—
Expected return on plan assets	(4)	(6)	(4)	(6)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(2)	—	(2)	—
Amortization of actuarial loss	—	2	—	1	—	—	—	—
Curtailment income	—	(1)	—	—	—	—	—	—

Net periodic benefit cost	$2	$2	$2	$3	$1	$—	$—	$—

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

UNAUDITED

E. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials and natural gas. Under certain of these agreements, the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at March 31, 2011.

	Payments Due by Fiscal Year
	Remainder of fiscal 2011	2012	2013	2014	2015	Thereafter	Total
	(Dollars in millions)
Core Segment:
Rubber Blacks Business	$166	$236	$206	$160	$157	$1,298	$2,223
Supermetals Business	12	15	13	5	—	—	45
Performance Segment	12	22	20	21	21	189	285
New Business Segment	—	1	1	—	—	—	2
Corporate and other	2	—	—	—	—	—	2

Total	$192	$274	$240	$186	$178	$1,487	$2,557

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

Environmental Matters

As of March 31, 2011 and September 30, 2010, Cabot had $6 million on a discounted basis ($7 million on an undiscounted basis) and $7 million, on a discounted and undiscounted basis, respectively, reserved for environmental matters primarily related to divested businesses. These amounts represent Cabot’s best estimates of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Cash payments related to these environmental matters were $1 million and less than $1 million in the first six months of fiscal 2011 and 2010, respectively.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

UNAUDITED

pneumoconiosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled.

As of March 31, 2011 and September 30, 2010, there were approximately 43,000 and 45,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2062. At March 31, 2011 and September 30, 2010, the reserve was $13 million and $15 million, respectively, on a discounted basis ($18 million and $20 million on an undiscounted basis, respectively). Cash payments related to this liability were approximately $3 million and $1 million in the first six months of fiscal 2011 and 2010, respectively.

Other

During the three and six months ended March 31, 2011, the Company recognized a benefit of approximately $9 million related to a legal judgment associated with a feedstock pipeline breakage that occurred in a prior period. This benefit was recorded within cost of sales and other income (expense) in the consolidated statements of operations.

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

F. Income Tax Uncertainties

As of March 31, 2011, the total amount of unrecognized tax benefits was $46 million. In addition, accruals of $5 million and $14 million have been recorded for penalties and interest, respectively, as of March 31, 2011.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the six months ended March 31, 2011 and 2010 is as follows:

	Six months ended March 31
	2011	2010
	(Dollars in millions)
Balance at beginning of the period	$75	$81
Additions based on tax positions related to the current year	2	3
Additions based on tax positions of prior years	1	—
Reduction for tax positions of prior years	(6)	(11)

Balance at end of the period	$72	$73

If the unrecognized tax benefits of $72 million were recognized at a given point in time, there would be approximately a $35 million favorable impact on the Company’s tax provision as a portion of the amount recognized would create a deferred tax asset which would attract a full valuation allowance.

During the first six months of fiscal 2011, the balance of unrecognized tax positions was reduced by $6 million primarily due to the settlement of audits in a number of tax jurisdictions including a $1 million settlement classified as discontinued operations. Certain Cabot subsidiaries are under audit in jurisdictions outside of the U.S. In addition, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of one or more of these audits or the lapse of applicable statutes of limitations; however, an estimated range of the impact on the unrecognized tax benefits cannot be quantified at this time.

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2011 tax years generally remain subject to examination by the IRS and the 2004 through 2011 tax years remain subject to examination by most state tax authorities. In significant non-U.S. jurisdictions, the 2002 through 2011 tax years generally remain subject to examination by their respective tax authorities. Cabot’s significant non-U.S. jurisdictions include Argentina, Brazil, Canada, China, Germany, Japan, the Netherlands, and the United Kingdom.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

UNAUDITED

G. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Three Months Ended March 31		Six Months Ended March 31
	2011	2010	2011	2010
	(Dollars in millions, except per share amounts)
Basic EPS:
Net income attributable to Cabot Corporation	$51	$43	$126	$72
Less: Dividends and dividend equivalents to participating securities	1	1	1	1
Less: Undistributed earnings allocated to participating securities(1)	1	—	2	1

Earnings allocated to common shareholders (numerator)	$49	$42	$123	$70

Weighted average common shares outstanding	65	65	65	65
Less: Participating securities(1)	1	1	1	1

Adjusted weighted average common shares (denominator)	64	64	64	64

Basic EPS	$0.77	$0.66	$1.91	$1.10

Diluted EPS:
Earnings allocated to common shareholders	$49	$42	$123	$70
Plus: Earnings allocated to participating securities	2	1	3	2
Less: Adjusted earnings allocated to participating securities(2)	(2)	(1)	(3)	(2)

Income available to common shares (numerator)	$49	$42	$123	$70

Adjusted weighted average common shares outstanding	64	64	64	64
Effect of dilutive securities:
Common shares issuable(3)	1	—	1	—

Adjusted weighted average common shares (denominator)	65	64	65	64

Diluted EPS	$0.76	$0.65	$1.89	$1.09

(1)

Participating securities consist of shares of unvested restricted stock, vested restricted stock awards held by employees in which Cabot has a security interest, and unvested time-based restricted stock units. For both the three and six months ended March 31, 2011 and 2010, participating securities amounted to approximately 1 million shares and units issued under Cabot’s equity incentive plans.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

UNAUDITED

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2011	2010	2011	2010
	(Dollars in millions)
Calculation of undistributed earnings:
Net income attributable to Cabot Corporation	$51	$43	$126	$72
Less: Dividends declared on common stock	11	10	23	22
Less: Dividends declared on participating securities	1	1	1	1

Undistributed earnings	$39	$32	$102	$49

Allocation of undistributed earnings:
Undistributed earnings allocated to common shareholders	$38	$32	$100	$48
Undistributed earnings allocated to participating shareholders	1	—	2	1

Undistributed earnings	$39	$32	$102	$49

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.

(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Supplemental Retirement Savings Plan; and (iii) assumed issuance of shares under outstanding performance-based stock unit awards issued under Cabot’s equity incentive plans. For both the three and six months ended March 31, 2011, 23,000 incremental shares of common stock were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Cabot common stock for the relevant period. For the three and six months ended March 31, 2010, 600,400 and 268,000 incremental shares of common stock, respectively, were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Cabot common stock for the relevant period.

H. Restructuring

Cabot’s restructuring activities were recorded in the consolidated statements of operations as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2011	2010	2011	2010
	(Dollars in millions)
Cost of sales	$7	$5	$10	$11
Selling and administrative expenses	—	4	1	13
Research and technical expenses	—	—	—	—

Total	$7	$9	$11	$24

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

UNAUDITED

Details of these restructuring activities and the related reserves during the three months ended March 31, 2011 is as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at December 31, 2010	$14	$1	$—	$—	$15
Charges	2	1	1	3	7
Costs charged against assets	—	—	(1)	—	(1)
Cash paid	(3)	—	—	(2)	(5)
Foreign currency translation adjustment	1	—	—	—	1

Reserve at March 31, 2011	$14	$2	$—	$1	$17

Details of these restructuring activities and the related reserves during the six months ended March 31, 2011 is as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at September 30, 2010	$18	$1	$—	$—	$19
Charges	4	1	3	3	11
Costs charged against assets / liabilities	1	—	(3)	—	(2)
Cash paid	(9)	—	—	(2)	(11)
Foreign currency translation adjustment	—	—	—	—	—

Reserve at March 31, 2011	$14	$2	$—	$1	$17

Closure of Grigno, Italy Manufacturing Facility and Other Activities

In February 2011, the Company ceased manufacturing at its thermoplastic concentrates facility in Grigno, Italy. This decision was made to align Cabot’s manufacturing capabilities with the market outlook and Cabot’s Performance Segment strategy. The closure, which affected 37 employees, is anticipated to result in an $8 million charge. The total amount the Company expects to incur for each major type of cost associated with the closure are: (i) severance and employee benefits of $4 million and (ii) accelerated depreciation and impairment of facility assets of $4 million.

Through March 31, 2011 Cabot has recorded $5 million of charges associated with this restructuring, comprised of $3 million for severance and employee benefits and $2 million for accelerated depreciation and asset impairments.

During the first and second quarters of fiscal 2011 Cabot made nominal cash payments associated with this restructuring plan and expects to make cash payments of $4 million during the remainder of fiscal 2011.

As of March 31, 2011 Cabot has $3 million of accrued restructuring costs in the consolidated balance sheet related to this site closure.

In addition, during the second quarter of fiscal 2011 Cabot recorded approximately $2 million of other severance related restructuring charges. Cabot expects the entire $2 million to be paid in fiscal 2012.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

UNAUDITED

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

Through March 31, 2011 Cabot has recorded $17 million of charges associated with this restructuring, comprised of $6 million for severance and employee benefits, $10 million for accelerated depreciation and asset impairments and $1 million for other post closing costs.

Net cash outlays related to this plan are expected to be approximately $9 million. Through March 31, 2011 Cabot made cash payments of $7 million and expects to make cash payments of approximately $1 million during the remainder of fiscal 2011 and $1 million thereafter. These amounts exclude any potential cash to be received on the sale of certain assets related to the manufacturing facility.

As of March 31, 2011 Cabot has $1 million of accrued restructuring costs in the consolidated balance sheet related to this site closure.

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

The Company expects this restructuring will result in a cumulative pre-tax charge to earnings of approximately $124 million, of which $122 million has been recorded through March 31, 2011. The total amount the Company has recorded for each major type of cost associated with the restructuring plan are: (i) severance and employee benefits of $56 million for approximately 400 employees, (ii) accelerated depreciation and impairment of facility assets of $48 million, net of gains associated with the sale of certain assets, (iii) demolition and site clearing costs of $4 million, and (iv) other post-closing costs of $14 million. Net cash outlays related to these actions are expected to be approximately $71 million. Through March 31, 2011 Cabot made cash payments of $60 million and expects to make cash payments of approximately $11 million during the remainder of fiscal 2011.

As of March 31, 2011 Cabot has $11 million of restructuring costs in accrued expenses in the consolidated balance sheet related to this plan.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

There were no transfers between Level 1 and Level 2, or transfers into or out of Level 3, during the first six months of either fiscal 2011 or 2010.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and September 30, 2010. The derivatives presented in the table below are presented by derivative type, net of the legal right to offset derivative settlements by each counterparty:

	March 31, 2011	September 30, 2010
	Level 2 Inputs	Level 2 Inputs
	(Dollars in millions)
Assets at fair value:
Guaranteed investment contract(1)	$15	$14
Derivatives relating to:
Interest rates(2)	3	5
Foreign currency(2)	1	—

Total assets at fair value	$19	$19

Liabilities at fair value:
Derivatives relating to: Foreign currency(2)	$46	$42

Total liabilities at fair value	$46	$42

(1)	Included in “Other assets” in the consolidated balance sheets.

(2)	Included in “Prepaid expenses and other current assets”, “Other assets”, “Accounts payable and accrued liabilities” and “Other liabilities” in the consolidated balance sheets.

During the three and six months ended March 31, 2011, there was no change to assets measured at fair value on a nonrecurring basis. There was no change to assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2010. During the six months ended March 31, 2010, Cabot’s management concluded that the carrying value of land related to a former carbon black location exceeded its fair value of $6 million based on a comparison of similar facilities in the region. Accordingly, the Company recorded an impairment charge of $2 million within cost of sales in the consolidated statement of operations to write this land down to its $6 million fair value during the six months ended March 31, 2010. The value of the land is included in other assets in the consolidated balance sheet.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

UNAUDITED

J. Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at March 31, 2011 and September 30, 2010 are as follows:

	March 31, 2011		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Assets:
Cash and cash equivalents	$366	$366	$387	$387
Accounts and notes receivable	621	621	576	576
Derivative instruments	1	1	2	2
Liabilities:
Notes payable to banks	57	57	29	29
Accounts payable and accrued liabilities	413	413	447	447
Long-term debt—fixed rate	584	626	604	661
Long-term debt—floating rate	17	17	16	16
Capital lease obligations	4	4	3	3
Derivative instruments	43	43	39	39

At March 31, 2011 and September 30, 2010, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable to banks approximated carrying values due to the short-term nature of these instruments. The estimated fair values of derivative instruments are valued as described in Note I. The fair value of Cabot’s fixed rate long-term debt and capital lease obligations are estimated based on comparable quoted market prices at the respective period ends. The carrying amount of Cabot’s floating rate long-term debt approximate its fair value.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

UNAUDITED

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

By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot’s credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. The Company minimizes counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. As of March 31, 2011, the counterparties with which the Company has executed derivatives carried a Standard and Poor’s credit rating of A+. Cabot’s exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed at March 31, 2011.

Interest Rate Risk Management

Cabot’s objective is to maintain a certain fixed-to-floating interest rate mix on the Company’s debt portfolio. Cabot enters into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. The following table provides details of the derivatives held as of March 31, 2011 and September 30, 2010 to manage interest rate risk.

		Notional Amount		Hedge
Description	Borrowing	March 31, 2011	September 30, 2010	Designation
Interest Rate Swap—Fixed to Variable	Eurobond (20% of $175 million)	USD 35 million	USD 35 million	Fair Value
Interest Rate Swap—Fixed to Variable(1)	Medium Term Notes	—	USD 15 million	Fair Value
Interest Rate Swap—Fixed to Variable	Medium Term Notes	USD 8 million	USD 8 million	Fair Value
Interest Rate Swap—Fixed to Variable	Medium Term Notes	USD 5 million	USD 5 million	Fair Value
Interest Rate Swap—Fixed to Variable	Medium Term Notes	USD 5 million	USD 5 million	Fair Value
Interest Rate Swap—Fixed to Variable	Medium Term Notes	USD 5 million	USD 5 million	Fair Value

(1)	Cabot’s interest rate swap derivative instrument matured during the second quarter of fiscal 2011.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

UNAUDITED

In certain situations where the Company has forecasted purchases under a long-term commitment or forecasted sales denominated in a foreign currency, Cabot may enter into appropriate financial instruments in accordance with the Company’s risk management policy to hedge future cash flow exposures. The following table provides details of the derivatives held as of March 31, 2011 and September 30, 2010 to manage foreign currency risk.

		Notional Amount		Hedge Designation
Description	Borrowing	March 31, 2011	September 30, 2010
Cross Currency Swap	Eurobond (80% of $175 million)	USD 140 million swapped to EUR 124 million	USD 140 million swapped to EUR 124 million	No designation

Cross Currency Swap	Eurobond (20% of $175 million)	USD 35 million swapped to EUR 31 million	USD 35 million swapped to EUR 31 million	No designation

Forward Foreign Currency Contracts (1)	N/A	USD 33 million	USD 23 million	No designation

Forward Foreign Currency Contracts (2)	N/A	JPY 1,220 million	—	Cash Flow

(1)	Cabot’s forward foreign exchange contracts are denominated primarily in the Argentine peso, Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Euro, and Japanese yen.
(2)	Cabot’s forward foreign exchange contracts designated as cash flow hedges were entered into during the second quarter of fiscal 2011.

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

In order to limit variability in cost to Cabot’s European operations, the Company committed to current prices by entering into agreements to purchase CERs and to sell EUAs, which settle each December until 2012. The following table provides details of the derivatives held as of March 31, 2011 and September 30, 2010 to manage commodity risk.

	Net Buyer / Net Seller	Notional Amount		Hedge Designation
Description		March 31, 2011	September 30, 2010
CERs	Buyer	EUR 1 million	EUR 2 million	No designation

EUAs	Seller	EUR 1 million	EUR 2 million	No designation

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

UNAUDITED

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

Cash Flow Hedge

For cross currency swaps designated as cash flow hedges, the Company uses standard models with market-based inputs. The significant inputs to these models are interest rate curves for discounting future cash flows, and exchange rate curves of the foreign currency for translating future cash flows. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period earnings.

Net Investment Hedge

For cross currency swaps designated as net investment hedges, the Company uses standard models with market-based inputs. The significant inputs to these models are interest rate curves for discounting future cash flows. For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in accumulated other comprehensive income while changes in the ineffective portion are reported in earnings. The gains or losses on derivative instruments reported in accumulated other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidation of the entities being hedged.

As of March 31, 2011, there were no open derivatives designated as net investment hedges. During the first quarter of fiscal 2010, the Company’s derivative instrument, which swapped $20 million to JPY 2.5 billion, matured leading to a cash settlement payment of $7 million in that period. The cumulative loss related to this net investment hedge in accumulated other comprehensive income as of both March 31, 2011 and September 30, 2010 was $27 million.

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

For both the three and six months ended March 31, 2011 and 2010, for derivatives designated as hedges, the change in unrealized gains in accumulated other comprehensive income and the hedge ineffectiveness recognized in earnings was immaterial. Additionally, during this period, there were no gains or losses reclassified from accumulated other comprehensive income to earnings.

For the three and six months ended March 31, 2011, gains of $11 million and $6 million, respectively, were recognized in earnings as a result of the remeasurement to Euros of the $175 million bond issued by one of Cabot’s European subsidiaries. These gains, which were recognized in earnings through other income (expense) within the consolidated statement of operations, were offset by losses of $7 million and $3 million, respectively, from Cabot’s cross currency swaps that are not designated as hedges, but which Cabot entered into to offset the foreign currency translation exposure on the debt. Additionally, during the three and six months ended March 31, 2011, Cabot recognized in earnings through other income (expense) within the consolidated statement of operations a loss of $2 million and a gain of $1 million, respectively, related to its foreign currency forward contracts, which were not designated as hedges.

For the three and six months ended March 31, 2010, losses of $12 million and $15 million, respectively, were recognized in earnings as a result of the remeasurement to Euros of the $175 million bond issued by one of Cabot’s European subsidiaries. These losses, which were recognized in earnings through other income (expense) within the consolidated statement of operations, were offset by gains of $11 million and $15 million, respectively, from Cabot’s cross currency swaps that are not designated as hedges, but which Cabot entered into to offset the foreign currency translation exposure on the debt. Additionally, during the three and six months ended March 31, 2010, Cabot recognized in earnings through other income (expense) within the consolidated statement of operations gains of $2 million and $3 million, respectively, related to its foreign currency forward contracts, which were not designated as hedges.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

UNAUDITED

The following table provides the fair value and consolidated balance sheet presentations of derivative instruments by each derivative type, without regard to the legal right to offset derivative settlement by each counterparty:

	Consolidated Balance Sheet Caption	March 31, 2011	September 30, 2010
		(Dollars in millions)
Fair Value of Derivative Instruments
Asset Derivatives
Derivatives designated as hedges
Interest rate(1)	Other assets and Other liabilities	$3	$5

Total derivatives designated as hedges		$3	$5

Derivatives not designated as hedges
Foreign currency	Prepaid expenses and other current assets	$1	$—
Commodity contracts(2)	Prepaid expenses and other current assets, and Other assets	1	2

Total derivatives not designated as hedges		$2	$2

Total Asset Derivatives		$5	$7

Liability Derivatives
Derivatives not designated as hedges
Foreign currency(1)	Prepaid expenses and other current assets, Accounts payable and accrued liabilities, and Other liabilities	$46	$42
Commodity contracts(2)	Prepaid expenses and other current assets, and Other assets	1	2

Total derivatives not designated as hedges		$47	$44

Total Liability Derivatives		$47	$44

(1)

Contracts of $2 million and $4 million presented on a gross basis in this table at March 31, 2011 and September 30, 2010, respectively, have the legal right to offset against other types of contracts with a common counterparty and, therefore, are presented on a net basis in noncurrent “Other liabilities” in the consolidated balance sheet.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

UNAUDITED

L. Venezuela

Overview

Cabot owns 48% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of March 31, 2011 these subsidiaries carried the operating affiliate investment of $25 million, and held 21 million bolivars in cash and dividends receivable.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

UNAUDITED

First quarter of fiscal 2011

In late October 2010, the Company participated in a bond offering, repatriating approximately 4 million bolivars at a rate of 6.57 B/$, which resulted in an exchange loss of less than $1 million, recognized in the first quarter of fiscal 2011. While this indicates that there continue to be some government sanctioned processes available to convert bolivars to U.S. dollars at amounts other than the CADIVI or SITME rates, as management believes these processes do not constitute active markets, the Company continues to use the CADIVI official rate of 4.30 B/$ to remeasure its bolivar balances. Cabot still intends to convert substantially all bolivars held by the Venezuelan subsidiaries to U.S. dollars as soon as practical and continues to monitor for opportunities to convert its bolivars through Venezuelan government, or government backed, bond offerings.

During the first quarter of fiscal 2011, the operating affiliate paid a dividend of 15 million bolivars to the subsidiaries, bringing the balance of bolivar denominated cash and dividends receivable held by the subsidiaries as of December 31, 2010 to 20 million bolivars.

Second quarter of fiscal 2011, and the subsequent period

On January 1, 2011 the essentials exchange rate was increased from 2.60 B/$ to 4.30 B/$, making the essentials rate equal to the non-essentials rate. This change does not impact Cabot’s consolidation of the entity as the entity uses the non-essentials rate to remeasure its transactions. However, the increase in the essentials rate may result in increased feedstock costs to the operating affiliate, which could impact sales volumes or margins.

During the second quarter, the operating affiliate paid a dividend of 1 million bolivars to the subsidiaries, bringing the balance of bolivar denominated cash and dividends receivable held by the subsidiaries as of March 31, 2011 to 21 million bolivars.

Any future change in the CADIVI official rate or opening of additional parallel markets could lead the Company to use a different B/$ exchange rate and result in gains or losses on the bolivar denominated assets held by Cabot’s subsidiaries, which are valued at approximately $5 million as of March 31, 2011.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

UNAUDITED

M. Financial Information by Segment

Cabot is organized into four business segments: the Core Segment, which is further disaggregated for financial reporting purposes into the Rubber Blacks and Supermetals Businesses, the Performance Segment, the New Business Segment and the Specialty Fluids Segment. While the Chief Operating Decision Maker uses a number of performance measures to manage the performance of the segments and allocate resources to them, segment earnings before interest and taxes (“segment EBIT”) is the measure that is most consistently used and is, therefore, the measure presented for each segment in the table below on the line entitled “Income (loss) before taxes”.

	Core Segment
	Rubber Blacks Business	Supermetals Business	Performance Segment	New Business Segment	Specialty Fluids Segment	Segment Total	Unallocated and Other(1)	Consolidated Total
	(Dollars in millions)
Three months ended March 31, 2011
Net sales and other operating revenues(2)	$463	$52	$222	$27	$13	$777	$14	$791
Income (loss) before taxes(3)	$50	$20	$37	$—	$1	$108	$(36)	$72
Three months ended March 31, 2010
Net sales and other operating revenues(2)	$411	$35	$200	$22	$15	$683	$29	$712
Income (loss) before taxes(3)	$38	$3	$32	$1	$5	$79	$(34)	$45
Six months ended March 31, 2011
Net sales and other operating revenues(2)	$905	$111	$412	$47	$30	$1,505	$39	$1,544
Income (loss) before taxes(3)	$88	$42	$67	$(2)	$7	$202	$(60)	$142
Six months ended March 31, 2010
Net sales and other operating revenues(2)	$810	$81	$387	$39	$30	$1,347	$44	$1,391
Income (loss) before taxes(3)	$81	$9	$66	$(2)	$10	$164	$(77)	$87

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

(2)	Unallocated and other reflects royalties paid by equity affiliates, external shipping and handling fees, and the impact of the corporate adjustment for unearned revenue.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

	Three Months Ended March 31		Six Months Ended March 31
	2011	2010	2011	2010
	(Dollars in millions)
Interest expense	$(10)	$(11)	$(20)	$(20)
Certain items(a)	(7)	(9)	(11)	(26)
Equity in net income of affiliated companies(b)	(1)	(1)	(4)	(4)
Unallocated corporate costs(c)	(13)	(10)	(23)	(21)
Foreign currency transactions and other losses, net(d)	(5)	(3)	(2)	(6)

Total	$(36)	$(34)	$(60)	$(77)

(a)

Certain items are items that management does not consider to be representative of segment results and they are, therefore, excluded from segment EBIT. Certain items for both three and six months ended March 31, 2011 primarily include charges for global restructuring activities discussed in Note H. Certain items for the three months ended March 31, 2010 include charges of $9 million related to the global restructuring activities discussed in Note H. Certain items for the first six months of fiscal 2010 include $24 million related to global restructuring activities, a $2 million long-lived asset impairment of land related to a former carbon black site, and $1 million for environmental reserves and legal settlements, which are offset by $1 million recovered from an investment that was previously impaired.

(b)	Equity in net income of affiliated companies is included in segment EBIT and is removed from Unallocated and Other to reconcile to segment EBIT.

(c)	Unallocated corporate costs are not controlled by the segments and primarily benefit corporate interests.

(d)

Foreign currency transactions and other losses, net consists principally of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, and the profit related to the corporate adjustment for unearned revenue. For the three and six months ended March 31, 2011, this amount also includes a portion of the benefit from a legal judgment.

The Performance Segment is comprised of the Performance Products and Fumed Metal Oxides Businesses. The net sales from each of these businesses for the three and six months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2011	2010	2011	2010
	(Dollars in millions)
Performance Products	$159	$138	$291	$264
Fumed Metal Oxides	63	62	121	123

Total Performance Segment Sales	$222	$200	$412	$387

The New Business Segment is comprised of the Inkjet Colorants and the Aerogel Businesses and the business development activities of Cabot Superior MicroPowders. The net sales from each of these businesses for the three and six months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2011	2010	2011	2010
	(Dollars in millions)
Inkjet colorants	$16	$14	$30	$28
Aerogel	8	6	11	8
Superior MicroPowders	3	2	6	3

Total New Business Segment Sales	$27	$22	$47	$39

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table shows the relative size of the revenue recognized in each of our reportable segments.

	Three months ended March 31		Six months ended March 31
	2011	2010 (1)	2011	2010 (1)

Core Segment
Rubber Blacks Business	59%	60%	60%	60%
Supermetals Business	7%	5%	7%	6%
Performance Segment	29%	30%	28%	29%
New Business Segment	3%	3%	3%	3%
Specialty Fluids Segment	2%	2%	2%	2%

(1)

Beginning with the third quarter of fiscal 2010, management no longer allocates its corporate adjustment for unearned revenue to its segments. Prior periods have been recast to conform to the new allocation. This change had an immaterial impact on segment revenue and segment earnings before interest and taxes (“segment EBIT”) for all periods presented.

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

Revenue in the New Business Segment is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Depending on the nature of the contract with the customer, a portion of the segment’s revenue may be recognized using proportional performance.

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

We maintain allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the second quarters of fiscal 2011 and 2010 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

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

For the reporting units that carry goodwill balances, our impairment test consists of a comparison of each reporting unit’s carrying value to its estimated fair value. A reporting unit, for the purpose of the impairment test, is at or one level below the operating segment level. The operating segments are determined and presented in accordance with the authoritative guidance on segment reporting. We have five reporting segments broken into six reporting units for the purposes of impairment review. Our six reporting units are Rubber Blacks, Performance Products, Supermetals, Fumed Metal Oxides, Specialty Fluids, and New Business. There have been no changes to these reporting units in the current year. The estimated fair value of a reporting unit is primarily based on discounted estimated future cash flows. We validate this model by considering other factors such as the fair value of comparable companies to our reporting units, and also perform a reconciliation of the fair value of all our reporting units to our overall market capitalization. The assumptions used to estimate the discounted cash flows are based on our best estimates about selling prices, production and sales volumes, costs, future growth rates, capital expenditures and market conditions over an estimate of the remaining operating period at the reporting unit level. The discount rate is based on the weighted average cost of capital that is determined by evaluating the risk free rate of return, cost of debt, and expected equity premiums. If an impairment exists, a loss is recorded to write-down the value of goodwill to its implied fair value. Our goodwill impairment testing methodologies have not changed since the prior year’s test. As a result of the test completed for March 31, 2011, the estimated fair value substantially exceeded the carrying value of our reporting units.

As of March 31, 2011, our goodwill balance is allocated between three reporting units: Rubber Blacks $27 million, Fumed Metal Oxides $11 million, and New Business $1 million. There have been no goodwill impairment charges during either of the periods presented in these financial statements.

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

Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, short-term and long-term debt, and derivative instruments. The carrying values of our financial instruments approximate fair value with the exception of our long-term debt that has not been designated as part of a fair value hedge. The non-hedged long-term debt is recorded at amortized cost. The fair values of our financial instruments are based on quoted market prices, if such prices are available. In situations where quoted market prices are not available, we rely on valuation models to derive fair value. For interest rate swaps and cross currency swaps, we use standard models with market-based inputs. The significant inputs to these models are interest rate curves for discounting future cash flows. In determining the fair value of the commodity derivatives, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. Such valuation takes into account the ability of the financial counterparty to perform. We use derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates and foreign currency exchange rates, which exist as part of our on-going business operations. We do not enter into contracts for speculative purposes, nor do we hold or issue any financial instruments for trading purposes. All financial instruments are recognized on our consolidated balance sheets at fair value. Where we have a legally enforceable master netting agreement with a counterparty, financial instruments with that counterparty are presented on a net basis. The changes in the fair value of derivatives are recorded in either earnings or accumulated other comprehensive income, depending on whether or not the instrument is designated as part of a hedge transaction and, if designated as part of a hedge transaction, the type of hedge transaction. The gains or losses on derivative instruments reported in accumulated other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings during the period in which the ineffectiveness occurs.

In accordance with our risk management strategy, we may enter into certain derivative instruments that may not be designated as hedges for accounting purposes. Although these derivatives are not designated as hedges, we believe that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. We record in earnings the gains or losses from changes in the fair value of derivative instruments that are not designated as hedges. Cash movements associated with these instruments are presented in the consolidated statements of cash flows as cash flows from operating activities because the derivatives are designed to mitigate risk to our cash flow from operations.

Assets and liabilities measured at fair value, including assets that are part of our defined benefit pension plans, are classified in the fair value hierarchy based on the inputs used for valuation. Assets that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued based on quoted prices for similar assets or liabilities in active markets, or standard pricing models using observable inputs are classified as Level 2. As of March 31, 2011, we have no assets or liabilities carried at fair value that are valued using unobservable inputs and, therefore, no assets or liabilities that are classified as Level 3. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to our total equity, as of March 31, 2011.

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

Valuation allowances are provided against all or some of the future tax benefits that arise from the losses in jurisdictions where we believe that we have a 50% or less chance of utilizing the benefit in the future. We have established valuation allowances against a variety of deferred tax assets, including net operating loss carry-forwards, foreign tax credits, and other income tax credits. Valuation allowances take into consideration our ability to use these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. Our ability to utilize these deferred tax assets is dependent on achieving our forecast of future taxable operating income over an extended period of time. We review our forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our net deferred tax assets. An increase in a valuation allowance would result in additional income tax expense and lower stockholders’ equity, and could have a significant impact on our earnings in future periods. The release of valuation allowances in periods when these tax attributes become realizable would reduce our effective tax rate

Restructuring Activities

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

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $100 million higher as of March 31, 2011 and $98 million higher as of September 30, 2010. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales, thereby reducing our profitability. If, however, we were using a FIFO method, our purchases from earlier periods, which were at lower prices, would instead be the first charged to cost of sales, thereby increasing our profitability.

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

During the three and six months ended March 31, 2011 and 2010, inventory quantities were reduced at our U.S. Supermetals site. These reductions had the following effects on cost of sales and net income:

	Three months ended March 31		Six months ended March 31
	2011	2010	2011	2010
	(Dollars in millions, except per share amounts)
Decrease in cost of sales	$8	$4	$14	$7
Increase in net income	$5	$2	$9	$5
Increase in net income per diluted common share	$0.08	$0.04	$0.14	$0.07

We review inventory for both potential obsolescence and potential declines in anticipated selling prices. In this review, we make assumptions about the future demand for and market value of our inventory, and based on these assumptions estimate the amount of any obsolete, unmarketable, slow moving or overvalued inventory. We write down the value of our inventories by an amount equal to the difference between the cost of the inventory and its estimated market value.

Results of Operations

Definition of Terms

When discussing our business activities we use certain terms. The term “operating tax rate” represents the tax rate on our recurring operating results. This rate excludes discrete tax items, which are unusual or infrequent items that are excluded from the estimated annual effective tax rate and other tax items, including the impact of the timing of losses in certain jurisdictions, cumulative rate adjustment and the impact of certain items on both operating income and tax provision.

The term “product mix” refers to the various types and grades, or mix, of products sold in a particular business or segment during the period, and the positive or negative impact of that mix on the revenue or profitability of the business or segment.

The term “value based pricing” refers to a pricing strategy aimed at ensuring that products are priced based on the value they bring to a customer’s application.

“Segment EBIT” is the measure used to show the profitability of the business reporting segments. In calculating segment EBIT we include equity in net income of affiliated companies, royalties paid by equity affiliates and allocated corporate costs but exclude interest expense, foreign currency transaction gains and losses, interest income, dividend income and unallocated corporate costs.

Overview

During the second quarter and first six months of fiscal 2011, earnings increased compared to the second quarter and first six months of fiscal 2010. Overall, the increase in both periods was principally driven by higher unit margins. Price increases, a more favorable product mix, the benefit of energy centers on our operating costs and high utilization of our global manufacturing platform more than offset higher raw material costs. For the second quarter of fiscal 2011, the Rubber Blacks Business benefited from higher unit margins that more than offset slightly lower volumes driven by our closure of capacity in India in fiscal 2010 and power and logistical disruptions in the Japanese market due to the earthquake and tsunami that occurred during the quarter. The Supermetals Business continued to benefit from higher margins driven by our actions over the past two years to reduce costs and transition to a more favorable product mix. Our Performance Segment experienced higher volumes in the Performance Products Business and benefited from higher margins in both the Performance Products and Fumed Metal Oxides Businesses due to the impact of a favorable product mix and value based pricing that more than offset the effect of higher raw material costs. In the New Business Segment, commercial revenues increased over the fiscal 2010 periods driven by increases in all businesses.

Second Quarter and First Six Months Fiscal 2011 versus Second Quarter and First Six Months Fiscal 2010—Consolidated

Net Sales and Gross Profit

	Three months ended March 31		Six months ended March 31
	2011	2010	2011	2010
	(Dollars in millions)
Net sales and other operating revenues	$791	$712	$1,544	$1,391
Gross profit	$161	$140	$319	$276

The $79 million increase in net sales from the second quarter of fiscal 2010 to the second quarter of fiscal 2011 was due primarily to higher prices and a favorable product mix (combined $71 million) and a benefit from foreign currency translation ($12 million). For the first six months of fiscal 2011, net sales increased by $153 million when compared to the same period of fiscal 2010. The increase was driven primarily by higher prices and a favorable product mix (combined $124 million impact), the impact of higher volumes ($22 million) and a benefit from foreign currency translation ($8 million).

Our gross profit was 20% of net sales in the second quarter of both fiscal 2011 and fiscal 2010. For the first six month comparison, gross profit was 21% of net sales in fiscal 2011 and 20% of net sales in fiscal 2010. Gross profit increased by $21 million in the second quarter of fiscal 2011 and by $43 million in the first six months of fiscal 2011 when compared to the same periods of fiscal 2010. The increases in both periods were principally driven by higher unit margins as higher prices and a favorable product mix more than offset higher raw material costs.

Selling and Administrative Expenses

	Three months ended March 31		Six months ended March 31
	2011	2010	2011	2010
	(Dollars in millions)
Selling and administrative expenses	$64	$61	$128	$128

Selling and administrative expenses increased by $3 million in the second quarter of fiscal 2011 when compared to the same quarter of fiscal 2010. The increase was principally driven by costs commensurate with a higher level of business activity and higher spending for corporate business development activities. For the first six months of fiscal 2011, selling and administrative expenses were flat when compared to the first six months of fiscal 2010. Spending associated with increased business activity levels was offset by lower restructuring related expenses.

Research and Technical Expenses

	Three months ended March 31		Six months ended March 31
	2011	2010	2011	2010
	(Dollars in millions)
Research and technical expenses	$19	$19	$36	$37

Research and technical expenses in the second quarter and first six months of fiscal 2011 were consistent with those in the second quarter and first six months of fiscal 2010 as we maintained our investment in new product and process development opportunities across our businesses.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three months ended March 31		Six months ended March 31
	2011	2010	2011	2010
	(Dollars in millions)
Interest and dividend income	$—	$—	$1	$—
Interest expense	$(10)	$(11)	$(20)	$(20)
Other income (expense)	$4	$(4)	$6	$(4)

Interest and dividend income was less than $1 million in the second quarter of both fiscal 2011 and 2010. Interest and dividend income increased by $1 million in the first six months of fiscal 2011 when compared to the same period last year due to higher invested cash balances during the first six months of fiscal 2011.

Interest expense remained consistent in the second quarter and first six months of fiscal 2011 when compared to the same periods of fiscal 2010 due to similar debt levels year over year.

Other income (expense) in the second quarter of fiscal 2011 was income of $4 million as compared to $4 million of expense in the same period of fiscal 2010. The improvement of $8 million was principally due to a $3 million benefit from a legal judgment recorded in the second quarter of fiscal 2011 and a $5 million comparative improvement from foreign currency transactions. During the first six months of fiscal 2011, other income (expense) was income of $6 million as compared to $4 million of expense in the same period of fiscal 2010. The $10 million improvement was principally due to a $3 million benefit from the legal judgment recorded in the second quarter of fiscal 2011 and a $7 million comparative improvement from foreign currency transactions.

(Provision) Benefit for Income Taxes

	Three months ended March 31		Six months ended March 31
	2011	2010	2011	2010
	(Dollars in millions)
(Provision) benefit for income taxes	$(17)	$1	$(11)	$(10)

During the second quarter of fiscal 2011, we recorded a tax provision of $17 million. This amount included a net tax benefit of $1 million from audit settlements. The operating tax rate for the second quarter of fiscal 2011 was approximately 26%. In the second quarter of fiscal 2010, we recorded a net tax benefit of $1 million. This amount included net tax benefits of $12 million from audit settlements, a $2 million benefit related to the currency devaluation in Venezuela and a $1 million charge primarily attributable to the timing of losses in certain locations. The operating tax rate for the second quarter of fiscal 2010 was approximately 23%.

For the first six months of fiscal 2011, we recorded a net tax provision of $11 million. This amount included net tax benefits of $23 million from the repatriation of high tax dividends in response to changes in U.S. tax legislation, $2 million from the renewal of the U.S. research and experimentation credit, and $2 million from audit settlements. The operating tax rate for the first six months of fiscal 2011 was approximately 26%. In the first six months of fiscal 2010, we recorded an income tax provision of $10 million. This included net tax benefits of $12 million from audit settlements, a $2 million benefit related to currency devaluation in Venezuela, a $1 million benefit from audit settlements and a $2 million charge primarily attributable to the timing of losses in certain locations. The operating tax rate for the first six months of fiscal 2010 was approximately 24%.

We are currently under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2011, which may impact our tax expense and effective tax rate going forward. Excluding the impact of discrete tax items and certain items, we expect our operating tax rate for fiscal 2011 to be between 25% and 27%, which compares to 27% for fiscal 2010.

Equity in Net Income of Affiliated Companies and Net Income Attributable to Noncontrolling Interests

	Three months ended March 31		Six months ended March 31
	2011	2010	2011	2010
	(Dollars in millions)
Equity in net income of affiliated companies	$1	$1	$4	$4
Net income attributable to noncontrolling interests	$5	$4	$10	$9

Equity in net income of affiliated companies for the second quarter and first six months of fiscal 2011 was consistent with that in the same periods of fiscal 2010 as earnings of our affiliates remained stable.

Noncontrolling interest in net income is the means by which the minority shareholders’ portion of the income in our consolidated joint ventures is removed from our consolidated statement of operations. For the second quarter and first six months of fiscal 2011, net income attributable to noncontrolling interests was stable when compared to the same periods of fiscal 2010 as our joint venture operations maintained their profitability levels during the comparative periods.

Net income attributable to Cabot Corporation

In the second quarter and first six months of fiscal 2011, we reported net income attributable to Cabot Corporation of $51 and $126 million, respectively ($0.76 and $1.89 per diluted common share, respectively). This is compared to $43 million and $72 million ($0.65 and $1.09 per diluted common share) in the second quarter and first six months of fiscal 2010, respectively.

Second Quarter and First Six Months Fiscal 2011 versus Second Quarter and First Six Months Fiscal 2010—By Business Segment

Total segment EBIT, certain items, other unallocated items and income from continuing operations before taxes for the three and six months ended March 31, 2011 and 2010 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note M of our consolidated financial statements.

	Three months ended March 31		Six months ended March 31
	2011	2010	2011	2010
	(Dollars in millions)
Total segment EBIT	$108	$79	$202	$164
Certain items	(7)	(9)	(11)	(26)
Other unallocated items	(29)	(25)	(49)	(51)

Income from operations before income taxes	$72	$45	$142	$87

In the second quarter of fiscal 2011, total segment EBIT increased by $29 million when compared to the same period of fiscal 2010. The increase was principally driven by higher unit margins ($26 million) as higher prices and a favorable product mix more than offset the impact of higher raw material costs. The results also benefited from higher volumes ($2 million), principally in the Supermetals and Performance Products Businesses.

Certain Items

Details of the certain items for the second quarter and first six months of fiscal 2011 and 2010 are as follows:

	Three months ended March 31		Six months ended March 31
	2011	2010	2011	2010
	(Dollars in millions)
Environmental reserves and legal settlements	$—	$—	$—	$(1)
Recovery of previously impaired investment	—	—	—	1
Long-lived asset impairment	—	—	—	(2)
Global restructuring activities	(7)	(9)	(11)	(24)

Total certain items, pre-tax	$(7)	$(9)	$(11)	$(26)

In the second quarter and first six months of fiscal 2011, $7 million and $11 million, pre-tax, respectively, of restructuring related charges were recorded as certain items. In the same periods of fiscal 2010, $9 million and $26 million, pre-tax, respectively, of charges principally related to restructuring initiatives were recorded as certain items. The decrease in charges related to certain items in both comparative periods was due to the timing of our restructuring activities that took place more in fiscal 2010 than in fiscal 2011, leading to a higher level of costs being incurred during fiscal 2010.

Other Unallocated Items

	Three months ended March 31		Six months ended March 31
	2011	2010	2011	2010
	(Dollars in millions)
Interest expense	$(10)	$(11)	$(20)	$(20)
Equity in net income of affiliated companies	(1)	(1)	(4)	(4)
Unallocated corporate costs	(13)	(10)	(23)	(21)
Foreign currency transactions and other losses	(5)	(3)	(2)	(6)

Total other unallocated items	$(29)	$(25)	$(49)	$(51)

In the second quarter of fiscal 2011 costs from other unallocated items increased by $4 million when compared to the same period of fiscal 2010. The increase was driven by costs commensurate with an increase in business activity levels and higher spending for corporate business development activities. In the first six months of fiscal 2011, costs from other unallocated items decreased by $2 million when compared to the same period of fiscal 2010. The decrease was primarily driven by comparative improvements in foreign currency transaction impacts, partially offset by an increase in costs commensurate with higher levels of business activity.

Core Segment

Sales and EBIT for the Rubber Blacks and Supermetals Businesses, which together comprise the Core Segment, for the second quarter and first six months of fiscal 2011 and fiscal 2010 are as follows:

	Three months ended March 31		Six months ended March 31
	2011	2010	2011	2010
	(Dollars in millions)
Rubber Blacks Business Sales	$463	$411	$905	$810
Supermetals Business Sales	52	35	111	81

Total Sales	$515	$446	$1,016	$891

Rubber Blacks Business EBIT	$50	$38	$88	$81
Supermetals Business EBIT	20	3	42	9

Total EBIT	$70	$41	$130	$90

Rubber Blacks Business

In second quarter of fiscal 2011, sales in the Rubber Blacks Business increased by $52 million when compared to the second quarter of fiscal 2010. The increase was principally driven by higher prices and a favorable product mix (combined $49 million impact) and the benefit of foreign currency translation ($9 million), partially offset by lower volumes ($10 million). Globally, volumes decreased by 2% in the second quarter of fiscal 2011 when compared to the second quarter of fiscal 2010. Regionally, volumes in China increased by 4%, while volumes in North America increased by 1% and those in South America were flat. Volumes in Southeast Asia decreased by 16% due to the closure of our capacity in India in fiscal 2010. Volumes in the Europe, Middle East and Africa region decreased by 6% due to unplanned downtime at one of our facilities, and volumes in Japan were down 3% from power and logistical constraints related to the earthquake during the quarter. Excluding the impact of the closure of our capacity in India, second quarter fiscal 2011 volumes in the Rubber Blacks Business were flat when compared to the second quarter of fiscal 2010. In the first six months of fiscal 2011, sales in the Rubber Blacks Business increased by $95 million when compared to the first six months of fiscal 2010. The increase was principally driven by higher prices and a favorable product mix (combined $90 million impact) and the benefit of foreign currency translation ($9 million), partially offset by slightly lower volumes ($3 million).

EBIT in the Rubber Blacks Business increased by $12 million in the second quarter of fiscal 2011 when compared to the same period of fiscal 2010. The increase was principally driven by higher unit margins ($15 million) as higher prices, a favorable product mix and the benefit of energy centers more than offset higher raw material costs. The impact of higher margins more than offset the effect of lower volumes ($3 million). During the second quarter of fiscal 2011, the Rubber Blacks Business also recognized a $3 million payment related to the achievement of a key milestone in its Cabot Elastomer Composites new business development activities and $5 million, which represented a portion of a legal judgment associated with a feedstock pipeline breakage that occurred in a prior period. For the first six months of fiscal 2011, Rubber Blacks EBIT increased by $7 million driven principally by higher unit margins ($26 million) with higher pricing and a favorable product mix more than offsetting higher raw material costs. Higher maintenance costs and increased spending to support our growth in emerging markets (combined $10 million impact) and unfavorable foreign currency translation ($5 million) partially offset these positive factors.

Supermetals Business

Sales in the Supermetals Business in the second quarter and first six months of fiscal 2011 increased by $17 million and $30 million, respectively, when compared to the second quarter and first six months of fiscal 2010. The increase in both periods was driven principally by higher pricing and a favorable product mix (combined $13 million impact in the second quarter and $17 million impact in the first six months), the impact of higher volumes ($2 million in the second quarter and $9 million in the first six months) and the benefit of foreign currency translation ($2 million in the second quarter and $4 million in the first six months).

In the second quarter of fiscal 2011, EBIT in the Supermetals Business increased by $17 million relative to the same period of fiscal 2010. The increase was driven by higher prices and a favorable product mix (combined $13 million impact), lower fixed manufacturing costs ($3 million ) and higher volumes ($1 million). In the first six months of fiscal 2011, EBIT in the Supermetals Business increased by $33 million relative to the first six months of fiscal 2010. The increase was driven by higher prices and a favorable product mix (combined $17 million impact), lower fixed manufacturing costs ($6 million), lower average raw material costs ($4 million) and higher volumes ($4 million).

Performance Segment

Sales and EBIT for the Performance Segment for the second quarter and first six months of fiscal 2011 and fiscal 2010 are as follows:

	Three months ended March 31		Six months ended March 31
	2011	2010	2011	2010
	(Dollars in millions)
Performance Products Business Sales	$159	$138	$291	$264
Fumed Metal Oxides Business Sales	63	62	121	123

Segment Sales	$222	$200	$412	$387

Segment EBIT	$37	$32	$67	$66

In the second quarter of fiscal 2011, sales for the Performance Segment increased by $22 million when compared to the second quarter of fiscal 2010. The increase was principally driven by higher prices and a favorable product mix ($11 million combined impact) and the impact of higher volumes ($11 million), principally in the Performance Products Business. During the second quarter of fiscal 2011, volumes in Performance Products increased by 8% when compared to the same period of fiscal 2010 and Fumed Metal Oxides volumes were down by 1% due to customers’ inventory replenishment in the second quarter of fiscal 2010. During the first six months of fiscal 2011, sales in the Performance Segment increased by $25 million as higher prices and a favorable product mix (combined $17 million impact) and the impact of higher volumes ($12 million), were partially offset by an unfavorable foreign currency effect ($5 million).

EBIT in the Performance Segment increased by $5 million in the second quarter of fiscal 2011 when compared to the same quarter of fiscal 2010. Higher prices and a favorable product mix (combined $11 million impact) and the impact of higher volumes ($5 million) more than offset higher raw material costs ($10 million). For the first six months of fiscal 2011, EBIT was $1 million higher when compared to the first six months of fiscal 2010. Higher prices and a favorable product mix ($18 million combined impact) and the impact of higher volumes ($6 million) more than offset the impact of higher raw materials costs ($17 million), and higher maintenance costs and increased spending to support our growth in emerging markets ($6 million combined impact).

New Business Segment

Sales and EBIT for the New Business Segment for the second quarter and first six months of fiscal 2011 and fiscal 2010 are as follows:

	Three months ended March 31		Six months ended March 31
	2011	2010	2011	2010
	(Dollars in millions)
Inkjet Colorants Business Sales	$16	$14	$30	$28
Aerogel Business Sales	8	6	11	8
Superior MicroPowders Sales	3	2	6	3

Segment Sales	$27	$22	$47	$39

Segment EBIT	$—	$1	$(2)	$(2)

Sales in the New Business Segment increased by $5 million and $8 million in the second quarter and first six months of fiscal 2011 when compared to the same periods of fiscal 2010. Commercial sales increased in all businesses in the segment during both comparative periods driven by higher volumes in the Inkjet Colorants Business, revenues related to several oil and gas insulation projects in the Aerogel Business and sales of anti-counterfeiting products in Superior MicroPowders.

EBIT in the New Business Segment remained consistent in the second quarter and first six months of fiscal 2011 when compared to the same periods of fiscal 2010 as we continued to invest in new business development activities.

Specialty Fluids Segment

Sales and EBIT for the Specialty Fluids Segment for the second quarter and first six months of fiscal 2011 and fiscal 2010 are as follows:

	Three months ended March 31		Six months ended March 31
	2011	2010	2011	2010
	(Dollars in millions)
Segment Sales	$13	$15	$30	$30

Segment EBIT	$1	$5	$7	$10

During the second quarter of fiscal 2011, sales and EBIT in the Specialty Fluids Segment were $2 million and $4 million lower, respectively, than in the second quarter of fiscal 2010. The decrease was principally driven by a less favorable product mix and shorter duration and smaller size of jobs utilizing our cesium formate, mainly in the North Sea. For the first six months of fiscal 2011, sales remained flat while EBIT decreased by $3 million when compared to the same period of fiscal 2010. The decrease in EBIT was principally driven by a less favorable mix of business, including jobs that were smaller and shorter in duration.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $21 million during the first six months of fiscal 2011. Cash flows from operations were $58 million in the first six months of fiscal 2011 despite being negatively impacted by rising carbon black feedstock costs. The positive cash flow from operations was more than offset by cash used for capital expenditures and dividends paid to our shareholders. At March 31, 2011, we had cash and cash equivalents of $366 million and current availability under our revolving credit agreement of approximately $424 million. Our revolving credit agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. As of March 31, 2011, we were in compliance with all of our debt covenants, which include interest coverage, debt-to-EBITDA and subsidiary debt to total capitalization ratios.

We anticipate sufficient liquidity from (i) cash on hand; (ii) cash flows from operating activities; and (iii) cash available from our credit agreement to meet our operational and capital investment needs and financial obligations for the foreseeable future. Our liquidity derived from cash flows from operations is, to a large degree, predicated on our ability to collect our receivables in a timely manner, the cost of our raw materials, and our ability to manage inventory levels.

The following discussion of the changes in our cash balance refers to the various sections of our consolidated statements of cash flows.

Cash Flows from Operating Activities

Cash generated from operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $58 million in the first six months of fiscal 2011 compared to $12 million during the same time period of fiscal 2010. Cash generated from operating activities in the first six months of fiscal 2011 was driven primarily by net income of $136 million plus $70 million of depreciation and amortization partially offset by a net increase in working capital of $124 million and non-cash tax benefits of $18 million. Our working capital increase in the first six months of fiscal 2011 was driven principally by higher carbon black raw material costs experienced in the first six months of fiscal 2011, which led to higher receivable balances due to price increases as well as higher inventory values. This working capital increase is comprised of lower accounts payable and accrued liabilities of $46 million, higher inventories of $46 million and higher accounts receivable of $32 million.

The principal drivers of the cash provided by operations in the first six months of fiscal 2010 were $81 million of net income plus $67 million of depreciation and amortization offset by an $89 million increase in receivables due to higher sales prices and volumes, a $32 million decrease in accounts payable and accrued liabilities, and a $22 million increase in inventories to keep pace with higher sales volumes and higher feedstock costs in inventories.

In addition to the items noted above, the following elements of operations have had or will have a bearing on operating cash flows:

Restructurings—As of March 31, 2011, we had $17 million of total restructuring costs in accrued expenses in the consolidated balance sheet related to our global restructuring activities. We made cash payments of $11 million during the first six months of fiscal 2011 related to these restructuring plans. We expect to make cash payments related to these restructuring activities of approximately $16 million during the remainder of fiscal 2011 and $3 million thereafter. These cash payments include the $17 million accrued in the consolidated balance sheet as of March 31, 2011.

Environmental and Litigation Matters—We have a $6 million reserve on a discounted basis ($7 million on an undiscounted basis) as of March 31, 2011 for environmental remediation costs at various sites. These sites are primarily associated with businesses divested in prior years. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Additionally, as of March 31, 2011 we have recorded a $13 million reserve on a discounted basis ($18 million on an undiscounted basis) for respirator claims. These expenditures will also be spread over a long period of time. We also have other litigation costs arising in the ordinary course of business. These include claims filed against us related to our divested businesses, including claims asserting liability as the result of exposure to beryllium.

We expect cash on hand and cash provided from operations will be adequate to fund any cash requirements relating to restructuring, environmental and pending litigation matters.

Venezuela

We own 48% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of March 31, 2011 these subsidiaries carried the operating affiliate investment of $25 million, and held 21 million bolivars in cash and dividends receivable.

An inability to convert the operating affiliate’s earnings into U.S. dollars would be considered an indicator of impairment, requiring a full impairment analysis of our investment, and therefore we closely monitor our ability to convert our bolivar holdings into U.S. dollars.

The Venezuelan bolivar may only be exchanged for foreign currencies through certain Venezuelan government controlled channels. The channels available are the Venezuelan central bank (“CADIVI”), Venezuelan Government controlled bond offerings (potentially through wholly or partially owned companies) or an officially sanctioned and regulated secondary market (“SITME”). SITME is subject to restrictions which preclude us from utilizing this market to remit dividends. The bond issuance process uses a bidding process, where companies and individuals requiring U.S. dollars place a request for a fixed sum, and CADIVI then determines how to allocate out the pool of U.S. dollars in that issuance.

In late October, 2010 we participated in a bond offering, repatriating approximately 4 million bolivars at a rate of 6.57 B/$, which resulted in an exchange loss of less than $1 million during the first quarter of fiscal 2011. While this indicates that there continue to be some government sanctioned processes available to convert bolivars to U.S. dollars at amounts other than the CADIVI or SITME rates, as we believe these processes do not constitute active markets, we continue to use the CADIVI official rate of 4.30 B/$ to remeasure our bolivar balances. We still intend to convert substantially all bolivars held by our Venezuelan subsidiaries to U.S. dollars as soon as practical and we continue to monitor for opportunities to convert their bolivars through Venezuelan government, or government backed, bond offerings.

Any future change in the CADIVI official rate or opening of additional parallel markets could lead us to use a different B/$ exchange rate and result in gains or losses on our bolivar denominated assets held by our subsidiaries, which are valued at approximately $5 million as of March 31, 2011.

Cash Flows from Investing Activities

Cash flows from investing activities were primarily driven by capital expenditures and consumed $73 million of cash in the first six months of fiscal 2011 compared to $34 million in the first six months of fiscal 2010. Capital expenditures in the first six months of fiscal 2011 were primarily related to replacement capital for our operating facilities, investments in energy recovery technology, our FMO capacity expansion project in Jiangxi Province, China, and our masterbatch capacity expansion project in Tianjin, China.

During the first six months of fiscal 2010, capital expenditures were primarily related to replacement capital for our rubber blacks facilities.

Capital expenditures for the remainder of fiscal 2011 are expected to be approximately $180 million, primarily for investments in energy related projects and capacity expansion as well as higher spending for ongoing maintenance replacement capital.

Cash Flows from Financing Activities

Financing activities consumed $14 million of cash in the first six months of fiscal 2011 compared to $27 million in the first six months of fiscal 2010. In the first six months of fiscal 2011 and 2010, financing cash out flows were primarily driven by dividend payments to our shareholders of $24 million and $23 million, respectively, offset by a net increase in debt of $10 million and $3 million, respectively.

Purchase Commitments

We have entered into long-term purchase agreements primarily for the purchase of raw materials and natural gas. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at March 31, 2011.

	Payments Due by Fiscal Year
	Remainder of fiscal 2011	2012	2013	2014	2015	Thereafter	Total
	(Dollars in millions)
Core Segment:
Rubber Blacks Business	$166	$236	$206	$160	$157	$1,298	$2,223
Supermetals Business	12	15	13	5	—	—	45
Performance Segment	12	22	20	21	21	189	285
New Business Segment	—	1	1	—	—	—	2
Corporate and other	2	—	—	—	—	—	2

Total	$192	$274	$240	$186	$178	$1,487	$2,557

Off-balance sheet arrangements

Cabot has no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations concerning the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with the closing of certain manufacturing facilities and restructuring initiatives; the amount and timing of payments associated with environmental remediation and respirator claims; the outcome of pending litigation and environmental matters; our expected tax rate for fiscal 2011; cash requirements and uses of available cash, including anticipated capital spending; and our ability to meet cash requirements for the foreseeable future.

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

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in the forward-looking statements: changes in raw material costs; lower than expected demand for our products; the loss of one or more of our important customers; our inability to complete capacity expansions as planned; our failure to develop new products or to keep pace with technological developments; fluctuations in currency exchange rates; patent rights of others; stock and credit market conditions; the timely commercialization of products under development (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); our ability to successfully implement our cost reduction initiatives and organizational restructurings; demand for our customers’ products; competitors’ reactions to market conditions; delays in the successful integration of structural changes, including joint ventures; severe weather events that cause business interruptions, including plant and power outages or disruptions in supplier or customer operations; the accuracy of the assumptions we used in establishing a reserve for our share of liability for respirator claims; and the outcome of pending litigation. Other factors and risks are discussed in our 2010 10-K.

IV. Recently Issued Accounting Pronouncements – Not Yet Adopted

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended March 31, 2011 does not differ materially from that discussed under Item 7A of our 2010 10-K.

Item 4.	Controls and Procedures

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2011 and September 30, 2010, there were approximately 43,000 and 45,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. We have a reserve to cover our expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2062. At March 31, 2011 and September 30, 2010, the reserve was $13 million and $15 million, respectively, on a discounted basis ($18 million and $20 million on an undiscounted basis, respectively). Cash payments related to this liability were approximately $3 million and $1 million in the first six months of fiscal 2011 and 2010, respectively.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our 2010 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding the Company’s purchases of its equity securities during the quarter ended March 31, 2011.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)

January 1, 2011 – January 31, 2011	2,000	$9.61	—	4,311,122
February 1, 2011 – February 28, 2011	2,984	$34.21	—	4,311,122
March 1, 2011 – March 31, 2011	2,685	$44.59	—	4,311,122

Total	7,669		—

(1)

On May 11, 2007, we publicly announced that the Board of Directors authorized us to repurchase five million shares of our common stock on the open market or in privately negotiated transactions. On September 14, 2007, the Board of Directors increased the share repurchase authorization to 10 million shares (the “2007 Authorization”). This authority does not have a set expiration date. We did not repurchase any shares under the 2007 Authorization during the second quarter of fiscal 2011.

In addition to the 2007 Authorization, in certain circumstances the Board has authorized us to repurchase shares of restricted stock from employees after such shares vest to satisfy tax withholding obligations and certain associated loan repayment liabilities. The shares are repurchased from employees at fair market value. During the second quarter of fiscal 2011, we repurchased 4,769 shares from employees under this authorization.

From time to time, we also repurchase shares of unvested restricted stock from employees whose employment is terminated before such shares vest. These shares are repurchased pursuant to the terms of our equity incentive plans and are not included in the shares repurchased under the authorizations described above. During the second quarter of fiscal 2011, we repurchased 2,900 forfeited shares pursuant to the terms of our equity incentive plans. The purchase price for these repurchased shares was the employee’s original purchase price for the stock, which under the terms of the long-term incentive compensation program in place at the time these shares were issued was an amount equal to 30% of the fair market value of the purchased shares on the date of grant. The average price per share paid for these forfeited shares was $9.61.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six months ended March 31, 2011 and 2010; (ii) the Consolidated Balance Sheets at March 31, 2011 and September 30, 2010; (iii) the Consolidated Statement of Cash Flows for the six months ended March 31, 2011 and 2010; (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the six months ended March 31, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements, March 31, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: May 10, 2011	By:	/S/ EDUARDO E. CORDEIRO
Eduardo E. Cordeiro
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: May 10, 2011	By:	/S/ JAMES P. KELLY
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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six months ended March 31, 2011 and 2010; (ii) the Consolidated Balance Sheets at March 31, 2011 and September 30, 2010; (iii) the Consolidated Statement of Cash Flows for the six months ended March 31, 2011 and 2010; (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the six months ended March 31, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements, March 31, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.