Form 10-Q
period 2011-06-30
CABOT CORP
filed 2011-08-09
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of July 29, 2011 the Company had 65,410,103 shares of Common Stock, par value $1 per share, outstanding.

CABOT CORPORATION INDEX

Part I.    Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30		Nine Months Ended June 30
	2011	2010	2011	2010
	(In millions, except per share amounts)
Net sales and other operating revenues	$883	$753	$2,427	$2,144
Cost of sales	708	599	1,933	1,714

Gross profit	175	154	494	430
Selling and administrative expenses	62	61	190	189
Research and technical expenses	17	16	53	53

Income from operations	96	77	251	188
Interest and dividend income	1	1	2	1
Interest expense	(9)	(10)	(29)	(30)
Other (expense) income	(5)	2	1	(2)

Income from continuing operations before income taxes and equity in net income of affiliated companies	83	70	225	157
Provision for income taxes	(18)	(20)	(29)	(30)
Equity in net income of affiliated companies	2	1	6	5

Income from continuing operations	67	51	202	132
Income from discontinued operations, net of tax	—	—	1	—

Net income	67	51	203	132
Net income attributable to noncontrolling interests	7	4	17	13

Net income attributable to Cabot Corporation	$60	$47	$186	$119

Weighted-average common shares outstanding, in millions:
Basic	64.7	63.9	64.6	63.7

Diluted	65.6	64.5	65.4	64.2

Income per common share:
Basic:
Income from continuing operations attributable to Cabot Corporation	$0.93	$0.72	$2.82	$1.82
Income from discontinued operations	—	—	0.02	—

Net income attributable to Cabot Corporation	$0.93	$0.72	$2.84	$1.82

Diluted:
Income from continuing operations attributable to Cabot Corporation	$0.92	$0.72	$2.79	$1.81
Income from discontinued operations	—	—	0.02	—

Net income attributable to Cabot Corporation	$0.92	$0.72	$2.81	$1.81

Dividends per common share	$0.18	$0.18	$0.54	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	June 30, 2011	September 30, 2010
	(In millions)
Current assets:
Cash and cash equivalents	$344	$387
Accounts and notes receivable, net of reserve for doubtful accounts of $5 and $4	697	576
Inventories:
Raw materials	133	121
Work in process	9	38
Finished goods	249	178
Other	43	36

Total inventories	434	373
Prepaid expenses and other current assets	73	72
Deferred income taxes	32	30

Total current assets	1,580	1,438

Property, plant and equipment	3,141	2,943
Accumulated depreciation and amortization	(2,111)	(1,968)

Net property, plant and equipment	1,030	975

Goodwill	41	39
Equity affiliates	58	61
Intangible assets, net of accumulated amortization of $13 and $12	4	4
Assets held for rent	46	40
Deferred income taxes	255	245
Other assets	88	84

Total assets	$3,102	$2,886

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	June 30, 2011	September 30, 2010
	(In millions, except share and per share amounts)
Current liabilities:
Notes payable to banks	$61	$29
Accounts payable and accrued liabilities	429	447
Income taxes payable	20	34
Deferred income taxes	6	6
Current portion of long-term debt	26	23

Total current liabilities	542	539

Long-term debt	578	600
Deferred income taxes	6	6
Other liabilities	341	324
Commitments and contingencies (Note E)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value Issued and Outstanding : None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value Issued: 65,439,772 and 65,429,916 shares Outstanding: 65,406,101 and 65,370,220 shares	65	65
Less cost of 33,671 and 59,696 shares of common treasury stock	(1)	(2)
Additional paid-in capital	60	46
Retained earnings	1,276	1,125
Deferred employee benefits	(16)	(20)
Accumulated other comprehensive income	126	88

Total Cabot Corporation stockholders’ equity	1,510	1,302
Noncontrolling interests	125	115

Total stockholders’ equity	1,635	1,417

Total liabilities and stockholders’ equity	$3,102	$2,886

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended June 30
	2011	2010
	(In millions)
Cash Flows from Operating Activities:
Net income	$203	$132
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	105	107
Deferred tax provision	(16)	6
Impairment charges	—	2
Loss on sale of property, plant and equipment	3	7
Equity in net income of affiliated companies	(6)	(5)
Non-cash compensation	16	22
Changes in assets and liabilities:
Accounts and notes receivable	(96)	(142)
Inventories	(46)	(9)
Prepaid expenses and other current assets	2	(9)
Accounts payable and accrued liabilities	(39)	(7)
Income taxes payable	(14)	(11)
Other liabilities	—	(4)
Cash dividends received from equity affiliates	4	6
Other	1	4

Cash provided by operating activities	117	99

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(129)	(57)
Proceeds from sales of property, plant and equipment	—	6
(Increase) decrease in assets held for rent	(7)	1
Investment in equity affiliate	(2)	—
Settlement of derivatives	—	(7)

Cash used in investing activities	(138)	(57)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	43	30
Repayments under financing arrangements	(35)	(17)
Repayments of long-term debt	(20)	(6)
Increase (decrease) in notes payable to banks, net	23	(2)
Purchases of common stock	(9)	(5)
Proceeds from sales of common stock	4	2
Cash dividends paid to noncontrolling interests	(9)	(6)
Cash dividends paid to common stockholders	(35)	(35)
Proceeds from restricted stock loan payments	3	—

Cash used in financing activities	(35)	(39)

Effect of exchange rate changes on cash	13	(12)

Decrease in cash and cash equivalents	(43)	(9)
Cash and cash equivalents at beginning of period	387	304

Cash and cash equivalents at end of period	$344	$295

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended June 30, 2010

(In millions, except shares in thousands)

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Accumulated Other Comprehensive Income	Cabot Corporation Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Cost
Balance at September 30, 2009	65,309	$63	$18	$1,018	$(25)	$60	$1,134	$103	$1,237
Net income attributable to Cabot Corporation				119						$119
Foreign currency translation adjustment						(4)				(4)

Total other comprehensive loss										(4)

Comprehensive income attributable to Cabot Corporation, net of tax(1)							115			$115

Net income attributable to noncontrolling interests, net of tax								13		$13
Noncontrolling interests foreign currency adjustment								(4)		(4)

Comprehensive income attributable to noncontrolling interests, net of tax(1)										9

Comprehensive income(1)									124	$124

Noncontrolling interests - dividends								(6)	(6)
Cash dividends paid to common stockholders				(35)			(35)		(35)
Issuance of stock under employee compensation plans, net of forfeitures	193	2	6				8		8
Amortization of share-based compensation			14				14		14
Purchase and retirement of common and treasury stock	(205)	(2)	(3)				(5)		(5)
Principal payment by Employee Stock Ownership Plan under guaranteed loan					4		4		4

Balance at June 30, 2010	65,297	$63	$35	$1,102	$(21)	$56	$1,235	$106	$1,341

(1)

Comprehensive income for the three months ended June 30, 2010 was $49 million, which consists of comprehensive income attributable to Cabot Corporation, net of tax of $48 million and comprehensive income attributable to noncontrolling interests, net of tax of $1 million.

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended June 30, 2011

(In millions, except shares in thousands)

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Accumulated Other Comprehensive Income	Cabot Corporation Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Cost
Balance at September 30, 2010	65,370	$63	$46	$1,125	$(20)	$88	$1,302	$115	$1,417
Net income attributable to Cabot Corporation				186						$186
Foreign currency translation adjustment						39				39
Change in unrealized loss on investments and derivatives, net of tax						(1)				(1)

Total other comprehensive income										38

Comprehensive income attributable to Cabot Corporation, net of tax(1)							224			$224

Net income attributable to noncontrolling interests, net of tax								17		$17
Noncontrolling interests foreign currency adjustment								4		4

Comprehensive income attributable to noncontrolling interests, net of tax(1)										21

Comprehensive income(1)									245	$245

Noncontrolling interests - dividends								(11)	(11)
Cash dividends paid to common stockholders				(35)			(35)		(35)
Issuance of stock under employee compensation plans, net of forfeitures	268	1	7				8		8
Amortization of share-based compensation			13				13		13
Purchase and retirement of common and treasury stock	(232)	—	(9)				(9)		(9)
Notes receivable for restricted stock - payments			3				3		3
Principal payment by Employee Stock Ownership Plan under guaranteed loan					4		4		4

Balance at June 30, 2011	65,406	$64	$60	$1,276	$(16)	$126	$1,510	$125	$1,635

(1)

Comprehensive income for the three months ended June 30, 2011 was $86 million, which consists of comprehensive income attributable to Cabot Corporation, net of tax of $78 million and comprehensive income attributable to noncontrolling interests, net of tax of $8 million.

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 2011 and 2010. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year or any other period.

The amount included in the caption “Income from discontinued operations, net of tax” in the consolidated statements of operations represents a tax settlement in connection with the Company’s discontinued operations. The settlement amount was a benefit of approximately $1 million for the nine months ended June 30, 2011.

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

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments.

	Three months ended June 30		Nine months ended June 30
	2011	2010	2011	2010

Core Segment
Rubber Blacks Business	62%	60%	61%	60%
Supermetals Business	6%	7%	6%	6%
Performance Segment	28%	27%	28%	28%
New Business Segment	3%	3%	3%	3%
Specialty Fluids Segment	1%	3%	2%	3%

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

Cabot maintains allowances for doubtful accounts based on an assessment of the collectability of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the first nine months of fiscal 2011 and 2010 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

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

Cabot uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates and foreign currency exchange rates, which exist as part of its on-going business operations. Cabot does not enter into derivative contracts for speculative purposes, nor does it hold or issue any derivative contracts for trading purposes. All derivatives are recognized on the consolidated balance sheets at fair value. Where Cabot has a legal right to offset derivative settlements under a master netting agreement with a counterparty, derivatives with that counterparty are presented on a net basis. The changes in the fair value of derivatives are recorded in either earnings or accumulated other comprehensive income, depending on whether or not the instrument is designated as part of a hedge transaction and, if designated as part of a hedge transaction, the type of hedge transaction. The gains or losses on derivative instruments reported in accumulated other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings during the period in which the ineffectiveness occurs.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

UNAUDITED

Income Tax in Interim Periods

The Company records its tax provision or benefit on an interim basis using an estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period. Losses from jurisdictions for which no benefit can be recognized and the income tax effects of unusual or infrequent items are excluded from the estimated annual effective tax rate and are recognized in the impacted interim period as discrete items. During the nine months ended June 30, 2011, the Company recognized as discrete items net tax benefits of $30 million, including $23 million from the repatriation of high tax dividends in response to changes in U.S. tax legislation and $7 million principally from the renewal of the U.S. research and experimentation credit, China investment tax credits and net tax settlements and releases.

Valuation allowances are provided against a variety of deferred tax assets including net operating loss, foreign tax credit and other tax credit carryforwards where management believes that the Company has a 50% or less chance of utilizing the associated benefit in the future. Changes in valuation allowances may impact the annual estimated tax rate, the interim period as a discrete item, or both. The estimated annual effective tax rate may also be significantly impacted by nondeductible expenses, and the Company’s projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period when such estimates are revised.

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $112 million higher as of June 30, 2011 and $98 million higher as of September 30, 2010. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.

During the three and nine months ended June 30, 2011 and 2010, inventory quantities were reduced at the Company’s U.S. Supermetals site resulting in a liquidation of LIFO layers. This had the following effects on cost of sales and net income:

	Three months ended June 30		Nine months ended June 30
	2011	2010	2011	2010
	(Dollars in millions, except per share amounts)
Decrease in cost of sales	$6	$8	$20	$15
Increase in net income	$4	$5	$13	$9
Increase in net income per diluted common share	$0.06	$0.08	$0.20	$0.15

Cabot reviews inventory for both potential obsolescence and potential declines in anticipated selling prices. In this review, the Company makes assumptions about the future demand for and market value of the inventory, and based on these assumptions estimates the amount of any obsolete, unmarketable, slow moving or overvalued inventory. Cabot writes down the value of these inventories by an amount equal to the difference between the cost of the inventory and its estimated market value. There were no significant write-downs in either the three or nine months ended June 30, 2011 or 2010.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

UNAUDITED

C. Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reporting unit with goodwill balances for the periods ended June 30, 2011 and September 30, 2010, are as follows:

	Rubber Blacks	Fumed Metal Oxides	Security Materials	Total
	(Dollars in millions)
Balance at September 30, 2010	$27	$11	$1	$39
Foreign currency translation adjustment and other	—	1	1	2

Balance at June 30, 2011	$27	$12	$2	$41

Impairment tests are performed at least annually. The Company performed its annual impairment assessment as of March 31, 2011 and determined that there was no impairment.

During the current year Cabot reassessed the goodwill reporting units due to the recent acquisition of Oxonica Materials Inc. (now renamed Cabot Security Materials Inc.) from Oxonica Plc. As a result of this reassessment, the New Business Segment was split into separate reporting units, and Security Materials was identified as carrying the goodwill balance previously held by the New Business Segment.

Cabot does not have any indefinite-lived intangible assets. Cabot had $4 million of finite-lived intangible assets as of both June 30, 2011 and September 30, 2010. Intangible assets are amortized over their estimated useful lives, which range from six to fourteen years, with a weighted average period of ten years. Amortization relative to these intangible assets is expected to aggregate to less than $1 million per year over the next five years.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

UNAUDITED

D. Employee Benefit Plans

Curtailment of employee benefit plan

During the first nine months of fiscal 2011, the Company incurred a curtailment in one of its foreign employee benefit plans as a result of an action initiated as part of the 2009 Global Restructuring Plan as discussed in Note H. Associated with this curtailment, the Company recognized a $1 million benefit in the first nine months of fiscal 2011.

Net periodic defined benefit pension and other postretirement benefit costs

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended June 30
	2011		2010		2011		2010
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$1	$2	$1	$1	$—	$—	$1	$—
Interest cost	2	2	2	2	1	—	1	—
Expected return on plan assets	(2)	(3)	(3)	(3)	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(1)	—
Amortization of actuarial loss	—	—	—	1	—	—	—	—

Net periodic benefit cost	$1	$1	$—	$1	$1	$—	$1	$—

	Nine Months Ended June 30
	2011		2010		2011		2010
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$3	$5	$3	$4	$1	$—	$1	$—
Interest cost	6	6	6	7	3	—	3	—
Expected return on plan assets	(6)	(9)	(7)	(9)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(2)	—	(3)	—
Amortization of actuarial loss	—	2	—	2	—	—	—	—
Curtailment income	—	(1)	—	—	—	—	—	—

Net periodic benefit cost	$3	$3	$2	$4	$2	$—	$1	$—

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

UNAUDITED

E. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements, the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at June 30, 2011.

	Payments Due by Fiscal Year
	Remainder of fiscal 2011	2012	2013	2014	2015	Thereafter	Total
	(Dollars in millions)
Core Segment:
Rubber Blacks Business	$79	$241	$210	$163	$160	$1,240	$2,093
Supermetals Business	1	19	13	6	—	—	39
Performance Segment	4	17	29	30	30	302	412
New Business Segment	—	1	1	—	—	—	2

Total	$84	$278	$253	$199	$190	$1,542	$2,546

Guarantee Agreements

Cabot has provided certain indemnities pursuant to which it may be required to make payments to an indemnified party in connection with certain transactions and agreements. In connection with certain acquisitions and divestitures, Cabot has provided routine indemnities with respect to such matters as environmental, tax, insurance, product and employee liabilities. In connection with various other agreements, including service and supply agreements, Cabot has provided routine indemnities for certain contingencies and routine warranties. Cabot is unable to estimate the maximum potential liability for these types of indemnities as a maximum obligation is not explicitly stated in most cases and the amounts, if any, are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be reasonably estimated. The duration of the indemnities vary, and in many cases are indefinite. Cabot has not recorded any liability for these indemnities in the consolidated financial statements, except as otherwise disclosed.

Contingencies

Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Matters

As of June 30, 2011 and September 30, 2010, Cabot had $6 million on both a discounted and undiscounted basis and $7 million on both a discounted and undiscounted basis, respectively, reserved for environmental matters primarily related to divested businesses. These amounts represent Cabot’s best estimates of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative cleanup methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Cash payments related to these environmental matters were $2 million and $1 million in the first nine months of fiscal 2011 and 2010, respectively.

Other Matters

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. As more fully described in the 2010 10-K, the respirator liabilities involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of AO respirators that are alleged to have been negligently designed or labeled.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

UNAUDITED

As of June 30, 2011 and September 30, 2010, there were approximately 43,000 and 45,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2062. At June 30, 2011 and September 30, 2010, the reserve was $12 million and $15 million, respectively, on a discounted basis ($17 million and $20 million on an undiscounted basis, respectively). Cash payments related to this liability were $3 million and $1 million in the first nine months of fiscal 2011 and 2010, respectively.

Other

During the nine months ended June 30, 2011, the Company recognized a benefit of approximately $9 million related to a legal judgment associated with a feedstock pipeline breakage that occurred in a prior period. This benefit was recorded within cost of sales and other (expense) income in the consolidated statements of operations.

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

F. Income Tax Uncertainties

As of June 30, 2011, the total amount of unrecognized tax benefits was $73 million, of which $47 million was recorded in the Company’s consolidated balance sheet and $26 million, principally related to certain net operating loss carryforwards, was not recorded. In addition, accruals of $5 million and $15 million have been recorded for penalties and interest, respectively, as of June 30, 2011.

A reconciliation of the beginning and ending total amounts of unrecognized tax benefits for the nine months ended June 30, 2011 and 2010 is as follows:

	Nine months ended June 30
	2011	2010
	(Dollars in millions)
Balance at beginning of the period	$75	$81
Additions based on tax positions related to the current year	2	5
Additions based on tax positions of prior years	2	1
Reduction for tax positions of prior years	(6)	(14)

Balance at end of the period	$73	$73

If the unrecognized tax benefits of $73 million were recognized at a given point in time, there would be approximately a $36 million favorable impact on the Company’s tax provision as a portion of the amount recognized would create a deferred tax asset which would attract a full valuation allowance based on the Company’s current assessment of recoverability.

During the first nine months of fiscal 2011, the balance of unrecognized tax benefits was reduced by $6 million primarily due to the settlement of audits in a number of tax jurisdictions including a settlement recorded in income from discontinued operations, net of tax, in the consolidated statement of operations. Certain Cabot subsidiaries are under audit in jurisdictions outside of the U.S. In addition, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of one or more of these audits or the lapse of applicable statutes of limitations; however, an estimated range of the impact on the unrecognized tax benefits cannot be quantified at this time.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

UNAUDITED

G. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Three Months Ended June 30		Nine Months Ended June 30
	2011	2010	2011	2010
	(Dollars and shares in millions, except per share amounts)
Basic EPS:
Net income attributable to Cabot Corporation	$60	$47	$186	$119
Less: Dividends and dividend equivalents to participating securities	—	—	1	1
Less: Undistributed earnings allocated to participating securities(1)	—	1	2	2

Earnings allocated to common shareholders (numerator)	$60	$46	$183	$116

Weighted average common shares outstanding	65.4	65.3	65.4	65.3
Less: Participating securities(1)	0.7	1.4	0.8	1.6

Adjusted weighted average common shares (denominator)	64.7	63.9	64.6	63.7

Basic EPS	$0.93	$0.72	$2.84	$1.82

Diluted EPS:
Earnings allocated to common shareholders	$60	$46	$183	$116
Plus: Earnings allocated to participating securities	—	1	3	3
Less: Adjusted earnings allocated to participating securities(2)	—	(1)	(3)	(3)

Earnings allocated to common shareholders (numerator)	$60	$46	$183	$116

Adjusted weighted average common shares outstanding	64.7	63.9	64.6	63.7
Effect of dilutive securities:
Common shares issuable(3)	0.9	0.6	0.8	0.5

Adjusted weighted average common shares (denominator)	65.6	64.5	65.4	64.2

Diluted EPS	$0.92	$0.72	$2.81	$1.81

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2011	2010	2011	2010
	(Dollars in millions)
Calculation of undistributed earnings:
Net income attributable to Cabot Corporation	$60	$47	$186	$119
Less: Dividends declared on common stock	11	12	34	34
Less: Dividends declared on participating securities	—	—	1	1

Undistributed earnings	$49	$35	$151	$84

Allocation of undistributed earnings:
Undistributed earnings allocated to common shareholders	$49	$34	$149	$82
Undistributed earnings allocated to participating shareholders	—	1	2	2

Undistributed earnings	$49	$35	$151	$84

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

UNAUDITED

(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Supplemental Retirement Savings Plan; and (iii) assumed issuance of shares under outstanding performance-based stock unit awards issued under Cabot’s equity incentive plans. For the three and nine months ended June 30, 2011, 121,000 and 271,000 incremental shares of common stock, respectively, were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been anti-dilutive. For both the three and nine months ended June 30, 2010, 206,000 incremental shares of common stock were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Cabot common stock for the relevant period.

H. Restructuring

Cabot’s restructuring activities were recorded in the consolidated statements of operations as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2011	2010	2011	2010
	(Dollars in millions)
Cost of sales	$5	$12	$15	$23
Selling and administrative expenses	—	2	1	15

Total	$5	$14	$16	$38

Details of these restructuring activities and the related reserves during the three months ended June 30, 2011 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at March 31, 2011	$14	$2	$—	$1	$17
Charges	2	1	1	1	5
Costs charged against assets/liabilities	—	—	(1)	—	(1)
Cash paid	(3)	(2)	—	(1)	(6)

Reserve at June 30, 2011	$13	$1	$—	$1	$15

Details of these restructuring activities and the related reserves during the nine months ended June 30, 2011 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at September 30, 2010	$18	$1	$—	$—	$19
Charges	6	2	4	4	16
Costs charged against assets / liabilities	—	—	(4)	1	(3)
Cash paid	(12)	(2)	—	(4)	(18)
Foreign currency translation adjustment	1	—	—	—	1

Reserve at June 30, 2011	$13	$1	$—	$1	$15

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

UNAUDITED

Closure of Grigno, Italy Manufacturing Facility and Other Activities

In February 2011, the Company ceased manufacturing operations at its thermoplastic concentrates facility in Grigno, Italy. This decision was made to align Cabot’s manufacturing capabilities with the market outlook and Cabot’s Performance Segment strategy. The closure, which affected 37 employees, resulted in $6 million of charges to earnings and is comprised of $3 million for severance and employee benefits and $3 million for accelerated depreciation and asset impairments.

Through June 30, 2011, Cabot made $1 million of cash payments associated with this restructuring plan. The Company expects to make cash payments of less than $1 million during the remainder of fiscal 2011 and $2 million thereafter.

As of June 30, 2011, Cabot has $2 million of accrued restructuring costs in the consolidated balance sheet related to this site closure.

In addition, during the first nine months of fiscal 2011 Cabot recorded approximately $4 million of other severance-related restructuring charges. Cabot expects the entire $4 million to be paid in fiscal 2012.

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

The Company expects the closure plan will result in a total pre-tax charge to earnings of approximately $20 million. Through June 30, 2011, Cabot has recorded $19 million of charges associated with this restructuring, comprised of $6 million for severance and employee benefits, $10 million for accelerated depreciation and asset impairments, $1 million for demolition and site clearing costs and $2 million for other post-closing costs. These amounts exclude any potential gain that may be realized on the sale of certain assets related to the manufacturing facility.

Net cash outlays related to this plan are expected to be approximately $8 million. Through June 30, 2011, Cabot has made cash payments of $7 million. The Company expects to make cash payments of approximately $1 million during the remainder of fiscal 2011 and thereafter. These amounts exclude any potential cash to be received on the sale of certain assets related to the manufacturing facility.

As of June 30, 2011, Cabot has $1 million of accrued restructuring costs in the consolidated balance sheet related to this site closure.

2009 Global Restructuring

In fiscal 2009, Cabot initiated its 2009 Global Restructuring Plan. Under this plan, the Company closed three of its manufacturing facilities and implemented operating cost and workforce reductions across a variety of its other operations. In fiscal 2010 the Company consolidated several of its European administrative offices in a new European headquarters office in Switzerland.

The Company expects this restructuring will result in a cumulative pre-tax charge to earnings of approximately $124 million, of which $123 million has been recorded through June 30, 2011. The total amounts the Company has recorded for each major type of cost associated with the restructuring plan are: (i) severance and employee benefits of $55 million for approximately 400 employees, (ii) accelerated depreciation and impairment of facility assets of $48 million, net of gains associated with the sale of certain assets, (iii) demolition and site clearing costs of $5 million, and (iv) other post-closing costs of $15 million. Net cash outlays related to these actions are expected to be approximately $69 million. Through June 30, 2011, Cabot has made net cash payments of $65 million. The Company expects to make net cash payments of approximately $4 million during the remainder of fiscal 2011 and thereafter.

As of June 30, 2011, Cabot has $8 million of restructuring costs in accrued expenses in the consolidated balance sheet related to this plan.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

There were no transfers between Level 1 and Level 2, or transfers into or out of Level 3, during the first nine months of either fiscal 2011 or 2010.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and September 30, 2010. The derivatives presented in the table below are presented by derivative type, net of the legal right to offset derivative settlements by each counterparty:

	June 30, 2011	September 30, 2010
	Level 2 Inputs	Level 2 Inputs
	(Dollars in millions)
Assets at fair value:
Guaranteed investment contract(1)	$15	$14
Derivatives relating to:
Interest rates(2)	3	5
Foreign currency(2)	1	—

Total assets at fair value	$19	$19

Liabilities at fair value:
Derivatives relating to: Foreign currency(2)	$50	$42

Total liabilities at fair value	$50	$42

(1)	Included in “Other assets” in the consolidated balance sheets.

(2)	Included in “Prepaid expenses and other current assets”, “Other assets”, “Accounts payable and accrued liabilities” or “Other liabilities” in the consolidated balance sheets.

During the three and nine months ended June 30, 2011, there was no change to assets measured at fair value on a nonrecurring basis. Additionally, there was no change to assets measured at fair value on a nonrecurring basis during the three months ended June 30, 2010. However, during the nine months ended June 30, 2010, Cabot’s management concluded that the carrying value of land related to a former carbon black location exceeded its fair value of $6 million based on a comparison of similar facilities in the region. Accordingly, the Company recorded an impairment charge of $2 million within cost of sales in the consolidated statement of operations to write this land down to its $6 million fair value during the nine months ended June 30, 2010. The value of the land is included in other assets in the consolidated balance sheet.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

UNAUDITED

J. Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at June 30, 2011 and September 30, 2010 are as follows:

	June 30, 2011		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Assets:
Cash and cash equivalents	$344	$344	$387	$387
Accounts and notes receivable	697	697	576	576
Derivative instruments	1	1	2	2
Liabilities:
Notes payable to banks	61	61	29	29
Accounts payable and accrued liabilities	429	429	447	447
Long-term debt—fixed rate	582	631	604	661
Long-term debt—floating rate	18	18	16	16
Capital lease obligations	4	4	3	3
Derivative instruments	47	47	39	39

At June 30, 2011 and September 30, 2010, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable to banks approximated carrying values due to the short-term nature of these instruments. The estimated fair values of derivative instruments are valued as described in Note I. The fair value of Cabot’s fixed rate long-term debt and capital lease obligations are estimated based on comparable quoted market prices at the respective period ends. The carrying amount of Cabot’s floating rate long-term debt approximates its fair value.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot’s credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. The Company minimizes counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. As of June 30, 2011, the counterparties with which the Company has executed derivatives carried a Standard and Poor’s credit rating between AA- and A+, inclusive. Cabot’s exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed at June 30, 2011.

Interest Rate Risk Management

Cabot’s objective is to maintain a certain fixed-to-floating interest rate mix on the Company’s debt portfolio. Cabot enters into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. The following table provides details of the derivatives held as of June 30, 2011 and September 30, 2010 to manage interest rate risk.

		Notional Amount		Hedge Designation
Description	Borrowing	June 30, 2011	September 30, 2010
Interest Rate Swap—Fixed to Variable	Eurobond (20% of $175 million)	USD 35 million	USD 35 million	Fair Value
Interest Rate Swap—Fixed to Variable(1)	Medium Term Notes	—	USD 15 million	Fair Value
Interest Rate Swap—Fixed to Variable	Medium Term Notes	USD 8 million	USD 8 million	Fair Value
Interest Rate Swap—Fixed to Variable	Medium Term Notes	USD 5 million	USD 5 million	Fair Value
Interest Rate Swap—Fixed to Variable	Medium Term Notes	USD 5 million	USD 5 million	Fair Value
Interest Rate Swap—Fixed to Variable	Medium Term Notes	USD 5 million	USD 5 million	Fair Value

(1)	Cabot’s interest rate swap derivative instrument and the hedged debt borrowing matured during the second quarter of fiscal 2011.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

UNAUDITED

In certain situations where the Company has forecasted purchases under a long-term commitment or forecasted sales denominated in a foreign currency, Cabot may enter into appropriate financial instruments in accordance with the Company’s risk management policy to hedge future cash flow exposures. The following table provides details of the derivatives held as of June 30, 2011 and September 30, 2010 to manage foreign currency risk.

		Notional Amount		Hedge Designation
Description	Borrowing	June 30, 2011	September 30, 2010
Cross Currency Swap	Eurobond (80% of $175 million)	USD 140 million swapped to EUR 124 million	USD 140 million swapped to EUR 124 million	No designation

Cross Currency Swap	Eurobond (20% of $175 million)	USD 35 million swapped to EUR 31 million	USD 35 million swapped to EUR 31 million	No designation

Forward Foreign Currency Contracts (1)	N/A	USD 21 million	USD 23 million	No designation

Forward Foreign Currency Contracts (2)	N/A	JPY 1,220 million	—	Cash Flow

(1)	Cabot’s forward foreign exchange contracts are denominated primarily in the Argentine peso, Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Euro, and Japanese yen.
(2)	Cabot’s forward foreign exchange contracts designated as cash flow hedges were entered into during the third quarter and first nine months of fiscal 2011.

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

In order to limit variability in cost to Cabot’s European operations, the Company committed to current prices by entering into agreements to purchase CERs and to sell EUAs, which settle each December until 2012. The following table provides details of the derivatives held as of June 30, 2011 and September 30, 2010 to manage commodity risk.

	Net Buyer / Net Seller	Notional Amount		Hedge Designation
Description		June 30, 2011	September 30, 2010
CERs	Buyer	EUR 1 million	EUR 2 million	No designation

EUAs	Seller	EUR 1 million	EUR 2 million	No designation

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

June 30, 2011

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

As of June 30, 2011, there were no open derivatives designated as net investment hedges. During the first quarter of fiscal 2010, the Company’s derivative instrument, which swapped $20 million to JPY 2.5 billion, matured leading to a cash settlement payment of $7 million in that period. The cumulative loss related to this net investment hedge recorded in accumulated other comprehensive income as of both June 30, 2011 and September 30, 2010 was $27 million.

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

For the three and nine months ended June 30, 2011, for derivatives designated as hedges, the change in unrealized losses in accumulated other comprehensive income, the hedge ineffectiveness recognized in earnings and the realized gains reclassified from accumulated other comprehensive income to earnings were immaterial. For the three and nine months ended June 30, 2010, for derivatives designated as hedges, the change in unrealized gains in accumulated other comprehensive income and the hedge ineffectiveness recognized in earnings was immaterial. Additionally, during these periods, there were no gains or losses reclassified from accumulated other comprehensive income to earnings.

For the three and nine months ended June 30, 2011, gains of $3 million and $9 million, respectively, were recognized in earnings as a result of the remeasurement to Euros of the $175 million bond issued by one of Cabot’s European subsidiaries. These gains, which were recognized in earnings through other (expense) income within the consolidated statement of operations, were offset by losses of $3 million and $6 million, respectively, from Cabot’s cross currency swaps that are not designated as hedges, but which Cabot entered into to offset the foreign currency translation exposure on the debt. Additionally, during the three and nine months ended June 30, 2011, Cabot recognized in earnings through other (expense) income within the consolidated statement of operations gains of less than $1 million and $1 million, respectively, related to its foreign currency forward contracts, which were not designated as hedges.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

UNAUDITED

For the three and nine months ended June 30, 2010, losses of $17 million and $32 million, respectively, were recognized in earnings as a result of the remeasurement to Euros of the $175 million bond issued by one of Cabot’s European subsidiaries. These losses, which were recognized in earnings through other (expense) income within the consolidated statement of operations, were offset by gains of $19 million and $34 million, respectively, from Cabot’s cross currency swaps that are not designated as hedges, but which Cabot entered into to offset the foreign currency translation exposure on the debt. Additionally, during the three and nine months ended June 30, 2010, Cabot recognized in earnings through other (expense) income within the consolidated statement of operations gains of $3 million and $6 million, respectively, related to its foreign currency forward contracts, which were not designated as hedges.

The following table provides the fair value and consolidated balance sheet presentations of derivative instruments by each derivative type, without regard to the legal right to offset derivative settlement by each counterparty:

	Consolidated Balance Sheet Caption	June 30, 2011	September 30, 2010
		(Dollars in millions)
Fair Value of Derivative Instruments
Asset Derivatives
Derivatives designated as hedges
Interest rate(1)	Prepaid expenses and other current assets, Other assets, and Other liabilities	$3	$5

Total derivatives designated as hedges		$3	$5

Derivatives not designated as hedges
Foreign currency	Prepaid expenses and other current assets	$1	$—
Commodity contracts(2)	Prepaid expenses and other current assets, and Other assets	1	2

Total derivatives not designated as hedges		$2	$2

Total Asset Derivatives		$5	$7

Liability Derivatives
Derivatives not designated as hedges
Foreign currency(1)	Accounts payable and accrued liabilities, and Other liabilities	$50	$42
Commodity contracts(2)	Prepaid expenses and other current assets, and Other assets	1	2

Total derivatives not designated as hedges		$51	$44

Total Liability Derivatives		$51	$44

(1)

Contracts of $3 million and $4 million presented on a gross basis in this table at June 30, 2011 and September 30, 2010, respectively, have the legal right to offset against other types of contracts with a common counterparty and, therefore, are presented on a net basis in noncurrent “Other liabilities” in the consolidated balance sheet.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

UNAUDITED

L. Venezuela

Overview

Cabot owns 49% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of June 30, 2011, these subsidiaries carried the operating affiliate investment of $25 million and held 21 million bolivars ($5 million) in cash and dividends receivable.

The following provides a synopsis of recent currency related events in Venezuela and their impact on Cabot’s financial statements:

Fourth quarter fiscal 2009

Continued political and economic uncertainty in Venezuela led Cabot to decide in the fourth quarter of fiscal 2009 to repatriate the majority of the Company’s cash from its Venezuelan subsidiaries using several available mechanisms, as exchange through the Venezuelan central bank (“CADIVI”) process was uncertain. Cabot remeasured any remaining bolivar denominated cash balances and bolivar denominated dividends receivable held in its subsidiaries using the parallel rate at the end of the reporting period, which was 5.55 bolivars to the U.S. dollar (“B/$”) as of September 30, 2009. This was necessary as it was Cabot’s intention to repatriate those monies as soon as practicable and Cabot believed that the official exchange rate sanctioned by the Venezuelan government would not be available to the Company for the purpose of dividend repatriation. This remeasurement resulted in a $6 million charge through other income (expense) within the consolidated statement of operations in the fourth quarter of fiscal 2009. This repatriation was completed in the first quarter of fiscal 2010.

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

June 30, 2011

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

Second quarter of fiscal 2011

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

During the second quarter of fiscal 2011, the operating affiliate paid a dividend of 1 million bolivars to the subsidiaries, bringing the balance of bolivar denominated cash and dividends receivable held by the subsidiaries as of March 31, 2011 to 21 million bolivars.

Third quarter of fiscal 2011

During the third quarter of fiscal 2011, the operating affiliate declared a dividend of 4 million bolivars to the subsidiaries, and paid the dividend in USD using an exchange rate of 4.30 B/$.

Any future change in the CADIVI official rate or opening of additional parallel markets could lead the Company to use a different B/$ exchange rate and result in gains or losses on the bolivar denominated assets held by Cabot’s subsidiaries, which are valued at approximately $5 million as of June 30, 2011.

While the events relating to the parallel market, and official exchange rate movements did not have a material impact on Cabot’s operating affiliate, the Company continues to monitor developments in Venezuela and their potential impact on the operating affiliate. Cabot uses a discounted cash flow model to determine if investments are impaired when triggering events such as changes in the business environment occur. Critical considerations of the model include the profitability of the operating affiliate and Cabot’s ability to repatriate the affiliate’s earnings. Based on the profitability of the operating affiliate and uncertainty concerning the continuation of the current currency restrictions, as evidenced by the successful third quarter remittance of dividends, Cabot does not believe that the investment in the operating affiliate is impaired.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

	Core Segment
	Rubber Blacks Business	Supermetals Business	Performance Segment	New Business Segment	Specialty Fluids Segment	Segment Total	Unallocated and Other	Consolidated Total
	(Dollars in millions)
Three months ended June 30, 2011
Net sales and other operating revenues(1)	$531	$47	$240	$30	$12	$860	$23	$883
Income (loss) before taxes(2)	$50	$19	$42	$1	$3	$115	$(32)	$83
Three months ended June 30, 2010
Net sales and other operating revenues(1)	$437	$47	$200	$25	$22	$731	$22	$753
Income (loss) before taxes(2)	$41	$14	$35	$—	$11	$101	$(31)	$70
Nine months ended June 30, 2011
Net sales and other operating revenues(1)	$1,436	$158	$652	$77	$42	$2,365	$62	$2,427
Income (loss) before taxes(2)	$138	$61	$109	$(1)	$10	$317	$(92)	$225
Nine months ended June 30, 2010
Net sales and other operating revenues(1)	$1,247	$128	$587	$64	$52	$2,078	$66	$2,144
Income (loss) before taxes(2)	$122	$23	$101	$(2)	$21	$265	$(108)	$157

(1)	Unallocated and Other reflects royalties paid by equity affiliates, external shipping and handling fees, and the impact of the corporate adjustment for unearned revenue.

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

	Three Months Ended June 30		Nine Months Ended June 30
	2011	2010	2011	2010
	(Dollars in millions)
Interest expense	$(9)	$(10)	$(29)	$(30)
Certain items(a)	(5)	(15)	(16)	(41)
Equity in net income of affiliated companies(b)	(2)	(1)	(6)	(5)
Unallocated corporate costs(c)	(12)	(9)	(35)	(30)
Foreign currency transactions and other (losses) income, net(d)	(4)	4	(6)	(2)

Total	$(32)	$(31)	$(92)	$(108)

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

UNAUDITED

(a)

Certain items are items that management does not consider to be representative of segment results and they are, therefore, excluded from segment EBIT. Certain items for both three and nine months ended June 30, 2011 primarily include charges for global restructuring activities discussed in Note H. Certain items for the three months ended June 30, 2010 include charges of $14 million related to the global restructuring activities discussed in Note H as well as $1 million related to environmental reserves and legal settlements. Certain items for the first nine months of fiscal 2010 include $38 million related to global restructuring activities, a $2 million long-lived asset impairment of land related to a former carbon black site, and $2 million for environmental reserves and legal settlements. These charges were partially offset by $1 million recovered from an investment previously impaired.

(b)	Equity in net income of affiliated companies is included in segment EBIT and is removed from Unallocated and Other to reconcile to segment EBIT.

(c)	Unallocated corporate costs are not controlled by the segments and primarily benefit corporate interests.

(d)

Foreign currency transactions and other (losses) income, net consists principally of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, and the profit related to the corporate adjustment for unearned revenue. Additionally, for both the three and nine months ended June 30, 2011, this amount included a $3 million charge related to a change in the net worth tax regulations in Colombia. For the nine months ended June 30, 2011, this amount also includes $3 million related to a portion of the benefit from a legal judgment.

The Performance Segment is comprised of the Performance Products and Fumed Metal Oxides Businesses. The net sales from each of these businesses for the three and nine months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2011	2010	2011	2010
	(Dollars in millions)
Performance Products	$173	$137	$464	$401
Fumed Metal Oxides	67	63	188	186

Total Performance Segment Sales	$240	$200	$652	$587

The New Business Segment is comprised of the Inkjet Colorants and the Aerogel Businesses and the business development activities of Cabot Superior MicroPowders. The net sales from each of these businesses for the three and nine months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2011	2010	2011	2010
	(Dollars in millions)
Inkjet colorants	$20	$15	$50	$43
Aerogel	8	8	19	16
Superior MicroPowders	2	2	8	5

Total New Business Segment Sales	$30	$25	$77	$64

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table shows the relative size of the revenue recognized in each of our reportable segments.

	Three months ended June 30		Nine months ended June 30
	2011	2010	2011	2010
Core Segment
Rubber Blacks Business	62%	60%	61%	60%
Supermetals Business	6%	7%	6%	6%
Performance Segment	28%	27%	28%	28%
New Business Segment	3%	3%	3%	3%
Specialty Fluids Segment	1%	3%	2%	3%

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

We maintain allowances for doubtful accounts based on an assessment of the collectability of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the third quarters of fiscal 2011 and 2010 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

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

For the reporting units that carry goodwill balances, our impairment test consists of a comparison of each reporting unit’s carrying value to its estimated fair value. A reporting unit, for the purpose of the impairment test, is at or one level below the operating segment level. The operating segments are determined and presented in accordance with the authoritative guidance on segment reporting. During the current year we reassessed our reporting units due to the recent acquisition of Oxonica Materials Inc. (now renamed Cabot Security Materials Inc.) from Oxonica Plc., and how the reporting units are managed and viewed. We split the New Business reporting unit into separate reporting units. We have three reporting units that carry goodwill balances: Rubber Blacks, Fumed Metal Oxides, and Security Materials. The estimated fair value of a reporting unit is primarily based on discounted estimated future cash flows. We validate this model by considering other factors such as the fair value of comparable companies to our reporting units, and also perform a reconciliation of the fair value of all our reporting units to our overall market capitalization. The assumptions used to estimate the discounted cash flows are based on our best estimates about selling prices, production and sales volumes, costs, future growth rates, capital expenditures and market conditions over an estimate of the remaining operating period at the reporting unit level. The discount rate is based on the weighted average cost of capital that is determined by evaluating the risk free rate of return, cost of debt, and expected equity premiums. If an impairment exists, a loss is recorded to write-down the value of goodwill to its implied fair value. Our goodwill impairment testing methodologies have not changed since the prior year’s test. As a result of the test completed for March 31, 2011, the estimated fair value substantially exceeded the carrying value of our reporting units.

As of June 30, 2011, our goodwill balance is allocated between three reporting units: Rubber Blacks $27 million, Fumed Metal Oxides $12 million, and Security Materials $2 million. There have been no goodwill impairment charges during either of the periods presented in these financial statements.

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

We use derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates and foreign currency exchange rates, which exist as part of our on-going business operations. We do not enter into derivative contracts for speculative purposes, nor do we hold or issue any derivative contracts for trading purposes. All derivatives are recognized on our consolidated balance sheets at fair value. Where we have a legal right to offset derivative settlements under a master netting agreement with a counterparty, derivatives with that counterparty are presented on a net basis. The changes in the fair value of derivatives are recorded in either earnings or accumulated other comprehensive income, depending on whether or not the instrument is designated as part of a hedge transaction and, if designated as part of a hedge transaction, the type of hedge transaction. The gains or losses on derivative instruments reported in accumulated other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings during the period in which the ineffectiveness occurs.

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

Assets and liabilities measured at fair value, including assets that are part of our defined benefit pension plans, are classified in the fair value hierarchy based on the inputs used for valuation. Assets that are actively traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued based on quoted prices for similar assets or liabilities in active markets, or standard pricing models using observable inputs are classified as Level 2. As of June 30, 2011, we have no assets or liabilities carried at fair value that are valued using unobservable inputs and, therefore, no assets or liabilities that are classified as Level 3. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to our total equity, as of June 30, 2011.

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

We have recorded a variety of deferred tax assets including net operating loss, foreign tax credit and other tax credit carryforwards. Our ability to utilize these deferred tax assets is dependent on achieving our forecasts of future taxable operating income in the applicable jurisdictions over an extended period of time. We review our forecasts in relation to actual results and expected trends on a quarterly basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our net deferred tax assets. Valuation allowances are provided against net deferred tax assets when we believe that we have a 50% or less chance of utilizing the associated benefit in the future. An increase in a valuation allowance would result in additional income tax expense and lower stockholders’ equity, and could have a significant impact on our earnings in future periods. The release of valuation allowances in periods when these tax attributes become realizable would reduce our effective tax rate.

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

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $112 million higher as of June 30, 2011 and $98 million higher as of September 30, 2010. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales, thereby reducing our profitability. If, however, we were using a FIFO method, our purchases from earlier periods, which were at lower prices, would instead be the first charged to cost of sales, thereby increasing our profitability.

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

During the three and nine months ended June 30, 2011 and 2010, inventory quantities were reduced at our U.S. Supermetals site resulting in a liquidation of LIFO layers. This had the following effects on cost of sales and net income:

	Three months ended June 30		Nine months ended June 30
	2011	2010	2011	2010
	(Dollars in millions, except per share amounts)
Decrease in cost of sales	$6	$8	$20	$15
Increase in net income	$4	$5	$13	$9
Increase in net income per diluted common share	$0.06	$0.08	$0.20	$0.15

We review inventory for both potential obsolescence and declines in anticipated selling prices. In this review, we make assumptions about the future demand for and market value of our inventory, and based on these assumptions estimate the amount of any obsolete, unmarketable, slow moving or overvalued inventory. We write down the value of our inventories by an amount equal to the difference between the cost of the inventory and its estimated market value.

Results of Operations

Definition of Terms

When discussing our business activities we use certain terms.

“Segment EBIT” is the measure used to show the profitability of the business reporting segments. In calculating segment EBIT we exclude “certain items,” meaning items that are considered by management to be unusual and not representative of segment results. In addition, in calculating segment EBIT we include equity in net income of affiliated companies, royalties paid by equity affiliates and allocated corporate costs but exclude interest expense, foreign currency transaction gains and losses, interest income, dividend income and unallocated corporate costs.

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

The discussion under the heading “Provision for Income Taxes” includes a discussion of our “operating tax rate”. In calculating our operating tax rate, we exclude discrete tax items, which are unusual or infrequent items that are excluded from the estimated annual effective tax rate and other tax items, including the impact of the timing of losses in certain jurisdictions, the cumulative rate adjustment and the impact of certain items on both operating income and the tax provision.

Overview

During the third quarter and first nine months of fiscal 2011, earnings increased compared to the third quarter and first nine months of fiscal 2010. Overall, the increase in both periods was principally driven by higher unit margins. Price increases, a more favorable product mix, and the benefit of energy centers on our operating costs more than offset higher raw material costs. For the third quarter of fiscal 2011, the Rubber Blacks Business benefited from higher unit margins that more than offset lower volumes, primarily driven by our closure of capacity in India in fiscal 2010. The Supermetals Business continued to benefit from higher margins driven by higher pricing and our actions over the past two years to transition to a more favorable product mix. Our Performance Segment experienced higher volumes and benefited from higher margins in both the Performance Products and Fumed Metal Oxides Businesses driven by higher pricing in the Performance Products Business and lower raw material costs in the Fumed Metal Oxides Business. In the New Business Segment, commercial revenues increased over the fiscal 2010 periods driven by an increase in volumes in the Inkjet Colorants Business.

Third Quarter and First Nine Months Fiscal 2011 versus Third Quarter and First Nine Months Fiscal 2010—Consolidated

Net Sales and Gross Profit

	Three months ended June 30		Nine months ended June 30
	2011	2010	2011	2010
	(Dollars in millions)
Net sales and other operating revenues	$883	$753	$2,427	$2,144
Gross profit	$175	$154	$494	$430

The $130 million increase in net sales from the third quarter of fiscal 2010 to the third quarter of fiscal 2011 was due primarily to higher prices and a favorable product mix (combined $108 million) and a benefit from foreign currency translation ($48 million) partially offset by lower volumes ($11 million). For the first nine months of fiscal 2011, net sales increased by $283 million when compared to the same period of fiscal 2010. The increase was driven primarily by higher prices and a favorable product mix (combined $226 million impact), the impact of higher volumes ($15 million) and a benefit from foreign currency translation ($56 million).

Gross profit increased by $21 million in the third quarter of fiscal 2011 and by $64 million in the first nine months of fiscal 2011 when compared to the same periods of fiscal 2010. The increases in both periods were principally driven by higher unit margins as higher prices and a favorable product mix more than offset higher raw material costs.

Selling and Administrative Expenses

	Three months ended June 30		Nine months ended June 30
	2011	2010	2011	2010
	(Dollars in millions)
Selling and administrative expenses	$62	$61	$190	$189

Selling and administrative expenses increased by $1 million in the third quarter of fiscal 2011 when compared to the same quarter of fiscal 2010. The increase was principally driven by costs associated with higher levels of business and business development activities. For the first nine months of fiscal 2011, selling and administrative expenses increased $1 million when compared to the first nine months of fiscal 2010. Spending associated with increased business and business development activity levels was partially offset by lower restructuring related expenses.

Research and Technical Expenses

	Three months ended June 30		Nine months ended June 30
	2011	2010	2011	2010
	(Dollars in millions)
Research and technical expenses	$17	$16	$53	$53

Research and technical expenses increased $1 million in the third quarter fiscal 2011 when compared to the same quarter of fiscal 2010. The increase was primarily driven by higher spending levels on new products in the Performance and New Business Segments. For the first nine months of fiscal 2011, research and technical expenses were flat when compared to the first nine months of fiscal 2010 as we maintained our investment in new product and process development opportunities across our businesses.

Interest and Dividend Income, Interest Expense and Other (Expense) Income

	Three months ended June 30		Nine months ended June 30
	2011	2010	2011	2010
	(Dollars in millions)
Interest and dividend income	$1	$1	$2	$1
Interest expense	$(9)	$(10)	$(29)	$(30)
Other (expense) income	$(5)	$2	$1	$(2)

Interest and dividend income was $1 million in the third quarter of both fiscal 2011 and 2010. Interest and dividend income increased by $1 million in the first nine months of fiscal 2011 when compared to the same period last year due to higher average cash balances during the first nine months of fiscal 2011.

Interest expense declined by $1 million in both the third quarter and first nine months of fiscal 2011 when compared to the same periods of fiscal 2010. The decline was driven by lower average debt levels in fiscal 2011 as compared to fiscal 2010.

Other (expense) income in the third quarter of fiscal 2011 was expense of $5 million as compared to income of $2 million in the same period of fiscal 2010. The decline of $7 million was due to the impact of a $3 million charge related to a change in the net worth tax regulations in Colombia and the remainder of the decline was principally due to a comparative unfavorable impact from foreign currency transactions. During the first nine months of fiscal 2011, other (expense) income was income of $1 million as compared to $2 million of expense in the same period of fiscal 2010. The $3 million improvement was principally due to a $3 million benefit from a legal judgment recorded in the second quarter of fiscal 2011 and a $2 million comparative improvement from foreign currency transactions, which are offset by a charge of $3 million related to a change in the net worth tax regulations in Colombia.

Provision for Income Taxes

	Three months ended June 30		Nine months ended June 30
	2011	2010	2011	2010
	(Dollars in millions)
Provision for income taxes	$(18)	$(20)	$(29)	$(30)

During the third quarter of fiscal 2011, we recorded a tax provision of $18 million, resulting in an overall 22% tax rate. This amount included net discrete tax benefits of $2 million from the recognition of tax credits in China, $1 million from U.S. tax return to provision adjustments and $1 million from audit settlements. The operating tax rate for the third quarter of fiscal 2011 was approximately 24%. In the third quarter of fiscal 2010, we recorded a net tax provision of $20 million, resulting in an overall 29% tax rate. This amount included net discrete tax benefits of $1 million from audit settlements, $2 million from the recognition of tax credits in China, $1 million related to the timing of losses in certain jurisdictions, and $1 million for the refund of taxes in Australia and India. The tax provision for the third quarter of fiscal 2010 also included charges of $3 million from a cumulative rate adjustment and $1 million from U.S. return to provision adjustments. The operating tax rate for the third quarter of fiscal 2010 was approximately 25%.

For the first nine months of fiscal 2011, we recorded a net tax provision of $29 million, resulting in an overall 13% tax rate. This amount included net discrete tax benefits of $23 million from the repatriation of high tax dividends in response to recent changes in U.S. tax legislation, $2 million from the recognition of tax credits in China, $2 million from the renewal of the U.S. research and experimentation (“R&E”) credit and $3 million from audit settlements. The operating tax rate for the first nine months of 2011 was approximately 25%. In the first nine months of fiscal 2010, we recorded an income tax provision of $30 million, resulting in an overall 19% tax rate. This included net discrete tax benefits of $14 million from audit settlements, a $2 million benefit related to currency devaluation in Venezuela, a $2 million benefit from the recognition of tax credits in China, and $1 million for the refund of taxes in Australia and India. The tax provision for the first nine months of fiscal 2010 also included charges of $2 million attributable to the timing of losses in certain locations and $1 million from U.S. return to provision adjustments. The operating tax rate for the first nine months of fiscal 2010 was approximately 25%.

We are currently under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2011, which may impact our tax expense and effective tax rate going forward. We expect our operating tax rate for fiscal 2011 to be between 25% and 26%, which compares to 27% in fiscal 2010.

Equity in Net Income of Affiliated Companies and Net Income Attributable to Noncontrolling Interests

	Three months ended June 30		Nine months ended June 30
	2011	2010	2011	2010
	(Dollars in millions)
Equity in net income of affiliated companies	$2	$1	$6	$5
Net income attributable to noncontrolling interests	$7	$4	$17	$13

Equity in net income of affiliated companies for the third quarter and first nine months of fiscal 2011 increased $1 million from the same periods of fiscal 2010 as earnings of our affiliates improved.

Noncontrolling interest in net income is the means by which the minority shareholders’ portion of the income in our consolidated joint ventures is removed from our consolidated statement of operations. For the third quarter and first nine months of fiscal 2011, net income attributable to noncontrolling interests increased $3 million and $4 million, respectively, when compared to the same periods of fiscal 2010 as our joint venture operations improved their profitability levels during the comparative periods.

Net Income Attributable to Cabot Corporation

In the third quarter and first nine months of fiscal 2011, we reported net income attributable to Cabot Corporation of $60 million and $186 million, respectively ($0.92 and $2.81 per diluted common share, respectively). This is compared to $47 million and $119 million ($0.72 and $1.81 per diluted common share) in the third quarter and first nine months of fiscal 2010, respectively.

Third Quarter and First Nine Months Fiscal 2011 versus Third Quarter and First Nine Months Fiscal 2010—By Business Segment

Total segment EBIT, certain items, other unallocated items and income from continuing operations before taxes for the three and nine months ended June 30, 2011 and 2010 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note M of our consolidated financial statements.

	Three months ended June 30		Nine months ended June 30
	2011	2010	2011	2010
	(Dollars in millions)
Total segment EBIT	$115	$101	$317	$265
Certain items	(5)	(15)	(16)	(41)
Other unallocated items	(27)	(16)	(76)	(67)

Income from operations before income taxes	$83	$70	$225	$157

In the third quarter of fiscal 2011, total segment EBIT increased by $14 million when compared to the same period of fiscal 2010. The increase was principally driven by higher unit margins ($27 million) as higher prices and a favorable product mix more than offset the impact of higher raw material costs. The results were partially offset by lower volumes ($14 million) principally in the Core and Specialty Fluids Segments.

In the first nine months of fiscal 2011, total segment EBIT increased by $52 million when compared to the same period of fiscal 2010. The increase was principally driven by higher unit margins ($71 million) as higher prices and a favorable product mix more than offset the impact of higher raw material costs. The results were partially offset by higher fixed manufacturing costs ($16 million) in the Performance, Core and New Business Segments.

Certain Items

Details of the certain items for the third quarter and first nine months of fiscal 2011 and 2010 are as follows:

	Three months ended June 30		Nine months ended June 30
	2011	2010	2011	2010
	(Dollars in millions)
Environmental reserves and legal settlements	$—	$(1)	$—	$(2)
Recovery of previously impaired investment	—	—	—	1
Long-lived asset impairment	—	—	—	(2)
Global restructuring activities	(5)	(14)	(16)	(38)

Total certain items, pre-tax	$(5)	$(15)	$(16)	$(41)

In the third quarter and first nine months of fiscal 2011, $5 million and $16 million, pre-tax, respectively, of restructuring related charges were recorded as certain items. In the same periods of fiscal 2010, $15 million and $41 million, pre-tax, respectively, of charges principally related to restructuring initiatives were recorded as certain items. The decrease in charges related to certain items in both comparative periods was due to the timing of our restructuring activities, leading to a higher level of costs being incurred during fiscal 2010.

Other Unallocated Items

	Three months ended June 30		Nine months ended June 30
	2011	2010	2011	2010
	(Dollars in millions)
Interest expense	$(9)	$(10)	$(29)	$(30)
Equity in net income of affiliated companies	(2)	(1)	(6)	(5)
Unallocated corporate costs	(12)	(9)	(35)	(30)
Foreign currency transactions and other losses	(4)	4	(6)	(2)

Total other unallocated items	$(27)	$(16)	$(76)	$(67)

In the third quarter of fiscal 2011 costs from other unallocated items increased by $11 million when compared to the same period of fiscal 2010. In the first nine months of fiscal 2011, costs from other unallocated items increased by $9 million when compared to the same period of fiscal 2010. The increase in both periods was driven by costs commensurate with an increase in business activity levels, higher spending for corporate business development activities and an unfavorable comparative impact from foreign currency transactions.

Core Segment

Sales and EBIT for the Rubber Blacks and Supermetals Businesses, which together comprise the Core Segment, for the third quarter and first nine months of fiscal 2011 and fiscal 2010 are as follows:

	Three months ended June 30		Nine months ended June 30
	2011	2010	2011	2010
	(Dollars in millions)
Rubber Blacks Business Sales	$531	$437	$1,436	$1,247
Supermetals Business Sales	47	47	158	128

Total Sales	$578	$484	$1,594	$1,375

Rubber Blacks Business EBIT	$50	$41	$138	$122
Supermetals Business EBIT	19	14	61	23

Total EBIT	$69	$55	$199	$145

Rubber Blacks Business

In the third quarter of fiscal 2011, sales in the Rubber Blacks Business increased by $94 million when compared to the third quarter of fiscal 2010. The increase was principally driven by higher prices and a favorable product mix (combined $79 million impact) and the benefit of foreign currency translation ($31 million), partially offset by lower volumes ($12 million). Globally, volumes decreased by 3% in the third quarter of fiscal 2011 when compared to the third quarter of fiscal 2010. Excluding the impact of the closure of our capacity in India, third quarter fiscal 2011 volumes in the Rubber Blacks Business declined 1% when compared to the third quarter of fiscal 2010. In the first nine months of fiscal 2011, sales in the Rubber Blacks Business increased by $189 million when compared to the first nine months of fiscal 2010. The increase was principally driven by higher prices and a favorable product mix (combined $163 million impact) and the benefit of foreign currency translation ($39 million), partially offset by lower volumes ($9 million).

EBIT in the Rubber Blacks Business increased by $9 million in the third quarter of fiscal 2011 when compared to the same period of fiscal 2010. The increase was principally driven by higher unit margins ($16 million) as higher prices, a favorable product mix and the benefit of energy centers more than offset higher raw material costs. The impact of higher margins more than offset the effect of lower volumes ($4 million). For the first nine months of fiscal 2011, Rubber Blacks EBIT increased by $16 million driven principally by higher unit margins ($42 million) with higher pricing and a favorable product mix more than offsetting higher raw material costs. Higher maintenance costs and increased spending to support our growth in emerging markets (combined $11 million impact), lower volumes ($5 million) and unfavorable foreign currency translation ($4 million) partially offset these positive factors.

Supermetals Business

Sales in the Supermetals Business in the third quarter of fiscal 2011 were flat with sales in the third quarter of fiscal 2010. Sales in the Supermetals Business in the first nine months of fiscal 2011 increased by $30 million when compared to the first nine months of fiscal 2010. The increase was driven principally by higher pricing and a favorable product mix (combined $34 million) and the benefit of foreign currency translation ($7 million). These benefits were partially offset by lower volumes ($11 million).

In the third quarter of fiscal 2011, EBIT in the Supermetals Business increased by $5 million relative to the same period of fiscal 2010. The increase was driven by higher prices and a favorable product mix (combined $13 million impact), and the benefit from foreign currency translation ($2 million). These benefits were partially offset by the decrease in volumes ($6 million) and higher raw material costs ($4 million). In the first nine months of fiscal 2011, EBIT in the Supermetals Business increased by $38 million relative to the first nine months of fiscal 2010. The increase was driven by higher prices and a favorable product mix (combined $30 million impact), lower fixed manufacturing costs ($7 million), and the benefit from foreign currency translation ($4 million). These benefits were partially offset by lower volumes ($3 million) and higher average raw material costs ($1 million).

Performance Segment

Sales and EBIT for the Performance Segment for the third quarter and first nine months of fiscal 2011 and fiscal 2010 are as follows:

	Three months ended June 30		Nine months ended June 30
	2011	2010	2011	2010
	(Dollars in millions)
Performance Products Business Sales	$173	$137	$464	$401
Fumed Metal Oxides Business Sales	67	63	188	186

Segment Sales	$240	$200	$652	$587

Segment EBIT	$42	$35	$109	$101

In the third quarter of fiscal 2011, sales for the Performance Segment increased by $40 million when compared to the third quarter of fiscal 2010. The increase was principally driven by higher prices and a favorable product mix ($14 million combined impact), the impact of higher volumes ($14 million) and the benefit from foreign currency translation ($13 million). During the third quarter of fiscal 2011, volumes in Performance Products increased by 9% when compared to the same period of fiscal 2010 and Fumed Metal Oxides volumes were 2% higher. During the first nine months of fiscal 2011, sales in the Performance Segment increased by $65 million due to higher prices and a favorable product mix (combined $31 million impact), the impact of higher volumes ($26 million), and the benefit from foreign currency translation ($8 million).

EBIT in the Performance Segment increased by $7 million in the third quarter of fiscal 2011 when compared to the same quarter of fiscal 2010. Higher prices and a favorable product mix (combined $14 million impact) and the impact of higher volumes ($6 million) more than offset higher raw material costs ($13 million). For the first nine months of fiscal 2011, EBIT was $8 million higher when compared to the first nine months of fiscal 2010. Higher prices and a favorable product mix ($31 million combined impact) and the impact of higher volumes ($12 million) more than offset the impact of higher raw materials costs ($29 million).

New Business Segment

Sales and EBIT for the New Business Segment for the third quarter and first nine months of fiscal 2011 and 2010 are as follows:

	Three months ended June 30		Nine months ended June 30
	2011	2010	2011	2010
	(Dollars in millions)
Inkjet Colorants Business Sales	$20	$15	$50	$43
Aerogel Business Sales	8	8	19	16
Superior MicroPowders Sales	2	2	8	5

Segment Sales	$30	$25	$77	$64

Segment EBIT	$1	$—	$(1)	$(2)

Sales in the New Business Segment increased by $5 million and EBIT increased by $1 million in the third quarter of fiscal 2011 when compared to the same period of fiscal 2010, both driven by higher volumes in the Inkjet Colorants Business. Sales in the New Business Segment increased by $13 million and EBIT increased by $1 million in the first nine months of fiscal 2011 when compared to the same period of fiscal 2010. Commercial sales increased in all businesses in the segment driven by higher volumes in the Inkjet Colorants Business, increased demand for daylighting, specialty chemical and other new market applications in the Aerogel Business, as well as sales of anti-counterfeiting products and incremental revenue resulting from the acquisition of Oxonica Materials Inc. EBIT increased due to higher volumes in the Inkjet Colorants Business partially offset by increased fixed manufacturing costs and continued investment in future growth opportunities.

Specialty Fluids Segment

Sales and EBIT for the Specialty Fluids Segment for the third quarter and first nine months of fiscal 2011 and fiscal 2010 are as follows:

	Three months ended June 30		Nine months ended June 30
	2011	2010	2011	2010
	(Dollars in millions)
Segment Sales	$12	$22	$42	$52

Segment EBIT	$3	$11	$10	$21

During the third quarter of fiscal 2011, sales and EBIT in the Specialty Fluids Segment were lower by $10 million and $8 million, respectively, than in the third quarter of fiscal 2010. For the first nine months of fiscal 2011, sales and EBIT decreased by $10 million and $11 million, respectively, when compared to the same period of fiscal 2010. The decrease in both periods was principally due to a less favorable mix of business, including jobs that were smaller and shorter in duration.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $43 million during the first nine months of fiscal 2011. Cash flows from operations were $117 million in the first nine months of fiscal 2011 despite being negatively impacted by rising carbon black feedstock costs. The positive cash flow from operations was more than offset by cash used for capital expenditures, repayments on various financing arrangements and long-term debt, and dividends paid to our shareholders. At June 30, 2011, we had cash and cash equivalents of $344 million and current availability under our revolving credit agreement of approximately $424 million. Our revolving credit agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. As of June 30, 2011, we were in compliance with all of our debt covenants, which include interest coverage, debt-to-EBITDA and subsidiary debt to total capitalization ratios.

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

Cash Flows from Operating Activities

Cash generated from operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $117 million in the first nine months of fiscal 2011 compared to $99 million during the same period of fiscal 2010. Cash generated from operating activities in the first nine months of fiscal 2011 was driven primarily by net income of $203 million plus $105 million of depreciation and amortization and $16 million of non-cash compensation partially offset by a net increase in working capital of $181 million and non-cash tax benefits of $16 million. Our working capital increase in the first nine months of fiscal 2011 was driven principally by higher carbon black raw material costs experienced in the first nine months of fiscal 2011, which led to higher receivable balances due to price increases as well as higher inventory values. This working capital increase is comprised of higher accounts receivable of $96 million, higher inventories of $46 million and lower accounts payable and accrued liabilities of $39 million.

The principal drivers of the cash provided by operations in the first nine months of fiscal 2010 were $132 million of net income plus $107 million of depreciation and amortization and $22 million of non-cash compensation, offset by a $142 million increase in receivables due to higher sales volumes and pricing, a $9 million increase in inventories to keep pace with higher sales volumes, and an $11 million decrease in income taxes payable.

In addition to the items noted above, the following elements of operations have had or will have a bearing on operating cash flows:

Restructurings—As of June 30, 2011, we had $15 million of total restructuring costs in accrued expenses in the consolidated balance sheet related to our global restructuring activities. We made cash payments of $18 million during the first nine months of fiscal 2011 related to these restructuring plans. We expect to make net cash payments related to these restructuring activities of approximately $7 million during the remainder of fiscal 2011 and $5 million thereafter. These cash payments include the $15 million accrued in the consolidated balance sheet as of June 30, 2011.

Environmental and Litigation Matters—We have a $6 million reserve on both a discounted basis and undiscounted basis as of June 30, 2011 for environmental remediation costs at various sites. These sites are primarily associated with businesses divested in prior years. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Additionally, as of June 30, 2011 we have recorded a $12 million reserve on a discounted basis ($17 million on an undiscounted basis) for respirator claims. These expenditures will also be spread over a long period of time. We also have other litigation costs arising in the ordinary course of business. These include claims filed against us related to our divested businesses.

We expect cash on hand and cash provided from operations will be adequate to fund any cash requirements relating to restructuring, environmental and pending litigation matters.

Venezuela

We own 49% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of June 30, 2011 these subsidiaries carried the operating affiliate investment of $25 million, and held 21 million bolivars ($5 million) in cash and dividends receivable.

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

During the third quarter of fiscal 2011, the operating affiliate declared a dividend of 4 million bolivars to the subsidiaries, and paid the dividend in USD at an exchange rate of 4.30 bolivars to the U.S. dollar. This indicates that there continue to be available mechanisms to convert the operating affiliate’s earnings to U.S. dollars, therefore, we continue to use the CADIVI official rate of 4.30 bolivars to the U.S. dollar to remeasure our bolivar balances. We still intend to convert substantially all bolivars held by our Venezuelan subsidiaries to U.S. dollars as soon as practical and we continue to monitor for opportunities to convert their bolivars through Venezuelan government, or government backed, bond offerings.

Any future change in the CADIVI official rate or opening of additional parallel markets could lead us to use a different exchange rate and result in gains or losses on our bolivar denominated assets held by our subsidiaries.

Cash Flows from Investing Activities

Cash flows from investing activities were primarily driven by capital expenditures and consumed $138 million of cash in the first nine months of fiscal 2011 compared to $57 million in the first nine months of fiscal 2010. Capital expenditures in the first nine months of fiscal 2011 were primarily related to replacement capital for our operating facilities, investments in energy recovery technology, our FMO capacity expansion project in Jiangxi Province, China, and our masterbatch capacity expansion project in Tianjin, China.

During the first nine months of fiscal 2010, capital expenditures were $57 million, primarily related to maintenance and replacement capital for our operating facilities, investments in energy recovery technology, the completion of our masterbatch facility in Dubai, expansion of our manufacturing footprint in the Asia Pacific region and capital spending required for process technology and product differentiation projects.

Capital expenditures for the remainder of fiscal 2011 are expected to be approximately $70 million, primarily for investments in energy related projects and capacity expansion as well as higher spending for ongoing maintenance replacement capital.

Cash Flows from Financing Activities

Financing activities consumed $35 million of cash in the first nine months of fiscal 2011 compared to $39 million in the first nine months of fiscal 2010. In the first nine months of fiscal 2011, financing cash outflows were primarily driven by dividend payments to our shareholders and noncontrolling interests of $35 million and $9 million, respectively, and $9 million for the repurchases of common stock from employees to satisfy tax withholding obligations for shares of restricted stock that vested during the period. These cash outflows were offset by a net increase in debt of $11 million. In the first nine months of fiscal 2010, financing cash outflows were primarily driven by dividend payments to our shareholders and noncontrolling interests of $35 million and $6 million, respectively, which were offset by a net increase in debt of $5 million.

Purchase Commitments

We have entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at June 30, 2011.

	Payments Due by Fiscal Year
	Remainder of fiscal 2011	2012	2013	2014	2015	Thereafter	Total
	(Dollars in millions)
Core Segment:
Rubber Blacks Business	$79	$241	$210	$163	$160	$1,240	$2,093
Supermetals Business	1	19	13	6	—	—	39
Performance Segment	4	17	29	30	30	302	412
New Business Segment	—	1	1	—	—	—	2

Total	$84	$278	$253	$199	$190	$1,542	$2,546

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

Information about market risks for the period ended June 30, 2011 does not differ materially from that discussed under Item 7A of our 2010 10-K.

Item 4.	Controls and Procedures

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.	Legal Proceedings

Respirator Liabilities

We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. As more fully described in our 2010 10-K, the respirator liabilities involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are claimed to have been negligently designed or labeled.

As of June 30, 2011 and September 30, 2010, there were approximately 43,000 and 45,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. We have a reserve to cover our expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2062. At June 30, 2011 and September 30, 2010, the reserve was $12 million and $15 million, respectively, on a discounted basis ($17 million and $20 million on an undiscounted basis, respectively). Cash payments related to this liability were approximately $3 million and $1 million in the first nine months of fiscal 2011 and 2010, respectively.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our 2010 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding the Company’s purchases of its equity securities during the quarter ended June 30, 2011.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2011 – April 30, 2011	—	$—	—	4,311,122
May 1, 2011 – May 31, 2011	205,159	$42.70	—	4,311,122
June 1, 2011 – June 30, 2011	—	$—	—	4,311,122

Total	205,159		—

(1)

On May 11, 2007, we publicly announced that the Board of Directors authorized us to repurchase five million shares of our common stock on the open market or in privately negotiated transactions. On September 14, 2007, the Board of Directors increased the share repurchase authorization to 10 million shares (the “2007 Authorization”). This authority does not have a set expiration date. We did not repurchase any shares under the 2007 Authorization during the third quarter of fiscal 2011.

In addition to the 2007 Authorization, in certain circumstances the Board has authorized us to repurchase shares of restricted stock from employees after such shares vest to satisfy tax withholding obligations and certain associated loan repayment liabilities. The shares are repurchased from employees at fair market value. During the third quarter of fiscal 2011, we repurchased 205,159 shares from employees under this authorization.

From time to time, we also repurchase shares of unvested restricted stock from employees whose employment is terminated before such shares vest. These shares are repurchased pursuant to the terms of our equity incentive plans and are not included in the shares repurchased under the authorizations described above. During the third quarter of fiscal 2011, we did not repurchase any forfeited shares.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine months ended June 30, 2011 and 2010; (ii) the Consolidated Balance Sheets at June 30, 2011 and September 30, 2010; (iii) the Consolidated Statement of Cash Flows for the nine months ended June 30, 2011 and 2010; (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended June 30, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements, June 30, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: August 9, 2011	By:	/S/ EDUARDO E. CORDEIRO
Eduardo E. Cordeiro
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: August 9, 2011	By:	/S/ JAMES P. KELLY
James P. Kelly
Vice President and Controller
(Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description
Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS**	XBRL Instance Document.

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB**	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

*	filed herewith
**	funished herewith

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine months ended June 30, 2011 and 2010; (ii) the Consolidated Balance Sheets at June 30, 2011 and September 30, 2010; (iii) the Consolidated Statement of Cash Flows for the nine months ended June 30, 2011 and 2010; (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended June 30, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements, June 30, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.