Form 10-K
period 2011-09-30
CABOT CORP
filed 2011-11-29
CIK 16040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

or

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

Large accelerated filer  ☒                        Accelerated filer  ☐

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)     Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2011), the aggregate market value of the Registrant’s common stock held by non-affiliates was $3,010,984,478. As of November 15, 2011, there were 63,904,198 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this annual report on Form 10-K.

Information Relating to Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” under the Federal securities laws. These forward-looking statements include statements relating to our future business performance and overall prospects; demand for our products; when we expect the sale of our Supermetals Business to close; when we expect commissioning of the rubber blacks facility in Hebei Province, China we are constructing with our joint venture partner to occur; when we expect additional capacity at our rubber blacks operations in Argentina and Brazil to become available; when we expect commissioning to occur of the fumed silica manufacturing operations we are expanding in Jiangxi Province, China with our joint venture partner; when we expect our fumed silica capacity expansion plans in Barry, Wales to be completed; when we expect additional capacity at our Inkjet facility in Haverhill, Massachusetts to be available; our expectations regarding the life of our pollucite ore reserves; the anticipated effect of the time lag in price adjustments that remain in certain of our carbon black supply contracts; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit facilities to fund our cash requirements; anticipated capital spending, including environmental-related capital expenditures; cash requirements and uses of available cash, including future cash outlays associated with long-term contractual obligations, restructurings, contributions to employee benefit plans, environmental remediation costs and future respirator liabilities; exposure to interest rate and foreign exchange risk; future benefit plan payments we expect to make; our expected tax rate for fiscal 2012; our ability to recover deferred tax assets; and the possible outcome of legal proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

General

Cabot is a global specialty chemicals and performance materials company headquartered in Boston, Massachusetts. Our principal products are rubber and specialty grade carbon blacks, fumed metal oxides, inkjet colorants, aerogels and cesium formate drilling fluids. Cabot and its affiliates have manufacturing facilities and operations in the United States and approximately 20 other countries. Cabot’s business was founded in 1882 and incorporated in the State of Delaware in 1960. The terms “Cabot”, “Company”, “we”, and “our” as used in this report refer to Cabot Corporation and its consolidated subsidiaries.

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

We are organized into four business segments: the Core Segment; the Performance Segment; the New Business Segment; and the Specialty Fluids Segment. For operational purposes, we are also organized into three geographic regions: The Americas; Europe, Middle East and Africa; and Asia Pacific. The business segments are discussed in more detail later in this section. Financial information about our business segments appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below (“MD&A”) and in Note V of the Notes to our Consolidated Financial Statements in Item 8 below (“Note V”). Financial information about our sales and long-lived assets in certain geographic areas appears in Note V. Our internet address is www.cabot-corp.com. We make available free of charge on or through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC.

Discontinued Operations

Supermetals Business

During fiscal 2011, we entered into an agreement to sell our Supermetals Business to Global Advanced Metals Pty Ltd. (“GAM”) for a minimum of approximately $400 million in total cash consideration. The transaction is subject to regulatory approval and other customary closing conditions and is expected to close by the end of calendar year 2011. Results of operations for the Supermetals Business are reported as a discontinued operation for fiscal 2011 and for all prior periods presented.

The Supermetals Business produces tantalum, niobium (columbium) and their alloys. Tantalum, which accounts for substantially all of this Business’s sales, is produced in various forms. Electronics is the largest application for tantalum powder, which is used to make capacitors for computers, networking devices, wireless phones, electronics for automobiles and other devices. Tantalum, niobium and their alloys are also produced in wrought form for applications such as the production of superalloys and chemical process equipment and for various other industrial and aerospace applications, including fiber optic filters, sodium vapor lamps, turbine blades and aerospace propulsion systems. In addition, the Supermetals Business sells the starting metals (high-purity grade tantalum powders, plates and ingots) used to manufacture finished tantalum sputtering targets used in thin film applications, including semiconductors, inkjet heads, magnetics and flat panel displays. The Business has manufacturing facilities in Boyertown, Pennsylvania and Kawahigashi-machi, Japan.

Tantalum ore is the principal raw material used in this Business. The Business has not purchased or sourced any material containing tantalum, including coltan, from the Democratic Republic of the Congo. An independent audit conducted by a third party auditor assigned by the Electronics Industry Citizenship Coalition and Global e-Sustainability Initiative (as part of the Conflict-Free Smelter Validation Program) confirmed that our tantalum supply chain is free of conflict minerals. As part of the audit, we demonstrated that we have a documented conflict minerals policy, a mechanism in place for tracing material back to the mine of origin, and documentation demonstrating that 100% of purchased materials are from non-conflict sources.

Core Segment

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

Under appropriate circumstances, we have entered into supply contracts with certain customers, many of which have durations of at least one year. Many of these contracts provide for sales price adjustments to account for changes in relevant feedstock indices and, in some cases, changes in other relevant costs (such as the cost of natural gas). In fiscal 2011, approximately half of our rubber blacks volume was sold under supply contracts in effect during the fiscal year. The majority of the volumes sold under these contracts are sold to customers in North America and Western Europe.

Much of the rubber blacks we sell is used in automotive products and, therefore, our financial results may be affected by the cyclical nature of the automotive industry. However, a large portion of the market for our products is in replacement tires that historically have been less subject to automotive industry cycles.

Competition

We are one of the leading manufacturers of carbon black in the world. We compete in the manufacture of carbon black primarily with three companies with a global presence and a significant number of other companies which have a regional presence. Competition for products within the Rubber Blacks Business is based on product performance, quality, reliability, service, technical innovation, price, and logistics. We believe our technological leadership, global manufacturing presence, operations and logistics excellence and customer service provide us with a competitive advantage.

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

Operations

We own, or have a controlling interest in, and operate plants that produce rubber blacks in Argentina, Brazil, Canada, China, Colombia, the Czech Republic, France, Indonesia, Italy, Japan, Malaysia, The Netherlands, and the United States. Our equity affiliates operate carbon black plants in Mexico and Venezuela. The following table shows our ownership interest as of September 30, 2011 in rubber blacks operations in which we own less than 100%:

Location	Percentage Interest
Shanghai, China	70% (consolidated subsidiary)
Tianjin, China	70% (consolidated subsidiary)
Xingtai City, China	60% (consolidated subsidiary)
Valasske Mezirici (Valmez), Czech Republic	52% (consolidated subsidiary)
Cilegon and Merak, Indonesia	85% (consolidated subsidiary)
Port Dickson, Malaysia	51% (consolidated subsidiary)
Tampico, Mexico	40% (equity affiliate)
Valencia, Venezuela	49% (equity affiliate)

We continue to expand the manufacturing capacity of our Rubber Blacks Business in emerging markets. In fiscal 2009, we completed construction of and began operating two additional rubber blacks production units at our carbon black plant in Tianjin, China, increasing our capacity at that facility by 150,000 metric tons. During fiscal 2010 and 2011 we announced plans to expand capacity at our rubber blacks facilities in Indonesia, increasing our overall capacity in Indonesia by approximately 50%. In addition, during fiscal 2011, we began projects at our rubber blacks facilities in Argentina and Brazil, which will increase our total rubber blacks capacity in South America over the next three years by approximately 20%. Finally, we entered into a joint venture with Risun Chemicals Company, Ltd. for the construction and operation of a rubber blacks manufacturing facility in Xingtai City, Hebei Province, China. The facility will produce approximately 130,000 metric tons of carbon black annually, with the potential to expand annual capacity to 300,000 metric tons. We expect commissioning of this facility in calendar year 2013.

We also plan to add additional rubber blacks capacity at our existing plants in Europe, increasing our rubber blacks capacity in Europe by approximately 10%.

As part of our 2009 global restructuring plan, over the course of fiscal 2009 and 2010 we closed our manufacturing operations in Stanlow, U.K., and in Berre, France. In fiscal 2010, we also closed our manufacturing operations in Thane, India following a broad reaching analysis of our manufacturing assets, including their cost structure, ability to expand and a variety of other factors.

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

Products

Carbon black is a form of elemental carbon that is manufactured in a highly controlled process to produce particles and aggregates of varied structure and surface chemistry, resulting in many different performance characteristics for a wide variety of applications. Our specialty grades of carbon black are used to impart color, provide rheology control, enhance conductivity and static charge control, provide UV protection, enhance mechanical properties, and provide chemical flexibility through surface treatment. These products are used in a wide variety of applications, such as inks, coatings, cables, pipes, toners and electronics. In addition, we manufacture and source thermoplastic concentrates and compounds (which we refer to as “masterbatch products”) that are marketed to the plastics industry.

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

Sales and Customers

Sales of these products are made by Cabot employees and through distributors and sales representatives. Under appropriate circumstances, we have entered into long-term supply arrangements (those with an initial term longer than one year) with certain customers for sales of our products. In fiscal 2011, sales under these contracts accounted for approximately 15% of the Performance Segment’s revenue. For the performance products line of business, these contracts are with a broad number of customers. In contrast, sales under long-term contracts with two customers account for a substantial portion of the revenue of the fumed metal oxides line of business. The majority of volume sold under long-term contracts in the Performance Segment is sold to customers located in North America and Western Europe.

Competition

We are one of the leading manufacturers of carbon black in the world. We compete in the manufacture of carbon black primarily with three companies with a global presence and a significant number of other companies which have a regional presence. We are also a leading producer of masterbatch products in Europe, the Middle East and Asia. We are a leading producer and seller of fumed silica and compete primarily with three companies with a global presence and at least four other companies which have a regional presence.

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

Other than carbon black feedstock, the primary materials used for our masterbatch products are thermoplastic resins and mineral fillers. Raw materials for these concentrates are, in general, readily available.

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

Operations

We own, or have a controlling interest in, and operate plants that produce specialty grades of carbon black in China, The Netherlands and the United States. Our masterbatch products are produced in facilities that we own, or have a controlling interest in, located in Belgium, China and the UAE. We also own, or have a controlling interest in, manufacturing plants that produce fumed metal oxides in the United States, China, the United Kingdom, and Germany. An equity affiliate operates a fumed metal oxides plant in Mettur Dam, India. The following table shows our ownership interest as of September 30, 2011 in these segment operations in which we own less than 100%:

Location	Percentage Interest
Tianjin, China (performance products)	90% (consolidated subsidiary)
Jiangxi Province, China (fumed metal oxides)	90% (consolidated subsidiary)
Mettur Dam, India (fumed metal oxides)	50% (equity affiliate)

We continue to expand the manufacturing capacity of our Performance Products and Fumed Metal Oxides Businesses in emerging markets. During fiscal 2007, we commissioned a specialty carbon black manufacturing unit at our plant in Tianjin with an annual capacity of approximately 20,000 metric tons. In addition, during fiscal 2011 we commissioned a masterbatch manufacturing plant at our carbon black plant in Tianjin, China. This new plant has an annual capacity of approximately 45,000 metric tons that may be expanded to 80,000 metric tons in the future. In addition, in fiscal 2010 we commenced manufacturing operations at our recently acquired masterbatch facility in Dubai.

We also continue to expand our fumed silica capacity in China. We are increasing the annual capacity at our joint venture’s fumed silica manufacturing facility in Jiangxi Province to approximately 15,000 metric tons. We expect commissioning of the first phase of this expansion in the first quarter of fiscal 2012 and commissioning of the remainder of this expansion in the first half of calendar year 2012.

We also plan to expand production capacity by 25% at our fumed silica facility in Barry, Wales. The expansion is expected to be completed in calendar year 2012.

As part of our 2009 global restructuring plan, over the course of fiscal 2009 and 2010 we closed our masterbatch manufacturing operations in Dukinfield, U.K. and our carbon black manufacturing operations in Stanlow, U.K. and in Berre, France. In fiscal 2011, we closed our masterbatch manufacturing facility in Grigno, Italy.

New Business Segment

Our New Business Segment is comprised of the Inkjet Colorants, Aerogel, Cabot Superior MicroPowders and Cabot Elastomer Composites Businesses. During the fourth quarter of fiscal 2011, we made changes in our business organizational and financial reporting structure. As part of these changes, our Cabot Elastomer Composites Business became part of our New Business Segment to enable the Business to have a stronger focus on the penetration of elastomer composite products in non-tire applications. In addition, corporate business development costs related to new technology efforts in areas such as energy storage and discharge in battery applications, solar energy applications, and graphenes in composite materials are no longer included in the Segment’s results and are now included in unallocated corporate costs. We made this change because these efforts support the entire Company. A discussion of each of the Businesses in our New Business Segment follows.

Inkjet Colorants Business

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

Operations

Our inkjet colorants are manufactured at our facility in Haverhill, Massachusetts. During fiscal 2011, we announced plans to double the capacity of our color pigment dispersion and polymer product lines at our facility in Haverhill during fiscal 2012.

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

Cabot Superior MicroPowders Business (“CSMP”)

The principal area of commercial focus for CSMP is in developing covert taggants for a broad range of anti-counterfeiting security applications, including brand security, currency, tax stamps, identification and fuel markers. Covert taggants are invisible, unique markers that are added to products to determine their authenticity through the use of custom detectors or readers. Our taggants are manufactured using a proprietary process, which produces highly uniform materials with unique signatures. Development and manufacturing activities are conducted primarily at our facilities in Albuquerque, New Mexico and Mountain View, California.

Cabot Elastomer Composites Business (“CEC”)

In addition to the carbon black we make using conventional carbon black manufacturing methods, we have developed elastomer composite products that are compounds of natural latex rubber and carbon black made by a patented liquid phase process. We believe these compounds improve abrasion/wear resistance, reduce fatigue and reduce rolling resistance compared to natural rubber/carbon black compounds made by conventional methods. Our CEC products are targeted for tire, defense, mining, automotive and aerospace applications. We manufacture our CEC products at our facility in Port Dickson, Malaysia.

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

Raw Materials

The principal raw material used in this business is pollucite (cesium ore), which we obtain primarily from our mine in Manitoba, Canada. We own a substantial portion of the world’s known pollucite reserves, ensuring us an adequate supply of our principal raw material. Considering our current production rates, our current estimate of reserve levels in the mine and inventory on hand, we expect our supply to last at least 10 years. The process of estimating mineral reserves is inherently uncertain and requires making subjective engineering, geological, geophysical and economic assumptions. Accordingly, there is likely to be variability in the estimated reserve life of the ore body over time.

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

Seasonality

Our businesses are generally not seasonal in nature, although we may experience some regional seasonal declines during holiday periods.

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

Employees

As of September 30, 2011, we had approximately 4,100 employees. Some of our employees in the United States and abroad are covered by collective bargaining or similar agreements. We believe that our relations with our employees are generally satisfactory.

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

Our ongoing operations are subject to extensive federal, state, local, and foreign laws, regulations, rules, and ordinances relating to safety, health, and environmental matters (“SH&E Requirements”). These SH&E Requirements include requirements to obtain and comply with various environmental-related permits for constructing any new facilities and operating all of our existing facilities. We have expended and will continue to expend considerable sums to construct, maintain, operate, and improve facilities for safety, health and environmental protection and to comply with SH&E Requirements. We spent approximately $36 million in environmental-related capital expenditures at existing facilities in fiscal 2011 and anticipate spending approximately $27 million for such matters in fiscal 2012.

In recognition of the importance of compliance with SH&E Requirements to Cabot, our Board of Directors has a Safety, Health, and Environmental Affairs Committee. The Committee, which is comprised of independent directors, meets at least three times a year and provides oversight and guidance to Cabot’s safety, health and environmental management programs. In particular, the Committee reviews Cabot’s environmental reserve, safety, health and environmental risk assessment and management processes, environmental and safety audit reports, performance metrics, performance as benchmarked against industry peer groups, assessed fines or penalties, site security and safety issues, health and environmental training initiatives, and the SH&E budget. The Committee also consults with our outside and internal advisors regarding management of Cabot’s safety, health and environmental programs.

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

The California Office of Environmental Health Hazard Assessment (“OEHHA”) published a notice adding “carbon black (airborne, unbound particles of respirable size)” to the California Safe Drinking Water and Toxic Enforcement Act, commonly referred to as Proposition 65, in 2003. Proposition 65 requires businesses to warn individuals before they knowingly or intentionally expose them to chemicals subject to its requirements, and it prohibits businesses from knowingly discharging or releasing the chemicals into water or onto land where they could contaminate drinking water. We worked with the International Carbon Black Association, as well as various customers and carbon black user groups, to ensure our compliance with the requirements associated with the Proposition 65 listing of carbon black, which became effective in February 2004. OEHHA is reportedly considering certain changes that may result in removing the “airborne, unbound particles of respirable size” qualifying language from its listing of carbon black. If this change is adopted by OEHHA, it would result in increased labeling and other requirements for our customers under Proposition 65.

The European Commission (“EC”) developed a new European Union (“EU”) regulatory framework for chemicals called REACH (Registration, Evaluation and Authorization of Chemicals), which became effective in June 2007. REACH applies to all existing and new chemical substances produced or imported into the EU in quantities greater than one metric ton a year. Manufacturers or importers of these chemical substances are required to submit specified health, safety, risk and use information about the substance to the European Chemical Agency. We completed the registrations under REACH for both carbon black and fumed silica in February 2010, and for cesium formate in April 2009. We are working to complete other substance dossiers for the 2013 registration deadline. We are also working with the manufacturers and importers of our raw materials, including our feedstocks, to ensure their registration prior to the applicable deadlines. In addition, the EC has adopted a harmonized definition of “nanomaterial” to be used in the EU to identify materials for which special provisions may apply, such as risk assessment and ingredient labeling. The EC definition is broad and would apply to many of our existing products, including carbon black, fumed silica and alumina. It is unknown at this time what the implications of this new classification may be for Cabot with respect to existing products as well as potential new products.

Environmental agencies worldwide are increasingly implementing regulations and other requirements resulting in more restrictive air emission limits globally, particularly as they relate to nitrogen oxide and sulphur dioxide emissions. In addition, global efforts to reduce greenhouse gas emissions impact the carbon black industry as carbon dioxide is emitted in the carbon black manufacturing process. In December 2005, the EC published a directive that includes carbon black manufacturing in the combustion sector and in Phase II of the Emissions Trading Scheme, which establishes a maximum allowable emission credit for each ton of CO 2 emitted, for the period 2008 to 2012. The EC is developing allowable emission credits for

Phase III of the Emissions Trading Scheme, which will apply for the period 2013 to 2020. Various EU member states have included carbon black facilities in their national allocation plans and a number of our carbon black plants in Europe were required to comply with the Emission Trading Scheme beginning in calendar year 2008. We generally expect to purchase credits where necessary to respond to allocation shortfalls. There are also ongoing discussions in other regions and countries, including the U.S., Canada, China, and Brazil, regarding greenhouse gas emission reduction programs, but those programs have not yet been fully defined and their impact on us cannot be estimated at this time. Finally, Cabot’s U.S. carbon black facilities began reporting their greenhouse gas emissions under the U.S. Environmental Protection Agency’s new rule for the Mandatory Reporting of Greenhouse Gases in calendar year 2011.

Various U.S. agencies and international bodies have adopted security requirements applicable to certain manufacturing and industrial facilities and marine port locations. These security-related requirements involve the preparation of security assessments and security plans in some cases, and in other cases the registration of certain facilities with specified governmental authorities. We closely monitor all security-related regulatory developments and believe we are in compliance with all existing requirements. Compliance with such requirements is not expected to have a material adverse effect on our operations.

Foreign and Domestic Operations and Export Sales

A significant portion of our revenues and operating profits is derived from overseas operations. The profitability of our segments is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. (See MD&A and the Geographic Information portion of Note V for further information relating to sales and long-lived assets by geographic area.) Currency fluctuations, nationalization and expropriation of assets are risks inherent in international operations. We have taken steps we deem prudent in our international operations to diversify and otherwise to protect against these risks, including the use of foreign currency financial instruments to reduce the risk associated with changes in the value of certain foreign currencies compared to the U.S. dollar. (See the risk management discussion contained in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A below and Note L of the Notes to the Company’s Consolidated Financial Statements).

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

Negative or uncertain worldwide or regional economic conditions may adversely impact our business.

Our operations and performance are affected by worldwide and regional economic conditions. In periods of significant market turmoil and financial market uncertainty, we may experience pricing pressure on products and services and reduced business activity at a regional or global level. An economic downturn may reduce demand for our products, which could decrease our revenues and could have an adverse effect on our financial condition and cash flows. In addition, during periods of economic uncertainty, our customers may temporarily pursue inventory reduction measures that exceed declines in the actual underlying demand.

Our Rubber Blacks Business is sensitive to changes in industry capacity utilization. As a result, we may experience pricing pressure when capacity utilization in this Business decreases, which could affect our financial performance.

Plant capacity expansions may be delayed and/or not achieve the expected benefits.

Our ability to complete capacity expansions as planned may be delayed or interrupted by the need to obtain environmental and other regulatory approvals, availability of labor and materials, unforeseen hazards such as weather conditions, and other risks customarily associated with construction projects. In addition, our ability to expand capacity in emerging regions depends in part on economic and political conditions in these regions and, in some cases, on our ability to establish operations, construct additional manufacturing capacity or form strategic business alliances. Moreover, the cost of expanding capacity in our Rubber Blacks, Performance Products, Fumed Metal Oxides and Inkjet Businesses could have a negative impact on the financial performance of these businesses until capacity utilization is sufficient to absorb the incremental costs associated with the expansion.

As a chemical manufacturing company, our operations have the potential to cause environmental or other damage as well as personal injury.

The operation of a chemical manufacturing business as well as the sale and distribution of chemical products involve safety, health and environmental risks. For example, the production and/or processing of carbon black, fumed metal oxides, aerogel and other chemicals involve the handling, transportation, manufacture or use of certain substances or components that may be considered toxic or hazardous within the meaning of applicable federal, state, local and foreign laws, regulations, rules and ordinances relating to safety, health and environmental matters. The transportation of chemical products and other activities associated with our manufacturing processes have the potential to cause environmental or other damage as well as injury or death to employees or third parties. We could incur significant expenditures in connection with such operational risks.

Our operations are subject to extensive safety, health and environmental requirements, which could increase our costs and/or reduce our profit.

Our ongoing operations are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to safety, health and environmental matters (“SH&E Requirements”), many of which provide for substantial monetary fines and criminal sanctions for violations. These SH&E Requirements include requirements to obtain and comply with various environmental-related permits for constructing any new facilities and operating all of our existing facilities. In June 2009, we received an information request from the U.S. Environmental Protection Agency (“EPA”) as part of an EPA national initiative focused on the U.S. carbon black manufacturing sector. The information request relates to our Pampa, Texas facility’s compliance with certain regulatory and permitting requirements under the Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. We responded to EPA’s information request in August 2009 and are in discussions with EPA. Based on how EPA has handled similar NSR initiatives with other industrial sectors, it is anticipated that EPA will seek to require us to employ additional technology control devices or approaches with respect to emissions at certain U.S. facilities and/or seek a civil penalty from us.

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

Any failure to realize benefits from acquisitions, alliances or joint ventures could adversely affect future financial results.

As part of our strategies for growth and improved profitability, we have made and may continue to make acquisitions and investments and enter into joint ventures. The success of acquisitions of new technologies, companies and products, or arrangements with third parties is not always predictable and we may not be successful in realizing our objectives as anticipated. We may not be able to integrate any acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business.

We are exposed to political or country risk inherent in doing business in some countries.

Sales outside of the U.S. constituted a majority of our revenues in fiscal 2011. Our operations in some countries may be subject to the following risks: changes in the rate of economic growth; unsettled political or economic conditions; possible expropriation or other governmental actions; social unrest, war, terrorist activities or other armed conflict; confiscatory taxation or other adverse tax policies; deprivation of contract rights; trade regulations affecting production, pricing and marketing of products; reduced protection of intellectual property rights; restrictions on the repatriation of income or capital; exchange controls; inflation; currency fluctuations and devaluation; the effect of global health, safety and environmental matters on economic conditions and market opportunities; and changes in financial policy and availability of credit. We have an equity method investment in Venezuela, a country that has established rigid controls over the ability of foreign companies to repatriate cash. Such exchange controls could potentially impact our ability, in both the short and long term, to recover both the cost of our investment and earnings from that investment.

Volatility in the price of energy and raw materials could decrease our margins.

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

The end markets into which we sell our products are subject to periodic technological change, ongoing product improvements and changes in customer requirements. Increased competition from existing or newly developed products offered by our competitors or companies whose products offer a similar functionality as our products may negatively affect demand for our products. We work to identify, develop and market innovative products on a timely basis to meet our customers’ changing requirements and competitive challenges. If we fail to develop new products or keep pace with technological developments, our sales may be negatively impacted and our business results could be adversely affected.

Fluctuations in foreign currency exchange and interest rates could affect our financial results.

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In fiscal 2011, we derived a majority of our revenues from sales outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. Due to the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. In addition, we are exposed to adverse changes in interest rates. We manage both these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments as well as foreign currency debt. We cannot be certain, however, that we will be successful in reducing the risks inherent in exposures to foreign currency and interest rate fluctuations.

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

Our future tax rates may be adversely affected by a number of factors, including the enactment of tax legislation currently being considered in the U.S.; other changes in tax laws or the interpretation of such tax laws; changes in the estimated realization of our net deferred tax assets; the jurisdictions in which profits are determined to be earned and taxed; the repatriation of non-U.S. earnings for which we have not previously provided for U.S. income and non-U.S. withholding taxes; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses that are not deductible for tax purposes, including impairment of goodwill in connection with acquisitions; changes in available tax credits; and the resolution of issues arising from tax audits with various tax authorities. Losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility from one quarter to another. Any significant change in our jurisdictional earnings mix or in the tax laws in those jurisdictions could impact our future tax rates and net income in those periods.

Regulations requiring a reduction of greenhouse gas emissions will likely impact the carbon black industry, including our carbon black operations.

Carbon dioxide is emitted in the carbon black manufacturing process. In December 2005, the European Commission (“EC”) published a directive that includes carbon black manufacturing in the combustion sector and in Phase II of the Emissions Trading Scheme for the period 2008 to 2012. The EC is developing allowable emission credits for Phase III of the Emissions Trading Scheme, which will apply for the period 2013 to 2020. Various European Union member states have included carbon black facilities in their national allocation plans and we have taken actions to comply with applicable CO2 emission requirements. However, there can be no assurance that we will be able to purchase emissions credits if our carbon black operations generate more CO2 than our allocations permit or that the cost of such credits will be acceptable to us. There are also ongoing discussions in other regions and countries, including the U.S., Canada, China and Brazil, regarding greenhouse gas emission reduction programs, but those programs have not yet been defined and their potential impact on our manufacturing operations or financial results cannot be estimated at this time.

Litigation or legal proceedings could expose us to significant liabilities and thus negatively affect our financial results.

As more fully described in “Item 3—Legal Proceedings”, we are a party to or the subject of lawsuits, claims, and proceedings, including those involving contract, environmental, and health and safety matters as well as product liability and personal injury claims relating to asbestosis, silicosis, and coal worker’s pneumoconiosis, and exposure to various chemicals. We are also a potentially responsible party in various environmental proceedings and remediation matters wherein substantial amounts are at issue. Adverse rulings, judgments or settlements in pending or future litigation (including contract litigation and liabilities associated with respirator claims) or in connection with environmental remediation activities could cause our results to differ materially from those expressed or forecasted in any forward-looking statements.

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

In analyzing the value of our inventory, property, plant and equipment, investments and intangible assets, we have made assumptions about future sales (pricing and volume), costs and cash generation. These assumptions are based on management’s best estimates and if the actual results differ significantly from these assumptions, we may not be able to realize the value of the assets recorded as of September 30, 2011, which could lead to an impairment or write-off of certain of these assets in the future.

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

We operate facilities in areas of the world that are exposed to natural hazards, such as floods, windstorms and earthquakes. Such events could disrupt our supply of raw materials or otherwise affect production, transportation and delivery of our products or affect demand for our products.

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

Location by Region	Core Segment	Performance Segment	New Business Segment	Specialty Fluids Segment
Americas Region
Mountain View, CA*			X
Alpharetta, GA*(1)	X	X	X	X
Tuscola, IL		X
Canal, LA	X	X
Ville Platte, LA	X
Billerica, MA	X	X	X
Billerica, MA (plant)*			X
Haverhill, MA			X
Midland, MI		X
Albuquerque, NM (2 plants)*			X
Pampa, TX	X	X
Campana, Argentina	X
Maua, Brazil	X	X
Sao Paulo, Brazil*(1)	X	X	X	X
Cartagena, Colombia	X
Lac du Bonnet, Manitoba**				X
Sarnia, Ontario	X	X

(1)	Regional shared service center
*	Leased premises
**	Building(s) owned by Cabot on leased land

Location by Region	Core Segment	Performance Segment	New Business Segment	Specialty Fluids Segment
EMEA Region
Loncin, Belgium		X
Leuven, Belgium*(1)	X	X	X	X
Pepinster, Belgium		X
Valasske Mezirici (Valmez), Czech Republic**	X
Port Jerome, France**	X
Frankfurt, Germany*			X
Rheinfelden, Germany		X
Ravenna, Italy	X
Bergen, Norway*				X
Kristiansund, Norway*				X
Aberdeen, Scotland*				X
Schaffhausen, Switzerland*	X	X	X	X
Botlek, The Netherlands**	X	X
Dubai, United Arab Emirates*		X
Barry, Wales**		X

Asia Pacific Region
Hong Kong, China**		X
Jiangxi Province, China**		X
Tianjin, China**	X	X
Shanghai, China*(1)	X	X	X	X
Shanghai, China** (plant)	X
Mumbai, India*	X	X
Cilegon, Indonesia**	X
Jakarta, Indonesia*	X	X
Merak, Indonesia	X
Ichihara, Japan	X
Shimonoseki, Japan**	X	X
Tokyo, Japan*	X	X	X
Port Dickson, Malaysia**	X		X

(1)	Regional shared service center
*	Leased premises
**	Building(s) owned by Cabot on leased land

During fiscal 2011, we entered into an agreement to sell our Supermetals Business. The Business has manufacturing facilities in Boyertown, Pennsylvania and Kawahigashi-machi, Japan, which are not reflected in the table above.

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

Cabot is a party in various lawsuits and environmental proceedings wherein substantial amounts are claimed. The following is a description of the significant proceedings pending on September 30, 2011, unless otherwise specified.

Environmental Proceedings

In June 2009, Cabot received an information request from the United States Environmental Protection Agency (“EPA”) regarding Cabot’s carbon black manufacturing facility in Pampa, Texas. The information request relates to the Pampa facility’s compliance with certain regulatory and permitting requirements under the Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. EPA has indicated that this information request is part of an EPA national initiative focused on the U.S. carbon black manufacturing sector. Cabot responded to EPA’s information request in August 2009 and is in discussions with EPA. Based upon how EPA has handled similar NSR initiatives with other industrial sectors, it is anticipated that EPA will seek to require Cabot to employ additional technology control devices or approaches with respect to emissions at certain U.S. facilities and/or seek a civil penalty from Cabot.

Cabot is one of fourteen companies, collectively the Ashtabula River Cooperating Group II (“ARCG II”), which participated in the remediation of the Ashtabula River in Ohio. Our liability at this site is associated with the former Cabot Titania business, which operated two manufacturing facilities in Ashtabula in the 1960s and early 1970s. The ARCG II is part of a public/private partnership (the Ashtabula River Partnership) established to conduct dredging and environmental restoration of the Ashtabula River. In addition to funding provided by the ARCG II and the State of Ohio, the federal government also provided funding toward the project under the Great Lakes Legacy Act and the Water Resources Development Act. Dredging of the river was completed in 2008 and the landfill that was constructed to contain all of the dredged materials was capped in 2009. The ARCG II also is in the process of finalizing a settlement with the Ashtabula River Natural Resource Trustees for alleged natural resource damages to the river. The Consent Decree memorializing this settlement is expected to be filed with the court in late calendar year 2011 or early calendar year 2012.

In 1986, Cabot sold a beryllium manufacturing facility in Reading, Pennsylvania to NGK Metals, Inc. (“NGK”). In doing so, we agreed to share with NGK the costs of certain environmental remediation of the Reading plant site. After the sale, the EPA issued an order to NGK pursuant to the Resource Conservation and Recovery Act (“RCRA”) requiring NGK to address soil and groundwater contamination at the site. Soil remediation at the site has been completed and the groundwater remediation activities are ongoing pursuant to the RCRA order. We are contributing to the costs of the groundwater remediation activities pursuant to the cost-sharing agreement with NGK. Cabot and NGK are also pursuing legal claims against the United States for cost recovery and participation in future remediation activities based on the United States’ previous involvement at the site, beginning in World War II and continuing thereafter.

Cabot continues to perform certain sampling and remediation activities at a former manufacturing site in Gainesville, Florida that was sold in the 1960s. The activities are pursuant to a formal Record of Decision and 1991 Consent Decree with EPA. Cabot installed a groundwater treatment system at the site in the early 1990s, and that system is still in operation. Cabot continues to work cooperatively with EPA, the Florida Department of Environmental Protection and the local authorities on this matter.

As of September 30, 2011, we had a $6 million reserve on both a discounted and undiscounted basis for environmental remediation costs at various sites. The operation and maintenance component of this reserve was $3 million on both a discounted and undiscounted basis. The $6 million reserve represents our current best estimate of costs likely to be incurred for remediation based on our analysis of the extent of cleanup required, alternative cleanup methods available, abilities of other responsible parties to contribute and our interpretation of laws and regulations applicable to each of our sites.

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

As of September 30, 2011 and 2010, there were approximately 42,000 and 45,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. In order to quantify our estimated share of liability for pending and future respirator liability claims, we engaged, through counsel, the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm in the field of tort liability valuation. The methodology developed by HR&A addresses the complexities surrounding our potential liability by making assumptions about future claimants with respect to periods of asbestos, silica and coal mine dust exposure and respirator use. Using those and other assumptions, HR&A estimated the number of future asbestos, silica and coal mine dust claims that would be filed and the related costs that would be incurred in resolving both currently pending and future claims. On this basis, HR&A then estimated the net present value of the share of these liabilities that reflected our period of direct manufacture and our contractual obligations. Based on the HR&A estimates, we have recorded on a net present value basis an $11 million reserve ($16 million on an undiscounted basis) to cover our estimated share of liability for pending and future respirator claims. Cash payments related to this liability were $5 million in fiscal 2011 and $2 million in each of fiscal 2010 and 2009.

Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of members of the Payor Group, (viii) a change in the availability of AO’s insurance coverage or the indemnity provided by AO’s former owner, (ix) changes in the allocation of costs among the Payor Group and (x) a determination that our assumptions regarding the contractual obligations on which we have estimated our share of liability are inaccurate. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount. Further, if the timing of our actual payments made for respirator claims differs significantly from our estimated payment schedule, and we determine that we can no longer reasonably predict the timing of such payments, we could then be required to record the reserve amount on an undiscounted basis on our Consolidated Balance Sheets, causing an immediate impact to earnings.

Other Matters

We have various other lawsuits, claims and contingent liabilities arising in the ordinary course of our business. These include a number of claims asserting premises liability for asbestos exposure and claims in respect of our divested businesses. In our opinion, although final disposition of some or all of these other suits and claims may impact our financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on our financial position.

Item 4.	(Removed and Reserved)

Executive Officers of the Registrant

Set forth below is certain information about Cabot’s executive officers. Ages are as of November 29, 2011.

Patrick M. Prevost, age 56, joined Cabot in January 2008 as President and Chief Executive Officer. Mr. Prevost has also been a member of Cabot’s Board of Directors since January 2008. Prior to joining Cabot, since October 2005, Mr. Prevost served as President, Performance Chemicals, of BASF AG, an international chemical company. Prior to that, he was responsible for BASF Corporation’s Chemicals and Plastics business in North America. Prior to joining BASF in 2003, he held senior management positions at BP and Amoco.

Eduardo E. Cordeiro, age 44, is Executive Vice President and Chief Financial Officer. Mr. Cordeiro joined Cabot in 1998 as Manager of Corporate Planning and served in that position until January 2000. Mr. Cordeiro was Director of Finance and Investor Relations from January 2000 to March 2002, Corporate Controller from March 2002 to July 2003, General Manager of the Fumed Metal Oxides Business from July 2003 to January 2005, General Manager of the Supermetals Business from January 2005 to May 2008, and responsible for Corporate Strategy from May 2008 until February 2009, when he became Cabot’s Chief Financial Officer. Mr. Cordeiro also co-managed CSMP from November 2004 to May 2008. Mr. Cordeiro was appointed Vice President in March 2003 and Executive Vice President in March 2009.

David A. Miller, age 52, joined Cabot in September 2009 as Executive Vice President, General Manager of Cabot’s Core Segment and General Manager of the Americas region. Prior to joining Cabot, Mr. Miller held a variety of management positions in BP’s chemical business in North America, Europe and Asia. Most recently, Mr. Miller served as President, Aromatics Asia, Europe and Middle East from January 2007 to July 2009, President, Global Purified Terephthalic Acid from October 2005 to January 2007, and Senior Vice President, Olefins and Derivatives China & Asia Operations (Innovene division) from January 2004 to October 2005.

Brian A. Berube, age 49, is Vice President and General Counsel. Mr. Berube joined Cabot in 1994 as an attorney in Cabot’s law department and became Deputy General Counsel in June 2001. Mr. Berube was appointed Vice President in March 2002 at which time he was also named Business General Counsel. Mr. Berube has been General Counsel since March 2003.

Sean D. Keohane, age 44, is Vice President and General Manager of the Performance Segment. Mr. Keohane joined Cabot in August 2002 as Global Marketing Director. Mr. Keohane was General Manager of the Performance Products Business from October 2003 until May 2008, when he was named General Manager of the Performance Segment. He was appointed Vice President in March 2005. Before joining Cabot, Mr. Keohane worked for Pratt & Whitney, a division of United Technologies, in a variety of leadership positions.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Cabot’s common stock is listed for trading (symbol CBT) on the New York Stock Exchange. As of November 15, 2011, there were 983 holders of record of Cabot’s common stock. The tables below show the high and low sales price for Cabot’s common stock for each of the fiscal quarters ended December 31, March 31, June 30, and September 30 and the quarterly cash dividend paid on Cabot’s common stock for the past two fiscal years.

Stock Price and Dividend Data

	Quarters Ended
	December 31	March 31	June 30	September 30
Fiscal 2011
Cash dividends per share	$0.18	$0.18	$0.18	$0.18
Price range of common stock:
High	$38.89	$47.11	$48.77	$43.42
Low	$32.19	$38.03	$36.92	$23.75

Fiscal 2010
Cash dividends per share	$0.18	$0.18	$0.18	$0.18
Price range of common stock:
High	$27.52	$32.23	$34.00	$33.20
Low	$20.95	$24.13	$23.84	$22.95

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended September 30, 2011:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2011—July 31, 2011	1,223	$39.44	—	4,311,122
August 1, 2011—August 31, 2011	228,905	$34.26	226,200	4,084,922
September 1, 2011—September 30, 2011	1,341,167	$31.77	1,338,900	2,746,022

Total	1,571,295		1,565,100

(1)

On May 11, 2007, we publicly announced that the Board of Directors authorized us to repurchase five million shares of our common stock on the open market or in privately negotiated transactions. On September 14, 2007, the Board of Directors increased the share repurchase authorization to 10 million shares (the “2007 Authorization”). This authorization does not have a set expiration date. In the fourth quarter of 2011 we repurchased 1,565,100 shares under this authorization.

In addition to the 2007 Authorization, in certain circumstances the Board has authorized us to repurchase shares of restricted stock purchased by recipients of certain long-term incentive awards after such shares vest to satisfy tax withholding obligations and associated loan repayment liabilities. The shares are repurchased from employees at fair market value. During the fourth quarter of fiscal 2011, we repurchased 6,195 shares from employees under this authorization.

Item 6.	Selected Financial Data

In the fourth quarter of fiscal 2011, Cabot entered into an agreement to sell its Supermetals Business. This transaction is subject to regulatory approval and other customary closing conditions and is expected to close by the end of calendar year 2011. Because of this sale agreement, the results of the Supermetals Business are now presented as discontinued operations, and the assets and liabilities associated with the sale are now presented as assets and liabilities held for sale for all periods presented in the table below.

	Years Ended September 30
	2011	2010	2009	2008	2007
	(Dollars in millions, except per share amounts and ratios)
Consolidated Net Income (Loss)
Net sales and other operating revenues	$3,102	$2,716	$2,108	$3,001	$2,388

Gross profit	558	510	217	459	455
Selling and administrative expenses	249	241	205	238	241
Research and technical expenses	66	65	66	68	59

Income (loss) from operations(1)	243	204	(54)	153	155
Net interest expense and other charges(2)	(40)	(38)	(45)	(52)	(20)

Income (loss) from continuing operations	203	166	(99)	101	135
(Provision) benefit for income taxes(3)	(6)	(30)	21	(10)	(25)
Equity in earnings of affiliated companies	8	7	5	8	12
Income (loss) from discontinued operations, net of tax	53	26	(2)	7	22

Net income (loss)	258	169	(75)	106	144
Net income attributable to noncontrolling interests, net of tax	22	15	2	20	15

Net income (loss) attributable to Cabot Corporation	$236	$154	$(77)	$86	$129

Common Share Data
Diluted net income (loss) attributable to Cabot Corporation:
Income (loss) from continuing operations	$2.77	$1.94	$(1.21)	$1.21	$1.56
Income (loss) from discontinued operations	0.80	0.41	(0.04)	0.11	0.31

Net income (loss) attributable to Cabot Corporation	$3.57	$2.35	$(1.25)	$1.32	$1.87

Dividends	$0.72	$0.72	$0.72	$0.72	$0.72
Closing prices	$24.78	$32.57	$23.11	$31.78	$35.53
Weighted-average diluted shares outstanding—millions(4)	65.4	64.3	62.8	62.8	66.2
Shares outstanding at year end—millions	63.9	65.4	65.3	65.3	65.3

Consolidated Financial Position
Current assets	$1,449	$1,335	$1,060	$1,228	$1,063
Current assets held for sale	106	103	140	180	212
Net property, plant, and equipment	1,036	937	972	1,035	976
Other assets	511	471	462	363	341
Non-current assets held for sale	39	40	42	52	44

Total assets	$3,141	$2,886	$2,676	$2,858	$2,636

Current liabilities	$644	$523	$455	$574	$520
Current liabilities held for sale	12	16	22	27	27
Long-term debt	556	600	623	586	503
Other long-term liabilities	307	324	334	308	314
Non-current liabilities held for sale	6	6	5	4	2
Cabot Corporation stockholders’ equity	1,487	1,302	1,134	1,249	1,194
Noncontrolling interests	129	115	103	110	76

Total liabilities and stockholders’ equity	$3,141	$2,886	$2,676	$2,858	$2,636

Working capital(5)	$899	$899	$723	$807	$728

Selected Financial Ratios
Adjusted return on invested capital(6)	16%	14%	2%	8%	11%
Net debt to capitalization ratio(7)	20%	16%	22%	30%	25%

(1)

Income (loss) from operations includes certain items. For fiscal 2011, certain items include charges of $18 million for the Company’s global restructuring activities and $1 million for environmental reserves and legal settlements. For fiscal 2010, certain items include charges of $46 million for the Company’s global restructuring activities, $3 million for environmental reserves and legal settlements, $2 million for a long-lived asset impairment, and a $2 million addition in the reserve for respirator claims. For fiscal 2009, certain items include charges of $87 million for the Company’s global restructuring activities, $4 million for executive transition costs, and $1 million for the write-down of impaired investments. For fiscal 2008, certain items include charges of $16 million for the closure of our carbon black facility in Waverly, West Virginia, $5 million for the Company’s 2008 global restructuring plan, $4 million for executive transition costs, $3 million for environmental reserves and legal settlements, $2 million related to the closure of a former carbon black facility, and $2 million for debt issuance costs, offset by a gain of $18 million for the sale of land in Altona, Australia and a $2 million reduction in the reserve for respirator claims. For fiscal 2007, certain items include charges of $15 million for legal and environmental reserves and settlements and $11 million for restructuring activities.

(2)

Net interest expense and other charges for fiscal 2011, 2009 and 2008 include foreign currency losses of $6 million, $15 million and $14 million, respectively. Net interest expense and other charges for fiscal 2010 and 2007 include foreign currency gains of less than $1 million and $9 million, respectively.

(3)

The Company’s tax rate for fiscal 2011 was a provision of 3% which includes net tax benefits of $24 million from the repatriation of high taxed income, $10 million from the settlements of various tax audits, $2 million from the renewal of the U.S. research and experimentation (“R&E”) credit and $2 million for investment incentive tax credits recognized in China. The Company’s tax rate for fiscal 2010 was a provision of 18% which includes net tax benefits of $15 million from the settlements of various tax audits and $2 million for investment incentive tax credits. The Company’s tax rate for fiscal 2009 was a benefit of 21%, which includes $12 million of net tax benefits resulting from settlements of various tax audits and tax credits during the year. The Company’s tax rate for fiscal 2008 was a provision of 10%, which includes approximately $11 million of net tax benefits resulting from settlements of various tax audits and tax credits during the year. The Company’s tax rate for fiscal 2007 was a provision of 19%, which includes $3 million in tax benefits resulting from the settlement of various tax audits during the year.

(4)	The weighted-average diluted shares outstanding for fiscal 2009 excludes approximately 4 million shares as those shares would have had an antidilutive effect due to the Company’s net loss position.
(5)	Working capital is total current assets, including current assets held for sale, less total current liabilities, including current liabilities held for sale.

(6)

Adjusted return on invested capital (“Adjusted ROIC”) is a non-GAAP financial measure that management believes is useful to investors as a measure of performance and the effectiveness of our use of capital. We use Adjusted ROIC as one measure to monitor and evaluate performance. ROIC is not a measure of financial performance under GAAP and may not be defined and calculated by other companies in the same manner. Adjusted ROIC, which excludes items that management considers to be unusual and not representative of the Company’s segment results, is calculated as follows.

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

(7)

Net debt to capitalization ratio is calculated by dividing total debt (the sum of short-term and long-term debt less cash and cash equivalents) by the sum of total stockholder’s equity plus noncontrolling interest.

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

Revenue Recognition and Accounts and Notes Receivable

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

Shipping and handling charges related to sales transactions are recorded as revenue when billed to customers or included in the sales price. Shipping and handling costs are included in cost of sales.

The following table shows the relative size of the revenue recognized in each of our reportable segments.

	Years ended September 30
	2011	2010	2009
Core Segment	65%	63%	63%
Performance Segment	29%	30%	31%
New Business Segment	4%	4%	3%
Specialty Fluids Segment	2%	3%	3%

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

We maintain allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during fiscal 2011 and 2010 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Total U.S. inventories utilizing this cost flow assumption was $32 million at both September 30, 2011 and 2010. These inventories represent 8% and 10% of total worldwide inventories at the respective year-ends. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $53 million and $35 million higher as of September 30, 2011 and 2010, respectively. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales. If, however, we were using a FIFO method, our purchases from earlier periods, which were at lower prices, would instead be the first charged to cost of sales. The opposite result could occur during a period of rapid decline in raw material costs.

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

During fiscal 2009 inventory quantities were reduced at our U.S. Rubber Blacks and Performance Products sites, leading to liquidations of LIFO inventory quantities. These LIFO layer liquidations resulted in a decrease of cost of goods sold of $5 million and an increase in consolidated net income of $3 million ($0.06 per diluted common share) for fiscal 2009. No such reductions occurred in either fiscal 2011 or 2010.

We review inventory for both potential obsolescence and potential loss of value periodically. In this review, we make assumptions about the future demand for and market value of the inventory and based on these assumptions estimate the amount of any obsolete, unmarketable or slow moving inventory. We write down the value of our inventories by an amount equal to the difference between the cost of inventory and the estimated market value. Historically, such write-downs have not been significant. If actual market conditions are less favorable than those projected by management at the time of the assessment, however, additional inventory write-downs may be required, which could reduce our gross profit and our earnings.

Stock-based Compensation

We have issued restricted stock, restricted stock units, and stock options under our equity compensation plans. The fair value of restricted stock and restricted stock units is the market price of our stock on the day of the grant. The fair value is recognized as expense over the service period, which generally represents the vesting period. The vesting of certain restricted stock units is dependent on certain performance based criteria. We evaluate the likelihood of achievement of such performance objectives each quarter and record stock-based compensation based on this assessment. There are no other significant estimates involved in recording compensation costs for restricted stock units with the exception of estimates we make around the probability of forfeitures. Changes in the forfeiture assumptions could impact our earnings but would not impact our cash flows.

We use the Black-Scholes option pricing model to calculate the fair value of stock options issued under our equity compensation plans. In determining the fair value of stock options, we make a variety of assumptions and estimates, including discount rates, volatility measures, expected dividends and expected option lives. Changes to such assumptions and estimates can result in different fair values and could therefore impact our earnings. Such changes would not impact our cash flows.

Goodwill and Long-Lived Assets

Goodwill is comprised of the cost of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment annually, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. The annual review is performed as of March 31st of each year.

For the reporting units that carry goodwill balances, our impairment test consists of a comparison of each reporting unit’s carrying value to its estimated fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level. We have three reporting units that carry goodwill balances: Rubber Blacks, Fumed Metal Oxides, and Security Materials. The estimated fair value of a reporting unit is primarily based on discounted estimated future cash flows. We validate this model by considering other factors such as the fair value of comparable companies to our reporting units, and also perform a reconciliation of the fair value of all our reporting units to our overall market capitalization. The assumptions used to estimate the discounted cash flows are based on our best estimates of future growth rates, operating cash flows, capital expenditures, discount rates and market conditions over an estimate of the remaining operating period at the reporting unit level. The discount rate is based on the weighted average cost of capital that is determined by evaluating the risk free rate of return, cost of debt, and expected equity premiums. If an impairment exists, a loss is recorded to write-down the value of goodwill to its implied fair value. As a result of the test completed for March 31, 2011, the estimated fair value substantially exceeded the carrying value of our reporting units.

As of September 30, 2011, our goodwill balance is allocated between three reporting units: Rubber Blacks, $27 million, Fumed Metal Oxides, $11 million, and Security Materials, $2 million. There have been no goodwill impairment charges during the periods presented in these financial statements.

Our long-lived assets primarily include property, plant and equipment, long-term investments, assets held for rent and sale and intangible assets. We review the carrying values of long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. Such circumstances would include, but are not limited to, a significant decrease in the market price of the long-lived asset, a significant adverse change in the way the asset is being used, a decline in the physical condition of the asset or a history of operating or cash flow losses associated with the use of the asset. In the recent past, impairments have generally been recognized when we determine that we will restructure certain operations.

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

Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivables, investments, accounts payable and accrued liabilities, short-term and long-term debt, and derivative instruments. The carrying values of our financial instruments approximate fair value with the exception of our long-term debt that has not been designated as part of a fair value hedge. The non-hedged long-term debt is recorded at amortized cost. The fair values of our financial instruments are based on quoted market prices, if such prices are available. In situations where quoted market prices are not available, we rely on valuation models to derive fair value. For interest rate swaps and cross currency swaps, we use standard models with market-based inputs. The significant inputs to these models are interest rate curves for discounting future cash flows. In determining the fair value of the commodity derivatives, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. Such valuation takes into account the ability of the financial counterparty to perform.

We use derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates and foreign currency exchange rates, which exist as part of our on-going business operations. We do not enter into derivative contracts for speculative purposes, nor do we hold or issue any financial instruments for trading purposes. All derivatives are recognized on our Consolidated Balance Sheets at fair value. Where we have a legal right to offset derivative settlements under a master netting agreement with a counterparty, derivatives with that counterparty are presented on a net basis. The changes in the fair value of derivatives are recorded in either earnings or accumulated other comprehensive income, depending on whether or not the instrument is designated as part of a hedge transaction and, if designated as part of a hedge transaction, the type of hedge transaction. The gains or losses on derivative instruments reported in accumulated other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings during the period in which the ineffectiveness occurs.

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

Assets and liabilities measured at fair value, including assets that are part of our defined benefit pension plans, are classified in the fair value hierarchy based on the inputs used for valuation. Assets that are actively traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued based on quoted prices for similar assets or liabilities in active markets, or standard pricing models using observable inputs are classified as Level 2. As of September 30, 2011, we have no assets or liabilities carried at fair value that are valued using unobservable inputs and, therefore, no assets or liabilities that are classified as Level 3. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to our total equity, as of September 30, 2011.

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

We compute our recorded obligations globally in accordance with U.S. generally accepted accounting principles. Under such principles, if actual results differ from what is projected, the differences are generally accumulated and amortized over future periods and could therefore affect the recognized expense and recorded obligation in such future periods. However, cash flow requirements may be different from the amounts of expense that are recorded in the consolidated financial statements. In fiscal 2011, restructuring activities and other employee actions relative to normal operations resulted in certain pension plan curtailments and settlements, which tend to accelerate the recognition of the deferred gains and losses.

Self-Insurance Reserves

We are partially self-insured for certain third-party liabilities globally, as well as workers’ compensation and employee medical benefits in the United States. The third-party and workers’ compensation liabilities are managed through a wholly-owned insurance captive and the related liabilities are included in the consolidated financial statements. The employee medical obligations are managed by a third-party provider and the related liabilities are included in the consolidated financial statements. To limit our potential liabilities for these risks, however, we purchase insurance from third-parties that provides individual and aggregate stop loss protection. The aggregate self-insured liability in fiscal 2011 for combined third party liabilities, U.S. workers’ compensation and employee medical benefits is $6 million, and the retention for medical costs in the United States is at most $200,000 per person per annum. We have accrued amounts equal to the actuarially determined future liabilities. We determine the actuarial assumptions in collaboration with third-party actuaries, based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs and changes in actual experience could cause these estimates to change and impact our earnings and cash flows.

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

Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time and the amount accrued is recognized on a discounted basis. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of other parties which contribute to the settlement of respirator claims, (viii) a change in the availability of insurance coverage maintained by the entity from which we acquired the safety respiration products business or the indemnity provided by its former owner, (ix) changes in the allocation of costs among the various parties paying legal and settlement costs and (x) a determination that our assumptions regarding contractual obligations on which we have estimated our share of liability are inaccurate. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount. Further, if the timing of our actual payments made for respirator claims differs significantly from our estimated payment schedule, and we determine that we can no longer reasonably predict the timing of such payments, we could then be required to record the reserve amount on an undiscounted basis on our Consolidated Balance Sheets, causing an immediate impact to earnings.

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

We record benefits for uncertain tax positions based on an assessment of whether the position is more likely than not to be sustained by the taxing authorities. If this threshold is not met, no tax benefit of the uncertain tax position is recognized. If the threshold is met, the tax benefit that is recognized is the largest amount that is greater than 50% likely of being realized upon ultimate settlement. This analysis presumes the taxing authorities’ full knowledge of the positions taken and all relevant facts, but does not consider the time value of money. We also accrue for interest and penalties on these uncertain tax positions and include such charges in the income tax provision in the Consolidated Statements of Operations.

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

Results of Operations

Definition of Terms

When discussing our income (loss) from operations, we use several terms. The following discussion of results includes information on our reportable segment sales and segment (or business) operating profit (loss) before interest and tax (“EBIT”). In calculating segment EBIT, we exclude certain items, meaning items that are considered by management to be unusual and not representative of segment results. In addition, in calculating segment EBIT, we include Equity in net income of affiliated companies, net of tax, royalties paid by equity affiliates and Net income attributable to noncontrolling interests, net of tax, but exclude Interest expense, foreign currency transaction gains and losses, interest income, dividend income, unearned revenue, the effects of LIFO accounting for inventory, and unallocated general and corporate costs. Our Chief Operating Decision Maker uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. A reconciliation of segment EBIT to Income (loss) from continuing operations before income taxes and equity in net earnings of affiliated companies is set forth within this section.

The term “LIFO” includes two factors: (i) the impact of current inventory costs being recognized immediately in cost of goods sold (“COGS”) under a last-in first-out method, compared to the older costs that would have been included in COGS under a first-in first-out method (“COGS impact”); and (ii) the impact of reductions in inventory quantities, causing historical inventory costs to flow through COGS (“liquidation impact”). The term “contract lag” refers to the time lag of the feedstock related pricing adjustments in certain of our rubber blacks supply contracts. The term “product mix” refers to the various types and grades, or mix, of products sold in a particular business or segment during the period, and the positive or negative impact of that mix on the revenue or profitability of the business or segment. The discussion under the heading “Provision for Income Taxes” includes a discussion of our “operating tax rate”. In calculating our operating tax rate (which is intended to provide the best metric of the Company’s on-going tax rate), we exclude from the recorded tax provision (i) discrete tax items, which are unusual or infrequent, and (ii) the tax impact of certain items. For this calculation, pretax income from continuing operations is also adjusted to exclude the impact of certain items.

Cabot is organized into four business segments: the Core Segment, the Performance Segment, the New Business Segment and the Specialty Fluids Segment. Cabot is also organized for operational purposes into three geographic regions: the Americas; Europe, Middle East and Africa; and Asia Pacific. Discussions of all periods reflect these structures.

Financial results in all periods have been recast to conform to changes made to Income (loss) from discontinued operations, net of tax for our Supermetals Business and our segment reporting structure. The segment reporting structure changes include the reclassification of: i) the Cabot Elastomer Composites Business from the Rubber Blacks Business to the New Business Segment; ii) corporate business development costs related to new technology efforts from the New Business Segment to Unallocated corporate costs; iii) the COGS impact from LIFO accounting from the Rubber Blacks Business and Performance Segment to General unallocated (expense) income; and iv) corporate overhead costs that had been allocated to the Supermetals Business to the remaining Segments.

Our analysis of financial condition and operating results should be read with our Consolidated Financial Statements and accompanying notes. Unless a calendar year is specified, all references to years in this discussion are to our fiscal years ended September 30.

Drivers of Demand and Key Factors Affecting Profitability

Drivers of demand and key factors affecting our profitability differ by Segment. In our Core Segment, demand in the Rubber Blacks Business is influenced on a long term basis primarily by: i) the number of vehicle miles driven globally; ii) the number of original equipment and replacement tires produced; and iii) the number of automotive builds. Over the past several years, the Rubber Blacks Business’ operating results have been driven by a number of factors, including: i) increases or decreases in sales volumes; ii) changes in raw material costs and our ability to obtain sales price increases for our products commensurate with increases in raw material costs; iii) changes in pricing and product mix; iv) global and regional capacity utilization; v) fixed cost savings achieved through restructuring and other cost saving activities; vi) the growth of our volumes and market position in emerging economies; and vii) capacity management and technology investments, including the impact of energy utilization and yield improvement technologies at our manufacturing facilities. Historically, there has been a time lag between when we incur feedstock costs and the time when prices are adjusted under our supply contracts that contain feedstock related pricing formulas. Since 2008, we have been actively renegotiating these contracts in an attempt to reduce this time delay. However, during fiscal 2009, we still had contracts with a time delay in the pricing adjustment and, therefore, experienced an unfavorable impact to segment EBIT. During fiscal 2010, we reduced the percentage of volume subject to this time lag, and the financial impact of the time lag was immaterial to our business results in fiscal 2010 and fiscal 2011.

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

In our New Business Segment, drivers of demand are specific to the various businesses. In the Inkjet Colorants Business, demand has been driven by a relative increase of printer platforms using our pigments at both new and existing customers and the broader adoption of inkjet technology in office and commercial printing applications. Demand in the Aerogel Business has been driven by the adoption of aerogel products for oil and gas, daylighting, insulation for building and construction and specialty chemical applications. In the Cabot Superior MicroPowders Business, demand has been driven principally by the number of security taggant applications incorporating our unique and proprietary particles. In the Cabot Elastomer Composites Business, demand has been driven by the penetration of our unique compound of natural rubber and carbon black made in a patented liquid phase into applications for the tire, mining and defense industries. Operating results in the New Business Segment have been influenced by: i) our ability to improve the pace of revenue generation in the Segment; ii) our ability to select the highest value opportunities and work with lead users in the appropriate markets; iii) our ability to appropriately size the overall cost platform of the Segment for the opportunities; and iv) the timing of milestone payments in our Cabot Elastomer Composites Business.

In our Specialty Fluids Segment, demand for cesium formate is primarily driven by the level of drilling activity for high pressure oil and gas wells and by the petroleum industry’s acceptance of our product as a drilling and completion fluid for this application. Operating results in the Specialty Fluids Segment have been driven by the size, type and duration of drilling jobs.

Overview of Results for Fiscal 2011

During fiscal 2011, profitability increased compared to fiscal 2010 driven by improved pricing and product mix and benefits from investments in energy centers and yield technology. During fiscal 2011, we entered into an agreement to divest our Supermetals Business. As such, operating results from the Supermetals Business are included in Income (loss) from discontinued operations, net of tax, for all periods presented on the Consolidated Statements of Operations and the assets and liabilities related to this business are categorized as held for sale for all periods presented on the Consolidated Balance Sheets.

Fiscal 2011 compared to Fiscal 2010 and Fiscal 2010 compared to Fiscal 2009—Consolidated

Net Sales and Gross Profit

	Years ended September 30
	2011	2010	2009
	(Dollars in millions)
Net sales and other operating revenues	$3,102	$2,716	$2,108
Gross profit	$558	$510	$217

The $386 million increase in net sales from fiscal 2010 to fiscal 2011 was due primarily to higher selling prices and a favorable product mix ($301 million) and the favorable effect of foreign currency translation ($97 million) partially offset by lower volumes ($8 million). The $608 million increase in net sales from fiscal 2009 to fiscal 2010 was due primarily to higher volumes ($404 million) from stronger demand in our key end markets, higher selling prices and a favorable product mix ($132 million) and the favorable effect of foreign currency translation ($52 million).

Gross profit increased by $48 million in fiscal 2011 when compared to fiscal 2010 principally due to higher unit margins driven by the implementation of strategic value pricing and product mix initiatives and benefits from the investments in energy centers and yield technology that more than offset higher raw material costs. Gross profit increased by $293 million in fiscal 2010 when compared to fiscal 2009 principally due to: i) higher volumes from improved demand in our end markets; ii) higher unit margins driven by the implementation of strategic value pricing and product mix initiatives; and iii) lower charges recorded as cost of sales during fiscal 2010 principally related to restructuring expenses. While there was a significant contract lag and LIFO benefit in fiscal 2009, the impact in fiscal 2010 was minimal. This resulted in an unfavorable year over year comparison for both of these items.

Gross profit percentage may be significantly affected by changes in net sales as a result of increases or decreases in prices based on the price adjustment to customers for increases or decreases in raw material costs. Therefore, we do not use gross profit percentage as an indicator of business performance, but instead we focus on gross profit dollar changes from period to period as a better indicator of business performance.

Selling and Administrative Expenses

	Years Ended September 30
	2011	2010	2009
	(Dollars in millions)
Selling and administrative expenses	$249	$241	$205

Selling and administrative expenses increased by $8 million in fiscal 2011 when compared to fiscal 2010. The comparative increase is principally due to increased business and business development activity levels that were partially offset by lower restructuring related expenses. Selling and administrative expenses increased by $36 million in fiscal 2010 when compared to fiscal 2009. The comparative increase is principally due to substantially lower spending levels in fiscal 2009 from cost saving measures implemented at the onset of the global economic downturn, higher restructuring related charges and an increase in performance based compensation in fiscal 2010 commensurate with improved operating results.

Research and Technical Expenses

	Years Ended September 30
	2011	2010	2009
	(Dollars in millions)
Research and technical expenses	$66	$65	$66

Research and technical expenses were $1 million higher in fiscal 2011 when compared to fiscal 2010 as we maintained our investment in new product and process development opportunities across the businesses. Research and technical expenses were lower by $1 million in fiscal 2010 when compared to fiscal 2009. While maintaining our gross spending levels, we also continued to focus on investing in our highest value new business and process research opportunities during fiscal 2010.

Interest and Dividend Income

	Years Ended September 30
	2011	2010	2009
	(Dollars in millions)
Interest and dividend income	$2	$2	$3

Interest and dividend income was $2 million in both fiscal 2011 and 2010. Interest and dividend income was $1 million lower in fiscal 2010 when compared to fiscal 2009 primarily due to lower interest rates, partially offset by higher cash balances.

Interest Expense

	Years Ended September 30
	2011	2010	2009
	(Dollars in millions)
Interest expense	$39	$40	$30

Interest expense decreased by $1 million in fiscal 2011 when compared to fiscal 2010 driven by lower average debt levels in fiscal 2011 as compared to fiscal 2010. Interest expense increased by $10 million in fiscal 2010 when compared to fiscal 2009. The comparative increase was primarily due to higher average interest rates resulting from the issuance of our 5% Notes in the fourth quarter of fiscal 2009.

Other Expense

	Years Ended September 30
	2011	2010	2009
	(Dollars in millions)
Other expense	$3	$—	$18

Other expense balances are driven by foreign currency movements, including gains or losses on foreign currency transactions and the remeasurement of our foreign currency denominated debt and related derivatives. The $3 million increase in expense from fiscal 2010 to fiscal 2011 was principally driven by an unfavorable comparison of these foreign currency movements. The $18 million decrease in expense from fiscal 2009 to fiscal 2010 was driven by a favorable comparison of these foreign currency movements, which included the write down in fiscal 2009 of the value of bolivars that had accumulated in our holding companies over several years to a parallel exchange rate ($5 million).

(Provision) Benefit for Income Taxes

	Years Ended September 30
	2011	2010	2009
	(Dollars in millions)
(Provision) benefit for income taxes	$(6)	$(30)	$21
Effective tax rate	3%	18%	21%

In calculating our operating tax rate, we exclude discrete tax items and the impact of certain items on both operating income and the tax provision.

The provision for income taxes was $6 million for fiscal 2011, resulting in an overall 3% tax rate. This amount included discrete tax benefits of $38 million comprised of: i) $24 million related to the repatriation of high tax income in response to recent changes in U.S. tax legislation; ii) $10 million from audit settlements; iii) $2 million from the recognition of investment tax credits in China; and iv) $2 million from the renewal of the U.S. research and experimentation (“R&E”) credit. The operating tax rate for fiscal 2011 was 22%.

The provision for income taxes was $30 million for fiscal 2010, resulting in an overall 18% tax rate. This amount included discrete tax benefits of $15 million related to the settlement of various tax audits and $2 million for investment incentive credits earned, partially offset by a $1 million charge for miscellaneous adjustments. The operating tax rate for fiscal 2010 was 25%.

The benefit for income taxes was $21 million for fiscal 2009, resulting in an overall 21% tax rate. This amount included discrete tax benefits of $12 million comprised of: i) $9 million from audit settlements; ii) $2 million for the renewal of the U.S. R&E credit; and iii) $1 million for investment incentive credits earned. However, the operating tax rate for fiscal 2009 was a charge of 83% due to the fact that the losses for which no tax benefit could be recorded were disproportionately high compared to overall income for the year.

Our anticipated operating tax rate for fiscal 2012 is 24% to 25%. The IRS has not yet commenced the audit of our 2008 and 2009 tax years and certain Cabot subsidiaries are under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2012 and could impact our anticipated overall tax rate. We have filed our tax returns in accordance with the tax laws in each jurisdiction and maintain tax reserves for uncertain tax positions.

Equity in Net Income of Affiliates and Noncontrolling Interest in Net Income, net of tax

	Years Ended September 30
	2011	2010	2009
	(Dollars in millions)
Equity in net income of affiliated companies, net of tax	$8	$7	$5
Net income attributable to noncontrolling interests, net of tax	22	15	2

Equity in net income of affiliated companies, net of tax, increased by $1 million in fiscal 2011 when compared to fiscal 2010 due primarily to an improvement in profitability at our equity affiliates in Mexico and Venezuela. Equity in net income of affiliated companies, net of tax, increased by $2 million in fiscal 2010 when compared to fiscal 2009 due primarily to an improvement in profitability at our equity affiliate in Mexico as our end markets recovered from the 2009 global economic downturn.

Noncontrolling interest in net income, net of tax, is the means by which the minority shareholders’ portion of the income or loss in our consolidated joint ventures is removed from our consolidated statement of operations. For fiscal 2011, the $7 million increase in net income attributable to noncontrolling interests, net of tax, is due to the improved profitability of our joint ventures in China, the Czech Republic and Malaysia from higher unit margins. In fiscal 2010, the $13 million increase in net income attributable to noncontrolling interests, net of tax, is due to the improved profitability of our joint ventures in China, Indonesia, and Malaysia, from higher volumes and unit margins.

Income (Loss) from Discontinued Operations, net of tax

During fiscal 2011, we entered into an agreement to divest our Supermetals Business. As such, we have reclassified income from continuing operations related to the Supermetals Business to Income (loss) from discontinued operations, net of tax, for each of the last three fiscal years. The $27 million increase in income from discontinued operations from fiscal 2010 to fiscal 2011 was driven by an increase in profitability of the Supermetals Business as a result of improved pricing and product mix. The $28 million increase in income from discontinued operations from fiscal 2009 to fiscal 2010 was driven by an increase in profitability of the Supermetals Business as a result of higher volumes and lower raw material costs. In addition, in each of fiscal 2011 and 2009, we recorded a loss from discontinued operations, net of tax, of less than $1 million associated with other divested businesses. There were no other items included in discontinued operations in fiscal 2010.

Net Income (Loss) Attributable to Cabot Corporation

In fiscal 2011, we reported net income of $236 million ($3.57 per diluted common share). This is compared to net income of $154 million ($2.35 per diluted common share) in fiscal 2010 and net loss of $77 million ($1.25 per diluted common share) in fiscal 2009.

Fiscal 2011 compared to Fiscal 2010 and Fiscal 2010 compared to Fiscal 2009—By Business Segment

Total segment EBIT, certain items, other unallocated items and income (loss) from continuing operations before taxes for fiscal 2011, 2010 and 2009 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note V of our Consolidated Financial Statements.

	Years Ended September 30
	2011	2010	2009
	(Dollars in millions)
Total segment EBIT	$354	$314	$61
Certain items	(19)	(53)	(92)
Other unallocated items	(132)	(95)	(68)

Income (loss) from continuing operations before taxes	$203	$166	$(99)

In fiscal 2011, total segment EBIT increased by $40 million when compared to fiscal 2010. The increase was principally driven by higher unit margins ($101 million) from increased prices, a favorable product mix and the benefits from investments in energy centers and yield technology that more than offset higher raw material costs. Higher fixed manufacturing costs ($44 million) from higher maintenance and other plant operating costs, lower volumes ($9 million) in the Rubber Blacks Business and Specialty Fluids Segment, and an increase in selling and administrative costs ($9 million) primarily related to increased headcount to support business activities in the Performance and New Business Segments partially offset this improvement.

In fiscal 2010, total segment EBIT increased by $253 million when compared to fiscal 2009. The increase was principally driven by higher volumes ($177 million) from stronger demand in our end markets and higher unit margins ($100 million) from increased prices, a favorable product mix and the favorable comparison from charges in fiscal 2009 related to older, high cost inventories that did not recur in fiscal 2010. While there was a significant contract lag benefit in fiscal 2009, the impact in fiscal 2010 was minimal. This resulted in an unfavorable year over year comparison ($23 million) for this item.

Certain Items:

In recent years, the costs of various restructuring activities have been recorded as certain items, and thus not included in segment results. These charges principally comprised the certain items that were recorded in fiscal 2011, 2010 and 2009. In fiscal 2009, we implemented a global plan to restructure our operations, which has continued through fiscal 2011. In addition, we closed our masterbatch plant in Grigno, Italy in fiscal 2011 and closed our carbon black facility in Thane, India in fiscal 2010.

Details of the certain items for fiscal 2011, 2010, and 2009 are as follows:

	Years Ended September 30
	2011	2010	2009
	(Dollars in millions)
Global restructuring activities	(18)	(46)	(87)
Environmental reserves and legal settlements	(1)	(3)	—
Executive transition costs	—	—	(4)
Long-lived asset impairment	—	(2)	—
Reserve for respirator claims	—	(2)	—
Write-down of impaired investments	—	—	(1)

Total certain items, pre-tax	$(19)	$(53)	$(92)

Other unallocated items include interest expense, equity in net income of affiliated companies, Unallocated corporate costs, and general unallocated (expense) income. The balances of Unallocated corporate costs are comprised of corporate costs primarily related to managing a public company that are not allocated to the segments and corporate business development costs related to new technology efforts. The balances of General unallocated (expense) income primarily include foreign currency transaction gains (losses), interest income, dividend income, the profit related to unearned revenue, and the COGS impact of LIFO accounting.

Other Unallocated Items:

	Years Ended September 30
	2011	2010	2009
	(Dollars in millions)
Interest expense	$(39)	$(40)	$(30)
Equity in net income of affiliated companies	(8)	(7)	(5)
Unallocated corporate costs	(53)	(48)	(36)
General unallocated (expense) income	(32)	—	3

Total other unallocated items	$(132)	$(95)	$(68)

In fiscal 2011, costs from total other unallocated items increased by $37 million when compared to the same period of fiscal 2010. The increase was driven by an increase in the charge associated with: i) the COGS impact of LIFO accounting ($16 million) due to rising carbon black raw material costs in fiscal 2011; ii) the unfavorable comparative of foreign currency transactions ($7 million); and iii) the unfavorable impact of a change in the net worth tax in Colombia ($3 million). In addition, there were higher costs commensurate with an increase in business activity levels and higher spending for corporate business development activities. In fiscal 2010, costs from total other unallocated items increased by $27 million when compared to the same period of fiscal 2009. The increase was driven by: i) an unfavorable comparison due to a fiscal 2009 benefit from the COGS impact of LIFO accounting ($22 million) from lower carbon black feedstock costs, which did not repeat in fiscal 2010, and ii) an increase in interest expense ($10 million) due to higher average interest rates resulting from the issuance of our 5% Notes in the fourth quarter of fiscal 2009.

Core Segment

Sales and EBIT for the Rubber Blacks Business for fiscal 2011, 2010 and 2009 are as follows:

	Years Ended September 30
	2011	2010	2009
	(Dollars in millions)
Rubber Blacks Business Sales	$1,952	$1,660	$1,283

Rubber Blacks Business EBIT	$183	$139	$21

In fiscal 2011, sales in the Rubber Blacks Business increased by $292 million when compared to fiscal 2010. The increase was principally driven by higher prices and a favorable product mix ($252 million) and the favorable effect of foreign currency translation ($73 million). Global volumes decreased by 2% in fiscal 2011 relative to fiscal 2010 driven by the closure of our carbon black facility in India. Excluding the impact of the closure of the India facility, global volumes were consistent with the prior year. In fiscal 2010, sales in the Rubber Blacks Business increased by $377 million when compared to fiscal 2009. The increase was principally driven by higher volumes ($246 million), higher prices and a favorable product mix ($94 million) and the favorable effect of foreign currency translation ($45 million). Global volumes increased by 19% in fiscal 2010 relative to fiscal 2009 from increased demand due to a combination of recovery in our end markets and the impact of expanded capacity at our facility in Tianjin, China.

In fiscal 2011, Rubber Blacks EBIT increased by $44 million when compared to fiscal 2010. The increase was principally driven by higher unit margins ($79 million) from higher pricing, a favorable product mix and benefits from investments in energy centers and yield technology that more than offset higher raw material costs. Higher fixed manufacturing costs ($23 million) from higher maintenance and other plant operating costs and lower volumes ($11 million) partially offset these positive factors. In fiscal 2010, Rubber Blacks EBIT increased by $118 million when compared to fiscal 2009. The increase was principally driven by higher volumes ($74 million) and higher unit margins ($72 million) from higher pricing, a favorable product mix and a favorable comparison from charges in fiscal 2009 related to older, high cost inventories that did not recur in the same period of fiscal 2010. While there was a significant contract lag benefit in fiscal 2009, the impact in fiscal 2010 was minimal. This resulted in an unfavorable year over year comparison ($23 million).

Historically, our rubber blacks supply contracts have provided for a price adjustment on the first day of each quarter to account for changes in feedstock related costs and, in some cases, changes in other relevant costs. These feedstock adjustments were based upon the average of a relevant index over a three-month period, and the contracts typically provided for the adjustments to be calculated in the month preceding the quarter. Accordingly, the calculation was typically based upon the average of the three months preceding the month in which the calculation was made. In periods of rapidly fluctuating feedstock costs, this time lag could have a significant impact on the results of the Rubber Blacks Segment. Over the past three years, we have reduced the percentage of our Rubber Blacks volume subject to this time delay from approximately 50% in fiscal 2008 to less than 10% at the end of fiscal 2010 to an insignificant amount at the end of fiscal 2011. Accordingly, we anticipate that the contract lag comparisons discussed above will not be a factor in our operating results in the future.

Performance Segment

Sales and EBIT for the Performance Segment for fiscal 2011, 2010 and 2009 are as follows:

	Years Ended September 30
	2011	2010	2009
	(Dollars in millions)
Performance Products Business Sales	$626	$531	$410
Fumed Metal Oxides Business Sales	254	252	210

Segment Sales	$880	$783	$620

Segment EBIT	$140	$125	$25

In fiscal 2011, sales for the Performance Segment increased by $97 million when compared to fiscal 2010. The increase was principally driven by higher prices and a favorable product mix ($53 million), higher volumes ($22 million), and the positive impact of foreign currency translation ($21 million). During fiscal 2011, volumes in Performance Products increased by 5% due to higher demand served by new capacity for our masterbatch products. Volumes in Fumed Metal Oxides decreased by 2% due to our strategic value pricing initiative, which resulted in lower volumes sold. In fiscal 2010, sales for the Performance Segment increased by $163 million when compared to fiscal 2009. The increase was principally driven by higher volumes ($122 million), higher prices and a favorable product mix ($34 million) and the positive impact of foreign currency translation ($6 million). During fiscal 2010, volumes in Performance Products and Fumed Metal Oxides increased by 20% and 18%, respectively, principally from the global recovery of our key end markets.

EBIT in the Performance Segment increased by $15 million in fiscal 2011 when compared to fiscal 2010. The increase was principally driven by higher unit margins ($22 million) from higher pricing and a favorable product mix that more than offset the impact of higher raw materials costs and higher volumes

($6 million). Higher fixed manufacturing costs ($14 million) associated with the start-up of new capacity and higher maintenance and other plant operating costs partially offset these positive factors. EBIT in the Performance Segment increased by $100 million in fiscal 2010 when compared to fiscal 2009. The increase was due to higher volumes ($62 million) from global demand recovery, higher prices and a favorable product mix ($36 million) and the positive effect of foreign currency translation ($4 million).

New Business Segment

Sales and EBIT for the New Business Segment for fiscal 2011, 2010 and 2009 are as follows:

	Years Ended September 30
	2011	2010	2009
	(Dollars in millions)
Inkjet Colorants Business Sales	$65	$57	$46
Aerogel Business Sales	24	24	15
Cabot Superior MicroPowders Business Sales	11	7	4
Cabot Elastomer Composites Business Sales	17	17	5

Segment Sales	$117	$105	$70

Segment EBIT	$9	$15	$(3)

Sales in the New Business Segment increased by $12 million in fiscal 2011 when compared to fiscal 2010, with revenue increases in the Inkjet Colorants and Cabot Superior MicroPowders Businesses. Revenue increases were driven by higher volumes in the Inkjet Colorants Business and sales of security taggants and incremental revenue resulting from the acquisition of Oxonica Materials Inc. in the Cabot Superior MicroPowders Business. Sales in the New Business Segment increased by $35 million in fiscal 2010 when compared to fiscal 2009, with commercial revenue increases in all businesses within the Segment and higher revenues from joint development and licensing agreements. The commercial revenue improvements were driven by higher volumes in the Inkjet Colorants Business, an increased number of jobs in oil and gas applications in the Aerogel Business, increased sales of security taggants for brand authentication in the Cabot Superior MicroPowders Business, and the timing of payments associated with certain milestones in our Cabot Elastomer Composites Business.

EBIT in the New Business Segment for fiscal 2011 declined by $6 million when compared to fiscal 2010. The decline was driven by the timing of payments associated with certain milestones which more than offset the benefit of higher product sales in our Cabot Elastomer Composites Business. EBIT in the New Business Segment for fiscal 2010 improved by $18 million when compared to fiscal 2009. The improvement was driven by payments associated with the achievement of certain milestones in our Cabot Elastomer Composites Business and increased sales revenue in the Inkjet Colorants, Aerogel and Cabot Superior MicroPowders Businesses.

In the fourth quarter of fiscal 2010, we acquired Oxonica Materials Inc. (“OMI”) from Oxonica Plc for a purchase price of $5 million in cash. OMI (now named Cabot Security Materials, Inc.) is developing surface enhanced raman scattering materials and detection technology, which is expected to expand our portfolio of security technologies within the Cabot Superior MicroPowders Business.

Specialty Fluids Segment

Sales and EBIT for the Specialty Fluids Segment for fiscal 2011, 2010 and 2009 are as follows:

	Years Ended September 30
	2011	2010	2009
	(Dollars in millions)
Segment Sales	$69	$81	$64

Segment EBIT	$22	$35	$18

During fiscal 2011, sales in the Specialty Fluids Segment were $12 million lower than in fiscal 2010. The decrease was principally due to a less favorable mix of business, including jobs that were smaller and shorter in duration. During fiscal 2010, sales in the Specialty Fluids Segment were $17 million higher than in fiscal 2009. The increase was due principally to a higher level of drilling activity in the North Sea and higher prices.

Fiscal 2011 EBIT decreased by $13 million when compared to fiscal 2010. The decrease was principally due to a less favorable mix of business, including jobs that were smaller and shorter in duration. Fiscal 2010 EBIT increased by $17 million when compared to fiscal 2009. The increase was driven by higher volumes from a strong level of drilling activity in the North Sea and higher pricing. These favorable factors were partially offset by increased operating expenses from the restart of our manufacturing facility in Manitoba, Canada after a temporary suspension of production activity in fiscal 2009.

Cash Flows and Liquidity

Overview

As permitted by U.S. GAAP, our Consolidated Statements of Cash Flows have been presented to include discontinued operations with continuing operations. Therefore, unless noted otherwise, the following discussion of our cash flows and liquidity position include both continuing and discontinued operations. Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $4 million during fiscal 2011. The decrease was primarily attributable to our decreased cash position, which was offset by an increase in our committed borrowing facilities. At September 30, 2011, we had cash and cash equivalents of $286 million, and current availability under our revolving credit agreement of approximately $521 million.

In August 2011, we entered into a new committed unsecured revolving credit agreement. The credit agreement provides for a $550 million revolving credit facility through August 2016 and replaced our previous credit facility which was scheduled to expire in June 2014. The credit agreement contains an option, subject to the lenders’ approval, to increase the facility to $750 million. All borrowing under the credit agreement will be based on variable interest rates. Amounts committed under the credit agreement can also be utilized to provide letters of credit in certain circumstances. We plan to use the credit agreement for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, and acquisitions. The credit agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants in the credit agreement include interest coverage, debt-to-EBITDA and subsidiary debt to total capitalization ratios. As of September 30, 2011, we were in compliance with all applicable covenants.

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

We generally manage our cash and debt on a global basis to provide for working capital and capital expenditure requirements as needed by region or site. Cash and debt are generally denominated in the local currency of the subsidiary holding the assets or liabilities, except where there are operational cash flow reasons to hold non-functional cash or debt. As of September 30, 2011 our USD equivalent holdings by region were: Asia Pacific $137 million, Europe $87 million, and the Americas $62 million, which included $27 million in the U.S.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows.

Cash Flows from Operating Activities

Cash generated by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $195 million in fiscal 2011 compared to $249 million in fiscal 2010 and $399 million in fiscal 2009.

Cash generated from operating activities in fiscal 2011 was driven primarily by net income of $258 million plus $144 million of depreciation and amortization and $19 million of non-cash compensation, partially offset by a net increase in working capital of $167 million (Inventories plus Accounts and notes receivable, less Accounts payable and accrued liabilities). Our working capital increase in fiscal 2011 was driven principally by higher pricing and raw material costs when compared to fiscal 2010 and is comprised of higher accounts receivable ($111 million) and inventories ($79 million), offset by an increase in accounts payable and accrued liabilities ($23 million). Despite increased revenue, operating cash flows decreased in fiscal 2011 as a result of the corresponding growth of inventories, accounts receivable, and accounts payable.

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

In addition to the working capital movements noted above, the following other elements of operations have had a bearing on operating cash flows:

Discontinued Operations—Fiscal 2011 cash flows provided by operating activities include cash flows of $81 million related to the Supermetals Business. These operating cash flows were primarily driven by $53 million of Income from discontinued operations, net of tax, plus approximately $21 million of deferred tax provision and approximately $6 million of depreciation and amortization.

Restructurings—As of September 30, 2011, we had $11 million of total restructuring costs in accrued expenses in the consolidated balance sheet related to our global restructuring activities. We made cash payments of $26 million during fiscal 2011 related to these restructuring plans. We expect to make cash payments related to these restructuring activities of approximately $10 million in fiscal 2012 and $1 million thereafter (which includes the $11 million already accrued in the consolidated balance sheet as of September 30, 2011).

Environmental Reserves and Litigation Matters—We have recorded a $6 million reserve on both a discounted and undiscounted basis as of September 30, 2011 for environmental remediation costs at various sites. These sites are primarily associated with businesses divested in prior years. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Additionally, as of September 30, 2011 we have recorded an $11 million reserve on a discounted basis ($16 million on an undiscounted basis) for respirator claims. These expenditures will also be incurred over several years. We also have other litigation costs arising in the ordinary course of business.

The following table represents the estimated future undiscounted payments related to our environmental and respirator reserves.

	Future Payments by Fiscal Year
	2012	2013	2014	2015	2016	Thereafter	Total
	(Dollars in millions)
Environmental	$1	$1	$1	$1	$1	$1	$6
Litigation—respirator	2	1	1	1	1	10	16

Total	$3	$2	$2	$2	$2	$11	$22

We expect that cash on hand and cash provided from operations will be adequate to fund any cash requirements relating to environmental matters or pending litigation costs.

Operating Activities—Other

Venezuela

We own 49% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through our wholly owned subsidiaries that carry the investment and receive its dividends. As of September 30, 2011 these subsidiaries carried the operating affiliate investment of $26 million, and held 21 million bolivars ($5 million) in cash and dividends receivable.

An inability to convert the operating affiliate’s earnings into U.S. dollars would be considered an indicator of impairment, requiring a full impairment analysis of our investment and, therefore, we closely monitor our ability to convert our bolivar holdings into U.S. dollars.

The Venezuelan bolivar may only be exchanged for foreign currencies through certain Venezuelan government controlled channels. The channels available are the Venezuelan central bank (“CADIVI”), Venezuelan government and government-backed bond offerings or an officially sanctioned and regulated secondary market (“SITME”). SITME is subject to restrictions which preclude us from utilizing this market to remit dividends. The bond issuance process uses a bidding process, where companies and individuals requiring U.S. dollars place a request for a fixed sum, and CADIVI then determines how to allocate out the pool of U.S. dollars in that issuance.

During fiscal 2011, the operating affiliate declared a dividend of 19 million bolivars to our wholly owned subsidiaries, of which 6 million bolivars was paid in U.S. dollars at an exchange rate of 4.30 bolivars to the U.S. dollar (“B/$”). We also participated in various bond offerings during fiscal 2011, repatriating approximately 4 million bolivars at a rate of 6.55 B/$, which resulted in an exchange loss of less than $1 million, recognized in the first quarter of fiscal 2011. These transactions indicate that there continue to be available mechanisms to convert the operating affiliate’s earnings to U.S. dollars and, therefore, we continue to use the CADIVI official rate of 4.30 B/$ to remeasure our bolivar balances. We still intend to convert substantially all bolivars held by our Venezuelan subsidiaries to U.S. dollars as soon as practical and we continue to monitor for opportunities to convert their bolivars through Venezuelan government, or government backed, bond offerings.

Any future change in the CADIVI official rate or opening of additional parallel markets could lead us to use a different exchange rate and result in gains or losses on our bolivar denominated assets held by our subsidiaries.

Employee Benefit Plans

As of September 30, 2011 we had a consolidated pension obligation, net of the fair value of plan assets, of $162 million, comprised of $83 million for pension benefit plan liabilities and $79 million for postretirement benefit plan liabilities.

The $83 million of underfunded pension benefit plan liabilities is derived as follows:

	U.S.	Foreign	Total
	(Dollars in millions)
Fair value of plan assets	$103	$197	$300
Benefit obligation	147	236	383

Funded status	$(44)	$(39)	$(83)

In fiscal 2011, we made cash contributions totaling approximately $13 million to our foreign pension benefit plans and none to our U.S. pension plan. For fiscal 2012, we expect to make cash contributions of approximately $8 million to our U.S. pension plan and approximately $12 million to our foreign pension plans.

The $79 million of unfunded postretirement benefit plan liabilities is comprised of $64 million for our U.S. and $15 million for our foreign postretirement benefit plans. These postretirement benefit plans provide certain health care and life insurance benefits for retired employees. Typical of such plans, our postretirement plans are unfunded and, therefore, have no plan assets. We fund these plans as claims or insurance premiums come due. In fiscal 2011, we paid postretirement benefits of $5 million under our U.S. postretirement plans and less than $1 million under our foreign postretirement plans. For fiscal 2012, we expect to make benefit payments of approximately $6 million under our U.S. postretirement plans and $1 million under our foreign postretirement plans.

Cash Flows from Investing Activities

Cash flows from investing activities were primarily driven by capital expenditures and consumed $232 million of cash in fiscal 2011 compared to $112 million of cash in fiscal 2010 and $105 million in fiscal 2009. Capital expenditures in fiscal 2011 of $230 million were primarily related to sustaining and replacement capital for our operating facilities, investments in energy recovery technology, expansion of our manufacturing footprint in the Asia Pacific region and capital spending required for process technology and product differentiation projects.

Cash used in investing activities for fiscal 2011 includes approximately $6 million of additions to property, plant and equipment in the Supermetals Business.

Capital expenditures in fiscal 2010 of $108 million were primarily related to sustaining and replacement capital for our operating facilities, investments in energy recovery technology, the completion of our newly commissioned masterbatch facility in Dubai, expansion of our manufacturing footprint in the Asia Pacific region and capital spending required for process technology and product differentiation projects.

Capital expenditures in fiscal 2009 of $106 million included spending for expansion of rubber blacks capacity at an existing facility in China, new energy centers at other rubber blacks facilities and a new facility in Dubai.

Capital expenditures for fiscal 2012 are expected to be between $200 million to $250 million. Our planned capital spending program for fiscal 2012 is primarily for higher spending for ongoing sustaining and replacement capital as well as investments in energy related projects and capacity expansions.

Cash Flows from Financing Activities

Financing activities consumed $72 million of cash in fiscal 2011 compared to $57 million of cash in fiscal 2010 and $127 million in fiscal 2009. In each year, financing cash flows were primarily driven by changes in debt levels and dividend payments. In addition, in fiscal 2011 we repurchased approximately 1.6 million shares of our common stock on the open market.

The Supermetals Business did not have significant Cash Flows from Financing Activities in fiscal 2011.

Debt

The following table provides a summary of our outstanding long-term debt.

	September 30
	2011	2010
	(Dollars in millions)
Variable rate debt	$15	$16
Interest rate swaps—fixed to variable(1)	58	73

Total variable rate debt	73	89
Fixed rate debt, net of discount	585	606
Interest rate swaps—fixed to variable(1)	(58)	(73)

Total fixed rate debt	527	533
Unamortized bond discounts	(2)	(2)
Capital lease obligations	15	3

Total debt	613	623
Less current portion on long-term debt	(57)	(23)

Total long-term debt	$556	$600

(1)	The face value of debt swapped from fixed rate to variable rate using interest rate swaps is presented above in order to view our effective fixed and variable debt balances.

In fiscal 2011, net proceeds from certain short term financing arrangements totaled $56 million, offset by long-term debt repayments of $21 million. In fiscal 2010, because of our strong operating cash flows and the proceeds obtained in fiscal 2009 from the issuance of the 5% Notes due in 2016, we had little movement in financing cash flows apart from our on-going dividend payments to our shareholders. In fiscal 2009, we issued 5% Notes due in 2016 and repaid other debt. We had $521 million of availability under our credit agreement as of September 30, 2011.

Our long-term total debt, of which $57 million is current, matures at various times over the next twenty-seven years. The weighted-average interest rate on our fixed rate long-term debt was 5.5%, including the effects of the interest rate swaps. The weighted-average interest rate on variable interest rate long-term debt was 3.6% as of September 30, 2011, including the effects of the interest rate swaps.

At September 30, 2011, we have provided standby letters of credit and bank guarantees totaling $37 million, which expire throughout fiscal 2012.

Share repurchases

During fiscal 2011, we repurchased approximately 1.6 million shares of our common stock on the open market for an aggregate purchase price of $50 million. As of September 30, 2011, we had approximately 2.7 million shares available for repurchase under the Board of Directors’ share repurchase authorization. We also repurchased shares of our common stock with an aggregate market value of $9 million from employees to facilitate their payment of taxes and associated loan repayment obligations due on the vesting of long term incentive awards.

Dividend payments

In each of fiscal 2011, 2010 and 2009, we paid cash dividends on our common stock of $0.72 per share. These cash dividend payments totaled $47 million in fiscal 2011, $47 million in fiscal 2010, and $48 million in fiscal 2009.

Off-balance sheet arrangements

We had no material transactions that meet the definition of an off-balance sheet arrangement.

Contractual Obligations

The following table sets forth our long-term contractual obligations, excluding those attributable to our discontinued operations, which are described in greater detail in Note T in the notes to our Consolidated Financial Statements in Item 8. Variable interest is based on the variable debt outstanding and prevailing variable interest rates as of September 30, 2011, and the table includes the impact of our interest rate swaps that change fixed rates to floating rates.

	Payments Due by Fiscal Year
	2012	2013	2014	2015	2016	Thereafter	Total
	(Dollars in millions)
Contractual Obligations(1)
Purchase commitments	$289	$276	$260	$257	$371	$2,838	$4,291
Long-term debt(2)	56	182	2	—	300	57	597
Capital lease obligations(3)	1	1	1	1	1	12	17
Fixed interest on long-term debt	27	26	19	19	19	20	130
Variable interest on long-term debt	2	—	—	—	—	—	2
Operating leases	19	15	12	11	8	29	94

Total	$394	$500	$294	$288	$699	$2,956	$5,131

(1)	We are unable to estimate the timing of potential future payments related to our accrual for uncertain tax positions in the amount of $56 million at September 30, 2011.
(2)	Payment of long-term debt excludes settlements of cross currency swaps.
(3)	Capital lease obligations includes $2 million for a lease committed to in fiscal 2011 as the lease agreement is not effective until fiscal 2012.

Purchase commitments

We have entered into long-term, volume-based purchase agreements primarily for the purchase of raw materials and natural gas with various key suppliers in our Core and Performance Segments. Under certain of these agreements the quantity of material being purchased is fixed, but the price we pay changes as market prices change. For purposes of the table above, current purchase prices have been used to quantify total commitments.

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

By using derivative instruments, we are subject to credit and market risk. The derivative instruments are booked to our balance sheet at fair market value and reflect the asset or (liability) position as of

September 30, 2011. If a counterparty fails to fulfill its performance obligations under a derivative contract, our exposure will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. We minimize counterparty credit (or repayment) risk by entering into these transactions with major financial institutions of investment grade credit rating. As of September 30, 2011, the counterparties that we have executed derivatives with were rated between A- and AA-, inclusive, by Standard and Poor’s. Our exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow.

Interest Rate Risk

As of September 30, 2011, we had long-term debt, including the current portion, totaling $613 million, which has both variable and fixed interest rate components. We have entered into interest rate swaps as a hedge to a portion of our underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. For fixed rate debt, interest rate changes affect the fair value, but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair value, but do impact future earnings and cash flows, assuming other factors are held constant. As most of our long-term debt was issued at fixed rates, we use interest rate swaps as a means to achieve a different fixed-to-floating interest rate mix.

The table below summarizes the principal terms of our interest rate swap transactions, including the notional amount of the swap, the interest rate payment we receive from and pay to our swap counterparty, the term of the transaction, and its fair value at September 30, 2011.

Description	Notional Amount	Receive	Pay	Fiscal Year Entered into	Maturity (Fiscal Year)	Fair Market Value at September 30, 2011 Asset/ (Liability)
						(USD)
Interest Rate Swaps—Fixed to Variable	USD 35 million	5.25% Fixed	U.S.-6 month LIBOR + 0.62%	2003	2013	3 million

	USD 8 million	8.28% Fixed	U.S.-6 month LIBOR + 3.14%	2007	2012	—

	USD 5 million	8.27% Fixed	U.S.-3 month LIBOR + 6.38%	2010	2012	—

	USD 5 million	8.27% Fixed	U.S.-3 month LIBOR + 6.38%	2010	2012	—

	USD 5 million	8.18% Fixed	U.S.-3 month LIBOR + 6.35%	2010	2012	—

Foreign Currency Risk

Our international operations are subject to certain risks, including currency exchange rate fluctuations and government actions. Currently, we have issued debt denominated in U.S. dollars and then entered into cross currency swaps that exchange our dollar principal and interest payments into a currency where we expect long-term, stable cash receipts. The following table summarizes the principal terms of our long-term foreign currency swap transactions, including the notional amount of the swap, the interest rate payment we receive from and pay to our swap counterparty, the term of the transaction and its fair market value at September 30, 2011.

Description	Net Notional Amount	Receive	Pay	Fiscal Year Entered Into	Maturity Year	Fair Market Value at September 30, 2011
						(USD)
Cross Currency Swaps	USD 140 million swapped to EUR 124 million	5.25% Fixed	5.43% Fixed	2003	2013	(32 million)

	USD 35 million swapped to EUR 31 million	US-6 month LIBOR	EUR-6 month LIBOR	2003	2013	(8 million)

Foreign currency exposures also relate to assets and liabilities denominated in foreign currencies other than the functional currency of a given subsidiary as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, we use short-term forward contracts to minimize the exposure to foreign currency risk. These forward contracts typically have a duration of 30 days. At September 30, 2011, we had $65 million in net notional foreign currency contracts, which were denominated in the Australian dollar, British pound sterling, Canadian dollar, Euro, and Japanese yen. These forwards had a fair value of ($2 million) as of September 30, 2011. Of the $65 million in net notional foreign currency contracts, $12 million related to contracts denominated in Japanese Yen which were designated as a fair value hedge. These hedge contracts had a fair value of ($1 million) at September 30, 2011.

In certain situations where we have a long-term commitment denominated in a foreign currency we may enter into appropriate financial instruments in accordance with our risk management policy to hedge future cash flow exposures.

Commodity Risk

Certain of our carbon black plants in Europe are subject to mandatory greenhouse gas emission trading schemes. Our objective is to ensure compliance with the European Union Emission Trading Scheme, which is based upon a Cap-and-Trade system that establishes a maximum allowable emission credit for each ton of CO2 emitted. European Union Allowances (“EUA”) originate from the individual EU member state’s country allocation process and are issued by that country’s government. A company that has an excess of EUAs based on the CO2 emissions limits may sell EUAs in the Emission Trading Scheme and if they have a shortfall, a company can buy EUAs or Certified Emission Reduction (“CER”) units to comply.

In order to limit the variability in cost to our European operations, we purchased CERs and sold EUAs which settle each December until 2012. The following table provides details of the derivatives held as of September 30, 2011 used to manage commodity risk.

Description	Net Notional Amount	Net Buyer / Net Seller	Fiscal Year Entered into	Maturity (Fiscal Year)	Fair Market Value at September 30, 2011 Asset/(Liability)
					(USD)
EUAs	EUR 1 million	Net Seller	2008 & 2009	2012	1 million
CERs	EUR 1 million	Net Buyer	2008 & 2009	2012	(1) million

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Description		Page
(1)	Consolidated Statements of Operations for each of the fiscal years ended September 30, 2011, 2010, and 2009	55
(2)	Consolidated Balance Sheets at September 30, 2011 and 2010	56
(3)	Consolidated Statements of Cash Flows for each of the fiscal years ended September 30, 2011, 2010 and 2009	58
(4)	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for each of the fiscal years ended September 30, 2011, 2010, and 2009	59
(5)	Notes to the Consolidated Financial Statements	62
(6)	Report of Independent Registered Public Accounting Firm	112

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30
	2011	2010	2009
	(In millions, except per share amounts)
Net sales and other operating revenues	$3,102	$2,716	$2,108
Cost of sales	2,544	2,206	1,891

Gross profit	558	510	217
Selling and administrative expenses	249	241	205
Research and technical expenses	66	65	66

Income (loss) from operations	243	204	(54)
Interest and dividend income	2	2	3
Interest expense	(39)	(40)	(30)
Other expense	(3)	—	(18)

Income (loss) from continuing operations before income taxes and equity in net earnings of affiliated companies	203	166	(99)
(Provision) benefit for income taxes	(6)	(30)	21
Equity in earnings of affiliated companies, net of tax of $5, $4 and $1	8	7	5

Income (loss) from continuing operations	205	143	(73)
Income (loss) from discontinued operations, net of tax of $29, $16, and ($1)	53	26	(2)

Net income (loss)	258	169	(75)
Net income attributable to noncontrolling interests, net of tax of $4, $3 and $1	22	15	2

Net income (loss) attributable to Cabot Corporation	$236	$154	$(77)

Weighted-average common shares outstanding, in millions:
Basic	64.6	63.8	62.8

Diluted	65.4	64.3	62.8

Income (loss) per common share:
Basic:
Income (loss) from continuing operations attributable to Cabot Corporation	$2.80	$1.96	$(1.21)
Income (loss) from discontinued operations	0.82	0.41	(0.04)

Net income (loss) attributable to Cabot Corporation	$3.62	$2.37	$(1.25)

Diluted:
Income (loss) from continuing operations attributable to Cabot Corporation	$2.77	$1.94	$(1.21)
Income (loss) from discontinued operations	0.80	0.41	(0.04)

Net income (loss) attributable to Cabot Corporation	$3.57	$2.35	$(1.25)

Dividends per common share	$0.72	$0.72	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30
	2011	2010
	(In millions, except share and per share amounts)
Current assets:
Cash and cash equivalents	$286	$387
Accounts and notes receivable, net of reserve for doubtful accounts of $4 and $4	659	540
Inventories	393	307
Prepaid expenses and other current assets	76	71
Deferred income taxes	35	30
Current assets held for sale	106	103

Total current assets	1,555	1,438

Property, plant and equipment	2,967	2,878
Accumulated depreciation and amortization	(1,931)	(1,941)

Net property, plant and equipment	1,036	937

Goodwill	40	39
Equity affiliates	60	61
Assets held for rent	46	40
Deferred income taxes	261	245
Other assets	104	86
Noncurrent assets held for sale	39	40

Total assets	$3,141	$2,886

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30
	2011	2010
	(In millions, except share and per share amounts)
Current liabilities:
Notes payable to banks	$86	$29
Accounts payable and accrued liabilities	461	431
Income taxes payable	34	34
Deferred income taxes	6	6
Current portion of long-term debt	57	23
Current liabilities held for sale	12	16

Total current liabilities	656	539

Long-term debt	556	600
Deferred income taxes	8	6
Other liabilities	299	318
Noncurrent liabilities held for sale	6	6
Commitments and contingencies (Note T)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 63,894,443 and 65,429,916 shares
Outstanding: 63,860,777 and 65,370,220 shares	64	65
Less cost of 33,666 and 59,696 shares of common treasury stock	(1)	(2)
Additional paid-in capital	18	46
Retained earnings	1,314	1,125
Deferred employee benefits	(14)	(20)
Accumulated other comprehensive income	106	88

Total Cabot Corporation stockholders’ equity	1,487	1,302
Noncontrolling interests	129	115

Total stockholders’ equity	1,616	1,417

Total liabilities and stockholders’ equity	$3,141	$2,886

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended September 30
	2011	2010	2009
	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$258	$169	$(75)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	144	143	169
Deferred tax provision	(25)	(2)	(51)
Impairment charges	—	2	—
Loss on sale of property, plant and equipment	2	6	11
Equity in earnings of affiliated companies	(8)	(7)	(5)
Non-cash compensation	19	27	27
Other non-cash (income) charges, net	(3)	(5)	2
Changes in assets and liabilities:
Accounts and notes receivable	(111)	(116)	215
Inventories	(79)	(7)	184
Prepaid expenses and other current assets	(17)	(18)	1
Accounts payable and accrued liabilities	23	47	(43)
Income taxes payable	1	7	(15)
Other liabilities	(12)	(7)	(26)
Cash dividends received from equity affiliates	4	6	1
Other	(1)	4	4

Cash provided by operating activities	195	249	399

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(230)	(108)	(106)
Investment in equity affiliate	(2)	—	(3)
Acquisition of business, net of cash acquired	—	(5)	—
Proceeds from sales of property, plant and equipment	6	6	2
(Increase) decrease in assets held for rent	(6)	2	2
Settlement of derivatives	—	(7)	—

Cash used in investing activities	(232)	(112)	(105)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	71	37	25
Repayments under financing arrangements	(45)	(31)	(69)
Proceeds from long-term debt, net of issuance costs	—	—	312
Repayments of long-term debt	(21)	(6)	(321)
Increase (decrease) in notes payable to banks, net	30	(8)	(16)
Purchases of common stock	(59)	(5)	(2)
Proceeds from sales of common stock	5	3	—
Cash dividends paid to noncontrolling interests	(12)	(6)	(9)
Cash dividends paid to common stockholders	(47)	(47)	(48)
Proceeds from restricted stock loan payments	6	6	1

Cash used in financing activities	(72)	(57)	(127)

Effect of exchange rate changes on cash	8	3	8

(Decrease) increase in cash and cash equivalents	(101)	83	175
Cash and cash equivalents at beginning of period	387	304	129

Cash and cash equivalents at end of period	$286	$387	$304

Income taxes paid	$64	$43	$30
Interest paid	34	28	24
Non-cash additions to property, plant and equipment	14	—	—

The accompanying notes are an integral part of these consolidated financial statements

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years Ended September 30

(In millions, except shares in thousands)

	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Notes Receivable for Restricted Stock	Accumulated Other Comprehensive Income	Total Cabot Corporation Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity	Comprehensive Loss

2009	Shares	Cost
Balance at September 30, 2008	65,278	$61	$21	$1,143	$(30)	$(21)	$75	$1,249	$110	$1,359
Net loss attributable to Cabot Corporation				(77)							$(77)

Foreign currency translation adjustment, net of tax of $6							22				22
Change in employee benefit plans, net of tax of $4							(36)				(36)
Change in unrealized loss on investments and derivative instruments, net of tax $1							(1)				(1)

Total other comprehensive loss											$(15)

Comprehensive loss attributable to Cabot Corporation								(92)			$(92)

Net income attributable to noncontrolling interests, net of tax $1									2		2

Comprehensive income attributable to noncontrolling interests											$2

Comprehensive loss										(90)	$(90)

Noncontrolling interests—dividends									(9)	(9)
Cash dividends paid to common stockholders				(48)				(48)		(48)
Issuance of stock under employee compensation plans, net of forfeitures	172	2	3					5		5
Application of stock option accounting for restricted stock awards			(19)			19		—		—
Amortization of share-based compensation			14					14		14
Purchase and retirement of common and treasury stock	(141)	—	(1)					(1)		(1)
Notes receivable for restricted stock— payments and forfeitures						2		2		2
Principal payment by Employee Stock Ownership Plan under guaranteed loan					5			5		5

Balance at September 30, 2009	65,309	$63	$18	$1,018	$(25)	$—	$60	$1,134	$103	$1,237

The accompanying notes are an integral part of these consolidated financial statements

	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Accumulated Other Comprehensive Income	Total Cabot Corporation Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity	Comprehensive Income

2010	Shares	Cost
Balance at September 30, 2009	65,309	$63	$18	$1,018	$(25)	$60	$1,134	$103	$1,237
Net income attributable to Cabot Corporation				154						$154

Foreign currency translation adjustment, net of tax of $4						43				43
Change in employee benefit plans, net of tax of $6						(15)				(15)

Total other comprehensive income										$28

Comprehensive income attributable to Cabot Corporation							182			$182

Net income attributable to noncontrolling interests, net of tax of $3								15		15
Noncontrolling interests—foreign currency translation adjustment								2		2

Comprehensive income attributable to noncontrolling interests										$17

Comprehensive income									199	$199

Contribution from noncontrolling interests								1	1
Noncontrolling interest— dividends								(6)	(6)
Cash dividends paid to common stockholders				(47)			(47)		(47)
Issuance of stock under employee compensation plans, net of forfeitures	283	1	8				9		9
Amortization of share-based compensation			18				18		18
Purchase and retirement of common and treasury stock	(222)	(1)	(4)				(5)		(5)
Principal payment by Employee Stock Ownership Plan under guaranteed loan					5		5		5
Notes receivable for restricted stock-payments			6				6		6

Balance at September 30, 2010	65,370	$63	$46	$1,125	$(20)	$88	$1,302	$115	$1,417

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years Ended September 30

(In millions, except shares in thousands)

The accompanying notes are an integral part of these consolidated financial statements

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years Ended September 30

(In millions, except shares in thousands)

	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Accumulated Other Comprehensive Income	Total Cabot Corporation Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity	Comprehensive Income

2011	Shares	Cost
Balance at September 30, 2010	65,370	$63	$46	$1,125	$(20)	$88	$1,302	$115	$1,417
Net income attributable to Cabot Corporation				236						$236

Foreign currency translation adjustment, net of tax of $3						19				19
Change in unrealized loss on investments and derivative instruments, net of tax of $—						(1)				(1)

Total other comprehensive income										$18

Comprehensive income attributable to Cabot Corporation							254			$254

Net income attributable to noncontrolling interests, net of tax of $4								22		22
Noncontrolling interests—foreign currency translation adjustment								3		3

Comprehensive income attributable to noncontrolling interests										$25

Comprehensive income									279	$279

Noncontrolling interest— dividends								(11)	(11)
Cash dividends paid to common stockholders				(47)			(47)		(47)
Issuance of stock under employee compensation plans, net of forfeitures	294	1	7				8		8
Amortization of share-based compensation			17				17		17
Purchase and retirement of common and treasury stock	(1,803)	(1)	(58)				(59)		(59)
Principal payment by Employee Stock Ownership Plan under guaranteed loan					6		6		6
Notes receivable for restricted stock-payments			6				6		6

Balance at September 30, 2011	63,861	$63	$18	$1,314	$(14)	$106	$1,487	$129	$1,616

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

Note A. Significant Accounting Policies

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The significant accounting policies of Cabot Corporation (“Cabot” or “the Company”) are described below. Certain changes have been made to operating segment information for prior years to reflect changes made in the fourth quarter of fiscal 2011 related to changes in the Company’s reporting segments.

In August 2011, the Company entered into an agreement to sell its Supermetals Business. The applicable assets and liabilities of the business have been classified as held for sale in the Consolidated Balance Sheets as of September 30, 2011 and 2010. Consolidated Statements of Operations for all periods presented have been recast to reflect the presentation of discontinued operations. Unless otherwise indicated, all disclosures and amounts in the Notes to Consolidated Financial Statements relate to the Company’s continuing operations.

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

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less at date of acquisition. Cabot continually assesses the liquidity of cash and cash equivalents and, as of September 30, 2011, has determined that they are readily convertible to cash.

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

All investments in marketable securities are classified as available-for-sale and are recorded at fair value with the corresponding unrealized holding gains or losses, net of taxes, recorded as a separate component of other comprehensive income within stockholders’ equity. Unrealized losses that are determined to be other-than-temporary, based on current and expected market conditions, are recognized in earnings. The fair value of marketable securities is determined based on quoted market prices at the balance sheet dates. The cost of marketable securities sold is determined by the specific identification method. Short-term investments consist of investments in marketable securities with maturities of one year or less. The Company’s investment in marketable securities was immaterial as of both September 30, 2011 and 2010.

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

Cabot capitalizes interest costs when they are part of the historical cost of acquiring and constructing certain assets that require a period of time to get them ready for their intended use. During fiscal 2011, 2010 and 2009, Cabot capitalized $2 million, $1 million and $4 million of interest costs, respectively. These amounts will be amortized over the life of the related assets.

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

Cabot’s intangible assets are primarily comprised of patented and unpatented technology and other intellectual property. Finite lived intangible assets are amortized over their estimated useful lives. Amortization expense was less than $1 million in each of fiscal 2011, 2010 and 2009.

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

Assets and liabilities held for sale in the Consolidated Balance Sheets pertain to applicable assets and liabilities of the Supermetals business. See Note C for additional information.

Asset Retirement Obligations

Cabot estimates incremental costs for special handling, removal and disposal of materials that may or will give rise to conditional asset retirement obligations (“AROs”) and then discounts the expected costs back to the current year using a credit adjusted risk free rate. Cabot recognizes ARO liabilities and costs when the timing and/or settlement can be reasonably estimated. The ARO reserves were $7 million and $10 million at September 30, 2011 and 2010, respectively.

Impairment of Long-Lived Assets

Cabot’s long-lived assets primarily include property, plant and equipment, long-term investments, assets held for rent and sale and intangible assets. The carrying values of long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An asset impairment is recognized when the carrying value of the asset is not recoverable based on the probability-weighted undiscounted estimated future cash flows to be generated by the asset. Cabot’s estimates reflect management’s assumptions about selling prices, production and sales volumes, costs and market conditions over an estimate of the remaining operating period. If an impairment is indicated, the asset is written down to fair value. If the asset does not have a readily determinable market value, a discounted cash flow model may be used to determine the fair value of the asset. The key inputs to the discounted cash flow would be the same as the undiscounted cash flow noted above, with the addition of the discount rate used. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when Cabot is no longer using the asset.

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

Realized and unrealized foreign currency gains and losses arising from transactions denominated in currencies other than the subsidiary’s functional currency are reflected in earnings with the exception of (i) intercompany transactions considered to be of a long-term investment nature; and (ii) foreign currency borrowings designated as net investment hedges. Gains or losses arising from these transactions are included as a component of other comprehensive income. In fiscal 2011, 2010 and 2009, net foreign currency transaction losses of $6 million, gains of less than $1 million and losses of $15 million, respectively, are included in Other expense in the Consolidated Statement of Operations as part of continuing operations.

Financial Instruments

Cabot’s financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, investments, accounts payable and accrued liabilities, short-term and long-term debt, and derivative instruments. The carrying values of Cabot’s financial instruments approximate fair value with the exception of long-term debt that has not been designated as part of a fair value hedge. The non-hedged long-term debt is recorded at amortized cost. The fair values of the Company’s financial instruments are based on quoted market prices, if such prices are available. In situations where quoted market prices are not available, the Company relies on valuation models to derive fair value. Such valuation takes into account the ability of the financial counterparty to perform.

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

Shipping and handling charges related to sales transactions are recorded as revenue when billed to customers or included in the sales price. Shipping and handling costs are included in cost of sales.

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments:

	Years ended September 30
	2011	2010	2009
Core Segment	65%	63%	63%
Performance Segment	29%	30%	31%
New Business Segment	4%	4%	3%
Specialty Fluids Segment	2%	3%	3%

Cabot derives the substantial majority of revenues from the sale of products in the Core and Performance Segments. Revenue from these products is typically recognized when the product is shipped and title and risk of loss have passed to the customer. The Company offers certain customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction in sales at the time revenue is recognized and are estimated based on historical experience and contractual obligations. Cabot periodically reviews the assumptions underlying the estimates of discounts and volume rebates and adjust revenues accordingly.

Revenue in the New Business Segment is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Depending on the nature of the contract with the customer, a portion of the segment’s revenue may be recognized using proportional performance.

The majority of the revenue in the Specialty Fluids Segment arises from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. On occasion Cabot also makes sales of cesium formate outside of a rental process and revenue is recognized upon delivery of the fluid.

Accounts and Notes Receivable

Trade receivables are recorded at the invoiced amount and do not bear interest. Trade receivables in China may at certain times be settled with the receipt of bank issued non-interest bearing notes, which represent the Company’s notes receivable balance. These notes totaled 380 million Chinese Renminbi (“RMB”) ($60 million) and 143 million RMB ($21 million) as of September 30, 2011 and 2010, respectively, and are included in accounts and notes receivable. Cabot periodically sells a portion of the trade receivables in China at a discount and such sales are accounted for as asset sales. The Company does not have any continuing involvement with the notes after the sale. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as a loss on the sale of receivables and is included in other expense in the accompanying Consolidated Statements of Operations. During fiscal 2011, 2010 and 2009, the Company recorded charges of less than a million, $2 million and $1 million, respectively, for the sale of these receivables.

Cabot maintains allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during fiscal 2011, 2010 and 2009 were immaterial. There is no off-balance sheet credit exposure related to customer receivable balances.

Stock-based Compensation

Cabot recognizes stock-based awards granted to employees as compensation expense using a fair value method. Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as expense over the service period, which generally represents the vesting period, and includes an estimate of the awards that will be forfeited, and an estimate of what level of performance the Company will achieve for Cabot’s performance-based stock awards. Cabot calculates the fair value of its stock options using the Black-Scholes option pricing model. The fair value of restricted stock and restricted stock units is determined using the closing price of Cabot stock on the day of the grant.

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

Cabot records benefits for uncertain tax positions based on an assessment of whether the position is more likely than not to be sustained by the taxing authorities. If this threshold is not met, no tax benefit of the uncertain tax position is recognized. If the threshold is met, the tax benefit that is recognized is the largest amount that is greater than 50% likely of being realized upon ultimate settlement. This analysis presumes the taxing authorities’ full knowledge of the positions taken and all relevant facts, but does not consider the time value of money. The Company also accrues for interest and penalties on its uncertain tax positions and includes such charges in its income tax provision in the Consolidated Statements of Operations.

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

Environmental Costs

Cabot accrues environmental costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. When a single liability amount cannot be reasonably estimated, but a range can be reasonably estimated, Cabot accrues the amount that reflects the best estimate within that range or the low end of the range if no estimate within the range is better. The amount accrued reflects Cabot’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Cabot discounts certain of its long-term environmental liabilities to reflect the time value of money if the amount of the liability and the amount and timing of cash payments for the liability are fixed and reliably determinable. The liability will be discounted at a rate that will produce an amount at which the liability theoretically could be settled in an arm’s length transaction with a third party. This discounted rate may not exceed the risk-free rate for maturities comparable to those of the liability. Cabot does not reduce its estimated liability for possible recoveries from insurance carriers. Proceeds from insurance carriers are recorded when realized by either the receipt of cash or a contractual agreement.

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

Note B. Accounting Pronouncements

New and Adopted

On October 1, 2010 the Company adopted authoritative guidance on the consolidation of variable interest entities. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The impact of the adoption is not material to the consolidated financial statements.

In September 2011, the FASB issued amended guidance on testing goodwill for impairment. Companies will now have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after considering the totality of events and circumstances an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment is unnecessary. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 but early adoption is permitted. The Company will early adopt this amended guidance for its annual impairment test in fiscal 2012 and believes the impact will not be material to the consolidated financial statements.

Note C. Discontinued Operations

Cabot Supermetals Business

In August 2011, the Company entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with Global Advanced Metals Pty Ltd., an Australian company (“GAM”), for the sale of substantially all of the assets of the Company’s Supermetals Business in exchange for a minimum of $401.5 million comprised of the following: (i) $175 million payable in cash at the closing, subject to certain working capital adjustments at closing, (ii) $175 million of 10.84% interest-bearing two-year promissory notes, which may be pre-paid by GAM at any time prior to maturity for an amount equal to $215 million (consisting of principal, interest and a prepayment premium), secured by liens on the property and assets of the acquired business and guaranteed by the GAM corporate group, (iii) quarterly contingent cash payments to be made in each calendar quarter that the promissory notes are outstanding in an amount equal to 50% of Adjusted EBITDA of the acquired business for the relevant calendar quarter, guaranteed to be at least $11.5 million for the first year following the closing of the transaction, and (iv) the assumption of certain liabilities associated with the Supermetals Business.

The parties expect the transaction to close by the end of calendar year 2011. Completion of the sale is subject to regulatory approval and certain other customary conditions. The Purchase Agreement is not subject to a financing condition.

In connection with the transaction, the parties have entered into a tantalum ore supply agreement under which the Company will sell to GAM all of the tantalum ore mined at the Company’s mine in Manitoba, Canada for a period of three years following the closing of the transaction. The Company also entered into a transition services agreement for the Company to provide certain information technology applications and infrastructure and various administrative services to GAM during the transition period of six months from the closing date in exchange for one time and monthly service fees. GAM has the option to terminate such transition services with notice at any time and may elect to extend such services for up to three months. The future continuing cash flows from the disposed business to Cabot resulting from the tantalum ore supply agreement and transition services agreement are not significant and do not constitute a material continuing financial interest in the Supermetals Business.

The Supermetals Business, which had previously been presented as a separate reporting business, meets the criteria for being reported as a discontinued operation and has been segregated from continuing operations. The following table summarizes the results from discontinued operations:

	Years Ended September 30
	2011	2010	2009
	(Dollars in millions)
Net sales and other operating revenues	$201	$177	$135

Income (loss) from operations before income taxes	84	42	(3)
(Provision) benefit for income taxes	(31)	(16)	1

Income (loss) from discontinued operations, net of tax	$53	$26	$(2)

The following table summarizes the assets held for sale and the liabilities held for sale in the Company’s Consolidated Balance Sheets:

	September 30,
	2011	2010
	(Dollars in millions)
Assets
Accounts and notes receivable, net of reserve for doubtful accounts	$41	$36
Inventories	64	66
Prepaid expenses and other current assets	1	1

Total current assets held for sale	$106	$103

Net property, plant and equipment	$39	$38
Other assets	—	2

Total noncurrent assets held for sale	$39	$40

Liabilities
Accounts payable and accrued liabilities	$12	$16

Total current liabilities held for sale	$12	$16

Other liabilities	$6	$6

Total noncurrent liabilities held for sale	$6	$6

Discontinued Operations – Other

In addition to the divesture of its Supermetals Business, the Company also has classified certain settlements associated with separate businesses divested ten or more years ago as part of Income (loss) from discontinued operations, net of tax in its Consolidated Statements of Operations for the fiscal years ended September 30, 2011 and 2009. These settlements resulted in net charges of less than $1 million in each of these years. No such charges were recorded in fiscal 2010.

Note D. Inventories

Inventories, net of LIFO reserves, are as follows:

	September 30
	2011	2010
	(Dollars in millions)
Raw materials	$120	$94
Work in process	3	3
Finished goods	233	179
Other	37	31

Total	$393	$307

Inventories valued under the LIFO method comprised approximately 8% and 10% of total inventories at September 30, 2011 and 2010, respectively. At September 30, 2011 and 2010, the LIFO reserve was $53 million and $35 million, respectively. Other inventory is comprised of certain spare parts and supplies.

During fiscal 2009, inventory quantities were reduced at the Company’s U.S. Rubber Blacks and Performance Products sites. These reductions led to liquidations of LIFO inventory quantities and resulted in a decrease of cost of goods sold of $5 million and an increase in net income of $3 million ($0.06 per diluted common share) for fiscal 2009. No such reductions occurred in either fiscal 2011 or fiscal 2010.

Cabot reviews inventory for both potential obsolescence and potential loss of value periodically. In this review, Cabot makes assumptions about the future demand for and market value of the inventory and, based on these assumptions, estimates the amount of obsolete, unmarketable or slow moving inventory. The inventory reserves were $10 million as of both September 30, 2011 and 2010.

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

	September 30
	2011	2010	2009
	(Dollars in millions)
Condensed Income Statement Information:
Net sales	$312	$363	$172
Gross profit	55	50	33
Net income	18	20	10
Condensed Balance Sheet Information:
Current assets	$109	$141	$87
Non-current assets	55	73	64
Current liabilities	38	32	34
Non-current liabilities	3	50	7
Net assets	123	132	110

At September 30, 2011 and 2010, Cabot had equity affiliate investments of $60 million and $61 million, respectively. Dividends declared from these investments were $5 million, $6 million and $1 million in fiscal 2011, 2010 and 2009, respectively.

Note F. Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	September 30
	2011	2010
	(Dollars in millions)
Land and land improvements	$73	$69
Buildings	479	475
Machinery and equipment	2,076	2,011
Other	162	221
Construction in progress	177	102

Total property, plant and equipment	2,967	2,878
Less: accumulated depreciation	(1,931)	(1,941)

Net property, plant and equipment	$1,036	$937

Depreciation expense was $138 million, $137 million and $164 million for fiscal 2011, 2010 and 2009, respectively.

Note G. Goodwill and Other Intangible Assets

Cabot had goodwill balances of $40 million and $39 million at September 30, 2011 and 2010, respectively. The carrying amount of goodwill attributable to each reporting unit with goodwill balances and the changes in those balances during the years ended September 30, 2011 and 2010 are as follows:

	Rubber Blacks	Fumed Metal Oxides	Security Materials	Total
	(Dollars in millions)
Balance at September 30, 2009	$26	$11	$—	$37
Goodwill acquired(1)	—	—	1	1
Foreign currency translation adjustment	1	—	—	1

Balance at September 30, 2010	27	11	1	39
Foreign currency translation adjustment and other	—	—	1	1

Balance at September 30, 2011	$27	$11	$2	$40

(1)	Goodwill acquired relates to the acquisition of Oxonica Materials Inc. in Security Materials.

Impairment tests are performed at least annually. The Company performed its annual impairment assessment as of March 31 of each year and determined that there were no impairments for any of the years presented.

Cabot does not have any indefinite-lived intangible assets. Finite-lived intangible assets which are included in Other assets in the Consolidated Balance Sheets consist of the following:

	Years Ended September 30
	2011			2010
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(Dollars in millions)
Patents	$2	$(2)	$—	$2	$(2)	$—
Other intangible assets assets(1)	3	—	3	3	—	3

Total intangible assets	$5	$(2)	$3	$5	$(2)	$3

(1)	Other intangible assets relates to the acquisition of Oxonica Materials Inc. in Security Materials in fiscal 2010.

Intangible assets are amortized over their estimated useful lives, which range from six to fourteen years, with a weighted average amortization period of twelve years. Amortization expense amounted to less than $1 million in each of fiscal 2011, 2010 and 2009 and is included in cost of goods sold in the Consolidated Statements of Operations. Amortization expense is estimated to be less than $1 million in each of the next five fiscal years.

In July 2010, Cabot acquired 100% of the outstanding equity of Oxonica Materials Inc. (“OMI”) from Oxonica Plc for total consideration of $5 million. OMI, now named Cabot Security Materials Inc., is developing surface enhanced raman scattering materials and detection methods, which are expected to expand Cabot’s portfolio of security technologies.

Note H. Accounts Payable, Accrued Liabilities and Other Liabilities

Accounts payable and accrued liabilities included in current liabilities consist of the following:

	September 30
	2011	2010
	(Dollars in millions)
Accounts payable	$330	$292
Accrued employee compensation	44	58
Accrued severance and restructuring	11	21
Other accrued liabilities	76	60

Total	$461	$431

Other long-term liabilities consist of the following:

	September 30
	2011	2010
	(Dollars in millions)
Employee benefit plan liabilities	$161	$160
Non-current tax liabilities	50	63
Financial instrument liabilities	39	39
Other accrued liabilities	49	56

Total	$299	$318

Note I. Debt and Other Obligations

The Company’s long-term obligations, the calendar year in which they mature and their respective interest rates are summarized below:

	September 30
	2011	2010
	(Dollars in millions)
Variable Rate Debt:
$550 million Revolving Credit Facility, expires 2016	$—	$—
Chinese Renminbi Notes, due through 2012, 5.40%	15	16

Total variable rate debt	15	16
Fixed Rate Debt:
5% Notes due 2016	$300	$300
Medium Term Notes:
Notes due 2011, 7.26%	$—	$15
Notes due 2012, 7.70%—8.28%	30	30
Note due 2018, 7.42%	30	30
Notes due 2022, 8.346%—8.47%	15	15
Note due 2027, 6.57%—7.28%	8	8

Total Medium Term Notes	83	98
Eurobond, due 2013, 5.25%	178	179
ESOP Note, due 2013, 8.29%	14	20
Chinese Renminbi Notes, due 2012, 6.10%	5	4
Other, due 2027, 2%	5	5

Total fixed rate debt	585	606
Capital lease obligations, due through 2031	15	3
Unamortized debt discount	(2)	(2)

Total debt	613	623
Less current portion of long-term debt	(57)	(23)

Total long-term debt	$556	$600

$550 million Revolving Credit Facility—In August 2011, Cabot entered into a new committed unsecured revolving credit agreement. The credit agreement provides for a $550 million revolving credit facility through August 2016 and replaced the Company’s previous $450 million revolving credit facility which was scheduled to expire in June 2014. The credit agreement contains an option, subject to the lenders’ approval, to increase the facility to $750 million. All borrowings under the credit agreement will be based on variable interest rates. Generally, the interest rates are based upon LIBOR plus a spread. This spread, which was 1.125% as of September 30, 2011, is based on the Company’s credit rating. Amounts committed under the credit agreement can also be utilized to provide letters of credit in certain circumstances. Previously issued letters of credit in the aggregate amount of approximately $29 million are treated as issued under the credit agreement as of September 30, 2011. The Company plans to use the credit agreement for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, and acquisitions. The credit agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants in the credit agreement include interest coverage, debt-to-EBITDA and subsidiary debt to total capitalization ratios. As of September 30, 2011, there were no outstanding drawn borrowings against this facility.

Chinese Renminbi Debt—The Company’s consolidated Chinese subsidiaries had $20 million of unsecured long-term debt outstanding at both September 30, 2011 and 2010.

5% Notes due 2016—In fiscal 2009, Cabot issued $300 million in public notes with a coupon of 5% that will mature on October 1, 2016. These notes are unsecured and pay interest on April 1 and October 1 of each year. The net proceeds of this offering were $296 million after deducting discounts and issuance costs. The discount of approximately $2 million was recorded at issuance and is being amortized over the life of the notes. A portion of the proceeds was used to repay the outstanding indebtedness under the Company’s revolving credit facility in fiscal 2009.

Medium Term Notes—At September 30, 2011 and 2010, there were $83 million and $98 million, respectively, of unsecured medium term notes outstanding issued to numerous lenders with various fixed interest rates and maturity dates. The weighted average maturity of the total outstanding medium term notes is 6.5 years with a weighted average interest rate of 7.9%. Certain of the medium term notes are designated as fair value hedges and accordingly are recorded at fair value. As described in Note L, the Company has entered into variable interest rate swaps for certain designated medium term notes to offset the changes in the fair value of the underlying debt.

Eurobond—A European subsidiary issued an unsecured $175 million U.S. dollar denominated bond with a fixed coupon rate of 5.25% in fiscal 2003. The functional currency of this subsidiary is the euro. The bond matures on September 1, 2013, with interest due on March 1 and September 1 of each year. A discount of approximately $1 million was recorded at issuance and is being amortized over the life of the bond. A portion of the eurobond is designated as a fair value hedge and accordingly is recorded at fair value. As described in Note L, the Company has entered into cross-currency swaps and a variable interest rate swap to hedge the variability in cash flows for changes in the exchange rates and to offset a portion of the changes in the fair value of the underlying debt.

ESOP Debt—In November 1988, Cabot’s Employee Stock Ownership Plan (“ESOP”) borrowed $75 million from an institutional lender in order to finance its purchase of Cabot shares. This debt bears interest at 8.29% per annum and is to be repaid in quarterly installments through December 31, 2013. Cabot, as guarantor, has reflected the outstanding balance of $14 million and $20 million as long-term debt in the Consolidated Balance Sheets at September 30, 2011 and 2010, respectively. An equal amount, representing deferred employee benefits, has been recorded as a reduction to stockholders’ equity. Cabot contributed $4 million to the ESOP to service the debt during fiscal 2011, and $4 million for each of fiscal 2010 and 2009. Dividends on ESOP shares used for debt service were $2 million during fiscal 2011 and $3 million during each of fiscal 2010 and 2009. In addition, interest incurred on the ESOP debt was $1 million, $2 million, and $2 million during fiscal 2011, 2010 and 2009, respectively.

Capital Lease Obligations—Cabot had capital lease obligations for certain equipment and buildings with a present value of $15 million and $3 million at September 30, 2011 and 2010, respectively. Cabot will make payments totaling $29 million over the next 20 years, including $14 million of imputed interest. At September 30, 2011 and 2010, the original cost of capital lease assets was $24 million and $11 million, respectively, and the associated accumulated depreciation of assets under capital leases was $10 million and $8 million at September 30, 2011 and 2010, respectively. The amortization related to those assets under capital lease is included in depreciation expense.

Future Years Payment Schedule

The aggregate principal amounts of long-term debt and capital lease obligations due in each of the five years from fiscal 2012 through 2016 are as follows:

Fiscal Years Ended	Principal payments on long term debt(1)	Payments on Capital Lease Obligations	Total
	(Dollars in millions)
2012	$56	$1	$57
2013	182	1	183
2014	2	1	3
2015	—	1	1
2016	300	1	301
Thereafter	57	10	67

Total	$597	$15	$612

(1)	Payment of long-term debt excludes settlements of cross currency swaps.

Standby letters of credit—At September 30, 2011, the Company had provided standby letters of credit that were outstanding and not drawn totaling $37 million, which expire through fiscal 2012. The $37 million includes $29 million treated as issued under the credit agreement discussed previously and an additional $8 million of other standby letters of credit.

Short-term Notes Payable to Banks—The Company had unsecured short-term notes payable to banks of $86 million and $29 million as of September 30, 2011 and 2010, respectively, with a maturities of less than one year. The weighted-average interest rate on short-term notes payable was 5.3% and 4.6% for fiscal 2011 and 2010, respectively.

Note J. Fair Value Measurements

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

There were no transfers between level 1 and level 2, or transfers into or out of level 3, during fiscal 2011 or 2010.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and 2010. The derivatives presented in the table below are presented by derivative type, net of the legal right to offset derivative settlements by each counterparty:

	September 30
	2011	2010
	Level 2 Inputs	Level 2 Inputs
	(Dollars in Millions)
Assets at fair value:
Guaranteed investment contract(1)	$14	$14
Derivatives relating to interest rates(2)	3	5

Total assets at fair value	$17	$19

Liabilities at fair value:
Derivatives relating to foreign currency(2)	$41	$42
Hedged long-term debt	61	77

Total liabilities at fair value	$102	$119

(1)	Included in “Other assets” in the Consolidated Balance Sheets.
(2)	Included in “Prepaid expenses and other current assets”, “Other assets”, “Accounts payable and accrued liabilities” and “Other liabilities” in the Consolidated Balance Sheets.

During fiscal 2010, Cabot’s management concluded that the carrying value of land related to a former carbon black facility exceeded its fair value of $6 million based on a comparison of similar facilities in the region. Accordingly, the Company recorded an impairment charge of $2 million within Cost of sales in the Consolidated Statement of Operations to write this land down to its fair value. During fiscal 2011, there was an additional impairment charge of less than $1 million on the same land. The fair value of the land, which remains at $6 million, is included in Other assets in the Consolidated Balance Sheets.

Note K. Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at September 30, 2011 and 2010 are as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Assets:
Cash and cash equivalents	$286	$286	$387	$387
Accounts and notes receivable	659	659	540	540
Derivative instruments	1	1	2	2
Liabilities:
Notes payable to banks	86	86	29	29
Accounts payable and accrued liabilities	461	461	431	431
Long-term debt—fixed rate	585	633	604	661
Long-term debt—floating rate	15	15	16	16
Capital lease obligations	15	15	3	3
Derivative instruments	39	39	39	39

At September 30, 2011 and 2010, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable to banks approximated carrying values due to the short-term nature of these instruments. The estimated fair values of derivative instruments are valued as described in Note J. The fair value of Cabot’s fixed rate long-term debt and capital lease obligations are estimated based on comparable quoted market prices where available, or estimated using current interest rates at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt approximate their fair value.

Note L. Financial Instruments

Risk Management

Cabot’s business operations are exposed to changes in interest rates, foreign currency exchange rates and commodity prices because Cabot finances certain operations through long and short-term borrowings, denominates transactions in a variety of foreign currencies and purchases certain commoditized raw materials. Changes in these rates and prices may have an impact on future cash flows and earnings. The Company manages these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.

The Company has policies governing the use of derivative instruments and does not enter into financial instruments for trading or speculative purposes.

By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot’s credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. The Company minimizes counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. As of September 30, 2011, the counterparties with which the Company has executed derivatives carried a Standard and Poor’s credit rating between A- and AA-, inclusive. Cabot’s exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed at September 30, 2011.

Interest Rate Risk Management

Cabot’s objective is to maintain a certain fixed-to-floating interest rate mix on the Company’s debt portfolio. Cabot enters into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. The following table provides details of the derivatives held as of September 30, 2011 and 2010 to manage interest rate risk.

Notional Amount
Description	Borrowing	September 30, 2011	September 30, 2010	Hedge Designation
Interest Rate Swap—Fixed to Variable	Eurobond (20% of $175 million)	USD 35 million	USD 35 million	Fair Value
Interest Rate Swap—Fixed to Variable(1)	Medium Term Notes	—	USD 15 million	Fair Value
Interest Rate Swap—Fixed to Variable	Medium Term Notes	USD 8 million	USD 8 million	Fair Value
Interest Rate Swap—Fixed to Variable	Medium Term Notes	USD 5 million	USD 5 million	Fair Value
Interest Rate Swap—Fixed to Variable	Medium Term Notes	USD 5 million	USD 5 million	Fair Value
Interest Rate Swap—Fixed to Variable	Medium Term Notes	USD 5 million	USD 5 million	Fair Value

(1)	Cabot’s interest rate swap derivative instrument and the hedged debt borrowing matured during fiscal 2011.

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

The Company also has foreign currency exposure arising from the denomination of assets and liabilities in foreign currencies other than the functional currency of a given subsidiary as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, Cabot uses short-term forward contracts to minimize the exposure to foreign currency risk. These forward contracts typically have a duration of 30 days.

In certain situations where the Company has forecasted purchases under a long-term commitment or forecasted sales denominated in a foreign currency, Cabot may enter into appropriate financial instruments in accordance with the Company’s risk management policy to hedge future cash flow exposures. The following table provides details of the derivatives held as of September 30, 2011 and 2010 to manage foreign currency risk.

Description	Borrowing	Notional Amount		Hedge Designation
		September 30, 2011	September 30, 2010
Cross Currency Swap	Eurobond (80% of $175 million)	USD 140 million swapped to EUR 124 million	USD 140 million swapped to EUR 124 million	No designation

Cross Currency Swap	Eurobond (20% of $175 million)	USD 35 million swapped to EUR 31 million	USD 35 million swapped to EUR 31 million	No designation

Forward Foreign Currency Contracts (1)	N/A	USD 54 million	USD 23 million	No designation

Forward Foreign Currency Contracts (2)	N/A	JPY 12 million	—	Cash Flow

(1)	Cabot’s forward foreign exchange contracts are denominated primarily in the Australian dollar, British pound sterling, Canadian dollar, Euro, and Japanese yen.
(2)	Cabot’s forward foreign exchange contracts designated as cash flow hedges were entered into during fiscal 2011.

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

In order to limit variability in cost to Cabot’s European operations, the Company purchased CERs and sold EUAs, which settle each December until 2012. The following table provides details of the derivatives held as of September 30, 2011 and 2010 to manage commodity risk.

Notional Amount
Description	Net Buyer / Net Seller	September 30, 2011	September 30, 2010	Hedge Designation
CERs	Buyer	EUR 1 million	EUR 2 million	No designation
EUAs	Seller	EUR 1 million	EUR 2 million	No designation

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

Cash Flow Hedge

For cross currency swaps and foreign currency forward contracts designated as cash flow hedges, the Company uses standard models with market-based inputs. The significant inputs to these models are interest rate curves for discounting future cash flows, and exchange rate curves of the foreign currency for translating future cash flows. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in Accumulated other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period earnings.

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

As of September 30, 2011, there were no open derivatives designated as net investment hedges. During the first quarter of fiscal 2010, the Company’s derivative instrument, which swapped $20 million to JPY 2.5 billion, matured leading to a cash settlement payment of $7 million in that period. The cumulative loss related to this net investment hedge recorded in Accumulated other comprehensive income as of both September 30, 2011 and 2010 was $27 million.

Other Derivative Instruments

From time to time, the Company may enter into certain derivative instruments that may not be designated as hedges for accounting purposes, which include cross currency swaps, foreign currency forward contracts and commodity derivatives. For cross currency swaps and foreign currency forward contracts not designated as hedges, the Company uses standard models with market-based inputs. The significant inputs to these models are interest rate curves for discounting future cash flows, and exchange rate curves of the foreign currency for translating future cash flows. In determining the fair value of the commodity derivatives, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. Although these derivatives do not qualify for hedge accounting, Cabot believes that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in current period earnings.

Derivative Activity and Balance Classification

On January 1, 2009, Cabot adopted the authoritative guidance issued by the FASB on disclosures about derivative instruments and hedging activities. Disclosure regarding the impact on earnings of amounts reclassified from other comprehensive income, as required by this guidance, has not been included for fiscal 2009 as it was not material and the guidance was effective only for the last three quarters of fiscal 2009.

During fiscal 2011, for derivatives designated as hedges, the change in unrealized gains in Accumulated other comprehensive income, the hedge ineffectiveness recognized in earnings, the realized gains or losses reclassified from Accumulated other comprehensive income, and the losses reclassified from Accumulated other comprehensive income to earnings were immaterial. During fiscal 2011, a loss of $2 million was recognized in earnings as a result of the remeasurement to Euros of the $175 million bond held by one of Cabot’s European subsidiaries. This loss, which was recognized in earnings through Other expense within the Consolidated Statement of Operations, was offset by a gain of $1 million from Cabot’s cross currency swaps that are not designated as hedges, but which Cabot entered into to offset the foreign currency translation exposure on the debt. Additionally, during fiscal 2011, Cabot recognized in earnings through Other expense within the Consolidated Statement of Operations, gains of $3 million related to its foreign currency forward contracts, which were not designated as hedges.

During fiscal 2010, for derivatives designated as hedges, the change in unrealized gains in Accumulated other comprehensive income and the hedge ineffectiveness recognized in earnings was immaterial. Additionally, during this period, there were no gains or losses reclassified from Accumulated other comprehensive income to earnings. During fiscal 2010, a loss of $14 million was recognized in earnings as a result of the remeasurement to Euros of the $175 million bond held by one of Cabot’s European subsidiaries. This loss, which was recognized in earnings through Other expense within the Consolidated Statement of Operations, was offset by a gain of $16 million from Cabot’s cross currency swaps that are not designated as hedges, but which Cabot entered into to offset the foreign currency translation exposure on the debt. Additionally, during fiscal 2010, Cabot recognized in earnings through Other expense within the Consolidated Statement of Operations, gains of $7 million related to its foreign currency forward contracts, which were not designated as hedges.

The following table provides the fair value and Consolidated Balance Sheets presentations of derivative instruments by each derivative type, without regard to the legal right to offset derivative settlement by each counterparty:

Fair Value of Derivative Instruments	Consolidated Balance Sheet Caption	September 30, 2011	September 30, 2010
		(Dollars in millions)
Asset Derivatives
Derivatives designated as hedges Interest rate(1)	Prepaid expenses and other current assets and Other liabilities	$3	$5

Total derivatives designated as hedges		$3	$5

Derivatives not designated as hedges Foreign currency	Prepaid expenses and other current assets	$1	$—
Commodity contracts(2)	Prepaid expenses and other current assets, and Other assets	1	2

Total derivatives not designated as hedges		$2	$2

Total Asset Derivatives		$5	$7

Liability Derivatives
Derivatives designated as hedges Foreign currency	Accounts payable and accrued liabilities	$1	$—

Total derivatives designated as hedges		$1	$—

Derivatives not designated as hedges Foreign currency(1)	Accounts payable and accrued liabilities, and Other liabilities	$41	$42
Commodity contracts(2)	Prepaid expenses and other current assets, and Other assets	1	2

Total derivatives not designated as hedges		$42	$44

Total Liability Derivatives		$43	$44

(1)

Contracts of $3 million and $4 million presented on a gross basis in this table at September 30, 2011 and 2010, respectively, have the legal right to offset against other types of contracts with a common counterparty and, therefore, are presented on a net basis in noncurrent “Other liabilities” in the consolidated balance sheet.

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

Note M. Venezuela

Cabot owns 49% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of September 30, 2011, these subsidiaries carried the operating affiliate investment of $26 million and held 21 million bolivars ($5 million) in cash and dividends receivable. Historically, the operating affiliate pays dividends to Cabot’s wholly owned subsidiaries either in bolivars or in U.S. dollars. Prior to 2009, dividends denominated in bolivars were received and then repatriated outside Venezuela in exchange for U.S. dollars. Over the past several years, however, there have been significant efforts on the part of the Venezuelan government to control the outflows of U.S. dollars from the country. These efforts include controls over when and if U.S. dollars can be repatriated and the enforcement of strict bolivar/U.S. dollar conversion rate standards, which effectively fix the exchange rate at 4.30B/$. Accordingly, the repatriation of dividends has become difficult.

Given the uncertainties around the convertibility of the Venezuelan bolivar to the U.S. dollar and the ability of entities to actually repatriate U.S. dollars from Venezuela, the Company has endeavored, whenever possible, to repatriate the Company’s cash from its Venezuelan subsidiaries using available mechanisms. At the same time, management has closely monitored its investment in the operating affiliate in Venezuela to ensure that the investment continues to be recoverable. The Company has repatriated $1 million from Venezuela in fiscal 2011 and none in fiscal 2010.

In January 2010, the Venezuelan government announced a devaluation of the bolivar from 2.15B/$ to two official rates set by the Venezuelan Central Bank, an essentials rate at 2.60 B/$ and a non-essentials rate at 4.30 B/$. The latter rate is the rate that Cabot believes would continue to be available to the operating affiliate to transact its ordinary activities. In January 2011, the essentials exchange rate was increased from 2.60 B/$ to 4.30 B/$, making the essentials rate equal to the non-essentials rate.

Cabot determined, as of January 1, 2010, that the Venezuelan economy was highly inflationary. Accordingly, since the second quarter of fiscal 2010, Cabot has remeasured all transactions of the operating affiliate denominated in bolivars to U.S. dollars using the rate of 4.30 B/$. Because the exchange rate has remained stable for all the periods presented since the determination that the operating subsidiary was operating in an hyperinflationary environment, the amounts recorded in the income statement relative to translation gains or losses have amounted to less than $1 million in each of fiscal 2011 and 2010.

The Company still intends to convert substantially all bolivars held by its Venezuelan subsidiaries to U.S. dollars as soon as practical and continues to monitor for opportunities to convert its bolivars through Venezuelan government, or government backed, bond offerings.

While the events relating to official exchange rate movements did not have a material impact on Cabot’s operating affiliate, the Company continues to monitor developments in Venezuela and their potential impact on it. Cabot uses a discounted cash flow model to determine if investments are impaired when triggering events such as changes in the business environment occur. Critical considerations of the model include the profitability of the operating affiliate and the ability to repatriate its earnings. Based on the profitability of the operating affiliate and uncertainty concerning the continuation of the current currency restrictions, as evidenced by the successful remittance of dividends in fiscal 2011, the Company does not believe that the investment in the operating affiliate is impaired.

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

All information included in this footnote and the related tables include amounts pertaining to the Company’s Supermetals Business, unless indicated otherwise.

Defined Contribution Plans

Cabot recognized expenses related to U.S. and foreign defined contribution plans of $7 million in fiscal year 2011 and $9 million in each of fiscal year 2010 and 2009.

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

Employee Stock Ownership Plan

Other than certain employees subject to collective bargaining agreements, all eligible employees of Cabot and its participating subsidiaries in the U.S. participate in the ESOP component of the plan. Under the ESOP, which is 100% Company funded, 108,696.645 shares of Cabot common stock are allocated to participants’ accounts at the end of each quarter. These ESOP allocations will continue to be made quarterly until December 31, 2013, at which point all shares available for distribution under the ESOP will have been allocated to participant accounts. These shares are allocated based on a pre-determined formula. Cabot has established a minimum and maximum contribution percentage of total eligible pay of 4% and 8%, respectively. The actual contribution percentage in any given quarter varies depending on Cabot’s stock price on the last day of the relevant quarter, the total eligible compensation and the amount of the dividends allocated to participants. If the calculated contribution allocation falls below 4%, the Company makes an additional contribution in the form of Cabot common stock to bring the total contribution to 4% for the participant. If the calculated contribution allocation exceeds 8% of eligible compensation, the excess shares are used to fund the Company match on the 401(k) contributions. If there are still shares remaining after the Company match has been allocated, the remaining shares are allocated to all participants in the ESOP as additional contribution shares. Compensation expense related to the ESOP was $4 million in each of fiscal year 2011, 2010 and 2009.

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

Defined Benefit Plans

Defined benefit plans provide pre-determined benefits to employees that are distributed upon retirement. Measurement of defined benefit pension expense is based on assumptions used to value the defined benefit pension liability (including assets) at the beginning of the year. The CBP and certain foreign pension plans generally use the straight-line method of amortization over five years for the unrecognized net gains and losses. Cabot used a September 30 measurement date for all U.S. and foreign plan obligations and assets in both fiscal 2011 and 2010. Cabot is making all required contributions to the plans.

The accumulated benefit obligation was $140 million for the U.S. defined benefit plans and $218 million for the foreign plans as of September 30, 2011 and $138 million for the U.S. defined benefit plans and $224 million for the foreign plans as of September 30, 2010.

Cash Balance Plan

The CBP is a hybrid defined benefit pension plan in which participants in the CBP accrue benefits in the form of account balances, with a guaranteed rate of return and defined notional contributions. The notional contributions take the form of pay-based credits, which are computed as a percentage of eligible pay and credited quarterly to participant accounts. Interest is credited quarterly based on the average one-year Treasury bill rate for the month of November in the preceding calendar year. As of September 30, 2011, 54 employees have “grandfathered” benefits under a traditional defined benefit formula, which, under certain circumstances, may entitle them to benefits in addition to those accrued under the CBP formula described above. Cabot contributes to the plan based on the fair value of plan assets and associated returns and Cabot’s obligations and their timing.

Supplemental Cash Balance Plan

Cabot’s SCBP provides benefits to highly compensated employees in circumstances in which the maximum limits established under ERISA and the Internal Revenue Code prevent them from receiving some of the benefits provided under the qualified CBP. This plan is non-qualified and unfunded. The obligations in connection with the SCBP plan were $6 million and $4 million as of September 30, 2011 and 2010, respectively, and have been recorded in other liabilities. Both the CBP and the SCBP qualify as defined benefit plans.

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

The following provides information about benefit obligations, plan assets, the funded status and weighted-average assumptions of the defined benefit pension and postretirement benefit plans:

	Years Ended September 30
	2011		2010		2011		2010
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Change in Benefit Obligations:
Benefit obligation at beginning of year	$143	$241	$137	$228	$69	$15	$69	$15
Service cost	5	6	5	5	1	—	1	—
Interest cost	6	11	7	10	2	1	3	1
Plan participants’ contribution	—	1	—	1	—	—	—	—
Foreign currency exchange rate changes	—	1	—	(2)	—	—	—	—
Loss (gain) from changes in actuarial assumptions	2	(9)	6	19	(1)	(1)	3	—
Benefits paid (1)	(9)	(16)	(12)	(20)	(5)	—	(6)	—
Plan amendments	—	—	—	—	(2)	—	(1)	—
Settlements or curtailment gain	—	(1)	—	—	—	—	—	(1)
Other	—	2	—	—	—	—	—	—

Benefit obligation at end of year	$147	$236	$143	$241	$64	$15	$69	$15

	Years Ended September 30
	2011		2010		2011		2010
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$104	$197	$104	$193	$—	$—	$—	$—
Actual return on plan assets	8	2	10	16	—	—	—	—
Employer contribution	—	13	2	9	5	—	6	—
Plan participants’ contribution	—	1	—	1	—	—	—	—
Foreign currency exchange rate changes	—	—	—	(2)	—	—	—	—
Benefits paid(1)	(9)	(16)	(12)	(20)	(5)	—	(6)	—

Fair value of plan assets at end of year	$103	$197	$104	$197	$—	$—	$—	$—

Funded status	$(44)	$(39)	$(39)	$(44)	$(64)	$(15)	$(69)	$(15)

Recognized liability(2)	$(44)	$(39)	$(39)	$(44)	$(64)	$(15)	$(69)	$(15)

(1)	Included in this amount is $2 million and $1 million that the Company paid directly to the participants in its defined benefit plans in fiscal 2011 and 2010, respectively.
(2)

Included in this amount is $4 million of net pension liability as of September 30, 2011 and 2010 related to the Supermetals Business presented as Noncurrent Liabilities Held For Sale in the Consolidated Balance Sheets.

Pension Assumptions and Strategy

The following assumptions were used to determine the pension benefit obligations at September 30:

	Assumptions as of September 30
	2011		2010		2009
	Pension Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	4.5%	4.8%	4.5%	4.4%	5.3%	5.0%
Rate of increase in compensation	3.8%	3.1%	3.8%	3.3%	3.8%	3.4%
Actuarial assumptions used to determine net periodic benefit cost during the year:
Discount rate	4.5%	4.3%	5.3%	5.0%	7.5%	6.4%
Expected long-term rate of return on plan assets	7.8%	6.1%	7.8%	6.1%	7.8%	6.5%
Rate of increase in compensation	3.8%	3.3%	3.8%	3.4%	4.5%	3.8%

Post Retirement Assumptions and Strategy

The following assumptions were used to determine the post retirement benefit obligations at September 30:

	Assumptions as of September 30
	2011		2010		2009
	Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	4.5%	4.9%	4.5%	4.8%	5.3%	5.2%
Initial health care cost trend rate	8.5%	8.0%	7.5%	8.0%	8.0%	9.0%
Actuarial assumptions used to determine net cost during the year:
Discount rate	4.5%	4.8%	5.3%	5.2%	7.5%	7.1%
Initial health care cost trend rate	7.5%	8.0%	8.0%	9.0%	8.0%	9.0%

Cabot uses discount rates as of September 30, the plans’ measurement date, to determine future benefit obligations under its U.S. and foreign defined benefit plans. The discount rates for the defined benefit plans in the U.S., Canada, UAE, Euro-zone, Japan, Switzerland and the U.K. are derived from yield curves that reflect high quality corporate bond yield or swap rate information in each region and reflect the characteristics of Cabot’s employee benefit plans. The discount rates for the defined benefit plans in Czech Republic and Indonesia are based on government bond indices that best reflect the durations of the plans, adjusted for credit spreads presented in selected AA corporate bond indices.

The rates utilized are selected because they represent long-term, high quality, fixed income benchmarks that approximate the long-term nature of Cabot’s pension obligations and related payouts.

	Years Ended September 30
	2011		2010		2011		2010
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Net Amounts Recognized in the Consolidated Balance Sheets
Noncurrent assets	$—	$10	$—	$5	$—	$—	$—	$—
Current liabilities	—	(1)	(1)	(1)	(6)	—	(6)	—
Noncurrent liabilities	(44)	(48)	(38)	(48)	(58)	(15)	(63)	(15)

Amounts recognized in Accumulated other comprehensive income (loss) at September 30, 2011 and 2010 were as follows:

	Years Ended September 30
	2011		2010		2011		2010
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Net actuarial loss	$34	$52	$32	$54	$2	$2	$3	$3
Net prior service cost (credit)	1	—	1	—	(14)	—	(16)	—

Balance in accumulated other comprehensive income, pretax	$35	$52	$33	$54	$(12)	$2	$(13)	$3

In fiscal 2012, an estimated net loss of $4 million will be amortized from accumulated other comprehensive income to net periodic benefit cost. In addition, amortization of estimated prior service credits of $3 million for other postretirement benefits will be amortized from accumulated other comprehensive income to net periodic benefit costs in fiscal 2012.

Estimated Future Benefit Payments

The Company expects that the following benefit payments will be made to plan participants in the years from 2012 to 2021:

	Pension Benefits		Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Years Ended:
2012	$11	$12	$6	$1
2013	10	17	6	—
2014	11	13	6	—
2015	11	13	6	—
2016	11	15	5	1
2017-2021	65	83	25	5

The Company expects to contribute $8 million and $12 million related to its U.S. and foreign pension plans, respectively, in fiscal 2012.

Net periodic defined benefit pension and other postretirement benefit costs include the following components:

	Years Ended September 30
	2011		2010		2009		2011		2010		2009
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$5	$6	$5	$5	$4	$5	1	$—	$1	$—	$2	$—
Interest cost	6	11	7	11	8	12	2	1	3	1	5	1
Expected return on plan assets	(8)	(13)	(9)	(11)	(9)	(12)	—	—	—	—	—	—
Amortization of prior service cost (credit)	—	—	—	—	—	—	(3)	—	(4)	—	(1)	—
Net losses (gains)	—	3	—	2	(1)	1	—	—	—	—	—	—
Settlements or curtailments cost (income)	—	—	—	1	—	(1)	—	—	—	—	(1)	—
Other	—	2	—	—	—	—	—	—	—	—	—	—

Net periodic benefit cost	$3	$9	$3	$8	$2	$5	$—	$1	$—	$1	$5	$1

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows:

	Years Ended September 30
	2011		2010		2009		2011		2010		2009
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Net losses (gains)	$2	$1	$5	$12	$34	$18	(1)	$(1)	$1	$—	$11	$2
Prior service cost	—	—	—	—	—	1	(2)	—	—	—	(17)	—
Amortization of prior service (cost) credit	—	—	—	—	—	—	4	—	4	—	2	—
Amortization of prior unrecognized (loss) gain	—	(3)	—	(2)	1	(1)	—	—	—	—	—	—
Other	—	—	—	1	—	—	—	—	—	—	—	—

Total other comprehensive loss (income)	$2	$(2)	$5	$11	$35	$18	$1	$(1)	$5	$—	$(4)	$2

Curtailments and settlements of employee benefit plans

In recent years, the Company incurred curtailments and settlements of certain of its employee benefit plans. Associated with these curtailments and settlements, the Company recognized a net gain of less than $1 million, a net loss of $1 million and a net gain of $2 million in fiscal 2011, 2010 and 2009, respectively.

Sensitivity Analysis

Measurement of postretirement benefit expense is based on actuarial assumptions used to value the postretirement benefit liability at the beginning of the year. Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. The fiscal 2011 weighted-average assumed health care cost trend rate is 8.5% for U.S. plans and 8.0% for foreign plans. The ultimate weighted-average health care cost trend rate has been designated as 5% for U.S. plans and 6% for foreign plans and is anticipated to be achieved during 2018 and 2016, respectively. A 1-percentage point change in the 2011 assumed health care cost trend rate would have the following effects:

	1-Percentage-Point
	Increase		Decrease
	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Effect on postretirement benefit obligation	$—	$2	$—	$(2)

Plan Assets

The Company’s defined benefit pension plans weighted-average asset allocations at September 30, 2011 and 2010, by asset category are as follows:

	Pension Assets
	September 30
	2011		2010
	U.S.	Foreign	U.S.	Foreign
Asset Category:
Equity securities	57%	44%	64%	44%
Debt securities	43%	50%	36%	51%
Cash and other securities	—%	6%	—%	5%

Total	100%	100%	100%	100%

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

Cabot’s investment strategy for each of its defined benefit plans in the U.S. and abroad is generally based on a set of investment objectives and policies that cover time horizons and risk tolerance levels consistent with plan liabilities. Periodic studies are performed to determine the asset mix that will meet pension obligations at a reasonable cost to the Company. The assets of the defined benefit plans are comprised principally of investments in equity and high quality fixed income securities, which are broadly diversified across the capitalization and style spectrum and are managed using both active and passive strategies. The weighted average target asset allocation for the U.S. plan is 65% in equity and 35% in fixed income and for the foreign plans is 44% in equity, 51% in fixed income and 5% in cash and other securities.

For pension or other postretirement benefit plan assets classified as Level 1 measurements (measured using quoted prices in active markets), total fair value is either the price of the most recent trade at the time of the market close or the official close price, as defined by the exchange on which the asset is most actively traded on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs.

For pension or other postretirement benefit plan assets classified as Level 2 measurements, where the security is frequently traded in less active markets, fair value is based on the closing price at the end of the period; where the security is less frequently traded, fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability. Market inputs are obtained from well-established and recognized vendors of market data and subjected to tolerance/quality checks.

Some pension or other postretirement benefit plan assets are held in funds where a net asset value is calculated based on the fair value of the underlying assets and the number of shares owned. The classification of the fund (Level 1, 2 or 3 measurements) is determined based on the classification of the significant holdings within the fund. For all other pension or other postretirement benefit plan assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

The fair value of the Company’s pension plan assets at September 30, 2011 by asset category is as follows:

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
	Total	US		Non-US
	(Dollars in millions)
Asset Category:
Cash and cash equivalents	$5	$—	$1	$4	$—
Direct investments:
U.S. equity securities	13	13	—	—	—
Non-U.S. equity securities	1	1	—	—	—
Non-U.S. government bonds	47	—	—	47	—
Non-U.S. corporate bonds	1	—	—	1	—

Total direct investments	62	14	—	48	—
Investment funds:
Equity funds(1)	106	20	—	—	86
Fixed income funds(2)	93	43	—	—	50
Real estate funds(3)	1	—	—	—	1
Common and collective investment trust fund(4)	24	—	24	—	—
Money market fund	1	1	—	—	—

Total investment funds	225	64	24	—	137
Alternative investments:
Insurance contracts	8	—	—	—	8

Total alternative investments	8	—	—	—	8

Total pension plan assets	$300	$78	$25	$52	$145

(1)

The equity funds asset class includes funds that invest in U.S. equities as well as equity securities issued by companies incorporated, listed or domiciled in countries in developed and/or emerging markets. These companies may be in the small-, mid- or large-cap categories.

(2)

The fixed income funds asset class includes investments in high quality funds. High quality fixed income funds primarily invest in low risk U.S. and non-U.S. government securities, investment-grade corporate bonds, mortgages and asset-backed securities. A significant portion of the fixed income funds asset includes investment in long-term bond funds.

(3)

The real estate funds asset class includes funds that primarily invest in entities which are principally engaged in the ownership, acquisition, development, financing, sale and/or management of income-producing real estate properties, both commercial and residential. These funds typically seek long-term growth of capital and current income that is above average relative to public equity funds.

(4)

The investment objective of the portfolio of this common and collective investment trust is to achieve long-term, total return in excess of the MSCI World Index Benchmark by investing in equity securities of companies worldwide, emphasizing those with above-average potential for capital appreciation.

Note O. Stock-Based Compensation

The Company has established equity compensation plans that provide stock-based compensation to eligible employees. The 2009 Long-Term Incentive Plan (the “2009 Plan”), which was approved by Cabot’s stockholders on March 12, 2009, authorizes the issuance of 6.4 million shares of common stock. This is the Company’s only equity incentive plan under which awards may currently be made to employees, although some awards made under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) remain outstanding at September 30, 2011.

The terms of awards made under Cabot’s equity compensation plans are generally determined by the Compensation Committee of Cabot’s Board of Directors. The 2009 Plan allows for grants of stock options, restricted stock, restricted stock units and other stock-based awards to employees. The awards made in fiscal 2011, 2010 and 2009 under the 2009 Plan consisted of grants of stock options, time-based restricted stock units, and performance-based restricted stock units. The options were issued with an exercise price equal to 100% of the market price of Cabot’s common stock on the date of grant, vest over a three year period (30% on each of the first and second anniversaries of the date of grant and 40% on the third anniversary of the date of grant) and expire ten years after grant. The restricted stock units vest three years from the date of the grant. The number of shares issuable, if any, when a performance-based restricted stock unit award vests will depend on the degree of achievement (threshold, target or maximum performance) of the corporate performance metrics for each year within the three-year performance period of the award. Accordingly, future compensation costs associated with outstanding awards of performance-based restricted stock units may increase or decrease based on the probability of the Company achieving the performance metrics.

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

With respect to the shares of restricted stock issued prior to 2009, in many instances, the Company provided loans to employees, other than executive officers, to facilitate their purchase of the shares. These loans are full recourse, secured by the purchased shares, have a term of approximately three years, and accrue interest at market rates. During the third quarter of fiscal 2009, the Company extended the maturity date of the loans made in 2006 by thirty-six months to August 2012. After evaluating the facts and circumstances related to these loans, in 2009, the Company determined that it was appropriate to apply option accounting to all unvested restricted stock awards under the 2006 Plan that had accompanying loans. In fiscal 2009, total incremental stock-based compensation expense related to this change was $4 million, and was being recorded over the remaining vesting period that ended in May 2011. As of September 30, 2011 and 2010, the outstanding loan balances were $2 million and $8 million, respectively. Prior to extending the maturity of the loans made in May 2006, all of the loans were recorded in equity. Subsequent to this event, the loans have been removed from the balance sheet as all of the restricted stock awards with Company loans are accounted for as if they were stock options.

Stock-based employee compensation expense was $10 million, $11 million and $12 million, after tax, for fiscal 2011, 2010 and 2009, respectively. The Company recognized the full impact of its stock-based employee compensation expense in the Consolidated Statements of Operations for fiscal 2011, 2010 and 2009 and did not capitalize any such costs on the Consolidated Balance Sheets because those that qualified for capitalization were not material. The following table presents stock-based compensation expenses included in the Company’s Consolidated Statement of Operations:

	Years Ended September 30
	2011	2010	2009
	(Dollars in millions)
Cost of Sales	$5	$6	$7
Selling and administrative expenses	9	11	11
Research and technical expenses	1	1	1

Stock-based compensation expense	15	18	19
Income tax benefit	(5)	(7)	(7)

Net stock-based compensation expense	$10	$11	$12

As of September 30, 2011, Cabot has $14 million, $2 million and less than $1 million of total unrecognized compensation cost related to non-vested restricted stock units, non-vested options and non-vested restricted stock, respectively, granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.6 years, 0.8 years and 0.4 years for non-vested restricted stock units, non-vested options and the non-vested restricted stock, respectively.

Equity Incentive Plan Activity

The following table summarizes the total stock option, restricted stock, and restricted stock unit activity in the equity incentive plans for fiscal 2011:

	September 30, 2011
	Stock Options			Restricted Stock		Restricted Stock Units
	Total Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units(1)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Outstanding at September 30, 2010	1,765	$20.40	$5.21	829	$20.81	454	$23.90
Granted	250	34.64	12.09	—	—	387	34.76
Performance-based adjustment(2)	—	—	—	—	—	58	28.60
Exercised / Vested	(180)	23.32	5.67	(820)	22.61	(4)	28.63
Cancelled / Forfeited	(63)	24.74	7.35	(6)	22.43	(29)	28.48

Outstanding at September 30, 2011	1,772	21.96	6.06	3	9.56	866	28.89

Exercisable at September 30, 2011	809	20.70

Expected to vest(3)	940	23.07

(1)

The number “Granted” represents the number of shares issuable upon vesting of time-based restricted stock units and performance-based restricted stock units, assuming the Company performs at the target performance level in each year of the three-year performance period. Restricted stock units outstanding as of September 30, 2010 have been recast to include the incremental number of shares issuable upon vesting of outstanding performance-based restricted stock units, based on the Company achieving performance at a level greater than target under the 2010 performance targets.

(2)

Represents the incremental number of shares issuable upon vesting of outstanding performance-based restricted stock units, based on the Company achieving performance at a level greater than target under the 2011 performance targets.

(3)	Stock options expected to vest in the future, net of estimated forfeitures, have a weighted average remaining contractual life of 8.1 years.

Stock Options

The following table summarizes information related to the outstanding and vested options on September 30, 2011:

	Total Options Outstanding	Exercisable Options
Aggregate Intrinsic Value (in millions)	$5	$3
Weighted Average Remaining Contractual Term (in years)	7.5	6.7

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing common stock price of $24.78 on September 30, 2011, which would have been received by the option holders had all option holders exercised their options and immediately sold their shares on that date.

The intrinsic value of options exercised during fiscal 2011 and 2010 was $3 million and $1 million, respectively, and the Company received cash of $4 million and $3 million, respectively, from these exercises. No options were exercised in fiscal 2009.

Approximately 612,000, 441,000 and 79,000 options vested during fiscal 2011, 2010 and 2009, respectively. The weighted average grant date fair value of these options was $3 million, $2 million and $1 million, respectively. The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The estimated weighted average grant date fair values of options granted during fiscal 2011, 2010 and 2009 was $12.09, $7.41, and $3.98 per option, respectively. The fair values on the grant date (including the application of option accounting to the restricted stock awards as noted previously) were calculated using the following weighted-average assumptions:

	Years Ended September 30
	2011	2010	2009
Expected stock price volatility	43%	42%	39%
Risk free interest rate	1.8%	2.8%	0.4%
Expected life of options (years)	6	6	6
Expected annual dividends per year	$0.72	$0.72	$0.72

The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the option.

Restricted Stock Units

The value of restricted stock unit awards is the closing stock price at the date of the grant. The estimated weighted average grant date fair values of restricted stock unit awards granted during fiscal 2011 and 2010 was $34.76 and $24.49, respectively. There were no restricted stock unit awards granted during fiscal 2009. The intrinsic value of restricted stock units that vested during fiscal 2011 was less than $1 million. No restricted stock units vested during fiscal 2010 or 2009.

Restricted Stock

The fair value of restricted stock awards is derived by calculating the difference between the share price and the purchase price at the date of the grant. The estimated weighted average grant date fair values of restricted stock awards granted during fiscal 2009 were $9.56. There were no restricted stock awards granted during fiscal 2011 or 2010. The intrinsic value of restricted stock that vested during fiscal 2011, 2010 and 2009 was $27 million, $11 million and $5 million, respectively.

Supplemental Retirement Savings Plan

Cabot’s SRSP provides benefits to highly compensated employees in circumstances in which the maximum limits established under ERISA and the Internal Revenue Code prevent them from receiving all of the Company matching and ESOP contributions that would otherwise be provided under the qualified RSP. The SRSP is non-qualified and unfunded. Contributions under the SRSP are treated as if invested in Cabot common stock. The majority of the distributions made under the SRSP are required to be paid with shares of Cabot common stock. The remaining distributions, which relate to certain grandfathered accounts, will be paid in cash based on the market price of Cabot common stock at the time of distribution. The aggregate value of the accounts that will be paid out in stock, which is equivalent to approximately 125,000 and 166,000 shares of Cabot common stock as of September 30, 2011 and 2010, respectively, is reflected at historic cost in stockholders’ equity, and the aggregate value of the accounts that will be paid in cash, which is $1 million as of both September 30, 2011 and 2010, is reflected in other long-term liabilities and marked-to-market quarterly.

Note P. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations as follows:

	Years Ended September 30
	2011	2010	2009
	(Dollars in millions)
Cost of sales	$16	$36	$80
Selling and administrative expenses	2	10	5
Research and technical expenses	—	—	2

Total	$18	$46	$87

Details of these restructuring activities and the related reserves for fiscal 2011 and 2010 were as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Asset Sales	Other	Total
	(Dollars in millions)
Reserve at September 30, 2009	$20	$1	$—	$—	$—	$21
Charges	29	2	11	(3)	7	46
Costs charged against assets and other	—	—	(11)	—	—	(11)
Proceeds from sale	—	—	—	3	—	3
Cash paid	(27)	(2)	—	—	(7)	(36)
Foreign currency translation adjustment	(4)	—	—	—	—	(4)

Reserve at September 30, 2010	$18	$1	$—	$—	$—	$19
Charges	8	3	3	(1)	5	18
Costs charged against assets and other	1	—	(3)	(4)	—	(6)
Proceeds from sale	—	—	—	6	—	6
Cash paid	(17)	(4)	—	(1)	(4)	(26)
Foreign currency translation adjustment	(1)	—	—	—	1	—

Reserve at September 30, 2011	$9	$—	$—	$—	$2	$11

Closure of Grigno, Italy Manufacturing Facility and Other Activities

In February 2011, the Company closed its thermoplastic concentrates manufacturing facility in Grigno, Italy. This decision was made to align Cabot’s manufacturing capabilities with the market outlook and Cabot’s Performance Segment strategy. The closure, which affected 37 employees, resulted in $6 million of charges to earnings and is comprised of $3 million for severance and employee benefits and $3 million for accelerated depreciation and asset impairments.

Through September 30, 2011, Cabot made $1 million of cash payments associated with this restructuring plan. The Company expects to make additional cash payments of $2 million in 2012.

As of September 30, 2011, Cabot has $2 million of accrued restructuring costs in the Consolidated Balance Sheet related to this site closure.

In addition, during fiscal 2011 Cabot recorded approximately $5 million of other severance-related restructuring charges at other locations around the world. Cabot expects $4 million to be paid in fiscal 2012 and $1 million to be paid in fiscal 2013 related to these activities.

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

The Company expects the closure plan will result in a total pre-tax charge to earnings of approximately $20 million. Through September 30, 2011, Cabot has recorded $19 million of charges associated with this restructuring, comprised of $7 million for severance and employee benefits, $10 million for accelerated depreciation and asset impairments, $1 million for demolition and site clearing costs and $2 million for other post-closing costs offset by a net gain on sales of non-manufacturing related assets of approximately $1 million. These amounts exclude any potential gain to be recognized on the sale of land and certain other manufacturing related assets.

Cumulative net cash outlays related to this plan are expected to be approximately $7 million. Through fiscal 2011, Cabot has made net cash payments of $7 million. The Company expects to make cash payments of $1 million in 2012 offset by anticipated cash receipts on non-manufacturing related asset sales of $1 million. These amounts exclude any potential cash to be received on the sale of land and certain other manufacturing related assets.

As of September 30, 2011, Cabot has $1 million of accrued restructuring costs in the Consolidated Balance Sheet related to this site closure.

2009 Global Restructuring

In fiscal 2009, Cabot initiated its 2009 Global Restructuring Plan. Under this plan, the Company closed three manufacturing sites and implemented operating cost and workforce reductions across a variety of its other operations. In fiscal 2010, the Company consolidated several of its European administrative offices in a new European headquarters office in Switzerland.

The Company has recorded a cumulative pre-tax charge of $120 million. In addition, the Company expects to recognize a gain on sale related to one of its former manufacturing sites in fiscal 2012. The total amounts the Company has recorded for each major type of cost associated with the restructuring plan are: (i) severance and employee benefits of $54 million for approximately 400 employees, (ii) accelerated depreciation and impairment of facility assets of $45 million, net of gains associated with the sale of certain assets, (iii) demolition and site clearing costs of $6 million, and (iv) other post-closing costs of $15 million.

Net cash outlays related to these actions are expected to be approximately $68 million. Through fiscal 2011, Cabot has made net cash payments of $68 million. In 2012 and thereafter the Company expects to make severance and related payments totaling $3 million offset by the expected proceeds on sale of a former manufacturing site.

As of September 30, 2011, Cabot has $3 million of restructuring costs in accrued expenses in the Consolidated Balance Sheet related to this plan.

Note Q. Stockholders’ Equity

In fiscal 2007, the Board of Directors authorized Cabot to repurchase up to ten million shares of Cabot’s common stock in the open market or in privately negotiated transactions. This authorization does not have a set expiration date. Under this authorization, the Company repurchased approximately 1.6 million shares in fiscal 2011, no shares in fiscal 2010 and approximately 3,500 shares in fiscal 2009. As of September 30, 2011, approximately 2.7 million shares remain available for repurchase under the current authorization.

During each of fiscal 2011, 2010 and 2009, Cabot paid cash dividends of $0.72 per share of common stock.

Accumulated Other Comprehensive Income

The following table illustrates the after-tax balances of the components comprising Accumulated other comprehensive income:

	September 30
	2011	2010
	(Dollars in millions)
Foreign currency translation adjustments	$163	$144
Unrealized holding gain on investments	1	1
Change in funded status of retirement plans	(58)	(57)

Accumulated other comprehensive income	$106	$88

Note R. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Years Ended September 30
	2011	2010	2009
	(In millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to Cabot Corporation	$236	$154	$(77)
Less: Dividends and dividend equivalents to participating securities	1	1	2
Less: Undistributed earnings allocated to participating securities(1)	2	2	—

Earnings (loss) allocated to common shareholders (numerator)	$233	$151	$(79)

Weighted average common shares and participating securities outstanding	65.4	65.3	65.3
Less: Participating securities(1)	0.8	1.5	2.5

Adjusted weighted average common shares (denominator)	64.6	63.8	62.8

Per share amounts—basic:
Income (loss) from continuing operations attributable to Cabot Corporation	$2.80	$1.96	$(1.21)
Income (loss) from discontinued operations	0.82	0.41	(0.04)

Net income (loss) attributable to Cabot Corporation	$3.62	$2.37	$(1.25)

Diluted EPS:
Earnings (loss) allocated to common shareholders	$233	$151	$(79)
Plus: Earnings allocated to participating securities	3	3	2
Less: Adjusted earnings allocated to participating securities(2)	(3)	(3)	(2)

Earnings (loss) available to common shares (numerator)	$233	$151	$(79)

Adjusted weighted average common shares outstanding	64.6	63.8	62.8
Effect of dilutive securities:
Common shares issuable(3)	0.8	0.5	—

Adjusted weighted average common shares (denominator)	65.4	64.3	62.8

Per share amounts—diluted:
Income (loss) from continuing operations attributable to Cabot Corporation	$2.77	$1.94	$(1.21)
Income (loss) from discontinued operations	0.80	0.41	(0.04)

Net income (loss) attributable to Cabot Corporation	$3.57	$2.35	$(1.25)

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Years Ended September 30
	2011	2010	2009
	(Dollars in millions)
Calculation of undistributed earnings:
Net income (loss) attributable to Cabot Corporation	$236	$154	$(77)
Less: Dividends declared on common stock	46	46	46
Less: Dividends and dividend equivalents to participating securities	1	1	2

Undistributed earnings	$189	$107	$(125)

Allocation of undistributed earnings:
Undistributed earnings allocated to common shareholders	$187	$105	$(125)
Undistributed earnings allocated to participating securities	2	2	—

Undistributed earnings	$189	$107	$(125)

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Supplemental Retirement Savings Plan; and (iii) assumed issuance of shares for outstanding and achieved performance-based stock unit awards issued under Cabot’s equity incentive plans using the treasury stock method. For fiscal 2011, 253,000 incremental shares of common stock were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For fiscal 2010, 193,000 incremental shares of common stock were not included in the calculation of diluted earnings per share because those shares’ exercise prices were greater than the average market price of Cabot common stock for that period. For fiscal 2009, 3,833,000 incremental shares of common stock were excluded from the calculation of diluted earnings per share as those shares would have been antidilutive due to the Company’s net loss position.

Note S. Income Taxes

Income (loss) from continuing operations before income taxes and equity in net earnings of affiliated companies was as follows:

	Years ended September 30
	2011	2010	2009
	(Dollars in millions)
Domestic	$(25)	$3	$(72)
Foreign	228	163	(27)

Total	$203	$166	$(99)

Tax provision (benefit) on income (loss) consisted of the following:

	Years ended September 30
	2011	2010	2009
	(Dollars in millions)
U.S. federal and state:
Current	$(7)	$(8)	$(2)
Deferred	(51)	(14)	(32)

Total	(58)	(22)	(34)

Foreign:
Current	57	51	27
Deferred	7	1	(14)

Total	64	52	13

Total U.S. and foreign	$6	$30	$(21)

The provision (benefit) for income taxes differed from the provision for income taxes as calculated using the U.S. statutory rate as follows:

	Years ended September 30
	2011	2010	2009
	(Dollars in millions)
Computed tax expense at the federal statutory rate	$70	$58	$(35)
Foreign income:
Impact of taxation at different rates, repatriation and other	(29)	(26)	(3)
Impact of repatriation of high tax income	(24)	—	—
Impact of investment incentive credits	(2)	(2)	(1)
Impact of foreign losses for which a current tax benefit is not available	6	17	30
State taxes, net of federal effect	—	—	—
U.S. and state benefits from research and experimentation activities	(3)	(1)	(4)
Tax audit settlements	(12)	(15)	(9)
Other, net	—	(1)	1

Total	$6	$30	$(21)

Significant components of deferred income taxes were as follows:

	September 30
	2011	2010
	(Dollars in millions)
Deferred tax assets:
Depreciation and amortization	$73	$67
Pension and other benefits	87	89
Environmental liabilities	3	3
Inventory	12	16
Deferred expenses	11	15
Net operating loss carry-forwards	125	131
Other tax carry-forwards	137	95
Other	28	26

Subtotal	476	442
Valuation allowances	(138)	(126)

Total deferred tax assets	$338	$316

	September 30
	2011	2010
	(Dollars in millions)
Deferred tax liabilities:
Depreciation and amortization	$28	$28
Pension and other benefits	2	4
Unremitted earnings of non-U.S. subsidiaries	18	12
Inventory	3	3
Other	5	6

Total deferred tax liabilities	$56	$53

In fiscal 2011, Cabot recorded $38 million net tax benefits including $24 million from the repatriation of high taxed income and $14 million related to tax settlements, the renewal of the U.S. research and experimentation credit, and investment incentive tax credits in the tax provision.

In fiscal 2010, Cabot recorded $17 million of net tax benefits related to tax settlements and investment incentive tax credits and a $1 million net tax charge for other miscellaneous items in the tax provision.

In fiscal 2009, Cabot recorded $12 million of net tax benefits related to tax settlements, the renewal of the U.S. research and experimentation credit, and investment incentive tax credits in the tax provision.

Approximately $565 million of net operating loss carryforwards (“NOLs”) and $137 million of other tax credit carryforwards remain at September 30, 2011. The benefits of these carryforwards are dependent upon taxable income during the carryforward period in the jurisdictions where they arose. Accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. The following table provides detail surrounding the expiration dates of these carryforwards:

	NOLs	Other Credits
	(Dollars in millions)
Expiration periods
2012 to 2018	$132	$6
2019 and thereafter	131	110
Indefinite carryforward	302	21

Total	$565	$137

As of September 30, 2011, provisions have not been made for U.S. income taxes or non-U.S. withholding taxes on approximately $887 million of undistributed earnings of non-U.S. subsidiaries, as these earnings are considered indefinitely reinvested. These earnings could become subject to U.S. income taxes and non-U.S. withholding taxes if they were remitted as dividends, were loaned to Cabot Corporation or a U.S. subsidiary, or if Cabot should sell its stock in the subsidiaries.

As of September 30, 2011, Cabot has net deferred tax assets of $282 million, $247 million of which are in the U.S. Management believes that the Company’s history of generating domestic profits provides adequate evidence that it is more likely than not that all of the U.S. net deferred tax assets will be realized in the normal course of business. U.S. income (loss) from continuing operations adjusted for U.S. permanent differences was a profit of $86 million for the year ended September 30, 2011 and was a cumulative profit of $131 million for the three years ended September 30, 2011.

Realization of the tax asset is dependent on achieving the forecast of future taxable operating income over an extended period of time. As of September 30, 2011, the Company would need to generate approximately $706 million in cumulative future U.S. taxable operating income at various times over approximately 20 years to realize all of its net U.S. deferred tax assets. The Company also believes that it is more likely than not that Cabot will recover the $35 million non-U.S. net deferred tax asset which will require approximately $117 million of future taxable operating income to be generated by various non-U.S. subsidiaries given the subsidiaries’ history of profitability. The Company reviews its forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve operating income targets may change the Company’s assessment regarding the recoverability of Cabot’s deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the Company’s deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on Cabot’s earnings in future periods.

The valuation allowances at September 30, 2011 and 2010 represent management’s best estimate of the non-realizable portion of the deferred tax assets. The valuation allowance increased in certain tax jurisdictions by $12 million, $6 million, and $33 million in fiscal years 2011, 2010 and 2009, respectively, due to the uncertainty of the ultimate realization of certain future tax benefits and net operating losses reflected as deferred tax assets.

Cabot has filed its tax returns in accordance with the tax laws in each jurisdiction and recognizes tax benefits for uncertain tax positions when the position would more likely than not be sustained based on its technical merits and recognizes measurement adjustments when needed. As of September 30, 2011, the total amount of unrecognized tax benefits was $65 million, of which $39 million was recorded in the Company’s Consolidated Balance Sheet and $26 million, principally related to state net operating loss carryforwards, have not been recorded. In addition, accruals of $3 million and $14 million have been recorded for penalties and interest, respectively, as of September 30, 2011. Total penalties and interest recorded in the tax provision was $3 million in each of fiscal years 2011, 2010, and 2009. If the unrecognized tax benefits were recognized at a given point in time, there would be approximately $56 million favorable impact on the Company’s tax provision.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2011, 2010 and 2009 are as follows:

	Years ended September 30
	2011	2010	2009
	(Dollars in millions)
Balance at beginning of the year	$75	$81	$80
Additions based on tax provisions related to the current year	2	6	7
Additions for tax positions of prior years	1	3	4
Reductions of tax provisions of prior years	(13)	(15)	(10)

Balance at end of the year	$65	$75	$81

During fiscal 2011, the balance of unrecognized tax benefits was reduced by $13 million primarily due to the settlement of audits in a number of tax jurisdictions including a settlement recorded in income from discontinued operations, net of tax, in the Consolidated Statement of Operations. Certain Cabot subsidiaries are under audit in jurisdictions outside of the U.S. In addition, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of one or more of these audits or the lapse of applicable statutes of limitations; however, an estimated range of the impact on the unrecognized tax benefits cannot be quantified at this time.

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2011 tax years generally remain subject to examination by the IRS and the 2004 through 2011 tax years remain subject to examination by most state tax authorities. In significant non-U.S. jurisdictions, the 2005 through 2011 tax years generally remain subject to examination by their respective tax authorities with the exception of Canada and the United Kingdom which are open from 2001. Cabot’s significant non-U.S. jurisdictions include Argentina, Brazil, Canada, China, Germany, Japan, the Netherlands, and the United Kingdom.

Note T. Commitments and Contingencies

Operating Lease Commitments

Cabot leases certain transportation vehicles, warehouse facilities, office space, machinery and equipment under cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by Cabot. Escalation clauses, lease payments dependent on existing rates/indexes and other lease concessions are included in the minimum lease payments and such lease payments are recognized on a straight-line basis over the minimum lease term. Rent expense under such arrangements for fiscal 2011, 2010 and 2009 totaled $19 million, $21 million and $27 million, respectively. Future minimum rental commitments under non-cancelable leases are as follows:

(Dollars in millions)
2012	19
2013	15
2014	12
2015	11
2016	8
2017 and thereafter	29

Total future minimum rental commitments	$94

Other Long-Term Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements, the quantity of material being purchased is fixed, but the prices paid change as market prices change. Raw materials purchased under these agreements by segment for fiscal 2011, 2010 and 2009 are as follows:

	Years Ended September 30
	2011	2010	2009
	(Dollars in millions)
Core Segment	$340	$294	$136
Performance Segment	18	36	82
Specialty Fluids Segment	—	6	4

Total	$358	$336	$222

Included in the table above are raw materials purchases from noncontrolling shareholders of consolidated subsidiaries. These purchases were $134 million, $126 million and $57 million during fiscal 2011, 2010 and 2009, respectively, and as of both September 30, 2011 and 2010, accounts payable and accrued liabilities owed to noncontrolling shareholders was $10 million.

The purchase commitments for the Rubber Blacks Business, Performance Segment and New Business Segment covered by these agreements are with various suppliers and purchases are expected to take place as follows:

	Payments Due by Fiscal Year
	2012	2013	2014	2015	2016	Thereafter	Total
	(Dollars in millions)
Core Segment	$272	$245	$229	$227	$200	$2,705	$3,878
Performance Segment	16	30	31	30	171	133	411
New Business Segment	1	1	—	—	—	—	2

Total	$289	$276	$260	$257	$371	$2,838	$4,291

The dollar value of these commitments has been estimated using current market prices. As noted above, these will fluctuate based on time of purchase.

Guarantee Agreements

Cabot has provided certain indemnities pursuant to which it may be required to make payments to an indemnified party in connection with certain transactions and agreements. In connection with certain acquisitions and divestitures, Cabot has provided routine indemnities with respect to such matters as environmental, tax, insurance, product and employee liabilities. In connection with various other agreements, including service and supply agreements, Cabot has provided indemnities for certain contingencies and routine warranties. Cabot is unable to estimate the maximum potential liability for these types of indemnities as a maximum obligation is not explicitly stated in most cases and the amounts, if any, are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be reasonably estimated. The duration of the indemnities vary, and in many cases are indefinite. Cabot has not recorded any liability for these indemnities in the consolidated financial statements, except as otherwise disclosed.

Self-Insurance and Retention for Certain Contingencies

The Company is partially self-insured for certain third-party liabilities globally, as well as workers’ compensation and employee medical benefits in the United States. The third-party and workers’ compensation liabilities are managed through a wholly-owned insurance captive and the related liabilities are included in the consolidated financial statements. The employee medical obligations are managed by a third-party provider and the related liabilities are included in the consolidated financial statements. To limit Cabot’s potential liabilities for these risks, however, the Company purchases insurance from third-parties that provides individual and aggregate stop-loss protection. The aggregate self-insured liability in fiscal 2011 for combined third-party liabilities, U.S. workers’ compensation and employee medical benefits was $6 million, and the retention for medical costs in the United States is at most $200,000 per person per annum.

Contingencies

Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Matters

As of September 30, 2011 and 2010, Cabot had $6 million and $7 million, respectively, reserved for environmental matters primarily related to divested businesses. In fiscal 2011 and 2010, there was $2 million and $2 million in accrued expenses and $4 million and $5 million in other liabilities, respectively, in the consolidated balance sheets for environmental matters. These amounts represent Cabot’s best estimates of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Charges for environmental expense were $1 million, $3 million, and less than $1 million in fiscal 2011, 2010 and 2009, respectively. Cash payments were $2 million, $1 million and $3 million during fiscal 2011, 2010 and 2009, respectively, related to these environmental matters.

The operation and maintenance component of the $6 million reserve for environmental matters was $3 million. Cabot expects to make payments of $1 million in fiscal 2012, $1 million in each of fiscal 2013 through fiscal 2016, and a total of $1 million thereafter.

When deemed appropriate, the Company discounts its liability for environmental matters. A weighted average risk free rate of 2% was used for the environmental liability at September 30, 2011. The book value of the liabilities will be accreted up to the undiscounted liability value through interest expense over the expected cash flow period. The accreted interest expense was less than $1 million for each of fiscal 2011, 2010 and 2009.

In June 2009, Cabot received an information request from the United States Environmental Protection Agency (“EPA”) regarding Cabot’s carbon black manufacturing facility in Pampa, Texas. The information request relates to the Pampa facility’s compliance with certain regulatory and permitting requirements under the Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. EPA has indicated that this information request is part of an EPA national initiative focused on the U.S. carbon black manufacturing sector. Cabot responded to EPA’s information request in August 2009 and is in discussions with EPA. Based upon how EPA has handled similar NSR initiatives with other industrial sectors, it is anticipated that EPA will seek to require Cabot to employ additional technology control devices or approaches with respect to emissions at certain U.S. facilities and/or seek a civil penalty from Cabot. Should additional technology control devices be required, these costs would likely be capital in nature and would likely impact the Consolidated Statement of Operations over the depreciable lives of the associated assets.

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

As of September 30, 2011 and 2010, there were approximately 42,000 and 45,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. In order to quantify Cabot’s estimated share of liability for pending and future respirator liability claims, Cabot engaged, through counsel, the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm in the field of tort liability valuation. The methodology developed by HR&A addresses the complexities surrounding Cabot’s potential liability by making assumptions about future claimants with respect to periods of asbestos, silica and coal mine dust exposure and respirator use. Using those and other assumptions, HR&A estimated the number of future asbestos, silica and coal mine dust claims that would be filed and the related costs that would be incurred in resolving both currently pending and future claims. On this basis, HR&A then estimated the net present value of the share of these liabilities that reflected Cabot’s period of direct manufacture and Cabot’s contractual obligations. Based on the HR&A estimates, Cabot has a reserve for these matters of $11 million on a net present value basis ($16 million on an undiscounted basis) at September 30, 2011.

Cabot’s current estimate of the cost of its share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect its estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of members of the Payor Group, (viii) a change in the availability of AO’s insurance coverage or the indemnity provided by AO’s former owner, (ix) changes in the allocation of costs among the Payor Group and (x) a determination that the Company’s assumptions regarding the contractual obligations on which it has estimated its share of liability are inaccurate. Cabot cannot determine the impact of these potential developments on its current estimate of its share of liability for existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

The $11 million liability for respirator claims is recognized on a discounted basis using a discount rate of 5.3%, which represents management’s best estimate of the risk free rate to apply to the cash flow payments of the liability that are projected through 2062. The total expected aggregate undiscounted amount of future payments is $16 million. Cabot estimates payments of approximately $2 million, $1 million, $1 million, $1 million, and $1 million in fiscal 2012, 2013, 2014, 2015 and 2016, respectively, and a total of $10 million in fiscal 2017 through 2062. The book value of the liabilities will be accreted up to the undiscounted liability value through interest expense over the expected cash flow period, which was less than $1 million in fiscal 2011. Cash payments were $5 million in fiscal 2011 and $2 million in each of 2010 and 2009 related to this liability. If the timing of Cabot’s actual payments made for respirator claims differs significantly from the Company’s estimated payment schedule, and the Company determines that it can no longer reasonably predict the timing of such payments, Cabot then could be required to record the reserve amount on an undiscounted basis on its Consolidated Balance Sheets, causing an immediate impact to earnings.

Other

During the fiscal year ended September 30, 2011, the Company recognized a benefit of approximately $9 million related to a legal judgment associated with a feedstock pipeline breakage that occurred in a prior period. This benefit was recorded within Cost of sales and Other expense in the Consolidated Statements of Operations.

The Company has various other lawsuits, claims and contingent liabilities arising in the ordinary course of its business and with respect to the Company’s divested businesses. In the opinion of the Company, although final disposition of some or all of these other suits and claims may impact the Company’s financial statements in a particular period, they are not expected in the aggregate to have a material adverse effect on the Company’s financial position.

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

No customer individually represented 10% or more of consolidated net sales for fiscal 2011. During fiscal 2010 and 2009, The Goodyear Tire and Rubber Company accounted for approximately 12% and 11%, respectively, of Cabot’s annual consolidated net sales.

Tire manufacturers in the Rubber Blacks Business comprise a significant portion of Cabot’s trade receivable balance. The accounts receivable balance for these significant customers are as follows:

	September 30
	2011	2010
	(Dollars in millions)
Tire manufacturers	$318	$259

Cabot has not experienced significant losses in the past from these customers. Cabot monitors its exposure to customers to manage potential credit losses.

Note V. Financial Information by Segment & Geographic Area

Segment Information

Cabot is organized into four business segments: the Core Segment, the Performance Segment, the New Business Segment and the Specialty Fluids Segment. During the fourth quarter of fiscal 2011, management made changes in its business organizational and financial reporting structure. First, the Cabot Elastomer Composites Business was reclassified from the Rubber Blacks Business in the Core Segment to the New Business Segment to enable the Business to have a stronger focus on the penetration of elastomer composite products in non-tire applications. Second, corporate business development costs related to new technology efforts in areas such as energy storage and discharge in battery applications, solar energy applications, and graphenes in composite materials were reclassified from the New Business Segment to Unallocated corporate costs. This change was made because these efforts support the entire Company. Finally, the effect on cost of sales from LIFO inventory assumptions, which was formerly allocated to the Segments, is now an unallocated expense and included in the line entitled General unallocated (expense) income in the financial information by segment table below to ensure better clarity of fundamental business profitability. In addition, during the fourth quarter of fiscal 2011, Cabot entered into an agreement to sell its Supermetals Business. As a result, the results of operations for the Supermetals Business are now reported as a discontinued operation, and overhead costs that had previously been allocated to the Business have been allocated to the remaining Segments.

While the Chief Operating Decision Maker uses a number of performance measures to manage the performance of the segments and allocate resources to them, segment operating profit (loss) before interest and taxes (“Segment EBIT”) is the measure that is most consistently used and is, therefore, the measure presented for each segment in the financial information by segment table below on the line entitled Income (loss) before taxes. Segment EBIT excludes certain items, meaning items considered by management to be unusual and not representative of segment results. In addition, Segment EBIT includes Equity in net income of affiliated companies, net of tax, royalties paid by equity affiliates and Net income attributable to noncontrolling interests, net of tax, but exclude Interest expense, foreign currency transaction gains and losses, interest income, dividend income, unearned revenue, the effects of LIFO accounting for inventory as stated above, and unallocated general and corporate costs. Segment assets exclude cash, short-term investments, cost investments, income taxes receivable, deferred taxes and headquarters’ assets, which are included in unallocated and other. Expenditures for additions to long-lived assets include total equity and other investments (including available-for-sale securities), property, plant and equipment, intangible assets and assets held for rent.

Core Segment

Rubber Blacks products are used in tires and industrial products. Rubber blacks have traditionally been used in the tire industry as a rubber reinforcing agent and are also used as a performance additive. In industrial products such as hoses, belts, extruded profiles and molded goods, rubber blacks are used to improve the physical performance of the product.

Performance Segment

The Performance Segment is comprised of two product lines: specialty grades of carbon black and masterbatch products (referred to together as “Performance Products”); and fumed silica, fumed alumina and dispersions thereof (referred to together as “Fumed Metal Oxides”). The net sales from each of these businesses for fiscal 2011, 2010 and 2009 are as follows:

	Years Ended September 30
	2011	2010	2009
	(Dollars in millions)
Performance Products Business	$626	$531	$410
Fumed Metal Oxides Business	254	252	210

Total Performance Segment	$880	$783	$620

In each product line, the business designs, manufactures and sells materials that deliver performance in a broad range of customer applications across the automotive, construction and infrastructure, and electronics and consumer products sectors.

Cabot’s specialty grades of carbon black are used to impart color, provide rheology control, enhance conductivity and static charge control, provide UV protection, enhance mechanical properties, and provide chemical flexibility through surface treatment. These products are used in a wide variety of applications, such as inks, coatings, cables, pipes, toners and electronics. In addition, Cabot manufactures and sources masterbatch products and compounds that are marketed to the plastics industry.

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

New Business Segment

The New Business Segment is comprised of the Inkjet Colorants, Aerogel, Cabot Superior MicroPowders (“CSMP”), and Cabot Elastomer Composites (“CEC”) Businesses. The net sales from each of these Businesses are as follows:

	Years Ended September 30
	2011	2010	2009
	(Dollars in millions)
Inkjet Colorants Business	$65	$57	$46
Aerogel Business	24	24	15
Cabot Superior MicroPowders Business	11	7	4
Cabot Elastomer Composites Business	17	17	5

Total New Business Segment	$117	$105	$70

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

The principal area of commercial focus for CSMP is in developing covert taggants for a broad range of anti-counterfeiting security applications, including brand security, currency, tax stamps, identification and fuel markers. Covert taggants are invisible, unique markers that are added to products to determine their authenticity through the use of custom detectors or readers. The Company’s taggants are manufactured using a proprietary process, which produces highly uniform materials with unique signatures.

In addition to the carbon black the Company makes using conventional carbon black manufacturing methods, it has developed elastomer composite products that are compounds of natural latex rubber and carbon black made by a patented liquid phase process. The Company believes that these compounds improve abrasion/wear resistance, reduce fatigue and reduce rolling resistance compared to natural rubber/carbon black compounds made by conventional methods. The Company’s CEC products are targeted for tire, defense, mining, automotive, and aerospace applications.

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

Financial information by segment is as follows:

	Core Segment	Performance Segment	New Business Segment	Specialty Fluids Segment	Segment Total	Unallocated and Other(1), (3)	Consolidated Total
	(Dollars in millions)
Years Ended September 30
2011
Revenues from external customers(2)	1,952	880	117	69	3,018	84	3,102
Depreciation and amortization	80	37	11	3	131	8	139
Equity in earnings of affiliated companies	7	1	—	—	8	—	8
Income (loss) from continuing operations before taxes(3)	183	140	9	22	354	(151)	203
Assets(4)	1,509	661	90	101	2,361	780	3,141
Investment in equity-based affiliates	50	10	—	—	60	—	60
Total expenditures for additions to long-lived assets(5)	126	99	7	3	235	6	241
2010
Revenues from external customers(2)	1,660	783	105	81	2,629	87	2,716
Depreciation and amortization	74	35	10	2	121	16	137
Equity in earnings of affiliated companies	6	1	—	—	7	—	7
Income (loss) from continuing operations before taxes(3)	139	125	15	35	314	(148)	166
Assets(4)	1,277	544	93	95	2,009	877	2,886
Investment in equity-based affiliates	51	10	—	—	61	—	61
Total expenditures for additions to long-lived assets(5)	62	38	3	1	104	3	107
2009
Revenues from external customers(2)	1,283	620	70	64	2,037	71	2,108
Depreciation and amortization	99	46	11	2	158	6	164
Equity in earnings of affiliated companies	5	—	—	—	5	—	5
Income (loss) from continuing operations before taxes(3)	21	25	(3)	18	61	(160)	(99)
Assets(4)	1,215	507	93	78	1,893	783	2,676
Investment in equity-based affiliates	56	4	—	—	60	—	60
Total expenditures for additions to long-lived assets(5)	72	32	4	1	109	1	110

(1)

Unallocated and other includes certain items and eliminations that are not allocated to the operating segments. Management does not consider these items necessary for an understanding of the operating results of these segments and such amounts are excluded in the segment reporting to the Chief Operating Decision Maker.

(2)	Unallocated and other reflects royalties paid by equity affiliates, external shipping and handling fees, and the impact of the corporate adjustment for unearned revenue.

	Years Ended September 30
	2011	2010	2009
	(Dollars in millions)
Royalties received from equity affiliates and other operating revenues	$(2)	$7	$6
Shipping and handling fees	86	80	65

Total	$84	$87	$71

(3)	Income (loss) from continuing operations before taxes for Unallocated and Other includes:

	Years Ended September 30
	2011	2010	2009
	(Dollars in millions)
Interest expense	$(39)	$(40)	$(30)
Certain items(a)	(19)	(53)	(92)
Equity in net income of affiliated companies(b)	(8)	(7)	(5)
Unallocated corporate costs(c)	(53)	(48)	(36)
General unallocated (expense) income(d)	(32)	—	3

Total	$(151)	$(148)	$(160)

(a)

Certain items are items that management does not consider to be representative of segment results and they are, therefore, excluded from segment EBIT. Certain items for fiscal 2011 primarily include charges for global restructuring activities discussed in Note P. Certain items for fiscal 2010 include $46 million related to global restructuring activities, $3 million for environmental reserves and legal settlements, $2 million long-lived asset impairment of land related to a former carbon black site, and a $2 million addition in the reserve for respirator claims. For fiscal 2009, certain items include charges of $87 million for the Company’s global restructuring activities, $4 million for executive transition costs, and $1 million for the write-down of impaired investments.

(b)	Equity in net income of affiliated companies is included in segment EBIT and is removed from Unallocated and other to reconcile to income (loss) from operations before taxes.
(c)	Unallocated corporate costs are not controlled by the segments and primarily benefit corporate interests.
(d)

General unallocated (expense) income consists of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, the impact of accounting for certain inventory on a LIFO basis, and the profit or loss related to the corporate adjustment for unearned revenue. Additionally, for fiscal 2011, this amount included a $3 million charge related to a change in the net worth tax regulations in Colombia, and $3 million related to a portion of the benefit from a legal judgment.

(4)	Unallocated and Other assets includes cash, marketable securities, cost investments, income taxes receivable, deferred taxes, headquarters’ assets, and Current and Non-current assets held for sale.
(5)	Expenditures for additions to long-lived assets include total equity and other investments, property, plant and equipment, intangible assets and assets held for rent.

Geographic Information

Sales are attributed to the United States and to all foreign countries based on the location from which the sale originated. Revenues from external customers and long-lived assets attributable to an individual country, other than the United States and China, were not material for disclosure.

Revenues from external customers and long-lived asset information by geographic area are summarized as follows:

	United States	China	Other Foreign Countries	Consolidated Total
	(Dollars in millions)
Years Ended September 30,
2011
Revenues from external customers	$589	$554	$1,959	$3,102
Long-lived assets(1)	$240	$280	$650	$1,170

2010
Revenues from external customers	$546	$458	$1,712	$2,716
Long-lived assets(1)	$233	$210	$640	$1,083

2009
Revenues from external customers	$332	$281	$1,495	$2,108
Long-lived assets(1)	$320	$201	$593	$1,114

(1)	Long-lived assets include total equity and other investments, net property, plant and equipment, net intangible assets and assets held for rent.

Note W. Unaudited Quarterly Financial Information

Unaudited financial results by quarter for fiscal 2011 and 2010 are summarized below.

	Quarter Ended
	December	March	June	September	Year
	(Dollars in millions, except per share amounts and ratios)
Fiscal 2011
Consolidated Net Income
Net sales and other operating revenues	$694	$739	$836	$833	$3,102

Gross profit	131	134	152	141	558
Selling and administrative expenses	63	62	61	63	249
Research and technical expenses	15	18	16	17	66

Income from operations	53	54	75	61	243
Net interest expense and other charges	(7)	(6)	(13)	(14)	(40)

Income from continuing operations before taxes	46	48	62	47	203
Benefit (provision) for income taxes	15	(9)	(10)	(2)	(6)
Equity in earnings of affiliated companies	3	1	2	2	8
Income from discontinued operations, net of tax	16	16	13	8	53

Net income	80	56	67	55	258
Net income attributable to noncontrolling interests, net of tax	5	5	7	5	22

Net income attributable to Cabot Corporation	$75	$51	$60	$50	$236

Income per share - diluted:
Income from continuing operations	$0.88	$0.52	$0.73	$0.64	$2.77
Income from discontinued operations	0.25	0.24	0.19	0.12	0.80

Net income attributable to Cabot Corporation	$1.13	$0.76	$0.92	$0.76	$3.57

	Quarter Ended
	December	March	June	September	Year
	(Dollars in millions, except per share amounts and ratios)
Fiscal 2010
Consolidated Net Income
Net sales and other operating revenues	$634	$676	$706	$700	$2,716

Gross profit	126	131	136	117	510
Selling and administrative expenses	67	58	62	54	241
Research and technical expenses	17	18	14	16	65

Income from operations	42	55	60	47	204
Net interest expense and other charges	(9)	(15)	(6)	(8)	(38)

Income from continuing operations before taxes	33	40	54	39	166
Benefit (provision) for income taxes	(8)	3	(14)	(11)	(30)
Equity in earnings of affiliated companies	3	1	1	2	7
Income from discontinued operations, net of tax	6	3	10	7	26

Net income	34	47	51	37	169
Net income attributable to noncontrolling interests, net of tax	5	4	4	2	15

Net income attributable to Cabot Corporation	$29	$43	$47	$35	$154

Income per share - diluted:
Income from continuing operations	$0.36	$0.59	$0.57	$0.42	$1.94
Income from discontinued operations	0.08	0.06	0.15	0.12	0.41

Net income attributable to Cabot Corporation	$0.44	$0.65	$0.72	$0.54	$2.35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cabot Corporation

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Cabot Corporation and subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended September 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cabot Corporation and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 29, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cabot Corporation

Boston, Massachusetts

We have audited the internal control over financial reporting of Cabot Corporation and subsidiaries (the “Company”) as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2011 of the Company and our report dated November 29, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 29, 2011

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Cabot carried out an evaluation, under the supervision and with the participation of its management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2011. Based on that evaluation, Cabot’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Cabot’s management assessed the effectiveness of Cabot’s internal control over financial reporting as of September 30, 2011 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, Cabot’s management concluded that Cabot’s internal control over financial reporting was effective as of September 30, 2011.

Cabot’s internal control over financial reporting as of September 30, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report above.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The other information required by this item will be included in our Proxy Statement for the 2012 Annual Meeting of Stockholders (“Proxy Statement”) and is herein incorporated by reference.

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

Exhibit Number	Description

3(a)	Restated Certificate of Incorporation of Cabot Corporation effective January 9, 2009 (incorporated herein by reference to Exhibit 3.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

3(b)†	The By-laws of Cabot Corporation as amended September 9, 2011.

4(a)(i)	Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4 of Amendment No. 1 to Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-18883, filed with the SEC on December 10, 1987).

4(a)(ii)	First Supplemental Indenture, dated as of June 17, 1992, to the Indenture (incorporated herein by reference to Exhibit 4.3 of Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-48686, filed with the SEC on June 18, 1992).

4(a)(iii)	Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, file reference 1-5667, filed with the SEC on February 14, 1997).

4(a)(iv)	Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K, dated November 20, 1998, file reference 1-5667, filed with the SEC on November 20, 1998).

4(a)(v)	Indenture, dated as of September 21, 2009, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Registration Statement on Form S-3 ASR, Registration Statement No. 333-162021, filed with the SEC on September 21, 2009).

4(a)(vi)	First Supplemental Indenture, dated as of September 24, 2009, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K dated September 24, 2009, file reference 1-5667, filed with the SEC on September 24, 2009).

10(a) †	Credit Agreement, dated August 26, 2011, among Cabot Corporation, JPMorgan Chase Bank, N.A., JP Morgan Securities LLC, Citigroup Global Markets Inc., Citibank, N.A., Bank of America, N.A., and Mizuho Corporate Bank, Ltd., and the other lenders party thereto.

10(b)(i)*	2009 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2009 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 28, 2009).

Exhibit Number	Description

10(b)(ii)*	Non-Employee Directors’ Stock Compensation Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(b)(iii)*	Cabot Corporation Short-Term Incentive Compensation Plan (incorporated herein by reference to Appendix A of Cabot’s Proxy Statement on Schedule 14A relating to the 2011 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 28, 2011).

10(b)(iv)*	2006 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(c)	Note Purchase Agreement between John Hancock Mutual Life Insurance Company, State Street Bank and Trust Company, as trustee for the Cabot Corporation Employee Stock Ownership Plan, and Cabot Corporation, dated as of November 15, 1988 (incorporated by reference to Exhibit 10(c) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1988, file reference 1-5667, filed with the SEC on December 29, 1988).

10(d)(i)*	Cabot Corporation Amended and Restated Supplemental Cash Balance Plan dated December 31, 2008 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(d)(ii)*	Cabot Corporation Amended and Restated Supplemental Retirement Savings Plan dated December 31, 2008 (incorporated by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(d)(iii)*	Cabot Corporation Deferred Compensation Plan dated January 1, 1995 (incorporated herein by reference to Exhibit 10(e)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the SEC on December 29, 1995).

10(d)(iv)*	Amendment 1997-I to Cabot Corporation Deferred Compensation Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1997, file reference 1-5667, filed with the SEC on December 24, 1997).

10(d)(v)*	Cabot Corporation Amended and Restated Deferred Compensation Plan dated July 13, 2007 (incorporated herein by reference to Exhibit 10(d)(viii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2007, file reference 1-5667, filed with the SEC on November 29, 2007).

10(d)(vi)*	Amendment No. 1 to Cabot Corporation Amended and Restated Deferred Compensation Plan dated November 9, 2007 (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).

10(d)(vii)*	Non-Employee Directors’ Stock Deferral Plan dated July 14, 2006 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, file reference 1-5667, filed with the SEC on August 9, 2006).

10(d)(viii)*	Amendment No. 1 to Cabot Corporation Non-Employee Directors’ Stock Deferral Plan dated November 9, 2007 (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).

Exhibit Number	Description

10(d)(ix)*	Amendment No. 2 to Cabot Corporation Amended and Restated Deferred Compensation Plan dated December 31, 2008 (incorporated herein by reference to Exhibit 10.5 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(e)*	Summary of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, file reference 1-5667, filed with the SEC on August 9, 2010).

10(f)	Asset Transfer Agreement, dated as of June 13, 1995, among Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation, Cabot Safety Holdings Corporation and Cabot Safety Acquisition Corporation (incorporated herein by reference to Exhibit 2(a) of Cabot Corporation’s Current Report on Form 8-K dated July 11, 1995, file reference 1-5667, filed with the SEC on July 26, 1995).

10(g)(i)*	Cabot Corporation Senior Management Severance Protection Plan, effective January 9, 1998 (incorporated herein by reference to Exhibit 10(a) of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, file reference 1-5667, filed with the SEC on February 17, 1998).

10(g)(ii)*	Amendment to Cabot Corporation Senior Management Severance Protection Plan, effective January 12, 2007 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, file reference 1-5667, filed with the SEC on February 9, 2007).

10(g)(iii)*	Amendment to Cabot Corporation Senior Management Severance Protection Plan dated December 31, 2008 (incorporated herein by reference to Exhibit 10.3 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(h)	Fiscal Agency Agreement dated as of September 24, 2003 among Cabot Finance B.V., Cabot Corporation, and U.S. Bank Trust National Association (incorporated herein by reference to Exhibit 10(l) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).

10(i)†	Sale and Purchase Agreement dated August 24, 2011 by and among Cabot Corporation, GAM International Pty Ltd and Global Advanced Metals Pty Ltd.

10(j)*	Terms of Employment for David Miller effective September 14, 2009 (incorporated herein by reference to Exhibit 10(k) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2009, file reference 1-5667, filed with the SEC on November 30, 2009).

10(k)(i)*	Form of Restricted Stock Unit Award Certificate under the Cabot Corporation 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, file reference 1-5667, filed with the SEC on February 9, 2010).

10(k)(ii)*	Form of Non-Qualified Stock Option Award Agreement under the Cabot Corporation 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, file reference 1-5667, filed with the SEC on February 9, 2010).

Exhibit Number	Description

21†	Subsidiaries of Cabot Corporation.

23(i)†	Consent of Deloitte & Touche LLP.

31(i)†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31(ii)†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS†††	XBRL Instance Document.

101.SCH†††	XBRL Taxonomy Extension Schema Document.

101.CAL†††	XBRL Taxonomy Calculation Linkbase Document.

101.DEF†††	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†††	XBRL Taxonomy Label Linkbase Document.

101.PRE†††	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.
†††	Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

(c)	Schedules. The Schedules have been omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABOT CORPORATION

BY:	/S/ PATRICK M. PREVOST
Patrick M. Prevost
President and Chief Executive Officer

Date: November 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ PATRICK M. PREVOST Patrick M. Prevost	Director, President and Chief Executive Officer	November 29, 2011

/S/ EDUARDO E. CORDEIRO Eduardo E. Cordeiro	Executive Vice President and Chief Financial Officer (principal financial officer)	November 29, 2011

/S/ JAMES P. KELLY James P. Kelly	Vice President and Controller (principal accounting officer)	November 29, 2011

/S/ JOHN F. O’BRIEN John F. O’Brien	Director, Non-Executive Chairman of the Board	November 29, 2011

/S/ JOHN S. CLARKESON John S. Clarkeson	Director	November 29, 2011

/S/ JUAN ENRIQUEZ-CABOT Juan Enriquez-Cabot	Director	November 29, 2011

/S/ GAUTAM S. KAJI Gautam S. Kaji	Director	November 29, 2011

/S/ RODERICK C.G. MACLEOD Roderick C.G MacLeod	Director	November 29, 2011

/S/ HENRY F. MCCANCE Henry F. McCance	Director	November 29, 2011

/S/ JOHN K. MCGILLICUDDY John K. McGillicuddy	Director	November 29, 2011

/S/ RONALDO H. SCHMITZ Ronaldo H. Schmitz	Director	November 29, 2011

/S/ SUE H. RATAJ Sue H. Rataj	Director	November 29, 2011

Signatures	Title	Date

/S/ LYDIA W. THOMAS Lydia W. Thomas	Director	November 29, 2011

/S/ MARK S. WRIGHTON Mark S. Wrighton	Director	November 29, 2011

EXHIBIT INDEX

Exhibit Number	Description
3(a)	Restated Certificate of Incorporation of Cabot Corporation effective January 9, 2009 (incorporated herein by reference to Exhibit 3.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

3(b)†	The By-laws of Cabot Corporation as amended September 9, 2011.

4(a)(i)	Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4 of Amendment No. 1 to Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-18883, filed with the SEC on December 10, 1987).

4(a)(ii)	First Supplemental Indenture, dated as of June 17, 1992, to the Indenture (incorporated herein by reference to Exhibit 4.3 of Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-48686, filed with the SEC on June 18, 1992).

4(a)(iii)	Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, file reference 1-5667, filed with the SEC on February 14, 1997).

4(a)(iv)	Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K, dated November 20, 1998, file reference 1-5667, filed with the SEC on November 20, 1998).

4(a)(v)	Indenture, dated as of September 21, 2009, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Registration Statement on Form S-3 ASR, Registration Statement No. 333-162021, filed with the SEC on September 21, 2009).

4(a)(vi)	First Supplemental Indenture, dated as of September 24, 2009, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K dated September 24, 2009, file reference 1-5667, filed with the SEC on September 24, 2009).

10(a)†	Credit Agreement, dated August 26, 2011, among Cabot Corporation, JPMorgan Chase Bank, N.A., JP Morgan Securities LLC, Citigroup Global Markets Inc., Citibank, N.A., Bank of America, N.A., and Mizuho Corporate Bank, Ltd., and the other lenders party thereto.

10(b)(i)*	2009 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2009 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 28, 2009).

10(b)(ii)*	Non-Employee Directors’ Stock Compensation Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(b)(iii)*	Cabot Corporation Short-Term Incentive Compensation Plan (incorporated herein by reference to Appendix A of Cabot’s Proxy Statement on Schedule 14A relating to the 2011 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 28, 2011).

10(b)(iv)*	2006 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

Exhibit Number	Description
10(c)	Note Purchase Agreement between John Hancock Mutual Life Insurance Company, State Street Bank and Trust Company, as trustee for the Cabot Corporation Employee Stock Ownership Plan, and Cabot Corporation, dated as of November 15, 1988 (incorporated by reference to Exhibit 10(c) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1988, file reference 1-5667, filed with the SEC on December 29, 1988).

10(d)(i)*	Cabot Corporation Amended and Restated Supplemental Cash Balance Plan dated December 31, 2008 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(d)(ii)*	Cabot Corporation Amended and Restated Supplemental Retirement Savings Plan dated December 31, 2008 (incorporated by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(d)(iii)*	Cabot Corporation Deferred Compensation Plan dated January 1, 1995 (incorporated herein by reference to Exhibit 10(e)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the SEC on December 29, 1995).

10(d)(iv)*	Amendment 1997-I to Cabot Corporation Deferred Compensation Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1997, file reference 1-5667, filed with the SEC on December 24, 1997).

10(d)(v)*	Cabot Corporation Amended and Restated Deferred Compensation Plan dated July 13, 2007 (incorporated herein by reference to Exhibit 10(d)(viii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2007, file reference 1-5667, filed with the SEC on November 29, 2007).

10(d)(vi)*	Amendment No. 1 to Cabot Corporation Amended and Restated Deferred Compensation Plan dated November 9, 2007 (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).

10(d)(vii)*	Non-Employee Directors’ Stock Deferral Plan dated July 14, 2006 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, file reference 1-5667, filed with the SEC on August 9, 2006).

10(d)(viii)*	Amendment No. 1 to Cabot Corporation Non-Employee Directors’ Stock Deferral Plan dated November 9, 2007 (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).

10(d)(ix)*	Amendment No. 2 to Cabot Corporation Amended and Restated Deferred Compensation Plan dated December 31, 2008 (incorporated herein by reference to Exhibit 10.5 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(e)*	Summary of Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, file reference 1-5667, filed with the SEC on August 9, 2010).

10(f)	Asset Transfer Agreement, dated as of June 13, 1995, among Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation, Cabot Safety Holdings Corporation and Cabot Safety Acquisition Corporation (incorporated herein by reference to Exhibit 2(a) of Cabot Corporation’s Current Report on Form 8-K dated July 11, 1995, file reference 1-5667, filed with the SEC on July 26, 1995).

Exhibit Number	Description
10(g)(i)*	Cabot Corporation Senior Management Severance Protection Plan, effective January 9, 1998 (incorporated herein by reference to Exhibit 10(a) of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, file reference 1-5667, filed with the SEC on February 17, 1998).

10(g)(ii)*	Amendment to Cabot Corporation Senior Management Severance Protection Plan, effective January 12, 2007 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, file reference 1-5667, filed with the SEC on February 9, 2007).

10(g)(iii)*	Amendment to Cabot Corporation Senior Management Severance Protection Plan dated December 31, 2008 (incorporated herein by reference to Exhibit 10.3 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(h)	Fiscal Agency Agreement dated as of September 24, 2003 among Cabot Finance B.V., Cabot Corporation, and U.S. Bank Trust National Association (incorporated herein by reference to Exhibit 10(l) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).

10(i)†	Sale and Purchase Agreement dated August 24, 2011 by and among Cabot Corporation, GAM International Pty Ltd and Global Advanced Metals Pty Ltd.

10(j)*	Terms of Employment for David Miller effective September 14, 2009 (incorporated herein by reference to Exhibit 10(k) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2009, file reference 1-5667, filed with the SEC on November 30, 2009).

10(k)(i)*	Form of Restricted Stock Unit Award Certificate under the Cabot Corporation 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, file reference 1-5667, filed with the SEC on February 9, 2010).

10(k)(ii)*	Form of Non-Qualified Stock Option Award Agreement under the Cabot Corporation 2009 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, file reference 1-5667, filed with the SEC on February 9, 2010).

21†	Subsidiaries of Cabot Corporation.

23(i)†	Consent of Deloitte & Touche LLP.

31(i)†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31(ii)†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit Number	Description
101.INS†††	XBRL Instance Document.

101.SCH†††	XBRL Taxonomy Extension Schema Document.

101.CAL†††	XBRL Taxonomy Calculation Linkbase Document.

101.DEF†††	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†††	XBRL Taxonomy Label Linkbase Document.

101.PRE†††	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.
†††	Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.