Form 10-Q
period 2011-12-31
CABOT CORP
filed 2012-02-08
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

As of February 2, 2012 the Company had 63,054,706 shares of Common Stock, par value $1 per share, outstanding.

CABOT CORPORATION

Part I.    Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended December 31
	2011	2010
	(In millions, except per share amounts)
Net sales and other operating revenues	$762	$694
Cost of sales	619	563

Gross profit	143	131
Selling and administrative expenses	65	63
Research and technical expenses	17	15

Income from operations	61	53
Interest and dividend income	1	1
Interest expense	(10)	(10)
Other income	3	2

Income from continuing operations before income taxes and equity in net earnings of affiliated companies	55	46
(Provision) benefit for income taxes	(16)	15
Equity in net earnings of affiliated companies	1	3

Income from continuing operations	40	64
Income from discontinued operations, net of tax	11	16

Net income	51	80
Net income attributable to noncontrolling interests, net of tax	5	5

Net income attributable to Cabot Corporation	$46	$75

Weighted-average common shares outstanding, in millions:
Basic	63.5	64.4

Diluted	64.2	65.2

Income per common share:
Basic:
Income from continuing operations attributable to Cabot Corporation	$0.55	$0.89
Income from discontinued operations	0.17	0.25

Net income attributable to Cabot Corporation	$0.72	$1.14

Diluted:
Income from continuing operations attributable to Cabot Corporation	$0.55	$0.88
Income from discontinued operations	0.16	0.25

Net income attributable to Cabot Corporation	$0.71	$1.13

Dividends per common share	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	December 31, 2011	September 30, 2011
	(In millions)
Current assets:
Cash and cash equivalents	$188	$286
Accounts and notes receivable, net of reserve for doubtful accounts of $4 and $4	663	659
Inventories:
Raw materials	110	120
Work in process	2	3
Finished goods	262	233
Other	39	37

Inventories	413	393
Prepaid expenses and other current assets	68	76
Deferred income taxes	34	35
Current assets held for sale	120	106

Total current assets	1,486	1,555

Property, plant and equipment	2,979	2,967
Accumulated depreciation and amortization	(1,928)	(1,931)

Net property, plant and equipment	1,051	1,036

Goodwill	39	40
Equity affiliates	60	60
Assets held for rent	51	46
Deferred income taxes	257	261
Other assets	103	104
Noncurrent assets held for sale	39	39

Total assets	$3,086	$3,141

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	December 31, 2011	September 30, 2011
	(In millions, except share and per share amounts)
Current liabilities:
Notes payable to banks	$83	$86
Accounts payable and accrued liabilities	421	461
Income taxes payable	30	34
Deferred income taxes	5	6
Current portion of long-term debt	52	57
Current liabilities held for sale	13	12

Total current liabilities	604	656

Long-term debt	551	556
Deferred income taxes	9	8
Other liabilities	294	299
Noncurrent liabilities held for sale	6	6
Commitments and contingencies (Note E)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Issued and Outstanding : None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 63,289,605 and 63,894,443 shares
Outstanding: 63,008,453 and 63,860,777 shares	63	64
Less cost of 281,152 and 33,666 shares of common treasury stock	(9)	(1)
Additional paid-in capital	4	18
Retained earnings	1,348	1,314
Deferred employee benefits	(12)	(14)
Accumulated other comprehensive income	92	106

Total Cabot Corporation stockholders’ equity	1,486	1,487
Noncontrolling interests	136	129

Total stockholders’ equity	1,622	1,616

Total liabilities and stockholders’ equity	$3,086	$3,141

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended December 31
	2011	2010
	(In millions)
Cash Flows from Operating Activities:
Net income	$51	$80
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	36	35
Deferred tax provision (benefit)	7	(22)
Loss on sale of property, plant and equipment	1	—
Equity in net earnings of affiliated companies	(1)	(3)
Non-cash compensation	5	5
Other non-cash charges, net	(1)	—
Changes in assets and liabilities:
Accounts and notes receivable	(12)	6
Inventories	(46)	(6)
Prepaid expenses and other current assets	9	(6)
Accounts payable and accrued liabilities	(32)	(46)
Income taxes payable	(3)	(4)
Other liabilities	6	—
Cash dividends received from equity affiliates	1	2
Other	(1)	(1)

Cash provided by operating activities	20	40

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(61)	(31)
Decrease (increase) in assets held for rent	(4)	1

Cash used in investing activities	(65)	(30)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	19	11
Repayments under financing arrangements	(3)	(13)
Proceeds from long-term debt, net of issuance costs	1	—
Repayments of long-term debt	(10)	(1)
(Decrease) increase in notes payable to banks, net	(19)	4
Proceeds from cash contributions received from noncontrolling interest stockholders	4	—
Purchases of common stock	(30)	—
Proceeds from sales of common stock	1	1
Cash dividends paid to common stockholders	(12)	(12)
Proceeds from restricted stock loan repayments	1	—

Cash used in financing activities	(48)	(10)

Effect of exchange rate changes on cash	(5)	1

(Decrease) increase in cash and cash equivalents	(98)	1
Cash and cash equivalents at beginning of period	286	387

Cash and cash equivalents at end of period	$188	$388

The accompanying notes are an integral part of these consolidated financial statements

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Three Months Ended December 31, 2010

(In millions, except shares in thousands)

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Accumulated Other Comprehensive Income	Cabot Corporation Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity	Comprehensive Income
	Shares	Cost
Balance at September 30, 2010	65,370	$63	$46	$1,125	$(20)	$88	$1,302	$115	$1,417
Net income attributable to Cabot Corporation				75						$75

Foreign currency translation adjustment, net of tax						8				8

Total other comprehensive income										$8

Comprehensive income attributable to Cabot Corporation							83			$83

Net income attributable to noncontrolling interests, net of tax								5		5

Comprehensive income attributable to noncontrolling interests										$5

Comprehensive income									88	$88

Noncontrolling interest - dividends								(1)	(1)
Cash dividends paid to common stockholders				(12)			(12)		(12)
Issuance of stock under employee compensation plans, net of forfeitures	62	—	2				2		2
Amortization of share-based compensation			4				4		4
Purchase and retirement of common and treasury stock	(23)	—	—				—		—
Principal payment by Employee Stock
Ownership Plan under guaranteed loan					2		2		2

Balance at December 31, 2010	65,409	$63	$52	$1,188	$(18)	$96	$1,381	$119	$1,500

The accompanying notes are an integral part of these consolidated financial statements

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Three Months Ended December 31, 2011

(In millions, except shares in thousands)

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Accumulated Other Comprehensive Income	Cabot Corporation Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity	Comprehensive Income
	Shares	Cost
Balance at September 30, 2011	63,861	$63	$18	$1,314	$(14)	$106	$1,487	$129	$1,616
Net income attributable to Cabot Corporation				46						$46

Foreign currency translation adjustment, net of tax						(13)				(13)
Change in employee benefit plans, net of tax						(1)				(1)

Total other comprehensive income										$(14)

Comprehensive income attributable to Cabot Corporation							32			$32

Net income attributable to noncontrolling interests, net of tax								5		5
Noncontrolling interests - foreign currency translation adjustment								(2)		(2)

Comprehensive income attributable to noncontrolling interests										$3

Comprehensive income									35	$35

Contribution from noncontrolling interests								4	4
Cash dividends paid to common stockholders				(12)			(12)		(12)
Issuance of stock under employee compensation plans, net of forfeitures	87	—	2				2		2
Amortization of share-based compensation			4				4		4
Purchase and retirement of common stock	(690)	(1)	(21)				(22)		(22)
Purchase of treasury stock	(250)	(8)					(8)		(8)
Principal payment by Employee Stock Ownership Plan under guaranteed loan					2		2		2
Notes receivable for restricted stock - payments			1				1		1

Balance at December 31, 2011	63,008	$54	$4	$1,348	$(12)	$92	$1,486	$136	$1,622

The accompanying notes are an integral part of these consolidated financial statements

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (“2011 10-K”).

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 2011 and 2010. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

In August 2011, the Company entered into an agreement to sell its Supermetals Business. The sale was completed in January 2012. Applicable assets and liabilities of the business have been classified as held for sale in the Consolidated Balance Sheets as of December 31, 2011 and 2010. The Consolidated Statements of Operations for all periods presented have been recast to reflect the presentation of discontinued operations. Unless otherwise indicated, all disclosures and amounts in the Notes to the Consolidated Financial Statements relate to the Company’s continuing operations.

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

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments:

	Three Months Ended
	December 31
	2011	2010

Core Segment	67%	65%
Performance Segment	28%	28%
New Business Segment	3%	4%
Specialty Fluids Segment	2%	3%

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

December 31, 2011

UNAUDITED

Revenue in the New Business Segment is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Depending on the nature of the contract with the customer, a portion of the segment’s revenue may be recognized using proportional performance.

The majority of the revenue in the Specialty Fluids Segment arises from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. On occasion, the Company also generates revenues from cesium formate outside of a rental process and revenue is recognized upon delivery of the fluid.

Cabot maintains allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the first quarter of fiscal 2012 and 2011 were immaterial. There is no off-balance sheet credit exposure related to customer receivable balances.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

UNAUDITED

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $53 million higher as of both December 31, 2011 and September 30, 2011. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method.

Cabot reviews inventory for both potential obsolescence and potential declines in anticipated selling prices. In this review, the Company makes assumptions about the future demand for and market value of the inventory, and based on these assumptions estimates the amount of any obsolete, unmarketable, slow moving or overvalued inventory. Cabot writes down the value of these inventories by an amount equal to the difference between the cost of the inventory and its estimated market value. There were no significant write-downs in either the three months ended December 31, 2011 or 2010.

Note C. Discontinued Operations

In August 2011, the Company entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with Global Advanced Metals Pty Ltd., an Australian company (“GAM”), for the sale of substantially all of the assets of the Company’s Supermetals Business.

The results of the Supermetals Business are reported as Income from discontinued operations, net of tax, in the Consolidated Statements of Operations and have been excluded from segment results presented in Note M. The assets and liabilities associated with the Supermetals Business are presented as Assets held for sale and Liabilities held for sale in the Consolidated Balance Sheets. All previously reported financial information has been recast to conform to the current presentation. In addition, for the three-months ended December 31, 2010, Income from discontinued operations, net of tax also includes the benefit of $1 million associated with a separate business divested in a prior years.

The following table summarizes the results from discontinued operations during the three months ended December 31, 2011 and 2010:

	Three Months Ended December 31
	2011	2010
	(Dollars in millions)
Net sales and other operating revenues	$38	$59

Income from operations before income taxes	18	24
Provision for income taxes	(7)	(8)

Income from discontinued operations, net of tax	$11	$16

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

UNAUDITED

The following table summarizes the assets and liabilities held for sale in the Company’s Consolidated Balance Sheets:

	December 31,	September 30,
	2011	2011
	(Dollars in millions)
Assets
Accounts and notes receivable, net of reserve for doubtful accounts	$38	$41
Inventories	82	64
Prepaid expenses and other current assets	—	1

Total Current assets held for sale	$120	$106

Net property, plant and equipment	$39	$39
Other assets	—	—

Total Noncurrent assets held for sale	$39	$39

Liabilities
Accounts payable and accrued liabilities	$13	$12

Total Current liabilities held for sale	$13	$12

Other liabilities	$6	$6

Total Noncurrent liabilities held for sale	$6	$6

In January 2012, the Company completed the sale of its Supermetals Business pursuant to the Purchase Agreement. The total minimum consideration from the sale was approximately $450 million, including cash consideration of $175 million received on the closing date. In addition, the Company (i) received two-year promissory notes, which may be pre-paid by GAM at any time prior to maturity, for total aggregate payments of $215 million (consisting of principal, imputed interest and a prepayment penalty, if applicable), secured by liens on the property and assets of the acquired business and guaranteed by the GAM corporate group and (ii) will receive quarterly cash payments in each calendar quarter that the promissory notes are outstanding in an amount equal to 50% of cumulative annual adjusted EBITDA of the acquired business for the relevant calendar quarter. Regardless of the adjusted EBITDA generated, a minimum payment of $11.5 million is guaranteed in the first year following the closing of the transaction pursuant to one-year promissory notes. In connection with the transaction, the Company also sold to GAM its excess inventory for approximately $50 million. Payment for the excess inventory was made with a two-year promissory note, which is also secured by liens on the property and assets of the acquired business and guaranteed by the GAM corporate group.

In connection with the transaction, the parties entered into a tantalum ore supply agreement under which the Company will sell to GAM all of the tantalum ore mined at the Company’s mine in Manitoba, Canada for a three-year period commencing in 2013. The Company also entered into a transition services agreement for the Company to provide certain information technology applications and infrastructure and various administrative services to GAM for a period of six months from the closing date in exchange for one-time and monthly service fees. GAM has the option to terminate these transition services with notice at any time and may also elect to extend the services for up to three months. The future continuing cash flows from the disposed business to Cabot resulting from the tantalum ore supply agreement and transition services agreement are not significant and do not constitute a material continuing financial interest in the Supermetals Business.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

UNAUDITED

Note D. Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended December 31
	2011		2010		2011		2010
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$1	$1	$1	$1	$—	$—	$—	$—
Interest cost	2	3	2	2	1	—	1	—
Expected return on plan assets	(2)	(3)	(2)	(3)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	—	(1)	—
Amortization of actuarial loss	—	1	—	1	—	—	—	—
Curtailment income	—	—	—	(1)	—	—	—	—

Net periodic benefit cost	$1	$2	$1	$—	$—	$—	$—	$—

Note E. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials and natural gas. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at December 31, 2011.

	Payments Due by Fiscal Year
	Remainder of fiscal 2012	2013	2014	2015	2016	Thereafter	Total
	(Dollars in millions)
Core Segment	$300	$274	$250	$246	$219	$2,804	$4,093
Performance Segment	18	34	31	31	30	279	423
New Business Segment	1	1	—	—	—	—	2
Specialty Fluids Segment	1	—	—	—	—	—	1

Total	$320	$309	$281	$277	$249	$3,083	$4,519

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

December 31, 2011

UNAUDITED

Contingencies

Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Matters

As of both December 31, 2011 and September 30, 2011, Cabot had $6 million, on a discounted and undiscounted basis, reserved for environmental matters primarily related to divested businesses. These amounts represent Cabot’s best estimates of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Cash payments related to these environmental matters were less than $1 million in each of the first three months of fiscal 2012 and 2011.

In June 2009, Cabot received an information request from the United States Environmental Protection Agency (“EPA”) regarding Cabot’s carbon black manufacturing facility in Pampa, Texas. The information request relates to the Pampa facility’s compliance with certain regulatory and permitting requirements under the Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. EPA has indicated that this information request is part of an EPA national initiative focused on the U.S. carbon black manufacturing sector. Cabot responded to EPA’s information request in August 2009 and is in discussions with EPA. Based upon the Company’s discussions with EPA and how EPA has handled similar NSR initiatives with other industrial sectors, it is anticipated that EPA will seek to require Cabot to employ additional technology control devices or approaches with respect to emissions at certain U.S. facilities and seek a civil penalty from Cabot. The costs of such additional technology control devices would likely be capital in nature and would likely impact the Consolidated Statement of Operations over the depreciable lives of the associated assets.

Other Matters

Respirator Liabilities

Cabot has exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. As more fully described in the 2011 10-K, the Company’s respirator liabilities involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are alleged to have been negligently designed or labeled.

As of both December 31, 2011 and September 30, 2011, there were approximately 42,000 claimants in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2062. At December 31, 2011 and September 30, 2011, the reserve was $10 million and $11 million, respectively, on a discounted basis ($16 million on an undiscounted basis at both December 31, 2011 and September 30, 2011). Cash payments related to this liability were less than $1 million and $1 million in the first quarter of fiscal 2012 and 2011, respectively.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

UNAUDITED

Note F. Income Tax Uncertainties

As of December 31, 2011, the total amount of unrecognized tax benefits was $65 million, of which $39 million was recorded in the Company’s Consolidated Balance Sheet and $26 million, principally related to certain net operating loss carryforwards, was not recorded. In addition, accruals of $3 million and $14 million have been recorded for penalties and interest, respectively, as of December 31, 2011.

If the unrecognized tax benefits of $65 million were recognized at a given point in time, there would be approximately a $55 million favorable impact on the Company’s tax provision.

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

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2011 tax years generally remain subject to examination by the IRS and various tax years from 2004 through 2011 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2001 through 2011 remain subject to examination by their respective tax authorities. Cabot’s significant non-U.S. jurisdictions include Australia, Canada, China, France, Germany, Italy, Japan, Malaysia, the Netherlands, and the United Kingdom.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

UNAUDITED

Note G. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Three Months Ended December 31
	2011	2010
	(In millions, except per share amounts)
Basic EPS:
Net income attributable to Cabot Corporation	$46	$75
Less: Dividends and dividend equivalents to participating securities	—	—
Less: Undistributed earnings allocated to participating securities(1)	—	1

Earnings allocated to common shareholders (numerator)	$46	$74

Weighted average common shares and participating securities outstanding	64.1	65.6
Less: Participating securities(1)	0.6	1.2

Adjusted weighted average common shares (denominator)	63.5	64.4

Amounts per share - basic:
Income from continuing operations attributable to Cabot Corporation	$0.55	$0.89
Income from discontinued operations	0.17	0.25

Net income attributable to Cabot Corporation	$0.72	$1.14

Diluted EPS:
Earnings allocated to common shareholders	$46	$74
Plus: Earnings allocated to participating securities	—	1
Less: Adjusted earnings allocated to participating securities(2)	—	(1)

Income available to common shares (numerator)	$46	$74

Adjusted weighted average common shares outstanding	63.5	64.4
Effect of dilutive securities:
Common shares issuable(3)	0.7	0.8

Adjusted weighted average common shares (denominator)	64.2	65.2

Amounts per share - diluted:
Income from continuing operations attributable to Cabot Corporation	$0.55	$0.88
Income from discontinued operations	0.16	0.25

Net income attributable to Cabot Corporation	$0.71	$1.13

(1)

Participating securities consist of shares of unvested restricted stock, vested restricted stock awards held by employees in which Cabot has a security interest, and unvested time-based restricted stock units.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

UNAUDITED

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended December 31
	2011	2010
	( Dollars in millions)
Calculation of undistributed earnings:
Net income attributable to Cabot Corporation	$46	$75
Less: Dividends declared on common stock	12	12
Less: Dividends declared on participating securities	—	—

Undistributed earnings	$34	$63

Allocation of undistributed earnings:
Undistributed earnings allocated to common shareholders	$34	$62
Undistributed earnings allocated to participating shareholders	—	1

Undistributed earnings	$34	$63

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Supplemental Retirement Savings Plan; and (iii) assumed issuance of shares under outstanding performance-based stock unit awards issued under Cabot’s equity incentive plans. For the three months ended December 31, 2011 and 2010, 644,000 and 276,000 incremental shares of common stock, respectively, were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

UNAUDITED

Note H. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations as follows:

	Three Months Ended December 31
	2011	2010
	(Dollars in millions)
Cost of sales	$2	$3
Selling and administrative expenses	1	1

Total	$3	$4

Details of these restructuring activities and the related reserves were as follows:

	Severance and Employee Benefits	Asset Impairment and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at September 30, 2011	$9	$—	$2	$11
Charges	1	1	1	3
Costs charged against assets	—	(1)	—	(1)
Cash paid	(1)	—	(1)	(2)
Foreign currency translation adjustment	(1)	—	—	(1)

Reserve at December 31, 2011	$8	$—	$2	$10

Closure of Hong Kong, China Manufacturing Facility

In December 2011, the Company announced plans to close its Hong Kong thermoplastic concentrates plant on March 31, 2012 and to move these manufacturing operations to the Company’s facility in Tianjin, China, which opened in September 2011. The decision, which impacts 64 employees, was made to consolidate all of these operations in one plant that is closer to the Company’s customers in Asia, and to use fully the advanced process technologies available in Tianjin.

The Company expects the closure plan will result in a total pre-tax charge to earnings of approximately $10 million. Through December 31, 2011, the Company has charged approximately $1 million to earnings for this restructuring, comprised mainly of accelerated depreciation and severance charges.

Cumulative net cash outlays related to this plan are expected to be approximately $5 million comprised of approximately $3 million for severance, $2 million for post close operations and $1 million for site clearing and demolition, offset by $1 million of proceeds the Company expects to receive for the sale of land and other assets. Through December 31, 2011, Cabot has made no significant cash payments. The Company expects to make net cash payments of $3 million during the remainder of 2012 and $2 million thereafter.

As of December 31, 2011, Cabot has less than $1 million of accrued restructuring costs in the Consolidated Balance Sheet related to this site closure.

Closure of Grigno, Italy Manufacturing Facility and Other Activities

In February 2011, the Company closed its thermoplastic concentrates manufacturing facility in Grigno, Italy. This decision was made to align Cabot’s manufacturing capabilities with the market outlook and Cabot’s Performance Segment strategy. The closure, which affected 37 employees, has resulted in $6 million of charges to earnings and is comprised of $3 million for severance and employee benefits and $3 million for accelerated depreciation and asset impairments.

Through December 31, 2011, Cabot made $1 million of cash payments associated with this restructuring plan. The Company expects to make additional cash payments of $2 million during the remainder of fiscal 2012 and thereafter.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

UNAUDITED

As of December 31, 2011, Cabot has $2 million of accrued restructuring costs in the Consolidated Balance Sheet related to this site closure.

In addition, during fiscal 2011 Cabot recorded approximately $5 million of other severance-related restructuring charges at other locations. Cabot expects $4 million to be paid during the remainder of fiscal 2012 and $1 million to be paid in fiscal 2013 related to these activities.

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

The Company expects the closure plan will result in a total pre-tax charge to earnings of approximately $21 million. Through December 31, 2011, Cabot has recorded $20 million of charges associated with this restructuring, comprised of $7 million for severance and employee benefits, $10 million for accelerated depreciation and asset impairments, $1 million for demolition and site clearing costs and $3 million for other post-closing costs offset by a net gain on sales of non-manufacturing related assets of approximately $1 million. These amounts exclude any potential gain to be recognized on the sale of land and certain other manufacturing related assets.

Cumulative net cash outlays related to this plan are expected to be approximately $8 million. Through December 31, 2011, Cabot has made net cash payments of $7 million. The Company expects to make net cash payments of $1 million during the remainder of 2012. These amounts exclude any potential cash to be received on the sale of land and certain other manufacturing related assets.

As of December 31, 2011, Cabot has less than $1 million of accrued restructuring costs in the Consolidated Balance Sheet related to this site closure.

2009 Global Restructuring

In fiscal 2009, Cabot initiated its 2009 Global Restructuring Plan. Under this plan, the Company closed three manufacturing sites and implemented operating cost and workforce reductions across a variety of its other operations. In fiscal 2010, the Company consolidated several of its European administrative offices in a new European headquarters office in Switzerland.

The Company has recorded a cumulative pre-tax charge of $120 million related to this plan. The total amounts the Company has recorded for each major type of cost associated with the restructuring plan are: (i) severance and employee benefits of $54 million for approximately 400 employees, (ii) accelerated depreciation and impairment of facility assets of $45 million, net of gains associated with the sale of certain assets, (iii) demolition and site clearing costs of $6 million, and (iv) other post-closing costs of $15 million.

Net cash outlays related to these actions are expected to be approximately $70 million. Through December 31, 2011, Cabot has made net cash payments of $69 million. During the remainder of fiscal 2012 and thereafter, the Company expects to make severance and related payments totaling $3 million, partially offset by the expected proceeds from the sale of a former manufacturing site.

As of December 31, 2011, Cabot has $3 million of restructuring costs in accrued expenses in the Consolidated Balance Sheet related to this plan.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

UNAUDITED

Note I. Fair Value Measurements

The FASB authoritative guidance on fair value measurements defines fair value, provides a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements. The disclosures focus on the inputs used to measure fair value. The guidance establishes the following hierarchy for categorizing these inputs:

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

There were no transfers between Level 1 and Level 2, or transfers into or out of Level 3, during the first quarter of either fiscal 2012 or 2011.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and September 30, 2011. The derivatives presented in the table below are presented by derivative type, net of the legal right to offset derivative settlements by each counterparty:

	December 31, 2011	September 30, 2011
	Level 2 Inputs	Level 2 Inputs
	(Dollars in Millions)
Assets at fair value:
Guaranteed investment contract(1)	$14	$14
Derivatives relating to interest rates(2)	3	3

Total assets at fair value	$17	$17

Liabilities at fair value:
Derivatives relating to foreign currency(2)	$31	$41
Hedged long-term debt(3)	60	61

Total liabilities at fair value	$91	$102

(1)	Included in “Other assets” in the Consolidated Balance Sheets.
(2)	Included in “Prepaid expenses and other current assets”, “Other assets”, “Accounts payable and accrued liabilities” and “Other liabilities” in the Consolidated Balance Sheets.
(3)	Included in “Current portion of long-term debt” and “Long-term debt” in the Consolidated Balance Sheets.

There was no change to assets measured at fair value on a nonrecurring basis during either the three months ended December 31, 2011 or 2010.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

UNAUDITED

Note J. Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2011 and September 30, 2011 are as follows:

	December 31, 2011		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Assets:
Cash and cash equivalents	$188	$188	$286	$286
Accounts and notes receivable	663	663	659	659
Derivative instruments	1	1	1	1
Liabilities:
Notes payable to banks	83	83	86	86
Accounts payable and accrued liabilities	421	421	461	461
Long-term debt—fixed rate	578	624	585	633
Long-term debt—floating rate	9	9	15	15
Capital lease obligations	16	16	15	15
Derivative instruments	29	29	39	39

At December 31, 2011 and September 30, 2011, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable to banks approximated carrying values due to the short-term nature of these instruments. The estimated fair values of derivative instruments are valued as described in Note I. The fair value of Cabot’s fixed rate long-term debt and capital lease obligations are estimated based on comparable quoted market prices where available, or estimated using current interest rates at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt approximate their fair value.

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

By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot’s credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. The Company minimizes counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. As of December 31, 2011, the counterparties with which the Company has executed derivatives carried a Standard and Poor’s credit rating between A and AA-, inclusive. Cabot’s exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed at December 31, 2011 or September 30, 2011.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

UNAUDITED

Interest Rate Risk Management

Cabot’s objective is to maintain a certain fixed-to-floating interest rate mix on the Company’s debt portfolio. Cabot enters into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. The following table provides details of the derivatives held as of December 31, 2011 and September 30, 2011 to manage interest rate risk.

		Notional Amount		Hedge Designation
Description	Borrowing	December 31, 2011	September 30, 2011
Interest Rate Swap—Fixed to Variable	Eurobond (20% of $175 million)	USD 35 million	USD 35 million	Fair Value
Interest Rate Swap—Fixed to Variable	Medium Term Notes	USD 23 million	USD 23 million	Fair Value

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

UNAUDITED

In certain situations where the Company has forecasted purchases under a long-term commitment or forecasted sales denominated in a foreign currency, Cabot may enter into appropriate financial instruments in accordance with the Company’s risk management policy to hedge future cash flow exposures. The following table provides details of the derivatives held as of December 31, 2011 and September 30, 2011 to manage foreign currency risk.

		Notional Amount		Hedge Designation
Description	Borrowing	December 31, 2011	September 30, 2011
Cross Currency Swap	Eurobond (80% of $175 million)	USD 140 million swapped to EUR 124 million	USD 140 million swapped to EUR 124 million	No designation

Cross Currency Swap	Eurobond (20% of $175 million)	USD 35 million swapped to EUR 31 million	USD 35 million swapped to EUR 31 million	No designation

Forward Foreign Currency Contracts (1)	N/A	USD 211 million	USD 54 million	No designation

Forward Foreign Currency Contracts (2)	N/A	USD 11 million	USD 12 million	Cash Flow

(1)

Cabot’s forward foreign exchange contracts are denominated primarily in the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Euro, Japanese yen, and Malaysian ringgit. The increase in the notional balance of the forward foreign currency contracts relates to the forecast receipt of cash and notes receivable in Japan from the sale of the Company’s Supermetals Business.

(2)	Cabot’s forward foreign exchange contracts designated as cash flow hedges are denominated in Japanese yen.

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

In order to limit variability in cost to Cabot’s European operations, the Company purchased CERs and sold EUAs, which settle each December until 2012. The following table provides details of the derivatives held as of December 31, 2011 and September 30, 2011 to manage commodity risk.

	Net Buyer / Net Seller	Notional Amount		Hedge Designation
Description		December 31, 2011	September 30, 2011
CERs	Buyer	EUR 1 million	EUR 1 million	No designation

EUAs	Seller	EUR 1 million	EUR 1 million	No designation

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

UNAUDITED

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

As of December 31, 2011, there were no open derivatives designated as net investment hedges.

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

For both the three months ended December 31, 2011 and 2010, for derivatives designated as hedges, the change in unrealized gains in Accumulated other comprehensive income, the hedge ineffectiveness recognized in earnings and the losses reclassified from accumulated other comprehensive income to earnings were immaterial. During the three months ended December 31, 2011 and 2010, losses of $9 million and $5 million, respectively, were recognized in earnings as a result of the remeasurement to Euros of the $175 million bond issued by one of Cabot’s European subsidiaries. These losses, which were recognized in earnings through other income within the Consolidated Statement of Operations, were offset by gains of $8 million and $4 million, respectively, from Cabot’s cross currency swaps that are not designated as hedges, but which Cabot entered into to offset the foreign currency translation exposure on the debt. Additionally, during the three months ended December 31, 2011 and 2010, Cabot recognized in earnings through other income within the Consolidated Statement of Operations losses of less than $1 million and gains of $3 million, respectively, related to its foreign currency forward contracts, which were not designated as hedges.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

UNAUDITED

The following table provides the fair value and Consolidated Balance Sheet presentations of derivative instruments by each derivative type, without regard to the legal right to offset derivative settlement by each counterparty.

	Consolidated Balance Sheet Caption	December 31, 2011	September 30, 2011
		(Dollars in millions)
Fair Value of Derivative Instruments
Asset Derivatives
Derivatives designated as hedges
Interest rate(1)	Prepaid expenses and other current assets and Other liabilities	$3	$3

Total derivatives designated as hedges		$3	$3

Derivatives not designated as hedges
Foreign currency	Prepaid expenses and other current assets	$—	$1
Commodity contracts	Prepaid expenses and other current assets	1	1

Total derivatives not designated as hedges		$1	$2

Total Asset Derivatives		$4	$5

Liability Derivatives
Derivatives designated as hedges
Foreign currency	Accounts payable and accrued liabilities	$—	$1

Total derivatives designated as hedges		$—	$1

Derivatives not designated as hedges
Foreign currency(1)	Accounts payable and accrued liabilities, and Other liabilities	$31	$41
Commodity contracts	Prepaid expenses and other current assets	1	1

Total derivatives not designated as hedges		$32	$42

Total Liability Derivatives		$32	$43

(1)

Contracts of $2 million and $3 million presented on a gross basis in this table at December 31, 2011 and September 30, 2011, respectively, have the legal right to offset against other types of contracts with a common counterparty and, therefore, are presented on a net basis in noncurrent “Other liabilities” in the Consolidated Balance Sheet.

See Note I “Fair Value Measurements” for classification of derivatives by input level. The net after-tax amounts to be reclassified from accumulated other comprehensive income to earnings within the next 12 months are expected to be immaterial.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

UNAUDITED

Note L. Venezuela

Cabot owns 49% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of December 31, 2011, these subsidiaries carried the operating affiliate investment of $26 million and held 21 million bolivars ($5 million) in cash and dividends receivable.

Cabot determined, as of January 1, 2010, that the Venezuelan economy was highly inflationary. Accordingly, since the second quarter of fiscal 2010, Cabot has remeasured all transactions of the operating affiliate denominated in bolivars to U.S. dollars using the rate of 4.30 B/$ which continues to be the exchange rate in effect on December 31, 2011.

Given the uncertainties around the convertibility of the Venezuelan bolivar to the U.S. dollar and the ability of entities to actually repatriate U.S. dollars from Venezuela, the Company has endeavored, whenever possible, to repatriate the Company’s cash from its Venezuelan subsidiaries using available mechanisms. At the same time, management has closely monitored its investment in the operating affiliate in Venezuela to ensure that the investment continues to be recoverable. The Company still intends to convert substantially all bolivars held by its Venezuelan subsidiaries to U.S. dollars as soon as practical and continues to monitor for opportunities to convert its bolivars through Venezuelan government, or government-backed, bond offerings.

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

	Core Segment	Performance Segment	New Business Segment	Specialty Fluids Segment	Segment Total	Unallocated and Other	Consolidated Total
	(Dollars in millions)
Three Months Ended December 31
2011
Revenues from external customers(1)	489	205	25	14	733	29	762
Income (loss) from continuing operations before taxes(2)	55	21	—	5	81	(26)	55
2010
Revenues from external customers(1)	438	190	24	17	669	25	694
Income (loss) from continuing operations before taxes(2)	37	31	—	6	74	(28)	46

(1)

Unallocated and Other reflects royalties paid by equity affiliates, external shipping and handling fees, and other operating revenues, which includes the impact of the corporate adjustment for unearned revenue.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

UNAUDITED

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

	Three Months Ended December 31
	2011	2010
	(Dollars in millions)
Interest expense	$(10)	$(10)
Certain items(a)	(5)	(4)
Equity in net earnings of affiliated companies(b)	(1)	(3)
Unallocated corporate costs(c)	(14)	(12)
General unallocated income(d)	4	1

Total	$(26)	$(28)

(a)

Certain items are items that management does not consider to be representative of segment results and they are, therefore, excluded from segment EBIT. Certain items for the three months ended December 31, 2011 are primarily related to charges of $3 million of global restructuring charges as discussed in Note H and $2 million of environmental reserves and legal settlements. Certain items for the three months ended December 31, 2010 included charges of $4 million primarily related to global restructuring discussed in Note H.

(b)	Equity in net earnings of affiliated companies is included in segment EBIT and is removed from Unallocated and Other to reconcile to segment EBIT.
(c)	Unallocated corporate costs are not controlled by the segments and primarily benefit corporate interests.
(d)

General unallocated income consists of gain (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, the impact of accounting for certain inventory on a LIFO basis, and the profit or loss related to the corporate adjustment for unearned revenue.

The Performance Segment is comprised of two product lines: specialty grades of carbon black and masterbatch products (referred to together as “Performance Products”); and fumed silica, fumed alumina and dispersions thereof (referred to together as “Fumed Metal Oxides”). The net sales from each of these businesses for the three months ended December 31, 2011 and 2010 are as follows:

	Three Months Ended December 31
	2011	2010
	(Dollars in millions)
Performance Products Business	$151	$132
Fumed Metal Oxides Business	54	58

Total Performance Segment	$205	$190

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

UNAUDITED

The New Business Segment is comprised of the Inkjet Colorants, Aerogel, Cabot Superior MicroPowders, and Cabot Elastomer Composites Businesses. The net sales from each of these businesses for the three months ended December 31, 2011 and 2010 are as follows:

	Three Months Ended December 31
	2011	2010
	(Dollars in millions)
Inkjet Colorants Business	$15	$14
Aerogel Business	4	3
Cabot Superior MicroPowders Business	2	3
Cabot Elastomer Composites Business	4	4

Total New Business Segment	$25	$24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table shows the relative size of the revenue recognized in each of our reportable segments:

	Three Months Ended December 31
	2011	2010
Core Segment	67%	65%
Performance Segment	28%	28%
New Business Segment	3%	4%
Specialty Fluids Segment	2%	3%

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

The majority of the revenue in the Specialty Fluids Segment arises from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. On occasion we also generate revenues from the sale of cesium formate outside of a rental process and revenue is recognized upon delivery of the fluid.

We maintain allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the first quarter of fiscal 2012 and 2011 were immaterial. There is no off-balance sheet credit exposure related to customer receivable balances.

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

In accordance with our risk management strategy, we may enter into certain derivative instruments that may not be designated as hedges for accounting purposes. Although these derivatives are not designated as hedges, we believe that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. We record in earnings the gains or losses from changes in the fair value of derivative instruments that are not designated as hedges. Cash movements associated with these instruments are presented in the Consolidated Statement of Cash Flows as Cash Flows from Operating Activities because the derivatives are designed to mitigate risk on our cash flow from operations.

Assets and liabilities measured at fair value, including assets that are part of our defined benefit pension plans, are classified in the fair value hierarchy based on the inputs used for valuation. Assets that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued based on quoted prices for similar assets or liabilities in active markets, or standard pricing models using observable inputs are classified as Level 2. As of December 31, 2011, we have no assets or liabilities carried at fair value that are valued using unobservable inputs and, therefore, no assets or liabilities that are classified as Level 3. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to our total equity, as of December 31, 2011.

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

Inventory Valuation

The cost of most raw materials, work in process and finished goods inventories in the U.S. is determined by the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $53 million higher as of both December 31, 2011 and September 30, 2011. The cost of other U.S. and all non-U.S. inventories is determined using the average cost method or the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales. If, however, we were using a FIFO method, our purchases from earlier periods, which were at lower prices, would instead be the first charged to cost of sales. The opposite result could occur during a period of rapid decline in raw material costs.

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

Results of Operations

Definition of Terms

When discussing our income (loss) from operations, we use several terms. The following discussion of results includes information on our reportable segment sales and segment (or business) operating profit (loss) before interest and tax (“EBIT”). In calculating segment EBIT, we exclude certain items, meaning items that management does not consider to be representative of segment results. In addition, in calculating segment EBIT, we include Equity in net earnings of affiliated companies, net of tax, royalties paid by equity affiliates and Net income attributable to noncontrolling interests, net of tax, but exclude Interest expense, foreign currency transaction gains and losses, interest income, dividend income, unearned revenue, the effects of LIFO accounting for inventory, and unallocated general and corporate costs. Our Chief Operating Decision Maker uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. A reconciliation of segment EBIT to Income from continuing operations before income taxes and equity in net earnings of affiliated companies is set forth within this section.

The term “product mix” refers to the various types and grades, or mix, of products sold in a particular business or segment during the period, and the positive or negative impact of that mix on the revenue or profitability of the business or segment. The discussion under the heading “(Provision) benefit for income taxes” includes a discussion of our “operating tax rate”. In calculating our operating tax rate, we exclude (i) discrete tax items, which are unusual or infrequent items, (ii) other tax items, including the impact of the timing of losses in certain jurisdictions and the cumulative rate adjustment, and (iii) the impact of certain items on both operating income and the tax provision.

Cabot is organized into four business segments: the Core Segment, the Performance Segment, the New Business Segment and the Specialty Fluids Segment. Cabot is also organized for operational purposes into three geographic regions: the Americas; Europe, Middle East and Africa; and Asia Pacific. Discussions of all periods reflect these structures.

Overview

During the first quarter of fiscal 2012, Income from continuing operations before income taxes and equity in net earnings of affiliated companies increased compared to the first quarter of fiscal 2011. The increase was principally driven by higher unit margins that resulted from price increases and a favorable product mix. The higher unit margins more than offset lower volumes in our Core Segment and higher fixed costs due mainly to the startup of additional capacity and higher spending to support growth. While our cash balance declined in the first quarter of fiscal 2012, we maintained our strong cash and liquidity position as our operating results partially offset higher capital expenditures, share repurchases, and a working capital increase principally from higher inventory levels and the payment of year end corporate accruals.

First Quarter Fiscal 2012 versus First Quarter Fiscal 2011—Consolidated

Net Sales and Gross Profit

	Three Months Ended December 31
	2011	2010
	(Dollars in millions)
Net sales and other operating revenues	$762	$694
Gross profit	$143	$131

The $68 million increase in net sales from the first quarter of fiscal 2011 to the first quarter of fiscal 2012 was due primarily to higher prices and a favorable product mix (combined $90 million impact) and favorable foreign currency translation impacts ($12 million) partially offset by lower volumes ($37 million).

Our gross profit in the first quarter of fiscal 2012 increased by $12 million when compared to the same period of fiscal 2011. The increase was principally driven by higher unit margins partially offset by lower volumes and higher fixed costs from the startup of new capacity.

Selling and Administrative Expenses

	Three Months Ended December 31
	2011	2010
	(Dollars in millions)
Selling and administrative expenses	$65	$63

Selling and administrative expenses increased by $2 million in the first quarter of fiscal 2012 when compared to the same quarter of fiscal 2011. The increase was principally driven by higher spending to support growth across our businesses.

Research and Technical Expenses

	Three Months Ended December 31
	2011	2010
	(Dollars in millions)
Research and technical expenses	$17	$15

Research and technical expenses increased by $2 million in the first quarter of fiscal 2012 when compared to the same quarter of fiscal 2011 as we continued our investment in new product and process development opportunities across our businesses.

Interest and Dividend Income, Interest Expense and Other Income

	Three Months Ended December 31
	2011	2010
	(Dollars in millions)
Interest and dividend income	$1	$1
Interest expense	$10	$10
Other income	$3	$2

Interest and dividend income in the first quarter of fiscal 2012 was flat when compared to the same period last year.

Interest expense remained constant in the first quarter of fiscal 2012 when compared to the same period of fiscal 2011 due to similar debt levels year over year. Interest rate changes had little effect on our interest expense as we have a high proportion of fixed rate debt.

Other income in the first quarter of fiscal 2012 was flat when compared to same fiscal quarter of 2011.

(Provision) Benefit for Income Taxes

	Three Months Ended December 31
	2011	2010
	(Dollars in millions)
(Provision) benefit for income taxes	$(16)	$15

During the first quarter of fiscal 2012, we recorded a tax provision of $16 million. This amount included a net discrete tax charge of $2 million. The quarterly operating tax rate for the first quarter of 2012 was approximately 25%. In the first quarter of fiscal 2011, we recorded a tax benefit of $15 million. This amount included net tax benefits of $23 million from the repatriation of high tax dividends in response to recent changes in U.S. tax legislation and $2 million from the renewal of the U.S. research and experimentation (“R&E”) credit. The quarterly operating tax rate for the first quarter of 2011 was approximately 20%. The increase in operating tax rate is primarily due to a change in our geographic mix of earnings and the expiration of the U.S. R&E credit.

We are currently under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2012, which may impact our tax expense and effective tax rate going forward. We expect our operating tax rate for fiscal 2012 to be between 25% and 26%, which compares to 22% in fiscal 2011. The increase in operating tax rate is primarily due to a change in our geographic mix of earnings and the expiration of the U.S. R&E credit.

Equity in Net Earnings of Affiliated Companies and Net Income Attributable to Noncontrolling Interests, net of tax

	Three Months Ended December 31
	2011	2010
	(Dollars in millions)
Equity in net earnings of affiliated companies, net of tax	$1	$3
Net income attributable to noncontrolling interests, net of tax	$5	$5

Equity in net earnings of affiliated companies for the first quarter of fiscal 2012 was $2 million lower than in the first quarter of fiscal 2011 as earnings across all of our equity affiliates declined.

Noncontrolling interest in net income is the means by which the minority shareholders’ portion of the income in our consolidated joint ventures is removed from our Consolidated Statement of Operations. For the first quarter of fiscal 2012, Net income attributable to noncontrolling interests was stable when compared to the same period of fiscal 2011 as our joint venture operations maintained their profitability levels year over year.

Income from Discontinued Operations, net of tax

During fiscal 2011, we entered into an agreement to sell our Supermetals Business and, as such, have classified income from the Supermetals Business as Income from discontinued operations, net of tax. The $5 million decrease in Income from discontinued operations in the first quarter fiscal 2012 compared to the same period of the prior year was driven by a $4 million decrease in profitability of the Supermetals Business as a result of lower volumes and higher raw material costs which were partially offset by higher prices and more favorable product mix. The sale of the Supermetals Business was completed in January 2012. Additionally, the three months ended December 31, 2010 results of Income from discontinued operations, net of tax, included a $1 million benefit associated with a separate business divested in a prior years.

Net Income Attributable to Cabot Corporation

In the first quarter of fiscal 2012, we reported Net income attributable to Cabot Corporation of $46 million ($0.71 per diluted common share). This compares to $75 million ($1.13 per diluted common share) in the first quarter of fiscal 2011.

First Quarter Fiscal 2012 versus First Quarter Fiscal 2011—By Business Segment

Total segment EBIT, certain items, other unallocated items and income from continuing operations before taxes for the first fiscal quarter of 2012 and 2011 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note M of our Consolidated Financial Statements.

	Three Months Ended December 31
	2011	2010
	(Dollars in millions)
Total segment EBIT	$81	$74

Certain items	(5)	(4)
Other unallocated items	(21)	(24)

Income from continuing operations before taxes	$55	$46

In the first quarter of fiscal 2012, total segment EBIT increased by $7 million when compared to the same period of fiscal 2011. The increase was principally driven by higher unit margins ($25 million) as higher prices and a favorable product mix more than offset higher carbon black raw material costs. These benefits were partially offset by lower volumes ($13 million) and higher fixed costs from the startup of new capacity and spending to support our growth ($10 million combined).

Certain Items

Details of the certain items for the first quarter of fiscal 2012 and 2011 are as follows:

	Three Months Ended December 31
	2011	2010
	(Dollars in millions)
Global restructuring activities	$(3)	(4)
Environmental reserves and legal settlements	(2)	—

Total other unallocated items	$(5)	$(4)

In the first quarter of fiscal 2012, $5 million, pre-tax, of charges principally related to global restructuring initiatives and environmental reserves and legal settlements were recorded as certain items. In the same period of fiscal 2011, $4 million, pre-tax, of charges principally related to global restructuring initiatives were recorded as certain items.

Other Unallocated Items

	Three Months Ended December 31
	2011	2010
	(Dollars in millions)
Interest expense	$(10)	$(10)
Equity in net earnings of affiliated companies	(1)	(3)
Unallocated corporate costs	(14)	(12)
General unallocated income	4	1

Total other unallocated items	$(21)	$(24)

Core Segment

Sales and EBIT for the Rubber Blacks Business for the first quarter of fiscal 2012 and 2011 are as follows:

	Three Months Ended December 31
	2011	2010
	(Dollars in millions)
Rubber Blacks Business Sales	$489	$438
Rubber Blacks Business EBIT	$55	$37

Rubber Blacks Business

In the first quarter of fiscal 2012, sales in the Rubber Blacks Business increased by $51 million when compared to the first quarter of fiscal 2011. The increase was principally driven by higher prices and a favorable product mix (combined $81 million impact) and favorable foreign currency translation impacts ($9 million) partially offset by the effect of lower volumes ($39 million). Globally, volumes decreased by 9% in the first quarter of fiscal 2012 when compared to the first quarter of fiscal 2011. Regionally, volumes in North America decreased by 11%, South America decreased by 8%, Southeast Asia decreased by 15%, and the Europe, Middle East and Africa region decreased by 20%, while volumes in China and Japan increased by 1% and 2%, respectively.

EBIT in the Rubber Blacks Business increased by $18 million in the first quarter of fiscal 2012 when compared to the same period of fiscal 2011. The increase was principally driven by higher unit margins ($29 million) as higher prices and a favorable product mix more than offset higher raw material costs. This benefit was partially offset by the impact of lower volumes ($13 million).

Performance Segment

Sales and EBIT for the Performance Segment for the first quarter of fiscal 2012 and 2011 are as follows:

	Three Months Ended December 31
	2011	2010
	(Dollars in millions)
Performance Products Business Sales	$151	$132
Fumed Metal Oxides Business Sales	54	58

Segment Sales	$205	$190

Segment EBIT	$21	$31

In the first quarter of fiscal 2012, sales for the Performance Segment increased by $15 million when compared to the first quarter of fiscal 2011. The increase was principally driven by higher prices ($10 million), slightly higher total segment volumes ($2 million) and favorable foreign currency translation impact ($2 million). During the first quarter of fiscal 2012, volumes in Performance Products increased by 3% when compared to the same period of fiscal 2011, while Fumed Metal Oxides volumes decreased 10%.

EBIT in the Performance Segment decreased by $10 million in the first quarter of fiscal 2012 when compared to the same period of fiscal 2011 driven by higher fixed costs from new capacity startup and increases in segment management costs ($10 million combined impact). Slightly higher total segment volumes were fully offset by unfavorable product mix.

New Business Segment

Sales and EBIT for the New Business Segment for the first quarter of fiscal 2012 and 2011 are as follows:

	Three Months Ended December 31
	2011	2010
	(Dollars in millions)
Inkjet Colorants Business Sales	$15	$14
Aerogel Business Sales	4	3
Cabot Superior MicroPowders Sales	2	3
Cabot Elastomer Composites Sales	4	4

Segment Sales	$25	$24

Segment EBIT	$—	$—

Sales in the New Business Segment increased by $1 million in the first quarter of fiscal 2012 when compared to the first quarter of fiscal 2011, due mainly to higher volumes in Inkjet Colorants. EBIT in the New Business Segment for the first quarter of fiscal 2012 was flat when compared to the same period of fiscal 2011, as higher Inkjet Colorants volumes were offset by unfavorable product mix and higher fixed costs.

Specialty Fluids Segment

Sales and EBIT for the Specialty Fluids Segment for the first quarter of fiscal 2012 and 2011 are as follows:

	Three Months Ended December 31
	2011	2010
	(Dollars in millions)
Specialty Fluids Sales	$14	$17
Specialty Fluids EBIT	$5	$6

During the first quarter of fiscal 2012, sales in the Specialty Fluids Segment decreased by $3 million and EBIT decreased $1 million when compared to the first quarter of fiscal 2011. The decrease in both sales and EBIT were due primarily to fewer completed jobs in the current quarter resulting in lower revenue from cesium formate product not returned.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $87 million during the first quarter of fiscal 2012. The decrease was primarily attributable to cash used for working capital and the repurchase of approximately 0.9 million shares of our common stock on the open market. At December 31, 2011, we had cash and cash equivalents of $188 million, and current availability under our revolving credit agreement of approximately $532 million. The credit agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants in the credit agreement include interest coverage, debt-to-EBITDA and subsidiary debt to total capitalization ratios. As of December 31, 2011, we were in compliance with all applicable covenants.

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

We generally manage our cash and debt on a global basis to provide for working capital requirements as needed by region or site. Cash and debt are generally denominated in the local currency of the subsidiary holding the assets or liabilities, except where there are operational cash flow reasons to hold non-functional currency or debt. As of December 31, 2011 our USD equivalent holdings by region were: Asia Pacific $76 million, Europe $57 million, and the Americas $55 million, which included $18 million in the U.S.

Discontinued Operations

Our Consolidated Statements of Cash Flows have been presented to include discontinued operations with continuing operations. Therefore, unless noted otherwise, the following discussion of our cash flows and liquidity position include both continuing and discontinued operations.

In August 2011, we entered into a Sale and Purchase Agreement with Global Advanced Metals Pty Ltd., an Australian company (“GAM”), for the sale of substantially all of the assets of our Supermetals Business. The purchaser paid $175 million in cash at the closing and assumed certain liabilities associated with the Supermetals Business. In addition, we (i) received two-year promissory notes, which may be pre-paid by GAM at any time prior to maturity, for total aggregate payments of $215 million (consisting of principal, imputed interest and a prepayment penalty, if applicable), secured by liens on the property and assets of the acquired business and guaranteed by the GAM corporate group and (ii) will receive quarterly cash payments each calendar quarter that the promissory notes are outstanding in an amount equal to 50% of cumulative annual adjusted EBITDA of the acquired business for the relevant calendar quarter. Regardless of the adjusted EBITDA generated, a minimum payment of the $11.5 million is guaranteed in the first year following the closing of the transaction pursuant to one-year promissory notes. In connection with the transaction, we also sold to GAM our excess inventory for approximately $50 million. Payment for the excess inventory was made with a two-year promissory note, which is also secured by liens on the property and assets of the acquired business and guaranteed by the GAM corporate group.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows.

Cash Flows from Operating Activities

Cash generated from operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $20 million in the first quarter of fiscal 2012 compared to $40 million during the same period of fiscal 2011. Cash generated from operating activities in the first quarter of fiscal 2012 was driven primarily by net income of $51 million plus $36 million of depreciation and amortization and other increases totaling $29 million. These increases were partially offset by a net increase in working capital of $90 million (inventories plus accounts and notes receivable, less accounts payable and accrued liabilities). Our working capital increase during the first quarter of fiscal 2012 was driven by higher raw material costs, higher pricing, and payments related to the settlement of fiscal 2011 year-end accruals and is comprised of higher inventories of $46 million, higher accounts receivables of $12 million, and lower accounts payable and accrued liabilities of $32 million.

Cash generated from operating activities in the first quarter of fiscal 2011 was driven primarily by net income of $80 million plus $35 million of depreciation and amortization partially offset by $22 million of non-cash tax benefits and $46 million of payments related to fiscal 2010 year-end accounts payable and accrued liabilities balances.

In addition to the items noted above, the following elements of operations have had or will have a bearing on operating cash flows:

Restructurings—As of December 31, 2011, we had $10 million of total restructuring costs in accrued expenses in the consolidated balance sheet related to our global restructuring activities. We made cash payments of $2 million during the first quarter of fiscal 2012 related to these restructuring plans. We expect to make cash payments related to these restructuring activities of approximately $13 million in fiscal 2012 and $3 million thereafter (which includes the $10 million accrued in the Consolidated Balance Sheet as of December 31, 2011).

Environmental Reserves and Litigation Matters—We have recorded a $6 million reserve on both a discounted and undiscounted basis as of December 31, 2011 for environmental remediation costs at various sites. These sites are primarily associated with businesses divested in prior years. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Additionally, as of December 31, 2011 we have recorded a $10 million reserve on a discounted basis ($16 million on an undiscounted basis) for respirator claims. These expenditures will also be incurred over several years. We also have other litigation costs arising in the ordinary course of business.

We expect cash on hand and cash provided from operations will be adequate to fund any cash requirements relating to restructuring, environmental and pending litigation matters.

Operating Activities—Other

Venezuela

We own 49% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of December 31, 2011 these subsidiaries carried the operating affiliate investment of $26 million, and held 21 million bolivars ($5 million) in cash and dividends receivable.

The Venezuelan bolivar may only be exchanged for foreign currencies through certain Venezuelan government controlled channels. The channels available are the Venezuelan central bank (“CADIVI”), Venezuelan government and government-backed bond offerings or an officially sanctioned and regulated secondary market (“SITME”). SITME is subject to restrictions which preclude us from utilizing this market to remit dividends. The bond offerings use a bidding process, where companies and individuals requiring U.S. dollars place a request for a fixed sum, and CADIVI then determines how to allocate out the pool of U.S. dollars in that issuance.

An inability to convert the operating affiliate’s earnings into U.S. dollars would be considered an indicator of impairment, requiring a full impairment analysis of our investment. Therefore, we closely monitor our ability to convert our bolivar holdings into U.S. dollars, as we still intend to convert substantially all bolivars held by our Venezuelan subsidiaries to U.S. dollars as soon as practical.

Any future change in the CADIVI official rate or opening of additional parallel markets could lead us to use a different bolivar/$ exchange rate and result in gains or losses on our bolivar denominated assets held by our subsidiaries.

Cash Flows from Investing Activities

Cash flows from investing activities were primarily driven by capital expenditures and consumed $65 million of cash in the first quarter of fiscal 2012 compared to $30 million of cash in fiscal 2011. Capital expenditures in the first quarter of fiscal 2012 of $61 million were primarily related to sustaining and replacement capital projects for our operating facilities, investments in energy recovery technology, expansion of our manufacturing footprint in the Asia Pacific region and capital spending required for process technology and product differentiation projects.

Capital expenditures in the first quarter of fiscal 2011 of $31 million were primarily related to maintenance replacement capital for our operating facilities and investments in energy recovery technology.

Capital expenditures for the remainder of fiscal 2012 are expected to be between $140 million to $190 million. Our planned capital spending program for the remainder of fiscal 2012 is primarily for higher spending for ongoing sustaining and replacement capital as well as investments in energy related projects and capacity expansions.

Cash Flows from Financing Activities

Financing activities consumed $48 million of cash during the first quarter of fiscal 2012 compared to $10 million of cash during the first quarter of fiscal 2011. In both periods, financing cash outflows includes dividend payments to our shareholders of $12 million. In addition, during the first quarter of fiscal 2012, financing cash outflows were primarily for the repurchase of approximately 0.9 million shares of our common stock on the open market for approximately $30 million and a net decrease in debt of $12 million.

Purchase Commitments

We have entered into long-term purchase agreements primarily for the purchase of raw materials and natural gas. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at December 31, 2011.

	Payments Due by Fiscal Year
	Remainder of fiscal 2012	2013	2014	2015	2016	Thereafter	Total
	(Dollars in millions)
Core Segment	$300	$274	$250	$246	$219	$2,804	$4,093
Performance Segment	18	34	31	31	30	279	423
New Business Segment	1	1	—	—	—	—	2
Specialty Fluids Segment	1	—	—	—	—	—	1

Total	$320	$309	$281	$277	$249	$3,083	$4,519

Off-balance sheet arrangements

Cabot has no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including the cash proceeds due to us from the divesture of our Supermetals Business, our expectations concerning the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with the closing of certain manufacturing facilities and restructuring initiatives; the amount and timing of payments associated with environmental remediation and respirator claims; the outcome of pending litigation and environmental matters; our expected tax rate for fiscal 2012; cash requirements and uses of available cash, including anticipated capital spending; and our ability to meet cash requirements for the foreseeable future.

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

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in the forward-looking statements: changes in raw material costs; lower than expected demand for our products; the loss of one or more of our important customers; our inability to complete capacity expansions as planned; our failure to develop new products or to keep pace with technological developments; fluctuations in currency exchange rates; patent rights of others; stock and credit market conditions; the timely commercialization of products under development (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); our ability to successfully implement our cost reduction initiatives and organizational restructurings; demand for our customers’ products; competitors’ reactions to market conditions; delays in the successful integration of structural changes, including joint ventures; severe weather events that cause business interruptions, including plant and power outages or disruptions in supplier or customer operations; the accuracy of the assumptions we used in establishing a reserve for our share of liability for respirator claims; and the outcome of pending litigation. Other factors and risks are discussed in our 2011 10-K.

Recently Issued Accounting Pronouncements – Not Yet Adopted

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended December 31, 2011 does not differ materially from that discussed under Item 7A of our 2011 10-K.

Item 4.	Controls and Procedures

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item I.	Legal Proceedings

Environmental Proceedings

In June 2009, Cabot received an information request from the United States Environmental Protection Agency (“EPA”) regarding Cabot’s carbon black manufacturing facility in Pampa, Texas. The information request relates to the Pampa facility’s compliance with certain regulatory and permitting requirements under the Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. EPA has indicated that this information request is part of an EPA national initiative focused on the U.S. carbon black manufacturing sector. Cabot responded to EPA’s information request in August 2009 and is in discussions with EPA. Based upon these discussions with EPA and how EPA has handled similar NSR initiatives with other industrial sectors, it is anticipated that EPA will seek to require Cabot to employ additional technology control devices or approaches with respect to emissions at certain U.S. facilities and seek a civil penalty from Cabot.

Respirator Liabilities

We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. As more fully described in our 2011 10-K, our respirator liabilities involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are claimed to have been negligently designed or labeled.

As of both December 31, 2011 and September 30, 2011, there were approximately 42,000 claimants in pending cases asserting claims against AO in connection with respiratory products. We have a reserve to cover our expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2062. At December 31, 2011 and September 30, 2011, the reserve was $10 million and $11 million, respectively, on a discounted basis ($16 million on an undiscounted basis at both December 31, 2011 and September 30, 2011). Cash payments related to this liability were less than $1 million and $1 million in the first quarter of fiscal 2012 and 2011, respectively.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our 2011 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2011 – October 31, 2011	—	$—	—	2,746,022
November 1, 2011 – November 30, 2011	299,363	$31.46	298,026	2,447,996
December 1, 2011 – December 31, 2011	640,254	$31.98	636,239	1,811,757

Total	939,617		934,265

(1)

On May 11, 2007, we publicly announced that the Board of Directors authorized us to repurchase five million shares of our common stock on the open market or in privately negotiated transactions. On September 14, 2007, the Board of Directors increased the share repurchase authorization to 10 million shares (the “2007 Authorization”). This authorization does not have a set expiration date. In the first quarter of 2012 we repurchased 934,265 shares under this authorization.

In addition to the 2007 Authorization, in certain circumstances the Board has authorized us to repurchase shares of restricted stock purchased by recipients of certain long-term incentive awards after such shares vest to satisfy tax withholding obligations and associated loan repayment liabilities. The shares are repurchased from employees at fair market value. During the first quarter of fiscal 2012, we repurchased 5,352 shares from employees under this authorization.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three months ended December 31, 2011 and 2010; (ii) the Consolidated Balance Sheets at December 31, 2011 and September 30, 2011; (iii) the Consolidated Statement of Cash Flows for the three months ended December 31, 2011 and 2010; (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the three months ended December 31, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements, December 31, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: February 8, 2012	By:	/s/ EDUARDO E. CORDEIRO
Eduardo E. Cordeiro
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: February 8, 2012	By:	/s/ JAMES P. KELLY
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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three months ended December 31, 2011 and 2010; (ii) the Consolidated Balance Sheets at December 31, 2011 and September 30, 2011; (iii) the Consolidated Statement of Cash Flows for the three months ended December 31, 2011 and 2010; (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the three months ended December 31, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements, December 31, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.