Form 10-Q
period 2012-03-31
CABOT CORP
filed 2012-05-07
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 30, 2012 the Company had 63,399,861 shares of Common Stock, par value $1 per share, outstanding.

CABOT CORPORATION INDEX

Part I.    Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011
	(In millions, except per share amounts)
Net sales and other operating revenues	$844	$739	$1,606	$1,433
Cost of sales	671	605	1,290	1,168

Gross profit	173	134	316	265
Selling and administrative expenses	66	62	131	125
Research and technical expenses	20	18	37	33

Income from operations	87	54	148	107
Interest and dividend income	1	—	2	1
Interest expense	(9)	(10)	(19)	(20)
Other (expense) income	(3)	4	—	6

Income from continuing operations before income taxes and equity in net earnings of affiliated companies	76	48	131	94
(Provision) benefit for income taxes	(23)	(9)	(39)	6
Equity in net earnings of affiliated companies	3	1	4	4

Income from continuing operations	56	40	96	104
Income from discontinued operations, net of tax	189	16	200	32

Net income	245	56	296	136
Net income attributable to noncontrolling interests, net of tax	5	5	10	10

Net income attributable to Cabot Corporation	$240	$51	$286	$126

Weighted-average common shares outstanding, in millions:
Basic	63.2	64.6	63.4	64.5

Diluted	64.0	65.5	64.1	65.3

Income per common share:
Basic:
Income from continuing operations attributable to Cabot Corporation	$0.80	$0.53	$1.35	$1.42
Income from discontinued operations	2.94	0.24	3.11	0.49

Net income attributable to Cabot Corporation	$3.74	$0.77	$4.46	$1.91

Diluted:
Income from continuing operations attributable to Cabot Corporation	$0.78	$0.52	$1.33	$1.40
Income from discontinued operations	2.92	0.24	3.08	0.49

Net income attributable to Cabot Corporation	$3.70	$0.76	$4.41	$1.89

Dividends per common share	$0.18	$0.18	$0.36	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	March 31, 2012	September 30, 2011
	(In millions)
Current assets:
Cash and cash equivalents	$366	$286
Accounts and notes receivable, net of reserve for doubtful accounts of $4 and $4	759	659
Inventories:
Raw materials	119	120
Work in process	4	3
Finished goods	260	233
Other	40	37

Total inventories	423	393
Prepaid expenses and other current assets	73	76
Deferred income taxes	27	35
Current assets held for sale	—	106

Total current assets	1,648	1,555

Property, plant and equipment, net	1,079	1,036
Goodwill	40	40
Equity affiliates	62	60
Assets held for rent	51	46
Notes receivable from sale of business	263	—
Deferred income taxes	185	261
Other assets	101	104
Noncurrent assets held for sale	—	39

Total assets	$3,429	$3,141

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	March 31, 2012	September 30, 2011
	(In millions, except share amounts)
Current liabilities:
Notes payable to banks	$79	$86
Accounts payable and accrued liabilities	496	461
Income taxes payable	55	34
Deferred income taxes	6	6
Current portion of long-term debt	48	57
Current liabilities held for sale	—	12

Total current liabilities	684	656

Long-term debt	560	556
Deferred income taxes	9	8
Other liabilities	298	299
Noncurrent liabilities held for sale	—	6
Commitments and contingencies (Note F)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Issued and Outstanding : None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 63,653,983 and 63,894,443 shares
Outstanding: 63,399,863 and 63,860,777 shares	64	64
Less cost of 254,120 and 33,666 shares of common treasury stock	(8)	(1)
Additional paid-in capital	17	18
Retained earnings	1,576	1,314
Deferred employee benefits	(11)	(14)
Accumulated other comprehensive income	108	106

Total Cabot Corporation stockholders’ equity	1,746	1,487
Noncontrolling interests	132	129

Total stockholders’ equity	1,878	1,616

Total liabilities and stockholders’ equity	$3,429	$3,141

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended March 31
	2012	2011
	(In millions)
Cash Flows from Operating Activities:
Net income	$296	$136
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	74	70
Deferred tax provision (benefit)	14	(18)
Gain on sale of business, net of tax	(186)	—
Loss on sale of property, plant and equipment	1	1
Equity in net earnings of affiliated companies	(4)	(4)
Non-cash compensation	12	12
Other non-cash (income) expense	(2)	4
Changes in assets and liabilities:
Accounts and notes receivable	(105)	(32)
Inventories	(52)	(46)
Prepaid expenses and other current assets	14	(12)
Accounts payable and accrued liabilities	50	(46)
Income taxes payable	(10)	(5)
Other liabilities	(7)	(5)
Cash dividends received from equity affiliates	3	3
Other	(5)	—

Cash provided by operating activities	93	58

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(117)	(72)
Proceeds from sale of business	175	—
Increase in assets held for rent	(6)	(1)

Cash provided by (used) in investing activities	52	(73)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	37	31
Repayments under financing arrangements	(29)	(14)
Proceeds from long-term debt	5	—
Repayments of long-term debt	(12)	(17)
(Decrease) increase in notes payable to banks, net	(17)	10
Proceeds from cash contributions received from noncontrolling stockholders	4	—
Purchases of common stock	(30)	—
Proceeds from sales of common stock	8	3
Cash dividends paid to noncontrolling interests	(5)	(3)
Cash dividends paid to common stockholders	(24)	(24)
Proceeds from restricted stock loan payments	1	—

Cash used in financing activities	(62)	(14)

Effect of exchange rate changes on cash	(3)	8

Increase (decrease) in cash and cash equivalents	80	(21)
Cash and cash equivalents at beginning of period	286	387

Cash and cash equivalents at end of period	$366	$366

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six Months Ended March 31, 2011

(In millions, except shares in thousands)

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Accumulated Other Comprehensive Income	Cabot Corporation Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity	Comprehensive Income
	Shares	Cost
Balance at September 30, 2010	65,370	$63	$46	$1,125	$(20)	$88	$1,302	$115	$1,417
Net income attributable to Cabot Corporation				126						$126
Foreign currency translation adjustment						20				20

Total other comprehensive loss										20

Comprehensive income attributable to Cabot Corporation, net of tax(1)							146			$146

Net income attributable to noncontrolling interests, net of tax								10		$10
Noncontrolling interests foreign currency adjustment								3		3

Comprehensive income attributable to noncontrolling interests, net of tax(1)										13

Comprehensive income(1)									159	$159

Noncontrolling interests - dividends								(4)	(4)
Cash dividends paid to common stockholders				(24)			(24)		(24)
Issuance of stock under employee compensation plans, net of forfeitures	218	2	5				7		7
Amortization of share-based compensation			9				9		9
Purchase and retirement of common and treasury stock	(26)	—	—				—		—
Principal payment by Employee Stock Ownership Plan under guaranteed loan					3		3		3

Balance at March 31, 2011	65,562	$65	$60	$1,227	$(17)	$108	$1,443	$124	$1,567

(1)	Comprehensive income for the three months ended March 31, 2011 was $71 million, which consists of comprehensive income attributable to Cabot Corporation, net of tax, of $63 million and comprehensive income attributable to noncontrolling interests, net of tax, of $8 million.

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six Months Ended March 31, 2012

(In millions, except shares in thousands)

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Accumulated Other Comprehensive Income	Cabot Corporation Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity	Comprehensive Income
	Shares	Cost
Balance at September 30, 2011	63,861	$63	$18	$1,314	$(14)	$106	$1,487	$129	$1,616
Net income attributable to Cabot Corporation				286						$286
Foreign currency translation adjustment, net of tax						4				4
Change in employee benefit plans, net of tax						(2)				(2)

Total other comprehensive income										2

Comprehensive income attributable to Cabot Corporation, net of tax(1)							288			$288

Net income attributable to noncontrolling interests, net of tax								10		10
Noncontrolling interests foreign currency adjustment								1		1

Comprehensive income attributable to noncontrolling interests, net of tax(1)										$11

Comprehensive income(1)									299	$299

Contribution from noncontrolling interests								4	4
Noncontrolling interests - dividends								(12)	(12)
Cash dividends paid to common stockholders				(24)			(24)		(24)
Issuance of stock under employee compensation plans, net of forfeitures	484	2	11				13		13
Amortization of share-based compensation			8				8		8
Purchase and retirement of common stock	(695)	(1)	(21)				(22)		(22)
Purchase of treasury stock	(250)	(8)					(8)		(8)
Notes receivable for restricted stock - payments			1				1		1
Principal payment by Employee Stock Ownership Plan under guaranteed loan					3		3		3

Balance at March 31, 2012	63,400	$56	$17	$1,576	$(11)	$108	$1,746	$132	$1,878

(1)	Comprehensive income for the three months ended March 31, 2012 was $264 million, which consists of comprehensive income attributable to Cabot Corporation, net of tax, of $256 million and comprehensive income attributable to noncontrolling interests, net of tax, of $8 million.

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 2012 and 2011. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

In January 2012, Cabot sold substantially all of the assets of its Supermetals Business to Global Advanced Metals Pty Ltd., an Australian company (“GAM”), in accordance with a Sale and Purchase Agreement. The Consolidated Statements of Operations for all periods presented have been recast to reflect the presentation of discontinued operations. Unless otherwise indicated, all disclosures and amounts in the Notes to the Consolidated Financial Statements relate to the Company’s continuing operations.

B. Significant Accounting Policies

Revenue Recognition and Accounts Receivable

Cabot recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Cabot generally is able to ensure that products meet customer specifications prior to shipment. If the Company is unable to determine that the product has met the specified objective criteria prior to shipment or if title has not transferred because of sales terms, the revenue is considered “unearned” and is deferred until the revenue recognition criteria are met.

Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price.

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments:

	Three months ended March 31		Six months ended March 31
	2012	2011	2012	2011
Core Segment	65%	63%	65%	64%
Performance Segment	28%	31%	28%	30%
New Business Segment	4%	4%	4%	4%
Specialty Fluids Segment	3%	2%	3%	2%

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

UNAUDITED

The majority of the revenue in the Specialty Fluids Segment typically arises from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. On occasion, the Company also generates revenues from cesium formate outside of a rental process and revenue is recognized upon delivery of the fluid.

Cabot maintains allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the first six months of fiscal 2012 and 2011 were immaterial. There is no off-balance sheet credit exposure related to customer receivable balances.

Cost of Sales

Cost of sales consists of cost of raw and packaging materials, direct manufacturing costs, depreciation, internal transfer costs, inspection costs, inbound and outbound freight and shipping and handling costs, plant purchasing and receiving costs and other overhead expense necessary to manufacture the products.

Selling and Administrative Expenses

Selling and administrative expenses consists of salaries and fringe benefits of sales and office personnel, general office expenses and other expenses not directly related to manufacturing operations.

Goodwill

Goodwill is comprised of the cost of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment annually, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. The annual review is performed as of March 31 of each year.

Goodwill is tested for impairment at the reporting unit level annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. The Company has three reporting units that carry goodwill balances: Rubber Blacks, Fumed Metal Oxides, and Security Materials. Effective March 2012, the Company early adopted the authoritative guidance that simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value amount and as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Alternatively, the Company may elect to proceed directly to the two-step goodwill impairment test. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative evaluation is performed under the two-step impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, the Company performs an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less than its carrying amount, an impairment is recognized for the difference. The Company primarily utilizes a discounted cash flow methodology to calculate the fair value of its reporting units. See Note E for further information on goodwill.

Financial Instruments

Cabot’s financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, investments, notes receivable from sale of business, accounts payable and accrued liabilities, short-term and long-term debt, and derivative instruments. The carrying values of Cabot’s financial instruments approximate fair value with the exception of long-term debt that has not been designated as part of a fair value hedge. The non-hedged long-term debt is recorded at amortized cost. The fair values of the Company’s financial instruments are based on quoted market prices, if such prices are available. In situations where quoted market prices are not available, the Company relies on valuation models to derive fair value. Such valuation takes into account the ability of the financial counterparty to perform.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

UNAUDITED

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

Income Tax in Interim Periods

The Company records its tax provision or benefit on an interim basis using an estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period. Losses from jurisdictions for which no benefit can be recognized and the income tax effects of unusual or infrequent items are excluded from the estimated annual effective tax rate and are recognized in the impacted interim period.

Valuation allowances are provided against the future tax benefits that arise from the deferred tax assets in jurisdictions for which no benefit can be recognized. The estimated annual effective tax rate may be significantly impacted by nondeductible expenses and the Company’s projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period when such estimates are revised.

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $57 million and $53 million higher as of March 31, 2012 and September 30, 2011, respectively. The cost of Specialty Fluids inventories is determined using the average cost method. The cost of other U.S. and all non-U.S. inventories is determined using the FIFO method.

Cabot reviews inventory for both potential obsolescence and potential declines in anticipated selling prices. In this review, the Company makes assumptions about the future demand for and market value of the inventory, and based on these assumptions estimates the amount of any obsolete, unmarketable, slow moving or overvalued inventory. Cabot writes down the value of these inventories by an amount equal to the difference between the cost of the inventory and its estimated market value. There were no significant write-downs in either the three or six months ended March 31, 2012 or 2011.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

UNAUDITED

C. Discontinued Operations

In January 2012, the Company completed the sale of its Supermetals Business to Global Advanced Metals Pty Ltd., an Australian company (“GAM”), pursuant to a Sale and Purchase Agreement (“SPA”) entered into between the Company and GAM in August 2011. The total minimum consideration for the sale was approximately $450 million, including cash consideration of $175 million received on the closing date. In addition, the Company (i) received two-year promissory notes, which may be prepaid by GAM at any time prior to maturity, for total aggregate payments of $215 million (consisting of principal, imputed interest and a prepayment penalty, if applicable), secured by liens on the property and assets of the acquired business and guaranteed by the GAM corporate group and (ii) will receive quarterly cash payments in each calendar quarter that the promissory notes are outstanding in an amount equal to 50% of cumulative annual adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) of the acquired business for the relevant calendar quarter. Regardless of the Adjusted EBITDA generated, a minimum payment of $11.5 million is guaranteed in the first year following the closing of the transaction pursuant to one-year promissory notes. Together, these notes are referred to as the “GAM Promissory Notes”. The Company has accounted for the Adjusted EBITDA payments as part of the notes as the required payments are not freestanding instruments, and are connected with the repayment of the GAM Promissory Notes.

In connection with the transaction, the Company also sold to GAM its excess Supermetals inventory for approximately $50 million. Payment for the excess inventory was made with a two-year promissory note (“the GAM Inventory Note”), which is also secured by liens on the property and assets of the acquired business and guaranteed by the GAM corporate group. The GAM Inventory Note may be repaid at any time, and is subject to prepayment if excess cash flows, as defined in the agreement, are generated by the business. The GAM Inventory Note bears interest of 10% per annum beginning January 2013. If the GAM Promissory Notes are prepaid in full, the GAM Inventory Note must also be prepaid. Other than the $11.5 million guaranteed to be paid within the first year, the remaining balance of the GAM Promissory Notes and Inventory Note have a final maturity date of March 2014.

The GAM Promissory Notes and Inventory Note were recorded at their fair value of $273 million at the closing date. On the Consolidated Balance Sheet as of March 31, 2012, $11 million is included in Prepaid expenses and other current assets and $263 million, which includes $1 million of discount amortization, is presented as Notes receivable from sale of business, shown net of discount. The fair value of the GAM Promissory Notes and GAM Inventory Note was based on the timing of expected cash flows and appropriate discount rates. The difference between the carrying value of the notes and the contractual payment obligation (the discount) is being accreted into interest income over the term of the notes. Payments made while the GAM Promissory Notes are outstanding that are contingent upon the finalization of the annual Adjusted EBITDA calculation will be recognized into interest income when such amount is known.

The Company recorded an after-tax gain on the sale of $186 million, which is included in Income from discontinued operations, net of tax in the Consolidated Statements of Operations for the three and six months ended March 31, 2012. Additional amounts relating to changes in the working capital levels over stipulated amounts, pension settlements and other items as defined in the SPA will be recognized as discontinued operations when finalized or settled.

The results of the Supermetals Business are reported within Income from discontinued operations, net of tax, in the Consolidated Statements of Operations and have been excluded from segment results presented in Note N. The assets and liabilities associated with the Supermetals Business are presented as Assets held for sale and Liabilities held for sale in the Consolidated Balance Sheet as of September 30, 2011. All previously reported financial information has been recast to conform to the current presentation.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

UNAUDITED

The following table summarizes the results from discontinued operations during the three months and six months ended March 31, 2012 and 2011:

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011
	(Dollars in millions)
Net sales and other operating revenues	$8	$52	$46	$111

Income from operations before income taxes	3	24	21	48
Provision for income taxes on operations	—	(8)	(7)	(16)

Income from operations, net of tax	3	16	14	32

Gain on sale of discontinued operations	294	—	294	—
Provision for income taxes on gain on sale	(108)	—	(108)	—

Gain on sale of discontinued operations, net of tax	186	—	186	—

Income from discontinued operations, net of tax	$189	$16	$200	$32

The following table summarizes the assets and liabilities held for sale in the Company’s Consolidated Balance Sheet as of September 30, 2011. There are no material assets and liabilities held for sale of as March 31, 2012.

September 30, 2011
(Dollars in millions)
Assets
Accounts and notes receivable, net of reserve for doubtful accounts	$41
Inventories	64
Prepaid expenses and other current assets	1

Total Current assets held for sale	$106

Net property, plant and equipment	$39

Total Noncurrent assets held for sale	$39

Liabilities
Accounts payable and accrued liabilities	$12

Total Current liabilities held for sale	$12

Other liabilities	$6

Total Noncurrent liabilities held for sale	$6

In connection with the transaction, the parties entered into a tantalum ore supply agreement under which the Company will sell to GAM all of the tantalum ore mined at the Company’s mine in Manitoba, Canada for a three-year period commencing in 2013. The Company also entered into a transition services agreement for the Company to provide certain information technology applications and infrastructure and various administrative services to GAM for a period of six months from the closing date in exchange for one-time and monthly service fees. GAM has the option to terminate these transition services with notice at any time and may also elect to extend the services for up to three months. The future continuing cash flows from the disposed business to Cabot resulting from the tantalum ore supply agreement and transition services agreement are not significant and do not constitute a material continuing financial interest in the Supermetals Business. Revenues, costs and expenses arising from the tantalum ore supply agreement and transition services agreement are included in the Company’s continuing operations.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

UNAUDITED

D. Employee Benefit Plans

Curtailment of employee benefit plan

During the three and six months ended March 31, 2012, the Company incurred curtailments and settlement losses (gains) in the U.S. and foreign employee benefit plans as a result of the sale of the Supermetals business and the freezing of two defined benefit plans in foreign affiliates. The net impact of these items was a $1 million loss during both the three and six months ended March 31, 2012. During the first six months of fiscal 2011, the Company incurred a curtailment in one of its foreign employee benefit plans as a result of the action taken in the 2009 Global Restructuring Plan. Associated with this curtailment, the Company recognized a $1 million benefit in the first six months of fiscal 2011.

Net periodic defined benefit pension and other postretirement benefit costs

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended March 31
	2012		2011		2012		2011
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$2	$2	$1	$2	$—	$—	$1	$—
Interest cost	1	2	2	2	—	—	1	—
Expected return on plan assets	(2)	(3)	(2)	(3)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	—	(1)	—
Amortization of actuarial loss	1	—	—	1	—	—	—	—
Curtailment/settlement loss (gain)	1	1	—	—	(1)	—	—	—

Net periodic benefit cost	$3	$2	$1	$2	$(2)	$—	$1	$—

	Six Months Ended March 31
	2012		2011		2012		2011
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$3	$3	$2	$3	$—	$—	$1	$—
Interest cost	3	5	4	4	1	—	2	—
Expected return on plan assets	(4)	(6)	(4)	(6)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(2)	—	(2)	—
Amortization of actuarial loss	1	1	—	2	—	—	—	—
Curtailment/settlement loss (gain)	1	1	—	(1)	(1)	—	—	—

Net periodic benefit cost	$4	$4	$2	$2	$(2)	$—	$1	$—

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

UNAUDITED

E. Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reporting unit with goodwill balances as of both March 31, 2012 and September 30, 2011 are as follows:

Reporting Unit	(Dollars in millions)
Rubber Blacks	$27
Fumed Metal Oxides	11
Security Materials	2

Total goodwill	$40

Goodwill impairment tests are performed at least annually. The Company performed its annual impairment assessment as of March 31, 2012 and determined that there was no impairment.

Cabot does not have any indefinite-lived intangible assets. Cabot had $3 million of finite-lived intangible assets as of both March 31, 2012 and September 30, 2011. Intangible assets are amortized over their estimated useful lives, which range from six to fourteen years, with a weighted average period of twelve years. Amortization relative to these intangible assets is expected to aggregate to less than $1 million per year over the next five years.

F. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at March 31, 2012.

	Payments Due by Fiscal Year
	Remainder of fiscal 2012	2013	2014	2015	2016	Thereafter	Total
	(Dollars in millions)
Core Segment	$204	$259	$262	$258	$214	$2,865	$4,062
Performance Segment	7	32	31	31	30	285	416
Specialty Fluids Segment	3	2	—	—	—	—	5
New Business Segment	1	2	—	—	—	—	3

Total	$215	$295	$293	$289	$244	$3,150	$4,486

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

March 31, 2012

UNAUDITED

Contingencies

Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Matters

As of both March 31, 2012 and September 30, 2011, Cabot had $6 million, on a discounted and undiscounted basis, reserved for environmental matters primarily related to divested businesses. These amounts represent Cabot’s best estimates of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Cash payments related to these environmental matters were $1 million in each of the first six months of fiscal 2012 and 2011.

In June 2009, Cabot received an information request from the United States Environmental Protection Agency (“EPA”) regarding Cabot’s carbon black manufacturing facility in Pampa, Texas. The information request relates to the Pampa facility’s compliance with certain regulatory and permitting requirements under the Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. EPA has indicated that this information request is part of an EPA national initiative focused on the U.S. carbon black manufacturing sector. Cabot responded to EPA’s information request in August 2009 and is in discussions with EPA. Based upon the Company’s discussions with EPA and how EPA has handled similar NSR initiatives with other industrial sectors, it is anticipated that EPA will seek to require Cabot to employ additional control devices or approaches with respect to emissions at certain U.S. facilities and seek a civil penalty from Cabot. The costs of such additional control devices would likely be capital in nature and would likely impact the Consolidated Statement of Operations over the depreciable lives of the associated assets.

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

As of both March 31, 2012 and September 30, 2011, there were approximately 42,000 claimants in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2062. At March 31, 2012 and September 30, 2011, the reserve was $10 million and $11 million, respectively, on a discounted basis ($15 million and $16 million on an undiscounted basis at March 31, 2012 and September 30, 2011, respectively). Cash payments related to this liability were $1 million and $3 million in the first six months of fiscal 2012 and 2011, respectively.

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

March 31, 2012

UNAUDITED

G. Income Tax Uncertainties

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

During the three and six months ended March 31, 2012, there were no material changes in the amount of unrecognized tax benefits.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

UNAUDITED

H. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011
	(Dollars and shares in millions, except per share amounts)
Basic EPS:
Net income attributable to Cabot Corporation	$240	$51	$286	$126
Less: Dividends and dividend equivalents to participating securities	—	1	—	1
Less: Undistributed earnings allocated to participating securities(1)	3	1	3	2

Earnings allocated to common shareholders (numerator)	$237	$49	$283	$123

Weighted average common shares and participating securities outstanding	63.8	65.4	64.0	65.4
Less: Participating securities(1)	0.6	0.8	0.6	0.9

Adjusted weighted average common shares (denominator)	63.2	64.6	63.4	64.5

Amounts per share - basic:
Income from continuing operations attributable to Cabot Corporation	$0.80	$0.53	$1.35	$1.42
Income from discontinued operations	2.94	0.24	3.11	0.49

Net income attributable to Cabot Corporation	$3.74	$0.77	$4.46	$1.91

Diluted EPS:
Earnings allocated to common shareholders	$237	$49	$283	$123
Plus: Earnings allocated to participating securities	3	2	3	3
Less: Adjusted earnings allocated to participating securities(2)	(3)	(2)	(3)	(3)

Earnings allocated to common shareholders (numerator)	$237	$49	$283	$123

Adjusted weighted average common shares outstanding	63.2	64.6	63.4	64.5
Effect of dilutive securities:
Common shares issuable(3)	0.8	0.9	0.7	0.8

Adjusted weighted average common shares (denominator)	64.0	65.5	64.1	65.3

Amounts per share - diluted:
Income from continuing operations attributable to Cabot Corporation	$0.78	$0.52	$1.33	$1.40
Income from discontinued operations	2.92	0.24	3.08	0.49

Net income attributable to Cabot Corporation	$3.70	$0.76	$4.41	$1.89

(1)

Participating securities consist of shares of unvested restricted stock, vested restricted stock awards held by employees in which Cabot has a security interest, and unvested time-based restricted stock units.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

UNAUDITED

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011
	(Dollars in millions)
Calculation of undistributed earnings:
Net income attributable to Cabot Corporation	$240	$51	$286	$126
Less: Dividends declared on common stock	12	11	24	23
Less: Dividends declared on participating securities	—	1	—	1

Undistributed earnings	$228	$39	$262	$102

Allocation of undistributed earnings:
Undistributed earnings allocated to common shareholders	$225	$38	$259	$100
Undistributed earnings allocated to participating shareholders	3	1	3	2

Undistributed earnings	$228	$39	$262	$102

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.

(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Supplemental Retirement Savings Plan; and (iii) assumed issuance of shares under outstanding performance-based stock unit awards issued under Cabot’s equity incentive plans. For the three and six months ended March 31, 2012 , 304,000 and 539,000 incremental shares of common stock, respectively, were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three and six months ended March 31, 2011, 198,000 and 273,000 incremental shares of common stock, respectively, were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

UNAUDITED

I. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011
	(Dollars in millions)
Cost of sales	$9	$7	$11	$10
Selling and administrative expenses	—	—	1	1

Total	$9	$7	$12	$11

Details of these restructuring activities and the related reserves during the three months ended March 31, 2012 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Asset Sales	Other	Total
	(Dollars in millions)
Reserve at December 31, 2011	$8	$—	$—	$—	$2	$10
Charges	2	3	3	—	1	9
Costs charged against assets/liabilities	(1)	—	(3)	(1)	—	(5)
Proceeds from sale	—	—	—	1	—	1
Cash paid	(2)	(1)	—	—	(1)	(4)

Reserve at March 31, 2012	$7	$2	$—	$—	$2	$11

Details of these restructuring activities and the related reserves during the six months ended March 31, 2012 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Asset Sales	Other	Total
	(Dollars in millions)
Reserve at September 30, 2011	$9	$—	$—	$—	$2	$11
Charges	2	3	5	—	2	12
Costs charged against assets/liabilities	(1)	—	(5)	(1)	—	(7)
Proceeds from sale	—	—	—	1	—	1
Cash paid	(3)	(1)	—	—	(2)	(6)

Reserve at March 31, 2012	$7	$2	$—	$—	$2	$11

Closure of Hong Kong, China Manufacturing Facility

In March 2012, the Company ceased manufacturing operations at its thermoplastic concentrates plant in Hong Kong and moved these operations primarily to its facility in Tianjin, China. The decision, which impacts 64 employees, was made to consolidate all of these operations in one plant that is closer to the Company’s customers in Asia, and to use fully the advanced process technologies available in Tianjin.

The Company expects the closure plan will result in a total pre-tax charge to earnings of approximately $10 million. Through March 31, 2012 the Company has charged approximately $4 million to earnings for this restructuring, comprised mainly of accelerated depreciation and severance charges.

Cumulative net cash outlays related to this plan are expected to be approximately $5 million comprised primarily of $2 million for severance and $3 million for post close operations. Through March 31, 2012, Cabot has made no significant cash payments. The Company expects to make net cash payments of $3 million during the remainder of 2012 and $2 million thereafter.

As of March 31, 2012, Cabot has $1 million of accrued restructuring costs in the Consolidated Balance Sheet related to this site closure, mainly for accrued severance charges.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

UNAUDITED

Closure of Grigno, Italy Manufacturing Facility and Other Activities

In February 2011, the Company closed its thermoplastic concentrates manufacturing facility in Grigno, Italy. The decision to close the facility was made to align Cabot’s manufacturing capabilities with the market outlook and Cabot’s Performance Segment strategy. The closure, which affected 37 employees, has resulted in $6 million of charges to earnings and is comprised of $3 million for severance and employee benefits and $3 million for accelerated depreciation and asset impairments.

Through March 31, 2012, Cabot made $1 million of cash payments associated with this restructuring plan. The Company expects to make additional cash payments of $2 million during the remainder of fiscal 2012 and thereafter.

As of March 31, 2012, Cabot has $2 million of accrued severance costs in the Consolidated Balance Sheet related to this site closure.

In addition, during fiscal 2011, Cabot recorded approximately $5 million of severance-related restructuring charges at other locations. Through March 31, 2012 Cabot has made payments of $1 million related to these activities and expects to pay $4 million during the remainder of fiscal 2012 and less than $1 million in fiscal 2013.

Closure of Thane, India Manufacturing Facility

In fiscal 2010, Cabot ceased manufacturing operations at its carbon black manufacturing facility in Thane, India. The decision to close the facility, which affected approximately 120 employees, was made as a result of a broad reaching analysis of the Company’s manufacturing assets, including their cost structure, ability to expand and a variety of other factors. The Company continues to maintain a presence in India through its fumed metal oxides manufacturing joint venture and continuing commercial operations in carbon black and other products.

The Company expects the closure plan will result in a total pre-tax charge to earnings of approximately $23 million. Through March 31, 2012, Cabot has recorded $23 million of charges associated with this restructuring, comprised of $7 million for severance and employee benefits, $12 million for accelerated depreciation and asset impairments, $3 million for demolition and site clearing costs and $2 million for other post-closing costs, offset by a net gain on sales of non-manufacturing related assets of approximately $1 million. These amounts exclude any potential gain to be recognized on the sale of land and certain other manufacturing related assets.

Cumulative net cash outlays related to this plan are expected to be approximately $8 million. Through March 31, 2012, Cabot has made net cash payments of $8 million. The Company expects to make net cash payments of approximately $1 million during the remainder of 2012. These amounts exclude any potential cash to be received on the sale of land and certain other manufacturing related assets.

As of March 31, 2012, Cabot has approximately $1 million of accrued restructuring costs in the Consolidated Balance Sheet related to this site closure.

2009 Global Restructuring

In fiscal 2009, Cabot initiated its 2009 Global Restructuring Plan. Under this plan, the Company closed three manufacturing sites and implemented operating cost and workforce reductions across a variety of its other operations. In fiscal 2010, the Company consolidated several of its European administrative offices in a new European headquarters office in Switzerland.

The Company has recorded a cumulative pre-tax charge of $123 million related to this plan. The total amounts the Company has recorded for each major type of cost associated with the restructuring plan are: (i) severance and employee benefits of $55 million for approximately 400 employees, (ii) accelerated depreciation and impairment of facility assets of $45 million, net of gains associated with the sale of certain assets, (iii) demolition and site clearing costs of $7 million, and (iv) other post-closing costs of $16 million.

Net cash outlays related to these actions are expected to be approximately $72 million. Through March 31, 2012, Cabot has made net cash payments of $71 million. During the remainder of fiscal 2012 and thereafter, the Company expects to make net payments totaling $1 million, including the expected proceeds from the sale of a former manufacturing site.

As of March 31, 2012, Cabot has $3 million of restructuring costs in accrued expenses in the Consolidated Balance Sheet related to this plan.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

There were no transfers between Level 1 and Level 2, or transfers into or out of Level 3, during the first six months of either fiscal 2012 or 2011.

As described in Note C, the GAM Promissory Notes and Inventory Note were recorded at their fair value of $273 million at the closing date of the sale of the Supermetals business to GAM. These notes are classified as Level 3 instruments within the fair value hierarchy because they are valued using a valuation model with significant unobservable inputs. The fair value of these notes was $274 million at March 31, 2012, which approximated their carrying value. See Note K for information on the valuation model and inputs used.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and September 30, 2011. The derivatives presented in the table below are presented by derivative type, net of the legal right to offset derivative settlements by each counterparty:

	March 31, 2012	September 30, 2011
	Level 2 Inputs	Level 2 Inputs
	(Dollars in millions)
Assets at fair value:
Guaranteed investment contract(1)	$14	$14
Derivatives relating to interest rates(2)	2	3
Derivatives relating to foreign currency(2)	2	—

Total assets at fair value	$18	$17

Liabilities at fair value:
Derivatives relating to foreign currency(2)	$36	$41
Hedged long-term debt(3)	60	61

Total liabilities at fair value	$96	$102

(1)	Included in “Other assets” in the Consolidated Balance Sheets.
(2)	Included in “Prepaid expenses and other current assets”, “Other assets”, “Accounts payable and accrued liabilities” or “Other liabilities” in the Consolidated Balance Sheets.
(3)	Included in “Current portion of long-term debt” and “Long-term debt” in the Consolidated Balance Sheets.

There was no change to assets measured at fair value on a nonrecurring basis during the three or six months ended March 31, 2012 or 2011.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

UNAUDITED

K. Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at March 31, 2012 and September 30, 2011 are as follows:

	March 31, 2012		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Assets:
Cash and cash equivalents	$366	$366	$286	$286
GAM Promissory Notes and Inventory Note	274	274	—	—
Accounts and notes receivable	759	759	659	659
Derivative instruments	2	2	1	1
Liabilities:
Notes payable to banks	79	79	86	86
Accounts payable and accrued liabilities	496	496	461	461
Long-term debt—fixed rate	574	630	585	633
Long-term debt—floating rate	10	10	15	15
Capital lease obligations	22	22	15	15
Derivative instruments	34	34	39	39

At March 31, 2012 and September 30, 2011, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable to banks approximated their carrying values due to the short-term nature of these instruments. The estimated fair values of derivative instruments are valued as described in Note J. The fair value of Cabot’s fixed rate long-term debt and capital lease obligations are estimated based on comparable quoted market prices at the respective period ends. The carrying amount of Cabot’s floating rate long-term debt approximates its fair value. As discussed in Note J, other than the GAM Promissory Notes and Inventory Note, all such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

As described in Note J, the GAM Promissory Notes and Inventory Note are classified as Level 3 instruments within the fair value hierarchy because they are valued using a valuation model with significant unobservable inputs. The fair value of the GAM notes was $274 million at March 31, 2012, which approximated their carrying value. The valuation used is the discounted cash flow model and the significant inputs are the discount rate, Adjusted EBITDA forecast, and timing of expected cash flows from GAM.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot’s credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. The Company minimizes counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. As of March 31, 2012, the counterparties with which the Company has executed derivatives carried a Standard and Poor’s credit rating between A and AA-, inclusive. Cabot’s exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed at March 31, 2012 or September 30, 2011.

Interest Rate Risk Management

Cabot’s objective is to maintain a certain fixed-to-floating interest rate mix on the Company’s debt portfolio. Cabot enters into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. The following table provides details of the derivatives held as of March 31, 2012 and September 30, 2011 to manage interest rate risk.

Description	Borrowing	Notional Amount		Hedge Designation
		March 31, 2012	September 30, 2011
Interest Rate Swap—Fixed to Variable	Eurobond (20% of $175 million)	USD 35 million	USD 35 million	Fair Value

Interest Rate Swap—Fixed to Variable	Medium Term Notes	USD 23 million	USD 23 million	Fair Value

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

UNAUDITED

In certain situations where the Company has forecasted purchases under a long-term commitment or forecasted sales denominated in a foreign currency, Cabot may enter into appropriate financial instruments in accordance with the Company’s risk management policy to hedge future cash flow exposures. The following table provides details of the derivatives held as of March 31, 2012 and September 30, 2011 to manage foreign currency risk.

Description	Borrowing	Notional Amount		Hedge Designation
		March 31, 2012	September 30, 2011
Cross Currency Swap	Eurobond (80% of $175 million)	USD 140 million swapped to EUR 124 million	USD 140 million swapped to EUR 124 million	No designation

Cross Currency Swap	Eurobond (20% of $175 million)	USD 35 million swapped to EUR 31 million	USD 35 million swapped to EUR 31 million	No designation

Forward Foreign Currency Contracts (1)	N/A	USD 67 million	USD 54 million	No designation

Forward Foreign Currency Contracts (2)	N/A	USD 7 million	USD 12 million	Cash Flow

(1)	Cabot’s forward foreign exchange contracts are denominated primarily in the Australian dollar, British pound sterling, Canadian dollar, Euro, Japanese yen, and Malaysian ringgit.
(2)	Cabot’s forward foreign exchange contracts designated as cash flow hedges are denominated in Japanese yen and are presented in their USD equivalent in the table above.

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

In order to limit variability in cost to Cabot’s European operations, the Company purchased CERs and sold EUAs, which settle in December 2012. The following table provides details of the derivatives held as of March 31, 2012 and September 30, 2011 to manage commodity risk.

Description	Net Buyer / Net Seller	Notional Amount		Hedge Designation
		March 31, 2012	September 30, 2011
CERs	Buyer	EUR 1 million	EUR 1 million	No designation

EUAs	Seller	EUR 1 million	EUR 1 million	No designation

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

UNAUDITED

Cash Flow Hedge

For foreign currency forward contracts designated as cash flow hedges, the Company uses standard models with market-based inputs. The significant inputs to these models are interest rate curves for discounting future cash flows, and exchange rate curves of the foreign currency for translating future cash flows. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in Accumulated other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period earnings.

Net Investment Hedge

For cross currency swaps designated as net investment hedges, the Company uses standard models with market-based inputs. The significant inputs to these models are interest rate curves for discounting future cash flows. For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in Accumulated other comprehensive income while changes in the ineffective portion are reported in earnings. The gains or losses on derivative instruments reported in Accumulated other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidation of the entities being hedged. As of March 31, 2012, there were no open derivatives designated as net investment hedges.

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

For both the three and six months ended March 31, 2012 and 2011, for derivatives designated as hedges, the change in unrealized gains in Accumulated other comprehensive income, the hedge ineffectiveness recognized in earnings and the losses reclassified from Accumulated other comprehensive income to earnings were immaterial.

For the three and six months ended March 31, 2012, gains of $4 million and losses of $5 million, respectively, were recognized in earnings as a result of the remeasurement to Euros of the $175 million bond issued by one of Cabot’s European subsidiaries. These gains and losses, which were recognized in earnings through Other (expense) income within the Consolidated Statement of Operations, were offset by losses of $3 million and gains $5 million, respectively, from Cabot’s cross currency swaps that are not designated as hedges, but which Cabot entered into to offset the foreign currency translation exposure on the debt. Additionally, during the three and six months ended March 31, 2012, Cabot recognized in earnings through Other (expense) income within the Consolidated Statement of Operations gains of $10 million and $9 million, respectively, related to its foreign currency forward contracts, which were not designated as hedges.

For the three and six months ended March 31, 2011, gains of $11 million and $6 million, respectively, were recognized in earnings as a result of the remeasurement to Euros of the $175 million bond issued by one of Cabot’s European subsidiaries. These gains, which were recognized in earnings through Other (expense) income within the Consolidated Statement of Operations, were offset by losses of $7 million and $3 million, respectively, from Cabot’s cross currency swaps that are not designated as hedges, but which Cabot entered into to offset the foreign currency translation exposure on the debt. Additionally, during the three and six months ended March 31, 2011, Cabot recognized in earnings through Other (expense) income within the Consolidated Statement of Operations a loss of $2 million and a gain of $1 million, respectively, related to its foreign currency forward contracts, which were not designated as hedges.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

UNAUDITED

The following table provides the fair value and Consolidated Balance Sheet presentations of derivative instruments by each derivative type, without regard to the legal right to offset derivative settlement by each counterparty.

	Consolidated Balance Sheet Caption	March 31, 2012	September 30, 2011
		(Dollars in millions)
Fair Value of Derivative Instruments
Asset Derivatives
Derivatives designated as hedges
Interest rate(1)	Prepaid expenses and other current assets and Other liabilities	$2	$3

Total derivatives designated as hedges		$2	$3

Derivatives not designated as hedges
Foreign currency	Prepaid expenses and other current assets	$2	$1
Commodity contracts(2)	Prepaid expenses and other current assets	1	1

Total derivatives not designated as hedges		$3	$2

Total Asset Derivatives		$5	$5

Liability Derivatives
Derivatives designated as hedges
Foreign currency	Accounts payable and accrued liabilities	$—	$1

Total derivatives designated as hedges		—	1

Derivatives not designated as hedges
Foreign currency(1)	Accounts payable and accrued liabilities, and Other liabilities	$36	$41
Commodity contracts(2)	Prepaid expenses and other current assets	1	1

Total derivatives not designated as hedges		$37	$42

Total Liability Derivatives		$37	$43

(1)

Contracts of $2 million and $3 million presented on a gross basis in this table at March 31, 2012 and September 30, 2011, respectively, have the legal right to offset against other types of contracts with a common counterparty and, therefore, are presented on a net basis in noncurrent “Other liabilities” in the Consolidated Balance Sheet.

(2)

Contracts in an asset and liability position presented on a gross basis in this table have the legal right of offset and, therefore, are presented on a net basis in “Prepaid expenses and other current assets” in the Consolidated Balance Sheet.

See Note J “Fair Value Measurements” for classification of derivatives by input level. The net after-tax amounts to be reclassified from Accumulated other comprehensive income to earnings within the next 12 months are expected to be immaterial.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

UNAUDITED

M. Venezuela

Cabot owns 49% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of March 31, 2012, these subsidiaries carried the operating affiliate investment of $25 million and held 19 million bolivars ($4 million) in cash and dividends receivable.

Cabot determined, as of January 1, 2010, that the Venezuelan economy was highly inflationary. Accordingly, since the second quarter of fiscal 2010, Cabot has remeasured all transactions of the operating affiliate denominated in bolivars to U.S. dollars using the rate of 4.30 B/$ which continues to be the exchange rate in effect on March 31, 2012.

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

	Core Segment	Performance Segment	New Business Segment	Specialty Fluids Segment	Segment Total	Unallocated and Other	Consolidated Total
	(Dollars in millions)
Three months ended March 31, 2012
Revenues from external customers(1)	$534	$235	$30	$27	$826	$18	$844
Income (loss) before taxes(2)	$72	$35	$—	$16	$123	$(47)	$76
Three months ended March 31, 2011
Revenues from external customers(1)	$458	$222	$32	$13	$725	$14	$739
Income (loss) before taxes(2)	$51	$39	$4	$1	$95	$(47)	$48
Six months ended March 31, 2012
Revenues from external customers(1)	$1,023	$440	$55	$41	$1,559	$47	$1,606
Income (loss) before taxes(2)	$127	$56	$—	$21	$204	$(73)	$131
Six months ended March 31, 2011
Revenues from external customers(1)	$896	$412	$56	$30	$1,394	$39	$1,433
Income (loss) before taxes(2)	$88	$70	$4	$7	$169	$(75)	$94

(1)

Unallocated and Other reflects royalties paid by equity affiliates, external shipping and handling fees, and other operating revenues, which includes the impact of the corporate adjustment for unearned revenue.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011
	(Dollars in millions)
Interest expense	$(9)	$(10)	$(19)	$(20)
Total certain items, pre-tax(a)	(9)	(7)	(14)	(11)
Equity in net earnings of affiliated companies(b)	(3)	(1)	(4)	(4)
Unallocated corporate costs(c)	(18)	(15)	(32)	(27)
General unallocated expense(d)	(8)	(14)	(4)	(13)

Total	$(47)	$(47)	$(73)	$(75)

(a)

Certain items are items that management does not consider to be representative of segment results and they are, therefore, excluded from segment EBIT. Certain items, pre-tax, for the three months ended March 31, 2012 include global restructuring charges of $9 million as discussed in Note I. Certain items, pre-tax, for the six months ended March 31, 2012 include charges of $12 million related to global restructuring and $2 million for environmental reserves and legal settlements. For the three and six months ended March 31, 2012, the impact of tax certain items was $1 million and $2 million, respectively. Certain items, pre-tax, for the three and six months ended March 31, 2011 primarily relate to global restructuring charges as discussed in Note I. For the three and six months ended March 31, 2011, the benefit of tax certain items was $3 million and $29 million, respectively.

(b)	Equity in net earnings of affiliated companies is included in segment EBIT and is removed from Unallocated and Other to reconcile to segment EBIT.
(c)	Unallocated corporate costs are not controlled by the segments and primarily benefit corporate interests.
(d)

General unallocated expense consists of gain (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, the impact of accounting for certain inventory on a LIFO basis, and the profit or loss related to the corporate adjustment for unearned revenue.

The Performance Segment is comprised of two product lines: specialty grades of carbon black and masterbatch products (referred to together as “Performance Products”); and fumed silica, fumed alumina and dispersions thereof (referred to together as “Fumed Metal Oxides”). The net sales from each of these businesses for the three and six months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011
	(Dollars in millions)
Performance Products Business	$173	$159	$324	$291
Fumed Metal Oxides Business	62	63	116	121

Total Performance Segment	$235	$222	$440	$412

The New Business Segment is comprised of the Inkjet Colorants, Aerogel, Cabot Superior MicroPowders, and Cabot Elastomer Composites Businesses. The net sales from each of these businesses for the three and six months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011
	(Dollars in millions)
Inkjet Colorants Business	$15	$16	$30	$30
Aerogel Business	5	8	9	11
Cabot Superior MicroPowders Business	3	3	5	6
Cabot Elastomer Composites Business	7	5	11	9

Total New Business Segment	$30	$32	$55	$56

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue Recognition and Accounts Receivable

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. We generally are able to ensure that products meet customer specifications prior to shipment. If we are unable to determine that the product has met the specified objective criteria prior to shipment or if title has not transferred because of sales terms, the revenue is considered “unearned” and is deferred until the revenue recognition criteria are met.

Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price.

The following table shows the relative size of the revenue recognized in each of our reportable segments.

	Three months ended March 31		Six months ended March 31
	2012	2011	2012	2011
Core Segment	65%	63%	65%	64%
Performance Segment	28%	31%	28%	30%
New Business Segment	4%	4%	4%	4%
Specialty Fluids Segment	3%	2%	3%	2%

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

The majority of the revenue in the Specialty Fluids Segment typically arises from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. On occasion we also generate revenues from the sale of cesium formate outside of a rental process and revenue is recognized upon delivery of the fluid.

We maintain allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the first six months of fiscal 2012 and 2011 were immaterial. There is no off-balance sheet credit exposure related to customer receivable balances.

Goodwill

As of March 31, 2012, our goodwill balance is allocated between three reporting units as follows: Rubber Blacks $27 million, Fumed Metal Oxides $11 million, and Security Materials $2 million. Goodwill is comprised of the cost of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment annually, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. The annual review is performed as of March 31 of each year.

Goodwill is tested for impairment at the reporting unit level annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. Effective March 2012, we early adopted the authoritative guidance that simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value amount and as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Alternatively, we may elect to proceed directly to the two-step goodwill impairment test. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative evaluation is performed under the two-step impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, we perform an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less than its carrying amount, an impairment is recognized for the difference. We primarily utilize a discounted cash flow methodology to calculate the fair value of its reporting units. See Note E for further information on goodwill. Based on our annual goodwill impairment test, we determined that the fair value of our reporting units exceed their carrying values. There has been no goodwill impairment charge during either of the periods presented in these consolidated financial statements.

Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, investments, notes receivable from the sale of business, accounts payable and accrued liabilities, short-term and long-term debt, and derivative instruments. The carrying values of our financial instruments approximate fair value with the exception of our long-term debt that has not been designated as part of a fair value hedge. The non-hedged long-term debt is recorded at amortized cost. The fair values of our financial instruments are based on quoted market prices, if such prices are available. In situations where quoted market prices are not available, we rely on valuation models to derive fair value. For interest rate swaps and cross currency swaps, we use standard models with market-based inputs. The significant inputs to these models are interest rate curves for discounting future cash flows. In determining the fair value of the commodity derivatives, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. Such valuation takes into account the ability of the financial counterparty to perform. For the GAM Promissory Notes and Inventory Note, which are included in Prepaid expenses and other current assets and Notes receivable from sale of business in the Consolidated Balance Sheet, we use the discounted cash flow model and the significant inputs are the discount rate, Adjusted EBITDA forecast, and timing of expected cash flows from GAM. A failure of GAM to pay the notes receivable could have an impact on the fair value of the notes.

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

Assets and liabilities measured at fair value, including assets that are part of our defined benefit pension plans, are classified in the fair value hierarchy based on the inputs used for valuation. Assets that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued based on quoted prices for similar assets or liabilities in active markets, or standard pricing models using observable inputs are classified as Level 2. Assets that are valued using unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability are classified as Level 3. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to our total equity, as of March 31, 2012.

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

Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time and the amount accrued is recognized on a discounted basis. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of other parties which contribute to the settlement of respirator claims, (viii) a change in the availability of insurance coverage maintained by the entity from which we acquired the safety respiratory products business or the indemnity provided by its former owner, (ix) changes in the allocation of costs among the various parties paying legal and settlement costs and (x) a determination that our assumptions regarding contractual obligations on which we have estimated our share of liability are inaccurate. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount. Further, if the timing of our actual payments made for respirator claims differs significantly from our estimated payment schedule, and we determine that we can no longer reasonably predict the timing of such payments, we could then be required to record the reserve amount on an undiscounted basis on our Consolidated Balance Sheets, causing an immediate impact to earnings.

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

We record our tax provision or benefit on an interim basis using an estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period. Losses from jurisdictions for which no benefit can be recognized and the income tax effects of unusual or infrequent items are excluded from the estimated annual effective tax rate and are recognized in the impacted interim period. The estimated annual effective tax rate may be significantly impacted by nondeductible expenses and our projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period when such estimates are revised.

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

Additionally, we have established valuation allowances against a variety of deferred tax assets, including net operating loss carry forwards, foreign tax credits, and other income tax credits. Valuation allowances take into consideration our ability to use these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. Our ability to utilize these deferred tax assets is dependent on achieving our forecast of future taxable operating income over an extended period of time. We review our forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our net deferred tax assets. An increase in a valuation allowance would result in additional income tax expense, while a release of valuation allowances in periods when these tax attributes become realizable would reduce our income tax expense.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $57 million and $53 million higher as of March 31, 2012 and September 30, 2011. The cost of Specialty Fluids inventories is determined using the average cost method. The cost of other U.S. and all non-U.S. inventories is determined using the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales. If, however, we were using a FIFO method, our purchases from earlier periods, which were at lower prices, would instead be the first charged to cost of sales. The opposite result could occur during a period of rapid decline in raw material costs.

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

Results of Operations

Non-GAAP Financial Measures

The following discussion of results includes information on our reportable segment sales and segment (or business) operating profit (loss) before interest and tax (“segment EBIT”). Total Segment EBIT is a non-GAAP performance measure, and should not be considered an alternative for Income (loss) from continuing operations before taxes, the most directly comparable GAAP financial measure. In calculating total segment EBIT, we exclude “certain items”, meaning items that management does not consider representative of our fundamental segment results, as well as items that are not allocated to our business segments, such as interest expense and other corporate costs. Our Chief Operating Decision Maker uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe that this non-GAAP measure provides useful supplemental information for our investors as it is an important indicator of the Company’s operational strength and performance. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another. A reconciliation of total segment EBIT to Income from continuing operations before income taxes and equity in net earnings of affiliated companies is set forth within this section.

Definition of Terms

When discussing our income (loss) from operations, we use several terms. The term “product mix” refers to the various types and grades, or mix, of products sold in a particular business or segment during the period, and the positive or negative impact of that mix on the revenue or profitability of the business or segment. The discussion under the heading “(Provision) benefit for income taxes” includes a discussion of our “operating tax rate”. In calculating our operating tax rate, we exclude (i) discrete tax items, which are unusual or infrequent items, (ii) other tax items, including the impact of the timing of losses in certain jurisdictions and the cumulative rate adjustment, and (iii) the impact of the certain items on both operating income and the tax provision. The term “LIFO” includes two factors: (i) the impact of current inventory costs being recognized immediately in cost of goods sold (“COGS”) under a last-in first-out method, compared to the older costs that would have been included in COGS under a first-in first-out method (“COGS impact”); and (ii) the impact of reductions in inventory quantities, causing historical inventory costs to flow through COGS (“liquidation impact”). When we discuss the profitability impact of changes in inventory levels, we refer to the recording of fixed manufacturing costs on either our balance sheet or through our Consolidated Statement of Operations. When inventories increase, we record fixed manufacturing costs on our balance sheet, causing lower fixed costs to be recorded in the Consolidated Statement of Operations and benefiting the recorded profitability of the business. When inventories decrease, the opposite occurs, and additional fixed costs flow through the Consolidated Statement of Operations, unfavorably affecting recorded business profitability.

Cabot is organized into four business segments: the Core Segment, the Performance Segment, the New Business Segment and the Specialty Fluids Segment. Cabot is also organized for operational purposes into three geographic regions: the Americas; Europe, Middle East and Africa; and Asia Pacific. Discussions of all periods reflect these structures.

Overview

During the second quarter and first six months of fiscal 2012, Income from continuing operations before income taxes and equity in net earnings of affiliated companies increased compared to the second quarter and first six months of fiscal 2011. The increase in both comparative periods was principally driven by higher unit margins that resulted from price increases and a favorable product mix. This improvement was partially offset by higher fixed costs due mainly to the startup of additional capacity and higher spending to support growth. Higher volumes also contributed to the improvement in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011. During the second quarter of fiscal 2012, we completed the sale of our Supermetals Business and received the first cash payment related to the sale of $175 million. The gain on the sale is included in Income from discontinued operations, net of tax, presented on the Consolidated Statements of Operations.

Second Quarter and First Six Months Fiscal 2012 versus Second Quarter and First Six Months Fiscal 2011—Consolidated

Net Sales and Gross Profit

	Three months ended March 31		Six months ended March 31
	2012	2011	2012	2011
	(Dollars in millions)
Net sales and other operating revenues	$844	$739	$1,606	$1,433
Gross profit	$173	$134	$316	$265

The $105 million increase in net sales from the second quarter of fiscal 2011 to the second quarter of fiscal 2012 was due primarily to higher prices and a favorable product mix (combined $95 million) and higher volumes ($14 million), partially offset by the absence of business development milestone revenue recorded in the second quarter of fiscal 2011 in the Cabot Elastomer Composites Business ($3 million). For the first six months of fiscal 2012, net sales increased by $173 million when compared to the same period of fiscal 2011. The increase was driven primarily by higher prices and a favorable product mix (combined $191 million) and a benefit from foreign currency translation ($11 million) partially offset by lower volumes ($29 million).

Gross profit increased by $39 million in the second quarter of fiscal 2012 and by $51 million in the first six months of fiscal 2012 when compared to the same periods of fiscal 2011. The increase in both periods was principally driven by higher unit margins as higher prices and a favorable product mix more than offset higher raw material costs. This improvement was partially offset by higher fixed costs due mainly to the startup of additional capacity and higher spending to support growth. Higher volumes also contributed to the improvement in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011.

Selling and Administrative Expenses

	Three months ended March 31		Six months ended March 31
	2012	2011	2012	2011
	(Dollars in millions)
Selling and administrative expenses	$66	$62	$131	$125

Selling and administrative expenses increased by $4 million in the second quarter of fiscal 2012 and $6 million in the first six months of fiscal 2012 when compared to the same periods of fiscal 2011. The increase in both periods was principally driven by higher spending to support growth across our businesses.

Research and Technical Expenses

	Three months ended March 31		Six months ended March 31
	2012	2011	2012	2011
	(Dollars in millions)
Research and technical expenses	$20	$18	$37	$33

Research and technical expenses increased $2 million and $4 million in the second quarter and first six months of fiscal 2012, respectively, when compared to the same periods of fiscal 2011. The increase was primarily due to fees for a new technology licensing agreement ($3 million).

Interest and Dividend Income, Interest Expense and Other (Expense) Income

	Three months ended March 31		Six months ended March 31
	2012	2011	2012	2011
	(Dollars in millions)
Interest and dividend income	$1	$—	$2	$1
Interest expense	$(9)	$(10)	$(19)	$(20)
Other (expense) income	$(3)	$4	$—	$6

Interest and dividend income was $1 million higher in the second quarter and first six months of fiscal 2012 as compared to the same periods in fiscal 2011 due to higher average cash and notes receivable balances during fiscal 2012.

Interest expense remained relatively consistent in the second quarter and first six months of fiscal 2012 as compared to the same periods in fiscal 2011 due to similar debt levels in the comparative periods and our stable mix of fixed rate to variable rate debt.

Other (expense) income in the second quarter and first six months of fiscal 2012 increased $7 million and $6 million, respectively, as compared to the same periods of fiscal 2011. The change in both periods was due to a $3 million benefit from a legal judgment recorded in the second quarter of fiscal 2011 that did not repeat in 2012 and the unfavorable comparison of foreign currency movements.

(Provision) Benefit for Income Taxes

	Three months ended March 31		Six months ended March 31
	2012	2011	2012	2011
	(Dollars in millions)
(Provision) benefit for income taxes	$(23)	$(9)	$(39)	$6

During the second quarter of fiscal 2012, we recorded a tax provision of $23 million, resulting in an overall tax rate of 30%. This amount included a net discrete tax benefit of $1 million. The operating tax rate for the second quarter of fiscal 2012 was 26%. In the second quarter of fiscal 2011, we recorded a net tax provision of $9 million, resulting in an overall 19% tax rate. This amount included net discrete tax benefits of $1 million. The operating tax rate for the second quarter of fiscal 2011 was approximately 22%. The increase in the operating tax rate in fiscal 2012 is primarily due to a change in our geographic mix of earnings and the expiration of the U.S. research and experimentation (“R&E”) credit.

For the first six months of fiscal 2012, we recorded a net tax provision of $39 million, resulting in an overall tax rate of 30%. This amount included a net discrete tax charge of $1 million. The operating tax rate for the first six months of fiscal 2012 was approximately 26%. For the first six months of fiscal 2011, we recorded a net tax benefit of $6 million. This amount included net tax benefits of $23 million from the repatriation of high tax dividends in response to changes in U.S. tax legislation, $2 million from the renewal of the U.S. R&E credit, and $2 million from audit settlements. The operating tax rate for the first six months of fiscal 2011 was approximately 22%. The increase in the operating tax rate in fiscal 2012 is primarily due to a change in our geographic mix of earnings and the expiration of the U.S. R&E credit.

We are currently under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2012, which may impact our tax expense and effective tax rate going forward. We expect our operating tax rate for fiscal 2012 to be between 25% and 27%, which compares to 22% in fiscal 2011.

Equity in Net Earnings of Affiliated Companies and Net Income Attributable to Noncontrolling Interests, Net of Tax

	Three months ended March 31		Six months ended March 31
	2012	2011	2012	2011
	(Dollars in millions)
Equity in net earnings of affiliated companies	$3	$1	$4	$4
Net income attributable to noncontrolling interests, net of tax	$5	$5	$10	$10

Equity in net earnings of affiliated companies for the second quarter of fiscal 2012 increased $2 million from the same period of fiscal 2011 as earnings of our affiliates improved.

Noncontrolling interest in net income is the means by which the minority shareholders’ portion of the income in our consolidated joint ventures is removed from our Consolidated Statement of Operations. For the second quarter and first six months of fiscal 2012, net income attributable to noncontrolling interests was consistent with comparative periods.

Income from Discontinued Operations, net of tax

During fiscal 2011, we entered into an agreement to sell our Supermetals Business and, as such, have classified income from the Supermetals Business as Income from discontinued operations, net of tax. The sale of the Supermetals Business was completed during the second quarter of fiscal 2012. Income from discontinued operations, net of tax, increased $173 million in the second fiscal quarter of fiscal 2012 and $168 million in the first six months of fiscal 2012 when compared to the same periods of fiscal 2011. The increase in both periods was primarily driven by the gain on the sale of the Supermetals Business.

Net Income Attributable to Cabot Corporation

In the second quarter and first six months of fiscal 2012, we reported Net income attributable to Cabot Corporation of $240 million and $286 million, respectively ($3.70 and $4.41 per diluted common share, respectively). This is compared to $51 million and $126 million ($0.76 and $1.89 per diluted common share) in the second quarter and first six months of fiscal 2011, respectively.

Second Quarter and First Six Months Fiscal 2012 versus Second Quarter and First Six Months Fiscal 2011—By Business Segment

Total segment EBIT, certain items, other unallocated items and income from continuing operations before taxes for the three and six months ended March 31, 2012 and 2011 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note N of our consolidated financial statements.

	Three months ended March 31		Six months ended March 31
	2012	2011	2012	2011
	(Dollars in millions)
Total segment EBIT	$123	$95	$204	$169
Certain items	(9)	(7)	(14)	(11)
Other unallocated items	(38)	(40)	(59)	(64)

Income from operations before income taxes	$76	$48	$131	$94

In the second quarter of fiscal 2012, total segment EBIT increased by $28 million when compared to the same period of fiscal 2011. The increase was principally driven by higher volumes ($18 million) and higher unit margins ($30 million) as higher prices and a favorable product mix more than offset the impact of higher raw material costs. These benefits were partially offset by higher fixed costs from the startup of new capacity and spending to support our growth initiatives ($22 million combined).

In the first six months of fiscal 2012, total segment EBIT increased by $35 million when compared to the same period of fiscal 2011. The increase was principally driven by higher unit margins ($66 million) as higher prices and a favorable product mix more than offset the impact of higher raw material costs. The results were partially offset by higher fixed costs from the startup of new capacity and spending to support our growth initiatives ($28 million).

Certain Items

Details of the certain items for the second quarter and first six months of fiscal 2012 and 2011 are as follows:

	Three months ended March 31		Six months ended March 31
	2012	2011	2012	2011
	(Dollars in millions)
Global restructuring activities	$(9)	$(7)	$(12)	$(11)
Environmental reserves and legal settlements	—	—	(2)	—

Total certain items, pre-tax	(9)	(7)	(14)	$(11)

Tax impact of certain items	1	2	2	$3
Tax impact of Japan foreign exchange losses	(3)	—	(3)	—
Discrete tax items	1	1	(1)	26

Total tax certain items	(1)	3	(2)	$29

Total certain items, after tax	$(10)	$(4)	$(16)	$18

In the second quarter and first six months of fiscal 2012, $9 million and $14 million, pre-tax, respectively, of charges related to restructuring initiatives and environmental and legal reserves, and $1 million and $2 million, respectively, of charges for tax related items were recorded as certain items. In the same periods of fiscal 2011, $7 million and $11 million, pre-tax, respectively, of restructuring related charges, and $3 million and $29 million, respectively, of benefit for tax related items were recorded as certain items.

Other Unallocated Items

	Three months ended March 31		Six months ended March 31
	2012	2011	2012	2011
	(Dollars in millions)
Interest expense	$(9)	$(10)	$(19)	$(20)
Equity in net earnings of affiliated companies	(3)	(1)	(4)	(4)
Unallocated corporate costs	(18)	(15)	(32)	(27)
General unallocated expense	(8)	(14)	(4)	(13)

Total other unallocated items	$(38)	$(40)	$(59)	$(64)

In the second quarter of fiscal 2012 costs from Total other unallocated items decreased by $2 million when compared to the same period of fiscal 2011. The decrease was primarily driven by a $6 million decrease in General unallocated expense due to the COGS impact of LIFO accounting from changes in carbon black raw material costs that resulted in a favorable comparison ($4 million) and the absence of certain corporate pension and currency charges in fiscal 2011 that did not repeat in fiscal 2012 ($2 million). These benefits were partially offset by an increase in Unallocated corporate costs driven by fees for a new technology licensing agreement ($3 million). In the first six months of fiscal 2012, costs from Total other unallocated items decreased by $5 million when compared to the same period of fiscal 2011. The decrease was primarily driven by a $9 million decrease in General unallocated expense due to the COGS impact of LIFO accounting from changes in carbon black raw material costs that resulted in a favorable comparison ($6 million) and the absence of certain corporate pension and currency charges in fiscal 2011 that did not repeat in fiscal 2012 ($2 million). These decreases were partially offset by an increase in Unallocated corporate costs driven by fees for a new technology licensing agreement ($3 million).

Core Segment

Sales and EBIT for the Rubber Blacks Business for the second quarter and first six months of fiscal 2012 and fiscal 2011 are as follows:

	Three months ended March 31		Six months ended March 31
	2012	2011	2012	2011
	(Dollars in millions)
Rubber Blacks Business Sales	$534	$458	$1,023	$896
Rubber Blacks Business EBIT	$72	$51	$127	$88

Rubber Blacks Business

In the second quarter of fiscal 2012, sales in the Rubber Blacks Business increased by $76 million when compared to the second quarter of fiscal 2011. The increase was principally driven by higher prices and a favorable product mix (combined $83 million), partially offset by 2% lower volumes ($8 million). In the first six months of fiscal 2012, sales in the Rubber Blacks Business increased by $127 million when compared to the first six months of fiscal 2011. The increase was principally driven by higher prices and a favorable product mix (combined $166 million) and the benefit of foreign currency translation ($9 million), partially offset by lower volumes ($49 million).

EBIT in the Rubber Blacks Business increased by $21 million in the second quarter of fiscal 2012 when compared to the same period of fiscal 2011. The increase was principally driven by higher unit margins ($32 million) as higher prices and a favorable product mix more than offset higher raw material costs. The impact of higher margins more than offset the effect of higher fixed manufacturing costs ($12 million) and lower volumes ($3 million). For the first six months of fiscal 2012 when compared to the same period of fiscal 2011, Rubber Blacks EBIT increased by $39 million driven principally by higher unit margins ($61 million) with higher pricing and a favorable product mix more than offsetting higher raw material costs. The impact of higher margins more than offset the effect of higher fixed manufacturing costs ($13 million) and lower volumes ($16 million).

Performance Segment

Sales and EBIT for the Performance Segment for the second quarter and first six months of fiscal 2012 and fiscal 2011 are as follows:

	Three months ended March 31		Six months ended March 31
	2012	2011	2012	2011
	(Dollars in millions)
Performance Products Business Sales	$173	$159	$324	$291
Fumed Metal Oxides Business Sales	62	63	116	121

Segment Sales	$235	$222	$440	$412

Segment EBIT	$35	$39	$56	$70

In the second quarter of fiscal 2012, sales for the Performance Segment increased by $13 million when compared to the second quarter of fiscal 2011. The increase was principally driven by higher prices and a favorable product mix (combined $13 million). During the second quarter of fiscal 2012, volumes in Performance Products increased by 1% when compared to the same period of fiscal 2011 and Fumed Metal Oxides volumes increased by 4%. The benefit from higher volumes was offset by unfavorable foreign currency translation. During the first six months of fiscal 2012, sales in the Performance Segment increased by $28 million due to higher prices and a favorable product mix (combined $23 million), the impact of higher volumes ($4 million), and the benefit from foreign currency translation ($1 million).

EBIT in the Performance Segment decreased by $4 million in the second quarter of fiscal 2012 when compared to the same quarter of fiscal 2011 driven primarily by higher fixed manufacturing costs from new capacity and the unfavorable impact of declining inventory levels ($8 million combined impact). This decrease was partially offset by higher volumes ($2 million) and higher unit margins ($2 million) from higher pricing and a favorable product mix that more than offset higher raw material costs. For the first six months of fiscal 2012, EBIT was $14 million lower when compared to the first six months of fiscal 2011 driven by higher fixed manufacturing costs from new capacity and higher segment management costs ($18 million combined impact). This decrease was partially offset by improved unit margins ($5 million) from higher pricing and a favorable product mix that more than offset higher raw material costs.

New Business Segment

Sales and EBIT for the New Business Segment for the second quarter and first six months of fiscal 2012 and 2011 are as follows:

	Three months ended March 31		Six months ended March 31
	2012	2011	2012	2011
	(Dollars in millions)
Inkjet Colorants Business Sales	$15	$16	$30	$30
Aerogel Business Sales	5	8	9	11
Superior MicroPowders Sales	3	3	5	6
Cabot Elastomer Composites Sales	7	5	11	9

Segment Sales	$30	$32	$55	$56

Segment EBIT	$—	$4	$—	$4

Sales in the New Business Segment decreased by $2 million and $1 million in the second quarter and first six months of fiscal 2012, respectively, when compared to the same periods of fiscal 2011. The decline in both periods is primarily due to the absence of $3 million of business development milestone revenue recorded in the second quarter of fiscal 2011 in the Cabot Elastomer Composites Business and lower commercial activity in the Aerogel Business. These unfavorable items were partially offset by an increase in volumes in the Inkjet Colorants and Cabot Elastomer Composites Businesses. EBIT in the New Business Segment decreased by $4 million in both the second quarter and the first six months of fiscal 2012 when compared to the same periods of fiscal 2011. The decrease in both periods was driven by the same factors impacting sales in addition to higher fixed manufacturing costs from new capacity in the Inkjet Colorants Business.

Specialty Fluids Segment

Sales and EBIT for the Specialty Fluids Segment for the second quarter and first six months of fiscal 2012 and fiscal 2011 are as follows:

	Three months ended March 31		Six months ended March 31
	2012	2011	2012	2011
	(Dollars in millions)
Segment Sales	$27	$13	$41	$30

Segment EBIT	$16	$1	$21	$7

During the second quarter of fiscal 2012, sales and EBIT in the Specialty Fluids Segment were higher by $14 million and $15 million, respectively, than in the second quarter of fiscal 2011. For the first six months of fiscal 2012, sales and EBIT increased by $11 million and $14 million, respectively, when compared to the same period of fiscal 2011. The increase in Sales and EBIT in both periods was principally due to higher rental revenue from more complex jobs that were larger and longer in duration and a more favorable sales mix of business driven by a significant product sale during the second quarter of fiscal 2012. The significant product sale resulted in a favorable impact of approximately $7 million to EBIT.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, increased by $93 million during the first six months of fiscal 2012. The increase was primarily attributable to cash received from the sale of the Supermetals business, which closed during the second quarter of fiscal 2012, offset by cash used for working capital and the repurchase of approximately 0.9 million shares of our common stock on the open market. At March 31, 2012, we had cash and cash equivalents of $366 million, and current availability under our revolving credit agreement of approximately $534 million. The credit agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants in the credit agreement include interest coverage, debt-to-EBITDA and subsidiary debt to total capitalization ratios. As of March 31, 2012, we were in compliance with all applicable covenants.

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

We generally manage our cash and debt on a global basis to provide for working capital requirements as needed by region or site. Cash and debt are generally denominated in the local currency of the subsidiary holding the assets or liabilities, except where there are operational cash flow reasons to hold non-functional currency or debt. As of March 31, 2012 our USD equivalent holdings by region were: Asia Pacific $100 million, Europe $166 million, and the Americas $100 million, which included $68 million in the U.S.

Discontinued Operations

Our Consolidated Statements of Cash Flows have been presented to include discontinued operations with continuing operations. Therefore, unless noted otherwise, the following discussion of our cash flows and liquidity position include both continuing and discontinued operations.

In January 2012, we completed the sale of our Supermetals Business, which we classified as discontinued operations beginning in the fourth quarter of fiscal 2011 when we entered into the sale and purchase agreement for its sale. A detailed discussion of the transaction and the consideration we received appears in Note C in the Consolidated Financial Statements. In connection with the sale, we received $175 million on the closing date and notes for additional minimum consideration totaling approximately $277 million payable at various dates through March 2014.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows.

Cash Flows from Operating Activities

Cash generated from operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $93 million in the first six months of fiscal 2012 compared to $58 million during the same period of fiscal 2011. Cash generated from operating activities in the first six months of fiscal 2012 was driven primarily by net income of $296 million, of which $186 million represents the gain on sale of the Supermetals Business, plus $74 million of depreciation and amortization. These increases were partially offset by a net increase in working capital of $107 million (inventories plus accounts and notes receivable, less accounts payable and accrued liabilities). Our working capital increase during the first six months of fiscal 2012 was driven by higher raw material costs and higher pricing, and is comprised of higher accounts receivables of $105 million, higher inventories of $52 million, and higher accounts payable and accrued liabilities of $50 million.

Cash generated from operating activities in the first six months of fiscal 2011 was driven primarily by net income of $136 million plus $70 million of depreciation and amortization partially offset by a net increase in working capital of $124 million and non-cash tax benefits of $18 million. Our working capital increase during the first six months of fiscal 2011 was driven by higher raw material costs and higher pricing, and is comprised of lower accounts payable and accrued liabilities of $46 million, higher inventories of $46 million and higher accounts receivable of $32 million.

In addition to the items noted above, the following elements of operations have had or will have a bearing on operating cash flows:

Restructurings—As of March 31, 2012, we had $11 million of total restructuring costs in accrued expenses in the consolidated balance sheet related to our global restructuring activities. We made cash payments of $6 million during the first six months of fiscal 2012 related to these restructuring plans. We expect to make cash payments related to these restructuring activities of approximately $11 million in fiscal 2012 and $3 million thereafter (which includes the $11 million accrued in the Consolidated Balance Sheet as of March 31, 2012).

Environmental and Litigation Matters—We have recorded a $6 million reserve on both a discounted and undiscounted basis as of March 31, 2012 for environmental remediation costs at various sites. These sites are primarily associated with businesses divested in prior years. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Additionally, as of March 31, 2012 we have recorded a $10 million reserve on a discounted basis ($15 million on an undiscounted basis) for respirator claims. These expenditures will also be incurred over several years. We also have other litigation costs arising in the ordinary course of business.

We expect cash on hand and cash provided from operations will be adequate to fund any cash requirements relating to restructuring, environmental and pending litigation matters.

Venezuela

We own 49% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of March 31, 2012, these subsidiaries carried the operating affiliate investment of $25 million, and held 19 million bolivars ($4 million) in cash and dividends receivable.

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

Cash Flows from Investing Activities

Cash flows from investing activities were primarily driven by cash received from the sale of the Supermetals business offset by capital expenditures and provided $52 million of cash in the first six months of fiscal 2012 compared to cash consumed of $73 million in fiscal 2011. In the first six months of fiscal 2012, cash received from the sale of the Supermetals business was $175 million offset by capital expenditures of $117 million. Capital expenditures in fiscal 2012 were primarily related to sustaining and replacement capital projects for our operating facilities, investments in energy recovery technology, expansion of our global manufacturing footprint and capital spending required for process technology and product differentiation projects.

Capital expenditures in the first six months of fiscal 2011 of $72 million were primarily related to replacement capital for our operating facilities, investments in energy recovery technology, expansion of our manufacturing footprint in the Asia Pacific region and capital spending required for process technology and product differentiation projects.

Capital expenditures for the remainder of fiscal 2012 are expected to be between $80 million to $130 million. Our planned capital spending program for the remainder of fiscal 2012 is primarily for higher spending for ongoing sustaining and replacement capital as well as investments in energy related projects and capacity expansions.

Cash Flows from Financing Activities

Financing activities consumed $62 million of cash during the first six months of fiscal 2012 compared to $14 million of cash during the first six months of fiscal 2011. In both periods, financing cash outflows included dividend payments to our shareholders of $24 million. In addition, during the first six months of fiscal 2012, financing cash outflows included the repurchase of approximately 0.9 million shares of our common stock on the open market for approximately $30 million and net debt repayments of $16 million. In the first six months of fiscal 2011, cash outflows were offset by a net increase in debt of $10 million.

Purchase Commitments

We have entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at March 31, 2012.

	Payments Due by Fiscal Year
	Remainder of fiscal 2012	2013	2014	2015	2016	Thereafter	Total
	(Dollars in millions)
Core Segment	$204	$259	$262	$258	$214	$2,865	$4,062
Performance Segment	7	32	31	31	30	285	416
Specialty Fluids Segment	3	2	—	—	—	—	5
New Business Segment	1	2	—	—	—	—	3

Total	$215	$295	$293	$289	$244	$3,150	$4,486

Off-balance sheet arrangements

Cabot has no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations concerning the receipt of the cash proceeds due to us from the divestiture of our Supermetals Business; the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with the closing of certain manufacturing facilities and restructuring initiatives; the amount and timing of payments associated with environmental remediation and respirator claims; the outcome of pending litigation and environmental matters; our expected tax rate for fiscal 2012; cash requirements and uses of available cash, including anticipated capital spending; and our ability to meet cash requirements for the foreseeable future.

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

IV. Recently Issued Accounting Pronouncements – Not Yet Adopted

None with material impact.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended March 31, 2012 does not differ materially from that discussed under Item 7A of our 2011 10-K.

Item 4.	Controls and Procedures

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of both March 31, 2012 and September 30, 2011, there were approximately 42,000 claimants in pending cases asserting claims against AO in connection with respiratory products. We have a reserve to cover our expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2062. At March 31, 2012 and September 30, 2011, the reserve was $10 million and $11 million, respectively, on a discounted basis ($15 million and $16 million on an undiscounted basis at March 31, 2012 and September 30, 2011, respectively). Cash payments related to this liability were $1 million and $3 million in the first six months of fiscal 2012 and 2011, respectively

Other Matters

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended March 31, 2012:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2012 – January 31, 2012	3,521	$34.74	—	1,811,757
February 1, 2012 – February 29, 2012	1,284	$40.60	—	1,811,757
March 1, 2012 – March 31, 2012	720	$40.55	—	1,811,757

Total	5,525		—

(1)

On May 11, 2007, we publicly announced that the Board of Directors authorized us to repurchase five million shares of our common stock on the open market or in privately negotiated transactions. On September 14, 2007, the Board of Directors increased the share repurchase authorization to 10 million shares (the “2007 Authorization”). This authorization does not have a set expiration date. We did not repurchase any shares under this authorization during the second quarter of fiscal 2012.

In addition to the 2007 Authorization, in certain circumstances the Board has authorized us to repurchase shares of restricted stock purchased by recipients of certain long-term incentive awards after such shares vest to satisfy tax withholding obligations and associated loan repayment liabilities. The shares are repurchased from employees at fair market value. During the second quarter of fiscal 2012, we repurchased 5,525 shares from employees under this authorization.

Item 6.	Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description

Exhibit 10.1*	Credit Agreement, dated August 26, 2011, among Cabot Corporation, JPMorgan Chase Bank, N.A., J. P. Morgan Securities LLC, Citigroup Global Markets Inc., Citibank, N.A., Bank of America, N.A., and Mizuho Corporate Bank, Ltd. and the other lenders party thereto.

Exhibit 10.2*	Amended and Restated Sale and Purchase Agreement dated August 24, 2011 by and among Cabot Corporation, GAM International Pty Ltd, Global Advanced Metals USA, Inc., and Global Advanced Metals Pty Ltd.

Exhibit 10.3†	2009 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2012 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2012).

Exhibit 10.4*†	Amendment to Cabot Corporation Senior Management Severance Protection Plan, dated January 13, 2012.

Exhibit 10.5*†	Cabot Corporation Amended and Restated Senior Management Severance Protection Plan, dated March 9, 2012.

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS**	XBRL Instance Document.

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB**	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six months ended March 31, 2012 and 2011; (ii) the Consolidated Balance Sheets at March 31, 2012 and September 30, 2011; (iii) the Consolidated Statement of Cash Flows for the six months ended March 31, 2012 and 2011; (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the six months ended March 31, 2012 and 2011; and (v) Notes to the Consolidated Financial Statements, March 31, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: May 7, 2012	By:	/s/ EDUARDO E. CORDEIRO
Eduardo E. Cordeiro
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: May 7, 2012	By:	/s/ JAMES P. KELLY
James P. Kelly
Vice President and Controller
(Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 10.1*	Credit Agreement, dated August 26, 2011, among Cabot Corporation, JPMorgan Chase Bank, N.A., J. P. Morgan Securities LLC, Citigroup Global Markets Inc., Citibank, N.A., Bank of America, N.A., and Mizuho Corporate Bank, Ltd. and the other lenders party thereto.

Exhibit 10.2*	Amended and Restated Sale and Purchase Agreement dated August 24, 2011 by and among Cabot Corporation, GAM International Pty Ltd, Global Advanced Metals USA, Inc., and Global Advanced Metals Pty Ltd.

Exhibit 10.3†	2009 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2012 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2012).

Exhibit 10.4*†	Amendment to Cabot Corporation Senior Management Severance Protection Plan, dated January 13, 2012.

Exhibit 10.5*†	Cabot Corporation Amended and Restated Senior Management Severance Protection Plan, dated March 9, 2012.

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS**	XBRL Instance Document.

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB**	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six months ended March 31, 2012 and 2011; (ii) the Consolidated Balance Sheets at March 31, 2012 and September 30, 2011; (iii) the Consolidated Statement of Cash Flows for the six months ended March 31, 2012 and 2011; (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the six months ended March 31, 2012 and 2011; and (v) Notes to the Consolidated Financial Statements, March 31, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.