Form 10-Q
period 2012-06-30
CABOT CORP
filed 2012-08-06
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer (Do not check if a smaller reporting company) ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

As of July 30, 2012 the Company had 63,294,813 shares of Common Stock, par value $1 per share, outstanding.

CABOT CORPORATION INDEX

Part I.    Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
	(In millions, except per share amounts)
Net sales and other operating revenues	$846	$836	$2,452	$2,269
Cost of sales	671	684	1,961	1,852

Gross profit	175	152	491	417
Selling and administrative expenses	68	61	199	186
Research and technical expenses	17	16	54	49

Income from operations	90	75	238	182
Interest and dividend income	1	1	3	2
Interest expense	(11)	(9)	(30)	(29)
Other (expense) income	(2)	(5)	(2)	1

Income from continuing operations before income taxes and equity in net earnings of affiliated companies	78	62	209	156
Provision for income taxes	(16)	(10)	(55)	(4)
Equity in net earnings of affiliated companies	4	2	8	6

Income from continuing operations	66	54	162	158
Income from discontinued operations, net of tax	4	13	204	45

Net income	70	67	366	203
Net income attributable to noncontrolling interests, net of tax	4	7	14	17

Net income attributable to Cabot Corporation	$66	$60	$352	$186

Weighted-average common shares outstanding, in millions:
Basic	63.4	64.7	63.3	64.6

Diluted	64.3	65.6	64.2	65.4

Income per common share:
Basic:
Income from continuing operations attributable to Cabot Corporation	$0.97	$0.74	$2.32	$2.16
Income from discontinued operations	0.07	0.19	3.18	0.68

Net income attributable to Cabot Corporation	$1.04	$0.93	$5.50	$2.84

Diluted:
Income from continuing operations attributable to Cabot Corporation	$0.96	$0.73	$2.29	$2.13
Income from discontinued operations	0.06	0.19	3.14	0.68

Net income attributable to Cabot Corporation	$1.02	$0.92	$5.43	$2.81

Dividends per common share	$0.20	$0.18	$0.56	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	June 30, 2012	September 30, 2011
	(In millions)
Current assets:
Cash and cash equivalents	$407	$286
Accounts and notes receivable, net of reserve for doubtful accounts of $4 and $4	710	659
Inventories:
Raw materials	113	120
Work in process	3	3
Finished goods	255	233
Other	40	37

Total inventories	411	393
Prepaid expenses and other current assets	64	76
Deferred income taxes	25	35
Current assets held for sale	—	106

Total current assets	1,617	1,555

Property, plant and equipment, net	1,073	1,036
Goodwill	40	40
Equity affiliates	69	60
Assets held for rent	47	46
Notes receivable from sale of business	243	—
Deferred income taxes	187	261
Other assets	93	104
Noncurrent assets held for sale	—	39

Total assets	$3,369	$3,141

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	June 30, 2012	September 30, 2011
	(In millions, except share amounts)
Current liabilities:
Notes payable to banks	$102	$86
Accounts payable and accrued liabilities	440	461
Income taxes payable	43	34
Deferred income taxes	7	6
Current portion of long-term debt	38	57
Current liabilities held for sale	—	12

Total current liabilities	630	656

Long-term debt	559	556
Deferred income taxes	10	8
Other liabilities	280	299
Noncurrent liabilities held for sale	—	6
Commitments and contingencies (Note F)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Issued and Outstanding : None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 63,538,821 and 63,894,443 shares
Outstanding: 63,284,702 and 63,860,777 shares	64	64
Less cost of 254,119 and 33,666 shares of common treasury stock	(8)	(1)
Additional paid-in capital	16	18
Retained earnings	1,630	1,314
Deferred employee benefits	(10)	(14)
Accumulated other comprehensive income	71	106

Total Cabot Corporation stockholders’ equity	1,763	1,487
Noncontrolling interests	127	129

Total stockholders’ equity	1,890	1,616

Total liabilities and stockholders’ equity	$3,369	$3,141

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended June 30
	2012	2011
	(In millions)
Cash Flows from Operating Activities:
Net income	$366	$203
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	111	105
Deferred tax provision (benefit)	18	(16)
Gain on sale of business, net of tax	(190)	—
Loss on sale of property, plant and equipment	3	3
Equity in net earnings of affiliated companies	(8)	(6)
Non-cash compensation	16	16
Changes in assets and liabilities:
Accounts and notes receivable	(75)	(96)
Inventories	(55)	(46)
Prepaid expenses and other current assets	21	2
Accounts payable and accrued liabilities	5	(39)
Income taxes payable	(23)	(14)
Other liabilities	(2)	—
Cash dividends received from equity affiliates	4	4
Other	(7)	1

Cash provided by operating activities	184	117

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(176)	(129)
Proceeds from sale of business	181	—
Receipts from notes receivable from sale of business	22	—
Increase in assets held for rent	—	(7)
Investment in equity affiliate	—	(2)

Cash used in investing activities	27	(138)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	69	43
Repayments under financing arrangements	(62)	(35)
Proceeds from long-term debt	8	—
Repayments of long-term debt	(24)	(20)
Increase in notes payable to banks, net	9	23
Proceeds from cash contributions received from noncontrolling stockholders	4	—
Purchases of common stock	(36)	(9)
Proceeds from sales of common stock	9	4
Cash dividends paid to noncontrolling interests	(16)	(9)
Cash dividends paid to common stockholders	(36)	(35)
Proceeds from restricted stock loan payments	1	3

Cash used in financing activities	(74)	(35)

Effect of exchange rate changes on cash	(16)	13

Increase (decrease) in cash and cash equivalents	121	(43)
Cash and cash equivalents at beginning of period	286	387

Cash and cash equivalents at end of period	$407	$344

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Nine Months Ended June 30, 2011

(In millions, except shares in thousands)

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Accumulated Other Comprehensive Income	Cabot Corporation Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Comprehensive Income
	Shares	Cost
Balance at September 30, 2010	65,370	$63	$46	$1,125	$(20)	$88	$1,302	$115	$1,417
Net income attributable to Cabot Corporation				186						$186
Foreign currency translation adjustment, net of tax						39				39
Change in unrealized loss on investments and derivatives, net of tax						(1)				(1)

Total other comprehensive loss										38

Comprehensive income attributable to Cabot Corporation, net of tax(1)							224			$224

Net income attributable to noncontrolling interests, net of tax								17		$17
Noncontrolling interests foreign currency adjustment								4		4

Comprehensive income attributable to noncontrolling interests, net of tax(1)										21

Comprehensive income(1)									245	$245

Noncontrolling interests - dividends								(11)	(11)
Cash dividends paid to common stockholders				(35)			(35)		(35)
Issuance of stock under employee compensation plans, net of forfeitures	268	1	7				8		8
Amortization of share-based compensation			13				13		13
Purchase and retirement of common and treasury stock	(232)	—	(9)				(9)		(9)
Notes receivable for restricted stock-payments			3				3		3
Principal payment by Employee Stock Ownership Plan under guaranteed loan					4		4		4

Balance at June 30, 2011	65,406	$64	$60	$1,276	$(16)	$126	$1,510	$125	$1,635

(1)

Comprehensive income for the three months ended June 30, 2011 was $86 million, which consists of comprehensive income attributable to Cabot Corporation, net of tax, of $78 million and comprehensive income attributable to noncontrolling interests, net of tax, of $8 million.

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Nine Months Ended June 30, 2012

(In millions, except shares in thousands)

UNAUDITED

	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Accumulated Other Comprehensive Income	Cabot Corporation Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Comprehensive Income
	Shares	Cost
Balance at September 30, 2011	63,861	$63	$18	$1,314	$(14)	$106	$1,487	$129	$1,616
Net income attributable to Cabot Corporation				352						$352
Foreign currency translation adjustment, net of tax						(32)				(32)
Change in employee benefit plans, net of tax						(3)				(3)

Total other comprehensive income										(35)

Comprehensive income attributable to Cabot Corporation, net of tax(1)							317			$317

Net income attributable to noncontrolling interests, net of tax								14		$14
Noncontrolling interests foreign currency adjustment								(3)		(3)

Comprehensive income attributable to noncontrolling interests, net of tax(1)										11

Comprehensive income(1)									328	$328

Contribution from noncontrolling interests								4	4
Noncontrolling interests - dividends								(17)	(17)
Cash dividends paid to common stockholders				(36)			(36)		(36)
Issuance of stock under employee compensation plans, net of forfeitures	546	2	13				15		15
Amortization of share-based compensation			11				11		11
Purchase and retirement of common stock	(872)	(1)	(27)				(28)		(28)
Purchase of common stock held in treasury	(250)	(8)					(8)		(8)
Notes receivable for restricted stock - payments			1				1		1
Principal payment by Employee Stock Ownership Plan under guaranteed loan					4		4		4

Balance at June 30, 2012	63,285	$56	$16	$1,630	$(10)	$71	$1,763	$127	$1,890

(1)	Comprehensive income for the three months ended June 30, 2012 was $29 million, which consists of comprehensive income attributable to Cabot Corporation, net of tax, of $29 million.

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 2012 and 2011. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

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

Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price.

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments:

	Three months ended June 30		Nine months ended June 30
	2012	2011	2012	2011
Core Segment	63%	65%	65%	65%
Performance Segment	30%	30%	29%	30%
New Business Segment	4%	4%	3%	4%
Specialty Fluids Segment	3%	1%	3%	1%

Cabot derives substantially all of its revenues from the sale of products in the Core and Performance Segments. Revenue from these products is typically recognized when the product is shipped and title and risk of loss have passed to the customer. The Company offers certain of its customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction in sales at the time revenue is recognized and are estimated based on historical experience and contractual obligations. Cabot periodically reviews the assumptions underlying its estimates of discounts and volume rebates and adjusts its revenues accordingly.

Revenue in the New Business Segment is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Depending on the nature of the contract with the customer, a portion of the segment’s revenue may be recognized using proportional performance.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

UNAUDITED

A significant portion of the revenue in the Specialty Fluids Segment arises from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. The Company also generates revenues from the sale of cesium formate outside of a rental process and revenue is recognized upon delivery of the fluid.

Cabot maintains allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both a historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the first nine months of fiscal 2012 and 2011 were immaterial. There is no off-balance sheet credit exposure related to customer receivable balances.

Cost of Sales

Cost of sales consists of cost of raw and packaging materials, direct manufacturing costs, depreciation, internal transfer costs, inspection costs, inbound and outbound freight and shipping and handling costs, plant purchasing and receiving costs and other overhead expense necessary to manufacture the products.

Selling and Administrative Expenses

Selling and administrative expenses consist of salaries and fringe benefits of sales and office personnel, general office expenses and other expenses not directly related to manufacturing operations.

Goodwill

Goodwill is comprised of the cost of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment annually, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value.

Goodwill is tested for impairment at the reporting unit level annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. The Company has three reporting units that carry goodwill balances: Rubber Blacks, Fumed Metal Oxides, and Security Materials. During fiscal 2012, the Company adopted the authoritative guidance that simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value amount and as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Alternatively, the Company may elect to proceed directly to the two-step goodwill impairment test. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative evaluation is performed under the two-step impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, the Company performs an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less than its carrying amount, an impairment is recognized for the difference. The Company primarily utilizes a discounted cash flow methodology to calculate the fair value of its reporting units. See Note E for further information on goodwill.

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

June 30, 2012

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

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $52 million and $53 million higher as of June 30, 2012 and September 30, 2011, respectively. The cost of Specialty Fluids inventories is determined using the average cost method. The cost of other U.S. and all non-U.S. inventories is determined using the FIFO method.

During the three and nine months ended June 30, 2012, inventory quantities were reduced at the Company’s U.S. Rubber Blacks and Performance Products sites. These reductions led to liquidations of LIFO inventory quantities and resulted in a decrease of cost of goods sold of $1 million and an increase in net income of $1 million ($0.01 per diluted common share). No such reductions occurred in either the three or nine months ended June 30, 2011.

Cabot reviews inventory for both potential obsolescence and potential declines in anticipated selling prices. In this review, the Company makes assumptions about the future demand for and market value of the inventory, and based on these assumptions estimates the amount of any obsolete, unmarketable, slow moving or overvalued inventory. Cabot writes down the value of these inventories by an amount equal to the difference between the cost of the inventory and its estimated market value. There were no significant write-downs in either the three or nine months ended June 30, 2012 or 2011.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

UNAUDITED

C. Discontinued Operations

In January 2012, the Company completed the sale of its Supermetals Business to Global Advanced Metals Pty Ltd., an Australian company (“GAM”), pursuant to a Sale and Purchase Agreement (“SPA”) entered into between the Company and GAM in August 2011. The total minimum consideration for the sale was approximately $450 million, including cash consideration of $175 million received on the closing date. In addition, the Company (i) received two-year promissory notes, which may be prepaid by GAM at any time prior to maturity, for total aggregate payments of $215 million (consisting of principal, imputed interest and a prepayment penalty, if applicable), secured by liens on the property and assets of the acquired business and guaranteed by the GAM corporate group and (ii) will receive quarterly cash payments in each calendar quarter that the promissory notes are outstanding in an amount equal to 50% of cumulative year to date adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) of the acquired business for the relevant calendar quarter. Regardless of the Adjusted EBITDA generated, a minimum payment of $11.5 million is guaranteed in the first year following the closing of the transaction pursuant to one-year promissory notes. Together, these notes are referred to as the “GAM Promissory Notes”. The Company has accounted for the Adjusted EBITDA payments as part of the notes as the required payments are not freestanding instruments, and are connected with the repayment of the GAM Promissory Notes.

Included in the $450 million minimum consideration the Company will receive for the sale of the business is approximately $50 million for the excess Supermetals inventory the Company sold to GAM in connection with the transaction. Payment for the excess inventory was made with a two-year promissory note (“the GAM Inventory Note”), which is also secured by liens on the property and assets of the acquired business and guaranteed by the GAM corporate group. The GAM Inventory Note may be repaid at any time, and is subject to prepayment if excess cash flows, as defined in the agreement, are generated by the business. The GAM Inventory Note bears interest of 10% per annum beginning January 2013. If the GAM Promissory Notes are prepaid in full, the GAM Inventory Note must also be prepaid. Other than the $11.5 million guaranteed to be paid within the first year, the remaining balance of the GAM Promissory Notes and Inventory Note will mature in the second quarter of fiscal 2014.

The GAM Promissory Notes and Inventory Note (referred to collectively as the “GAM Notes”) were recorded at their fair value of $273 million at the closing date. The fair value of the GAM Notes was based on the timing of expected cash flows and appropriate discount rates. The difference between the carrying value of the GAM Notes and the contractual payment obligation (the discount) is being accreted into interest income over the term of the GAM Notes. Payments made while the GAM Promissory Notes are outstanding that are contingent upon the finalization of the annual Adjusted EBITDA calculation will be recognized into interest income when such amount is known. The carrying value of the GAM Notes at June 30, 2012 is $253 million, of which $10 million is included in Prepaid expenses and other current assets on the Consolidated Balance Sheet as of June 30, 2012 and $243 million is presented as Notes receivable from sale of business.

The Company recorded an after-tax gain on the sale of $4 million, which is included in Income from discontinued operations, net of tax in the Consolidated Statements of Operations for the three months ended June 30, 2012 related to amounts received as post-closing purchase price adjustments. The Company recorded an after-tax gain on the sale of $190 million, which is included in Income from discontinued operations, net of tax in the Consolidated Statements of Operations for the nine months ended June 30, 2012. Additional amounts relating to pension settlements and other items as defined in the SPA will be recognized as discontinued operations when finalized or settled.

The operating results of the Supermetals Business prior to the sale are reported within Income from discontinued operations, net of tax, in the Consolidated Statements of Operations and have been excluded from segment results presented in Note N. The assets and liabilities associated with the Supermetals Business are presented as Assets held for sale and Liabilities held for sale in the Consolidated Balance Sheet as of September 30, 2011. All previously reported financial information has been recast to conform to the current presentation.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

UNAUDITED

The following table summarizes the results from discontinued operations during the three months and nine months ended June 30, 2012 and 2011:

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
	(Dollars in millions)
Net sales and other operating revenues	$—	$47	$46	$158

Income from operations before income taxes	—	21	21	69
Provision for income taxes on operations	—	(8)	(7)	(24)

Income from operations, net of tax	—	13	14	45

Gain on sale of discontinued operations	6	—	300	—
Provision for income taxes on gain on sale	(2)	—	(110)	—

Gain on sale of discontinued operations, net of tax	4	—	190	—

Income from discontinued operations, net of tax	$4	$13	$204	$45

The following table summarizes the assets and liabilities held for sale in the Company’s Consolidated Balance Sheet as of September 30, 2011. There are no material assets and liabilities held for sale of as June 30, 2012.

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

In connection with the sale of the Supermetals Business, the parties entered into a tantalum ore supply agreement under which the Company will sell to GAM all of the tantalum ore mined at the Company’s mine in Manitoba, Canada, subject to a maximum amount, for a three-year period commencing in 2013. The Company also entered into a short-term transition services agreement for the Company to provide certain information technology applications and infrastructure and various administrative services to GAM in exchange for one time and monthly service fees. The future continuing cash flows from the disposed business to Cabot resulting from the tantalum ore supply agreement and transition services agreement are not significant and do not constitute a material continuing financial interest in the Supermetals Business. Revenues, costs and expenses arising from the tantalum ore supply agreement and transition services agreement are included in the Company’s continuing operations.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

UNAUDITED

D. Employee Benefit Plans

Curtailment of employee benefit plan

During the nine months ended June 30, 2012, the Company incurred curtailments and settlement losses (gains) in the U.S. and foreign employee benefit plans as a result of the sale of the Supermetals business and the freezing of two defined benefit plans in foreign affiliates. The net impact of these items was a $1 million loss during the nine months ended June 30, 2012. During the first nine months of fiscal 2011, the Company incurred a curtailment in one of its foreign employee benefit plans as a result of the action taken in the 2009 Global Restructuring Plan. Associated with this curtailment, the Company recognized a $1 million benefit in the first nine months of fiscal 2011.

Net periodic defined benefit pension and other postretirement benefit costs

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended June 30
	2012		2011		2012		2011
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$1	$2	$1	$2	$—	$—	$—	$—
Interest cost	1	3	2	2	1	1	1	—
Expected return on plan assets	(2)	(3)	(2)	(3)	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	—	—
Amortization of actuarial loss	—	1	—	—	—	—	—	—
Curtailment/settlement loss (gain)	—	—	—	—	—	—	—	—

Net periodic benefit cost	$—	$3	$1	$1	$1	$1	$1	$—

	Nine Months Ended June 30
	2012		2011		2012		2011
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$4	$5	$3	$5	$—	$—	$1	$—
Interest cost	4	8	6	6	2	1	3	—
Expected return on plan assets	(6)	(9)	(6)	(9)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(2)	—	(2)	—
Amortization of actuarial loss	1	2	—	2	—	—	—	—
Curtailment/settlement loss (gain)	1	1	—	(1)	(1)	—	—	—

Net periodic benefit cost	$4	$7	$3	$3	$(1)	$1	$2	$—

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

UNAUDITED

E. Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each reporting unit with goodwill balances for the periods ended June 30, 2012 and September 30, 2011 are as follows:

	Rubber Blacks	Fumed Metal Oxides	Security Materials	Total
	(Dollars in millions)
Balance at September 30, 2011	$27	$11	$2	$40
Foreign currency translation adjustment	1	(1)	—	—

Balance at June 30, 2012	$28	$10	$2	$40

Goodwill impairment tests are performed at least annually. The Company performed its annual impairment assessment as of March 31, 2012 and determined there was no impairment. During the third quarter of fiscal 2012, the Company changed its annual goodwill impairment testing date from March 31 to May 31 of each year, which did not result in any delay, acceleration or avoidance of impairment. The Company believes this date of the annual goodwill impairment test is preferable because it aligns with the timing of the Company’s annual strategic planning process. This change was applied prospectively beginning on May 31, 2012; retrospective application to prior periods is impracticable as the Company is unable to objectively determine, without the use of hindsight, the assumptions that would have been used in those earlier periods. In connection with this change, the Company performed an impairment assessment as of May 31, 2012 and it was concluded that there was no impairment.

Cabot does not have any indefinite-lived intangible assets. Cabot had $3 million of finite-lived intangible assets as of both June 30, 2012 and September 30, 2011. Intangible assets are amortized over their estimated useful lives, which range from six to fourteen years, with a weighted average period of twelve years. Amortization relative to these intangible assets is expected to aggregate to less than $1 million per year over the next five years.

F. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at June 30, 2012.

	Payments Due by Fiscal Year
	Remainder of fiscal 2012	2013	2014	2015	2016	Thereafter	Total
	(Dollars in millions)
Core Segment	$94	$254	$244	$246	$210	$2,807	$3,855
Performance Segment	9	38	33	33	32	285	430
Specialty Fluids Segment	2	2	—	—	—	—	4

Total	$105	$294	$277	$279	$242	$3,092	$4,289

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

June 30, 2012

UNAUDITED

Contingencies

Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Matters

As of June 30, 2012 and September 30, 2011, Cabot had $5 million and $6 million, respectively, on a discounted basis ($6 million and $7 million on an undiscounted basis at June 30, 2012 and September 30, 2011, respectively), reserved for environmental matters primarily related to divested businesses. These amounts represent Cabot’s best estimates of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Cash payments related to these environmental matters were $1 million and $2 million, respectively, in each of the first nine months of fiscal 2012 and 2011.

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

As of June 30, 2012 and September 30, 2011, there were approximately 41,000 and 42,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2062. At June 30, 2012 and September 30, 2011, the reserve was $9 million and $11 million, respectively, on a discounted basis ($14 million and $16 million on an undiscounted basis at June 30, 2012 and September 30, 2011, respectively). Cash payments related to this liability were $2 million and $3 million in the first nine months of fiscal 2012 and 2011, respectively.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

UNAUDITED

G. Income Tax Uncertainties

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2011 tax years remain subject to examination by the IRS and various tax years from 2004 through 2011 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2001 through 2011 remain subject to examination by their respective tax authorities. Cabot’s significant non-U.S. jurisdictions include Australia, Canada, China, France, Germany, Italy, Japan, Malaysia, the Netherlands, and the United Kingdom.

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

During the three and nine months ended June 30, 2012, there were no material changes in the amount of unrecognized tax benefits.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

UNAUDITED

H. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
	(Dollars and shares in millions, except per share amounts)
Basic EPS:
Net income attributable to Cabot Corporation	$66	$60	$352	$186
Less: Dividends and dividend equivalents to participating securities	—	—	—	1
Less: Undistributed earnings allocated to participating securities(1)	—	—	3	2

Earnings allocated to common shareholders (numerator)	$66	$60	$349	$183

Weighted average common shares and participating securities outstanding	64.0	65.4	63.9	65.4
Less: Participating securities(1)	0.6	0.7	0.6	0.8

Adjusted weighted average common shares (denominator)	63.4	64.7	63.3	64.6

Amounts per share - basic:
Income from continuing operations attributable to Cabot Corporation	$0.97	$0.74	$2.32	$2.16
Income from discontinued operations	0.07	0.19	3.18	0.68

Net income attributable to Cabot Corporation	$1.04	$0.93	$5.50	$2.84

Diluted EPS:
Earnings allocated to common shareholders	$66	$60	$349	$183
Plus: Earnings allocated to participating securities	—	—	3	3
Less: Adjusted earnings allocated to participating securities(2)	—	—	(3)	(3)

Earnings allocated to common shareholders (numerator)	$66	$60	$349	$183

Adjusted weighted average common shares outstanding	63.4	64.7	63.3	64.6
Effect of dilutive securities:
Common shares issuable(3)	0.9	0.9	0.9	0.8

Adjusted weighted average common shares (denominator)	64.3	65.6	64.2	65.4

Amounts per share - diluted:
Income from continuing operations attributable to Cabot Corporation	$0.96	$0.73	$2.29	$2.13
Income from discontinued operations	0.06	0.19	3.14	0.68

Net income attributable to Cabot Corporation	$1.02	$0.92	$5.43	$2.81

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

UNAUDITED

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
	(Dollars in millions)
Calculation of undistributed earnings:
Net income attributable to Cabot Corporation	$66	$60	$352	$186
Less: Dividends declared on common stock	12	11	36	34
Less: Dividends declared on participating securities	—	—	—	1

Undistributed earnings	$54	$49	$316	$151

Allocation of undistributed earnings:
Undistributed earnings allocated to common shareholders	$54	$49	$313	$149
Undistributed earnings allocated to participating shareholders	—	—	3	2

Undistributed earnings	$54	$49	$316	$151

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.

(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Supplemental Retirement Savings Plan; and (iii) assumed issuance of shares under outstanding performance-based stock unit awards issued under Cabot’s equity incentive plans. For the three and nine months ended June 30, 2012 , 236,000 and 392,000 incremental shares of common stock, respectively, were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three and nine months ended June 30, 2011, 121,000 and 271,000 incremental shares of common stock, respectively, were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

UNAUDITED

I. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
	(Dollars in millions)
Cost of sales	$2	$5	$13	$15
Selling and administrative expenses	—	—	1	1

Total	$2	$5	$14	$16

Details of these restructuring activities and the related reserves during the three months ended June 30, 2012 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Asset Sales	Other	Total
	(Dollars in millions)
Reserve at March 31, 2012	$7	$2	$—	$—	$2	$11
Charges	—	—	1	1	—	2
Costs charged against assets/liabilities	—	—	(1)	(1)	—	(2)
Cash paid	(3)	(1)	—	—	—	(4)

Reserve at June 30, 2012	$4	$1	$—	$—	$2	$7

Details of these restructuring activities and the related reserves during the nine months ended June 30, 2012 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Asset Sales	Other	Total
	(Dollars in millions)
Reserve at September 30, 2011	$9	$—	$—	$—	$2	$11
Charges	3	3	5	1	2	14
Costs charged against assets / liabilities	(1)	—	(5)	(2)	—	(8)
Proceeds from sale	—	—	—	1	—	1
Cash paid	(7)	(2)	—	—	(2)	(11)

Reserve at June 30, 2012	$4	$1	$—	$—	$2	$7

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

The Company expects the closure plan will result in a total pre-tax charge to earnings of approximately $9 million. Through June 30, 2012 the Company has charged approximately $5 million to earnings for this restructuring, comprised mainly of accelerated depreciation and severance charges.

Cumulative net cash outlays related to this plan are expected to be approximately $4 million comprised primarily of $2 million for severance and $2 million for post close operations. Through June 30, 2012, Cabot has made cash payments of approximately $1 million. The Company expects to make net cash payments of $1 million during the remainder of 2012 and $2 million thereafter.

As of June 30, 2012, Cabot has $1 million of accrued restructuring costs in the Consolidated Balance Sheet related to this site closure, mainly for accrued severance charges.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Through June 30, 2012, Cabot made $3 million of cash payments associated with this restructuring plan. The Company expects to make additional cash payments of less than $1 million during the remainder of fiscal 2012 and thereafter.

As of June 30, 2012, Cabot has less than $1 million of accrued severance costs in the Consolidated Balance Sheet related to this site closure.

In addition, during fiscal 2011, Cabot recorded approximately $5 million of severance-related restructuring charges at other locations. Through June 30, 2012 Cabot has made payments of $2 million related to these activities and expects to pay $2 million during the remainder of fiscal 2012 and $1 million in fiscal 2013.

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

The Company has incurred a total pre-tax charge of approximately $24 million and does not expect to incur significant additional costs related to this plan. These costs are comprised of $7 million for severance and employee benefits, $12 million for accelerated depreciation and asset impairments, $3 million for demolition and site clearing costs and $2 million for other post-closing costs. These amounts exclude any potential gain to be recognized on the sale of land and certain other manufacturing related assets.

Cumulative net cash outlays related to this plan are expected to be approximately $8 million. Through June 30, 2012, Cabot has made net cash payments of $8 million. The Company expects to make net cash payments of less than $1 million during the remainder of 2012. These amounts exclude any potential cash to be received on the sale of land and certain other manufacturing related assets.

As of June 30, 2012, Cabot has less than $1 million of accrued restructuring costs in the Consolidated Balance Sheet related to this site closure.

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

Net cash outlays related to these actions are expected to be approximately $72 million. Through June 30, 2012, Cabot has made net cash payments of $71 million. During the remainder of fiscal 2012 and thereafter, the Company expects to make net payments totaling $1 million, net of the expected proceeds from the sale of a former manufacturing site.

As of June 30, 2012, Cabot has $3 million of restructuring costs in accrued expenses in the Consolidated Balance Sheet related to this plan.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2, or transfers into or out of Level 3, during the first nine months of either fiscal 2012 or 2011.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and September 30, 2011. The derivatives presented in the table below are presented by derivative type.

	June 30, 2012	September 30, 2011
	Level 2 Inputs	Level 2 Inputs
	(Dollars in millions)
Assets at fair value:
Guaranteed investment contract(1)	$13	$14
Derivatives relating to interest rates(2)	2	3

Total assets at fair value	$15	$17

Liabilities at fair value:
Derivatives relating to foreign currency(2)	$21	$41
Hedged long-term debt(3)	60	61

Total liabilities at fair value	$81	$102

(1)	Included in “Other assets” in the Consolidated Balance Sheets.
(2)	Included in “Prepaid expenses and other current assets”, “Other assets”, “Accounts payable and accrued liabilities” or “Other liabilities” in the Consolidated Balance Sheets.
(3)	Included in “Current portion of long-term debt” and “Long-term debt” in the Consolidated Balance Sheets.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

UNAUDITED

K. Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at June 30, 2012 and September 30, 2011 are as follows:

	June 30, 2012		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Assets:
Cash and cash equivalents	$407	$407	$286	$286
GAM Promissory Notes and Inventory Note	253	252	—	—
Accounts and notes receivable	710	710	659	659
Derivative instruments	—	—	1	1
Liabilities:
Notes payable to banks	102	102	86	86
Accounts payable and accrued liabilities	440	440	461	461
Long-term debt—fixed rate	572	637	585	633
Long-term debt—floating rate	9	9	15	15
Capital lease obligations	16	16	15	15
Derivative instruments	19	19	39	39

At June 30, 2012 and September 30, 2011, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable to banks approximated their carrying values due to the short-term nature of these instruments. The estimated fair values of derivative instruments are valued as described in Note J. The fair value of Cabot’s fixed rate long-term debt and capital lease obligations are estimated based on comparable quoted market prices at the respective period ends. The carrying amount of Cabot’s floating rate long-term debt approximates its fair value. As discussed in Note J, other than the GAM Promissory Notes and Inventory Note, all such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

As described in Note J, the GAM Promissory Notes and Inventory Note are classified as Level 3 instruments within the fair value hierarchy because they are valued using a valuation model with significant unobservable inputs. The fair value of the GAM notes was $252 million at June 30, 2012. The valuation used is the discounted cash flow model and the significant inputs are the discount rate, Adjusted EBITDA forecast, and timing of expected cash flows from GAM.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot’s credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. The Company minimizes counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. As of June 30,2012, the counterparties with which the Company has executed derivatives carried a Standard and Poor’s credit rating between A and AA-, inclusive. Cabot’s exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed at June 30, 2012 or September 30, 2011.

Interest Rate Risk Management

Cabot’s objective is to maintain a certain fixed-to-variable interest rate mix on the Company’s debt obligations. Cabot enters into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. The following table provides details of the derivatives held as of June 30, 2012 and September 30, 2011 to manage interest rate risk.

		Notional Amount		Hedge Designation
Description	Borrowing	June 30, 2012	September 30, 2011
Interest Rate Swap—Fixed to Variable	Eurobond (20% of $175 million)	USD 35 million	USD 35 million	Fair Value

Interest Rate Swap—Fixed to Variable	Medium Term Notes	USD 23 million	USD 23 million	Fair Value

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

The Company also has foreign currency exposure arising from the denomination of assets and liabilities in foreign currencies other than the functional currency of a given subsidiary as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, Cabot uses forward contracts to minimize the exposure to foreign currency risk.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

UNAUDITED

In certain situations where the Company has forecasted purchases under a long-term commitment or forecasted sales denominated in a foreign currency, Cabot may enter into appropriate financial instruments in accordance with the Company’s risk management policy to hedge future cash flow exposures. The following table provides details of the derivatives held as of June 30, 2012 and September 30, 2011 to manage foreign currency risk.

Notional Amount
Description	Borrowing	June 30, 2012	September 30, 2011	Hedge Designation

Cross Currency Swap	Eurobond (80% of $175 million)	USD 140 million swapped to EUR 124 million	USD 140 million swapped to EUR 124 million	No designation

Cross Currency Swap	Eurobond (20% of $175 million)	USD 35 million swapped to EUR 31 million	USD 35 million swapped to EUR 31 million	No designation

Forward Foreign Currency Contracts (1)	N/A	USD 76 million	USD 54 million	No designation

Forward Foreign Currency Contracts (2)	N/A	USD 7 million	USD 12 million	Cash Flow

(1)	Cabot’s forward foreign exchange contracts are denominated primarily in the Australian dollar, British pound sterling, Canadian dollar, Chinese renminbi, Euro, and Japanese yen.
(2)	Cabot’s forward foreign exchange contracts designated as cash flow hedges are denominated in Japanese yen and are presented in their USD equivalent in the table above.

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

In order to limit variability in cost to Cabot’s European operations, the Company purchased CERs and sold EUAs, which settle in December 2012. The following table provides details of the derivatives held as of June 30, 2012 and September 30, 2011 to manage commodity risk.

Description	Net Buyer / Net Seller	Notional Amount		Hedge Designation
		June 30, 2012	September 30, 2011
CERs	Buyer	EUR 1 million	EUR 1 million	No designation

EUAs	Seller	EUR 1 million	EUR 1 million	No designation

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

June 30, 2012

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

Net Investment Hedge

For cross currency swaps designated as net investment hedges, the Company uses standard models with market-based inputs. The significant inputs to these models are interest rate curves for discounting future cash flows. For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in Accumulated other comprehensive income while changes in the ineffective portion are reported in earnings. The gains or losses on derivative instruments reported in Accumulated other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidation of the entities being hedged. As of June 30, 2012, there were no open derivatives designated as net investment hedges.

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

For both the three and nine months ended June 30, 2012 and 2011, for derivatives designated as hedges, the change in unrealized gains in Accumulated other comprehensive income, the hedge ineffectiveness recognized in earnings and the losses reclassified from Accumulated other comprehensive income to earnings were immaterial.

For the three and nine months ended June 30, 2012, losses of $12 million and of $17 million, respectively, were recognized in earnings as a result of the remeasurement to Euros of the $175 million bond issued by one of Cabot’s European subsidiaries. These losses, which were recognized in earnings through Other (expense) income within the Consolidated Statement of Operations, were offset by gains of $13 million and $18 million, respectively, from Cabot’s cross currency swaps that are not designated as hedges, but which Cabot entered into to offset the foreign currency translation exposure on the debt. Additionally, during the three and nine months ended June 30, 2012, Cabot recognized in earnings through Other (expense) income within the Consolidated Statement of Operations losses of $6 million and gains of $3 million, respectively, related to its foreign currency forward contracts, which were not designated as hedges.

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

June 30, 2012

UNAUDITED

The following table provides the fair value and Consolidated Balance Sheet presentations of derivative instruments by each derivative type, without regard to the legal right to offset derivative settlement by each counterparty.

	Consolidated Balance Sheet Caption	June 30, 2012	September 30, 2011
		(Dollars in millions)
Fair Value of Derivative Instruments
Asset Derivatives
Derivatives designated as hedges
Interest rate(1)	Prepaid expenses and other current assets and Other liabilities	$2	$3

Total derivatives designated as hedges		$2	$3

Derivatives not designated as hedges
Foreign currency	Prepaid expenses and other current assets	$—	$1
Commodity contracts(2)	Prepaid expenses and other current assets	1	1

Total derivatives not designated as hedges		$1	$2

Total Asset Derivatives		$3	$5

Liability Derivatives
Derivatives designated as hedges
Foreign currency	Accounts payable and accrued liabilities	$—	$1

Total derivatives designated as hedges		—	1

Derivatives not designated as hedges
Foreign currency(1)	Accounts payable and accrued liabilities and Other liabilities	$21	$41
Commodity contracts(2)	Prepaid expenses and other current assets	1	1

Total derivatives not designated as hedges		$22	$42

Total Liability Derivatives		$22	$43

(1)

Contracts of $2 million and $3 million presented on a gross basis in this table at June 30, 2012 and September 30, 2011, respectively, have the legal right to offset against other types of contracts with a common counterparty and, therefore, are presented on a net basis in noncurrent “Other liabilities” in the Consolidated Balance Sheet.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

UNAUDITED

M. Venezuela

Cabot owns 49% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of June 30, 2012, these subsidiaries carried the operating affiliate investment of $26 million and held 19 million bolivars ($4 million) in cash and dividends receivable.

Cabot determined, as of January 1, 2010, that the Venezuelan economy was highly inflationary. Accordingly, since the second quarter of fiscal 2010, Cabot has remeasured all transactions of the operating affiliate denominated in bolivars to U.S. dollars using the rate of 4.30 B/$ which continues to be the exchange rate in effect on June 30, 2012.

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

	Core Segment	Performance Segment	New Business Segment	Specialty Fluids Segment	Segment Total	Unallocated and Other	Consolidated Total
	(Dollars in millions)
Three months ended June 30, 2012
Revenues from external customers(1)	$517	$247	$29	$28	$821	$25	$846
Income (loss) before taxes(2)	$59	$38	$1	$11	$109	$(31)	$78
Three months ended June 30, 2011
Revenues from external customers(1)	$528	$240	$33	$12	$813	$23	$836
Income (loss) before taxes(2)	$57	$43	$3	$3	$106	$(44)	$62
Nine months ended June 30, 2012
Revenues from external customers(1)	$1,540	$687	$84	$69	$2,380	$72	$2,452
Income (loss) before taxes(2)	$186	$94	$1	$32	$313	$(104)	$209
Nine months ended June 30, 2011
Revenues from external customers(1)	$1,424	$652	$89	$42	$2,207	$62	$2,269
Income (loss) before taxes(2)	$145	$113	$7	$10	$275	$(119)	$156

(1)

Unallocated and Other reflects royalties paid by equity affiliates, external shipping and handling fees, and other operating revenues, which includes the impact of the corporate adjustment for unearned revenue.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
	(Dollars in millions)
Interest expense	$(11)	(9)	(30)	(29)
Total certain items, pre-tax(a)	(7)	(5)	(21)	(16)
Equity in net earnings of affiliated companies(b)	(4)	(2)	(8)	(6)
Unallocated corporate costs(c)	(12)	(13)	(44)	(40)
General unallocated income (expense)(d)	3	(15)	(1)	(28)

Total	$(31)	$(44)	$(104)	$(119)

(a)

Certain items are items that management does not consider to be representative of segment results and they are, therefore, excluded from segment EBIT. Certain items, pre-tax, for the three months ended June 30, 2012 include costs associated with the acquisition of Norit of $5 million as discussed in Note O and global restructuring charges of $2 million as discussed in Note I. Certain items, pre-tax, for the nine months ended June 30, 2012 include costs associated with the acquisition of Norit of $5 million as discussed in Note O, global restructuring charges of $14 million as discussed in Note I and $2 million for environmental reserves and legal settlements. Certain items, pre-tax, for the three and nine months ended June 30, 2011 primarily relate to global restructuring charges as discussed in Note I.

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

The Performance Segment is comprised of two product lines: specialty grades of carbon black and masterbatch products (referred to together as “Performance Products”); and fumed silica, fumed alumina and dispersions thereof (referred to together as “Fumed Metal Oxides”). The net sales from each of these businesses for the three and nine months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
	(Dollars in millions)
Performance Products Business	$181	$173	$505	$464
Fumed Metal Oxides Business	66	67	182	188

Total Performance Segment	$247	$240	$687	$652

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

UNAUDITED

The New Business Segment is comprised of the Inkjet Colorants, Aerogel, Cabot Superior MicroPowders, and Cabot Elastomer Composites Businesses. The net sales from each of these businesses for the three and nine months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
	(Dollars in millions)
Inkjet Colorants Business	$18	$20	$48	$50
Aerogel Business	3	8	12	19
Cabot Superior MicroPowders Business	2	2	7	8
Cabot Elastomer Composites Business	6	3	17	12

Total New Business Segment	$29	$33	$84	$89

O. Subsequent Events

On July 31, 2012, Cabot completed the acquisition of Norit N.V. and its subsidiaries (“Norit”), paying approximately $1.1 billion in cash to purchase all of the issued and outstanding share capital of Norit. The Company has incurred acquisition costs of approximately $5 million through June 30, 2012, which is included in Selling and administrative expenses. Norit will be reported as a stand-alone segment named Purification Solutions. Goodwill generated from the acquisition will not be deductible for tax purposes.

Norit develops, manufactures, and sells high-grade activated carbons used in a range of environmental, health, safety and industrial applications. Cabot’s purchase of Norit supports the Company’s ongoing transformation to a higher margin, less cyclical, specialty chemicals and performance materials company.

Given the recent date of the acquisition, the Company has not completed the detailed valuation analysis necessary to finalize the associated purchase accounting. As a result, the Company has not provided additional disclosures related to the business combination.

On July 12, 2012, Cabot issued $250 million aggregate principal amount of 2.550% Senior Notes due 2018 (the “2018 Notes”) and $350 million aggregate principal amount of 3.700% Senior Notes due 2022 (the “2022 Notes”). The Company will pay interest on the 2018 Notes and 2022 Notes on January 15 and July 15 of each year, beginning January 15, 2013. The Company used the net proceeds from the 2018 and 2022 Notes to finance a portion of the acquisition of Norit.

On July 13, 2012, Cabot exercised the expansion option under its Credit Agreement (“Facility”) to effect a $200 million increase in the aggregate commitments available. There were no changes to the terms of the Facility. Following the expansion, aggregate commitments under the Facility equaled $750 million. The Company used the Facility and cash on hand to fund the remaining portion of the acquisition of Norit.

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

The following table shows the relative size of the revenue recognized in each of our reportable segments.

	Three months ended June 30		Nine months ended June 30
	2012	2011	2012	2011
Core Segment	63%	65%	65%	65%
Performance Segment	30%	30%	29%	30%
New Business Segment	4%	4%	3%	4%
Specialty Fluids Segment	3%	1%	3%	1%

We derive substantially all of our revenues from the sale of products in our Core and Performance Segments. Revenue from these products is typically recognized when the product is shipped and title and risk of loss have passed to the customer. We offer certain customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction in sales at the time revenue is recognized and are estimated based on historical experience and contractual obligations. We periodically review the assumptions underlying the estimates of discounts and volume rebates and adjust revenues accordingly.

Revenue in the New Business Segment is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Depending on the nature of the contract with the customer, a portion of the segment’s revenue may be recognized using proportional performance.

A significant portion of the revenue in the Specialty Fluids Segment typically arises from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. We also generate revenues from the sale of cesium formate outside of a rental process and revenue is recognized upon delivery of the fluid.

We maintain allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the first nine months of fiscal 2012 and 2011 were immaterial. There is no off-balance sheet credit exposure related to customer receivable balances.

Goodwill

As of June 30, 2012, our goodwill balance is allocated between three reporting units as follows: Rubber Blacks $28 million, Fumed Metal Oxides $10 million, and Security Materials $2 million. Goodwill is comprised of the cost of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment annually, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value.

Goodwill is tested for impairment at the reporting unit level annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. During fiscal 2012, we adopted the authoritative guidance that simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value amount and as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Alternatively, we may elect to proceed directly to the two-step goodwill impairment test. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative evaluation is performed under the two-step impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, we perform an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less than its carrying amount, an impairment is recognized for the difference. We primarily utilize a discounted cash flow methodology to calculate the fair value of its reporting units.

We performed our annual impairment assessment as of March 31, 2012 and determined that there was no impairment. During the third quarter of fiscal 2012, we changed our annual goodwill impairment testing date from March 31 to May 31 of each year. In connection with this change, we performed an impairment assessment as of May 31, 2012 and consistent with the March 31, 2012 assessment, it was concluded that there was no impairment. See Note E for further information on goodwill. There has been no goodwill impairment charge during either of the periods presented in these consolidated financial statements.

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

In accordance with our risk management strategy, we may enter into certain derivative instruments that may not be designated as hedges for accounting purposes. Although these derivatives are not designated as hedges, we believe that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. We record in earnings the gains or losses from changes in the fair value of derivative instruments that are not designated as hedges. Cash movements associated with these instruments are presented in the Consolidated Statement of Cash Flows as Cash Flows from Operating Activities because the derivatives are designed to mitigate risk on our cash flow from operations. Assets and liabilities measured at fair value, including assets that are part of our defined benefit pension plans, are classified in the fair value hierarchy based on the inputs used for valuation. Assets that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued based on quoted prices for similar assets or liabilities in active markets, or standard pricing models using observable inputs are classified as Level 2. Assets that are valued using unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability are classified as Level 3. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to our total equity, as of June 30, 2012.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $52 million and $53 million higher as of June 30, 2012 and September 30, 2011. The cost of Specialty Fluids inventories is determined using the average cost method. The cost of other U.S. and all non-U.S. inventories is determined using the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales. If, however, we were using a FIFO method, our purchases from earlier periods, which were at lower prices, would instead be the first charged to cost of sales. The opposite result could occur during a period of rapid decline in raw material costs.

During the three and nine months ended June 30, 2012, inventory quantities were reduced at our U.S. Rubber Blacks and Performance Products sites. These reductions led to liquidations of LIFO inventory quantities and resulted in a decrease of cost of goods sold of $1 million and an increase in net income of $1 million ($0.01 per diluted common share). No such reductions occurred in either the three or nine months ended June 30, 2011.

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

Results of Operations

Definition of Terms

When discussing our results of operations, we use several terms. The term “product mix” refers to the various types and grades, or mix, of products sold in a particular business or segment during the period, and the positive or negative impact of that mix on the revenue or profitability of the business or segment. The discussion under the heading “Provision for income taxes” includes a discussion of our “operating tax rate”. In calculating our operating tax rate, we exclude (i) discrete tax items, which are unusual or infrequent items, (ii) other tax items, including the impact of the timing of losses in certain jurisdictions and the cumulative rate adjustment, and (iii) the impact of the certain items on both operating income and the tax provision. The term “LIFO” includes two factors: (i) the impact of current inventory costs being recognized immediately in cost of goods sold (“COGS”) under a last-in first-out method, compared to the older costs that would have been included in COGS under a first-in first-out method (“COGS impact”); and (ii) the impact of reductions in inventory quantities, causing historical inventory costs to flow through COGS (“liquidation impact”).

Cabot is organized into four business segments: the Core Segment, the Performance Segment, the New Business Segment and the Specialty Fluids Segment. Cabot is also organized for operational purposes into three geographic regions: the Americas; Europe, Middle East and Africa; and Asia Pacific. Discussions of all periods reflect these structures.

Overview

During the third quarter and first nine months of fiscal 2012, Income from continuing operations before income taxes and equity in net earnings of affiliated companies increased compared to the third quarter and first nine months of fiscal 2011. The increase in both comparative periods was principally driven by higher unit margins that resulted from price increases and a favorable product mix. This improvement was partially offset by lower volumes and higher fixed costs due mainly to the startup of additional capacity and higher spending to support growth.

During the third quarter of fiscal 2012, we entered into an agreement with N Beta S.à r.l. (the “Seller”), an affiliate of Doughty Hanson & Co Managers Limited and Euroland Investments B.V., to purchase from the Seller all of the issued and outstanding share capital of Norit N.V. (“Norit”) for a purchase price of $1.1 billion. The transaction was completed on July 31, 2012.

During the first nine months of fiscal 2012, we completed the sale of our Supermetals Business and received cash payments related to the sale of $203 million. The $190 million gain on the sale is included in Income from discontinued operations, net of tax, for the first nine months of fiscal 2012, presented on the Consolidated Statements of Operations.

Third Quarter and First Nine Months Fiscal 2012 versus Third Quarter and First Nine Months Fiscal 2011—Consolidated

Net Sales and Gross Profit

	Three months ended June 30		Nine months ended June 30
	2012	2011	2012	2011
	(Dollars in millions)
Net sales and other operating revenues	$846	$836	$2,452	$2,269
Gross profit	$175	$152	$491	$417

The $10 million increase in net sales from the third quarter of fiscal 2011 to the third quarter of fiscal 2012 was due primarily to higher prices and a favorable product mix (combined $62 million) partially offset by lower volumes ($28 million) and the unfavorable effect of foreign currency translation ($26 million). For the first nine months of fiscal 2012, net sales increased by $183 million when compared to the same period of fiscal 2011. The increase was driven primarily by higher prices and a favorable product mix (combined $259 million) partially offset by lower volumes ($66 million) and the unfavorable effect of foreign currency translation ($16 million).

Gross profit increased by $23 million in the third quarter of fiscal 2012 and by $74 million in the first nine months of fiscal 2012 when compared to the same periods of fiscal 2011. The increase in both periods was principally driven by higher unit margins as higher prices and a favorable product mix more than offset higher raw material costs. This improvement was partially offset by lower volumes and higher fixed costs due mainly to the startup of additional capacity and higher spending to support growth.

Selling and Administrative Expenses

	Three months ended June 30		Nine months ended June 30
	2012	2011	2012	2011
	(Dollars in millions)
Selling and administrative expenses	$68	$61	$199	$186

Selling and administrative expenses increased by $7 million in the third quarter of fiscal 2012 and $13 million in the first nine months of fiscal 2012 when compared to the same periods of fiscal 2011. The increase in both periods was principally driven by higher spending to support growth across our businesses and higher professional fees and other costs related to the acquisition of Norit.

Research and Technical Expenses

	Three months ended June 30		Nine months ended June 30
	2012	2011	2012	2011
	(Dollars in millions)
Research and technical expenses	$17	$16	$54	$49

Research and technical expenses in the third quarter of fiscal 2012 increased $1 million when compared to the third quarter of fiscal 2011 due to higher spending to support business initiatives in the Core Segment. Research and technical expenses increased $5 million in the first nine months of fiscal 2012 when compared to the same period of fiscal 2011 due to fees for a new technology licensing agreement ($3 million) and higher spending to support business initiatives.

Interest and Dividend Income, Interest Expense and Other (Expense) Income

	Three months ended June 30		Nine months ended June 30
	2012	2011	2012	2011
	(Dollars in millions)
Interest and dividend income	$1	$1	$3	$2
Interest expense	$(11)	$(9)	$(30)	$(29)
Other (expense) income	$(2)	$(5)	$(2)	$1

Interest and dividend income was $1 million higher in the first nine months of fiscal 2012 as compared to the same period in fiscal 2011 due to higher average cash and notes receivable balances during fiscal 2012.

Interest expense increased $2 million in the third quarter and $1 million in the first nine months of fiscal 2012 as compared to the same periods in fiscal 2011 due to a higher level of notes payable in fiscal 2012 as compared to the comparable periods of fiscal 2011.

Other (expense) income in the third quarter decreased $3 million as compared to the third quarter of fiscal 2011 due to the unfavorable impact of a change in the net worth tax in Colombia in fiscal 2011 that did not repeat in fiscal 2012 ($3 million). Other (expense) income in the first nine months of fiscal 2012 increased $3 million as compared to the same period of fiscal 2011 due to a $3 million benefit from a legal judgment recorded in the second quarter of fiscal 2011 that did not repeat in 2012 and the unfavorable comparison of foreign currency movements.

Provision for Income Taxes

	Three months ended June 30		Nine months ended June 30
	2012	2011	2012	2011
	(Dollars in millions)
Provision for income taxes	$(16)	$(10)	$(55)	$(4)

During the third quarter of fiscal 2012, we recorded a tax provision of $16 million, resulting in an overall tax rate of 20%. This amount included a net discrete tax benefit of $3 million. The operating tax rate for the third quarter of fiscal 2012 was 25%. In the third quarter of fiscal 2011, we recorded a net tax provision of $10 million, resulting in an overall 22% tax rate. This amount included net discrete tax benefits of $3 million. The operating tax rate for the third quarter of fiscal 2011 was approximately 24%. The increase in the operating tax rate in fiscal 2012 is primarily due to a change in our geographic mix of earnings.

For the first nine months of fiscal 2012, we recorded a net tax provision of $55 million, resulting in an overall tax rate of 26%. This amount included a net discrete tax benefit of $2 million. The operating tax rate for the first nine months of fiscal 2012 was approximately 25%. For the first nine months of fiscal 2011, we recorded a net tax provision of $4 million. This amount included net tax benefits of $23 million from the repatriation of high tax dividends in response to changes in U.S. tax legislation, $2 million from the recognition of tax credits in China, $2 million from the renewal of the U.S. research and experimentation credit, and $3 million from audit settlements. The operating tax rate for the first nine months of fiscal 2011 was approximately 25%.

We are currently under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2012, which may impact our tax expense and effective tax rate going forward. We expect our operating tax rate for fiscal 2012 to be between 25% and 26%.

Equity in Net Earnings of Affiliated Companies and Net Income Attributable to Noncontrolling Interests, Net of Tax

	Three months ended June 30		Nine months ended June 30
	2012	2011	2012	2011
	(Dollars in millions)
Equity in net earnings of affiliated companies, net of tax	$4	$2	$8	$6
Net income attributable to noncontrolling interests, net of tax	$4	$7	$14	$17

Equity in net earnings of affiliated companies for the third quarter of fiscal 2012 increased $2 million from the same period of fiscal 2011 as earnings of our affiliates improved.

Noncontrolling interest in net income is the means by which the minority shareholders’ portion of the income in our consolidated joint ventures is removed from our Net income attributable to Cabot Corporation. For the third quarter and first nine months of fiscal 2012, net income attributable to noncontrolling interests decreased $3 million as compared to the comparative periods. The decrease was due to a decrease in profitability of our joint ventures in Malaysia and Indonesia due to lower sales volumes and higher raw material costs.

Income from Discontinued Operations, net of tax

During fiscal 2011, we entered into an agreement to sell our Supermetals Business and accordingly for all periods we have classified income from the Supermetals Business as Income from discontinued operations, net of tax. The sale of the Supermetals Business was completed during the second quarter of fiscal 2012. Income from discontinued operations, net of tax, decreased $9 million in the third quarter of fiscal 2012 when compared to the third quarter of fiscal 2011 because we are no longer operating the business. The $4 million of Income from discontinued operations, net of tax, recognized for the three months ended June 30, 2012 relates to post-closing price adjustments. Income from discontinued operations, net of tax, increased $159 million in the first nine months of fiscal 2012 when compared to the same period of fiscal 2011 driven by the gain on the sale of the Supermetals Business.

Net Income Attributable to Cabot Corporation

In the third quarter and first nine months of fiscal 2012, we reported Net income attributable to Cabot Corporation of $66 million and $352 million, ($1.02 and $5.43 per diluted common share), respectively. This is compared to $60 million and $186 million ($0.92 and $2.81 per diluted common share) in the third quarter and first nine months of fiscal 2011, respectively.

Third Quarter and First Nine Months Fiscal 2012 versus Third Quarter and First Nine Months Fiscal 2011—By Business Segment

Total segment EBIT, certain items, other unallocated items and income from continuing operations before taxes for the three and nine months ended June 30, 2012 and 2011 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note N of our consolidated financial statements.

	Three months ended June 30		Nine months ended June 30
	2012	2011	2012	2011
	(Dollars in millions)
Total segment EBIT	$109	$106	$313	$275
Certain items, pre-tax	(7)	(5)	(21)	(16)
Other unallocated items	(24)	(39)	(83)	(103)

Income from operations before income taxes	$78	$62	$209	$156

In the third quarter of fiscal 2012, total segment EBIT increased by $3 million when compared to the same period of fiscal 2011. The increase was principally driven by higher unit margins ($21 million) as higher prices and a favorable product mix more than offset the impact of higher raw material costs. These benefits were partially offset by lower volumes ($6 million) and higher fixed costs from the startup of new capacity and spending to support our growth initiatives ($13 million combined).

In the first nine months of fiscal 2012, total segment EBIT increased by $38 million when compared to the same period of fiscal 2011. The increase was principally driven by higher unit margins ($87 million) as higher prices and a favorable product mix more than offset the impact of higher raw material costs and the favorable effect of foreign currency translation ($8 million). The results were partially offset by lower volumes ($10 million) and higher fixed costs from the startup of new capacity and spending to support our growth initiatives ($47 million combined).

Certain Items

Details of the certain items for the third quarter and first nine months of fiscal 2012 and 2011 are as follows:

	Three months ended June 30		Nine months ended June 30
	2012	2011	2012	2011
	(Dollars in millions)
Global restructuring activities	$(2)	$(5)	$(14)	$(16)
Acquisition costs	(5)	—	(5)	—
Environmental reserves and legal settlements	—	—	(2)	—

Total certain items, pre-tax	(7)	(5)	(21)	(16)

Tax impact of certain items	—	(1)	2	2
Tax impact of Japan foreign exchange gains (losses)	1	—	(2)	—
Discrete tax items	3	4	2	30

Total tax certain items	4	3	2	32

Total certain items after tax	$(3)	$(2)	$(19)	$16

Certain items for the third quarter and first nine months of fiscal 2012 include charges related to restructuring initiatives, acquisition costs, environmental and legal reserves, and tax certain items. Details of restructuring activities are included in Note I and acquisition costs consist of legal and professional fees associated with the acquisition of Norit. Tax certain items include discrete tax items, which are unusual and infrequent, and the tax impact of Japan foreign exchange gains (losses) that resulted after the sale of our Supermetals Business.

Other Unallocated Items

	Three months ended June 30		Nine months ended June 30
	2012	2011	2012	2011
	(Dollars in millions)
Interest expense	$(11)	$(9)	$(30)	$(29)
Equity in net earnings of affiliated companies, net of tax	(4)	(2)	(8)	(6)
Unallocated corporate costs	(12)	(13)	(44)	(40)
General unallocated income (expense)	3	(15)	(1)	(28)

Total other unallocated items	$(24)	$(39)	$(83)	$(103)

In the third quarter of fiscal 2012 costs from Total other unallocated items decreased by $15 million when compared to the same period of fiscal 2011. The decrease was primarily driven by an $18 million decrease in General unallocated income (expense) due to the COGS impact of LIFO accounting from changes in carbon black raw material costs that resulted in a favorable comparison ($15 million) and the unfavorable impact of a change in the net worth tax in Colombia in fiscal 2011 that did not repeat in fiscal 2012 ($3 million). In the first nine months of fiscal 2012, costs from Total other unallocated items decreased by $20 million when compared to the same period of fiscal 2011. The decrease was primarily driven by a $27 million decrease in General unallocated income (expense) due to the COGS impact of LIFO accounting from changes in carbon black raw material costs that resulted in a favorable comparison ($21 million), the absence of certain corporate pension and currency charges in fiscal 2011 that did not repeat in fiscal 2012 ($2 million), and the unfavorable impact of a change in the net worth tax in Colombia in fiscal 2011 that did not repeat in fiscal 2012 ($3 million). These decreases were partially offset by an increase in Unallocated corporate costs driven by fees for a new technology licensing agreement ($3 million).

Core Segment

Sales and EBIT for the Rubber Blacks Business for the third quarter and first nine months of fiscal 2012 and fiscal 2011 are as follows:

	Three months ended June 30		Nine months ended June 30
	2012	2011	2012	2011
	(Dollars in millions)
Rubber Blacks Business Sales	$517	$528	$1,540	$1,424
Rubber Blacks Business EBIT	$59	$57	$186	$145

Rubber Blacks Business

In the third quarter of fiscal 2012, sales in the Rubber Blacks Business decreased by $11 million when compared to the third quarter of fiscal 2011. The decrease was principally driven by 9% lower volumes ($49 million) and the unfavorable impact of foreign currency translation ($17 million), partially offset by higher prices and a favorable product mix (combined $56 million). In the first nine months of fiscal 2012, sales in the Rubber Blacks Business increased by $116 million when compared to the first nine months of fiscal 2011. The increase was principally driven by higher prices and a favorable product mix (combined $220 million), partially offset by lower volumes ($96 million) and the unfavorable impact of foreign currency translation ($8 million).

EBIT in the Rubber Blacks Business increased by $2 million in the third quarter of fiscal 2012 when compared to the same period of fiscal 2011. The increase was principally driven by higher unit margins ($24 million) as higher prices and a favorable product mix more than offset higher raw material costs. The impact of higher unit margins more than offset the effect of higher fixed manufacturing costs ($6 million) and lower volumes ($16 million). For the first nine months of fiscal 2012 when compared to the same period of fiscal 2011, Rubber Blacks EBIT increased by $41 million driven principally by higher unit margins ($84 million) with higher pricing and a favorable product mix more than offsetting higher raw material costs and the favorable impact of foreign currency translation ($7 million). The impact of higher unit margins more than offset the effect of higher fixed manufacturing costs ($18 million) and lower volumes ($31 million).

Performance Segment

Sales and EBIT for the Performance Segment for the third quarter and first nine months of fiscal 2012 and fiscal 2011 are as follows:

	Three months ended June 30		Nine months ended June 30
	2012	2011	2012	2011
	(Dollars in millions)
Performance Products Business Sales	$181	$173	$505	$464
Fumed Metal Oxides Business Sales	66	67	182	188

Segment Sales	$247	$240	$687	$652

Segment EBIT	$38	$43	$94	$113

In the third quarter of fiscal 2012, sales for the Performance Segment increased by $7 million when compared to the third quarter of fiscal 2011. The increase was principally driven by higher prices and a favorable product mix (combined $7 million) and higher volumes ($9 million). These benefits were partially offset by unfavorable foreign currency translation ($9 million). During the third quarter of fiscal 2012, volumes in Performance Products increased by 4% when compared to the same period of fiscal 2011 and Fumed Metal Oxides volumes increased by 3%. During the first nine months of fiscal 2012, sales in the Performance Segment increased by $35 million due to higher prices and a favorable product mix (combined $33 million), and the impact of higher volumes ($10 million), partially offset by the unfavorable impact of foreign currency translation ($8 million).

EBIT in the Performance Segment decreased by $5 million in the third quarter of fiscal 2012 when compared to the same quarter of fiscal 2011 driven primarily by higher fixed manufacturing costs from new capacity and increased segment management costs ($8 million combined) and lower unit margins ($2 million) from higher raw material costs. These decreases were partially offset by higher volumes ($5 million). For the first nine months of fiscal 2012, EBIT was $19 million lower when compared to the first nine months of fiscal 2011 driven by higher fixed manufacturing costs from new capacity and higher segment management costs ($25 million combined). This decrease was partially offset by higher volumes ($2 million) and improved unit margins ($4 million) from higher pricing and a favorable product mix that more than offset higher raw material costs.

New Business Segment

Sales and EBIT for the New Business Segment for the third quarter and first nine months of fiscal 2012 and 2011 are as follows:

	Three months ended June 30		Nine months ended June 30
	2012	2011	2012	2011
	(Dollars in millions)
Inkjet Colorants Business Sales	$18	$20	$48	$50
Aerogel Business Sales	3	8	12	19
Superior MicroPowders Sales	2	2	7	8
Cabot Elastomer Composites Sales	6	3	17	12

Segment Sales	$29	$33	$84	$89

Segment EBIT	$1	$3	$1	$7

Sales in the New Business Segment decreased by $4 million and $5 million in the third quarter and first nine months of fiscal 2012, respectively, when compared to the same periods of fiscal 2011. The decline in both periods is primarily due to lower volumes in the Aerogel and Inkjet Colorants Businesses. EBIT in the New Business Segment decreased by $2 million in the third quarter of fiscal 2012 and $6 million in the first nine months of fiscal 2012 when compared to the same periods of fiscal 2011. The decrease in both periods was driven by lower volumes in the Aerogel and Inkjet Colorants Businesses and higher fixed manufacturing costs from new capacity in the Inkjet Colorants Business.

Specialty Fluids Segment

Sales and EBIT for the Specialty Fluids Segment for the third quarter and first nine months of fiscal 2012 and fiscal 2011 are as follows:

	Three months ended June 30		Nine months ended June 30
	2012	2011	2012	2011
	(Dollars in millions)
Segment Sales	$28	$12	$69	$42

Segment EBIT	$11	$3	$32	$10

During the third quarter of fiscal 2012, sales and EBIT in the Specialty Fluids Segment were higher by $16 million and $8 million, respectively, than in the third quarter of fiscal 2011. The increase in both Sales and EBIT was driven by higher revenues related to the completion of larger and more complex jobs. For the first nine months of fiscal 2012, sales and EBIT increased by $27 million and $22 million, respectively, when compared to the same period of fiscal 2011. The increase in Sales and EBIT was principally due to higher revenue from more complex jobs that were larger and longer in duration and a more favorable sales mix of business driven by a significant product sale during the second quarter of fiscal 2012.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, increased by $138 million during the first nine months of fiscal 2012. The increase was primarily attributable to cash received from the sale of the Supermetals business, which closed during the second quarter of fiscal 2012, partially offset by cash used for working capital and the repurchase of approximately 1.1 million shares of our common stock on the open market. At June 30, 2012, we had cash and cash equivalents of $407 million, and current availability under our revolving credit agreement of approximately $538 million. The credit agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants in the credit agreement include interest coverage, debt-to-EBITDA and subsidiary debt to total capitalization ratios. As of June 30, 2012, we were in compliance with all applicable covenants.

In July 2012, we entered into several financing arrangements to finance, in part, our acquisition of Norit. Specifically, we issued $250 million of senior notes with a coupon rate of 2.55% maturing in 2018 and $350 million of senior notes with a coupon rate of 3.70% maturing in 2022 (referred to collectively as the “Notes”). Interest on the Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2013. In addition, we exercised the expansion option under our revolving credit agreement, increasing to $750 million the aggregate commitments available thereunder. All of the proceeds from the issuance of the Notes was used to pay the purchase price for the acquisition and the balance of the purchase price was paid with borrowings under the credit agreement and cash on hand.

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

We generally manage our cash and debt on a global basis to provide for working capital requirements as needed by region or site. Cash and debt are generally denominated in the local currency of the subsidiary holding the assets or liabilities, except where there are operational cash flow reasons to hold non-functional currency or debt. As of June 30, 2012 our USD equivalent holdings by region were: Asia Pacific $116 million, Europe $175 million, and the Americas $116 million, which included $73 million in the U.S.

Discontinued Operations

Our Consolidated Statements of Cash Flows have been presented to include discontinued operations with continuing operations. Therefore, unless noted otherwise, the following discussion of our cash flows and liquidity position include both continuing and discontinued operations.

In January 2012, we completed the sale of our Supermetals Business, which we classified as discontinued operations beginning in the fourth quarter of fiscal 2011 when we entered into the sale and purchase agreement for its sale. A detailed discussion of the transaction and the consideration we received appears in Note C in the Consolidated Financial Statements. In connection with the sale, we received $175 million on the closing date and notes for additional minimum consideration totaling approximately $277 million payable at various dates through the second quarter of fiscal 2014. In the third quarter of fiscal 2012 we received $22 million payable under the notes and an additional $6 million as a post-closing purchase price adjustment.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows.

Cash Flows from Operating Activities

Cash generated from operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $184 million in the first nine months of fiscal 2012 compared to $117 million during the same period of fiscal 2011. Cash generated from operating activities in the first nine months of fiscal 2012 was driven primarily by net income of $366 million, plus $111 million of depreciation and amortization. These increases were partially offset by a net increase in working capital of $125 million (inventories plus accounts and notes receivable, less accounts payable and accrued liabilities) and the $190 million related to the gain in sale of the Supermetals Business. Our working capital increase during the first nine months of fiscal 2012 was driven by higher raw material costs and higher pricing, and is comprised of higher accounts receivables of $75 million, higher inventories of $55 million, and higher accounts payable and accrued liabilities of $5 million.

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

In addition to the items noted above, the following elements of operations have had or will have a bearing on operating cash flows:

Restructurings—As of June 30, 2012, we had $7 million of total restructuring costs in accrued expenses in the consolidated balance sheet related to our global restructuring activities. We made cash payments of $11 million during the first nine months of fiscal 2012 related to these restructuring plans. We expect to make cash payments related to these restructuring activities of approximately $5 million in fiscal 2012 and $3 million thereafter (which includes the $7 million accrued in the Consolidated Balance Sheet as of June 30, 2012).

Environmental and Litigation Matters—We have recorded a $5 million reserve on a discounted basis ($6 million on an undiscounted basis) as of June 30, 2012 for environmental remediation costs at various sites. These sites are primarily associated with businesses divested in prior years. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Additionally, as of June 30, 2012 we have recorded a $9 million reserve on a discounted basis ($14 million on an undiscounted basis) for respirator claims. These expenditures will also be incurred over several years. We also have other litigation costs arising in the ordinary course of business.

We expect cash on hand and cash provided from operations will be adequate to fund any cash requirements relating to restructuring, environmental and pending litigation matters.

Venezuela

We own 49% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of June 30, 2012, these subsidiaries carried the operating affiliate investment of $26 million, and held 19 million bolivars ($4 million) in cash and dividends receivable.

The Venezuelan bolivar may only be exchanged for foreign currencies through certain Venezuelan government controlled channels. The channels available are the Venezuelan central bank (“CADIVI”), Venezuelan government and government-backed bond offerings. The bond offerings use a bidding process, where companies and individuals requiring U.S. dollars place a request for a fixed sum, and CADIVI then determines how to allocate the pool of U.S. dollars in that issuance.

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

Any future change in the CADIVI official rate or opening of additional parallel markets could lead us to change the exchange rate and result in gains or losses on our bolivar denominated assets held by our subsidiaries.

Cash Flows from Investing Activities

Cash flows from investing activities were primarily driven by cash received from the sale of the Supermetals business partially offset by capital expenditures and generated $27 million of cash in the first nine months of fiscal 2012 compared to cash consumed of $138 million in fiscal 2011. In the first nine months of fiscal 2012, cash received from the sale of the Supermetals business was $203 million, which includes $22 million of cash received from the GAM notes, partially offset by capital expenditures of $176 million. Capital expenditures in fiscal 2012 were primarily related to sustaining and replacement capital projects for our operating facilities, investments in energy recovery technology, expansion of our global manufacturing footprint and capital spending required for process technology and product differentiation projects.

Capital expenditures in the first nine months of fiscal 2011 of $129 million were primarily related to replacement capital for our operating facilities, investments in energy recovery technology, expansion of our manufacturing footprint in the Asia Pacific region and capital spending required for process technology and product differentiation projects.

Capital expenditures for the remainder of fiscal 2012 are expected to be between $75 million to $100 million. Our planned capital spending program for the remainder of fiscal 2012 is primarily for higher spending for ongoing sustaining and replacement capital as well as investments in energy related projects and capacity expansions.

Cash Flows from Financing Activities

Financing activities consumed $74 million of cash during the first nine months of fiscal 2012 compared to $35 million of cash during the first nine months of fiscal 2011. In the first nine months of fiscal 2012, financing cash outflows included the repurchase of approximately 1.1 million shares of our common stock on the open market for approximately $36 million and dividend payments to our shareholders and noncontrolling interests of $36 million and $16 million, respectively. In the first nine months of fiscal 2011, financing cash outflows included dividend payments to our shareholders and noncontrolling interests of $35 million and $9 million, respectively, partially offset by a net increase in debt of $11 million.

Purchase Commitments

We have entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at June 30, 2012.

	Payments Due by Fiscal Year
	Remainder of fiscal 2012	2013	2014	2015	2016	Thereafter	Total
	(Dollars in millions)
Core Segment	$94	$254	$244	$246	$210	$2,807	$3,855
Performance Segment	9	38	33	33	32	285	430
Specialty Fluids Segment	2	2	—	—	—	—	4

Total	$105	$294	$277	$279	$242	$3,092	$4,289

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

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in the forward-looking statements: changes in raw material costs; lower than expected demand for our products; our inability to successfully integrate the Norit business; the loss of one or more of our important customers; our inability to complete capacity expansions as planned; the timing of implementation of environmental regulations; our failure to develop new products or to keep pace with technological developments; fluctuations in currency exchange rates; patent rights of others; stock and credit market conditions; the timely commercialization of products under development (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); demand for our customers’ products; competitors’ reactions to market conditions; delays in the successful integration of structural changes, including acquisitions or joint ventures; severe weather events that cause business interruptions, including plant and power outages or disruptions in supplier or customer operations; the accuracy of the assumptions we used in establishing a reserve for our share of liability for respirator claims; and the outcome of pending litigation. Other factors and risks are discussed in our 2011 10-K.

IV. Recently Issued Accounting Pronouncements – Not Yet Adopted

None with material impact.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended June 30, 2012 does not differ materially from that discussed under Item 7A of our 2011 10-K.

Item 4.	Controls and Procedures

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2012 and September 30, 2011, there were approximately 41,000 and 42,000 claimants, respectively, in pending cases asserting claims against AO in connection with respiratory products. We have a reserve to cover our expected share of liability for existing and future respirator liability claims. The book value of the reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2062. At June 30, 2012 and September 30, 2011, the reserve was $9 million and $11 million, respectively, on a discounted basis ($14 million and $16 million on an undiscounted basis at June 30, 2012 and September 30, 2011, respectively). Cash payments related to this liability were $2 million and $3 million in the first nine months of fiscal 2012 and 2011, respectively.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended June 30, 2012:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2012 – April 30, 2012	—	$—	—	1,811,757
May 1, 2012 – May 31, 2012	2,161	$42.60	—	1,811,757
June 1, 2012 – June 30, 2012	174,851	$36.61	174,851	1,636,906

Total	177,012		174,851

(1)

On May 11, 2007, we publicly announced that the Board of Directors authorized us to repurchase five million shares of our common stock on the open market or in privately negotiated transactions. On September 14, 2007, the Board of Directors increased the share repurchase authorization to 10 million shares (the “2007 Authorization”). This authorization does not have a set expiration date. In the third quarter of 2012 we repurchased 174,851 shares under this authorization.

In addition to the 2007 Authorization, in certain circumstances the Board has authorized us to repurchase shares of restricted stock purchased by recipients of certain long-term incentive awards after such shares vest to satisfy tax withholding obligations and associated loan repayment liabilities. The shares are repurchased from employees at fair market value. During the third quarter of fiscal 2012, we repurchased 2,161 shares from employees under this authorization.

Item 6.	Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description

Exhibit 10.1*	Agreement for the Sale and Purchase of the Entire Issue Share Capital of Norit N.V., dated July 3, 2012, by and among N. Beta S.ar.l., Cabot Corporation and Norit N.V.

Exhibit 10.2*	Documentation dated July 13, 2012 relating to the increase in the aggregate commitments available pursuant to the Credit Agreement, dated August 26, 2011, among Cabot Corporation, JPMorgan Chase Bank, N.A., J. P. Morgan Securities LLC, Citigroup Global Markets Inc., Citibank, N.A., Bank of America, N.A., and Mizuho Corporate Bank, Ltd. and the other lenders party thereto.

Exhibit 10.3*†	Form of Restricted Stock Unit Award Certificate under the Cabot Corporation 2009 Long-Term Incentive Plan.

Exhibit 10.4*†	Form of Non-Qualified Stock Option Award Agreement under the Cabot Corporation 2009 Long-Term Incentive Plan.

Exhibit 18.1*	Preferability Letter Regarding Change in Accounting Policy relating to Goodwill.

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

†	Management contract or compensatory plan or arrangements.
*	Filed herewith.
**	Furnished herewith.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine months ended June 30, 2012 and 2011; (ii) the Consolidated Balance Sheets at June 30, 2012 and September 30, 2011; (iii) the Consolidated Statement of Cash Flows for the nine months ended June 30, 2012 and 2011; (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended June 30, 2012 and 2011; and (v) Notes to the Consolidated Financial Statements, June 30, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: August 6, 2012	By:	/s/ EDUARDO E. CORDEIRO
Eduardo E. Cordeiro
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: August 6, 2012	By:	/s/ JAMES P. KELLY
James P. Kelly
Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 10.1*	Agreement for the Sale and Purchase of the Entire Issue Share Capital of Norit N.V., dated July 3, 2012, by and among N. Beta S.ar.l., Cabot Corporation and Norit N.V.

Exhibit 10.2*	Documentation dated July 13, 2012 relating to the increase in the aggregate commitments available pursuant to the Credit Agreement, dated August 26, 2011, among Cabot Corporation, JPMorgan Chase Bank, N.A., J. P. Morgan Securities LLC, Citigroup Global Markets Inc., Citibank, N.A., Bank of America, N.A., and Mizuho Corporate Bank, Ltd. and the other lenders party thereto.

Exhibit 10.3*†	Form of Restricted Stock Unit Award Certificate under the Cabot Corporation 2009 Long-Term Incentive Plan.

Exhibit 10.4*†	Form of Non-Qualified Stock Option Award Agreement under the Cabot Corporation 2009 Long-Term Incentive Plan.

Exhibit 18.1*	Preferability Letter Regarding Change in Accounting Policy relating to Goodwill.

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

†	Management contract or compensatory plan or arrangements.
*	Filed herewith.
**	Furnished herewith.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine months ended June 30, 2012 and 2011; (ii) the Consolidated Balance Sheets at June 30, 2012 and September 30, 2011; (iii) the Consolidated Statement of Cash Flows for the nine months ended June 30, 2012 and 2011; (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended June 30, 2012 and 2011; and (v) Notes to the Consolidated Financial Statements, June 30, 2012.