Form 10-K
period 2012-09-30
CABOT CORP
filed 2012-11-29
CIK 16040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

or

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

Large accelerated filer  ☒                        Accelerated filer  ☐

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)     Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2012), the aggregate market value of the Registrant’s common stock held by non-affiliates was $2,685,813,177. As of November 16, 2012, there were 63,472,522 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this annual report on Form 10-K.

Information Relating to Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” under the Federal securities laws. These forward-looking statements include statements relating to our future business performance and overall prospects; demand for our products; when we expect commissioning of the rubber blacks facility in Xingtai City, Hebei Province, China we are constructing with our joint venture partner to occur; our expectations regarding the life of our pollucite ore reserves; when we expect operations at our lignite mine in Texas to commence; our expectations concerning the receipt of the cash proceeds due to us from the sale of our Supermetals Business; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit facilities to fund our cash requirements; anticipated capital spending, including environmental-related capital expenditures; cash requirements and uses of available cash, including future cash outlays associated with long-term contractual obligations, restructurings, contributions to employee benefit plans, environmental remediation costs and future respirator liabilities; exposure to interest rate and foreign exchange risk; future benefit plan payments we expect to make; our expected tax rate for fiscal 2013; our ability to recover deferred tax assets; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

General

Cabot is a global specialty chemicals and performance materials company headquartered in Boston, Massachusetts. Our principal products are rubber and specialty grade carbon blacks, fumed metal oxides, inkjet colorants, aerogel, cesium formate drilling fluids and activated carbon. Cabot and its affiliates have manufacturing facilities and operations in the United States and over 20 other countries. Cabot’s business was founded in 1882 and incorporated in the State of Delaware in 1960. The terms “Cabot”, “Company”, “we”, and “our” as used in this report refer to Cabot Corporation and its consolidated subsidiaries.

Our strategy is to deliver earnings growth through leadership in performance materials. We intend to achieve this goal by focusing on margin improvement, capacity expansion and emerging market growth, developing new products and businesses and actively managing our portfolio of businesses. In support of this strategy, during fiscal 2012 we completed the sale of our Supermetals Business to Global Advanced Metals Pty Ltd. for a minimum of approximately $450 million in total consideration. Results of operations for the Supermetals Business prior to the sale and the gain on the sale are reported in discontinued operations. In addition, on July 31, 2012, we completed our acquisition of all of the issued and outstanding shares of Norit N.V. (“Norit”) from N Beta S.à r.l., an affiliate of Doughty Hanson & Co. Managers Limited and Euroland Investments B.V., for a purchase price of $1.1 billion. The acquired business is organized as a new business segment, Purification Solutions, and results of operations for the business are reported in this segment.

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

After the sale of our Supermetals Business and acquisition of Norit, we made changes in the composition of our segments and renamed them with names that are more descriptive of the underlying businesses. With these changes, our four business segments are: Reinforcement Materials (formerly our Core Segment); Performance Materials (formerly our Performance Segment); Advanced Technologies (the combination of our former New Business and Specialty Fluids Segments); and Purification Solutions (the newly acquired Norit business).

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

Reinforcement Materials

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

Sales and Customers

Sales of rubber blacks products are made by Cabot employees and through distributors and sales representatives. Sales to three major tire customers represent a material portion of Reinforcement Materials’ total net sales and operating revenues. The loss of any of these customers could have a material adverse effect on the Segment.

Under appropriate circumstances, we have entered into supply contracts with certain customers, many of which have durations of at least one year. Many of these contracts provide for sales price adjustments to account for changes in relevant feedstock indices and, in some cases, changes in other relevant costs (such as the cost of natural gas). In fiscal 2012, approximately half of our rubber blacks volume was sold under supply contracts with an initial term of at least one year in effect during the fiscal year. The majority of the volumes sold under these contracts are sold to customers in North America and Western Europe.

Much of the rubber blacks we sell is used in automotive products and, therefore, our financial results may be affected by the cyclical nature of the automotive industry. However, a large portion of the market for our products is in replacement tires that historically have been less subject to automotive industry cycles.

Competition

We are one of the leading manufacturers of carbon black in the world. We compete in the manufacture of carbon black primarily with two companies with a global presence and a significant number of other companies which have a regional presence. Competition for products within Reinforcement Materials is based on product performance, quality, reliability, service, technical innovation, price, and logistics. We believe our product differentiation, technological leadership, global manufacturing presence, operations and logistics excellence and customer service provide us with a competitive advantage.

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

Operations

We own, or have a controlling interest in, and operate plants that produce rubber blacks in Argentina, Brazil, Canada, China, Colombia, the Czech Republic, France, Indonesia, Italy, Japan, Malaysia, The Netherlands, and the United States. Our equity affiliates operate carbon black plants in Mexico and Venezuela. The following table shows our ownership interest as of September 30, 2012 in rubber blacks operations in which we own less than 100%:

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

We continue to expand the manufacturing capacity of Reinforcement Materials, particularly in emerging markets. We increased the capacity at our carbon black plant in Tianjin, China by 150,000 metric tons with the addition of two rubber blacks production units in fiscal 2009, and in fiscal 2012 increased the capacity at our existing facilities in Indonesia, Argentina and multiple sites in Europe by a total of approximately 50,000 metric tons. In addition, we entered into a joint venture with Risun Chemicals Company, Ltd. for the construction and operation of a rubber blacks manufacturing facility in Xingtai City, Hebei Province, China. The facility will produce approximately 130,000 metric tons of carbon black annually, with the potential to expand annual capacity to 300,000 metric tons. We expect commissioning of this facility in calendar year 2013.

We have plans to further expand the capacity at our existing plants in South America, Asia and Europe by a total of approximately 120,000 metric tons. The timing for these future expansions is dependent on a number of factors, including overall economic conditions in those regions.

As part of our 2009 global restructuring plan, over the course of fiscal 2009 and 2010 we closed our manufacturing operations in Stanlow, U.K., and in Berre, France. In addition, during fiscal 2010 we closed our manufacturing operations in Thane, India.

Performance Materials

Performance Materials is comprised of two businesses that sell the following products: specialty grades of carbon black and thermoplastic concentrates and compounds (our Specialty Carbons and Compounds Business); and fumed silica, fumed alumina and dispersions thereof (our Fumed Metal Oxides Business). In each business, we design, manufacture and sell materials that deliver performance in a broad range of customer applications across the automotive, construction and infrastructure, and electronics and consumer products sectors.

Products

Carbon black is a form of elemental carbon that is manufactured in a highly controlled process to produce particles and aggregates of varied structure and surface chemistry, resulting in many different performance characteristics for a wide variety of applications. Our specialty grades of carbon black are used to impart color, provide rheology control, enhance conductivity and static charge control, provide UV protection, enhance mechanical properties, and provide chemical flexibility through surface treatment. These products are used in a wide variety of applications, such as inks, coatings, cables, pipes, toners and electronics. In addition, we manufacture and source thermoplastic concentrates and compounds (which we refer to as “specialty compounds”) that are marketed to the plastics industry.

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

Sales and Customers

Sales of these products are made by Cabot employees and through distributors and sales representatives. In our Specialty Carbons and Compounds Business, sales are to a broad number of customers. In contrast, sales under long-term contracts (those with an initial term longer than one year) with two customers account for a substantial portion of the revenue of our Fumed Metal Oxides Business.

Competition

We are one of the leading manufacturers of carbon black in the world. We compete in the manufacture of carbon black primarily with two companies with a global presence and a significant number of other companies which have a regional presence. We are also a leading producer of specialty compounds in Europe, the Middle East and Asia. We are a leading producer and seller of fumed silica and compete primarily with three companies with a global presence and numerous other companies which have a regional presence.

Competition for these products is based on product performance, quality, reliability, service, technical innovation and price. We believe our product differentiation, technological leadership, global manufacturing presence, operations excellence and customer service provide us with a competitive advantage.

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

Other than carbon black feedstock, the primary materials used for our specialty compounds are thermoplastic resins and mineral fillers. Raw materials for these compounds are, in general, readily available.

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

Operations

We own, or have a controlling interest in, and operate plants that produce specialty grades of carbon black in China, The Netherlands and the United States. Our specialty compounds are produced in facilities that we own, or have a controlling interest in, located in Belgium, China and the UAE. We also own, or have a controlling interest in, manufacturing plants that produce fumed metal oxides in the United States, China, the United Kingdom, and Germany. An equity affiliate operates a fumed metal oxides plant in Mettur Dam, India. The following table shows our ownership interest as of September 30, 2012 in these segment operations in which we own less than 100%:

Location	Percentage Interest
Tianjin, China (Specialty Carbons and Compounds Business)	90% (consolidated subsidiary)
Jiangxi Province, China (Fumed Metal Oxides Business)	90% (consolidated subsidiary)
Mettur Dam, India (Fumed Metal Oxides Business)	50% (equity affiliate)

We continue to expand the manufacturing capacity of our Specialty Carbons and Compounds Business in emerging markets. During fiscal 2011, we commissioned a specialty compounds manufacturing plant at our carbon black plant in Tianjin, China. This plant has an annual capacity of approximately 45,000 metric tons that may be expanded to 80,000 metric tons in the future. In addition, in fiscal 2010 we commenced specialty compounds manufacturing in Dubai.

We also continue to expand our fumed silica capacity. During fiscal 2012, we increased the annual capacity at our joint venture’s fumed silica manufacturing facility in Jiangxi Province, China to approximately 15,000 metric tons, with the potential to further expand to 20,000 metric tons as demand in Asia grows. In addition, during calendar year 2012 we expanded production capacity by 25% at our fumed silica facility in Barry, Wales.

As part of our 2009 global restructuring plan, over the course of fiscal 2009 and 2010 we closed our specialty compounds manufacturing operations in Dukinfield, U.K. and our carbon black manufacturing operations in Stanlow, U.K. and in Berre, France. In fiscal 2011, we closed our specialty compounds manufacturing facility in Grigno, Italy and in fiscal 2012, we closed our specialty compounds manufacturing facility in Hong Kong and moved production primarily to our new facility in Tianjin, China.

Advanced Technologies

Advanced Technologies is comprised of our Inkjet Colorants, Aerogel, Security Materials, Elastomer Composites and Specialty Fluids Businesses. A discussion of each of these Businesses follows.

Inkjet Colorants Business

Products

We produce and sell aqueous inkjet colorants primarily to the inkjet printing market. Our inkjet colorants are high-quality pigment-based black and other colorant dispersions we manufacture by surface treating specialty grades of carbon black and other pigments. The dispersions are used in aqueous inkjet inks to impart color (optical density or chroma) with improved durability (waterfastness, lightfastness and rub resistance) while maintaining high printhead reliability. Our inkjet colorants are produced for various inkjet printing applications, including small office and home office, corporate office, and commercial printing, as well as for other niche applications that require a high level of dispersibility and colloidal stability.

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

Operations

Our inkjet colorants are manufactured at our facility in Haverhill, Massachusetts. During fiscal 2012, we doubled the capacity of two of our production lines at this facility.

Aerogel Business

Products

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

Sales and Customers

Sales of aerogel products are made principally by Cabot employees to engineering procurement and installation companies, traditional insulation manufacturers, building and construction materials companies, and specialty chemical and coatings producers and distributors.

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

Raw Materials

The principal raw materials for the production of aerogel are silica sol and/or sodium silicate, which we believe are in adequate supply.

Operations

We manufacture our aerogel products at our facility in Frankfurt, Germany using a unique and patented manufacturing process.

Security Materials Business

The principal area of commercial focus for the Security Materials Business is in developing covert taggants for a broad range of anti-counterfeiting security applications, including brand security, currency, tax stamps, identification and fuel markers. Covert taggants are invisible, unique markers that are added to products to determine their authenticity through the use of custom detectors or readers. Our taggants are manufactured using a proprietary process, which produces highly uniform materials with unique signatures. Development and manufacturing activities are conducted primarily at our facilities in Albuquerque, New Mexico and Mountain View, California.

Elastomer Composites Business

We have developed elastomer composite products that are compounds of natural latex rubber and carbon black made by a patented liquid phase process. We believe these compounds improve abrasion/wear resistance, reduce fatigue and reduce rolling resistance compared to natural rubber/carbon black compounds made by conventional methods. Our elastomer composite products are targeted for tire, defense, mining, automotive and aerospace applications. We manufacture our elastomer composite products at our facility in Port Dickson, Malaysia.

Specialty Fluids Business

Products

Our Specialty Fluids Business principally produces and markets cesium formate as a drilling and completion fluid for use primarily in high pressure and high temperature oil and gas well construction. Cesium formate products are solids-free, high-density fluids that have a low viscosity, enabling safe and efficient well construction and workover operations. The fluid is resistant to high temperatures, minimizes damage to producing reservoirs and is readily biodegradable in accordance with the testing guidelines set by the Organization for Economic Cooperation and Development. In a majority of applications, cesium formate is blended with other formates or products.

Sales, Rental and Customers

Sales of our cesium formate products are made to oil and gas operating companies directly by Cabot employees and sales representatives and indirectly through oil field service companies. We generally rent cesium formate to our customers for use in drilling operations on a short-term basis. After completion of a job, the customer returns the remaining fluid to Cabot and it is reprocessed for use in subsequent well operations. Any fluid that is lost during use and not returned to Cabot is paid for by the customer. We also make sales of cesium formate outside of a rental process.

A large portion of our fluids have been used for drilling and completion of wells in the North Sea, where we have been supplying cesium formate-based fluids for both reservoir drilling and completion activities on large gas and condensate field projects in the Norwegian Continental Shelf. Although we have expanded the use of our fluids to drilling operations outside of the North Sea, an important portion of our business continues to be with a limited number of customers for drilling and completion operations in that geography.

Competition

Formate fluids, which were introduced to the market in the mid-1990s, are a relatively small but growing part of the drilling and completion fluids market and compete mainly with traditional drilling fluid technologies. Competition in the well fluids business is based on product performance, quality, reliability, service, technical innovation, price, and proximity of inventory to customers’ drilling operations. We believe our commercial strengths include our unique product offerings and their performance, and our customer service.

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

Most jobs for which cesium formate is used require a large volume of the product. Accordingly, the Specialty Fluids Business maintains a large inventory of fluid.

Operations

We have a mine and a cesium formate manufacturing facility in Manitoba, Canada, as well as fluid blending and reclamation facilities in Aberdeen, Scotland and in Bergen and Kristiansund, Norway. In addition, we warehouse fluid at various locations around the world to support existing and potential operations.

Purification Solutions

Products

Activated carbon is a porous material consisting mainly of elemental carbon treated with heat, steam and/or chemicals to create high internal porosity, resulting in a large internal surface area that resembles a sponge. It is generally produced in two forms, powdered and granular, and is manufactured in different sizes, shapes and levels of purity for a wide variety of applications. Activated carbon is used to remove contaminants from liquids and gases using a process called adsorption, whereby the interconnected pores of activated carbon trap contaminants.

Our activated carbon products are used for the purification of water, air, food and beverages, pharmaceuticals and other liquids and gases. In gas and air applications, one of the uses of activated carbon is for the removal of mercury in flue gas streams. In addition, our products are used as a catalyst or catalyst carrier; as a chemical carrier in slow release applications (such as delayed release pharmaceuticals); as either a colorant or a decolorizing agent in the production of products for food and beverage applications; and in the gold mining industry. Used activated carbon can be reactivated for further use by removing the contaminants from the pores. The most common applications in which our reactivated carbon is used are water treatment, food and beverage purification and gas and air purification. In addition to our activated carbon production and reactivation, we also provide activated carbon solutions through on-site equipment and services, including delivery systems for activated carbon injection in coal-fired utilities, mobile water filter units and carbon reactivation services.

Sales and Customers

Sales of activated carbon are made by Cabot employees and through distributors and sales representatives to a broad range of customers, including coal-fired utilities, food and beverage processors, water treatment plants, pharmaceutical companies and catalyst producers. Some of our sales of activated carbon are made under annual contracts or longer-term agreements, particularly in mercury removal applications.

Competition

We are one of the leading manufacturers of activated carbon and providers of activated carbon equipment and services in the world. We compete in the manufacture of activated carbon primarily with six companies with a global presence and numerous other companies which have a regional or local presence.

Competition for activated carbon and activated carbon equipment and services is based on quality, performance, price and supply-chain stability. We believe our product differentiation, technological leadership, quality, product and application diversity, cost-effective access to raw materials, and scalable manufacturing capabilities provide us with a competitive advantage.

Raw Materials

The principal raw materials we use in the manufacture of activated carbon are various forms of coal, including lignite, wood and other carbonaceous materials, all of which we believe we have in adequate supply. Our raw material supply contracts are typically for a duration of two to five years. We are also developing a lignite mine close to our Marshall, Texas facility, which we expect will begin operations in 2014.

Operations

We own, or have a controlling interest in, and operate plants that produce activated carbon in the United States, the United Kingdom, The Netherlands and Italy. Our equity affiliates operate activated carbon plants in Canada and Mexico. The following table shows our ownership interest as of September 30, 2012 in these segment operations in which we own less than 100%:

Location	Percentage Interest
Bienfait, Saskatchewan, Canada	50% (contractual joint venture)
Atitalaquia, Hidalgo, Mexico	49% (equity affiliate)

Since the beginning of 2008, our global production capacity has increased by approximately 28%. Two new production lines were added at our largest facility in Marshall, Texas to meet rising demand for mercury removal solutions, increasing that plant’s capacity by approximately 74% since 2009. In addition, our Canadian joint venture began operations in 2010. We have the potential to add additional capacity at these facilities as needed to meet market demand.

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

Seasonality

Our businesses are generally not seasonal in nature, although we may experience some regional seasonal declines during holiday periods and some weather-related seasonality in Purification Solutions.

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

Employees

As of September 30, 2012, we had 4,826 employees. Some of our employees in the United States and abroad are covered by collective bargaining or similar agreements. We believe that our relations with our employees are generally satisfactory.

Research and Development

Cabot develops new and improved products and higher efficiency processes through Company-sponsored research and technical service activities, including those initiated in response to customer requests. Our expenditures for such activities generally are spread among our businesses and are shown in the consolidated statements of operations. Further discussion of our research and technical expenses incurred in each of our last three fiscal years appears in MD&A in Item 7 below.

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

Our ongoing operations are subject to extensive federal, state, local, and foreign laws, regulations, rules, and ordinances relating to safety, health, and environmental matters (“SH&E Requirements”). These SH&E Requirements include requirements to obtain and comply with various environmental-related permits for constructing any new facilities and operating all of our existing facilities. We have expended and will continue to expend considerable sums to construct, maintain, operate, and improve facilities for safety, health and environmental protection and to comply with SH&E Requirements. We spent approximately $23 million in environmental-related capital expenditures at existing facilities in fiscal 2012 and anticipate spending approximately $24 million for such matters in fiscal 2013.

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

REACH (Registration, Evaluation and Authorization of Chemicals), the European Union (“EU”) regulatory framework for chemicals developed by the European Commission (“EC”), applies to all chemical substances produced or imported into the EU in quantities greater than one metric ton a year. Manufacturers or importers of these chemical substances are required to submit specified health, safety, risk and use information about the substance to the European Chemical Agency. We completed the registrations under REACH for some monomers for our specialty compounds in 2011, for carbon black, activated carbon and fumed silica in 2010 and for cesium formate in 2009. We are working to complete other substance dossiers for the 2013 registration deadline. We are also working with the manufacturers and importers of our raw materials, including our feedstocks, to ensure their registration prior to the applicable deadlines. In addition, the EC has adopted a harmonized definition of “nanomaterial” to be used in the EU to identify materials for which special provisions may apply, such as risk assessment and ingredient labeling. The EC definition is broad and would apply to many of our existing products, including carbon black, fumed silica and alumina.

Environmental agencies worldwide are increasingly implementing regulations and other requirements resulting in more restrictive air emission limits globally, particularly as they relate to nitrogen oxide and sulphur dioxide emissions. In addition, global efforts to reduce greenhouse gas emissions impact the carbon black and activated carbon industries as carbon dioxide is emitted in those manufacturing processes. The EU Emissions Trading Scheme applies to a number of our carbon black and activated carbon facilities. We generally expect to purchase emission credits where necessary to respond to allocation shortfalls. There are also ongoing discussions in other regions and countries, including the U.S., Canada, China, and Brazil, regarding greenhouse gas emission reduction programs, but those programs have not yet been fully defined and their impact on us cannot be estimated at this time. Finally, Cabot’s U.S. carbon black and activated carbon facilities continued to report their greenhouse gas emissions under the U.S. Environmental Protection Agency’s rule for the Mandatory Reporting of Greenhouse Gases in calendar year 2012.

A number of organizations and regulatory agencies have become increasingly focused on the issue of water scarcity and water quality, particularly in certain geographic regions. We are engaged in various activities to promote water conservation and wastewater recycling. The costs associated with these activities are not expected to have a material adverse effect on our operations.

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

In addition to factors described elsewhere in this report, the following are important factors that could cause our actual results to differ materially from those expressed in our forward-looking statements. The risks described below are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations and financial results.

Negative or uncertain worldwide or regional economic conditions may adversely impact our business.

Our operations and performance are affected by worldwide and regional economic conditions. Continuing concerns over the worldwide economic outlook and the sovereign debt crisis in Europe have contributed to diminished expectations for global economic growth. Continued uncertainty or a deterioration in the economic conditions affecting the businesses to which, or geographic areas in which, we sell products could reduce demand for our products, and we may experience pricing pressure on products and services, which could decrease our revenues and have an adverse effect on our financial condition and cash flows. In addition, during periods of economic uncertainty, our customers may temporarily pursue inventory reduction measures that exceed declines in the actual underlying demand. Our businesses are sensitive to industry capacity utilization, particularly in Reinforcement Materials. As a result, pricing tends to fluctuate when capacity utilization changes occur, which could affect our financial performance.

Plant capacity expansions may be delayed and/or not achieve the expected benefits.

Our ability to complete capacity expansions as planned may be delayed or interrupted by the need to obtain environmental and other regulatory approvals, availability of labor and materials, unforeseen hazards such as weather conditions, and other risks customarily associated with construction projects. In addition, our ability to expand capacity in emerging regions depends in part on economic and political conditions in these regions and, in some cases, on our ability to establish operations, construct additional manufacturing capacity or form strategic business alliances. Moreover, the cost of expanding capacity in Reinforcement Materials, Specialty Carbons and Compounds, Fumed Metal Oxides, Purification Solutions, and Inkjet Colorants could have a negative impact on the financial performance of these businesses until capacity utilization is sufficient to absorb the incremental costs associated with the expansion.

As a chemical manufacturing company, our operations have the potential to cause environmental or other damage as well as personal injury.

The operation of a chemical manufacturing business as well as the sale and distribution of chemical products involve safety, health and environmental risks. For example, the production and/or processing of carbon black, fumed metal oxides, aerogel, activated carbon and other chemicals involve the handling, transportation, manufacture or use of certain substances or components that may be considered toxic or hazardous within the meaning of applicable federal, state, local and foreign laws, regulations, rules and ordinances relating to safety, health and environmental matters. The transportation of chemical products and other activities associated with our manufacturing processes have the potential to cause environmental or other damage as well as injury or death to employees or third parties. We could incur significant expenditures in connection with such operational risks.

Our operations are subject to extensive safety, health and environmental requirements, which could increase our costs and/or reduce our profit.

Our ongoing operations are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to safety, health and environmental matters, many of which provide for substantial monetary fines and criminal sanctions for violations. These requirements include requirements to obtain and comply with various environmental-related permits for constructing any new facilities and operating all of our existing facilities. The enactment of new environmental laws and regulations and/or the more aggressive interpretation of existing requirements could require us to incur significant costs for compliance or capital improvements or limit our current or planned operations, any of which could have a material adverse effect on our earnings or cash flow. See Item 3—Legal Proceedings—Environmental Proceedings.

We may not realize the expected benefits from our acquisition of Norit.

With our acquisition of Norit, we have entered into a new area of the specialty chemicals business and there may be factors that affect this business with which we are not as familiar compared with our other existing businesses. We may not be successful retaining key customers and suppliers or key technical or other employees of the former Norit business, including those with knowledge of the activated carbon industry and activated carbon manufacturing processes. This integration requires significant attention from our management. The diversion of our management’s attention away from our other businesses and any difficulties encountered in the integration process, including those related to the integration of information technology and other systems, could adversely affect our results of operations. In addition, the strategic growth plan for the mercury removal products and services portion of this business relies significantly upon the enforcement of restrictive environmental laws and regulations, particularly those that would require industrial facilities to reduce the quantity of air pollutants they release. Because of the uncertainty associated with the regulatory process, we are unable to predict with certainty when and how these new standards will affect demand for our activated carbon products.

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

An interruption in our operations as a result of fence-line arrangements could disrupt our manufacturing operations and adversely affect our financial results.

At certain of our facilities we have fence-line arrangements with adjacent third party manufacturing operations (“fence-line partners”), who provide raw materials for our manufacturing operations and/or take by-products generated from our operations. Accordingly, any unplanned disruptions or curtailments in a fence-line partner’s production facilities that impacts their ability to supply us with raw materials or to take our manufacturing by-products could disrupt our manufacturing operations or cause us to incur increased operating costs to mitigate such disruption.

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

Sales outside of the U.S. constituted a majority of our revenues in fiscal 2012. Although much of our international business is currently in regions where the political and economic risk levels and established legal systems are similar to those in the United States, we also conduct business in countries that have less stable legal systems and financial markets, and potentially more corrupt business environments than the U.S. Our operations in some countries may be subject to the following risks: changes in the rate of economic growth; unsettled political or economic conditions; possible expropriation or other governmental actions; corruption by government officials and other third parties; social unrest, war, terrorist activities or other armed conflict; confiscatory taxation or other adverse tax policies; deprivation of contract rights; trade regulations affecting production, pricing and marketing of products; reduced protection of intellectual property rights; restrictions on the repatriation of income or capital; exchange controls; inflation; currency fluctuations and devaluation; the effect of global health, safety and environmental matters on economic conditions and market opportunities; and changes in financial policy and availability of credit. We have an equity method investment in Venezuela, a country that has established rigid controls over the ability of foreign companies to repatriate cash. Such exchange controls could potentially impact our ability, in both the short and long term, to recover both the cost of our investment and earnings from that investment.

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

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In fiscal 2012, we derived a majority of our revenues from sales outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. Due to the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. In addition, we are exposed to adverse changes in interest rates. We manage both these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments as well as foreign currency debt. We cannot be certain, however, that we will be successful in reducing the risks inherent in exposures to foreign currency and interest rate fluctuations.

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

Our tax rate is dependent upon a number of factors, a change in any of which could impact our future tax rates and net income.

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

Regulations requiring a reduction of greenhouse gas emissions will likely impact our carbon black and activated carbon operations.

Global efforts to reduce greenhouse gas emissions impact the carbon black and activated carbon industries as carbon dioxide is emitted in those manufacturing processes. The European Commission’s Emissions Trading Scheme applies to a number of our carbon black and activated carbon facilities, and we generally expect to purchase emission credits where necessary to respond to allocation shortfalls. However, there can be no assurance that we will be able to purchase emissions credits if our carbon black or activated carbon operations generate more CO2 than our allocations permit or that the cost of such credits will be acceptable to us. There are also ongoing discussions in other regions and countries, including the U.S., Canada, China and Brazil, regarding greenhouse gas emission reduction programs, but those programs have not yet been defined and their potential impact on our manufacturing operations or financial results cannot be estimated at this time.

Litigation or legal proceedings could expose us to significant liabilities and thus negatively affect our financial results.

As more fully described in “Item 3—Legal Proceedings”, we are a party to or the subject of lawsuits, claims, and proceedings, including those involving environmental, and health and safety matters as well as product liability and personal injury claims relating to asbestosis, silicosis, and coal worker’s pneumoconiosis, and exposure to various chemicals. We are also a potentially responsible party in various environmental proceedings and remediation matters wherein substantial amounts are at issue. Adverse rulings, judgments or settlements in pending or future litigation (including liabilities associated with respirator claims) or in connection with environmental remediation activities could cause our results to differ materially from those expressed or forecasted in any forward-looking statements.

Our restructuring activities and cost saving initiatives may not achieve the results we anticipate.

We have undertaken and will continue to undertake cost reduction initiatives and organizational restructurings to improve operating efficiencies, optimize our asset base and generate cost savings. We cannot be certain that we will be able to complete these initiatives as planned or that the estimated operating efficiencies or cost savings from such activities will be fully realized or maintained over time. In addition, when we close manufacturing facilities, we may not be successful in migrating our customers from those closed facilities to our other facilities.

The reduction or elimination of tariffs placed on U.S. and European imports of Chinese or other foreign activated carbon could have a material adverse effect on Purification Solutions.

Purification Solutions faces pressure and competition in its U.S. and European markets from imports of activated carbon products that are sold at unfairly low prices. In some end-markets, low-priced imports have become accepted as viable alternatives to our products because they are frequently sold at less than fair value in the market. If the amounts and acceptance of these low-priced imports increase, especially if they are sold at less than fair value, our sales of those products could decline, which could have an adverse effect on the earnings of Purification Solutions. In addition, sales of these low-priced imports may make it more difficult for Purification Solutions to pass through raw material cost increases to its customers. U.S. and European regulatory agencies have enacted antidumping duties to limit these activities. However, the antidumping duties in the U.S. could be reduced or eliminated in the future, and the antidumping duties in the European Union may or may not be renewed beyond 2013. If these antidumping duties are reduced or eliminated, the volume of low-priced activated carbon imports in the U.S and the European Union could increase and, therefore, reduce demand or pricing for our products and services.

The continued protection of our patents, trade secrets and other proprietary intellectual property rights are important to our success.

Our patents, trade secrets and other intellectual property rights are important to our success and competitive position. We own various patents and other intellectual property rights in the U.S. and other countries covering many of our products, as well as processes and product uses. Where we believe patent protection is not appropriate or obtainable, we rely on trade secret laws and practices to protect our proprietary technology and processes, such as physical security, limited dissemination and access and confidentiality agreements with our employees, customers, consultants, business partners, potential licensees and others to protect our trade secrets and other proprietary information. However, trade secrets can be difficult to protect and the protective measures we have put in place may not prevent disclosure or unauthorized use of our proprietary information or provide an adequate remedy in the event of misappropriation or other violations of our proprietary rights. In addition, we are a licensee of various patents and intellectual property rights belonging to others in the U.S. and other countries. Because the laws and enforcement mechanisms of some countries may not allow us to protect our proprietary rights to the same extent as we are able to in the U.S., the strength of our intellectual property rights will vary from country to country.

Irrespective of our proprietary intellectual property rights, we may be subject to claims that our products, processes or product uses infringe the intellectual property rights of others. These claims, even if they are without merit, could be expensive and time consuming to defend and if we were to lose such claims, we could be enjoined from selling our products or using our processes and/or be subject to damages, or be required to enter into licensing agreements requiring royalty payments and/or use restrictions. Licensing agreements may not be available to us, and if available, may not be available on acceptable terms.

We may be required to impair or write off certain assets if our assumptions about future sales and profitability prove incorrect.

In analyzing the value of our inventory, property, plant and equipment, investments and intangible assets, we have made assumptions about future sales (pricing and volume), costs and cash generation. These assumptions are based on management’s best estimates and if the actual results differ significantly from these assumptions, we may not be able to realize the value of the assets recorded as of September 30, 2012, which could lead to an impairment or write-off of certain of these assets in the future.

On occasion we enter into derivative contracts with financial counterparties. The effectiveness of these contracts is dependent on the ability of these financial counterparties to perform their obligations and their nonperformance could harm our financial condition.

We have entered into interest rate swap contracts and foreign currency derivatives as part of our financial strategy. The effectiveness of our hedging programs using these instruments is dependent, in part, upon the counterparties to these contracts honoring their financial obligations. If any of our counterparties are unable to perform their obligations in the future, we could be exposed to increased earnings and cash flow volatility due to an instrument’s failure to hedge a financial risk.

We may be subject to information technology systems failures, network disruptions and breaches of data security.

Information technology systems failures, including risks associated with upgrading our systems, network disruptions and breaches of data security could disrupt our operations by impeding our processing of transactions, our ability to protect customer or company information and our financial reporting. Our computer systems, including our back-up systems, could be damaged or interrupted by power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, events such as fires, earthquakes, floods, tornadoes and hurricanes, and/or errors by our employees. Although we have taken steps to address these concerns by implementing sophisticated network security and internal control measures and back-up systems at multiple sites, there can be no assurance that a system failure or data security breach will not have a material adverse effect on our financial condition and results of operations.

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

Location by Region	Reinforcement Materials	Performance Materials	Advanced Technologies	Purification Solutions
Americas Region
Mountain View, CA*			X
Alpharetta, GA*(1)	X	X	X	X
Tuscola, IL		X
Canal, LA	X	X
Ville Platte, LA	X
Billerica, MA	X	X	X	X
Haverhill, MA			X
Midland, MI		X
Albuquerque, NM (2 plants)*			X
Pryor, OK				X
Marshall, TX				X
Pampa, TX	X	X
Campana, Argentina	X
Maua, Brazil	X	X
Sao Paulo, Brazil*(1)	X	X	X	X
Cartagena, Colombia	X
Lac du Bonnet, Manitoba**			X
Sarnia, Ontario	X	X

(1)	Regional shared service center
*	Leased premises
**	Building(s) owned by Cabot on leased land

Location by Region	Reinforcement Materials	Performance Materials	Advanced Technologies	Purification Solutions
EMEA Region
Loncin, Belgium		X
Leuven, Belgium*(1)	X	X	X	X
Pepinster, Belgium		X
Valasske Mezirici (Valmez), Czech Republic**	X
Port Jerome, France**	X
Frankfurt, Germany*			X
Rheinfelden, Germany		X
Ravenna, Italy (2 plants)	X			X
Bergen, Norway*			X
Kristiansund, Norway*			X
Aberdeen, Scotland*			X
Schaffhausen, Switzerland*	X	X	X	X
Botlek, The Netherlands**	X	X
Amersfoort, The Netherlands*				X
Klazienaveen, The Netherlands				X
Zaandam, The Netherlands				X
Dubai, United Arab Emirates*		X
Glasgow, United Kingdom				X
Purton, United Kingdom				X
Barry, Wales**		X

Asia Pacific Region
Jiangxi Province, China**		X
Tianjin, China**	X	X
Shanghai, China*(1)	X	X	X	X
Shanghai, China** (plant)	X
Xingtai City, China**	X
Mumbai, India*	X	X
Cilegon, Indonesia**	X
Jakarta, Indonesia*	X	X
Merak, Indonesia	X
Chiba, Japan	X
Shimonoseki, Japan**	X
Tokyo, Japan*	X	X	X	X
Port Dickson, Malaysia** (2 plants)	X		X

(1)	Regional shared service center
*	Leased premises
**	Building(s) owned by Cabot on leased land

We conduct research and development for our various businesses primarily at facilities in Billerica, MA; Albuquerque, NM; Amersfoort, The Netherlands; Marshall, TX; Mountain View, CA; Pampa, TX; Pepinster, Belgium; Frankfurt and Rheinfelden, Germany; Port Dickson, Malaysia.

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

Cabot is a party in various lawsuits and environmental proceedings wherein substantial amounts are claimed. The following is a description of the significant proceedings pending on September 30, 2012, unless otherwise specified.

Environmental Proceedings

In June 2009, Cabot received an information request from the United States Environmental Protection Agency (“EPA”) regarding Cabot’s carbon black manufacturing facility in Pampa, Texas. The information request relates to the Pampa facility’s compliance with certain regulatory and permitting requirements under the Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. EPA has indicated that this information request is part of an EPA national initiative focused on the U.S. carbon black manufacturing sector. Cabot responded to EPA’s information request in August 2009 and is in discussions with EPA. Based upon those discussions, it is anticipated that Cabot will invest significant funds for capital improvements to install technology controls at certain U.S. facilities over a number of years, and pay a civil penalty to EPA to resolve the matter, which penalty has been reserved for in our financial statements. It is expected that other carbon black manufacturers will also be required to install technology controls at their U.S. facilities in connection with this initiative and are also likely to pay a civil penalty.

In an unrelated EPA matter, in June 2012, the activated carbon facility in Marshall, Texas that Cabot acquired in its acquisition of Norit received an information request from EPA. That request focuses on historic compliance with Clean Air Act permitting and regulatory requirements, including NSR requirements. Cabot is in the process of responding to that request. It is unknown at this time what prompted this request for information and how this matter will be resolved.

Cabot is one of fourteen companies, collectively the Ashtabula River Cooperating Group II (“ARCG II”), which participated in the remediation of the Ashtabula River in Ohio. Our liability at this site is associated with the former Cabot Titania business, which operated two manufacturing facilities in Ashtabula in the 1960s and early 1970s. In addition to the dredging and environmental restoration of the Ashtabula River, which was completed in 2009, the ARCG II also concluded a settlement with the Ashtabula River Natural Resource Trustees for alleged natural resource damages to the river. The Consent Decree memorializing this settlement was formally approved by the court in July 2012.

In 1986, Cabot sold a beryllium manufacturing facility in Reading, Pennsylvania to NGK Metals, Inc. (“NGK”). In doing so, we agreed to share with NGK the costs of certain environmental remediation of the Reading plant site. After the sale, the EPA issued an order to NGK pursuant to the Resource Conservation and Recovery Act (“RCRA”) requiring NGK to address soil and groundwater contamination at the site. Soil remediation at the site has been completed and the groundwater remediation activities are ongoing pursuant to the RCRA order. We are contributing to the costs of the groundwater remediation activities pursuant to the cost-sharing agreement with NGK. Cabot and NGK are also pursuing various legal claims against the United States for cost recovery and participation in future remediation activities based on the United States’ previous involvement at the site and contractual arrangements, beginning in World War II and continuing thereafter.

Cabot continues to perform certain sampling and remediation activities at a former pine tar manufacturing site in Gainesville, Florida that Cabot sold in the 1960s. Those activities are pursuant to a formal Record of Decision and 1991 Consent Decree with EPA. Cabot installed a groundwater treatment system at the site in the early 1990s, and that system is still in operation. Cabot has also been requested by EPA and other stakeholders to carry out various other additional work at the site. Cabot continues to work cooperatively with EPA, the Florida Department of Environmental Protection and the local authorities on this matter.

As of September 30, 2012, we had a $7 million reserve on both a discounted and undiscounted basis for environmental remediation costs at various sites. The operation and maintenance component of this reserve was $3 million on both a discounted and undiscounted basis. The $7 million reserve represents our current best estimate of costs likely to be incurred for remediation based on our analysis of the extent of cleanup required, alternative cleanup methods available, abilities of other responsible parties to contribute and our interpretation of laws and regulations applicable to each of our sites.

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

The subsidiary transferred the business to Aearo Corporation (“Aearo”) in July 1995. Cabot agreed to have the subsidiary retain certain liabilities associated with exposure to asbestos and silica while using respirators prior to the 1995 transaction so long as Aearo paid, and continues to pay, Cabot an annual fee of $400,000. Aearo can discontinue payment of the fee at any time, in which case it will assume the responsibility for and indemnify Cabot against those liabilities which Cabot’s subsidiary had agreed to retain. We anticipate that we will continue to receive payment of the $400,000 fee from Aearo and thereby retain these liabilities for the foreseeable future. We have no liability in connection with any products manufactured by Aearo after 1995.

In addition to Cabot’s subsidiary and as described above, other parties are responsible for significant portions of the costs of respirator liabilities, leaving Cabot’s subsidiary with a portion of the liability in only some of the pending cases. These parties include Aearo, AO, AO’s insurers, and another former owner and its insurers (collectively, with the Company’s subsidiary, the “Payor Group”).

As of both September 30, 2012 and 2011, there were approximately 42,000 claimants in pending cases asserting claims against AO in connection with respiratory products. Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. In order to quantify our estimated share of liability for pending and future respirator liability claims, we have engaged, through counsel, the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm in the field of tort liability valuation. The methodology used by HR&A addresses the complexities surrounding our potential liability by making assumptions about future claimants with respect to periods of asbestos, silica and coal mine dust exposure and respirator use. Using those and other assumptions, HR&A estimates the number of future asbestos, silica and coal mine dust claims that will be filed and the related costs that would be incurred in resolving both currently pending and future claims. On this basis, HR&A then estimates the net present value of the share of these liabilities that reflect our period of direct manufacture and our contractual obligations. Based on the HR&A estimates, we have recorded on a discounted basis a $13 million reserve ($17 million on an undiscounted basis) to cover our estimated share of liability for pending and future respirator claims. We made payments related to our respirator liability of $2 million in fiscal 2012, $5 million in fiscal 2011 and $2 million in fiscal 2010.

Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of members of the Payor Group, (viii) a change in the availability of AO’s insurance coverage or the indemnity provided by AO’s former owner, (ix) changes in the allocation of costs among the Payor Group, and (x) a determination that the assumptions used to estimate our share of liability are inaccurate. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount. Further, if the timing of our actual payments made for respirator claims differs significantly from our estimated payment schedule, and we determine that we can no longer reasonably predict the timing of such payments, we could then be required to record the reserve amount on an undiscounted basis on our Consolidated Balance Sheets, causing an immediate impact to earnings.

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

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Set forth below is certain information about Cabot’s executive officers. Ages are as of November 29, 2012.

Patrick M. Prevost, age 57, is President and Chief Executive Officer and a member of Cabot’s Board of Directors, positions he has held since joining Cabot in January 2008. Prior to joining Cabot, since October 2005, Mr. Prevost served as President, Performance Chemicals, of BASF AG, an international chemical company. Prior to that, he was responsible for BASF Corporation’s Chemicals and Plastics business in North America. Prior to joining BASF in 2003, he held senior management positions at BP and Amoco.

Eduardo E. Cordeiro, age 45, is Executive Vice President and Chief Financial Officer. Mr. Cordeiro joined Cabot in 1998 as Manager of Corporate Planning and served in that position until January 2000. Mr. Cordeiro was Director of Finance and Investor Relations from January 2000 to March 2002, Corporate Controller from March 2002 to July 2003, General Manager of the Fumed Metal Oxides Business from July 2003 to January 2005, General Manager of the Supermetals Business from January 2005 to May 2008, and responsible for Corporate Strategy from May 2008 until February 2009, when he became Cabot’s Chief Financial Officer. Mr. Cordeiro also co-managed Cabot Superior MicroPowders from November 2004 to May 2008. Mr. Cordeiro was appointed Vice President in March 2003 and Executive Vice President in March 2009.

David A. Miller, age 53, is Executive Vice President and President of Reinforcement Materials and of the Americas region. Prior to joining Cabot in September 2009, Mr. Miller held a variety of management positions in BP’s chemical business in North America, Europe and Asia, including as President, Aromatics Asia, Europe and Middle East from January 2007 to July 2009, President, Global Purified Terephthalic Acid from October 2005 to January 2007, and Senior Vice President, Olefins and Derivatives China & Asia Operations (Innovene division) from January 2004 to October 2005.

Brian A. Berube, age 50, is Senior Vice President and General Counsel. Mr. Berube joined Cabot in 1994 as an attorney in Cabot’s law department and became Deputy General Counsel in June 2001. Mr. Berube was appointed Vice President in March 2002 and Senior Vice President in March 2012. Mr. Berube has been General Counsel since March 2003.

Sean D. Keohane, age 45, is Senior Vice President and President of Performance Materials. Mr. Keohane joined Cabot in August 2002 as Global Marketing Director. Mr. Keohane was General Manager of the Specialty Carbons and Compounds Business from October 2003 until May 2008, when he was named General Manager of Performance Materials. He was appointed Vice President in March 2005, and Senior Vice President in March 2012. Before joining Cabot, Mr. Keohane worked for Pratt & Whitney, a division of United Technologies, in a variety of leadership positions.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Cabot’s common stock is listed for trading (symbol CBT) on the New York Stock Exchange. As of November 16, 2012, there were 954 holders of record of Cabot’s common stock. The tables below show the high and low sales price for Cabot’s common stock for each of the fiscal quarters ended December 31, March 31, June 30, and September 30 and the quarterly cash dividend paid on Cabot’s common stock for the past two fiscal years.

Stock Price and Dividend Data

	Quarters Ended
	December 31	March 31	June 30	September 30
Fiscal 2012
Cash dividends per share	$0.18	$0.18	$0.20	$0.20
Price range of common stock:
High	$34.35	$43.76	$44.97	$41.75
Low	$22.45	$31.70	$35.11	$33.90

Fiscal 2011
Cash dividends per share	$0.18	$0.18	$0.18	$0.18
Price range of common stock:
High	$38.89	$47.11	$48.77	$43.42
Low	$32.19	$38.03	$36.92	$23.75

Issuer Purchases of Equity Securities

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended September 30, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2012—July 31, 2012	768	$39.60	—	1,636,906
August 1, 2012—August 31, 2012	—	$—	—	1,636,906
September 1, 2012—September 30, 2012	—	$—	—	1,636,906

Total	768		—

(1)

On May 11, 2007, we publicly announced that the Board of Directors authorized us to repurchase five million shares of our common stock on the open market or in privately negotiated transactions. On September 14, 2007, the Board of Directors increased the share repurchase authorization to 10 million shares (the “2007 Authorization”). This authorization does not have a set expiration date. In the fourth quarter of 2012 we did not repurchase shares under this authorization.

In addition to the 2007 Authorization, in certain circumstances the Board has authorized us to repurchase shares of restricted stock purchased by recipients of certain long-term incentive awards after such shares vest to satisfy tax withholding obligations and associated loan repayment liabilities. The shares are repurchased from employees at fair market value. During the fourth quarter of fiscal 2012, we repurchased 768 shares from employees under this authorization.

Item 6.	Selected Financial Data

On July 31, 2012, Cabot completed the purchase of Norit NV. The operating results and ratios presented below for fiscal 2012 include two months of results of Norit NV. The September 30, 2012 balance sheet items presented below include those of Norit N.V.

On January 20, 2012, the Company completed the sale of its Supermetals Business. The results of its operations for all periods presented are reflected as discontinued operations in the Consolidated Statements of Operations.

	Years Ended September 30
	2012	2011	2010	2009	2008
	(Dollars in millions, except per share amounts and ratios)
Consolidated Net Income (Loss)
Net sales and other operating revenues	$3,300	$3,102	$2,716	$2,108	$3,001

Gross profit	648	558	510	217	459
Selling and administrative expenses	285	249	241	205	238
Research and technical expenses	73	66	65	66	68

Income (loss) from operations(1)	290	243	204	(54)	153
Net interest expense and other charges(2)	(45)	(40)	(38)	(45)	(52)

Income (loss) from continuing operations	245	203	166	(99)	101
(Provision) benefit for income taxes(3)	(55)	(6)	(30)	21	(10)
Equity in earnings of affiliated companies	11	8	7	5	8
Income (loss) from discontinued operations, net of tax	205	53	26	(2)	7

Net income (loss)	406	258	169	(75)	106
Net income attributable to noncontrolling interests, net of tax	18	22	15	2	20

Net income (loss) attributable to Cabot Corporation	$388	$236	$154	$(77)	$86

Common Share Data
Diluted net income (loss) attributable to Cabot Corporation:
Income (loss) from continuing operations	$2.83	$2.77	$1.94	$(1.21)	$1.21
Income (loss) from discontinued operations	3.16	0.80	0.41	(0.04)	0.11

Net income (loss) attributable to Cabot Corporation	$5.99	$3.57	$2.35	$(1.25)	$1.32

Dividends	$0.76	$0.72	$0.72	$0.72	$0.72
Closing prices	$36.57	$24.78	$32.57	$23.11	$31.78
Weighted-average diluted shares outstanding—millions(4)	64.2	65.4	64.3	62.8	62.8
Shares outstanding at year end—millions	63.3	63.9	65.4	65.3	65.3

Consolidated Financial Position
Current assets	$1,443	$1,555	$1,438	$1,200	$1,408
Net property, plant, and equipment	1,552	1,036	937	972	1,035
Other assets	1,404	550	511	504	415

Total assets	$4,399	$3,141	$2,886	$2,676	$2,858

Current liabilities	$919	$656	$539	$477	$601
Long-term debt	1,172	556	600	623	586
Other long-term liabilities	369	313	330	339	312
Cabot Corporation stockholders’ equity	1,813	1,487	1,302	1,134	1,249
Noncontrolling interests	126	129	115	103	110

Total liabilities and stockholders’ equity	$4,399	$3,141	$2,886	$2,676	$2,858

Working capital(5)	$524	$899	$899	$723	$807

Selected Financial Ratios
Adjusted return on invested capital(6)	12%	16%	14%	2%	8%
Net debt to capitalization ratio(7)	40%	20%	16%	22%	30%

(1)	Income (loss) from operations includes certain items as presented in the table below:

	Years Ended September 30
	2012	2011	2010	2009	2008
	(Dollars in millions)
Global restructuring activities	$(17)	$(18)	$(46)	$(87)	$(5)
Environmental and legal reserves	(4)	(1)	(3)	—	(3)
Reserve for respirator claims	(4)	—	(2)	—	2
Acquisition related charges	(26)	—	—	—	—
Long-lived asset impairment	—	—	(2)	—	—
Debt issuance costs	—	—	—	—	(2)
Write-down of impaired investments	—	—	—	(1)	—
Executive transition costs	—	—	—	(4)	(4)

Certain items, pre-tax	$(51)	$(19)	$(53)	$(92)	$(12)

(2)

Net interest expense and other charges for fiscal 2012, 2011, 2009 and 2008 include foreign currency losses of $2 million, $6 million, $15 million and $14 million, respectively. Net interest expense and other charges for fiscal 2010 includes foreign currency gains of less than $1 million.

(3)

The Company’s tax rate for fiscal 2012 was a provision of 22% which includes net discrete tax benefits of $8 million from the release of a valuation allowance and $3 million from settlements and miscellaneous tax items. The Company’s tax rate for fiscal 2011 was a provision of 3% which includes net tax benefits of $24 million from the repatriation of high taxed income, $10 million from the settlements of various tax audits, $2 million from the renewal of the U.S. research and experimentation (“R&E”) credit and $2 million for investment incentive tax credits recognized in China. The Company’s tax rate for fiscal 2010 was a provision of 18% which includes net tax benefits of $15 million from the settlements of various tax audits and $2 million for investment incentive tax credits. The Company’s tax rate for fiscal 2009 was a benefit of 21%, which includes $12 million of net tax benefits resulting from settlements of various tax audits and tax credits during the year. The Company’s tax rate for fiscal 2008 was a provision of 10%, which includes approximately $11 million of net tax benefits resulting from settlements of various tax audits and tax credits during the year.

(4)	The weighted-average diluted shares outstanding for fiscal 2009 exclude approximately 4 million shares as those shares would have had an antidilutive effect due to the Company’s net loss position.
(5)	Working capital is total current assets less total current liabilities.

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

Previous four quarter average invested capital calculated as follows:

Total Cabot Corporation stockholders’ equity

Plus:	Noncontrolling interests’ equity

Long-term debt

Current portion of long-term debt

Notes payable to banks

Less:	Cash and cash equivalents

Less the four quarter rolling impact of after tax certain items.

(7)

Net debt to capitalization ratio is calculated by dividing total debt (the sum of short-term and long-term debt less cash and cash equivalents) by total capitalization (the sum of Total stockholder’s equity plus total debt).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if (i) the estimate is complex in nature or requires a high degree of judgment and (ii) different estimates and assumptions were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our estimates and application of our policies. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The policies that we believe are critical to the preparation of the Consolidated Financial Statements are presented below.

Revenue Recognition and Accounts and Notes Receivable

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. We generally are able to ensure that products meet customer specifications prior to shipment. If we are unable to determine that the product has met the specified objective criteria prior to shipment or if title has not transferred because of shipping terms, the revenue is considered “unearned” and is deferred until the revenue recognition criteria are met.

Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price.

The following table shows the relative size of the revenue recognized in each of our reportable segments.

	Years ended September 30
	2012	2011	2010
Reinforcement Materials	63%	65%	63%
Performance Materials	28%	29%	30%
Advanced Technologies	7%	6%	7%
Purification Solutions(1)	2%	N/A	N/A

(1)	Consists of two months of revenues for Norit, which we acquired on July 31, 2012.

We derive the substantial majority of revenues from the sale of products in Reinforcement Materials and Performance Materials. Revenue from these products is typically recognized when the product is shipped and title and risk of loss have passed to the customer. We offer certain customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction in sales at the time revenue is recognized and are estimated based on historical experience and contractual obligations. We periodically review the assumptions underlying the estimates of discounts and volume rebates and adjust revenues accordingly.

Revenue in Advanced Technologies, excluding the Specialty Fluids Business, is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Depending on the nature of the contract with the customer, a portion of the revenue may be recognized using proportional performance.

A significant portion of the revenue in the Specialty Fluids Business, included in Advanced Technologies, arises from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. We also generate revenues from cesium formate sold outside of a rental process and revenue is recognized upon delivery of the fluid.

Revenue in Purification Solutions is typically recognized when the product is shipped and title and risk of loss have passed to the customer. For major activated carbon injection systems projects, revenue is recognized using the percentage-of-completion method.

We maintain allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both a historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during fiscal 2012, 2011 and 2010 were not material. There is no off-balance sheet credit exposure related to customer receivable balances.

Inventory Valuation

The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Total U.S. inventories utilizing this cost flow assumption was $26 million at September 30, 2012 and $32 million at September 30, 2011. These inventories represent 5% and 8% of total worldwide inventories at the respective year-ends. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $52 million and $53 million higher as of September 30, 2012 and 2011, respectively. The cost of Specialty Fluids inventories is determined using the average cost method. The cost of other U.S. and all non-U.S. inventories is determined using the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales. If, however, we were using a FIFO method, our purchases from earlier periods, which were at lower prices, would instead be the first charged to cost of sales. The opposite result could occur during a period of rapid decline in raw material costs.

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

During fiscal 2012, inventory quantities carried on a LIFO basis were reduced, leading to liquidations of LIFO inventory quantities. These LIFO layer liquidations resulted in a decrease of cost of goods sold of $1 million and an increase in consolidated net income of $1 million ($0.01 per diluted common share) for fiscal 2012. No such reductions occurred in either fiscal 2011 or 2010.

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

Stock-based Compensation

We have issued restricted stock, restricted stock units, and stock options under our equity compensation plans. The fair value of restricted stock and restricted stock units is the closing price of our stock on the day of the grant. The fair value is recognized as expense over the service period, which generally represents the vesting period. The vesting of certain restricted stock units is dependent on certain performance-based criteria. We evaluate the likelihood of achievement of such performance objectives each quarter and record stock-based compensation based on this assessment. There are no other significant estimates involved in recording compensation costs for restricted stock units with the exception of estimates we make around the probability of forfeitures. Changes in the forfeiture assumptions could impact our earnings but would not impact our cash flows.

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

Goodwill and Long-Lived Assets

Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. We use assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets requires the use of significant judgment with regard to (i) assumptions used in the determination of fair value; and (ii) determination of their useful lives. We estimate the fair value of identifiable acquisition-related intangible assets principally based on projections of cash flows that will arise from these assets. The projected cash flows are discounted to determine the present value of the assets at the date of acquisition. We review definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the date of acquisition and which could result in impairment of such asset. We evaluate indefinite-lived intangible assets for impairment annually and when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount.

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

We primarily utilize a discounted cash flow method to calculate the fair value of our reporting units. The assumptions used to estimate the discounted cash flows are based on our best estimates of future growth rates, operating cash flows, capital expenditures, discount rates and market conditions over an estimate of the remaining operating period at the reporting unit level. The discount rate is based on the weighted average cost of capital that is determined by evaluating the risk free rate of return, cost of debt, and expected equity premiums.

As of September 30, 2012, our goodwill balance is allocated among four reportable segments: Purification Solutions, $439 million, Reinforcement Materials, $28 million, Performance Materials, $11 million, and Advanced Technologies, $2 million. The goodwill allocated to Purification Solutions is based on preliminary estimates of the fair value of assets acquired and liabilities assumed from the acquisition of Norit on July 31, 2012 as the Company is continuing to obtain information to complete its valuation of these accounts and the associated tax accounting. We performed our annual impairment assessment as of March 31, 2012 and determined that there was no impairment. During fiscal 2012, we changed our annual goodwill impairment testing date from March 31 to May 31. We performed an impairment assessment as of May 31, 2012 and consistent with the March 31, 2012 assessment, concluded that there was no impairment. See Note G of the Consolidated Financial Statements for further information. There has been no goodwill impairment charge during any of the periods presented in these consolidated financial statements.

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

Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivables, investments, notes receivable from the sale of a business, accounts payable and accrued liabilities, short-term and long-term debt, and derivative instruments. The carrying values of our financial instruments approximate fair value with the exception of our long-term debt that has not been designated as part of a fair value hedge. The non-hedged long-term debt is recorded at amortized cost. The fair values of our financial instruments are based on quoted market prices, if such prices are available. In situations where quoted market prices are not available, we rely on valuation models to derive fair value. For interest rate swaps and cross currency swaps, we use standard models with market-based inputs. The significant inputs to these models are interest rate curves for discounting future cash flows. In determining the fair value of the commodity derivatives, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. Such valuation takes into account the ability of the financial counterparty to perform.

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

Assets and liabilities measured at fair value, including assets that are part of our defined benefit pension plans, are classified in the fair value hierarchy based on the inputs used for valuation. Assets that are actively traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued based on quoted prices for similar assets or liabilities in active markets, or standard pricing models using observable inputs are classified as Level 2. As of September 30, 2012, we have no assets or liabilities carried at fair value that are valued using unobservable inputs and, therefore, no assets or liabilities that are classified as Level 3. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to our total equity, as of September 30, 2012.

Pensions and Other Postretirement Benefits

We maintain both defined benefit and defined contribution plans for our employees. In addition, we provide certain postretirement health care and life insurance benefits for our retired employees. Plan obligations and annual expense calculations are based on a number of key assumptions. The assumptions, which are specific for each of our U.S. and foreign plans, are related to both the assets we hold to fund our plans (where applicable) and the characteristics of the benefits that will ultimately be provided to our employees. The most significant assumptions relative to our plan assets include the anticipated rates of return on these assets. Assumptions relative to our pension obligations are more varied; they include estimated discount rates, rates of compensation increases for employees, mortality, employee turnover and other related demographic data. Projected health care and life insurance obligations also rely on the above mentioned demographic assumptions and assumptions surrounding health care cost trends. Actual results that differ from the assumptions are generally accumulated and amortized over future periods and could therefore affect the recognized expense and recorded obligation in such future periods. However, cash flow requirements may be different from the amounts of expense that are recorded in the consolidated financial statements. In fiscal 2012, we incurred curtailment and settlement gains and losses in the U.S. and foreign employee benefit plans as a result of the sale of the Supermetals Business and the freezing of two defined benefit plans in foreign affiliates.

Self-Insurance Reserves

We are partially self-insured for certain third-party liabilities globally, as well as workers’ compensation and employee medical benefits in the United States. The third-party and workers’ compensation liabilities are managed through a wholly-owned insurance captive and the related liabilities are included in the consolidated financial statements. The employee medical obligations are managed by a third-party provider and the related liabilities are included in the consolidated financial statements. To limit our potential liabilities for these risks in the U.S., however, we purchase insurance from third-parties that provides individual and aggregate stop loss protection. The aggregate self-insured liability in fiscal 2012 for combined U.S. third party liabilities and U.S. workers’ compensation is $5 million, and the retention for medical costs in the United States is at most $200,000 per person per annum. We have accrued amounts equal to the actuarially determined future liabilities. We determine the actuarial assumptions in collaboration with third-party actuaries, based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs and changes in actual experience could cause these estimates to change and impact our earnings and cash flows.

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

Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time and the amount accrued is recognized on a discounted basis. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of other parties which contribute to the settlement of respirator claims, (viii) a change in the availability of insurance coverage maintained by the entity from which we acquired the safety respirators products business or the indemnity provided by its former owner, (ix) changes in the allocation of costs among the various parties paying legal and settlement costs, and (x) a determination that the assumptions used to estimate our share of liability are inaccurate. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount. Further, if the timing of our actual payments made for respirator claims differs significantly from our estimated payment schedule, and we determine that we can no longer reasonably predict the timing of such payments, we could then be required to record the reserve amount on an undiscounted basis on our Consolidated Balance Sheets, causing an immediate impact to earnings.

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

Results of Operations

Definition of Terms and Non-GAAP Financial Measures

When discussing our results of operations, we use several terms as described below.

The term “product mix” refers to the various types and grades, or mix, of products sold in a particular business or segment during the period, and the positive or negative impact of that mix on the revenue or profitability of the business or segment.

The discussion under the heading “Provision for income taxes” includes a discussion of our “operating tax rate”. In calculating our operating tax rate, we exclude discrete tax items, which are unusual or infrequent items, and the impact of certain items on both operating income and the tax provision.

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

Total Segment EBIT is a non-GAAP performance measure, and should not be considered an alternative for Income from continuing operations before taxes, the most directly comparable GAAP financial measure. In calculating Total Segment EBIT, we make certain adjustments such as excluding certain items, meaning items that management does not consider representative of our fundamental segment results. Segment EBIT includes Equity in net income of affiliated companies, net of tax, the full operating results of a contractual joint venture in Purification Solutions, royalties paid by equity affiliates and Net income attributable to noncontrolling interests, net of tax, but exclude Interest expense, foreign currency transaction gains and losses, interest income, dividend income, unearned revenue, the effects of LIFO accounting for inventory, and unallocated general and corporate costs. Our Chief Operating Decision Maker uses Segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe that this non-GAAP measure provides useful supplemental information for our investors as it is an important indicator of the Company’s operational strength and performance. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another. A reconciliation of Total Segment EBIT to Income from continuing operations before income taxes and equity in net earnings of affiliate companies is provided in Note V.

After the sale of our Supermetals Business and acquisition of Norit, we made changes in the composition of our segments and renamed them with names that are more descriptive of the underlying businesses. With these changes, our four business segments are: Reinforcement Materials (formerly our Core Segment); Performance Materials (formerly our Performance Segment); Advanced Technologies (the combination of our former New Business and Specialty Fluids Segments); and Purification Solutions (the

newly acquired Norit business). Cabot is also organized for operational purposes into three geographic regions: the Americas; Europe, Middle East and Africa; and Asia Pacific. Discussions of all periods reflect these structures.

Our analysis of financial condition and operating results should be read with our Consolidated Financial Statements and accompanying notes. Unless a calendar year is specified, all references to years in this discussion are to our fiscal years ended September 30.

Drivers of Demand and Key Factors Affecting Profitability

Drivers of demand and key factors affecting our profitability differ by Segment. In Reinforcement Materials, demand is influenced on a long term basis primarily by: i) the number of vehicle miles driven globally; ii) the number of original equipment and replacement tires produced; and iii) the number of automotive builds. Over the past several years, operating results have been driven by a number of factors, including: i) increases or decreases in sales volumes; ii) changes in raw material costs and our ability to obtain sales price increases for our products commensurate with increases in raw material costs; iii) changes in pricing and product mix; iv) global and regional capacity utilization; v) fixed cost savings achieved through restructuring and other cost saving activities; vi) the growth of our volumes and market position in emerging economies; and vii) capacity management and technology investments, including the impact of energy utilization and yield improvement technologies at our manufacturing facilities.

In Performance Materials, longer term demand is driven primarily by the construction and infrastructure, automotive, electronics and consumer products industries. In recent years, operating results in Performance Materials have been driven by: i) our volume growth in emerging markets; ii) our ability to deliver differentiated products that drive enhanced performance in customers’ applications; iii) our ability to obtain value pricing for this differentiation; and iv) the cost of new capacity.

In Advanced Technologies, drivers of demand are specific to the various businesses. In the Inkjet Colorants Business, demand has been driven by a relative increase of printer platforms using our pigments at both new and existing customers and the broader adoption of inkjet technology in office and commercial printing applications. Demand in the Aerogel Business has been driven by the adoption of aerogel products for oil and gas, daylighting, insulation for building and construction and specialty chemical applications. In the Security Materials Business, demand has been driven principally by the number of security taggant applications incorporating our unique and proprietary particles. In the Elastomer Composites Business, demand has been driven by the penetration of our unique compound of natural rubber and carbon black made in a patented liquid phase into applications for the tire, mining and defense industries. In our Specialty Fluids Business, demand for cesium formate is primarily driven by the level of drilling activity for high pressure oil and gas wells and by the petroleum industry’s acceptance of our product as a drilling and completion fluid for this application. Operating results in Advanced Technologies have been influenced by: i) our ability to improve the pace of revenue generation; ii) our ability to select the highest value opportunities and work with lead users in the appropriate markets; iii) our ability to appropriately size the overall cost platform for the opportunities; iv) the timing of milestone payments in our Elastomer Composites Business; and v) the size, type and duration of drilling jobs in our Specialty Fluids Business.

In Purification Solutions, longer term demand is driven primarily by the demand for purification solutions for water, gas and air, pharmaceuticals, food and beverages, catalysts and other chemical applications. Operating results in Purification Solutions have been influenced by i) changes in pricing and product mix; ii) industry capacity utilization; iii) the amount of coal-based power generation utilized in the U.S.; and iv) growth of volume in the various applications previously noted.

Overview of Results for Fiscal 2012

During fiscal 2012, profitability increased compared to fiscal 2011 driven by higher unit margins that resulted from price increases and a favorable product mix. This improvement was partially offset by lower volumes and higher fixed costs due mainly to the startup of additional capacity and higher spending to support growth.

In fiscal 2012, we purchased all of the issued and outstanding shares of Norit N.V. (“Norit”) for a purchase price of $1.1 billion. The transaction was completed on July 31, 2012. Our results for the twelve month period ended September 30, 2012 includes two months of results of Norit, which are reported as Purification Solutions.

In addition, during fiscal 2012, we completed the sale of our Supermetals Business and received initial cash payments related to the sale of $204 million. Approximately $250 million of additional cash consideration is scheduled to be received by the end of the second quarter of fiscal 2014. Income from discontinued operations, net of tax of $205 million in fiscal 2012 includes the $191 million gain on the sale of the Supermetals Business. Operating results from the Supermetals Business are included in Income (loss) from discontinued operations, net of tax, for all periods presented on the Consolidated Statements of Operations.

Fiscal 2012 compared to Fiscal 2011 and Fiscal 2011 compared to Fiscal 2010—Consolidated

Net Sales and Gross Profit

	Years ended September 30
	2012	2011	2010
	(Dollars in millions)
Net sales and other operating revenues	$3,300	$3,102	$2,716
Gross profit	$648	$558	$510

The $198 million increase in net sales from fiscal 2011 to fiscal 2012 was driven primarily by higher prices and a favorable product mix (combined $270 million) and the addition of two months of Purification Solutions sales (approximately $61 million) partially offset by lower volumes ($71 million) and the unfavorable effect of foreign currency translation ($56 million). The $386 million increase in net sales from fiscal 2010 to fiscal 2011 was due primarily to higher selling prices and a favorable product mix ($301 million) and the favorable effect of foreign currency translation ($97 million) partially offset by lower volumes ($8 million).

Gross profit increased by $90 million in fiscal 2012 when compared to fiscal 2011 and by $48 million in fiscal 2011 when compared to fiscal 2010. The increases in both periods were primarily due to higher unit margins driven by the implementation of strategic value pricing and product mix initiatives and benefits from the investments in energy centers and yield technology that more than offset higher raw material costs.

Selling and Administrative Expenses

	Years Ended September 30
	2012	2011	2010
	(Dollars in millions)
Selling and administrative expenses	$285	$249	$241

Selling and administrative expenses increased by $36 million in fiscal 2012 when compared to fiscal 2011. The comparative increase is principally due to higher professional fees and other costs related to the acquisition and integration of Norit ($17 million), the inclusion of two months of Purification Solutions operating results ($5 million), additional environmental and legal reserves, including for respirator claims ($7 million) and spending to support growth across our businesses. Selling and administrative expenses increased by $8 million in fiscal 2011 when compared to fiscal 2010. The comparative increase is principally due to increased business and business development activity levels that were partially offset by lower restructuring related expenses.

Research and Technical Expenses

	Years Ended September 30
	2012	2011	2010
	(Dollars in millions)
Research and technical expenses	$73	$66	$65

Research and technical expenses increased $7 million in fiscal 2012 when compared to fiscal 2011 due to fees for a new technology licensing agreement ($3 million), the inclusion of two months of Purification Solutions operating results ($1 million) and higher spending to support business initiatives. Research and technical expenses were $1 million higher in fiscal 2011 when compared to fiscal 2010 as we maintained our investment in new product and process development opportunities across the businesses.

Interest and Dividend income

	Years Ended September 30
	2012	2011	2010
	(Dollars in millions)
Interest and dividend income	$4	$2	$2

Interest and dividend income was $4 million in fiscal 2012 and $2 million in both fiscal 2011 and 2010. Interest and dividend income was $2 million higher in fiscal 2012 when compared to fiscal 2011 primarily due to interest income related to the notes receivable for the sale of the Supermetals Business.

Interest Expense

	Years Ended September 30
	2012	2011	2010
	(Dollars in millions)
Interest expense	$46	$39	$40

Interest expense increased $7 million in fiscal 2012 as compared to fiscal 2011 due to a higher debt balance as a result of the financing for the Norit acquisition. Interest expense decreased by $1 million in fiscal 2011 when compared to fiscal 2010 driven by lower average debt levels in fiscal 2011 as compared to fiscal 2010.

Other Expense

	Years Ended September 30
	2012	2011	2010
	(Dollars in millions)
Other expense	$3	$3	$—

Other expense balances are driven by foreign currency movements, including gains or losses on foreign currency transactions and the remeasurement of our foreign currency denominated debt and related derivatives. Other expense in fiscal 2012 is consistent with fiscal 2011. The $3 million increase in expense from fiscal 2010 to fiscal 2011 was principally driven by an unfavorable comparison of foreign currency movements.

Provision for Income Taxes

	Years Ended September 30
	2012	2011	2010
	(Dollars in millions)
Provision for income taxes	$55	$6	$30
Effective tax rate	22%	3%	18%
Operating tax rate	25%	22%	25%

The provision for income taxes was $55 million for fiscal 2012, resulting in an effective tax rate of 22%. This amount included net discrete tax benefits of $8 million from the release of a Cabot state tax valuation allowance as a result of the Norit acquisition and $3 million from settlements and miscellaneous tax items. The operating tax rate for fiscal 2012 was approximately 25%.

The provision for income taxes was $6 million for fiscal 2011, resulting in an effective tax rate of 3%. This amount included discrete tax benefits of $38 million comprised of: i) $24 million related to the repatriation of high tax income in response to changes in U.S. tax legislation; ii) $10 million from audit settlements; iii) $2 million from the recognition of investment tax credits in China; and iv) $2 million from the renewal of the U.S. research and experimentation (“R&E”) credit. The operating tax rate for fiscal 2011 was 22%.

The provision for income taxes was $30 million for fiscal 2010, resulting in an effective tax rate of 18%. This amount included discrete tax benefits of $15 million related to the settlement of various tax audits and $2 million for investment incentive credits earned, partially offset by a $1 million charge for miscellaneous adjustments. The operating tax rate for fiscal 2010 was 25%.

Our anticipated operating tax rate for fiscal 2013 is 25% to 26%. The IRS has not yet commenced the audit of our 2007 and later tax years and certain Cabot subsidiaries are under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2013 and could impact our anticipated effective tax rate. We have filed our tax returns in accordance with the tax laws in each jurisdiction and maintain tax reserves for uncertain tax positions.

Equity in Earnings of Affiliates and Noncontrolling Interest in Net Income, net of tax

	Years Ended September 30
	2012	2011	2010
	(Dollars in millions)
Equity in earnings of affiliated companies, net of tax	$11	$8	$7
Net income attributable to noncontrolling interests, net of tax	$18	$22	$15

Equity in earnings of affiliated companies, net of tax, for fiscal 2012 increased $3 million from fiscal 2011 as earnings of our affiliate in Mexico improved. Equity in earnings of affiliated companies, net of tax, increased by $1 million in fiscal 2011 when compared to fiscal 2010 due primarily to an improvement in profitability at our equity affiliates in Mexico and Venezuela.

For fiscal 2012, net income attributable to noncontrolling interests decreased $4 million as compared to fiscal 2011. The decrease was due to a decrease in profitability of our joint ventures in Malaysia, China and Indonesia. For fiscal 2011, the $7 million increase in net income attributable to noncontrolling interests, net of tax, is due to the improved profitability of our joint ventures in China, the Czech Republic and Malaysia.

Income from Discontinued Operations, net of tax

During fiscal 2011, we entered into an agreement to sell our Supermetals Business and accordingly for all periods we have classified income from the Supermetals Business as Income from discontinued operations, net of tax. The sale of the Supermetals Business was completed during the second quarter of fiscal 2012. Income from discontinued operations, net of tax, increased $152 million in fiscal 2012 when compared to fiscal 2011 driven by the gain on the sale of the Supermetals Business.

Net Income Attributable to Cabot Corporation

In fiscal 2012, we reported net income of $388 million ($5.99 per diluted common share). This is compared to net income of $236 million ($3.57 per diluted common share) in fiscal 2011 and net income of $154 million ($2.35 per diluted common share) in fiscal 2010.

Fiscal 2012 compared to Fiscal 2011 and Fiscal 2011 compared to Fiscal 2010—By Business Segment

Total Segment EBIT, certain items, other unallocated items and income from continuing operations before taxes for fiscal 2012, 2011 and 2010 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note V of our Consolidated Financial Statements.

	Years Ended September 30
	2012	2011	2010
	(Dollars in millions)
Total Segment EBIT	$409	$354	$314
Certain items	(51)	(19)	(53)
Other unallocated items	(113)	(132)	(95)

Income from continuing operations before income taxes	$245	$203	$166

In fiscal 2012, total Segment EBIT increased by $55 million when compared to fiscal 2011. The increase was principally driven by higher unit margins ($94 million) driven by the implementation of strategic value pricing and product mix initiatives and benefits from the investments in energy centers and yield technology that more than offset higher raw material costs, the inclusion of two months of Purification Solutions operating results ($5 million), and the favorable effect of foreign currency translation ($11 million). The results were partially offset by lower volumes ($8 million) in Reinforcement Materials and higher fixed costs from the startup of new capacity and spending to support our growth initiatives ($51 million combined).

In fiscal 2011, total Segment EBIT increased by $40 million when compared to fiscal 2010. The increase was principally driven by higher unit margins ($101 million) from increased prices, a favorable product mix and the benefits from investments in energy centers and yield technology that more than offset higher raw material costs. Higher fixed manufacturing costs ($44 million) from higher maintenance and other plant operating costs, lower volumes ($9 million) in Reinforcement Materials and the Specialty Fluids Business, and an increase in selling and administrative costs ($9 million) primarily related to increased headcount to support business activities in Performance Materials and Advanced Technologies partially offset this improvement.

Certain Items:

Details of the certain items for fiscal 2012, 2011, and 2010 are as follows:

	Years Ended September 30
	2012	2011	2010
	(Dollars in millions)
Global restructuring activities	$(17)	$(18)	$(46)
Environmental and legal reserves	(4)	(1)	(3)
Reserve for respirator claims	(4)	—	(2)
Acquisition related charges	(26)	—	—
Long-lived asset impairment	—	—	(2)

Certain items, pre-tax	(51)	(19)	(53)

Tax-related certain items
Tax impact of certain items	$9	$3	$7
Tax impact of certain foreign exchange losses	1	—	—
Tax impact of non-deductible interest expense	(2)	—	—
Discrete tax items	11	39	16

Total tax-related certain items	19	42	23
Total certain items after tax	$(32)	$23	$(30)

Acquisition related charges include legal and professional fees, the incremental value of inventory as a result of purchase accounting adjustments, and other expenses related to the completion of the acquisition and the integration of Norit, which is described in Note C of the Consolidated Financial Statements. Details of restructuring activities are included in Note P of the Consolidated Financial Statements. Tax certain items include discrete tax items, which are unusual and infrequent, the tax impact of certain foreign exchange losses, and the tax impact of non-deductible interest expense.

Other Unallocated Items:

	Years Ended September 30
	2012	2011	2010
	(Dollars in millions)
Interest expense	$(46)	$(39)	$(40)
Equity in net income of affiliated companies	(11)	(8)	(7)
Unallocated corporate costs	(56)	(53)	(48)
General unallocated (expense) income	—	(32)	—

Total other unallocated items	$(113)	$(132)	$(95)

Other unallocated items include Interest expense, Equity in net income of affiliated companies, Unallocated corporate costs, and General unallocated (expense) income. The balances of unallocated corporate costs are primarily comprised of expenditures related to managing a public company that are not allocated to the segments and corporate business development costs related to new technology efforts. The balances of General unallocated (expense) income primarily include foreign currency transaction gains (losses), interest income, dividend income, the elimination of profit related to unearned revenue, and the COGS impact of LIFO accounting.

In fiscal 2012, costs from total other unallocated items decreased by $19 million when compared to fiscal 2011. The decrease was primarily driven by a $32 million decrease in General unallocated income (expense) due to i) the COGS impact of LIFO accounting from changes in carbon black raw material costs that resulted in a favorable comparison ($18 million); ii) the favorable comparison of foreign exchange currency transactions ($4 million); iii) the absence in fiscal 2012 of certain corporate pension and currency charges that occurred in fiscal 2011 ($2 million); and (iv) the impact of a change in the net worth tax in Colombia in fiscal 2011 that did not repeat in fiscal 2012 ($3 million). These decreases were partially offset by an increase in Unallocated corporate costs driven by fees for a new technology licensing agreement ($3 million).

In fiscal 2011, costs from total other unallocated items increased by $37 million when compared to the same period of fiscal 2010. The increase was driven by charges associated with: i) the COGS impact of LIFO accounting ($16 million) due to rising carbon black raw material costs in fiscal 2011; ii) the unfavorable comparative of foreign currency transactions ($7 million); and iii) the unfavorable impact of a change in the net worth tax in Colombia ($3 million). In addition, there were higher costs commensurate with an increase in business activity levels and higher spending for corporate business development activities.

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for fiscal 2012, 2011 and 2010 are as follows:

	Years Ended September 30
	2012	2011	2010
	(Dollars in millions)
Reinforcement Materials Sales	$2,019	$1,952	$1,660

Reinforcement Materials EBIT	$227	$183	$139

In fiscal 2012, sales in Reinforcement Materials increased by $67 million when compared to fiscal 2011. The increase was principally driven by higher prices and a favorable product mix (combined $225 million), partially offset by 6% lower volumes ($123 million) and the unfavorable impact of foreign currency translation ($35 million). In fiscal 2011, sales in Reinforcement Materials increased by $292 million when compared to fiscal 2010. The increase was principally driven by higher prices and a favorable product mix ($252 million) and the favorable effect of foreign currency translation ($73 million). Global volumes decreased by 2% in fiscal 2011 relative to fiscal 2010 driven by the closure of our carbon black facility in India. Excluding the impact of the closure of the India facility, global volumes were consistent with the prior year.

In fiscal 2012, Reinforcement Materials EBIT increased by $44 million when compared to fiscal 2011 driven principally by higher unit margins ($91 million), with higher pricing and a favorable product mix more than offsetting higher raw material costs, and the favorable impact of foreign currency translation ($10 million). The impact of higher unit margins more than offset lower volumes ($39 million) and the effect of higher fixed manufacturing costs ($17 million). In fiscal 2011, Reinforcement Materials EBIT increased by $44 million when compared to fiscal 2010. The increase was principally driven by higher unit margins ($79 million) from higher pricing, a favorable product mix and benefits from investments in energy centers and yield technology that more than offset higher raw material costs. Higher fixed manufacturing costs ($23 million) from higher maintenance and other plant operating costs and lower volumes ($11 million) partially offset these positive factors.

Performance Materials

Sales and EBIT for Performance Materials for fiscal 2012, 2011 and 2010 are as follows:

	Years Ended September 30
	2012	2011	2010
	(Dollars in millions)
Specialty Carbons and Compounds Sales	$664	$626	$531
Fumed Metal Oxides Sales	250	254	252

Segment Sales	$914	$880	$783

Segment EBIT	$128	$140	$125

In fiscal 2012, sales in Performance Materials increased $34 million when compared to fiscal 2011 due to higher prices and a favorable product mix (combined $34 million), and the impact of higher volumes ($23 million), partially offset by the unfavorable impact of foreign currency translation ($22 million). During fiscal 2012, volumes in Specialty Carbons and Compounds increased by 3% and volumes in Fumed Metal Oxides increased by 2%. In fiscal 2011, sales for Performance Materials increased by $97 million when compared to fiscal 2010. The increase was principally driven by higher prices and a favorable product mix ($53 million), higher volumes ($22 million), and the positive impact of foreign currency translation ($21 million). During fiscal 2011, volumes in Specialty Carbons and Compounds increased by 5% due to availability of new capacity to serve higher demand for our specialty compounds products. Volumes in fiscal 2011 in Fumed Metal Oxides decreased by 2% due to our strategic value pricing initiative, which resulted in lower volumes sold.

In fiscal 2012, EBIT in Performance Materials was $12 million lower when compared to fiscal 2011 driven by higher fixed manufacturing costs from new capacity and higher segment management costs ($23 million combined). This decrease was partially offset by higher volumes ($10 million) and improved unit margins ($2 million) from higher pricing and a favorable product mix that more than offset higher raw material costs. EBIT in Performance Materials increased by $15 million in fiscal 2011 when compared to fiscal 2010. The increase was principally driven by higher unit margins ($22 million) from higher pricing and a favorable product mix that more than offset the impact of higher raw materials costs and higher volumes ($6 million). Higher fixed manufacturing costs ($14 million) associated with the start-up of new capacity and higher maintenance and other plant operating costs partially offset these positive factors.

Advanced Technologies

Sales and EBIT for Advanced Technologies for fiscal 2012, 2011 and 2010 are as follows:

	Years Ended September 30
	2012	2011	2010
	(Dollars in millions)
Inkjet Colorants	$66	$65	$57
Aerogel	18	24	24
Security Materials	9	11	7
Elastomer Composites	23	17	17
Specialty Fluids	94	69	81

Segment Sales	$210	$186	$186

Segment EBIT	$49	$31	$50

Sales in Advanced Technologies increased by $24 million in fiscal 2012 when compared to fiscal 2011. The increase is primarily due to higher volumes and higher pricing in the Specialty Fluids Business. Sales in Advanced Technologies were consistent in fiscal 2011 when compared to fiscal 2010, with revenue increases in the Inkjet Colorants and Security Materials Businesses offset by lower revenue in the Specialty Fluids Business. Revenue increases were driven by higher volumes in the Inkjet Colorants Business and sales of security taggants and incremental revenue resulting from the acquisition of Oxonica Materials Inc. in the Security Materials Business. The decrease in Specialty Fluids revenue was principally due to a less favorable mix of business, including jobs that were smaller and shorter in duration.

EBIT in Advanced Technologies increased by $18 million in fiscal 2012 when compared to fiscal 2011. The increase was driven by higher volumes ($21 million) in the Specialty Fluids, Inkjet Colorants and Elastomer Composites Businesses partially offset by lower volumes in the Aerogel Business. Higher fixed manufacturing costs in the Elastomer Composites Business and from new capacity in the Inkjet Colorants Business ($4 million) partially offset the higher volumes. EBIT in Advanced Technologies for fiscal 2011 declined by $19 million when compared to fiscal 2010. The decline was driven by a less favorable mix of business, including jobs that were smaller and shorter in duration in our Specialty Fluids Business and the timing of payments associated with certain milestones in our Elastomer Composites Business.

Purification Solutions

Sales and EBIT for Purification Solutions for fiscal 2012, 2011 and 2010 are as follows:

	Years Ended September 30
	2012	2011		2010
	(Dollars in millions)
Segment Sales	$61	$	N/A	$	N/A

Segment EBIT	$5	$	N/A	$	N/A

In fiscal 2012, we purchased all of the issued and outstanding shares of Norit N.V. (“Norit”) for a purchase price of $1.1 billion. The transaction was completed on July 31, 2012. Our results for the twelve month period ended September 30, 2012 include two months of results of Norit.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $127 million during fiscal 2012. The decrease was attributable to our decreased cash position and an increase in borrowings under our committed borrowing facilities resulting from the acquisition of Norit. At September 30, 2012, we had cash and cash equivalents of $120 million, and current availability under our revolving credit agreement of approximately $560 million.

In July 2012, we entered into several financing arrangements to finance, in part, our acquisition of Norit. Specifically, we issued $250 million of senior notes with a coupon rate of 2.55% maturing in January 2018 and $350 million of senior notes with a coupon rate of 3.70% maturing in July 2022 (referred to collectively as the “Notes”). Interest on the Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2013. In addition, we exercised the expansion option under our revolving credit agreement, increasing to $750 million the aggregate commitments available thereunder. The proceeds from the Notes were used to pay the purchase price for the acquisition, and the balance of the purchase price was paid with borrowings under the credit agreement and cash on hand. The credit agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants in the credit agreement include interest coverage, debt-to-EBITDA and subsidiary debt to total capitalization ratios. As of September 30, 2012, we were in compliance with all applicable covenants.

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

We generally manage our cash and debt on a global basis to provide for working capital requirements as needed by region or site. Cash and debt are generally denominated in the local currency of the subsidiary holding the assets or liabilities, except where there are operational cash flow reasons to hold non-functional currency or debt. As of September 30, 2012 our USD equivalent holdings by region were: Asia Pacific $33 million, Europe $48 million, and the Americas $39 million, which included $6 million in the U.S.

Discontinued Operations

Our Consolidated Statements of Cash Flows have been presented to include discontinued operations with continuing operations. Therefore, unless noted otherwise, the following discussion of our cash flows and liquidity position include both continuing and discontinued operations.

In January 2012, we completed the sale of our Supermetals Business, which we classified as discontinued operations beginning in the fourth quarter of fiscal 2011 when we entered into the sale and purchase agreement for its sale. A detailed discussion of the transaction and the consideration we received appears in Note D in the Consolidated Financial Statements. In connection with the sale, we received $175 million on the closing date and notes for additional minimum consideration totaling approximately $277 million payable at various dates through the second quarter of fiscal 2014. In fiscal 2012, we received $23 million payable under the notes and an additional $6 million as a post-closing purchase price adjustment.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows.

Cash Flows from Operating Activities

Cash generated by operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $415 million in fiscal 2012. Operating activities provided $195 million and $249 million in fiscal 2011 and 2010, respectively.

Cash generated from operating activities in fiscal 2012 was driven primarily by net income of $406 million plus $156 million of depreciation and amortization and a decrease in working capital of $76 million (Inventories plus Accounts and notes receivable, less Accounts payable and accrued liabilities). Our fiscal 2012 working capital decrease when compared to fiscal 2011 was primarily driven by higher Accounts payable and accrued liabilities ($100 million) partially offset by higher Inventories ($30 million).

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

In addition to the working capital movements noted above, the following other elements of operations have had a bearing on operating cash flows:

Restructurings—As of September 30, 2012, we had $5 million of total restructuring costs in accrued expenses in the consolidated balance sheet related to our global restructuring activities. We made cash payments of $14 million during fiscal 2012 related to these restructuring plans. We expect to make cash payments related to these restructuring activities of approximately $7 million in fiscal 2013 and less than $1 million thereafter (which includes the $5 million already accrued in the consolidated balance sheet as of September 30, 2012).

Environmental Reserves and Litigation Matters—We have recorded a $7 million reserve on both a discounted and undiscounted basis as of September 30, 2012 for environmental remediation costs at various sites. These sites are primarily associated with businesses divested in prior years. We anticipate that the expenditures at these sites will be made over a number of years, and will not be concentrated in any one year. Additionally, as of September 30, 2012 we have recorded a $13 million reserve on a discounted basis ($17 million on an undiscounted basis) for respirator claims. These expenditures will also be incurred over several years. We also have other litigation costs arising in the ordinary course of business.

The following table represents the estimated future undiscounted payments related to our environmental and respirator reserves.

	Future Payments by Fiscal Year
	2013	2014	2015	2016	2017	Thereafter	Total
	(Dollars in millions)
Environmental	$3	$1	$1	$1	$—	$1	$7
Litigation—respirator	2	2	2	2	1	8	17

Total	$5	$3	$3	$3	$1	$9	$24

Operating Activities—Other

Venezuela

We own 49% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through our wholly owned subsidiaries that carry the investment and receive its dividends. As of September 30, 2012 these subsidiaries carried the operating affiliate investment of $25 million, and held 21 million bolivars ($5 million) in cash.

The Venezuelan bolivar may only be exchanged for foreign currencies through certain Venezuelan government controlled channels. The channels available are the Venezuelan central bank (“CADIVI”) and

Venezuelan government and government-backed bond offerings. The bond offerings use a bidding process, where companies and individuals requiring U.S. dollars place a request for a fixed sum, and CADIVI then allocates out the pool of U.S. dollars in that issuance.

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

Any future change in the CADIVI official rate or opening of additional parallel markets could lead us to use a different exchange rate and result in gains or losses on our bolivar-denominated assets held by our subsidiaries.

Employee Benefit Plans

As of September 30, 2012 we had a consolidated pension and postretirement benefit obligation, net of the fair value of plan assets, of $194 million, comprised of $112 million for pension benefit plan liabilities and $82 million for postretirement benefit plan liabilities.

The $112 million of unfunded pension benefit plan liabilities is derived as follows:

	U.S.	Foreign	Total
	(Dollars in millions)
Fair Value of Plan Assets	$149	$356	$505
Benefit Obligation	(195)	(422)	(617)

Unfunded Status	$(46)	$(66)	$(112)

In fiscal 2012, we made cash contributions totaling approximately $10 million to our foreign pension benefit plans and $7 million to our U.S. pension plan. For fiscal 2013, we expect to make cash contributions of less than $1 million to our U.S. pension plan and approximately $12 million to our foreign pension plans.

The $82 million of unfunded postretirement benefit plan liabilities is comprised of $64 million for our U.S. and $18 million for our foreign postretirement benefit plans. These postretirement benefit plans provide certain health care and life insurance benefits for retired employees. Typical of such plans, our postretirement plans are unfunded and, therefore, have no plan assets. We fund these plans as claims or insurance premiums come due. In fiscal 2012, we paid postretirement benefits of $5 million under our U.S. postretirement plans and less than $1 million under our foreign postretirement plans. For fiscal 2013, we expect to make benefit payments of approximately $6 million under our U.S. postretirement plans and $1 million under our foreign postretirement plans.

Cash Flows from Investing Activities

Cash flows from investing activities were primarily driven by cash paid for the acquisition of Norit ($1.1 billion) and capital expenditures ($281 million). Partially offsetting these decreases were proceeds from the sale of our Supermetals Business and payments on notes relating to the sale (totaling $204 million). Net cash used in investing activities totaled $1.2 billion.

Capital expenditures totaled $281 million, $230 million and $108 million in fiscal 2012, 2011 and 2010, respectively. In each of these years, expenditures were primarily related to expansion of our manufacturing footprint in the Asia Pacific region, replacement capital projects for our operating facilities, investments in energy recovery technology, and capital spending required for process technology and product differentiation projects. In addition, in fiscal 2010, capital expenditures included funds for the completion of our specialty compounds facility in Dubai.

Cash used in investing activities for fiscal 2011 includes approximately $6 million of additions to property, plant and equipment in the Supermetals Business.

Capital expenditures for fiscal 2013 are expected to be between $250 million and $300 million. Our planned capital spending program for fiscal 2013 is primarily for capacity expansions, higher spending for ongoing sustaining and replacement capital as well as investments in energy related projects.

Cash Flows from Financing Activities

Financing activities provided $606 million of cash in fiscal 2012 compared to a use of $72 million of cash in fiscal 2011 and $57 million in fiscal 2010. In fiscal 2012, our overall debt balance increased by $693 million primarily relating to financing our acquisition of Norit. The cash provided by this financing was partially offset by cash used to purchase shares of our common stock on the open market of $36 million and to make dividend payments to our stockholders of $49 million. In fiscal 2011 and fiscal 2010, financing cash flows were primarily driven by changes in debt levels and dividend payments. In addition, in fiscal 2011 we repurchased approximately 1.6 million shares of our common stock on the open market for $59 million.

The Supermetals Business did not have significant Cash Flows from Financing Activities in fiscal 2012 or fiscal 2011.

Debt

The following table provides a summary of our outstanding long-term debt.

	September 30
	2012	2011
	(Dollars in millions)
Variable rate debt	$200	$15
Interest rate swaps—fixed to variable(1)	2	58

Total variable rate debt	202	73
Fixed rate debt, net of discount	1,143	585
Interest rate swaps—fixed to variable(1)	(2)	(58)

Total fixed rate debt	1,141	527
Unamortized bond discounts	(2)	(2)
Capital leases	16	15

Total debt	1,357	613
Less current portion of long-term debt	(185)	(57)

Total long-term debt	$1,172	$556

(1)	The face value of debt swapped from fixed rate to variable rate using interest rate swaps is presented above in order to view our effective fixed and variable debt balances.

In fiscal 2012, our net debt balance increased by $693 million, primarily to finance the purchase of Norit. In fiscal 2011, net proceeds from certain short term financing arrangements totaled $56 million, offset by long-term debt repayments of $21 million. In fiscal 2010, because of our strong operating cash flows and the proceeds obtained in fiscal 2009 from the issuance of the 5% Notes due in 2016, we had little movement in financing cash flows apart from our on-going dividend payments to our shareholders. We had $560 million of availability under our credit agreement as of September 30, 2012.

Our long-term total debt, of which $185 million is current, matures at various times as presented in the Contractual Obligations table. The increase in the current portion of long-term debt from fiscal 2011 to fiscal 2012 is due principally to amounts which were classified as long-term in fiscal 2011, which are due within twelve months of the end of fiscal 2012. The weighted-average interest rate on our fixed rate long-term debt was 4.31%, including the effects of the interest rate swaps. The weighted-average interest rate on variable interest rate long-term debt was 1% as of September 30, 2012, including the effects of the interest rate swaps.

At September 30, 2012, we have provided standby letters of credit and bank guarantees totaling $20 million, which expire through fiscal 2014.

Share repurchases

During fiscal 2012, we repurchased approximately 1.1 million shares of our common stock on the open market for an aggregate purchase price of $36 million. As of September 30, 2012, we had approximately 1.6 million shares available for repurchase under the Board of Directors’ share repurchase authorization.

Dividend payments

In fiscal 2012, we paid cash dividends on our common stock of $0.76 per share. In each of fiscal 2011 and 2010, we paid cash dividends on our common stock of $0.72 per share. These cash dividend payments totaled $49 million in fiscal 2012 and $47 million in each of fiscal 2011 and 2010.

Off-balance sheet arrangements

We had no material transactions that meet the definition of an off-balance sheet arrangement.

Contractual Obligations

The following table sets forth our long-term contractual obligations, excluding those attributable to our discontinued operations, which are described in greater detail in Note T in the Consolidated Financial Statements. Variable interest is based on the variable debt outstanding and prevailing variable interest rates as of September 30, 2012, and the table includes the impact of our interest rate swaps that change fixed rates to floating rates.

	Payments Due by Fiscal Year
	2013	2014	2015	2016	2017	Thereafter	Total
	(Dollars in millions)
Contractual Obligations(1)
Purchase commitments	$452	$318	$297	$235	$208	$2,888	$4,398
Long-term debt(2)	182	17	—	189	300	653	1,341
Capital lease obligations	1	1	1	1	1	11	16
Fixed interest on long-term debt	48	39	38	38	23	76	262
Variable interest on long-term debt	4	4	3	2	—	—	13
Operating leases	22	17	14	10	5	27	95

Total	$709	$396	$353	$475	$537	$3,655	$6,125

(1)	We are unable to estimate the timing of potential future payments related to our accrual for uncertain tax positions in the amount of $39 million at September 30, 2012.
(2)	Payment of long-term debt excludes settlements of cross currency swaps.

Purchase commitments

We have entered into long-term, volume-based purchase agreements primarily for the purchase of raw materials and natural gas with various key suppliers in Reinforcement Materials, Performance Materials, and Purification Solutions. Under certain of these agreements the quantity of material being purchased is fixed, but the price we pay changes as market prices change. For purposes of the table above, current purchase prices have been used to quantify total commitments.

Capital Leases

We have capital lease obligations primarily for certain equipment and buildings. These obligations are payable over the next 28 years.

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

By using derivative instruments, we are subject to credit and market risk. The derivative instruments are booked to our balance sheet at fair market value and reflect the asset or (liability) position as of September 30, 2012. If a counterparty fails to fulfill its performance obligations under a derivative contract, our exposure will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. We minimize counterparty credit (or repayment) risk by entering into these transactions with major financial institutions of investment grade credit rating. As of September 30, 2012, the counterparties that we have executed derivatives with were rated between A- and AA-, inclusive, by Standard and Poor’s. Our exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow.

Interest Rate Risk

As of September 30, 2012, we had long-term debt, including the current portion, totaling $1,357 million, which has both variable and fixed interest rate components. We have entered into interest rate swaps as a hedge to a portion of our underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. For fixed rate debt, interest rate changes affect the fair value, but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair value, but do impact future earnings and cash flows, assuming other factors are held constant. As most of our long-term debt was issued at fixed rates, we use interest rate swaps as a means to achieve a different fixed-to-floating interest rate mix.

The table below summarizes the principal terms of our interest rate swap transaction, including the notional amount of the swap, the interest rate payment we receive from and pay to our swap counterparty, the term of the transaction, and its fair value at September 30, 2012.

Description	Notional Amount	Receive	Pay	Fiscal Year Entered into	Maturity (Fiscal Year)	Fair Market Value at September 30, 2012 Asset/ (Liability)
						(USD)
Interest Rate Swaps—Fixed to Variable	USD 35 million	5.25% Fixed	U.S.-6 month LIBOR + 0.62%	2003	2013	2 million

Foreign Currency Risk

Our international operations are subject to certain risks, including currency exchange rate fluctuations and government actions. Currently, we have issued debt denominated in U.S. dollars and then entered into cross currency swaps that exchange our dollar principal and interest payments into a currency where we expect long-term, stable cash receipts. The following table summarizes the principal terms of our long-term foreign currency swap transactions, including the notional amount of the swap, the interest rate payment we receive from and pay to our swap counterparty, the term of the transaction and its fair market value at September 30, 2012.

Description	Net Notional Amount	Receive	Pay	Fiscal Year Entered Into	Maturity Year	Fair Market Value at September 30, 2012
						(USD)
Cross Currency Swaps	USD 140 million swapped to EUR 124 million	5.25% Fixed	5.43% Fixed	2003	2013	(22 million)

	USD 35 million swapped to EUR 31 million	US-6 month LIBOR	EUR-6 month LIBOR	2003	2013	(5 million)

Foreign currency exposures also relate to assets and liabilities denominated in foreign currencies other than the functional currency of a given subsidiary as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, we use short-term forward contracts to minimize the exposure to foreign currency risk. At September 30, 2012, we had $109 million in net notional foreign currency contracts, which were denominated in the Australian dollar, British pound sterling, Canadian dollar, Chinese renminbi, Euro, and Japanese yen. These forwards had a fair value of ($1 million) as of September 30, 2012. Of the $109 million in net notional foreign currency contracts, $3 million related to contracts denominated in Japanese Yen which were designated as a cash flow hedge. These hedge contracts had a fair value of less than $1 million at September 30, 2012.

In certain situations where we have a long-term commitment denominated in a foreign currency we may enter into appropriate financial instruments in accordance with our risk management policy to hedge future cash flow exposures.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Description		Page
(1)	Consolidated Statements of Operations for each of the fiscal years ended September 30, 2012, 2011, and 2010	55
(2)	Consolidated Balance Sheets at September 30, 2012 and 2011	56
(3)	Consolidated Statements of Cash Flows for each of the fiscal years ended September 30, 2012, 2011 and 2010	58
(4)	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for each of the fiscal years ended September 30, 2012, 2011, and 2010	59
(5)	Notes to the Consolidated Financial Statements	62
(6)	Report of Independent Registered Public Accounting Firm	113

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30
	2012	2011	2010
	(In millions, except per share amounts)
Net sales and other operating revenues	$3,300	$3,102	$2,716
Cost of sales	2,652	2,544	2,206

Gross profit	648	558	510
Selling and administrative expenses	285	249	241
Research and technical expenses	73	66	65

Income from operations	290	243	204
Interest and dividend income	4	2	2
Interest expense	(46)	(39)	(40)
Other expense	(3)	(3)	—

Income from continuing operations before income taxes and equity in earnings of affiliated companies	245	203	166
Provision for income taxes	(55)	(6)	(30)
Equity in earnings of affiliated companies, net of tax of $5, $5 and $4	11	8	7

Income from continuing operations	201	205	143
Income from discontinued operations, net of tax of $116, $29 and $16	205	53	26

Net income	406	258	169
Net income attributable to noncontrolling interests, net of tax of $7, $4 and $3	18	22	15

Net income attributable to Cabot Corporation	$388	$236	$154

Weighted-average common shares outstanding, in millions:
Basic	63.4	64.6	63.8

Diluted	64.2	65.4	64.3

Income per common share:
Basic:
Income from continuing operations attributable to Cabot Corporation	$2.87	$2.80	$1.96
Income from discontinued operations	3.20	0.82	0.41

Net income attributable to Cabot Corporation	$6.07	$3.62	$2.37

Diluted:
Income from continuing operations attributable to Cabot Corporation	$2.83	$2.77	$1.94
Income from discontinued operations	3.16	0.80	0.41

Net income attributable to Cabot Corporation	$5.99	$3.57	$2.35

Dividends per common share	$0.76	$0.72	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30
	2012	2011
	(In millions, except share and per share amounts)
Current assets:
Cash and cash equivalents	$120	$286
Accounts and notes receivable, net of reserve for doubtful accounts of $5 and $4	687	659
Inventories	533	393
Prepaid expenses and other current assets	71	76
Deferred income taxes	32	35
Current assets held for sale	—	106

Total current assets	1,443	1,555

Property, plant and equipment	3,511	2,967
Accumulated depreciation and amortization	(1,959)	(1,931)

Net property, plant and equipment	1,552	1,036

Goodwill	480	40
Equity affiliates	115	60
Intangible assets, net	330	3
Assets held for rent	46	46
Notes receivable from sale of business	242	—
Deferred income taxes	94	261
Other assets	97	101
Noncurrent assets held for sale	—	39

Total assets	$4,399	$3,141

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30
	2012	2011
	(In millions, except share and per share amounts)
Current liabilities:
Notes payable to banks	$62	$86
Accounts payable and accrued liabilities	606	461
Income taxes payable	59	34
Deferred income taxes	7	6
Current portion of long-term debt	185	57
Current liabilities held for sale	—	12

Total current liabilities	919	656

Long-term debt	1,172	556
Deferred income taxes	55	8
Other liabilities	314	299
Noncurrent liabilities held for sale	—	6
Commitments and contingencies (Note T)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Issued and Outstanding: None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 63,600,928 and 63,894,443 shares
Outstanding: 63,347,362 and 63,860,777 shares	64	64
Less cost of 253,565 and 33,666 shares of common treasury stock	(8)	(1)
Additional paid-in capital	20	18
Retained earnings	1,653	1,314
Deferred employee benefits	(8)	(14)
Accumulated other comprehensive income	92	106

Total Cabot Corporation stockholders’ equity	1,813	1,487
Noncontrolling interests	126	129

Total stockholders’ equity	1,939	1,616

Total liabilities and stockholders’ equity	$4,399	$3,141

The accompanying notes are an integral part of these financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30
	2012	2011	2010
	(In millions)
Cash Flows from Operating Activities:
Net income	$406	$258	$169
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	156	144	143
Deferred tax provision	(6)	(25)	(2)
Gain on sale of business, net of tax	(191)	—	—
Impairment charges	—	—	2
Loss on disposal of property, plant and equipment	1	2	6
Equity in earnings of affiliated companies	(11)	(8)	(7)
Non-cash compensation	18	19	27
Other non-cash (income) charges, net	3	(3)	(5)
Changes in assets and liabilities:
Accounts and notes receivable	6	(111)	(116)
Inventories	(30)	(79)	(7)
Prepaid expenses and other current assets	26	(17)	(18)
Accounts payable and accrued liabilities	100	23	47
Income taxes payable	(13)	1	7
Other liabilities	(38)	(12)	(7)
Cash dividends received from equity affiliates	6	4	6
Other	(18)	(1)	4

Cash provided by operating activities	415	195	249

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(281)	(230)	(108)
Proceeds from sale of business	181	—	—
Receipts from notes receivable from sale of business	23	—	—
Investment in equity affiliate	—	(2)	—
Acquisition of business, net of cash acquired	(1,104)	—	(5)
Proceeds from sales of property, plant and equipment	2	6	6
(Increase) decrease in assets held for rent	(1)	(6)	2
Settlement of derivatives	—	—	(7)

Cash used in investing activities	(1,180)	(232)	(112)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	84	71	37
Repayments under financing arrangements	(88)	(45)	(31)
Proceeds from long-term debt, net of issuance costs	911	—	—
Repayments of long-term debt	(172)	(21)	(6)
(Decrease) increase in notes payable to banks, net	(42)	30	(8)
Proceeds from cash contributions received from noncontrolling stockholders	4	—	—
Purchases of common stock	(36)	(59)	(5)
Proceeds from sales of common stock	10	11	9
Cash dividends paid to noncontrolling interests	(16)	(12)	(6)
Cash dividends paid to common stockholders	(49)	(47)	(47)

Cash provided by (used in) financing activities	606	(72)	(57)

Effect of exchange rate changes on cash	(7)	8	3

(Decrease) increase in cash and cash equivalents	(166)	(101)	83
Cash and cash equivalents at beginning of year	286	387	304

Cash and cash equivalents at end of year	$120	$286	$387

Income taxes paid	$73	$64	$43
Interest paid	39	34	28
Non-cash additions to property, plant and equipment	4	14	—

The accompanying notes are an integral part of these consolidated financial statements

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years Ended September 30

(In millions, except shares in thousands)

2010	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Accumulated Other Comprehensive Income	Total Cabot Corporation Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity	Comprehensive Income
	Shares	Cost
Balance at September 30, 2009	65,309	$63	$18	$1,018	$(25)	$60	$1,134	$103	$1,237
Net income attributable to Cabot Corporation				154						$154

Foreign currency translation adjustment, net of tax of $4						43				43
Change in employee benefit plans, net of tax of $6						(15)				(15)

Total other comprehensive income										$28

Comprehensive income attributable to Cabot Corporation							182			$182

Net income attributable to noncontrolling interests, net of tax of $3								15		15
Noncontrolling interests—foreign currency translation adjustment								2		2

Comprehensive income attributable to noncontrolling interests										$17

Comprehensive income									199	$199

Contribution from noncontrolling interests								1	1
Noncontrolling interest—dividends								(6)	(6)
Cash dividends paid to common stockholders				(47)			(47)		(47)
Issuance of stock under employee compensation plans, net of forfeitures	283	1	8				9		9
Amortization of share-based compensation			18				18		18
Purchase and retirement of common and treasury stock	(222)	(1)	(4)				(5)		(5)
Principal payment by Employee Stock Ownership Plan under guaranteed loan					5		5		5
Notes receivable for restricted stock-payments			6				6		6

Balance at September 30, 2010	65,370	$63	$46	$1,125	$(20)	$88	$1,302	$115	$1,417

The accompanying notes are an integral part of these consolidated financial statements

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years Ended September 30

(In millions, except shares in thousands)

	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Accumulated Other Comprehensive Income	Total Cabot Corporation Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity	Comprehensive Income
2011	Shares	Cost
Balance at September 30, 2010	65,370	$63	$46	$1,125	$(20)	$88	$1,302	$115	$1,417
Net income attributable to Cabot Corporation				236						$236

Foreign currency translation adjustment, net of tax of $3						19				19
Change in unrealized loss on investments and derivative instruments, net of tax of $ -						(1)				(1)

Total other comprehensive income										$18

Comprehensive income attributable to Cabot Corporation							254			$254

Net income attributable to noncontrolling interests, net of tax of $4								22		22
Noncontrolling interests—foreign currency translation adjustment								3		3

Comprehensive income attributable to noncontrolling interests										$25

Comprehensive income									279	$279

Noncontrolling interest—dividends								(11)	(11)
Cash dividends paid to common stockholders				(47)			(47)		(47)
Issuance of stock under employee compensation plans, net of forfeitures	294	1	7				8		8
Amortization of share-based compensation			17				17		17
Purchase and retirement of common and treasury stock	(1,803)	(1)	(58)				(59)		(59)
Principal payment by Employee Stock
Ownership Plan under guaranteed loan					6		6		6
Notes receivable for restricted stock-payments			6				6		6

Balance at September 30, 2011	63,861	$63	$18	$1,314	$(14)	$106	$1,487	$129	$1,616

The accompanying notes are an integral part of these consolidated financial statements

CABOT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years Ended September 30

(In millions, except shares in thousands)

	Common Stock, Net of Treasury Stock		Additional Paid-in Capital	Retained Earnings	Deferred Employee Benefits	Accumulated Other Comprehensive Income	Total Cabot Corporation Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity	Comprehensive Income

2012	Shares	Cost
Balance at September 30, 2011	63,861	$63	$18	$1,314	$(14)	$106	$1,487	$129	$1,616
Net income attributable to Cabot Corporation				388						$388

Foreign currency translation adjustment, net of tax of $2						4				4
Change in unrealized loss on investments and derivative instruments, net of tax of $ -						(1)				(1)
Change in employee benefit plans, net of tax of $9						(17)				(17)

Total other comprehensive income										$(14)

Comprehensive income attributable to Cabot Corporation							374			$374

Net income attributable to noncontrolling interests, net of tax of $7								18		18
Noncontrolling interests—foreign currency translation adjustment								(1)		(1)

Comprehensive income attributable to noncontrolling interests,										$17

Comprehensive income									391	$391

Noncontrolling interest—other								4	4
Noncontrolling interest— dividends								(24)	(24)
Cash dividends paid to common stockholders				(49)			(49)		(49)
Issuance of stock under employee compensation plans, net of forfeitures	611	2	13				15		15
Amortization of share-based compensation			15				15		15
Purchase and retirement of common and treasury stock	(1,124)	(9)	(27)				(36)		(36)
Principal payment by Employee Stock Ownership Plan under guaranteed loan					6		6		6
Notes receivable for restricted stock-payments			1				1		1

Balance at September 30, 2012	63,348	$56	$20	$1,653	$(8)	$92	$1,813	$126	$1,939

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

Note A. Significant Accounting Policies

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The significant accounting policies of Cabot Corporation (“Cabot” or “the Company”) are described below. Certain changes have been made to reportable segment information for prior years to reflect changes made in the fourth quarter of fiscal 2012 related to changes in the Company’s reporting segments.

On January 20, 2012, the Company completed the sale of its Supermetals Business. The applicable assets and liabilities of the business have been classified as held for sale in the Consolidated Balance Sheet as of September 30, 2011 and the results of its operations for all periods presented are reflected as discontinued operations in the Consolidated Statements of Operations. Unless otherwise indicated, all disclosures and amounts in the Notes to Consolidated Financial Statements relate to the Company’s continuing operations.

On July 31, 2012, the Company completed the acquisition of Norit N.V. (“Norit”). The financial position, results of operations and cash flows of Norit are included in the Consolidated Financial Statements from the date of acquisition.

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

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less at date of acquisition. Cabot continually assesses the liquidity of cash and cash equivalents and, as of September 30, 2012, has determined that they are readily convertible to cash.

Inventories

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. The cost of Specialty Fluids inventories is determined using the average cost method. The cost of other U.S. and all non-U.S. inventories is determined using the first-in, first-out (“FIFO”) method.

Investments

The Company has investments in equity affiliates and marketable securities. As circumstances warrant, all investments are subject to periodic impairment reviews. Unless consolidation is required, investments in equity affiliates, where Cabot generally owns between 20% and 50% of the affiliate, are accounted for using the equity method. Cabot records its share of the equity affiliate’s results of operations based on its percentage of ownership of the affiliate. Dividends received from equity affiliates are a return on investment and are recorded as a reduction to the equity investment value. At September 30, 2012 and 2011, Cabot had equity affiliate investments of $115 million (including Norit’s investments) and $60 million, respectively. Dividends declared from these investments were $6 million, $5 million and $6 million in fiscal 2012, 2011 and 2010, respectively.

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

Short-term investments consist of investments in marketable securities with maturities of one year or less. The Company’s investment in marketable securities was immaterial as of both September 30, 2012 and 2011.

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

Cabot capitalizes interest costs when they are part of the historical cost of acquiring and constructing certain assets that require a period of time to prepare for their intended use. During fiscal 2012, 2011 and 2010, Cabot capitalized $4 million, $2 million and $1 million of interest costs, respectively. These amounts will be amortized over the life of the related assets.

Intangible Assets and Goodwill

The Company records tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting. Amounts paid for an acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired.

The Company uses assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets requires the use of significant judgment with regard to (i) assumptions used in the determination of fair value; and (ii) determination of their useful lives. The Company estimates the fair value of identifiable acquisition-related intangible assets principally based on projections of cash flows that will arise from these assets. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. The Company reviews definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset. The Company evaluates indefinite-lived intangible assets for impairment annually and when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount. Cabot’s intangible assets are primarily comprised of trademarks, customer relationships, patented and unpatented technology and other intellectual property. Finite lived intangible assets are amortized over their estimated useful lives. Amortization expense was $3 million in fiscal 2012 and less than $1 million in both 2011 and 2010.

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

Assets Held for Rent

Assets held for rent represent Specialty Fluids cesium formate product that will be rented to customers in the normal course of business. Assets held for rent are stated at average cost.

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

Assets and liabilities held for sale in the Consolidated Balance Sheet as of September 30, 2011 pertain to applicable assets and liabilities of the Supermetals Business. See Note D for additional information.

Asset Retirement Obligations

Cabot estimates incremental costs for special handling, removal and disposal of materials that may or will give rise to conditional asset retirement obligations (“ARO”) and then discounts the expected costs back to the current year using a credit adjusted risk free rate. Cabot recognizes ARO when the timing and/or settlement can be reasonably estimated. The ARO reserves were $18 million and $7 million at September 30, 2012 and 2011, respectively. In fiscal 2012, the Company assumed asset retirement obligations of $10 million in the acquisition of Norit. In addition, the Company made changes to its cash flow estimates for its other ARO resulting in an additional liability of $1 million.

Impairment of Long-Lived Assets

Cabot’s long-lived assets primarily include property, plant and equipment, long-term investments, assets held for rent and sale and intangible assets. The carrying values of long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable and annually for indefinite-lived assets. An asset impairment is recognized when the carrying value of the asset is not recoverable based on the probability-weighted undiscounted estimated future cash flows to be generated by the asset. Cabot’s estimates reflect management’s assumptions about selling prices, production and sales volumes, costs and market conditions over an estimate of the remaining operating period. If an impairment is indicated, the asset is written down to fair value. If the asset does not have a readily determinable market value, a discounted cash flow model may be used to determine the fair value of the asset. The key inputs to the discounted cash flow would be the same as the undiscounted cash flow noted above, with the addition of the discount rate used. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when Cabot no longer intends to use the asset.

Foreign Currency Translation

The functional currency of the majority of Cabot’s foreign subsidiaries is the local currency in which the subsidiary operates. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet dates. Income and expense items are translated at average monthly exchange rates during the year. Unrealized currency translation adjustments are included as a separate component of Accumulated other comprehensive income within stockholders’ equity.

Realized and unrealized foreign currency gains and losses arising from transactions denominated in currencies other than the subsidiary’s functional currency are reflected in earnings with the exception of (i) intercompany transactions considered to be of a long-term investment nature; and (ii) foreign currency borrowings designated as net investment hedges. Gains or losses arising from these transactions are included as a component of other comprehensive income. In fiscal 2012, 2011 and 2010, net foreign currency transaction losses of $2 million, losses of $6 million and gains of less than $1 million, respectively, are included in Other expense in the Consolidated Statements of Operations as part of continuing operations.

Financial Instruments

Cabot’s financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, investments, notes receivable from the sale of a business, accounts payable and accrued liabilities, short-term and long-term debt, and derivative instruments. The carrying values of Cabot’s financial instruments approximate fair value with the exception of long-term debt that has not been designated as part of a fair value hedge. The non-hedged long-term debt is recorded at amortized cost. The fair values of the Company’s financial instruments are based on quoted market prices, if such prices are available. In situations where quoted market prices are not available, the Company relies on valuation models to derive fair value. Such valuation takes into account the ability of the financial counterparty to perform.

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

Revenue Recognition

Cabot recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

Cabot generally is able to ensure that products meet customer specifications prior to shipment. If the Company is unable to determine that the product has met the specified objective criteria prior to shipment or if title has not transferred because of sales terms, the revenue is considered “unearned” and is deferred until the revenue recognition criteria are met.

Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price.

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments:

	Years Ended September 30
	2012	2011	2010
Reinforcement Materials	63%	65%	63%
Performance Materials	28%	29%	30%
Advanced Technologies	7%	6%	7%
Purification Solutions(1)	2%	N/A	N/A

(1)	Consists of two months of revenue for Norit, which the Company acquired on July 31, 2012.

Cabot derives the substantial majority of its revenues from the sale of products in Reinforcement Materials and Performance Materials. Revenue from these products is typically recognized when the product is shipped and title and risk of loss have passed to the customer. The Company offers certain of its customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction in sales at the time revenue is recognized and are estimated based on historical experience and contractual obligations. Cabot periodically reviews the assumptions underlying its estimates of discounts and volume rebates and adjusts its revenues accordingly.

Revenue in Advanced Technologies, excluding the Specialty Fluids Business, is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Depending on the nature of the contract with the customer, a portion of the revenue may be recognized using proportional performance.

A significant portion of the revenue in the Specialty Fluids Business, included in Advanced Technologies, arises from the rental of cesium formate. This revenue is recognized throughout the rental period based on the contracted rental terms. Customers are also billed and revenue is recognized, typically at the end of the job, for cesium formate product that is not returned. The Company also generates revenues from cesium formate sold outside of a rental process and revenue is recognized upon delivery of the fluid.

Revenue in Purification Solutions is typically recognized when the product is shipped and title and risk of loss have passed to the customer. For major activated carbon injection systems projects, revenue is recognized using the percentage-of-completion method.

Cost of Sales

Cost of sales consists of cost of raw and packaging materials, direct manufacturing costs, depreciation, internal transfer costs, inspection costs, inbound and outbound freight and shipping and handling costs, plant purchasing and receiving costs and other overhead expense necessary to manufacture the products.

Accounts and Notes Receivable

Trade receivables are recorded at the invoiced amount and generally do not bear interest. Trade receivables in China may at certain times be settled with the receipt of bank issued non-interest bearing notes, which represent the Company’s notes receivable balance. These notes totaled 155 million Chinese Renminbi (“RMB”) ($24 million) and 380 million RMB ($60 million) as of September 30, 2012 and 2011, respectively, and are included in accounts and notes receivable. Cabot periodically sells a portion of the trade receivables in China at a discount and such sales are accounted for as asset sales. The Company does not have any continuing involvement with the notes after the sale. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as a loss on the sale of receivables and is included in Other expense in the accompanying Consolidated Statements of Operations. During fiscal 2012, 2011 and 2010, the Company recorded charges of $2 million, less than $1 million and $2 million, respectively, for the sale of these receivables.

Cabot maintains allowances for doubtful accounts based on an assessment of the collectibility of specific customer accounts, the aging of accounts receivable and other economic information on both a historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during fiscal 2012, 2011 and 2010 were immaterial. There is no off-balance sheet credit exposure related to customer receivable balances.

Stock-based Compensation

Cabot recognizes compensation expense for stock-based awards granted to employees using the fair value method. Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as expense over the service period, which generally represents the vesting period, and includes an estimate of the awards that will be forfeited, and an estimate of what level of performance the Company will achieve for Cabot’s performance-based stock awards. Cabot calculates the fair value of its stock options using the Black-Scholes option pricing model. The fair value of restricted stock and restricted stock units is determined using the closing price of Cabot stock on the day of the grant.

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

Note B. Recent Accounting Pronouncements

In July 2012, the FASB issued amended guidance to simplify testing of indefinite-lived intangible assets other than goodwill for impairment. The amendments will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative test. An entity no longer will be required to calculate the fair value of the intangible assets unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 but early adoption will be permitted. The Company will adopt this guidance for its annual impairment test of indefinite-lived intangible assets in fiscal 2013.

Note C. Acquisition of Norit

On July 31, 2012, Cabot completed the acquisition of all the issued and outstanding shares of Norit N.V. (“Norit”) for approximately $1.1 billion in cash. Norit develops, manufactures and sells activated carbon products and related delivery systems used in a range of applications, including air and water purification, food and beverages, pharmaceuticals and catalysts. Cabot’s purchase of Norit supports the Company’s ongoing transformation to a less cyclical, specialty chemicals and performance materials company. The results of Norit’s operations are included in the Company’s consolidated results from the date of the acquisition forward and are reported under Purification Solutions.

The Company incurred acquisition costs of approximately $14 million through September 30, 2012 associated with the transaction, which are included in Selling and administrative expenses.

The allocation of the purchase price was based on preliminary estimates of the fair value of assets acquired and liabilities assumed as of July 31, 2012, as the Company is continuing to obtain information to complete its valuation of these accounts and the associated tax accounting. The components and preliminary allocation of the purchase price consist of the following amounts:

(in millions)
Current assets	$207
Property, plant and equipment	385
Other non-current assets	72
Intangible assets	325
Goodwill	432
Current liabilities	(98)
Deferred non-current tax liabilities	(176)
Other non-current liabilities	(34)

Total purchase price	$1,113

As part of the purchase price allocation, the Company determined that the separately identifiable intangible assets were customer relationships, developed technology, and trademarks in the amounts of $119 million, $149 million, and $57 million, respectively. Customer relationships and developed technology are being amortized over a weighted average period of 17 years and 20 years, respectively. Trademarks are considered to have an indefinite life and will be tested for impairment annually or when events or changes in the business environment indicate that the carrying value of the intangible assets may exceed their fair value.

The determination of the fair value of intangible assets acquired required the use of significant judgment with regard to (i) assumptions used in the determination of fair value; and (ii) determination of their useful lives. The Company estimated the fair value of identifiable acquisition-related intangible assets principally based on projections of cash flows that will arise from these assets. The projected cash flows are discounted to determine the fair value of the assets at the date of acquisition.

The fair value of the assets acquired includes trade receivables of $46 million. The Company did not acquire any other class of receivable as a result of the acquisition of Norit.

The excess of the purchase price over the fair value of the tangible net assets and intangible assets acquired was recorded as goodwill. The goodwill recognized is attributable to the expected growth and operating synergies that the Company expects to realize from this acquisition. Goodwill generated from the acquisition will not be deductible for tax purposes.

The following table provides pro forma net sales and earnings for fiscal 2012 and 2011, as if Norit had been acquired on October 1, 2010. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense on assets acquired from Norit resulting from recording the fair value of assets acquired, the impact of acquisition financing with the related tax effects, and certain reclassifications to conform with the current year’s presentation. The pro forma adjustments also include non-recurring adjustments in pro forma earnings of $19 million in 2011 related to the step-up of inventory values at the acquisition date. The pro forma results do not include any synergies or other effects of the planned integration of Norit. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on October 1, 2010, nor are they indicative of the future operating results of the combined company.

	September 30
	2012 (unaudited)	2011 (unaudited)
	(in millions, except per share amounts)
Net sales	$3,585	$3,449
Income from continuing operations(1)	209	226
Income from continuing operations per common share:
Basic	$3.27	$3.47
Diluted	$3.23	$3.42

(1)	Norit recognized a pre-tax gain of approximately $33 million in other income during its year ended December 31, 2011 in connection with a legal settlement.

Note D. Discontinued Operations

In January 2012, the Company completed the sale of its Supermetals Business to Global Advanced Metals Pty Ltd., an Australian company (“GAM”), pursuant to a Sale and Purchase Agreement entered into between the Company and GAM in August 2011. The total minimum consideration for the sale was approximately $450 million, including cash consideration of $175 million received on the closing date. In addition, the Company (i) received two-year promissory notes, which may be prepaid by GAM at any time prior to maturity, for total aggregate payments of $215 million (consisting of principal, imputed interest and a prepayment penalty, if applicable), secured by liens on the property and assets of the acquired business and guaranteed by the GAM corporate group and (ii) will receive quarterly cash payments in each calendar quarter that the promissory notes are outstanding in an amount equal to 50% of cumulative year to date adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) of the acquired business for the relevant calendar quarter. Regardless of the Adjusted EBITDA generated, a minimum payment of $11.5 million is guaranteed in the first year following the closing of the transaction. Together, these notes are referred to as the “GAM Promissory Notes”.

Included in the $450 million minimum consideration the Company will receive for the sale of the business is approximately $50 million for the excess Supermetals inventory the Company sold to GAM in connection with the transaction. Payment for the excess inventory was made with a two-year promissory note (“Inventory Note”), which is also secured by liens on the property and assets of the acquired business and guaranteed by the GAM corporate group. The Inventory Note may be repaid at any time, and is subject to prepayment if excess cash flows, as defined in the agreement, are generated by the business. The Inventory Note bears interest of 10% per annum beginning January 2013. If the GAM Promissory Notes are prepaid in full, the Inventory Note must also be prepaid. Other than the $11.5 million guaranteed to be paid within the first year, the remaining balance of the GAM Promissory Notes and Inventory Note will mature in the second quarter of fiscal 2014.

The GAM Promissory Notes and Inventory Note (referred to collectively as the “GAM Notes”) were recorded at their fair value of $273 million at the closing date. The fair value of the GAM Notes was based on the timing of expected cash flows and appropriate discount rates. The difference between the carrying value of the GAM Notes and the contractual payment obligation (the discount) is being accreted into interest income over the term of the GAM Notes. Payments made while the GAM Promissory Notes are outstanding that are contingent upon the finalization of the annual Adjusted EBITDA calculation will be recognized into interest income when such amounts have been finalized. The carrying value of the GAM Notes at September 30, 2012 is $252 million, of which $10 million is included in Prepaid expenses and other current assets on the Consolidated Balance Sheet as of September 30, 2012 and $242 million is presented as Notes receivable from sale of business. As of September 30, 2012, the Company received $23 million payable under the GAM Notes.

The Company recorded an after-tax gain on the sale of $191 million, which is included in Income from discontinued operations, net of tax, in the Consolidated Statements of Operations in fiscal 2012. Additional amounts relating to the settlement of pension obligations will be recognized as discontinued operations when settled.

The operating results of the Supermetals Business prior to the sale are reported within Income from discontinued operations, net of tax, in the Consolidated Statements of Operations and have been excluded from segment results presented in Note V. The assets and liabilities associated with the Supermetals Business are presented as Assets held for sale and Liabilities held for sale in the Consolidated Balance Sheet as of September 30, 2011.

The following table summarizes the results from discontinued operations:

	Years Ended September 30
	2012	2011	2010
	(Dollars in millions)
Net sales and other operating revenues	$46	$201	$177

Income from operations before income taxes	21	84	42
Provision for income taxes on operations	(7)	(31)	(16)

Income from operations, net of tax	$14	$53	$26

Gain on sale of discontinued operations	300	—	—
Provision for income taxes on gain on sale	(109)	—	—

Gain on sale of discontinued operations, net of tax	191	—	—

Income from discontinued operations, net of tax	$205	$53	$26

The following table summarizes the assets and the liabilities held for sale in the Company’s Consolidated Balance Sheet as of September 30, 2011:

(in millions)
Assets
Accounts and notes receivable, net of reserve for doubtful accounts	$41
Inventories	64
Prepaid expenses and other current assets	1

Total current assets held for sale	$106

Total noncurrent assets held for sale	$39

Liabilities
Total current liabilities held for sale	$12

Total noncurrent liabilities held for sale	$6

In connection with the sale of the Supermetals Business, the Company and GAM entered into a tantalum ore supply agreement under which the Company will sell to GAM all of the tantalum ore produced at the Company’s mine in Manitoba, Canada, subject to a maximum amount, for a three-year period commencing in calendar year 2013. The future continuing cash flows to Cabot resulting from this agreement are not significant and do not constitute a material continuing financial interest in the Supermetals Business. Revenues, costs and expenses that will arise from the agreement will be included in the continuing operations of the Specialty Fluids Business.

The Company also entered into a short-term transition services agreement for the Company to provide certain information technology applications and infrastructure and various administrative services to GAM in exchange for one time and monthly service fees, which was completed in the fourth quarter of fiscal 2012.

Note E. Inventories

Inventories, net of LIFO reserves, are as follows:

	September 30
	2012	2011
	(Dollars in millions)
Raw materials	$131	$120
Work in process	5	3
Finished goods	351	233
Other	46	37

Total	$533	$393

Inventories valued under the LIFO method comprised approximately 5% and 8% of total inventories at September 30, 2012 and 2011, respectively. At September 30, 2012 and 2011, the LIFO reserve was $52 million and $53 million, respectively. Other inventory is comprised of certain spare parts and supplies.

During fiscal 2012, inventory quantities carried on a LIFO basis were reduced at the Company’s U.S. carbon black sites. These reductions led to liquidations of LIFO inventory quantities and resulted in a decrease of cost of goods sold of $1 million and an increase in consolidated net income of $1 million ($0.01 per diluted common share). No such reductions occurred in fiscal 2011 or 2010.

Cabot reviews inventory for both potential obsolescence and potential loss of value periodically. In this review, Cabot makes assumptions about the future demand for and market value of the inventory and, based on these assumptions, estimates the amount of obsolete, unmarketable or slow moving inventory. The inventory reserves were $15 million and $10 million, respectively, as of September 30, 2012 and 2011.

Note F. Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	September 30
	2012	2011
	(Dollars in millions)
Land and land improvements	$167	$73
Buildings	495	479
Machinery and equipment	2,379	2,076
Other	226	162
Construction in progress	244	177

Total property, plant and equipment	3,511	2,967
Less: accumulated depreciation	(1,959)	(1,931)

Net property, plant and equipment	$1,552	$1,036

Depreciation expense was $153 million, $138 million and $137 million for fiscal 2012, 2011 and 2010, respectively.

Note G. Goodwill and Other Intangible Assets

Cabot had goodwill balances of $480 million and $40 million at September 30, 2012 and 2011, respectively. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the years ended September 30, 2012 and 2011 are as follows:

	Reinforcement Materials	Performance Materials	Advanced Technologies	Purification Solutions	Total
	(Dollars in millions)
Balance at September 30, 2010	$27	$11	$1	$—	$39
Foreign currency translation adjustment and other	—	—	1	—	1

Balance at September 30, 2011	27	11	2	—	40
Goodwill acquired(1)	—	—	—	432	432
Foreign currency translation adjustment	1	—	—	7	8

Balance at September 30, 2012	$28	$11	$2	$439	$480

(1)	Goodwill acquired relates to the acquisition of Norit in fiscal 2012.

Goodwill impairment tests are performed at least annually. The Company performed its annual impairment assessment as of March 31, 2012 and determined there was no impairment. During the third quarter of fiscal 2012, the Company changed its annual goodwill impairment testing date from March 31 to May 31, which did not result in any delay, acceleration or avoidance of impairment. The Company believes this date of the annual goodwill impairment test is preferable because it aligns with the timing of the Company’s annual strategic planning process. This change was applied prospectively beginning on May 31, 2012; retrospective application to prior periods is impracticable as the Company is unable to objectively determine, without the use of hindsight, the assumptions that would have been used in those earlier periods. In connection with this change, the Company performed an impairment assessment as of May 31, 2012 and concluded that there was no impairment.

The following table provides information regarding the Company’s intangible assets:

	Years Ended September 30
	2012			2011
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(Dollars in millions)
Intangible assets with finite lives
Developed technology(1)	$151	$(2)	$149	$—	$—	$—
Customer relationships(1)	121	(1)	120	—	—	—
Other intangible assets	6	(3)	3	5	(2)	3

Total intangible assets, finite lives	$278	$(6)	$272	$5	$(2)	$3
Trademarks, indefinite lives(1)	58	—	58	—	—	—

Total intangible assets	$336	$(6)	$330	$5	$(2)	$3

(1)	Developed technology, Customer relationships and Trademarks relate to the acquisition of Norit in fiscal 2012.

Intangible assets with finite lives are amortized over their estimated useful lives, which range from six to twenty years, with a weighted average amortization period of 18 years. See Note C for weighted average lives of intangible assets acquired in connection with the acquisition of Norit. Amortization expense for the year ended September 30, 2012 was $3 million and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statement of Operations. Amortization expense amounted to less than $1 million in each of fiscal 2011 and 2010 and is included in Cost of sales in the Consolidated Statements of Operations.

Total amortization expense is estimated to be approximately $15 million each year for the next five fiscal years.

Note H. Accounts Payable, Accrued Liabilities and Other Liabilities

Accounts payable and accrued liabilities included in current liabilities consist of the following:

	September 30
	2012	2011
	(Dollars in millions)
Accounts payable	$425	$330
Accrued employee compensation	46	44
Accrued severance and restructuring	5	11
Other accrued liabilities	130	76

Total	$606	$461

Other long-term liabilities consist of the following:

	September 30
	2012	2011
	(Dollars in millions)
Employee benefit plan liabilities	$190	$161
Non-current tax liabilities	53	50
Financial instrument liabilities	26	39
Other accrued liabilities	45	49

Total	$314	$299

Note I. Debt and Other Obligations

The Company’s long-term obligations, the calendar year in which they mature and their respective interest rates are summarized below:

	September 30
	2012	2011
	(Dollars in millions)
Variable Rate Debt:
$750 million Revolving Credit Facility, expires 2016	$189	$—
Chinese Renminbi Notes, due through 2016, 5.40%—7.32%	11	15

Total variable rate debt	200	15
Fixed Rate Debt:
5% Notes due 2016	$300	$300
2.55% Notes due 2018	250	—
3.7% Notes due 2022	350	—
Medium Term Notes:
Notes due 2012, 7.70%—8.28%	$—	$30
Notes due 2018, 7.42%	30	30
Notes due 2022, 8.346%—8.47%	15	15
Note due 2027, 6.57%—7.28%	8	8

Total Medium Term Notes	53	83
Eurobond, due 2013, 5.25%	177	178
ESOP Note, due 2013, 8.29%	8	14
Chinese Renminbi Notes, due 2014, 6.10%—6.65%	5	5
Other, due 2027, 2%	—	5

Total fixed rate debt	1,143	585
Capital lease obligations, due through 2040	16	15
Unamortized debt discount	(2)	(2)

Total debt	1,357	613
Less current portion of long-term debt	(185)	(57)

Total long-term debt	$1,172	$556

$750 million Revolving Credit Facility—The Company has a $750 million committed unsecured revolving credit agreement which expires in August 2016. All borrowings under the credit agreement are based on variable interest rates. Generally, the interest rates are based on LIBOR plus a spread. This spread, which was 1.125% as of September 30, 2012, is based on the Company’s credit rating, resulting in a total interest rate of 1.34% as of September 30, 2012. The Company plans to use the credit agreement for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, and acquisitions. The credit agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants in the credit agreement include interest coverage, debt-to-EBITDA and subsidiary debt to total capitalization ratios. As of September 30, 2012, $189 million had been drawn against this facility, and less than $1 million that relates to the issuance of letters of credit is treated as drawn on the facility, leaving $560 million available on this facility.

Chinese Renminbi Debt—The Company’s consolidated Chinese subsidiaries had $16 million and $20 million of unsecured long-term debt outstanding as of September 30, 2012 and September 30, 2011, respectively.

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

2.55% Notes due 2018—In July 2012, Cabot issued $250 million in public notes with a coupon of 2.55% that will mature on January 15, 2018. These notes are unsecured and pay interest on January 15 and July 15 of each year commencing January 15, 2013. The net proceeds of this offering were $248 million after deducting discounts and issuance costs. The discount of less than $1 million was recorded at issuance and is being amortized over the life of the notes.

3.7% Notes due 2022—In July 2012, Cabot issued $350 million in public notes with a coupon of 3.7% that will mature on July 15, 2022. These notes are unsecured and pay interest on January 15 and July 15 of each year commencing January 15, 2013. The net proceeds of this offering were $347 million after deducting discounts and issuance costs. The discount of less than $1 million was recorded at issuance and is being amortized over the life of the notes.

Medium Term Notes—At September 30, 2012 and 2011, there were $53 million and $83 million, respectively, of unsecured medium term notes outstanding issued to numerous lenders with various fixed interest rates and maturity dates. The weighted average maturity of the total outstanding medium term notes is 9 years with a weighted average interest rate of 7.65%.

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

ESOP Debt—In November 1988, Cabot’s Employee Stock Ownership Plan (“ESOP”) borrowed $75 million from an institutional lender in order to finance its purchase of Cabot shares. This debt bears interest at 8.29% per annum and is repaid in quarterly installments through December 31, 2013. Cabot, as guarantor, has reflected the outstanding balance of $8 million and $14 million as long-term debt in the Consolidated Balance Sheets at September 30, 2012 and 2011, respectively. An equal amount, representing deferred employee benefits, has been recorded as a reduction to stockholders’ equity. Cabot contributed $5 million to the ESOP to service the debt during fiscal 2012, and $4 million for each of fiscal 2011 and 2010. Dividends on ESOP shares used for debt service were $2 million during fiscal 2012 and 2011, and $3 million during fiscal 2010. In addition, interest incurred on the ESOP debt was $1 million, $1 million, and $2 million during fiscal 2012, 2011 and 2010, respectively.

Capital Lease Obligations—Cabot had capital lease obligations for certain equipment and buildings with a present value of $16 million and $15 million at September 30, 2012 and 2011, respectively. Cabot will make payments totaling $30 million over the next 28 years, including $14 million of imputed interest under these obligations. At September 30, 2012 and 2011, the original cost of capital lease assets was $26 million and $24 million, respectively, and the associated accumulated depreciation of assets under capital leases was $11 million and $10 million at September 30, 2012 and 2011, respectively. The amortization related to assets under capital lease is included in depreciation expense.

Future Years Payment Schedule

The aggregate principal amounts of long-term debt and capital lease obligations due in each of the five years from fiscal 2013 through 2017 are as follows:

Fiscal Years Ending	Principal payments on long term debt	Payments on Capital Lease Obligations	Total
	(Dollars in millions)
2013	$182	$1	$183
2014	17	1	18
2015	—	1	1
2016	189	1	190
2017	300	1	301
Thereafter	653	11	664

Total	$1,341	$16	$1,357

Standby letters of credit—At September 30, 2012, the Company had provided standby letters of credit that were outstanding and not drawn totaling $20 million, which expire through fiscal 2014. The $20 million includes less than $1 million treated as issued under the Company’s revolving credit facility.

Short-term Notes Payable to Banks—The Company had unsecured short-term notes payable to banks of $62 million and $86 million as of September 30, 2012 and 2011, respectively, with maturities of less than one year. The weighted-average interest rate on short-term notes payable was 5.2% and 5.3% for fiscal 2012 and 2011, respectively.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2, or transfers into or out of Level 3, during fiscal 2012 or 2011.

As described in Note D, the GAM Promissory Notes and Inventory Note were recorded at their fair value of $273 million at the closing date of the sale of the Supermetals Business to GAM. These notes are classified as Level 3 instruments within the fair value hierarchy because they are valued using a valuation model with significant unobservable inputs. See Note K for information on the valuation model and inputs used.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and 2011. The derivatives presented in the table below are presented by derivative type, net of the legal right to offset derivative settlements by each counterparty:

	September 30
	2012	2011
	Level 2	Level 2
	(Dollars in Millions)
Assets at fair value:
Guaranteed investment contract(1)	$14	$14
Derivatives relating to interest rates(2)	2	3

Total assets at fair value	$16	$17

Liabilities at fair value:
Derivatives relating to foreign currency(2)	$28	$41
Hedged long-term debt(3)	36	61

Total liabilities at fair value	$64	$102

(1)	Included in “Other assets” in the Consolidated Balance Sheets.
(2)	Included in “Prepaid expenses and other current assets”, “Other assets”, “Accounts payable and accrued liabilities” or “Other liabilities” in the Consolidated Balance Sheets.
(3)	Included in “Current portion of long-term debt” and “Long-term debt” in the Consolidated Balance Sheets.

Note K. Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at September 30, 2012 and 2011 are as follows:

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Assets:
Cash and cash equivalents	$120	$120	$286	$286
GAM Promissory Notes and Inventory Note	252	252	—	—
Accounts and notes receivable	687	687	659	659
Derivative instruments	—	—	1	1
Liabilities:
Notes payable to banks	62	62	86	86
Accounts payable and accrued liabilities	606	606	461	461
Long-term debt—fixed rate	1,141	1,221	585	633
Long-term debt—floating rate	200	200	15	15
Capital lease obligations	16	16	15	15
Derivative instruments	26	26	39	39

At September 30, 2012 and 2011, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable to banks approximated carrying values due to the short-term nature of these instruments. The estimated fair values of derivative instruments are valued as described in Note L. The fair value of Cabot’s fixed rate long-term debt and capital lease obligations are estimated based on comparable quoted market prices at the respective period ends. The carrying amount of Cabot’s floating rate long-term debt approximates its fair value. As discussed in Note J, other than the GAM Promissory Notes and Inventory Note, all such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

As described in Note J, the GAM Promissory Notes and Inventory Note are classified as Level 3 instruments within the fair value hierarchy because they are valued using a valuation model with significant unobservable inputs. The fair value of the GAM Notes was $252 million at September 30, 2012. The valuation used is the discounted cash flow model and the significant inputs are the discount rate, Adjusted EBITDA forecast of GAM’s operations, and the timing of expected cash flows from GAM.

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

By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot’s credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. The Company minimizes counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. As of September 30, 2012, the counterparties with which the Company has executed derivatives carried a Standard and Poor’s credit rating between A- and AA-, inclusive. Cabot’s exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed at September 30, 2012.

Interest Rate Risk Management

Cabot’s objective is to maintain a certain fixed-to-variable interest rate mix on the Company’s debt obligations. Cabot enters into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. The following table provides details of the derivatives held as of September 30, 2012 and 2011 to manage interest rate risk.

Notional Amount
Description	Borrowing	September 30, 2012	September 30, 2011	Hedge Designation
Interest Rate Swap—Fixed to Variable	Eurobond (20% of $175 million)	USD 35 million	USD 35 million	Fair Value
Interest Rate Swap—Fixed to Variable	Medium Term Notes	—	USD 23 million	Fair Value

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

In certain situations where the Company has forecasted purchases under a long-term commitment or forecasted sales denominated in a foreign currency, Cabot may enter into appropriate financial instruments in accordance with the Company’s risk management policy to hedge future cash flow exposures. The following table provides details of the derivatives held as of September 30, 2012 and 2011 to manage foreign currency risk.

Description	Borrowing	Notional Amount		Hedge Designation
		September 30, 2012	September 30, 2011
Cross Currency Swap	Eurobond (80% of $175 million)	USD 140 million swapped to EUR 124 million	USD 140 million swapped to EUR 124 million	No designation

Cross Currency Swap	Eurobond (20% of $175 million)	USD 35 million swapped to EUR 31 million	USD 35 million swapped to EUR 31 million	No designation

Forward Foreign Currency Contracts (1)	N/A	USD 106 million	USD 54 million	No designation

Forward Foreign Currency Contracts (1)	N/A	USD 3 million	USD 12 million	Cash Flow

(1)	Cabot’s forward foreign exchange contracts are denominated primarily in the Australian dollar, British pound sterling, Canadian dollar, Chinese renminbi, Euro and Japanese yen.

Accounting for Derivative Instruments and Hedging Activities

The Company determines the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options and swaps), the Company uses standard models with market-based inputs, which take into account the present value of estimated future cash flows and the ability of the financial counterparty to perform. For interest rate and cross-currency swaps, the significant inputs to these models are interest rate curves for discounting future cash flows. For forward foreign currency contracts, the significant inputs are interest rate curves for discounting future cash flows, and exchange rate curves of the foreign currency for translating future cash flows.

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

Net Investment Hedge

For net investment hedges, changes in the fair value of the effective portion of the derivatives’ gains or losses are reported as foreign currency translation gains or losses in Accumulated other comprehensive income while changes in the ineffective portion are reported in earnings. The gains or losses on derivative instruments reported in Accumulated other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying item, such as a disposal or substantial liquidation of the entities being hedged. As of September 30, 2012, there were no open derivatives designated as net investment hedges.

Other Derivative Instruments

From time to time, the Company may enter into certain derivative instruments that may not be designated as hedges for accounting purposes, which include cross currency swaps, foreign currency forward contracts and commodity derivatives. For cross currency swaps and foreign currency forward contracts not designated as hedges, the Company uses standard models with market-based inputs. The significant inputs to these models are interest rate curves for discounting future cash flows, and exchange rate curves of the foreign currency for translating future cash flows. In determining the fair value of the commodity derivatives, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. Although these derivatives do not qualify for hedge accounting, Cabot believes that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in current period earnings

During fiscal 2012, 2011, and 2010, for derivatives designated as hedges, the change in unrealized gains in Accumulated other comprehensive income, the hedge ineffectiveness recognized in earnings, the realized gains or losses reclassified from Accumulated other comprehensive income, and the losses reclassified from Accumulated other comprehensive income to earnings were immaterial.

During fiscal 2012, a loss of $10 million was recognized in earnings as a result of the remeasurement to Euros of the $175 million bond held by one of Cabot’s European subsidiaries. This loss, which was recognized in earnings through Other income (expense) within the Consolidated Statement of Operations, was offset by a gain of $12 million from Cabot’s cross currency swaps that are not designated as hedges, but which Cabot entered into to offset the foreign currency translation exposure on the debt. Additionally, during fiscal 2012, Cabot recognized in earnings through Other income (expense) within the Consolidated Statement of Operations, gains of $10 million related to its foreign currency forward contracts, which were not designated as hedges.

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

The following table provides the fair value and Consolidated Balance Sheets presentations of derivative instruments by each derivative type, without regard to the legal right to offset derivative settlement by each counterparty:

Fair Value of Derivative Instruments	Consolidated Balance Sheet Caption	September 30, 2012	September 30, 2011
		(Dollars in millions)
Asset Derivatives
Derivatives designated as hedges Interest rate(1)	Prepaid expenses and other current assets and Other liabilities	$2	$3

Total derivatives designated as hedges		$2	$3

Derivatives not designated as hedges Foreign currency	Prepaid expenses and other current assets	$—	$1
Other(2)	Prepaid expenses and other current assets	1	1

Total derivatives not designated as hedges		$1	$2

Total Asset Derivatives		$3	$5

Liability Derivatives
Derivatives designated as hedges Foreign currency	Accounts payable and accrued liabilities	$—	$1

Total derivatives designated as hedges		$—	$1

Derivatives not designated as hedges Foreign currency(1)	Accounts payable and accrued liabilities, and Other liabilities	$28	$41
Other(2)	Prepaid expenses and other current assets	1	1

Total derivatives not designated as hedges		$29	$42

Total Liability Derivatives		$29	$43

(1)

Contracts of $2 million and $3 million presented on a gross basis in this table at September 30, 2012 and 2011, respectively, have the legal right to offset against other types of contracts with a common counterparty and, therefore, are presented on a net basis in noncurrent “Other liabilities” in the Consolidated Balance Sheets.

(2)

Contracts in an asset and liability position presented on a gross basis in this table have the legal right of offset and, therefore, are presented on a net basis in “Prepaid expenses and other current assets” and noncurrent “Other assets” in the Consolidated Balance Sheets.

See Note J “Fair Value Measurements” for classification of derivatives by input level. The net after-tax amounts to be reclassified from Accumulated other comprehensive income to earnings within the next 12 months are expected to be immaterial.

Note M. Venezuela

Cabot owns 49% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of September 30, 2012 these subsidiaries carried the operating affiliate investment of $25 million, and held 21 million bolivars ($5 million) in cash.

Cabot determined, as of January 1, 2010, that the Venezuelan economy was highly inflationary. Accordingly, since the second quarter of fiscal 2010, Cabot has remeasured all transactions of the operating affiliate denominated in bolivars to U.S. dollars using the rate of 4.30 B/$ which continues to be the exchange rate in effect on September 30, 2012.

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

Note N. Employee Benefit Plans

The information below provides detail concerning the Company’s benefit obligations under the defined benefit and post-retirement benefit plans it sponsors, including the obligations the Company assumed in its acquisition of Norit. The information included in this footnote and the related tables also includes amounts pertaining to the Company’s former Supermetals Business, unless indicated otherwise.

Defined benefit plans provide pre-determined benefits to employees that are distributed upon retirement. Cabot used a September 30 measurement date for all U.S. and foreign plan obligations and assets in both fiscal 2012 and 2011. Cabot is making all required contributions to these plans. The accumulated benefit obligation was $187 million for the U.S. defined benefit plans and $398 million for the foreign plans as of September 30, 2012 and $140 million for the U.S. defined benefit plans and $218 million for the foreign plans as of September 30, 2011.

In addition to benefits provided under the defined benefit and post-retirement benefit plans, the Company provides benefits under defined contribution plans. One of these plans includes an Employee Stock Ownership Plan (“ESOP”) component, which is described below. Cabot recognized expenses related to these plans, not including the expenses related to the ESOP, of $7 million in fiscal 2012, $7 million in fiscal 2011 and $9 million in fiscal 2010.

Employee Stock Ownership Plan

Eligible employees of Cabot and its participating subsidiaries in the U.S. participate in the ESOP. Under the ESOP, which is 100% Company funded, 108,696.645 shares of Cabot common stock are allocated to participants’ accounts at the end of each quarter. Cabot has established a minimum and maximum contribution percentage of total eligible pay. The actual contribution percentage in any given quarter varies depending on Cabot’s stock price on the last day of the relevant quarter, the total eligible compensation and the amount of the dividends allocated to participants. Compensation expense related to the ESOP was $5 million in fiscal 2012 and $4 million in each of fiscal 2011 and 2010.

The following provides information about benefit obligations, plan assets, the funded status and weighted-average assumptions of the defined benefit pension and postretirement benefit plans:

	Years Ended September 30
	2012		2011		2012		2011
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Change in Benefit Obligations:
Benefit obligation at beginning of year	$147	$236	$143	$241	$64	$15	$69	$15
Service cost	5	7	5	6	1	—	1	—
Interest cost	7	11	6	11	2	1	2	1
Plan participants’ contribution	—	1	—	1	—	—	—	—
Foreign currency exchange rate changes	—	5	—	1	—	1	—	—
Loss (gain) from changes in actuarial assumptions	12	38	2	(9)	1	2	(1)	(1)
Benefits paid(1)	(11)	(11)	(9)	(16)	(5)	(1)	(5)	—
Plan amendments	—	—	—	—	—	—	(2)	—
Settlements or curtailment gain	(1)	(4)	—	(1)	(1)	—	—	—
Acquisition of Norit	36	140	—	—	2	—	—	—
Other	—	(1)	—	2	—	—	—	—

Benefit obligation at end of year	$195	$422	$147	$236	$64	$18	$64	$15

	Years Ended September 30
	2012		2011		2012		2011
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$103	$197	$104	$197	$—	$—	$—	$—
Actual return on plan assets	23	24	8	2	—	—	—	—
Employer contribution	8	13	—	13	5	1	5	—
Plan participants’ contribution	—	1	—	1	—	—	—	—
Foreign currency exchange rate changes	—	5	—	—	—	—	—	—
Benefits paid(1)	(11)	(11)	(9)	(16)	(5)	(1)	(5)	—
Settlements	—	(5)	—	—	—	—	—	—
Acquisition of Norit	27	133	—	—	—	—	—	—
Expenses paid from assets	(1)	(1)	—	—	—	—	—	—

Fair value of plan assets at end of year	$149	$356	$103	$197	$—	$—	$—	$—

Funded status	$(46)	$(66)	$(44)	$(39)	$(64)	$(18)	$(64)	$(15)

Recognized liability(2)	$(46)	$(66)	$(44)	$(39)	$(64)	$(18)	$(64)	$(15)

(1)	Included in this amount is $7 million and $2 million that the Company paid directly to the participants in its defined benefit plans in fiscal 2012 and 2011, respectively.
(2)

Included in this amount is $4 million of net pension liability as of September 30, 2011 related to the Supermetals Business presented as Noncurrent liabilities held for sale in the Consolidated Balance Sheet.

Pension Assumptions and Strategy

The following assumptions were used to determine the pension benefit obligations at September 30:

	Assumptions as of September 30
	2012		2011		2010
	Pension Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	3.5%	3.6%	4.5%	4.8%	4.5%	4.4%
Rate of increase in compensation	3.5%	3.1%	3.8%	3.1%	3.8%	3.3%
Actuarial assumptions used to determine net periodic benefit cost during the year:
Discount rate	4.5%	4.8%	4.5%	4.3%	5.3%	5.0%
Expected long-term rate of return on plan assets	7.8%	5.3%	7.8%	6.1%	7.8%	6.1%
Rate of increase in compensation	3.8%	3.2%	3.8%	3.3%	3.8%	3.4%

Post Retirement Assumptions and Strategy

The following assumptions were used to determine the post retirement benefit obligations at September 30:

	Assumptions as of September 30
	2012		2011		2010
	Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial assumptions as of the year-end measurement date:
Discount rate	3.3%	3.9%	4.5%	4.9%	4.5%	4.8%
Initial health care cost trend rate	8.0%	7.4%	8.5%	8.0%	7.5%	8.0%
Actuarial assumptions used to determine net cost during the year:
Discount rate	4.5%	4.9%	4.5%	4.8%	5.3%	5.2%
Initial health care cost trend rate	8.5%	7.9%	7.5%	8.0%	8.0%	9.0%

Cabot uses discount rates as of September 30, the plans’ measurement date, to determine future benefit obligations under its U.S. and foreign defined benefit plans. The discount rates for the defined benefit plans in the U.S., Canada, UAE, Euro-zone, Japan, Switzerland and the U.K. are derived from yield curves that reflect high quality corporate bond yield or swap rate information in each region and reflect the characteristics of Cabot’s employee benefit plans. The discount rates for the defined benefit plans in the Czech Republic and Indonesia are based on government bond indices that best reflect the durations of the plans, adjusted for credit spreads presented in selected AA corporate bond indices.

The rates utilized are selected because they represent long-term, high quality, fixed income benchmarks that approximate the long-term nature of Cabot’s pension obligations and related payouts.

	Years Ended September 30
	2012		2011		2012		2011
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Net Amounts Recognized in the Consolidated Balance Sheets
Noncurrent assets	$—	$4	$—	$10	$—	$—	$—	$—
Current liabilities	—	(1)	—	(1)	(6)	(1)	(6)	—
Noncurrent liabilities	(46)	(69)	(44)	(48)	(58)	(17)	(58)	(15)

Amounts recognized in Accumulated other comprehensive income at September 30, 2012 and 2011 were as follows:

	Years Ended September 30
	2012		2011		2012		2011
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Net actuarial loss	$29	$77	$34	$52	$3	$3	$2	$2
Net prior service cost (credit)	1	—	1	—	(10)	—	(14)	—

Balance in accumulated other comprehensive income, pretax	$30	$77	$35	$52	$(7)	$3	$(12)	$2

In fiscal 2013, an estimated net loss of $6 million will be amortized from accumulated other comprehensive income to net periodic benefit cost. In addition, amortization of estimated prior service credits of $3 million for other postretirement benefits will be amortized from accumulated other comprehensive income to net periodic benefit costs in fiscal 2013.

Estimated Future Benefit Payments

The Company expects that the following benefit payments will be made to plan participants in the years from 2013 to 2022:

	Pension Benefits		Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Years Ended:
2013	$13	$17	$6	$1
2014	12	17	6	1
2015	12	19	6	1
2016	13	21	5	1
2017	14	20	5	1
2018-2022	76	116	22	5

Post retirement medical benefits are unfunded and impact Cabot’s cash flows. The Company expects to contribute less than $1 million and $12 million related to its U.S. and foreign pension plans, respectively, in fiscal 2013.

Net periodic defined benefit pension and other postretirement benefit costs include the following components:

	Years Ended September 30
	2012		2011		2010		2012		2011		2010
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$5	$7	$5	$6	$5	$5	$1	$—	$1	$—	$1	$—
Interest cost	7	11	6	11	7	11	2	1	2	1	3	1
Expected return on plan assets	(9)	(13)	(8)	(13)	(9)	(11)	—	—	—	—	—	—
Amortization of prior service cost (credit)	—	—	—	—	—	—	(3)	—	(3)	—	(4)	—
Net losses (gains)	1	3	—	3	—	2	—	—	—	—	—	—
Settlements or curtailments cost (income)	1	1	—	—	—	1	(1)	—	—	—	—	—
Other	—	—	—	2	—	—	—	—	—	—	—	—

Net periodic benefit cost	$5	$9	$3	$9	$3	$8	$(1)	$1	$—	$1	$—	$1

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows:

	Years Ended September 30
	2012		2011		2010		2012		2011		2010
	Pension Benefits						Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Net losses (gains)	$(3)	$27	$2	$1	$5	$12	$1	$1	$(1)	$(1)	$1	$—
Prior service cost	(1)	—	—	—	—	—	1	—	(2)	—	—	—
Amortization of prior service (cost) credit	—	—	—	—	—	—	3	—	4	—	4	—
Amortization of prior unrecognized loss	(1)	(3)	—	(3)	—	(2)	—	—	—	—	—	—
Other	—	1	—	—	—	1	—	—	—	—	—	—

Total other comprehensive loss (income)	$(5)	$25	$2	$(2)	$5	$11	$5	$1	$1	$(1)	$5	$—

Curtailments and settlements of employee benefit plans

In recent years, the Company incurred curtailments and settlements of certain of its employee benefit plans. Associated with these curtailments and settlements, the Company recognized a net loss of $1 million, a net gain of less than $1 million and a net loss of $1 million in fiscal 2012, 2011 and 2010, respectively.

Sensitivity Analysis

Measurement of postretirement benefit expense is based on actuarial assumptions used to value the postretirement benefit liability at the beginning of the year. Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. The fiscal 2012 weighted-average assumed health care cost trend rate is 8.5% for U.S. plans and 7.9% for foreign plans. The ultimate weighted-average health care cost trend rate has been designated as 5.0% for U.S. plans and 6.0% for foreign plans and is anticipated to be achieved during 2018 and 2016, respectively. A one percentage point change in the 2012 assumed health care cost trend rate would have the following effects:

	1-Percentage-Point
	Increase		Decrease
	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Effect on postretirement benefit obligation	$—	$3	$—	$(2)

Plan Assets

The Company’s defined benefit pension plans weighted-average asset allocations at September 30, 2012 and 2011, by asset category are as follows:

	Pension Assets
	September 30
	2012		2011
	U.S.	Foreign	U.S.	Foreign
Asset Category:
Equity securities	62%	39%	57%	44%
Debt securities	38%	56%	43%	50%
Cash and other securities	—	5%	—	6%

Total	100%	100%	100%	100%

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

Cabot’s investment strategy for each of its defined benefit plans in the U.S. and abroad is generally based on a set of investment objectives and policies that cover time horizons and risk tolerance levels consistent with plan liabilities. Periodic studies are performed to determine the asset mix that will meet pension obligations at a reasonable cost to the Company. The assets of the defined benefit plans are comprised principally of investments in equity and high quality fixed income securities, which are broadly diversified across the capitalization and style spectrum and are managed using both active and passive strategies. The weighted average target asset allocation for the U.S. plans is 61% in equity and 39% in fixed income and for the foreign plans is 39% in equity, 55% in fixed income, 2% in real estate and 4% in cash and other securities.

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

The fair value of the Company’s pension plan assets at September 30, 2012 and 2011 by asset category is as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
	2012			2011
Asset Category:
Cash	$4	$1	$5	$4	$1	$5
Direct investments:
U.S. equity securities	19	—	19	13	—	13
Non-U.S. equity securities	5	—	5	1	—	1
Non-U.S. government bonds	50	—	50	47	—	47
Non-U.S. corporate bonds	11	—	11	1	—	1

Total direct investments	$85	$—	$85	$62	$—	$62
Investment funds:
Equity funds(1)	97	108	205	20	86	106
Fixed income funds(2)	66	126	192	43	50	93
Real estate funds(3)	—	2	2	—	1	1
Common and collective investment trust funds(4)	—	—	—	—	24	24
Money market funds	1	—	1	1	—	1
Other	4	—	4	—	—	—

Total investment funds	168	$236	$404	$64	$161	$225
Alternative investments:
Insurance contracts(5)	—	10	10	—	8	8
Other	—	1	1	—	—	—

Total alternative investments	—	$11	$11	$—	$8	$8

Total pension plan assets	$257	$248	$505	$130	$170	$300

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

(4)

The investment objective of the portfolio of this common and collective investment trust is to achieve long-term, total return in excess of the MSCI World Index Benchmark by investing in equity securities of companies worldwide, emphasizing those with above-average potential for capital appreciation

(5)	Insurance contracts held by the Company’s non-U.S. plans are issued by well-known, highly rated insurance companies.

Note O. Stock-Based Compensation

The Company has established equity compensation plans that provide stock-based compensation to eligible employees. The 2009 Long-Term Incentive Plan (the “2009 Plan”), which was approved by Cabot’s stockholders on March 12, 2009 and amended on March 8, 2012, authorizes the issuance of approximately 8.9 million shares of common stock. This is the Company’s only equity incentive plan under which awards may currently be made to employees, although some awards made under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) remain outstanding at September 30, 2012.

The terms of awards made under Cabot’s equity compensation plans are generally determined by the Compensation Committee of Cabot’s Board of Directors. The 2009 Plan allows for grants of stock options, restricted stock, restricted stock units and other stock-based awards to employees. The awards made in fiscal 2012, 2011 and 2010 under the 2009 Plan consist of grants of stock options, time-based restricted stock units, performance-based restricted stock units, and restricted stock units that will be settled in cash. The options were issued with an exercise price equal to 100% of the market price of Cabot’s common stock on the date of grant, vest over a three year period (30% on each of the first and second anniversaries of the date of grant and 40% on the third anniversary of the date of grant) and expire ten years after grant. The restricted stock units vest three years from the date of the grant. The number of shares issuable, if any, when a performance-based restricted stock unit award vests will depend on the degree of achievement (threshold, target or maximum performance) of the corporate performance metrics for each year within the three-year performance period of the award. Accordingly, future compensation costs associated with outstanding awards of performance-based restricted stock units may increase or decrease based on the probability of the Company achieving the performance metrics.

As of September 30, 2012, there were 56,892 outstanding time-based and performance-based restricted stock units which will be settled by the payment of cash. Compensation expense related to these awards is remeasured throughout the vesting period and until ultimate settlement of the award. Cumulative compensation and the associated liability is recorded equal to the fair value of Cabot common stock multiplied by the applicable vesting percentage. The Company recorded liabilities associated with these cash settled awards of $1 million at both September 30, 2012 and 2011.

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

Stock-based employee compensation expense was $10 million, $10 million and $11 million, after tax, for fiscal 2012, 2011 and 2010, respectively. The Company recognized the full impact of its stock-based employee compensation expense in the Consolidated Statements of Operations for fiscal 2012, 2011 and 2010 and did not capitalize any such costs on the Consolidated Balance Sheets because those that qualified for capitalization were not material. The following table presents stock-based compensation expenses included in the Company’s Consolidated Statements of Operations:

	Years Ended September 30
	2012	2011	2010
	(Dollars in millions)
Cost of Sales	$5	$5	$6
Selling and administrative expenses	9	9	11
Research and technical expenses	1	1	1

Stock-based compensation expense	15	15	18
Income tax benefit	(5)	(5)	(7)

Net stock-based compensation expense	$10	$10	$11

As of September 30, 2012, Cabot has $14 million, $2 million and less than $1 million of total unrecognized compensation cost related to non-vested restricted stock units, non-vested options and non-vested restricted stock, respectively, granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.2 years, 0.8 years and 0.9 years for non-vested restricted stock units, non-vested options and the non-vested restricted stock, respectively.

Equity Incentive Plan Activity

The following table summarizes the total stock option, restricted stock, and restricted stock unit activity in the equity incentive plans for fiscal 2012:

	September 30, 2012
	Stock Options			Restricted Stock		Restricted Stock Units
	Total Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Outstanding at September 30, 2011	1,772	$21.96	$6.06	3	$9.56	866	$28.89
Granted	284	32.95	11.64	—	—	405	33.15
Performance-based adjustment(2)	—	—	—	—	—	10	25.93
Exercised / Vested	(434)	19.95	4.72	(1)	9.56	(15)	25.64
Cancelled / Forfeited	(43)	33.64	8.26	—	—	(35)	29.70

Outstanding at September 30, 2012	1,579	24.17	7.37	2	9.56	1,231	30.28

Exercisable at September 30, 2012	983	20.03

Expected to vest(3)	561	30.95

(1)

The number “Granted” represents the number of shares issuable upon vesting of time-based restricted stock units and performance-based restricted stock units, assuming the Company performs at the target performance level in each year of the three-year performance period.

(2)

Represents the net incremental number of shares issuable upon vesting of outstanding performance-based restricted stock units, based on the Company’s actual performance against the performance targets for the 2012 performance period of the outstanding units.

(3)	Stock options expected to vest in the future, net of estimated forfeitures, have a weighted average remaining contractual life of 8.3 years.

Stock Options

The following table summarizes information related to the total outstanding options and the vested options on September 30, 2012:

	Total Options Outstanding	Exercisable Options
Aggregate Intrinsic Value (in millions)	$20	$16
Weighted Average Remaining Contractual Term (in years)	7.3	6.7

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing common stock price of $36.57 on September 28, 2012, which would have been received by the option holders had all option holders exercised their options and immediately sold their shares on that date.

The intrinsic value of options exercised during fiscal 2012, 2011 and 2010 was $9 million, $3 million and $1 million, respectively, and the Company received cash of $9 million, $4 million and $3 million, respectively, from these exercises.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The estimated weighted average grant date fair values of options granted during fiscal 2012, 2011 and 2010 was $11.64, $12.09, and $7.41 per option, respectively. The fair values on the grant date were calculated using the following weighted-average assumptions:

	Years Ended September 30
	2012	2011	2010
Expected stock price volatility	45%	43%	42%
Risk free interest rate	1.3%	1.8%	2.8%
Expected life of options (years)	6	6	6
Expected annual dividends per year	$0.72	$0.72	$0.72

The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the option. The expected term reflects the anticipated time period between the measurement date and the exercise date or post-vesting cancellation date.

Restricted Stock Units

The value of restricted stock unit awards is the closing stock price at the date of the grant. The estimated weighted average grant date fair values of restricted stock unit awards granted during fiscal 2012, 2011 and 2010 was $33.15, $34.76 and $24.49, respectively. The intrinsic value of restricted stock units (meaning the fair value of the units on the date of vest) that vested during fiscal 2012 and 2011 were $1 million and less than $1 million, respectively. No restricted stock units vested during fiscal 2010.

Restricted Stock

The fair value of restricted stock awards is derived by calculating the difference between the share price and the purchase price at the date of the grant. There were no restricted stock awards granted during fiscal 2012, 2011 or 2010. The intrinsic value of restricted stock that vested during fiscal 2012, 2011 and 2010 was less than $1 million, $27 million and $11 million, respectively.

Supplemental Retirement Savings Plan

Cabot’s Supplemental Retirement Savings Plan (“SRSP”) provides benefits to highly compensated employees in circumstances in which the maximum limits established under ERISA and the Internal Revenue Code prevent them from receiving all of the Company matching and ESOP contributions that would otherwise be provided under the qualified Retirement Savings Plan. The SRSP is non-qualified and unfunded. Contributions under the SRSP are treated as if invested in Cabot common stock. The majority of the distributions made under the SRSP are required to be paid with shares of Cabot common stock. The remaining distributions, which relate to certain grandfathered accounts, will be paid in cash based on the market price of Cabot common stock at the time of distribution. The aggregate value of the accounts that will be paid out in stock, which is equivalent to approximately 110,000 and 125,000 shares of Cabot common stock as of September 30, 2012 and 2011, respectively, is reflected at historic cost in stockholders’ equity, and the aggregate value of the accounts that will be paid in cash, which is $1 million as of both September 30, 2012 and 2011, is reflected in other long-term liabilities and marked-to-market quarterly.

Note P. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations as follows:

	Years Ended September 30
	2012	2011	2010
	(Dollars in millions)
Cost of sales	$13	$16	$36
Selling and administrative expenses	2	2	10
Research and technical expenses	—	—	—

Total	$15	$18	$46

Details of these restructuring activities and the related reserves for fiscal 2012 and 2011 were as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Asset Sales	Other	Total
	(Dollars in millions)
Reserve at September 30, 2010	$18	$1	$—	$—	$—	$19
Charges	8	3	3	(1)	5	18
Costs charged against assets and other	1	—	(3)	(4)	—	(6)
Proceeds from sale	—	—	—	6	—	6
Cash paid	(17)	(4)	—	(1)	(4)	(26)
Foreign currency translation adjustment	(1)	—	—	—	1	—

Reserve at September 30, 2011	$9	$—	$—	$—	$2	$11
Charges	3	3	7	(1)	3	15
Costs charged against assets and other	—	—	(7)	(3)	—	(10)
Proceeds from sale	—	—	—	4	—	4
Cash paid	(10)	(2)	—	—	(2)	(14)
Foreign currency translation adjustment	—	—	—	—	(1)	(1)

Reserve at September 30, 2012	$2	$1	$—	$—	$2	$5

Closure of Hong Kong, China Manufacturing Facility

In March 2012, the Company ceased manufacturing operations at its specialty compounds plant in Hong Kong and moved these operations primarily to its facility in Tianjin, China. The decision, which affected 64 employees, was made to consolidate all of these operations in one plant that is closer to the Company’s customers in Asia, and to use fully the advanced process technologies available at Cabot’s facilities in Tianjin.

The Company expects the closure plan will result in a total pre-tax charge to earnings of approximately $10 million. Through September 30, 2012 the Company has charged approximately $6 million to earnings for this restructuring, comprised mainly of accelerated depreciation, asset write-offs, and severance charges.

Cumulative net cash outlays related to this plan are expected to be approximately $3 million comprised primarily of $1 million for severance and $2 million for post close operations. Through September 30, 2012, Cabot has made net cash payments of less than $1 million. The Company expects to make net cash payments of approximately $3 million in fiscal 2013.

As of September 30, 2012, Cabot has $1 million of accrued restructuring costs in the Consolidated Balance Sheet related to this site closure.

Closure of Grigno, Italy Manufacturing Facility

In February 2011, the Company closed its specialty compounds manufacturing facility in Grigno, Italy. This decision was made to align Cabot’s manufacturing capabilities with the market outlook and Cabot’s

Performance Materials strategy. The closure, which affected 37 employees, resulted in $5 million of net charges to earnings which are comprised of $3 million for severance and employee benefits and $3 million for accelerated depreciation and asset impairments partially offset by a gain of $1 million related to the sale of the facility, which occurred in the fourth quarter of fiscal 2012.

Through September 30, 2012, Cabot has made net cash payments of $1 million associated with this restructuring plan including $2 million of severance and $1 million of other costs partially offset by proceeds of $2 million from the sale of the facility. The Company expects to make additional severance cash payments of less than $1 million in 2013.

As of September 30, 2012, Cabot has less than $1 million of accrued restructuring costs in the Consolidated Balance Sheet related to this site closure.

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

The Company has incurred a total pre-tax charge of approximately $24 million and does not expect to incur significant additional costs related to this plan. These costs are comprised of $7 million for severance and employee benefits, $12 million for accelerated depreciation and asset impairments, $3 million demolition and site clearing costs and $2 million for other post-close costs. These amounts exclude any potential gain to be recognized on the sale of land and certain other manufacturing related assets.

Cumulative net cash outlays related to this plan are expected to be approximately $8 million. Through fiscal 2012, Cabot has made net cash payments of $8 million. The Company expects to make cash payments of less than $1 million in 2013. These amounts exclude any potential cash to be received on the sale of land and certain other manufacturing related assets.

As of September 30, 2012, Cabot has less than $1 million of accrued restructuring costs in the Consolidated Balance Sheet related to this site closure.

2009 Global Restructuring

In fiscal 2009, Cabot initiated its 2009 Global Restructuring Plan. Under this plan, the Company closed three manufacturing sites and implemented operating cost and workforce reductions across a variety of its other operations. In fiscal 2010, the Company consolidated several of its European administrative offices in a new European headquarters office in Switzerland.

The Company has recorded cumulative pre-tax charges of $124 million related to this plan. The total amounts the Company has recorded for each major type of cost associated with the restructuring plan are: (i) severance and employee benefits of $55 million for approximately 400 employees, (ii) accelerated depreciation and impairment of facility assets of $45 million, net of gains associated with the sale of certain assets, (iii) demolition and site clearing costs of $7 million, and (iv) other post-closing costs of $17 million.

Net cash outlays related to these actions are expected to be approximately $72 million. Through September 30, 2012, Cabot has made net cash payments of $71 million. During fiscal 2013 and thereafter, the Company expects to make net payments totaling $1 million, net of the expected proceeds from the sale of a former manufacturing site.

As of September 30, 2012, Cabot has $3 million of accrued restructuring costs in accrued expenses in the Consolidated Balance Sheet related to this plan.

Other Activities

Cabot has recorded approximately $1 million and $5 million during fiscal 2012 and 2011, respectively, of severance-related restructuring charges at other locations. Through September 30, 2012, Cabot has made cash payments of $5 million related to these activities and expects to pay $1 million in fiscal 2013.

As of September 30, 2012, Cabot has $1 million of accrued restructuring costs in the Consolidated Balance Sheet related to these activities.

Note Q. Stockholders’ Equity

In fiscal 2007, the Board of Directors authorized Cabot to repurchase up to ten million shares of Cabot’s common stock in the open market or in privately negotiated transactions. This authorization does not have a set expiration date. During fiscal 2012 Cabot repurchased 1.1 million shares of its common stock under this authorization for an aggregate purchase price of $36 million. During fiscal 2011 Cabot repurchased 1.6 million shares of its common stock under this authorization for an aggregate purchase price of $50 million. There were no shares repurchased in fiscal 2010. As of September 30, 2012, approximately 1.6 million shares remain available for repurchase under the current authorization.

During fiscal 2012, Cabot paid cash dividends of $0.76 per share of common stock. During each of fiscal 2011 and 2010, Cabot paid cash dividends of $0.72 per share of common stock.

Accumulated Other Comprehensive Income

The following table illustrates the after-tax balances of the components comprising Accumulated other comprehensive income:

	September 30
	2012	2011
	(Dollars in millions)
Foreign currency translation adjustments	$167	$163
Unrealized holding gain on investments/derivatives	—	1
Change in funded status of retirement plans	(75)	(58)

Accumulated other comprehensive income	$92	$106

Note R. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Years Ended September 30
	2012	2011	2010
	(In millions, except per share amounts)
Basic EPS:
Net income attributable to Cabot Corporation	$388	$236	$154
Less: Dividends and dividend equivalents to participating securities	—	1	1
Less: Undistributed earnings allocated to participating securities(1)	3	2	2

Earnings allocated to common shareholders (numerator)	$385	$233	$151

Weighted average common shares and participating securities outstanding	64.0	65.4	65.3
Less: Participating securities(1)	0.6	0.8	1.5

Adjusted weighted average common shares (denominator)	63.4	64.6	63.8

Per share amounts—basic:
Income from continuing operations attributable to Cabot Corporation	$2.87	$2.80	$1.96
Income from discontinued operations	3.20	0.82	0.41

Net income attributable to Cabot Corporation	$6.07	$3.62	$2.37

Diluted EPS:
Earnings allocated to common shareholders	$385	$233	$151
Plus: Earnings allocated to participating securities	3	3	3
Less: Adjusted earnings allocated to participating securities(2)	(3)	(3)	(3)

Earnings available to common shares (numerator)	$385	$233	$151

Adjusted weighted average common shares outstanding	63.4	64.6	63.8
Effect of dilutive securities:
Common shares issuable(3)	0.8	0.8	0.5

Adjusted weighted average common shares (denominator)	64.2	65.4	64.3

Per share amounts—diluted:
Income from continuing operations attributable to Cabot Corporation	$2.83	$2.77	$1.94
Income from discontinued operations	3.16	0.80	0.41

Net income attributable to Cabot Corporation	$5.99	$3.57	$2.35

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Years Ended September 30
	2012	2011	2010
	( Dollars in millions)
Calculation of undistributed earnings:
Net income attributable to Cabot Corporation	$388	$236	$154
Less: Dividends declared on common stock	49	46	46
Less: Dividends and dividend equivalents to participating securities	—	1	1

Undistributed earnings	$339	$189	$107

Allocation of undistributed earnings:
Undistributed earnings allocated to common shareholders	$336	$187	$105
Undistributed earnings allocated to participating securities	3	2	2

Undistributed earnings	$339	$189	$107

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Supplemental Retirement Savings Plan; and (iii) assumed issuance of shares for outstanding and achieved performance-based stock unit awards issued under Cabot’s equity incentive plans using the treasury stock method. For fiscal 2012 and 2011, respectively, 395,532 and 253,000 incremental shares of common stock were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For fiscal 2010, 193,000 incremental shares of common stock were not included in the calculation of diluted earnings per share because those shares’ exercise prices were greater than the average market price of Cabot common stock for that period.

Note S. Income Taxes

Income (loss) from continuing operations before income taxes and equity in net earnings of affiliated companies was as follows:

	Years ended September 30
	2012	2011	2010
	(Dollars in millions)
Income (loss) from continuing operations:
Domestic	$13	$(25)	$3
Foreign	232	228	163

Total	$245	$203	$166

Tax provision (benefit) on income consisted of the following:

	Years ended September 30
	2012	2011	2010
	(Dollars in millions)
U.S. federal and state:
Current	$(1)	$(7)	$(8)
Deferred	(8)	(51)	(14)

Total	(9)	(58)	(22)

Foreign:
Current	62	57	51
Deferred	2	7	1

Total	64	64	52

Total U.S. and foreign	$55	$6	$30

The provision (benefit) for income taxes differed from the provision for income taxes as calculated using the U.S. statutory rate as follows:

	Years ended September 30
	2012	2011	2010
	(Dollars in millions)
Computed tax expense at the federal statutory rate	$86	$70	$58
Foreign income:
Impact of taxation at different rates, repatriation and other	(29)	(29)	(26)
Impact of credit for extraordinary repatriation	—	(24)	—
Impact of investment incentive credits	—	(2)	(2)
Impact of foreign losses for which a current tax benefit is not available	5	6	17
State taxes, net of federal effect	—	—	—
U.S. and state benefits from research and experimentation activities	(2)	(3)	(1)
Tax audit settlements	(2)	(12)	(15)
Release of state tax valuation allowance	(8)	—	—
Permanent differences, net	5	—	(1)

Total	$55	$6	$30

Significant components of deferred income taxes were as follows:

	September 30
	2012	2011
	(Dollars in millions)
Deferred tax assets:
Property, plant & equipment	$140	$73
Pension and other benefits	94	87
Environmental liabilities	2	3
Inventory	12	12
Deferred expenses	12	11
State taxes	5	—
Net operating loss carry-forwards	194	125
Other tax carry-forwards	73	137
Other	45	28

Subtotal	577	476
Valuation allowances	(169)	(138)

Total deferred tax assets	$408	$338

	September 30
	2012	2011
	(Dollars in millions)
Deferred tax liabilities:
Property, plant & equipment	$191	$28
Intangible assets	107	—
Pension and other benefits	15	2
Unremitted earnings of non-U.S. subsidiaries	11	18
Inventory	10	3
Other	10	5

Total deferred tax liabilities	$344	$56

In fiscal 2012, Cabot recorded $11 million of net tax benefits including an $8 million state tax benefit from the release of a valuation allowance and $3 million related to settlements and other miscellaneous tax items in the tax provision.

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

Approximately $840 million of net operating loss carryforwards (“NOLs”) and $73 million of other tax credit carryforwards remain at September 30, 2012. The benefits of these carryforwards are dependent upon taxable income during the carryforward period in the jurisdictions where they arose. Accordingly, a valuation allowance has been provided where management has determined that it is more likely than not that the carryforwards will not be utilized. The following table provides detail surrounding the expiration dates of these carryforwards:

	NOLs	Credits
	(Dollars in millions)
Expiration periods
2013 to 2019	$329	$3
2020 and thereafter	220	47
Indefinite carryforward	291	23

Total	$840	$73

As of September 30, 2012, provisions have not been made for U.S. income taxes or non-U.S. withholding taxes on approximately $1,073 million of undistributed earnings of non-U.S. subsidiaries, as these earnings are considered indefinitely reinvested. Cabot continually reviews the financial position and forecasted cash flows of its U.S. consolidated group and foreign subsidiaries in order to reaffirm the Company’s intent and ability to continue to indefinitely reinvest earnings of its foreign subsidiaries or whether such earnings will need to be repatriated in the foreseeable future. Such review encompasses not only operational needs but also future capital investments. From time to time, however, our intentions relative to specific indefinitely invested amounts change because of certain unique circumstances. For example, in 2011, the Company remitted certain high taxed earnings that had previously been considered indefinitely reinvested in order to preserve a tax benefit in advance of a tax law change.

These earnings could become subject to U.S. income taxes and non-U.S. withholding taxes if they were remitted as dividends, were loaned to Cabot Corporation or a U.S. subsidiary, or if Cabot should sell its stock in the subsidiaries.

As of September 30, 2012, Cabot had net deferred tax assets of $64 million, $49 million of which are in the U.S. The net deferred tax assets were significantly reduced during fiscal 2012 due to the utilization of deferred tax assets in the sale of the Supermetals Business and the recognition of deferred tax liabilities related to the Norit acquisition. Management believes that the Company’s history of generating domestic profits provides adequate evidence that it is more likely than not that all of the U.S. net deferred tax assets will be realized in the normal course of business. U.S. income from continuing operations adjusted for U.S. permanent differences was a profit of $86 million for the year ended September 30, 2012 and was a cumulative profit of $221 million for the three years ended September 30, 2012 including dividends from non-U.S. subsidiaries.

Realization of deferred tax asset is dependent on achieving future taxable income over an extended period of time. As of September 30, 2012, the Company would need to generate approximately $403 million in cumulative future U.S. taxable income at various times over approximately 20 years to realize all of its net U.S. deferred tax assets. The Company reviews its forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve operating income targets may change the Company’s assessment regarding the recoverability of Cabot’s deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the Company’s deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on Cabot’s earnings in future periods.

The valuation allowances at September 30, 2012 and 2011 represent management’s best estimate of the non-realizable portion of the deferred tax assets. The valuation allowance increased in certain tax jurisdictions by $31 million, $12 million, and $6 million in fiscal years 2012, 2011 and 2010, respectively, due to the uncertainty of the ultimate realization of certain future tax benefits and net operating losses generated or acquired that are included in deferred tax assets.

Cabot has filed its tax returns in accordance with the tax laws in each jurisdiction and recognizes tax benefits for uncertain tax positions when the position would more likely than not be sustained based on its technical merits and recognizes measurement adjustments when needed. As of September 30, 2012, the total amount of unrecognized tax benefits was $55 million, of which $39 million was recorded in the Company’s Consolidated Balance Sheet and $16 million of deferred tax assets, principally related to state net operating loss carryforwards, have not been recorded. In addition, accruals of $3 million and $15 million have been recorded for penalties and interest, respectively, as of September 30, 2012 and $3 million and $14 million, respectively, as of September 30, 2011. Total penalties and interest recorded in the tax provision in the Consolidated Statement of Operations was $3 million in each of fiscal years 2012, 2011, and 2010. If the unrecognized tax benefits were recognized at a given point in time, there would be approximately $44 million favorable impact on the Company’s tax provision before consideration of the impact of the potential need for valuation allowances.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2012, 2011 and 2010 are as follows:

	Years ended September 30
	2012	2011	2010
	(Dollars in millions)
Balance at beginning of the year	$65	$75	$81
Additions based on tax provisions related to the current year	4	2	6
Additions for tax positions of prior years	—	1	3
Reductions of tax provisions of prior years	(14)	(13)	(15)

Balance at end of the year	$55	$65	$75

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

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2012 tax years generally remain subject to examination by the IRS and various tax years from 2004 through 2012 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2001 through 2012 remain subject to examination by their respective tax authorities. As of September 30, 2012 Cabot’s significant non-U.S. jurisdictions include Canada, China, France, Germany, Italy, Japan, Malaysia, the Netherlands, and the United Kingdom.

Note T. Commitments and Contingencies

Operating Lease Commitments

Cabot leases certain transportation vehicles, warehouse facilities, office space, machinery and equipment under cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by Cabot. Escalation clauses, lease payments dependent on existing rates/ indices and other lease concessions are included in the minimum lease payments and such lease payments are recognized on a straight-line basis over the minimum lease term. Rent expense under such arrangements for fiscal 2012, 2011 and 2010 totaled $15 million, $19 million and $21 million, respectively. Future minimum rental commitments under non-cancelable leases are as follows:

(Dollars in millions)
2013	22
2014	17
2015	14
2016	10
2017	5
2018 and thereafter	27

Total future minimum rental commitments	$95

Other Long-Term Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements, the quantity of material being purchased is fixed, but the price paid changes as market prices change. Raw materials purchased under these agreements by segment for fiscal 2012, 2011 and 2010 are as follows:

	Years Ended September 30
	2012	2011	2010
	(Dollars in millions)
Reinforcement Materials	$312	$340	$294
Performance Materials	47	18	36
Purification Solutions(1)	4	N/A	N/A
Advanced Technologies	6	—	6
Other	1	—	—

Total	$370	$358	$336

(1)	The year ended September 30, 2012 includes two months of purchases for Norit.

Included in the table above are raw materials purchases from noncontrolling shareholders of consolidated subsidiaries. These purchases were $116 million, $134 million and $126 million during fiscal 2012, 2011 and 2010, respectively, and accounts payable and accrued liabilities owed to noncontrolling shareholders as of September 30, 2012 and 2011, were $13 million and $10 million, respectively.

The purchase commitments for these agreements are with various suppliers and purchases are expected to take place as follows:

	Payments Due by Fiscal Year
	2013	2014	2015	2016	2017	Thereafter	Total
	(Dollars in millions)
Reinforcement Materials	$386	$270	$255	$195	$171	$2,609	$3,886
Performance Materials	40	33	33	32	29	256	423
Purification Solutions	21	12	8	8	8	23	80
Advanced Technologies	5	3	1	—	—	—	9

Total	$452	$318	$297	$235	$208	$2,888	$4,398

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

Self-Insurance and Retention for Certain Contingencies

The Company is partially self-insured for certain third-party liabilities globally, as well as workers’ compensation and employee medical benefits in the United States. The third-party and workers’ compensation liabilities are managed through a wholly-owned insurance captive and the related liabilities are included in the consolidated financial statements. The employee medical obligations are managed by a third-party provider and the related liabilities are included in the consolidated financial statements. To limit Cabot’s potential liabilities for these risks, however, the Company purchases insurance from third-parties that provides individual and aggregate stop-loss protection. The aggregate self-insured liability in fiscal 2012 for combined U.S. third-party liabilities and U.S. workers’ compensation was $5 million, and the retention for medical costs in the United States is at most $200,000 per person per annum.

Contingencies

Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Matters

As of September 30, 2012 and 2011, Cabot had $7 million and $6 million, respectively, reserved for environmental matters primarily related to divested businesses. In fiscal 2012 and 2011, there was $3 million and $2 million in accrued liabilities and $4 million and $4 million in other liabilities, respectively, in the Consolidated Balance Sheets for environmental matters. These amounts represent Cabot’s best estimates of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Charges for environmental expense were $3 million, $1 million, and $3 million in fiscal 2012, 2011 and 2010, respectively. Cash payments were $2 million, $2 million and $1 million during fiscal 2012, 2011 and 2010, respectively, related to these environmental matters.

The operation and maintenance component of the $7 million reserve for environmental matters was $4 million. Cabot expects to make payments of $3 million in fiscal 2013, $1 million in each of fiscal 2014 through fiscal 2016, less than $1 million in 2017 and a total of $1 million thereafter.

When deemed appropriate, the Company discounts its liability for environmental matters. A weighted average risk free rate of 1% was used for the environmental liability at September 30, 2012. The book value of the liabilities will be accreted up to the undiscounted liability value through interest expense over the expected cash flow period. The accreted interest expense was less than $1 million for each of fiscal 2012, 2011 and 2010.

In June 2009, Cabot received an information request from the United States Environmental Protection Agency (“EPA”) regarding Cabot’s carbon black manufacturing facility in Pampa, Texas. The information request relates to the Pampa facility’s compliance with certain regulatory and permitting requirements under the Clean Air Act, including the New Source Review (“NSR”) construction permitting requirements. EPA has indicated that this information request is part of an EPA national initiative focused on the U.S. carbon black manufacturing sector. Cabot responded to EPA’s information request in August 2009 and is in discussions with EPA. Based upon these discussions, it is anticipated that Cabot will invest significant funds for capital improvements to install technology controls at certain U.S. facilities over a number of years, and pay a civil penalty to EPA to resolve the matter. The costs for these technology control devices will likely be capital in nature and impact the Consolidated Statement of Operations over the depreciable lives of the associated assets.

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

The subsidiary transferred the business to Aearo Corporation (“Aearo”) in July 1995. Cabot agreed to have the subsidiary retain certain liabilities associated with exposure to asbestos and silica while using respirators prior to the 1995 transaction so long as Aearo paid, and continues to pay, Cabot an annual fee of $400,000. Aearo can discontinue payment of the fee at any time, in which case it will assume the responsibility for and indemnify Cabot against those liabilities which Cabot’s subsidiary had agreed to retain. The Company anticipates that it will continue to receive payment of the $400,000 fee from Aearo and thereby retain these liabilities for the foreseeable future. Cabot has no liability in connection with any products manufactured by Aearo after 1995.

In addition to Cabot’s subsidiary and as described above, other parties are responsible for significant portions of the costs of respirator liabilities, leaving Cabot’s subsidiary with a portion of the liability in only some of the pending cases. These parties include Aearo, AO, AO’s insurers, and another former owner and its insurers (collectively, with the Company’s subsidiary, the “Payor Group”).

As of both September 30, 2012 and 2011, there were approximately 42,000 claimants in pending cases asserting claims against AO in connection with respiratory products. Cabot has contributed to the Payor Group’s defense and settlement costs with respect to a percentage of pending claims depending on several factors, including the period of alleged product use. In order to quantify Cabot’s estimated share of liability for pending and future respirator liability claims, Cabot has engaged, through counsel, the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a leading consulting firm in the field of tort liability valuation. The methodology used by HR&A addresses the complexities surrounding Cabot’s potential liability by making assumptions about future claimants with respect to periods of asbestos, silica and coal mine dust exposure and respirator use. Using those and other assumptions, HR&A estimates the number of future asbestos, silica and coal mine dust claims that will be filed and the related costs that would be incurred in resolving both currently pending and future claims. On this basis, HR&A then estimates the net present value of the share of these liabilities that reflect Cabot’s period of direct manufacture and Cabot’s contractual obligations. Based on the HR&A estimates, Cabot has recorded on a discounted basis a $13 million reserve ($17 million on an undiscounted basis) to cover its estimated share of liability for pending and future respirator claims. The Company made payments related to its respirator liability of $2 million in fiscal 2012, $5 million in fiscal 2011 and $2 million in fiscal 2010.

The Company’s current estimate of the cost of its share of existing and future respirator liability claims is based on facts and circumstances existing at this time. Developments that could affect the Company’s estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of members of the Payor Group, (viii) a change in the availability of AO’s insurance coverage or the indemnity provided by AO’s former owner, (ix) changes in the allocation of costs among the Payor Group, and (x) a determination that the assumptions used to estimate the Company’s share of liability are inaccurate. The Company cannot determine the impact of these potential developments on its current estimate of its share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount.

The $13 million liability for respirator claims is recognized on a discounted basis using a discount rate of 5%, which represents management’s best estimate of the risk free rate to apply to the cash flow payments of the liability that are projected through 2065. The total expected aggregate undiscounted amount of future payments is $17 million. Cabot estimates payments of approximately $2 million, $2 million, $2 million, $2 million, and $1 million in fiscal 2013, 2014, 2015, 2016 and 2017, respectively, and a total of $8 million in fiscal 2018 through 2065. The book value of the liabilities will be accreted up to the undiscounted liability value through interest expense over the expected cash flow period, which was less than $1 million in fiscal 2012. Cash payments were $2 million in fiscal 2012, $5 million in 2011 and $2 million in 2010 related to this liability. If the timing of Cabot’s actual payments made for respirator claims differs significantly from the Company’s estimated payment schedule, and the Company determines that it can no longer reasonably predict the timing of such payments, Cabot then could be required to record the reserve amount on an undiscounted basis on its consolidated balance sheets, causing an immediate impact to earnings.

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

Note U. Concentration of Credit Risk

Credit risk represents the loss that would be recognized if counterparties failed to completely perform as contracted. Financial instruments that subject Cabot to credit risk consist principally of cash and cash equivalents, investments, trade receivables, notes receivable from sale of business and derivatives. Cabot maintains financial instruments with major banks and financial institutions. The Company has not experienced any material credit losses related to these instruments held at these financial institutions. Furthermore, concentrations of credit risk exist for groups of customers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

No customer individually represented 10% or more of consolidated net sales for fiscal 2012 and 2011. During fiscal 2010, The Goodyear Tire and Rubber Company accounted for approximately 12% of Cabot’s annual consolidated net sales.

Tire manufacturers comprise a significant portion of Cabot’s trade receivable balance. The accounts receivable balance for these significant customers are as follows:

	September 30
	2012	2011
	(Dollars in millions)
Tire manufacturers	$346	$318

Cabot has not experienced significant losses in the past from these customers. Cabot monitors its exposure to customers to manage potential credit losses.

Note V. Financial Information by Segment & Geographic Area

Segment Information

After the sale of the Company’s Supermetals Business and acquisition of Norit, management made changes in the composition of its segments and renamed them with names that are more descriptive of the underlying businesses. With these changes, Cabot’s four business segments are: Reinforcement Materials (formerly the Core Segment); Performance Materials (formerly the Performance Segment); Advanced Technologies (the combination of the former New Business and Specialty Fluids Segments); and Purification Solutions (the newly acquired Norit business).

While the Chief Operating Decision Maker uses a number of performance measures to manage the performance of the segments and allocate resources to them, segment operating profit (loss) before interest and taxes (“Segment EBIT”) is the measure that is most consistently used and is, therefore, the measure presented for each segment in the financial information by segment table below on the line entitled Income (loss) before taxes. Segment EBIT excludes certain items, meaning items considered by management to be unusual and not representative of segment results. In addition, Segment EBIT includes Equity in net income of affiliated companies, net of tax, the full operating results of a contractual joint venture in Purification Solutions, royalties paid by equity affiliates and Net income attributable to noncontrolling interests, net of tax, but exclude Interest expense, foreign currency transaction gains and losses, interest income, dividend income, unearned revenue, the effects of LIFO accounting for inventory, and unallocated general and corporate costs. Segment assets exclude cash, short-term investments, cost investments, income taxes receivable, deferred taxes and headquarters’ assets, which are included in unallocated and other. Expenditures for additions to long-lived assets include total equity and other investments (including available-for-sale securities), property, plant and equipment, intangible assets and assets held for rent.

Reinforcement Materials

Rubber blacks are used in tires and industrial products. These products have traditionally been used in the tire industry as a rubber reinforcing agent and are also used as a performance additive. In industrial products such as hoses, belts, extruded profiles and molded goods, rubber blacks are used to improve the physical performance of the product.

Performance Materials

Performance Materials is comprised of two businesses that sell the following products: specialty grades of carbon black and thermoplastic concentrates and compounds (the Specialty Carbons and Compounds

Business); and fumed silica, fumed alumina and dispersions thereof (the Fumed Metal Oxides Business). The net sales from each of these businesses for fiscal 2012, 2011 and 2010 are as follows:

	Years Ended September 30
	2012	2011	2010
	(Dollars in millions)
Specialty Carbons and Compounds	$664	$626	$531
Fumed Metal Oxides	250	254	252

Total Performance Materials	$914	$880	$783

In each business, Cabot designs, manufactures and sells materials that deliver performance in a broad range of customer applications across the automotive, construction and infrastructure, and electronics and consumer products sectors.

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

Advanced Technologies

Advanced Technologies is comprised of the Inkjet Colorants, Aerogel, Security Materials, Elastomer Composites and Specialty Fluids Businesses. The net sales from each of these businesses are as follows:

	Years Ended September 30
	2012	2011	2010
	(Dollars in millions)
Inkjet Colorants	$66	$65	$57
Aerogel	18	24	24
Security Materials	9	11	7
Elastomer Composites	23	17	17
Specialty Fluids	94	69	81

Total Advanced Technologies	$210	$186	$186

The Inkjet Colorants Business produces and sells aqueous inkjet colorants primarily to the inkjet printing market. The Company’s inkjet colorants are high-quality pigment-based black and other colorant dispersions manufactured by surface treating specialty grades of carbon black and other pigments. The dispersions are used in aqueous inkjet inks to impart color (optical density or chroma) with improved durability (waterfastness, lightfastness and rub resistance) while maintaining high printhead reliability. Cabot’s inkjet colorants are produced for various inkjet printing applications including small office and home office, corporate office, and commercial printing, as well as for other niche applications that require a high level of dispersibility and colloidal stability.

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

The principal area of commercial focus for the Security Materials Business is in developing covert taggants for a broad range of anti-counterfeiting security applications, including brand security, currency, tax stamps, identification and fuel markers. Covert taggants are invisible, unique markers that are added to products to determine their authenticity through the use of custom detectors or readers. The Company’s taggants are manufactured using a proprietary process, which produces highly uniform materials with unique signatures.

The Elastomer Composites Business has developed elastomer composite products that are compounds of natural latex rubber and carbon black made by a patented liquid phase process. The Company believes that these compounds improve abrasion/wear resistance, reduce fatigue and reduce rolling resistance compared to natural rubber/carbon black compounds made by conventional methods. These products are targeted for tire, defense, mining, automotive, and aerospace applications.

The Specialty Fluids Business principally produces and markets cesium formate as a drilling and completion fluid for use primarily in high pressure and high temperature oil and gas well construction. Cesium formate products are solids-free, high-density fluids that have a low viscosity, enabling safe and efficient well construction and workover operations. The fluid is resistant to high temperatures, minimizes damage to producing reservoirs and is readily biodegradable in accordance with testing guidelines set by the Organization for Economic Cooperation and Development. In a majority of applications, cesium formate is blended with other formates or products. Income from continuing operations before taxes for the Specialty Fluids Business was $44 million, $22 million, and $35 million in fiscal 2012, 2011, and 2010, respectively.

Purification Solutions

The Company’s activated carbon products are used for the purification of water, air, food and beverages, pharmaceuticals and other liquids and gases. In gas and air applications, one of the uses of activated carbon is for the removal of mercury in flue gas streams. In addition, Purification Solutions’ products are used as a catalyst or catalyst carrier; as a chemical carrier in slow release applications (such as delayed release pharmaceuticals); as either a colorant or a decolorizing agent in the production of products for food and beverage applications; and in the gold mining industry. In addition to activated carbon production and reactivation, the Company also provides activated carbon solutions through on-site equipment and services, including delivery systems for activated carbon injection in coal-fired utilities, mobile water filter units and carbon reactivation services.

Financial information by segment is as follows:

	Reinforcement Materials	Performance Materials	Advanced Technologies	Purification Solutions	Segment Total	Unallocated and Other(1), (3)	Consolidated Total
	(Dollars in millions)
Years Ended September 30
2012
Revenues from external customers(2)	$2,019	$914	$210	$61	$3,204	$96	$3,300
Depreciation and amortization	82	47	13	8	150	6	156
Equity in earnings of affiliated companies	9	1	—	1	11	—	11
Income (loss) from continuing operations before taxes(3)	227	128	49	5	409	(164)	245
Assets(4)	1,527	717	209	1,433	3,886	513	4,399
Total expenditures for additions to long-lived assets(5)	163	87	16	350	616	6	622
2011
Revenues from external
customers(2)	$1,952	$880	$186	$—	$3,018	$84	$3,102
Depreciation and amortization	80	37	14	—	131	8	139
Equity in earnings of affiliated companies	7	1	—	—	8	—	8
Income (loss) from continuing operations before taxes(3)	183	140	31	—	354	(151)	203
Assets(4)	1,509	661	191	—	2,361	780	3,141
Total expenditures for additions to long-lived assets(5)	126	99	10	—	235	6	241
2010
Revenues from external customers(2)	$1,660	$783	$186	$—	$2,629	$87	$2,716
Depreciation and amortization	74	35	12	—	121	16	137
Equity in earnings of affiliated companies	6	1	—	—	7	—	7
Income (loss) from continuing operations before taxes(3)	139	125	50	—	314	(148)	166
Assets(4)	1,277	544	188	—	2,009	877	2,886
Total expenditures for additions to long-lived assets(5)	62	38	4	—	104	3	107

(1)

Unallocated and other includes certain items and eliminations necessary to reflect management’s reporting of operating segment results. These items are reflective of the segment reporting presented to the Chief Operating Decision Maker.

(2)	Unallocated and other reflects royalties paid by equity affiliates, external shipping and handling fees, and the impact of the corporate adjustment for unearned revenue.

	Years Ended September 30
	2012	2011	2010
	(Dollars in millions)
Royalties paid by equity affiliates, other operating revenues, and the impact of the corporate adjustment for unearned revenue…………………………	$11	$(2)	$7
Shipping and handling fees	85	86	80

Total	$96	$84	$87

(3)	Income (loss) from continuing operations before taxes for Unallocated and Other includes:

	Years Ended September 30
	2012	2011	2010
	(Dollars in millions)
Interest expense	$(46)	$(39)	$(40)
Certain items(a)	(51)	(19)	(53)
Equity in net earnings of affiliated companies(b)	(11)	(8)	(7)
Unallocated corporate costs(c)	(56)	(53)	(48)
General unallocated (expense) income(d)	—	(32)	—

Total	$(164)	$(151)	$(148)

(a)

Certain items are items that management does not consider to be representative of segment results and they are, therefore, excluded from Segment EBIT. Certain items, pre-tax, for fiscal 2012 primarily include $17 million related to global restructuring activities, $26 million for acquisition related charges (consisting of $14 million of legal and professional fees disclosed in Note C, $3 million for certain other one-time integration costs and $9 million of additional charges related to acquisition accounting adjustments for the acquired inventory), $4 million for environmental and legal reserves, and a $4 million addition in the reserve for respirator claims. Certain items, pre-tax, for fiscal 2011 primarily include charges for global restructuring activities discussed in Note P. Certain items, pre-tax, for fiscal 2010 include $46 million related to global restructuring activities, $3 million for environmental reserves and legal settlements, $2 million long-lived asset impairment of land related to a former carbon black site, and a $2 million addition in the reserve for respirator claims.

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

Revenues from external customers and long-lived asset information by geographic area are summarized as follows:

	United States	Japan	China	Other Foreign Countries	Consolidated Total
	(Dollars in millions)
Years Ended September 30,
2012
Revenues from external customers	$695	$330	$543	$1,732	$3,300
Net property, plant and equipment	$486	$54	$305	$707	$1,552
2011
Revenues from external customers	$589	$307	$554	$1,652	$3,102
Net property, plant and equipment	$233	$30	$274	$499	$1,036
2010
Revenues from external customers	$546	$248	$458	$1,464	$2,716
Net property, plant and equipment	$227	$41	$203	$504	$975

Note W. Unaudited Quarterly Financial Information

Unaudited financial results by quarter for fiscal 2012 and 2011 are summarized below.

	Quarter Ended
	December	March	June	September	Year
	(Dollars in millions, except per share amounts)
Fiscal 2012
Consolidated Net Income
Net sales and other operating revenues	$762	$844	$846	$848	$3,300

Gross profit	143	173	175	157	648
Selling and administrative expenses	65	66	68	86	285
Research and technical expenses	17	20	17	19	73

Income from operations	61	87	90	52	290
Net interest expense and other charges	(6)	(11)	(12)	(16)	(45)

Income from continuing operations before taxes	55	76	78	36	245
Provision for income taxes	(16)	(23)	(16)	—	(55)
Equity in earnings of affiliated companies	1	3	4	3	11
Income from operations of discontinued operations, net of tax	11	189	4	1	205

Net income	51	245	70	40	406
Net income attributable to noncontrolling interests, net of tax	5	5	4	4	18

Net income attributable to Cabot Corporation	$46	$240	$66	$36	$388

Income per share - diluted:
Income from continuing operations	$0.55	$0.78	$0.96	$0.54	$2.83
Income from discontinued operations	0.16	2.92	0.06	0.02	3.16

Net income attributable to Cabot Corporation	$0.71	$3.70	$1.02	$0.56	$5.99

	Quarter Ended
	December	March	June	September	Year
	(Dollars in millions, except per share amounts)
Fiscal 2011
Consolidated Net Income
Net sales and other operating revenues	$694	$739	$836	$833	$3,102

Gross profit	131	134	152	141	558
Selling and administrative expenses	63	62	61	63	249
Research and technical expenses	15	18	16	17	66

Income from operations	53	54	75	61	243
Net interest expense and other charges	(7)	(6)	(13)	(14)	(40)

Income from continuing operations before taxes	46	48	62	47	203
Benefit (provision) for income taxes	15	(9)	(10)	(2)	(6)
Equity in earnings of affiliated companies	3	1	2	2	8
Income from operations of discontinued operations, net of tax	16	16	13	8	53

Net income	80	56	67	55	258
Net income attributable to noncontrolling interests, net of tax	5	5	7	5	22

Net income attributable to Cabot Corporation	$75	$51	$60	$50	$236

Income per share - diluted:
Income from continuing operations	$0.88	$0.52	$0.73	$0.64	$2.77
Income from discontinued operations	0.25	0.24	0.19	0.12	0.80

Net income attributable to Cabot Corporation	$1.13	$0.76	$0.92	$0.76	$3.57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cabot Corporation

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Cabot Corporation and subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cabot Corporation and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cabot Corporation

Boston, Massachusetts

We have audited the internal control over financial reporting of Cabot Corporation and subsidiaries (the “Company”) as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Norit N.V. and its subsidiaries, which was acquired on July 31, 2012 and whose financial statements reflect total assets and revenues constituting 21% and 2%, respectively, of the consolidated financial statement amounts as of and for the year ended September 30, 2012. Accordingly, our audit did not include the internal control over financial reporting at Norit N.V and subsidiaries. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2012 of the Company and our report dated November 29, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 29, 2012

PART II

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Cabot carried out an evaluation, under the supervision and with the participation of its management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2012. Based on that evaluation, Cabot’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Cabot’s management assessed the effectiveness of Cabot’s internal control over financial reporting as of September 30, 2012 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management excluded from its assessment the internal control over financial reporting at Norit N.V. and its subsidiaries, which was acquired on July 31, 2012 and whose financial statements reflect total assets and revenues constituting 21% and 2%, respectively, of the consolidated financial statement amounts as of and for the year ended September 30, 2012. Based on this assessment, Cabot’s management concluded that Cabot’s internal control over financial reporting was effective as of September 30, 2012.

Cabot’s internal control over financial reporting as of September 30, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The other information required by this item will be included in our Proxy Statement for the 2013 Annual Meeting of Stockholders (“Proxy Statement”) and is herein incorporated by reference.

Item 11.	Executive Compensation

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners of our common stock, and information relating to the security ownership of our management required by this item will be included in our Proxy Statement and is incorporated herein by reference

The following table provides information as of September 30, 2012 about: (i) the number of shares of common stock that may be issued upon exercise of outstanding options and vesting of restricted stock units; (ii) the weighted-average exercise price of outstanding options; and (iii) the number of shares of common stock available for future issuance under our active plans: the 2009 Long-Term Incentive Plan and the Non-Employee Directors’ Stock Compensation Plan. All of our equity compensation plans have been approved by our stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding option, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity compensation plans approved by security holders	2,904,661	$24.17	4,179,765
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)

Includes (i) 1,578,641 shares issuable upon exercise of outstanding stock options, (ii) 567,479 shares issuable upon vesting of time-based restricted stock units, (iii) 472,038 shares issuable upon vesting of performance-based restricted stock units based upon the achievement of the annual financial performance metrics for the three years within the three-year performance period of the 2010 awards, the first two years within the three-year performance period of the 2011 awards, and the first year within the three-year performance period of the 2012 awards; and (iv) 286,503 shares issuable upon vesting of the performance-based stock units attributable to year three of the 2011 awards and years two and three of the 2012 awards, assuming Cabot performs at the maximum performance level in each of those years. If, instead, Cabot performs at the target level of performance in those years, a total of 191,002 shares would be issuable for year three of the 2011 awards and years two and three of the 2012 awards.

(2)	The weighted-average exercise price includes all outstanding stock options but does not include restricted stock units, which do not have an exercise price.
(3)

Of these shares, (i) 4,017,517 shares remain available for future issuance under our 2009 Long-Term Incentive Plan, and (ii) 162,248 remain available for future issuance under our Non-Employee Directors’ Stock Compensation Plan.

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

Exhibit Number	Description

3(a)	Restated Certificate of Incorporation of Cabot Corporation effective January 9, 2009 (incorporated herein by reference to Exhibit 3.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

3(b)	The By-laws of Cabot Corporation as amended September 9, 2011 (incorporated herein by reference to Exhibit 3(b) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2011, file reference 1-5667, filed with the SEC on November 29, 2011).

4(a)(i)	Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4 of Amendment No. 1 to Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-18883, filed with the SEC on December 10, 1987).

4(a)(ii)	First Supplemental Indenture, dated as of June 17, 1992, to the Indenture (incorporated herein by reference to Exhibit 4.3 of Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-48686, filed with the SEC on June 18, 1992).

4(a)(iii)	Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, file reference 1-5667, filed with the SEC on February 14, 1997).

4(a)(iv)	Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K, dated November 20, 1998, file reference 1-5667, filed with the SEC on November 20, 1998).

4(a)(v)	Indenture, dated as of September 21, 2009, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Registration Statement on Form S-3 ASR, Registration Statement No. 333-162021, filed with the SEC on September 21, 2009).

4(a)(vi)	First Supplemental Indenture, dated as of September 24, 2009, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K dated September 24, 2009, file reference 1-5667, filed with the SEC on September 24, 2009).

4(a)(vii)	Second Supplemental Indenture dated as of July 12, 2012 between Cabot Corporation, as issuer, and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto, supplementing the Indenture dated as of September 21, 2009 (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K dated July 9, 2012, file reference 1-5667, filed with the SEC on July 12, 2012).

Exhibit Number	Description

10(a)(i)	Credit Agreement, dated August 26, 2011, among Cabot Corporation, J.P. Morgan Chase Bank, N.A., J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Citibank, N.A., Bank of America, N.A., and Mizuho Corporate Bank, Ltd., and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, file reference 1-5667, filed with the SEC on May 7, 2012).

10(a)(ii)	Documentation dated July 13, 2012 relating to the increase in the aggregate commitments available pursuant to the Credit Agreement, dated August 26, 2011, among Cabot Corporation, J.P. Morgan Chase Bank, N.A., J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Citibank, N.A., Bank of America, N.A., and Mizuho Corporate Bank, Ltd. and the other lenders party thereto (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, file reference 1-5667, filed with the SEC on August 6, 2012).

10(b)(i)*	2009 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2012 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2012).

10(b)(ii)*	Non-Employee Directors’ Stock Compensation Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(b)(iii)*	Cabot Corporation Short-Term Incentive Compensation Plan (incorporated herein by reference to Appendix A of Cabot’s Proxy Statement on Schedule 14A relating to the 2011 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 28, 2011).

10(b)(iv)*	2006 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(c)	Note Purchase Agreement between John Hancock Mutual Life Insurance Company, State Street Bank and Trust Company, as trustee for the Cabot Corporation Employee Stock Ownership Plan, and Cabot Corporation, dated as of November 15, 1988 (incorporated by reference to Exhibit 10(c) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1988, file reference 1-5667, filed with the SEC on December 29, 1988).

10(d)(i)*	Cabot Corporation Amended and Restated Supplemental Cash Balance Plan dated December 31, 2008 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(d)(ii)*	Cabot Corporation Amended and Restated Supplemental Retirement Savings Plan dated December 31, 2008 (incorporated by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(d)(iii)*	Cabot Corporation Deferred Compensation Plan dated January 1, 1995 (incorporated herein by reference to Exhibit 10(e)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the SEC on December 29, 1995).

10(d)(iv)*	Amendment 1997-I to Cabot Corporation Deferred Compensation Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1997, file reference 1-5667, filed with the SEC on December 24, 1997).

Exhibit Number	Description

10(d)(v)*	Cabot Corporation Amended and Restated Deferred Compensation Plan dated July 13, 2007 (incorporated herein by reference to Exhibit 10(d)(viii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2007, file reference 1-5667, filed with the SEC on November 29, 2007).

10(d)(vi)*	Amendment No. 1 to Cabot Corporation Amended and Restated Deferred Compensation Plan dated November 9, 2007 (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).

10(d)(vii)*	Non-Employee Directors’ Stock Deferral Plan dated July 14, 2006 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, file reference 1-5667, filed with the SEC on August 9, 2006).

10(d)(viii)*	Amendment No. 1 to Cabot Corporation Non-Employee Directors’ Stock Deferral Plan dated November 9, 2007 (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).

10(d)(ix)*	Amendment No. 2 to Cabot Corporation Amended and Restated Deferred Compensation Plan dated December 31, 2008 (incorporated herein by reference to Exhibit 10.5 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(e)*†	Summary of Compensation for Non-Employee Directors.

10(f)	Asset Transfer Agreement, dated as of June 13, 1995, among Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation, Cabot Safety Holdings Corporation and Cabot Safety Acquisition Corporation (incorporated herein by reference to Exhibit 2(a) of Cabot Corporation’s Current Report on Form 8-K dated July 11, 1995, file reference 1-5667, filed with the SEC on July 26, 1995).

10(g)*	Cabot Corporation Amended and Restated Senior Management Severance Protection Plan, dated March 9, 2012 (incorporated herein by reference to Exhibit 10.5 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, file reference 1-5667, filed with the SEC on May 7, 2012).

10(h)	Fiscal Agency Agreement dated as of September 24, 2003 among Cabot Finance B.V., Cabot Corporation, and U.S. Bank Trust National Association (incorporated herein by reference to Exhibit 10(l) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).

10(i)	Amended and Restated Sale and Purchase Agreement dated August 24, 2011 by and among Cabot Corporation, GAM International Pty Ltd, Global Advanced Metals USA, Inc., and Global Advanced Metals Pty Ltd, (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, file reference 1-5667, filed with the SEC on May 7, 2012).

10(j)	Agreement for the Sale and Purchase of the Entire Issue Share Capital of Norit N.V., dated July 3, 2012, by and among N. Beta S.ar.l., Cabot Corporation and Norit N.V. (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, file reference 1-5667, filed with the SEC on August 6, 2012).

10(k)(i)*†	Form of Restricted Stock Unit Award Certificate under the Cabot Corporation 2009 Long-Term Incentive Plan.

Exhibit Number	Description

10(k)(ii)*†	Form of Non-Qualified Stock Option Award Certificate under the Cabot Corporation 2009 Long-Term Incentive Plan.

21†	Subsidiaries of Cabot Corporation.

23†	Consent of Deloitte & Touche LLP.

31(i)†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31(ii)†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Label Linkbase Document.

101.PRE†	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.
Attached as Exhibit 101 to the report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended September 30, 2012, 2011, 2010; (ii) the Consolidated Balance Sheets at September 30, 2012 and September 30, 2011; (iii) the Consolidated Statement of Cash Flows for the years ended September 30, 2012, 2011 and 2010; (iv) the Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the years ended September 30, 2012, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements, September 30, 2012.

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

Date: November 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ PATRICK M. PREVOST Patrick M. Prevost	Director, President and Chief Executive Officer	November 29, 2012

/S/ EDUARDO E. CORDEIRO Eduardo E. Cordeiro	Executive Vice President and Chief Financial Officer (principal financial officer)	November 29, 2012

/S/ JAMES P. KELLY James P. Kelly	Vice President and Controller (principal accounting officer)	November 29, 2012

/S/ JOHN F. O’BRIEN John F. O’Brien	Director, Non-Executive Chairman of the Board	November 29, 2012

/S/ JOHN S. CLARKESON John S. Clarkeson	Director	November 29, 2012

/S/ JUAN ENRIQUEZ-CABOT Juan Enriquez-Cabot	Director	November 29, 2012

/S/ GAUTAM S. KAJI Gautam S. Kaji	Director	November 29, 2012

/S/ WILLIAM C. KIRBY William C. Kirby	Director	November 29, 2012

/S/ RODERICK C.G. MACLEOD Roderick C.G. MacLeod	Director	November 29, 2012

/S/ HENRY F. MCCANCE Henry F. McCance	Director	November 29, 2012

/S/ JOHN K. MCGILLICUDDY John K. McGillicuddy	Director	November 29, 2012

Signatures	Title	Date

/S/ SUE H. RATAJ Sue H. Rataj	Director	November 29, 2012

/S/ RONALDO H. SCHMITZ Ronaldo H. Schmitz	Director	November 29, 2012

/S/ LYDIA W. THOMAS Lydia W. Thomas	Director	November 29, 2012

/S/ MARK S. WRIGHTON Mark S. Wrighton	Director	November 29, 2012

EXHIBIT INDEX

Exhibit Number	Description
3(a)	Restated Certificate of Incorporation of Cabot Corporation effective January 9, 2009 (incorporated herein by reference to Exhibit 3.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

3(b)	The By-laws of Cabot Corporation as amended September 9, 2011 (incorporated herein by reference to Exhibit 3(b) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2011, file reference 1-5667, filed with the SEC on November 29, 2011).

4(a)(i)	Indenture, dated as of December 1, 1987, between Cabot Corporation and The First National Bank of Boston, Trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4 of Amendment No. 1 to Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-18883, filed with the SEC on December 10, 1987).

4(a)(ii)	First Supplemental Indenture, dated as of June 17, 1992, to the Indenture (incorporated herein by reference to Exhibit 4.3 of Cabot’s Registration Statement on Form S-3, Registration Statement No. 33-48686, filed with the SEC on June 18, 1992).

4(a)(iii)	Second Supplemental Indenture, dated as of January 31, 1997, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, file reference 1-5667, filed with the SEC on February 14, 1997).

4(a)(iv)	Third Supplemental Indenture, dated as of November 20, 1998, between Cabot Corporation and State Street Bank and Trust Company, Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K, dated November 20, 1998, file reference 1-5667, filed with the SEC on November 20, 1998).

4(a)(v)	Indenture, dated as of September 21, 2009, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Registration Statement on Form S-3 ASR, Registration Statement No. 333-162021, filed with the SEC on September 21, 2009).

4(a)(vi)	First Supplemental Indenture, dated as of September 24, 2009, between Cabot Corporation and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K dated September 24, 2009, file reference 1-5667, filed with the SEC on September 24, 2009).

4(a)(vii)	Second Supplemental Indenture dated as of July 12, 2012 between Cabot Corporation, as issuer, and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto, supplementing the Indenture dated as of September 21, 2009 (incorporated herein by reference to Exhibit 4.1 of Cabot’s Current Report on Form 8-K dated July 9, 2012, file reference 1-5667, filed with the SEC on July 12, 2012).

10(a)(i)	Credit Agreement, dated August 26, 2011, among Cabot Corporation, J.P. Morgan Chase Bank, N.A., J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Citibank, N.A., Bank of America, N.A., and Mizuho Corporate Bank, Ltd., and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, file reference 1-5667, filed with the SEC on May 7, 2012).

10(a)(ii)	Documentation dated July 13, 2012 relating to the increase in the aggregate commitments available pursuant to the Credit Agreement, dated August 26, 2011, among Cabot Corporation, J.P. Morgan Chase Bank, N.A., J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Citibank, N.A., Bank of America, N.A., and Mizuho Corporate Bank, Ltd. and the other lenders party thereto (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, file reference 1-5667, filed with the SEC on August 6, 2012).

Exhibit Number	Description
10(b)(i)*	2009 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2012 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2012).

10(b)(ii)*	Non-Employee Directors’ Stock Compensation Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(b)(iii)*	Cabot Corporation Short-Term Incentive Compensation Plan (incorporated herein by reference to Appendix A of Cabot’s Proxy Statement on Schedule 14A relating to the 2011 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 28, 2011).

10(b)(iv)*	2006 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of Cabot’s Proxy Statement on Schedule 14A relating to the 2006 Annual Meeting of Stockholders, file reference 1-5667, filed with the SEC on January 30, 2006).

10(c)	Note Purchase Agreement between John Hancock Mutual Life Insurance Company, State Street Bank and Trust Company, as trustee for the Cabot Corporation Employee Stock Ownership Plan, and Cabot Corporation, dated as of November 15, 1988 (incorporated by reference to Exhibit 10(c) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1988, file reference 1-5667, filed with the SEC on December 29, 1988).

10(d)(i)*	Cabot Corporation Amended and Restated Supplemental Cash Balance Plan dated December 31, 2008 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(d)(ii)*	Cabot Corporation Amended and Restated Supplemental Retirement Savings Plan dated December 31, 2008 (incorporated by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(d)(iii)*	Cabot Corporation Deferred Compensation Plan dated January 1, 1995 (incorporated herein by reference to Exhibit 10(e)(v) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1995, file reference 1-5667, filed with the SEC on December 29, 1995).

10(d)(iv)*	Amendment 1997-I to Cabot Corporation Deferred Compensation Plan dated June 30, 1997 (incorporated herein by reference to Exhibit 10(d)(vi) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 1997, file reference 1-5667, filed with the SEC on December 24, 1997).

10(d)(v)*	Cabot Corporation Amended and Restated Deferred Compensation Plan dated July 13, 2007 (incorporated herein by reference to Exhibit 10(d)(viii) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2007, file reference 1-5667, filed with the SEC on November 29, 2007).

10(d)(vi)*	Amendment No. 1 to Cabot Corporation Amended and Restated Deferred Compensation Plan dated November 9, 2007 (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).

10(d)(vii)*	Non-Employee Directors’ Stock Deferral Plan dated July 14, 2006 (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, file reference 1-5667, filed with the SEC on August 9, 2006).

Exhibit Number	Description
10(d)(viii)*	Amendment No. 1 to Cabot Corporation Non-Employee Directors’ Stock Deferral Plan dated November 9, 2007 (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, file reference 1-5667, filed with the SEC on February 11, 2008).

10(d)(ix)*	Amendment No. 2 to Cabot Corporation Amended and Restated Deferred Compensation Plan dated December 31, 2008 (incorporated herein by reference to Exhibit 10.5 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, file reference 1-5667, filed with the SEC on February 9, 2009).

10(e)*†	Summary of Compensation for Non-Employee Directors.

10(f)	Asset Transfer Agreement, dated as of June 13, 1995, among Cabot Safety Corporation, Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation, Cabot Safety Holdings Corporation and Cabot Safety Acquisition Corporation (incorporated herein by reference to Exhibit 2(a) of Cabot Corporation’s Current Report on Form 8-K dated July 11, 1995, file reference 1-5667, filed with the SEC on July 26, 1995).

10(g)*	Cabot Corporation Amended and Restated Senior Management Severance Protection Plan, dated March 9, 2012 (incorporated herein by reference to Exhibit 10.5 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, file reference 1-5667, filed with the SEC on May 7, 2012).

10(h)	Fiscal Agency Agreement dated as of September 24, 2003 among Cabot Finance B.V., Cabot Corporation, and U.S. Bank Trust National Association (incorporated herein by reference to Exhibit 10(l) of Cabot’s Annual Report on Form 10-K for the year ended September 30, 2003, file reference 1-5667, filed with the SEC on December 23, 2003).

10(i)	Amended and Restated Sale and Purchase Agreement dated August 24, 2011 by and among Cabot Corporation, GAM International Pty Ltd, Global Advanced Metals USA, Inc., and Global Advanced Metals Pty Ltd, (incorporated herein by reference to Exhibit 10.2 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, file reference 1-5667, filed with the SEC on May 7, 2012).

10(j)	Agreement for the Sale and Purchase of the Entire Issue Share Capital of Norit N.V., dated July 3, 2012, by and among N. Beta S.ar.l., Cabot Corporation and Norit N.V. (incorporated herein by reference to Exhibit 10.1 of Cabot’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, file reference 1-5667, filed with the SEC on August 6, 2012).

10(k)(i)*†	Form of Restricted Stock Unit Award Certificate under the Cabot Corporation 2009 Long-Term Incentive Plan.

10(k)(ii)*†	Form of Non-Qualified Stock Option Award Certificate under the Cabot Corporation 2009 Long-Term Incentive Plan.

21†	Subsidiaries of Cabot Corporation.

23†	Consent of Deloitte & Touche LLP.

31(i)†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31(ii)†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit Number	Description
32††	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Label Linkbase Document.

101.PRE†	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.
Attached as Exhibit 101 to the report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended September 30, 2012, 2011, 2010; (ii) the Consolidated Balance Sheets at September 30, 2012 and September 30, 2011; (iii) the Consolidated Statement of Cash Flows for the years ended September 30, 2012, 2011 and 2010; (iv) the Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the years ended September 30, 2012, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements, September 30, 2012.

(c)	Schedules. The Schedules have been omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.