Form 10-Q
period 2012-12-31
CABOT CORP
filed 2013-02-08
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

As of February 4, 2013 the Company had 63,775,878 shares of Common Stock, par value $1.00 per share, outstanding.

CABOT CORPORATION INDEX

Part I.    Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended December 31
	2012	2011
	(In millions, except per share amounts)
Net sales and other operating revenues	$820	$762
Cost of sales	673	619

Gross profit	147	143
Selling and administrative expenses	73	65
Research and technical expenses	19	17

Income from operations	55	61
Interest and dividend income	1	1
Interest expense	(16)	(10)
Other income	1	3

Income from continuing operations before income taxes and equity in earnings of affiliated companies	41	55
Provision for income taxes	(19)	(16)
Equity in earnings of affiliated companies	3	1

Income from continuing operations	25	40
(Loss) income from discontinued operations, net of tax	(1)	11

Net income	24	51
Net income attributable to noncontrolling interests	4	5

Net income attributable to Cabot Corporation	$20	$46

Weighted-average common shares outstanding, in millions:
Basic	63.5	63.5

Diluted	64.1	64.2

Income per common share:
Basic:
Income from continuing operations attributable to Cabot Corporation	$0.33	$0.55
(Loss) income from discontinued operations	(0.02)	0.17

Net income attributable to Cabot Corporation	$0.31	$0.72

Diluted:
Income from continuing operations attributable to Cabot Corporation	$0.33	$0.55
(Loss) income from discontinued operations	(0.02)	0.16

Net income attributable to Cabot Corporation	$0.31	$0.71

Dividends per common share	$0.20	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three months ended
	December 31, 2012	December 31, 2011
	(In millions)
Net income	$24	$51
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	14	(15)
Adjustments to pension and other postretirement benefit plans	1	(1)
Net change in unrealized gain on investments	1	—

Other comprehensive income (loss)	16	(16)

Comprehensive income	40	35
Net income attributable to noncontrolling interests	4	5
Noncontrolling interests foreign currency translation adjustment	1	(2)

Comprehensive income attributable to noncontrolling interests	5	3

Comprehensive income attributable to Cabot Corporation	$35	$32

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	December 31,	September 30,
	2012	2012
	(In millions)
Current assets:
Cash and cash equivalents	$91	$120
Accounts and notes receivable, net of reserve for doubtful accounts of $5 and $5	619	687
Inventories:
Raw materials	143	131
Work in process	5	5
Finished goods	393	351
Other	46	46

Total inventories	587	533
Prepaid expenses and other current assets	82	71
Deferred income taxes	36	32

Total current assets	1,415	1,443

Property, plant and equipment, net	1,566	1,552
Goodwill	494	480
Equity affiliates	116	115
Intangible assets, net of accumulated amortization of $9 and $6	318	330
Assets held for rent	48	46
Notes receivable from sale of business	225	242
Deferred income taxes	98	94
Other assets	96	97

Total assets	$4,376	$4,399

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	December 31,	September 30,
	2012	2012
	(In millions, except share
	and per share amounts)
Current liabilities:
Notes payable to banks	$72	$62
Accounts payable and accrued liabilities	504	606
Income taxes payable	27	59
Deferred income taxes	6	7
Current portion of long-term debt	188	185

Total current liabilities	797	919

Long-term debt	1,241	1,172
Deferred income taxes	54	55
Other liabilities	315	314
Commitments and contingencies (Note H)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Issued and Outstanding : None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 63,740,510 and 63,600,928 shares
Outstanding: 63,994,075 and 63,347,362 shares	64	64
Less cost of 253,565 and 253,565 shares of common treasury stock	(8)	(8)
Additional paid-in capital	22	20
Retained earnings	1,660	1,653
Deferred employee benefits	(7)	(8)
Accumulated other comprehensive income	107	92

Total Cabot Corporation stockholders’ equity	1,838	1,813
Noncontrolling interests	131	126

Total stockholders’ equity	1,969	1,939

Total liabilities and stockholders’ equity	$4,376	$4,399

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended
	December 31
	2012	2011
	(In millions)
Cash Flows from Operating Activities:
Net income	$24	$51
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	49	36
Deferred tax provision	5	7
Equity in earnings of affiliated companies	(3)	(1)
Non-cash compensation	3	5
Changes in assets and liabilities:
Accounts and notes receivable	62	(12)
Inventories	(55)	(46)
Prepaid expenses and other current assets	(11)	9
Accounts payable and accrued liabilities	(91)	(32)
Income taxes payable	(33)	(3)
Other liabilities	(2)	6
Cash dividends received from equity affiliates	3	1
Other	(2)	(1)

Cash (used in) provided by operating activities	(51)	20

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(62)	(61)
Increase in assets held for rent	(2)	(4)
Receipts from notes receivable from sale of business	19	—

Cash used in investing activities	(45)	(65)

Cash Flows from Financing Activities:
Borrowings under financing arrangements	1	19
Repayments under financing arrangements	(6)	(3)
Proceeds from long-term debt, net of issuance costs	81	1
Repayments of long-term debt	(8)	(10)
Increase (decrease) in notes payable to banks, net	14	(19)
Proceeds from cash contributions received from noncontrolling stockholders	—	4
Purchases of common stock	(6)	(30)
Proceeds from sales of common stock	4	1
Cash dividends paid to common stockholders	(13)	(12)
Proceeds from restricted stock loan payments	—	1

Cash provided by (used in) financing activities	67	(48)

Effect of exchange rate changes on cash	—	(5)

Decrease in cash and cash equivalents	(29)	(98)
Cash and cash equivalents at beginning of period	120	286

Cash and cash equivalents at end of period	$91	$188

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to Cabot’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (“2012 10-K”).

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended December 31, 2012 and 2011. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

On January 20, 2012, the Company completed the sale of its Supermetals Business and the results of its operations for all periods presented are reflected as discontinued operations in the Consolidated Statements of Operations. Unless otherwise indicated, all disclosures and amounts in the Notes to Consolidated Financial Statements relate to the Company’s continuing operations.

On July 31, 2012, the Company completed the acquisition of Norit N.V. (“Norit”). The financial position, results of operations and cash flows of Norit are included in the Consolidated Financial Statements from the date of acquisition.

B. Significant Accounting Policies

Revenue Recognition and Accounts Receivable

Cabot recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Cabot generally is able to ensure that products meet customer specifications prior to shipment. If the Company is unable to determine that the product has met the specified objective criteria prior to shipment or if title has not transferred because of sales terms, the revenue is considered “unearned” and is deferred until the revenue recognition criteria are met.

Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price.

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments:

	Three months ended
	December 31
	2012	2011
Reinforcement Materials	59%	67%
Performance Materials	24%	28%
Advanced Technologies	5%	5%
Purification Solutions	12%	N/A

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

UNAUDITED

Revenue in Advanced Technologies, excluding the Specialty Fluids Business, is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Depending on the nature of the contract with the customer, a portion of the segment’s revenue may be recognized using proportional performance. Revenue associated with an Elastomer Composites agreement is accounted for as a multiple element arrangement and recognized ratably over the term of the agreement limited by the cumulative amounts that become due under the terms of the contract. The agreement stipulates certain milestone payments to be received by Cabot upon the achievement of multiple development and technical milestones, as well as quarterly royalty payments through fiscal year 2022.

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

Cabot maintains allowances for doubtful accounts based on an assessment of the collectability of specific customer accounts, the aging of accounts receivable and other economic information on both a historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the first three months of fiscal 2013 and 2012 were immaterial. There is no off-balance sheet credit exposure related to customer receivable balances.

Intangible Assets and Goodwill

The Company records tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting. Amounts paid for an acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment annually, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. The annual review is performed as of May 31.

The Company uses assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets requires the use of significant judgment with regard to (i) assumptions used in the valuation model; and (ii) determination of the intangible assets’ useful lives. The Company estimates the fair value of identifiable acquisition-related intangible assets principally based on projections of cash flows that will arise from these assets. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. The Company reviews definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset. The Company evaluates indefinite-lived intangible assets for impairment annually or when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount. The annual review is performed as of May 31. Cabot’s intangible assets are primarily comprised of trademarks, customer relationships, patented and unpatented technology and other intellectual property. Finite lived intangible assets are amortized over their estimated useful lives.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

UNAUDITED

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

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $50 million and $52 million higher as of December 31, 2012 and September 30, 2012, respectively. The cost of Specialty Fluids inventories is determined using the average cost method. The cost of other U.S. and non-U.S. inventories is determined using the FIFO method.

Cabot reviews inventory for both potential obsolescence and potential declines in anticipated selling prices. In this review, the Company makes assumptions about the future demand for and market value of the inventory, and based on these assumptions estimates the amount of any obsolete, unmarketable, slow moving or overvalued inventory. Cabot writes down the value of these inventories by an amount equal to the difference between the cost of the inventory and its estimated market value. There were no significant write-downs in either the three months ended December 31, 2012 or 2011.

Recent accounting pronouncements

In the first quarter of fiscal 2013, the Company adopted guidance that resulted in the addition of separate, but consecutive, statements of comprehensive income.

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

The allocation of the purchase price was based on preliminary estimates of the fair value of assets acquired and liabilities assumed as of July 31, 2012, as the Company is continuing to obtain information to complete its valuation of these accounts and the associated tax accounting. During the first quarter of fiscal year 2013, we recorded certain measurement period adjustments which are presented in the table below. The measurement period adjustments and the related tax impact were immaterial to the consolidated financial statements. Accordingly, the effects have not been retrospectively applied. The following table presents the components and preliminary allocation of the purchase price, including the measurement period adjustments:

	At Acquisition Date (As reported at September 30, 2012)	Measurement Period Adjustments	At Acquisition Date (As adjusted and reported at December 31, 2012)
		(Dollars in millions)
Current assets	$207	$—	$207
Property, plant and equipment	385	(6)	379
Other non-current assets	72	2	74
Intangible assets	325	(9)	316
Goodwill	432	11	443
Current liabilities	(98)	—	(98)
Deferred non-current tax liabilities	(176)	2	(174)
Other non-current liabilities	(34)	—	(34)

Total purchase price	$1,113	$—	$1,113

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

UNAUDITED

As part of the purchase price allocation, the Company determined that the separately identifiable intangible assets were customer relationships, developed technology, and trademarks in the amounts of $110 million, $149 million, and $57 million, respectively. Customer relationships and developed technology are being amortized over a weighted average period of 18 years and 20 years, respectively. Trademarks are considered to have an indefinite life and will be tested for impairment annually or when events or changes in the business environment indicate that the carrying value of the intangible assets may exceed their fair value.

The determination of the fair value of intangible assets acquired required the use of significant judgment with regard to (i) assumptions used in the valuation model; and (ii) determination of the intangible assets’ useful lives. The Company estimated the fair value of identifiable acquisition-related intangible assets principally based on projections of cash flows that will arise from these assets. The projected cash flows are discounted to determine the fair value of the assets at the date of acquisition.

The fair value of the assets acquired includes trade receivables of $46 million. The Company did not acquire any other class of receivable as a result of the acquisition of Norit.

The excess of the purchase price over the fair value of the tangible net assets and intangible assets acquired was recorded as goodwill. The goodwill recognized is attributable to the expected growth and operating synergies that the Company expects to realize from this acquisition. Goodwill from the acquisition will not be deductible for tax purposes.

The following table provides pro forma net sales and earnings for the first quarter of fiscal year 2012, as if Norit had been acquired on October 1, 2011. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense on assets acquired from Norit resulting from recording the fair value of assets acquired, the impact of acquisition financing with the related tax effects, and certain reclassifications to conform with the current year’s presentation. The pro forma adjustments also include non-recurring adjustments in pro forma earnings of $13 million in the first fiscal quarter of 2012 related to the step-up of inventory values at the acquisition date. The pro forma results do not include any synergies or other effects of the planned integration of Norit. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on October 1, 2011, nor are they indicative of the future operating results of the combined company.

Three months ended December 31, 2011 (unaudited)
(Dollars in millions)
Net sales	$846
Income from continuing operations	37
Income from continuing operations per common share:
Basic	$0.58
Diluted	$0.57

D. Discontinued Operations

In January 2012, the Company sold its Supermetals Business to Global Advanced Metals Pty Ltd., an Australian company (“GAM”), for $452 million, including cash consideration of $175 million received on the closing date and notes receivable (“GAM Notes”) totaling $277 million payable at various dates through March 2014. In addition, the Company is entitled to receive quarterly cash payments in each calendar quarter that the GAM Notes are outstanding in an amount equal to 50% of cumulative year to date adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) of the sold business for the relevant calendar quarter, of which a minimum payment of $11.5 million is guaranteed in the first year after the sale regardless of the Adjusted EBITDA generated and is included in the $277 million total of GAM Notes. The carrying value of the GAM Notes at December 31, 2012 is $234 million, of which $9 million is included in Prepaid expenses and other current assets on the Consolidated Balance Sheet as of December 31, 2012 and $225 million is presented as Notes receivable from sale of business.

The after-tax loss from discontinued operations of $1 million for the three months ended December 31, 2012 primarily relates to the settlement of pension liabilities of the disposed business. The operating results of the Supermetals Business prior to the sale are reported within Income from discontinued operations, net of tax, in the Consolidated Statements of Operations and have been excluded from segment results presented in Note O.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

UNAUDITED

The following table summarizes the results from discontinued operations during the three months ended December 31, 2012 and 2011:

	Three Months Ended
	December 31
	2012	2011
	(Dollars in millions)
Net sales and other operating revenues	$—	$38

Income from operations before income taxes	—	18
Provision for income taxes on operations	—	(7)

Income from operations, net of tax	—	11

Loss on sale of discontinued operations	(2)	—
Benefit from income taxes on loss on sale	1	—

Loss on sale of discontinued operations, net of tax	(1)	—

(Loss) income from discontinued operations, net of tax	$(1)	$11

In connection with the sale of the Supermetals Business, the Company and GAM entered into a tantalum ore supply agreement under which the Company will sell to GAM all of the tantalum ore mined at the Company’s mine in Manitoba, Canada, subject to a maximum amount, for a three-year period commencing in calendar year 2013. The future continuing cash flows to Cabot resulting from this agreement are not significant and do not constitute a material continuing financial interest in the Supermetals Business. Revenues, costs and expenses that will arise from the agreement will be included in continuing operations of the Specialty Fluids Business.

E. Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended December 31
	2012		2011		2012		2011
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$1	$2	$1	$1	$—	$—	$—	$—
Interest cost	2	4	2	3	1	—	1	—
Expected return on plan assets	(3)	(5)	(2)	(3)	—	—	—	—
service credit	—	—	—	—	(1)	—	(1)	—
Amortization of actuarial loss	1	1	—	1	—	—	—	—

Net periodic benefit cost	$1	$2	$1	$2	$—	$—	$—	$—

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

UNAUDITED

F. Goodwill and Other Intangible Assets

Cabot had goodwill balances of $494 million and $480 million at December 31, 2012 and September 30, 2012, respectively. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the period ended December 31, 2012 are as follows:

	Reinforcement Materials	Performance Materials	Advanced Technologies	Purification Solutions	Total
	(Dollars in millions)
Balance at September 30, 2012	$28	$11	$2	$439	$480
Measurement period adjustments(1)	—	—	—	11	11
Foreign currency translation adjustment	(1)	(1)	—	5	3

Balance at December 31, 2012	$27	$10	$2	$455	$494

(1)	Refer to Note C for further details related to the measurement period adjustments.

Goodwill impairment tests are performed at least annually. The Company performed its most recent annual impairment assessment as of May 31, 2012 and determined there was no impairment.

The following table provides information regarding the Company’s intangible assets:

	December 31, 2012			September 30, 2012
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(Dollars in millions)
Intangible assets with finite lives
Developed technology	$152	$(3)	$149	$151	$(2)	$149
Customer relationships(1)	112	(3)	109	121	(1)	120
Other intangible assets	6	(3)	3	6	(3)	3

Total intangible assets, finite lives	$270	$(9)	$261	$278	$(6)	$272
Trademarks, indefinite lives	57	—	57	58	—	58

Total intangible assets	$327	$(9)	$318	$336	$(6)	$330

(1)	Refer to Note C for further details related to the measurement period adjustments to intangible assets.

Intangible assets with finite lives are amortized over their estimated useful lives, which range from six to twenty years, with a weighted average amortization period of 19 years. See Note C for weighted average lives of intangible assets acquired in connection with the acquisition of Norit. Amortization expense for the three months ended December 31, 2012 and 2011 was $3 million and less than $1 million, respectively, and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $14 million each year for the next five fiscal years.

G. Stockholders’ Equity

In fiscal 2007, the Board of Directors authorized Cabot to repurchase up to ten million shares of Cabot’s common stock in the open market or in privately negotiated transactions. This authorization does not have a set expiration date. There were no shares repurchased during first quarter of fiscal 2013. During the first quarter of fiscal 2012, Cabot repurchased 934,265 shares of its common stock under this authorization for an aggregate purchase price of $30 million. As of December 31, 2012, approximately 1.6 million shares remain available for repurchase under the current authorization.

During the first quarter of fiscal 2013 and 2012, Cabot paid cash dividends of $0.20 and $0.18 per share of common stock for the total of $13 million and $12 million, respectively.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

UNAUDITED

Noncontrolling interests

The following table illustrates the noncontrolling interests activity for the periods presented:

	2012	2011
	(Dollars in millions)
Balance at September 30	$126	$129
Net income attributable to noncontrolling interests, net of tax	4	5
Noncontrolling interests foreign currency translation adjustment	1	(2)
Contribution from noncontrolling interests	—	4

Balance at December 31	$131	$136

H. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at December 31, 2012.

	Payments Due by Fiscal Year
	Remainder of fiscal 2013	2014	2015	2016	2017	Thereafter	Total
	(Dollars in millions)
Reinforcement Materials	$240	$253	$253	$193	$169	$2,590	$3,698
Performance Materials	29	33	33	32	29	251	407
Advanced Technologies	1	3	1	—	—	—	5
Purification Solutions	17	13	9	8	8	23	78

Total	$287	$302	$296	$233	$206	$2,864	$4,188

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

Environmental Matters

As of December 31, 2012 and September 30, 2012, Cabot had $6 million and $7 million, respectively, on a discounted basis ($7 million on an undiscounted basis at both December 31, 2012 and September 30, 2012), reserved for environmental matters primarily related to divested businesses. These amounts represent Cabot’s best estimates of its share of costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cabot reviews the adequacy of this reserve as circumstances change at individual sites. Cash payments related to these environmental matters were less than $1 million in the first three months of both fiscal 2013 and 2012.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

UNAUDITED

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

As of both December 31, 2012 and September 30, 2012, there were approximately 42,000 claimants in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. At both December 31, 2012 and September 30, 2012, the reserve was $13 million on a discounted basis ($17 million on an undiscounted basis at both December 31, 2012 and September 30, 2012). The reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2062. Cash payments related to this liability were less than $1 million in the first three months of both fiscal 2013 and 2012.

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

I. Income Tax Uncertainties

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2012 tax years remain subject to examination by the IRS and various tax years from 2004 through 2012 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2001 through 2012 remain subject to examination by their respective tax authorities. Cabot’s significant non-U.S. jurisdictions include Argentina, Canada, China, France, Germany, Italy, Japan, the Netherlands, and the United Kingdom.

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

During the three months ended December 31, 2012, there were no material changes in the amount of unrecognized tax benefits.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

UNAUDITED

J. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Three Months Ended December 31
	2012	2011
	(Dollars and shares in millions, except per share amounts)
Basic EPS:
Net income attributable to Cabot Corporation	$20	$46
Less: Dividends and dividend equivalents to participating securities	—	—
Less: Undistributed earnings allocated to participating securities(1)	—	—

Earnings allocated to common shareholders (numerator)	$20	$46

Weighted average common shares and participating securities outstanding	64.1	64.1
Less: Participating securities(1)	0.6	0.6

Adjusted weighted average common shares (denominator)	63.5	63.5

Amounts per share - basic:
Income from continuing operations attributable to Cabot Corporation	$0.33	$0.55
(Loss) Income from discontinued operations	(0.02)	0.17

Net income attributable to Cabot Corporation	$0.31	$0.72

Diluted EPS:
Earnings allocated to common shareholders	$20	$46
Plus: Earnings allocated to participating securities	—	—
Less: Adjusted earnings allocated to participating securities(2)	—	—

Earnings allocated to common shareholders (numerator)	$20	$46

Adjusted weighted average common shares outstanding	63.5	63.5
Effect of dilutive securities:
Common shares issuable(3)	0.6	0.7

Adjusted weighted average common shares (denominator)	64.1	64.2

Amounts per share - diluted:
Income from continuing operations attributable to Cabot Corporation	$0.33	$0.55
(Loss) Income from discontinued operations	(0.02)	0.16

Net income attributable to Cabot Corporation	$0.31	$0.71

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended December 31
	2012	2011
	(Dollars in millions)
Calculation of undistributed earnings:
Net income attributable to Cabot Corporation	$20	$46
Less: Dividends declared on common stock	13	12
Less: Dividends declared on participating securities	—	—

Undistributed earnings	$7	$34

Allocation of undistributed earnings:
Undistributed earnings allocated to common shareholders	$7	$34
Undistributed earnings allocated to participating shareholders	—	—

Undistributed earnings	$7	$34

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.

(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Supplemental Retirement Savings Plan; and (iii) assumed issuance of shares under outstanding performance-based stock unit awards issued under Cabot’s equity incentive plans. For the three months ended December 31, 2012 and 2011, 421,967 and 644,000 incremental shares of common stock, respectively, were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

UNAUDITED

K. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations as follows:

	Three Months Ended December 31
	2012	2011
	(Dollars in millions)
Cost of sales	$3	$2
Selling and administrative expenses	2	1
Research and technical expenses	1	—

Total	$6	$3

Details of these restructuring activities and the related reserves during the three months ended December 31, 2012 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at September 30, 2012	$2	$1	$—	$2	$5
Charges	4	—	1	1	6
Costs charged against assets/liabilities	(1)	1	(1)	(1)	(2)
Cash paid	(2)	—	—	—	(2)

Reserve at December 31, 2012	$3	$2	$—	$2	$7

Closure of Hong Kong, China Manufacturing Facility

In March 2012, the Company ceased manufacturing operations at its specialty compounds plant in Hong Kong and moved these operations primarily to its facility in Tianjin, China, which impacted 64 employees.

The Company expects the closure plan will result in a total pre-tax charge to earnings of approximately $10 million, not including the potential gain on sale of land. Through December 31, 2012 the Company has charged approximately $7 million to earnings for this restructuring, comprised mainly of accelerated depreciation and severance charges.

Cumulative net cash outlays related to this plan are expected to be approximately $4 million comprised primarily of $2 million for post-close activities, $1 million for severance and $1 million for site clearing and demolition costs. These amounts exclude any potential cash to be received on the sale of land. Through December 31, 2012, Cabot has made cash payments of less than $1 million. The Company expects to make net cash payments of $3 million during the remainder of fiscal 2013 and less than $1 million thereafter.

As of December 31, 2012, Cabot has $1 million of accrued restructuring costs in the Consolidated Balance Sheet related to this site closure for accrued severance charges.

Closure of Thane, India Manufacturing Facility

In fiscal 2010, Cabot ceased manufacturing operations at its carbon black manufacturing facility in Thane, India, which affected approximately 120 employees. The Company continues to maintain a presence in India through its fumed metal oxides manufacturing joint venture and continuing commercial operations in carbon black and other products.

The Company has incurred a total pre-tax charge of approximately $25 million and does not expect to incur significant additional costs related to this plan. These costs are comprised of $7 million for severance and employee benefits, $12 million for accelerated depreciation and asset impairments, $3 million for demolition and site clearing costs and $3 million for other post-closing costs. These amounts exclude any potential gain that may be recognized on the sale of land and certain other manufacturing related assets.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

UNAUDITED

Through December 31, 2012, Cabot has made net cash payments of $9 million associated with this restructuring plan including $6 million of severance and employee benefits, $3 million for demolition and site clearing costs, $3 million of post-closing and other costs, partially offset by proceeds of $3 million from asset sales. The Company expects to make additional severance cash payments of less than $1 million in the remainder of fiscal 2013.

As of December 31, 2012, Cabot has less than $1 million of accrued severance costs in the Consolidated Balance Sheet related to this site closure.

2009 Global Restructuring

In fiscal 2009, Cabot initiated its 2009 Global Restructuring Plan. Under this plan, the Company closed three manufacturing sites and implemented operating cost and workforce reductions across a variety of its other operations. In fiscal 2010, the Company consolidated several of its European administrative offices in a new European headquarters office in Switzerland.

The Company has recorded a cumulative pre-tax charge of $124 million related to this plan. The total amounts the Company has recorded for each major type of cost associated with the restructuring plan are: (i) severance and employee benefits of $55 million for approximately 400 employees, (ii) accelerated depreciation and impairment of facility assets of $45 million, net of gains associated with the sale of certain assets, (iii) demolition and site clearing costs of $7 million, and (iv) other post-closing costs of $17 million.

Net cash outlays related to these actions are expected to be approximately $75 million. Through December 31, 2012, Cabot has made net cash payments of $71 million. During the remainder of fiscal 2013 and thereafter, the Company expects to make net payments totaling $4 million, not including potential proceeds from the sale of a former manufacturing site.

As of December 31, 2012, Cabot has $4 million of restructuring costs in accrued expenses in the Consolidated Balance Sheet related to this plan for accrued environmental remediation and other costs.

Other Activities

Through December 31, 2012, the Company has recorded pre-tax charges of $10 million for severance-related activity at other locations. Cabot has recorded approximately $4 million and less than $1 million during the first three months of fiscal 2013 and 2012, respectively, related to these actions. Through December 31, 2012 Cabot has made cash payments of $7 million related to these activities and expects to pay $2 million in the remainder of fiscal 2013, $1 million in fiscal 2014 and less than $1 million thereafter for severance and other post close operating costs at the impacted locations. As of December 31, 2012, Cabot has $2 million of accrued severance costs in the Consolidated Balance Sheet related to these activities.

L. Financial Instruments and Fair Value Measurements

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2, or transfers into or out of Level 3, during the first three months of either fiscal 2013 or 2012.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

UNAUDITED

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and September 30, 2012. The derivatives presented in the table below are presented by derivative type, net of the legal right to offset derivative settlements by each counterparty:

	December 31, 2012	September 30, 2012
	Level 2 Inputs	Level 2 Inputs
	(Dollars in millions)
Assets at fair value:
Guaranteed investment contract(1)	$14	$14
Derivatives relating to foreign currency(2)	3	—
Derivatives relating to interest rates(2)	1	2

Total assets at fair value	$18	$16

Liabilities at fair value:
Derivatives relating to foreign currency(2)	$32	$28
Hedged long-term debt(3)	36	36

Total liabilities at fair value	$68	$64

(1)	Included in “Other assets” in the Consolidated Balance Sheets.
(2)	Included in “Prepaid expenses and other current assets” or “Accounts payable and accrued liabilities” in the Consolidated Balance Sheets.
(3)	Included in “Current portion of long-term debt” in the Consolidated Balance Sheets.

At December 31, 2012 and September 30, 2012, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable to banks approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt were $1.1 billion and $1.2 billion, respectively, at both December 31, 2012 and September 30, 2012. The fair value of Cabot’s fixed rate long-term debt and capital lease obligations are estimated based on comparable quoted market prices at the respective period ends. The carrying amount of Cabot’s floating rate long-term debt and capital lease obligations approximates its fair value. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

The GAM Notes are classified as Level 3 instruments within the fair value hierarchy because they are valued using a valuation model with significant unobservable inputs. The carrying value and fair value of the GAM Notes were $234 million and $233 million, respectively, at December 31, 2012 and the carrying value and fair value were both $252 million at September 30, 2012. The valuation used is the discounted cash flow model and the significant inputs are the discount rate, Adjusted EBITDA forecast, and timing of expected cash flows from GAM.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

UNAUDITED

M. Derivatives

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

By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot’s credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. The Company minimizes counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. As of December 31, 2012, the counterparties with which the Company has executed derivatives carried a Standard and Poor’s credit rating between A and AA-, inclusive. Cabot’s exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed at December 31, 2012 or September 30, 2012.

Interest Rate Risk Management

Cabot’s objective is to maintain a certain fixed-to-variable interest rate mix on the Company’s debt obligations. Cabot enters into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. The following table provides details of the derivatives held as of December 31, 2012 and September 30, 2012 to manage interest rate risk.

Description	Borrowing	Notional Amount		Hedge Designation
		December 31, 2012	September 30, 2012
Interest Rate Swap—Fixed to Variable	Eurobond (20% of $175 million)	USD 35 million	USD 35 million	Fair Value

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

UNAUDITED

In certain situations where the Company has forecasted purchases under a long-term commitment or forecasted sales denominated in a foreign currency, Cabot may enter into appropriate financial instruments in accordance with the Company’s risk management policy to hedge future cash flow exposures. The following table provides details of the derivatives held as of December 31, 2012 and September 30, 2012 to manage foreign currency risk:

Notional Amount
Description	Borrowing	December 31, 2012	September 30, 2012	Hedge Designation

Cross Currency Swap	Eurobond (80% of $175 million)	USD 140 million swapped to EUR 124 million	USD 140 million swapped to EUR 124 million	No designation

Cross Currency Swap	Eurobond (20% of $175 million)	USD 35 million swapped to EUR 31 million	USD 35 million swapped to EUR 31 million	No designation

Forward Foreign Currency Contracts (1)	N/A	USD 100 million	USD 106 million	No designation

Forward Foreign Currency Contracts (1)	N/A	—	USD 3 million	Cash Flow

(1)	Cabot’s forward foreign exchange contracts are denominated primarily in the Australian dollar, British pound sterling, Canadian dollar, Chinese renminbi, Euro, and Japanese yen.

Accounting for Derivative Instruments and Hedging Activities

The Company determines the fair value of derivative instruments using quoted market prices whenever available. When quoted market prices are not available for various types of derivative instruments (such as forwards, options and swaps), the Company uses standard models with market-based inputs, which take into account the present value of estimated future cash flows and the ability of the financial counterparty to perform. For interest rate and cross-currency swaps, the significant inputs to these models are interest rate curves for discounting future cash flows. For forward foreign currency contracts, the significant inputs are interest rate curves for discounting future cash flows, and exchange rate curves of the foreign currency for translating future cash flows.

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

For both the three months ended December 31, 2012 and 2011, for derivatives designated as hedges, the change in unrealized gains in Accumulated other comprehensive income, the hedge ineffectiveness recognized in earnings, the realized gains or losses reclassified from Accumulated other comprehensive income, and the losses reclassified from Accumulated other comprehensive income to earnings were immaterial.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

UNAUDITED

For the three months ended December 31, 2012, a gain of $4 million was recognized in earnings as a result of the remeasurement to Euros of the $175 million bond issued by one of Cabot’s European subsidiaries. This gain, which was recognized in earnings through Other income within the Consolidated Statement of Operations, was offset by a loss of $4 million from Cabot’s cross currency swaps that are not designated as hedges, but which Cabot entered into to offset the foreign currency translation exposure on the debt. Additionally, during the three months ended December 31, 2012, Cabot recognized in earnings through Other (expense) income within the Consolidated Statement of Operations gains of $5 million related to its foreign currency forward contracts, which were not designated as hedges.

For the three months ended December 31, 2011, a loss of $9 million was recognized in earnings as a result of the remeasurement to Euros of the $175 million bond issued by one of Cabot’s European subsidiaries. This loss, which was recognized in earnings through Other income within the Consolidated Statement of Operations, was offset by a gain of $8 million from Cabot’s cross currency swaps that are not designated as hedges, but which Cabot entered into to offset the foreign currency translation exposure on the debt. Additionally, during the three months ended December 31, 2011, Cabot recognized in earnings through Other (expense) income within the Consolidated Statement of Operations a loss of less than $1 million related to its foreign currency forward contracts, which were not designated as hedges.

The following table provides the fair value and Consolidated Balance Sheet presentations of derivative instruments by each derivative type, without regard to the legal right to offset derivative settlement by each counterparty:

	Consolidated Balance Sheet Caption	December 31, 2012	September 30, 2012
		(Dollars in millions)
Fair Value of Derivative Instruments
Asset Derivatives
Derivatives designated as hedges Interest rate(1)	Accounts payable and accrued liabilities	$1	$2

Total derivatives designated as hedges		$1	$2

Derivatives not designated as hedges
Foreign currency	Prepaid expenses and other current assets	$3	$—
Other(2)	Prepaid expenses and other current assets	—	1

Total derivatives not designated as hedges		$3	$1

Total Asset Derivatives		$4	$3

Liability Derivatives
Derivatives not designated as hedges
Foreign currency(1)	Accounts payable and accrued liabilities and Other liabilities	$32	$28
Other(2)	Prepaid expenses and other current assets	—	1

Total derivatives not designated as hedges		$32	$29

Total Liability Derivatives		$32	$29

(1)

Contracts of $1 million and $2 million presented on a gross basis in this table at December 31, 2012 and September 30, 2012, respectively, have the legal right to offset against other types of contracts with a common counterparty and, therefore, are presented on a net basis in “Accounts payable and accrued liabilities” in the Consolidated Balance Sheet.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

UNAUDITED

N. Venezuela

Cabot owns 49% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of December 31, 2012, these subsidiaries carried the operating affiliate investment of $25 million and held 20 million bolivars ($5 million) in cash.

The Venezuelan bolivar may only be exchanged for foreign currencies through certain Venezuelan government controlled channels. The channels available are the Venezuelan central bank (“CADIVI”), and Venezuelan government and government-backed bond offerings. Cabot determined, as of January 1, 2010, that the Venezuelan economy was highly inflationary. Accordingly, since the second quarter of fiscal 2010, Cabot has remeasured all transactions of the operating affiliate denominated in bolivars to U.S. dollars using the rate of 4.30 B/$, which continues to be the exchange rate in effect on December 31, 2012.

Given the uncertainties around the convertibility of the Venezuelan bolivar to the U.S. dollar and the ability of entities to repatriate U.S. dollars from Venezuela, the Company has endeavored, whenever possible, to repatriate the Company’s cash from its Venezuelan subsidiaries using available mechanisms. At the same time, management has closely monitored its investment in the operating affiliate in Venezuela to ensure that the investment continues to be recoverable. The Company still intends to convert substantially all bolivars held by its Venezuelan subsidiaries to U.S. dollars as soon as practical and continues to monitor for opportunities to convert its bolivars through Venezuelan government, or government-backed, bond offerings.

O. Financial Information by Segment

Cabot is organized into four business segments: Reinforcement Materials, Performance Materials, Advanced Technologies, and Purification Solutions.

While the Chief Operating Decision Maker uses a number of performance measures to manage the performance of the segments and allocate resources to them, segment operating profit (loss) before interest and taxes (“Segment EBIT”) is the measure that is most consistently used and is, therefore, the measure presented for each segment in the financial information by segment table below on the line entitled Income (loss) before taxes. Segment EBIT excludes certain items, meaning items considered by management to be unusual and not representative of segment results. In addition, Segment EBIT includes Equity in net income of affiliated companies, net of tax, the full operating results of a contractual joint venture in Purification Solutions, royalties paid by equity affiliates and Net income attributable to noncontrolling interests, net of tax, but excludes Interest expense, foreign currency transaction gains and losses, interest income, dividend income, unearned revenue, the effects of LIFO accounting for inventory, and unallocated general and corporate costs.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

UNAUDITED

Financial information by segment is as follows:

	Reinforcement Materials	Performance Materials	Advanced Technologies	Purification Solutions	Segment Total	Unallocated and Other(1), (3)	Consolidated Total
Three months ended December 31	(Dollars in millions)
2012
Revenues from external customers(2)	$475	$196	$38	$93	$802	$18	$820
Income (loss) before taxes(3)	$50	$26	$7	$7	$90	$(49)	$41
2011
Revenues from external customers(2)	$489	$205	$39	N/A	$733	$29	$762
Income (loss) before taxes(3)	$55	$21	$5	N/A	$81	$(26)	$55

(1)

Unallocated and other includes certain items and eliminations necessary to reflect management’s reporting of operating segment results. These items are reflective of the segment reporting presented to the Chief Operating Decision Maker.

(2)	Unallocated and other reflects royalties paid by equity affiliates, external shipping and handling fees, and the impact of the corporate adjustment for unearned revenue.

	Three Months Ended December 31
	2012	2011
	(Dollars in millions)
Royalties paid by equity affiliates, other operating revenues, and the impact of corporate adjustments for unearned revenue	$(1)	$9
Shipping and handling fees	19	20

Total	$18	$29

(3)	Income (loss) from continuing operations before taxes that is categorized as Unallocated and Other includes:

	Three Months Ended December 31
	2012	2011
	(Dollars in millions)
Interest expense	$(16)	$(10)
Total certain items, pre-tax(a)	(20)	(5)
Equity in net earnings of affiliated companies(b)	(3)	(1)
Unallocated corporate costs(c)	(13)	(14)
General unallocated income(d)	3	4

Total	$(49)	$(26)

(a)

Certain items are items that management does not consider to be representative of segment results and they are, therefore, excluded from Segment EBIT. Certain items, pre-tax, for the three months ended December 31, 2012 include $6 million related to global restructuring activities and $14 million for acquisition-related charges (consisting of $3 million for certain other one-time integration costs and $11 of charges related to acquisition accounting adjustments for the acquired inventory). Certain items, pre-tax, for the three months ended December 31, 2011 include $3 million related to global restructuring activities and $2 million for environmental and legal reserves.

(b)	Equity in net income of affiliated companies is included in segment EBIT and is removed from Unallocated and other to reconcile to income (loss) from operations before taxes.
(c)	Unallocated corporate costs are not controlled by the segments and primarily benefit corporate interests.
(d)

General unallocated income consists of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, the impact of accounting for certain inventory on a LIFO basis, and the profit or loss related to the corporate adjustment for unearned revenue.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

UNAUDITED

Performance Materials is comprised of two businesses that sell the following products: specialty grades of carbon black and thermoplastic concentrates and compounds (the Specialty Carbons and Compounds Business); and fumed silica, fumed alumina and dispersions thereof (the Fumed Metal Oxides Business). The net sales from each of these businesses for the three months ended December 31, 2012 and 2011 are as follows:

	Three Months Ended
	December 31
	2012	2011
	(Dollars in millions)
Specialty Carbons and Compounds	$132	$151
Fumed Metal Oxides	64	54

Total Performance Materials	$196	$205

Advanced Technologies is comprised of the Inkjet Colorants, Aerogel, Security Materials, Elastomer Composites and Specialty Fluids Businesses. The net sales from each of these businesses are as follows:

	Three Months Ended
	December 31
	2012	2011
	(Dollars in millions)
Inkjet Colorants	$16	$15
Aerogel	5	4
Security Materials	1	2
Elastomer Composites	8	4
Specialty Fluids	8	14

Total Advanced Technologies	$38	$39

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue Recognition and Accounts Receivable

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. We generally are able to ensure that products meet customer specifications prior to shipment. If we are unable to determine that the product has met the specified objective criteria prior to shipment or if title has not transferred because of sales terms, the revenue is considered “unearned” and is deferred until the revenue recognition criteria are met. Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price.

The following table shows the relative size of the revenue recognized in each of our reportable segments.

	Three months ended December 31
	2012	2011
Reinforcement Materials	59%	67%
Performance Materials	24%	28%
Advanced Technologies	5%	5%
Purification Solutions	12%	N/A

We derive the substantial majority of our revenues from the sale of products in Reinforcement Materials and Performance Materials. Revenue from these products is typically recognized when the product is shipped and title and risk of loss have passed to the customer. We offer certain customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction in sales at the time revenue is recognized and are estimated based on historical experience and contractual obligations. We periodically review the assumptions underlying the estimates of discounts and volume rebates and adjust revenues accordingly.

Revenue in Advanced Technologies, excluding the Specialty Fluids Business, is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Depending on the nature of the contract with the customer, a portion of the segment’s revenue may be recognized using proportional performance. Revenue associated with an Elastomer Composites agreement is accounted for as a multiple element arrangement and recognized ratably over the term of the agreement limited by the cumulative amounts that become due under the terms of the contract. The agreement stipulates certain milestone payments to be received by Cabot upon the achievement of multiple development and technical milestones, as well as quarterly royalty payments through fiscal year 2022.

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

We maintain allowances for doubtful accounts based on an assessment of the collectability of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the first three months of fiscal 2013 and 2012 were immaterial. There is no off-balance sheet credit exposure related to customer receivable balances.

Intangible Assets and Goodwill

Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. We use assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets acquired required the use of significant judgment with regard to (i) assumptions used in the valuation model; and (ii) determination of the intangible assets’ useful lives. We estimate the fair value of identifiable acquisition-related intangible assets principally based on projections of cash flows that will arise from these assets. The projected cash flows are discounted to determine the fair value of the assets at the date of acquisition. We review definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the date of acquisition and which could result in impairment of such asset. We evaluate indefinite-lived intangible assets for impairment annually, as of May 31, or when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount.

Goodwill is not amortized but is reviewed for impairment annually, as of May 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value.

As of December 31, 2012, our goodwill balance is allocated among four reportable segments: Purification Solutions, $455 million, Reinforcement Materials, $27 million, Performance Materials, $10 million, and Advanced Technologies, $2 million. The goodwill allocated to Purification Solutions is based on preliminary estimates of the fair value of assets acquired and liabilities assumed from the acquisition of Norit on July 31, 2012 as the Company is continuing to obtain information to complete its valuation of these accounts and the associated tax accounting.

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

Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time and the amount accrued is recognized on a discounted basis. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of other parties which contribute to the settlement of respirator claims, (viii) a change in the availability of insurance coverage maintained by the entity from which we acquired the safety respiratory products business or the indemnity provided by its former owner, (ix) changes in the allocation of costs among the various parties paying legal and settlement costs and (x) a determination that the assumptions used to estimate our share of liability are inaccurate. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount. Further, if the timing of our actual payments made for respirator claims differs significantly from our estimated payment schedule, and we determine that we can no longer reasonably predict the timing of such payments, we could then be required to record the reserve amount on an undiscounted basis on our Consolidated Balance Sheets, causing an immediate impact to earnings.

Income Taxes

Our business operations are global in nature, and we are subject to taxes in numerous jurisdictions. Tax laws and tax rates vary substantially in these jurisdictions and are subject to change based on the political and economic climate in those countries. We file our tax returns in accordance with our interpretations of each jurisdiction’s tax laws.

Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities. In the ordinary course of our business, there are operational decisions, transactions, facts and circumstances, and calculations which make the ultimate tax determination uncertain. Furthermore, our tax positions are periodically subject to challenge by taxing authorities throughout the world. We have recorded reserves on uncertain tax position for taxes and associated interest and penalties that may become payable in future years as a result of audits by tax authorities. Any significant impact as a result of changes in underlying facts, law, tax rates, tax audit, or review could lead to adjustments to our income tax expense, our effective tax rate, and/or our cash flow.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $50 million and $52 million higher as of December 31, 2012 and September 30, 2012, respectively. The cost of Specialty Fluids inventories is determined using the average cost method. The cost of other U.S. and non-U.S. inventories is determined using the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales. If, however, we were using a FIFO method, our purchases from earlier periods, which were at lower prices, would instead be the first charged to cost of sales. The opposite result could occur during a period of rapid decline in raw material costs.

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

The discussion under the heading “Provision for income taxes” includes a discussion of our “operating tax rate”. In calculating our operating tax rate, we exclude (i) discrete tax items, which are unusual or infrequent items, (ii) other tax items, including the impact of the timing of losses in certain jurisdictions and the cumulative rate adjustment, if applicable, and (ii) the impact of the certain items on both operating income and the tax provision.

Total Segment EBIT is a non-GAAP performance measure, and should not be considered an alternative for Income from continuing operations before taxes, the most directly comparable GAAP financial measure. In calculating Total Segment EBIT, we make certain adjustments such as excluding certain items, meaning items that management does not consider representative of our fundamental segment results, as well as items that are not allocated to our business segments, such as interest expense and other corporate costs. Our Chief Operating Decision Maker uses Segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total Segment EBIT provides useful supplemental information for our investors as it is an important indicator of the Company’s operational strength and performance. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another. A reconciliation of Total Segment EBIT to Income from continuing operations before income taxes and equity in net earnings of affiliate companies is provided in Note O of our Consolidated Financial Statements.

Cabot is organized into four business segments: Reinforcement Materials, Performance Materials, Advanced Technologies and Purification Solutions. Cabot is also organized for operational purposes into three geographic regions: the Americas; Europe, Middle East and Africa; and Asia Pacific. Discussions of all periods reflect these structures.

Our analysis of financial condition and operating results should be read with our Consolidated Financial Statements and accompanying notes.

Overview

During the first quarter of fiscal 2013, Income from continuing operations before income taxes and equity in net earnings of affiliated companies decreased compared to the first quarter of fiscal 2012. The decrease was principally driven by lower volumes and additional costs related to our acquisition of Norit in July 2012. These unfavorable items were partially offset by the addition of Purification Solutions and higher unit margins that resulted from price increases and a favorable product mix. Purification Solutions represents the Norit business.

First Quarter Fiscal 2013 versus First Quarter Fiscal 2012—Consolidated

Net Sales and Gross Profit

	Three months ended December 31
	2012	2011
	(Dollars in millions)
Net sales and other operating revenues	$820	$762
Gross profit	$147	$143

The $58 million increase in net sales from the first quarter of fiscal 2012 to the first quarter of fiscal 2013 was due primarily to the addition of Purification Solutions (approximately $93 million) and higher prices and a favorable product mix (combined $16 million). These items were partially offset by lower volumes ($31 million) and the unfavorable impact of foreign currency translation ($13 million).

Gross profit increased by $4 million in the first quarter of fiscal 2013 when compared to the same period of fiscal 2012. The increase was principally driven by the addition of Purification Solutions and higher unit margins as higher prices and a favorable product mix more than offset higher raw material costs. This improvement was partially offset by lower volumes.

Selling and Administrative Expenses

	Three months ended December 31
	2012	2011
	(Dollars in millions)
Selling and administrative expenses	$73	$65

Selling and administrative expenses increased by $8 million in the first quarter of fiscal 2013 when compared to the same period of fiscal 2012. The increase was principally driven by the addition of Purification Solutions and higher professional fees and other costs related to the acquisition and integration of Norit.

Research and Technical Expenses

	Three months ended December 31
	2012	2011
	(Dollars in millions)
Research and technical expenses	$19	$17

Research and technical expenses in the first quarter of fiscal 2013 increased $2 million when compared to the first quarter of fiscal 2012 due to the addition of Purification Solutions and costs associated with restructuring activities in Advanced Technologies.

Interest and Dividend Income, Interest Expense and Other Income

	Three months ended December 31
	2012	2011
	(Dollars in millions)
Interest and dividend income	$1	$1
Interest expense	$16	$10
Other income	$1	$3

Interest and dividend income was consistent in the first quarter of fiscal 2013 as compared to the same period in fiscal 2012.

Interest expense increased $6 million in the first quarter of fiscal 2013 when compared to the same period in fiscal 2012 due to a higher debt balance as a result of the financing of the Norit acquisition.

Other income in the first quarter of fiscal 2013 decreased $2 million as compared to the first quarter of fiscal 2012 due to additional financing costs to discount certain notes receivable and the unfavorable comparison of foreign currency movements.

Provision for Income Taxes

	Three months ended December 31
	2012	2011
	(Dollars in millions)
Provision for income taxes	$(19)	$(16)

During the first quarter of fiscal 2013, we recorded a tax provision of $19 million, resulting in an overall tax rate of 46%. This amount included a net discrete tax charge of $7 million. The operating tax rate for the first quarter of fiscal 2013 was 27%.

On January 2, 2013 the U.S. research and experimentation tax credit was extended through calendar 2013 and retroactive to January 1, 2012. We expect to record a discrete tax benefit of $3 million in the second quarter of fiscal 2013 for the credit related to fiscal 2012. We expect that our operating tax rate for fiscal 2013, which will benefit from the prospective application of this credit extension, will be between 25% and 27%.

In the first quarter of fiscal 2012, we recorded a tax provision of $16 million, resulting in an overall tax rate of 29%. This amount included a net discrete tax charge of $2 million. The operating tax rate for the first quarter of fiscal 2012 was 25%.

The increase in the operating tax rate in the first quarter of fiscal 2013 is primarily due to a change in our geographic mix of earnings.

We are currently under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2013, which may impact our tax expense and effective tax rate going forward.

Equity in Earnings of Affiliated Companies and Noncontrolling Interest in Net Income

	Three months ended December 31
	2012	2011
	(Dollars in millions)
Equity in net earnings of affiliated companies	$3	$1
Net income attributable to noncontrolling interests	$4	$5

Equity in net earnings of affiliated companies for the first quarter of fiscal 2013 increased $2 million from the same period of fiscal 2012 as earnings of our affiliates improved.

For the first quarter of fiscal 2013, Net income attributable to noncontrolling interests decreased $1 million as compared to the comparative period. The decrease was due to lower profitability of our joint ventures in China and Indonesia.

(Loss) Income from Discontinued Operations, net of tax

During the second quarter of fiscal 2012, we divested our Supermetals Business and, accordingly, for all periods we have classified the income or loss from the Supermetals Business as (Loss) income from discontinued operations, net of tax. (Loss) income from discontinued operations, net of tax, decreased $12 million in the first quarter of fiscal 2013 when compared to the first quarter of fiscal 2012 because we no longer operated the business in the first quarter of fiscal 2013. The loss in the first quarter of fiscal 2013 primarily related to the settlement of pension liabilities of the disposed business.

Net Income Attributable to Cabot Corporation

In the first quarter of fiscal 2013, we reported Net income attributable to Cabot Corporation of $20 million ($0.31 per diluted common share). This is compared to $46 million ($0.71 per diluted common share) in the first quarter of fiscal 2012.

First Quarter Fiscal 2013 versus First Quarter Fiscal 2012—By Business Segment

Total segment EBIT, certain items, other unallocated items and income from continuing operations before taxes for the three months ended December 31, 2012 and 2011 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note O of our Consolidated Financial Statements.

	Three months ended December 31
	2012	2011
	(Dollars in millions)
Total segment EBIT	$90	$81
Certain items	(20)	(5)
Other unallocated items	(29)	(21)

Income from operations before income taxes	$41	$55

In the first quarter of fiscal 2013, total segment EBIT increased by $9 million when compared to the same period of fiscal 2012. The increase was principally driven by i) the addition of Purification Solutions ($7 million), ii) higher unit margins ($11 million) as higher prices and a favorable product mix more than offset the impact of higher raw material costs, and iii) the receipt of a milestone payment and royalties associated with our Elastomer Composites technology licensing agreement ($2 million). These benefits were partially offset by lower volumes ($11 million).

Certain Items

Details of the certain items for the first quarter of fiscal 2013 and 2012 are as follows:

	Three months ended December 31
	2012	2011
	(Dollars in millions)
Global restructuring activities	$(6)	$(3)
Acquisition-related charges	(14)	—
Environmental and legal reserves	—	(2)

Certain items, pre-tax	(20)	(5)

Tax-related certain items
Tax impact of certain items	6	1
Tax impact of certain foreign exchange losses	(7)	—
Discrete tax items	—	(2)

Total tax related certain items	(1)	(1)

Total certain items after tax	$(21)	$(6)

Certain items for the first quarter of fiscal 2013 include charges related to restructuring initiatives, acquisition-related charges and tax certain items. Details of restructuring activities are included in Note K of the Consolidated Financial Statements. Acquisition-related charges include legal and professional fees, the incremental value of inventory as a result of purchase accounting adjustments, and other expenses related to the completion of the acquisition and the integration of Norit. Tax certain items include discrete tax items, which are unusual and infrequent, the tax impact of certain foreign exchange losses, and the tax impact of non-deductible interest expense.

Other Unallocated Items

	Three months ended December 31
	2012	2011
	(Dollars in millions)
Interest expense	$(16)	$(10)
Equity in net earnings of affiliated companies	(3)	(1)
Unallocated corporate costs	(13)	(14)
General unallocated income	3	4

Total other unallocated items	$(29)	$(21)

In the first quarter of fiscal 2013, costs from total other unallocated items increased by $8 million when compared to the same period of fiscal 2012. The increase was primarily driven by a $6 million increase in Interest expense due to a higher debt balance as a result of the financing of the Norit acquisition. Equity in net earnings of affiliated companies increased $2 million from the same period of fiscal 2012 as earnings of our affiliates improved.

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the first quarter of fiscal 2013 and fiscal 2012 are as follows:

	Three months ended December 31
	2012	2011
	(Dollars in millions)
Reinforcement Materials Sales	$475	$489
Reinforcement Materials EBIT	$50	$55

In the first quarter of fiscal 2013, sales in Reinforcement Materials decreased by $14 million when compared to the first quarter of fiscal 2012. The decrease was principally driven by 3% lower volumes ($17 million) and the unfavorable impact of foreign currency translation ($9 million) partially offset by higher prices and a favorable product mix (combined $12 million).

EBIT in Reinforcement Materials decreased by $5 million in the first quarter of fiscal 2013 when compared to the same period of fiscal 2012. The decrease was principally driven by lower volumes ($7 million) and higher fixed manufacturing costs ($6 million), which were partially offset by higher unit margins ($8 million) as higher prices and a favorable product mix more than offset higher raw material costs.

Performance Materials

Sales and EBIT for Performance Materials for the first quarter of fiscal 2013 and fiscal 2012 are as follows:

	Three months ended December 31
	2012	2011
	(Dollars in millions)
Specialty Carbons and Compounds Sales	$132	$151
Fumed Metal Oxides Sales	64	54

Segment Sales	$196	$205

Segment EBIT	$26	$21

In the first quarter of fiscal 2013, sales for Performance Materials decreased by $9 million when compared to the first quarter of fiscal 2012. The decrease was due to the impact of 13% lower Specialty Carbons and Compounds volumes ($20 million) and the unfavorable impact of foreign currency translation ($3 million). These items were partially offset by 25% higher Fumed Metal Oxides volumes ($13 million).

EBIT in Performance Materials increased by $5 million in the first quarter of fiscal 2013 when compared to the same quarter of fiscal 2012 due to the impact of higher volumes ($2 million), driven by an increase in Fumed Metal Oxides volumes, and lower fixed manufacturing costs ($3 million).

Advanced Technologies

Sales and EBIT for Advanced Technologies for the first quarter of fiscal 2013 and 2012 are as follows:

	Three months ended December 31
	2012	2011
	(Dollars in millions)
Inkjet Colorants	$16	$15
Aerogel	5	4
Security Materials	1	2
Elastomer Composites	8	4
Specialty Fluids	8	14

Segment Sales	$38	$39

Segment EBIT	$7	$5

Sales in Advanced Technologies decreased by $1 million in the first quarter of fiscal 2013 when compared to the first quarter of fiscal 2012. The decline is primarily due to a decline in Specialty Fluids volumes from lower rental activity, partially offset by improved performance of the other business, principally Elastomer Composites.

EBIT in Advanced Technologies increased by $2 million in the first quarter of fiscal 2013 when compared to the same period of fiscal 2012. The increase was driven by improved performance in Elastomer Composites, which had higher volumes and received royalties and a technology milestone payment, and cost savings from restructuring activity in the segment. These benefits were partially offset by weaker performance from lower activity levels in Specialty Fluids.

In September 2008, we entered into a license and technology transfer agreement with Manufacture Francaise des Pneumatiques Michelin (“Michelin”) for their exclusive use of our patented elastomer composites manufacturing process in tire applications. In consideration, the agreement stipulates certain milestone payments to be received by Cabot upon the achievement of multiple development and technical milestones, as well as quarterly royalty payments. Quarterly royalty payments commenced in the fourth quarter of fiscal 2012 and extend through fiscal 2022 in accordance with a pre-determined schedule linked to Michelin’s installed capacity under the agreement.

Purification Solutions

Sales and EBIT for Purification Solutions for the first quarter of fiscal 2013 and fiscal 2012 are as follows:

	Three months ended December 31
	2012	2011
	(Dollars in millions)
Purification Solutions Sales	$93	$	N/A
Purification Solutions EBIT	$7	$	N/A

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $92 million during the first quarter of fiscal year 2013. The decrease was attributable to a decrease in our cash position, and an increase in working capital and capital expenditures. At December 31, 2012, we had cash and cash equivalents of $91 million, and current availability under our revolving credit agreement of approximately $497 million. Our credit agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants in the credit agreement include interest coverage, debt-to-EBITDA and subsidiary debt to total capitalization ratios. As of December 31, 2012, we were in compliance with all applicable covenants.

We generally manage our cash and debt on a global basis to provide for working capital requirements as needed by region or site. Cash and debt are generally denominated in the local currency of the subsidiary holding the assets or liabilities, except where there are operational cash flow reasons to hold non-functional currency or debt. As of December 31, 2012 our U.S. dollar equivalent holdings by region were: Asia Pacific $31 million, Europe $35 million, and the Americas $25 million, which included $5 million in the U.S.

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

In January 2013 we initiated a commercial paper program allowing us to issue notes of various tenors up to 364 days. We expect the interest on these notes to be lower than the interest on our revolving line of credit borrowings. The commercial paper program is backed by our committed revolving credit facility, and the aggregate of borrowing under both lines cannot exceed the $750 million limit on the revolving credit agreement.

Discontinued Operations

Our Consolidated Statements of Cash Flows have been presented to include discontinued operations with continuing operations. Therefore, unless noted otherwise, the following discussion of our cash flows and liquidity position include both continuing and discontinued operations.

In January 2012, we completed the sale of our Supermetals Business, which we classified as discontinued operations beginning in the fourth quarter of fiscal 2011 when we entered into the sale and purchase agreement for its sale. In connection with the sale, we received $175 million on the closing date and notes for additional minimum consideration totaling approximately $277 million payable at various dates through the second quarter of fiscal 2014. Through December 31, 2012, we have received $42 million payable under the notes, of which $19 million was received during the first quarter of fiscal 2013.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows.

Cash Flows from Operating Activities

Cash flows from operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, consumed $51 million in the first three months of fiscal 2013, During the same period of fiscal 2012, cash flows from operating activities provided $20 million.

Cash used in operating activities in the first three months of fiscal 2013 was driven primarily by an increase in working capital of $84 million (Inventories plus Accounts and notes receivable, less Accounts payable and accrued liabilities) and a decrease in income taxes payable of $33 million. Partially offsetting these uses of cash were net income of $24 million plus $49 million of depreciation and amortization. Our working capital increase during the first quarter of fiscal 2013 was driven by higher inventory ($55 million), lower accounts payable and accrued liabilities ($91 million) due to the timing and payout of certain corporate accruals, and lower accounts receivable ($62 million) due to lower volumes.

Cash generated from operating activities in the first three months of fiscal 2012 was driven primarily by net income of $51 million plus $36 million of depreciation and amortization and other increases totaling $29 million. These increases were partially offset by a net increase in working capital of $90 million (Inventories plus Accounts and notes receivable, less Accounts payable and accrued liabilities). Our working capital increase during the first quarter of fiscal 2012 was driven by higher raw material costs, higher pricing, and payments related to the settlement of fiscal 2011 year end accruals and is comprised of higher inventories of $46 million, higher accounts receivable of $12 million, and lower accounts payable and accrued liabilities of $32 million.

Venezuela

We own 49% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of December 31, 2012, these subsidiaries carried the operating affiliate investment of $25 million, and held 20 million bolivars ($5 million) in cash.

The Venezuelan bolivar may only be exchanged for foreign currencies through certain Venezuelan government controlled channels. The channels available are the Venezuelan central bank (“CADIVI”), and Venezuelan government and government-backed bond offerings. The bond offerings use a bidding process, where companies and individuals requiring U.S. dollars place a request for a fixed sum, and CADIVI then determines how to allocate the pool of U.S. dollars in that issuance.

An inability to convert the operating affiliate’s earnings into U.S. dollars would be considered an indicator of impairment, requiring an impairment analysis of our investment. Therefore, we closely monitor our ability to convert our bolivar holdings into U.S. dollars, as we still intend to convert substantially all bolivars held by our Venezuelan subsidiaries to U.S. dollars as soon as practical. Any future change in the CADIVI official rate or opening of additional parallel markets could lead us to change the exchange rate and result in gains or losses on our bolivar denominated assets held by our subsidiaries.

Cash Flows from Investing Activities

Investing activities consumed $45 million of cash and were primarily driven by capital expenditures partially offset by $19 million of cash received from the notes receivable from the sale of the Supermetals business in the three months ended December 31, 2012. For the three months ended December 31, 2011, cash flows from investing activities were primarily driven by capital expenditures and consumed $65 million of cash.

Capital expenditures totaled $62 million and $61 million in the three months ended December 31, 2012 and 2011, respectively. In each of these years, expenditures were primarily related to expansion of our manufacturing footprint in the Asia Pacific region, replacement capital projects for our operating facilities, investments in energy recovery technology, and capital spending required for process technology and product differentiation projects.

Capital expenditures for the remainder of fiscal 2013 are expected to be between $200 million to $250 million. Our planned capital spending program for the remainder of fiscal 2013 is primarily for capacity expansions, higher spending for ongoing sustaining and replacement capital as well as investments in energy related projects.

Cash Flows from Financing Activities

Financing activities provided $67 million of cash during the first three months of fiscal 2013 compared to consuming $48 million of cash during the first three months of fiscal 2012. In the first three months of fiscal 2013, cash flows from financing activities included a net increase in debt of $82 million partially offset by dividends paid to our shareholders of $13 million.

Financing activities consumed $48 million of cash during the first quarter of fiscal 2012. Cash outflows from financing included dividend payments to our shareholders of $12 million. Cash flows from financing cash outflows were primarily for the repurchase of approximately 0.9 million shares of our common stock on the open market for approximately $30 million and a net decrease in debt of $12 million.

Purchase Commitments

We have entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at December 31, 2012.

	Payments Due by Fiscal Year
	Remainder of fiscal 2013	2014	2015	2016	2017	Thereafter	Total
	(Dollars in millions)
Reinforcement Materials	$240	$253	$253	$193	$169	$2,590	$3,698
Performance Materials	29	33	33	32	29	251	407
Advanced Technologies	1	3	1	—	—	—	5
Purification Solutions	17	13	9	8	8	23	78

Total	$287	$302	$296	$233	$206	$2,864	$4,188

Off-balance sheet arrangements

Cabot has no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations concerning the receipt of the cash proceeds due to us from the sale of our Supermetals Business; the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with the closing of certain manufacturing facilities and restructuring initiatives; our estimated future amortization expenses for our intangible assets; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit facilities to fund our cash requirements; uses of available cash including anticipated capital spending and future cash outlays associated with long-term contractual obligations; the tax benefit we expect to record from the recent extension of the U.S. research and experimentation tax credit and our expected tax rate for fiscal 2013; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in the forward-looking statements: changes in raw material costs; lower than expected demand for our products; our inability to successfully integrate the Norit business; the loss of one or more of our important customers; our inability to complete capacity expansions as planned; the timing of implementation of environmental regulations; our failure to develop new products or to keep pace with technological developments; fluctuations in currency exchange rates; patent rights of others; stock and credit market conditions; the timely commercialization of products under development (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); demand for our customers’ products; competitors’ reactions to market conditions; delays in the successful integration of structural changes, including acquisitions or joint ventures; severe weather events that cause business interruptions, including plant and power outages or disruptions in supplier or customer operations; the accuracy of the assumptions we used in establishing a reserve for our share of liability for respirator claims; and the outcome of pending litigation. Other factors and risks are discussed in our 2012 10-K.

IV. Recently Issued Accounting Pronouncements – Not Yet Adopted

None with material impact.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended December 31, 2012 does not differ materially from that discussed under Item 7A of our 2012 10-K.

Item 4.	Controls and Procedures

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item I.	Legal Proceedings

Respirator Liabilities

We have exposure in connection with a safety respiratory products business that a subsidiary acquired from American Optical Corporation (“AO”) in an April 1990 asset purchase transaction. The subsidiary manufactured respirators under the AO brand and disposed of that business in July 1995. In connection with its acquisition of the business, the subsidiary agreed, in certain circumstances, to assume a portion of AO’s liabilities, including costs of legal fees together with amounts paid in settlements and judgments, allocable to AO respiratory products used prior to the 1990 purchase by the Cabot subsidiary. As more fully described in our 2012 10-K, our respirator liabilities involve claims for personal injury, including asbestosis, silicosis and coal worker’s pneumoconiosis, allegedly resulting from the use of respirators that are claimed to have been negligently designed or labeled.

As of both December 31, 2012 and September 30, 2012, there were approximately 42,000 claimants in pending cases asserting claims against AO in connection with respiratory products. We have a reserve to cover our expected share of liability for existing and future respirator liability claims. At both December 31, 2012 and September 30, 2012, the reserve was $13 million on a discounted basis ($17 million on an undiscounted basis at both December 31, 2012 and September 30, 2012). The reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2062. Cash payments related to this liability were less than $1 million in the first three months of both fiscal 2013 and 2012.

Other Matters

We have various other lawsuits, claims and contingent liabilities arising in the ordinary course of our business and in respect of our divested businesses. In our opinion, although final disposition of some or all of these other suits and claims may impact our financial statements in a particular period, they should not, in the aggregate, have a material adverse effect on our financial position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended December 31, 2012:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2012 – October 31, 2012	—	$—	—	1,636,906
November 1, 2012 – November 30, 2012	—	$—	—	1,636,906
December 1, 2012 – December 31, 2012	—	$—	—	1,639,906

Total	—		—

(1)

On May 11, 2007, we publicly announced that the Board of Directors authorized us to repurchase five million shares of our common stock on the open market or in privately negotiated transactions. On September 14, 2007, the Board of Directors increased the share repurchase authorization to 10 million shares (the “2007 Authorization”). This authorization does not have a set expiration date. In the first quarter of 2013 we did not repurchase shares under this authorization.

Item 6.	Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description

Exhibit 10.1*	First Amendment, dated December 12, 2012, to Credit Agreement dated August 26, 2011, by and among Cabot Corporation, the Designated Borrowers, JPMorgan Chase Bank, N.A., and Lenders constituting Required Lenders.

Exhibit 10.2*†	Summary of Compensation for Non-Employee Directors.

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

†	Management contract or compensatory plan or arrangements.
*	Filed herewith.
**	Furnished herewith.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three months ended December 31, 2012 and 2011; (ii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2012 and 2011; (iii) the Consolidated Balance Sheets at December 31, 2012 and September 30, 2012; (iv) the Consolidated Statement of Cash Flows for the three months ended December 31, 2012 and 2011; and (v) Notes to the Consolidated Financial Statements, December 31, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: February 8, 2013	By:	/s/ EDUARDO E. CORDEIRO
Eduardo E. Cordeiro
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: February 8, 2013	By:	/s/ JAMES P. KELLY
James P. Kelly
Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 10.1*

First Amendment, dated December 12, 2012, to Credit Agreement dated August 26, 2011, by and among Cabot Corporation, the Designated Borrowers, JPMorgan Chase Bank, N.A., and Lenders constituting Required Lenders.

Exhibit 10.2*†	Summary of Compensation for Non-Employee Directors.

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

†	Management contract or compensatory plan or arrangements.
*	Filed herewith.
**	Furnished herewith.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three months ended December 31, 2012 and 2011; (ii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2012 and 2011; (iii) the Consolidated Balance Sheets at December 31, 2012 and September 30, 2012; (iv) the Consolidated Statement of Cash Flows for the three months ended December 31, 2012 and 2011; and (v) Notes to the Consolidated Financial Statements, December 31, 2012.