Form 10-Q
period 2013-03-31
CABOT CORP
filed 2013-05-08
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 3, 2013 the Company had 63,818,355 shares of Common Stock, par value $1.00 per share, outstanding.

CABOT CORPORATION INDEX

Part I.    Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31		Six Months Ended March 31
	2013	2012	2013	2012
	(In millions, except per share amounts)
Net sales and other operating revenues	$842	$844	$1,662	$1,606
Cost of sales	698	671	1,371	1,290

Gross profit	144	173	291	316
Selling and administrative expenses	77	66	150	131
Research and technical expenses	18	20	37	37

Income from operations	49	87	104	148
Interest and dividend income	1	1	2	2
Interest expense	(16)	(9)	(32)	(19)
Other income (expense)	2	(3)	3	—

Income from continuing operations before income taxes and equity in earnings of affiliated companies	36	76	77	131
Provision for income taxes	(16)	(23)	(35)	(39)
Equity in earnings of affiliated companies	3	3	6	4

Income from continuing operations	23	56	48	96
Income (loss) from discontinued operations, net of tax	—	189	(1)	200

Net income	23	245	47	296
Net (loss) income attributable to noncontrolling interests	(4)	5	—	10

Net income attributable to Cabot Corporation	$27	$240	$47	$286

Weighted-average common shares outstanding, in millions:
Basic	63.7	63.2	63.6	63.4

Diluted	64.4	64.0	64.3	64.1

Income per common share:
Basic:
Income from continuing operations attributable to Cabot Corporation	$0.43	$0.80	$0.76	$1.35
Income (loss) from discontinued operations	—	2.94	(0.02)	3.11

Net income attributable to Cabot Corporation	$0.43	$3.74	$0.74	$4.46

Diluted:
Income from continuing operations attributable to Cabot Corporation	$0.42	$0.78	$0.75	$1.33
Income (loss) from discontinued operations	—	2.92	(0.02)	3.08

Net income attributable to Cabot Corporation	$0.42	$3.70	$0.73	$4.41

Dividends per common share	$0.20	$0.18	$0.40	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

UNAUDITED

	Three months ended March 31		Six months ended March 31
	2013	2012	2013	2012
	(In millions)		(In millions)
Net income	$23	$245	$47	$296
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(36)	19	(22)	5
Adjustments to pension and other postretirement benefit plans	2	(1)	3	(2)
Net change in unrealized gain on investments	1	—	1	—

Other comprehensive (loss) income	(33)	18	(18)	3

Comprehensive (loss) income	(10)	263	29	299
Net (loss) income attributable to noncontrolling interests	(4)	5	—	10
Noncontrolling interests foreign currency translation adjustment	(1)	2	—	1

Comprehensive (loss) income attributable to noncontrolling interests	(5)	7	—	11

Comprehensive (loss) income attributable to Cabot Corporation	$(5)	$256	$29	$288

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	March 31,	September 30,
	2013	2012
	(In millions)
Current assets:
Cash and cash equivalents	$85	$120
Accounts and notes receivable, net of reserve for doubtful accounts of $8 and $5	670	687
Inventories:
Raw materials	114	131
Work in process	4	5
Finished goods	399	351
Other	44	46

Total inventories	561	533
Prepaid expenses and other current assets	70	71
Notes receivable from sale of business	223	—
Deferred income taxes	38	32

Total current assets	1,647	1,443

Property, plant and equipment, net	1,544	1,552
Goodwill	493	480
Equity affiliates	116	115
Intangible assets, net of accumulated amortization of $12 and $6	316	330
Assets held for rent	51	46
Notes receivable from sale of business	—	242
Deferred income taxes	101	94
Other assets	92	97

Total assets	$4,360	$4,399

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	March 31,	September 30,
	2013	2012
	(In millions, except share
	and per share amounts)
Current liabilities:
Notes payable	$324	$62
Accounts payable and accrued liabilities	501	606
Income taxes payable	26	59
Deferred income taxes	7	7
Current portion of long-term debt	187	185

Total current liabilities	1,045	919

Long-term debt	1,002	1,172
Deferred income taxes	56	55
Other liabilities	307	314
Commitments and contingencies (Note H)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Issued and Outstanding : None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 64,034,868 and 63,600,928 shares
Outstanding: 63,781,303 and 63,347,362 shares	64	64
Less cost of 253,565 and 253,565 shares of common treasury stock	(8)	(8)
Additional paid-in capital	27	20
Retained earnings	1,675	1,653
Deferred employee benefits	(5)	(8)
Accumulated other comprehensive income	75	92

Total Cabot Corporation stockholders’ equity	1,828	1,813
Noncontrolling interests	122	126

Total stockholders’ equity	1,950	1,939

Total liabilities and stockholders’ equity	$4,360	$4,399

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended
	March 31
	2013	2012
	(In millions)
Cash Flows from Operating Activities:
Net income	$47	$296
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	99	74
Impairment of assets	16	—
Deferred tax provision	7	14
Gain on sale of business, net of tax	—	(186)
Loss on disposal of property, plant and equipment	2	1
Equity in earnings of affiliated companies	(6)	(4)
Non-cash compensation	10	12
Other non-cash expense (income)	2	(2)
Changes in assets and liabilities:
Accounts and notes receivable	(8)	(105)
Inventories	(43)	(52)
Prepaid expenses and other current assets	(16)	14
Accounts payable and accrued liabilities	(74)	50
Income taxes payable	(30)	(10)
Other liabilities	(5)	(7)
Cash dividends received from equity affiliates	6	3
Other	(3)	(5)

Cash provided by operating activities	4	93

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(127)	(117)
Proceeds from sale of business	—	175
Receipts from notes receivable from sale of business	30	—
Increase in assets held for rent	(4)	(6)

Cash (used in) provided by investing activities	(101)	52

Cash Flows from Financing Activities:
Borrowings under financing arrangements	6	37
Repayments under financing arrangements	(8)	(29)
Proceeds from long-term debt, net of issuance costs	94	5
Repayments of long-term debt	(263)	(12)
Increase (decrease) in notes payable, net	8	(17)
Proceeds from issuance of commercial paper, net	256	—
Proceeds from cash contributions received from noncontrolling stockholders	9	4
Purchases of common stock	(6)	(30)
Proceeds from sales of common stock	5	9
Cash dividends paid to noncontrolling interests	(6)	(5)
Cash dividends paid to common stockholders	(26)	(24)

Cash provided by (used in) financing activities	69	(62)

Effect of exchange rate changes on cash	(7)	(3)

(Decrease) increase in cash and cash equivalents	(35)	80
Cash and cash equivalents at beginning of period	120	286

Cash and cash equivalents at end of period	$85	$366

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 2013 and 2012. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

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

During the second quarter of fiscal 2013, Cabot initiated a commercial paper program and raised net proceeds of $256 million under the program. The outstanding balance of commercial paper is included within the Notes payable caption on the Consolidated Balance Sheets. The majority of these proceeds were used to repay revolving credit agreement borrowings, which had a balance of $189 million, included within Long-term debt in the Consolidated Balance Sheet as of September 30, 2012.

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

Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price.

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments:

	Three months ended		Six months ended
	March 31		March 31
	2013	2012	2013	2012
Reinforcement Materials	56%	65%	57%	65%
Performance Materials	29%	28%	27%	28%
Advanced Technologies	5%	7%	5%	7%
Purification Solutions	10%	N/A	11%	N/A

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED

Revenue in Advanced Technologies, excluding the Specialty Fluids Business, is typically recognized when the product is shipped and title and risk of loss have passed to the customer. Depending on the nature of the contract with the customer, a portion of the segment’s revenue may be recognized using performance based methods. Revenue associated with an Elastomer Composites agreement is accounted for as a multiple element arrangement and recognized ratably over the term of the agreement limited by the cumulative amounts that become due under the terms of the contract. The agreement stipulates certain milestone payments to be received by Cabot upon the achievement of multiple development and technical milestones, as well as quarterly royalty payments through fiscal year 2022.

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

Cabot maintains allowances for doubtful accounts based on an assessment of the collectability of specific customer accounts, the aging of accounts receivable and other economic information on both a historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the first six months of fiscal 2013 and 2012 were immaterial. There is no off-balance sheet credit exposure related to customer receivable balances.

Intangible Assets and Goodwill

The Company records tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting. Amounts paid for an acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment annually, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. The separate businesses included within Performance Materials and Advanced Technologies are considered separate reporting units. Goodwill balances relative to these segments are recorded in the Fumed Metal Oxides reporting unit within Performance Materials and the Security Materials reporting unit within Advanced Technologies. The annual review is performed as of May 31.

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

March 31, 2013

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

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $51 million and $52 million higher as of March 31, 2013 and September 30, 2012, respectively. The cost of Specialty Fluids inventories is determined using the average cost method. The cost of other U.S. and non-U.S. inventories is determined using the FIFO method.

Cabot reviews inventory for both potential obsolescence and potential declines in anticipated selling prices. In this review, the Company makes assumptions about the future demand for and market value of the inventory, and based on these assumptions estimates the amount of any obsolete, unmarketable, slow moving or overvalued inventory. Cabot writes down the value of these inventories by an amount equal to the difference between the cost of the inventory and its estimated market value. There were no significant write-downs in either the three or six months ended March 31, 2013 or 2012.

C. Acquisition of Norit

On July 31, 2012, Cabot completed the acquisition of all the issued and outstanding shares of Norit N.V. (“Norit”) for approximately $1.1 billion in cash. Norit develops, manufactures and sells activated carbon products and related delivery systems used in a range of applications, including air and water purification, food and beverages, pharmaceuticals and catalysts. The results of Norit’s operations are reported under Purification Solutions reportable segment.

The allocation of the purchase price was based on preliminary estimates of the fair value of assets acquired and liabilities assumed as of July 31, 2012, as the Company is continuing to obtain information to complete its valuation of these accounts and the associated tax accounting. During the six months ended March 31, 2013, the Company recorded certain measurement period adjustments which are presented in the table below. The measurement period adjustments and the related tax impact were immaterial to the Company’s consolidated financial statements. Accordingly, the effects have not been retrospectively applied. The following table presents the components and preliminary allocation of the purchase price, including the measurement period adjustments:

	At Acquisition Date (As reported at September 30, 2012)	Measurement Period Adjustments (six months ended March 31, 2013)	At Acquisition Date (As adjusted and reported at March 31, 2013)
		(Dollars in millions)
Current assets	$207	$—	$207
Property, plant and equipment	385	(12)	373
Other non-current assets	72	3	75
Intangible assets	325	(5)	320
Goodwill	432	16	448
Current liabilities	(98)	(2)	(100)
Deferred non-current tax liabilities	(176)	3	(173)
Other non- current liabilities	(34)	(3)	(37)

Total purchase price	$1,113	$—	$1,113

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED

As part of the purchase price allocation, the Company determined that the separately identifiable intangible assets were customer relationships, developed technology, and trademarks in the amounts of $114 million, $149 million, and $57 million, respectively. Customer relationships and developed technology are being amortized over a weighted average period of 18 years and 20 years, respectively. Trademarks are considered to have an indefinite life and will be tested for impairment annually or when events or changes in the business environment indicate that the carrying value of the intangible assets may exceed their fair value.

The determination of the fair value of intangible assets acquired required the use of significant judgment with regard to (i) assumptions used in the valuation model; and (ii) determination of the intangible assets’ useful lives. The Company estimated the fair value of identifiable acquisition-related intangible assets principally based on projections of cash flows that will arise from these assets. The projected cash flows were discounted to determine the fair value of the assets at the date of acquisition.

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

The following table provides pro forma net sales and earnings for the three and six months ended March 31, 2012, as if Norit had been acquired on October 1, 2011. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense on assets acquired from Norit resulting from recording the fair value of assets acquired, the impact of acquisition financing with the related tax effects, and certain reclassifications to conform with the current year’s presentation. The pro forma adjustments also include non-recurring adjustments in pro forma earnings of $6 million and $19 million in the three and six months ended March 31, 2012, respectively, related to the step-up of inventory values at the acquisition date. The pro forma results do not include any synergies or other effects of the planned integration of Norit. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on October 1, 2011, nor are they indicative of the future operating results of the combined company.

	Three months ended March 31, 2012 (unaudited)	Six months ended March 31, 2012 (unaudited)
	(Dollars in millions)	(Dollars in millions)
Net sales	$928	$1,774
Income from continuing operations	55	91
Income from continuing operations per common share:
Basic	$0.86	$1.42
Diluted	$0.85	$1.41

D. Discontinued Operations

In January 2012, the Company sold its Supermetals Business to Global Advanced Metals Pty Ltd., an Australian company (“GAM”), for $452 million, including cash consideration of $175 million received on the closing date and notes receivable (“GAM Notes”) totaling $277 million payable at various dates through March 2014. In addition, the Company is entitled to receive quarterly cash payments in each calendar quarter that the GAM Notes are outstanding in an amount equal to 50% of cumulative year to date adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) of the sold business for the relevant calendar quarter. A minimum payment of $11.5 million was guaranteed in the first year after the sale regardless of the Adjusted EBITDA generated and is included in the $277 million total of GAM Notes. The carrying value of the GAM Notes at March 31, 2013 is $223 million, which is presented as Notes receivable from sale of business on the Consolidated Balance Sheet. These Notes are included in Current assets as they are due no later than March 31, 2014. Through March 31, 2013, we have received payments of $53 million under the GAM Notes, of which $19 million and $11 million were received during the first and second quarters of fiscal 2013, respectively.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED

The after-tax loss from discontinued operations of $1 million for the six months ended March 31, 2013 primarily relates to the settlement of pension liabilities of the disposed business. The operating results of the Supermetals Business prior to the sale and the gain on the sale of the business are reported within Income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Operations and have been excluded from segment results presented in Note O.

The following table summarizes the results from discontinued operations during the three and six months ended March 31, 2013 and 2012:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Net sales and other operating revenues	$—	$8	$—	$46

Income from operations before income taxes	—	3	—	21
Provision for income taxes on operations	—	—	—	(7)

Income from operations, net of tax	—	3	—	14

Gain (loss) on sale of discontinued operations	—	294	(2)	294
(Provision for) benefit from income taxes on gain (loss) on sale	—	(108)	1	(108)

Gain (loss) on sale of discontinued operations, net of tax	—	186	(1)	186

Income (loss) from discontinued operations, net of tax	$—	$189	$(1)	$200

In connection with the sale of the Supermetals Business, the Company and GAM entered into a tantalum ore supply agreement under which the Company agreed to sell to GAM all of the tantalum ore mined at the Company’s mine in Manitoba, Canada, subject to a maximum amount, for a three-year period commencing in calendar year 2013. In March 2013, the Company and GAM agreed to terminate the agreement and that the Company will ship the remaining tantalum ore inventory it has on hand as of March 31, 2013 to GAM during the remainder of fiscal 2013. Revenues, costs and expenses from this agreement during the three and six months ended March 31, 2013 are included in continuing operations of the Specialty Fluids Business.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED

E. Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three Months Ended March 31
	2013		2012		2013		2012
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$2	$3	$2	$2	$—	$—	$—	$—
Interest cost	1	3	1	2	—	—	—	—
Expected return on plan assets	(2)	(4)	(2)	(3)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	—	(1)	—
Amortization of actuarial loss	—	1	1	—	—	—	—	—
Curtailment loss	—	—	—	1	—	—	—	—

Net periodic benefit cost	$1	$3	$2	$2	$(1)	$—	$(1)	$—

	Six Months Ended March 31
	2013		2012		2013		2012
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$3	$5	$3	$3	$—	$—	$—	$—
Interest cost	3	7	3	5	1	—	1	—
Expected return on plan assets	(5)	(9)	(4)	(6)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(2)	—	(2)	—
Amortization of actuarial loss	1	2	1	1	—	—	—	—
Curtailment loss	—	—	—	1	—	—	—	—

Net periodic benefit cost	$2	$5	$3	$4	$(1)	$—	$(1)	$—

Curtailment of employee benefit plan

During the three and six months ended March 31, 2012, the Company incurred a curtailment loss in foreign employee benefit plans as a result of freezing two defined benefit plans in foreign affiliates.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED

F. Goodwill and Other Intangible Assets

Cabot had goodwill balances of $493 million and $480 million at March 31, 2013 and September 30, 2012, respectively. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the period ended March 31, 2013 are as follows:

	Reinforcement	Performance	Advanced	Purification
	Materials	Materials	Technologies	Solutions	Total
	(Dollars in millions)
Balance at September 30, 2012	$28	$11	$2	$439	$480
Measurement period adjustments(1)	—	—	—	16	16
Foreign currency translation adjustment	(2)	—	—	(1)	(3)

Balance at March 31, 2013	$26	$11	$2	$454	$493

(1)	Refer to Note C for further details related to the measurement period adjustments.

Goodwill impairment tests are performed at least annually. The Company performed its most recent annual impairment assessment as of May 31, 2012 and determined there was no impairment.

The following table provides information regarding the Company’s intangible assets:

	March 31, 2013			September 30, 2012
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(Dollars in millions)
Intangible assets with finite lives
Developed technology	$151	$(5)	$146	$151	$(2)	$149
Customer relationships(1)	114	(4)	110	121	(1)	120
Other intangible assets	6	(3)	3	6	(3)	3

Total intangible assets, finite lives	$271	$(12)	$259	$278	$(6)	$272
Trademarks, indefinite lives	57	—	57	58	—	58

Total intangible assets	$328	$(12)	$316	$336	$(6)	$330

(1)	Refer to Note C for further details related to the measurement period adjustments of intangible assets.

Intangible assets with finite lives are amortized over their estimated useful lives, which range from six to twenty years, with a weighted average amortization period of 19 years. See Note C for weighted average lives of intangible assets acquired in connection with the acquisition of Norit. Amortization expense for the three months ended March 31, 2013 and 2012 was $3 million and less than $1 million, respectively, and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Amortization expense for the six months ended March 31, 2013 and 2012 was $6 million and less than $1 million, respectively, and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $14 million each year for the next five fiscal years.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED

G. Stockholders’ Equity

In fiscal 2007, the Board of Directors authorized Cabot to repurchase up to ten million shares of Cabot’s common stock in the open market or in privately negotiated transactions. This authorization does not have a set expiration date. During the first six months of fiscal 2013, Cabot repurchased 379 shares of its common stock under this authorization. During the first six months of fiscal 2012, Cabot repurchased 934,265 shares of its common stock under this authorization for an aggregate purchase price of $30 million. As of March 31, 2013, approximately 1.6 million shares remain available for repurchase under the current authorization.

During the six months ended March 31 of fiscal 2013 and 2012, Cabot paid cash dividends to common stockholders of $26 million and $24 million, respectively.

Noncontrolling interests

The following table illustrates the noncontrolling interests activity for the periods presented:

	2013	2012
	(Dollars in millions)
Balance at September 30	$126	$129
Net income attributable to noncontrolling interests, net of tax	—	10
Noncontrolling interests foreign currency translation adjustment	—	1
Contribution from noncontrolling interests	9	4
Noncontrolling interests dividends	(13)	(12)

Balance at March 31	$122	$132

H. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at March 31, 2013.

	Payments Due by Fiscal Year
	Remainder
	of Fiscal 2013	2014	2015	2016	2017	Thereafter	Total
	(Dollars in millions)
Reinforcement Materials	$188	$308	$275	$194	$170	$2,532	$3,667
Performance Materials	21	39	35	32	29	246	402
Advanced Technologies	1	4	1	—	—	—	6
Purification Solutions	12	12	9	8	8	23	72

Total	$222	$363	$320	$234	$207	$2,801	$4,147

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED

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

Environmental Matters

As of March 31, 2013 and September 30, 2012, Cabot had $6 million and $7 million, respectively, on a discounted basis ($6 million and $7 million, respectively, on an undiscounted basis at March 31, 2013 and September 30, 2012), reserved for environmental matters primarily related to divested businesses. These amounts represent Cabot’s best estimates of the probable costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cash payments related to these environmental matters were $1 million in the first six months of fiscal 2013 and less than $1 million in the first six months of fiscal 2012. Cabot reviews the adequacy of the reserves as circumstances change at individual sites. Almost all of our reserves relate to environmental issues that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that we could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED

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

As of both March 31, 2013 and September 30, 2012, there were approximately 42,000 claimants in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. At March 31, 2013 and September 30, 2012, the reserve was $12 million and $13 million, respectively, on a discounted basis ($16 million and $17 million on an undiscounted basis at March 31, 2013 and September 30, 2012, respectively). The reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2062. Cash payments related to this liability were $1 million in the first six months of fiscal 2013 and less than $1 million in the first six months of fiscal 2012.

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

I. Income Tax Uncertainties

Cabot files U.S. federal and state and non-U.S. income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2012 tax years remain subject to examination by the IRS and various tax years from 2004 through 2012 remain subject to examination by the respective state tax authorities. In significant non-U.S. jurisdictions, various tax years from 2003 through 2012 remain subject to examination by their respective tax authorities. Cabot’s significant non-U.S. jurisdictions include Argentina, Canada, China, France, Germany, Italy, Japan, the Netherlands, and the United Kingdom.

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

During the three and six months ended March 31, 2013, there were no material changes in the amount of unrecognized tax benefits.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED

J. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2013	2012	2013	2012
	(Dollars and shares in millions, except per share amounts)
Basic EPS:
Net income attributable to Cabot Corporation	$27	$240	$47	$286
Less: Dividends and dividend equivalents to participating securities	—	—	—	—
Less: Undistributed earnings allocated to participating securities(1)	—	3	—	3

Earnings allocated to common shareholders (numerator)	$27	$237	$47	$283

Weighted average common shares and participating securities outstanding	64.3	63.8	64.2	64.0
Less: Participating securities(1)	0.6	0.6	0.6	0.6

Adjusted weighted average common shares (denominator)	63.7	63.2	63.6	63.4

Amounts per share - basic:
Income from continuing operations attributable to Cabot Corporation	$0.43	$0.80	$0.76	$1.35
Income (loss) from discontinued operations	—	2.94	(0.02)	3.11

Net income attributable to Cabot Corporation	$0.43	$3.74	$0.74	$4.46

Diluted EPS:
Earnings allocated to common shareholders	$27	$237	$47	$283
Plus: Earnings allocated to participating securities	—	3	—	3
Less: Adjusted earnings allocated to participating securities(2)	—	(3)	—	(3)

Earnings allocated to common shareholders (numerator)	$27	$237	$47	$283

Adjusted weighted average common shares outstanding	63.7	63.2	63.6	63.4
Effect of dilutive securities:
Common shares issuable(3)	0.7	0.8	0.7	0.7

Adjusted weighted average common shares (denominator)	64.4	64.0	64.3	64.1

Amounts per share - diluted:
Income from continuing operations attributable to Cabot Corporation	$0.42	$0.78	$0.75	$1.33
Income (loss) from discontinued operations	—	2.92	(0.02)	3.08

Net income attributable to Cabot Corporation	$0.42	$3.70	$0.73	$4.41

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Calculation of undistributed earnings:
Net income attributable to Cabot Corporation	$27	$240	$47	$286
Less: Dividends declared on common stock	13	12	26	24
Less: Dividends declared on participating securities	—	—	—	—

Undistributed earnings	$14	$228	$21	$262

Allocation of undistributed earnings:
Undistributed earnings allocated to common shareholders	$14	$225	$21	$259
Undistributed earnings allocated to participating shareholders	—	3	—	3

Undistributed earnings	$14	$228	$21	$262

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Supplemental Retirement Savings Plan; and (iii) assumed issuance of shares under outstanding performance-based restricted stock unit awards issued under Cabot’s equity incentive plans. For the three and six months ended March 31, 2013, 308,000 and 418,000 incremental shares of common stock, respectively, were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three and six months ended March 31, 2012, 304,000 and 539,000 incremental shares of common stock, respectively, were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED

K. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Cost of sales	$18	$9	$21	$11
Selling and administrative expenses	1	—	3	1
Research and technical expenses	—	—	1	—

Total	$19	$9	$25	$12

Details of these restructuring activities and the related reserves during the three months ended March 31, 2013 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at December 31, 2012	$3	$2	$—	$2	$7
Charges	2	—	17	—	19
Costs charged against assets/liabilities	—	—	(17)	—	(17)
Cash paid	(1)	—	—	(1)	(2)

Reserve at March 31, 2013	$4	$2	$—	$1	$7

Details of these restructuring activities and the related reserves during the six months ended March 31, 2013 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at September 30, 2012	$2	$1	$—	$2	$5
Charges	5	—	18	2	25
Costs charged against assets / liabilities	—	1	(18)	(2)	(19)
Cash paid	(3)	—	—	(1)	(4)

Reserve at March 31, 2013	$4	$2	$—	$1	$7

Closure of Port Dickson, Malaysia Manufacturing Facility

On April 26, 2013, the Company announced that the Board of its joint venture carbon black company, Cabot Malaysia Sdn. Bhd. (“CMSB”), decided to cease carbon black production at its Port Dickson, Malaysia, facility by the end of July 2013. The Company holds a 51 percent equity share in CMSB.

The decision, which will affect approximately 90 carbon black employees, was driven by the facility’s manufacturing inefficiencies and raw materials costs.

As a result of the planned shutdown of production, the Company evaluated the facility assets for impairment, and determined that certain assets would not be recoverable based on their estimated remaining cash flows. Accordingly, during the second quarter of fiscal 2013, the consolidated joint venture recorded pre-tax costs of approximately $16 million for the impairment of assets at the facility. The Company’s net income is attributable to Cabot Corporation and to the non-controlling interest in its subsidiaries. The portion of the charges that are allocable to the noncontrolling interest in CMSB (49%) are recorded as Net (loss) income attributable to noncontrolling interests on the Consolidated Statement of Operations.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED

The Company expects that the closure of the plant will result in total pre-tax charges to the consolidated joint venture of approximately $28 million. The expected charges are comprised of asset impairments of $16 million, site demolition, clearing and environmental remediation of $9 million, and severance charges of $3 million.

Cumulative net cash outlays related to this plan are expected to be approximately $12 million comprised primarily of $9 million for site demolition, clearing and environmental remediation, and $3 million for severance. Through March 31, 2013, Cabot has not made any cash payments related to this plan. The Company expects to make net cash payments of $1 million during the remainder of fiscal 2013, mainly for severance, and $11 million in fiscal 2014. These amounts exclude any potential proceeds that may be recognized on the sale of land and certain other manufacturing assets.

As of March 31, 2013, Cabot has no accrued restructuring costs in the Consolidated Balance Sheet related to this site closure.

Closure of Hong Kong, China Manufacturing Facility

In March 2012, the Company ceased manufacturing operations at its specialty compounds plant in Hong Kong and moved these operations primarily to its facility in Tianjin, China, which impacted 64 employees.

The Company expects the closure plan will result in a total pre-tax charge to earnings of approximately $9 million, not including the potential gain on sale of land. Through March 31, 2013, the Company has charged approximately $7 million to earnings for this restructuring, comprised mainly of accelerated depreciation, severance and other closure related charges.

Cumulative net cash outlays related to this plan are expected to be approximately $2 million, comprised primarily of $1 million for severance and $1 million for site clearing and demolition costs. These amounts exclude any potential cash to be received on the sale of land. Through March 31, 2013, Cabot has made cash payments of less than $1 million. The Company expects to make net cash payments of less than $1 million during the remainder of fiscal 2013 and $1 million thereafter.

As of March 31, 2013, Cabot has $1 million of accrued restructuring costs in the Consolidated Balance Sheet related to this site closure for accrued severance charges.

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

Through March 31, 2013, Cabot has made net cash payments of $9 million associated with this restructuring plan including $6 million of severance and employee benefits, $3 million for demolition and site clearing costs, $3 million of post-closing and other costs, partially offset by proceeds of $3 million from asset sales. The Company expects to make additional severance cash payments of less than $1 million in the remainder of fiscal 2013.

As of March 31, 2013, Cabot has less than $1 million of accrued severance costs in the Consolidated Balance Sheet related to this site closure.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED

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

Net cash outlays related to these actions are expected to be approximately $75 million. Through March 31, 2013, Cabot has made net cash payments of $71 million. During the remainder of fiscal 2013 and thereafter, the Company expects to make net payments totaling $4 million, not including potential proceeds from the sale of a former manufacturing site.

As of March 31, 2013, Cabot has $4 million of restructuring costs in accrued expenses in the Consolidated Balance Sheet related to this plan for accrued environmental remediation and other costs.

Other Activities

Through March 31, 2013, the Company has recorded pre-tax charges of $11 million for severance-related activity and $1 million for asset write-offs at other locations. Cabot has recorded pre-tax charges of approximately $6 million and less than $1 million during the first six months of fiscal 2013 and 2012, respectively, related to these actions. Through March 31, 2013, Cabot has made cash payments of $8 million related to these activities and expects to pay $2 million in the remainder of fiscal 2013 and $1 million thereafter for severance and other post close operating costs at the impacted locations. As of March 31, 2013, Cabot has $2 million of accrued severance costs in the Consolidated Balance Sheet related to these activities.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2, or transfers into or out of Level 3, during the first six months of either fiscal 2013 or 2012.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and September 30, 2012. The derivatives presented in the table below are presented by derivative type, net of the legal right to offset derivative settlements by each counterparty:

	March 31, 2013	September 30, 2012
	Level 2 Inputs	Level 2 Inputs
	(Dollars in millions)
Assets at fair value:
Guaranteed investment contract(1)	$13	$14
Derivatives relating to interest rates(2)	1	2

Total assets at fair value	$14	$16

Liabilities at fair value:
Derivatives relating to foreign currency(2)	$25	$28
Hedged long-term debt(3)	36	36

Total liabilities at fair value	$61	$64

(1)	Included in “Other assets” in the Consolidated Balance Sheets.
(2)	Included in “Prepaid expenses and other current assets” or “Accounts payable and accrued liabilities” in the Consolidated Balance Sheets.
(3)	Included in “Current portion of long-term debt” in the Consolidated Balance Sheets.

At March 31, 2013 and September 30, 2012, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt were $1.1 billion and $1.2 billion, respectively, at both March 31, 2013 and September 30, 2012. The fair values of Cabot’s fixed rate long-term debt and capital lease obligations are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and capital lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

The GAM Notes are classified as Level 3 instruments within the fair value hierarchy because they are valued using a valuation model with significant unobservable inputs. The carrying value and fair value of the GAM Notes were both $223 million at March 31, 2013 and the carrying value and fair value were both $252 million at September 30, 2012. The valuation used is the discounted cash flow model and the significant inputs are the discount rate, Adjusted EBITDA forecast, and timing of expected cash flows from GAM.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot’s credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. The Company minimizes counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. As of March 31, 2013, the counterparties with which the Company has executed derivatives carried a Standard and Poor’s credit rating between A and AA-, inclusive. Cabot’s exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed at March 31, 2013 or September 30, 2012.

Interest Rate Risk Management

Cabot’s objective is to maintain a certain fixed-to-variable interest rate mix on the Company’s debt obligations. Cabot enters into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. The following table provides details of the derivatives held as of March 31, 2013 and September 30, 2012 to manage interest rate risk.

	Borrowing	Notional Amount		Hedge Designation
Description		March 31, 2013	September 30, 2012
Interest Rate Swap—Fixed to Variable	Eurobond (20% of $175 million)	USD 35 million	USD 35 million	Fair Value

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED

In certain situations where the Company has forecasted purchases under a long-term commitment or forecasted sales denominated in a foreign currency, Cabot may enter into appropriate financial instruments in accordance with the Company’s risk management policy to hedge future cash flow exposures. The following table provides details of the derivatives held as of March 31, 2013 and September 30, 2012 to manage foreign currency risk:

Notional Amount
Description	Borrowing	March 31, 2013	September 30, 2012	Hedge Designation

Cross Currency Swap	Eurobond (80% of $175 million)	USD 140 million swapped to EUR 124 million	USD 140 million swapped to EUR 124 million	No designation

Cross Currency Swap	Eurobond (20% of $175 million)	USD 35 million swapped to EUR 31 million	USD 35 million swapped to EUR 31 million	No designation

Forward Foreign Currency Contracts (1)	N/A	USD 41 million	USD 106 million	No designation

Forward Foreign Currency Contracts (1)	N/A	USD 0 million	USD 3 million	Cash Flow

(1)	Cabot’s forward foreign exchange contracts are denominated primarily in the Australian dollar, British pound sterling, Canadian dollar, Chinese renminbi, and Euro.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED

For both the three and six months ended March 31, 2013 and 2012, for derivatives designated as hedges, the change in unrealized gains in Accumulated other comprehensive income, the hedge ineffectiveness recognized in earnings, the realized gains or losses reclassified from Accumulated other comprehensive income, and the losses reclassified from Accumulated other comprehensive income to earnings were immaterial.

For the three and six months ended March 31, 2013, losses of $6 million and $2 million, respectively, were recognized in earnings as a result of the remeasurement to Euros of the $175 million bond issued by one of Cabot’s European subsidiaries. These losses, which were recognized in earnings through Other income (expense) within the Consolidated Statement of Operations, were offset by gains of $7 million and $3 million, for the three and six months ended March 31, 2013, respectively, from Cabot’s cross currency swaps that are not designated as hedges, but which Cabot entered into to offset the foreign currency translation exposure on the debt. Additionally, during the three and six months ended March 31, 2013, Cabot recognized in earnings through Other income (expense) within the Consolidated Statement of Operations gains of $3 million and $9 million, respectively, related to its foreign currency forward contracts, which were not designated as hedges.

For the three and six months ended March 31, 2012, gains of $4 million and losses of $5 million, respectively, were recognized in earnings as a result of the remeasurement to Euros of the $175 million bond issued by one of Cabot’s European subsidiaries. These gains and losses, which were recognized in earnings through Other income (expense) within the Consolidated Statement of Operations, were offset by losses of $3 million and gains of $5 million, respectively, from Cabot’s cross currency swaps that are not designated as hedges, but which Cabot entered into to offset the foreign currency translation exposure on the debt. Additionally, during the three and six months ended March 31, 2012, Cabot recognized in earnings through Other income (expense) within the Consolidated Statement of Operations gains of $10 million and $9 million, respectively, related to its foreign currency forward contracts, which were not designated as hedges.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED

The following table provides the fair value and Consolidated Balance Sheet presentations of derivative instruments by each derivative type, without regard to the legal right to offset derivative settlement by each counterparty:

Fair Value of Derivative Instruments	Consolidated Balance Sheet Caption	March 31, 2013	September 30, 2012
		(Dollars in millions)
Asset Derivatives
Derivatives designated as hedges
Interest rate(1)	Accounts payable and accrued liabilities	$1	$2

Total derivatives designated as hedges		$1	$2

Derivatives not designated as hedges
Other(2)	Prepaid expenses and other current assets	—	1

Total derivatives not designated as hedges		$—	$1

Total Asset Derivatives		$1	$3

Liability Derivatives
Derivatives not designated as hedges
Foreign currency(1)	Accounts payable and accrued liabilities and Other liabilities	$25	$28
Other(2)	Prepaid expenses and other current assets	—	1

Total derivatives not designated as hedges		$25	$29

Total Liability Derivatives		$25	$29

(1)

Contracts of $1 million and $2 million presented on a gross basis in this table at March 31, 2013 and September 30, 2012, respectively, have the legal right to offset against other types of contracts with a common counterparty and, therefore, are presented on a net basis in “Accounts payable and accrued liabilities” in the Consolidated Balance Sheet.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED

N. Venezuela

Cabot owns 49% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of March 31, 2013, these subsidiaries carried the operating affiliate investment of $25 million and held 20 million bolivars ($3 million) in cash.

In February 2013, the Venezuelan government announced a devaluation of the bolivar from 4.3 bolivars to the U.S. dollar (B/$) to 6.3 B/$. Accordingly, the Company remeasured the bolivar denominated monetary accounts in its wholly owned subsidiaries at the new rate, resulting in the recognition of a $2 million loss in the second quarter of fiscal 2013 through other income (expense) within the Consolidated Statements of Operations. The Company also recognized a tax benefit of $2 million from a reduction in the deferred tax liability due to the impact of the devaluation of the bolivar on unremitted earnings. The operating affiliate recognized a $1 million loss in the second quarter of fiscal 2013 as a result of the remeasurement of monetary assets and liabilities in bolivars and a charge of $1 million from the tax impact of the currency devaluation mainly on U.S. dollar and Euro denominated cash and receivable balances. Cabot’s share of these combined losses was approximately $1 million in the quarter ended March 31, 2013, which was included within the Equity in earnings of affiliated companies line of the Consolidated Statements of Operations.

As a result of the currency devaluation, the Company performed an impairment analysis on its equity investment in Venezuela during the second quarter of fiscal 2013 using the discounted cash flow model to determine the fair value of its investment. The Company determined that there was no impairment to the carrying value of its equity investment. The Company continues to closely monitor developments in Venezuela and their potential impact on the recoverability of its equity affiliate investment.

During the six months ended March 31, 2013 and 2012, the operating affiliate declared dividends of 10 million bolivars ($2 million) and 11 million bolivars ($3 million), respectively, to the Company’s wholly owned subsidiaries, which were paid in U.S. dollars. The Company repatriated $2 million from its wholly owned subsidiaries during the six months ended March 31, 2013 and did not repatriate any cash during the six months ended March 31, 2012.

The Venezuelan bolivars held by the Company’s wholly owned subsidiaries may only be exchanged for foreign currencies through certain Venezuelan government controlled channels. The channels available are the Venezuelan central bank (“CADIVI”), and Venezuelan government and government-backed bond offerings. The bond offerings use a bidding process, where companies and individuals requiring U.S. dollars place a request for a fixed sum, and CADIVI then determines how to allocate the pool of U.S. dollars in that issuance. The Company closely monitors its ability to convert its bolivar holdings into U.S. dollars, as the Company intends to convert substantially all bolivars held by its wholly owned subsidiaries in Venezuela to U.S. dollars as soon as practical. Any future change in the CADIVI official rate or opening of additional parallel markets could lead the Company to change the exchange rate and result in gains or losses on the bolivar denominated assets held by its wholly owned subsidiaries.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED

O. Financial Information by Segment

The Company identifies a business as an operating segment if: i) it engages in business activities from which it may earn revenues and incur expenses; ii) its operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance; and iii) it has available discrete financial information. The Company has determined that all of its businesses are operating segments. The CODM reviews financial information at the operating segment level to allocate resources and to assess the operating results and financial performance for each operating segment. Operating segments are aggregated into a reportable segment if the operating segments are determined to have similar economic characteristics and if the operating segments are similar in the following areas: i) nature of products and services; ii) nature of production processes; iii) type or class of customer for their products and services; iv) methods used to distribute the products or provide services; and v) if applicable, the nature of the regulatory environment.

The Company has four reportable segments: Reinforcement Materials, Performance Materials, Advanced Technologies and Purification Solutions. Reinforcement Materials represents the Company’s Rubber Blacks Business. Purification Solutions represents the Company’s Activated Carbon Business. Performance Materials is an aggregation of the Specialty Carbons and Compounds and Fumed Metal Oxides Businesses, which are similar in terms of economic characteristics, nature of products, processes, customer class and product distribution methods.

The Company has combined and disclosed five of its operating segments (Specialty Fluids, Inkjet Colorants, Aerogel, Elastomer Composites and Security Materials) into an other segment labeled “Advanced Technologies”. These operating segments do not meet the thresholds to be reported as separate reportable segments.

Reportable segment operating profit (loss) before interest and taxes (“Segment EBIT”) is presented for each reportable segment in the financial information by reportable segment table below on the line entitled Income (loss) before taxes. Segment EBIT excludes certain items, meaning items considered by management to be unusual and not representative of segment results. In addition, Segment EBIT includes Equity in earnings of affiliated companies, the full operating results of a contractual joint venture in Purification Solutions, royalties paid by equity affiliates and Net (loss) income attributable to noncontrolling interests, net of tax, but excludes Interest expense, foreign currency transaction gains and losses, interest income, dividend income, unearned revenue, the effects of LIFO accounting for inventory, and unallocated general and corporate costs.

Financial information by reportable segment is as follows:

	Reinforcement	Performance	Advanced	Purification	Segment	Unallocated	Consolidated
	Materials	Materials	Technologies	Solutions	Total	and Other(1),(3)	Total
	(Dollars in millions)
Three months ended March 31, 2013
Revenues from external customers(2)	$459	$243	$41	$79	$822	$20	$842
Income (loss) before taxes(3)	$41	$37	$8	$3	$89	$(53)	$36
Three months ended March 31, 2012
Revenues from external customers(2)	$534	$235	$57	N/A	$826	$18	$844
Income (loss) before taxes(3)	$72	$35	$16	N/A	$123	$(47)	$76
Six months ended March 31, 2013
Revenues from external customers(2)	$934	$439	$79	$172	$1,624	$38	$1,662
Income (loss) before taxes(3)	$91	$63	$15	$10	$179	$(102)	$77
Six months ended March 31, 2012
Revenues from external customers(2)	$1,023	$440	$96	N/A	$1,559	$47	$1,606
Income (loss) before taxes(3)	$127	$56	$21	N/A	$204	$(73)	$131

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED

(1)

Unallocated and other includes certain items and eliminations necessary to reflect management’s reporting of operating segment results. These items are reflective of the segment reporting presented to the Chief Operating Decision Maker.

(2)	Unallocated and other reflects royalties paid by equity affiliates, external shipping and handling fees, and the impact of the corporate adjustment for unearned revenue.

	Three Months Ended March 31		Six Months Ended March 31
	2013	2012	2013	2012
	(Dollars in millions)
Royalties paid by equity affiliates, other operating revenues, and the impact of corporate adjustments for unearned revenue, and unconsolidated equity affiliates	$—	$(5)	$(3)	$4
Shipping and handling fees	20	23	41	43

Total	$20	$18	$38	$47

(3)	Income (loss) from continuing operations before taxes that are categorized as Unallocated and Other includes:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2013	2012	2013	2012
	(Dollars in millions)
Interest expense	$(16)	$(9)	$(32)	$(19)
Total certain items, pre-tax(a)	(20)	(9)	(40)	(14)
Equity in earnings of affiliated companies(b)	(3)	(3)	(6)	(4)
Unallocated corporate costs(c)	(16)	(18)	(29)	(32)
General unallocated income (expense)(d)	2	(8)	5	(4)

Total	$(53)	$(47)	$(102)	$(73)

(a)	Certain items are items that management does not consider to be representative of operating segment results and they are, therefore, excluded from Segment EBIT. Certain items, pre-tax, for the three months ended March 31, 2013 include $19 million related to global restructuring activities and $2 million for acquisition-related charges (consisting of $2 million for certain other one-time integration costs) offset by $1 million of foreign currency gain on revaluation. Certain items, pre-tax, for the six months ended March 31, 2013 include $25 million related to global restructuring activities and $16 million for acquisition-related charges (consisting of $5 million for certain other one-time integration costs and $11 million of charges related to acquisition accounting adjustments for the acquired inventory) offset by $1 million of foreign currency gain on revaluation. Certain items, pre-tax, for the three months ended March 31, 2012 include $9 million related to global restructuring activities. Certain items, pre-tax, for the six months ended March 31, 2012 include $12 million related to global restructuring activities and $2 million for environmental and legal reserves.
(b)	Equity in earnings of affiliated companies is included in Segment EBIT and is removed from Unallocated and other to reconcile to income (loss) from operations before taxes.
(c)	Unallocated corporate costs are not controlled by the operating segments and primarily benefit corporate interests.
(d)	General unallocated income (expense) consists of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, the impact of accounting for certain inventory on a LIFO basis, and the profit or loss related to the corporate adjustment for unearned revenue.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED

Performance Materials is comprised of two businesses that sell the following products: specialty grades of carbon black and thermoplastic concentrates and compounds (the Specialty Carbons and Compounds Business); and fumed silica, fumed alumina and dispersions thereof (the Fumed Metal Oxides Business). The net sales from each of these businesses for the three and six months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2013	2012	2013	2012
	(Dollars in millions)
Specialty Carbons and Compounds	$173	$173	$305	$324
Fumed Metal Oxides	70	62	134	116

Total Performance Materials	$243	$235	$439	$440

The net sales from each of the Advanced Technologies businesses are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2013	2012	2013	2012
	(Dollars in millions)
Inkjet Colorants	$12	$15	$28	$30
Aerogel	3	5	8	9
Security Materials	2	3	3	5
Elastomer Composites	4	7	12	11
Specialty Fluids	20	27	28	41

Total Advanced Technologies	$41	$57	$79	$96

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table shows the relative size of the revenue recognized in each of our reportable segments.

	Three months ended		Six months ended
	March 31		March 31
	2013	2012	2013	2012
Reinforcement Materials	56%	65%	57%	65%
Performance Materials	29%	28%	27%	28%
Advanced Technologies	5%	7%	5%	7%
Purification Solutions	10%	N/A	11%	N/A

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

We maintain allowances for doubtful accounts based on an assessment of the collectability of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the first six months of fiscal 2013 and 2012 were immaterial. There is no off-balance sheet credit exposure related to customer receivable balances.

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

Goodwill is not amortized but is reviewed for impairment annually, as of May 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. The separate businesses included within Performance Materials and Advanced Technologies are considered separate reporting units. Goodwill balances relative to these segments are recorded in the Fumed Metal Oxides reporting unit within Performance Materials and the Security Materials reporting unit within Advanced Technologies.

As of March 31, 2013, our goodwill balance is allocated among four reportable segments: Purification Solutions, $454 million, Reinforcement Materials, $26 million, Performance Materials, $11 million, and Advanced Technologies, $2 million. The goodwill allocated to Purification Solutions is based on preliminary estimates of the fair value of assets acquired and liabilities assumed from the acquisition of Norit on July 31, 2012 as the Company is continuing to obtain information to complete its valuation of these accounts and the associated tax accounting.

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

Our current estimate of the cost of our share of existing and future respirator liability claims is based on facts and circumstances existing at this time and the amount accrued is recognized on a discounted basis. Developments that could affect our estimate include, but are not limited to, (i) significant changes in the number of future claims, (ii) changes in the rate of dismissals without payment of pending silica and non-malignant asbestos claims, (iii) significant changes in the average cost of resolving claims, (iv) significant changes in the legal costs of defending these claims, (v) changes in the nature of claims received, (vi) changes in the law and procedure applicable to these claims, (vii) the financial viability of other parties which contribute to the settlement of respirator claims, (viii) a change in the availability of insurance coverage maintained by the entity from which we acquired the safety respiratory products business or the indemnity provided by its former owner, (ix) changes in the allocation of costs among the various parties paying legal and settlement costs and (x) a determination that the assumptions that were used to estimate our share of liability are no longer reasonable. We cannot determine the impact of these potential developments on our current estimate of our share of liability for these existing and future claims. Accordingly, the actual amount of these liabilities for existing and future claims could be different than the reserved amount. Further, if the timing of our actual payments made for respirator claims differs significantly from our estimated payment schedule, and we determine that we can no longer reasonably predict the timing of such payments, we could then be required to record the reserve amount on an undiscounted basis on our Consolidated Balance Sheets, causing an immediate impact to earnings.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $51 million and $52 million higher as of March 31, 2013 and September 30, 2012, respectively. The cost of Specialty Fluids inventories is determined using the average cost method. The cost of other U.S. and non-U.S. inventories is determined using the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales. If, however, we were using a FIFO method, our purchases from earlier periods, which were at lower prices, would instead be the first charged to cost of sales. The opposite result could occur during a period of rapid decline in raw material costs.

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

The discussion under the heading “Provision for income taxes” includes a discussion of our “effective tax rate” and our “operating tax rate” and includes a reconciliation of the two rates. Our operating tax rate is a non-GAAP financial measure and should not be considered as an alternative to our effective tax rate, the most comparable GAAP financial measure. In calculating our operating tax rate, we exclude discrete tax items, which include: i) unusual or infrequent items such as a significant release of a valuation allowance, ii) items related to uncertain tax positions such as the tax impact of audit settlements, interest on tax reserves, and the release of tax reserves from the expiration of statutes of limitations, and iii) other discrete tax items, such as the tax impact of legislative changes, the timing of losses in certain jurisdictions and the cumulative rate adjustment, if applicable. We also exclude the tax impact of certain items, as defined below in the discussion of Total Segment EBIT, on both operating income and the tax provision. Our definition of the operating tax rate may not be comparable to the definition used by other companies. Management believes that the non-GAAP financial measure is useful supplemental information because it helps our investors compare our tax rate year to year on a consistent basis and understand what our tax rate on current operations would be without the impact of these items which we do not believe are reflective of the underlying business results.

Total Segment EBIT is a non-GAAP performance measure, and should not be considered an alternative for Income from continuing operations before taxes, the most directly comparable GAAP financial measure. In calculating Total Segment EBIT, we make certain adjustments such as excluding certain items, meaning items that management does not consider representative of our fundamental segment results, as well as items that are not allocated to our business segments, such as interest expense and other corporate costs. Our Chief Operating Decision Maker uses Segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total Segment EBIT provides useful supplemental information for our investors as it is an important indicator of the Company’s operational strength and performance. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another. A reconciliation of Total Segment EBIT to Income from continuing operations before income taxes and equity in earnings of affiliated companies is provided in Note O of our consolidated financial statements.

Cabot is organized into four reportable business segments: Reinforcement Materials, Performance Materials, Advanced Technologies and Purification Solutions. Cabot is also organized for operational purposes into three geographic regions: the Americas; Europe, Middle East and Africa; and Asia Pacific. Discussions of all periods reflect these structures.

Our analysis of financial condition and operating results should be read with our consolidated financial statements and accompanying notes.

Overview

During the second quarter and first six months of fiscal 2013, Income from continuing operations before income taxes and equity in earnings of affiliated companies decreased compared to the second quarter and first six months of fiscal 2012. The decrease in both comparative periods was principally driven by lower volumes as a result of the challenging macroeconomic environment. The lower volumes were partially offset by the addition of the Purification Solutions segment. The Purification Solutions segment represents the Norit business that was acquired on July 31, 2012.

During the second quarter of fiscal 2012, we completed the sale of our Supermetals Business. The gain on the sale is included in Income (loss) from discontinued operations, net of tax, presented on the Consolidated Statements of Operations.

Second Quarter and First Six Months Fiscal 2013 versus Second Quarter and First Six Months Fiscal 2012—Consolidated

Net Sales and Gross Profit

	Three months ended		Six months ended
	March 31		March 31
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Net sales and other operating revenues	$842	$844	$1,662	$1,606
Gross profit	$144	$173	$291	$316

The $2 million decrease in net sales from the second quarter of fiscal 2012 to the second quarter of fiscal 2013 was due primarily to lower volumes ($66 million) and the unfavorable impact of foreign currency translation ($15 million). These items were partially offset by the addition of Purification Solutions (approximately $79 million). For the first six months of fiscal 2013, net sales increased by $56 million when compared to the same period of fiscal 2012. The increase was driven primarily by the addition of Purification Solutions (approximately $172 million). The improvement was partially offset by lower volumes ($94 million) and the unfavorable impact of foreign currency translation ($24 million).

Gross profit decreased by $29 million in the second quarter of fiscal 2013 and by $25 million in the first six months of fiscal 2013 when compared to the same periods of fiscal 2012. The decrease in both periods was principally driven by lower volumes.

Selling and Administrative Expenses

	Three months ended		Six months ended
	March 31		March 31
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Selling and administrative expenses	$77	$66	$150	$131

Selling and administrative expenses increased by $11 million in the second quarter of fiscal 2013 and $19 million in the first six months of fiscal 2013 when compared to the same periods of fiscal 2012. The increase was principally driven by the addition of Purification Solutions and higher professional fees and other costs related to the integration of Norit.

Research and Technical Expenses

	Three months ended		Six months ended
	March 31		March 31
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Research and technical expenses	$18	$20	$37	$37

Research and technical expenses decreased $2 million in the second quarter of fiscal 2013 when compared to the same period of fiscal 2012. The decrease was primarily due to fees for a technology license agreement ($3 million) in the second quarter of fiscal 2012 that did not repeat in the second quarter of fiscal 2013. Research and technical expenses were consistent in the first six months of fiscal 2013 as compared to the same period in fiscal 2012 as higher expenses related to the addition of Purification Solutions were offset by fees for a technology license agreement that were incurred in fiscal 2012, but did not repeat in fiscal 2013.

Interest and Dividend Income, Interest Expense and Other Income (Expense)

	Three months ended		Six months ended
	March 31		March 31
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Interest and dividend income	$1	$1	$2	$2
Interest expense	$16	$9	$32	$19
Other income (expense)	$2	$(3)	$3	$—

Interest and dividend income was consistent in the second quarter and first six months of fiscal 2013 as compared to the same periods in fiscal 2012.

Interest expense increased $7 million and $13 million in the second quarter and first six months of fiscal 2013 when compared to the same periods in fiscal 2012 due to a higher debt balance as a result of the financing of the Norit acquisition.

Other income (expense) in the second quarter and first six months of fiscal 2013 increased $5 million and $3 million as compared to the same periods in fiscal 2012 due to a favorable comparison of foreign currency movements.

Provision for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three months ended				Six months ended
	March 31				March 31
	2013		2012		2013		2012
	(Dollars in millions)				(Dollars in millions)
Provision for income taxes	$16		$23		$35		$39
Effective tax rate	43%		30%		45%		30%
Impact of discrete tax items:
(1) Unusual or infrequent items	(9%	)	—		(13%	)	—
(2) Items related to uncertain tax positions	7%		1%		3%		(1%	)
(3) Other discrete tax items	4%		(3%	)	—		(2%	)
Impact of certain items	(18%	)	(2%	)	(8%	)	(1%	)
Operating tax rate	27%		26%		27%		26%

During the second quarter of fiscal 2013, we recorded a tax provision of $16 million, resulting in an effective tax rate of 43%. This amount included a net discrete tax charge of approximately $1 million including charges of $5 million for the tax impact of certain currency losses and $1 million for various other items and benefits of $2 million from the Venezuela currency devaluation, $2 million from the settlements of various tax audits, and $2 million for the renewal of the U.S. research and experimentation credit. The operating tax rate for the second quarter of fiscal 2013 was 27%. During the second quarter of fiscal 2012, we recorded a tax provision of $23 million, resulting in an effective tax rate of 30%. This amount included a net discrete tax benefit of $1 million. The operating tax rate for the second quarter of fiscal 2012 was 26%. The increase in the operating tax rate in the second quarter of fiscal 2013 is primarily due to a change in our geographic mix of earnings.

For the first six months of fiscal 2013, we recorded a net tax provision of $35 million, resulting in an effective tax rate of 45%. This amount included a net discrete tax charge of $7 million including charges of $12 million for the tax impact of certain currency losses and $1 million for various other items and benefits for $2 million from the Venezuela currency devaluation, $2 million from the settlements of various tax audits, and $2 million for the renewal of the U.S. research and experimentation credit. For the first six months of fiscal 2012, we recorded a net tax provision of $39 million, resulting in an overall tax rate of 30%. This amount included a net discrete tax charge of $1 million. The operating tax rate for the first six months of fiscal 2012 was approximately 26%. The increase in the operating tax rate for the first six months of fiscal 2013 is primarily due to a change in our geographic mix of earnings.

We are currently under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2013, which may impact our tax expense and effective tax rate going forward. We expect our operating tax rate for fiscal 2013 to be between 25% and 27%.

Equity in Earnings of Affiliated Companies and Net (Loss) Income Attributable to Noncontrolling Interests

	Three months ended		Six months ended
	March 31		March 31
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Equity in earnings of affiliated companies	$3	$3	$6	$4
Net (loss) income attributable to noncontrolling interests	$(4)	$5	$—	$10

Equity in earnings of affiliated companies was consistent in the second quarter of fiscal 2013 compared to the same period in fiscal 2012. Equity in earnings of affiliated companies for the first six months of fiscal 2013 increased $2 million from the same period of fiscal 2012 as earnings of our affiliates improved.

Net (loss) income attributable to noncontrolling interests decreased $9 million in the second quarter of fiscal 2013 and $10 million in the first six months of fiscal 2013 as compared to the same periods of fiscal 2012 due to charges associated with the announced restructuring in Malaysia and lower profitability of our joint ventures in China.

Income (Loss) from Discontinued Operations, net of tax

During the second quarter of fiscal 2012, we divested our Supermetals Business and, accordingly, for all periods we have classified the income or loss from the Supermetals Business as Income (loss) from discontinued operations, net of tax. Income (loss) from discontinued operations, net of tax, decreased $189 million in the second quarter of fiscal 2013 when compared to the second quarter of fiscal 2012 and $201 million in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012 because we recognized the gain on the sale of the business in fiscal 2012 and no longer operated the business in fiscal 2013.

Net Income Attributable to Cabot Corporation

In the second quarter and first six months of fiscal 2013, we reported Net income attributable to Cabot Corporation of $27 million and $47 million, respectively ($0.42 and $0.73 per diluted common share, respectively). This is compared to $240 million and $286 million, respectively ($3.70 and $4.41 per diluted common share, respectively) in the second quarter and first six months of fiscal 2012.

Second Quarter Fiscal 2013 versus Second Quarter Fiscal 2012—By Business Segment

Total segment EBIT, certain items, other unallocated items and income from continuing operations before taxes for the three months and six months ended March 31, 2013 and 2012 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note O of our consolidated financial statements.

	Three months ended		Six months ended
	March 31		March 31
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Total segment EBIT	$89	$123	$179	$204
Certain items	(20)	(9)	(40)	(14)
Other unallocated items	(33)	(38)	(62)	(59)

Income from continuing operations before income taxes and equity in earnings of affiliated companies	$36	$76	$77	$131

In the second quarter of fiscal 2013, total segment EBIT decreased by $34 million when compared to the same period of fiscal 2012. The decrease was principally driven by lower volumes ($30 million) and lower unit margins ($6 million).

In the first six months of fiscal 2013, total segment EBIT decreased by $25 million when compared to the same period of fiscal 2012. The decrease was principally driven by lower volumes ($41 million). The results were partially offset by the addition of Purification Solutions ($10 million) and lower selling and administrative expenses ($5 million).

Certain Items

Details of the certain items for the second quarter and first six months of fiscal 2013 and 2012 are as follows:

	Three months ended		Six months ended
	March 31		March 31
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Global restructuring activities	$(19)	$(9)	$(25)	$(12)
Acquisition-related charges	(2)	—	(16)	—
Environmental and legal reserves	—	—	—	(2)
Foreign currency gain on revaluations	1	—	1	—

Total certain items, pre-tax	(20)	(9)	(40)	(14)

Tax-related certain items
Tax impact of certain items	(1)	1	5	2
Tax impact of certain foreign exchange losses	(5)	(3)	(12)	(3)
Discrete tax items	5	1	5	(1)

Total tax related certain items	(1)	(1)	(2)	(2)

Total certain items after tax	$(21)	$(10)	$(42)	$(16)

Certain items for the second quarter and first six months of fiscal 2013 include charges related to restructuring initiatives, acquisition-related charges and tax certain items. Details of restructuring activities are included in Note K of the consolidated financial statements. Acquisition-related charges include legal and professional fees, the incremental value of inventory as a result of purchase accounting adjustments, and other expenses related to the completion of the acquisition and the integration of Norit. Tax certain items include discrete tax items, which are unusual and infrequent, the tax impact of certain foreign exchange losses, and the tax impact of non-deductible interest expense.

Other Unallocated Items

	Three months ended		Six months ended
	March 31		March 31
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Interest expense	$(16)	$(9)	$(32)	$(19)
Equity in earnings of affiliated companies	(3)	(3)	(6)	(4)
Unallocated corporate costs	(16)	(18)	(29)	(32)
General unallocated income (expense)	2	(8)	5	(4)

Total other unallocated items	$(33)	$(38)	$(62)	$(59)

In the second quarter of fiscal 2013, costs from total other unallocated items decreased by $5 million when compared to the same period of fiscal 2012. This decrease was primarily driven by a $10 million decrease in General unallocated income (expense) due to the cost of sales impact of LIFO accounting from changes in carbon black raw material costs that resulted in a favorable comparison ($3 million) and the favorable comparison of foreign currency transactions ($5 million). The decrease was partially offset by a $7 million increase in Interest expense due to a higher debt balance as a result of the financing of the Norit acquisition. In the first six months of fiscal 2013, costs from Total other unallocated items increased by $3 million when compared to the same period of fiscal 2012. The increase was primarily driven by a $13 million increase in Interest expense due to a higher debt balance as a result of the financing of the Norit acquisition. The increase was partially offset by a $9 million decrease in General unallocated income (expense) due primarily to the cost of sales impact of LIFO accounting from changes in carbon black raw material costs that resulted in a favorable comparison ($6 million) and the favorable comparison of foreign currency transactions ($5 million).

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the second quarter and first six months of fiscal 2013 and fiscal 2012 are as follows:

	Three months ended		Six months ended
	March 31		March 31
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Reinforcement Materials Sales	$459	$534	$934	$1,023
Reinforcement Materials EBIT	$41	$72	$91	$127

In the second quarter of fiscal 2013, sales in Reinforcement Materials decreased by $75 million when compared to the second quarter of fiscal 2012. The decrease was principally driven by 9% lower volumes ($47 million), unfavorable price and product mix (combined $16 million) and the unfavorable impact of foreign currency translation ($12 million). In the first six months of fiscal 2013, sales in Reinforcement Materials decreased by $89 million when compared to the first six months of fiscal 2012. The decrease was principally driven by lower volumes ($63 million), unfavorable price and product mix (combined $5 million) and the unfavorable impact of foreign currency translation ($21 million).

EBIT in Reinforcement Materials decreased by $31 million in the second quarter of fiscal 2013 when compared to the same period of fiscal 2012. The decrease was principally driven by lower volumes ($16 million), which includes the unfavorable volume impact from a plant disruption in Japan, and lower unit margins ($15 million). For the first six months of fiscal 2013 when compared to the same period of fiscal 2012, Reinforcement Materials EBIT decreased by $36 million driven principally by lower volumes ($21 million), which includes the unfavorable volume impact from a plant disruption in Japan, lower unit margins ($11 million) and higher fixed costs ($5 million).

Performance Materials

Sales and EBIT for Performance Materials for the second quarter and first six months of fiscal 2013 and fiscal 2012 are as follows:

	Three months ended		Six months ended
	March 31		March 31
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Specialty Carbons and Compounds Sales	$173	$173	$305	$324
Fumed Metal Oxides Sales	70	62	134	116

Performance Materials Sales	$243	$235	$439	$440

Performance Materials EBIT	$37	$35	$63	$56

In the second quarter of fiscal 2013, sales for Performance Materials increased by $8 million when compared to the second quarter of fiscal 2012. The increase was due to higher volumes ($7 million) and favorable price and product mix (combined $1 million). Volumes in Fumed Metal Oxides increased by 13% from new product introductions and the utilization of new capacity, while volumes in Specialty Carbons and Compounds decreased by 1%. During the first six months of fiscal 2013, sales in Performance Materials decreased by $1 million primarily due to the unfavorable impact of foreign currency translation ($5 million) partially offset by higher volumes and favorable price and product mix (combined $2 million).

EBIT in Performance Materials increased by $2 million in the second quarter of fiscal 2013 when compared to the same quarter of fiscal 2012 due to higher volumes ($6 million) partially offset by higher fixed costs ($4 million). For the first six months of fiscal 2013, EBIT was $7 million higher when compared to the first six months of fiscal 2012 driven by higher volumes ($8 million) partially offset by the unfavorable impact of foreign currency translation ($1 million).

Advanced Technologies

Sales and EBIT for Advanced Technologies for the second quarter and first six months of fiscal 2013 and 2012 are as follows:

	Three months ended		Six months ended
	March 31		March 31
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Inkjet Colorants	$12	$15	$28	$30
Aerogel	3	5	8	9
Security Materials	2	3	3	5
Elastomer Composites	4	7	12	11
Specialty Fluids	20	27	28	41

Advanced Technologies Sales	$41	$57	$79	$96

Advanced Technologies EBIT	$8	$16	$15	$21

Sales in Advanced Technologies decreased by $16 million and $17 million in the second quarter and first six months of fiscal 2013, respectively, when compared to the same periods of fiscal 2012. The decline was primarily due to a decrease in volumes, most notably from lower rental activity in Specialty Fluids, partially offset by favorable price and product mix.

EBIT in Advanced Technologies decreased by $8 million and $6 million in the second quarter and first six month of fiscal 2013, respectively, when compared to the same periods of fiscal 2012. The decrease was driven by lower volumes, most notably in Specialty Fluids, partially offset by favorable price and product mix and cost savings from restructuring activities in the segment.

Purification Solutions

Sales and EBIT for Purification Solutions for the second quarter and first six months of fiscal 2013 and fiscal 2012 are as follows:

	Three months ended			Six months ended
	March 31			March 31
	2013	2012		2013	2012
	(Dollars in millions)			(Dollars in millions)
Purification Solutions Sales	$79	$	N/A	$172	$	N/A

Purification Solutions EBIT	$3	$	N/A	$10	$	N/A

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $102 million during the first six months of fiscal year 2013 attributable to an increase in working capital and capital expenditures. At March 31, 2013, we had cash and cash equivalents of $85 million, and current availability under our revolving credit agreement of approximately $493 million. Our revolving credit agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants in the revolving credit agreement include interest coverage, debt-to-EBITDA and subsidiary debt to total capitalization ratios. As of March 31, 2013, we were in compliance with all applicable covenants.

We generally manage our cash and debt on a global basis to provide for working capital requirements as needed by region or site. Cash and debt are generally denominated in the local currency of the subsidiary holding the assets or liabilities, except where there are operational cash flow reasons to hold non-functional currency or debt. As of March 31, 2013, our U.S. dollar equivalent holdings by region were: Asia Pacific $35 million, Europe $23 million, and the Americas $27 million, which included $5 million in the U.S.

We anticipate sufficient liquidity from (i) cash on hand; (ii) cash flows from operating activities; and (iii) cash available from our revolving credit agreement to meet our operational and capital investment needs and financial obligations for the foreseeable future. Our liquidity derived from cash flows from operations is, to a large degree, predicated on our ability to collect our receivables in a timely manner, the cost of our raw materials, and our ability to manage inventory levels.

In January 2013, we initiated a commercial paper program allowing us to issue notes of various tenors up to 364 days. We expect the interest on these notes to be lower than the interest on our borrowings under our revolving credit agreement. The commercial paper program is backed by our committed revolving credit facility, and the aggregate borrowings under both the commercial paper program and revolving credit agreement cannot exceed the $750 million limit on the revolving credit agreement.

Discontinued Operations

Our Consolidated Statements of Cash Flows have been presented to include discontinued operations with continuing operations. Therefore, unless noted otherwise, the following discussion of our cash flows and liquidity position include both continuing and discontinued operations.

In January 2012, we completed the sale of our Supermetals Business, which we classified as discontinued operations beginning in the fourth quarter of fiscal 2011 when we entered into the sale and purchase agreement for its sale. In connection with the sale, we received $175 million on the closing date and notes for additional minimum consideration totaling approximately $277 million payable at various dates through the second quarter of fiscal 2014. Through March 31, 2013, we have received $53 million under the notes, of which $11 million was received during the second quarter of fiscal 2013.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows.

Cash Flows from Operating Activities

Cash generated from operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $4 million in the first six months of fiscal 2013, compared to $93 million during the same period of fiscal 2012.

Cash generated from operating activities in the first six months of fiscal 2013 was driven primarily by net income of $47 million plus $99 million of depreciation and amortization. These sources of cash were partially offset by a net increase in working capital of $125 million (inventories plus accounts and notes receivable, less accounts payable and accrued liabilities) and a decrease in income taxes payable of $30 million. Our working capital increase during the first six months of fiscal 2013 was driven primarily by higher inventory ($43 million) and lower accounts payable and accrued liabilities ($74 million) due to the timing and payout of certain corporate accruals.

Cash generated from operating activities in the first six months of fiscal 2012 was driven primarily by net income of $296 million plus $74 million of depreciation and amortization. These sources of cash were partially offset by a net increase in working capital of $107 million (inventories plus accounts and notes receivable, less accounts payable and accrued liabilities). Our working capital increase during the first six months of fiscal 2012 was driven by higher raw material costs and higher pricing, and is comprised of higher accounts receivable of $105 million, higher inventories of $52 million, and higher accounts payable and accrued liabilities of $50 million.

Cash Flows from Investing Activities

Investing activities consumed $101 million of cash and were primarily driven by capital expenditures partially offset by $30 million of cash received from the notes receivable from the sale of the Supermetals business in the six months ended March 31, 2013. For the six months ended March 31, 2012, cash flows from investing activities were primarily driven by cash received from the sale of the Supermetals business offset by capital expenditures, and provided $52 million of cash.

Capital expenditures totaled $127 million and $117 million in the six months ended March 31, 2013 and 2012, respectively. In each of these years, expenditures were primarily related to expansion of our manufacturing footprint in the Asia Pacific region, replacement capital projects for our operating facilities, investments in energy recovery technology, and capital spending required for process technology and product differentiation projects.

Capital expenditures for the remainder of fiscal 2013 are expected to be between $125 million to $175 million. Our planned capital spending program for the remainder of fiscal 2013 is primarily for capacity expansions, higher spending for ongoing sustaining and replacement capital as well as investments in energy related projects.

Cash Flows from Financing Activities

Financing activities provided $69 million of cash during the first six months of fiscal 2013 compared to consuming $62 million of cash during the first six months of fiscal 2012. During the first six months of fiscal 2013, we received net inflows of $256 million from our recently initiated commercial paper program, and used the majority of the proceeds to repay $189 million on our revolving credit agreement. In the first six months of 2013, our overall debt balance increased by $93 million primarily driven by capital expenditures and working capital increases.

Financing activities consumed $62 million of cash during the first six months of fiscal 2012. Financing cash outflows included dividend payments to our shareholders of $24 million. In addition, during the first six months of fiscal 2012, financing cash outflows included the repurchase of approximately 0.9 million shares of our common stock on the open market for approximately $30 million and net debt repayments of $16 million.

Venezuela

We own 49% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of March 31, 2013, these subsidiaries carried the operating affiliate investment of $25 million and held 20 million bolivars ($3 million) in cash.

In February 2013, the Venezuelan government announced a devaluation of the bolivar from 4.3 bolivars to the U.S. dollar (B/$) to 6.3 B/$. Accordingly, we remeasured the bolivar denominated monetary accounts in our wholly owned subsidiaries at the new rate, resulting in the recognition of a $2 million loss in the second quarter of fiscal 2013 through other income (expense) within the Consolidated Statements of Operations. We also recognized a tax benefit of $2 million from a reduction in our deferred tax liability due to the impact of the devaluation of the bolivar on unremitted earnings. Our operating affiliate recognized a $1 million loss in the second quarter of fiscal 2013 as a result of the remeasurement of monetary assets and liabilities in bolivars and a charge of $1 million from the tax impact of the currency devaluation mainly on U.S. dollar and Euro denominated cash and receivable balances. Our share of these combined losses was approximately $1 million in the quarter ended March 31, 2013, which was included within the Equity in earnings of affiliated companies line of our Consolidated Statements of Operations.

As a result of the currency devaluation, we performed an impairment analysis on our equity investment in Venezuela during the second quarter of fiscal 2013 using the discounted cash flow model to determine the fair value of our investment. We determined that there was no impairment to the carrying value of our equity investment. We currently believe that the devaluation of the bolivar will not have a significant adverse impact on our affiliate’s ongoing operations, the operating affiliate will continue to be profitable, and we will be able to repatriate earnings from this affiliate in the future. We continue to closely monitor developments in Venezuela and their potential impact on the recoverability of our equity affiliate investment.

During the six months ended March 31, 2013 and 2012, the operating affiliate declared dividends of 10 million bolivars ($2 million) and 11 million bolivars ($3 million), respectively, to our wholly owned subsidiaries, which were paid in U.S. dollars. We repatriated $2 million from our wholly owned subsidiaries during the six months ended March 31, 2013, and did not repatriate any cash during the six months ended March 31, 2012.

The Venezuelan bolivars held by our wholly owned subsidiaries may only be exchanged for foreign currencies through certain Venezuelan government controlled channels. The channels available are the Venezuelan central bank (“CADIVI”), and Venezuelan government and government-backed bond offerings. The bond offerings use a bidding process, where companies and individuals requiring U.S. dollars place a request for a fixed sum, and CADIVI then determines how to allocate the pool of U.S. dollars in that issuance. We closely monitor our ability to convert our bolivar holdings into U.S. dollars, as we intend to convert substantially all bolivars held by our wholly owned subsidiaries in Venezuela to U.S. dollars as soon as practical. Any future change in the CADIVI official rate or opening of additional parallel markets could lead us to change the exchange rate and result in gains or losses on our bolivar denominated assets held by our subsidiaries.

Purchase Commitments

We have entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at March 31, 2013.

	Payments Due by Fiscal Year
	Remainder of
	Fiscal 2013	2014	2015	2016	2017	Thereafter	Total
	(Dollars in millions)
Reinforcement Materials	$188	$308	$275	$194	$170	$2,532	$3,667
Performance Materials	21	39	35	32	29	246	402
Advanced Technologies	1	4	1	—	—	—	6
Purification Solutions	12	12	9	8	8	23	72

Total	$222	$363	$320	$234	$207	$2,801	$4,147

Off-balance sheet arrangements

Cabot has no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations concerning the receipt of the cash proceeds due to us from the sale of our Supermetals Business; the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with the closing of certain manufacturing facilities and restructuring initiatives; our estimated future amortization expenses for our intangible assets; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit facilities to fund our cash requirements; uses of available cash including anticipated capital spending and future cash outlays associated with long-term contractual obligations; our expected tax rate for fiscal 2013; the recoverability of our equity affiliate investment in Venezuela; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

Information about market risks for the period ended March 31, 2013 does not differ materially from that discussed under Item 7A of our 2012 10-K.

Item 4.	Controls and Procedures

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of both March 31, 2013 and September 30, 2012, there were approximately 42,000 claimants in pending cases asserting claims against AO in connection with respiratory products. We have a reserve to cover our expected share of liability for existing and future respirator liability claims. At March 31, 2013 and September 30, 2012, the reserve was $12 million and $13 million, respectively, on a discounted basis ($16 million and $17 million on an undiscounted basis at March 31, 2013 and September 30, 2012, respectively). The reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2062. Cash payments related to this liability were $1 million in the first six months of fiscal 2013 and less than $1 million in the first six months of fiscal 2012.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended March 31, 2013:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2013 – January 31, 2013	—	$—	—	1,636,546
February 1, 2013 – February 28, 2013	—	$—	—	1,636,546
March 1, 2013 – March 31, 2013	379	$36.1	379	1,636,167

Total	379		—

(1)

On May 11, 2007, we publicly announced that the Board of Directors authorized us to repurchase five million shares of our common stock on the open market or in privately negotiated transactions. On September 14, 2007, the Board of Directors increased the share repurchase authorization to 10 million shares (the “2007 Authorization”). This authorization does not have a set expiration date. In the second quarter of fiscal 2013 we repurchased 379 shares under this authorization.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six months ended March 31, 2013 and 2012; (ii) the Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended March 31, 2013 and 2012; (iii) the Consolidated Balance Sheets at March 31, 2013 and September 30, 2012; (iv) the Consolidated Statements of Cash Flows for the six months ended March 31, 2013 and 2012; and (v) Notes to the Consolidated Financial Statements, March 31, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: May 8, 2013	By:	/s/ EDUARDO E. CORDEIRO
Eduardo E. Cordeiro
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: May 8, 2013	By:	/s/ JAMES P. KELLY
James P. Kelly
Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six months ended March 31, 2013 and 2012; (ii) the Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended March 31, 2013 and 2012; (iii) the Consolidated Balance Sheets at March 31, 2013 and September 30, 2012; (iv) the Consolidated Statements of Cash Flows for the six months ended March 31, 2013 and 2012; and (v) Notes to the Consolidated Financial Statements, March 31, 2013.