Form 10-Q
period 2013-06-30
CABOT CORP
filed 2013-08-09
CIK 16040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

As of August 5, 2013 the Company had 63,862,288 shares of Common Stock, par value $1.00 per share, outstanding.

CABOT CORPORATION INDEX

Part I. Financial Information

Item 1.	Financial Statements

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30		Nine months ended June 30
	2013	2012	2013	2012
	(In millions, except per share amounts)
Net sales and other operating revenues	$903	$846	$2,565	$2,452
Cost of sales	726	671	2,097	1,961

Gross profit	177	175	468	491
Selling and administrative expenses	73	68	223	199
Research and technical expenses	18	17	55	54

Income from operations	86	90	190	238
Interest and dividend income	2	1	4	3
Interest expense	(15)	(11)	(47)	(30)
Other (expense) income	—	(2)	3	(2)

Income from continuing operations before income taxes and equity in earnings of affiliated companies	73	78	150	209
Provision for income taxes	(16)	(16)	(51)	(55)
Equity in earnings of affiliated companies	3	4	9	8

Income from continuing operations	60	66	108	162
Income from discontinued operations, net of tax	2	4	1	204

Net income	62	70	109	366
Net income attributable to noncontrolling interests	3	4	3	14

Net income attributable to Cabot Corporation	$59	$66	$106	$352

Weighted-average common shares outstanding, in millions:
Basic	63.8	63.4	63.6	63.3

Diluted	64.5	64.3	64.3	64.2

Income per common share:
Basic:
Income from continuing operations attributable to Cabot Corporation	$0.86	$0.97	$1.62	$2.32
Income from discontinued operations	0.04	0.07	0.02	3.18

Net income attributable to Cabot Corporation	$0.90	$1.04	$1.64	$5.50

Diluted:
Income from continuing operations attributable to Cabot Corporation	$0.86	$0.96	$1.61	$2.29
Income from discontinued operations	0.04	0.06	0.02	3.14

Net income attributable to Cabot Corporation	$0.90	$1.02	$1.63	$5.43

Dividends per common share	$0.20	$0.20	$0.60	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three months ended June 30		Nine months ended June 30
	2013	2012	2013	2012
	(In millions)		(In millions)
Net income	$62	$70	$109	$366
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(16)	(40)	(38)	(35)
Adjustments to pension and other postretirement benefit plans	13	(1)	16	(3)
Net change in unrealized gain on investments	1	—	1	—

Other comprehensive loss	(2)	(41)	(21)	(38)

Comprehensive income	60	29	88	328
Net income attributable to noncontrolling interests	3	4	3	14
Noncontrolling interests foreign currency translation adjustment	2	(4)	1	(3)

Comprehensive income attributable to noncontrolling interests	5	—	4	11

Comprehensive income attributable to Cabot Corporation	$55	$29	$84	$317

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	June 30,	September 30,
	2013	2012
	(In millions)
Current assets:
Cash and cash equivalents	$76	$120
Accounts and notes receivable, net of reserve for doubtful accounts of $8 and $5	696	687
Inventories:
Raw materials	126	131
Work in process	3	5
Finished goods	349	351
Other	44	46

Total inventories	522	533
Prepaid expenses and other current assets	58	71
Notes receivable from sale of business	214	—
Deferred income taxes	38	32

Total current assets	1,604	1,443

Property, plant and equipment, net	1,567	1,552
Goodwill	499	480
Equity affiliates	116	115
Intangible assets, net	310	330
Assets held for rent	51	46
Notes receivable from sale of business	—	242
Deferred income taxes	103	94
Other assets	90	97

Total assets	$4,340	$4,399

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	June 30,	September 30,
	2013	2012
	(In millions, except share
	and per share amounts)
Current liabilities:
Notes payable	$259	$62
Accounts payable and accrued liabilities	518	606
Income taxes payable	20	59
Deferred income taxes	6	7
Current portion of long-term debt	185	185

Total current liabilities	988	919

Long-term debt	1,008	1,172
Deferred income taxes	59	55
Other liabilities	284	314
Commitments and contingencies (Note H)
Stockholders’ equity:
Preferred stock:
Authorized: 2,000,000 shares of $1 par value
Issued and Outstanding : None and none	—	—
Common stock:
Authorized: 200,000,000 shares of $1 par value
Issued: 64,108,518 and 63,600,928 shares
Outstanding: 63,854,953 and 63,347,362 shares	64	64
Less cost of 253,565 and 253,565 shares of common treasury stock	(8)	(8)
Additional paid-in capital	32	20
Retained earnings	1,720	1,653
Deferred employee benefits	(3)	(8)
Accumulated other comprehensive income	70	92

Total Cabot Corporation stockholders’ equity	1,875	1,813
Noncontrolling interests	126	126

Total stockholders’ equity	2,001	1,939

Total liabilities and stockholders’ equity	$4,340	$4,399

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine months ended
	June 30
	2013	2012
	(In millions)
Cash Flows from Operating Activities:
Net income	$109	$366
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	144	109
Impairment of assets	16	2
Deferred tax provision	7	18
Gain on sale of business, net of tax	—	(190)
Loss on disposal of property, plant and equipment	2	3
Equity in earnings of affiliated companies	(9)	(8)
Non-cash compensation	13	16
Changes in assets and liabilities:
Accounts and notes receivable	(38)	(75)
Inventories	(9)	(55)
Prepaid expenses and other current assets	(4)	21
Accounts payable and accrued liabilities	(55)	5
Income taxes payable	(36)	(23)
Other liabilities	—	(2)
Cash dividends received from equity affiliates	7	4
Other	(5)	(7)

Cash provided by operating activities	142	184

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(195)	(176)
Proceeds from sale of business	—	181
Receipts from notes receivable from sale of business	39	22
Change in assets held for rent	(4)	—

Cash (used in) provided by investing activities	(160)	27

Cash Flows from Financing Activities:
Borrowings under financing arrangements	6	69
Repayments under financing arrangements	(29)	(62)
Proceeds from long-term debt, net of issuance costs	99	8
Repayments of long-term debt	(265)	(24)
Increase in notes payable, net	18	9
Proceeds from issuance of commercial paper, net	202	—
Proceeds from cash contributions received from noncontrolling stockholders	13	4
Purchases of common stock	(6)	(36)
Proceeds from sales of common stock	6	10
Cash dividends paid to noncontrolling interests	(17)	(16)
Cash dividends paid to common stockholders	(39)	(36)

Cash used in financing activities	(12)	(74)

Effect of exchange rate changes on cash	(14)	(16)

(Decrease) increase in cash and cash equivalents	(44)	121
Cash and cash equivalents at beginning of period	120	286

Cash and cash equivalents at end of period	$76	$407

The accompanying notes are an integral part of these consolidated financial statements.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended June 30, 2013 and 2012. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

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

In January 2013, Cabot initiated a commercial paper program. The majority of proceeds raised were used to repay revolving credit agreement borrowings, which had a balance of $189 million, included within Long-term debt in the Consolidated Balance Sheet as of September 30, 2012. The outstanding balance of commercial paper of $202 million as of June 30, 2013 is included within the Notes payable caption on the Consolidated Balance Sheets.

Certain amounts in prior years’ Consolidated Statement of Cash Flows have been reclassified to conform to the current presentation.

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

Shipping and handling charges related to sales transactions are recorded as sales revenue when billed to customers or included in the sales price.

The following table shows the relative size of the revenue recognized in each of the Company’s reportable segments:

	Three months ended		Nine months ended
	June 30		June 30
	2013	2012	2013	2012
Reinforcement Materials	55%	63%	57%	65%
Performance Materials	27%	30%	27%	29%
Advanced Technologies	8%	7%	6%	6%
Purification Solutions	10%	N/A	10%	N/A

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Cabot maintains allowances for doubtful accounts based on an assessment of the collectability of specific customer accounts, the aging of accounts receivable and other economic information on both a historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the first nine months of fiscal 2013 and 2012 were immaterial. There is no off-balance sheet credit exposure related to customer receivable balances.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives. The depreciable lives for buildings, machinery and equipment, and other fixed assets are twenty to twenty-five years, ten to twenty-five years, and three to twenty-five years, respectively. The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are removed from the Consolidated Balance Sheets and resulting gains or losses are included in earnings in the Consolidated Statements of Operations. Expenditures for repairs and maintenance are charged to expenses as incurred. Expenditures for major renewals and betterments, which significantly extend the useful lives of existing plant and equipment, are capitalized and depreciated.

In the third quarter of fiscal 2013, the Company changed the estimated depreciable lives of certain machinery and equipment from ten to twenty-five years to reflect the Company’s experience. The change was accounted for as a change in estimate. The change increased Income from continuing operations by $2 million ($0.03 per diluted common share) for the quarter ended June 30, 2013. Based on the current asset base, the Company expects the change will increase Income from continuing operations by $9 million ($0.14 per diluted common share) over a twelve month period.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

UNAUDITED

separate businesses included within Performance Materials and Advanced Technologies are considered separate reporting units. Goodwill balances relative to these segments are recorded in the Fumed Metal Oxides reporting unit within Performance Materials and the Security Materials reporting unit within Advanced Technologies. The annual review is performed as of May 31.

The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value amount and as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Alternatively, the Company may elect to proceed directly to the two-step goodwill impairment test. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed under the two-step impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, the Company performs an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less than its carrying amount, an impairment is recognized for the difference. The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s estimates of future growth rates, operating cash flows, capital expenditures, and discount rates over an estimate of the remaining operating period at the reporting unit level. Should the fair value of any of the Company’s reporting units decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary. The future growth in the Purification Solutions business, which had $462 million of goodwill at June 30, 2013, is highly dependent on the growth in the mercury removal products and services portion of this business. This growth relies upon the adoption and enforcement of environmental laws and regulations, particularly those that would require U.S. based coal fired electrical utilities to reduce the quantity of air pollutants they release, including mercury, to comply with the Mercury and Air Toxics Standards that become effective in April 2015.

The Company uses assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets requires the use of significant judgment with regard to (i) assumptions used in the valuation model; and (ii) determination of the intangible assets’ useful lives. The Company estimates the fair value of identifiable acquisition-related intangible assets principally based on projections of cash flows that will arise from these assets. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. The Company reviews definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset. The Company evaluates indefinite-lived intangible assets for impairment annually or when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount. The Company may first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test or bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. The quantitative impairment test is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s estimates of future growth rates and discount rates over an estimate of the remaining operating period at the unit of accounting level. The annual review is performed as of May 31. Cabot’s intangible assets are primarily comprised of trademarks, customer relationships, patented and unpatented technology and other intellectual property. Finite lived intangible assets are amortized over their estimated useful lives.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had the Company used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $53 million and $52 million higher as of June 30, 2013 and September 30, 2012, respectively. The cost of Specialty Fluids inventories is determined using the average cost method. The cost of other U.S. and non-U.S. inventories is determined using the FIFO method.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

UNAUDITED

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

Recent Accounting Pronouncements

In the first quarter of fiscal 2013, the Company adopted guidance that resulted in the addition of separate, but consecutive statements of comprehensive income.

C. Acquisitions

Acquisition of Norit

On July 31, 2012, Cabot acquired all the issued and outstanding shares of Norit N.V. (“Norit”) for approximately $1.1 billion in cash. Norit develops, manufactures and sells activated carbon products and related delivery systems used in a range of applications, including air and water purification, food and beverages, pharmaceuticals and catalysts. The results of Norit’s operations are reported under the Purification Solutions reportable segment.

As of June 2013, the Company completed the valuation of its assets acquired and liabilities assumed. The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of July 31, 2012. During the nine months ended June 30, 2013, the Company recorded certain measurement period adjustments which are presented in the table below. The measurement period adjustments and the related tax impact were immaterial to the Company’s consolidated financial statements. Accordingly, the effects have not been retrospectively applied. The following table presents the components and allocation of the purchase price, including the measurement period adjustments:

	At Acquisition Date (As reported at September 30, 2012)	Measurement Period Adjustments (nine months ended June 30, 2013)	At Acquisition Date (As adjusted and reported at June 30, 2013)
		(Dollars in millions)
Current assets	$207	$(4)	$203

Property, plant and equipment	385	(14)	371

Other non-current assets	72	4	76

Intangible assets	325	(8)	317

Goodwill	432	22	454

Current liabilities	(98)	—	(98)

Deferred non-current tax liabilities	(176)	4	(172)

Other non-current liabilities	(34)	(4)	(38)

Total purchase price	$1,113	$—	$1,113

As part of the purchase price allocation, the Company determined that the separately identifiable intangible assets were customer relationships, developed technology, and trademarks in the amounts of $110 million, $150 million, and $57 million, respectively. Customer relationships and developed technology are being amortized over a weighted average period of 18 years and 20 years, respectively. Trademarks are considered to have an indefinite life and will be tested for impairment annually or when events or changes in the business environment indicate that the carrying value of the intangible assets may exceed their fair value.

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

The fair value of the assets acquired includes trade receivables of $46 million. The Company did not acquire any other class of receivable when it acquired Norit.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

UNAUDITED

The excess of the purchase price over the fair value of the tangible net assets and intangible assets acquired was recorded as goodwill. The goodwill recognized is attributable to the expected growth and operating synergies that the Company expects to realize from this acquisition. Goodwill from the acquisition will not be deductible for tax purposes.

The following table provides pro forma net sales and earnings for the three and nine months ended June 30, 2012, as if Norit had been acquired on October 1, 2011. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense on assets acquired from Norit resulting from recording the fair value of assets acquired, the impact of acquisition financing with the related tax effects, and certain reclassifications to conform with the current year’s presentation. The pro forma adjustments also include non-recurring adjustments in pro forma earnings of $19 million in the nine months ended June 30, 2012, related to the step-up of inventory values at the acquisition date. The pro forma results do not include any synergies or other effects of the planned integration of Norit. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on October 1, 2011, nor are they indicative of the future operating results of the combined company.

	Three months ended June 30, 2012 (unaudited)	Nine months ended June 30, 2012 (unaudited)
	(Dollars in millions except per share amounts)	(Dollars in millions except per share amounts)
Net sales	$933	$2,707
Income from continuing operations	65	157

Acquisition of Nhumo

In June 2013, the Company entered into a stock purchase agreement with Grupo Kuo S.A.B. de C.V. (“KUO”) to purchase the remaining 60 percent common stock equity of its Mexican carbon black manufacturing joint venture, NHUMO, S.A.de C.V (“NHUMO”), for $105 million. At the closing of the transaction, the Company will pay KUO $80 million in cash and $25 million of redeemable preferred stock will be issued by NHUMO to KUO. The preferred stock will accumulate dividends at 6% annually, which will be payable annually, and will be redeemable at the option of KUO or the Company on the fifth anniversary of the closing for $25 million. The acquisition is expected to close during calendar year 2013, pending regulatory approvals.

D. Discontinued Operations

In January 2012, the Company sold its Supermetals Business to Global Advanced Metals Pty Ltd., an Australian company (“GAM”), for $452 million, including cash consideration of $175 million received on the closing date and notes receivable (“GAM Notes”) totaling $277 million payable at various dates through March 2014. In addition, the Company is entitled to receive quarterly cash payments in each calendar quarter that the GAM Notes are outstanding in an amount equal to 50% of cumulative year to date adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) of the sold business for the relevant calendar quarter. A minimum payment of $11.5 million was guaranteed in the first year after the sale regardless of the Adjusted EBITDA generated and is included in the $277 million total of GAM Notes. The carrying value of the GAM Notes at June 30, 2013 is $214 million, which is presented as Notes receivable from sale of business on the Consolidated Balance Sheet. These Notes are included in Current assets as they are due no later than March 31, 2014. Through June 30, 2013, Cabot received payments of $63 million under the GAM Notes, of which $10 million and $40 million were received during the three and nine months ended June 30, 2013, respectively.

The after-tax gain from discontinued operations of $1 million for the nine months ended June 30, 2013 primarily relates to a $2 million tax benefit from adjustments in the third quarter of fiscal 2013 for the tax impact of the discontinued operations offset by $1 million of loss from the settlement of pension liabilities of the disposed business recorded in the first quarter of fiscal 2013. The operating results of the Supermetals Business prior to the sale and the gain on the sale of the business are reported within Income from discontinued operations, net of tax, in the Consolidated Statements of Operations and have been excluded from segment results presented in Note O.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

UNAUDITED

The following table summarizes the results from discontinued operations during the three and nine months ended June 30, 2013 and 2012:

	Three months ended		Nine months ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Net sales and other operating revenues	$—	$—	$—	$46

Income from operations before income taxes	—	—	—	21
Provision for income taxes on operations	—	—	—	(7)

Income from operations, net of tax	—	—	—	14

Gain (loss) on sale of discontinued operations	—	6	(2)	300
Benefit from (provision for) income taxes on gain (loss) on sale	2	(2)	3	(110)

Gain on sale of discontinued operations, net of tax	2	4	1	190

Income from discontinued operations, net of tax	$2	$4	$1	$204

In connection with the sale of the Supermetals Business, the Company and GAM entered into a tantalum ore supply agreement under which the Company agreed to sell to GAM all of the tantalum ore mined at the Company’s mine in Manitoba, Canada, subject to a maximum amount, for a three-year period commencing in calendar year 2013. In March 2013, the Company and GAM agreed to terminate the agreement and the Company expects to ship the remaining tantalum ore inventory it has on hand to GAM during the remainder of calendar 2013. Revenues, costs and expenses from this agreement during the three and nine months ended June 30, 2013 are included in continuing operations of the Specialty Fluids Business.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

UNAUDITED

E. Employee Benefit Plans

Net periodic defined benefit pension and other postretirement benefit costs include the following:

	Three months ended June 30
	2013		2012		2013		2012
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$1	$2	$1	$2	$—	$—	$—	$—
Interest cost	1	4	1	3	—	1	1	1
Expected return on plan assets	(2)	(4)	(2)	(3)	—	—	—	—
Amortization of actuarial loss	1	1	—	1	—	—	—	—

Net periodic benefit cost	$1	$3	$—	$3	$—	$1	$1	$1

	Nine months ended June 30
	2013		2012		2013		2012
	Pension Benefits				Postretirement Benefits
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(Dollars in millions)
Service cost	$4	$7	$4	$5	$—	$—	$—	$—
Interest cost	4	11	4	8	1	1	2	1
Expected return on plan assets	(6)	(13)	(6)	(9)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(2)	—	(2)	—
Amortization of actuarial loss	2	3	1	2	—	—	—	—
Curtailment loss	—	—	—	1	—	—	(1)	—

Net periodic benefit cost	$4	$8	$3	$7	$(1)	$1	$(1)	$1

In the third quarter of fiscal 2013, the Company approved changes to certain pension benefit plans that resulted in the remeasurement of the plan assets and liabilities. The remeasurement decreased the net pension obligation of these plans, which is included within Other Liabilities caption on the Consolidated Balance Sheets, by $19 million and increased Accumulated other comprehensive income by $13 million, net of tax. The impact to the Company’s Net periodic benefit cost is immaterial.

Curtailment of employee benefit plans

During the nine months ended June 30, 2012, the Company incurred a curtailment loss in foreign employee benefit plans as a result of freezing two defined benefit plans in foreign affiliates.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

UNAUDITED

F. Goodwill and Other Intangible Assets

Cabot had goodwill balances of $499 million and $480 million at June 30, 2013 and September 30, 2012, respectively. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and the changes in those balances during the period ended June 30, 2013 are as follows:

	Reinforcement	Performance	Advanced	Purification
	Materials	Materials	Technologies	Solutions	Total
	(Dollars in millions)
Balance at September 30, 2012	$28	$11	$2	$439	$480
Measurement period adjustments(1)	—	—	—	22	22
Foreign currency translation adjustment	(3)	(1)	—	1	(3)

Balance at June 30, 2013	$25	$10	$2	$462	$499

(1)	Refer to Note C for further details related to the measurement period adjustments.

Goodwill impairment tests are performed at least annually. The Company performed its annual impairment assessment as of May 31, 2013 and determined there was no impairment.

The following table provides information regarding the Company’s intangible assets:

	June 30, 2013			September 30, 2012
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
	(Dollars in millions)
Intangible assets with finite lives
Developed technology	$153	$(7)	$146	$151	$(2)	$149
Customer relationships(1)	111	(5)	106	121	(1)	120
Other intangible assets	3	(2)	1	6	(3)	3

Total intangible assets, finite lives	$267	$(14)	$253	$278	$(6)	$272
Trademarks, indefinite lives	57	—	57	58	—	58

Total intangible assets	$324	$(14)	$310	$336	$(6)	$330

(1)	The change in the gross carrying value of the Customer relationships intangible asset is primarily due to measurement period adjustments as described in Note C.

Intangible assets with finite lives are amortized over their estimated useful lives, which range from six to twenty years, with a weighted average amortization period of 19 years. See Note C for weighted average lives of intangible assets acquired in connection with the acquisition of Norit. Amortization expense for the three months ended June 30, 2013 and 2012 was $4 million and less than $1 million, respectively, and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Amortization expense for the nine months ended June 30, 2013 and 2012 was $10 million and less than $1 million, respectively, and is included in Cost of sales and Selling and administrative expenses in the Consolidated Statements of Operations. Total amortization expense is estimated to be approximately $14 million each year for the next five fiscal years. Intangible assets with indefinite lives are evaluated for impairment at least annually. The Company performed its annual impairment assessment as of May 31, 2013, and determined there was no impairment.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

UNAUDITED

G. Stockholders’ Equity

In fiscal 2007, the Board of Directors authorized Cabot to repurchase up to ten million shares of Cabot’s common stock in the open market or in privately negotiated transactions. This authorization does not have a set expiration date. During the first nine months of fiscal 2013, Cabot repurchased 379 shares of its common stock under this authorization. During the first nine months of fiscal 2012, Cabot repurchased 1,109,116 shares of its common stock under this authorization for an aggregate purchase price of approximately $36 million. As of June 30, 2013, approximately 1.6 million shares remain available for repurchase under the current authorization.

During the nine months ended June 30, 2013 and 2012, Cabot paid cash dividends to common stockholders of $39 million and $36 million, respectively.

Noncontrolling interests

The following table illustrates the noncontrolling interests activity for the periods presented:

	2013	2012
	(Dollars in millions)
Balance at September 30	$126	$129
Net income attributable to noncontrolling interests	3	14
Noncontrolling interests foreign currency translation adjustment	1	(3)
Contribution from noncontrolling interests	13	4
Noncontrolling interests dividends	(17)	(17)

Balance at June 30	$126	$127

H. Commitments and Contingencies

Purchase Commitments

Cabot has entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at June 30, 2013.

	Payments Due by Fiscal Year
	Remainder of
	Fiscal 2013	2014	2015	2016	2017	Thereafter	Total
	(Dollars in millions)
Reinforcement Materials	$92	$319	$285	$204	$179	$2,536	$3,615
Performance Materials	11	39	35	32	29	240	386
Advanced Technologies	1	4	2	—	—	—	7
Purification Solutions	6	13	9	8	8	23	67

Total	$110	$375	$331	$244	$216	$2,799	$4,075

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

June 30, 2013

UNAUDITED

Contingencies

Cabot is a defendant, or potentially responsible party, in various lawsuits and environmental proceedings wherein substantial amounts are claimed or at issue.

Environmental Matters

As of June 30, 2013 and September 30, 2012, Cabot had $5 million and $7 million, respectively, on both a discounted and undiscounted basis, reserved for environmental matters primarily related to divested businesses. These amounts represent Cabot’s best estimates of the probable costs likely to be incurred at those sites where costs are reasonably estimable based on its analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and its interpretation of laws and regulations applicable to each site. Cash payments related to these environmental matters were $2 million and $1 million, respectively, in each of the first nine months of fiscal 2013 and 2012. Cabot reviews the adequacy of the reserves as circumstances change at individual sites. Almost all of our reserves relate to environmental issues that are mature and have been investigated and studied and, in many cases, are subject to agreed upon remediation plans. However, depending on the results of future testing, changes in risk assessment practices, remediation techniques and regulatory requirements, newly discovered conditions, and other factors, it is reasonably possible that we could incur additional costs in excess of environmental reserves currently recorded. Management estimates, based on the latest available information, that any such future environmental remediation costs in excess of amounts already recorded would be immaterial to the Company’s consolidated financial statements.

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

As of both June 30, 2013 and September 30, 2012, there were approximately 42,000 claimants in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. At June 30, 2013 and September 30, 2012, the reserve was $11 million and $13 million, respectively, on a discounted basis ($15 million and $17 million on an undiscounted basis at June 30, 2013 and September 30, 2012, respectively). The reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2062. Cash payments related to this liability were $2 million in the first nine months of fiscal 2013 and 2012.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Certain Cabot subsidiaries are under audit in jurisdictions outside of the U.S. In addition, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a change in the unrecognized tax benefits may also occur within the next twelve months related to the settlement of one or more of these audits, however, an estimated range of the impact on the unrecognized tax benefits cannot be quantified at this time.

During the three and nine months ended June 30, 2013, there were no material changes in the amount of unrecognized tax benefits.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

UNAUDITED

J. Earnings Per Share

The following tables summarize the components of the basic and diluted earnings per common share computations:

	Three Months Ended		Nine months ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars and shares in millions, except per share amounts)
Basic EPS:
Net income attributable to Cabot Corporation	$59	$66	$106	$352
Less: Dividends and dividend equivalents to participating securities	—	—	—	—
Less: Undistributed earnings allocated to participating securities(1)	1	—	1	3

Earnings allocated to common shareholders (numerator)	$58	$66	$105	$349

Weighted average common shares and participating securities outstanding	64.4	64.0	64.2	63.9
Less: Participating securities(1)	0.6	0.6	0.6	0.6

Adjusted weighted average common shares (denominator)	63.8	63.4	63.6	63.3

Amounts per share - basic:
Income from continuing operations attributable to Cabot Corporation	$0.86	$0.97	$1.62	$2.32
Income from discontinued operations	0.04	0.07	0.02	3.18

Net income attributable to Cabot Corporation	$0.90	$1.04	$1.64	$5.50

Diluted EPS:
Earnings allocated to common shareholders	$58	$66	$105	$349
Plus: Earnings allocated to participating securities	1	—	1	3
Less: Adjusted earnings allocated to participating securities(2)	(1)	—	(1)	(3)

Earnings allocated to common shareholders (numerator)	$58	$66	$105	$349

Adjusted weighted average common shares outstanding	63.8	63.4	63.6	63.3
Effect of dilutive securities:
Common shares issuable(3)	0.7	0.9	0.7	0.9

Adjusted weighted average common shares (denominator)	64.5	64.3	64.3	64.2

Amounts per share - diluted:
Income from continuing operations attributable to Cabot Corporation	$0.86	$0.96	$1.61	$2.29
Income from discontinued operations	0.04	0.06	0.02	3.14

Net income attributable to Cabot Corporation	$0.90	$1.02	$1.63	$5.43

(1)

Participating securities consist of shares of unvested restricted stock, vested restricted stock awards held by employees in which Cabot has a security interest, and unvested time-based restricted stock units.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

UNAUDITED

Undistributed earnings are the earnings which remain after dividends declared during the period are assumed to be distributed to the common and participating shareholders. Undistributed earnings are allocated to common and participating shareholders on the same basis as dividend distributions. The calculation of undistributed earnings is as follows:

	Three months ended		Nine months ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Calculation of undistributed earnings:
Net income attributable to Cabot Corporation	$59	$66	$106	$352
Less: Dividends declared on common stock	13	12	39	36
Less: Dividends declared on participating securities	—	—	—	—

Undistributed earnings	$46	$54	$67	$316

Allocation of undistributed earnings:
Undistributed earnings allocated to common shareholders	$45	$54	$66	$313
Undistributed earnings allocated to participating shareholders	1	—	1	3

Undistributed earnings	$46	$54	$67	$316

(2)	Undistributed earnings are adjusted for the assumed distribution of dividends to the dilutive securities, which are described in (3) below, and then reallocated to participating securities.
(3)

Represents incremental shares of common stock from the (i) assumed exercise of stock options issued under Cabot’s equity incentive plans; (ii) assumed issuance of shares to employees pursuant to the Company’s Supplemental Retirement Savings Plan; and (iii) assumed issuance of shares under outstanding performance-based restricted stock unit awards issued under Cabot’s equity incentive plans. For the three and nine months ended June 30, 2013, 308,000 incremental shares of common stock were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three and nine months ended June 30, 2012, 236,000 and 392,000 incremental shares of common stock, respectively, were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive.

K. Restructuring

Cabot’s restructuring activities were recorded in the Consolidated Statements of Operations as follows:

	Three months ended		Nine months ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Cost of sales	$3	$2	$24	$13
Selling and administrative expenses	1	—	4	1
Research and technical expenses	1	—	2	—

Total	$5	$2	$30	$14

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

UNAUDITED

Details of these restructuring activities and the related reserves during the three months ended June 30, 2013 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at March 31, 2013	$4	$2	$—	$1	$7
Charges	3	—	1	1	5
Costs charged against assets/liabilities	—	—	(1)	—	(1)
Cash paid	(2)	—	—	—	(2)

Reserve at June 30, 2013	$5	$2	$—	$2	$9

Details of these restructuring activities and the related reserves during the nine months ended June 30, 2013 are as follows:

	Severance and Employee Benefits	Environmental Remediation	Asset Impairment and Accelerated Depreciation	Other	Total
	(Dollars in millions)
Reserve at September 30, 2012	$2	$1	$—	$2	$5
Charges	9	1	18	2	30
Costs charged against assets / liabilities	(1)	—	(18)	(1)	(20)
Cash paid	(5)	—	—	(1)	(6)

Reserve at June 30, 2013	$5	$2	$—	$2	$9

Closure of Port Dickson, Malaysia Manufacturing Facility

On April 26, 2013, the Company announced that the Board of its joint venture carbon black company, Cabot Malaysia Sdn. Bhd. (“CMSB”), decided to cease carbon black production at its Port Dickson, Malaysia, facility. The facility ceased production in June 2013. The Company holds a 51 percent equity share in CMSB. The decision, which will affect approximately 90 carbon black employees, was driven by the facility’s manufacturing inefficiencies and raw materials costs.

During fiscal 2013, the consolidated joint venture has recorded pre-tax restructuring costs of approximately $18 million comprised mainly of impairment of assets at the facility and accelerated depreciation of approximately $16 million and severance charges of approximately $2 million. CMSB’s net income or loss is attributable to Cabot Corporation and to the non-controlling interest in its subsidiaries. The portion of the charges that are allocable to the noncontrolling interest in CMSB (49%) are recorded within Net income attributable to noncontrolling interests on the Consolidated Statement of Operations.

The Company expects that the closure of the plant will result in total pre-tax charges to the consolidated joint venture of approximately $27 million. The expected charges are comprised of asset impairments and accelerated depreciation of $16 million, site demolition, clearing and environmental remediation of $9 million, and severance charges of $2 million.

Cumulative net cash outlays related to this plan are expected to be approximately $11 million comprised primarily of $9 million for site demolition, clearing and environmental remediation, and $2 million for severance. Through June 30, 2013, CMSB has not made any material cash payments related to this plan. CMSB expects to make net cash payments of $1 million during the remainder of fiscal 2013, mainly for severance, and $10 million in fiscal 2014 and thereafter. These amounts exclude any potential proceeds that may be recognized on the sale of land and certain other manufacturing assets.

As of June 30, 2013, Cabot has $2 million of accrued restructuring costs in the Consolidated Balance Sheet related to this closure which is mainly comprised of accrued severance charges.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

UNAUDITED

Closure of Hong Kong, China Manufacturing Facility

In March 2012, the Company ceased manufacturing operations at its specialty compounds plant in Hong Kong and moved these operations primarily to its facility in Tianjin, China, which impacted 64 employees.

The Company expects the closure plan will result in a total pre-tax charge to earnings of approximately $8 million, not including the potential gain on sale of land rights. Through June 30, 2013, the Company has charged approximately $7 million to earnings for this restructuring, comprised mainly of accelerated depreciation, severance and other closure related charges.

Cumulative net cash outlays related to this plan are expected to be approximately $2 million, comprised primarily of severance and other charges. These amounts exclude any potential cash to be received on the sale of land rights. Through June 30, 2013, Cabot has made cash payments of approximately $2 million. The Company expects to make net cash payments of less than $1 million in the remainder of fiscal 2013 and thereafter.

As of June 30, 2013, Cabot has less than $1 million of accrued severance charges in the Consolidated Balance Sheet related to this site closure.

Closure of Thane, India Manufacturing Facility

In fiscal 2010, Cabot ceased manufacturing operations at its carbon black manufacturing facility in Thane, India, which affected approximately 120 employees. The Company continues to maintain a presence in India through its fumed metal oxides manufacturing joint venture and continuing commercial operations in carbon black and other products.

The Company has incurred a total pre-tax charge of approximately $25 million and does not expect to incur significant additional costs related to this plan. These costs are comprised of $7 million for severance and employee benefits, $12 million for accelerated depreciation and asset impairments, $3 million for demolition and site clearing costs and $3 million for other post-closing costs. These amounts exclude any potential gain that may be recognized on the sale of land rights and certain other manufacturing related assets.

Through June 30, 2013, Cabot has made net cash payments of $9 million associated with this restructuring plan including $6 million of severance and employee benefits, $3 million for demolition and site clearing costs, $3 million of post-closing and other costs, partially offset by proceeds of $3 million from asset sales. The Company expects to make additional severance cash payments of less than $1 million in the remainder of fiscal 2013.

As of June 30, 2013, Cabot has less than $1 million of accrued severance costs in the Consolidated Balance Sheet related to this site closure.

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

Net cash outlays related to these actions are expected to be approximately $76 million. Through June 30, 2013, Cabot has made net cash payments of $72 million. During the remainder of fiscal 2013 and thereafter, the Company expects to make net payments totaling $4 million, not including potential proceeds from the sale of a former manufacturing site.

As of June 30, 2013, Cabot has $4 million of restructuring costs in accrued expenses in the Consolidated Balance Sheet related to this plan for accrued environmental remediation and other costs.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

UNAUDITED

Other Activities

Through June 30, 2013, the Company has recorded pre-tax charges of $12 million for severance and $2 million for asset write-offs and accelerated depreciation at other locations. Cabot has recorded pre-tax charges of approximately $9 million and less than $1 million during the first nine months of fiscal 2013 and 2012, respectively, related to these actions and anticipates recording additional charges of $3 million during the remainder of fiscal 2013 and $5 million thereafter. Through June 30, 2013, Cabot has made cash payments of $9 million related to these activities and expects to pay $3 million in the remainder of fiscal 2013 and $3 million thereafter for severance and other post close operating costs at the impacted locations. As of June 30, 2013, Cabot has $3 million of accrued severance costs in the Consolidated Balance Sheet related to these activities.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2, or transfers into or out of Level 3, during the first nine months of either fiscal 2013 or 2012.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and September 30, 2012. The derivatives presented in the table below are presented by derivative type, net of the legal right to offset derivative settlements by each counterparty:

	June 30, 2013	September 30, 2012
	Level 2 Inputs	Level 2 Inputs
	(Dollars in millions)
Assets at fair value:
Guaranteed investment contract(1)	$14	$14
Derivatives relating to foreign currency(2)	1	—
Derivatives relating to interest rates(2)	—	2

Total assets at fair value	$15	$16

Liabilities at fair value:
Derivatives relating to foreign currency(2)	$29	$28
Hedged long-term debt(3)	35	36

Total liabilities at fair value	$64	$64

(1)	Included in “Other assets” in the Consolidated Balance Sheets.
(2)	Included in “Prepaid expenses and other current assets” or “Accounts payable and accrued liabilities” in the Consolidated Balance Sheets.
(3)	Included in “Current portion of long-term debt” in the Consolidated Balance Sheets.

At June 30, 2013 and September 30, 2012, the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, and notes payable approximated their carrying values due to the short-term nature of these instruments. The carrying value and fair value of the long-term fixed rate debt were $1.1 billion and $1.2 billion, respectively, at both June 30, 2013 and September 30, 2012. The fair values of Cabot’s fixed rate long-term debt and capital lease obligations are estimated based on comparable quoted market prices at the respective period ends. The carrying amounts of Cabot’s floating rate long-term debt and capital lease obligations approximate their fair values. All such measurements are based on observable inputs and are classified as Level 2 within the fair value hierarchy. The valuation technique used is the discounted cash flow model.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

UNAUDITED

The GAM Notes are classified as Level 3 instruments within the fair value hierarchy because they are valued using a valuation model with significant unobservable inputs. The carrying value and fair value of the GAM Notes were both $214 million at June 30, 2013 and the carrying value and fair value were both $252 million at September 30, 2012. The valuation used is the discounted cash flow model and the significant inputs are the discount rate, Adjusted EBITDA forecast, and timing of expected cash flows from GAM.

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

By using derivative instruments, Cabot is subject to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, Cabot’s credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes Cabot, thus creating a payment risk for Cabot. The Company minimizes counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. As of June 30, 2013, the counterparties with which the Company has executed derivatives carried a Standard and Poor’s credit rating between A and A+, inclusive. Cabot’s exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. No significant concentration of credit risk existed at June 30, 2013 or September 30, 2012.

Interest Rate Risk Management

Cabot’s objective is to maintain a certain fixed-to-variable interest rate mix on the Company’s debt obligations. Cabot enters into interest rate swaps as a hedge of the underlying debt instruments to effectively change the characteristics of the interest rate without changing the debt instrument. The following table provides details of the derivatives held as of June 30, 2013 and September 30, 2012 to manage interest rate risk.

Notional Amount
Description	Borrowing	June 30, 2013	September 30, 2012	Hedge Designation
Interest Rate Swap—Fixed to Variable	Eurobond (20% of $175 million)	USD 35 million	USD 35 million	Fair Value

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

UNAUDITED

In certain situations where the Company has forecasted purchases under a long-term commitment or forecasted sales denominated in a foreign currency, Cabot may enter into appropriate financial instruments in accordance with the Company’s risk management policy to hedge future cash flow exposures. The following table provides details of the derivatives held as of June 30, 2013 and September 30, 2012 to manage foreign currency risk:

Notional Amount
Description	Borrowing	June 30, 2013	September 30, 2012	Hedge Designation
Cross Currency Swap	Eurobond (80% of $175 million)	USD 140 million swapped to EUR 124 million	USD 140 million swapped to EUR 124 million	No designation

Cross Currency Swap	Eurobond (20% of $175 million)	USD 35 million swapped to EUR 31 million	USD 35 million swapped to EUR 31 million	No designation

Forward Foreign Currency Contracts (1)	N/A	USD 23 million	USD 106 million	No designation

Forward Foreign Currency Contracts (1)	N/A	USD 0 million	USD 3 million	Cash Flow

(1)	Cabot’s forward foreign exchange contracts are denominated primarily in the Australian dollar, British pound sterling, Canadian dollar, Chinese renminbi, Japanese Yen and Euro.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

UNAUDITED

For both the three and nine months ended June 30, 2013 and 2012, for derivatives designated as hedges, the change in unrealized gains in Accumulated other comprehensive income, the hedge ineffectiveness recognized in earnings, the realized gains or losses reclassified from Accumulated other comprehensive income, and the losses reclassified from Accumulated other comprehensive income to earnings were immaterial.

For the three and nine months ended June 30, 2013, gains of $3 million and $1 million, respectively, were recognized in earnings as a result of the remeasurement to Euros of the $175 million bond issued by one of Cabot’s European subsidiaries. These gains, which were recognized in earnings through Other (expense) income within the Consolidated Statement of Operations, were offset by losses of $2 million and less than a million, for the three and nine months ended June 30, 2013, respectively, from Cabot’s cross currency swaps that are not designated as hedges, but which Cabot entered into to offset the foreign currency translation exposure on the debt. Additionally, during the three and nine months ended June 30, 2013, Cabot recognized in earnings through Other (expense) income within the Consolidated Statement of Operations a loss of $2 million and a gain of $7 million, respectively, related to its foreign currency forward contracts, which were not designated as hedges.

For the three and nine months ended June 30, 2012, losses of $12 million and $17 million, respectively, were recognized in earnings as a result of the remeasurement to Euros of the $175 million bond issued by one of Cabot’s European subsidiaries. These losses, which were recognized in earnings through Other (expense) income within the Consolidated Statement of Operations, were offset by gains of $13 million and $18 million, respectively, from Cabot’s cross currency swaps that are not designated as hedges, but which Cabot entered into to offset the foreign currency translation exposure on the debt. Additionally, during the three and nine months ended June 30, 2012, Cabot recognized in earnings through Other (expense) income within the Consolidated Statement of Operations a loss of $6 million and a gain of $3 million, respectively, related to its foreign currency forward contracts, which were not designated as hedges.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

UNAUDITED

The following table provides the fair value and Consolidated Balance Sheet presentations of derivative instruments by each derivative type, without regard to the legal right to offset derivative settlement by each counterparty:

Fair Value of Derivative Instruments	Consolidated Balance Sheet Caption	June 30, 2013	September 30, 2012
		(Dollars in millions)
Asset Derivatives
Derivatives designated as hedges
Interest rate(1)	Accounts payable and accrued liabilities	$—	$2

Derivatives not designated as hedges
Other(2)	Prepaid expenses and other current assets	$1	$1

Total Asset Derivatives		$1	$3

Liability Derivatives
Derivatives not designated as hedges
Foreign currency(1)	Accounts payable and accrued liabilities and Other liabilities	$29	$28
Other(2)	Prepaid expenses and other current assets	—	1

Total derivatives not designated as hedges		$29	$29

Total Liability Derivatives		$29	$29

(1)	Contracts of less than a million and $2 million presented on a gross basis in this table at June 30, 2013 and September 30, 2012, respectively, have the legal right to offset against other types of contracts with a common counterparty and, therefore, are presented on a net basis in “Accounts payable and accrued liabilities” in the Consolidated Balance Sheet.
(2)	Contracts in an asset and liability position presented on a gross basis in this table have the legal right of offset and, therefore, are presented on a net basis in “Prepaid expenses and other current assets” in the Consolidated Balance Sheet.

The net after-tax amounts to be reclassified from Accumulated other comprehensive income to earnings within the next 12 months are expected to be immaterial.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

UNAUDITED

N. Venezuela

Cabot owns 49% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of June 30, 2013, these subsidiaries carried the operating affiliate investment of $26 million and held 20 million bolivars ($3 million) in cash.

In February 2013, the Venezuelan government announced a devaluation of the bolivar from 4.3 bolivars to the U.S. dollar (B/$) to 6.3 B/$. Accordingly, the Company remeasured the bolivar denominated monetary accounts in its wholly owned subsidiaries at the new rate, resulting in the recognition of a $2 million loss in the second quarter of fiscal 2013 through other (expense) income within the Consolidated Statements of Operations. The Company also recognized a tax benefit of $2 million from a reduction in the deferred tax liability due to the impact of the devaluation of the bolivar on unremitted earnings. The operating affiliate recognized a $1 million loss during the nine months ended June 30, 2013 as a result of the remeasurement of monetary assets and liabilities in bolivars and a charge of $1 million from the tax impact of the currency devaluation mainly on U.S. dollar and Euro denominated cash and receivable balances. Cabot’s share of these combined losses was approximately $1 million, which was included within the Equity in earnings of affiliated companies line of the Consolidated Statements of Operations for the nine months ended June 30, 2013.

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

During the nine months ended June 30, 2013 and 2012, the operating affiliate declared dividends of 12 million bolivars ($2 million) and 16 million bolivars ($4 million), respectively, to the Company’s wholly owned subsidiaries, which were paid in U.S. dollars and repatriated.

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

UNAUDITED

The Company has combined five of its operating segments (Specialty Fluids, Inkjet Colorants, Aerogel, Elastomer Composites and Security Materials) into an other segment labeled “Advanced Technologies” for segment reporting purposes. These operating segments do not meet the thresholds to be reported as separate reportable segments.

Reportable segment operating profit (loss) before interest and taxes (“Segment EBIT”) is presented for each reportable segment in the financial information by reportable segment table below on the line entitled Income (loss) before taxes. Segment EBIT excludes certain items, meaning items considered by management to be unusual and not representative of segment results. In addition, Segment EBIT includes Equity in earnings of affiliated companies, the full operating results of a contractual joint venture in Purification Solutions, royalties paid by equity affiliates and Net income attributable to noncontrolling interests, but excludes Interest expense, foreign currency transaction gains and losses, interest income, dividend income, unearned revenue, the effects of LIFO accounting for inventory, and unallocated general and corporate costs. The Segment EBIT of Purification Solutions does not include an allocation of certain functional and indirect costs. As the Company continues the integration of this business and identifies synergies and determines the functional costs to be appropriately allocated, the Company expects an allocation of these costs will be determined and made in the fourth quarter of fiscal 2013. Based on our current analysis, these allocations are not expected to exceed $12 million for the full fiscal year 2013, and are currently reflected in Unallocated corporate costs and other segment results.

Financial information by reportable segment is as follows:

	Reinforcement	Performance	Advanced	Purification	Segment	Unallocated	Consolidated
	Materials	Materials	Technologies	Solutions	Total	and Other(1)	Total
	(Dollars in millions)
Three months ended June 30, 2013
Revenues from external customers(2)	$486	$233	$69	$86	$874	$29	$903
Income (loss) before taxes(3)	$48	$35	$27	$1	$111	$(38)	$73

Three months ended June 30, 2012
Revenues from external customers(2)	$517	$247	$57	N/A	$821	$25	$846
Income (loss) before taxes(3)	$59	$38	$12	N/A	$109	$(31)	$78

Nine months ended June 30, 2013
Revenues from external customers(2)	$1,420	$672	$148	$258	$2,498	$67	$2,565
Income (loss) before taxes(3)	$139	$98	$42	$11	$290	$(140)	$150

Nine months ended June 30, 2012
Revenues from external customers(2)	$1,540	$687	$153	N/A	$2,380	$72	$2,452
Income (loss) before taxes(3)	$186	$94	$33	N/A	$313	$(104)	$209

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

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

UNAUDITED

	Three months ended		Nine months ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in millions)
Royalties paid by equity affiliates, other operating revenues, the impact of corporate adjustments for unearned revenue, and unconsolidated equity affiliates	$9	$3	$6	$8
Shipping and handling fees	20	22	61	64

Total	$29	$25	$67	$72

(3)	Income (loss) before taxes that are categorized as Unallocated and Other includes:

	Three months ended		Nine months ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in millions)
Interest expense	$(15)	$(11)	$(47)	$(30)
Total certain items, pre-tax(a)	(4)	(7)	(44)	(21)
Equity in earnings of affiliated companies(b)	(3)	(4)	(9)	(8)
Unallocated corporate costs(c)	(13)	(12)	(42)	(44)
General unallocated (expense) income(d)	(3)	3	2	(1)

Total	$(38)	$(31)	$(140)	$(104)

(a)	Certain items are items that management does not consider to be representative of operating segment results and they are, therefore, excluded from Segment EBIT. Certain items, pre-tax, for the three months ended June 30, 2013 include $5 million related to global restructuring activities and $2 million for acquisition-related charges (consisting of $2 million for certain other one-time integration costs) offset by $3 million of foreign currency gain on revaluation of the GAM Notes. Certain items, pre-tax, for the nine months ended June 30, 2013 include $30 million related to global restructuring activities and $18 million for acquisition-related charges (consisting of $7 million for certain other one-time integration costs and $11 million of charges related to acquisition accounting adjustments for the acquired inventory) offset by $4 million of foreign currency gain on revaluation of the GAM Notes. Certain items, pre-tax, for the three months ended June 30, 2012 include $2 million related to global restructuring activities and $5 million for acquisition-related charges. Certain items, pre-tax, for the nine months ended June 30, 2012 include $14 million related to global restructuring activities, $5 million for acquisition-related charges and $2 million for environmental and legal reserves.
(b)	Equity in earnings of affiliated companies is included in Segment EBIT and is removed from Unallocated and other to reconcile to Income (loss) before taxes.
(c)	Unallocated corporate costs are not controlled by the operating segments and primarily benefit corporate interests.
(d)	General unallocated (expense) income consists of gains (losses) arising from foreign currency transactions, net of other foreign currency risk management activities, the impact of accounting for certain inventory on a LIFO basis, the profit or loss related to the corporate adjustment for unearned revenue, and the impact of including the full operating results of an equity affiliate in Purification Solutions segment EBIT.

CABOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

UNAUDITED

Performance Materials is comprised of two businesses that sell the following products: specialty grades of carbon black and thermoplastic concentrates and compounds (the Specialty Carbons and Compounds Business); and fumed silica, fumed alumina and dispersions thereof (the Fumed Metal Oxides Business). The net sales from each of these businesses for the three and nine months ended June 30, 2013 and 2012 are as follows:

	Three months ended		Nine months ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in millions)
Specialty Carbons and Compounds	$159	$181	$464	$505
Fumed Metal Oxides	74	66	208	182

Total Performance Materials	$233	$247	$672	$687

The net sales from each of the Advanced Technologies businesses are as follows:

	Three months ended		Nine months ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in millions)
Inkjet Colorants	$18	$18	$46	$48
Aerogel	9	3	17	12
Security Materials	2	2	5	7
Elastomer Composites	5	6	17	17
Specialty Fluids	35	28	63	69

Total Advanced Technologies	$69	$57	$148	$153

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table shows the relative size of the revenue recognized in each of our reportable segments.

	Three months ended		Nine months ended
	June 30		June 30
	2013	2012	2013	2012
Reinforcement Materials	55%	63%	57%	65%
Performance Materials	27%	30%	27%	29%
Advanced Technologies	8%	7%	6%	6%
Purification Solutions	10%	N/A	10%	N/A

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

We maintain allowances for doubtful accounts based on an assessment of the collectability of specific customer accounts, the aging of accounts receivable and other economic information on both an historical and prospective basis. Customer account balances are charged against the allowance when it is probable the receivable will not be recovered. Changes in the allowance during the first nine months of fiscal 2013 and 2012 were immaterial. There is no off-balance sheet credit exposure related to customer receivable balances.

Intangible Assets and Goodwill

We record tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting. Amounts paid for an acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment annually, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. The separate businesses included within Performance Materials and Advanced Technologies are considered separate reporting units. Goodwill balances relative to these segments are recorded in the Fumed Metal Oxides reporting unit within Performance Materials and the Security Materials reporting unit within Advanced Technologies. The annual review is performed as of May 31.

We first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value amount and as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Alternatively, we may elect to proceed directly to the two-step goodwill impairment test. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed under the two-step impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, we perform an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less than its carrying amount, an impairment is recognized for the difference. The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s estimates of future growth rates, operating cash flows, capital expenditures, and discount rates over an estimate of the remaining operating period at the reporting unit level. Should the fair value of any of our reporting units decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary. The future growth in the Purification Solutions business, which had $462 million of goodwill at June 30, 2013, is highly dependent on the growth in the mercury removal products and services portion of this business. This growth relies upon the adoption and enforcement of environmental laws and regulations, particularly those that would require U.S. based coal fired electrical utilities to reduce the quantity of air pollutants they release, including mercury, to comply with the Mercury and Air Toxics Standards that become effective in April 2015.

As of June 30, 2013, our goodwill balance is allocated among four reportable segments: Purification Solutions, $462 million, Reinforcement Materials, $25 million, Performance Materials, $10 million, and Advanced Technologies, $2 million.

We use assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets requires the use of significant judgment with regard to (i) assumptions used in the valuation model; and (ii) determination of the intangible assets’ useful lives. We estimate the fair value of identifiable acquisition-related intangible assets principally based on projections of cash flows that will arise from these assets. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. We review definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset. We evaluate indefinite-lived intangible assets for impairment annually or when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount. We may first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test or bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. The quantitative impairment test is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s estimates of future growth rates and discount rates over an estimate of the remaining operating period at the unit of accounting level. The annual review is performed as of May 31. Our intangible assets are primarily comprised of trademarks, customer relationships, patented and unpatented technology and other intellectual property. Finite lived intangible assets are amortized over their estimated useful lives.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives. The depreciable lives for buildings, machinery and equipment, and other fixed assets are twenty to twenty-five years, ten to twenty-five years, and three to twenty-five years, respectively. The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are removed from the Consolidated Balance Sheets and resulting gains or losses are included in earnings in the Consolidated Statements of Operations. Expenditures for repairs and maintenance are charged to expenses as incurred. Expenditures for major renewals and betterments, which significantly extend the useful lives of existing plant and equipment, are capitalized and depreciated.

In the third quarter of fiscal 2013, we changed the estimated depreciable lives of certain machinery and equipment from ten to twenty-five years to reflect our experience. The change was accounted for as a change in estimate. The change increased Income from continuing operations by $2 million ($0.03 per diluted common share) for the quarter ended June 30, 2013. Based on the current asset base, we expect the change will increase Income from continuing operations by $9 million ($0.14 per diluted common share) over a twelve month period.

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

Restructuring Activities

Our consolidated financial statements detail specific charges relating to restructuring activities as well as the actual spending that has occurred against the resulting accruals. Our restructuring charges are estimates based on our preliminary assessments of (i) severance and other employee benefits to be granted to employees, which are based on known benefit formulas and identified job grades, (ii) environmental remediation, and (iii) asset impairment and accelerated depreciation. Because these accruals are estimates, they are subject to change as a result of subsequent information that may come to our attention while executing the restructuring plans. These changes in estimates would then be reflected in our consolidated financial statements.

Inventory Valuation

Inventories are stated at the lower of cost or market. The cost of all carbon black inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method. Had we used the first-in, first-out (“FIFO”) method instead of the LIFO method for such inventories, the value of those inventories would have been $53 million and $52 million higher as of June 30, 2013 and September 30, 2012, respectively. The cost of Specialty Fluids inventories is determined using the average cost method. The cost of other U.S. and non-U.S. inventories is determined using the FIFO method. In periods of rapidly rising or declining raw material costs, the inventory method we employ can have a significant impact on our profitability. Under our current LIFO method, when raw material costs are rising, our most recent higher priced purchases are the first to be charged to cost of sales. If, however, we were using a FIFO method, our purchases from earlier periods, which were at lower prices, would instead be the first charged to cost of sales. The opposite result could occur during a period of rapid decline in raw material costs.

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

The term “LIFO” includes two factors: (i) the impact of current inventory costs being recognized immediately in cost of sales under a last-in first-out method, compared to the older costs that would have been included in cost of sales under a first-in first-out method (“cost of sales impact”); and (ii) the impact of reductions in inventory quantities, causing historical inventory costs to flow through COGS (“liquidation impact”).

The discussion under the heading “Provision for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate” includes a discussion of our “effective tax rate” and our “operating tax rate” and includes a reconciliation of the two rates. Our operating tax rate is a non-GAAP financial measure and should not be considered as an alternative to our effective tax rate, the most comparable GAAP financial measure. In calculating our operating tax rate, we exclude discrete tax items, which include: i) unusual or infrequent items such as a significant release of a valuation allowance, ii) items related to uncertain tax positions such as the tax impact of audit settlements, interest on tax reserves, and the release of tax reserves from the expiration of statutes of limitations, and iii) other discrete tax items, such as the tax impact of legislative changes, the timing of losses in certain jurisdictions and the cumulative rate adjustment, if applicable. We also exclude the tax impact of certain items, as defined below in the discussion of Total segment EBIT, on both operating income and the tax provision. Our definition of the operating tax rate may not be comparable to the definition used by other companies. Management believes that the non-GAAP financial measure is useful supplemental information because it helps our investors compare our tax rate year to year on a consistent basis and understand what our tax rate on current operations would be without the impact of these items which we do not believe are reflective of the underlying business results.

Total segment EBIT is a non-GAAP performance measure, and should not be considered an alternative for Income from continuing operations before taxes, the most directly comparable GAAP financial measure. In calculating Total segment EBIT, we make certain adjustments such as excluding certain items, meaning items that management does not consider representative of our fundamental segment results, as well as items that are not allocated to our business segments, such as interest expense and other corporate costs. Our Chief Operating Decision Maker uses segment EBIT to evaluate the operating results of each segment and to allocate resources to the segments. We believe Total segment EBIT provides useful supplemental information for our investors as it is an important indicator of the Company’s operational strength and performance. Investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another. A reconciliation of Total Segment EBIT to Income from continuing operations before income taxes and equity in earnings of affiliated companies is provided in Note O of our consolidated financial statements. The Segment EBIT of Purification Solutions does not include an allocation of certain functional and indirect costs. As we continue the integration of this business and identify synergies and determine the functional costs to be appropriately allocated, we expect an allocation of these costs will be determined and made in the fourth quarter of fiscal 2013. Based on our current analysis, these allocations are not expected to exceed $12 million for the full fiscal year 2013, and are currently reflected in other segment results and Unallocated corporate costs. Upon such allocation, a small portion of these costs will likely reduce Total segment EBIT.

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

Overview

During the third quarter of fiscal 2013, Income from continuing operations before income taxes and equity in earnings of affiliated companies decreased compared to the third quarter of fiscal 2012 largely due to the cost of sales impact of LIFO accounting and higher interest expense related to higher debt levels. During the first nine months of fiscal 2013, Income from continuing operations before income taxes and equity in earnings of affiliated companies decreased compared to the first nine months of fiscal 2012 driven by lower volumes and lower unit margins as a result of the challenging macroeconomic environment. The lower volumes were partially offset by the addition of the Purification Solutions segment. The Purification Solutions segment represents the Norit business that was acquired on July 31, 2012.

During the second quarter of fiscal 2012, we completed the sale of our Supermetals Business. The gain on the sale and any subsequent adjustments or activity related to this business are included in Income from discontinued operations, net of tax, presented on the Consolidated Statements of Operations.

Third Quarter and First Nine Months Fiscal 2013 versus Third Quarter and First Nine Months Fiscal 2012—Consolidated

Net Sales and Gross Profit

	Three months ended		Nine months ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Net sales and other operating revenues	$903	$846	$2,565	$2,452
Gross profit	$177	$175	$468	$491

The $57 million increase in net sales from the third quarter of fiscal 2012 to the third quarter of fiscal 2013 was due primarily to higher volumes ($17 million) and the addition of Purification Solutions (approximately $86 million). These items were partially offset by lower prices and unfavorable product mix (combined $40 million). For the first nine months of fiscal 2013, net sales increased by $113 million when compared to the same period of fiscal 2012. The increase was driven primarily by the addition of Purification Solutions (approximately $258 million). The improvement was partially offset by lower volumes ($78 million), lower prices and unfavorable product mix (combined $28 million) and the unfavorable impact of foreign currency translation ($42 million).

Gross profit increased by $2 million in the third quarter of fiscal 2013 when compared to the same period of fiscal 2012 due to higher volumes. Gross profit decreased by $23 million in the first nine months of fiscal 2013 when compared to the same period of fiscal 2012 driven by lower volumes.

Selling and Administrative Expenses

	Three months ended		Nine months ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Selling and administrative expenses	$73	$68	$223	$199

Selling and administrative expenses increased by $5 million in the third quarter of fiscal 2013 and $24 million in the first nine months of fiscal 2013 when compared to the same periods of fiscal 2012. The increase was principally driven by the addition of Purification Solutions and higher professional fees and other costs related to the integration of Norit.

Research and Technical Expenses

	Three months ended		Nine months ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Research and technical expenses	$18	$17	$55	$54

Research and technical expenses increased $1 million in the third quarter and the first nine months of fiscal 2013 when compared to the same periods of fiscal 2012. The increase was driven by higher expenses related to the addition of Purification Solutions.

Interest and Dividend Income, Interest Expense and Other (Expense) Income

	Three months ended		Nine months ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Interest and dividend income	$2	$1	$4	$3
Interest expense	$(15)	$(11)	$(47)	$(30)
Other (expense) income	$—	$(2)	$3	$(2)

Interest and dividend income increased $1 million in the third quarter and first nine months of fiscal 2013 as compared to the same periods in fiscal 2012 due to higher interest earned on cash balances.

Interest expense increased $4 million and $17 million in the third quarter and first nine months of fiscal 2013 when compared to the same periods in fiscal 2012 due to a higher debt balance as a result of the financing of the Norit acquisition.

Other (expense) income in the third quarter and first nine months of fiscal 2013 increased $2 million and $5 million, respectively, as compared to the same periods in fiscal 2012 due to a favorable comparison of foreign currency movements.

Provision for Income Taxes and Reconciliation of Effective Tax Rate to Operating Tax Rate

	Three months ended		Nine months ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Provision for income taxes	$16	$16	$51	$55
Effective tax rate	22%	20%	34%	26%
Impact of discrete tax items:
(1) Unusual or infrequent items	4%	—	(5%)	—
(2) Items related to uncertain tax positions	—	2%	1%	—
(3) Other discrete tax items	2%	5%	2%	1%
Impact of certain items	(1%)	(2%)	(5%)	(2%)

Operating tax rate	27%	25%	27%	25%

During the third quarter of fiscal 2013, we recorded a tax provision of $16 million, resulting in an effective tax rate of 22%. This amount included a net discrete tax benefit of approximately $4 million. During the third quarter of fiscal 2012, we recorded a tax provision of $16 million, resulting in an effective tax rate of 20%. This amount included a net discrete tax benefit of $3 million. The increase in the effective tax rate in the third quarter of fiscal 2013 is primarily due to a change in our geographic mix of earnings. The operating tax rate for the third quarter of fiscal 2013 was 27%. The operating tax rate for the third quarter of fiscal 2012 was 25%. The increase in the operating tax rate in the third quarter of fiscal 2013 is primarily due to a change in our geographic mix of earnings.

For the first nine months of fiscal 2013, we recorded a tax provision of $51 million, resulting in an effective tax rate of 34%. This amount included a net discrete tax charge of $3 million. For the first nine months of fiscal 2012, we recorded a tax provision of $55 million, resulting in an effective tax rate of 26%. This amount included a net discrete tax benefit of $2 million. The increase in the effective tax rate for the first nine months of fiscal 2013 is due to a change in our geographic mix of earnings and an increase in losses from jurisdictions for which no benefit can be recognized. The operating tax rate for the first nine months of fiscal 2013 was 27%. The operating tax rate for the first nine months of fiscal 2012 was approximately 25%. The increase in the operating tax rate for the first nine months of fiscal 2013 is primarily due to a change in our geographic mix of earnings.

We are currently under audit in a number of jurisdictions outside of the U.S. It is possible that some of these audits will be resolved in fiscal 2013, which may impact our tax expense and effective tax rate going forward. We expect our operating tax rate for fiscal 2013 to be approximately 27%.

Equity in Earnings of Affiliated Companies and Net Income Attributable to Noncontrolling Interests

	Three months ended		Nine months ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Equity in earnings of affiliated companies	$3	$4	$9	$8
Net income attributable to noncontrolling interests	$3	$4	$3	$14

Equity in earnings of affiliated companies decreased $1 million in the third quarter of fiscal 2013 compared to the same period in fiscal 2012 as earnings of our affiliates decreased. Equity in earnings of affiliated companies increased $1 million for the first nine months of fiscal 2013 compared to the same period of fiscal 2012 as earnings of our affiliates increased.

Net income attributable to noncontrolling interests decreased $1 million in the third quarter of fiscal 2013 as compared to the same period of fiscal 2012 due to lower profitability of our joint ventures in China. Net income attributable to noncontrolling interests decreased $11 million in the first nine months of fiscal 2013 as compared to the same period of fiscal 2012 due to charges associated with the announced restructuring in Malaysia and lower profitability of our joint ventures in China.

Income from Discontinued Operations, net of tax

During the second quarter of fiscal 2012, we divested our Supermetals Business and, accordingly, for all periods we have classified the income or loss from the Supermetals Business as Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, decreased $2 million in the third quarter of fiscal 2013 when compared to the third quarter of fiscal 2012 and $203 million in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012 because we recognized the gain on the sale of the business in fiscal 2012 and no longer operated the business in fiscal 2013.

Net Income Attributable to Cabot Corporation

In the third quarter and first nine months of fiscal 2013, we reported Net income attributable to Cabot Corporation of $59 million and $106 million ($0.90 and $1.63 per diluted common share), respectively. This is compared to $66 million and $352 million ($1.02 and $5.43 per diluted common share), respectively, in the third quarter and first nine months of fiscal 2012.

Third Quarter and First Nine Months Fiscal 2013 versus Third Quarter and First Nine Months Fiscal 2012—By Business Segment

Total segment EBIT, certain items, other unallocated items and Income from continuing operations before income taxes and equity in earnings of affiliated companies for the three months and nine months ended June 30, 2013 and 2012 are set forth in the table below. The details of certain items and other unallocated items are shown below and in Note O of our consolidated financial statements.

	Three months ended		Nine months ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Total segment EBIT	$111	$109	$290	$313
Certain items	(4)	(7)	(44)	(21)
Other unallocated items	(34)	(24)	(96)	(83)

Income from continuing operations before income taxes and equity in earnings of affiliated companies	$73	$78	$150	$209

In the third quarter of fiscal 2013, total segment EBIT increased by $2 million when compared to the same period of fiscal 2012. The increase was principally driven by higher volumes ($14 million) partially offset by lower unit margins ($11 million).

In the first nine months of fiscal 2013, total segment EBIT decreased by $23 million when compared to the same period of fiscal 2012. The decrease was principally driven by lower volumes ($28 million) and lower unit margins ($16 million). The results were partially offset by the addition of Purification Solutions ($11 million) and lower selling and administrative expenses in Reinforcement Materials, Performance Materials and Advanced Technologies ($10 million).

Certain Items

Details of the certain items for the third quarter and first nine months of fiscal 2013 and 2012 are as follows:

	Three months ended		Nine months ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Global restructuring activities	$(5)	$(2)	$(30)	$(14)
Acquisition-related charges	(2)	(5)	(18)	(5)
Environmental and legal reserves	—	—	—	(2)
Foreign currency gain on revaluation	3	—	4	—

Total certain items, pre-tax	(4)	(7)	(44)	(21)

Tax-related certain items
Tax impact of certain items	—	—	5	2
Tax impact of certain foreign exchange gains (losses)	—	1	(12)	(2)
Discrete tax items	4	3	9	2

Total tax-related certain items	4	4	2	2

Total certain items after tax	$—	$(3)	$(42)	$(19)

Certain items for the third quarter and first nine months of fiscal 2013 include charges related to restructuring initiatives, acquisition-related charges and tax certain items. Details of restructuring activities are included in Note K of the consolidated financial statements. Acquisition-related charges include legal and professional fees, the incremental value of inventory as a result of purchase accounting adjustments, and other expenses related to the completion of the acquisition and the integration of Norit. Tax certain items include discrete tax items, which are unusual and infrequent and the tax impact of certain foreign exchange gains (losses).

Other Unallocated Items

	Three months ended		Nine months ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Interest expense	$(15)	$(11)	$(47)	$(30)
Equity in earnings of affiliated companies	(3)	(4)	(9)	(8)
Unallocated corporate costs	(13)	(12)	(42)	(44)
General unallocated (expense) income	(3)	3	2	(1)

Total other unallocated items	$(34)	$(24)	$(96)	$(83)

In the third quarter of fiscal 2013, costs from total other unallocated items increased by $10 million when compared to the same period of fiscal 2012. This increase was driven by a $6 million increase in General unallocated (expense) income due to the cost of sales impact of LIFO accounting that resulted in an unfavorable comparison ($8 million). The increase was also due to a $4 million increase in Interest expense due to a higher debt balance as a result of the financing of the Norit acquisition. In the first nine months of fiscal 2013, costs from Total other unallocated items increased by $13 million when compared to the same period of fiscal 2012. The increase was primarily driven by a $17 million increase in Interest expense due to a higher debt balance as a result of the financing of the Norit acquisition. The increase was partially offset by a $3 million decrease in General unallocated (expense) income due to the favorable comparison of foreign currency transactions ($5 million).

Reinforcement Materials

Sales and EBIT for Reinforcement Materials for the third quarter and first nine months of fiscal 2013 and fiscal 2012 are as follows:

	Three months ended		Nine months ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Reinforcement Materials Sales	$486	$517	$1,420	$1,540
Reinforcement Materials EBIT	$48	$59	$139	$186

Reinforcement Materials

In the third quarter of fiscal 2013, sales in Reinforcement Materials decreased by $31 million when compared to the third quarter of fiscal 2012. The decrease was principally driven by unfavorable price and product mix (combined $42 million) and the unfavorable impact of foreign currency translation ($12 million) partially offset by higher volumes ($21 million). In the first nine months of fiscal 2013, sales in Reinforcement Materials decreased by $120 million when compared to the first nine months of fiscal 2012. The decrease was principally driven by lower volumes ($43 million), unfavorable price and product mix (combined $46 million) and the unfavorable impact of foreign currency translation ($33 million).

EBIT in Reinforcement Materials decreased by $11 million in the third quarter of fiscal 2013 when compared to the same period of fiscal 2012. The decrease was principally driven by lower unit margins ($17 million) partially offset by 4% higher volumes ($7 million). For the first nine months of fiscal 2013 when compared to the same period of fiscal 2012, Reinforcement Materials EBIT decreased by $47 million driven principally by lower volumes ($14 million) and lower unit margins ($35 million).

Performance Materials

Sales and EBIT for Performance Materials for the third quarter and first nine months of fiscal 2013 and fiscal 2012 are as follows:

	Three months ended		Nine months ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Specialty Carbons and Compounds Sales	$159	$181	$464	$505
Fumed Metal Oxides Sales	74	66	208	182

Performance Materials Sales	$233	$247	$672	$687

Performance Materials EBIT	$35	$38	$98	$94

In the third quarter of fiscal 2013, sales for Performance Materials decreased by $14 million when compared to the third quarter of fiscal 2012. The decrease was due to lower volumes ($12 million) and the unfavorable impact of foreign currency translation ($2 million). Volumes in Specialty Carbons and Compounds decreased by 11% while Fumed Metal Oxides increased by 12% from new product introductions and the utilization of new capacity. During the first nine months of fiscal 2013, sales in Performance Materials decreased by $15 million. The decrease was primarily due to lower volumes ($11 million), driven by Specialty Carbons and Compounds, and the unfavorable impact of foreign currency translation ($7 million).

EBIT in Performance Materials decreased by $3 million in the third quarter of fiscal 2013 when compared to the same quarter of fiscal 2012 due to lower volumes ($4 million). For the first nine months of fiscal 2013, EBIT was $4 million higher when compared to the first nine months of fiscal 2012 due to higher volumes ($4 million), driven by an increase in Fumed Metal Oxides.

Advanced Technologies

Sales and EBIT for Advanced Technologies for the third quarter and first nine months of fiscal 2013 and 2012 are as follows:

	Three months ended		Nine months ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Inkjet Colorants	$18	$18	$46	$48
Aerogel	9	3	17	12
Security Materials	2	2	5	7
Elastomer Composites	5	6	17	17
Specialty Fluids	35	28	63	69

Advanced Technologies Sales	$69	$57	$148	$153

Advanced Technologies EBIT	$27	$12	$42	$33

Sales in Advanced Technologies increased by $12 million in the third quarter of fiscal 2013 when compared to the same period of fiscal 2012 due to higher volumes ($7 million) and favorable prices and product mix (combined $3 million). During the first nine months of fiscal 2013, sales in Advanced Technologies decreased by $5 million primarily due to lower volumes ($23 million) partially offset by favorable prices and product mix (combined $17 million).

EBIT in Advanced Technologies increased by $15 million in the third quarter of fiscal 2013 when compared to the same period of fiscal 2012 due to higher volumes ($10 million), favorable prices and product mix (combined $2 million) and cost savings from restructuring activities in the segment ($2 million). For the first nine months of fiscal 2013, EBIT was $9 million higher when compared to the first nine months of fiscal 2012 driven primarily by cost savings from restructuring activities in the segment ($7 million). Lower segment volumes were largely offset by favorable prices and product mix.

Segment EBIT for the third quarter and first nine months of fiscal 2013 included the prepayment of all remaining amounts due from a third party under a license agreement for certain of our aerogel technology.

Purification Solutions

Sales and EBIT for Purification Solutions for the third quarter and first nine months of fiscal 2013 and fiscal 2012, which do not include an allocation of certain indirect and functional costs, are as follows:

	Three months ended			Nine months ended
	June 30			June 30
	2013	2012		2013	2012
	(Dollars in millions)			(Dollars in millions)
Purification Solutions Sales	$86	$	N/A	$258	$	N/A

Purification Solutions EBIT	$1	$	N/A	$11	$	N/A

Since the acquisition of Norit took place during the fourth quarter of fiscal 2012, no comparative prior year data is provided in the table above for the third quarter or first nine months of fiscal 2012. During the third quarter and first nine months of fiscal 2013, the business has experienced weak volumes in the gas and air purification end market. As compared to the second quarter of fiscal 2013, total volumes increased 9% despite the decrease in the gas and air end market, driven by a 25 % increase in the non-gas and air markets (primarily water, chemicals and food and beverage end markets). Segment EBIT in the third quarter included charges associated with unplanned maintenance costs of $2 million and the impact of inventory reductions of $3 million as well as the benefit of a royalty payment of $3 million.

As stated above, the segment EBIT does not include an allocation of certain indirect and functional costs. As we continue the integration of this business and identify synergies and determine the functional costs to be appropriately allocated, we expect an allocation of these costs will be determined and made in the fourth quarter of fiscal 2013. Based on our current analysis, these costs are not expected to exceed $12 million for the full fiscal year 2013, and are currently reflected in other segment results and Unallocated corporate costs. If such costs had been reflected in the Purifications Solutions segment, it is probable that the segment EBIT would have been a loss for the third quarter of fiscal 2013 and segment EBIT in prior quarters of fiscal 2013 would have been lower and could possibly have been a loss.

Cash Flows and Liquidity

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability, decreased by $57 million during the first nine months of fiscal 2013 attributable to an increase in working capital and capital expenditures. At June 30, 2013, we had cash and cash equivalents of $76 million, and current availability under our revolving credit agreement of approximately $547 million. Our revolving credit agreement contains affirmative, negative and financial covenants and events of default customary for financings of this type. The financial covenants in the revolving credit agreement include interest coverage, debt-to-EBITDA and subsidiary debt to total capitalization ratios. As of June 30, 2013, we were in compliance with all applicable covenants.

We generally manage our cash and debt on a global basis to provide for working capital requirements as needed by region or site. Cash and debt are generally denominated in the local currency of the subsidiary holding the assets or liabilities, except where there are operational cash flow reasons to hold non-functional currency or debt. As of June 30, 2013, our U.S. dollar cash and cash equivalent holdings by region were: Asia Pacific $25 million, Europe $25 million, and the Americas $26 million, which included $5 million in the U.S.

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

We expect to refinance $175 million of outstanding borrowing scheduled to mature during the fourth quarter of fiscal 2013 and settle associated derivatives using committed credit facilities. This will reduce our total liquidity position by approximately $200 million. Additionally, we expect to close the acquisition of NHUMO during calendar year 2013, which will reduce our liquidity by an additional $80 million. We anticipate sufficient liquidity from (i) cash on hand; (ii) cash flows from operating activities; and (iii) cash available from our revolving credit agreement and our commercial paper program to meet our operational and capital investment needs and financial obligations for the foreseeable future. Our liquidity derived from cash flows from operations is, to a large degree, predicated on our ability to collect our receivables in a timely manner, the cost of our raw materials, and our ability to manage inventory levels.

Discontinued Operations

Our Consolidated Statements of Cash Flows have been presented to include discontinued operations with continuing operations. Therefore, unless noted otherwise, the following discussion of our cash flows and liquidity position include both continuing and discontinued operations.

In January 2012, we completed the sale of our Supermetals Business, which we classified as discontinued operations beginning in the fourth quarter of fiscal 2011 when we entered into the sale and purchase agreement for its sale. In connection with the sale, we received $175 million on the closing date and notes for additional minimum consideration totaling approximately $277 million payable at various dates through the second quarter of fiscal 2014. Through June 30, 2013, we have received $62 million under the notes, of which $10 million was received during the third quarter of fiscal 2013.

The following discussion of the changes in our cash balance refers to the various sections of our Consolidated Statements of Cash Flows.

Cash Flows from Operating Activities

Cash generated from operating activities, which consists of net income adjusted for the various non-cash items included in income, changes in working capital and changes in certain other balance sheet accounts, totaled $142 million in the first nine months of fiscal 2013, compared to $184 million during the same period of fiscal 2012.

Cash generated from operating activities in the first nine months of fiscal 2013 was driven primarily by net income of $109 million plus $144 million of depreciation and amortization. These sources of cash were partially offset by a net increase in working capital of $102 million (inventories plus accounts and notes receivable, less accounts payable and accrued liabilities) and a decrease in income taxes payable of $36 million. Our working capital increase during the first nine months of fiscal 2013 was driven primarily by higher accounts receivable ($38 million) and lower accounts payable and accrued liabilities ($55 million) due to the timing and payout of certain corporate accruals.

Cash generated from operating activities in the first nine months of fiscal 2012 was driven primarily by net income of $366 million, plus $109 million of depreciation and amortization. These sources of cash were partially offset by a net increase in working capital of $125 million (inventories plus accounts and notes receivable, less accounts payable and accrued liabilities) and the $190 million related to the gain in the sale of the Supermetals Business. Our working capital increase during the first nine months of fiscal 2012 was driven by higher raw material costs and higher pricing, and is comprised of higher accounts receivables of $75 million, higher inventories of $55 million, and higher accounts payable and accrued liabilities of $5 million.

Cash Flows from Investing Activities

In the nine months ended June 30, 2013, investing activities consumed $160 million of cash and were primarily driven by capital expenditures of $195 million partially offset by cash received from the notes receivable from the sale of the Supermetals business ($40 million in total, comprised of $39 million of principal and $1 million of interest). For the nine months ended June 30, 2012, cash flows from investing activities were primarily driven by cash received from the sale of the Supermetals business partially offset by capital expenditures of $176 million, and provided $27 million of cash.

Capital expenditures were primarily related to expansion of our manufacturing footprint in the Asia Pacific region, replacement capital projects for our operating facilities, investments in energy recovery technology, and capital spending required for process technology and product differentiation projects.

Capital expenditures for the remainder of fiscal 2013 are expected to be between $55 million to $80 million. Our planned capital spending program for the remainder of fiscal 2013 is primarily for capacity expansions, higher spending for ongoing sustaining and replacement capital as well as investments in energy related projects.

Cash Flows from Financing Activities

Financing activities consumed $12 million of cash during the first nine months of fiscal 2013 compared to consuming $74 million of cash during the first nine months of fiscal 2012. During the first nine months of fiscal 2013, we received net inflows of $202 million from our commercial paper program, and used the majority of the proceeds to repay $189 million on our revolving credit agreement. In the first nine months of fiscal 2013, our overall debt balance increased by $31 million primarily driven by capital expenditures and working capital increases.

Financing activities consumed $74 million of cash during the first nine months of fiscal 2012. Financing cash outflows included dividend payments to our shareholders of $36 million. In addition, during the first nine months of fiscal 2012, financing cash outflows included the repurchase of approximately 1.1 million shares of our common stock on the open market for approximately $36 million.

Venezuela

We own 49% of an operating affiliate in Venezuela, which is accounted for as an equity affiliate, through wholly owned subsidiaries that carry the investment and receive its dividends. As of June 30, 2013, these subsidiaries carried the operating affiliate investment of $26 million and held 20 million bolivars ($3 million) in cash.

In February 2013, the Venezuelan government announced a devaluation of the bolivar from 4.3 bolivars to the U.S. dollar (B/$) to 6.3 B/$. Accordingly, we remeasured the bolivar denominated monetary accounts in our wholly owned subsidiaries at the new rate, resulting in the recognition of a $2 million loss in the second quarter of fiscal 2013 through other (expense) income within the Consolidated Statements of Operations. We also recognized a tax benefit of $2 million from a reduction in our deferred tax liability due to the impact of the devaluation of the bolivar on unremitted earnings. Our operating affiliate recognized a $1 million loss during the nine months ended June 30, 2013 as a result of the remeasurement of monetary assets and liabilities in bolivars and a charge of $1 million from the tax impact of the currency devaluation mainly on U.S. dollar and Euro denominated cash and receivable balances. Our share of these combined losses was approximately $1 million, which was included within the Equity in earnings of affiliated companies line of our Consolidated Statements of Operations for the nine months ended June 30, 2013.

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

During the nine months ended June 30, 2013 and 2012, the operating affiliate declared dividends of 12 million bolivars ($2 million) and 16 million bolivars ($4 million), respectively, to the Company’s wholly owned subsidiaries, which were paid in U.S. dollars and repatriated.

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

Purchase Commitments

We have entered into long-term purchase agreements primarily for the purchase of raw materials. Under certain of these agreements the quantity of material being purchased is fixed, but the price paid changes as market prices change. For those commitments, the amounts included in the table below are based on market prices at June 30, 2013.

	Payments Due by Fiscal Year
	Remainder of
	Fiscal 2013	2014	2015	2016	2017	Thereafter	Total
	(Dollars in millions)
Reinforcement Materials	$92	$319	$285	$204	$179	$2,536	$3,615
Performance Materials	11	39	35	32	29	240	386
Advanced Technologies	1	4	2	—	—	—	7
Purification Solutions	6	13	9	8	8	23	67

Total	$110	$375	$331	$244	$216	$2,799	$4,075

Off-balance Sheet Arrangements

Cabot has no material transactions that meet the definition of an off-balance sheet arrangement.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” under the Federal securities laws. These forward-looking statements address expectations or projections about the future, including our expectations concerning the receipt of the cash proceeds due to us from the sale of our Supermetals Business; when we expect to close our acquisition of the equity interest in our joint venture in Mexico that we do not currently own; when we expect to allocate certain functional support costs to the Purification Solutions segment and the estimated maximum amount of these costs for fiscal 2013; the amount and timing of the charge to earnings we will record and the cash outlays we will make in connection with the closing of certain manufacturing facilities and restructuring initiatives; our estimated future amortization expenses for our intangible assets; the impact on future income from continuing operations from the change we made in the estimated depreciable lives of certain machinery; the sufficiency of our cash on hand, cash provided from operations and cash available under our credit facilities to fund our cash requirements; uses of available cash including anticipated capital spending and future cash outlays associated with long-term contractual obligations; our expected tax rate for fiscal 2013; the recoverability of our equity affiliate investment in Venezuela; and the possible outcome of legal and environmental proceedings. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

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

In addition to factors described elsewhere in this report, the following are some of the factors that could cause our actual results to differ materially from those expressed in the forward-looking statements: changes in raw material costs; lower than expected demand for our products; our inability to successfully integrate the Norit business; the loss of one or more of our important customers; our inability to complete capacity expansions or other development projects as planned; the timing of implementation of environmental regulations; the availability of raw materials; our failure to develop new products or to keep pace with technological developments; fluctuations in currency exchange rates; patent rights of others; stock and credit market conditions; the timely commercialization of products under development (which may be disrupted or delayed by technical difficulties, market acceptance, competitors’ new products, as well as difficulties in moving from the experimental stage to the production stage); demand for our customers’ products; competitors’ reactions to market conditions; delays in the successful integration of structural changes, including acquisitions or joint ventures; severe weather events that cause business interruptions, including plant and power outages or disruptions in supplier or customer operations; the accuracy of the assumptions we used in establishing a reserve for our share of liability for respirator claims; and the outcome of pending litigation. Other factors and risks are discussed in our 2012 10-K.

Recently Issued Accounting Pronouncements – Not Yet Adopted

None with material impact.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the period ended June 30, 2013 does not differ materially from that discussed under Item 7A of our 2012 10-K.

Item 4.	Controls and Procedures

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of both June 30, 2013 and September 30, 2012, there were approximately 42,000 claimants in pending cases asserting claims against AO in connection with respiratory products. Cabot has a reserve to cover its expected share of liability for existing and future respirator liability claims. At June 30, 2013 and September 30, 2012, the reserve was $11 million and $13 million, respectively, on a discounted basis ($15 million and $17 million on an undiscounted basis at June 30, 2013 and September 30, 2012, respectively). The reserve is being accreted up to the undiscounted liability through interest expense over the expected cash flow period, which is through 2062. Cash payments related to this liability were $2 million in the first nine months of fiscal 2013 and 2012.

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

Item IA.	Risk Factors

In addition to the factors described in our Annual Report on Form 10-K for our fiscal year ended September 30, 2012 (the “2012 10-K”), the following factor could cause our actual results to differ materially from those expressed in our forward-looking statements. The risks described in the Risk Factors described in the 2012 10-K and below are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations and financial results.

Our mining operations have the potential to cause safety issues that could result in significant personal injury, and a disruption in our mining operations could disrupt our supply of raw materials for our Specialty Fluids business.

Mining operations by their nature are activities that involve a high level of uncertainty and are often affected by risks and hazards outside of our control. These operational risks include, but are not limited to, industrial accidents; unexpected geological conditions; fall of ground accidents or structural collapses; and lower than expected ore grades or recovery rate. The failure to adequately manage these risks could result in significant personal injury, loss of life, damage to mineral properties, production facilities or mining equipment, damage to the environment, delays in or reduced production, and potential legal liabilities, all of which may adversely affect our reputation and the results of operations of our Specialty Fluids business.

The principal raw material used by our Specialty Fluids business is pollucite, cesium ore, which we obtain primarily from our mine in Manitoba, Canada, a portion of which is located under Bernic Lake. In March 2013, a fall of ground occurred in an area of the mine that was not being actively mined after a first fall of ground occurred in 2010. Following the March 2013 fall of ground, we implemented additional safety measures in the mine and several types of monitoring devices based on the advice of mining consultants. Given the potential structural instability in that portion of the mine, including the potential for further deterioration and of flooding, we are in the early stages of planning and permitting a project that involves building a dike and dewatering a portion of Bernic Lake. We believe this project will enable us to continue to access our pollucite reserves and potentially expand our existing mining operations. We expect this project will take several years to complete, during which time we expect to be able to continue our existing mining operations in certain portions of the mine. However, there remains a risk of further deterioration of the mine before we are able to remediate this situation. Further, the project could experience unexpected problems or delays, including delays in obtaining environmental or other government approvals and from weather impacts. We currently do not expect a disruption in our current mining activities during this project, and we maintain significant levels of raw material inventory. However, if we are unable to continue mining or unable to implement the dike and dewatering project, we may have difficulty obtaining additional raw material for our Specialty Fluids business or obtaining them at an acceptable cost.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding Cabot’s purchases of its equity securities during the quarter ended June 30, 2013:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2013 - April 30, 2013	—	$—	—	1,636,167
May 1, 2013 - May 31, 2013	—	$—	—	1,636,167
June 1, 2013 - June 30, 2013	—	$—	—	1,636,167

Total	—		—

(1)	On May 11, 2007, we publicly announced that the Board of Directors authorized us to repurchase five million shares of our common stock on the open market or in privately negotiated transactions. On September 14, 2007, the Board of Directors increased the share repurchase authorization to 10 million shares (the “2007 Authorization”). This authorization does not have a set expiration date. In the third quarter of fiscal 2013 we did not repurchase shares under this authorization.

Item 6.	Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine months ended June 30, 2013 and 2012; (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2013 and 2012; (iii) the Consolidated Balance Sheets at June 30, 2013 and September 30, 2012; (iv) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2013 and 2012; and (v) Notes to the Consolidated Financial Statements, June 30, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT CORPORATION

Date: August 9, 2013	By:	/s/ EDUARDO E. CORDEIRO
Eduardo E. Cordeiro
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: August 9, 2013	By:	/s/ JAMES P. KELLY
James P. Kelly
Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit 32**	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB*	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine months ended June 30, 2013 and 2012; (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2013 and 2012; (iii) the Consolidated Balance Sheets at June 30, 2013 and September 30, 2012; (iv) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2013 and 2012; and (v) Notes to the Consolidated Financial Statements, June 30, 2013.